Form 10-Q
period 1995-06-30
DIODES INC /DEL/
filed 1995-07-27
CIK 29002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1995

                                       or
          [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to ________.

                        COMMISSION FILE NUMBER:  1-5740

                              DIODES INCORPORATED
             (Exact name of registrant as specified in its charter)


                DELAWARE                                           95-2039518
      (State or other jurisdiction                              (I.R.S. Employer
           of incorporation or                                   Identification
              organization)                                           No.)

       3050 EAST HILLCREST DRIVE
      WESTLAKE VILLAGE, CALIFORNIA                                   91362
(Address of principal executive offices)                          (Zip Code)

      Registrant's telephone number, including area code:  (805) 446-4800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X           No  _____


The number of shares of the registrant's Common Stock outstanding as of June 30, 1995, was 5,421,124 including 717,115 shares of treasury stock.

                              DIODES INCORPORATED

                                     INDEX


                                                                                                Page
                                                                                                ----
PART I - FINANCIAL INFORMATION

            Item 1 -   Consolidated Financial Statements

                       Consolidated Balance Sheets at June 30, 1995 and December 31, 1994       3-4

                       Consolidated Statements of Income for the three months and six
                       months ended June 30, 1995 and June 30, 1994                             5

                       Consolidated Statements of Cash Flows for the six months ended June
                       30, 1995 and June 30, 1994                                               6

                       Notes to Consolidated Condensed Financial Statements                     7

            Item 2 -   Management's Discussion and Analysis of Financial Condition and
                       Results of Operations for the three months and six months ended June
                       30, 1995 and June 30, 1994                                               8-15

PART II - OTHER INFORMATION

            Items 1 through 6                                                                   16-17

            Signature                                                                           18

            Index to Exhibits                                                                   19

                         PART I - FINANCIAL INFORMATION
                  ITEM 1 - CONSOLIDATED FINANCIAL INFORMATION


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS

                                                      (UNAUDITED)
                                                        JUNE 30,      DECEMBER 31,
                                                          1995            1994
                                                     ------------     ------------
CURRENT ASSETS
    Cash                                             $    348,568     $  1,733,078
    Accounts receivable
         Customers                                      9,312,866        6,020,277
         Other                                            380,401          244,416
                                                     ------------     ------------
                                                        9,693,267        6,264,693
         Less allowance for doubtful receivables          188,197          169,898
                                                     ------------     ------------
                                                        9,505,070        6,094,795

    Inventories
         Finished Goods                                 9,807,948        6,435,332
         Work-in-process                                  338,915          158,900
         Raw materials                                    386,386          420,694
                                                     ------------     ------------
                                                       10,533,249        7,014,926

    Deferred income taxes                                 815,052          815,052
    Prepaid expenses and other                            107,977          220,128
                                                     ------------     ------------

                 Total current assets                  21,309,916       15,877,979

PROPERTY, PLANT, AND EQUIPMENT - at cost, net           1,626,471        1,595,941

OTHER ASSETS                                               70,290           71,169
                                                     ------------     ------------

TOTAL ASSETS                                         $ 23,006,677     $ 17,545,089
                                                     ============     ============

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   (UNAUDITED)
                                                                     JUNE 30,        DECEMBER 31,
                                                                       1995             1994
                                                                   ------------     ------------
CURRENT LIABILITIES
    Notes payable                                                  $  2,337,825     $          0
    Trade accounts payable                                            4,488,805        3,543,496
    Accrued liabilities                                               2,523,114        1,710,687
    Income taxes payable                                                325,522        1,173,209
    Current portion of long term debt                                    41,078           40,208
                                                                   ------------     ------------

                 Total current liabilities                            9,716,344        6,467,600

LONG TERM OBLIGATION, less current maturities                           277,840          293,526

DEFERRED COMPENSATION PAYABLE                                                --           13,710

STOCKHOLDERS' EQUITY
    Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; 169,629
         shares issued at December 31, 1994 and
         June 30, 1995.                                                 169,629          169,629
    Common stock - par value $66 2/3 per share;
         9,000,000 shares authorized; 5,343,124 and 5,421,124
         shares issued at December 31, 1994 and June 30, 1995,
         respectively.                                                3,614,503        3,562,499
    Additional paid-in capital                                        4,877,322        4,791,826
    Retained earnings                                                 6,133,272        4,028,532
                                                                   ------------     ------------
                                                                     14,794,726       12,552,486
    Less:
         Treasury stock - 717,115 Common shares, at cost              1,782,233        1,782,233
                                                                   ------------     ------------

                 Total stockholders' equity                          13,012,493       10,770,253
                                                                   ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 23,006,677     $ 17,545,089
                                                                   ============     ============

                      DIODES INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                      --------------------------     ---------------------------
                                          1995           1994            1995            1994
                                      -----------     ----------     -----------     -----------
NET SALES                             $14,539,476     $9,445,106     $28,778,054     $18,225,285
Cost of goods sold                     10,401,033      6,817,913      20,696,650      13,175,265
                                      -----------     ----------     -----------     -----------

    Gross profit                        4,138,443      2,627,193       8,081,404       5,050,020

Selling, general and
  administrative expenses               2,442,365      1,825,300       4,879,591       3,519,240
                                      -----------     ----------     -----------     -----------

    Income from operations              1,696,078        801,893       3,201,813       1,530,780

Other income (expense)
    Interest income                         8,284          9,015          18,992          16,304
    Interest expense                      (36,146)       (13,547)        (43,301)        (47,404)
    Commissions and other                 123,377        100,554         195,753         233,472
                                      -----------     ----------     -----------     -----------
                                           95,515         96,022         171,444         202,372

INCOME BEFORE INCOME TAXES              1,791,593        897,915       3,373,257       1,733,152
  Provision for income taxes              669,615        327,651       1,268,515         667,680
                                      -----------     ----------     -----------     -----------

NET INCOME                            $ 1,121,978     $  570,264     $ 2,104,742     $ 1,065,472
                                      ===========     ==========     ===========     ===========

EARNINGS PER SHARE
    PRIMARY                           $      0.22     $     0.11     $      0.41     $      0.21
    FULLY-DILUTED                     $      0.21     $     0.11     $      0.40     $      0.21
                                      ===========     ==========     ===========     ===========

Weighted average shares outstanding
    Primary                             5,182,041      5,154,285       5,157,221       5,139,477
    Fully-diluted                       5,232,808      5,154,285       5,221,289       5,153,565
                                      ===========     ==========     ===========     ===========

                      DIODES INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                   -----------------------------
                                                                       1995             1994
                                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                     $  2,105,000     $  1,065,000
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                  141,000           96,000
         Increase in allowance for doubtful accounts                     18,000           12,000
         Equity in Joint Venture earnings                                    --          (71,000)
         (Gain) on sale of property, plant and equipment, net           (73,000)          (1,000)
    (Increase) decrease in operating assets:
         Accounts receivable                                         (3,428,000)      (1,466,000)
         Inventories                                                 (3,518,000)       1,817,000
         Prepaid expenses and other                                     112,000          168,000
         Other                                                            1,000          (74,000)
    (Decrease) increase in operating liabilities:
         Trade accounts payable                                         946,000          688,000
         Accrued liabilities                                            (34,000)         634,000
         Deferred compensation payable                                  (14,000)         (21,000)
                                                                   ------------     ------------

             Net cash provided (used) by operations                  (3,744,000)       2,847,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                          (247,000)        (342,000)
    Proceeds from sale of equipment                                     147,000            1,000
                                                                   ------------     ------------

             Net cash (used) by investing activities                   (100,000)        (341,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances (payments) on line of credit, net                        2,338,000       (2,000,000)
    Proceeds from issuance of stock                                     138,000           81,000
    Repayments of long-term obligations                                 (16,000)         (73,000)
                                                                   ------------     ------------
             Net cash provided (used) by financing activities         2,460,000       (1,992,000)
                                                                   ------------     ------------

INCREASE (DECREASE) IN CASH                                          (1,384,000)    $    514,000

CASH AT BEGINNING OF PERIOD                                        $  1,733,000     $    802,000
                                                                   ------------     ------------

CASH AT END OF PERIOD                                              $    349,000     $  1,316,000
                                                                   ============     ============

                      DIODES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - Basis of Presentation

                 The accompanying unaudited consolidated, condensed financial statements have been prepared in accordance with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report in Form 10-K for the calendar year ended December 31, 1994.

NOTE B - Income Taxes

                 Effective January 1, 1993, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This pronouncement requires that taxes be provided based upon the tax rate at which the items of income and expense are expected to be settled in the Company's tax return.

                 SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carryforwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

                 Accordingly, the Company has recorded a net deferred tax asset resulting from net deductible temporary differences in the amount of $815,052. This deferred tax asset results primarily from inventory reserves and expense accruals which are not currently deductible for federal income tax purposes.

                         PART I - FINANCIAL INFORMATION

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         FINANCIAL CONDITION

                 Net sales for the three months and six months ended June 30, 1995 were, respectively, $5.1 million or 53.9% and $10.6 million or 57.9% higher than during the comparable periods in 1994. These increases can be attributed in large part to a restructured sales force with a more pro-active selling philosophy, the Company's marketing agreement with INTERMETALL Halbleiterwerk der Deutscher ITT Industries GmbG ("ITT"), whereby (with the exception of one value-added reseller) the Company is the exclusive marketing channel for ITT's discrete semiconductors in North America, and strong industry demand. Also important in the growth of net sales were the introduction of a new product offering in late 1994, and the Company's ongoing program to build customer loyalty through superior customer service. Essential to the Company's recent growth has been the ability to procure ever increasing numbers of high-quality components at competitive prices; in addition to working closely with its existing suppliers, the Company has continued its program of aggressively seeking new sourcing opportunities.

                 Gross margins for the three months and six months ended June 30, 1995 were, respectively, 28.5% and 28.1%, versus 27.8% and 27.7% in the comparable periods in 1994. This improvement in margins is reflective of the continued rise in demand for the Company's products. In addition, selling, general and administrative expenses ("SG&A") decreased as a percentage of net sales. When compared to the respective three month and six month periods ended June 30, 1994; (i) income from operations in 1995 increased 111.5% and 109.2%;
(ii) other income decreased 0.5% and 15.3%; (iii) pre-tax income increased 99.5% and 94.6%; and (iv) net income increased 96.7% and 97.5%. The Company maintained adequate working capital to support its continued growth in net sales.


                 Reliance on Foreign Sources. For the past several years, nearly all of the Company's net sales (like those of most other companies in the industry) have been derived from products purchased from overseas suppliers or from U.S. companies whose products are manufactured overseas. The Company anticipates that this dependence on foreign sources of its products will continue for the foreseeable future.

                 Foreign sourcing exposes the Company to certain risks common to companies doing business overseas: these risks include the difficulty and expense of maintaining foreign sourcing channels, cultural and institutional barriers to trade, fluctuations in currency exchange rates, political instability, transportation delays, expropriation, tariffs, import and export controls (including export licenses and changes in the allocation of quotas), and other U.S. and foreign regulations that may apply to the export and import of the Company's products, and which could have a material adverse effect on the Company. The Company attempts to reduce the risk of doing business in foreign countries by, among other things, contracting in U.S. dollars, and when possible, maintaining multiple sourcing of product groups from several countries.


                 Volatility of Demand, Availability of Parts and Relationship with Suppliers. The main consumers of discrete semiconductor parts are the computer, subassembly, telecommunication, and consumer electronic industries, which are characterized by volatile customer demand. In recent years, competition within these industries, rapid technological advances, frequent introduction of new products and product enhancements (including smaller and more portable electronic products), and high consumer demand have been principally responsible for a significant increase in the demand of discrete semiconductor parts. As a result, there has been and continues to be significant competition for the world wide availability of discrete semiconductor parts.

                 The Company attempts to meet the volatility of demand for discrete semiconductor parts by (i) aggressively identifying new sources of products, (ii) forming joint ventures and alliances with manufacturers and distributors, and (iii) having a geographically diverse mix of manufacturers and suppliers, located in Taiwan, China, Germany, Japan, France, the Philippines, India, Thailand and the United States. Within the last two years, the Company has observed that the demand for semiconductor parts has been stronger than the supply and, therefore, has had to decline some orders because of the limited availability of these products.

                 The Company purchases products from over 20 suppliers. Some of the Company's major suppliers are ITT, Lite On Power Semiconductor Corporation ("LPSC"), and Shen Jiang Corporation. For the first six months of 1995, products purchased from these suppliers accounted for approximately 40.9%, 18.5%, and 5.2%, respectively, of the Company's net sales.

                 The Company has several supply agreements, some short-term, others long-term, but believes that its success depends, in large part, on maintaining its established working relationships, as well as on developing new relationships with suppliers for its existing and future product lines. Further, although the Company believes that there exist alternative sources for the products of any of its suppliers, the loss of any one of its principal suppliers or the loss of several suppliers in a short period of time could have a materially adverse effect on the Company. The Company understands that ITT is having discussions with various parties to sell ITT's semiconductor and discrete division, either as an entire group, or as separate divisions. Currently, it cannot be determined whether such a sale will occur or what the effect of such a sale might be. In any event, the Company will continue its efforts to develop long term relations with current suppliers as well as aggressively search for new sourcing opportunities to reduce reliance on a limited number of suppliers and to support growing customer demand.

                 In June 1995, the Company entered into product sourcing/compensation trade agreements with Shanghai Kai Hong Electronics Co., Ltd. (Kai Hong), a Shanghai, China company, to secure various discrete semiconductor products. The Company agreed to provide Kai Hong with up to $2.85 million in assistance toward the production of various discrete semiconductor products in Shanghai, China, with some production lines expected to commence production in the latter half of 1995. The Company expects additional products from such production lines to be available in the second half of 1996.

                 In another June 1995 agreement, the Company further strengthened its marketing agreement with LPSC: the Company is now the exclusive reseller, with the exception of a few house accounts, for LPSC in North America. LPSC, a manufacturer of discrete components, has since 1991 been a major shareholder of the Company's common stock, and it is currently the Company's second largest supplier.

                 In both the Kai Hong and LPSC agreements, the Company has sought to enhance its ability to procure - in a timely fashion and at reasonable cost - the products its customers need. The Company believes that these agreements will significantly enhance its competitiveness, strengthen its product sourcing, and contribute to its long-term growth. Copies of the Kai Hong and LPSC agreements have been filed as exhibits to the Quarterly Report on Form 10-Q. See "Item 6. Exhibits and Reports on Form 8-K."

                 The following discussion explains in greater detail the consolidated operating results and financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994


                                                     1995                  1994
                                                     ----                  ----
Net Sales                                        $ 14,539,476           $ 9,445,106
- ---------

                 The Company's 1995 comparative increase in net sales of approximately $5.1 million, or 53.9%, was primarily a result of a restructured sales force with a more pro-active selling philosophy, the Company's ongoing marketing agreement with ITT Germany, the introduction of the new product line of small signal transistors, and increased demand for discrete semiconductors, as well as improved customer service and the addition of established relationships with major users of discrete components.


                                                     1995                  1994
                                                     ----                  ----
Gross Profit                                     $ 4,138,443            $ 2,627,193
- ------------
Gross Margin Percentage                             28.5%                  27.8%
- -----------------------

                 The Company's gross profit for the three months ended June 30, 1995, increased approximately $1.5 million or 57.5%, primarily due to the 53.9% increase in net sales. The gross margin percentage increased 2.3%, resulting from increased product demand and improvements in service to its customers.

                                                 1995                  1994
                                                 ----                  ----
SG&A                                         $ 2,442,365            $ 1,825,300
- ----

                 The Company's SG&A for the three months ended June 30, 1995, increased approximately 33.8%, while net sales increased 53.9% compared to the same period last year. This $617,000 increase was primarily attributable to increased commissions paid to outside sales representatives and distributors, an increase in overall wages and benefits, and consulting and programming fees associated with the implementation of a new management information computer
system.   The total SG&A as a percentage of net sales actually decreased from
19.3% in 1994, to 16.8% in 1995, a 13.1% decrease.


                                                 1995                  1994
                                                 ----                  ----
Income from Operations                       $ 1,696,078             $ 801,893
- ----------------------

                 The Company's fiscal 1995 comparative increase in operating profit of approximately $894,000, or 111.5%, is primarily the net result of the Company's significant increase in net sales and gross profit, as well as continued efforts to control SG&A, which resulted in a decrease in SG&A as a percentage of net sales.


                                                 1995                  1994
                                                 ----                  ----
Interest Income                                $  8,284              $  9,015
- ---------------
Interest Expense                               $ 36,146              $ 13,547
- ----------------

                 The Company's interest income for the three months ended June 30, 1995, decreased 8.1% compared to the same period last year as the Company maintained adequate working cash.
                          The Company's interest expense for the three months
ended June 30, 1995 increased approximately $23,000, primarily as a result of an increase in the Company's usage of its revolving line of credit to $2.3 million.


                                                 1995                  1994
                                                 ----                  ----
Other Income                                  $ 123,377              $ 100,554
- ------------

                 The Company's other income for the three months ended June 30, 1995, increased approximately $23,000, or 22.7% compared to other income for the same period in 1994. This increase in other income is primarily attributed to increased sales commissions paid.

                                                 1995                  1994
                                                 ----                  ----
Pre-tax Income                               $ 1,791,593             $ 897,915
- --------------

                 The Company's pre-tax income for the three months ended June 30, 1995, increased approximately $894,000 or 99.5%, primarily due to the 53.9% increase in net sales, combined with a 13.1% decrease in SG&A as a percentage of net sales.


                                                 1995                  1994
                                                 ----                  ----
Provision for income taxes                    $ 669,615              $ 327,651
- --------------------------

                 The Company's provision for income taxes for the three months ended June 30, 1995, amounts to 37.4% of income before taxes, as compared to 36.5% for the three months ended June 30, 1994. The provision includes an estimate of income tax in the United States, Taiwan, and California.


                                                1995                  1994
                                                ----                  ----
Net Income                                   $1,121,978             $570,264
- ----------
Primary Earnings Per Share                     $ 0.22                $ 0.11
- --------------------------

                 The Company's net income for the three months ended June 30, 1995, increased 96.7% or approximately $552,000 compared to the same period in 1994. Primary earnings per share increased 100% for the three months ended June 30, 1995, compared to the three months ended June 30,1994. Increases in both net income and primary earnings per share are primarily attributable to a 53.9% increase in net sales, and a 2.3% increase in gross margin, combined with an 13.1% decrease in SG&A as a percentage of net sales.


         RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994.


                                                1995                  1994
                                                ----                  ----
Net Sales                                   $ 28,778,054          $ 18,225,285
- ---------

                 The Company's 1995 comparative increase in net sales of approximately $10.6 million, or 57.9%, was primarily a result of a restructured sales force with a more pro-active selling philosophy, the Company's ongoing marketing agreement with ITT Germany, the introduction of the new product line of small signal transistors, and increased demand for discrete semiconductors, as well as improved customer service and the addition of established relationships with major users of discrete components.

                                           1995                  1994
                                           ----                  ----
Gross Profit                           $ 8,081,404            $ 5,050,020
- ------------
Gross Margin Percentage                   28.1%                  27.7%
- -----------------------

                 The Company's gross profit for the six months ended June 30, 1995, increased approximately $3.0 million or 60%, primarily due to the 57.9% increase in net sales. The gross margin percentage increased 1.3%, resulting from increased product demand and improvements in service to its customers.


                                           1995                  1994
                                           ----                  ----
SG&A                                   $ 4,879,591            $ 3,519,240
- ----

                 The Company's SG&A for the six months ended June 30, 1995, increased approximately 38.7%, while net sales increased 57.9% compared to the same period last year. This $1.4 million increase was primarily attributable to increased commissions paid to outside sales representatives and distributors, an increase in overall wages and benefits, and consulting and programming fees associated with the implementation of a new management information computer
system.   The total SG&A as a percentage of net sales actually decreased from
19.3% in 1994, to 17.0% in 1995, a 12.2% decrease.


                                           1995                  1994
                                           ----                  ----
Income from Operations                 $ 3,201,813            $ 1,530,780
- ----------------------

                 The Company's fiscal 1995 comparative increase in operating profit of approximately $1.7 million, or 109.2%, is primarily the net result of the Company's significant increase in net sales and gross profit, as well as continued efforts to control SG&A, which resulted in a decrease in SG&A as a percentage of net sales.


                                         1995                  1994
                                         ----                  ----
Interest Income                        $ 18,992              $ 16,304
- ---------------
Interest Expense                       $ 43,301              $ 47,404
- ----------------

                 The Company's interest income for the six months ended June 30, 1995, increased 16.5% compared to the same period last year as the Company maintained adequate working cash.
                 The Company's interest expense for the six months ended
June 30, 1995 decreased approximately 8.7%, primarily as a result of a decline in the Company's usage of its revolving line of credit.

                                          1995                  1994
                                          ----                  ----
Other Income                           $ 195,753              $ 233,472
- ------------

                 The Company's other income for the six months ended June 30, 1995, decreased approximately $38,000, or 16.2% compared to other income for the same period in 1994. This decrease in other income is primarily attributed to 1994 having a $47,000 gain from the recovery of a loss incurred in 1993 on a joint venture that was subsequently terminated in 1994. For more information on the "Seefull" joint venture, see the Company's 1994 Form 8-K, filed with the Securities and Exchange Commission on July 1, 1994.


                                           1995                  1994
                                           ----                  ----
Pre-tax Income                         $ 3,373,257            $ 1,733,152
- --------------

                 The Company's pre-tax income for the six months ended June 30, 1995, increased approximately $1.6 million or 94.6%, primarily due to the 57.9% increase in net sales, combined with a 12.2% decrease in SG&A as a percentage of net sales.


                                           1995                  1994
                                           ----                  ----
Provision for income taxes             $ 1,268,515             $ 667,680
- --------------------------

                 The Company's provision for income taxes for the six months ended June 30, 1995, amounts to 37.6% of income before taxes, as compared to 38.5% for the six months ended June 30, 1994. The provision includes an estimate of income tax in the United States, Taiwan, and California.


                                           1995                  1994
                                           ----                  ----
Net Income                             $ 2,104,742            $ 1,065,472
- ----------
Primary Earnings Per Share                $ 0.41                $ 0.21
- --------------------------

                 The Company's net income for the six months ended June 30, 1995, increased 97.5% or approximately $1.0 million compared to the same period in 1994. Primary earnings per share increased 95.2% for the six months ended June 30, 1995, compared to the six months ended June 30,1994. Increases in both net income and primary earnings per share are primarily attributable to a 57.9% increase in net sales, and a 1.3% increase in gross margin, combined with a 12.2% decrease in SG&A as a percentage of net sales.


         LIQUIDITY AND CAPITAL RESOURCES

                 The ratio of the Company's current assets to current liabilities on June 30, 1995, was 2.19 to 1 compared to a ratio of 2.46 to 1 as of December 31, 1994. The Company anticipates it will continue to utilize its line of credit to support an increase in net sales over 1994. The Company maintains a $4.0 million line of credit, of which it has utilized $288,000 at June 30, 1995. The Company believes that the availability of this credit line, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements. The Company believes that such strong cash position will be sufficient for anticipated growth, however, the Company continues to evaluate its cash position and may seek to increase its line of credit. The Company's total working capital increased to $11.6 million as of June 30, 1995, from $9.4 million as of December 31, 1994, primarily as a result of the 57.9% increase in net sales and related positive cash flow in 1995. Notes payable increased to $2.3 million to fund a 50.2% increase in inventories, supporting the 57.9% increase in net sales. Accounts receivable also increased 56% as a result of the net sales increase.

                 To ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise. This will also help the Company improve customer satisfaction and increase product market penetration. The Company's debt to equity ratio decreased to 0.77 at June 30, 1995, from 0.63 at December 31, 1994. The Company anticipates this ratio may increase as the Company continues to use its line of credit to support forecasted sales growth.

                          PART II - OTHER INFORMATION


         ITEM 1.  LEGAL PROCEEDINGS

                 There are no matters to be reported under this heading.


         ITEM 2.  CHANGES IN SECURITIES

                 There are no matters to be reported under this heading.


         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                 There are no matters to be reported under this heading.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 The Company submitted to a vote of its security holders at an annual meeting of shareholders on June 30, 1995 for the election of members of the Board of Directors. The directors were each elected to serve until the 1996 annual meeting or until their successors are elected and have qualified. The results of the tabulation for each nominee for director of the Company is as follows:

Michael R. Giordano,                    For:                      4,388,417
Director                                Withheld:                     5,030

David Lin,                              For:                      4,388,417
Director                                Withheld:                     5,030

M.K. Lu,                                For:                      4,372,817
Director                                Withheld:                    20,630

Shing Mao,                              For:                      4,375,917
Director                                Withheld:                    17,530

Michael A. Rosenberg,                   For:                      4,372,817
Director                                Withheld:                    20,630

Leonard M. Silverman,                   For:                      4,386,017
Director                                Withheld:                     7,430

                                                          continued on next page
 continued from previous page

Raymond Soong,                          For:               4,388,417
Director                                Withheld:              5,030


         ITEM 5.  OTHER INFORMATION

                 There are no matters to be reported under this heading.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits

                          Exhibit 10.1 - Computation of Earnings Per Share

                          Exhibit 10.2 - Kai Hong Compensation Trade Agreement
                                         for SOT-23 Product

                          Exhibit 10.3 - Kai Hong Compensation Trade Agreement
                                         for MELF Product

                          Exhibit 10.4 - Lite On Power Semiconductor
                                         Corporation Distributorship Agreement

                 (b) Reports on Form 8-K

                          None

                                   SIGNATURE


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIODES INCORPORATED (Registrant)



/s/ Joseph Liu
- ---------------------------
JOSEPH LIU                                                        July 26, 1995
Vice President, Secretary
and Chief Financial Officer
(Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT - 10.1   Computation Of Earnings Per Share
                 for the three months and six months ended
                 June 30, 1995 and June 30, 1994                     Page 20

EXHIBIT - 10.2   Kai Hong Compensation Trade Agreement for
                 SOT-23 Product                                      Page 21

EXHIBIT - 10.3   Kai Hong Compensation Trade Agreement for
                 MELF Product                                        Page 25

EXHIBIT - 10.4   Lite On Power Semiconductor Corporation
                 Distributorship Agreement                           Page 29

EXHIBIT - 27     Financial Data Schedule                             Page 41