Form 10-Q/A
period 1995-06-30
DIODES INC /DEL/
filed 1995-10-27
CIK 29002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   FORM 10-Q/A--AMENDMENT NO. 1 TO FORM 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1995

                                       or
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to ________.

                        COMMISSION FILE NUMBER:  1-5740

                              DIODES INCORPORATED
             (Exact name of registrant as specified in its charter)


                                 DELAWARE                                                                  95-2039518
                       (State or other jurisdiction of                                                   (I.R.S. Employer
                       incorporation or organization                                                    Identification No.)


                        3050 EAST HILLCREST DRIVE
                       WESTLAKE VILLAGE, CALIFORNIA                                                             91362
                 (Address of principal executive offices)                                                    (Zip Code)

      Registrant's telephone number, including area code:  (805) 446-4800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X           No
                                                 -----             -----

The number of shares of the registrant's Common Stock outstanding as of June 30, 1995, was 5,421,124 including 717,115 shares of treasury stock.

This amendment is being filed solely to respond to the SEC's comments on the Company's request for confidential treatment for certain exhibits.

                          THIS REPORT INCLUDES A TOTAL OF 15 PAGES
                              THE EXHIBIT INDEX IS ON PAGE 5

                              DIODES INCORPORATED

                                     INDEX


                                                                  Page
                                                                  ----
PART II - OTHER INFORMATION

             Items 6                                                 3

             Signature                                               4

             Index to Exhibits                                       5

                          PART II - OTHER INFORMATION




         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits

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


DIODES INCORPORATED (Registrant)



/s/ Joseph Liu
--------------------------
JOSEPH LIU                                                 October 25, 1995
Vice President, Secretary
and Chief Financial Officer
(Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT - 10.2   Kai Hong Compensation Trade Agreement for
                 SOT-23 Product                                                      Page 6

EXHIBIT - 10.3   Kai Hong Compensation Trade Agreement for
                 MELF Product                                                        Page 11