Form 10-Q
period 1995-09-30
DIODES INC /DEL/
filed 1995-11-14
CIK 29002

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended SEPTEMBER 30, 1995
                             ------------------
                                     or
       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to ________.

                        COMMISSION FILE NUMBER:  1-5740
                                                 ------
                              DIODES INCORPORATED
                              -------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                 95-2039518
        -------------------------------                 -------------------
        (State or other jurisdiction of                  (I.R.S. Employer
               incorporation or                         Identification No.)

          3050 EAST HILLCREST DRIVE
         WESTLAKE VILLAGE, CALIFORNIA                          91362
   ----------------------------------------                  ---------
   (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (805) 446-4800
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

The number of shares of the registrant's Common Stock outstanding as of September 30, 1995, was 5,675,419 including 717,115 shares of treasury stock.

                              DIODES INCORPORATED

                                     INDEX


                                                                                                 Page
                                                                                                 ----
PART I - FINANCIAL INFORMATION

            Item 1 -    Consolidated Condensed Financial Statements

                        Consolidated Balance Sheets at September 30, 1995 and
                        December 31, 1994                                                        3-4

                        Consolidated Statements of Income for the three months and nine
                        months ended September 30, 1995 and September 30, 1994                   5

                        Consolidated Statements of Cash Flows for the nine months ended
                        September 30, 1995 and September 30, 1994                                6

                        Notes to Consolidated Condensed Financial Statements                     7

            Item 2 -    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations for the three months and nine months ended
                        September 30, 1995 and September 30, 1994                                8-15

PART II - OTHER INFORMATION

            Items 1 through 6                                                                    16

            Signature                                                                            17

            Index to Exhibits                                                                    18

                         PART I - FINANCIAL INFORMATION
             ITEM 1 - CONSOLIDATED CONDENSED FINANCIAL INFORMATION


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS

                                                 (UNAUDITED)
                                                SEPTEMBER 30,      DECEMBER 31,
                                                    1995               1994
                                                ------------       ------------
CURRENT ASSETS
  Cash                                          $    472,358       $  1,733,078
  Accounts receivable
    Customers                                      9,868,559          6,020,277
    Other                                            191,173            244,416
                                                ------------       ------------
                                                  10,059,732          6,264,693
    Less allowance for doubtful receivables          203,840            169,898
                                                ------------       ------------
                                                   9,855,892          6,094,795
  Inventories
    Finished Goods                                11,640,095          6,435,332
    Work-in-process                                  260,545            158,900
    Raw materials                                    370,278            420,694
                                                ------------       ------------
                                                  12,270,918          7,014,926

  Deferred income taxes                              815,052            815,052
  Prepaid expenses and other                         317,161            220,128
                                                ------------       ------------
        TOTAL CURRENT ASSETS                      23,731,381         15,877,979

PROPERTY, PLANT, AND EQUIPMENT - at cost, net      1,573,530          1,595,941

OTHER ASSETS                                         625,668             71,169
                                                ------------       ------------
TOTAL ASSETS                                    $ 25,930,579       $ 17,545,089
                                                ============       ============

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           (UNAUDITED)
                                                                           SEPTEMBER 30,           DECEMBER 31,
                                                                               1995                    1994
                                                                           -------------           ------------
CURRENT LIABILITIES
    Notes payable                                                          $  3,550,654            $          0
    Trade accounts payable                                                    3,886,877               3,543,496
    Accrued liabilities                                                       2,774,677               1,710,687
    Income taxes payable                                                        942,612               1,173,209
    Current portion of long term debt                                            39,061                  40,208
                                                                           ------------            ------------
                 TOTAL CURRENT LIABILITIES                                   11,193,881               6,467,600

LONG TERM OBLIGATION, less current maturities                                   256,146                 293,526

DEFERRED COMPENSATION PAYABLE                                                        --                  13,710

STOCKHOLDERS' EQUITY
    Preferred stock - par value $1.00 per share;
         1,000,000 shares authorized; 169,629
         shares issued at December 31, 1994 and
         September 30, 1995.                                                         --                 169,629
    Common stock - par value $0.66 2/3 per share;
         9,000,000 shares authorized; 5,343,124 and 5,675,419
         shares issued at December 31, 1994 and September 30,
         1995, respectively.                                                  3,783,976               3,562,499
    Additional paid-in capital                                                5,084,464               4,791,826
    Retained earnings                                                         7,394,345               4,028,532
                                                                           ------------            ------------
                                                                             16,262,785              12,552,486
    Less:
         Treasury stock - 717,115 Common shares, at cost                      1,782,233               1,782,233
                                                                           ------------            ------------
                 TOTAL STOCKHOLDERS' EQUITY                                  14,480,552              10,770,253
                                                                           ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 25,930,579            $ 17,545,089
                                                                           ============            ============

                      DIODES INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                             THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                SEPTEMBER 30,                                  SEPTEMBER 30,
                                      ---------------------------------               -------------------------------
                                          1995                  1994                     1995                1994
                                      -----------           -----------               -----------         -----------
NET SALES                             $15,355,870           $ 9,887,311               $44,133,924         $28,112,596
Cost of goods sold                     10,923,904             7,078,635                31,620,554          20,253,901

    Gross profit                        4,431,966             2,808,676                12,513,370           7,858,695

Selling, general and
  administrative expenses               2,483,398             1,841,839                 7,362,988           5,361,078
                                       ----------           -----------               -----------         -----------
    Income from operations              1,948,568               966,837                 5,150,382           2,497,617

Other income (expense)
    Interest income                         2,744                21,106                    21,736              37,410
    Interest expense                      (76,242)               (7,765)                 (119,543)            (55,170)
    Commissions and other                 191,277                99,011                   387,030             332,483
                                       ----------           -----------               -----------         -----------
                                          117,779               112,352                   289,223             314,723

INCOME BEFORE INCOME TAXES              2,066,347             1,079,189                 5,439,605           2,812,340
Provision for income taxes                805,272               440,630                 2,073,788           1,108,310
                                       ----------           -----------               -----------         -----------
NET INCOME                             $1,261,075           $   638,559               $ 3,365,817         $ 1,704,030
                                       ==========           ===========               ===========         ===========
EARNINGS PER SHARE
    PRIMARY                            $     0.24           $      0.12               $      0.65         $      0.33

    FULLY-DILUTED                      $     0.24           $      0.12               $      0.64         $      0.33
                                       ==========           ===========               ===========         ===========

Weighted average shares outstanding
    Primary                             5,276,127             5,123,733                 5,206,042           5,134,635
    Fully-diluted                       5,276,127             5,123,733                 5,255,624           5,134,635
                                       ==========           ===========               ===========         ===========

                      DIODES INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                      -------------------------------------
                                                                           1995                    1994
                                                                      -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                        $   3,366,000           $   1,704,000
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                     238,000                 240,000
         Increase in allowance for doubtful accounts                        34,000                   6,000
         Equity in Joint Venture earnings                                       --                 (71,000)
         (Gain) on sale of property, plant and equipment, net              (73,000)                 (4,000)
    (Increase) decrease in operating assets:
         Accounts receivable                                            (3,795,000)             (2,035,000)
         Inventories                                                    (5,256,000)                672,000
         Prepaid expenses and other                                       (652,000)                 21,000
    (Decrease) increase in operating liabilities:
         Trade accounts payable                                            344,000               1,090,000
         Accrued liabilities                                               833,000               1,220,000
         Deferred compensation payable                                     (14,000)                (33,000)
                                                                      ------------            ------------
             Net cash provided (used) by operations                     (4,975,000)              2,810,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                             (289,000)               (442,000)
    Proceeds from sale of equipment                                        147,000                  14,000
    Investment in subsidiary                                                    --                 400,000
                                                                      ------------            ------------
             Net cash (used) by investing activities                      (142,000)                (28,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances (payments) on line of credit, net                           3,551,000              (2,000,000)
    Proceeds from issuance of stock                                        344,000                 162,000
    Repayments of long-term obligations                                    (39,000)               (103,000)
                                                                      ------------            ------------
             Net cash provided (used) by financing activities            3,856,000              (1,942,000)
                                                                      ------------            ------------
INCREASE (DECREASE) IN CASH                                           $ (1,261,000)           $    840,000

CASH AT BEGINNING OF PERIOD                                           $  1,733,000            $    802,000
                                                                      ------------            ------------
CASH AT END OF PERIOD                                                 $    472,000            $  1,642,000
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

                         PART I - FINANCIAL INFORMATION

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         FINANCIAL CONDITION

                 Net sales for the three months and nine months ended September 30, 1995 were, respectively, $15.4 million, a 55.3% increase, and $44.1 million, a 57.0% increase over the comparable periods in 1994. These increases can be attributed in large part to continued strong industry demand for discrete semiconductors as well as the Company's concerted marketing program - in particular, its pursuit of both medium-sized OEMs and larger strategic accounts that especially value the Company's broad product line, its technical expertise, and its ability to meet diverse customer requirements. Also important in the growth of net sales was the introduction of a new product offering of small signal transistors in late 1994, and the Company's ongoing program to build customer loyalty through superior customer service. Essential to the Company's recent growth has been the ability to procure ever increasing numbers of high-quality components at competitive prices; in addition to working closely with its existing suppliers, the Company has continued its program of aggressively seeking new sourcing opportunities.

                 Gross margins for the three months and nine months ended September 30, 1995 were, respectively, 28.9% and 28.4%, versus 28.4% and 28.0% in the comparable periods in 1994. This improvement in margins is reflective of the continued rise in demand for the Company's products. In addition, selling, general and administrative expenses ("SG&A") decreased as a percentage of net sales from 18.6% to 16.2% for the comparable three month period and from 19.1% to 16.7% for the comparable nine month period. When compared to the respective three month and nine month periods ended September 30, 1994, respectively; (i) income from operations in 1995 increased 101.5% and 106.2%;
(ii) other income increased 4.8% and decreased 8.1%; (iii) pre-tax income increased 91.5% and 93.4%; and (iv) net income increased 97.5% and 97.5%. The Company maintained adequate working capital to support its continued growth in net sales.

                 In July 1995, the Company's major shareholder, Lite On Power Semiconductor Corporation ("LPSC"), converted its 169,629 shares of Class A Convertible Preferred Stock to common stock on a one share to one share basis.


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

                 Foreign sourcing exposes the Company to certain risks common to companies doing business overseas: these risks include the difficulty and expense of maintaining foreign sourcing channels, cultural and institutional barriers to trade, fluctuations in currency exchange rates, political instability, transportation delays, expropriation, tariffs, import and export controls (including export licenses and changes in the allocation of quotas), and other U.S. and foreign regulations that may apply to the export and import of the Company's products, and which could have a material adverse effect on the Company. The Company attempts to reduce the risk of doing business in foreign countries by, among other things, contracting in U.S. dollars, and, when possible, maintaining multiple sourcing of product groups from several countries.


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

                 The Company purchases products from over 20 suppliers. Among the Company's major suppliers are ITT, LPSC, and Shen Jiang Corporation. For the first nine months of 1995, products purchased from these suppliers accounted for approximately 41.7%, 15.3%, and 5.3%, respectively, of the Company's net sales.

                 The Company has several supply agreements, some short-term, others long-term, but believes that its success depends, in large part, on developing long-term relationships with current suppliers, as well as on developing new relationships with suppliers for its existing and future product lines. Further, although the Company believes that there exist alternative sources for the products of any of its suppliers, the loss of any one of its principal suppliers or the loss of several suppliers in a short period of time could have a materially adverse effect on the Company.

                 In September 1995, the Company became aware that ITT Corporation had reached a preliminary agreement with Telefunken Microelectronic GmbH ("Temic", a subsidiary of Daimler-Benz Corporation) regarding the sale of ITT's semiconductor operation ("ITT Semiconductors"). It was further understood that the transaction is subject to the execution of a definitive agreement, government approvals, and approval of the respective boards of directors. Spokesmen for ITT and Temic indicated that the transaction will involve no significant changes to either organization, and that all customer commitments will continue to be honored. In any event, the Company will continue its efforts to aggressively search for new sourcing opportunities to reduce reliance on a limited number of suppliers and to support growing customer demand.

                 The following discussion explains in greater detail the consolidated operating results and financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


  RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                     1995                  1994
                                                     ----                  ----
Net Sales                                        $ 15,355,870           $ 9,887,311

                 The Company's 1995 comparative increase in net sales of approximately $5.5 million, or 55.3%, was primarily a result of a continued strong industry demand for discrete semiconductors as well as the Company's concerted marketing program to pursue both medium-sized OEMs and larger strategic accounts that especially value the Company's broad product line, its technical expertise, and its ability to meet diverse customer requirements.


                                                     1995                  1994
                                                     ----                  ----
Gross Profit                                     $ 4,431,966            $ 2,808,676
Gross Margin Percentage                             28.9%                  28.4%

                 The Company's gross profit for the three months ended September 30, 1995, increased approximately $1.6 million or 57.8%, primarily due to the 55.3% increase in net sales. The gross margin percentage increased 1.8%, resulting from increased product demand and improvements in service to the Company's customers.


                                                     1995                  1994
                                                     ----                  ----
SG&A                                             $ 2,483,398            $ 1,841,839

                 The Company's SG&A for the three months ended September 30, 1995, increased approximately 34.8%, while net sales increased 55.3% compared to the same period last year. This $642,000 increase was primarily attributable to increased commissions paid to outside sales representatives and distributors, and an increase in overall wages and benefits. The total SG&A as a percentage of net sales actually decreased from 18.6% in 1994 to 16.2% in 1995, a 14.8% decrease.

                                                     1995                  1994
                                                     ----                  ----
Income from Operations                           $ 1,948,568             $ 966,837

                 The Company's fiscal 1995 comparative increase in operating profit of approximately $982,000, or 101.5%, is primarily the net result of the Company's significant increase in net sales and gross profit, as well as continued efforts to control SG&A, which resulted in a decrease in SG&A as a percentage of net sales.


                                                     1995                  1994
                                                     ----                  ----
Interest Income                                    $  2,744              $ 21,106
Interest Expense                                   $ 76,242              $  7,765

                 The Company's interest income for the three months ended September 30, 1995, decreased 87.0% compared to the same period last year as the Company maintained adequate working cash.

                 The Company's interest expense for the three months ended September 30, 1995 increased approximately $68,000, primarily as a result of an increase in the Company's usage of its revolving line of credit to approximately $3.6 million, primarily for increased inventory to support increased sales.


                                                     1995                  1994
                                                     ----                  ----
Commissions and Other Income                      $ 191,277              $ 99,011

                 The Company's other income for the three months ended September 30, 1995, increased approximately $92,000, or 93.2% compared to commissions and other income for the same period in 1994. This increase in commissions and other income is primarily attributed to increased sales commissions received.


                                                     1995                  1994
                                                     ----                  ----
Pre-tax Income                                   $ 2,066,347            $ 1,079,189

                 The Company's pre-tax income for the three months ended September 30, 1995, increased approximately $987,000 or 91.5%, primarily due to the 55.3% increase in net sales, combined with a 14.8% decrease in SG&A as a percentage of net sales.

                                                     1995                  1994
                                                     ----                  ----
Provision for income taxes                        $ 805,272              $ 440,630

                 The Company's provision for income taxes for the three months ended September 30, 1995, amounts to 39.0% of income before taxes, as compared to 40.8% for the three months ended September 30, 1994. The provision includes an estimate of income tax in the United States, Taiwan, and California.


                                                     1995                  1994
                                                     ----                  ----
Net Income                                       $ 1,261,075             $ 638,559
Primary Earnings Per Share                          $ 0.24                $ 0.12

                 The Company's net income for the three months ended September 30, 1995, increased 97.5% or approximately $623,000 compared to the same period in 1994. Both primary and fully-diluted earnings per share increased 100% for the three months ended September 30, 1995, compared to the three months ended September 30, 1994. Increases in both net income and primary and fully-diluted earnings per share are primarily attributable to a 55.3% increase in net sales, and a 1.8% increase in gross margin, combined with an 14.8% decrease in SG&A as a percentage of net sales.


  RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994.


                                                     1995                  1994
                                                     ----                  ----
Net Sales                                        $ 44,133,924          $ 28,112,596

                 The Company's 1995 comparative increase in net sales of approximately $5.5 million, or 55.3%, was primarily a result of a continued strong industry demand for discrete semiconductors as well as the Company's concerted marketing program to pursue both medium-sized OEMs and larger strategic accounts that especially value the Company's broad product line, its technical expertise, and its ability to meet diverse customer requirements.


                                                     1995                  1994
                                                     ----                  ----
Gross Profit                                     $ 12,513,370           $ 7,858,695
Gross Margin Percentage                             28.4%                  28.0%

                 The Company's gross profit for the nine months ended September 30, 1995, increased approximately $4.7 million or 59.2%, primarily due to the 57.0% increase in net sales. The gross margin percentage increased 1.4%, resulting from increased product demand and improvements in service to its customers.

                                                     1995                  1994
                                                     ----                  ----
SG&A                                             $ 7,362,988            $ 5,361,078

                 The Company's SG&A for the nine months ended September 30, 1995, increased approximately 37.3%, while net sales increased 57.0% compared to the same period last year. This $2.0 million increase was primarily attributable to increased commissions paid to outside sales representatives and distributors, and an increase in overall wages and benefits. The total SG&A as a percentage of net sales actually decreased from 19.1% in 1994 to 16.7% in 1995, a 14.4% decrease.


                                                     1995                  1994
                                                     ----                  ----
Income from Operations                           $ 5,150,382            $ 2,497,617

                 The Company's fiscal 1995 comparative increase in operating profit of approximately $2.7 million, or 106.2%, is primarily the net result of the Company's significant increase in net sales and gross profit, as well as continued efforts to control SG&A, which resulted in a decrease in SG&A as a percentage of net sales.


                                                     1995                  1994
                                                     ----                  ----
Interest Income                                   $  21,736              $ 37,410
Interest Expense                                  $ 119,543              $ 55,170

                 The Company's interest income for the nine months ended September 30, 1995, decreased 41.9% compared to the same period last year as the Company maintained adequate working cash.

                 The Company's interest expense for the nine months ended September 30, 1995 increased approximately $64,000 or 116.7%, primarily as a result of an increase in the Company's usage of its revolving line of credit to approximately $3.6 million, primarily for increased inventory to support increased sales.


                                                     1995                  1994
                                                     ----                  ----
Commissions and Other Income                      $ 387,030              $ 332,483

                 The Company's commissions and other income for the nine months ended September 30, 1995, increased approximately $54,500, or 16.4% compared to other income for the same period in 1994. This increase in other income is primarily attributed to increased commissions received.

                                                     1995                  1994
                                                     ----                  ----
Pre-tax Income                                   $ 5,439,605            $ 2,812,340

                 The Company's pre-tax income for the nine months ended September 30, 1995, increased approximately $2.6 million or 93.4%, primarily due to the 57.0% increase in net sales, combined with a 14.4% decrease in SG&A as a percentage of net sales.


                                                     1995                  1994
                                                     ----                  ----
Provision for income taxes                       $ 2,073,788            $ 1,108,310

                 The Company's provision for income taxes for the nine months ended September 30, 1995, amounts to 38.1% of income before taxes, as compared to 39.4% for the nine months ended September 30, 1994. The provision includes an estimate of income tax in the United States, Taiwan, and California.


                                                     1995                  1994
                                                     ----                  ----
Net Income                                       $ 3,365,817            $ 1,704,030
Primary Earnings Per Share                          $ 0.65                $ 0.33

                 The Company's net income for the nine months ended September 30, 1995, increased 97.5% or approximately $1.7 million compared to the same period in 1994. Primary earnings per share increased 97.0% for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994, and fully-diluted earnings per share increased 93.9% for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994. Increases in both net income and primary and fully-diluted earnings per share are primarily attributable to a 57.0% increase in net sales, and a 1.4% increase in gross margin, combined with a 14.4% decrease in SG&A as a percentage of net sales.


         LIQUIDITY AND CAPITAL RESOURCES

                The ratio of the Company's current assets to current liabilities on September 30, 1995, was 2.12 to 1 compared to a ratio of 2.46 to 1 as of December 31, 1994. The Company anticipates it will continue to utilize its line of credit to support continued growth. In August 1995, the Company temporarily increased its line of credit to $6.0 million while negotiating a new credit agreement and term commitment loan. See "Item 6. Exhibits and Reports on Form 8-K." On November 1, 1995 the Company entered into a new line of credit agreement for $10.0 million expiring November 1, 1996. The Company also established a term commitment loan for $4.0 million, expiring November 1, 2001. This increased credit facility will be used to provide financing for additional sourcing through various financing arrangements. See "Item 6. Exhibits and Reports on Form 8-K." As of September 30, 1995 the Company has utilized approximately $3.6 million of its line of credit and the Company has yet to utilize the term loan.

                The Company believes that the availability of this credit line, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements. The Company believes that its working capital will be sufficient for anticipated growth; however, the Company continues to evaluate its cash position and may seek to increase its line of credit to support inventory and future sales growth. The Company's total working capital increased to $12.5 million as of September 30, 1995, from $9.4 million as of December 31, 1994, primarily as a result of the 57.0% increase in net sales and related positive cash flow in 1995. Notes payable increased to $3.6 million to fund a 80.9% increase in inventories, supporting the 57.0% increase in net sales. Accounts receivable also increased 61.7%, primarily as a result of the net sales increase.

                 To ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise. This will also help the Company improve customer satisfaction and increase product market penetration. The Company's debt to equity ratio increased to 0.79 at September 30, 1995, from
0.63 at December 31, 1994. The Company anticipates this ratio may increase as the Company continues to use its line of credit to support forecasted sales growth.

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

                 There are no matters to be reported under this heading.


         ITEM 5.  OTHER INFORMATION

                 There are no matters to be reported under this heading.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits

                     Exhibit 10.11 - $6.0 Million Revolving Line of Credit Note

                     Exhibit 10.12 - Credit Agreement between Wells Fargo Bank
                                     and the Company dated November 1, 1995

                     Exhibit 11 -    Computation of Earnings Per Share for the
                                     for the three months and nine months ended
                                     September 30, 1995 and September 30, 1994

                     Exhibit 27 - Financial Data Schedule

                 (b) Reports on Form 8-K

                          None

                                   SIGNATURE


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIODES INCORPORATED (Registrant)



/s/ Joseph Liu                                              November 7, 1995
JOSEPH LIU
Vice President, Secretary
and Chief Financial Officer
(Principal Financial and Accounting Officer)

                         INDEX TO EXHIBITS

 Exhibit 10.11 - $6.0 Million Revolving Line of Credit Note          Page 19

 Exhibit 10.12 - Credit Agreement between Wells Fargo Bank
                 and the Company dated November 1, 1995              Page 25

 Exhibit 11 -    Computation of Earnings Per Share for the
                 for the three months and nine months ended
                 September 30, 1995 and September 30, 1994           Page 59

 Exhibit 27 - Financial Data Schedule                                Page 60
