Form 10-K405
period 1995-12-31
DIODES INC /DEL/
filed 1996-04-01
CIK 29002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.
                                       or
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from _______ to ________.
                        COMMISSION FILE NUMBER:  1-5740

                              DIODES INCORPORATED
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                  95-2039518
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                 Identification Number)


          3050 EAST HILLCREST DRIVE
        WESTLAKE VILLAGE, CALIFORNIA                             91362
  (Address of principal executive offices)                    (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (805) 446-4800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

   COMMON STOCK, PAR VALUE $0.66 2/3                 AMERICAN STOCK EXCHANGE
       (Title of each class)                          (Name of each exchange
                                                       on which registered)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 2,723,919 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the American Stock Exchange on March 22, 1996 of $9.00 per share, was approximately $24,515,271.

The number of shares of the registrant's Common Stock outstanding as of March 22, 1996, was 5,675,794 including 717,115 shares of treasury stock.

                              DIODES INCORPORATED

                               TABLE OF CONTENTS


                                                                                                                 Page
                                                                                                                 ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
                     Item 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
                     Item 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10
                     Item 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10
                     Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . .        11

PART II . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
                     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters  . .        11
                     Item 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . .        11
                     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13
                     Item 8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . . . .        19
                     Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial
                                  Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19
                     Item 10.     Directors and Executive Officers of the Registrant . . . . . . . . . . . .        19
                     Item 11.     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . .        23
                     Item 12.     Security Ownership of Certain Beneficial Owners and Management . . . . . .        28
                     Item 13.     Certain Relationships and Related Transactions . . . . . . . . . . . . . .        30

PART IV  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31
                     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . .        31

Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation
  Reform Act of 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        33

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34

INDEX TO EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        35

                                     PART I


ITEM 1.          BUSINESS


         BUSINESS DEVELOPMENT

                 Diodes Incorporated (the "Company") was formed in 1959 under the laws of Delaware. The Company is a supplier of discrete semiconductors. In addition to the Company's corporate headquarters and marketing facility in Westlake Village, California, the Company's wholly-owned subsidiary, Diodes Incorporated Taiwan Company, Ltd. ("Diodes-Taiwan"), maintains an engineering, manufacturing, purchasing, and sales facility in Taipei, Taiwan.

                 The Company, following a restructuring in 1990, has grown rapidly as a supplier of discrete semiconductors. In 1990, the Company installed new management and raised additional capital from the private sale of 1,000,000 shares of the Company's Common Stock to Silitek Corporation ("Silitek"), a Taiwanese company engaged in the manufacture and sale of electronic components and equipment, including semiconductor rectifiers. Silitek also acquired 945,800 shares of Common Stock from Microsemi Corporation in 1990. Following such purchase of the Company's Common Stock, Silitek owned 46% of the total outstanding shares of Common Stock of the Company. Silitek transferred such Common Stock ownership interest in 1991 to Lite-On Power Semiconductor Corporation ("LPSC"), a wholly-owned, Taiwanese subsidiary of Silitek. LPSC continues to be a major shareholder of the Company, owning 1,995,093 shares of the Company's Common Stock, or 40.2% of the total shares outstanding of the Company's Common Stock as of December 31, 1995.

                 In 1992, the Company signed a marketing agreement with Intermetall, Halbleiterwerk der Deutsche, ITT Industries GmbH ("ITT") of Freiburg, Germany, to distribute ITT's complete line of discrete semiconductors in North America, including Canada and Mexico. Under this agreement, except for ITT's direct distributors and one value-added reseller, the Company is the exclusive marketing channel for these products in North America. During the business association with ITT, and after aggressive sales efforts, the Company achieved its first $5 million quarter of net sales, in the fourth quarter of 1992.

                 In 1993, in order to accommodate a growing product demand and further emphasis on customer service and product quality, the Company relocated to its current headquarters in Westlake Village, California, a suburb of Los Angeles. In addition to office space, the building includes a large warehouse
and an on-site testing facility.   Also in May 1993, the Company sold 384,616
shares of previously unissued securities of the Company in a private placement to LPSC for a total sales price of $400,000. The shares were transferred on May 4, 1993 after receipt of the requisite approvals. As a result of such sale, LPSC acquired 214,987 shares of Common Stock and 169,629 shares of the Company's Class A Preferred Stock ("Preferred Stock"). The Preferred Stock has voting rights and are convertible into Common Stock on a one share for one share basis on or after May 4, 1994. LPSC converted the Preferred Stock in July 1995.

                 The net proceeds to the Company from this private placement transaction has been used to fund a joint venture with LPSC to set up and operate a new semiconductor rectifier manufacturing facility in mainland China, through a corporation organized under the laws of Shanghai, China, Shanghai Seefull Electronics, Ltd. ("Seefull"). The Company and LPSC each owned 50% of the outstanding Common Stock of Seefull, for an equity investment of $400,000 each.

                 In 1994, based upon mutual agreement between the Company and LPSC, it was determined to be in the best interest of both parties, for LPSC to continue the expansion plans of the Seefull operations with 100% funding by LPSC, thereby availing the Company's capital for additional investment opportunities. As a result, effective July 1, 1994, a "Stock Purchase and Termination of Joint Shareholder Agreement" was entered into, whereby the Seefull joint venture was terminated and the Company's original $400,000 investment was returned in cash to the Company.

                 The Company's success in business development, which has led to a substantial increase in net sales generated in 1995, can be attributed primarily to the Company's continued efforts to improve the level of sales and customer support by restructuring its sales force, focusing on a more pro-active selling philosophy, and improving the level of communication, cooperation, planning and control within the Company.

                 The growth in net sales in 1995 was aided by a healthy market for the Company's products and by an aggressive marketing program in which the Company has sought to emphasize quality, reliability, and customer service.
The Company has also benefited from a growing reputation as a supplier that can be relied upon to deliver quality products to specification, and in a timely fashion.

                 In November 1995, the Company obtained a new $14 million credit facility -- consisting of a $4 million term loan, to be used in financing additional sourcing agreements; and a $10 million line of credit, to be used in expanding the Company's inventory, and to provide additional working capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a description of the Company's credit facility.

                 With the new management installed and the additional capital received from the private sale of 1,000,000 shares of Common Stock to Silitek in 1990, combined with the increased available line of credit, increased sales force, the ITT marketing agreement, and three additional regional offices in the United States, net sales have grown from $14.7 million in 1991 to $58.2 million in 1995. Net income has also increased substantially from $264,000 in 1991, to $4.7 million in the fiscal year ended December 31, 1995.

                 A recent report from the Semiconductor Industry Association that book-to-bill ratios (the dollar value of new orders scheduled versus the dollar value of orders shipped) throughout the industry fell in early 1996, reaching a 5 year low in February, indicates a softening of the market. The Company has experienced a similar softening in its book-to-bill ratio in the past few months and although the Company's book-to-bill ratio seems to be recovering slightly, there can be no assurance that the Company's historical book-to-bill ratio will be indicative of future performance.

                 The Company is engaged in an ongoing marketing program to develop strategic alliances with manufacturers under terms that will provide the Company access to the products its customers need.

                 Three alliances, in particular, are part of this marketing effort:

1. A sourcing agreement (June 1995) with Shanghai Kai Hong Electronics Co., Ltd. ("Kai Hong") that will give the Company additional SOT-23 capacity. The Company will provide Kai Hong with $2 million in assistance toward the construction of a new facility for the manufacture of SOT-23s. The total cost of plant and equipment is estimated at $4 million. On March 18, 1996 this sourcing agreement was changed to a joint venture, providing the opportunity to substantially increase the capacity and capital in several phases. See "Item
1. Business -- New Developments."  The

Company will have a 70% controlling interest, and will be responsible for production and management. The Company's involvement will assure it a new source of surface-mount products for which there currently is an increasing demand and that currently are in short supply world-wide. See Note 4 of "Notes to Consolidated Financial Statements."

2. A marketing agreement with LPSC that will provide customers with access to additional high-quality components, further strengthening the Company's relationship with LPSC. The Company is now the exclusive reseller (with the exception of a few house accounts) for LPSC in North America.

3. A recently-announced agreement with FabTech, Inc. (FabTech), a subsidiary of LPSC, whereby the Company will gain a new supply of processed wafers used in
the manufacture of various types of discrete semiconductors.   See "Item 1.
Business -- New Developments".

                 These alliances are part of the Company's long-term strategic plan to expand its product line while maintaining profitability.

                 Also in 1995, the Company announced that one of its major suppliers, ITT, had reached a preliminary agreement regarding the sale of ITT's semiconductor operation ("ITT Semiconductors"). Although the sale was not consummated, and ITT Semiconductors remains for sale, the Company believes that such a transaction should not involve significant changes and that customer commitments will continue to be honored.


         BUSINESS OF COMPANY

                 The Company is engaged in the manufacture, sale, and distribution of discrete semiconductors, providing product to a broad customer base in electronic related industries, such as manufacturers of automotive, computer and telecommunication products. For the fiscal years ended December 31, 1995, 1994, and 1993, the sale of such products represented 100 percent of the Company's net sales. The Company intends to continue this practice.

                 Semiconductors come in two basic configurations: discretes and integrated circuits. Discretes are fixed-function components such as diodes, small-signal transistors, and bridge rectifiers. Far more complex in terms of function are integrated circuits. These integrated circuits are multi-function devices of the sort found in computer memory boards and central processing units.

                 Integrated circuits, characterized by rapid changes in both production and application, and the desire to put ever-more intelligence into ever-smaller packages, have required the development of manufacturing techniques that are sophisticated and expensive.

                 In contrast, there is little that is proprietary about the manufacturing of discrete components. Here technologies are neither new nor rapidly evolving. Success, therefore, is highly dependent upon the ability to produce large numbers of inexpensive components of consistent high quality, and with low overhead.

                 Discretes, which effectively tie integrated circuits to their surrounding environments and enable them to work, come in hundreds of permutations and vary according to voltage, current, power handling capability, and switching speed.

                 In a standard industry classification, those discrete semiconductors operating at less than 1 watt are referred to as low-power semiconductors, while those operating at greater than 1 watt are termed power semiconductors. Both types of semiconductors are found in a wide assortment of commercial instrumentation and communication equipment, in consumer products like televisions and telephones, and in automotive, computer and industrial electronic products.

                 During the fiscal year ended December 31, 1995, the Company sold its products to approximately 400 direct customers, and to distributors who sell to approximately 4,200 additional indirect customers.

                 All of the products and materials used by the Company in its operations are available both domestically and at the offshore locations where some of the manufacturing is performed at Diodes-Taiwan. During most of 1995, both the Company and its industry experienced unprecedented demand for discrete semiconductor products. This demand for discrete semiconductor products has largely been fueled by corresponding demands in the personal computer and telecommunication industries, and there can be no assurance this demand will continue. In general, the Company maintains sufficient inventories of standard products to permit rapid delivery of customers' orders where required, and continuously coordinates with vendors to support future product demand. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                 All of the Company's inventory is composed of discrete semiconductors which are standardized in electronic related industries. Finished goods inventory turns over approximately four times annually. The Company has no special inventory or working capital requirements that are not in the ordinary course of business. Unless arrangements are otherwise specially made, invoices to customers are payable net 30 days. Company policy is to hold shipments to customers who are more than 60 days in arrears.


         BACKLOG

                 The amount of backlog to be shipped during any period is dependent upon various factors and all orders are subject to cancellation or modification, usually without penalty to the customer. Accordingly, the amount of backlog at any date is not necessarily indicative of actual shipments. Backlog of orders scheduled to ship within six months were approximately $12.0 million on December 31, 1995, compared to approximately $8.8 million on December 31, 1994, and $6.5 million on December 31, 1993. Historically, the Company has booked and shipped greater than two times its scheduled backlog, but given the implications of a recent report from the Semiconductor Industry Association that book-to-bill ratios throughout the industry fell in January, there can be no assurance that the Company's book-to-bill ratio will continue its historical trend.


         NEW DEVELOPMENTS

                 In February 1996, the Company announced an agreement with FabTech, Inc. whereby Diodes will gain a new supply of processed wafers used in the manufacture of several types of discrete semiconductors. The Company will provide FabTech with approximately $2.5 million in working capital to be used in upgrading, reconfiguring, and starting up operations at an existing wafer fabrication facility located in the AT&T building in Lee's Summit, Missouri. FabTech is a newly-created subsidiary of LPSC.

                 The Company expects to begin receiving wafers from FabTech by the third quarter of 1996. Given current levels of pricing and demand, it is anticipated that FabTech production will contribute substantially to Diodes' net sales in 1997, with further increases in subsequent years.

Output from the facility will include wafers used in the production of Schottky barrier diodes, fast recovery epitaxial diodes (FREDs), and other widely used value-added products. Schottky barrier diodes, currently in short supply world-wide, are employed in the manufacture of the power supplies found in personal computers, telecommunications devices and myriad other applications where high frequency, low forward voltage and fast recovery are required.

                 In March 1996, the Company entered into the Kai Hong joint venture for the development of additional manufacturing capacity in Shanghai. The joint venture, originally signed as a compensation trade agreement in June 1995, allows for the manufacturing and sales of diodes and associated electronic components. The Company will have a 70% controlling interest, will be responsible for production and management, and will receive 100% of the production, mainly in SOT-23 packaged components. The venture parties have agreed to make significant equity contribution to the joint venture and anticipate that a portion of the cost of developing the project will be debt financed. The capital contribution will be made in several phases over 3 years. The project will be implemented in phases according to market demand.

                 These alliances, among others, assist the Company in its long-term strategic plan to enhance its ability to acquire -- in a timely fashion and at reasonable cost -- the products that its customers need, while maintaining profitability.


         MARKETING AND SALES

                 The discrete semiconductor components market is served by numerous semiconductor manufacturers and distributors. Some of the larger companies include Motorola, National Semiconductor, International Rectifier, and General Instruments, many of whom have greater financial, marketing, brand name and other resources than the Company. Over the years, there has been a decrease in the number of companies emphasizing discrete components as their primary marketing effort. With fewer service-oriented sources of discrete components available to original equipment manufacturers ("OEMs"), the Company has been able to make gains in market share.

                 The Company sells both through manufacturers' representatives and through distributors. The Company's in-house sales team, aided by the sales force of approximately 30 independent manufacturers' sales representatives located throughout the United States, supplies more than 200 OEM accounts. The Company's products include catalog items and units designed to specific customer requirements. The Company further supplies approximately 40 stocking distributors, who collectively reach over 4,200 customers on the Company's behalf. At December 31, 1995, OEM customers accounted for approximately 60% of the Company's net sales. Customers ranged from Fortune 500 companies to small, privately-held OEMs.

                 Through continuous sales and customer service efforts, the Company further developed significant business relationships with companies who are considered leaders in their respective market segments, such as automotive, telecommunications, personal computers, computer peripherals and industrial. The Company's marketing efforts have also benefited from an ongoing program to develop strategic alliances with manufacturers, such as FabTech and Kai Hong, under terms that will provide the Company access to the products its customers need.

                 The Company's products are sold in the United States, Canada, Mexico, the Pacific Rim and Europe, both directly to end users and through electronic component distributors. During the past four years, the Company has pursued an aggressive program to improve product quality and customer service in order to support more broad-based, strategic accounts.

                 Through Diodes-Taiwan, the Company employs a general manager who acts as the Pacific Rim purchasing liaison with respect to product procurement from other vendors located in the Far East. Diodes-Taiwan also manufactures product for sale to the Company as well as for other customers.
In addition, Diodes-Taiwan generates sales in Taiwan and other Asian countries. See Note 13 of "Notes to Consolidated Financial Statements."


         COMPETITION

                 Competition in the semiconductor marketplace, in which the Company competes, is intense. Competitiveness in sales of the Company's products is determined by the price and quality of the product and the ability of the Company to provide delivery in keeping with the customers' needs. The Company believes itself to be well equipped to be competitive in respect to these requirements. Although technology in the semiconductor industry is ever changing, the products sold by the Company are mature products. Because of this, the Company is not expecting to experience much further technological change within its current product line, nor does it believe its products will become obsolete in the foreseeable future. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provision of the Private Securities Litigation Reform Act of 1995."


         MANUFACTURING AND SIGNIFICANT VENDORS

                 All of the materials used by the Company in its operations are available both domestically and at the off-shore locations where manufacturing is performed. The two largest suppliers of products to the Company are LPSC, an affiliate of the Company based in Taiwan, and ITT, based in Freiburg, Germany. During the year ended December 31, 1995, approximately 50% of purchases were from these two vendors. See Notes 11 and 12 of "Notes to Consolidated Financial Statements," included herein, for a description of the major vendors and the relationship between LPSC and the Company. Further, although the Company believes that there exist alternative sources for the products of any of its suppliers, the loss of any one of its principal suppliers or the loss of several suppliers in a short period of time could have a short-term, materially adverse effect on the Company.


         DEPENDENCE ON INDIVIDUAL CUSTOMERS

                 The Company is not dependent on any one major customer to support its level of net sales. For the fiscal year ended December 31, 1995, there was not one customer that accounted for more than 6% of the Company's net sales. The twenty largest customers of the Company accounted, in total, for approximately 46% of the Company's net sales during such period.


         PATENTS

                 The Company holds one patent but believes this to be of no material value to the Company's business as a whole.

         GOVERNMENTAL REGULATION

                 The Company is aware of no facts indicating the need for governmental approval of any of its principal products or services. The Company also does not believe itself to be affected substantially by any existing or probable governmental regulations on its business. See "Item 1. Business -- Financial Information About Foreign and Domestic Operations and Export Sales."


         RESEARCH AND DEVELOPMENT

                 All research and development expenses relating to products supplied by vendors to the Company during the last two fiscal years have been borne by such vendors.


         ENVIRONMENTAL REGULATIONS

                 Compliance with laws and regulations relating to protection of the environment has not had, nor is it expected to have, a material adverse affect on the Company.


         EMPLOYEES

                 As of December 31, 1995, the Company employed a total of 51 full-time employees in the United States: 13 in sales, 21 in customer support, and 17 in operations and administration. Diodes-Taiwan employed an additional 61 employees in its Taiwan office: 43 in manufacturing, 3 in sales, and 15 in purchasing, quality control, and administration. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.


    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                 With respect to foreign operations see Notes 1, 12 and 13 of "Notes to Consolidated Financial Statements".

                 Foreign sourcing exposes the Company to certain risks common to companies doing business overseas. These risks include the difficulty and expense of maintaining foreign sourcing channels, cultural and institutional barriers to trade, fluctuations in currency exchange rates, political instability, transportation delays, expropriation, tariffs, import and export controls (including export licenses and changes in the allocation of quotas), and other U.S. and foreign regulations that may apply to the export and import of the Company's products, and which could have a material adverse effect on the Company. The Company attempts to reduce the risk of doing business in foreign countries by, among other things, contracting in U.S. dollars, and, when possible, maintaining multiple sourcing of product groups from several countries.

ITEM 2.          PROPERTIES

                 The Company's primary physical properties during the year ended December 31, 1995, were as follows:

         1. Industrial building located at 3050 East Hillcrest Drive, Westlake Village, California 91362. This building, consisting of 30,800 square feet, is the Company's corporate headquarters and product distribution center. The Company is primary lessee under a lease that will expire December 14, 1998. The Company has two five-year options to extend the term of the lease.

         2. Industrial premises consisting of approximately 9,000 square feet and located at 5Fl. 501-16 Chung-Cheng Road, Hsin-Tien City, Taipei, Taiwan, Republic of China. These premises, owned by Diodes-Taiwan, are used as a manufacturing facility. The facility is subject to a mortgage held by Chang-Hwa Commercial Bank, which matures on November 11, 2003, and is secured by land and buildings.

         3. Industrial premises consisting of approximately 7,000 square feet and located at 2Fl. 501-15 Chung-Cheng Road, Hsin-Tien City, Taipei, Taiwan, Republic of China. These premises, owned by Diodes-Taiwan are used as sales and administrative offices. The facility is subject to a mortgage held by Chang-Hwa Commercial Bank, which matures on February 27, 2003, and is secured by land and buildings.

         4. Regional sales office located at 400 West Maple, Suite 300, Birmingham, Michigan 48009. These premises are leased at less than $1,000 per month.

         5. Regional sales office located at 39 Carrington Street, Lincoln, Rhode Island 02865. These premises are leased at less than $1,000 per month.

         6. Regional sales office located at 923-D Merchants Walk NW, Huntsville, Alabama 35801. These premises are leased at less than $1,000 per month.

         7. Industrial building located at Xinqiao Town, Song Jian County, Shanghai, Peoples Republic of China. This building, consisting of approximately 20,000 square feet, is the corporate headquarters and product distribution and manufacturing facility for the newly formed Kai Hong joint venture. The building is owned by the joint venture company.


                 The Company believes its current facilities are adequate for the foreseeable future. See Note 14 of "Notes to Consolidated Financial Statements."


ITEM 3.          LEGAL PROCEEDINGS

                 The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company does not believe that any currently pending litigation, to which it is a party, will have a material adverse affect on its financial condition or results of operations.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 No matter was submitted to a vote of security holders by the Company during the last three months of the year ending December 31, 1995.


                                    PART II


ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

                 The Company's Common Stock is listed and traded on the American Stock Exchange ("AMEX") (Symbol "DIO"). The following Table 1 shows the range of high and low sales prices per share for the Company's Common Stock for each fiscal quarter from March 31, 1994 as reported by AMEX.

                                    TABLE 1


            CALENDAR QUARTER                            SALE PRICE OF
                 ENDED                                  COMMON STOCK
            ----------------                      -------------------------
                                                   HIGH               LOW
                                                  -------           -------
          March 31, 1994  . . . . . . .           $ 9 7/8           $ 4 7/8

          June 30, 1994 . . . . . . . .             9 7/8             6 5/8

          September 30, 1994  . . . . .             8 3/8             4 3/8

          December 31, 1994 . . . . . .             7 3/8             4 3/4

          March 31, 1995  . . . . . . .           $ 7 1/4           $ 4 7/8

          June 30, 1995 . . . . . . . .            11 7/8             5

          September 30, 1995  . . . . .            19 5/8            11 7/8

          December 31, 1995 . . . . . .            15 3/4            10 1/2


                 On March 22, 1996, the closing sale price of the Company's Common Stock on AMEX was $9.00. Shareholders are urged to obtain current market quotations for the Common Stock. As of March 22, 1995, there were 1,150 stockholders of record of the Company's Common Stock.

                 No dividends have been declared during the past three years and the Company does not expect to declare dividends in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors, and will depend upon, among other things, the Company's earnings, financial condition and capital requirements and general business conditions.

ITEM 6.          SELECTED FINANCIAL DATA

                 Selected financial data for the fiscal years ended December 31, 1995, 1994, 1993, 1992 and 1991 is set forth in Table 2 and is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements appearing elsewhere herein (in 000's except per share data).

                                    TABLE 2

                                                                                 YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------------
                                                                     1995        1994         1993        1992        1991
                                                                     ----        ----         ----        ----        ----
                 Net sales                                        $58,190     $38,275      $26,403     $18,430     $14,700
                 Gross profit                                      16,463      10,697        7,143       5,005       4,415
                 Income from operations                             6,941       3,134        1,219         392         365
                 Interest expense, net                                144           6           75          55          43
                 Provision (benefit) for income taxes (1)           2,610       1,202         (363)        170          94
                 Net income                                         4,700       2,363        1,587         405         265
                 Earnings per share (2)                             $0.90       $0.46        $0.34       $0.09       $0.06
                 Common and common equivalent shares
                   outstanding                                      5,221       5,137        4,724       4,300       4,294

                 Total assets                                     $29,363     $17,545      $13,727     $10,304      $8,628
                 Stockholders' equity                              16,499      10,770        7,996       6,010       5,605
                 Working capital                                   13,263       9,411        6,606       5,354       4,749

         (1) See Note 9 of "Notes to Consolidated Financial Statements" included herein.

         (2) See Note 1 of "Notes to Consolidated Financial Statements" included herein.

         No cash dividends were paid during the years 1991-1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         FINANCIAL CONDITION

                 The Company's 52.0% increase in net sales in 1995 was primarily attributed to a healthy market for the discrete semiconductors and an aggressive marketing program in which the Company has sought to emphasize quality, reliability, and customer services, as well as the maturation and further cultivation of existing relationships with major users of discrete components. The Company's gross profit margin increased, primarily due to a rise in demand for the Company's products, while selling, general and administrative expenses decreased as a percentage of net sales due to improved cost controls, resulting in an approximately 121.5% increase in income from operations. Interest expense increased $138,000 as the Company used approximately $3.9 million of a new $14 million credit facility -- consisting of a $4 million term loan, to be used in financing additional sourcing agreements; and a $10 million line of credit, to be used in expanding the Company's inventory and to provide additional working capital. Net income and earnings per share in 1995 increased approximately 99.0% and 95.7%, respectively. The weighted average shares outstanding increased approximately 1.6% due to stock options exercised and a higher stock price throughout most of 1995.


         RESULTS OF OPERATIONS

                 The following Table 3 sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                    TABLE 3

                             PERCENT OF NET SALES
                ---------------------------------------------
                            YEAR ENDED DECEMBER 31,                  PERCENTAGE DOLLAR INCREASE (DECREASE)
                ---------------------------------------------    ----------------------------------------------
                1995      1994      1993      1992      1991     '94 TO '95  '93 TO '94  '92 TO '93  '91 TO '92
                -----     -----     -----     -----     -----    ----------  ----------  ----------  ----------
Net sales       100.0 %   100.0 %   100.0 %   100.0 %   100.0 %      52.0 %     45.0 %      43.3 %      25.4 %
Cost of goods
  sold          (71.7)    (72.1)    (72.9)    (72.8)    (70.0)       51.3       43.2        43.5        30.5
                -----     -----     -----     -----     -----       -----      -----      ------      ------
Gross profit     28.3      27.9      27.1      27.2      30.0        53.9       49.8        42.7        13.4

Operating
  expenses      (16.4)    (19.8)    (22.4)    (25.0)    (27.6)       25.9       27.7        28.4        13.9
                -----     -----     -----     -----     -----       -----      -----      ------      ------
Income from
 operations      11.9       8.2       4.6       2.1       2.5       121.5      157.1       211.0         7.4

Interest
  expense, net   (0.2)     (0.0)     (0.3)     (0.3)     (0.3)    2,300.0      (92.0)       36.4        27.9

Other income
  (expense)       0.9       1.1       0.3       0.8      (0.2)       17.6      446.3       (47.0)     (659.3)
                -----     -----     -----     -----     -----       -----      -----      ------      ------
Income before
  taxes          12.6       9.3       4.6       2.6       2.0       105.1      191.3       150.8        65.4

Income taxes
(benefit)         4.5       3.1      (1.4)      0.5       0.2       117.1     (431.1)     (537.3)      176.7
                -----     -----     -----     -----     -----       -----      -----      ------      ------
Net income        8.1       6.2       6.0       2.2       1.8        99.0       48.9       291.9        52.8
                =====     =====     =====     =====     =====       =====      =====      ======      ======

                 The following discussion explains in greater detail the consolidated financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

                                      1995            1994            1993
                                      ----            ----            ----
             Net Sales            $ 58,190,000    $ 38,275,000    $ 26,403,000


                 The Company's fiscal 1995 comparative increase in net sales of approximately $19.9 million, or 52.0%, was the result of a healthy market for the discrete semiconductors, an aggressive marketing program in which the Company sought to emphasize quality, reliability, and customer service, and the maturation and further cultivation of existing relationships with major users of discrete components.

                 A recent report from the Semiconductor Industry Association that book-to-bill ratios (the dollar value of new orders scheduled versus the dollar value of orders shipped) throughout the industry fell in early 1996, reaching a 5 year low in February, there can be no assurance that the growth in the Company's net sales in 1996 will match that of 1995. See "Item 1.
Business -- Business Development." In the fourth quarter of 1995, the Company experienced a slowing of orders, primarily due to a slow down in the personal computer and related industries, and although the Company's book-to-bill ratio seems to be recovering, there can be no assurance that past performance will be indicative of future performance.

                 The Company believes that the slowdown is primarily due to continued inventory pressures and may remain soft for the next few months as computer and related industries, among others, work off their inventories. Although the Company has to date, observed a decline in its net sales in the first quarter of 1996 as compared to the first quarter of 1995, the Company is optimistic that the slowdown is only temporary. Industry estimates indicate that, although the 1996 growth rates will not match those of 1995, the industry will experience moderate growth in sales and profits. The Company's goal is to equal or exceed the industry's average performance.

                 The Company's fiscal 1994 comparative increase in net sales of approximately $11.9 million, or 45.0%, was a result of $4.3 million in net sales from the introduction of the new product line of small signal transistors and increased demand for discrete semiconductors, as well as improved customer service and the addition of established relationships with major users of discrete components. See "Item 1. Business -- Business Development."


                                                 1995           1994          1993
                                                 ----           ----          ----
             Gross Profit                    $16,463,000    $10,697,000    $7,143,000
             Gross Margin Percentage            28.3%          27.9%         27.1%


                 The Company's gross profit in fiscal 1995 increased approximately $5.8 million or 53.9%, primarily due to the 52.0% increase in net sales. The gross margin percentage was comparable to that of 1994, increasing
0.4 percentage points.

                 The Company's gross profit in fiscal 1994 increased approximately $3.6 million or 49.8%, primarily due to the 45.0% increase in net sales. The gross margin percentage increased 0.8 percentage points, resulting from increased product demand and improvements in service to its customers.

                                                                1995            1994             1993
                                                                ----            ----             ----
                 Selling, General and Administrative

                             Expenses ("SG&A")              $ 9,522,000     $ 7,563,000      $ 5,924,000


                 The Company's SG&A for the fiscal year ended December 31, 1995 increased approximately 25.9%, while net sales increased 52.0%. This approximately $2.0 million increase was primarily attributable to increased commissions paid to outside sales representatives and distributors of approximately $1.0 million, or 66.1%, and an increase in overall wages and benefits of approximately $544,000, or 18.9%. The total SG&A as a percentage of net sales decreased from 19.8% in 1994 to 16.4% in 1995, as a result of improved cost controls.

                 The Company's SG&A for the fiscal year ended December 31, 1994 increased approximately 27.7%, while net sales increased 45.0%. This $1.6 million increase was primarily attributable to increased commissions paid to outside sales representatives and distributors of approximately $450,000, an increase in overall wages and benefits of approximately $560,000 or 22.2%, and approximately $180,000 in consulting and programming fees associated with the implementation of a new management information computer system. The total SG&A as a percentage of net sales decreased from 22.4% in 1993, to 19.8% in 1994, as a result of improved cost controls.


                                                                 1995              1994              1993
                                                                 ----              ----              ----
                 Income from Operations                      $ 6,941,000       $ 3,134,000        $ 1,219,000


                 The Company's fiscal 1995 comparative increase in operating profit of approximately $3.8 million, or 121.5%, is primarily the net result of the Company's increase in net sales and gross profit as well as a 3.4 percentage point decrease in SG&A as a percentage of net sales.

                 The Company's fiscal 1994 comparative increase in operating profit of approximately $1.9 million, or 157.1%, is primarily the net result of the Company's increase in net sales and gross profit as well as a 2.6 percentage point decrease in SG&A as a percentage of net sales.


                                                                1995            1994                 1993
                                                                ----            ----                 ----
                 Interest Expense                            $ 190,000         $ 63,000           $  128,000

                 Interest Income                             $  46,000         $ 57,000           $   53,000


                 The Company's interest expense for 1995 increased $127,000, primarily as a result of an increase in the Company's usage of its revolving line of credit to expand the Company's inventory and finance additional sourcing agreements. See "Item 1. Business -- Business Development." The Company's interest income for the year ended 1995 remained relatively unchanged compared to 1994 as the Company maintained adequate working cash.

                 The Company's interest expense for 1994 decreased $65,000, or 50.8%, primarily as a result of a decline in the Company's usage of its revolving line of credit to expand the Company's inventory. The Company's interest income for the year ended 1994 remained relatively unchanged compared to 1993 as the Company maintained adequate working cash and used excess cash to completely pay down the line of credit.


                                                      1995           1994            1993
                                                      ----           ----            ----
                 Other Income                     $ 513,000      $ 437,000        $ 80,000

                 The Company's other income for 1995 increased approximately $76,000, or 17.6% compared to other income in 1994. The Company's other income for 1994 increased $357,000, or 446.3% compared to other income in 1993. These increases in other income are primarily attributed to commissions increasing from $279,000 in 1994 to $297,000 in 1995.


                 In 1993, a joint venture loss of $71,000 represented the Company's equity portion of Seefull's net loss for 1993 whereby the original $400,000 investment in joint venture decreased to $329,000 as of December 31, 1993. In 1994, a joint venture gain of $71,000 represented the recovery of the 1993 loss pursuant to the "Stock Purchase and Termination of Joint Shareholder Agreement", whereby the Seefull joint venture was terminated and the Company's original $400,000 investment was returned in cash to the Company. See "Item 1. Business -- Business Development." The commissions income item represents the commissions earned by the Company's Taiwan subsidiary on drop shipment sales in Asia. Beginning in 1993, additional commissions were earned by assisting ITT in servicing various ITT house accounts.


                                                         1995            1994           1993
                                                         ----            ----           ----
                 Net Income                         $ 4,700,000     $ 2,363,000     $ 1,587,000
                 Earnings Per Share                     $ 0.90         $ 0.46          $ 0.34

                 The Company's net income for the year ended December 31, 1995 increased 99.0% or approximately $2.3 million, and earnings per share increased to $0.90 for the year ended December 31, 1995, compared to $0.46 for 1994. These increases were primarily due to the 52.0% increase in net sales and the decrease in SG&A as a percentage of net sales.

                 The Company's net income for the year ended December 31, 1994 increased 48.9% or approximately $776,000. Earnings per share increased to $0.46 for the year ended December 31, 1994, compared to $0.34 for 1993 and $0.09 for 1992. Net income for 1994 includes an aggregate income tax benefit derived from an adjustment to a valuation allowance on a deferred tax asset of less than $0.02 per share, compared to $0.18 per share in 1993. The $0.18 per share tax benefit in 1993 consisted of $0.10 per share related to a valuation allowance adjustment of deferred tax assets, and an additional $0.08 per share benefit for net operating loss carryforward and other tax adjustments. Without the income tax benefits in 1993 and 1994, the 1994 earnings per share would have increased 175.0% from $0.16 per share to $0.44 per share.

                 Inflation and changing prices did not have a material effect on net sales or net income in fiscal years 1995, 1994 or 1993. The uncertainty of exchange rates, notably the Japanese Yen and German Deutsche Mark, induced price pressure on some of the products, and the Company is working closely with its suppliers and customers to maintain reasonable profit margins.

         LIQUIDITY AND CAPITAL RESOURCES

                 Cash used by operating activities in 1995 was $4.8 million, down from cash provided by operating activities of $3.0 million in 1994 and cash used by operating activities of $880,000 in 1993. The primary use of cash flows in 1995 was a $9.3 million, or 132.3%, increase in inventories. The Company believes that this level of inventory is necessary to effectively service current and new customers as well as provide for managed growth. In 1994, the Company utilized positive cash flow provided by operating activities to pay down its line of credit to zero. The line of credit was established on July 1, 1992 and was collateralized by the Company's accounts receivable. The ratio of the Company's current assets to current liabilities on December 31, 1995, was 2.1 to 1 compared to a ratio of 2.5:1 and 2.2:1 as of December 31, 1994 and 1993, respectively.

                 Cash used by investing activities was $2.1 million in 1995, compared to $109,000 in 1994 and $880,000 in 1993. The Company is providing capital to Kai Hong - for the construction of a new facility for the manufacture of SOT-23s; and to FabTech (beginning in early 1996) - to be used in upgrading, reconfiguring, and starting up operations at an existing wafer fabrication facility. The Company will have a 70% controlling interest in the Kai Hong joint venture, will be responsible for production and management, and will receive 100% of the production. The venture parties have agreed to make significant equity contributions to the joint venture and anticipate that a portion of the cost of developing the project will be debt financed. The capital contribution will be made in several phases over 3 years. As of December 31, 1995, the Company has contributed $1,878,000 to the venture. Both alliances are indicative of the Company's desire to participate in the sourcing of advanced-technology discrete components, and to enhance its ability to procure products in a timely fashion and at reasonable cost. In 1993 the Company participated in the Seefull joint venture, with the original investment of $400,000 returned to the Company in 1994.

                 Cash provided by financing activities was $5.6 million in 1995, compared to a use of $2.0 million in 1994 and $1.2 million in 1993. The Company increased its credit facility to $14 million: this consists of a $4 million term loan, to be used in financing additional sourcing agreements; and a $10 million line of credit, to be used in expanding the Company's inventory, and to provide additional working capital. The Company anticipates it will continue to utilize such credit facility to support its operations. The
Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements. The Company's cash balance at year ended December 31, 1995 decreased approximately $1.3 million from the 1994 level as the Company will continue to minimize its cash balances to manage interest expense.

                 Accounts receivable increased 31.2% on a 52.0% increase in net sales as the Company has been able to, through refined customer service and credit review, improve collections on customer receivables. The Company's inventories have increased 132.3% primarily to support the 52.0% increase in net sales, and the Company's commitment to provide timely delivery of product to customers.

                 The Company's total working capital increased 41.5% to $13.3 million as of December 31, 1995, from $9.4 million as of December 31, 1994, primarily as a result of the 52.0% increase in net sales and 99.0% increase in net income in 1995. The Company believes that such strong working capital position will be sufficient for growth opportunities.

                 As of December 31, 1995, the Company has no material plans or commitments for capital expenditures other than disclosed in the Kai Hong and FabTech agreements filed herein. See "Item 1. Business -- New Developments." However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing product market penetration. The Company's debt to equity ratio increased to
0.78 at December 31, 1995, from 0.63 at December 31, 1994. The Company anticipates this ratio may increase as the Company continues to use its credit facilities to fund additional sourcing opportunities.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for the Company's Consolidated Financial Statements filed as part of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 The following Table 4 sets forth information as to the names, ages, positions and offices held with the Company, or principal occupations during the past five years, and, where applicable, the terms of office as directors of all the Company's directors and executive officers. The term of office of each director expires with the annual meeting of shareholders or when a successor is elected and qualified.

                                    TABLE 4

                                                                                                   DIRECTOR
 OFFICERS AND DIRECTORS                  AGE           POSITION WITH THE COMPANY                   SINCE (1)
- -----------------------                  ---           -------------------------                   ---------
 Raymond Soong (2) . . . . . . . .       54       Chairman of the Board                              1993

 David Lin (3) . . . . . . . . . .       49       President and Chief Executive Officer;             1991
                                                  Director
 Michael R. Giordano (4) . . . . .       49       Director                                           1990

 M.K. Lu (5) . . . . . . . . . . .       48       Director                                           1995

 Shing Mao (6) . . . . . . . . . .       60       Director                                           1990

 Michael A. Rosenberg (7)  . . . .       67       Director                                           1989

 Leonard M. Silverman (8)  . . . .       56       Director                                           1995

 Pedro Morillas (9)  . . . . . . .       50       Executive Vice President                            N/A

 Joseph Liu (10) . . . . . . . . .       54       Vice President-Operations, Chief                    N/A
                                                    Financial Officer and Secretary


                                         (footnotes continued on following page)

(footnotes continued from previous page)

(1)     Directors are elected at each annual meeting of shareholders.

(2) Mr. Soong has been the Chairman of the Board of Silitek since 1990 and has been Chairman of the Board of LPSC since 1992. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions" for a discussion of the relationship between Silitek, LPSC and the Company. Since 1995, Mr. Soong has also been a director of FabTech, with whom the Company entered into an agreement with in February 1996, whereby Diodes will gain a new supply of processed wafers used in the manufacture of several types of discrete semiconductors. FabTech is a newly-created subsidiary of LPSC. Mr. Soong is a graduate of the National Taipei Institute of Technology's Electronic Engineering Department. After serving as a senior engineer for RCA and as a chief engineer for Texas Instruments, Mr. Soong, together with several of his coworkers, founded Taiwan Liton Electronic Co. Ltd., a Taiwan corporation ("Taiwan Liton"), in 1975. Taiwan Liton, which manufactures electronic components and subsystems, is an affiliate of Silitek through common control, and its stock is listed on the Taipei Stock Exchange. Mr. Soong is also Chairman of the Board of Taiwan Liton, and the newly formed Kai Hong joint venture.

(3) Since 1991, Mr. Lin has served as a director of the Company. Mr. Lin has served as President and Chief Executive Officer of the Company since March 1993. Mr. Lin is also President of Silitek and had served as Executive Vice President of Silitek since 1990, prior to becoming President. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions" for a discussion of the relationship between Silitek, LPSC and the Company. Mr. Lin was previously President of Texas Instruments Asia, Limited, in Taiwan from 1982 to 1990. Mr. Lin has been a director of LPSC since 1991 and a director of Maxi Switch, Inc., since 1990. Mr. Lin is also a director of the newly formed Kai Hong joint venture.

(4) Mr. Giordano joined the investment banking firm of PaineWebber Incorporated as a Senior Vice President-Investments, when PaineWebber acquired his previous firm, Kidder Peabody and Company, Inc. Mr. Giordano advises corporations, foundations, trusts, and municipal governments in investments and finance. Mr. Giordano was with Kidder Peabody since 1979. Formerly a captain and pilot in the USAF, Mr. Giordano received his Bachelors of Science degree in Aerospace Engineering from California State Polytechnic University and his Masters degree in Business Administration (Management and Finance) from the University of Utah. Mr. Giordano also did post graduate work in International Investments at Babson College.

(5) Since 1991, Mr. Lu has been President and a director of LPSC. From 1983 to 1990, Mr. Lu was General Manager/Vice President of Silitek. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions" for a discussion of the relationship between Silitek, LPSC and the Company. Since 1995, Mr. Lu has also been a director of FabTech. Mr. Lu earned his Bachelor of E.E. at Tatung Institute of Technology and is a graduate of the Institute of Administration at National Chengchi University. Mr. Lu is also a present member of the Chinese Management Association and the Chinese Association for Advancement of Management. Mr. Lu is also a director of the newly formed Kai Hong joint venture.

                                         (footnotes continued on following page)

(footnotes continued from previous page)

(6) From 1988 to present, Dr. Mao has been Chairman of the Board of Lite-On, Inc., a California corporation located in Milpitas, California ("Lite-On Milpitas"), a wholly owned subsidiary of Taiwan Liton. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions" for a discussion of the relationship between Silitek, LPSC and the Company. Dr. Mao has been a director of Dyna Investment Co., Ltd. of Taiwan, a venture capital company, and a director of LPSC, both since 1989. Since 1995, Dr. Mao has also been a director of FabTech. Before joining Lite-On, Dr. Mao served in a variety of management positions with Raytheom Company for four years, with Texas Instruments for 11 years, and with UTL Corporation (later acquired by Boeing Aircraft Company) for seven years. Dr. Mao earned his Ph.D. degree in electrical engineering at Stanford University in 1963.

(7) From 1992 to present, Mr. Rosenberg serves as an independent consultant to Vishay Company, a Fortune 500 Company. Vishay is a major international passive component manufacturer with 50 operating plants located in 11 countries. Until 1991, Mr. Rosenberg was President, Principal Operating Officer a director of SFE Technologies. Prior to that, Mr. Rosenberg served since 1970 as Vice President Technology.
        SFE Technologies, with principal offices in San Fernando, California, was a manufacturer of electronic components.

(8) From 1984 to present, Dr. Leonard Silverman has been the Dean of Engineering at the University of Southern California ("USC"), and has been employed by USC since 1968. Dr. Silverman is internationally known for his pioneering work in the theory and application of multi-variable control systems and signal processing and has more than 100 publications to his credit. Dr. Silverman has been honored as a Fellow of the IEEE, as a Distinguished Member of the IEEE Control Society, and has received a Centennial Medal of the IEEE. He has also received election to the National Academy of Engineering, one of the highest honors that can be bestowed on an engineer. Dean Silverman also serves on the Board of Directors for Advanced Micro Devices, as well as for the Colachis Foundation, the Lord Foundation, and the M.C. Gill Foundation. Dr. Silverman earned his A.B., B.S., M.S. and Ph.D. degrees in electrical engineering at Columbia University during the period 1961 through 1966.

(9) Mr. Morillas joined the Company in 1993. Prior to becoming Executive Vice President of the Company, Mr. Morillas was associated with National Semiconductor for over 10 years, most recently as Vice President, Asia Marketing, in Hong Kong for four years. Mr. Morillas is a director of the newly formed Kai Hong joint venture.

(10) Mr. Liu has served as Vice President, Operations of the Company since 1994 and Chief Financial Officer and Secretary since 1990. Mr. Liu has been the Company's Vice President, Administration from 1990 to 1994. Prior to joining the Company, Mr. Liu held various management positions with Texas Instruments ("TI"), Dallas, since 1971, including Planning Manager, Financial Planning Manager, Treasury Manager, Cost Accounting Manager and General Accounting Manager with TI Taiwan, Ltd. in Taipei; from 1981-1986 as Controller with TI Asia in Singapore and Hong Kong; from 1986-1989 as Financial Planning Manager, TI Latin America Division (for TI Argentina, TI Brazil, and TI Mexico) in Dallas and from 1989-1990 Chief Coordinator of Strategic Business Systems for TI Asia Pacific Division in Dallas. Mr. Liu is a director of the newly formed Kai Hong joint venture.

                 There are no family relationships among any of the directors or executive officers of the Company and, except as set forth above, as of the date hereof, no directorships are held by any director in a company which has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1943, as amended (the "Exchange Act"), or subject to the requirements of Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940. None of the directors, nominees for director, or executive officers were selected pursuant to any arrangement or understanding, other than with the directors and executive officers of the Company acting within their capacity as such.


         COMPLIANCE WITH REPORTING REQUIREMENTS OF SECTION 16(a)

                 Under Section 16(a) of the Exchange Act, the Company's directors, executive officers and any persons holding ten percent or more of the Common Stock are required to report their ownership of Company stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC") and to furnish the Company with copies of such reports. Specific due dates for these reports have been established and the Company is required to report any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC during the fiscal year ended December 31, 1995, all reporting persons filed reports on a timely basis.

ITEM 11.         EXECUTIVE COMPENSATION

                 The following Table 5 sets forth certain summary information concerning compensation paid or accrued by the Company with respect to the Company's Chief Executive Officer (who has served in such capacity at any time during the last fiscal year) and each of the two other executive officers of the Company (determined as of the end of the last fiscal year) (the "Named Executives") for each of the fiscal years ended December 31, 1995, 1994 and 1993:

                                    TABLE 5

                           SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation
                                                                    -----------------------------------------
                                     Annual Compensation                    Awards                  Payouts
                           ------------------------------------     ------------------------       ----------
                                                       Other                      Securities                        All
   Name and                                            Annual       Restricted    Underlying                       Other
   Principal                                          Compen-          Stock        Option           LTIP         Compen-
   Position         Year   Salary($)     Bonus($)    sation($)       Awards($)      SARs(#)        Payouts($)     sation($)
- ---------------    -----   ---------     --------    ----------     ----------    ----------       ----------     ---------
DAVID LIN          1995      --(1)          --           --               --            --             --            --
President and      1994      --(1)          --           --               --            --             --            --
Chief Executive    1993      --(1)          --           --               --        70,000(2)          --            --
Officer


PEDRO MORILLAS     1995     128,003      146,481         --(3)            --            --             --            --
Executive          1994     125,169       71,504         --(3)            --            --             --            --
Vice President     1993      96,062(4)    14,836         --(3)            --        50,000(5)          --            --


JOSEPH LIU         1995     115,564       73,240         --(6)            --            --             --            --
Vice President-    1994     115,560       45,300         --(6)            --        40,000(7)          --            --
Operations,        1993     115,776       13,094         --               --        20,000(8)          --            --
Chief Financial
Officer and
Secretary



 (1) Mr. Lin receives no direct cash compensation from the Company, other than issuance of the Company's stock options. However, Mr. Lin receives cash compensation directly from Silitek for his services as President of Silitek, which, through its subsidiary LPSC, supplies a significant volume of the semiconductors products distributed by the Company. As disclosed elsewhere in this Form 10-K, Silitek is also the beneficial owner of 1,995,093 shares of the Company's Common Stock.

(2) These options were granted pursuant to the Company's 1993 Non-Qualified Stock Option Plan ("1993 NQO Plan") at an exercise price of $1.875. The 1993 NQO Plan became effective retroactively to July 6, 1993, upon approval by the shareholders at the Company's 1994 annual meeting. The 1993 NQO Plan provides for the issuance of up to 1,000,000 shares of the Company's authorized but unissued Common Stock. Options granted shall terminate and be of no force and effect with respect to any shares not previously taken up by optionee upon the expiration of ten years from the date of grant. An unexercised option is normally exercisable for 90 days after termination of employment, other than by death or

                                         (footnotes continued on following page)

(footnotes continued from previous page)

         retirement. In the event of death, unmatured options are accelerated to maturity. The Stock Option Committee, which administers the 1993 NQO Plan, has full discretion to determine whether or not options granted under the 1993 NQO Plan shall have a right to relinquish up to one-half of an unexercised position of an option for an amount of cash, if concurrently, the holder of the option exercises a portion of the option and purchases a number of shares of stock at least equal to the number of shares which could have been purchased under the portion of the option relinquished ("SAR"). However, the Board has expressly stated that it has not and does not intend to grant such SAR. The shares to be issued upon exercise of options under the 1993 NQO Plan require a three-year vesting period. The option price is 100% of the fair market value of such shares on the date the option is granted. Options expire ten years from the grant of the option.

(3) Mr. Morillas receives the benefit of a Company-owned automobile and a life insurance premium; the aggregate value is less than 10% of his total annual salary and is not included in this total. Effective September 1, 1994, the Company implemented a Deferred Profit Sharing Plan ("401(k) Plan") whereby employees shall be permitted to make elective deferrals in any amount from 2% to 15% of their compensation. The Company contributes an additional and discretionary 50% of the employee's contribution, not to exceed 3% of the employee's compensation. Under the Company's 401(k) Plan, the employee then directs funds into selected investments. Mr. Morillas participates in the 401(k) Plan and the Company's discretionary contribution is 3% of his compensation from September 1, 1994. In addition, Mr. Morillas receives the benefit of the Company's group health insurance plan, which is partially funded by the Company; the value of such benefit is less than 10% of his salary and is not included in this total. Mr. Morillas also received a one time moving expense in 1993 of $12,400 in connection with his and his family's move to the Los Angeles area, which is less than 10% of his salary and is not included in the 1993 total.

(4) Such compensation was paid from the date of commencement of Mr. Morillas' employment on March 16, 1993 through December 31, 1993.

(5) Mr. Morillas' options were issued pursuant to the Company's 1993 Incentive Stock Option Plan ("1993 ISO Plan") at an exercise price of $1.875 and are exercisable annually in three equal amounts over a three year vesting period. The 1993 ISO Plan provides for the issuance of up to 1,000,000 shares of the Company's authorized but unissued Common Stock. Options granted under the 1993 ISO Plan are not transferable, except by will or the laws of descent or distribution. An vested but unexercised option is normally exercisable for 90 days after termination of employment, other than by death or retirement. In the event of death, unmatured options are accelerated to maturity. An option granted under the 1993 ISO Plan may not be priced at less than 100% of fair market value on the date of grant and expires 10 years from the date of grant.

(6) Mr. Liu receives the benefit of a Company-owned automobile and a life insurance premium; the aggregate value is less than 10% of his total annual salary and is not included in this total. Mr. Liu participates in the Company's 401(k) Plan and the Company's contribution is 3% of his compensation from September 1, 1994. In addition, Mr. Liu receives the benefit of the Company's group health insurance plan, which is funded by the Company, the value of such benefit is less than 10% of his salary and is not included in this total.

(7) Mr. Liu's options granted in 1994 were issued pursuant to the Company's 1993 ISO Plan at an exercise price of $7.875 and become exercisable with respect to 50% of the options on June 17, 1995 and the remaining 50% of the options on June 17, 1996.

                                         (Footnotes continued on following page)

(footnotes continued from previous page)

(8) The options granted to Mr. Liu in 1993 were issued pursuant to the Company's 1993 ISO Plan at an exercise price of $1.875. All 20,000 stock options were immediately exercisable upon their grant on July 6, 1993.


         STOCK OPTIONS

                 The following Table 6 contains information concerning the grant of stock options during fiscal year ended December 31, 1995 to the Named
Executives:

                                    TABLE 6

                      OPTION/SAR GRANTS IN FISCAL YEAR 1995

                                                                                                           Potential Realizable
                                                                                                             Value at Assumed
                                                                                                             Annual Rates of
                                                                                                               Stock Price
                                                                                                               Appreciation
                                                  Individual Grants                                         for Option Term (1)
      ------------------------------------------------------------------------------------------     ------------------------------
                               Number of            Percent
                               Securities          of Total
                               Underlying        Options/SARs
                              Options/SARs        Granted to        Exercise or
                                Granted            Employees         Base Price       Expiration
      Name                        (#)            in FY 1995            ($/Sh)            Date              5%($)           10%($)
      ----                 -----------------     ----------       ---------------   -------------     -------------      ----------

      DAVID LIN                    --                 --                 --               --                --               --
      PEDRO MORILLAS               --                 --                 --               --                --               --
      JOSEPH LIU                   --                 --                 --               --                --               --



(1) The Potential Realizable Value is the product of (a) the difference between (i) the product of the closing sale price per share at the date of grant and the sum of (A) 1 plus (B) the assumed rate of appreciation of the Common Stock compounded annually over the term of the option and (ii) the per share exercise price of the option and (b) the number of shares of Common Stock underlying the option at December 31, 1995. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon a variety of factors, including market conditions and the price performance of the Common Stock. There can be no assurance that the rate of appreciation presented in this table can be achieved.

         OPTION EXERCISES AND HOLDINGS

                 The following Table 7 contains information with respect to the Named Executives concerning the exercise of options during the fiscal year ended December 31, 1995 and unexercised options held by the Named Executives as of December 31, 1995:

                                    TABLE 7

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1995
                       AND FISCAL YEAR-END OPTION VALUES


                                                                                      Value of Unexercised
                          Shares                     Number of Unexercised         "In-the-Money" Options/SAR
                         Acquired      Value      Options/SAR's at 12/31/95(#)         at 12/31/95 ($) (1)
                       on Exercise    Realized    ----------------------------    ------------------------------
         Name              (#)          ($)       Exercisable    Unexercisable    Exercisable      Unexercisable
         ----          -----------    --------    -----------    -------------    -------------    -------------
 DAVID LIN               23,000       212,750       23,667          23,333           204,128          201,247
 PEDRO MORILLAS          16,667       189,576           --          16,667                --          143,753
 JOSEPH LIU              15,000       176,250       40,000          20,000           225,000           52,500


(1) Value of unexercised "in-the-money" options is the difference between the closing sale price of the Company's Common Stock on December 29, 1995 ($10.50 per share) and the exercise price of the option, multiplied by the number of shares subject to the option.


         COMPENSATION OF DIRECTORS

                 All directors each receive $750 for each board meeting attended during the year ended December 31, 1995. No additional amounts are paid to directors for committee participation or special assignments. Both employee and non-employee directors are eligible to receive grants of stock options.


         EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

                 Effective March 16, 1993, the Company entered into an employment agreement with Pedro Morillas, the Company's Executive Vice President. Under such employment agreement, Mr. Morillas is entitled to, among other things, (i) receive an annual base salary and performance bonus subject to the determination and evaluation of the Company's Compensation Committee on a yearly basis, (ii) participate in all plans sponsored by the Company for employees in general, (iii) usage of a Company car, and (iv) receive an option to purchase from the Company up to 50,000 shares of the Company's Common Stock at $1.875 per share (exercisable in three equal installments commencing June 10, 1994 and expiring on the tenth anniversary of the date of grant).

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                 No person who served as a member of the Company's Compensation Committee during the 1995 fiscal year has ever been an officer or employee of the Company or any of its subsidiaries.

                 David Lin, the President, Chief Executive Officer and Director of the Company, during fiscal year 1995, was President and a director of Silitek. Silitek's entire Board of Directors participated in compensation decisions for Silitek in the absence of its Compensation Committee during fiscal year 1995.

                 Silitek controls LPSC, its subsidiary. LPSC is the record owner of 40.2% of the Company's issued and outstanding Common Stock, excluding Treasury Stock, and as of March 22, 1996, continues to be the record owner of 40.2% of all of the Company's issued and outstanding securities, excluding Treasury Stock. Thus, since LPSC is a controlled subsidiary of Silitek, Silitek is the beneficial owner of 40.2% of the Company's outstanding voting securities. However, although Silitek could be considered the ultimate beneficial owner of all of the Company's securities held of record by LPSC, Silitek has disclaimed beneficial ownership of the 1,995,093 shares of Common Stock held by LPSC. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions" for a discussion of the relationship between Silitek, LPSC and the Company.

                 During the years ended December 31, 1995 and 1994, approximately 13% and 18%, respectively, of the purchases of products for resale by the Company, amounting to approximately $6,512,000 and $5,048,000, respectively, were from LPSC. These products, which were also available generally from other sources, were purchased in transactions negotiated at prices competitive with prices charged by other vendors of similar products in similar quantities. There are no special or exclusive trading agreements or understandings between the Company and LPSC, other than the Company's marketing agreement with LPSC. See "Item 1. Business -- Business Development."

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The following Table 8 sets forth the number of shares and the percentage of outstanding Common Stock as of March 22, 1996 by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, by each executive officer and director, and by all directors and officers as a group.

                                    TABLE 8

                                         AMOUNT AND
   NAME AND ADDRESS                      NATURE OF
     OF BENEFICIAL                       BENEFICIAL
       OWNER(1)                         OWNERSHIP(2)       TITLE OF CLASS                PERCENT OF CLASS(3)
   ----------------                     ------------       --------------                -------------------
 Silitek Corporation                    1,995,093(4)        Common Stock                        40.2%

 Raymond Soong, Chairman                   66,667(5)        Common Stock                         1.3%
 of the Board
 David Lin,                                23,667(6)        Common Stock                          *
 President, Chief
 Executive Officer,
 Director

 Michael R. Giordano,                      21,000(7)        Common Stock                          *
 Director
 M.K. Lu,                                       0                    --                           *
 Director

 Shing Mao,                                63,333(8)        Common Stock                         1.3%
 Director

 Michael A. Rosenberg,                     15,000(9)        Common Stock                          *
 Director
 Leonard M. Silverman,                          0                    --                           *
 Director

 Pedro Morillas, Executive                      0                    --                           *
 Vice President
 Joseph Liu,                               50,000(10)       Common Stock                         1.0%
 Vice President -
 Operations, Chief
 Financial Officer and
 Secretary

 Directors and Executive                  239,667(11)       Common Stock                         4.8%
 Officers as a group
 (9 persons)

*  Less than 1%.

                                         (footnotes continued on following page)

(footnotes continued from previous page)

(1) The address of Silitek is 10 FL. NO. 25, Sec. 1, Tung Hua S. Rd., Taipei, Taiwan, Republic of China. The address of the directors and executive officers of the Company is 3050 E. Hillcrest Drive, Westlake Village, California 91362.

(2) The named shareholder has sole voting power and investment power with respect to the shares listed, except as indicated.

(3) Shares which the person (or group) has the right to acquire within 60 days after March 24, 1996 are deemed to be outstanding in calculating the percentage ownership of the person (or group) but are not deemed to be outstanding as to any other person or group. Percent of class total does not take into account 717,115 shares held as treasury stock.

(4) Includes 1,995,093 shares of Common Stock to which Silitek disclaims beneficial ownership. LPSC, which holds 1,995,093 shares of Common Stock, as the record holder, is a controlled subsidiary of Silitek. The address of LPSC is 28-1 Wu Shin St., Ta Wu Lung Industrial Zone, Keelung, Taiwan, Republic of China.

         The 1,995,093 shares of Common Stock to which Silitek disclaims beneficial ownership and which are held in name by LPSC included (less stock sales); (a) 1,945,800 shares of Common Stock transferred to LPSC from Silitek during the year ended December 31, 1991 in connection with a consolidation of the semiconductor rectifier activities of Silitek into its LPSC subsidiary; (b) 214,987 shares of Common Stock and; (c) 169,629 shares of Preferred Stock which are convertible into Common Stock on a one share to one share basis, acquired in May 1993 pursuant to a private placement transaction with the Company. Silitek purchased the 214,987 shares of Common Stock and the 169,629 shares of Preferred Stock for investment purposes for its own benefit. On July 12, 1995, LPSC converted its 169,629 shares of Preferred Stock into 169,629 shares of Common Stock. Silitek intends to continue to review its investment in the Common Stock with the view to maximizing its investment. Future actions by Silitek, if any, will be made in light of the then current financial conditions of Silitek, LPSC and the Company, prevailing market prices, and other factors deemed relevant by Silitek.

(5) Represents 66,667 shares of Common Stock which Mr. Soong has the right to acquire within 60 days of March 22, 1996, by the exercise of vested stock options.

(6) Represents 23,667 shares of Common Stock which Mr. Lin has the right to acquire within 60 days of March 22, 1996 by the exercise of vested stock options.

(7) Represents 1,000 shares of Common Stock held in the name of PaineWebber Trust for the IRA of Mr. Giordano and 20,000 shares of Common Stock which Mr. Giordano has the right to acquire within 60 days of March 22, 1996 by the exercise of vested stock options.

(8) Represents 63,333 shares of Common Stock which Dr. Mao has the right to acquire within 60 days of March 22, 1996 by the exercise of vested stock options.

(9) Represents 15,000 shares of Common Stock which Mr. Rosenberg has the right to acquire within 60 days of March 22, 1996 by the exercise of vested stock options.


                                         (footnotes continued on following page)

(footnotes continued from previous page)


(10) Includes 40,000 shares of Common Stock which Mr. Liu has the right to acquire within 60 days of March 22, 1996 by the exercise of vested stock options.

(11) Includes 228,667 shares which the Directors and Officers have the right to acquire within 60 days of March 22, 1996 by the exercise of vested stock options.


                 Other than as disclosed in the foregoing table, to the knowledge of the Company, no other person (other than Cede & Co., a depository company) owns of record or beneficially more than 5 percent of the issued and outstanding Common Stock of the Company.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 LPSC is the record owner of 40.2% of the Company's issued and outstanding Common Stock, excluding treasury stock, at December 31, 1995, and as of March 22, 1996, continues to be the record owner of 40.2% of all of the Company's issued and outstanding securities, excluding treasury stock. Thus, since LPSC is a controlled subsidiary of Silitek, Silitek is the beneficial owner of 40.2% of the Company's outstanding voting securities. However, although Silitek could be considered the ultimate beneficial owner of all of the Company's securities held of record by LPSC, Silitek has disclaimed beneficial ownership of the 1,995,093 shares of Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions" for a discussion of the relationship between Silitek, LPSC and the Company.

                 During the years ended December 31, 1995 and 1994, approximately 13% and 18%, respectively, of the purchases of products for resale by the Company, amounting to approximately $6,512,000 and $5,048,000, respectively, were from LPSC. These products, which were also available generally from other sources, were purchased in transactions negotiated at prices competitive with prices charged by other vendors of similar products in similar quantities. There are no special or exclusive trading agreements or understandings between the Company and LPSC.

                 David Lin, who has been a director of the Company since 1991 and effective March 16, 1993 became President and Chief Executive Officer of the Company, is also the President and a director of Silitek and his salary is fully paid by Silitek. See "Item 11. Executive Compensation." Mr. Lin is also a director of the newly formed Kai Hong joint venture.

                 Raymond Soong, who became a director and Chairman of the Board of the Company effective March 16, 1993, is also the Chairman of the Board of Silitek, LPSC, Taiwan Liton, and the newly formed Kai Hong joint venture.

                 Silitek is affiliated through common ownership and control with Taiwan Liton, and both companies are members of the Lite-On Group of companies in Taiwan. Both Silitek and Taiwan Liton are public corporations in Taiwan with stock registered on the Taipei Stock Exchange. Taiwan Liton owns 100% of the voting shares of Lite-On Milpitas. Dr. Shing Mao, who is a director of the Company, is Chairman of the Board of Lite-On Milpitas. Dr. Mao is also a director of LPSC, and since 1995, has also been a director of FabTech, with whom the Company entered into an agreement with in January 1996, whereby Diodes will gain a new supply of processed wafers used in the manufacture of several types of discrete semiconductors. FabTech is a newly-created subsidiary of LPSC.

                 During 1995, Mr. Michael R. Giordano, a member of the Company's Board of Directors and Senior Vice President-Investments at the investment banking firm of PaineWebber, Inc., assisted members of the Board of Directors and Executive Officers of the Company in stock option exercises and subsequent stock sales of the Company's Common Stock. Mr. Giordano also assisted LPSC in stock transactions. Compensation received by Mr. Giordano for services rendered to the Company and LPSC was approximately $17,000.

                 Mr. M.K. Lu, who has been a director of the Company since 1995, is also the President and a director of LPSC since 1991. From 1983 to 1990, Mr. Lu was General Manager/Vice President of Silitek. Mr. Lu is also a director of the newly formed Kai Hong joint venture.

                 Mr. Joseph Liu, Vice President, Operations, Chief Financial Officer and Secretary of the Company, is also a director of the newly formed Kai Hong joint venture.

                 Mr. Pedro Morillas, Executive Vice President of the Company is also a director of the newly formed Kai Hong joint venture.


                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

         (a)     FINANCIAL STATEMENT SCHEDULES


                 (1)  Financial statements:

                                                                                                                   Page
                                                                                                                   ----
                       Independent Auditors' Report                                                                F-1

                       Consolidated Balance Sheet at December 31, 1995 and 1994                                 F-2 to F-3

                       Consolidated Statement of Income for the Years Ended December 31, 1995, 1994, and
                       1993                                                                                        F-4

                       Consolidated Statement of Stockholders' Equity for the Years Ended December 31,
                       1995, 1994, 1993                                                                            F-5

                       Consolidated Statement of Cash Flows for the Years Ended December 31, 1995, 1994,
                       and 1993                                                                                    F-6

                       Notes to Consolidated Financial Statements                                               F-7 to F-15

                 (2)  Schedules:

                          Report of Independent Accountants on Financial Statements and Schedules      S-1

                          Schedule II -- Valuation and Qualifying Account                              S-2



         (b)     EXHIBITS

                     See the Index to Exhibits at page 35 of this Annual Report on Form 10-K for exhibits filed or incorporated by reference


         (c)     REPORTS ON FORM 8-K

                 None.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE
                   SECURITIES LITIGATION REFORM ACT OF 1995


                 The Company has decided to take advantage of the new "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In that connection, this annual report of Form 10-K includes forward looking statements concerning the Company. The forward looking statements are made pursuant to the Reform Act.

                 There are many factors that could cause the events in such forward looking statements to not occur, including but not limited to general or specific economic conditions, the ability and willingness of the Company's customers to purchase products provided by the Company, the perceived absolute or relative overall value of these products by the purchasers, including the features, quality, and price in comparison to other competitive products, the level of availability of products and substitutes and the ability and willingness of purchasers to acquire new or advanced products, and pricing, purchasing, financing, operational, advertising and promotional decisions by intermediaries in the distribution channels which could affect the supply of or end-user demands for the Company's products, the amount and rate of growth and the Company's selling, general and administrative expenses, difficulties in obtaining materials, supplies and equipment, difficulties for delays in the development, production, testing and marketing of products including, but not limited to, failure to ship new products and technologies when anticipated, the failure of customers to accept these products or technologies when planned, and defects in products, any failure of economies to develop when planned, the acquisition of fixed assets and other assets, including inventories and receivables, the making or incurring of any expenditures, the effects of and changes in trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations and social and economic conditions, such as trade restriction or prohibition, inflation and monetary fluctuation, import and other charges or taxes, the ability or inability of the Company to obtain or hedge against foreign currency, foreign exchange rates and fluctuations in those rates, intergovernmental disputes as well as actions affecting frequency, use and availability, spectrum authorizations and licensing, the costs and other effects of legal investigations, claims and changes in those items, developments or assertions by or against the Company relating to intellectual property rights, adaptations of new, or changes in, accounting policies and practices in the application of such policies and practices and the effects of changes within the Company's organization or in compensation benefit plans, and activities of parties with which the Company has an agreement or understanding, including any issues affecting any investment or joint venture in which the Company has an investment, and the amount, and the cost of financing which the Company has, and any changes to that financing.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)


/s/ David Lin                                                                            March 22, 1996
- -------------------------------------------
DAVID LIN
President and Chief Executive Officer
(Principal Executive Officer)


/s/ Joseph Liu                                                                           March 22, 1996
- -------------------------------------------
JOSEPH LIU
Vice President, Secretary
and Chief Financial Officer
(Principal Financial and Accounting Officer)




                 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on March 22, 1996.


/s/ Raymond Soong                                           /s/ David Lin
- -------------------------------------------                 -------------------------------------------
RAYMOND SOONG                                               DAVID LIN
Chairman of the Board of Directors                          Director


/s/ Michael R. Giordano                                     /s/ M.K. Lu
- ----------------------------------                          -------------------------------------------
MICHAEL R. GIORDANO                                         M.K. LU
Director                                                    Director


/s/ Shing Mao                                               /s/ Michael A. Rosenberg
- -------------------------------------------                 -------------------------------------------
SHING MAO                                                   MICHAEL A. ROSENBERG
Director                                                    Director


/s/ Leonard M. Silverman
- ----------------------------------
LEONARD M. SILVERMAN
Director

                               INDEX TO EXHIBITS

                                                                                                                  Sequential
                 Number     Description                                                                          Page Number
                 ------     -----------                                                                          -----------
                 3.1        Certificate of Incorporation of Diodes Incorporated (the "Company") dated July 29,
                            1968 (1)

                 3.2        Amended By-laws of the Company dated August 14, 1987 (2)

                 10.1       Stock Purchase and Termination of Joint Shareholder Agreement (3)

                 10.2       1994 Credit Facility Agreement between the Company and Wells Fargo Bank, National
                            Association (4)

                 10.3 *     Company's 401(k) Plan - Adoption Agreement (5)

                 10.4 *     Company's 401(k) Plan - Basic Plan Documentation #03 (5)

                 10.5 *     Employment Agreement between the Company and Pedro Morillas (6)

                 10.6 *     Company's Incentive Bonus Plan (7)

                 10.7 *     Company's 1982 Incentive Stock Option Plan (7)

                 10.8 *     Company's 1984 Non-Qualified Stock Option Plan (7)

                 10.9 *     Company's 1994 Non-Qualified Stock Option Plan (7)

                 10.10 *    Company's 1993 Incentive Stock Option Plan (5)

                 10.11      $6.0 Million Revolving Line of Credit Note (8)

                 10.12      Credit Agreement between Wells Fargo Bank and the Company dated November 1, 1995 (8)

                 10.13      Kai Hong Compensation Trade Agreement for SOT-23 Product (9)

                 10.14      Kai Hong Compensation Trade Agreement for MELF Product (10)

                 10.15      Lite-On Power Semiconductor Corporation Distributorship Agreement (11)

                 10.16      Loan Agreement between the Company and FabTech Incorporated

                 10.17      Kai Hong Joint Venture Agreement between the Company and Mrs. J.H. Xing

                 11         Statement regarding Computation of Per Share Earnings


                                             (index continued on following page)

(index continued from previous page)

                 21         Subsidiaries of the registrant

                 23.1       Consent of Independent Public Accountants

                 27         Financial Data Schedule

(1) Previously filed as Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1981, which is hereby incorporated by reference.

(2) Previously filed as Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1988, which is hereby incorporated by reference.

(3) Previously filed with the Company's Form 8-K, filed on July 1, 1994, which is hereby incorporated by reference.

(4) Previously filed as Exhibit 10.4 to Form 10-KSB/A filed with the Commission for fiscal year ended December 31, 1993, which is hereby incorporated by reference.

(5) Previously filed with Company's Form 10-K, filed on March 31, 1995, which is hereby incorporated by reference.

(6) Previously filed as Exhibit 10.6 to Form 10-KSB filed with the Commission on August 2, 1994, for the fiscal year ended
      December 31, 1993, which is hereby incorporated by reference.

(7) Previously filed with Company's Form S-8, filed on May 9, 1994, which is hereby incorporated by reference.

(8) Previously filed with Company's Form 10-Q, filed on November 14, 1995, which is hereby incorporated by reference.

(9) Previously filed as Exhibit 10.2 to Form 10-Q/A, filed with the Commission on October 27, 1995, which is hereby incorporated by reference.

(10) Previously filed as Exhibit 10.3 to Form 10-Q/A, filed with the Commission on October 27, 1995, which is hereby incorporated by reference.

(11) Previously filed as Exhibit 10.4 to Form 10-Q, filed with the Commission on July 27, 1995, which is hereby incorporated by reference.

* Constitute management contract, compensatory plans and arrangements which are required to be filed pursuant to Item 601 of Regulation S-K.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries


We have audited the accompanying consolidated balance sheet of Diodes Incorporated (a Delaware corporation) and Subsidiaries, as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.





MOSS ADAMS LLP
/s/ Moss Adams
Los Angeles, California
February 16, 1996
(Except for Note 4,
as to which the date
is March 18, 1996)

                      DIODES INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1995 AND 1994



                                     ASSETS

                                                                               1995                   1994
                                                                         ----------------      -----------------
CURRENT ASSETS
    Cash                                                                 $        478,000      $       1,733,000
    Accounts receivable
       Customers                                                                7,794,000              5,862,000
       Related party                                                              233,000                158,000
       Other                                                                      194,000                245,000
                                                                         ----------------      -----------------
                                                                                8,221,000              6,265,000
       Allowance for doubtful accounts                                            177,000                170,000
                                                                         ----------------      -----------------

                                                                                8,044,000              6,095,000

    Inventories                                                                16,295,000              7,015,000
    Deferred income taxes                                                         893,000                815,000
    Prepaid expenses and other                                                    173,000                220,000
                                                                         ----------------      -----------------

                   Total current assets                                        25,883,000             15,878,000


PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization                                1,527,000              1,596,000


INVESTMENT IN JOINT VENTURE                                                     1,878,000                      -


OTHER ASSETS                                                                       75,000                 71,000
                                                                         ----------------      -----------------


                   Total assets                                          $     29,363,000      $      17,545,000
                                                                         ================      =================





                         The accompanying notes are an
                  integral part of these financial statements

                      DIODES INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1995 AND 1994


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               1995                   1994
                                                                         ----------------      -----------------
CURRENT LIABILITIES
    Due to bank                                                          $      3,916,000      $               -
    Accounts payable
      Trade                                                                     5,454,000              3,543,000
      Related party                                                               621,000                334,000
    Accrued liabilities                                                         1,954,000              1,377,000
    Income taxes payable                                                          637,000              1,173,000
    Current portion of long-term debt                                              38,000                 40,000
                                                                         ----------------      -----------------
                   Total current liabilities                                   12,620,000              6,467,000

LONG-TERM DEBT, net of current portion                                            244,000                294,000

DEFERRED COMPENSATION PAYABLE                                                           -                 14,000

COMMITMENTS

STOCKHOLDERS' EQUITY
    Class A convertible preferred stock -
       par value $1.00 per share;
       1,000,000 shares authorized; 169,629 shares
       issued and outstanding in 1994                                                   -                170,000
    Common stock - par value $.66 2/3 per share;
       9,000,000 shares authorized; 5,675,619 shares in 1995 and
       5,343,124 shares in 1994 issued and outstanding                          3,784,000              3,562,000
    Additional paid-in capital                                                  5,768,000              4,791,000
    Retained earnings                                                           8,729,000              4,029,000
                                                                         ----------------      -----------------
                                                                               18,281,000             12,552,000
    Less: Treasury stock - 717,115 shares of
        common stock, at cost                                                   1,782,000              1,782,000
                                                                         ----------------      -----------------

                                                                               16,499,000             10,770,000
                                                                         ----------------      -----------------

       Total liabilities and stockholders' equity                        $     29,363,000      $      17,545,000
                                                                         ================      =================


                         The accompanying notes are an
                  integral part of these financial statements

                      DIODES INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                             1995                    1994                    1993
                                                      -----------------       ----------------        ----------------
NET SALES                                              $    58,190,000         $   38,275,000          $    26,403,000

COST OF GOODS SOLD                                          41,727,000             27,578,000               19,260,000
                                                       ---------------         --------------          ---------------

              Gross profit                                  16,463,000             10,697,000                7,143,000

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                     9,522,000              7,563,000                5,924,000
                                                       ---------------         --------------          ---------------

              Income from operations                         6,941,000              3,134,000                1,219,000

OTHER INCOME (EXPENSES)
    Interest income                                             46,000                 57,000                   53,000
    Interest expense                                          (190,000)               (63,000)                (128,000)
    Equity earnings in joint venture                                 -                 71,000                  (71,000)
    Commissions and other                                      513,000                366,000                  151,000
                                                       ---------------         --------------          ---------------

              Income before income taxes                     7,310,000              3,565,000                1,224,000

INCOME TAX BENEFIT (PROVISION)                              (2,610,000)            (1,202,000)                 363,000
                                                        --------------          -------------          ---------------

NET INCOME                                             $     4,700,000         $    2,363,000          $     1,587,000
                                                       ===============         ==============          ===============

EARNINGS PER SHARE                                     $           .90         $          .46          $           .34
                                                       ===============         ==============          ===============

Number of shares used in computation                         5,220,196              5,136,510                4,723,809
                                                       ===============         ==============          ===============





                         The accompanying notes are an
                  integral part of these financial statements

                      DIODES INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993




                                     Preferred Stock                                  Common Stock
                            --------------------------------   ------------------------------------------------------------
                                                                                       Additional                  Common
                                                               Shares in                paid-in      Retained      stock
                             Shares     Amount      Shares     treasury     Amount      capital      earnings     treasury
                            --------   ---------   ---------   --------   ----------   ----------   ----------   ----------
BALANCE,
  December 31, 1992                -    $      -   5,016,867    717,115   $3,345,000   $4,369,000   $   79,000   $1,782,000


Preferred stock issued       169,629     170,000           -          -            -            -            -            -

Common stock issued                -           -     229,090          -      152,000       76,000            -            -

Net income for the year
  ended December 31, 1993          -           -           -          -            -            -    1,587,000            -
                            --------   ---------   ---------    -------   ----------   ----------   ----------   ----------

BALANCE,
  December 31, 1993          169,629     170,000   5,245,957    717,115    3,497,000    4,445,000    1,666,000    1,782,000

Exercise of stock options,
  including $250,000 income
  tax benefit                      -           -      97,167          -       65,000      346,000            -            -

Net income for the year
  ended December 31, 1994          -           -           -          -            -            -    2,363,000            -
                            --------   ---------   ---------    -------   ----------   ----------   ----------   ----------

BALANCE,
  December 31, 1994          169,629     170,000   5,343,124    717,115    3,562,000    4,791,000    4,029,000    1,782,000

Exercise of stock options,
  including $684,000 income        -           -     162,766          -      109,000      920,000            -            -
  tax benefit

Re-issuance of lost shares         -           -         100          -            -            -            -            -

Preferred
  stock converted           (169,629)   (170,000)    169,629          -      113,000       57,000            -            -

Net income for the year
  ended December 31, 1995          -           -           -          -            -            -    4,700,000            -
                            --------   ---------   ---------    -------   ----------   ----------   ----------   ----------

BALANCE,
  December 31, 1995                -   $       -   5,675,619    717,115   $3,784,000   $5,768,000   $8,729,000   $1,782,000
                            ========   =========   =========    =======   ==========   ==========   ==========   ==========





                         The accompanying notes are an
                  integral part of these financial statements

                      DIODES INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                                          1995             1994             1993
                                                                      -------------    ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                        $  4,700,000     $  2,363,000     $  1,587,000
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
       Depreciation and amortization                                       339,000          328,000          249,000
       Loss (earnings) from joint venture                                        -          (71,000)          71,000
       Gain on sale of property, plant and equipment                       (67,000)          (8,000)          (6,000)
    Changes in operating assets and liabilities
       Accounts receivable                                              (1,949,000)      (1,603,000)      (1,488,000)
       Inventories                                                      (9,280,000)      (1,198,000)      (1,397,000)
       Prepaid taxes, expenses and other                                   (31,000)        (177,000)        (516,000)
       Other assets                                                         (4,000)         (48,000)          17,000
       Accounts payable                                                  2,198,000        1,532,000          439,000
       Accrued liabilities                                                 577,000          561,000          212,000
       Income taxes payable                                             (1,220,000)       1,390,000          (11,000)
       Deferred compensation payable                                       (14,000)         (71,000)         (37,000)
                                                                      ------------     ------------     ------------

             Net cash provided (used) by operating activities           (4,751,000)       2,998,000         (880,000)
                                                                      ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Liquidation (investment) in subsidiary                                       -          400,000         (400,000)
    Investment in Joint Venture                                         (1,878,000)               -                -
    Purchases of property, plant and equipment                            (348,000)        (522,000)        (493,000)
    Proceeds from sales of property, plant and equipment                   145,000           13,000           13,000
                                                                      ------------     ------------     ------------

             Net cash used by investing activities                      (2,081,000)        (109,000)        (880,000)
                                                                      ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances on line of credit, net                                      3,916,000       (2,000,000)       1,000,000
    Net proceeds from the issuance of capital stock                      1,713,000          162,000          398,000
    Repayments of long-term debt                                           (52,000)        (119,000)        (165,000)
                                                                      ------------     ------------     ------------

             Net cash provided (used) by financing activities            5,577,000       (1,957,000)       1,233,000
                                                                      ------------     ------------     ------------

INCREASE (DECREASE) IN CASH                                             (1,255,000)         932,000         (527,000)

CASH, beginning of year                                                  1,733,000          801,000        1,328,000
                                                                      ------------     ------------     ------------

CASH, end of year                                                     $    478,000     $  1,733,000     $    801,000
                                                                      ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid (received) during the year for:
    Interest                                                          $    169,000     $     73,000     $    119,000
                                                                      ============     ============     ============
    Income taxes                                                      $  1,344,000     $   (114,000)    $    352,000
                                                                      ============     ============     ============

  Non-Cash Financing Activity
    Tax Benefit related to exercise of stock options credited
      to paid-in capital                                              $    684,000     $    250,000     $          -
                                                                      ============     ============     ============




                         The accompanying notes are an
                  integral part of these financial statements

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

                 NATURE OF OPERATIONS - Diodes, Inc., and its subsidiary distributes diodes and semi-conductors. The products are sold to electronics manufacturers primarily throughout North America.

                 PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Diodes Taiwan Co., Ltd. (a foreign subsidiary). All significant intercompany balances and transactions have been eliminated.

                 INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined principally by the first- in, first-out basis.

                 DEPRECIATION AND AMORTIZATION - Property, plant and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives, which range from 30 to 53 years for buildings and 1 to 10 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over 1 to 5 years.

                 INCOME TAXES - Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for the differences in the financial reporting bases and tax bases of the Company's assets and liabilities. Income taxes are further explained in Note 10.

                 CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk include trade receivables. Credit risk is limited by the dispersion of the Company's customers over various geographic areas, operating primarily in the electronics manufacturing and distribution industries. The Company performs on-going credit evaluations of its customers and generally requires no collateral from its customers. Historically, credit losses have not been significant.

                 The Company and its subsidiaries maintain cash balances at financial institutions in the United States and Taiwan. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts at each institution in Taiwan are insured by the Central Deposit Insurance Company up to NT$1,000,000.

                 FOREIGN OPERATIONS - Through its subsidiary, Diodes Taiwan Co., Ltd., the Company maintains operations in Taiwan for which the functional currency is the U.S. dollar. Assets and liabilities of its foreign operations are not hedged and therefore are subject to fluctuations in the currency exchange rate between the U.S. and NT dollar.

                 Monetary assets and liabilities are translated at the year-end exchange rate. Non-monetary assets and liabilities are converted at historical rates. Income and expense accounts are translated using an average exchange rate for the year, except that cost of goods sold and depreciation expense are remeasured using historical rates. Included in net income are translation losses of approximately $66,000 and $84,000 for the years ended December 31, 1995 and 1994, respectively and translation gains of approximately $14,000 for the year ended December 31, 1993.

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

                 EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury. Fully diluted earnings per share do not materially differ from primary earnings per share.

                 INVESTMENT IN JOINT VENTURES - The Company's investment in Seefull Electronic Co., Ltd. was accounted for using the equity method of accounting. During 1994, the joint venture was liquidated (Note 4). In June 1995, the Company entered into a product sourcing and compensation trade agreement with Shanghai Kai Hong Electronics Co., Ltd. (Kai Hong). On March 18, 1996, the sourcing agreement was changed to a joint venture (Note 4). The method to be used to account for the joint venture investment in future periods has not yet been determined.

                 USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                 STOCK-BASED COMPENSATION-The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This standard will become effective for the year ending December 31, 1996, although earlier application is permitted. The Company has determined that it will implement the new standard in 1996. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments.
Compensation is measured at the grant date and is recognized over the service or vesting period. Under the current accounting standard, compensation cost is the excess, if any, of the quoted market price of the stock at a measurement date over the amount that must be paid to acquire the stock.

              The new standard would allow the Company to continue to account for stock-based compensation under the current standard, with disclosure of the effects of the new standard, or adopt a fair value based method of accounting. The Company has not yet decided which method will be utilized, nor has it determined the impact, if any, that adoption of the new standard will have on the financial condition and results of operations. However, management believes the effect of the new accounting standard will not be significant.

NOTE 2 - INVENTORIES

                                                             December 31,
                                                 ------------------------------------
                                                         1995             1994
                                                 -----------------  -----------------
         Finished goods                          $      15,602,000  $       6,435,000
         Work-in-progress                                  367,000            159,000
         Raw materials                                     326,000            421,000
                                                 -----------------  -----------------
                                                 $      16,295,000  $       7,015,000
                                                 =================  =================

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                                                      December 31,
                                                        ------------------------------------
                                                                1995              1994
                                                        -----------------  -----------------
         Building                                       $         468,000  $         468,000
         Leasehold improvements                                   140,000            128,000
         Machinery and equipment                                1,806,000          1,563,000
                                                        -----------------  -----------------
                                                                2,414,000          2,159,000
         Less accumulated depreciation
           and amortization                                     1,210,000            886,000
                                                        -----------------  -----------------

                                                                1,204,000          1,273,000
         Land                                                     323,000            323,000
                                                        -----------------  -----------------
                                                        $       1,527,000  $       1,596,000
                                                        =================  =================

NOTE 4 - JOINT VENTURES

         KAI HONG - In June 1995, the Company entered into a product sourcing and compensation trade agreement with Shanghai Kai Hong Electronics Company, Ltd. (Kai Hong), an entity in Shanghai, China. Initially, the agreement with Kai Hong was structured as a trade agreement whereby the Company was to make cash and other forms of advances for the development of a production facility. Effective March 18, 1996, a joint venture partnership was established between the Company and the original owner of Kai Hong. The Company will have a 70% controlling interest in the joint venture, will be responsible for production and management, and will receive 100% of the production, mainly in SOT-23 packaging. The venture parties have agreed to make significant equity contributions to the joint venture and anticipate that a portion of the cost of developing the project will be debt financed. The capital contribution will be made in several phases over 3 years. As of December 31, 1995, the Company has contributed $1,878,000 to the venture.

         SEEFULL - In February 1993, under a Joint Shareholder Agreement (the JV agreement), the Company and Lite-On Power Semiconductor (Note 12) each purchased 50% of the common stock of Shanghai Seefull Electronic Co., Ltd. (Seefull) for $400,000. During 1994, Lite-On Power Semiconductor purchased the Company's share of Seefull for $400,000 cash, and the JV agreement was terminated.

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - REVOLVING LINE OF CREDIT

         The Company has an unsecured credit agreement with a bank providing a working capital line of credit up to $10 million and a term commitment note providing up to $4 million for plant expansion and advances to vendors. Interest on borrowings is payable monthly at the bank's prime lending rate, and the Company may fix amounts greater than $250,000 for a thirty day period. The interest rate on fixed portions is determined by a variable index. The agreement has certain covenants and restrictions which, among other matters requires the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of December 31, 1995.

         The line of credit expires November 1, 1996. The line contains a sublimit of $4.5 million for issuance of commercial letters of credit. During 1995 average borrowings on the line of credit were $2,080,000, and maximum borrowings outstanding were $5,349,000. The weighted average interest rate on outstanding borrowings was 7.5% at December 31, 1995 and 8% for the year ended December 31, 1995.

         The term commitment expires November 1, 1996 at which time it converts to a fixed amount due in equal monthly installments with remaining balances payable in full November 1, 2001. During 1995, there were no borrowings on the term commitment.

NOTE 6 - ACCRUED LIABILITIES

                                                                                               December 31,
                                                                                    ---------------------------------
                                                                                             1995            1994
                                                                                     ---------------  ---------------
         Employee compensation and payroll taxes                                     $       839,000  $       483,000
         Sales commissions                                                                   486,000          255,000
         Current portion of deferred
            compensation payable                                                                   -           44,000
         Other                                                                               629,000          595,000
                                                                                     ---------------  ---------------
                                                                                     $     1,954,000  $     1,377,000
                                                                                     ===============  ===============

NOTE 7 - LONG-TERM DEBT

                                                                                                December 31,
                                                                                     -----------------------------------
                                                                                           1995                1994
                                                                                     ---------------    ---------------
         LOAN PAYABLE to bank secured by buildings and land, with
          monthly principal  payments of NT$84,000
          (approximately $3,200 U.S.), plus interest at                              $       281,000    $       331,000
          7% per annum.
         OTHER                                                                                 1,000              3,000
                                                                                     ---------------    ---------------
                                                                                             282,000            334,000

                         Current portion                                                      38,000             40,000
                                                                                     ---------------    ---------------

                         Long-term portion                                           $       244,000    $       294,000
                                                                                     ===============    ===============

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (Continued)

The aggregate maturities of long-term debt for future year ending December 31 are as follows:

                           1996                                                      $        38,000
                           1997                                                               40,000
                           1998                                                               40,000
                           1999                                                               40,000
                           2000                                                               40,000
                        Thereafter                                                            84,000
                                                                                     ---------------
                                                                                     $       282,000
                                                                                     ===============

NOTE 8 - DEFERRED COMPENSATION PAYABLE

         Deferred compensation payable to a former officer was paid in monthly installments of principal, plus interest calculated at 9%, through December 1995. The Company recorded the present value of the deferred compensation liability, which at December 31, 1994 and 1993 was approximately $44,000 and $84,000, respectively.

NOTE 9 - INCOME TAXES

         The components of the income tax provisions are as follows:

                                                                               Year ended December 31,
                                                                    ---------------------------------------------
                                                                          1995            1994          1993
                                                                    --------------   ------------   -------------
                 Current
                     Federal                                        $    1,720,000   $    988,000   $     12,000
                     Taiwanese                                             450,000        189,000         51,000
                     State                                                 518,000        346,000         50,000
                                                                    --------------   ------------   ------------
                                                                         2,688,000      1,523,000        113,000
                 Deferred tax benefit                                      (78,000)      (321,000)      (476,000)
                                                                    --------------   ------------   ------------
                                                                    $    2,610,000   $  1,202,000   $   (363,000)
                                                                    ==============   ============   ============

         A reconciliation between the effective tax rate and the statutory federal tax rate for the years ended December 31, 1995, 1994 and 1993 follows:


                                            1995                    1994                       1993
                                  ------------------------   ---------------------    ----------------------
                                                 Percent                  Percent                   Percent
                                                of pretax                of pretax                 of pretax
                                    Amount       earnings      Amount     earnings      Amount      earnings
                                  ----------    ---------    ----------  ---------    ---------    ---------
Federal tax at 34%                $2,485,000      34.0%      $1,212,000     34.0%     $ 416,000       34.0%
State franchise tax,
  net of federal benefit             449,000       6.1          228,000      6.4         75,000       6.1
Foreign income tax at
  lower rates                       (248,000)     (3.4)         (82,000)    (2.3)        (5,000)      (.4)
Recognition of net operating
  loss carryforward                        -         -                -        -       (120,000)     (9.8)
Inventory liquidation                      -         -                -        -       (301,000)    (24.6)
Net change in deferred tax
  asset valuation allowance                -         -         (162,000)    (4.5)      (476,000)    (38.9)
Other                                (76,000)     (1.0)           6,000       .1         48,000       3.9
                                  ----------      ----       ----------     ----      ---------     -----
  Income tax provision (benefit)  $2,610,000      35.7%      $1,202,000     33.7%     $(363,000)    (29.7)%
                                  ==========      ====       ==========     ====      =========     =====

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (Continued)

At December 31, 1995 and 1994, the Company's deferred tax asset is comprised of the following items:

                                                                                    1995             1994
                                                                             --------------   --------------
                 Inventory cost                                              $      737,000   $      433,000
                 Accrued expenses                                                    74,000          261,000
                 Miscellaneous                                                       82,000          121,000
                                                                             --------------   --------------
                                                                             $      893,000   $      815,000
                                                                             ==============   ==============

NOTE 10 - STOCK OPTION PLANS

                 The Company has stock option plans for directors, officers, and employees, which provide for nonqualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for the incentive options) at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option. At December 31, 1995, options for 431,567 shares were exercisable and 2,655,000 shares were available for future grants under the plans.


                                                                            Outstanding Options
                                                             ----------------------------------------------------
                                                                                          Price Per Share
                                                                                ---------------------------------
                                                                                                      Weighted
                                                                 Number               Range           Average
                                                              ------------      ---------------     -------------
                 Balance, January 1, 1992                          514,000      $  .875 - 4.25      $    2.34

                      Granted                                      400,000                1.88           1.88

                      Exercised                                    (12,500)               1.50           1.50

                      Canceled                                    (335,000)        .875 - 4.25           2.86
                                                             -------------      --------------      ---------

                 Balance, December 31, 1993                        566,500         .875 - 3.88           1.72

                      Granted                                       65,000                7.88           7.88

                      Exercised                                    (97,167)        .875 - 3.88           1.68
                                                             -------------      --------------      ---------

                 Balance, December 31, 1994                        534,333        .875 - $7.88           2.48

                      Granted                                       60,000               11.25          11.25

                      Exercised                                   (162,766)        1.00 - 2.63           1.66
                                                             -------------      --------------      ---------

                 Balance, December 31, 1995                        431,567       $  0.88-11.25      $    3.84
                                                             =============       =============      =========

                 The Company also has an incentive bonus plan which reserves 200,000 shares of stock for issuance to key employees. As of December 31, 1995, 124,000 shares remain available for issuance under this plan.

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - MAJOR SUPPLIERS


                 The Company purchases a significant amount of its inventory from two suppliers, one of which is a related party (Note 12). During 1995, 1994, and 1993, purchases from these suppliers amounted to approximately 50%, 59%, and 67%, respectively, of total inventory purchases. There are a limited number of suppliers for these materials.

NOTE 12 - RELATED PARTY TRANSACTIONS


                 The Company's major stockholder is Lite-On Power Semiconductor
Corporation (LPSC), a Taiwan corporation.   LPSC owns approximately 40% of the
Company's common stock. The Company's subsidiary, Diodes Taiwan Co. Ltd., buys product from and sells product to LPSC. Transactions with LPSC for the years ended December 31 and outstanding balances as of December 31 are as follows:


                                                                               1995                1994
                                                                         ---------------      ---------------
                 NET SALES                                               $     1,998,000       $      948,000
                                                                         ===============       ==============

                 PURCHASES                                               $     6,512,000       $    5,048,000
                                                                         ===============       ==============

                 ACCOUNTS RECEIVABLE                                     $       233,000       $      158,000
                                                                         ===============       ==============

                 ACCOUNTS PAYABLE                                        $       621,000       $      334,000
                                                                         ===============       ==============

         During 1995, LPSC converted its 169,629 shares of preferred stock, $1 par value, on a 1 for 1 basis, to common stock, $.66 2/3 par value. The difference between the par value of the preferred shares and that of the common shares has been recorded as additional paid in-capital.

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - OPERATIONS BY GEOGRAPHIC AREAS

                 Information about the Company's operations in the United States and Taiwan is presented below. The Taiwan operations consist primarily of purchasing inventory units for transfer to the United States operations. Items are transferred at prices to recover costs plus an appropriate mark up for profit. Inter-geographic revenues and assets have been eliminated to arrive at the consolidated amounts. Identifiable assets are total assets which are identified with the operations in the respective country.

                                                         1995                  1994                 1993
                                                   -----------------    -----------------     ----------------
         Net sales - unconsolidated entities
              United States                        $      52,742,000    $      35,177,000     $     24,685,000
              Taiwan                                       5,448,000            3,098,000            1,718,000
                                                   -----------------    -----------------     ----------------

                                                   $      58,190,000    $      38,275,000     $     26,403,000
                                                   =================    =================     ================
         Inter-geographic net sales
              United States                        $       2,370,000    $       1,477,000     $        987,000
              Taiwan                                      12,407,000            7,809,000            7,064,000
                                                   -----------------    -----------------     ----------------

                                                   $      14,777,000    $       9,286,000     $      8,051,000
                                                   =================    =================     ================

         Total net sales
              United States                        $      55,112,000    $      36,654,000     $     25,672,000
              Taiwan                                      17,855,000           10,907,000            8,782,000
              Less inter-geographic
                net sales                                (14,777,000)          (9,286,000)          (8,051,000)
                                                   -----------------    -----------------     ----------------

                                                   $      58,190,000    $      38,275,000     $     26,403,000
                                                   =================    =================     ================

         Income from operations
              United States                        $       5,536,000    $       2,542,000     $      1,202,000
              Taiwan                                       1,405,000              592,000               17,000
                                                   -----------------    -----------------     ----------------

                                                   $       6,941,000    $       3,134,000     $      1,219,000
                                                   =================    =================     ================

         Identifiable assets
              United States                        $      26,015,000    $      14,230,000     $     11,202,000
              Taiwan                                       3,348,000            3,315,000            2,525,000
                                                   -----------------    -----------------     ----------------

              Total identifiable assets            $      29,363,000    $      17,545,000     $     13,727,000
                                                   =================    =================     ================

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS

                 In October 1993, the Company entered into an operating lease for a facility under an agreement which expires in December 1998. Rental expense amounted to approximately $140,000, $132,000, and $126,000 for the years ended December 31, 1995, 1994 and 1993 respectively.

                 Future minimum payments under the noncancellable operating lease for future years ending December 31 are as follows:

                           1996                     $       129,000
                           1997                             135,000
                           1998                             145,000
                                                    ---------------

                                                    $       409,000
                                                    ===============

NOTE 15 - EMPLOYEE BENEFIT PLAN

                 In 1994 the Company adopted a 401(k) profit sharing plan (the
Plan) for the benefit of qualified employees. Employees who participate may elect to make salary deferral contributions to the Plan. The Company may make a discretionary matching contribution of $1 for every $2 contributed by the participant. The Company's contribution is limited to 3% of the employee's compensation. For the years ended December 31, 1995 and 1994, the Company contributed approximately $79,000 and $18,000 respectively to the Plan.

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 Quarter Ended
                                  --------------------------------------------------------------------------
                                     March 31             June 30            Sept 30             Dec 31
                                  --------------     ------------------ ----------------   ----------------
 FISCAL 1995
       Net Sales                  $    14,239,000    $    14,539,000    $    15,356,000    $    14,056,000
       Gross Profit                     3,943,000          4,138,000          4,432,000          3,950,000
       Net Income                         983,000          1,122,000          1,261,000          1,334,000
       Earnings Per Share                     .19                .22                .24                .25
 FISCAL 1994
       Net Sales                       $8,780,000         $9,445,000         $9,887,000    $    10,163,000
       Gross Profit                     2,423,000          2,627,000          2,809,000          2,838,000
       Net Income                         495,000            570,000            639,000            659,000
       Earnings Per Share                     .10                .11                .12                .13

         REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries



Our audits of the consolidated financial statements of Diodes Incorporated and Subsidiaries referred to in our report dated February 16, 1996 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





MOSS ADAMS LLP
/s/ Moss Adams
February 16, 1996
(Except for Note 4,
as to which the date
is March 18, 1996)

                              DIODES INCORPORATED

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





            COL A                         COL B             COL C                COL D            COL E
- ----------------------------        ---------------    ---------------    ----------------    ------------


                                                          Additions
                                        Balance at        charged to
                                       beginning of        costs &                              Balance at
            Description                  period            expenses           Deductions      end of period
- ----------------------------        ---------------    ---------------    ----------------    -------------
Year ended December 31,
1995 - Allowance for
doubtful accounts                   $       170,000    $        58,000    $       (90,000)    $      138,000
                                    ===============    ===============    ===============     ==============

Year ended December 31,
1994 - Allowance for
doubtful accounts                   $        61,000    $       138,000    $       (29,000)    $      170,000
                                    ===============    ===============    ===============     ==============

Year ended December 31,
1993 - Allowance for
doubtful accounts                   $        42,000    $        48,000    $       (29,000)    $       61,000
                                    ===============    ===============    ===============     ==============