Form 10-Q
period 1996-03-31
DIODES INC /DEL/
filed 1996-05-15
CIK 29002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996

                                       or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X           No  ____

The number of shares of the registrant's Common Stock outstanding as of March 31, 1996, was 5,675,794 including 717,115 shares of treasury stock.

                    THIS REPORT INCLUDES A TOTAL OF 18 PAGES
                        THE EXHIBIT INDEX IS ON PAGE 17

                              DIODES INCORPORATED

                                     INDEX


                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

                 Item 1 -     Consolidated Financial Statements

                              Consolidated Condensed Balance Sheets at March 31, 1996 and December
                              31, 1995                                                                 3-4

                              Consolidated Condensed Statements of Income for the three months
                              ended March 31, 1996 and March 31, 1995                                  5

                              Consolidated Condensed Statements of Cash Flows for the three months
                              ended March 31, 1996 and March 31, 1995                                  6

                              Notes to Consolidated Condensed Statements for the three months ended
                              March 31, 1996 and March 31, 1995                                        7

                 Item 2 -     Management's Discussion and Analysis of Financial Condition and
                              Results of Operations                                                    8-14
PART II - OTHER INFORMATION

                 Items 1 through 6                                                                    15

                 Signature                                                                            16

                 Index to Exhibits                                                                    17

                         PART I - FINANCIAL INFORMATION
                  ITEM 1 - CONSOLIDATED FINANCIAL INFORMATION


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS

                                                                             (UNAUDITED)
                                                                              MARCH 31,            DECEMBER 31,
                                                                                1996                   1995
                                                                         -----------------       -----------------
 CURRENT ASSETS
    Cash                                                                  $      597,000          $      478,000
    Accounts receivable
       Customers                                                               7,898,000               7,794,000
       Related party                                                                  --                 233,000
       Other                                                                     300,000                 194,000
                                                                         -----------------       -----------------
                                                                               8,198,000               8,221,000
        Less allowance for doubtful receivables                                  192,000                 177,000
                                                                         -----------------       -----------------

                                                                               8,006,000               8,044,000

    Inventories                                                               16,144,000              16,295,000
    Deferred income taxes                                                        893,000                 893,000
    Prepaid expenses and other                                                   209,000                 173,000
                                                                         -----------------       -----------------

                    Total current assets                                      25,849,000              25,883,000

 PROPERTY, PLANT, AND EQUIPMENT, at cost, net
     of accumulated depreciation and amortization                              4,732,000               1,527,000

 INVESTMENT IN JOINT VENTURE                                                          --               1,878,000

 OTHER ASSETS
    Advances to affiliated entity                                              1,237,000                      --
    Other assets                                                                 707,000                  75,000



 TOTAL ASSETS                                                               $ 32,525,000            $ 29,363,000
                                                                         =================       =================

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              (UNAUDITED)
                                                                               MARCH 31,            DECEMBER 31,
                                                                                 1996                   1995
                                                                         -----------------       -----------------
 CURRENT LIABILITIES
   Due to bank                                                              $   7,377,000          $   3,916,000
   Accounts payable
     Trade                                                                      3,858,000              5,454,000
     Related party                                                                620,000                621,000
   Accrued liabilities                                                          2,256,000              1,954,000
   Income taxes payable                                                            55,000                637,000
   Current portion of long-term debt                                               38,000                 38,000
                                                                         -----------------       -----------------

                Total current liabilities                                      14,204,000             12,620,000

 LONG-TERM DEBT, net of current portion                                           235,000                244,000

 DEFERRED COMPENSATION PAYABLE                                                         --                     --

 MINORITY INTEREST                                                                740,000                     --

 STOCKHOLDERS' EQUITY
    Class A convertible preferred stock -
       par value $1.00 per share;
       1,000,000 shares authorized; no shares
       issued and outstanding at December 31, 1995 and
       March 31, 1996                                                                  --                     --
    Common stock - par value $0.66 2/3 per share;
       9,000,000 shares authorized; 5,675,619 shares
       at December 31, 1995 and 5,675,794 shares at
       March 31, 1996 issued and outstanding                                    3,784,000              3,784,000
    Additional paid-in capital                                                  5,768,000              5,768,000
    Retained earnings                                                           9,576,000              8,729,000
                                                                         -----------------       -----------------

                                                                               19,128,000             18,281,000
    Less:
       Treasury stock - 717,115 shares of common stock at
       December 31, 1995 and March 31, 1996, at cost                            1,782,000              1,782,000
                                                                         -----------------       -----------------

                Total stockholders' equity                                     17,346,000             16,499,000

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 32,525,000           $ 29,363,000
                                                                         =================       =================

                      DIODES INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                  -----------------------------------------
                                                                          1996                   1995
                                                                  ------------------     ------------------
 NET SALES                                                          $   13,206,000         $   14,239,000
 Cost of goods sold                                                      9,493,000             10,296,000
                                                                  ------------------     ------------------

     Gross profit                                                        3,713,000              3,943,000

 Selling, general and administrative expenses                            2,457,000              2,437,000
                                                                  ------------------     ------------------

     Income from operations                                              1,256,000              1,506,000

 Other income (expense)
      Interest income                                                       47,000                 11,000
      Interest expense                                                    (123,000)                (7,000)
      Commissions and other                                                121,000                 72,000
                                                                  ------------------     ------------------

                                                                            45,000                 76,000
                                                                  ------------------     ------------------

 INCOME BEFORE INCOME TAXES                                              1,301,000              1,582,000
 Provision for income taxes                                                453,000                599,000
                                                                  ------------------     ------------------

 NET INCOME                                                          $     848,000          $     983,000
                                                                  ==================     ==================


 EARNINGS PER COMMON SHARE                                           $        0.16          $        0.19
                                                                  ==================     ==================

 Number of shares used in computation                                    5,228,123              5,122,255
                                                                  ==================     ==================

                      DIODES INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                        -----------------------------------------
                                                                               1996                    1995
                                                                        ------------------     ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $      848,000         $     983,000
     Adjustments to reconcile net income to net cash  provided
     (used) by operating activities:
           Depreciation and amortization                                         82,000                84,000
           Increase in allowance for doubtful accounts                           15,000                10,000
     (Increase) decrease in operating assets:
           Accounts receivable                                                   23,000            (1,984,000)
           Inventories                                                          151,000              (713,000)
           Prepaid expenses and other                                           (36,000)              101,000
           Other                                                                     --                 2,000
     (Decrease) increase in operating liabilities:
           Trade accounts payable                                            (2,418,000)             (261,000)
           Related party accounts payable                                       (1,000)                    --
           Accrued liabilities                                                  302,000               723,000
           Income taxes payable                                                (582,000)             (543,000)
           Deferred compensation payable                                             --               (14,000)
           Minority interest                                                    740,000                    --
                                                                        ------------------     ------------------

               Net cash provided (used) by operating activities                (876,000)           (1,612,000)

 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                                 (588,000)             (115,000)
     Acquisition of other assets                                             (1,869,000)                   --
                                                                        ------------------     ------------------

               Net cash (used) by investing activities                       (2,457,000)             (115,000)

 CASH FLOWS FROM FINANCING ACTIVITIES
     Advances (payments) on line of credit, net                               3,461,000               288,000
     Repayments of long-term obligations                                         (9,000)               (8,000)
                                                                        ------------------     ------------------
               Net cash provided (used) by financing activities               3,452,000               280,000
                                                                        ------------------     ------------------

 INCREASE (DECREASE) IN CASH                                              $     119,000         $  (1,447,000)

 CASH AT BEGINNING OF PERIOD                                              $     478,000          $  1,733,000
                                                                        ------------------     ------------------

 CASH AT END OF PERIOD                                                    $     597,000         $     286,000
                                                                        ==================     ==================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Non-Cash Investing Activities
           Purchase of equipment on accounts payable                     $      822,000       $            --
                                                                        ==================     ==================

            Conversion of joint venture investment to plant and
            equipment                                                     $   1,878,000       $            --
                                                                        ==================     ==================

                      DIODES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - Basis of Presentation

                 The accompanying unaudited consolidated, condensed financial statements have been prepared in accordance with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report in Form 10-K for the calendar year ended December 31, 1995.

                  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Diodes Taiwan Co., Ltd. (a foreign subsidiary), and the accounts of the Kai Hong joint venture in which the Company has 70% controlling interest. All significant intercompany balances and transactions have been eliminated.

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

                 Accordingly, the Company has recorded a net deferred tax asset resulting from net deductible temporary differences in the amount of $893,000. This deferred tax asset results primarily from inventory reserves and expense accruals which are not currently deductible for federal income tax purposes.

                         PART I - FINANCIAL INFORMATION

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Except for the historical information contained herein, the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading "Factors That May Affect Future Results" and elsewhere in this Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act.


         FINANCIAL CONDITION

                 The Company's 7.3% decrease in net sales for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, was primarily attributed to a decline in customer demand resulting in a decrease in the number of units shipped. This decrease appears to be industry-wide in light of a recent report from the Semiconductor Industry Association that book-to-bill ratios (the dollar value of new orders scheduled versus the dollar value of orders shipped) throughout the industry fell in early 1996, reaching a 5 year low in March. In the fourth quarter of 1995, the Company experienced a slowing of orders, primarily due to a slow down in the personal computer and related industries, and although the Company's book-to-bill ratio seems to be recovering, there can be no assurance that such recovery will continue or be maintained.

                 The Company believes that the slowdown throughout the industry is primarily due to excess inventory and may remain soft for the near future as computer and related industries, among others, work off their inventories. Industry sources estimate that, although the 1996 growth rates will not match those of 1995, the industry will experience moderate growth in sales and profits.

                 The Company was able to increase its gross profit margin to 28.1% for the three months ended March 31, 1996 compared to 27.7% for the same period a year ago, as pricing and product costs have remained relatively stable. However, with decreased sales and competitive pricing, there can be no assurance that the Company will be able to maintain these gross profit margin. Selling, general and administrative expenses as a percentage of net sales increased 1.5 percentage points primarily as a result of additions in personnel and systems, as well as beginning implementation of ISO 9000 certification, all aimed at strengthening the Company for future growth.

                 Interest expense increased $116,000 as the Company used approximately $1.2 million of a new $14 million credit facility to fund advances to an affiliated entity, FabTech, Inc., and to provide additional working capital. FabTech is wholly-owned by Lite-On Power Semiconductor Corporation ("LPSC"), who owns approximately 40% of the Company's outstanding stock. The Company has used approximately $2.6 million of its credit line as equity contribution for the recently announced Kai Hong joint venture.

                 As a result of the 7.3% decrease in net sales and 0.8% increase in operating expenses, primarily due to increased staffing, added marketing efforts as well as the Company's recent commitment to become ISO 9000 certified by the end of 1996, net income and earnings per share for the three months ended March 31, 1996 decreased approximately 13.7% and 15.8%, respectively.

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

                 The Company expects to begin receiving wafers from FabTech by the third quarter of 1996. Given current levels of pricing and demand, it is anticipated that FabTech's production will contribute substantially to Diodes' net sales in 1997, with further increases in subsequent years. Output from the facility will include wafers used in the production of Schottky barrier diodes, fast recovery epitaxial diodes (FREDs), and other widely used value-added products. Schottky barrier diodes, currently in short supply world-wide, are employed in the manufacture of the power supplies found in personal computers, telecommunications devices and myriad other applications where high frequency, low forward voltage and fast recovery are required.

                 In March 1996, the Company entered into the Kai Hong joint venture for the development of additional manufacturing capacity in Shanghai. The joint venture, originally signed as a compensation trade agreement in June 1995, allows for the manufacturing and sales of diodes and associated electronic components. The Company will have a 70% interest in the joint venture, will be responsible for production and management, and will receive 100% of the production, mainly in SOT-23 packaged components. The venture parties have agreed to make significant equity contribution to the joint venture and anticipate that a portion of the cost of developing the project will be debt financed. The capital contribution will be made in several phases over three years. The project will be implemented in phases according to market demand.

                 In accordance with generally accepted accounting principles, the Company has accounted for this majority owned joint venture on a consolidated basis. During the first quarter of 1996, the Kai Hong joint venture entity has capitalized start-up costs of approximately $650,000 which are classified in the consolidated balance sheet as "Other assets".

                 These alliances, among others, assist the Company in its long-term strategic plan to enhance its ability to acquire -- in a timely fashion and at reasonable cost -- the products that its customers need, while maintaining profitability.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                 The following table sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                                               PERCENT OF NET SALES                 PERCENTAGE DOLLAR
                                           THREE MONTHS ENDED MARCH 31,            INCREASE (DECREASE)
                                       ------------------------------------    --------------------------
                                             1996                1995                  '95 TO '96
                                       ---------------    -----------------    --------------------------
Net sales                                   100.0 %             100.0 %                   (7.3) %
Cost of goods sold                          (71.9)              (72.3)                    (7.8)
                                       ---------------    -----------------    --------------------------

Gross profit                                 28.1                27.7                     (5.8)
Operating expenses                          (18.6)              (17.1)                     0.8
                                       ---------------    -----------------    --------------------------

Income from operations                        9.5                10.6                    (16.6)
Interest expense, net                        (0.6)               (0.0)                 2,000.0
Other income                                  0.9                 0.5                     68.1
                                       ---------------    -----------------    --------------------------
Income before taxes                           9.8                11.1                    (17.8)
Income taxes                                  3.4                 4.2                    (24.4)
                                       ---------------    -----------------    --------------------------
Net income                                    6.4                 6.9                    (13.7)
                                       ===============    =================    ==========================



                 The following discussion explains in greater detail the consolidated operating results and financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                                        1996                 1995
                                                        ----                 ----
 NET SALES                                          $ 13,206,000         $ 14,239,000

                 The Company's 7.3% decrease in net sales for the three months ended March 31, 1996, compared to the three months ended March 31, 1995, was primarily attributed to a decline in customer demand resulting in a decrease in the number of units shipped. This decrease appears to be industry-wide in light of a recent report from the Semiconductor Industry Association that book-to-bill ratios (the dollar value of new orders scheduled versus the dollar value of orders shipped) throughout the industry fell in early 1996, reaching a 5 year low in March. In the fourth quarter of 1995, the Company experienced a slowing of orders, primarily due to a slow down in the personal computer and related industries, and although the Company's book-to-bill ratio seems to be recovering, there can be no assurance that such recovery will continue or be maintained.

                 The Company believes that the slowdown is primarily due to continued inventory pressures and may remain soft for the next few months as computer and related industries, among others, work off their inventories. Industry sources estimate that, although the 1996 growth rates will not match those of 1995, the industry will experience moderate growth in sales and profits.


                                                        1996                 1995
                                                        ----                 ----
 GROSS PROFIT                                       $ 3,713,000           $ 3,943,000
 GROSS MARGIN PERCENTAGE                               28.1%                 27.7%

                 The Company's gross profit for the three months ended March 31, 1996 decreased approximately $230,000 or 5.8%, primarily due to the 7.3% decrease in net sales. The gross margin percentage increased 0.4 percentage points primarily as a result of pricing remaining stable and product cost slightly decreasing.


                                                     1996                        1995
                                                     ----                        ----
  SELLING, GENERAL AND ADMINISTRATIVE
                    EXPENSES ("SG&A")             $ 2,457,000                $ 2,437,000

                 The Company's SG&A for the three months ended March 31, 1996 increased approximately 0.8% compared to the same period last year. This $20,000 increase was primarily attributable to an increase in the Company's sales and marketing efforts. The 1996 SG&A amount includes the cost of additions in personnel and systems, as well as beginning implementation of ISO 9000 certification, all aimed at strengthening the Company for continued growth. The total SG&A as a percentage of net sales increased from 17.1% in 1995, to 18.6% in 1996. The Company continues to manage SG&A by implementing cost controls, but believes that the slowdown in orders is only temporary and thus will continue to implement its plan for future growth.





                                                        1996                 1995
                                                        ----                 ----
 INCOME FROM OPERATIONS                             $ 1,256,000           $ 1,506,000

                 The Company's fiscal 1996 comparative decrease in operating profit of approximately $250,000, or 16.6%, is primarily the net result of the Company's 7.3% decrease in net sales and 1.5 percentage point increase in SG&A as a percentage of net sales.


                                                        1996                 1995
                                                        ----                 ----
 INTEREST INCOME                                      $ 47,000             $ 11,000
 INTEREST EXPENSE                                    $ 123,000              $ 7,000

                 The Company's interest income for the three months ended March 31, 1996, increased approximately $36,000 compared to the same period last year as the Company is advancing funds under its sourcing agreements. The Company's interest expense for 1996 increased $116,000, primarily as a result of an increase in the Company's usage of its new credit facility to expand the Company's inventory and finance additional sourcing agreements, primarily FabTech, Inc. and Kai Hong. The interest income is primarily the interest charged to FabTech under the Company's loan agreement.


                                                        1996                 1995
                                                        ----                 ----
 OTHER INCOME                                        $ 121,000             $ 72,000

                 The Company's other income for the three months ended March 31, 1996 increased approximately $49,000, or 68.1% compared to other income for the same period in 1995 primarily as a result of increased commissions earned by the Company's Taiwan subsidiary on drop shipment sales in Asia.


                                                        1996                 1995
                                                        ----                 ----
 NET INCOME                                          $ 848,000             $ 983,000
 EARNINGS PER SHARE                                    $ 0.16               $ 0.19

                 The Company's net income for the three months ended March 31, 1996 decreased 13.7% or approximately $135,000 compared to the same period in 1995. Earnings per share decreased approximately 15.6% for the three months ended March 31, 1996, compared to the three months ended March 31,1995. Decreases in both net income and earnings per share are primarily attributable to a 7.3% decrease in net sales, a 1.5 percentage point increase in SG&A as a percentage of net sales, combined with a 0.6 percentage point increase in interest expense as a percentage of net sales.




         LIQUIDITY AND CAPITAL RESOURCES

                 Cash used by operating activities in 1996 was $876,000, compared to cash used by operating activities of $1.6 million as of March 31, 1995. The primary use of cash flows for the three months ended March 31, 1996 was a $1.6 million decrease in accounts payable. The ratio of the Company's current assets to current liabilities on March 31, 1996, was 1.8 to 1 compared to a ratio of 2.1 to 1 as of December 31, 1995.

                 Cash used by investing activities was $2.5 million for the three months ended March 31, 1996, compared to $115,000 in 1995. The Company has provided approximately $2.6 million to Kai Hong - for the construction of a new facility for the manufacture of SOT-23s; and approximately $1.2 million to FabTech - to be used in upgrading, reconfiguring, and starting up operations at an existing wafer fabrication facility. The Company will have a 70% interest in the Kai Hong joint venture, will be responsible for production and management, and will receive 100% of the production. The venture parties have agreed to make significant equity contributions to the joint venture and anticipate that a portion of the cost of developing the project will be debt financed. The capital contribution will be made in several phases over three years. Both alliances are indicative of the Company's desire to participate in the sourcing of advanced-technology discrete components, and to enhance its ability to procure products in a timely fashion and at reasonable cost.

                 Cash provided by financing activities was $3.5 million as of March 31, 1996, compared to cash provided of $280,000 in 1995. The Company used its credit facility to fund the advances to FabTech and Kai Hong. The Company anticipates it will continue to utilize such credit facility to support its operations. The Company believes that the continued availability of this credit facility, and new debt financing, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements. The Company's cash balance at March 31, 1996 increased $119,000 compared to December 31, 1995 balance.

                 Accounts receivable increased 1.3% as the Company continues to, through refined customer service and credit review, improve collections on customer receivables. The Company's inventories have decreased 0.9% as the Company's continues its commitment to provide timely delivery of product to customers.

                 The Company's total working capital decreased 12.2% to $11.6 million as of March 31, 1996 from $13.3 million as of December 31, 1995, primarily as a result of the Company's advances to FabTech and Kai Hong. The Company believes that its working capital position will be sufficient for its requirements for the foreseeable future.

                 As of March 31, 1996, the Company has no material plans or commitments for capital expenditures other than disclosed in the Kai Hong and FabTech agreements previously mentioned. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its credit and financial position will provide sufficient access to funds should an appropriate investment opportunity arise and, thereby, assist the Company in improving customer satisfaction and in maintaining or increasing product market penetration. The Company's debt to equity ratio increased to
0.83 at March 31, 1996 from 0.78 at December 31, 1995. The Company anticipates this ratio may increase as the Company continues to use its credit facilities to fund additional sourcing opportunities.


         Factors That May Affect Future Results

                 All forward-looking statements contained in this Item 2 are subject to, in addition to the other matters described in this Report on Form 10-Q, a variety of significant risks and uncertainties. The following discussion highlights some of these risks and uncertainties. Further, from time to time, information provided by the Company or statements made by its employees may contain forward-looking information. The Company cautions the reader that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including those discussed below.

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


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits

                          Exhibit 11 - Computation of Earnings Per Share

                 (b) Reports on Form 8-K

                          None

                                   SIGNATURE


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIODES INCORPORATED (Registrant)



/s/ Joseph Liu                                              May 13, 1996
- ---------------------------------------------
JOSEPH LIU
Vice President, Secretary
and Chief Financial Officer
(Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT - 11          COMPUTATION OF EARNINGS PER SHARE               Page 18