Form 10-Q
period 1996-06-30
DIODES INC /DEL/
filed 1996-08-14
CIK 29002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                       or

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
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

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

The number of shares of the registrant's Common Stock outstanding as of August 7, 1996, was 5,675,794 including 717,115 shares of treasury stock.

                    THIS REPORT INCLUDES A TOTAL OF 78 PAGES
                        THE EXHIBIT INDEX IS ON PAGE 21

                              DIODES INCORPORATED

                                     INDEX


                                                                                                   Page
                                                                                                   ----
PART I - FINANCIAL INFORMATION

            Item 1 -      Consolidated Condensed Financial Statements

                          Consolidated Condensed Balance Sheets at June 30, 1996 and December
                          31, 1995                                                                 3-4

                          Consolidated Condensed Statements of Income for the three months and
                          six months ended June 30, 1996 and June 30, 1995                         5

                          Consolidated Condensed Statements of Cash Flows for the six months
                          ended June 30, 1996 and June 30, 1995                                    6

                          Notes to Consolidated Condensed Financial Statements                     7

            Item 2 -      Management's Discussion and Analysis of Financial Condition and
                          Results of Operations for the three months and six months ended June
                          30, 1996 and June 30, 1995                                               8-17

PART II - OTHER INFORMATION

            Items 1 through 6                                                                      18

            Signature                                                                              20

            Index to Exhibits                                                                      21

                         PART I - FINANCIAL INFORMATION
              ITEM 1 - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS

                                                                            (UNAUDITED)
                                                                              JUNE 30,             DECEMBER 31,
                                                                                1996                   1995
                                                                          --------------         ---------------
 CURRENT ASSETS
      Cash                                                                $      775,000         $       478,000
      Accounts receivable
          Customers                                                            9,102,000               7,794,000
          Related party and other                                                365,000                 427,000
                                                                          --------------         ---------------
                                                                               9,467,000               8,221,000
          Less allowance for doubtful receivables                                236,000                 177,000
                                                                          --------------         ---------------
                                                                               9,231,000               8,044,000

      Inventories                                                             16,510,000              16,295,000

      Deferred income taxes                                                      893,000                 893,000
      Prepaid expenses and other                                                 627,000                 173,000
                                                                          --------------         ---------------

      Total current assets                                                    28,036,000              25,883,000

 PROPERTY, PLANT, AND EQUIPMENT - at cost, net                                 4,780,000               1,527,000

 INVESTMENT IN JOINT VENTURE                                                          --               1,878,000

 OTHER ASSETS
      Advances to affiliated entity                                            3,495,000                      --
      Other assets                                                               947,000                  75,000
                                                                          --------------         ---------------

 TOTAL ASSETS                                                             $   37,258,000         $    29,363,000
                                                                          ==============         ===============



                             See accompanying notes

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            (UNAUDITED)
                                                                              JUNE 30,             DECEMBER 31,
                                                                                1996                   1995
                                                                          ----------------       ----------------
 CURRENT LIABILITIES
      Notes payable                                                       $      5,483,000       $      3,916,000
      Accounts payable                                                           4,561,000              6,075,000
      Accrued liabilities                                                        3,830,000              1,954,000
      Income taxes payable                                                          21,000                637,000
      Current portion of long-term debt                                             37,000                 38,000
                                                                          ----------------       ----------------

                  Total current liabilities                                     13,932,000             12,620,000

 LONG-TERM OBLIGATION, less current maturities                                   4,224,000                244,000

 MINORITY INTEREST IN JOINT VENTURE                                              1,201,000                     --

 STOCKHOLDERS' EQUITY
      Class A convertible preferred stock - par value $1.00 per
          share; 1,000,000 shares authorized; no shares
          issued and outstanding at December 31, 1995 and
          June 30, 1996.                                                                --                     --
      Common stock - par value $0.66 2/3 per share;
          9,000,000 shares authorized; 5,675,619 and 5,675,794
          shares issued and outstanding at December 31, 1995
          and June 30, 1996, respectively.                                       3,784,000              3,784,000
      Additional paid-in capital                                                 5,767,000              5,768,000
      Retained earnings                                                         10,132,000              8,729,000
                                                                          ----------------       ----------------

                                                                                19,683,000             18,281,000
          Less:  Treasury stock - 717,115 common shares, at cost                 1,782,000              1,782,000
                                                                          ----------------       ----------------

                  Total stockholders' equity                                    17,901,000             16,499,000
                                                                          ----------------       ----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $     37,258,000       $     29,363,000
                                                                          ================       ================


                             See accompanying note

                      DIODES INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                       THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                            JUNE 30,                                       JUNE 30,
                                              -------------------------------------         -------------------------------------
                                                   1996                    1995                  1996                   1995
                                              -------------          --------------         --------------          -------------
 NET SALES                                    $  13,450,000           $  14,539,000         $   26,656,000          $  28,778,000
 Cost of goods sold                               9,995,000              10,401,000             19,488,000             20,697,000
                                              -------------           -------------         --------------          -------------
      Gross profit                                3,455,000               4,138,000              7,168,000              8,081,000

 Selling, general and
     administrative expenses                      2,552,000               2,442,000              5,009,000              4,879,000
                                              -------------           -------------         --------------          -------------
      Income from operations                        903,000               1,696,000              2,159,000              3,202,000

 Other income (expense)
      Interest income                                42,000                   8,000                 89,000                 19,000
      Interest expense                             (149,000)                (36,000)              (272,000)               (43,000)
      Commissions and other                          57,000                 124,000                178,000                195,000
     Minority interest in joint
       venture                                       11,000                      --                 11,000                     --
                                              -------------           -------------         --------------          -------------
                                                    (39,000)                 96,000                  6,000                171,000

 INCOME BEFORE INCOME TAXES                         864,000               1,792,000              2,165,000              3,373,000
 Provision for income taxes                         309,000                 670,000                762,000              1,268,000
                                              -------------           -------------         --------------          -------------
 NET INCOME                                   $     555,000           $   1,122,000         $    1,403,000          $   2,105,000
                                              =============           =============         ==============          =============
 EARNINGS PER SHARE
      PRIMARY                                 $        0.11           $        0.22         $         0.27          $        0.41
      FULLY-DILUTED                           $        0.11           $        0.21         $         0.27          $        0.40
                                              =============           =============         ==============          =============

 Weighted average shares outstanding
      Primary                                     5,224,618               5,182,041              5,226,401              5,157,221
      Fully-diluted                               5,224,618               5,232,808              5,226,401              5,221,289
                                              =============           =============         ==============          =============


                             See accompanying notes

                      DIODES INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                        ----------------------------------------
                                                                               1996                    1995
                                                                        -----------------    -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                         $    1,403,000        $     2,105,000
      Adjustments to reconcile net income to net cash
           provided (used) by operating activities:
          Depreciation and amortization                                         135,000                141,000
          Increase in allowance for doubtful accounts                            59,000                 18,000
          Gain on sale of property, plant and equipment, net                         --                (73,000)
      (Increase) decrease in operating assets:
          Accounts receivable                                                (1,246,000)            (3,428,000)
          Inventories                                                          (215,000)            (3,518,000)
          Prepaid expenses, taxes and other                                    (454,000)               113,000
      (Decrease) increase in operating liabilities:
          Accounts payable                                                   (1,514,000)               946,000
          Accrued liabilities                                                 1,876,000                813,000
          Income taxes payable                                                 (616,000)              (847,000)
          Deferred compensation payable                                              --                (14,000)
          Minority interest in joint venture                                  1,201,000                    --
                                                                         --------------        ---------------

              Net cash provided (used) by operations                            629,000             (3,744,000)

 CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property, plant and equipment                              (4,811,000)              (247,000)
      Proceeds from sale of equipment                                                --                147,000
      Acquisition of other assets                                            (1,067,000)                   --
                                                                         --------------        --------------

              Net cash used by investing activities                          (5,878,000)              (100,000)

 CASH FLOWS FROM FINANCING ACTIVITIES
      Advances on line of credit, net                                         1,566,000              2,338,000
      Proceeds from issuance of stock                                                --                138,000
      Proceeds from long-term obligations                                     3,980,000                (16,000)
                                                                         --------------        ---------------

              Net cash provided (used) by financing activities                5,546,000              2,460,000
                                                                         --------------        ---------------

 INCREASE (DECREASE) IN CASH                                             $      297,000        $    (1,384,000)

 CASH AT BEGINNING OF PERIOD                                             $      478,000        $     1,733,000
                                                                         --------------        ---------------

 CASH AT END OF PERIOD                                                   $      775,000        $       349,000
                                                                         ==============        ===============
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Non-Cash Investing Activities
          Conversion of joint venture investment to plant and
              equipment                                                  $    1,878,000        $          --
                                                                         ==============        ===============

                      DIODES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

                 The accompanying unaudited consolidated, condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                 The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Diodes Taiwan Co., Ltd. (a foreign subsidiary), and the accounts of the Shanghai Kai Hong Electronics Co., Ltd. ("Kai Hong") joint venture in which the Company has a 70% controlling interest. All significant inter-company balances and transactions have been eliminated.



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


         FINANCIAL CONDITION

                 Net sales for the three months and six months ended June 30, 1996 were, $13.5 million and $26.7 million, respectively, representing decreases of approximately 7.5% and 7.4%, respectively, compared to the same periods in 1995. Price erosion due to continuing excess inventories throughout the industry adversely affected the Company's net sales and gross margins. Gross profit margins for the three and six months ended June 30, 1996 were 25.7% and 26.9%, respectively versus 28.5% and 28.1% in the comparable periods in 1995, primarily due to industry-wide pricing pressures, as well as to inventory reserves recorded by the Company. With decreased sales and competitive pricing, there can be no assurance that the Company will be able to maintain these gross profit margins.

                 The Semiconductor Industry Association has reported that book-to-bill ratios (the dollar value of new orders scheduled versus the dollar value of orders shipped) throughout the industry fell in early 1996, reaching a nine year low in March. In the second quarter of 1996, the Company continued to experience a slowing of orders, primarily due to a slow down in the personal computer and related industries. Although the Company's book-to-bill ratio seems to be recovering slightly, there can be no assurance that such recovery will continue or be maintained.

                 Selling, general and administrative expenses ("SG&A") for the three and six months ended June 30, 1996, as a percentage of net sales, was 19.0% and 18.8%, respectively, versus 16.8% and 17.0% for the comparable periods last year. Planned increases in SG&A accounted for the majority of the increase including three items in particular: (i) higher promotional expenses for a new product line of leading-technology surface-mount (SO-8) power MOSFETs; (ii) additional operating costs associated with the Company's controlling interest in Kai Hong, a previously-announced investment on mainland China for the manufacture of SOT-23s; and (iii) ongoing costs associated with the Company's goal of achieving ISO 9002 certification by year-end. ISO 9002 certification includes a subcontractor qualification program and is designed to maximize product quality, enhance customer service, and strengthen the Company's image in the marketplace.

                 Second quarter and year-to-date net interest expense increased $79,000 and $159,000, respectively, from the comparable periods last year. The Company has used approximately $3.1 million of its credit line to fund equity contribution for the recently announced Kai Hong joint venture. The facility is operational, has begun shipping product, and phase 1 is expected to be at full capacity in the fourth quarter of 1996.

                 In accordance with generally accepted accounting principles, the Company has accounted for this majority owned joint venture on a consolidated basis. During the first half of 1996, the Kai Hong joint venture has capitalized start-up costs of approximately $803,000 which are classified in the consolidated balance sheet as "Other assets".


         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                 The following table sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                               PERCENT OF NET SALES                 PERCENTAGE DOLLAR
                                           THREE MONTHS ENDED JUNE 30,             INCREASE (DECREASE)
                                           ----------------------------            ------------------
                                             1996             1995                     '95 TO '96
                                            ----------       ----------            ------------------
Net sales                                    100.0 %            100.0 %                  (7.5) %
Cost of goods sold                           (74.3)             (71.5)                   (3.9)
                                            ----------       ----------            ------------------

Gross profit                                  25.7               28.5                   (16.5)
Operating expenses                           (19.0)             (16.8)                    4.5
                                            ----------       ----------            ------------------

Income from operations                         6.7               11.7                   (46.8)
Interest expense, net                         (0.8)              (0.2)                  282.1


Other income and
  Minority interest                            0.5                0.9                   (45.2)
                                            ----------       ----------            ------------------

Income before taxes                            6.4               12.3                   (51.8)

Income taxes                                   2.3                4.6                   (53.9)
                                            ----------       ----------            ------------------

Net income                                     4.1                7.7                   (50.5)
                                            ==========       ==========            ==================



                 The following discussion explains in greater detail the consolidated operating results and financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                       1996                   1995
                                       ----                   ----
NET SALES                           $ 13,450,000           $14,539,000

                 The Company's 7.5% decrease in net sales for the three months ended June 30, 1996, compared to the three months ended June 30, 1995, was primarily attributed to price erosion due to continuing excess inventories throughout the industry. The Semiconductor Industry Association has reported that book-to-bill ratios (the dollar value of new orders scheduled versus the dollar value of orders shipped) throughout the industry fell in early 1996, reaching a nine year low in March. In the fourth quarter of 1995, the Company experienced a slowing of orders, primarily due to a slow down in the personal computer and related industries, and although the Company's book-to-bill ratio seems to be recovering slightly, there can be no assurance that such recovery will continue or be maintained.



                                           1996                   1995
                                           ----                   ----
GROSS PROFIT                            $ 3,455,000           $4,138,000
GROSS PROFIT MARGIN PERCENTAGE             25.7%                  28.5%

                 The Company's gross profit for the three months ended June 30, 1996 decreased approximately $683,000 or 16.5%. This decrease was primarily due to the 7.5% decrease in net sales and industry-wide pricing pressures, as well as to inventory reserves recorded by the Company. As a percentage of net sales, the Company's gross profit decreased to 25.7% from 28.5% for the comparable periods in 1995.


                                          1996                  1995
                                          ----                  ----
SG&A                                   $ 2,552,000            $2,442,000

                 The Company's SG&A for the three months ended June 30, 1996 increased approximately 4.5% compared to the same period last year. This $110,000 increase was primarily attributable to planned increases in SG&A including three items in particular: (i) higher promotional expenses for a new product line of leading-technology surface-mount (SO-8) power MOSFETs; (ii) additional operating costs associated with the Company's controlling interest in Kai Hong, a previously-announced investment on mainland China for the manufacture of SOT- 23s; and (iii) ongoing costs associated with the Company's goal of achieving ISO 9002 certification by year-end. ISO 9002 certification includes a subcontractor qualification program and is designed to maximize product quality, enhance customer service, and strengthen the Company's image in the marketplace.

                 SG&A as a percentage of net sales increased from 16.8% for the three months ended June 30, 1995 to 19.0% in the comparable period in 1996.
The Company continues to manage SG&A by implementing cost controls. The Company believes that the slowdown in orders is only temporary and thus will continue to implement its plans for future growth.

                                          1996                   1995
                                       ---------              ----------
INCOME FROM OPERATIONS                 $ 903,000              $1,696,000

                 The Company's fiscal 1996 comparative decrease in operating profit of approximately $793,000, or 46.8%, is primarily the net result of the Company's 7.5% decrease in net sales, 16.5% decrease in gross profit, and 2.2 percentage point increase in SG&A as a percentage of net sales.



                                          1996                   1995
                                       ----------             ---------
INTEREST INCOME                        $   42,000             $   8,000
INTEREST EXPENSE                       $  149,000             $  36,000

                 The Company's interest income for the three months ended June 30, 1996 increased approximately $34,000 or 425% compared to the same period last year as the Company has advanced funds to FabTech, Inc. ("FabTech") and Kai Hong. The interest income is primarily the interest charged to FabTech under the Company's loan agreement. The Company's interest expense for 1996 increased $113,000, primarily as a result of an increase in the Company's usage of its credit facility to expand the Company's inventory and finance additional sourcing agreements, primarily FabTech and Kai Hong.



                                          1996                   1995
                                        --------              ---------
OTHER INCOME AND
  MINORITY INTEREST IN JOINT VENTURE    $ 68,000              $ 124,000

                 The Company's other income for the three months ended June 30, 1996 decreased approximately $56,000, or 45.2% compared to other income for the same period in 1995 primarily as a result of decreased commissions earned by the Company's Taiwan subsidiary on drop shipment sales in Asia as well as the discontinuation of commissions from ITT.

                 The minority interest in joint venture represents the Company's 70% controlling interest in the Kai Hong joint venture's net income. The Kai Hong joint venture's earnings are consolidated within the Company's financials, therefore the $11,000 represents the Company's share of the joint venture loss.



                                          1996                   1995
                                       ---------              ----------
NET INCOME                             $ 555,000              $1,122,000
PRIMARY EARNINGS PER SHARE             $    0.11              $     0.22

                 The Company's net income for the three months ended June 30, 1996 decreased 50.5%, or approximately $567,000 compared to the same period in 1995. Primary earnings per share decreased approximately 50.0% for the three months ended June 30, 1996, compared to the three months ended June 30, 1995. Decreases in both net income and earnings per share are primarily attributable to a 7.5% decrease in net sales, a 1.8 percentage point decrease in gross profit margin, and a 2.2 percentage point increase in SG&A as a percentage of net sales, combined with a $79,000 increase in net interest expense.



         RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

                 The following table sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                               PERCENT OF NET SALES                 PERCENTAGE DOLLAR
                                            SIX MONTHS ENDED JUNE 30,              INCREASE (DECREASE)
                                            -------------------------              ------------------
                                               1996           1995                     '95 TO '96
                                               ----           ----                     ----------
Net sales                                      100.0 %        100.0 %                    (7.4) %
Cost of goods sold                             (73.1)         (71.9)                     (5.8)
                                               -----          -----                     -----
Gross profit                                    26.9           28.1                     (11.3)

Operating expenses                             (18.8)         (17.0)                      2.7
                                               -----          -----                     -----
Income from operations                           8.1           11.1                     (32.6)

Interest expense, net                           (0.7)          (0.1)                    662.5

Minority interest and
  Other income                                   0.7            0.7                      (3.1)
                                               -----          -----                     -----
Income before taxes                              8.1           11.7                     (35.8)

Income taxes                                     2.9            4.4                     (39.9)
                                               -----          -----                     -----
Net income                                       5.3            7.3                     (33.3)
                                               =====          =====                     =====



                 The following discussion explains in greater detail the consolidated operating results and financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.



                                        1996                   1995
                                        ----                   ----
NET SALES                            $ 26,656,000           $28,778,000

                 The Company's 7.4% decrease in net sales for the six months ended June 30, 1996, compared to the six months ended June 30, 1995, was primarily attributed to a decline in customer demand resulting in a decrease in the number of units shipped, as well as price erosion, both due to continuing excess inventories throughout the industry. Although the Company's book-to-bill ratio seems to be recovering slightly, there can be no assurance that such recovery will continue or be maintained.

                                           1996                   1995
                                           ----                   ----
GROSS PROFIT                            $ 7,168,000           $ 8,081,000
GROSS PROFIT MARGIN PERCENTAGE             26.9%                  28.1%

                 The Company's gross profit for the six months ended June 30, 1996 decreased approximately $913,000 or 11.3%. This decrease was primarily due to the 7.4% decrease in net sales as well as industry-wide pricing pressures, and inventory reserves recorded by the Company. As a percentage of net sales, the Company's gross profit decreased to 26.9% from 28.1% for the comparable period in 1995.


                                           1996                   1995
                                           ----                   ----
SG&A                                    $ 5,009,000            $4,879,000

                 The Company's SG&A for the six months ended June 30, 1996 increased approximately 2.7% compared to the same period last year. This $130,000 increase was primarily attributable to planned increases in SG&A including three items in particular: (i) higher promotional expenses for a new product line of leading-technology surface-mount (SO-8) power MOSFETs; (ii) additional operating costs associated with the Company's controlling interest in Kai Hong, a previously-announced investment on mainland China for the manufacture of SOT-23s; and (iii) ongoing costs associated with the Company's goal of achieving ISO 9002 certification by year-end. ISO 9002 certification includes a subcontractor qualification program and is designed to improve product quality, enhance customer service, and strengthen the Company's image in the marketplace.

                 The total SG&A as a percentage of net sales increased from 17.0% in 1995, to 18.8% in 1996. The Company continues to manage SG&A by implementing cost controls, but believes that the slowdown in orders is only temporary and thus will continue to implement its plan for future growth.



                                           1996                   1995
                                           ----                   ----
INCOME FROM OPERATIONS                  $ 2,159,000            $3,202,000

                 The Company's fiscal 1996 comparative decrease in operating profit of approximately $1,043,000 or 32.6%, is primarily the net result of the Company's 7.4% decrease in net sales and 1.8 percentage point increase in SG&A as a percentage of net sales.

                                           1996                   1995
                                         ---------              --------
INTEREST INCOME                          $  89,000              $ 19,000
INTEREST EXPENSE                         $ 272,000              $ 43,000

                 The Company's interest income for the six months ended June 30, 1996, increased approximately $70,000 compared to the same period last year as the Company is advancing funds to FabTech and Kai Hong. The interest income is primarily the interest charged to FabTech under the Company's loan agreement. The Company's interest expense for 1996 increased $229,000, primarily as a result of an increase in the Company's usage of its credit facility to expand the Company's inventory and finance additional sourcing agreements, primarily FabTech and Kai Hong.



                                           1996                   1995
                                         ---------              ---------
OTHER INCOME AND
MINORITY INTEREST IN JOINT VENTURE       $ 189,000              $ 195,000

                 The Company's other income for the six months ended June 30, 1996 increased approximately $6,000 primarily as a result of decreased commissions earned by the Company's Taiwan subsidiary on drop shipment sales in Asia as well as the discontinuation of commissions from ITT.

                 The minority interest in joint venture represents the Company's 70% controlling interest in the Kai Hong joint venture. The Kai Hong joint venture earnings are consolidated within the Company's financials, therefore the $11,000 represents the Company's share of the joint venture loss.



                                           1996                   1995
                                        -----------             ----------
NET INCOME                              $ 1,403,000             $2,105,000
PRIMARY EARNINGS PER SHARE                 $ 0.27                 $0.41

                 The Company's net income for the six months ended June 30, 1996 decreased 33.3% or approximately $702,000 compared to the same period in 1995. Primary earnings per share decreased approximately 34.1% for the six months ended June 30, 1996, compared to the six months ended June 30,1995. Decreases in both net income and earnings per share are primarily attributable to a 7.4% decrease in net sales, a 1.8 percentage point increase in SG&A as a percentage of net sales, combined with a $168,000 increase in interest expense.



         LIQUIDITY AND CAPITAL RESOURCES

                 Cash provided by operating activities for the six months ended June 30, 1996 was $629,000, compared to cash used by operating activities of $3.7 million as of June 30, 1995. The primary source of cash flows for the six months ended June 30, 1996 was a $1.4 million net income, while the primary use was a $1.2 million increase in accounts receivable.

                 Accounts receivable increased 15.2% as the Company has experienced a slight slowing trend in cash receipts in both its U.S. and overseas operations. The Company, through refined customer service has, in some cases, extended terms to assist customers. The Company's inventories have increased 1.3% as the Company's continues its commitment to provide timely delivery of product to customers.

                 The ratio of the Company's current assets to current liabilities on June 30, 1996, was 2.0 to 1 compared to a ratio of 2.1 to 1 as of December 31, 1995.

                 Cash used by investing activities was $5.9 million for the six months ended June 30, 1996, compared to $100,000 in 1995. The Company has provided approximately $3.1 million to Kai Hong - for the construction of a new facility and equipment purchases for the manufacture of SOT-23s; and approximately $3.5 million to FabTech - to be used in upgrading, reconfiguring, and starting up operations at an existing wafer fabrication facility. The Company has a 70% interest in the Kai Hong joint venture, is responsible for production and management, and currently receives 100% of the production. The venture parties have agreed to make significant equity contributions to the joint venture and anticipate that a portion of the cost of developing the project will be debt financed. The capital contribution will be made in several phases over three years. Both alliances are indicative of the Company's desire to participate in the sourcing of advanced-technology discrete components, and to enhance its ability to procure products in a timely fashion and at reasonable cost.

                 Cash provided by financing activities was $5.5 million as of June 30, 1996, compared to $2.5 million in 1995. Long-term obligations increased from $244,000 at December 31, 1995 to $4.2 million as of June 30, 1996. The Company used its credit facility to fund the advances to FabTech and Kai Hong.

                 In August 1996, the Company entered into a banking agreement with Union Bank of California who will provide a credit facility of $23 million. The credit facility, replacing the $14 million credit facility with Wells Fargo Bank, will be used for working capital, financing for the Kai Hong joint venture, as well as for future growth. As collateral security, the Company has granted to the lender a lien in all of its property, other than real property. The Company is subject to certain restrictive covenants, including, but not limited to, prohibitions on certain mergers or sales of assets, restrictions on the incurrance of additional liens or indebtedness, limitations on certain capital expenditures in excess of $1.0 million, restrictions on the making of loans, guarantees, investments and advances, and restrictions on the retirement of the Company's stock.

                 The Company anticipates it will continue to utilize such credit facility to support its operations. The Company believes that the continued availability of this credit facility and internally generated funds will be sufficient to meet the Company's currently foreseeable operating cash requirements. The Company's cash balance at June 30, 1996 increased $297,000 compared to December 31, 1995 balance.

                 Property, plant and equipment increased approximately $3.3 million since December 31, 1995 primarily due to property, plant, equipment and machinery at the Kai Hong facility.

                 The Company changed the accounting method for the Kai Hong joint venture from an equity method at December 31, 1995 (which resulted in a single line item "Investment in Joint Venture" of $1.8 million) to a full consolidation presentation, when the Kai Hong agreement was changed from a compensation trade agreement to a joint venture effective March 18, 1996.

                 The Company's total working capital increased 6.3% to $14.1 million as of June 30, 1996 from $13.3 million as of December 31, 1995, and Company believes that its working capital position will be sufficient for its requirements for the foreseeable future.

                 As of June 30, 1996, the Company has no material plans or commitments for capital expenditures other than disclosed in the Kai Hong and FabTech agreements previously mentioned. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its credit and financial position will provide sufficient access to funds should an appropriate investment opportunity arise and, thereby, assist the Company in improving customer satisfaction and in maintaining or increasing product market penetration. The Company's debt to equity ratio increased to 0.99 at June 30, 1996 from 0.78 at December 31, 1995. The Company anticipates this ratio may increase as the Company continues to use its credit facilities to fund additional sourcing opportunities.



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

                 There are many factors that could cause the events in such forward looking statements to not occur, including, but not limited to, general or specific economic conditions, the ability and willingness of the Company's customers to purchase products provided by the Company, the perceived absolute or relative overall value of these products by the purchasers, including the features, quality, and price in comparison to other competitive products, the level of availability of products and substitutes, the ability and willingness of purchasers to acquire new or advanced products, pricing, purchasing, financing, operational, advertising and promotional decisions by intermediaries in the distribution channels which could affect the supply of or end-user demands for the Company's products, the amount and rate of growth and the Company's selling, general and administrative expenses, difficulties in obtaining materials, supplies and equipment, difficulties delays in the development, production, testing and marketing of products, including, but not limited to, failure to ship new products and technologies when anticipated, the failure of customers to accept these products or technologies when planned, and defects in products, any failure of economies to develop when planned, the acquisition of fixed assets and other assets, including inventories and receivables, the making or incurring of any expenditures, the effects of and changes in trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations and social and economic conditions, such as trade restriction or prohibition, inflation and monetary fluctuation, import and other charges or taxes, the ability or inability of the Company to obtain or hedge against foreign currency, foreign exchange rates and fluctuations in those rates, adaptations of new, or changes in, accounting policies and practices, in the application of such policies and practices, the effects of changes within the Company's organization, and activities of parties with which the Company has an agreement or understanding, including any issues affecting any investment or joint venture in which the Company has an investment, and the amount, and the cost of financing which the Company has, and any changes to that financing.

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


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 The Company submitted to a vote of its security holders at an annual meeting of shareholders on June 14, 1996 for the election of members of the Board of Directors. The directors were each elected to serve until the 1997 annual meeting or until their successors are elected and have qualified. The results of the tabulation for each nominee for director of the Company is as follows:

               Michael R. Giordano,                              For:                      4,702,041
               Director                                          Withheld:                    28,030

               David Lin,                                        For:                      4,702,541
               Director                                          Withheld:                    27,530

               M.K. Lu,                                          For:                      4,701,541
               Director                                          Withheld:                    28,530

               Shing Mao,                                        For:                      4,701,841
               Director                                          Withheld:                    28,230

               Michael A. Rosenberg,                             For:                      4,701,341
               Director                                          Withheld:                    28,730

               Leonard M. Silverman,                             For:                      4,701,341
               Director                                          Withheld:                    28,730

               Raymond Soong, Director                           For:                      4,702,841
                                                                 Withheld:                    27,230

         ITEM 5.  OTHER INFORMATION

                 There are no matters to be reported under this heading.



         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

                      Exhibit 10.18 - Quality Assurance Consulting Agreement
                                      between LPSC and Shanghai Kai Hong
                                      Electronics Company, Ltd.

                      Exhibit 10.19 - Loan Agreement between the Company and
                                      Union Bank of California

                      Exhibit 11    - Computation of Earnings Per Share

                      Exhibit 27    - Financial Data Schedule


               (b) Reports on Form 8-K

                 None

                                   SIGNATURE


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIODES INCORPORATED (Registrant)



/s/ Joseph Liu                                                  August 5, 1996
- -------------------------------
JOSEPH LIU
Vice President, Secretary
and Chief Financial Officer
(Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT - 10.18  Quality Assurance Consulting Agreement
                 between LPSC and Shanghai Kai Hong Electronics
                 Company, Ltd.                                           Page 22

EXHIBIT - 10.19  Loan Agreement between the Company and Union
                 Bank of California                                      Page 27


EXHIBIT - 11     Computation Of Earnings Per Share
                 for the three months and six months ended
                 June 30, 1996 and June 30, 1995                         Page 77

EXHIBIT - 27     Financial Data Schedule                                 Page 78