Form 10-Q
period 1996-09-30
DIODES INC /DEL/
filed 1996-11-14
CIK 29002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                       or
          [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to ________.

                        COMMISSION FILE NUMBER:  1-5740

                              DIODES INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                       95-2039518
    ---------------------------------                      --------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)

        3050 EAST HILLCREST DRIVE
       WESTLAKE VILLAGE, CALIFORNIA                                91362
----------------------------------------                        -----------
(Address of principal executive offices)                         (Zip Code)


      Registrant's telephone number, including area code:  (805) 446-4800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No
                                               -----       -----

The number of shares of the registrant's Common Stock outstanding as of November 7, 1996, was 5,675,794 including 717,115 shares of treasury stock.


                    THIS REPORT INCLUDES A TOTAL OF 23 PAGES
                        THE EXHIBIT INDEX IS ON PAGE 21

                              DIODES INCORPORATED

                                     INDEX


                                                                                                        Page
                                                                                                        ----

PART I - FINANCIAL INFORMATION

                Item 1 -      Consolidated Condensed Financial Statements

                              Consolidated Condensed Balance Sheets at September 30, 1996 and
                              December 31, 1995                                                        3-4

                              Consolidated Condensed Statements of Income for the three months and
                              nine months ended September 30, 1996 and September 30, 1995              5

                              Consolidated Condensed Statements of Cash Flows for the nine months
                              ended September 30, 1996 and September 30, 1995                          6

                              Notes to Consolidated Condensed Financial Statements                     7

                Item 2 -      Management's Discussion and Analysis of Financial Condition and
                              Results of Operations for the three months and nine months ended
                              September 30, 1996 and September 30, 1995                                8-18

PART II - OTHER INFORMATION

                Items 1 through 6                                                                      19

                Signature                                                                              20

                Index to Exhibits                                                                      21

                         PART I - FINANCIAL INFORMATION
              ITEM 1 - CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS

                                                                           SEPTEMBER 30,           DECEMBER 31,
                                                                               1996                    1995
                                                                           -------------           ------------
                                                                            (UNAUDITED)

CURRENT ASSETS
    Cash                                                                    S1,464,000                $478,000
    Accounts receivable
         Customers                                                           9,630,000               7,794,000
         Related party and other                                               331,000                 427,000
                                                                            ----------               ---------
                                                                             9,961,000               8,221,000
         Less allowance for doubtful receivables                               238,000                 177,000
                                                                            ----------               ---------
                                                                             9,723,000               8,044,000

    Inventories                                                             14,041,000              16,295,000

    Deferred income taxes                                                      893,000                 893,000
    Prepaid expenses and other                                                 875,000                 173,000
                                                                            ----------              ----------
    Total current assets                                                    26,996,000              25,883,000

PROPERTY, PLANT, AND EQUIPMENT - at cost, net                                4,635,000               1,527,000
                                                                            ----------              ----------
INVESTMENT IN JOINT VENTURE                                                         --               1,878,000

OTHER ASSETS
    Advances to affiliated entity                                            2,587,000                      --
    Other assets                                                               883,000                  75,000
                                                                           -----------             -----------
TOTAL ASSETS                                                               $35,101,000             $29,363,000
                                                                           ===========             ===========





                             See accompanying notes

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           SEPTEMBER 30,           DECEMBER 31,
                                                                               1996                    1995
                                                                           -------------           ------------
                                                                            (UNAUDITED)

CURRENT LIABILITIES
    Notes payable                                                            $3,000,000              $3,916,000
    Accounts payable                                                          3,278,000               6,075,000
    Accrued liabilities                                                       3,672,000               1,954,000
    Income taxes payable                                                        112,000                 637,000
    Current portion of long-term debt                                            37,000                  38,000
                                                                             ----------              ----------
                 Total current liabilities                                   10,099,000              12,620,000

LONG-TERM OBLIGATION, less current maturities                                 5,215,000                 244,000

MINORITY INTEREST IN JOINT VENTURE                                            1,130,000                      --

STOCKHOLDERS' EQUITY
    Class A convertible preferred stock - par value $1 per
         share; 1,000,000 shares authorized; no shares
         issued and outstanding                                                      --                      --
    Common stock - par value $0.66 2/3 per share;
         9,000,000 shares authorized; 5,675,794 and 5,675,619
         shares issued and outstanding at September 30, 1996
         and, December 31, 1996, respectively.                                3,784,000               3,784,000
    Additional paid-in capital                                                5,768,000               5,768,000
    Retained earnings                                                        10,887,000               8,729,000
                                                                             ----------              ----------
                                                                             20,439,000              18,281,000
         Less:  Treasury stock - 717,115 common shares, at cost               1,782,000               1,782,000
                                                                             ----------              ----------
                 Total stockholders' equity                                  18,657,000              16,499,000
                                                                            -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $35,101,000             $29,363,000
                                                                            ===========             ===========






                             See accompanying notes

                      DIODES INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                            THREE MONTHS ENDED                             NINE MONTHS ENDED
                                               SEPTEMBER 30,                                  SEPTEMBER 30,
                                     ----------------------------------            -----------------------------------
                                          1996                   1995                    1996                 1995
                                          ----                   ----                    ----                 ----
Net sales                            $14,394,000            $15,356,000             $41,050,000            $44,134,000
Cost of goods sold                    10,893,000             10,924,000              30,381,000             31,621,000
                                     -----------            -----------             -----------            -----------
    Gross profit                        3,501,000             4,432,000              10,669,000             12,513,000

Selling, general and
administrative expenses                 2,388,000             2,483,000               7,397,000              7,363,000
                                     ------------           -----------             -----------            ------------
    Income from operations              1,113,000             1,949,000               3,272,000              5,150,000

Other income (expense)
    Interest income                        55,000                 3,000                 144,000                 22,000
    Interest expense                     (149,000)              (76,000)               (421,000)              (120,000)
    Commissions and other                  88,000               190,000                 265,000                388,000
    Minority interest in joint
      venture                              71,000                    --                  83,000                     --
                                     ------------           -----------             -----------            -----------
                                           65,000               117,000                  71,000                290,000

Income before income taxes              1,178,000             2,066,000               3,343,000              5,440,000
Provision for income taxes                423,000               805,000               1,185,000              2,074,000
                                     ------------           -----------             -----------            -----------
Net income                           $    755,000           $ 1,261,000             $ 2,158,000            $ 3,366,000
                                     ============           ===========             ===========            ===========
Earnings per share
    Primary                          $       0.14           $      0.24             $      0.40            $      0.65
    Fully-diluted                    $       0.14           $      0.24             $      0.40            $      0.64
                                     ============           ===========             ===========            ===========

Weighted average shares outstanding
    Primary                             5,235,179             5,276,127               5,390,866              5,206,042
    Fully-diluted                       5,293,366             5,276,127               5,390,866              5,255,624
                                     ============           ===========             ===========            ===========





                             See accompanying notes

                      DIODES INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                      ----------------------------------
                                                                          1996                    1995
                                                                          ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                        $ 2,158,000            $ 3,366,000
    Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
         Depreciation and amortization                                    224,000                238,000
         Increase in allowance for doubtful accounts                       61,000                 34,000
         Gain on sale of property, plant and equipment, net                    --                (73,000)
    (Increase) decrease in operating assets:
         Accounts receivable                                           (1,740,000)            (3,795,000)
         Inventories                                                    2,254,000             (5,256,000)
         Prepaid taxes, expenses and other                               (702,000)              (652,000)
    (Decrease) increase in operating liabilities:
         Accounts payable                                              (2,797,000)               344,000
         Accrued liabilities                                            1,718,000              1,064,000
         Income taxes payable                                            (525,000)              (231,000)
         Deferred compensation payable                                         --                (14,000)
         Minority interest in joint venture earnings                      (83,000)                    --
                                                                     ------------             ----------
             Net cash provided (used) by operations                       568,000             (4,975,000)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                          (1,454,000)              (289,000)
    Proceeds from sale of equipment                                            --                147,000
    Acquisition of other assets                                          (808,000)                    --
    Advances to affiliates                                             (2,587,000)
    Minority interest contribution to joint venture                     1,213,000                     --
                                                                     ------------             ----------
             Net cash provided (used) by investing activities          (3,636,000)              (142,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances (payments) on line of credit, net                           (917,000)             3,551,000
    Proceeds from issuance of stock                                            --                344,000
    Proceeds from (repayments of) long-term obligations                 4,971,000                (39,000)
                                                                     ------------             ----------
             Net cash provided (used) by financing activities           4,054,000              3,856,000

INCREASE (DECREASE) IN CASH                                          $    986,000            $(1,261,000)

CASH AT BEGINNING OF PERIOD                                          $    478,000           $  1,733,000
                                                                     ------------           ------------
CASH AT END OF PERIOD                                                $  1,464,000           $    472,000
                                                                     ============           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Non-Cash Investing Activities
         Conversion of joint venture investment to plant and
         equipment                                                   $  1,878,000           $       --
                                                                     ============           ============


                             See accompanying notes

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

NOTE B - INCOME TAXES

         Income taxes are accounted for using an asset and liability method. This method requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss carryforwards. Additionally, this method requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

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

         FINANCIAL CONDITION

         Net sales for the three months and nine months ended September 30, 1996 were, $14.4 million and $41.1 million, respectively, representing decreases of approximately 6.3% and 7.0%, respectively, compared to the same periods in 1995. Primary earnings per share were $0.14 and $0.40 for the three months and nine months ended September 30, 1996, representing decreases of 41.7% and 38.5%, respectively, compared to the same periods in 1995. Although net sales and earnings were below that of last year, they showed considerable improvement over the immediately preceding quarter as earnings per share increased 27.3% on a 7.0% increase in net sales. Price erosion due to continuing excess inventories throughout the industry adversely affected the Company's net sales and gross margins in the third quarter of 1996. Gross profit margins for the three and nine months ended September 30, 1996 were 24.3% and 26.0%, respectively versus 28.9% and 28.4% in the comparable periods in 1995, primarily due to industry-wide pricing pressures. With decreased sales and competitive pricing, there can be no assurance that the Company will be able to maintain these gross profit margins.

         The Semiconductor Industry Association has reported that book-to-bill ratios (the dollar value of new orders scheduled versus the dollar value of orders shipped) throughout the industry fell in early 1996, reaching a nine year low in March. In the third quarter of 1996, the Company continued to experience a decrease in orders compared to the same period last year, primarily due to a slow down in the personal computer and related industries. Although the industry book-to-bill ratio is recovering somewhat, there can be no assurance that such recovery will continue or be maintained. However, based upon higher than forecasted October 1996 net sales, and provided industry conditions continue to improve, the Company is cautiously optimistic that it will continue to see improvements in net sales.

         Selling, general and administrative expenses ("SG&A") for the three and nine months ended September 30, 1996, as a percentage of net sales, was 16.6% and 18.0%, respectively, versus 16.2% and 16.7% for the comparable periods last year, and 19.0% and 18.8% for the comparable periods last quarter, respectively. Planned increases in SG&A accounted for the majority of the increase including three items in particular: (i) higher promotional expenses for a new product line of leading-technology surface-mount (SO-8) power MOSFETs; (ii) additional operating costs associated with the Company's controlling interest in Kai Hong, a previously-announced investment on mainland China for the manufacture of SOT-23 related parts; and (iii) ongoing costs associated with the Company's goal of achieving ISO 9002 certification. The ISO 9002 certification includes a subcontractor qualification program and is designed to maximize product quality, enhance customer service, and strengthen the Company's image in the marketplace.

         The Company has been successful in controlling total inventory and overhead expenses, which have been reduced by 13.8% since the beginning of the year, and 6.4% since last quarter, respectively.

         The Company has used approximately $3.3 million ($2.8 million as equity contribution and $500,000 as a short-term loan) of its credit line to fund equity contribution for the previously announced Kai Hong joint venture. The Kai Hong facility is operational, has begun shipping product, and the first phase is expected to be at full capacity in the fourth quarter of 1996. The Company's third quarter and year-to-date net interest expense increased $21,000 and $179,000, respectively, from the comparable periods last year.

         In accordance with generally accepted accounting principles, the Company has accounted for this majority owned joint venture on a consolidated basis. During the first half of 1996, the Kai Hong joint venture has capitalized pre-operating and start-up costs of approximately $755,000 which are classified in the consolidated balance sheet as "Other assets".

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         The following table sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                 PERCENT OF NET SALES                   PERCENTAGE DOLLAR
                                            THREE MONTHS ENDED SEPTEMBER 30,            INCREASE (DECREASE)
                                            --------------------------------            -------------------
                                                 1996              1995                     '95 TO '96
                                                 ----              ----                     ----------
Net sales                                        100.0%            100.0%                      (6.3)%
Cost of goods sold                              (75.7)             (71.1)                      (0.3)
                                                -----              -----                      -----
Gross profit                                     24.3               28.9                      (21.0)
Operating expenses                              (16.6)             (16.2)                      (3.8)
                                                 -----              -----                      -----
Income from operations                            7.7               12.7                      (42.9)
Interest expense, net                            (0.6)              (0.5)                      28.8

Other income and
  Minority interest                               1.1                1.3                      (16.3)
                                                -----              -----                      -----
Income before taxes                               8.2               13.5                      (43.0)

Income taxes                                      3.0                5.3                      (47.5)
                                                -----              -----                      -----
Net income                                        5.2                8.2                      (40.1)
                                                =====              =====                      =====

         The following discussion explains in greater detail the consolidated operating results and financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.



                                                                      1996                  1995
                                                                      ----                  ----
                 NET SALES                                        $ 14,394,000          $ 15,356,000

         The Company's $962,000 or 6.3% decrease in net sales for the three months ended September 30, 1996, compared to the three months ended September 30, 1995, was primarily attributed to price erosion due to continuing excess inventories throughout the industry. The Semiconductor Industry Association has reported that book-to-bill ratios throughout the industry fell in early 1996, reaching a nine year low in March. In the fourth quarter of 1995, the Company experienced a slowing of orders, primarily due to a slow down in the personal computer and related industries. Although the industry book-to-bill ratio is recovering somewhat, there can be no assurance that such recovery will continue or be maintained. However, based upon higher than forecasted October 1996 net sales, and provided industry conditions continue to improve, the Company is cautiously optimistic that it will continue to see improvements in net sales.

                                                                      1996                  1995
                                                                      ----                  ----
                 GROSS PROFIT                                     $ 3,501,000            $ 4,432,000
                 GROSS PROFIT MARGIN PERCENTAGE                      24.3%                  28.9%

         The Company's gross profit for the three months ended September 30, 1996 decreased approximately $931,000 or 21.0%. This decrease was primarily due to the 6.3% decrease in net sales and industry-wide pricing pressures, as well as to inventory reserves recorded by the Company. As a percentage of net sales, the Company's gross profit decreased to 24.3% from 28.9% for the comparable periods in 1995, primarily due to industry-wide pricing pressures.

                                                                      1996                  1995
                                                                      ----                  ----
                 SG&A                                             $ 2,388,000            $ 2,483,000

         The Company's SG&A for the three months ended September 30, 1996 decreased approximately 3.8% compared to the same period last year. This $95,000 decrease was primarily attributable to cost controls, partly offset by planned increases in SG&A including three items in particular: (i) higher promotional expenses for a new product line of leading-technology surface-mount (SO-8) power MOSFETs; (ii) additional operating costs associated with the Company's controlling interest in Kai Hong, a previously-announced investment on mainland China for the manufacture of SOT-23 type products; and (iii) ongoing costs associated with the Company's goal of achieving ISO 9002. ISO 9002 certification includes a subcontractor qualification program and is designed to maximize product quality, enhance customer service, and strengthen the Company's image in the marketplace.

         SG&A as a percentage of net sales increased from 16.2% for the three months ended September 30, 1995 to 16.6% in the comparable period in 1996. The Company continues to manage SG&A by implementing cost controls, but believes that the industry-wide slowdown is temporary and thus will continue to implement its plan for future growth.

                                                                      1996                  1995
                                                                      ----                  ----
                 INCOME FROM OPERATIONS                           $ 1,113,000            $ 1,949,000

         The Company's fiscal 1996 comparative decrease in income from operations of approximately $836,000, or 42.9%, is primarily the net result of the Company's 6.3% decrease in net sales, 21.0% decrease in gross profit, and
0.4 percentage point increase in SG&A as a percentage of net sales.

                                                                      1996                  1995
                                                                      ----                  ----
                 INTEREST INCOME                                   $  55,000              $  3,000
                 INTEREST EXPENSE                                  $ 149,000              $ 76,000

         The Company's interest income for the three months ended September 30, 1996 increased approximately $52,000 compared to the same period last year as the Company is advancing funds to FabTech and Kai Hong. The interest income is primarily the interest charged to FabTech under the Company's loan agreement. The Company's interest expense for 1996 increased $73,000 or 96.1%, primarily as a result of an increase in the Company's usage of its credit facility to finance additional agreements, primarily FabTech and Kai Hong.

                                                                      1996                  1995
                                                                      ----                  ----
                 OTHER INCOME AND
                 MINORITY INTEREST IN JOINT VENTURE                $ 159,000             $ 190,000

         The Company's other income for the three months ended September 30, 1996 decreased approximately $31,000 or 16.3% primarily as a result of a 53.7% decrease in commissions earned by the Company's Taiwan subsidiary on drop shipment sales in Asia as well as the discontinuation of commissions from ITT.

         The minority interest in joint venture represents the Company's 70% controlling interest in the Kai Hong joint venture. All of the Kai Hong joint venture earnings are consolidated within the Company's financial statements. The $71,000 represents the minority investor's share of the joint venture loss.


                                                                      1996                    1995
                                                                      ----                    ----
                 NET INCOME                                         $ 755,000             $ 1,261,000
                 PRIMARY EARNINGS PER SHARE                           $ 0.14                 $ 0.24

         The Company's net income for the three months ended September 30, 1996 decreased 40.1% or approximately $506,000 compared to the same period in 1995. Primary earnings per share decreased approximately 41.7% for the three months ended September 30, 1996, compared to the three months ended September 30, 1995. Decreases in both net income and earnings per share are primarily attributable to a 6.3% decrease in net sales, a 0.4 percentage point decrease in SG&A as a percentage of net sales, combined with a $21,000 increase in net interest expense.



         RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

         The following table sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                   PERCENT OF NET SALES                  PERCENTAGE DOLLAR
                                              NINE MONTHS ENDED SEPTEMBER 30,           INCREASE (DECREASE)
                                              -------------------------------           -------------------
                                                 1996               1995                    '95 TO '96
                                                 ----               ----                    -----------
Net sales                                       100.0%             100.0%                      (7.0)%
Cost of goods sold                              (74.0)             (71.6)                      (3.9)
                                                -----              -----                      -----
Gross profit                                     26.0               28.4                      (14.7)
Operating expenses                              (18.0)             (16.7)                       0.5
                                                -----              -----                      -----
Income from operations                            8.0               11.7                      (36.5)
Interest expense, net                            (0.7)              (0.2)                     182.7

Minority interest and
  Other income                                    0.8                0.8                      (10.3)
                                                -----              -----                      -----
Income before taxes                               8.1               12.3                      (38.5)

Income taxes                                      2.8                4.7                      (42.9)
                                                -----              -----                      -----
Net income                                        5.3                7.6                      (35.9)
                                                =====              =====                      =====



         The following discussion explains in greater detail the consolidated operating results and financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                                                      1996                  1995
                                                                      ----                  ----
                 NET SALES                                        $ 41,050,000          $ 44,134,000

         The Company's 7.0% decrease in net sales for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995, was primarily attributed to a decline in customer demand resulting in a decrease in the number of units shipped, as well as price erosion, both due to continuing excess inventories throughout the industry. Although the industry book-to-bill ratio is recovering somewhat, there can be no assurance that such recovery will continue or be maintained. However, based upon higher than forecasted October 1996 net sales, and provided industry conditions continue to improve, the Company is cautiously optimistic that it will continue to see improvements in net sales.

                                                                        1996                  1995
                                                                        ----                  ----
                 GROSS PROFIT                                       $ 10,669,000          $ 12,513,000
                 GROSS PROFIT MARGIN PERCENTAGE                         26.0%                 28.4%

         The Company's gross profit for the nine months ended September 30, 1996 decreased approximately $1.8 million or 14.7%. This decrease was primarily due to the 7.0% decrease in net sales as well as industry-wide pricing pressures, and inventory reserves recorded by the Company. As a percentage of net sales, the Company's gross profit decreased to 26.0% from 28.4% for the comparable period in 1995, primarily due to industry-wide pricing pressures.

                                                                      1996                  1995
                                                                      ----                  ----
                 SG&A                                             $  7,397,000          $  7,363,000

         The Company's SG&A for the nine months ended September 30, 1996 increased approximately 0.5% compared to the same period last year. This $130,000 increase was primarily attributable to planned increases in SG&A including three items in particular: (i) higher promotional expenses for a new product line of leading-technology surface-mount (SO-8) power MOSFETs; (ii) additional operating costs associated with the Company's controlling interest in Kai Hong, a previously-announced investment on mainland China for the manufacture of SOT-23s; and (iii) ongoing costs associated with the Company's goal of achieving ISO 9002 certification by year-end, partly offset by cost controls. ISO 9002 certification includes a subcontractor qualification program and is designed to improve product quality, enhance customer service, and strengthen the Company's image in the marketplace.

         The total SG&A as a percentage of net sales increased from 16.7% in 1995, to 18.0% in 1996. The Company continues to manage SG&A by implementing cost controls, but believes that the industry-wide slowdown is temporary and thus will continue to implement its plan for future growth.

                                                                      1996                  1995
                                                                      ----                  ----
                 INCOME FROM OPERATIONS                           $  3,272,000          $  5,150,000

         The Company's fiscal 1996 comparative decrease in income from operations of approximately $1.9 million or 36.5%, is primarily the net result of the Company's 7.0% decrease in net sales, a 14.7% decrease in gross profit and 1.3 percentage point increase in SG&A as a percentage of net sales.

                                                                      1996                  1995
                                                                      ----                  ----
                 INTEREST INCOME                                   $  144,000             $  22,000
                 INTEREST EXPENSE                                  $  421,000             $ 120,000

         The Company's interest income for the nine months ended September 30, 1996, increased approximately $122,000 compared to the same period last year as the Company is advancing funds to FabTech and Kai Hong. The interest income is primarily the interest charged to FabTech under the Company's loan agreement. The Company's interest expense for 1996 increased $301,000, primarily as a result of an increase in the Company's usage of its credit facility to finance additional agreements, primarily FabTech and Kai Hong.

                                                                       1996                 1995
                                                                       ----                 ----
                 OTHER INCOME AND
                 MINORITY INTEREST IN JOINT VENTURE                $  348,000           $  388,000

         The Company's other income for the nine months ended September 30, 1996 decreased approximately $40,000 or 10.3% primarily as a result of a 31.7% decrease in commissions earned by the Company's Taiwan subsidiary on drop shipment sales in Asia as well as the discontinuation of commissions from ITT.

         The minority interest in joint venture represents the Company's 70% controlling interest in the Kai Hong joint venture. All of the Kai Hong joint venture earnings are consolidated within the Company's financial statements. The $83,000 represents the minority investor's share of the joint venture loss.

                                                                      1996                  1995
                                                                      ----                  ----
                 NET INCOME                                       $  2,158,000          $  3,366,000
                 PRIMARY EARNINGS PER SHARE                         $  0.40                $  0.65

         The Company's net income for the nine months ended September 30, 1996 decreased 35.9% or approximately $1.2 million compared to the same period in 1995. Primary earnings per share decreased approximately 38.5% for the nine months ended September 30, 1996, compared to the same period in 1995. Decreases in both net income and earnings per share are primarily attributable to a 7.0% decrease in net sales, a 1.3 percentage point increase in SG&A as a percentage of net sales, combined with a $179,000 increase in net interest expense.




         LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for the nine months ended September 30, 1996 was $568,000 compared to cash used by operating activities of $5.0 million for the comparable period in 1995. The primary sources of cash flows for the nine months ended September 30, 1996 was a $2.2 million net income and an inventory reduction of $2.3 million, while the primary use was a $1.1 million net decrease in accounts payable and accrued liabilities.

         Accounts receivable increased 20.9% as the Company has experienced a slight slowing trend in cash receipts in both U.S. and overseas operations.
The Company, through refined customer service has, in some cases, extended terms to assist customers. The Company's inventories have decreased 13.8% as the Company's continues its commitment to provide timely delivery of product to customers while controlling inventory levels.

         The ratio of the Company's current assets to current liabilities on September 30, 1996, was 2.7 to 1 compared to a ratio of 2.1 to 1 as of December 31, 1995.

         Cash used by investing activities was $3.6 million for the nine months ended September 30, 1996, compared to $142,000 in 1995. The Company has provided approximately $3.3 million ($2.8 million as equity contribution and $500,000 as a short-term loan) to Kai Hong - for the construction of a new facility for the manufacture of SOT-23 related parts; and loaned approximately $2.6 million to FabTech - to be used in upgrading, reconfiguring, and starting up operations at an existing wafer fabrication facility. The Company has a 70% interest in the Kai Hong joint venture, is responsible for production and management, and currently receives 100% of the production. Additional capital contributions will be made in several phases over three years. Both alliances are indicative of the Company's desire to participate in the sourcing of advanced-technology discrete components, and to enhance its ability to procure products in a timely fashion and at reasonable cost.

         Cash provided by financing activities was $4.1 million as of September 30, 1996, compared to $3.9 million in 1995. Long-term obligations increased from $244,000 at December 31, 1995 to $5.2 million as of September 30, 1996. The Company used its credit facility to fund the advances to FabTech and Kai Hong as well as for working capital.

         In August 1996, the Company entered into a banking agreement with Union Bank of California who will provide a credit facility of $23 million. The credit facility, will be used for working capital, financing for the Kai Hong joint venture, as well as for future growth. As collateral security, the Company has granted to the lender a lien in all of its property, other than real property. The Company is subject to certain restrictive covenants, including, but not limited to, prohibitions on certain mergers or sales of assets, restrictions as to incurring additional liens or indebtedness, limitations on certain capital expenditures in excess of $1.0 million, restrictions on the making of loans, guarantees, investments and advances, and restrictions on the retirement of the Company's stock. The credit agreement was filed with the Company's second quarter 1996 Form 10-Q.

         The Company anticipates it will continue to utilize such credit facility to support its operations. The Company believes that the continued availability of this credit facility and internally generated funds will be sufficient to meet the Company's currently foreseeable operating cash requirements. The Company's cash balance at September 30, 1996 increased $986,000 compared to the December 31, 1995 balance.

         Property, plant and equipment increased approximately $3.1 million since December 31, 1995 primarily due to property, plant, equipment and machinery at the Kai Hong facility.

         The Company changed the accounting method for the Kai Hong joint venture from an equity method at December 31, 1995 (which resulted in a single line item "Investment in Joint Venture" of $1.8 million) to a full consolidation presentation, when the Kai Hong agreement was changed from a compensation trade agreement to a joint venture effective March 18, 1996.

         The Company's total working capital increased 27.1% to $16.9 million as of September 30, 1996 from $13.3 million as of December 31, 1995, and Company believes that its working capital position will be sufficient for its requirements for the foreseeable future.

         As of September 30, 1996, the Company has no material plans or commitments for capital expenditures other than disclosed in the Kai Hong and FabTech agreements previously mentioned. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its credit and financial position will provide sufficient access to funds should an appropriate investment opportunity arise and, thereby, assist the Company in improving customer satisfaction and in maintaining or increasing product market penetration.

         The Company's debt to equity ratio increased to 0.88 at September 30, 1996 from 0.78 at December 31, 1995. The Company anticipates this ratio may increase as the Company continues to use its credit facilities to fund additional sourcing opportunities.

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

         There are many factors that could cause the events in such forward looking statements to not occur, including, but not limited to, general or specific economic conditions, the ability and willingness of the Company's customers to purchase products provided by the Company, the perceived absolute or relative overall value of these products by the purchasers, including the features, quality, and price in comparison to other competitive products, the level of availability of products and substitutes, the ability and willingness of purchasers to acquire new or advanced products, pricing, purchasing, financing, operational, advertising and promotional decisions by intermediaries in the distribution channels which could affect the supply of or end-user demands for the Company's products, the amount and rate of growth and the Company's selling, general and administrative expenses, difficulties in obtaining materials, supplies and equipment, difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, failure to ship new products and technologies when anticipated, the failure of customers to accept these products or technologies when planned, and defects in products, any failure of economies to develop when planned, the acquisition of fixed assets and other assets, including inventories and receivables, the making or incurring of any expenditures, the effects of and changes in trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations and social and economic conditions, such as trade restriction or prohibition, inflation and monetary fluctuation, import and other charges or taxes, the ability or inability of the Company to obtain or hedge against foreign currency, foreign exchange rates and fluctuations in those rates, adaptations of new, or changes in, accounting policies and practices, in the application of such policies and practices, the effects of changes within the Company's organization, and activities of parties with which the Company has an agreement or understanding, including any issues affecting any investment or joint venture in which the Company has an investment, and the amount, and the cost of financing which the Company has, and any changes to that financing.

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


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits

                          Exhibit 11 -     Computation of Earnings Per Share
                                           for the three months and nine months
                                           ended September 30, 1996 and
                                           September 30, 1995

                          Exhibit 27 -     Financial Data Schedule

                 (b) Reports on Form 8-K

                          None

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIODES INCORPORATED (Registrant)



/s/ Joseph Liu                                                November 7, 1996
---------------------------------------------
JOSEPH LIU
Vice President,
Chief Financial Officer
and Secretary
(Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT - 11     Computation of Earnings Per Share
                 for the three months and nine months ended
                 September 30, 1996 and September 30, 1995                   Page 22


EXHIBIT - 27     Financial Data Schedule                                     Page 23