Form 10-K405
period 1996-12-31
DIODES INC /DEL/
filed 1997-03-31
CIK 29002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from _______ to ________.
                         COMMISSION FILE NUMBER: 1-5740

                               DIODES INCORPORATED
             (Exact name of registrant as specified in its charter)

                DELAWARE                                        95-2039518
            (State or other                                  (I.R.S. Employer
            jurisdiction of
            incorporation or                                  Identification
             organization)                                        Number)

      3050 EAST HILLCREST DRIVE
     WESTLAKE VILLAGE, CALIFORNIA                                 91362
   (Address of principal executive                              (Zip Code)
               offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the 2,573,919 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the American Stock Exchange on March 21, 1997 of $7.50 per share, was approximately $19,304,392.

The number of shares of the registrant's Common Stock outstanding as of March 21, 1997, was 5,675,794 including 717,115 shares of treasury stock.



                    THIS REPORT INCLUDES A TOTAL OF 63 PAGES
                        THE EXHIBIT INDEX IS ON PAGE 51

                               DIODES INCORPORATED

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I.....................................................................  2

          Item 1.       Business ..........................................  2
          Item 2.       Properties ........................................  8
          Item 3.       Legal Proceedings .................................  9
          Item 4.       Submission of Matters to a Vote of Security Holders  9

PART II ...................................................................  9
          Item 5.       Market for Registrant's Common Equity and Related
                        Stockholder Matters................................  9
          Item 6.       Selected Financial Data............................ 10
          Item 7.       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations ..... 11
          Item 8.       Financial Statements and Supplementary Data........ 17
          Item 9.       Changes In and Disagreements With Accountants on
                        Accounting and Financial Disclosure................ 17
PART III .................................................................. 17
          Item 10.      Directors and Executive Officers of the Registrant. 17
          Item 11.      Executive Compensation............................. 21
          Item 12.      Security Ownership of Certain Beneficial Owners
                        and Management..................................... 25
          Item 13.      Certain Relationships and Related Transactions .... 28
PART IV ................................................................... 30
          Item 14.      Exhibits, Financial Statement Schedules, and
                        Reports on Form 8-K................................ 30

Cautionary Statement for Purposes of the "Safe Harbor" Provision of the
Private Securities Litigation Reform Act of 1995........................... 49

SIGNATURES................................................................. 50

INDEX TO EXHIBITS.......................................................... 51

                                     PART I


ITEM 1.     BUSINESS


         BUSINESS DEVELOPMENT

                  Diodes Incorporated (the "Company") was formed in 1959 under the laws of Delaware. The Company is engaged in the manufacture, sale, and distribution of discrete semiconductors worldwide, primarily to manufacturers of automotive, computer and telecommunication products and to distributors of electronic components. In addition to the Company's corporate headquarters and marketing facility in Westlake Village, California, and the joint venture manufacturing facility in Shanghai, China, the Company's wholly-owned subsidiary, Diodes Incorporated Taiwan Company, Ltd. ("Diodes-Taiwan"), maintains an engineering, manufacturing, purchasing, and sales facility in Taipei, Taiwan.

                  The Company, following a restructuring in 1990, has grown rapidly as a supplier of discrete semiconductors. In 1990, the Company installed new management and raised additional capital from the private sale of 1,000,000 shares of the Company's Common Stock to Silitek Corporation ("Silitek"), a Taiwanese company engaged in the manufacture and sale of electronic components and equipment, including semiconductor rectifiers. After a further purchase of the Company's stock, Silitek transferred such Common Stock ownership interest in 1991 to Lite-On Power Semiconductor Corporation ("LPSC"), a wholly-owned, Taiwanese subsidiary of Silitek. LPSC continues to be a major shareholder of the Company, owning 1,995,093 shares of the Company's Common Stock, or 40.2% of the total shares outstanding of the Company's Common Stock as of December 31, 1996.

                  The Company's substantial increase in net sales from $14.7 million in 1991 to $56.0 million 1996, can be attributed primarily to the Company's continued efforts to improve the level of sales and customer support by strengthening its sales and marketing departments, focusing on a more pro-active selling philosophy, and improving the level of communication, cooperation, planning and control within the Company, as well as to increased industry demand for the Company's products.

                  The Company is engaged in an ongoing program to develop strategic alliances under terms that will provide the Company access to the products its customers need.

                  Four alliances, in particular, are part of this effort:

1. A marketing agreement with LPSC that provides customers with access to additional high-quality components, further strengthening the Company's relationship with LPSC. The Company is now the exclusive reseller (with the exception of a few house accounts) for LPSC in North America.

2. A joint venture with Shanghai Kai Hong Electronics Co., Ltd. ("Kai Hong") that gives the Company additional SOT-23 capacity. The Company provided Kai Hong with capital for the construction of a new facility, primarily for the manufacture of high quality SOT-23 products. See "Item 1. Business - New Developments."

3. A marketing agreement with Intermetall, Halbleiterwerk der Deutsche, ITT Industries GmbH ("ITT") of Freiburg, Germany, to distribute ITT's complete line of discrete semiconductors in North America, including Canada and Mexico. Under this agreement, the Company is the exclusive marketing channel for these products in North America.

4. An agreement with FabTech, Inc. ("FabTech"), a wholly-owned subsidiary of LPSC, whereby the Company will gain a new supply of processed wafers for its Diodes-Taiwan and Kai Hong facilities used in the manufacture of various types of discrete semiconductors. See "Item 1. Business -- New Developments".

                  These alliances are part of the Company's long-term strategic plan to expand its product line and secure reliable product sourcing for products that its customers need, while maintaining profitability.

                  In August 1996, the Company obtained a new $23 million credit facility consisting of: (i) a term loan and (ii) a standby letter of credit, both earmarked for financing the Kai Hong joint venture and for other sourcing agreements; and (iii) a revolving credit facility for working capital as needed. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a description of the Company's credit facility.


         PRODUCTS

                  Semiconductors come in two basic configurations: discretes and integrated circuits. Discrete semiconductors, of which the Company is engaged in the manufacture, sale, and distribution are fixed-function components such as small signal transistors, medium-power MOSFETs, transient voltage suppressors
(TVSs), zeners, Schottkys, diodes, rectifiers and bridges.

                  Far more complex in terms of function are integrated circuits
- multi-function devices of the sort found in computer memory boards and central processing units. Integrated circuits, characterized by rapid changes in both production and application, and the desire to put ever-more intelligence into ever-smaller packages, have required the development of manufacturing techniques that are sophisticated and expensive.

                  In contrast, there is little that is proprietary about the manufacturing of discrete semiconductors. Here technologies are neither new nor rapidly evolving. Success, therefore, is highly dependent upon the ability to produce large numbers of inexpensive components of consistent high quality, and with low overhead.

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

         MANUFACTURING AND SIGNIFICANT VENDORS

                  All of the products sold by the Company, as well as the materials used by the Company in its manufacturing operations are available both domestically and abroad. The two largest suppliers of products to the Company are LPSC, an affiliate of the Company based in Taiwan, and ITT, based in Freiburg, Germany. During the year ended December 31, 1996, approximately 28% and 31% of purchases were from these two vendors, respectively. See Notes 11 and 12 of "Notes to Consolidated Financial Statements," included herein, for a description of the major vendors and the relationship between LPSC and the Company. In addition, Diodes-Taiwan supplied approximately 4% of the Company's purchases in 1996, and the Kai Hong facility has begun to ship a nominal amount of product to the Company. The Company anticipates that Kai Hong will become an increasingly valuable supplier.

                  The Company's products are sold under several brand names such as Diodes, Inc., Lite-On, and ITT. The Company may choose, if proven beneficial, to unify product lines under one brand name in order to establish brand name unity, consistency of product and to capitalize on brand name recognition, where possible.

                  Although the Company believes that there exist alternative sources for the products of any of its suppliers, the loss of any one of its principal suppliers or the loss of several suppliers in a short period of time could have a short-term, materially adverse effect on the Company.


         SALES AND MARKETING

                  The discrete semiconductor components market is served by numerous semiconductor manufacturers and distributors. Some of the larger companies include Motorola, National Semiconductor, International Rectifier, Rohm, Phillips, and General Instruments, many of whom have greater financial, marketing, brand name and other resources than the Company. Over the years, there has been a tendency among some larger manufacturers to limit or de-emphasize the production and marketing of discretes components in favor of integrated and hybrid circuits. With fewer service-oriented sources of discrete components available to original equipment manufacturers ("OEMs"), the Company has been able to make gains in market share.

                  The Company sells its products through its own internal and regional sales departments as well as through representatives and distributors. The Company's in-house sales team, aided by the sales force of approximately 30 independent sales representatives located throughout North America and the Pacific Rim, supplies more than 300 OEM accounts. The Company's products include catalog items and units designed to specific customer requirements. The Company further supplies approximately 50 stocking distributors, who collectively sell to over 5,000 customers on the Company's behalf. At December 31, 1996, OEM customers accounted for approximately 66% of the Company's net sales.
Customers range from Fortune 500 companies to small, privately-held OEMs.

                  Through continuous sales and customer service efforts, the Company further developed significant business relationships with companies who are considered leaders in their respective market segments, such as automotive, telecommunications, personal computers, computer peripherals and industrial. The Company's marketing efforts have also benefited from an ongoing program to develop strategic alliances with manufacturers, such as FabTech and Kai Hong, to better control its destiny in terms of the price, the quality and especially the availability of the products it sells.

                  The Company's products are sold primarily in North America and the Pacific Rim, both directly to end users and through electronic component distributors. During 1996, approximately 85% and 15% of the Company's products were sold in North America and the Pacific Rim, respectively.

During the past five years, the Company has pursued an aggressive program to improve product quality and customer service in order to support more broad-based, strategic accounts. For the fiscal years ended December 31, 1996, 1995, and 1994, the sale of discrete semiconductor products represented 100 percent of the Company's net sales and the Company intends to continue this dedication to discrete semiconductors.

                  Through Diodes-Taiwan, the Company employs a general manager who acts as the Pacific Rim purchasing liaison with respect to product procurement from other vendors located in the Far East. Diodes-Taiwan also manufactures product for sale to the Company as well as for other customers. In addition, Diodes-Taiwan generates sales in Taiwan and other Asian countries. See
Note 12 of "Notes to Consolidated Financial Statements."

                  During the fiscal year ended December 31, 1996, the Company sold its products to approximately 300 direct customers, and to distributors who sell to over 5,000 additional indirect customers.

                  During most of 1996, both the Company and its industry experienced a slowdown in demand for discrete semiconductor products. In general, the Company maintains sufficient inventories of standard products to permit rapid delivery of customers' orders where required, and continuously coordinates with subcontractors to support future product demand. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

                  The Company is not dependent on any one major customer to support its level of net sales. For the fiscal year ended December 31, 1996, there was not one customer that accounted for more than 5% of the Company's net sales. The twenty largest customers of the Company accounted, in total, for approximately 44% of the Company's net sales during such period.


         BACKLOG

                  The amount of backlog to be shipped during any period is dependent upon various factors and all orders are subject to cancellation or modification, usually without penalty to the customer. Backlog of orders scheduled to ship within six months were approximately $10.2 million on December 31, 1996, compared to approximately $12.0 million on December 31, 1995, and $8.8 million on December 31, 1994. The Company and the industry as a whole is experiencing a trend towards shorter lead-times (the amount of time between the date a customer places an order to the date the customer requires shipment). Accordingly, the amount of backlog at any date is not necessarily indicative of actual shipments. The Company strives to maintain proper inventory levels to support customers' just-in-time order expectations.

         NEW DEVELOPMENTS

                  In February 1996, the Company announced an agreement with FabTech, Inc. whereby the Company gained a new supply of processed wafers used in the manufacture of several types of discrete semiconductors. The Company has provided FabTech with approximately $2.5 million in working capital to be used in upgrading, reconfiguring, and starting up operations at an existing wafer fabrication facility located in the AT&T building in Lee's Summit, Missouri. FabTech is a newly-created, wholly-owned subsidiary of LPSC.

                  The Company's Diodes-Taiwan and Kai Hong manufacturing facilities receive wafers from FabTech, among others. Output from the FabTech facility includes wafers used in the production of Schottky barrier diodes, fast recovery epitaxial diodes (FREDs), and other widely used value-added products. Schottky barrier diodes are employed in the manufacture of the power supplies found in personal computers, telecommunications devices and myriad other applications where high frequency, low forward voltage and fast recovery are required.

                  In March 1996, the Company entered into the Kai Hong joint venture for the development of additional manufacturing capacity in Shanghai. The joint venture allows for the manufacturing and sales of diodes and associated electronic components. The Company has a 70% controlling interest, is responsible for production and management, and currently receives 100% of the production, mainly in SOT-23 packaged components. The Company has an equity contribution of $2.8 million and the minority interest party has an equity contribution of $1.2 million. The joint venture agreement allows for additional expansion in several phases according to market demand. The initial phase of the Kai Hong operation is now in full production, and beginning in the first quarter of 1997, is making a positive contribution to the Company's bottom line.

                  These alliances, among others, assist the Company to enhance its ability to acquire -- in a timely fashion and at reasonable cost -- the products that its customers need.

                  In March 1997, as a result of the Company's total commitment to customer satisfaction and product quality, the Company's corporate headquarters received official ISO 9002 Certification of Registration from Underwriters Laboratories, the leading third-party certification organization in the United States and the largest in North America. ISO 9000 certifications consist of a series of paradigms for the establishment of systems and protocols to facilitate the creation and maintenance of superior quality-control techniques. With its underlying premise that true product quality requires a total quality system, ISO certification is often required of vendors seeking to establish relationships with OEMs doing business in intensely competitive global markets.


         COMPETITION

                  Competition in the semiconductor marketplace, in which the Company competes, is intense. The Company competes with discrete semiconductor manufacturing companies such as Motorola, National Semiconductor, International Rectifier, Rohm, Phillips, and General Instruments, as well as distributors of similar product lines such as Taitron Components.

                  Competitiveness in sales of the Company's products is determined by the price and quality of the product and the ability of the Company to provide delivery in keeping with the customers' needs. The Company believes itself to be well equipped to be competitive in respect to these requirements. Although technology in the semiconductor industry is ever changing, the products sold by the Company are mature products. Because of this, the Company is not expecting to experience much further technological change within its current product line, nor does it believe its products will become obsolete in the foreseeable future. The Company's market share is estimated at 3% based upon the total area market for discrete semiconductors in North America. Many of the Company's competitors have substantially greater financial, marketing, distribution and other resources than the Company. Accordingly, in response to market conditions, the Company from time to time may reposition product lines or decrease prices, which may adversely affect the Company's profit margins on such product lines. See "Cautionary Statement for Purposes of the `Safe Harbor' Provision of the Private Securities Litigation Reform Act of 1995."


         EMPLOYEES

                  As of December 31, 1996, the Company employed a total of 59 full-time employees in the United States: 19 in sales and marketing, 21 in customer support, and 19 in operations and administration. Diodes-Taiwan employed an additional 61 employees in its Taiwan office: 43 in manufacturing, 3 in sales, and 15 in purchasing, quality control, and administration. The Kai Hong manufacturing facility employed a total of 117 employees; 67 in manufacturing and 50 in quality control and general administration. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.


         IMPORTS AND IMPORT RESTRICTIONS

                  During 1996, the Company's U.S. operations, which accounted for approximately 85.5% of the Company's total net sales, imported substantially all of its products, of which approximately 31.5% was imported from Taiwan and approximately 17.3% from mainland China. The balance of the imports are from Germany, Japan, India, the Philippines, England and Korea, among others. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, the difficulty and expense of maintaining foreign sourcing channels, cultural and institutional barriers to trade, fluctuations in currency exchange rates, restrictions on the transfer of funds and the imposition of tariffs, political instability, transportation delays, expropriation, import and export controls and other non-tariff barriers (including export licenses and changes in the allocation of quotas), as well as the uncertainty regarding the future relationship between China and Taiwan, and other U.S. and foreign regulations that may apply to the export and import of the Company's products, and which could have a material adverse effect on the Company. Any significant disruption in the Company's Taiwanese or Chinese sources of supply or in the Company's relationship with its suppliers located in Taiwan or China could have a material adverse effect on the Company.

                  The Company purchases products from foreign suppliers in United States dollars and, accordingly, its results of operations could be materially and adversely affected by fluctuations in currency exchange rates. The Company's imported products are also subject to United States customs duties and, in the ordinary course of business, the Company from time to time is subject to claims by the United States Customs Service for duties and other charges. The Company attempts to reduce the risk of doing business in foreign countries by, among other things, contracting in U.S. dollars, and, when possible, maintaining multiple sourcing of product groups from several countries.


                  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                  With respect to foreign operations see Notes 1, 11 and 12 of "Notes to Consolidated Financial Statements".

ITEM 2.           PROPERTIES

                  The Company's primary physical properties during the year ended December 31, 1996, were as follows:

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

         5. Regional sales office located at 78 Northeastern Blvd. #1, Nashua, NH 03062. These premises are leased at less than $1,000 per month.

         6. Regional sales office located at 923-D Merchants Walk NW, Huntsville, Alabama 35801. These premises are leased at less than $1,000 per month.

         7. Industrial building located at Xinqiao Town, Song Jian County, Shanghai, Peoples Republic of China. This building, consisting of approximately 20,000 square feet, is the corporate headquarters and product distribution and manufacturing facility for the newly formed Kai Hong joint venture. The building is owned by the joint venture company, Shanghai Kai Hong Electronics Co., Ltd.

                  The Company believes its current facilities are adequate for the foreseeable future. See Notes 5 and 13 of "Notes to Consolidated Financial Statements."

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matter was submitted to a vote of security holders by the Company during the last three months of the year ending December 31, 1996.



                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

                  The Company's Common Stock is listed and traded on the American Stock Exchange ("AMEX") (Symbol "DIO"). The following Table 1 shows the range of high and low sales prices per share for the Company's Common Stock for each fiscal quarter from March 31, 1995 as reported by AMEX.


                                     TABLE 1

                 CALENDAR QUARTER                         SALE PRICE OF
                      ENDED                                COMMON STOCK
                                                      HIGH                LOW
                                                    -------            -------
         March 31, 1995..................           $ 7 1/4            $ 4 7/8
         June 30, 1995...................            11 7/8               5
         September 30, 1995..............            19 5/8             11 7/8
         December 31, 1995...............            15 3/4             10 1/2
         ---------------------------------------------------------------------
         March 31, 1996..................           $11 7/8            $ 8 5/8
         June 30, 1996...................             11                 6 1/2
         September 30, 1996..............             8 1/2              5 1/2
         December 31, 1996...............             9 1/4              5 3/4


                  On March 21, 1997, the closing sale price of the Company's Common Stock on AMEX was $7.50. Shareholders are urged to obtain current market quotations for the Common Stock. As of March 21, 1997, there were approximately 1,107 stockholders of record of the Company's Common Stock.

                  No dividends have been declared during the past three years and the Company does not expect to declare dividends in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors, and will depend upon, among other things, the Company's earnings, financial condition and capital requirements and general business conditions.

ITEM 6.  SELECTED FINANCIAL DATA

                  Selected financial data for the fiscal years ended December 31, 1996, 1995, 1994, 1993 and 1992 is set forth in Table 2 and is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements appearing elsewhere herein (in 000's except per share data).

                                     TABLE 2

                                                                             YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------

                                                            1996         1995           1994         1993         1992
                                                            ----         ----           ----         ----         ----
              INCOME STATEMENT DATA
Net sales                                               $ 56,019     $ 58,190       $ 38,275     $ 26,403     $ 18,430

Gross profit                                              14,842       16,463         10,697        7,143        5,005

Selling, general & administrative expenses                10,386        9,522          7,563        5,924        4,480

Income from operations                                     4,456        6,941          3,134        1,219          392

Interest expense, net                                        351          144              6           75           55

Minority interest in joint venture net loss (1)              238           --             --           --           --

Other income                                                 295          513            437           80          238

Provision (benefit) for income taxes (2)                   1,673        2,610          1,202        (363)          170

Net income                                                 2,965        4,700          2,363        1,587          405

Earnings per share (3)                                 $    0.55    $    0.90      $    0.46    $    0.34    $    0.09
Common and common equivalent shares
outstanding                                                5,362        5,220          5,137        4,724        4,300

                BALANCE SHEET DATA
Total assets                                            $ 32,546     $ 29,363       $ 17,545     $ 13,727     $ 10,303

Working capital                                           17,403       13,263          9,411        6,606        5,354

Stockholders' equity                                      19,464       16,499         10,770        7,996        6,010



(1) See Note 4 of "Notes to Consolidated Financial Statements" included herein.

(2) See Note 8 of "Notes to Consolidated Financial Statements" included herein.

(3) See Note 1 of "Notes to Consolidated Financial Statements" included herein.

         No cash dividends were paid during the years 1992-1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

                  Revenues for the twelve months ended December 31, 1996 were $56.0 million versus $58.2 million in the same period a year ago, a decrease of 3.7% primarily due to an industry-wide slowdown in unit demand for discrete semiconductor products for most of 1996 and an inventory build-up commencing in the fourth quarter of 1995. Starting in the second half of 1996, the Company has seen indications that demand for its product is improving, primarily based upon new orders. Fourth-quarter 1996 earnings showed improvement over the immediately preceding quarter, having increased 7.0% on a 4.0% increase in revenues.

                  Net income for the twelve months ended December 31, 1996, affected by gross margin pressures, a one-time charge of $660,000 for pre-operating costs associated with the Kai Hong joint venture (a previously-announced surface-mount manufacturing facility in mainland China), the addition of key marketing personnel and programs, and charges associated with the Company's ISO 9002 certification, decreased 39.6% to $3.0 million, and earnings per share were $0.55 compared to $0.90 in 1995. Beginning in the first quarter of 1997, Kai Hong is now making a positive contribution to the Company's bottom line.

                  Although gross margins throughout 1996 were affected by pricing pressures within the industry, due largely to excess capacity among semiconductor manufacturers, the Company's gross margin in 1997 has been improving due in part to improved inventory management. However, the Company anticipates stronger unit demand in the first six months of 1997 when compared to the last six months of 1996. The Company also expects both gross margins and operating margins to be positively affected by stronger market demand combined with the above mentioned programs installed in 1996.

RESULTS OF OPERATIONS

                  The following Table 3 sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                          TABLE 3

                                   PERCENT OF NET SALES                        PERCENTAGE DOLLAR INCREASE (DECREASE)
                 ---------------------------------------------------------- ---------------------------------------------
                                  YEAR ENDED DECEMBER 31,
                 ----------------------------------------------------------
                   1996       1995        1994        1993        1992      `95 TO `96 `94 to `95 `93 to `94  `92 to '93
                 ---------------------------------------------------------- --------------------------------- -----------
Net sales          100.0 %    100.0 %     100.0 %    100.0 %      100.0 %       (3.7) %    52.0 %     45.0 %      43.3 %

Cost of goods
sold               (73.5)     (71.7)      (72.1)     (72.9)       (72.8)        (1.3)      51.3       43.2        43.5
                  ------      -----       -----      -----        -----         ----       ----       ----        ----

Gross profit        26.5       28.3        27.9       27.1         27.2         (9.8)      53.9       49.8        42.7

Operating
expenses           (18.5)     (16.4)      (19.8)     (22.4)       (25.0)         9.1       25.9       27.7        28.4
                  ------      -----       -----      -----        -----         ----       ----       ----        ----

Income from
operations           8.0       11.9         8.2        4.6          2.1        (35.8)     121.5      157.1       211.0

Interest
expense, net        (0.6)      (0.2)       (0.0)      (0.3)        (0.3)       143.8    2,300.0      (92.0)       36.4

Other income         0.9        0.9         1.1        0.3          0.8          3.9       17.6      446.3       (47.0)
                  ------      -----       -----      -----        -----         ----       ----       ----        ----

Income before
taxes                8.3       12.6         9.3        4.6          2.6        (36.6)     105.1      191.3       150.8

Income taxes
(benefit)            3.0        4.5         3.1       (1.4)         0.5        (35.9)     117.1     (431.1)     (537.3)
                  ------      -----       -----      -----        -----         ----       ----       ----        ----

Net income           5.3        8.1         6.2        6.0          2.2        (36.9)      99.0       48.9       291.9
                  ======      =====       =====      =====        =====        =====       ====       ====       =====


                  The following discussion explains in greater detail the consolidated financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


                                      1996              1995               1994
                                      ----              ----               ----
NET SALES                         $ 56,019,000      $ 58,190,000       $ 38,275,000

                  The Company's 1996 comparative decrease in net sales of approximately $2.2 million, or 3.7%, was the result of an industry-wide slowdown in unit demand for discrete semiconductor products for most of 1996 and an inventory build-up commencing in the fourth quarter of 1995. Starting in the second half of 1996, the Company has seen indications that demand for its product is improving, primarily based upon new orders. Fourth-quarter 1996 earnings showed improvement over the immediately preceding quarter, having increased 7.0% on a 4.0% increase in revenues.

                  The Company's 1995 comparative increase in net sales of approximately $19.9 million, or 52.0%, was the result of a healthy market for discrete semiconductors, an aggressive marketing program in which the Company sought to emphasize quality, reliability, and customer service, and the maturation and further cultivation of existing relationships with major users of discrete components. In the fourth quarter of 1995, the Company experienced a slowing of orders, primarily due to a slow down in the personal computer and related industries.

                                     1996              1995              1994
                                     ----              ----              ----
GROSS PROFIT                     $ 14,842,000      $ 16,463,000      $ 10,697,000
GROSS MARGIN PERCENTAGE             26.5%             28.3%             27.9%

                  The Company's gross profit in 1996 decreased approximately $1.6 million or 9.8%, due to pricing pressures within the industry resulting from decreased demand and to excess on-hand inventory, as well as to the 3.7% decrease in net sales.

                  The Company's gross profit in 1995 increased approximately $5.8 million or 53.9%, primarily due to the 52.0% increase in net sales. The gross margin percentage was comparable to that of 1994, increasing 0.4 percentage points.


                                            1996             1994              1993
                                            ----             ----              ----
SELLING, GENERAL AND ADMINISTRATIVE
                   EXPENSES ("SG&A")    $ 10,386,000      $ 9,522,000      $ 7,563,000

                  The Company's SG&A for the year ended 1996 increased approximately 9.1% or $864,000 primarily due to costs associated with the Kai Hong joint venture (a previously-announced surface-mount manufacturing facility in mainland China), the ISO certification, as well as to the addition of key marketing personnel.

                  Fourth quarter 1996 and year-end results, include a one-time charge of $660,000 for pre-operating costs associated with Kai Hong. These costs had been capitalized during start-up phases through the joint venture's first six months of operations, and were fully amortized upon commencement of full-scale operations in the fourth quarter. This accounting practice is consistent with preferred methods discussed by regulators and accounting standard setters in December 1996.

                  Without the start-up costs associated with Kai Hong, SG&A in the fourth quarter would have been approximately 15.6% of sales, in line with SG&A that was 15.4% of sales in the same period a year ago. The Company's total SG&A as a percentage of net sales increased from 16.4% in 1995 to 18.5% in 1996 primarily as a result of SG&A associated with the Kai Hong manufacturing facility.

                  The Company's SG&A for the year ended 1995 increased approximately 25.9%, while net sales increased 52.0%. This approximately $1.9 million increase was primarily attributable to increased commissions paid to outside sales representatives and distributors of approximately $1.0 million, or 66.1%, and an increase in overall wages and benefits of approximately $544,000, or 18.9%. The total SG&A as a percentage of net sales decreased from 19.8% in 1994 to 16.4% in 1995, as a result of improved cost controls.


                                   1996             1995             1994
                                   ----             ----             ----
INCOME FROM OPERATIONS         $ 4,456,000      $ 6,941,000      $ 3,134,000

                  The Company's 1996 comparative decrease in operating profit of approximately $2.5 million, or 35.8%, is primarily the result of the Company's 3.7% decrease in net sales, 9.8% decrease in gross profit, as well as a 9.1% increase in SG&A.

                  The Company's 1995 comparative increase in operating profit of approximately $3.8 million, or 121.5%, is primarily the result of the Company's 52.0% increase in net sales and 53.9% increase gross profit as well as a 3.4 percentage point decrease in SG&A as a percentage of net sales.

                                     1996             1995            1994
                                     ----             ----            ----
INTEREST EXPENSE                  $ 538,000        $ 190,000        $ 63,000
INTEREST INCOME                   $ 187,000         $ 46,000        $ 57,000

                  The Company's 1996 net interest expense increased approximately $207,000 primarily as a result of an increase in the Company's usage of its credit facility to finance and expand the Kai Hong manufacturing facility. The Company has contributed approximately $2.8 million toward the Kai Hong joint venture. The Company's interest expense for 1996 increased $348,000, primarily as a result of the Kai Hong investment and a $2.5 million working capital loan to FabTech. See "Item 1. Business -- New Developments". The Company charges FabTech an interest rate equal to the Company's cost of funds, which is recorded as interest income.

                  The Company's interest expense for 1995 increased approximately $127,000, primarily as a result of an increase in the Company's usage of its revolving line of credit to expand the Company's inventory and finance additional sourcing agreements. See "Item 1. Business -- Business Development." The Company's interest income for the year ended 1995 remained relatively unchanged compared to 1994 as the Company maintained adequate working cash.


                                              1996         1995         1994
                                              ----         ----         ----
MINORITY INTEREST IN JOINT VENTURE
  NET LOSS                                 $ 238,000       $ 0          $ 0

                  The Company's $238,000 minority interest in joint venture net loss represents the Company's 70% controlling interest in the Kai Hong joint venture. All of the Kai Hong joint venture earnings are consolidated within the Company's financial statements. The $238,000 represents the minority investor's share of the joint venture loss. In the first quarter of 1997, the Kai Hong joint venture began to contribute positively to the Company's net income. As the joint venture realizes profitability, the minority interest line item will be recorded as a reduction to earnings.


                                   1996             1995           1994
                                   ----             ----           ----
OTHER INCOME                    $ 295,000        $ 513,000      $ 437,000

                  The Company's other income for 1996 decreased approximately 42.5% compared to other income in 1995. This $218,000 decrease is primarily due to decreased sales commissions paid to the Company's Taiwan subsidiary on drop shipments in Asia.

                  The Company's other income for 1995 increased approximately $76,000, or 17.6% compared to other income in 1994, primarily due to increased sales commissions paid to its Taiwan subsidiary on drop shipment sales in Asia.


                                    1996              1995            1994
                                    ----              ----            ----
NET INCOME                      $ 2,965,000       $ 4,700,000     $ 2,363,000
EARNINGS PER SHARE                 $ 0.55            $ 0.90          $ 0.46

                  The Company's net income for the year ended December 31, 1996 decreased 36.9% or approximately $1.7 million, and earnings per share decreased to $0.55 for the year ended December 31, 1996, compared to $0.90 for 1995. These decreases were primarily due to the decrease in net sales and the increase in SG&A (including the one-time charge of $660,000 for pre-operating costs associated with Kai Hong), both absolutely and as a percentage of net sales. The number of common and common equivalent shares outstanding increased approximately 2.9% primarily due to the issuance of stock options in August 1996.

                  The Company's net income for the year ended December 31, 1995 increased 99.0% or approximately $2.3 million, and earnings per share increased to $0.90 for the year ended December 31, 1995, compared to $0.46 for 1994. These increases were primarily due to the 52.0% increase in net sales and the decrease in SG&A as a percentage of net sales. The number of common and common equivalent shares outstanding increased approximately 1.6% primarily due to a higher stock price throughout most of 1995.

                  Inflation did not have a material effect on net sales or net income in fiscal years 1996, 1995 or 1994. The uncertainty of exchange rates, notably the Japanese Yen and German Deutsche Mark, induced price pressure on some of the products.

FINANCIAL CONDITION

         LIQUIDITY AND CAPITAL RESOURCES

                  Cash provided by operating activities in 1996 was $3.6 million compared to cash used by operating activities of $4.8 million in 1995 and cash provided by operating activities of $3.0 million in 1994. The primary sources of cash flows in 1996 was from operations and from a decrease in inventories of $3.0 million, or 18.6%. The Company believes that this level of inventory is necessary to effectively service current and new customers as well as provide for managed growth. In 1995, the Company's primary use of cash flow was a $9.3 million increase in inventories. The ratio of the Company's current assets to current liabilities on December 31, 1996, was 3.2 to 1 compared to a ratio of 2.1:1 and 2.5:1 as of December 31, 1995 and 1994, respectively.

                  Cash used by investing activities was $3.3 million in 1996, compared to $2.1 million in 1995 and $109,000 in 1994. The Company has provided capital to Kai Hong for the construction and equipment of a new facility for the manufacture of surface-mount SOT 23 devices; and to FabTech for upgrading, reconfiguring, and starting up operations at an existing wafer fabrication facility. The Company has a 70% controlling interest in the Kai Hong joint venture, is responsible for production and management, and currently receives 100% of the products. The venture parties have made a significant equity contribution to the joint venture and a portion of the cost of developing the project is debt financed. The joint venture agreement allows for additional production expansion in phases according to market demand. The Kai Hong operation is now in full production and beginning in the first quarter of 1997, is making a positive contribution to the Company's bottom line. As of December 31, 1996, the Company has invested approximately $2.8 million to the venture. Both Kai Hong and FabTech alliances are indicative of the Company's desire to participate in the sourcing of advanced-technology discrete components, and to enhance its ability to procure products in a timely fashion and at reasonable cost.

               Cash provided by financing activities was $1.0 million in 1996, compared to $5.6 million in 1995 and a use of $2.0 million in 1994. In August 1996, the Company obtained a new $22.6 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million, term commitment notes providing up to $9.5 million for plant expansion and advances to vendors, and letters of credit of $4.1 million for Kai Hong. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require payments of interest only for six months from the date of distribution and fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions which, among other matters requires the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of December 31, 1996. The working capital line of credit expires August 3, 1998 and contains a sublimit of $2 million for issuance of commercial and stand-by letters of credit. During 1996 average and maximum borrowings outstanding on the line of credit were $2,975,000 and $8,382,000, respectively. The weighted average interest rate on outstanding borrowings was 7.4% for the year ended December 31, 1996. As of December 31, 1996 $5 million is outstanding under the term note commitment. The Company may borrow the remaining $4.5 million available under the term note commitment through September 7, 1997. The Company also has two guaranty agreements which guarantee term loans made by a major bank to Shanghai Kaihong Electronics Co., Ltd. (in order to assist in establishing a credit record with the bank) and the minority investor of the Kai Hong joint venture (as per the Kai Hong joint venture agreement) for $1.0 million and $850,000, respectively. In the event that the Company shall be required to pay any amount whatsoever to any person pursuant to, in connection with or as a result of or relating to the guaranty, the Company shall have the right, in its sole and absolute discretion, to purchase from the minority investor, and the minority investor hereby sells and assigns to the Company, that portion of the minority investor's shares of the capital stock of Shanghai Kaihong Electronics Co., Ltd. obtained by dividing (x) the amount so paid by the Company by (v) the aggregate amount theretofor required to be paid by the minority investor to Shanghai Kaihong Electronics Co., Ltd. for the purchase of such shares, in cancellation of the minority investor's obligations to reimburse for the Company for such amount so paid by the Company.

                  The Company anticipates it will continue to utilize such credit facility to support its operations. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements. The Company's cash balance at year ended December 31, 1996 increased approximately $1.3 million from the 1995 level and the Company will continue to minimize its cash balances to manage interest expense.

                  Accounts receivable as of December 31, 1996 increased 4.1% on a 3.7% decrease in net sales as the Company has provided more flexible terms to its customers due to the market conditions. The Company's inventories as of December 31, 1996 have decreased 18.6% as the Company continues to closely manage its inventory levels in order to increase its asset utilization while maintaining its commitment to provide timely delivery of product to customers.

                  The Company's total working capital increased 31.2% to $17.4 million as of December 31, 1996, from $13.3 million as of December 31, 1995, primarily as a result of the conversion of a portion of the Company's debt from short-term to long-term. The Company believes that such working capital position will be sufficient for growth opportunities.

                  The Company's debt to equity ratio decreased to 0.62 at December 31, 1996, from 0.78 at December 31, 1995. The Company anticipates this ratio may increase as the Company continues to use its credit facilities to fund additional sourcing opportunities.

                  As of December 31, 1996, the Company has no material plans or commitments for capital expenditures other than as disclosed in connection with the Kai Hong and FabTech agreements filed in the Company's 1995 Form 10-K. See "Item 1. Business -- New Developments." However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing product market penetration.

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

                                     TABLE 4

                                                                                                        DIRECTOR
OFFICERS AND DIRECTORS                      AGE                POSITION WITH THE COMPANY               SINCE (1)
--------------------------------------- ------------ ----------------------------------------------- ---------------
Raymond Soong (2)..................         55       Chairman of the Board                                1993
David Lin (3)......................         50       President and Chief Executive Officer;               1991
                                                     Director
Michael R. Giordano (4)............         50       Director                                             1990
M.K. Lu (5)........................         48       Director                                             1995
Shing Mao (6)......................         61       Director                                             1990
Michael A. Rosenberg (7)...........         68       Director                                             1989
Leonard M. Silverman (8)...........         57       Director                                             1995
Pedro Morillas (9).................         51       Executive Vice President                             N/A
Joseph Liu (10)....................         55       Vice President-Operations, Chief                     N/A
                                                     Financial Officer and Secretary



(1)      Directors are elected at each annual meeting of shareholders.



                                         (footnotes continued on following page)

(footnotes continued from previous page)

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

(4) Mr. Giordano joined the investment banking firm of PaineWebber Incorporated as a Senior Vice President-Investment Consulting, when PaineWebber acquired his previous firm, Kidder Peabody and Company, Inc. Mr. Giordano advises corporations, foundations, trusts, and municipal governments in investments and finance. Mr. Giordano was with Kidder Peabody since 1979. Formerly a captain and pilot in the USAF, Mr. Giordano received his Bachelors of Science degree in Aerospace Engineering from California State Polytechnic University and his Masters degree in Business Administration (Management and Finance) from the University of Utah. Mr. Giordano also did post graduate work in International Investments at Babson College.

(5) Since 1991, Mr. Lu has been President and a director of LPSC. From 1983 to 1990, Mr. Lu was General Manager/Vice President of Silitek. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions" for a discussion of the relationship between Silitek, LPSC and the Company. Since 1995, Mr. Lu has also been a director of FabTech. Mr. Lu earned his Bachelor of E.E. at Tatung Institute of Technology and is a graduate of the Institute of Administration at National Chengchi University. Mr. Lu is also a present member of the Chinese Management Association and the Chinese Association for Advancement of Management. Mr. Lu is also a director of Shanghai Seefull Electronics, Co., Ltd. and the newly formed Kai Hong joint venture.

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

(7) From 1992 to present, Mr. Rosenberg serves as an independent consultant to Vishay Company, a Fortune 500 Company. Vishay is a major international passive component manufacturer with 50 operating plants located in 11 countries. Until 1991, Mr. Rosenberg was President, Principal Operating Officer a director of SFE Technologies, a manufacturer of electronic components with principal offices in San Fernando, California. Prior to that, Mr. Rosenberg served, since 1970, as Vice President Technology of SFE Technologies.

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

(10) Mr. Liu has served as Vice President, Operations of the Company since 1994 and Chief Financial Officer and Secretary since 1990. Mr. Liu has been the Company's Vice President, Administration from 1990 to 1994. Prior to joining the Company, Mr. Liu held various management positions with Texas Instruments ("TI"), Dallas, since 1971, including Planning Manager, Financial Planning Manager, Treasury Manager, Cost Accounting Manager and General Accounting Manager with TI Taiwan, Ltd. in Taipei; from 1981-1986 as Controller with TI Asia in Singapore and Hong Kong; from 1986-1989 as Financial Planning Manager, TI Latin America Division (for TI Argentina, TI Brazil, and TI Mexico) in Dallas and from 1989-1990 Chief Coordinator of Strategic Business Systems for TI Asia Pacific Division in Dallas. Mr. Liu is a director of the newly formed Kai Hong joint venture, and serves as Chief Financial Officer of FabTech.


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


         COMPLIANCE WITH REPORTING REQUIREMENTS OF SECTION 16(A)

                  Under Section 16(a) of the Exchange Act, the Company's directors, executive officers and any persons holding ten percent or more of the Common Stock are required to report their ownership of Company stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC") and to furnish the Company with copies of such reports. Specific due dates for these reports have been established and the Company is required to report any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC during the fiscal year ended December 31, 1996, all reporting persons filed reports on a timely basis.

ITEM 11.    EXECUTIVE COMPENSATION

                  The following Table 5 sets forth certain summary information concerning compensation paid or accrued by the Company with respect to the Company's Chief Executive Officer (who has served in such capacity at any time during the last fiscal year) and each of the two other executive officers of the Company (determined as of the end of the last fiscal year) (the "Named Executives") for each of the fiscal years ended December 31, 1996, 1995 and 1994:

                                                          TABLE 5

                                                SUMMARY COMPENSATION TABLE

                                                                         Long Term Compensation
                                                                 ----------------------------------------
                               Annual Compensation                      Awards                  Payouts
                         -----------------------------------------------------------------     ----------
                                                    Other                       Securities                      All
Name and                                            Annual       Restricted     Underlying                     Other
Principal                                           Compen         Stock         Options/        LTIP         Compen-
Position        Year     Salary($)    Bonus($)    -sation($)      Awards($)       SARs(#)      Payouts($)    sation($)
--------        ----     ---------    --------    ----------      ---------        ---         ----------    ---------
DAVID LIN        1996       --(1)         --          --             --         100,000(2)         --           --
President and    1995       --(1)         --          --             --             --             --           --
Chief            1994       --(1)         --          --             --             --             --           --
Executive
Officer

PEDRO MORILLAS   1996      133,000       60,000     --(3)            --         70,000(4)          --           --
Executive        1995      128,003      146,481     --(3)            --             --             --           --
Vice President   1994      125,169      71,504      --(3)            --             --             --           --

JOSEPH LIU       1996      120,000      30,000      --(5)            --         50,000(6)          --           --
Vice             1995      115,564      73,240      --(5)            --             --             --           --
President-
Operations,
Chief            1994      115,560      45,300      --(5)            --         40,000(7)          --           --
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

(2) Mr. Lin's options were granted pursuant to the Company's 1993 Non-Qualified Stock Option Plan ("1993 NQO Plan") at an exercise price of $6.00. The 1993 NQO Plan became effective retroactively to July 6, 1993, upon approval by the shareholders at the Company's 1994 annual meeting. The 1993 NQO Plan provides for the issuance of up to 1,000,000 shares of the Company's authorized but unissued Common Stock. Options granted shall terminate and be of no force and effect with respect to any shares not previously taken up by optionee upon the expiration of ten years from the date of grant. A vested but unexercised option is normally exercisable for 90 days after termination of employment, other than by death or retirement. In the event of death, unmatured options are accelerated to maturity. The Stock Option Committee,

                                         (footnotes continued on following page)

(footnotes continued from previous page)

         which administers the 1993 NQO Plan, has full discretion to determine whether or not options granted under the 1993 NQO Plan shall have a right to relinquish up to one-half of an unexercised position of an option for an amount of cash, if concurrently, the holder of the option exercises a portion of the option and purchases a number of shares of stock at least equal to the number of shares which could have been purchased under the portion of the option relinquished ("SAR"). However, the Board has expressly stated that it has not and does not intend to grant such SAR. The shares to be issued upon exercise of options under the 1993 NQO Plan require a three-year vesting period. The option price is 100% of the fair market value of such shares on the date the option is granted. Options expire ten years from the grant of the option.

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

(4) Mr. Morillas' options were issued pursuant to the Company's 1993 Incentive Stock Option Plan ("1993 ISO Plan") at an exercise price of $6.00 and are exercisable annually in three equal amounts over a three year vesting period. The 1993 ISO Plan provides for the issuance of up to 1,000,000 shares of the Company's authorized but unissued Common Stock. Options granted under the 1993 ISO Plan are not transferable, except by will or the laws of descent or distribution. An vested but unexercised option is normally exercisable for 90 days after termination of employment, other than by death or retirement. In the event of death, unmatured options are accelerated to maturity. An option granted under the 1993 ISO Plan may not be priced at less than 100% of fair market value on the date of grant and expires 10 years from the date of grant.

(5) Mr. Liu receives the benefit of a Company-owned automobile and a life insurance premium; the aggregate value is less than 10% of his total annual salary and is not included in this total. Mr. Liu participates in the Company's 401(k) Plan and the Company's contribution is 3% of his compensation from September 1, 1994. In addition, Mr. Liu receives the benefit of the Company's group health insurance plan, which is partially funded by the Company, the value of such benefit is less than 10% of his salary and is not included in this total.

(6) Mr. Liu's options granted in 1996 were issued pursuant to the Company's 1993 ISO Plan at an exercise price of $6.00 and are exercisable annually in three equal amounts over a three year vesting period.

(7) Mr. Liu's options granted in 1994 were issued pursuant to the Company's 1993 ISO Plan at an exercise price of $7.875 and become exercisable with respect to 50% of the options on June 17, 1995 and the remaining 50% of the options on June 17, 1996.

         STOCK OPTIONS

                  The following Table 6 contains information concerning the grant of stock options during fiscal year ended December 31, 1996 to the Named
Executives:

                                     TABLE 6

                      OPTION/SAR GRANTS IN FISCAL YEAR 1996

                                                                                                     Potential Realizable
                                                                                                       Value at Assumed
                                                                                                       Annual Rates of
                                                                                                         Stock Price
                                                                                                         Appreciation
                                     Individual Grants                                               for Option Term (1)
---------------------------------------------------------------------------------------------   -------------------------------
                           Number of              Percent
                          Securities             of Total
                          Underlying           Options/SARs
                         Options/SARs           Granted to         Exercise or
                            Granted              Employees         Base Price         Expiration
 Name                         (#)             in FY 1996             ($/Sh)              Date            5% ($)          10% ($)
 ----                  ----------------       ----------        ---------------   ---------------  --------------  -------------
 DAVID LIN                   100,000               16.5               6.00           08/01/06         377,337        956,245
 PEDRO MORILLAS               70,000               11.6               6.00           08/01/06         264,136        669,372
 JOSEPH LIU                   50,000                8.3               6.00           08/01/06         188,668        478,123


(1) The Potential Realizable Value is the product of (a) the difference between (i) the product of the closing sale price per share at the date of grant and the sum of (A) 1 plus (B) the assumed rate of appreciation of the Common Stock compounded annually over the term of the option and
         (ii) the per share exercise price of the option and (b) the number of shares of Common Stock underlying the option at December 31, 1996. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon a variety of factors, including market conditions and the price performance of the Company's Common Stock. There can be no assurance that the rate of appreciation presented in this table can be achieved.

         OPTION EXERCISES AND HOLDINGS

                  The following Table 7 contains information with respect to the Named Executives concerning the exercise of options during the fiscal year ended December 31, 1995 and unexercised options held by the Named Executives as of December 31, 1996:

                                     TABLE 7

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996
                        AND FISCAL YEAR-END OPTION VALUES



                         Shares
                        Acquired       Value                                                  Value of Unexercised
                      on Exercise     Realized          Number of Unexercised              "In-the-Money" Options/SAR
      Name                (#)           ($)          Options/SAR's at 12/31/96(#)               at 12/31/96 ($) (1)
----------------      -----------     --------      ---------------------------           ------------------------------
                                                   Exercisable       Unexercisable        Exercisable      Unexercisable
                                                   -----------       -------------        -----------      -------------
DAVID LIN                 --             --            47,000             100,000            252,625            125,000
PEDRO MORILLAS            --             --            16,667              70,000             89,585             87,500
JOSEPH LIU                --             --            60,000              50,000            107,500             62,500


(1) Value of unexercised "in-the-money" options is the difference between the closing sale price of the Company's Common Stock on December 31, 1996 ($7.25 per share) and the exercise price of the option, multiplied by the number of shares subject to the option.


         COMPENSATION OF DIRECTORS

                  All directors each receive $750 for each board meeting attended during the year ended December 31, 1996. No additional amounts are paid to directors for committee participation or special assignments. Both employee and non-employee directors are eligible to receive grants of stock options.


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

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                The Compensation and Options Committee consists of two directors, Michael A. Rosenberg and Michael R. Giordano.

                  No person who served as a member of the Company's Compensation Committee during the 1996 fiscal year has ever been an officer or employee of the Company or any of its subsidiaries.

                  David Lin, the President, Chief Executive Officer and Director of the Company, during fiscal year 1996, was President and a director of Silitek. Silitek's entire Board of Directors participated in compensation decisions for Silitek in the absence of its Compensation Committee during fiscal year 1996.

                  Silitek controls LPSC, its subsidiary. LPSC is the record owner of 40.2% of the Company's issued and outstanding Common Stock, excluding Treasury Stock, and as of March 21, 1997, continues to be the record owner of 40.2% of all of the Company's issued and outstanding securities, excluding Treasury Stock. Thus, since LPSC is a controlled subsidiary of Silitek, Silitek is the beneficial owner of 40.2% of the Company's outstanding voting securities. However, although Silitek could be considered the ultimate beneficial owner of all of the Company's securities held of record by LPSC, Silitek has disclaimed beneficial ownership of the 1,995,093 shares of Common Stock held by LPSC. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions" for a discussion of the relationship between Silitek, LPSC and the Company.

                  During the years ended December 31, 1996 and 1995, approximately 28% and 16%, respectively, of the purchases of products for resale by the Company, amounting to approximately $10,403,000 and $6,512,000, respectively, were from LPSC. These products, which were also available generally from other sources, were purchased in transactions negotiated at prices competitive with prices charged by other vendors of similar products in similar quantities. There are no special or exclusive trading agreements or understandings between the Company and LPSC, other than the Company's marketing agreement with LPSC. See "Item 1. Business -- Business Development."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following Table 8 sets forth the number of shares and the percentage of outstanding Common Stock as of March 21, 1997 by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, by each executive officer and director, and by all directors and officers as a group.

                                     TABLE 8


        NAME AND ADDRESS                 AMOUNT AND NATURE
     OF BENEFICIAL OWNER(1)                OF BENEFICIAL
                                            OWNERSHIP(2)       TITLE OF CLASS       PERCENT OF CLASS(3)
---------------------------------       -------------------    -------------     --------------------------
SILITEK CORPORATION                         1,995,093(4)       Common Stock                40.2%
RAYMOND SOONG, Chairman of the                100,000(5)       Common Stock                 2.0%
Board
DAVID LIN,                                     47,000(6)       Common Stock                  *
President, Chief Executive
Officer, Director
MICHAEL R. GIORDANO, Director                  31,000(7)       Common Stock                  *
M.K. LU,                                       10,000(8)       Common Stock                  *
Director
SHING MAO,                                     80,000(9)       Common Stock                 1.6%
Director
MICHAEL A. ROSENBERG, Director                25,000(10)       Common Stock                  *
LEONARD M. SILVERMAN,                         10,000(11)       Common Stock                  *
Director
PEDRO MORILLAS, Executive Vice                16,667(12)       Common Stock                  *
President
JOSEPH LIU,                                   70,000(13)       Common Stock                 1.4%
Vice President - Operations,
Chief Financial Officer and
Secretary
Directors and Executive                      389,667(14)       Common Stock                 7.9%
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

(3) Shares which the person (or group) has the right to acquire within 60 days after March 21, 1997 are deemed to be outstanding in calculating the percentage ownership of the person (or group) but are not deemed to be outstanding as to any other person or group. Percent of class total does not take into account 717,115 shares held as treasury stock.

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

(5) Represents 100,000 shares of Common Stock which Mr. Soong has the right to acquire within 60 days of March 21, 1997, by the exercise of vested stock options.

(6) Represents 47,000 shares of Common Stock which Mr. Lin has the right to acquire within 60 days of March 21, 1997 by the exercise of vested stock options.

(7) Represents 1,000 shares of Common Stock held in the name of PaineWebber Trust for the IRA of Mr. Giordano and 30,000 shares of Common Stock which Mr. Giordano has the right to acquire within 60 days of March 21, 1997 by the exercise of vested stock options.

(8) Represents 10,000 shares of Common Stock which Mr. Lu has the right to acquire within 60 days of March 21, 1997 by the exercise of vested stock options.

(9) Represents 80,000 shares of Common Stock which Dr. Mao has the right to acquire within 60 days of March 21, 1997 by the exercise of vested stock options.



                                         (footnotes continued on following page)

(footnotes continued from previous page)

(10) Represents 25,000 shares of Common Stock which Mr. Rosenberg has the right to acquire within 60 days of March 21, 1997 by the exercise of vested stock options.

(11) Represents 10,000 shares of Common Stock which Mr. Silverman has the right to acquire within 60 days of March 21, 1997 by the exercise of vested stock options.

(12) Represents 16,667 shares of Common Stock which Mr. Morillas has the right to acquire within 60 days of March 21, 1997 by the exercise of vested stock options.

(13) Includes 60,000 shares of Common Stock which Mr. Liu has the right to acquire within 60 days of March 21, 1997 by the exercise of vested stock options.

(14) Includes 378,667 shares which the Directors and Officers have the right to acquire within 60 days of March 21, 1997 by the exercise of vested stock options.

                  Other than as disclosed in the foregoing table, to the knowledge of the Company, no other person (other than Cede & Co., a depository company) owns of record or beneficially more than 5 percent of the issued and outstanding Common Stock of the Company.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  LPSC is the record owner of 40.2% of the Company's issued and outstanding Common Stock, excluding treasury stock, at December 31, 1996, and as of March 21, 1997, continues to be the record owner of 40.2% of all of the Company's issued and outstanding securities, excluding treasury stock. Thus, since LPSC is a controlled subsidiary of Silitek, Silitek is the beneficial owner of 40.2% of the Company's outstanding voting securities. However, although Silitek could be considered the ultimate beneficial owner of all of the Company's securities held of record by LPSC, Silitek has disclaimed beneficial ownership of the 1,995,093 shares of Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions" for a discussion of the relationship between Silitek, LPSC and the Company.

                  During the years ended December 31, 1996 and 1995, approximately 28% and 16%, respectively, of the purchases of products for resale by the Company, amounting to approximately $10,403,000 and $6,512,000, respectively, were from LPSC. These products, which were also available generally from other sources, were purchased in transactions negotiated at prices competitive with prices charged by other vendors of similar products in similar quantities. There are no special or exclusive trading agreements or understandings between the Company and LPSC.

                  In February 1996, the Company announced an agreement with FabTech, Inc. whereby the Company gains a new supply of processed wafers used in the manufacture of several types of discrete semiconductors. The Company has provided FabTech with approximately $2.5 million in working capital to be used in upgrading, reconfiguring, and starting up operations at an existing wafer fabrication facility located in the AT&T building in Lee's Summit, Missouri. FabTech is a newly-created, wholly-owned subsidiary of LPSC.

                  The Company's Diodes-Taiwan and Kai Hong manufacturing facilities receive wafers from FabTech, among others. Output from the FabTech facility includes wafers used in the production of Schottky barrier diodes, fast recovery epitaxial diodes (FREDs), and other widely used value-added products. Schottky barrier diodes, currently in short supply world-wide, are employed in the manufacture of the power supplies found in personal computers, telecommunications devices and myriad other applications where high frequency, low forward voltage and fast recovery are required.

                  In March 1996, the Company entered into the Kai Hong joint venture for the development of additional manufacturing capacity in Shanghai. The joint venture allows for the manufacturing and sales of diodes and associated electronic components. The Company has a 70% controlling interest, is responsible for production and management, and currently receives 100% of the production, mainly in SOT-23 packaged components. The Company has an equity contribution of $2.8 million and the minority interest party has an equity contribution of $1.2 million. The joint venture agreement allows for additional expansion in several phases according to market demand. The initial phase of the Kai Hong operation is now in full production, and beginning in the first quarter of 1997, is making a positive contribution to the Company's bottom line.

                  Mr. Raymond Soong, who became a director and Chairman of the Board of the Company effective March 16, 1993, is also the Chairman of the Board of Silitek, LPSC, Taiwan Liton, and the newly formed Kai Hong joint venture.

                  Mr. David Lin, who has been a director of the Company since 1991 and effective March 16, 1993 became President and Chief Executive Officer of the Company, is also the President and a director of Silitek and his salary is fully paid by Silitek. See "Item 11. Executive Compensation." Mr. Lin is also a director of the newly formed Kai Hong joint venture.

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

                  During 1996, Mr. Michael R. Giordano, a member of the Company's Board of Directors and Senior Vice President-Investment Consulting at the investment banking firm of PaineWebber, Inc., has, from time to time, assisted members of the Board of Directors and Executive Officers of the Company in stock option exercises and subsequent stock sales of the Company's Common Stock. Mr. Giordano is also the pension consultant for the Company's 401(k) plan. Mr. Giordano has also, from time to time, assisted LPSC in stock transactions. Compensation received by Mr. Giordano for services rendered to the Company and LPSC in 1996 was less than $2,000.

                  Mr. Pedro Morillas, Executive Vice President of the Company is also a director of the newly formed Kai Hong joint venture.

                  Mr. Joseph Liu, Vice President, Operations, Chief Financial Officer and Secretary of the Company, is also a director of the newly formed Kai Hong joint venture, and Serves as Chief Financial Officer of FabTech.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      FINANCIAL STATEMENT SCHEDULES


                  (1)  Financial statements:

                                                                                                   Page
                                                                                                   ----
                           Independent Auditors' Report                                             31

                           Consolidated Balance Sheet at December 31, 1996 and 1995               32 to 33

                           Consolidated  Statement of Income for the Years Ended December 31,
                           1996, 1995, and 1994                                                     34

                           Consolidated  Statement  of  Stockholders'  Equity for the Years Ended
                           December 31, 1996, 1995, 1994                                            35

                           Consolidated  Statement of Cash Flows for the Years Ended December 31,
                           1996, 1995, and 1994                                                     36

                           Notes to Consolidated Financial Statements                             37 to 46

                  (2)  Schedules:

                           Report of Independent Accountants on Financial Statements and
                           Schedules                                                                47

                           Schedule II -- Valuation and Qualifying Accoun                           48



         (b)      EXHIBITS

                           See the Index to Exhibits at page 51 of this Annual Report on Form 10-K for exhibits filed or incorporated by reference


         (c)      REPORTS ON FORM 8-K

                  None.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries


We have audited the accompanying consolidated balance sheet of Diodes Incorporated and Subsidiaries, as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


MOSS ADAMS LLP



/s/ Moss Adams LLP
Los Angeles, California
February 21, 1997

                      DIODES INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1996 AND 1995

                                                           ASSETS

                                                        1996          1995
                                                    -----------   -----------
CURRENT ASSETS
     Cash                                           $ 1,820,000   $   478,000
     Accounts receivable
        Customers                                     7,901,000     7,794,000
        Related party                                   376,000       233,000
        Other                                           352,000       194,000
                                                    -----------   -----------
                                                      8,629,000     8,221,000
        Allowance for doubtful accounts                 253,000       177,000
                                                    -----------   -----------
                                                      8,376,000     8,044,000

     Inventories                                     13,268,000    16,295,000
     Deferred income taxes                            1,426,000       893,000
     Prepaid expenses and other                         345,000       173,000
                                                     ----------    ----------
                     Total current assets            25,235,000    25,883,000


PROPERTY, PLANT AND EQUIPMENT, at cost, net
     of accumulated depreciation and amortization     4,628,000     1,527,000


ADVANCES TO RELATED PARTY VENDOR                      2,631,000           -

INVESTMENT IN JOINT VENTURE                                 -       1,878,000


OTHER ASSETS                                             52,000        75,000
                                                    -----------   -----------


                     Total assets                   $32,546,000   $29,363,000
                                                    ===========   ===========





                          The accompanying notes are an
                   integral part of these financial statements

                      DIODES INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1996 AND 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 1996         1995
                                                                             -----------   -----------
CURRENT LIABILITIES
     Due to bank                                                               $     -     $ 3,916,000
     Accounts payable
       Trade                                                                   2,303,000     5,454,000
       Related party                                                           2,250,000       621,000
     Accrued liabilities                                                       2,102,000     1,954,000
     Income taxes payable                                                        223,000       637,000
     Current portion of long-term debt                                           954,000        38,000
                                                                             -----------   -----------
                  Total current liabilities                                    7,832,000    12,620,000

LONG-TERM DEBT, net of current portion                                         4,288,000       244,000


MINORITY INTEREST IN JOINT VENTURE                                               962,000           -


STOCKHOLDERS' EQUITY
     Class A convertible preferred stock -
       par value $1 per share; 1,000,000
        shares authorized; no shares
        issued and outstanding                                                       -             -
     Common stock - par value $.66 2/3 per share;
        9,000,000 shares authorized; 5,675,794 shares in 1996 and
        5,675,619 shares in 1995 issued and outstanding                        3,784,000     3,784,000
     Additional paid-in capital                                                5,768,000     5,768,000
     Retained earnings                                                        11,694,000     8,729,000
                                                                             -----------   -----------
                                                                              21,246,000    18,281,000
     Less: Treasury stock - 717,115 shares of
         common stock, at cost                                                 1,782,000     1,782,000
                                                                             -----------   -----------

                                                                              19,464,000    16,499,000
                                                                             -----------   -----------

                  Total liabilities and stockholders' equity                 $32,546,000   $29,363,000
                                                                             ===========   ===========



                          The accompanying notes are an
                   integral part of these financial statements

                      DIODES INCORPORATED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                        1996            1995           1994
                                                   ------------    ------------    ------------
NET SALES                                          $ 56,019,000    $ 58,190,000    $ 38,275,000

COST OF GOODS SOLD                                   41,177,000      41,727,000      27,578,000
                                                   ------------    ------------    ------------

               Gross profit                          14,842,000      16,463,000      10,697,000

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                             10,386,000       9,522,000       7,563,000
                                                   ------------    ------------    ------------

               Income from operations                 4,456,000       6,941,000       3,134,000

OTHER INCOME (EXPENSES)
     Interest income                                    187,000          46,000          57,000
     Interest expense                                  (538,000)       (190,000)        (63,000)
     Minority interest in joint venture net loss        238,000             -               -
     Equity earnings in joint venture                       -               -            71,000
     Commissions and other                              295,000         513,000         366,000
                                                   ------------    ------------    ------------

               Income before income taxes             4,638,000       7,310,000       3,565,000

INCOME TAX PROVISION                                 (1,673,000)     (2,610,000)     (1,202,000)
                                                   ------------    ------------    ------------

NET INCOME                                         $  2,965,000    $  4,700,000    $  2,363,000
                                                   ============    ============    ============


EARNINGS PER SHARE                                 $        .55    $        .90    $        .46
                                                   ============    ============    ============

Number of shares used in computation                  5,362,027       5,220,196       5,136,510
                                                   ============    ============    ============



                          The accompanying notes are an
                   integral part of these financial statements

                      DIODES INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                   Preferred Stock               Common Stock
                               ---------------------   ----------------------
                                                                                          Additional                   Common
                                                                     Shares                 paid-in      Retained       stock
                               Shares       Amount       Shares   in treasury  Amount       capital      earnings    in treasury
                               -------    ---------    ---------  -----------  ------     ---------     ---------    -----------
BALANCE,
  December 31, 1993            169,629    $ 170,000    5,245,957   717,115   $3,497,000   $4,445,000   $ 1,666,000   $1,782,000

Exercise of stock options,
  including $250,000 income
  tax benefit                      -            -         97,167       -         65,000      346,000           -           -

Net income for the year
  ended December 31, 1994          -            -            -         -            -            -       2,363,000         -
                               -------    ---------    ---------   -------   ----------   ----------   -----------   ----------

BALANCE,
  December 31, 1994            169,629      170,000    5,343,124   717,115    3,562,000    4,791,000     4,029,000    1,782,000

Exercise of stock options,
  including $684,000 income        -            -        162,766       -        109,000      920,000           -
  tax benefit

Re-issuance of lost shares         -            -            100       -            -            -             -           -

Preferred
  stock converted             (169,629)    (170,000)     169,629       -        113,000       57,000           -

Net income for the year
  ended December 31, 1995          -            -            -         -            -            -       4,700,000        -
                               -------    ---------    ---------   -------   ----------   ----------   -----------   ----------

BALANCE,
  December 31, 1995                -            -      5,675,619   717,115    3,784,000    5,768,000     8,729,000    1,782,000

Exercise of stock options          -            -            175       -            -            -             -         -

Net income for the year
  ended December 31, 1996          -            -            -         -            -            -       2,965,000       -
                                          ---------    ---------   -------   ----------   ----------   -----------   ----------

BALANCE,
  December 31, 1996                -      $     -      5,675,794   717,115   $3,784,000   $5,768,000   $11,694,000   $1,782,000
                               =======    =========    =========   =======   ==========   ==========   ===========   ==========


                          The accompanying notes are an
                   integral part of these financial statements

                      DIODES INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                     1996           1995          1994
                                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                  $ 2,965,000    $ 4,700,000    $ 2,363,000
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
        Depreciation and amortization                                656,000        339,000        328,000
        Joint venture loss                                          (238,000)           -          (71,000)
        Gain on sale of property, plant and equipment                (41,000)       (67,000)        (8,000)
        Changes in operating assets and liabilities
          Accounts receivable                                       (332,000)    (1,949,000)    (1,603,000)
          Inventories                                              3,027,000     (9,280,000)    (1,198,000)
          Prepaid expenses and other assets                         (149,000)        43,000         96,000
          Deferred income taxes                                     (533,000)       (78,000)      (321,000)
          Accounts payable                                        (1,522,000)     2,198,000      1,532,000
          Accrued liabilities                                        148,000        577,000        561,000
          Income taxes payable                                      (414,000)    (1,220,000)     1,390,000
          Deferred compensation payable                                  -          (14,000)       (71,000)
                                                                 -----------    -----------    -----------

              Net cash provided (used) by operating activities     3,567,000     (4,751,000)     2,998,000
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Liquidation of investment in joint venture                          -              -          400,000
     Investment in joint venture and advances to vendors          (2,631,000)    (1,878,000)           -
     Minority interest of joint venture investment                 1,200,000            -              -
     Purchases of property, plant and equipment                   (1,848,000)      (348,000)      (522,000)
     Proceeds from sales of property, plant and equipment             10,000        145,000         13,000
                                                                 -----------    -----------    -----------

              Net cash used by investing activities               (3,269,000)    (2,081,000)      (109,000)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances (repayments) on line of credit, net                 (3,916,000)     3,916,000     (2,000,000)
     Net proceeds from the issuance of capital stock                     -        1,713,000        162,000
     Proceeds from borrowing of long term debt                     5,000,000            -              -
     Repayments of long-term debt                                    (40,000)       (52,000)      (119,000)
                                                                 -----------    -----------    -----------

              Net cash provided (used) by financing activities     1,044,000      5,577,000     (1,957,000)
                                                                 -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                                        1,342,000     (1,255,000)       932,000

CASH, beginning of year                                              478,000      1,733,000        801,000
                                                                 -----------    -----------    -----------

CASH, end of year                                                $ 1,820,000    $   478,000    $ 1,733,000
                                                                 ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid (received) during the
  year for:
     Interest                                                    $   575,000    $   169,000    $    73,000
                                                                 ===========    ===========    ===========
     Income taxes                                                $ 2,597,000    $ 1,344,000    $  (114,000)
                                                                 ===========    ===========    ===========

  Non-Cash Financing Activity
     Tax Benefit related to exercise of stock options
       credited to paid-in capital                               $        -     $   684,000    $   250,000
                                                                 ===========    ===========    ===========



                          The accompanying notes are an
                   integral part of these financial statements

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1   -       SUMMARY OF  OPERATIONS  AND  SIGNIFICANT  ACCOUNTING POLICIES

                  NATURE OF OPERATIONS - Diodes Incorporated and its subsidiaries distribute diodes, transistors, and semi-conductors. The products are sold to electronics manufacturers primarily throughout North America.

                  PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Diodes Taiwan Co., Ltd. and its majority owned subsidiary Shanghai Kai Hong Electronics, Co. Ltd. (both foreign subsidiaries). All significant intercompany balances and transactions have been eliminated.

                  INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out basis.

                  DEPRECIATION AND AMORTIZATION - Property, plant and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives, which range from 20 to 53 years for buildings and 1 to 10 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over 1 to 5 years.

                  INCOME TAXES - Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for the differences in the financial reporting bases and tax bases of the Company's assets and liabilities. Income taxes are further explained in Note 8.

                  CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk include trade accounts receivable. Credit risk is limited by the dispersion of the Company's customers over various geographic areas, operating primarily in the electronics manufacturing and distribution industries. The Company performs on-going credit evaluations of its customers and generally requires no collateral from its customers. Historically, credit losses have not been significant.

                  The Company and its subsidiaries maintain cash balances at major financial institutions in the United States, Taiwan, and China. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts at each institution in Taiwan are insured by the Central Deposit Insurance Company up to NT$1,000,000.

                  FOREIGN OPERATIONS - Through its subsidiaries the Company maintains operations in Taiwan and China for which the functional currency is the U.S. dollar. Assets and liabilities of its foreign operations are not hedged and therefore are subject to fluctuations in the currency exchange rate between the U.S. and NT dollar and Renminbi Yuan.

                  Monetary assets and liabilities are translated at the year-end exchange rate. Non-monetary assets and liabilities are converted at historical rates. Income and expense accounts are translated using an average exchange rate for the year, except that cost of goods sold and depreciation expense are remeasured using historical rates. Included in net income are translation gains of approximately $13,000 for the year ended December 31, 1996 and losses of approximately $66,000, and $84,000 for the years ended December 31, 1995 and 1994, respectively.

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

                  INVESTMENTS IN JOINT VENTURES - The joint venture investment in Kai Hong is eliminated in consolidation of the Companies financial statements and activities of Kai Hong are included there-in. A minority interest is reflected for the minority stockholder's share of Kai Hong's capital investment and retained earnings or accumulated deficit (Note 4).

                  The Company's investment in Seefull Electronic Co., Ltd. was accounted for using the equity method of accounting. During 1994 the joint venture was liquidated (Note 4).

                  USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates used in preparing these financial statements include allowance for doubtful accounts, reserves for inventory market valuation, deferred income tax assets, and accrued liabilities.

                  STOCK-BASED COMPENSATION - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This standard is effective for the year ending December 31, 1996, however adoption is optional. The Company has determined that it will continue to apply APB Opinion No. 25 (APB 25) and related Interpretations in accounting for its option plans. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock.

                  The new standard allows the Company to continue to account for stock-based compensation under APB 25, with disclosure of the effects of the new standard. The proforma effect on income as if the Company had adopted SFAS 123 is disclosed in Note 9.

NOTE  2  -  INVENTORIES

                                                 December 31,
                                        ----------------------------
                                            1996              1995
                                        -----------      -----------
            Finished goods              $12,468,000      $15,602,000
            Work-in-progress                394,000          367,000
            Raw materials                   406,000          326,000
                                        -----------      -----------
                                        $13,268,000      $16,295,000
                                        ===========      ===========

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE      3    -  PROPERTY, PLANT AND EQUIPMENT

                                                 December 31,
                                         -----------------------
                                             1996        1995
                                         ----------   ----------
         Building                        $  893,000   $  468,000
         Leasehold improvements             143,000      140,000
         Machinery and equipment          5,104,000    1,806,000
                                         ----------   ----------
                                          6,140,000    2,414,000
         Less accumulated depreciation
           and amortization               1,835,000    1,210,000
                                         ----------   ----------
                                          4,305,000    1,204,000
         Land                               323,000      323,000
                                         ----------   ----------
                                         $4,628,000   $1,527,000
                                         ==========   ==========


NOTE 4  -  JOINT VENTURES AND ADVANCES TO RELATED PARTY VENDORS

          SHANGHAI KAI HONG ELECTRONICS, CO. LTD.- In June 1995, the Company entered into a product sourcing and compensation trade agreement with Shanghai Kai Hong Electronics Company, Ltd. (Kai Hong), an entity in Shanghai, China. Initially, the agreement with Kai Hong was structured as a trade agreement whereby the Company was to make cash and other forms of advances for the development of a production facility. Effective March 18, 1996, a joint venture was established between the Company and the original owner of Kai Hong. The Company has a 70% controlling interest in the joint venture and is responsible for production and management. The venture parties have made a significant equity contribution to the joint venture and a portion of the cost of developing the project is debt financed. The joint venture agreement allows for additional production expansion in phases according to market demand. During 1996 advances of $1,878,000 made to Kai Hong in 1995 by the Company were converted into capital investment in the Joint Venture and $922,000 of additional cash was contributed by the Company to the joint venture. The Company may contribute up to $10 million of additional capital investment and has committed to guarantee additional contributed capital investments of Kai Hong's minority shareholder in exchange for an assignment of the shareholder's interest in Kai Hong.

          FABTECH INCORPORATED - Under an agreement entered into in February 1996 the Company has advanced $2.5 million in cash and equipment to a related party vendor FabTech Incorporated, a wholly owned subsidiary of Lite-On Power Semiconductor Corporation (Note 11).

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4  -  JOINT  VENTURES  AND  ADVANCES  TO  RELATED  PARTY  VENDORS
          (Continued)

          SEEFULL - In February 1993, under a Joint Shareholder Agreement, the Company and Lite-On Power Semiconductor (Note 11) each purchased 50% of the common stock of Shanghai Seefull Electronic Co., Ltd. (Seefull) for $400,000. During 1994, Lite-On Power Semiconductor purchased the Company's share of Seefull for $400,000 cash, and the JV agreement was terminated.

NOTE 5  -  BANK CREDIT AGREEMENT AND LONG-TERM DEBT

          The Company has a $22.6 million credit agreement with a major bank providing a working capital line of credit up to $9 million, term commitment notes providing up to $9.5 million for plant expansion and advances to vendors, and letters of credit of $4.1 million for Kai Hong. Interest on outstanding borrowings under the complete credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require payments of interest only for six months from the date of distribution and fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions which, among other matters requires the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of December 31, 1996.

          The working capital line of credit expires August 3, 1998. The line contains a sublimit of $2 million for issuance of commercial and stand-by letters of credit. During 1996 average and maximum borrowings outstanding on the line of credit were $2,975,000 and $8,382,000, respectively. The weighted average interest rate on outstanding borrowings was 7.4% for the year ended December 31, 1996.

          As of December 31, 1996 $5 million is outstanding under the term note commitment. The Company may borrow the remaining $4.5 million available under the term note commitment through September 7, 1997.

                  Long-term debt is comprised of the following:

                                                                                  December 31,
                                                                             ---------------------
                                                                                1996        1995
                                                                             ----------   --------
         LOAN PAYABLE to bank secured by buildings and land, with monthly principal payments of NT$84,000 (approximately $3,000 U.S.), plus
         interest at  7% per annum through November 2003                     $  242,000   $281,000

         TERM NOTE PAYABLE to bank secured by substantially
         all assets with monthly principal payments of $83,000                5,000,000        -
         plus interest at LIBOR plus 1.5% through February 2002

         OTHER                                                                      -        1,000
                                                                             ----------   --------
                                                                              5,242,000    282,000
                      Current portion                                           954,000     38,000
                                                                             ----------   --------
                      Long-term portion                                      $4,288,000   $244,000
                                                                             ==========   ========

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5  -  BANK CREDIT AGREEMENT AND LONG-TERM DEBT (CONTINUED)

          The aggregate maturities of long-term debt for future years ending December 31 are as follows:

                 1997                                         $  954,000
                 1998                                          1,037,000
                 1999                                          1,037,000
                 2000                                          1,037,000
                 2001                                          1,037,000
              Thereafter                                         140,000
                                                              ----------
                                                              $5,242,000
                                                              ==========


NOTE      6  -  ACCRUED LIABILITIES

                                                        December 31,
                                                   -----------------------
                                                      1996         1995
                                                   ----------   ----------
         Employee compensation and payroll taxes   $  609,000   $  839,000
         Sales commissions                            419,000      486,000
         Professional and consulting fees             559,000      516,000
         Other                                        515,000      113,000
                                                   ----------   ----------
                                                   $2,102,000   $1,954,000
                                                   ==========   ==========


NOTE 7  -  VALUATION OF FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standard No. 107 "Disclosures About Fair Value of Financial Instruments" (SFAS 107) requires disclosure of the fair market value of financial instruments for which it is practicable to estimate fair value. The Company's financial instruments include cash, accounts receivable, accounts payable, working capital line of credit, and long term debt. The Company considers the carrying amounts of all financial instruments to approximate fair value.

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 8  -  INCOME TAXES

          The components of the income tax provisions are as follows:

                                          Year ended December 31,
                                -----------------------------------------
                                     1996          1995           1994
                                -----------    -----------    -----------
         Current
             Federal            $   982,000    $ 1,720,000    $   988,000
             Foreign                678,000        450,000        189,000
             State                  322,000        518,000        346,000
                                -----------    -----------    -----------
                                  1,982,000      2,688,000      1,523,000
         Deferred tax benefit      (309,000)       (78,000)      (321,000)
                                -----------    -----------    -----------
                                $ 1,673,000    $ 2,610,000    $ 1,202,000
                                ===========    ===========    ===========


          A reconciliation between the effective tax rate and the statutory Federal tax rate for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                               1996                           1995                         1994
                                   ---------------------------   ---------------------------     -------------------------
                                                    Percent                        Percent                        Percent
                                                   of pretax                      of pretax                      of pretax
                                     Amount         earnings       Amount          earnings       Amount          earnings
Federal tax at 34%                 $ 1,577,000        34.0%      $ 2,485,000          34.0%      $1,212,000         34.0%
State franchise tax,
  net of federal benefit               284,000         6.1           449,000           6.1          228,000         6.41
Foreign income tax at
  lower rates                         (257,000)       (5.5)         (248,000)         (3.4)         (82,000)       (2.3)
 Net change in deferred tax
  asset valuation allowance                -           -                 -           -             (162,000)       (4.5)
Other                                   69,000         1.5           (76,000)         (1.0)           6,000          .1
                                   -----------        ----       -----------          ----       ----------        ----

  Income tax provision (benefit)   $ 1,673,000        36.1%      $ 2,610,000          35.7%      $1,202,000        33.7%
                                   ===========        ====       ===========          ====       ==========        ====



          At December 31, 1996 and 1995, the Company's deferred tax asset is comprised of the following items:


                                                      1996        1995
                                                   ----------   --------
         Inventory cost                            $  872,000   $737,000
         Accrued expenses and state income taxes      405,000     74,000
         Miscellaneous                                149,000     82,000
                                                   ----------   --------
                                                   $1,426,000   $893,000
                                                   ==========   ========

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -  STOCK OPTION PLANS

          The Company has stock option plans for directors, officers, and employees, which provide for nonqualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for the incentive options) at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option. At December 31, 1996, options for 621,392 shares were exercisable and 1,713,284 shares were available for future grants under the plans.



                                                                  Outstanding Options
                                                    --------------------------------------------
                                                                           Price Per Share
                                                                   -----------------------------
                                                                                       Weighted
                                                      Number            Range           Average

                  Balance, December 31, 1993         566,500       $ .875 - 3.88          $1.72

                       Granted                        65,000                7.88           7.88

                       Exercised                     (97,167)        .875 - 3.88           1.68
                                                   ---------      --------------       -----

                  Balance, December 31, 1994         534,333          .875 - 7.88          2.48

                       Granted                        60,000                11.25         11.25

                       Exercised                    (162,766)         1.00 - 2.63          1.66
                                                   ---------      ---------------      --------

                  Balance, December 31, 1995         431,567            .88-11.25          3.84

                       Granted                       605,000                 6.00          6.00

                       Exercised                        (175)                2.63          2.63

                       Canceled                      (10,000)                6.00          6.00
                                                   ---------       --------------       -------
                  Balance, December 31, 1996       1,026,392       $  .88 - 11.25       $  5.09
                                                   =========       ==============       =======


                  The Company also has an incentive bonus plan which reserves 200,000 shares of stock for issuance to key employees. As of December 31, 1996, 124,000 shares remain available for issuance under this plan.

                  Had compensation cost for the Company's 1995 and 1996 options granted been determined consistent with SFAS 123, the Company's net income and earnings per share would approximate the proforma amounts below:

                                                         As Reported     Pro Forma

          1996    Net income                           $  2,965,000    $  2,318,000
                                                       ============    ============

                  Earnings per share                   $        .55    $        .43
                                                       ============    ============

          1995    Net income                           $  4,700,000    $  4,612,000
                                                       ============    ============

                  Earnings per share                   $        .90    $        .88
                                                       ============    ============

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - MAJOR SUPPLIERS


          The Company purchases a significant amount of its inventory from two suppliers, one of which is a related party (Note 11). During 1996, 1995, and 1994, purchases from these suppliers amounted to approximately 59%, 50%, and 59%, respectively, of total inventory purchases. There are a limited number of suppliers for these materials.


NOTE      11   -  RELATED PARTY TRANSACTIONS


                  The Company's principal stockholder is Lite-On Power Semiconductor Corporation (LPSC), a Taiwan corporation. LPSC owns approximately 40% of the Company's common stock. The Company's subsidiaries buy product from and sell product to LPSC. Transactions with LPSC for the years ended December 31 and outstanding balances as of December 31 are as follows:


                                   1996        1995         1994
                               ----------   -----------  ----------
         NET SALES             $1,895,000   $1,998,000   $  948,000
                               ==========   ==========   ==========

         PURCHASES             $10,403,000   $6,512,000   $5,048,000
                               ===========   ==========   ==========

         ACCOUNTS RECEIVABLE   $   376,000   $  233,000   $  158,000
                               ===========   ==========   ==========

         ACCOUNTS PAYABLE      $2,250,000   $  621,000    $  334,000
                               ==========   ==========    ==========


                  During 1995, LPSC converted its 169,629 shares of preferred stock, $1 par value, on a 1 for 1 basis, to common stock, $.66 2/3 par value. The difference between the par value of the preferred shares and that of the common shares was recorded as additional paid in-capital.

                  Advances to a wholly owned subsidiary of LPSC located in the U.S. consist of $2.5 million cash advanced and $131,000 accrued interest on the advances. Advances are secured by the vendor's accounts receivable and accrue interest at a rate consistent with the Company's borrowing rate (Note 5). The balances will be repaid through a compensation trade arrangement until February 14, 2001, at which time any balances outstanding will be due on demand. The compensation trade arrangement allows the Company to pay reduced amounts for goods purchased from the vendor.

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - OPERATIONS BY GEOGRAPHIC AREAS

          Information about the Company's operations in the United States, Taiwan, and China are presented below. Items transferred among the Company and its subsidiaries are transferred at prices to recover costs plus an appropriate mark up for profit. Inter-geographic revenues and assets have been eliminated to arrive at the consolidated amounts. Identifiable assets are total assets which are identified with the operations in the respective country.

                                                  1996             1995            1994
                                               ------------    ------------    ------------
         Net sales - unconsolidated entities
              United States                    $ 47,921,000    $ 52,742,000    $ 35,177,000
              Asia                                8,098,000       5,448,000       3,098,000
                                               ------------    ------------    ------------

                                               $ 56,019,000    $ 58,190,000    $ 38,275,000
                                               ============    ============    ============
         Inter-geographic net sales
              United States                    $    955,000    $  2,370,000    $  1,477,000
              Asia                               13,365,000      12,407,000       7,809,000
                                               ------------    ------------    ------------

                                               $ 14,320,000    $ 14,777,000    $  9,286,000
                                               ============    ============    ============

         Total net sales
              United States                    $ 48,876,000    $ 55,112,000    $ 36,654,000
              Asia                               21,463,000      17,855,000      10,907,000
              Less inter-geographic
                net sales                       (14,320,000)    (14,777,000)     (9,286,000)
                                               ------------    ------------    ------------

                                               $ 56,019,000    $ 58,190,000    $ 38,275,000
                                               ============    ============    ============

         Income from operations
              United States                    $  3,019,000    $  5,536,000    $  2,542,000
              Asia                                1,437,000       1,405,000         592,000
                                               ------------    ------------    ------------

                                               $  4,456,000    $  6,941,000    $  3,134,000
                                               ============    ============    ============

         Identifiable assets
              United States                    $ 27,909,000    $ 26,015,000    $ 14,230,000
              Asia                                4,637,000       3,348,000       3,315,000
                                               ------------    ------------    ------------

              Total identifiable assets        $ 32,546,000    $ 29,363,000    $ 17,545,000
                                               ============    ============    ============

                      DIODES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS

          The Company leases its main office and warehouse under an operating lease agreement which expires in December 1998. Rental expense amounted to approximately $148,000, $140,000, and $132,000 for the years ended December 31, 1996, 1995 and 1994 respectively.

          Future minimum payments under the noncancellable operating lease for future years ending December 31 are as follows:


            1997                     $131,000
            1998                      136,000
                                     --------

                                     $267,000
                                     ========


NOTE 14 - EMPLOYEE BENEFIT PLAN

          The Company maintains a 401(k) profit sharing plan (the Plan) for the benefit of qualified employees. Employees who participate may elect to make salary deferral contributions to the Plan. The Company may make a discretionary matching contribution of $1 for every $2 contributed by the participant. The Company's contribution is limited to 3% of the employee's compensation. For the years ended December 31, 1996, 1995, and 1994, the Company contributed approximately $120,000, $79,000, and $18,000 respectively to the Plan.


NOTE  15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 Quarter Ended
                           -----------------------------------------------------
                             March 31      June 30      Sept. 30       Dec. 31
                           -----------   -----------   -----------   -----------
FISCAL 1996
      Net Sales            $13,206,000   $13,450,000   $14,394,000   $14,969,000
      Gross Profit           3,713,000     3,455,000     3,501,000     4,173,000
      Net Income               848,000       555,000       755,000       807,000
      Earnings Per Share           .16           .11           .14           .15
FISCAL 1995
      Net Sales            $14,239,000   $14,539,000   $15,356,000   $14,056,000
      Gross Profit           3,943,000     4,138,000     4,432,000     3,950,000
      Net Income               983,000     1,122,000     1,261,000     1,334,000
      Earnings Per Share           .19           .22           .24           .25

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries



Our audits of the consolidated financial statements of Diodes Incorporated and Subsidiaries referred to in our report dated February 21, 1997 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



MOSS ADAMS LLP




/s/ Moss Adams LLP
Los Angeles, California
February 21, 1997

                               DIODES INCORPORATED

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


            COL A           COL B           COL C          COL D          COL E
-----------------------  ------------     ----------    ----------     -------------

                                          Additions
                          Balance at      charged to
                         beginning of       costs &                     Balance at
      Description           period         expenses     Deductions     end of period
      -----------        ------------     ----------    ----------     -------------
Year ended December 31,
1996 - Allowance for
doubtful accounts         $177,000         $ 81,000      $ (5,000)      $253,000
                          ========         ========      ========       ========

Year ended December 31,
1995 - Allowance for
doubtful accounts         $170,000         $ 80,000      $(90,000)      $177,000
                          ========         ========      ========       ========


Year ended December 31,
1994 - Allowance for
doubtful accounts         $ 61,000         $138,000      $(29,000)      $170,000
                          ========         ========      ========       ========

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

                  There are many factors that could cause the events in such forward looking statements to not occur, including but not limited to, general or specific economic conditions, fluctuations in product demand, the introduction of new products, the Company's ability to maintain customer relationships, technological advancements, impact to competitive products and pricing, growth in targeted markets, risks of foreign operations, the ability and willingness of the Company's customers to purchase products provided by the Company, the perceived absolute or relative overall value of these products by the purchasers, including the features, quality, and price in comparison to other competitive products, the level of availability of products and substitutes and the ability and willingness of purchasers to acquire new or advanced products, and pricing, purchasing, financing, operational, advertising and promotional decisions by intermediaries in the distribution channels which could affect the supply of or end-user demands for the Company's products, the amount and rate of growth and the Company's selling, general and administrative expenses, difficulties in obtaining materials, supplies and equipment, difficulties for delays in the development, production, testing and marketing of products including, but not limited to, failure to ship new products and technologies when anticipated, the failure of customers to accept these products or technologies when planned, and defects in products, any failure of economies to develop when planned, the acquisition of fixed assets and other assets, including inventories and receivables, the making or incurring of any expenditures, the effects of and changes in trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations and social and economic conditions, such as trade restriction or prohibition, inflation and monetary fluctuation, import and other charges or taxes, the ability or inability of the Company to obtain or hedge against foreign currency, foreign exchange rates and fluctuations in those rates, intergovernmental disputes as well as actions affecting frequency, use and availability, spectrum authorizations and licensing, the costs and other effects of legal investigations, claims and changes in those items, developments or assertions by or against the Company relating to intellectual property rights, adaptations of new, or changes in, accounting policies and practices in the application of such policies and practices and the effects of changes within the Company's organization or in compensation benefit plans, and activities of parties with which the Company has an agreement or understanding, including any issues affecting any investment or joint venture in which the Company has an investment, and the amount, and the cost of financing which the Company has, and any changes to that financing, and any other information detailed from time to time in the Company's filings with the United States Securities and Exchange Commission.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)


/s/ David Lin                                      March 26, 1997
-------------------------------------
DAVID LIN
President and Chief Executive Officer
(Principal Executive Officer)


/s/ Joseph Liu                                     March 26, 1997
-------------------------------------
JOSEPH LIU
Vice President, Secretary
and Chief Financial Officer
(Principal Financial and Accounting Officer)




                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on March 26, 1997.


/s/ Raymond Soong                                  /s/ David Lin
-------------------------------------              ----------------------------
RAYMOND SOONG                                      DAVID LIN
Chairman of the Board of Directors                 Director


/s/ Michael R. Giordano                            /s/ M.K. Lu
-------------------------------------              ----------------------------
MICHAEL R. GIORDANO                                M.K. LU
Director                                           Director


/s/ Shing Mao                                      /s/ Michael A. Rosenberg
-------------------------------------              ----------------------------
SHING MAO                                          MICHAEL A. ROSENBERG
Director                                           Director


/s/ Leonard M. Silverman
-------------------------------------
LEONARD M. SILVERMAN
Director

                                INDEX TO EXHIBITS

                                                                                Sequential
                                                                                Page Number
                                                                                -----------
NUMBER      DESCRIPTION
------      -----------
3.1       Certificate of Incorporation of Diodes Incorporated (the "Company")
          dated July 29, 1968 (1)

3.2       Amended By-laws of the Company dated August 14, 1987 (2)

10.1      Stock Purchase and Termination of Joint Shareholder Agreement (3)

10.2      1994 Credit Facility Agreement between the Company and Wells Fargo
          Bank, National Association (4)

10.3*     Company's 401(k) Plan - Adoption Agreement (5)

10.4*     Company's 401(k) Plan - Basic Plan Documentation #03 (5)

10.5*     Employment Agreement between the Company and Pedro Morillas (6)

10.6*     Company's Incentive Bonus Plan (7)

10.7*     Company's 1982 Incentive Stock Option Plan (7)

10.8*     Company's 1984 Non-Qualified Stock Option Plan (7)

10.9*     Company's 1994 Non-Qualified Stock Option Plan (7)

10.10*    Company's 1993 Incentive Stock Option Plan (5)

10.11     $6.0 Million Revolving Line of Credit Note (8)

10.12     Credit Agreement between Wells Fargo Bank and the Company dated
          November 1, 1995 (8)

10.13     Kai Hong Compensation Trade Agreement for SOT-23 Product (9)

10.14     Kai Hong Compensation Trade Agreement for MELF Product (10)

10.15     Lite-On Power Semiconductor Corporation Distributorship Agreement (11)

10.16     Loan Agreement between the Company and FabTech Incorporated (12)

10.17     Kai Hong Joint Venture Agreement between the Company and Mrs. J.H.
          Xing (12)

10.18     Quality Assurance Consulting Agreement between LPSC and Shanghai Kai
          Hong Electronics Company, Ltd. (13)

                                             (index continued on following page)

(index continued from previous page)

10.19     Loan Agreement between the Company and Union Bank of California, N.A.
          (13)

10.20 First Amendment to Loan Agreement between the Company and Union Bank of California, N.A.

10.21     Guaranty Agreement between the Company and Shanghai Kaihong
          Electronics Co., Ltd.

10.22     Guaranty Agreement between the Company and Xing International, Inc.

11        Statement regarding Computation of Per Share Earnings

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


                                         (footnotes continued on following page)

(footnotes continued from previous page)

(10) Previously filed as Exhibit 10.3 to Form 10-Q/A, filed with the Commission on October 27, 1995, which is hereby incorporated by reference.

(11) Previously filed as Exhibit 10.4 to Form 10-Q, filed with the Commission on July 27, 1995, which is hereby incorporated by reference.

(12) Previously filed with Company's Form 10-K, filed on April 1, 1996, which is hereby incorporated by reference.

(13) Previously filed with Company's Form 10-Q, filed on May 15, 1996, which is hereby incorporated by reference.


* Constitute management contract, compensatory plans and arrangements which are required to be filed pursuant to Item 601 of Regulation S-K.