Form 10-Q
period 1997-03-31
DIODES INC /DEL/
filed 1997-05-15
CIK 29002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1997

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                 For the transition period from _______ to ________.

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


                                 (805) 446-4800
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 COMMON STOCK, PAR VALUE $0.66 2/3              AMERICAN STOCK EXCHANGE
      (Title of each class)          (Name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

The number of shares of the registrant's Common Stock outstanding as of March 31, 1997, was 5,675,794 including 717,115 shares of treasury stock.


                   THIS REPORT INCLUDES A TOTAL OF 18 PAGES
                        THE EXHIBIT INDEX IS ON PAGE 16

                               DIODES INCORPORATED

                                      INDEX


                                                                                                    Page
                                                                                                    ----
PART I - FINANCIAL INFORMATION

         Item 1 -     Consolidated Financial Statements

                      Consolidated Condensed Balance Sheets at March 31, 1997 and December 31,
                      1996                                                                          3-4

                      Consolidated Condensed Statements of Income for the three months ended
                      March 31, 1997 and March 31, 1996                                               5

                      Consolidated Condensed Statements of Cash Flows for the three months
                      ended March 31, 1997 and March 31, 1996                                         6

                      Notes to Consolidated Condensed Statements for the three months ended
                      March 31, 1997 and March 31, 1996                                               7

        Item 2 -      Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                8-13

PART II - OTHER INFORMATION

        Items 1 through 6                                                                            14

        Signature                                                                                    15

        Index to Exhibits                                                                            16

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL INFORMATION


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS

                                                      (UNAUDITED)
                                                        MARCH 31,      DECEMBER 31,
                                                          1997             1996
                                                     -------------     ------------

CURRENT ASSETS
     Cash                                             $ 5,422,000      $ 1,820,000
     Accounts receivable
         Customers                                      9,752,000        7,901,000
         Related party                                    358,000          376,000
         Other                                            387,000          352,000
                                                      -----------      -----------
                                                       10,497,000        8,629,000
         Less allowance for doubtful receivables          246,000          253,000
                                                      -----------      -----------
                                                       10,251,000        8,376,000

     Inventories                                       12,082,000       13,268,000
     Deferred income taxes                              1,426,000        1,426,000
     Prepaid expenses and other                           266,000          345,000
                                                      -----------      -----------

                  Total current assets                 29,447,000       25,235,000

PROPERTY, PLANT, AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization        5,449,000        4,628,000

ADVANCES TO RELATED PARTY VENDOR                        2,676,000        2,631,000

OTHER ASSETS                                              101,000           52,000
                                                      -----------      -----------


TOTAL ASSETS                                          $37,673,000      $32,546,000
                                                      ===========      ===========

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                  (UNAUDITED)
                                                                                   MARCH 31,       DECEMBER 31,
                                                                                      1997             1996
                                                                                 -------------     ------------

CURRENT LIABILITIES
     Due to bank                                                                   $ 1,000,000      $        --
     Accounts payable
       Trade                                                                         3,363,000        2,303,000
       Related party                                                                 2,246,000        2,250,000
     Accrued liabilities                                                             3,472,000        2,102,000
     Income taxes payable                                                              646,000          223,000
     Current portion of long-term debt                                               1,037,000          954,000
                                                                                   -----------      -----------

                  Total current liabilities                                         11,764,000        7,832,000

LONG-TERM DEBT, net of current portion                                               4,196,000        4,288,000

MINORITY INTEREST IN JOINT VENTURE                                                   1,065,000          962,000

STOCKHOLDERS' EQUITY
     Class A convertible preferred stock par value $1.00 per share;
         1,000,000 shares authorized; no shares
         issued and outstanding at December 31, 1996 and
         March 31, 1997                                                                     --               --
     Common stock - par value $0.66 2/3 per share;
         9,000,000 shares authorized; 5,675,794 shares
         at December 31, 1996 and March 31, 1997
         issued and outstanding                                                      3,784,000        3,784,000
     Additional paid-in capital                                                      5,768,000        5,768,000
     Retained earnings                                                              12,878,000       11,694,000
                                                                                   -----------      -----------

                                                                                    22,430,000       21,246,000
     Less:
         Treasury stock - 717,115 shares of common stock at cost                     1,782,000        1,782,000
                                                                                   -----------      -----------

                  Total stockholders' equity                                        20,648,000       19,464,000
                                                                                   -----------      -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $37,673,000      $32,546,000
                                                                                   ===========      ===========

                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                      --------------------------------
                                                           1997               1996
                                                      ------------       ------------

NET SALES                                             $ 16,490,000       $ 13,206,000
COST OF GOODS SOLD                                      11,789,000          9,493,000
                                                      ------------       ------------

     Gross profit                                        4,701,000          3,713,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             3,028,000          2,457,000
                                                      ------------       ------------

     Income from operations                              1,673,000          1,256,000

OTHER INCOME (EXPENSE)
     Interest income                                        45,000             47,000
     Interest expense                                     (103,000)          (123,000)
     Minority interest in joint venture earnings           (90,000)                --
     Commissions and other                                  89,000            121,000
                                                      ------------       ------------
                                                           (59,000)            45,000

INCOME BEFORE INCOME TAXES                               1,614,000          1,301,000
PROVISION FOR INCOME TAXES                                 430,000            453,000
                                                      ------------       ------------

NET INCOME                                            $  1,184,000       $    848,000
                                                      ============       ============

EARNINGS PER COMMON SHARE                             $       0.22       $       0.16
                                                      ============       ============

Number of shares used in computation                     5,341,469          5,228,123
                                                      ============       ============

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     -----------------------------
                                                                        1997               1996
                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                      $ 1,184,000       $   848,000
     Adjustments to reconcile net income to net cash
         provided (used) by operating activities:
         Depreciation and amortization                                   235,000            82,000
         Increase (decrease) in allowance for doubtful accounts           (7,000)           15,000
     (Increase) decrease in operating assets:
         Accounts receivable                                          (1,868,000)           23,000
         Inventories                                                   1,186,000           151,000
         Prepaid expenses and other                                       79,000           (36,000)
     (Decrease) increase in operating liabilities:
         Trade accounts payable                                        1,060,000        (2,418,000)
         Related party accounts payable                                   (4,000)           (1,000)
         Accrued liabilities                                             641,000           302,000
         Income taxes payable                                            423,000          (582,000)
         Minority interest                                               103,000           740,000
                                                                     -----------       -----------

              Net cash provided (used) by operating activities         3,032,000          (876,000)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                          (327,000)         (588,000)
     Acquisition of other assets                                         (94,000)       (1,869,000)
                                                                     -----------       -----------

              Net cash (used) by investing activities                   (421,000)       (2,457,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances (payments) on line of credit, net                        1,083,000         3,461,000
     Repayments of long-term obligations                                 (92,000)           (9,000)
                                                                     -----------       -----------

              Net cash provided (used) by financing activities           991,000         3,452,000
                                                                     -----------       -----------

INCREASE (DECREASE) IN CASH                                          $ 3,602,000       $   119,000

CASH AT BEGINNING OF PERIOD                                          $ 1,820,000       $   478,000
                                                                     -----------       -----------

CASH AT END OF PERIOD                                                $ 5,422,000       $   597,000
                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Non-Cash Investing Activities
         Purchase of equipment on accounts payable                   $   729,000       $   822,000
                                                                     ===========       ===========
         Conversion of joint venture investment to plant
            and equipment                                            $        --       $ 1,878,000
                                                                     ===========       ===========

                      DIODES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

                  The accompanying unaudited consolidated, condensed financial statements have been prepared in accordance with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report in Form 10-K for the calendar year ended December 31, 1996.

                  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Diodes Taiwan Co., Ltd. (a foreign subsidiary), and the accounts of the Kai Hong joint venture in which the Company has a 70% controlling interest. All significant intercompany balances and transactions have been eliminated.


NOTE B - INCOME TAXES

                  Effective January 1, 1993, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." This pronouncement requires that taxes be provided based upon the tax rate at which the items of income and expense are expected to be settled in the Company's tax return.

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

                  Accordingly, the Company has recorded a net deferred tax asset resulting from net deductible temporary differences in the amount of $1,426,000. This deferred tax asset results primarily from inventory reserves and expense accruals which are not currently deductible for federal income tax purposes.

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


GENERAL

                  The Company's net sales increased 24.9% to $16.5 million for the three months ended March 31, 1997 from $13.2 million in the same period ended March 31, 1996 and primarily due to an increase in customer demand resulting in an increase in the number of units shipped. Throughout most of 1996, the industry experienced a substantial decrease in demand, combined with excess inventory among the Company's customers which negatively affected the Company's net sales and gross profit margins. The Company's net sales for the first quarter of 1997 increased 10.2% over the fourth quarter of 1996, however there can be no assurance that such results will continue or be maintained.

                  The Company was able to increase its gross profit margin to 28.5% for the three months ended March 31, 1997 compared to 28.1% for the same period a year ago, as a result of increased demand and improved inventory control.

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

                  The Company's Kai Hong joint venture, through which the Company has invested $2.8 million in a SOT-23 manufacturing facility on mainland China, has begun to contribute positively to the Company's bottom line in the first quarter of 1997.

                  The Company's net income increased 39.6% to $1.2 million for the three months ended March 31, 1997 from $848,000 in the same period ended March 31, 1996. This was due primarily to the 24.9% increase in net sales combined with a 0.4 percentage point increase in gross profit margin, and 0.2 percentage point decrease in selling, general, and administrative expenses ("SG&A") as a percentage of net sales.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                  The following table sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                             PERCENT OF NET SALES           PERCENTAGE DOLLAR
                          THREE MONTHS ENDED MARCH 31,      INCREASE (DECREASE)
                          ----------------------------    ---------------------
                              1997             1996            '96 TO '97
                          -------------   ------------    ---------------------

Net sales                    100.0 %         100.0 %              24.9 %

Cost of goods sold           (71.5)          (71.9)               24.2
                            ------           ------              -----

Gross profit                  28.5            28.1                26.6

SG&A                         (18.4)          (18.6)               23.2
                            ------           ------              -----

Income from operations        10.1             9.5                33.2

Interest expense, net         (0.3)           (0.6)              (23.7)

Other income                   0.0             1.0              (100.8)
                            ------           ------             ------

Income before taxes            9.8             9.9                24.1

Income taxes                   2.6             3.5                (5.1)
                            ------           ------             ------

Net income                     7.2             6.4                39.6
                            ======           ======             ======


                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                    1997                  1996
                                    ----                  ----
NET SALES                       $ 16,490,000          $ 13,206,000
---------

                  The Company's net sales increased approximately $3.3 million or 24.9% for the three months ended March 31, 1997 compared to the same period last year and was primarily attributed to an increase in customer demand resulting in an increase in the number of units shipped. Throughout most of 1996, the industry experienced a substantial decrease in demand, combined with excess inventory among the Company's customers which negatively affected the Company's net sales and gross profit margins. The Company's net sales for the first quarter of 1997 increased 10.2% over the fourth quarter of 1996, however there can be no assurance that such results will continue.


                                 1997                  1996
                                 ----                  ----
GROSS PROFIT                 $ 4,701,000           $ 3,713,000
GROSS MARGIN PERCENTAGE         28.5%                 28.1%

                  The Company's gross profit for the three months ended March 31, 1997 increased approximately $988,000 or 26.6% compared to the same period last year, primarily due to the 24.9% increase in net sales, as well as increased demand and improved inventory control. The gross margin percentage increased 0.4 percentage points.


                                     1997                  1996
                                     ----                  ----
SG&A                             $ 3,028,000           $ 2,457,000

                  The Company's SG&A for the three months ended March 31, 1997 increased approximately $571,000 or 23.2% compared to the same period last year, due primarily to: (i) an increase of approximately $164,000 in sales commissions paid on the 24.9% increase in net sales, (ii) approximately $130,000 in operating expenses associated with the Kai Hong manufacturing facility which commenced operations in the second quarter of 1996, and (iii) $115,000 associated with new marketing programs. The Company's SG&A as a percentage of net sales decreased to 18.4% for the three months ended March 31, 1997 from 18.6% for the same period last year, and from 20.0% in the fourth quarter of 1996.

                                  1997                  1996
                                  ----                  ----
INCOME FROM OPERATIONS        $ 1,673,000           $ 1,256,000

                  The Company's 1997 comparative increase in operating profit of approximately $417,000, or 33.2%, is primarily the result of the Company's 24.9% increase in net sales, 26.6% increase in gross profit, and 0.2 percentage point decrease in SG&A as a percentage of net sales.


                                        1997                  1996
                                        ----                  ----
INTEREST INCOME                      $  45,000             $  47,000
INTEREST EXPENSE                     $ 103,000             $ 123,000

                  The Company's interest income for the three months ended March 31, 1997, remained substantially unchanged compared to the same period last year as the Company is advancing funds under its sourcing agreements. Interest income is primarily the interest charged to FabTech under the Company's loan agreement. The Company's interest expense for 1996 decreased $20,000 or 16.3%. Interest expense is primarily the result of the $2.8 million investment in the Kai Hong joint venture.

                                           1997                  1996
                                           ----                  ----
MINORITY INTEREST IN JOINT VENTURE      $ (90,000)                 --

                  The Company's minority interest in joint venture for the three months ended March 31, 1997 is the minority investor's share of the joint venture's net income for the period. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of Kai Hong are included therein. The minority interest in joint venture for the three months ended March 31, 1996 is zero because the Kai Hong joint venture did not commence operations until June 1996.

                                 1997                  1996
                                 ----                  ----
OTHER INCOME                   $ 89,000             $ 121,000

                  The Company's other income for the three months ended March 31, 1997 decreased approximately $32,000, or 26.4%, compared to other income for the same period in 1996 primarily as a result of decreased commissions earned by the Company's Taiwan subsidiary on drop shipment sales in Asia.


                                 1997                  1996
                                 ----                  ----
INCOME TAXES                  $ 430,000             $ 453,000

                  The Company's income taxes for the three months ended March 31, 1997 decreased approximately $23,000, or 5.1%, compared to income taxes for the same period last year. The Company's effective tax rate in the current quarter decreased to 26.6% from 34.8% as a result of the joint venture net income in China, which under Chinese tax law is not taxed for the first two years upon commencing profitable operation.

                                      1997                  1996
                                      ----                  ----
NET INCOME                        $ 1,184,000            $ 848,000
EARNINGS PER SHARE                   $ 0.22                $ 0.16

                  The Company's net income for the three months ended March 31, 1997 increased approximately $336,000 or 39.6% compared to the same period in 1996 due to the 24.9% and 26.6% increases in net sales and gross profit, respectively, as well as a decrease in SG&A as a percentage of net sales of 0.2 percentage points. Earnings per share increased approximately 37.5% for the three months ended March 31, 1997, compared to the same period in 1996. The number of common and common equivalent shares outstanding for the three months ended March 31, 1997 increased 2.2% compared to the same period last year, due primarily to stock options issued.


FINANCIAL CONDITION

         LIQUIDITY AND CAPITAL RESOURCES

                  Cash provided by operating activities for the three months ended March 31, 1997 was $3.0 million compared to cash used by operating activities of $876,000 as of March 31, 1996. The primary sources of cash flows from operations for the three months ended March 31, 1997 were net income of $1.2 million and a decrease in inventories which resulted in an increase in cash flows of $1.2 million. The Company believes this reduced level of inventory is adequate to effectively service current and new customers as well as to provide for managed growth. The primary use of cash flow from operations was a $1.9 million increase in accounts receivable. Accounts receivable increased 21.6% on a 24.9% increase in net sales as the Company continues to closely monitor its credit policy while, at times, providing more flexible terms when necessary. The ratio of the Company's current assets to current liabilities on March 31, 1997, was 2.5 to 1 compared to a ratio of 3.2 to 1 as of December 31, 1996.

                  Cash used by investing activities was $421,000 for the three months ended March 31, 1997, compared to $2.5 million for the same period in 1996. The Company has provided approximately $2.8 million to Kai Hong - for the construction of a new facility for the manufacture of SOT-23s; and approximately $1.2 million to FabTech - to be used in upgrading, reconfiguring, and starting up operations at an existing wafer fabrication facility.

                  The Company has a 70% interest in the Kai Hong joint venture, is responsible for production and management, and currently receives 100% of the production. The venture parties have made a significant equity contribution to the joint venture and a portion of the cost of developing the project is debt financed. The Kai Hong operation is now in full production with its existing equipment and, beginning in the first quarter of 1997, is making a positive contribution to the Company's bottom line. During the three months ended March 31, 1997, the Company purchased equipment for approximately $729,000 for further capacity expansion. The joint venture agreement allows for additional production expansion in phases according to market demand.

                  The Company's Taiwan and Kai Hong manufacturing facilities receive wafers from FabTech, among others. Output from the FabTech facility includes wafers, which may be used in the production of such products as Schottky barrier diodes, fast recovery epitaxial diodes (FREDs), and other widely used value-added products. Schottky barrier diodes are employed in the manufacture of the power supplies found in personal computers, telecommunications devices and myriad other applications where high frequency, low forward voltage and fast recovery are required.

                  Both the Kai Hong and FabTech alliances are indicative of the Company's desire to participate in the sourcing of advanced-technology discrete components, and to enhance its ability to procure products in a timely fashion and at reasonable costs.

                  Cash provided by financing activities was $1.0 million as of March 31, 1997, compared to cash provided of $3.5 million for the same period in 1996. The Company uses its credit facility to fund the advances to FabTech and Kai Hong as well as to support its operations. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's current foreseeable operating cash requirements. The Company's cash balance at March 31, 1997 increased approximately $3.6 million, or 197.9%, compared to the December 31, 1996 cash balance.

                  In August 1996, the Company obtained a new $22.6 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million, term commitment notes providing up to $9.5 million for plant expansion and advances to vendors, and letters of credit of $4.1 million for Kai Hong. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require payments of interest only for six months from the date of distribution and fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions which, among other matters requires the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of March 31, 1997. The working capital line of credit expires August 3, 1998 and contains a sublimit of $2 million for issuance of commercial and stand-by letters of credit. During 1996, average and maximum borrowings outstanding on the line of credit were $2,975,000 and $8,382,000, respectively. The weighted average interest rate on outstanding borrowings was 7.4% for the year ended December 31, 1996.

                  As of March 31, 1997, $5.0 million is outstanding under the term note commitment. The Company may borrow the remaining $4.5 million available under the term note commitment through September 7, 1997. The Company also has two guaranty agreements which guarantee term loans made by a major bank to Shanghai Kaihong Electronics Co., Ltd. (in order to assist in establishing a credit record with the bank) and the minority investor of the Kai Hong joint venture (as per the Kai Hong joint venture agreement) for $1.0 million and $850,000, respectively. In the event that the Company shall be required to pay any amount whatsoever to any person pursuant to, in connection with or as a result of or relating to the guaranty, the Company shall have the right, in its sole and absolute discretion, to purchase from the minority investor, and the minority investor hereby sells and assigns to the Company, that portion of the minority investor's shares of the capital stock of Shanghai Kaihong Electronics Co., Ltd. obtained by dividing (x) the amount so paid by the Company by (v) the aggregate amount theretofor required to be paid by the minority investor to Shanghai Kaihong Electronics Co., Ltd. for the purchase of such shares, in cancellation of the minority investor's obligations to reimburse for the Company for such amount so paid by the Company.

                  The Company's total working capital increased 1.7% to $17.7 million as of March 31, 1997 from $17.4 million as of December 31, 1996. The Company believes that its working capital position will be sufficient for its requirements in the foreseeable future.

                  As of March 31, 1997, the Company has no material plans or commitments for capital expenditures other than disclosed in the Kai Hong and FabTech agreements previously mentioned. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its credit and financial position will provide sufficient access to funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing product market penetration. The Company's debt to equity ratio increased to 0.77 at March 31, 1997 from 0.62 at December 31, 1996. The Company anticipates this ratio may increase as the Company continues to use its credit facilities to fund additional sourcing opportunities.


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

                  All forward-looking statements contained in this Form 10-Q are subject to, in addition to the other matters described in this Report on Form 10-Q, a variety of significant risks and uncertainties. The following discussion highlights some of these risks and uncertainties. Further, from time to time, information provided by the Company or statements made by its employees may contain forward-looking information. There can be no assurance that actual results or business conditions will not differ materially from those set forth or suggested in such forward-looking statements as a result of various factors, including those discussed below.

                  There are many factors that could cause the events in such forward looking statements to not occur, including, but not limited to, general or specific economic conditions, fluctuations in product demand, the introduction of new products, the Company's ability to maintain customer relationships, technological advancements, impact of competitive products and pricing, growth in targeted markets, risks of foreign operations, the ability and willingness of the Company's customers to purchase products provided by the Company, the perceived absolute or relative overall value of these products by the purchasers, including the features, quality, and price in comparison to other competitive products, the level of availability of products and substitutes and the ability and willingness of purchasers to acquire new or advanced products, and pricing, purchasing, financing, operating, advertising and promotional decisions by intermediaries in the distribution channels which could affect the supply of or end-user demands for the Company's products, the amount and rate of sales growth and the Company's selling, general and administrative expenses, difficulties in obtaining materials, supplies and equipment, difficulties of delays in the development, production, testing and marketing of products including, but not limited to, failure to ship new products and technologies when anticipated, the failure of customers to accept these products or technologies when planned, defects in products, any failure of economies to develop when planned, the acquisition of fixed assets and other assets, including inventories and receivables, the making or incurring of any expenditures, the effects of and changes in trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations and social and economic conditions, such as trade restriction or prohibition, inflation and monetary fluctuation, import and other charges or taxes, the ability or inability of the Company to obtain or hedge against foreign currency, foreign exchange rates and fluctuations in those rates, intergovernmental disputes as well as actions affecting frequency, use and availability, the costs and other effects of legal investigations, claims and changes in those items, developments or assertions by or against the Company relating to intellectual property rights, adaptations of new, or changes in, accounting policies and practices in the application of such policies and practices and the effects of changes within the Company's organization or in compensation benefit plans, and activities of parties with which the Company has an agreement or understanding, including any issues affecting any investment or joint venture in which the Company has an investment, and the amount, and the cost of financing which the Company has, and any changes to that financing, and any other information detailed from time to time in the Company's filings with the United States Securities and Exchange Commission.

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


         ITEM 5.  OTHER INFORMATION

                  On April 25, 1997, the Company announced that definitive agreements have been executed pursuant to which a controlling interest in its major shareholder, Lite-On Power Semiconductor Corporation ("LPSC"), part of the Lite-On Group of the Republic of China, will be transferred to Vishay Intertechnology, Inc. ("Vishay") through a newly formed joint venture. LPSC currently holds 40.2% of the outstanding shares of Diodes Incorporated. The closing of the transaction is subject to regulatory approvals in the Republic of China, the United States, and certain other customary closing conditions, and is expected to occur in mid-summer.

                  The transfer was made in connection with a new joint venture between Vishay and the Lite-On Group involving the worldwide discrete power semiconductor business of LPSC and the Asian passive component business of Vishay. Vishay will hold a 65% controlling interest in the joint venture, and the Lite-On Group will hold the other 35%. The joint venture will own 100% of LPSC.

                  The Company believes that this strategic alliance between the Lite-On Group and Vishay creates one of the premier power semiconductor and passive component companies in the world, with Diodes Incorporated being an integral part of such company. The relative strengths of Diodes Incorporated and Vishay are complementary, and the Company is looking forward to being part of this alliance.


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


DIODES INCORPORATED (Registrant)



/s/ JOSEPH LIU                                                   May 13, 1997
---------------------------------------------
JOSEPH LIU
Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT - 11               COMPUTATION OF EARNINGS PER SHARE

EXHIBIT - 27               FINANCIAL DATA SCHEDULE