Form 10-Q
period 1997-06-30
DIODES INC /DEL/
filed 1997-08-13
CIK 29002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended JUNE 30, 1997

                                   or
        [ ] Transition Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

             For the transition period from _______ to _______


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

The number of shares of the registrant's Common Stock outstanding as of June 30, 1997, was 5,682,461 including 717,115 shares of treasury stock.


                    THIS REPORT INCLUDES A TOTAL OF 22 PAGES
                         THE EXHIBIT INDEX IS ON PAGE 20

                               DIODES INCORPORATED

                                      INDEX


                                                                                              Page
                                                                                              ----
PART I - FINANCIAL INFORMATION

      Item 1 -      Consolidated Financial Statements

                    Consolidated Condensed Balance Sheets at June 30, 1997 and
                    December 31, 1996                                                           3-4

                    Consolidated Condensed Statements of Income for the three months and
                    six months ended June 30, 1997 and June 30, 1996                            5

                    Consolidated Condensed Statements of Cash Flows for the six months
                    ended June 30, 1997 and June 30, 1996                                       6

                    Notes to Consolidated Condensed Statements for the three months ended
                    June 30, 1997 and June 30, 1996                                             7

      Item 2 -      Management's Discussion and Analysis of Financial Condition and Results
                    of Operations for the three months and six months ended June 30, 1997
                    and June 30, 1996                                                           8-15

PART II - OTHER INFORMATION

      Items 1 through 6                                                                         17

      Signature                                                                                 19

      Index to Exhibits                                                                         20

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL INFORMATION


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS

                                                     (UNAUDITED)
                                                       JUNE 30,     DECEMBER 31,
                                                        1997           1996
                                                     -----------    ------------
CURRENT ASSETS
     Cash                                            $ 4,501,000     $ 1,820,000
     Accounts receivable
         Customers                                     9,735,000       7,901,000
         Related party                                   140,000         376,000
         Other                                           189,000         352,000
                                                     -----------     -----------
                                                      10,064,000       8,629,000
         Less allowance for doubtful receivables         212,000         253,000
                                                     -----------     -----------
                                                       9,852,000       8,376,000

     Inventories                                      13,054,000      13,268,000
     Deferred income taxes                             1,426,000       1,426,000
     Prepaid expenses and other                        1,196,000         345,000
                                                     -----------     -----------
                  Total current assets                30,029,000      25,235,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization       4,773,000       4,628,000

ADVANCES TO RELATED PARTY VENDOR                       2,723,000       2,631,000

OTHER ASSETS                                              59,000          52,000
                                                     -----------     -----------
TOTAL ASSETS                                         $37,584,000     $32,546,000
                                                     ===========     ===========

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    (UNAUDITED)
                                                                      JUNE 30,       DECEMBER 31,
                                                                        1997            1996
                                                                     -----------     ------------
CURRENT LIABILITIES
     Due to bank                                                     $ 1,000,000     $        --
     Accounts payable
       Trade                                                           3,361,000       2,303,000
       Related party                                                   1,688,000       2,250,000
     Accrued liabilities
       Compensation and payroll tax                                    1,288,000       1,292,000
       Other accrued liabilities                                       1,868,000         810,000
     Income taxes payable                                                462,000         223,000
     Current portion of long-term debt                                 1,036,000         954,000
                                                                     -----------     -----------
                  Total current liabilities                           10,703,000       7,832,000

LONG-TERM DEBT, net of current portion                                 3,768,000       4,288,000

MINORITY INTEREST IN JOINT VENTURE                                     1,223,000         962,000

STOCKHOLDERS' EQUITY
     Class A convertible preferred stock -
         par value $1.00 per share;
         1,000,000 shares authorized; no shares
         issued and outstanding at December 31, 1996 and
         June 30, 1997                                                        --              --
     Common stock - par value $0.66 2/3 per share;
         9,000,000 shares authorized; 5,675,794 shares and
         5,682,461 issued and outstanding at December 31, 1996
         and June 30, 1997, respectively                               3,789,000       3,784,000
     Additional paid-in capital                                        5,776,000       5,768,000
     Retained earnings                                                14,107,000      11,694,000
                                                                     -----------     -----------
                                                                      23,672,000      21,246,000
     Less:
         Treasury stock - 717,115 shares of common stock at cost       1,782,000       1,782,000
                                                                     -----------     -----------
                  Total stockholders' equity                          21,890,000      19,464,000
                                                                     -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $37,584,000     $32,546,000
                                                                     ===========     ===========

                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                JUNE 30,                           JUNE 30,
                                    ------------------------------      ------------------------------
                                        1997              1996              1997              1996
                                    ------------      ------------      ------------      ------------
NET SALES                           $ 15,541,000      $ 13,450,000      $ 32,031,000      $ 26,656,000
COST OF GOODS SOLD                    10,854,000         9,995,000        22,642,000        19,488,000
                                    ------------      ------------      ------------      ------------
     Gross profit                      4,687,000         3,455,000         9,389,000         7,168,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                3,050,000         2,552,000         6,079,000         5,009,000
                                    ------------      ------------      ------------      ------------
     Income from operations            1,637,000           903,000         3,310,000         2,159,000

OTHER INCOME (EXPENSE)
     Interest income                      88,000            42,000           133,000            89,000
     Interest expense                    (97,000)         (149,000)         (200,000)         (272,000)
     Minority interest in joint
       venture earnings                 (158,000)           11,000          (248,000)           11,000
     Commissions and other               113,000            57,000           202,000           178,000
                                    ------------      ------------      ------------      ------------
                                         (54,000)          (39,000)         (113,000)            6,000

INCOME BEFORE INCOME TAXES             1,583,000           864,000         3,197,000         2,165,000
PROVISION FOR INCOME TAXES               354,000           309,000           784,000           762,000
                                    ------------      ------------      ------------      ------------
NET INCOME                          $  1,229,000      $    555,000      $  2,413,000      $  1,403,000
                                    ============      ============      ============      ============
EARNINGS PER SHARE
     PRIMARY                        $       0.23      $       0.11      $       0.45      $       0.27
     FULLY-DILUTED                  $       0.23      $       0.11      $       0.45      $       0.27
                                    ============      ============      ============      ============
Weighted average shares
  outstanding
     Primary                           5,435,581         5,224,618         5,391,507         5,226,401
     Fully-diluted                     5,435,581         5,224,618         5,416,450         5,226,401
                                    ============      ============      ============      ============


                             See accompanying notes

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                 ----------------------------
                                                                    1997             1996
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                  $ 2,413,000      $ 1,403,000
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
         Depreciation and amortization                               446,000          135,000
         Increase (decrease) in allowance for
           doubtful accounts                                         (41,000)          59,000
     (Increase) decrease in operating assets:
         Accounts receivable                                      (1,435,000)      (1,246,000)
         Inventories                                                 214,000         (215,000)
         Prepaid expenses and other                                 (851,000)        (454,000)
     (Decrease) increase in operating liabilities:
         Accounts payable                                            496,000       (1,514,000)
         Accrued liabilities                                       1,054,000        1,876,000
         Income taxes payable                                        239,000         (616,000)
         Minority interest in joint venture                          261,000        1,201,000
                                                                 -----------      -----------
              Net cash provided by operating activities            2,796,000          629,000

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                      (578,000)      (4,811,000)
     Acquisition of other assets                                     (99,000)      (1,067,000)
                                                                 -----------      -----------
              Net cash used by investing activities                 (677,000)      (5,878,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on line of credit, net                               1,082,000        1,566,000
     Proceeds from (repayments of) long-term obligations            (520,000)       3,980,000
                                                                 -----------      -----------
              Net cash provided by financing activities              562,000        5,546,000
                                                                 -----------      -----------

INCREASE IN CASH                                                 $ 2,681,000      $   297,000

CASH AT BEGINNING OF PERIOD                                      $ 1,820,000      $   478,000
                                                                 -----------      -----------

CASH AT END OF PERIOD                                            $ 4,501,000      $   775,000
                                                                 ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Non-Cash Investing Activities
         Purchase of equipment on accounts payable               $        --      $        --
                                                                 ===========      ===========
         Conversion of joint venture investment to plant and
           equipment                                             $        --      $ 1,878,000
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


NOTE B - INCOME TAXES

                  The Company accounts for the income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for tax effect of differences between the financial statement and tax bases of assets and liabilities. Accordingly, the Company has recorded a net deferred tax asset of $1,426,000 resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and expense accruals which are not currently deductible for income tax purposes.

                  The income tax expense as a percentage of pre-tax income differs from the statutory combined federal and state tax rates. The primary reasons for this difference is (i) in accordance with Chinese tax policy, earnings of the Kai Hong joint venture are not subject to tax for the first 2 years upon commencement of profitable operations, and (ii) earnings of the Company's subsidiary in Taiwan are subject to tax at a lower rate than in the U.S.

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


GENERAL

                  The Company's net sales increased approximately 15.5% to $15.5 million for the three months ended June 30, 1997 from $13.5 million in the same period ended June 30, 1996 primarily due to an increase in customer demand resulting in an increase in the number of units shipped.

                  In April 1997, the Company announced that definitive agreements had been executed pursuant to which a controlling interest in its major shareholder, Lite-On Power Semiconductor Corporation ("LPSC"), part of the Lite-On Group of the Republic of China, will be transferred to Vishay Intertechnology, Inc. ("Vishay") through a newly formed joint venture. The transaction was consummated in July 1997.

                  The transfer was made in connection with a new joint venture between Vishay and the Lite-On Group involving the worldwide discrete power semiconductor business of LPSC and the Asian passive component business of Vishay. Vishay will hold a 65% controlling interest in the joint venture, and the Lite-On Group will hold the other 35%. The joint venture will own 100% of LPSC. At the time the definitive agreement was announced, LPSC held 40.2% of the outstanding shares of Diodes Incorporated.

                  In July, General Instrument Corporation announced that it would acquire the discrete semiconductor business of ITT Intermetall ("ITT"), one of the Company's major suppliers. As a result of this announcement, ITT has notified the Company of their intent to terminate their distribution agreement with the Company under the terms of the contract.

                  The Company will continue its strategic plan of locating alternate sources of its products, including those provided by ITT. Alternate sources include but are not limited to the Kai Hong joint venture and other sourcing agreements in place as well as those in negotiations. The Company anticipates that the effect of the ITT sale will not have a material adverse effect on the Company's operations provided that alternate sources remain available. The Company continually evaluates alternative sources of its products to assure its ability to deliver high quality, cost effective products.

                  One of the Company's primary strategic programs was the formation of the Kai Hong joint venture, formed in the first half of 1996. The Kai Hong joint venture, in which the Company has invested $2.8 million in a SOT-23 manufacturing facility on mainland China, has continued to contribute positively to the Company's bottom line throughout the first half of 1997, as well as to provide replacements for a portion of the ITT product line.

                  The Kai Hong joint venture continued the Company's commitment to creating first class quality, on time delivery, and satisfying customers' requirements by receiving ISO9000 certification in July 1997.

                  The Company's net income increased approximately 121.4% to $1.2 million for the three months ended June 30, 1997 from $848,000 in the same period ended June 30, 1996. This was due primarily to the 15.5% increase in net sales combined with a 4.5 percentage point increase in gross profit margin due to increased profits from the Kai Hong joint venture, offset by a 0.7 percentage point increase in selling, general, and administrative expenses ("SG&A") as a percentage of net sales.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                  The following table sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                 PERCENT OF NET SALES       PERCENTAGE DOLLAR
                              THREE MONTHS ENDED JUNE 30,  INCREASE (DECREASE)
                              ---------------------------  ------------------
                                 1997           1996            '96 TO '97
                                ------         ------           ----------
Net sales                        100.0 %        100.0 %             15.5 %
Cost of goods sold               (69.8)         (74.3)               8.6
                                ------         ------             ------
Gross profit                      30.2           25.7               35.7
SG&A                             (19.7)         (19.0)              19.5
                                ------         ------             ------
Income from operations            10.5            6.7               81.3
Interest expense, net             (0.0)          (0.8)             (91.6)
Other income                      (0.3)           0.5             (166.2)
                                ------         ------             ------
Income before taxes               10.2            6.4               83.2
Income taxes                       2.3            2.3               14.6
                                ------         ------             ------
Net income                         7.9            4.1              121.4
                                ======         ======             ======


                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                     1997                  1996
                                     ----                  ----
NET SALES                        $ 15,541,000          $ 13,450,000

                  The Company's net sales increased approximately $2.1 million or 15.5%, for the three months ended June 30, 1997 compared to the same period last year, due primarily to an increase in customer demand resulting in an increase in the number of units shipped.

                                      1997                  1996
                                      ----                  ----
GROSS PROFIT                      $ 4,687,000           $ 3,455,000
GROSS MARGIN PERCENTAGE               30.2%                 25.7%

                  The Company was able to increase its gross profit margin to 30.2% for the three months ended June 30, 1997 compared to 25.7% for the same period a year ago, primarily as a result of increased profits from its Kai Hong joint venture, as well as continued improvements in inventory management.

                                      1997                  1996
                                      ----                  ----
SG&A                              $ 3,050,000           $ 2,552,000

                  The Company's SG&A for the three months ended June 30, 1997 increased approximately $498,000 or 19.5% compared to the same period last year, due primarily to: (i) an increase of approximately $105,000 in sales commissions paid on the 15.5% increase in net sales, (ii) approximately $171,000 in operating expenses associated with the Kai Hong manufacturing facility which commenced operations in the second quarter of 1996, and (iii) $110,000 associated with new marketing programs and personnel. The Company's SG&A as a percentage of net sales increased to 19.7% for the three months ended June 30, 1997 from 19.0% for the same period last year.

                                      1997                  1996
                                      ----                  ----
INCOME FROM OPERATIONS            $ 1,637,000           $ 903,000

                  The Company's 1997 comparative increase in operating profit of approximately $734,000, or 81.3%, is primarily the result of the Company's 15.5% increase in net sales and 35.7% increase in gross profit, offset by a 19.5% increase in SG&A.

                                     1997                  1996
                                     ----                  ----
INTEREST INCOME                   $ 88,000              $ 42,000
INTEREST EXPENSE                  $ 97,000             $ 149,000

                  The Company's interest income for the three months ended June 30, 1997 increased 109.5% compared to the same period last year as the Company is advancing funds under its Kai Hong and FabTech agreements. Interest income is primarily the interest charged to FabTech under the Company's loan agreement as well as earnings on it's cash balances. The Company's interest expense for 1997 decreased $52,000 or 34.9%, as a result of approximately $ 4.0 million short term notes being paid. Interest expense is primarily the result of the $2.8 million investment in the Kai Hong joint venture and the $2.7 million loan advanced to a related party, FabTech.


                                           1997                  1996
                                           ----                  ----
MINORITY INTEREST IN JOINT VENTURE     $ (158,000)             $ 11,000

                  The Company's minority interest in joint venture for the three months ended June 30, 1997 is the minority investor's share of the joint venture's net income for the period. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of Kai Hong are included therein.


                                      1997                  1996
                                      ----                  ----
OTHER INCOME                       $ 113,000              $ 57,000

                  The Company's other income for the three months ended June 30, 1997 increased approximately $56,000, or 98.2%, compared to other income for the same period in 1996 primarily as a result of increased commissions earned by the Company's Taiwan subsidiary on drop shipment sales in Asia.

                                      1997                  1996
                                      ----                  ----
INCOME TAXES                       $ 354,000             $ 309,000

                  The Company's income taxes for the three months ended June 30, 1997 increased approximately $45,000, or 14.6%, compared to income taxes for the same period last year. The Company's effective tax rate in the current quarter decreased to 22.4% from 35.8% as a result of the net income in China of the Kai Hong joint venture, which under Chinese tax law is not taxed for the first two years upon commencing profitable operation.


                                      1997                  1996
                                      ----                  ----
NET INCOME                        $ 1,229,000            $ 555,000
EARNINGS PER SHARE                  $ 0.23                $ 0.11

                  The Company's net income for the three months ended June 30, 1997 increased approximately $674,000 or 121.4%, compared to the same period in 1996 due to the 15.5% increase in net sales and 35.7% increase in gross profit. Earnings per share increased approximately 109.1% for the three months ended June 30, 1997, compared to the same period in 1996. The number of common and common equivalent shares outstanding for the three months ended June 30, 1997 increased 4.0% compared to the same period last year, due primarily to stock options issued.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

                  The following table sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                PERCENT OF NET SALES          PERCENTAGE DOLLAR
                              SIX MONTHS ENDED JUNE 30,      INCREASE (DECREASE)
                             --------------------------      -------------------
                               1997              1996           '96 TO '97
                              ------            ------          -----------
Net sales                     100.0 %           100.0 %              20.2 %
Cost of goods sold            (70.7)            (73.1)               16.2
                              -----             -----               -----
Gross profit                   29.3              26.9                31.0
SG&A                          (19.0)            (18.8)               21.4
                              -----             -----               -----
Income from operations         10.3               8.1                53.3
Interest expense, net          (0.2)             (0.7)              (63.4)
Other income                   (0.1)              0.7              (124.3)
                              -----             -----               -----
Income before taxes            10.0               8.1                47.7
Income taxes                    2.5               2.8                 2.9
                              -----             -----               -----
Net income                      7.5               5.3                72.0
                              =====             =====               =====

                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                      1997                  1996
                                      ----                  ----
NET SALES                         $ 32,031,000          $ 26,656,000

                  The Company's net sales increased approximately $5.4 million or 20.2% for the six months ended June 30, 1997 compared to the same period last year and was primarily attributed to an increase in customer demand resulting in an increase in the number of units shipped. Throughout most of 1996, the industry experienced a substantial decrease in demand, combined with excess inventory among the Company's customers which negatively affected the Company's net sales and gross profit margins.

                                      1997                  1996
                                      ----                  ----
GROSS PROFIT                      $ 9,389,000           $ 7,168,000
GROSS MARGIN PERCENTAGE              29.3%                 26.9%

                  The Company's gross profit for the six months ended June 30, 1997 increased approximately $2.2 million or 31.0% compared to the same period last year, primarily due to the 20.2% increase in net sales, as well as increased demand and improved inventory control. The gross margin percentage increased 2.4 percentage points.

                                      1997                  1996
                                      ----                  ----
SG&A                              $ 6,079,000           $ 5,009,000

                  The Company's SG&A for the six months ended June 30, 1997 increased approximately $1.1 million or 21.4% compared to the same period last year, due primarily to: (i) an increase of approximately $270,000 in sales commissions paid on the 20.2% increase in net sales, (ii) approximately $235,000 in operating expenses associated with the Kai Hong manufacturing facility which commenced operations in the second quarter of 1996, and (iii) $219,000 associated with new marketing programs and personnel. The Company's SG&A as a percentage of net sales increased to 19.0% for the six months ended June 30, 1997 from 18.8% for the same period last year.


                                      1997                  1996
                                      ----                  ----
INCOME FROM OPERATIONS            $ 3,310,000           $ 2,159,000

                  The Company's 1997 comparative increase in operating profit of approximately $1.2 million, or 53.3%, is primarily the result of the Company's 20.2% increase in net sales and 31.0% increase in gross profit, offset by a 0.2 percentage point increase in SG&A as a percentage of net sales.

                                      1997                  1996
                                      ----                  ----
INTEREST INCOME                   $ 133,000             $ 89,000
INTEREST EXPENSE                  $ 200,000             $ 272,000

                  The Company's interest income for the six months ended June 30, 1997 increased approximately $44,000, or 49.4%, compared to the same period last year as the Company is advancing funds under its Kai Hong and FabTech agreements. Interest income is primarily the interest charged to FabTech under the Company's loan agreement. The Company's interest expense for 1997 decreased $72,000 or 26.5%. Interest expense is primarily the result of the $2.8 million investment in the Kai Hong joint venture and the $2.7 million loan advance to a related party, FabTech.

                                              1997                  1996
                                              ----                  ----
MINORITY INTEREST IN JOINT VENTURE        $ (248,000)             $ 11,000

                  The Company's minority interest in joint venture for the six months ended June 30, 1997 is the minority investor's share of the joint venture's net income for the period. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of Kai Hong are included therein.

                                      1997                  1996
                                      ----                  ----
OTHER INCOME                      $ 202,000             $ 178,000

                  The Company's other income for the six months ended June 30, 1997 increased approximately $24,000, or 13.5%, compared to other income for the same period in 1996 primarily as a result of increased commissions earned by the Company's Taiwan subsidiary on drop shipment sales in Asia.

                                      1997                  1996
                                      ----                  ----
INCOME TAXES                      $ 784,000             $ 762,000

                  The Company's income taxes for the six months ended June 30, 1997 decreased approximately $22,000, or 2.9%, compared to income taxes for the same period last year. The Company's effective tax rate in the current quarter decreased to 24.5% from 35.2% as a result of the net income in China of the Kai Hong joint venture, which under Chinese tax law is not taxed for the first two years upon commencing profitable operation.

                                      1997                  1996
                                      ----                  ----
NET INCOME                        $ 2,413,000           $ 1,403,000
EARNINGS PER SHARE                   $ 0.45                $ 0.27

                  The Company's net income for the six months ended June 30, 1997 increased approximately $1.0 million or 72.0%, compared to the same period in 1996 due to the 20.2% increase in net sales and 31.0% increase in gross profit, offset in part by an increase in SG&A as a percentage of net sales of
0.2 percentage points. Earnings per share increased approximately 66.7% for the six months ended June 30, 1997, compared to the same period in 1996. The number of fully-diluted common and common equivalent shares outstanding for the six months ended June 30, 1997 increased 3.6% compared to the same period last year, due primarily to stock options issued.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

                  Cash provided by operating activities for the six months ended June 30, 1997 was $2.8 million compared to cash provided by operating activities of $629,000 for the six months ended June 30, 1996. The primary source of cash flows from operations for the six months ended June 30, 1997 was net income of $2.4 million. The primary use of cash flow from operations was a $1.4 million increase in accounts receivable. Accounts receivable increased 16.6% on a 20.2% increase in net sales as the Company continues to closely monitor its credit policy while, at times, providing more flexible terms when necessary. The ratio of the Company's current assets to current liabilities on June 30, 1997 was 2.8 to 1 compared to a ratio of 3.2 to 1 as of December 31, 1996.

                  Cash used by investing activities was $677,000 for the six months ended June 30, 1997, compared to $5.9 million for the same period in 1996. The primary investments were approximately $220,000 for computer system upgrades as well as approximately $300,000 for additional manufacturing equipment at Kai Hong.

                  The Company has a 70% interest in the Kai Hong joint venture, is responsible for production and management, and currently receives 100% of the production. The venture parties have made a significant equity contribution to the joint venture and a portion of the cost of developing the project is debt financed. The Kai Hong operation is in full production with its existing equipment and, beginning in the first quarter of 1997, is making a positive contribution to the Company's bottom line. The joint venture agreement allows for additional production expansion in phases according to market demand.

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

                  Cash provided by financing activities was $562,000 as of June 30, 1997, compared to cash provided of $5.5 million for the same period in 1996. The Company uses its credit facility to fund the advances to FabTech and Kai Hong as well as to support its operations. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements. The Company's cash balance at June 30, 1997 increased approximately $2.7 million, or 147.3%, compared to the December 31, 1996 cash balance primarily as a result of net income.

                  In August 1996, the Company obtained a $22.6 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million, term commitment notes providing up to $9.5 million for plant expansion and advances to vendors, and letters of credit of $4.1 million for Kai Hong. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require payments of interest only for six months from the date of distribution and fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions which, among other matters requires the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of June 30, 1997. The working capital line of credit expires August 3, 1998 and contains a sublimit of $2 million for issuance of commercial and stand-by letters of credit. The weighted average interest rate on outstanding borrowings was 6.8% for the six months ended June 30, 1997.

                  As of June 30, 1997, $4.6 million is outstanding under the term note commitment. The Company may borrow the remaining $4.9 million available under the term note commitment through September 30, 1997. The Company also has two guaranty agreements which guarantee term loans made by a major bank to Shanghai Kaihong Electronics Co., Ltd. (Kai Hong) (to assist in establishing a credit record with the bank) and the minority investor of the Kai Hong joint venture (as per the Kai Hong joint venture agreement) for $1.0 million and $850,000, respectively. In the event that the Company shall be required to pay any amount whatsoever to any person pursuant to, in connection with or as a result of or relating to the guaranty, the Company shall have the right, in its sole and absolute discretion, to purchase from the minority investor, and the minority investor hereby sells and assigns to the Company, that portion of the minority investor's shares of the capital stock of Shanghai Kaihong Electronics Co., Ltd. obtained by dividing (x) the amount so paid by the Company by (v) the aggregate amount theretofor required to be paid by the minority investor to Shanghai Kaihong Electronics Co., Ltd. for the purchase of such shares, in cancellation of the minority investor's obligations to reimburse for the Company for such amount so paid by the Company.

                  The Company's total working capital increased 11.0% to $19.3 million as of June 30, 1997 from $17.4 million as of December 31, 1996. The Company believes that its working capital position will be sufficient for its requirements in the foreseeable future.

                  As of June 30, 1997, the Company has no material plans or commitments for capital expenditures other than disclosed in the Kai Hong and FabTech agreements previously mentioned. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its credit and financial position will provide sufficient access to funds should an appropriate investment opportunity arise and, thereby, assist the Company in improving customer satisfaction and in maintaining or increasing product market penetration. The Company's debt to equity ratio increased to 0.66 at June 30, 1997 from 0.62 at December 31, 1996. The Company anticipates this ratio may increase as the Company continues to use its credit facilities to fund additional sourcing opportunities.


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


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company submitted to a vote of its security holders at an annual meeting of shareholders on June 6, 1997, the election of members of the Board of Directors. The directors were each elected to serve until the 1997 annual meeting or until their successors are elected and have qualified. The results of the tabulation for each nominee for director of the Company is as follows:

      Michael R. Giordano,           For:               4,600,490
      Director                       Withheld:             30,208

      David Lin,                     For:               4,559,665
      Director                       Withheld:             31,033

      M.K. Lu,                       For:               4,600,365
      Director                       Withheld:             30,333

      Shing Mao,                     For:               4,600,690
      Director                       Withheld:             30,008

      Michael A. Rosenberg,          For:               4,599,890
      Director                       Withheld:             30,808

      Leonard M. Silverman,          For:               4,600,065
      Director                       Withheld:             30,633

      Raymond Soong,                 For:               4,600,665
      Director                       Withheld:             30,033

                  The Company also submitted to a vote of its security holders at an annual meeting of shareholders on June 6, 1997, the appointment of Moss Adams LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1997. The result of the tabulation was 2,400,093 shares voted in favor of the proposal and no shares voted against or abstained from voting on the proposal. No broker non-votes with respect to this proposal were received.

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


DIODES INCORPORATED (Registrant)


/s/ Joseph Liu                                                 August 11, 1997
---------------------
JOSEPH LIU
Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT - 11               COMPUTATION OF EARNINGS PER SHARE           Page 21

EXHIBIT - 27               FINANCIAL DATA SCHEDULE                     Page 22