Form 10-Q
period 1997-09-30
DIODES INC /DEL/
filed 1997-11-14
CIK 29002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
               For the transition period from _______ to ________.

                         COMMISSION FILE NUMBER: 1-5740

                               DIODES INCORPORATED
             (Exact name of registrant as specified in its charter)

              DELAWARE                                          95-2039518
           (State or other                                   (I.R.S. Employer
           jurisdiction of                                    Identification
          incorporation or                                        Number)
            organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock outstanding as of September 30, 1997 was 5,701,019 including 717,115 shares of treasury stock.

                    THIS REPORT INCLUDES A TOTAL OF 21 PAGES
                         THE EXHIBIT INDEX IS ON PAGE 19

                               DIODES INCORPORATED

                                      INDEX


                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

                  Item 1 -   Consolidated Financial Information

                             Consolidated Condensed Balance Sheets at September 30,
                             1997 and December 31, 1996                                     3-4

                             Consolidated Condensed Statements of Income for the
                             three months and nine months ended September 30,
                             1997 and September 30, 1996                                    5

                             Consolidated Condensed Statements of Cash Flows for
                             the nine months ended September 30, 1997 and
                             September 30, 1996                                             6

                             Notes to Consolidated Condensed Statements                     7

                  Item 2 -   Management's Discussion and Analysis of Financial
                             Condition and Results of Operations for the three months
                             and nine months ended September 30, 1997 and September 30,     8-16
                             1996

PART II - OTHER INFORMATION

                  Items 1 through 6                                                         17

                  Signature                                                                 18

                  Index to Exhibits                                                         19

                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL INFORMATION


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS


                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1997             1996
                                                      -----------      -----------
                                                      (UNAUDITED)
CURRENT ASSETS
    Cash                                              $ 6,266,000      $ 1,820,000

    Accounts receivable
        Customers                                      10,034,000        7,901,000
        Related party                                     443,000          376,000
        Other                                             411,000          352,000
                                                      -----------      -----------
                                                       10,888,000        8,629,000
        Less allowance for doubtful receivables           175,000          253,000
                                                      -----------      -----------
                                                       10,713,000        8,376,000

    Inventories                                        12,588,000       13,268,000
    Deferred income taxes                               1,426,000        1,426,000
    Prepaid expenses and other                            957,000          345,000
                                                      -----------      -----------

               Total current assets                    31,950,000       25,235,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization        4,649,000        4,628,000

ADVANCES TO RELATED PARTY VENDOR                        2,772,000        2,631,000

OTHER ASSETS                                               68,000           52,000
                                                      -----------      -----------


TOTAL ASSETS                                          $39,439,000      $32,546,000
                                                      ===========      ===========


                             See accompanying notes

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        1997             1996
                                                                     -----------      -----------
                                                                     (UNAUDITED)
CURRENT LIABILITIES
    Due to bank                                                      $ 1,000,000      $        --
    Accounts payable
       Trade                                                           3,805,000        2,303,000
       Related party                                                   1,624,000        2,250,000
    Accrued liabilities
       Compensation and payroll tax                                    1,425,000        1,292,000
       Other accrued liabilities                                       1,436,000          810,000
    Income taxes payable                                               1,065,000          223,000
    Current portion of long-term debt                                  1,035,000          954,000
                                                                     -----------      -----------

               Total current liabilities                              11,390,000        7,832,000

LONG-TERM DEBT, net of current portion                                 3,504,000        4,288,000

MINORITY INTEREST IN JOINT VENTURE                                     1,265,000          962,000

STOCKHOLDERS' EQUITY
    Class A convertible preferred stock
        par value $1.00 per share;
        1,000,000 shares authorized;
        no shares issued and outstanding                                      --               --
    Common stock - par value $0.66 2/3 per share;
        9,000,000 shares authorized; 5,675,794 and
        5,701,019 shares issued and outstanding
        at December 31, 1996
        and September 30, 1997, respectively                           3,801,000        3,784,000
    Additional paid-in capital                                         5,813,000        5,768,000
    Retained earnings                                                 15,448,000       11,694,000
                                                                     -----------      -----------

                                                                      25,062,000       21,246,000
    Less:
        Treasury stock - 717,115 shares of common stock at cost        1,782,000        1,782,000

                                                                     -----------      -----------

               Total stockholders' equity                             23,280,000       19,464,000
                                                                     -----------      -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $39,439,000      $32,546,000
                                                                     ===========      ===========


                             See accompanying notes

                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                 -------------------------------       -------------------------------
                                     1997               1996               1997               1996
                                 ------------       ------------       ------------       ------------
NET SALES                        $ 16,939,000       $ 14,394,000       $ 48,969,000       $ 41,050,000
COST OF GOODS SOLD                 12,517,000         10,893,000         35,159,000         30,381,000
                                 ------------       ------------       ------------       ------------

    Gross profit                    4,422,000          3,501,000         13,810,000         10,669,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES             2,569,000          2,388,000          8,647,000          7,397,000
                                 ------------       ------------       ------------       ------------

    Income from operations          1,853,000          1,113,000          5,163,000          3,272,000

OTHER INCOME (EXPENSE)
    Interest income                    73,000             55,000            206,000            144,000
    Interest expense                  (98,000)          (149,000)          (298,000)          (421,000)
    Minority interest in
     joint venture earnings           (42,000)            71,000           (290,000)            83,000

    Commissions and other             159,000             88,000            361,000            265,000
                                 ------------       ------------       ------------       ------------
                                       92,000             65,000            (21,000)            71,000

INCOME BEFORE INCOME TAXES          1,945,000          1,178,000          5,142,000          3,343,000
PROVISION FOR INCOME TAXES            604,000            423,000          1,388,000          1,185,000
                                 ------------       ------------       ------------       ------------

NET INCOME                       $  1,341,000       $    755,000       $  3,754,000       $  2,158,000
                                 ============       ============       ============       ============

EARNINGS PER SHARE
    PRIMARY                      $       0.24       $       0.14       $       0.69       $       0.40
    FULLY-DILUTED                $       0.24       $       0.14       $       0.67       $       0.40
                                 ============       ============       ============       ============

Weighted average shares
outstanding
    Primary                         5,538,282          5,235,179          5,447,608          5,390,866
    Fully-diluted                   5,582,673          5,293,366          5,580,210          5,390,866
                                 ============       ============       ============       ============


                             See accompanying notes

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                -----------------------------
                                                                   1997               1996
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                  $ 3,754,000       $ 2,158,000

    Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
        Depreciation and amortization                               625,000           224,000
        Increase (decrease) in allowance for doubtful
               accounts                                             (78,000)           61,000
        Minority interest in joint venture                          303,000           (83,000)
    (Increase) decrease in operating assets:
        Accounts receivable                                      (2,259,000)       (1,740,000)
        Inventories                                                 680,000         2,254,000
        Prepaid expenses and other                                 (612,000)         (702,000)
    (Decrease) increase in operating liabilities:
        Accounts payable                                            876,000        (2,797,000)
        Accrued liabilities                                         759,000         1,718,000
        Income taxes payable                                        842,000          (525,000)
                                                                -----------       -----------

           Net cash provided by operating activities              4,890,000           568,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                      (584,000)       (1,454,000)
    Acquisition of other assets                                     (16,000)         (808,000)
    Advances to affiliates                                         (141,000)       (2,587,000)
    Minority interest contribution to joint venture                      --         1,213,000
                                                                -----------       -----------

           Net cash used by investing activities                   (741,000)       (3,636,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances on line of credit, net                               1,081,000          (917,000)
    Proceeds from (repayments of) long-term obligations            (784,000)        4,971,000
                                                                -----------       -----------

           Net cash provided by financing activities                297,000         4,054,000
                                                                -----------       -----------

INCREASE IN CASH                                                $ 4,446,000       $   986,000

CASH AT BEGINNING OF PERIOD                                     $ 1,820,000       $   478,000
                                                                -----------       -----------

CASH AT END OF PERIOD                                           $ 6,266,000       $ 1,464,000
                                                                ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Non-Cash Investing Activities
       Conversion of joint venture investment to plant
          and equipment                                         $        --       $ 1,878,000
                                                                ===========       ===========
    Cash paid (received) during the year for:
       Interest                                                 $   233,000       $   387,000
                                                                ===========       ===========
       Income taxes                                             $ 1,263,000       $ 2,210,000
                                                                ===========       ===========


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


NOTE B - INCOME TAXES

               The Company accounts for the income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, the Company has recorded a net deferred tax asset of $1,426,000 resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and expense accruals which are not currently deductible for income tax purposes.

               The income tax expense as a percentage of pre-tax income differs from the statutory combined federal and state tax rates. The primary reasons for this difference are (i) in accordance with Chinese tax policy, earnings of the Kai Hong joint venture are not subject to tax for the first two years upon commencement of profitable operations, and (ii) earnings of the Company's subsidiary in Taiwan are subject to tax at a lower rate than in the U.S.

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

GENERAL

               Diodes Incorporated (the "Company") is a provider of high-quality discrete semiconductor devices to leading manufacturers in the automotive, electronics, computing and telecommunications industries. The Company's products include small signal transistors, medium-power MOSFETs, transient voltage suppressors (TVSs), zeners, Schottkys, diodes, rectifiers and bridges.

               In July 1997, Vishay Intertechnology, Inc. ("Vishay") and The Lite-On Group, a Taiwanese consortium, announced the formation of a joint venture -- Vishay/Lite-On Power Semiconductor Pte., LTD. ("Vishay/LPSC") -- to acquire Lite-On Power Semiconductor Corp. ("LPSC"), a member of The Lite-On Group and the Company's largest shareholder. Vishay, with worldwide sales exceeding $1 billion, is the world's largest manufacturer of passive electronic components. The Lite-On Group, with worldwide sales of almost $2 billion, is a leading manufacturer of power semiconductors, computer peripherals, and communication products.

               In August 1997, the Company announced that its discrete semiconductor products will now be marketed under a single brand -- "Vishay/Lite-On Power Semiconductor". The Company will benefit from a uniform brand identity and will explore marketing methods to use Vishay's resources combined with planned enhancements to its own engineering and manufacturing capabilities, to develop ever more advanced products, to enhance product quality, and further enhance customer service.

               In October 1997, the Company announced the appointment of a new President, Michael A. Rosenberg, to replace David Lin who resigned to pursue other business interests. Mr. Rosenberg, a director of the Company since 1989 and an independent consultant to Vishay, was from 1970 to 1991 associated with SFE Technologies, a Southern California based manufacturer of electronic components, including positions as President and chief executive officer, as well as a member of the Board of Directors. Both Mr. Rosenberg and Mr. Lin will remain members of the Board of Directors of the Company.

               One of the Company's primary strategic programs was the formation of the Kai Hong joint venture, formed in the first half of 1996. The Kai Hong joint venture, in which the Company has invested $2.8 million in a SOT-23 manufacturing facility on mainland China, continues to contribute positively to the Company's bottom line throughout 1997, as well as provides replacements for a portion of the parts no longer available due to the sale of one of the Company's major suppliers. Due to the success of the first phase of Kai Hong as well as prevailing market conditions, the Company's Board of Directors has approved funding for further expansion of the joint venture. The capital required for the second and third phases of Kai Hong is estimated at $14.0 million. The Company will use its existing credit facility to finance the additional manufacturing capacity.

               As of September 30, 1997, the Company had a 70% controlling interest in the Kai Hong joint venture, but will increase its interest in Kai Hong to 95% through the purchase of a portion of the interest held by its joint venture partner in the fourth quarter of 1997. The purchase price, as per the joint venture agreement, will be approximately $2.1 million and will result in approximately $1.1 million in goodwill. Since its inception, all of Kai Hong's sales have been to the Company and, thus, categorized as intercompany sales which do not contribute to total consolidated sales. It is anticipated that with the approved additional manufacturing capacity, future sales will be made to unaffiliated customers, as well as to the Company, thus contributing to total consolidated sales.

               The Company's Taiwan and Kai Hong manufacturing facilities receive wafers from FabTech, Inc. ("FabTech") (a wholly-owned subsidiary of Vishay/LPSC) as well as from other sources. Output from the FabTech facility includes wafers, which may be used in the production of such products as Schottky barrier diodes, fast recovery epitaxial diodes (FREDs), and other widely used value-added products. Schottky barrier diodes are employed in the manufacture of the power supplies found in personal computers, telecommunications devices and myriad other applications where high frequency, low forward voltage and fast recovery are required.

               Both the Kai Hong and FabTech alliances are indicative of the Company's desire to participate in the sourcing of advanced-technology discrete components, and to enhance its ability to procure products in a timely fashion and at reasonable costs.

               The Company will continue its strategic plan of locating alternate sources of its products, including those provided by its major suppliers. Alternate sources include, but are not limited to, the Kai Hong joint venture and other sourcing agreements in place as well as those in negotiations. The Company anticipates that the effect of the loss of any one of its major suppliers will not have a material adverse effect on the Company's operations provided that alternate sources remain available. The Company continually evaluates alternative sources of its products to assure its ability to deliver high quality, cost effective products.

               The Company's contracts are primarily in U.S dollars. To a limited extent, and from time to time, the Company contracts (e.g. a portion of the equipment purchases for the Kai Hong expansion) in foreign currencies. Due to the limited number of contracts denominated in foreign currencies and the complexities of currency hedges, the Company has not engaged in hedging to date. If the volume of contracts written in foreign currencies increases, and the Company does not engage in currency hedging, any substantial increase in the value of such currencies could have a material adverse effect on the Company's results of operations. Management believes that the contracts written in foreign currency are not significant enough to justify the costs inherent in currency hedging.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

               The following table sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                             PERCENT OF NET SALES          PERCENTAGE DOLLAR
                       THREE MONTHS ENDED SEPTEMBER 30,   INCREASE (DECREASE)
                            -------------------                  -----
                            1997          1996                 `96 TO `97
                            -----         -----                  -----
Net sales                   100.0 %       100.0 %                17.7 %

Cost of goods sold          (73.9)        (75.7)                  14.9
                            -----         -----                  -----

Gross profit                  26.1          24.3                   26.3

SG&A                        (15.2)        (16.6)                   7.6
                            -----         -----                  -----

Income from operations       10.9           7.7                   66.5

Interest expense, net        (0.1)         (0.6)                 (73.4)

Other income                  0.7           1.1                  (26.4)
                            -----         -----                  -----

Income before taxes          11.5           8.2                   65.1

Income taxes                  3.6           3.0                   42.8
                            -----         -----                  -----

Net income                    7.9           5.2                   77.6
                            =====         =====                  =====


               The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended September 1997 compared to the three months ended September 30, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                               1997              1996
                                               ----              ----
NET SALES                                  $ 16,939,000      $ 14,394,000


               Net sales increased approximately $2.5 million, or 17.7%, for the three months ended September 30, 1997 compared to the same period last year, due primarily to an increase in customer demand in Asian markets resulting in an increase in the number of units shipped. Throughout most of 1996, the industry experienced a substantial decrease in demand, combined with excess inventory among the Company's customers, which negatively affected the Company's net sales and gross profit margins in 1996.


                                               1997              1996
                                               ----              ----
GROSS PROFIT                               $ 4,422,000        $ 3,501,000
GROSS PROFIT MARGIN PERCENTAGE                26.1%              24.3%

               Gross profit increased approximately $921,000, or 26.3%, for the three months ended September 30, 1997 compared to the same period a year ago, primarily as a result of the 17.7% increase in net sales, and increased gross profit from sales of product manufactured by the Kai Hong joint venture, as well as from continued improvements in inventory management. Positive gross profit from the Kai Hong manufacturing facility began in the first quarter of 1997. Pricing pressures exist and there can be no assurance that gross margins can be maintained.


                                               1997              1996
                                               ----              ----
SG&A                                       $ 2,569,000       $ 2,388,000


               Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 1997 increased approximately $181,000, or 7.6%, compared to the same period last year, due primarily to an increase of approximately $127,000 in sales commissions paid on the 17.7% increase in net sales and approximately $114,000 associated with new marketing programs and personnel, partially offset by approximately $136,000 in decreased operating expenses associated with the Kai Hong manufacturing facility which commenced operations in the second quarter of 1996.


                                               1997              1996
                                               ----              ----
INTEREST INCOME                              $ 73,000          $ 55,000
INTEREST EXPENSE                             $ 98,000          $ 149,000


               Interest income for the three months ended September 30, 1997 increased $18,000, or 32.7%, compared to the same period last year. Interest income is primarily the interest charged to FabTech under the Company's loan agreement, as well as earnings on its cash balances. The Company's interest expense for 1997 decreased $51,000, or 34.2%, as a result debt reduction. Interest expense is primarily the result of the term loan by which the Company financed (i) the $2.8 million investment in the Kai Hong joint venture and (ii) the $2.5 million advanced to FabTech, a related party.


                                               1997              1996
                                               ----              ----
MINORITY INTEREST IN JOINT VENTURE          $ (42,000)         $ 71,000


               Minority interest in joint venture for the three months ended September 30, 1997 represents the minority investor's share of the Kai Hong joint venture's net income for the period. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of Kai Hong are included therein. As of September 30, 1997, the Company had a 70% controlling interest in the joint venture, but will increase its interest in Kai Hong to 95% beginning in the fourth quarter of 1997.


                                               1997              1996
                                               ----              ----
COMMISSIONS AND OTHER INCOME                $ 159,000          $ 88,000


               Other income for the three months ended September 30, 1997 increased approximately $71,000, or 80.7%, compared to other income for the same period in 1996 primarily as a result of increased commissions earned by the Company's Taiwan subsidiary on drop shipment sales in Asia.


                                               1997              1996
                                               ----              ----
INCOME TAXES                                $ 604,000          $ 423,000


               Income tax expense for the three months ended September 30, 1997 increased approximately $181,000, or 42.8%, compared to income taxes for the same period last year. The Company's effective tax rate in the current quarter decreased to 31.1% from 35.9% for the same period last year, as a result of the net income in China from the Kai Hong joint venture, which under Chinese tax law is exempt from tax for the first two years upon commencing profitable operation. Also contributing to the effective tax rate decrease were increased earnings of the Company's subsidiary in Taiwan, which are subject to tax at a lower rate than in the U.S.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

               The following table sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                                   PERCENT OF NET SALES           PERCENTAGE DOLLAR
                               NINE MONTHS ENDED SEPTEMBER 30,   INCREASE (DECREASE)
                                   -----------------------             -----
                                   1997               1996          `96 TO `97
                                   -----             -----             -----
Net sales                          100.0 %           100.0 %           19.3 %

Cost of goods sold                 (71.8)            (74.0)             15.7
                                   -----             -----             -----

Gross profit                         28.2              26.0              29.4

SG&A                                (17.7)            (18.0)             16.9
                                   -----             -----             -----

Income from operations               10.5               8.0              57.8

Interest expense, net                (0.1)             (0.7)            (48.0)

Other income                          0.1               0.8             (79.6)
                                   -----             -----             -----

Income before taxes                  10.5               8.1              53.8

Income taxes                          2.8               2.8              17.1
                                   -----             -----             -----

Net income                            7.7               5.3              74.0
                                   =====             =====             =====


               The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                               1997              1996
                                               ----              ----
NET SALES                                  $ 48,969,000      $ 41,050,000


               Net sales increased approximately $7.9 million, or 19.3%, for the nine months ended September 30, 1997 compared to the same period last year, due primarily to an increase in customer demand in Asian markets resulting in an increase in the number of units shipped. Throughout most of 1996, the industry experienced a substantial decrease in demand, combined with excess inventory among the Company's customers which negatively affected the Company's net sales and gross profit margins in 1996.


                                               1997              1996
                                               ----              ----
GROSS PROFIT                               $ 13,810,000      $ 10,669,000
GROSS PROFIT MARGIN PERCENTAGE                28.2%              26.0%

               Gross profit for the nine months ended September 30, 1997 increased approximately $3.1 million, or 29.4%, compared to the same period last year, primarily as a result of the 19.3% increase in net sales, and increased gross profit from sales of product manufactured by the Kai Hong joint venture, as well as from continued improvements in inventory management Positive gross profit from the Kai Hong manufacturing facility began in the first quarter of 1997. Pricing pressures exist and there can be no assurance that gross margins can be maintained.

                                               1997              1996
                                               ----              ----
SG&A                                       $ 8,647,000       $ 7,397,000


               SG&A for the nine months ended September 30, 1997 increased approximately $1.3 million, or 16.9%, compared to the same period last year, due primarily to: (i) an increase of approximately $270,000 in sales commissions paid on the 19.3% increase in net sales, (ii) approximately $99,000 in operating expenses associated with the Kai Hong manufacturing facility which commenced operations in the second quarter of 1996, and (iii) $335,000 associated with new marketing programs and personnel.


                                               1997              1996
                                               ----              ----
INTEREST INCOME                             $ 206,000          $ 144,000
INTEREST EXPENSE                            $ 298,000          $ 421,000


               Interest income for the nine months ended September 30, 1997 increased approximately $62,000, or 43.1%, compared to the same period last year. Interest income is primarily the interest charged to FabTech under the Company's loan agreement as well as earnings on the Company's cash balances. The Company's interest expense for 1997 decreased $123,000 or 29.2%, as a result of debt reduction. Interest expense is primarily the result of the term loan by which the Company financed (i) the $2.8 million investment in the Kai Hong joint venture and (ii) the $2.5 million advanced to FabTech, a related party.


                                               1997              1996
                                               ----              ----
MINORITY INTEREST IN JOINT VENTURE         $ (290,000)         $ 83,000


               Minority interest in joint venture for the three months ended September 30, 1997 represents the minority investor's share of the Kai Hong joint venture's net income for the period. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of Kai Hong are included therein. As of September 30, 1997, the Company had a 70% controlling interest in the joint venture, but will increase its interest in Kai Hong to 95% beginning in the fourth quarter of 1997.


                                               1997              1996
                                               ----              ----
COMMISSIONS AND OTHER INCOME                $ 361,000          $ 265,000


               Other income for the nine months ended September 30, 1997 increased approximately $96,000, or 36.2%, compared to other income for the same period in 1996 primarily as a result of increased commissions earned by the Company's Taiwan subsidiary on drop shipment sales in Asia.


                                               1997              1996
                                               ----              ----
INCOME TAXES                               $ 1,388,000        $ 1,185,000

               Income tax expense for the nine months ended September 30, 1997 increased approximately $203,000, or 17.1%, compared to income taxes for the same period last year. The Company's effective tax rate in the current quarter decreased to 27.0% from 35.4% as a result of the net income in China from the Kai Hong joint venture, which under Chinese tax law is exempt from tax for the first two years upon commencing profitable operation. Also contributing to the effective tax rate decrease were increased earnings of the Company's subsidiary in Taiwan, which are subject to tax at a lower rate than in the U.S. FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

               Cash provided by operating activities for the nine months ended September 30, 1997 was approximately $4.8 million compared to cash provided by operating activities of $568,000 for the nine months ended September 30, 1996. The primary source of cash flows from operating activities for the nine months ended September 30, 1997 was net income of approximately $3.8 million. The primary use of cash flows from operating activities was approximately $2.3 million increase in accounts receivable. Gross accounts receivable increased 26.2% on a 19.3% increase in net sales as the Company continues to closely monitor its credit policy while, at times, providing more flexible terms when necessary. The ratio of the Company's current assets to current liabilities on September 30, 1997 was 2.8 to 1 compared to a ratio of 3.2 to 1 as of December 31, 1996.

               Cash used by investing activities was $679,000 for the nine months ended September 30, 1997, compared to $3.6 million for the same period in 1996. The primary investments were approximately $220,000 for computer system upgrades as well as approximately $300,000 for additional manufacturing equipment at Kai Hong.

               As of September 30, 1997, the Company had a 70% interest in the Kai Hong joint venture, is responsible for production and management, and currently receives 100% of the production. The venture parties have made a significant equity contribution to the joint venture and a portion of the cost of developing the project is debt financed. Phase one of the Kai Hong operation is in full production with its existing equipment and, since the first quarter of 1997, has made a positive contribution to the Company's profitability. The joint venture agreement allows for additional production expansion in phases according to market demand. Due to the success of the first phase of Kai Hong as well as prevailing market conditions, the Company's Board of Directors has approved funding for further expansion of the joint venture. The capital required for the second and third phases of Kai Hong is estimated to be $14.0 million. In the fourth quarter of 1997, the Company will also increase its interest in the Kai Hong joint venture to 95% through the purchase of a portion of the interest held by its joint venture partner. The purchase price, as per the joint venture agreement, will be approximately $2.1 million and will result in approximately $1.1 million in goodwill to be amortized over 25 years. The Company will use it's existing credit facility to finance both the additional manufacturing capacity and the increased ownership.

               Cash provided by financing activities was approximately $297,000 as of September 30, 1997, compared to cash provided of approximately $4.1 million for the same period in 1996.

               In August 1996, the Company obtained a $22.6 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million, term commitment notes providing up to $9.5 million for plant expansion and advances to vendors, and letters of credit of $4.1 million for Kai Hong. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require payments of interest only for six months from the date of distribution and fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions which, among other matters requires the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of September 30, 1997. The working capital line of credit expires August 3, 1998 and contains a sublimit of $2.0 million for issuance of commercial and stand-by letters of credit. The weighted average interest rate on outstanding borrowings was 6.9% for the nine months ended September 30, 1997.

               As of September 30, 1997, $4.3 million is outstanding under the term note commitment. The Company may borrow the remaining $5.2 million available under the term note commitment through September 30, 1997. The credit facility extension is currently being negotiated. The Company also has two guaranty agreements which guarantee term loans made by a major bank to Shanghai Kaihong Electronics Co., Ltd. (Kai Hong) (to assist Kai Hong in establishing a credit record with the bank) and the minority investor of the Kai Hong joint venture (as per the Kai Hong joint venture agreement) for $1.0 million and $850,000, respectively. Upon completion of the Company's increase in joint venture interest to 95%, the $850,000 guarantee agreement will be terminated. In the event that the Company shall be required to pay any amount whatsoever to any person pursuant to, in connection with or as a result of or relating to the guaranty, the Company shall have the right, in its sole and absolute discretion, to purchase from the minority investor, and the minority investor hereby sells and assigns to the Company, that portion of the minority investor's shares of the capital stock of Shanghai Kaihong Electronics Co., Ltd. obtained by dividing (x) the amount so paid by the Company by (v) the aggregate amount theretofor required to be paid by the minority investor to Shanghai Kaihong Electronics Co., Ltd. for the purchase of such shares, in cancellation of the minority investor's obligations to reimburse for the Company for such amount so paid by the Company.

               The Company uses its credit facility to fund the advances to FabTech and Kai Hong as well as to support its operations. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements. The Company's cash balance at September 30, 1997 increased approximately $4.4 million compared to the December 31, 1996 cash balance primarily as a result of cash flow from operating activities.

               The Company's total working capital increased 18.4% to $20.6 million as of September 30, 1997 from $17.4 million as of December 31, 1996. The Company believes that its working capital position will be sufficient for its capital requirements in the foreseeable future.

               As of September 30, 1997, the Company has no material plans or commitments for capital expenditures other than for the Kai Hong expansion and the increased ownership in the Kai Hong joint venture previously mentioned. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its credit and financial position will provide sufficient access to funds should an appropriate investment opportunity arise, and, thereby, assist the Company in improving customer satisfaction and in maintaining or increasing product market penetration. The Company's debt to equity ratio increased to 0.64 at September 30, 1997 from 0.62 at December 31, 1996. The Company anticipates this ratio may increase should the Company continue to use its credit facilities to fund additional sourcing opportunities.


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


DIODES INCORPORATED (Registrant)



/s/ Joseph Liu                                                 November 11, 1997
JOSEPH LIU
Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT - 11          COMPUTATION OF EARNINGS PER SHARE          Page 20

EXHIBIT - 27          FINANCIAL DATA SCHEDULE                    Page 21