Form 10-K
period 1997-12-31
DIODES INC /DEL/
filed 1998-03-31
CIK 29002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1997.
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from _______ to ________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the 2,927,811 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the American Stock Exchange on March 20, 1998 of $10.0625 per share, was approximately $29,461,098.

The number of shares of the registrant's Common Stock outstanding as of March 20, 1998, was 5,724,352 including 717,115 shares of treasury stock.

                   THIS REPORT INCLUDEDS A TOTAL OF 51 PAGES
                        THE EXHIBIT INDEX IS ON PAGE 49

                               DIODES INCORPORATED

                                TABLE OF CONTENTS


                                                                                   Page
                                                                                   ----
PART I ............................................................................    2
           Item 1.    Business ....................................................    2
           Item 2.    Properties ..................................................    7
           Item 3.    Legal Proceedings ...........................................    8
           Item 4.    Submission of Matters to a Vote of Security Holders .........    8

PART II ...........................................................................    9
           Item 5.    Market for Registrant's Common Equity and Related
                      Stockholder Matters .........................................    9
           Item 6.    Selected Financial Data .....................................   10
           Item 7.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ...................................   11
           Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ..   17
           Item 8.    Financial Statements and Supplementary Data .................   17
           Item 9.    Changes In and Disagreements With Accountants on Accounting
                      and Financial Disclosure ....................................   17

PART III ..........................................................................   17
           Item 10.   Directors and Executive Officers of the Registrant ..........   17
           Item 11.   Executive Compensation ......................................   20
           Item 12.   Security Ownership of Certain Beneficial Owners and
                      Management ..................................................   24
           Item 13.   Certain Relationships and Related Transactions ..............   25

PART IV ...........................................................................   26
           Item 14.   Exhibits, Financial Statement Schedules, and Reports on
                      Form 8-K ....................................................   26

Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private
  Securities Litigation Reform Act of 1995 ........................................   47

SIGNATURES ........................................................................   48

INDEX TO EXHIBITS .................................................................   49

                                     PART I

ITEM 1. BUSINESS

        BUSINESS DEVELOPMENT

               Diodes Incorporated (the "Company") was formed in 1959 under the laws of Delaware. The Company is engaged in the manufacture, sale, and distribution of discrete semiconductors worldwide, primarily to manufacturers of automotive, computer and telecommunication products and to distributors of electronic components. In addition to the Company's corporate headquarters in Westlake Village, California, which provides sales, marketing and engineering functions, the Company's wholly-owned subsidiary, Diodes Incorporated Taiwan Company, Ltd. ("Diodes-Taiwan"), maintains a sales, manufacturing, engineering, and purchasing facility in Taipei, Taiwan. The Company also has a 95% interest in a manufacturing facility, Shanghai KaiHong Electronics Co., Ltd. ("KaiHong").

               The Company, following a restructuring in 1990, has grown rapidly as a supplier of discrete semiconductors. In 1990, the Company installed new management and raised additional capital from the private sale of 1,000,000 shares of the Company's Common Stock to Silitek Corporation ("Silitek"), a Taiwanese company and member of the Lite-On Group, engaged in the manufacture and sale of electronic components and equipment, including semiconductor rectifiers. After a further purchase of the Company's stock, Silitek transferred such Common Stock ownership interest in 1991 to Lite-On Power Semiconductor Corporation ("LPSC"), a wholly-owned, Taiwanese subsidiary of Silitek. LPSC continues to be a major shareholder of the Company, owning 2,045,093 shares of the Company's Common Stock, or 41.0% of the total shares outstanding as of December 31, 1997.

               In July 1997, Vishay Intertechnology, Inc. ("Vishay") and the Lite-On Group, a Taiwanese consortium, formed a joint venture -- Vishay/Lite-On Power Semiconductor Pte., LTD. ("Vishay/LPSC") -- to acquire Lite-On Power Semiconductor Corp. ("LPSC"), the Company's largest shareholder and a member of the Lite-On Group of the Republic of China. Vishay, with worldwide sales exceeding $1 billion, is the world's largest manufacturer of passive electronic components. The Lite-On Group, with worldwide sales of almost $2 billion, is a leading manufacturer of power semiconductors, computer peripherals, and communication products. The Vishay/LPSC joint venture includes the worldwide discrete power semiconductor business of LPSC and the Asian passive component business of Vishay. Vishay holds a 65% controlling interest in the joint venture, and the Lite-On Group holds the other 35%. See "Item 1. Business -- New Developments" for a more detailed description of this transaction.

               The Company's substantial increase in net sales from $14.7 million in 1991 to $65.7 million 1997, can be attributed primarily to the Company's continuing efforts to improve the level of sales and customer support by strengthening its sales and marketing departments, focusing on a more pro-active selling and customer service philosophy, and improving the level of communication, cooperation, planning and control within the Company. Also contributing to the sales growth is improved product quality as well as increased industry-wide demand for the Company's products.

               The Company is engaged in an ongoing program to develop strategic alliances under terms that will provide the Company access to the products its customers need. Three alliances, in particular, are part of this effort:

1. A marketing agreement with LPSC, whereby the Company has been named the exclusive reseller of LPSC's products in North America, that provides customers with access to additional high-quality components, further strengthening the Company's long-standing relationship with LPSC. See "Item 1. Business -- New Developments" for a description of the Vishay/LPSC joint venture.

2. The KaiHong joint venture that gives the Company additional SOT-23 capacity. The Company provided KaiHong with capital for the construction of a new facility, primarily for the manufacture of high quality SOT-23 products. See "Item 1. Business -- New Developments."

3. An agreement with FabTech, Inc. ("FabTech"), a wholly-owned subsidiary of LPSC, whereby the Company gains a new supply of processed wafers for its Diodes-Taiwan and KaiHong facilities used in the manufacture of various types of discrete semiconductors. See "Item 1. Business --Manufacturing and Significant Vendors."

               These alliances are part of the Company's long-term strategic plan to expand its product line and secure reliable product sourcing for products that its customers need, while maintaining profitability.

        PRODUCTS

               Product Technology. Semiconductors come in two basic configurations: discretes and integrated circuits. The Company is engaged in the manufacture, sale, and distribution of discrete semiconductors which are fixed-function components such as small signal transistors and MOSFETs, transient voltage suppressors (TVSs), zeners, Schottkys, diodes, rectifiers and bridges.

               In terms of function, integrated circuits are far more complex. They are multi-function devices of the sort found in computer memory boards and central processing units. Integrated circuits, characterized by rapid changes in both production and application, and the desire to put ever-more intelligence into ever-smaller packages, have required the development of manufacturing techniques that are sophisticated and expensive.

               In contrast, there is little that is proprietary about the manufacturing of discrete semiconductors. Here, technologies are neither new nor rapidly evolving. Success, therefore, is highly dependent upon the ability to produce large numbers of inexpensive components of consistent high quality, and with low overhead. Discretes, which effectively tie integrated circuits to their surrounding environments and enable them to work, come in hundreds of permutations and vary according to voltage, current, power handling capability, and switching speed.

               In a standard industry classification, those discrete semiconductors operating at less than one watt are referred to as low-power semiconductors, while those operating at greater than one watt are termed power semiconductors. Both types of semiconductors are found in a wide assortment of commercial instrumentation and communication equipment, in consumer products like televisions and telephones, and in automotive, computer and industrial electronic products.

               Product Packaging. Almost as important as the technology of the components, is the packaging. The industry trend is to fit discrete components into smaller and smaller surface-mount packages. Smaller packaging provides a reduction in board space, height, and weight and are well suited for battery-powered, hand-held and wireless applications such as cell phones, pagers, modems, notebook and palmtop computers and accessories where space is a premium. The objective is to fit the same functionality and power handling features into smaller packages.

        MANUFACTURING AND SIGNIFICANT VENDORS

               All of the products sold by the Company, as well as the materials used by the Company in its manufacturing operations, are available both domestically and abroad. In 1997, the two largest suppliers of products to the Company were LPSC, an affiliate of the Company based in Taiwan, and General Semiconductor Corporation, who recently acquired ITT Intermetall ("ITT"), based in Freiburg, Germany. See "Item 1. Business - New Developments" for a discussion on the General Semiconductor/ITT transaction. During the year ended December 31, 1997, approximately 32% and 17% of purchases were from these two vendors, respectively. See Notes 10 and 11 of "Notes to Consolidated Financial Statements" for a description of the major vendors and the relationship between LPSC and the Company. In addition, Diodes-Taiwan supplied approximately 4% of the Company's purchases and the KaiHong facility 7% in 1997. The Company anticipates that KaiHong will become an increasingly valuable supplier. No other manufacturer of discrete semiconductors accounted for more than 5% of the Company's purchases in 1997.

               In February 1996, the Company announced an agreement with FabTech whereby the Company gained a new supply of processed wafers used in the manufacture of several types of discrete semiconductors. The Company has provided FabTech with approximately $2.5 million in working capital to be used in upgrading, reconfiguring, and starting up operations at an existing wafer fabrication facility located in Lee's Summit, Missouri.

               The Company's Taiwan and China manufacturing facilities receive wafers from FabTech, among others. Output from the FabTech facility includes wafers used in the production of Schottky barrier diodes, fast recovery epitaxial diodes (FREDs), and other widely used value-added products. Schottky barrier diodes are employed in the manufacture of the power supplies found in personal computers, telecommunications devices and other applications where high frequency, low forward voltage and fast recovery are required.

               Although the Company believes that there exist alternative sources for the products of any of its suppliers, the loss of any one of its principal suppliers or the loss of several suppliers in a short period of time could have a materially adverse effect on the Company until an alternate source is located and has commenced providing such products or raw materials.

        SALES AND MARKETING

               The discrete semiconductor components market is served by numerous semiconductor manufacturers and distributors. Some of the larger companies include Motorola, National Semiconductor, International Rectifier, Rohm, Phillips, and General Semiconductor, many of whom have greater financial, marketing, brand name and other resources than the Company. Over the years, there has been a tendency among some larger manufacturers to limit or de-emphasize the production and marketing of discrete components in favor of integrated and hybrid circuits. With fewer service-oriented sources of discrete components available to original equipment manufacturers ("OEMs"), the Company has been able to make gains in market share.

               In 1997, the Company's products were sold under several brand names such as Diodes, Lite-On, ITT and most recently, Vishay/Lite-On Power Semiconductor. The Company is evaluating the potential benefits of unifying product lines under a limited number of brand names in order to establish brand name unity and consistency of product, and to capitalize on brand name recognition, where possible.

               The Company sells its products through its own internal and regional sales departments, as well as through representatives and distributors. The Company's in-house sales team, aided by the sales force of approximately 30 independent sales representatives located throughout North America and the Pacific Rim, supplies more than 300 OEM accounts. The Company's products include catalog items and units designed to specific customer requirements. The Company further supplies approximately 50 stocking distributors, who collectively sell to over 5,000 customers on the Company's behalf. At December 31, 1997, OEM customers accounted for approximately 56% of the Company's net sales. Customers range from Fortune 500 companies to small, privately-held OEMs.

               Through ongoing sales and customer service efforts, the Company continues to develop significant business relationships with companies who are considered leaders in their respective market segments, such as automotive, telecommunications, personal computers, computer peripherals and industrial. The Company's marketing efforts also have benefited from an ongoing program to develop strategic alliances with manufacturers, such as KaiHong and FabTech, to better control its destiny in terms of the price, the quality and especially the availability of the products it sells.

               The Company's products are sold primarily in North America and the Pacific Rim, both directly to end users and through electronic component distributors. During 1997, approximately 76% and 24% of the Company's products were sold in North America and the Pacific Rim, respectively. During the past six years, the Company has pursued an aggressive program to improve product quality and customer service in order to support more broad-based, strategic accounts. See "Item 1. Business -- New Developments" for a more detailed discussion on the Company's ISO 9002 quality certifications. For the fiscal years ended December 31, 1997, 1996, and 1995, the sale of discrete semiconductor products represented 100 percent of the Company's net sales and the Company intends to continue this dedication to discrete semiconductors.

               Through Diodes-Taiwan, the Company employs a general manager who acts as the Pacific Rim purchasing liaison with respect to product procurement from other vendors located in the Far East. Diodes-Taiwan also manufactures product for sale to the Company as well as for other customers. In addition, Diodes-Taiwan generates sales in Taiwan and other Asian countries. See Note 11 of "Notes to Consolidated Financial Statements."

               Until the fourth quarter of 1997, all of the KaiHong production was sold to the Company as inter-company sales. KaiHong has now begun to ship product to other customers, thus contributing to the Company's consolidated sales. The Company expects this trend to continue, provided KaiHong can continue to meet the Company's production requirements.

               During most of 1997, both the Company and its industry experienced increased demand for discrete semiconductor products. In general, the Company maintains sufficient inventories of standard products to permit rapid delivery of customers' orders where required, and continuously coordinates with subcontractors to support future product demand. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

               The Company is not dependent on any one major customer to support its level of sales. For the fiscal year ended December 31, 1997, there was not one customer that accounted for more than 5% of the Company's net sales. The twenty largest customers of the Company accounted, in total, for approximately 43% of the Company's net sales in 1997. The Company's sales have not historically been subject to seasonal fluctuations.

        BACKLOG

               The amount of backlog to be shipped during any period is dependent upon various factors and all orders are subject to cancellation or modification, usually without penalty to the customer. Backlog of orders scheduled to ship within six months were approximately $9.3 million on December 31, 1997, compared to approximately $10.2 million on December 31, 1996, and $12.0 million on December 31, 1995. The Company and the industry as a whole is experiencing a trend towards shorter lead-times (the amount of time between the date a customer places an order to the date the customer requires shipment). The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, the amount of backlog at any date is not necessarily indicative of actual shipments. The Company strives to maintain proper inventory levels to support customers' just-in-time order expectations.

        NEW DEVELOPMENTS

               In March 1997, as a result of the Company's total commitment to product quality and customer satisfaction, the Company's corporate headquarters received official ISO 9002 Certification of Registration from Underwriters Laboratories, the leading third-party certification organization in the United States and the largest in North America. ISO 9000 certifications consist of a series of paradigms for the establishment of systems and protocols to facilitate the creation and maintenance of superior quality-control techniques. Subsequently, both the KaiHong and Diodes-Taiwan facilities have received official ISO 9002 Certification of Registration in June and November 1997, respectively. With its underlying premise that true product quality requires a total quality system, ISO certification is often required of vendors seeking to establish relationships with OEMs doing business in intensely competitive global markets.

               In July 1997, Vishay and the Lite-On Group formed a joint venture -- Vishay/Lite-On Power Semiconductor Pte., LTD. ("Vishay/LPSC") -- to acquire LPSC, the Company's largest shareholder and a member of the Lite-On Group of the Republic of China. Vishay, with worldwide sales exceeding $1 billion, is the world's largest manufacturer of passive electronic components. The Lite-On Group, with worldwide sales of almost $2 billion, is a leading manufacturer of power semiconductors, computer peripherals, and communication products. The Vishay/LPSC joint venture includes the worldwide discrete power semiconductor business of LPSC and the Asian passive component business of Vishay. Vishay holds a 65% controlling interest in the joint venture, and the Lite-On Group holds the other 35%.

               Vishay is a Fortune 1000 company, listed on the New York Stock Exchange. Headquartered in Malvern, Pennsylvania, Vishay is the largest U.S. and European manufacturer of passive electronic components with sales exceeding $1 billion. Vishay's products are used worldwide in a broad range of industries. The strategic alliance with the Lite-On Group is Vishay's first step into the $14 billion discrete semiconductor market, which includes diodes and transistors of many types.

               In October 1997, the Company initially announced that its discrete semiconductor products would be marketed under a single brand -- "Vishay/Lite-On Power Semiconductor" -- to capture the benefits of uniform brand identity. Subsequently, in March 1998, Vishay acquired the semiconductor business unit of Temic Telefunken Microelectronic GmbH Heilbronn, Germany. The Company is negotiating with Vishay for the North American rights to offer the Telefunken product line. There can be no assurance that the Company will be successful in obtaining such rights.

               The Company intends to continue to explore marketing methods to use Vishay's resources combined with planned enhancements to its own engineering and manufacturing capabilities, to develop ever more advanced products, to enhance product quality, and to further enhance customer service. The relationship with Vishay has already provided opportunities for the Company to have its products offered by some the world's largest distributors.

               In July 1997, General Semiconductor Corporation, formerly General Instrument Corporation, announced that it would acquire the discrete semiconductor business of ITT, one of the Company's major suppliers. As a result of this announcement, ITT notified the Company of their intent to terminate their distribution agreement with the Company under the terms of the contract, although the Company continues to receive product from the new owners of ITT. See "Item 1. Business - Manufacturing and Significant Vendors". The Company will continue its strategic plan of locating alternate sources of its products, including those provided by ITT. While the sale of ITT may negatively impact the Company's 1998 sales by approximately $3.0 million, it is anticipated that the lost sales may be offset substantially by the Company's projected increase in sales as well as by new sources of products in 1998. Alternate sources for ITT products include, but are not limited to, KaiHong and other sourcing agreements in place as well as those under negotiation. The Company continually evaluates alternative sources of its products to assure its ability to deliver high quality, cost effective products.

               One of the Company's primary strategic programs was the formation of the KaiHong joint venture on mainland China, which provides replacements for a portion of the ITT product line. In March 1996, the Company entered into the KaiHong joint venture for the development of additional manufacturing capacity in Shanghai, R.O.C. The joint venture allows for the manufacturing and sale of diodes and associated electronic components, mainly in SOT-23 packaged components. Initially, the Company was responsible for production and management of the joint venture and received 100% of the product, had contributed approximately $2.8 million for a 70% interest, while the minority party contributed approximately $1.2 million. During the first quarter of 1997, the KaiHong joint venture began to make a positive contribution to the Company's bottom line.

               Due to the recent success of the facility and through an arrangement in accordance with the original joint venture agreement previously filed, the Company increased its controlling interest in KaiHong to 95%, and increased its equity contribution to approximately $4.75 million, in the fourth quarter of 1997. Also during the last quarter of 1997, the KaiHong joint venture began shipments of products to customers other than the Company, and thus has begun to contribute to the Company's consolidated sales.

               Also due to KaiHong's recent success, the ITT sale, and in order to meet the continued demand for discrete semiconductor products, as well as to enhance the Company's ability to acquire -- in a timely fashion and at reasonable cost -- the products that its customers need, the Company is currently implementing a planned $14 million capital equipment expansion program at the KaiHong manufacturing facility. The equipment expansion will allow for the manufacturer of additional SOT-23 packaged components, as well as other surface-mount packaging. The Company plans to use its credit facility to finance the additional manufacturing capacity.

               In another milestone, and as part of the Company's commitment to quality, KaiHong has received QS-9000 certification; a stringent, and automotive industry standard certification for manufacturing facilities.

               In October 1997, the Company announced the appointment of a new President, Michael A. Rosenberg, to replace David Lin who resigned to pursue other business interests with the Lite-On Group in East Asia. Mr. Rosenberg, a director of the Company since 1989 and an independent consultant to Vishay since 1992, was from 1970 to 1991 associated with SFE Technologies, a Southern California based manufacturer of electronic components, including positions as President and chief executive officer, as well as a member of the Board of Directors. Both Mr. Rosenberg and Mr. Lin will remain members of the Board of Directors of the Company.

        COMPETITION

               Competition in those portions of the semiconductor marketplace in which the Company competes is intense. The Company competes with discrete semiconductor manufacturing companies such as Motorola, Fairchild Semiconductor (formerly National Semiconductor), International Rectifier, Rohm, Phillips, and General Semiconductor (formerly General Instruments), as well as distributors of similar product lines such as Taitron Components.

               Competitiveness in sales of the Company's products is determined by the price and quality of the product and the ability of the Company to provide delivery and customer services in keeping with the customers' needs. The Company believes itself to be well equipped to be competitive in respect to these requirements. Although technology in the semiconductor industry is ever changing, the products sold by the Company are mature products. Because of this, the Company is not expecting to experience much further technological change within its current product line, nor does it believe its products will become obsolete in the foreseeable future. The Company's market share is estimated at 4% based upon the total area market for discrete semiconductors in North America.

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

        EMPLOYEES

               As of December 31, 1997, the Company employed a total of 69 full-time employees in the United States, of whom 23 were in sales and marketing, 22 in customer support, and 24 in operations and administration. At such date, Diodes-Taiwan employed an additional 66 employees in its Taiwan office, of whom 43 were in manufacturing, 5 in sales, and 18 in purchasing, quality control, and administration. The KaiHong manufacturing facility employed a total of 113 employees, of whom 65 were in manufacturing and 48 in quality control and general administration. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

        IMPORTS AND IMPORT RESTRICTIONS

               During 1997, the Company's U.S. operations, which accounted for approximately 75% of the Company's total net sales, imported substantially all of its products, of which approximately 27% was imported from Taiwan and approximately 20% from mainland China. The balance of the imports are from Germany, Japan, India, the Philippines, England and Korea, among others. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, the difficulty and expense of maintaining foreign sourcing channels, cultural and institutional barriers to trade, fluctuations in currency exchange rates, restrictions on the transfer of funds and the imposition of tariffs, political instability, transportation delays, expropriation, import and export controls and other non-tariff barriers (including export licenses and changes in the allocation of quotas), as well as the uncertainty regarding the future relationship between China and Taiwan, and other U.S. and foreign regulations that may apply to the export and import of the Company's products, and which could have a material adverse effect on the Company. Any significant disruption in the Company's Taiwanese or Chinese sources of supply or in the Company's relationship with its suppliers located in Taiwan or China could have a material adverse effect on the Company.

               The Company purchases products from foreign suppliers primarily in United States dollars. To a limited extent, and from time to time, the Company contracts (e.g. a portion of the equipment purchases for the KaiHong expansion) in foreign currencies, and, accordingly, its results of operations could be materially and adversely affected by fluctuations in currency exchange rates. Due to the limited number of contracts denominated in foreign currencies and the complexities of currency hedges, the Company has not engaged in hedging to date. If the volume of contracts written in foreign currencies increases, and the Company does not engage in currency hedging, any substantial increase in the value of such currencies could have a material adverse effect on the Company's results of operations. Management believes that the current contracts written in foreign currency are not significant enough to justify the costs inherent in currency hedging.

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

        FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

               With respect to foreign operations see Notes 1, 10 and 11 of "Notes to Consolidated Financial Statements".


ITEM 2.        PROPERTIES

               The Company's primary physical properties during the year ended December 31, 1997, were as follows:

        1. Industrial building located at 3050 East Hillcrest Drive, Westlake Village, California 91362. This building, consisting of approximately 30,900 square feet, is the Company's corporate headquarters and product distribution center. The Company is primary lessee under a lease that has been extended three years and expires in 2001. The Company has two five-year options to extend the term of the lease.

        2. Regional sales office located at 70 Mansell Court, Roswell, GA, 30076. These premises are leased at less than $1,000 per month.

        3. Regional sales office located at 78 Northeastern Blvd. #1, Nashua, NH, 03062. These premises are leased at less than $1,000 per month.

        4. Regional sales office located at 261 E. Maple, Birmingham, MI, 48009. These premises are leased at less than $1,000 per month.

        5. Regional sales office located at 8 Corporate Park, Irvine, CA, 92606. These premises are leased at less than $1,000 per month.

        6. Industrial premises consisting of approximately 9,000 square feet and located at 5Fl. 501-16 Chung-Cheng Road, Hsin-Tien City, Taipei, Taiwan, Republic of China. These premises, owned by Diodes-Taiwan, are used as a manufacturing facility. The facility is subject to a mortgage held by Chang-Hwa Commercial Bank, which matures on November 11, 2003, and is secured by land and buildings.

        7. Industrial premises consisting of approximately 7,000 square feet and located at 2Fl. 501-15 Chung-Cheng Road, Hsin-Tien City, Taipei, Taiwan, Republic of China. These premises, owned by Diodes-Taiwan are used as sales and administrative offices. The facility is subject to a mortgage held by Chang-Hwa Commercial Bank, which matures on February 27, 2003, and is secured by land and buildings.

        8. Industrial building located at Xinqiao Town, Song Jian County, Shanghai, Peoples Republic of China. This building, consisting of approximately 20,000 square feet, is the corporate headquarters and product distribution and manufacturing facility for the KaiHong joint venture. The building is owned by the joint venture company, Shanghai KaiHong Electronics Co., Ltd.

               The Company believes its current facilities are adequate for the foreseeable future. See Notes 4 and 12 of "Notes to Consolidated Financial Statements."

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter was submitted to a vote of security holders by the Company during the last three months of the year ending December 31, 1997.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

               The Company's Common Stock is listed and traded on the American Stock Exchange ("AMEX") under the symbol "DIO". The following Table 1 shows the range of high and low sales prices per share for the Company's Common Stock for each fiscal quarter from March 31, 1996 as reported by AMEX.

                          TABLE 1
----------------------------------------------------------------
        CALENDAR QUARTER                       SALE PRICE OF
             ENDED                             COMMON STOCK
----------------------------------------------------------------
                                             HIGH          LOW
                                          ----------     -------
First quarter (through March 20) 1998     $ 11 3/4       $ 8 1/4
----------------------------------------------------------------
Fourth quarter 1997                         16 3/4         6 3/4
Third quarter 1997                          13 15/16       8 3/4
Second quarter 1997                         10 3/4         7 3/4
First quarter 1997                           9 1/8         6 3/4
----------------------------------------------------------------
Fourth quarter 1996                          9 1/4         5 3/4
Third quarter 1996                           8 1/2         5 1/2
Second quarter 1996                         11             6 1/2
First quarter 1996                          11 7/8         8 5/8
----------------------------------------------------------------

               On March 20, 1998, the closing sale price of the Company's Common Stock on AMEX was $10.0625. Shareholders are urged to obtain current market quotations for the Common Stock. As of March 20, 1998, there were approximately 1,045 stockholders of record of the Company's Common Stock.

               No dividends have been declared during the past three years and the Company does not expect to declare dividends in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors, and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, and general business conditions.

ITEM 6.        SELECTED FINANCIAL DATA

               The following selected financial data for the fiscal years ended December 31, 1997, 1996, 1995, 1994 and 1993 is set forth in Table 2 and is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements appearing elsewhere herein (in 000's except per share data).

                                     TABLE 2

                                                                       YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                   1997            1996           1995           1994           1993
                                               --------        --------       --------       --------       --------
          INCOME STATEMENT DATA
Net sales                                      $ 65,699        $ 56,019       $ 58,190       $ 38,275       $ 26,403

Gross profit                                     18,343          14,842         16,463         10,697          7,143

Selling, general and administrative              11,137          10,386          9,522          7,563          5,924
expenses

Income from operations                            7,206           4,456          6,941          3,134          1,219

Interest expense, net                                62             351            144              6             75

Minority interest in joint venture(1)               (15)            238           --             --             --

Other income                                        627             295            513            437             80

Income before taxes                               7,756           4,638          7,310          3,565          1,224

Provision (benefit) for income taxes(2)           2,631           1,673          2,610          1,202           (363)

Net income                                        5,125           2,965          4,700          2,363          1,587

Earnings per share:(3)
     Basic                                     $   1.03        $   0.60       $   0.96       $   0.50       $   0.35
     Diluted                                   $   0.93        $   0.55       $   0.90       $   0.46       $   0.34
Number of shares used in computation:(3)
     Basic                                        4,971           4,959          4,881          4,753          4,559
     Diluted                                      5,482           5,362          5,220          5,137          4,724

                                                                            AS OF DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                   1997            1996           1995           1994           1993
                                               --------        --------       --------       --------       --------
             BALANCE SHEET DATA
Total assets                                   $ 38,354        $ 32,546       $ 29,363       $ 17,545       $ 13,727

Working capital                                  18,699          17,403         13,263          9,411          6,606

Stockholders' equity                             24,453          19,464         16,499         10,770          7,996



(1) See Note 10 of "Notes to Consolidated Financial Statements" included herein.

(2) See Note 7 of "Notes to Consolidated Financial Statements" included herein.

(3) See Note 1 of "Notes to Consolidated Financial Statements" included herein.

No cash dividends were paid during the years 1993-1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Except for the historical information contained herein, the matters addressed in this Item 7 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading "Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995" and elsewhere in this Report on Form 10-K, that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made on this Annual Report on Form 10-K are made pursuant to the Act.

GENERAL

               Diodes Incorporated (the "Company") is a provider of high-quality discrete semiconductor devices to leading manufacturers in the automotive, electronics, computing and telecommunications industries. The Company's products include small signal transistors and MOSFETs, transient voltage suppressors
(TVSs), zeners, Schottkys, diodes, rectifiers and bridges.

               In March 1997, as a result of the Company's total commitment to product quality and customer satisfaction, the Company's corporate headquarters received official ISO 9002 Certification of Registration from Underwriters Laboratories, the leading third-party certification organization in the United States and the largest in North America. ISO 9000 certifications consist of a series of paradigms for the establishment of systems and protocols to facilitate the creation and maintenance of superior quality-control techniques. Subsequently, both the KaiHong and Diodes-Taiwan facilities have received official ISO 9002 Certification of Registration in June and November 1997, respectively. With its underlying premise that true product quality requires a total quality system, ISO certification is often required of vendors seeking to establish relationships with OEMs doing business in intensely competitive global markets.

               In July 1997, Vishay Intertechnology, Inc. ("Vishay") and the Lite-On Group, a Taiwanese consortium, formed a joint venture -- Vishay/Lite-On Power Semiconductor Pte., LTD. ("Vishay/LPSC") -- to acquire Lite-On Power Semiconductor Corp. ("LPSC"), the Company's largest shareholder and a member of the Lite-On Group of the Republic of China. Vishay, with worldwide sales exceeding $1 billion, is the world's largest manufacturer of passive electronic components. The Lite-On Group, with worldwide sales of almost $2 billion, is a leading manufacturer of power semiconductors, computer peripherals, and communication products. The Vishay/LPSC joint venture includes the worldwide discrete power semiconductor business of LPSC and the Asian passive component business of Vishay. Vishay holds a 65% controlling interest in the joint venture, and the Lite-On Group holds the other 35%.

               Vishay is a Fortune 1000 company, listed on the New York Stock Exchange. Headquartered in Malvern, Pennsylvania, Vishay is the largest U.S. and European manufacturer of passive electronic components with sales exceeding $1 billion. Vishay's products are used worldwide in a broad range of industries. The strategic alliance with the Lite-On Group is Vishay's first step into the $14 billion discrete semiconductor market, which includes diodes and transistors of many types.

               In October 1997, the Company initially announced that its discrete semiconductor products would be marketed under a single brand -- "Vishay/Lite-On Power Semiconductor" -- to capture the benefits of uniform brand identity. Subsequently, in March 1998, Vishay acquired the semiconductor business unit of Temic Telefunken Microelectronic GmbH Heilbronn, Germany. The Company is negotiating with Vishay for the North American rights to offer the Telefunken product line. There can be no assurance that the Company will be successful in obtaining such rights.

               The Company intends to continue to explore marketing methods to use Vishay's resources combined with planned enhancements to its own engineering and manufacturing capabilities, to develop ever more advanced products, to enhance product quality, and to further enhance customer service. The relationship with Vishay has already provided opportunities for the Company to have its products offered by some the world's largest distributors.

               In July 1997, General Semiconductor Corporation, formerly General Instrument Corporation, announced that it would acquire the discrete semiconductor business of ITT, one of the Company's major suppliers. As a result of this announcement, ITT notified the Company of their intent to terminate their distribution agreement with the Company under the terms of the contract, although the Company continues to receive product from the new owners of ITT. See "Item 1. Business - Manufacturing and Significant Vendors". The Company will continue its strategic plan of locating alternate sources of its products, including those provided by ITT. While the sale of ITT may negatively impact the Company's 1998 sales by approximately $3.0 million, it is anticipated that the lost sales may be offset substantially by the Company's projected increase in sales as well as by new sources of products in 1998. Alternate sources for ITT products include, but are not limited to, KaiHong and other sourcing agreements in place as well as those under negotiation. The Company continually evaluates alternative sources of its products to assure its ability to deliver high quality, cost effective products.

               One of the Company's primary strategic programs was the formation of the KaiHong joint venture, formed in the first half of 1996. The KaiHong joint venture, in which the Company has invested in a SOT-23 manufacturing facility on mainland China, contributed positively to the Company's bottom line throughout 1997, and provides replacements for a portion of the parts previously manufactured by ITT. Due to the success of the first phase of KaiHong as well as prevailing market conditions, the Company's Board of Directors has approved funding for further expansion of the joint venture. The equipment expansion will allow for the manufacturer of additional SOT-23 packaged components as well as other surface-mount packaging. The capital required for the second and third phases of KaiHong is estimated at $14.0 million and the Company's credit facility will be used to finance the additional manufacturing capacity.

               Also due to the recent success of the facility and through an arrangement in accordance with the original joint venture agreement previously filed, the Company increased its controlling interest in KaiHong from 70% to 95%, and increased its equity contribution to approximately $4.75 million in the fourth quarter of 1997. The purchase price, as per the joint venture agreement, was approximately $2.1 million and resulted in approximately $1.1 million in goodwill. Also during the last quarter of 1997, the KaiHong joint venture began shipments of products to customers other than the Company, and thus has begun to contribute to the Company's consolidated sales. It is anticipated that with the approved additional manufacturing capacity, future sales will continue to be made to unaffiliated customers, as well as to the Company.

               The Company will continue its strategic plan of locating alternate sources of its products, including those provided by its major suppliers. Alternate sources include, but are not limited to, the KaiHong joint venture and other sourcing agreements in place as well as those in negotiations. The Company anticipates that the effect of the loss of any one of its major suppliers will not have a material adverse effect on the Company's operations provided that alternate sources remain available. The Company continually evaluates alternative sources of its products to assure its ability to deliver high quality, cost effective products.

               Also in October 1997, the Company announced the appointment of a new President, Michael A. Rosenberg, to replace David Lin who resigned to pursue other business interests with the Lite-On Group in East Asia. Mr. Rosenberg, a director of the Company since 1989 and an independent consultant to Vishay since 1992, was from 1970 to 1991 associated with SFE Technologies, a Southern California based manufacturer of electronic components, including positions as President and chief executive officer, as well as a member of the Board of Directors. Both Mr. Rosenberg and Mr. Lin will remain members of the Board of Directors of the Company.

               The Company purchases products from foreign suppliers primarily in United States dollars. To a limited extent, and from time to time, the Company contracts (e.g. a portion of the equipment purchases for the KaiHong expansion) in foreign currencies, and, accordingly, its results of operations could be materially and adversely affected by fluctuations in currency exchange rates. Due to the limited number of contracts denominated in foreign currencies and the complexities of currency hedges, the Company has not engaged in hedging to date. If the volume of contracts written in foreign currencies increases, and the Company does not engage in currency hedging, any substantial increase in the value of such currencies could have a material adverse effect on the Company's results of operations. Management believes that the current contracts written in foreign currency are not significant enough to justify the costs inherent in currency hedging.

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

               The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue ("Y2K") and is developing an implementation plan to resolve the issue. Y2K is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The could result in a major system failure or miscalculations. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. Confirmation have been requested from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management is in the process of assessing the year 2000 compliance expense and related potential effect on the Company's earnings. The Company presently believes that, with modifications to existing software and conversions to new software, the Y2K will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, Y2K may have a material impact on the operations of the Company.

RESULTS OF OPERATIONS

               The following Table 3 sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                     TABLE 3

                                PERCENT OF NET SALES                          PERCENTAGE DOLLAR INCREASE (DECREASE)
                               YEAR ENDED DECEMBER 31,                                YEAR ENDED DECEMBER 31,
                   -----------------------------------------------     ----------------------------------------------------
                     1997      1996      1995      1994       1993     `96 TO '97   `95 to '96    `94 to '95     `93 to '94
                   ------    ------    ------    ------     ------     ----------    ---------     ---------      ---------
Net sales          100.0%    100.0%    100.0%    100.0%     100.0%        17.3%         (3.7)%          52.0%        45.0%

Cost of
goods sold         (72.1)    (73.5)    (71.7)    (72.1)     (72.9)        15.0          (1.3)           51.3         43.2
                   ------    ------    ------    ------     ------     ----------    ---------     ---------      ---------
Gross profit        27.9      26.5      28.3      27.9       27.1         23.6          (9.8)           53.9         49.8

Operating
expenses           (16.9)    (18.5)    (16.4)    (19.8)     (22.4)         7.2           9.1            25.9         27.7
                   ------    ------    ------    ------     ------     ----------    ---------     ---------      ---------
Income from
operations          11.0       8.0      11.9       8.2        4.6         61.7         (35.8)          121.5        157.1

Interest
expense, net        (0.1)     (0.6)     (0.2)     (0.0)      (0.3)       (82.3)        143.8         2,300.0        (92.0)

Other income         0.9       0.9       0.9       1.1        0.3         14.8           3.9            17.6        446.3
                   ------    ------    ------    ------     ------     ----------    ---------     ---------      ---------
Income
before
taxes               11.8       8.3      12.6       9.3        4.6         67.2         (36.6)          105.1        191.3

Income
taxes
(benefit)            4.0       3.0       4.5       3.1       (1.4)        57.3         (35.9)          117.1       (431.1)
                   ------    ------    ------    ------     ------     ----------    ---------     ---------      ---------
Net income           7.8       5.3       8.1       6.2        6.0         72.8         (36.9)           99.0         48.9

               The following discussion explains in greater detail the consolidated financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


                      1997                1996               1995
                      ----                ----               ----
NET SALES         $ 65,699,000        $ 56,019,000       $ 58,190,000

               The increase in net sales in 1997 compared to 1996 of approximately $9.7 million, or 17.3%, was due primarily to an increase in customer demand primarily in Asian markets resulting in an increase in the number of units shipped. Throughout most of 1996, the industry experienced a substantial decrease in demand, combined with excess inventory among the Company's customers, which negatively affected the Company's net sales and gross profit margins in 1996. The Company's business in 1997 was not materially affected by the recent widespread weakness in Asian currencies, however, since approximately 24% of sales are Asia-based, it remains uncertain to what extent sales might be affected in 1998.

               In 1996, the decrease in net sales from 1995 of approximately $2.2 million, or 3.7%, was the result of an industry-wide slowdown in unit demand for discrete semiconductor products for most of 1996 and an inventory build-up commencing in the fourth quarter of 1995.


                                             1997                1996               1995
                                             ----                ----               ----
GROSS PROFIT                             $ 18,343,000        $ 14,842,000       $ 16,463,000
------------
GROSS MARGIN PERCENTAGE                     27.9%               26.5%               28.3%

               Gross profit in 1997 increased approximately $3.5 million, or 23.6%, primarily due to the 17.3% increase in net sales, as well as from an increase of approximately $600,000 in gross profit contribution from the KaiHong joint venture.

               Gross profit in 1996 decreased approximately $1.6 million, or 9.8%, due to pricing pressures within the industry resulting from decreased demand and to excess on-hand inventory, as well as to the 3.7% decrease in net sales.


                                             1997                1996              1995
                                             ----                ----              ----
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES ("SG&A")                      $ 11,137,000        $ 10,386,000      $ 9,522,000
  -----------------

               The Company's SG&A for the year ended 1997 increased approximately $751,000, or 7.2%, primarily due to sales commissions on the $9.7 million increase in sales, as well as to additional customer application engineers and quality assurance personnel at its U.S. headquarters, providing customers and vendors improved service.

               The Company's SG&A for the year ended 1996 increased approximately $864,000, or 9.1% primarily due to costs associated with the KaiHong joint venture and the Company's ISO certification, as well as to the addition of key marketing personnel.

               Fourth quarter 1996 and year-end results include a one-time charge of $660,000 for pre-operating costs associated with KaiHong. These costs had been capitalized during start-up phases through the joint venture's first six months of operations, and were fully amortized upon commencement of full-scale operations in the fourth quarter.

               Without the start-up costs associated with KaiHong, SG&A in the fourth quarter of 1996 would have been approximately 15.6% of sales, in line with SG&A that was 15.4% of sales in 1995. The Company's total SG&A as a percentage of net sales increased from 16.4% in 1995 to 18.5% in 1996 primarily as a result of SG&A associated with the KaiHong manufacturing facility.


                                             1997                1996               1995
                                             ----                ----               ----
INTEREST EXPENSE                          $ 405,000           $ 538,000           $ 190,000
----------------
INTEREST INCOME                           $ 343,000           $ 187,000           $ 46,000
---------------

               Interest income for 1997 increased approximately $156,000, or 83.4% compared to the same period last year, primarily the result of interest earned on higher cash balances. The Company's interest expense for 1997 decreased $133,000, or 24.7%, as a result debt reduction. Interest expense is primarily the result of the term loan by which the Company financed (i) the investment in the KaiHong joint venture and (ii) the $2.5 million advanced to FabTech, a related party, partially offset by the interest charged to FabTech by the Company.

               Due to the recent success of the KaiHong joint venture, the ITT sale, and continued demand for discrete semiconductor products , as well as to enhance the Company's ability to acquire -- in a timely fashion and at reasonable cost -- the products that its customers need, the Company is currently implementing a planned $14 million capital equipment expansion program at the KaiHong manufacturing facility in 1998. The Company will use its credit facility to finance the additional manufacturing capacity.

               Interest expense in 1996 increased approximately $348,000 primarily as a result of an increase in the Company's usage of its credit facility to finance and expand the KaiHong manufacturing facility and the loan to FabTech. In 1996, the Company had contributed approximately $2.8 million toward the KaiHong joint venture.

                                             1997                1996               1995
                                             ----                ----               ----
MINORITY INTEREST IN JOINT VENTURE        $ (15,000)          $ 238,000              $ 0
----------------------------------

               In 1997, the KaiHong joint venture realized profitability and, therefore, the $15,000 minority interest in joint venture represents the minority investor's 5% share of the joint ventures profit. During the fourth quarter of 1997, through an arrangement in accordance with the original joint venture agreement, the Company increased its controlling interest in KaiHong from 70% to 95% through the purchase of a substantial portion of the minority interest.

               In 1996, the Company had a 70% controlling interest in the KaiHong joint venture. The $238,000 represents the minority investor's 30% share of the joint venture loss. In the first quarter of 1997, the KaiHong joint venture began to contribute positively to the Company's net income. As the joint venture realizes profitability, the minority interest is recorded as a reduction to earnings.


                                             1997                1996               1995
                                             ----                ----               ----
COMMISSIONS AND OTHER INCOME              $ 627,000           $ 295,000           $ 513,000
----------------------------

               Other income in 1997 increased approximately 112.5% compared to other income in 1996. This $332,000 increase is primarily due to currency exchange gains at the Company's Taiwan subsidiary as well as increased sales commissions paid to this subsidiary on drop shipments in Asia.

               Other income in 1996 decreased approximately 42.5% compared to other income in 1995. This $218,000 decrease is primarily due to decreased sales commissions paid to the Company's Taiwan subsidiary on drop shipments in Asia.


                                             1997                1996               1995
                                             ----                ----               ----
INCOME TAX PROVISION                     $ 2,631,000         $ 1,673,000         $ 2,610,000
--------------------
EFFECTIVE TAX RATE                          33.9%               36.1%               35.7%

               Provision for income tax for 1997 increased approximately $958,000, or 57.3%, compared the same period last year primarily due to the 67.2% increase in income before taxes. The Company's effective tax rate in 1997 decreased to 33.9% from 36.1% as a result of the net income from the KaiHong joint venture in China, which under Chinese tax law is exempt from tax for 1998 and 1999, and receives favorable tax treatment for three years thereafter. Also contributing to the effective tax rate decrease were increased earnings at the Company's Taiwan subsidiary, which are subject to tax at a lower rate than in the United States.

               Provision for income tax for 1996 decreased approximately $937,000, or 35.9%, compared the same period last year primarily due to the 36.6% decrease in income before taxes. The Company's effective tax rate in 1996 was 36.1%, comparable to the 1995 tax rate of 35.7%.

FINANCIAL CONDITION

        LIQUIDITY AND CAPITAL RESOURCES

               Cash provided by operating activities in 1997 was $4.0 million compared to cash provided by operating activities of $3.6 million in 1996 and cash used by operating activities of $4.8 million in 1995. The primary sources of cash flows from operating activities in 1997 were net income of $5.1 million. The primary use of cash flows from operating activities in 1997 was an increase in net accounts receivable of $3.0 million as the Company continues to closely monitor its credit policy while, at times, providing more flexible terms primarily to its Asian customers, when necessary. In 1996, the primary sources of cash flows from operating activities were net income of $3.0 million and a decrease in inventories of $3.0 million, or 18.6%, while the primary use was a $1.5 million decrease in accounts payable. In 1995, the primary sources of cash flows from operating activities were net income of $4.7 million and an increase in accounts payable of $2.2 million, while the primary use was a $9.3 million increase in inventories. The Company believes that its current level of inventory is necessary to effectively service current and new customers as well as provide for managed growth. The ratio of the Company's current assets to current liabilities on December 31, 1997, was 2.8 to 1 compared to a ratio of
3.2 to 1 and 2.1 to 1 as of December 31, 1996 and 1995, respectively.

               Cash used by investing activities was $3.5 million in 1997, compared to $3.3 million in 1996 and $2.1 million in 1995. The Company has provided capital to KaiHong for the construction and equipment of a new facility for the manufacture of surface-mount SOT-23 devices, and to FabTech for upgrading, reconfiguring, and starting up operations at an existing wafer fabrication facility.

               With the success of the first phase of KaiHong as well as prevailing market conditions and the ITT sale, the Company's Board of Directors has approved funding for further expansion of the joint venture. The capital required for the second and third phases of KaiHong is estimated to be $14.0 million. The Company will use its credit facility to finance the additional manufacturing capacity. In the fourth quarter of 1997, the Company increased its interest in the KaiHong joint venture from 70% to 95% through the purchase of a portion of the interest held by its joint venture partner. The purchase price, as per the joint venture agreement, was approximately $2.1 million and resulted in approximately $1.1 million in goodwill to be amortized over 25 years. As of December 31, 1997, the Company has invested approximately $5.0 million in the KaiHong joint venture. Both KaiHong and FabTech alliances are indicative of the Company's desire to participate in the sourcing of advanced-technology discrete components, and to enhance its ability to procure products in a timely fashion and at reasonable cost.

             Cash provided by financing activities was $77,000 in 1997, compared to $1.0 million in 1996 and $5.6 million in 1995. In August 1996, the Company obtained a new $22.6 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million, term commitment notes providing up to $9.5 million for plant expansion and advances to vendors, and letters of credit of $4.1 million for KaiHong. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require payments of interest only for six months from the date of distribution and fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions which, among other matters, requires the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance with such covenants and restrictions as of December 31, 1997. The working capital line of credit expires August 3, 1998 and contains a sublimit of $2 million for issuance of commercial and stand-by letters of credit. During 1997, average and maximum borrowings outstanding on the line of credit were $4,576,389 and $5,000,000, respectively. The weighted average interest rate on outstanding borrowings was 6.86% for the year ended December 31, 1997. As of December 31, 1997, $4.1 million is outstanding under the term note commitment.

               It is anticipated that the Company will continue to use such credit facility to support its operations. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements. Although the Company's cash balance at December 31, 1997 increased approximately $505,000, or 27.7%, from the 1996 level, the Company continues its efforts to minimize its cash balances to manage interest expense.

               The Company's inventories as of December 31, 1997 have increased approximately 1.9% compared to the 1996 level as the Company continues to closely manage its inventory levels in order to increase its asset utilization while maintaining its commitment to provide timely delivery of product to customers.

               Total working capital increased approximately 7.5% to $18.7 million as of December 31, 1997, from $17.4 million as of December 31, 1996. The Company believes that such working capital position will be sufficient for growth opportunities.

               The Company's debt to equity ratio decreased to 0.56 at December 31, 1997, from 0.62 at December 31, 1996. It is anticipated that this ratio may increase as the Company continues to use its credit facilities to fund additional sourcing opportunities.

               As of December 31, 1997, the Company has no material plans or commitments for capital expenditures other than as previously discussed in connection with the KaiHong joint venture. See "Item 1. Business -- New Developments." However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share.

               Inflation did not have a material effect on net sales or net income in fiscal years 1997, 1996 or 1995.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Not Applicable.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for the Company's Consolidated Financial Statements and the notes thereto filed as part of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The following Table 4 sets forth certain information as to the names, ages, positions and offices held with the Company, or principal occupations during the past five years, and, where applicable, the terms of office as directors of all the Company's directors and executive officers. The term of office of each director expires with the annual meeting of stockholders or when a successor is elected and qualified.

                                     TABLE 4

                                                                                    DIRECTOR
OFFICERS AND DIRECTORS              AGE           POSITION WITH THE COMPANY         SINCE (1)
-------------------------------- ---------- -------------------------------------- ------------
Raymond Soong (2)............       56      Chairman of the Board                     1993
Michael A. Rosenberg (3).....       69      President and Director                    1989
Michael R. Giordano (4)......       51      Director                                  1990
David Lin (5)................       51      Director and former President and CEO     1991
M.K. Lu (6)..................       49      Director                                  1995
Shing Mao (7)................       62      Director                                  1990
Leonard M. Silverman (8).....       58      Director                                  1995
Pedro Morillas (9)...........       52      Former Executive Vice President            N/A
Joseph Liu (10)..............       56      Vice President-Operations, Chief           N/A
                                             Financial Officer and Secretary

(1) Directors are elected at each annual meeting of shareholders.

(2) Mr. Soong has been the Chairman of the Board of Silitek Corporation since 1990 and has been Chairman of the Board of LPSC since 1992. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item
    13. Certain Relationships and Related Transactions" for a discussion of the relationships among Silitek, LPSC, Vishay and the Company. Since 1995, Mr. Soong has also been a director of FabTech, a subsidiary of LPSC, with whom the Company entered into an agreement in February 1996, whereby Diodes gains a new supply of processed wafers used in the manufacture of several types of discrete semiconductors. Mr. Soong is a graduate of the National Taipei Institute of Technology's Electronic Engineering Department. After serving as a senior engineer for RCA and as a

                                         (Footnotes continued on following page)

(Footnotes continued from previous page)

       chief engineer for Texas Instruments, Mr. Soong, together with several of his coworkers, founded Taiwan Liton Electronic Co. Ltd., ("Taiwan Liton"), in 1975. Taiwan Liton, which manufactures electronic components and subsystems, is an affiliate of Silitek through common control, and its stock is listed on the Taipei Stock Exchange. Mr. Soong is also Chairman of the Board of Taiwan Liton, and the KaiHong joint venture.

(3) Mr. Rosenberg was appointed President of the Company on October 9, 1997 and has served as a director of the Company since 1989. Since 1992, Mr. Rosenberg also has served as an independent consultant to Vishay. Vishay, with worldwide sales exceeding $1 billion, is the world's largest manufacturer of passive electronic components and a Fortune 1000 company. See "Item 13. Certain Relationships and Related Transactions" for a discussion of the relationships among Silitek, LPSC, Vishay and the Company. Until 1991, Mr. Rosenberg was President, Principal Operating Officer and a director of SFE Technologies, a manufacturer of electronic components with principal offices in San Fernando, California. From 1970 to 1990, Mr. Rosenberg served as Vice President Technology of SFE Technologies. Until his appointment as President of the Company, Mr. Rosenberg also served on the Company's Compensation and Options Committee.

 (4) Mr. Giordano joined the investment banking firm of PaineWebber Incorporated as a Senior Vice President-Investment Consulting, when PaineWebber acquired his previous firm, Kidder Peabody and Company, Inc. Mr. Giordano advises corporations, foundations, trusts, and municipal governments in investments and finance. Mr. Giordano was with Kidder Peabody since 1979. Formerly a captain and pilot in the USAF, Mr. Giordano received his Bachelors of Science degree in Aerospace Engineering from California State Polytechnic University and his Masters degree in Business Administration (Management and Finance) from the University of Utah. Mr. Giordano also did post graduate work in International Investments at Babson College. Mr. Giordano is a member of the Company's Audit Committee and Compensation and Options Committee.

(5) Mr. Lin, who resigned on October 9, 1997, had served as President and Chief Executive Officer of the Company since March 1993. Mr. Lin continues to serve as a director of the Company. Mr. Lin is also President of Silitek and had served as Executive Vice President of Silitek since 1990, prior to becoming President. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions" for a discussion of the relationships among Silitek, LPSC and the Company. Mr. Lin was previously President of Texas Instruments Asia, Limited, in Taiwan from 1982 to 1990. Mr. Lin has been a director of LPSC since 1991 and a director of Maxi Switch, Inc., a U.S. based computer keyboard manufacturer and a member of the Lite-On Group, since 1990.
       Mr. Lin is also a director of the KaiHong joint venture.

(6) Mr. Lu has been President and a director of LPSC since 1991, and is now President of the newly formed joint venture, Vishay/LPSC. From 1983 to 1990, Mr. Lu was General Manager/Vice President of Silitek. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item
       13. Certain Relationships and Related Transactions" for a discussion of the relationship between Silitek, LPSC and the Company. Since 1995, Mr. Lu has also been a director of FabTech. Mr. Lu earned his Bachelor of E.E. at Tatung Institute of Technology and is a graduate of the Institute of Administration at National Chengchi University. Mr. Lu is also a present member of the Chinese Management Association and the Chinese Association for Advancement of Management. Mr. Lu is also a director of the KaiHong joint venture.

(7) From 1988 to present, Dr. Mao has been Chairman of the Board of Lite-On, Inc., a California corporation located in Milpitas, California, and a wholly owned subsidiary of Taiwan Liton. See "Item 12. Security Ownership of Certain Beneficial Owners and Management" and "Item 13. Certain Relationships and Related Transactions" for a discussion of the relationships among Silitek, LPSC, and the Company. Dr. Mao has been a director of Dyna Investment Co., Ltd. of Taiwan, a venture capital company, and a director of LPSC, both since 1989. Since 1995, Dr. Mao has also been a director of FabTech. Before joining Lite-On, Dr. Mao served in a variety of management positions with Raytheon Company for four years, with Texas Instruments for 11 years, and with UTL Corporation (later acquired by Boeing Aircraft Company) for seven years. Dr. Mao earned his Ph.D. degree in electrical engineering at Stanford University in 1963. Dr. Mao is a member of the Company's Audit Committee and Compensation and Options Committee.



                                         (Footnotes continued on following page)

(Footnotes continued from previous page)

(8) From 1984 to present, Dr. Silverman has been the Dean of Engineering at the University of Southern California ("USC"), and has been employed by USC since 1968. Dr. Silverman is internationally known for his pioneering work in the theory and application of multi-variable control systems and signal processing and has more than 100 publications to his credit. Dr. Silverman has been honored as a Fellow of the IEEE, as a Distinguished Member of the IEEE Control Society, and has received a Centennial Medal of the IEEE. He has also received election to the National Academy of Engineering, one of the highest honors that can be bestowed on an engineer. Dr. Silverman also serves on the Board of Directors for Advanced Micro Devices and Netter Digital Entertainment, Inc., as well as for the Colachis Foundation, the Lord Foundation, and the M.C. Gill Foundation. Dr. Silverman earned his A.B., B.S., M.S. and Ph.D. degrees in electrical engineering at Columbia University during the period 1961 through 1966. Dr. Silverman is a member of the Company's Audit Committee and Compensation and Options Committee.

(9) Mr. Morillas served as Executive Vice President from 1993 until February 28, 1998. Prior to becoming Executive Vice President of the Company, Mr. Morillas was associated with National Semiconductor for over 10 years, most recently as Vice President, Asia Marketing, in Hong Kong for four years. Mr. Morillas was also a director of the KaiHong joint venture. See "Item 11. Executive Compensation - Employment Contracts and Termination of Employment and Change in Control Arrangements" for a discussion of Mr. Morillas' separation agreement.

(10) Mr. Liu has served as Vice President, Operations of the Company since 1994 and Chief Financial Officer and Secretary since 1990. Mr. Liu was the Company's Vice President, Administration from 1990 to 1994. Prior to joining the Company, Mr. Liu held various management positions with Texas Instruments ("TI"), Dallas, since 1971, including Planning Manager, Financial Planning Manager, Treasury Manager, Cost Accounting Manager and General Accounting Manager with TI Taiwan, Ltd. in Taipei; from 1981 to 1986 as Controller with TI Asia in Singapore and Hong Kong; from 1986 to 1989 as Financial Planning Manager, TI Latin America Division (for TI Argentina, TI Brazil, and TI Mexico) in Dallas and from 1989 to 1990 Chief Coordinator of Strategic Business Systems for TI Asia Pacific Division in Dallas. Mr. Liu is President and a director of the KaiHong joint venture, and serves as Chief Financial Officer of FabTech. See "Item 13. Certain Relationships and Related Transactions" for a discussion of the relationships among KaiHong, FabTech and the Company.

               There are no family relationships among any of the directors or executive officers of the Company and, except as set forth above, as of the date hereof, no directorships are held by any director in a company which has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the requirements of
Section 15(d) of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940. None of the directors, nominees for director, or executive officers were selected pursuant to any arrangement or understanding, other than with the directors and executive officers of the Company acting within their capacity as such.

        COMPLIANCE WITH REPORTING REQUIREMENTS OF SECTION 16(A)

               Under Section 16(a) of the Exchange Act, the Company's directors, executive officers and any persons holding ten percent or more of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC") and to furnish the Company with copies of such reports. Specific due dates for these reports have been established and the Company is required to report any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC during the fiscal year ended December 31, 1997, all reporting persons filed reports on a timely basis, except Silitek Corporation, who filed a late Form 4 in connection with the purchase of 50,000 shares of the Company's Common Stock in May 1997. To avoid the inadvertent failure of directors, executive officers and shareholders to timely file these reports in the future, the Company will periodically advise such persons of their filing obligations.

ITEM 11.              EXECUTIVE COMPENSATION

               The following Table 5 sets forth certain summary information concerning compensation paid or accrued by the Company with respect to the Company's Chief Executive Officer (who has served in such capacity at any time during the last fiscal year) and each of the two other executive officers of the Company (determined as of the end of the last fiscal year) (the "Named Executives") for each of the fiscal years ended December 31, 1997, 1996 and 1995:

                                               TABLE 5

                                     SUMMARY COMPENSATION TABLE

                                                                 Long Term Compensation
                                                                 ----------------------
                             Annual Compensation (1)             Awards            Payouts
                             -----------------------             ------            -------
                                              Other                 Securities                  All
Name and                                     Annual      Restricted  Underlying                 Other
Principal                                    Compen-        Stock     Options/       LTIP     Compen-
Position      Year   Salary($)   Bonus($)   sation($)     Awards($)   SARs (#)    Payouts($)  sation($)
--------      ----   ---------   --------   ---------    ---------   --------    ----------  ---------

MICHAEL A.    1997    --(2)        --           --          --          --           --          --
ROSENBERG     1996    --           --           --          --          --           --          --
President     1995    --           --           --          --          --           --          --


DAVID LIN     1997    --(3)        --           --          --          --           --          --
President     1996    --(3)        --           --          --      100,000(4)       --          --
and Chief     1995    --(3)        --           --          --          --           --          --
Executive
Officer

PEDRO         1997   133,000(5)   64,000        --          --          --           --          --
MORILLAS      1996   133,000      60,000        --          --       70,000(6)       --          --
Executive     1995   128,003     146,481        --          --          --           --          --
Vice
President

JOSEPH LIU    1997   120,000      99,266         --          --          --          --          --
Vice          1996   120,000      30,000         --          --      50,000(7)       --          --
President-    1995   115,564      73,240         --          --          --          --          --
Operations,
Chief
Financial
Officer and
Secretary

(1) Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses, including car allowances, life insurance payable at the direction of the employee, contributions under the Company's 401(k) Plan, and group health insurance. The aggregate amount of such personal benefits does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the Named Executives.

(2) Mr. Rosenberg was appointed President on October 9, 1997. Mr. Rosenberg receives no direct compensation from the Company, other than issuance of the Company's stock options and reimbursement of expenses while on Company business. In addition, Mr. Rosenberg receives cash compensation directly from Vishay for his services as a consultant to Vishay. See "Item 13. Certain Relationships and Related Transactions" for a discussion of the relationships among Silitek, LPSC, Vishay and the Company.

 (3) Mr. Lin, who resigned on October 9, 1997 to pursue other business interests with the Lite-On Group in East Asia, received no direct compensation from the Company, other than issuance of the Company's stock options. However, Mr. Lin received cash compensation directly from Silitek for his services as President of Silitek. See "Item 13. Certain Relationships and Related Transactions" for a discussion of the relationships among Silitek, LPSC, Vishay and the Company.

                                         (Footnotes continued on following page)

(Footnotes continued from previous page)

(4) Mr. Lin's options were granted pursuant to the Company's 1993 Non-Qualified Stock Option Plan ("1993 NQO Plan") at an exercise price of $6.00. The 1993 NQO Plan became effective retroactively to July 6, 1993, upon approval by the shareholders at the Company's 1994 annual meeting. The 1993 NQO Plan provides for the issuance of up to 1,000,000 shares of the Company's authorized but unissued Common Stock. Options granted shall terminate and be of no force and effect with respect to any shares not previously taken up by optionee upon the expiration of ten years from the date of grant. A vested but unexercised option is normally exercisable for 90 days after termination of employment, other than by death or retirement. In the event of death, unmatured options are accelerated to maturity. The Compensation and Stock Option Committee, which administers the 1993 NQO Plan, has full discretion to determine whether or not options granted under the 1993 NQO Plan shall have a right to relinquish up to one-half of an unexercised position of an option for an amount of cash, if concurrently, the holder of the option exercises a portion of the option and purchases a number of shares of stock at least equal to the number of shares which could have been purchased under the portion of the option relinquished ("SAR"). However, the Board has expressly stated that it has not and does not intend to grant such SAR. The shares to be issued upon exercise of options under the 1993 NQO Plan require a three-year vesting period. The option price is 100% of the fair market value of such shares on the date the option is granted. Options expire ten years from the grant of the option. On October 8, 1997, the Board of Directors amended such options so that they shall be exercisable in full.

(5) Mr. Morillas' employment terminated effective February 28, 1998. See "Item 11. Executive Compensation - Employment Contracts and Termination of Employment and Change in Control Arrangements" for a discussion of Mr. Morillas' separation agreement.

(6) Mr. Morillas' options were issued pursuant to the Company's 1993 Incentive Stock Option Plan ("1993 ISO Plan") at an exercise price of $6.00 and are exercisable annually in three equal amounts over a three year vesting period. The 1993 ISO Plan provides for the issuance of up to 1,000,000 shares of the Company's authorized but unissued Common Stock. Options granted under the 1993 ISO Plan are not transferable, except by will or the laws of descent or distribution. An vested but unexercised option is normally exercisable for 90 days after termination of employment, other than by death or retirement. In the event of death, unmatured options are accelerated to maturity. An option granted under the 1993 ISO Plan may not be priced at less than 100% of fair market value on the date of grant and expires 10 years from the date of grant. See "Item 11. Executive Compensation - Employment Contracts and Termination of Employment and Change in Control Arrangements" for a discussion of Mr.
        Morillas' separation agreement.

(7) Mr. Liu's options granted in 1996 were issued pursuant to the Company's 1993 ISO Plan at an exercise price of $6.00 and are exercisable annually in three equal amounts over a three year vesting period.


STOCK OPTIONS

               The following Table 6 contains information concerning the grant of stock options during fiscal year ended December 31, 1997 to the Named
Executives:

                                     TABLE 6

                    OPTION/SAR GRANTS IN FISCAL YEAR 1997 (1)

                                      NONE

(1) During fiscal 1997, no options were granted to the Named Executives under the 1993 NQO Plan or the 1993 ISO Plan. On October 8, 1997, the Company's Board of Directors amended all options held by Mr. Lin so that such options shall be exercisable in full.

        OPTION EXERCISES AND HOLDINGS

               The following Table 7 contains information with respect to the Named Executives concerning the exercise of options and the unexercised options held by the Named Executives as of December 31, 1997:

                                     TABLE 7

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997
                        AND FISCAL YEAR-END OPTION VALUES

                      Shares
                     Acquired     Value                                       Value of Unexercised
                    on Exercise  Realized      Number of Unexercised      "In-the-Money" Options/SAR
       Name            (#)           ($)    Options/SAR's at 12/31/97(#)      at 12/31/97 ($) (1)
-----------------   -------     ----------------------------------------  ---------------------------
                                            Exercisable   Unexercisable   Exercisable   Unexercisable
                                            -----------   -------------   -----------   -------------
MICHAEL ROSENBERG     5,000       58,125       30,000         20,000        138,750         37,500
DAVID LIN               0           --        147,000           0           469,500           --
PEDRO MORILLAS        16,667     168,540       23,333           0            43,749           --
JOSEPH LIU              0           --         76,667         33,333        151,251         62,499

(1) The value of unexercised "in-the-money" options is the difference between the closing sale price of the Company's Common Stock on December 31, 1997 ($7.875 per share) and the exercise price of the option, multiplied by the number of shares subject to the option.

        COMPENSATION OF DIRECTORS

               All directors each receive $750 for each board meeting attended during the year ended December 31, 1997. No additional amounts are paid to directors for committee participation or special assignments. Both employee and non-employee directors are eligible to receive grants of stock options.

        EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

               Effective March 16, 1993, the Company entered into an employment agreement with Pedro Morillas, the Company's Executive Vice President. Under such employment agreement, Mr. Morillas was entitled to, among other things, (i) receive an annual base salary and performance bonus subject to the determination and evaluation of the Company's Compensation and Stock Options Committee on a yearly basis, (ii) participate in all plans sponsored by the Company for employees in general, (iii) use a Company car, and (iv) receive an option to purchase from the Company up to 50,000 shares of the Company's Common Stock at $1.875 per share (exercisable in three equal installments commencing June 10, 1994 and expiring on the tenth anniversary of the date of grant).

               Mr. Morillas' employment terminated effective February 28, 1998. Pursuant to a separation agreement, the Company will pay Mr. Morillas $140,000 in twelve equal, monthly installments beginning March 1, 1998 in lieu of unvested stock options. With the exception of those stock options which have already vested, all stock options granted to Mr. Morillas have terminated.

        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

               The Compensation and Options Committee consists of three directors, Michael R. Giordano, Dr. Shing Mao, and Leonard Silverman. Michael A. Rosenberg, was a member of the Compensation and Options Committee until he was appointed President of the Company on October 9, 1997.

               No person who served as a member of the Company's Compensation Committee during the 1997 fiscal year has ever been an officer or employee of the Company or any of its subsidiaries.

               David Lin, the President, Chief Executive Officer and a director of the Company until his resignation in October 1997, was President and a director of Silitek. Silitek's entire Board of Directors participated in compensation decisions for Silitek in the absence of its Compensation Committee during fiscal year 1997. Mr. Lin resigned as President and Chief Executive Officer of the Company on October 9, 1997, but remains on the Board of Directors.

               During the years ended December 31, 1997 and 1996, approximately 32% and 28%, respectively, of the purchases of products for resale by the Company, amounting to approximately $15,630,000 and $10,403,000, respectively, were from LPSC. These products, which were also available generally from other sources, were purchased in transactions negotiated at prices competitive with prices charged by other vendors of similar products in similar quantities. There are no special or exclusive trading agreements or understandings between the Company and LPSC, other than the Company's marketing agreement with LPSC. See "Item 1. Business -- Business Development."

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following Table 8 sets forth the number of shares and the percentage of outstanding Common Stock held as of March 20, 1998 by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock (other than depositories), by each executive officer and director, and by all directors and officers as a group.

                                     TABLE 8

                                                             AMOUNT AND
                                                             NATURE OF
    NAME AND ADDRESS                                         BENEFICIAL        PERCENT OF
    OF BENEFICIAL OWNER(1)                                  OWNERSHIP(2)          CLASS(3)
    ---------------------------------------------------     ------------         ----------
    LITE-ON POWER SEMICONDUCTOR CORPORATION ...........      2,045,093(4)          40.8%
    FIDELITY MANAGEMENT & RESEARCH COMPANY ............        431,400              8.6%
    RAYMOND SOONG .....................................        140,000(5)           2.7%
    DAVID LIN .........................................        147,000(5)           2.9%
    MICHAEL R. GIORDANO ...............................         41,000(6)             *
    M.K. LU ...........................................         20,000(5)             *
    SHING MAO .........................................         90,000(5)           1.8%
    MICHAEL A. ROSENBERG ..............................         30,000(5)             *
    LEONARD M. SILVERMAN ..............................         20,000(5)             *
    PEDRO MORILLAS (7) ................................         23,333                *
    JOSEPH LIU ........................................         86,667(8)           1.7%
    All directors and executive officers as a
     group (9 persons) ................................        598,000(9)          10.7%


*  Less than 1%.

(1) The address of LPSC is 28-1, Wu Shin Street, Ta Wu Lung Industrial Zone, Keelung City, Taiwan, R.O.C. The address of the directors and executive officers of the Company is 3050 E. Hillcrest Drive, Westlake Village, California 91362. The address of Vishay Intertechnology, Inc. is 63 Lincoln Highway, Malvern, PA 19355-2120. The address of Fidelity Management & Research Company is 82 Devonshire Street, Boston, MA 02109-3614.

(2) The named stockholder has sole voting power and investment power with respect to the shares listed, except as indicated and subject to community property laws where applicable.

(3) Shares which the person (or group) has the right to acquire within 60 days after March 20, 1998 are deemed to be outstanding in calculating the percentage ownership of the person (or group) but are not deemed to be outstanding as to any other person or group. Percent of class total does not take into account 717,115 shares held as treasury stock.

(4) LPSC, which holds 2,045,093 shares of Common Stock, as the record holder, is owned by Vishay/LPSC, a joint venture owned 65% by Vishay and 35% by the Lite-On Group.

(5) Represents shares of Common Stock which the named individual has the right to acquire within 60 days of March 20, 1998, by the exercise of vested stock options.

(6) Represents 1,000 shares of Common Stock held in the name of PaineWebber Trust for the IRA of Mr. Giordano and 40,000 shares of Common Stock which Mr. Giordano has the right to acquire within 60 days of March 20, 1998, by the exercise of vested stock options.

                                         (Footnotes continued on following page)

(Footnotes continued from previous page)

(7) See "Item 11. Executive Compensation - Employment Contracts and Termination of Employment and Change in Control Arrangements" for a discussion of Mr. Morillas' separation agreement.

(8) Includes 76,667 shares of Common Stock which Mr. Liu has the right to acquire within 60 days of March 20, 1998, by the exercise of vested stock options.

(9) Includes 563,667 shares which the directors and executive officers have the right to acquire within 60 days of March 20, 1998, by the exercise of vested stock options, and excludes an additional 213,333 shares which certain directors and executive officers will have the right to acquire upon the exercise of stock options, which options will become exercisable in installments after March 20, 1998.

               Other than as disclosed in the foregoing table, to the knowledge of the Company, no other person or company (other than Cede & Co., a depository company) owns of record or beneficially more than 5 percent of the issued and outstanding Common Stock of the Company.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               LPSC is the record owner of 41.0% and 40.8% of the Company's issued and outstanding Common Stock, excluding treasury stock, at December 31, 1997, and March 20, 1998, respectively. In August 1997, the ownership of LPSC was transferred to Vishay/LPSC, a newly formed joint venture between the Lite-On Group and Vishay. Vishay holds a 65% interest in the joint venture, and the Lite-On Group holds the other 35%.

               During the years ended December 31, 1997 and 1996, approximately 32% and 28%, respectively, of the purchases of products for resale by the Company, amounting to approximately $15,630,000 and $10,403,000, respectively, were from LPSC. These products, which were also available generally from other sources, were purchased in transactions negotiated at prices competitive with prices charged by other vendors of similar products in similar quantities. There are no special or exclusive trading agreements or understandings between the Company and LPSC, other than the Company's marketing agreement with LPSC. See "Item 1. Business -- Business Development."

               In February 1996, the Company announced an agreement with FabTech whereby the Company may purchase processed wafers used in the manufacture of several types of discrete semiconductors. The Company has provided FabTech with approximately $2.5 million in working capital to be used in upgrading, reconfiguring, and starting up operations at an existing wafer fabrication facility located in Lee's Summit, Missouri. The Company receives interest from FabTech on the $2.5 million advance at a rate equal to the Company's current cost of capital. FabTech is a wholly-owned subsidiary of LPSC.

               The Company's Taiwan and China manufacturing facilities receive wafers from FabTech, among others. Output from the FabTech facility includes wafers used in the production of Schottky barrier diodes, fast recovery epitaxial diodes (FREDs), and other widely used value-added products. Schottky barrier diodes are employed in the manufacture of the power supplies found in personal computers, telecommunications devices and other applications where high frequency, low forward voltage and fast recovery are required.

               One of the Company's primary strategic programs was the formation of the KaiHong joint venture on mainland China, which provides replacements for a portion of the ITT product line. In March 1996, the Company entered into the KaiHong joint venture for the development of additional manufacturing capacity in Shanghai, R.O.C. The joint venture allows for the manufacturing and sale of diodes and associated electronic components, mainly in SOT-23 packaged components.

               Due to the recent success of the facility and through an arrangement in accordance with the original joint venture agreement previously filed, the Company increased its controlling interest in KaiHong to 95%, and increased its equity contribution to approximately $4.75 million, in the fourth quarter of 1997. Also during the last quarter of 1997, the KaiHong joint venture began shipments of products to customers other than the Company, and thus has begun to contribute to the Company's consolidated sales.

               Mr. Raymond Soong, who became a director and Chairman of the Board of the Company effective March 16, 1993, is also the Chairman of the Board of Silitek, LPSC, Taiwan Liton, and the KaiHong joint venture.

               Mr. Michael A. Rosenberg, appointed President of the Company in October 1997, and serving as a director of the Company since 1989, also serves as a consultant to Vishay, for which consulting services he is compensated by Vishay.

               Mr. David Lin, who has been a director of the Company since 1991, was from March 1993 to October 1997, President and Chief Executive Officer of the Company. Mr. Lin is the President and a director of Silitek, for which services he is compensated by Silitek. See "Item 11. Executive Compensation." Mr. Lin is also a director of the KaiHong joint venture.

               Silitek is affiliated through common ownership and control with Taiwan Liton, and both companies are members of the Lite-On Group. Both Silitek and Taiwan Liton are public corporations in Taiwan with stock registered on the Taipei Stock Exchange. Taiwan Liton owns 100% of the voting shares of Lite-On Milpitas.

               Dr. Shing Mao, who is a director of the Company, is Chairman of the Board of Lite-On Milpitas, a wholly-owned subsidiary of Taiwan Liton. Dr. Mao is also a director of LPSC, and since 1995, has also been a director of FabTech, with whom the Company entered into an agreement with in January 1996, whereby Diodes gained a new supply of processed wafers used in the manufacture of several types of discrete semiconductors. FabTech is a subsidiary of LPSC.

               Mr. M.K. Lu, who has been a director of the Company since 1995, is also the President and a director of LPSC since 1991. Mr. Lu is now President of Vishay/LPSC that owns 100% of LPSC. From 1983 to 1990, Mr. Lu was General Manager/Vice President of Silitek. Mr. Lu is also a director of the KaiHong joint venture.

               During 1997, Mr. Michael R. Giordano, a director of the Company and Senior Vice President-Investment Consulting at the investment banking firm of PaineWebber, Inc., has, from time to time, assisted directors and executive officers of the Company in stock option exercises and subsequent stock sales of the Company's Common Stock. Mr. Giordano is also the pension consultant for the Company's 401(k) plan and has, from time to time, in such capacity assisted LPSC in stock transactions. Compensation received by Mr. Giordano for services rendered to the Company and LPSC for services other than as a director in 1997 was less than $3,000.

               The employment of Mr. Pedro Morillas as Executive Vice President of the Company and director of the KaiHong joint venture terminated effective as of February 28, 1998. See "Item 11. Executive Compensation - Employment Contracts and Termination of Employment and Change in Control Arrangements" for a discussion of Mr. Morillas' separation agreement.

               Mr. Joseph Liu, Vice President, Operations, Chief Financial Officer and Secretary of the Company, is also President and a director of the KaiHong joint venture, and serves as Chief Financial Officer of FabTech.


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)    FINANCIAL STATEMENTS AND SCHEDULES

               (1)  Financial statements:                                              Page
                                                                                       ----

                      Independent Auditors' Report                                      28

                      Consolidated Balance Sheet at December 31, 1997 and 1996        29 to 30

                      Consolidated Statement of Income for the Years Ended
                      December 31, 1997, 1996, and 1995                                 31

                      Consolidated Statement of Stockholders' Equity for the
                      Years Ended December 31, 1997, 1996, 1995                         32

                      Consolidated Statement of Cash Flows for the Years Ended
                      December 31, 1997, 1996, and 1995                                 33


                      Notes to Consolidated Financial Statements                        34 to 44

               (2) Schedules:

                      Report of Independent Accountants on Financial
                      Statements and Schedules                                             45

                      Schedule II -- Valuation and Qualifying Account                      46

        (c)    REPORTS ON FORM 8-K

                      None.

        (b)    EXHIBITS

                      See the Index to Exhibits at page 49 of this Annual Report on Form 10-K for exhibits filed or incorporated by reference.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries


We have audited the accompanying consolidated balance sheet of Diodes Incorporated and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.


MOSS ADAMS LLP
/s/ Moss Adams LLP



Los Angeles, California
January 16, 1998

                      DIODES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                                  ASSETS
                                                             1997             1996
                                                         -----------       -----------
CURRENT ASSETS
  Cash                                                   $ 2,325,000       $ 1,820,000
  Accounts receivable
    Customers                                             10,342,000         7,901,000
    Related party                                            213,000           376,000
    Other                                                    916,000           352,000
                                                         -----------       -----------
                                                          11,471,000         8,629,000
    Allowance for doubtful accounts                           74,000           253,000
                                                         -----------       -----------
                                                          11,397,000         8,376,000

Inventories                                               13,525,000        13,268,000
Deferred income taxes                                      1,096,000         1,426,000
Prepaid expenses and other                                   806,000           345,000
                                                         -----------       -----------

         Total current assets                             29,149,000        25,235,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
      of accumulated depreciation and amortization         5,165,000         4,628,000

ADVANCES TO RELATED PARTY VENDOR                           2,821,000         2,631,000

OTHER ASSETS                                               1,219,000            52,000
                                                         -----------       -----------

         Total assets                                    $38,354,000       $32,546,000
                                                         ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                          1997               1996
                                                                                       -----------       -----------
CURRENT LIABILITIES
  Due to bank                                                                          $ 1,000,000       $      --
  Accounts payable
    Trade                                                                                4,567,000         2,303,000
    Related party                                                                          952,000         2,250,000
  Accrued liabilities                                                                    1,988,000         2,102,000
  Income taxes payable                                                                     912,000           223,000
  Current portion of long-term debt                                                      1,031,000           954,000
                                                                                       -----------       -----------
         Total current liabilities                                                      10,450,000         7,832,000

LONG-TERM DEBT, net of current portion                                                   3,226,000         4,288,000

MINORITY INTEREST IN JOINT VENTURE                                                         225,000           962,000

STOCKHOLDERS' EQUITY
    Class A convertible preferred stock par value $1 per share; 1,000,000 shares authorized; no shares
        issued and outstanding                                                                --                --
    Common stock - par value $.66 2/3 per share;
        9,000,000 shares authorized; 5,701,019 shares in 1997 and
        5,675,794 shares in 1996 issued and outstanding                                  3,801,000         3,784,000
    Additional paid-in capital                                                           5,813,000         5,768,000
    Retained earnings                                                                   16,621,000        11,694,000
                                                                                       -----------       -----------
                                                                                        26,235,000        21,246,000
    Less: Treasury stock - 717,115 shares of
        common stock, at cost                                                            1,782,000         1,782,000

                                                                                        24,453,000        19,464,000
                                                                                       -----------       -----------

         Total liabilities and stockholders' equity                                    $38,354,000       $32,546,000
                                                                                       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                           1997                1996                1995
                                                       ------------        ------------        ------------

NET SALES                                              $ 65,699,000        $ 56,019,000        $ 58,190,000

COST OF GOODS SOLD                                       47,356,000          41,177,000          41,727,000
                                                       ------------        ------------        ------------

         Gross profit                                    18,343,000          14,842,000          16,463,000

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                 11,137,000          10,386,000           9,522,000
                                                       ------------        ------------        ------------

         Income from operations                           7,206,000           4,456,000           6,941,000

OTHER INCOME (EXPENSES)
  Interest income                                           343,000             187,000              46,000
  Interest expense                                         (405,000)           (538,000)           (190,000)
  Minority interest in earnings of joint venture            (15,000)            238,000                --
  Commissions and other                                     627,000             295,000             513,000
                                                       ------------        ------------        ------------

         Income before income taxes                       7,756,000           4,638,000           7,310,000

INCOME TAX PROVISION                                     (2,631,000)         (1,673,000)         (2,610,000)
                                                       ------------        ------------        ------------

NET INCOME                                             $  5,125,000        $  2,965,000        $  4,700,000
                                                       ============        ============        ============
EARNINGS PER SHARE
         Basic                                         $       1.03        $       0.60        $       0.96
                                                       ============        ============        ============

         Diluted                                       $       0.93        $       0.55        $       0.90
                                                       ============        ============        ============

  Number of shares used in computation
         Basic                                            4,970,705           4,958,658           4,881,125
                                                       ============        ============        ============
         Diluted                                          5,481,680           5,362,027           5,220,196
                                                       ============        ============        ============




   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                             Common stock
                               --------------------------------------------     Additional                       Common
                                                  Shares                         paid-in        Retained          stock
                                     Shares     in treasury       Amount         capital         earnings       in treasury
                               ------------    ------------    ------------    ------------    ------------     ------------
BALANCE,
 December 31, 1994                5,343,124         717,115    $  3,562,000    $  4,791,000    $  4,029,000     $  1,782,000

 Exercise of stock options          162,766            --           109,000         920,000            --               --

 Re-issuance of lost shares             100            --              --              --              --               --

 Preferred stock converted          169,629            --           113,000          57,000            --               --

 Net income for the year
   ended December 31, 1995             --              --              --              --         4,700,000             --
                               ------------    ------------    ------------    ------------    ------------     ------------

BALANCE,
   December 31, 1995              5,675,619         717,115       3,784,000       5,768,000       8,729,000        1,782,000

 Exercise of stock options              175            --              --              --              --               --

 Net income for the year
   ended December 31, 1996             --              --              --              --         2,965,000             --
                               ------------    ------------    ------------    ------------    ------------     ------------

BALANCE,
   December 31, 1996              5,675,794         717,115       3,784,000       5,768,000      11,694,000        1,782,000

 Increase in ownership of
   Subsidiary Joint Venture            --              --              --              --          (198,000)            --

 Exercise of stock options           25,225            --            17,000          45,000            --               --

 Net income for the year
   ended December 31, 1997             --              --              --              --         5,125,000             --
                               ------------    ------------    ------------    ------------    ------------     ------------

BALANCE,
   December 31, 1997              5,701,019         717,115    $  3,801,000    $  5,813,000    $ 16,621,000     $  1,782,000
                               ============    ============    ============    ============    ============     ============




   The accompanying notes are an integral part of these financial statements.

                         DIODES INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                       YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                                        1997            1996            1995
                                                                                    -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                        $ 5,125,000     $ 2,965,000     $ 4,700,000
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                                                     1,004,000         656,000         339,000
    Minority interest earnings                                                           15,000        (238,000)           --
    Gain on sale of property, plant and equipment                                        (3,000)        (41,000)        (67,000)
    Interest income accrued on advances to vendor                                      (190,000)           --              --
    Changes in operating assets and liabilities
          Accounts receivable                                                        (3,021,000)       (332,000)     (1,949,000)
          Inventories                                                                  (257,000)      3,027,000      (9,280,000)
          Prepaid expenses and other assets                                            (572,000)       (149,000)         43,000
          Deferred income taxes                                                         330,000        (533,000)        (78,000)
          Accounts payable                                                              966,000      (1,522,000)      2,198,000
          Accrued liabilities                                                          (114,000)        148,000         563,000
          Income taxes payable                                                          689,000        (414,000)     (1,220,000)
                                                                                    -----------     -----------     -----------
          Net cash provided (used) by operating activities                            3,972,000       3,567,000      (4,751,000)
                                                                                    -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in joint venture and advances to vendors                                (2,050,000)     (2,631,000)     (1,878,000)
  Minority interest of joint venture investment                                            --         1,200,000            --
  Purchases of property, plant and equipment                                         (1,495,000)     (1,848,000)       (348,000)
  Proceeds from sales of property, plant and equipment                                    1,000          10,000         145,000
                                                                                    -----------     -----------     -----------
          Net cash used by investing activities                                      (3,544,000)     (3,269,000)     (2,081,000)
                                                                                    -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances (repayments) on line of credit, net                                        1,000,000      (3,916,000)      3,916,000
  Net proceeds from the issuance of capital stock                                        62,000            --         1,713,000
  Proceeds from long term debt                                                             --         5,000,000            --
  Repayments of long-term debt                                                         (985,000)        (40,000)        (52,000)
                                                                                    -----------     -----------     -----------

          Net cash provided (used) by financing activities                               77,000       1,044,000       5,577,000
                                                                                    -----------     -----------     -----------

INCREASE (DECREASE) IN CASH                                                             505,000       1,342,000      (1,255,000)
CASH, beginning of year                                                               1,820,000         478,000       1,733,000
                                                                                    -----------     -----------     -----------

CASH, end of year                                                                   $ 2,325,000     $ 1,820,000     $   478,000
                                                                                    ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid (received) during the year for:
    Interest                                                                        $   405,000     $   575,000     $   169,000
                                                                                    ===========     ===========     ===========
    Income taxes                                                                    $ 1,908,000     $ 2,597,000     $ 1,344,000
                                                                                    ===========     ===========     ===========
  Non-Cash Financing Activity:
    Tax Benefit related to exercise of stock options credited
       to paid-in capital                                                           $      --       $      --       $   684,000
                                                                                    ===========     ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

               NATURE OF OPERATIONS - Diodes Incorporated and its subsidiaries manufacture and distribute discrete semiconductor devices to manufacturers in the automotive, electronics, computing and telecommunications industries. The Company's products include small signal transistors and MOSFETs, transient voltage suppressers (TVSs), zeners, schottkys, diodes, rectifiers and bridges. The products are sold to electronics manufacturers primarily throughout North America and Asia.

               PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, DII Taiwan Corporation, Ltd. and its majority owned subsidiary Shanghai KaiHong Electronics Co., Ltd. (both foreign subsidiaries, Note 10). All significant intercompany balances and transactions have been eliminated.

               REVENUE RECOGNITION - Revenue is recognized when the product is shipped.

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

               INCOME TAXES - Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for the differences in the financial reporting bases and tax bases of the Company's assets and liabilities. Income taxes are further explained in Note 7.

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

               The Company and its subsidiaries maintain cash balances at major financial institutions in the United States, Taiwan, and China. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts at each institution in Taiwan are insured by the Central Deposit Insurance Company up to NT$1,000,000 (approximately US$31,000 as of December 31, 1997).

               FOREIGN OPERATIONS - Through its subsidiaries the Company maintains operations in Taiwan and China for which the functional currency is the U.S. dollar. Assets and liabilities of its foreign operations which are denominated in currency other than the U.S. dollar are not hedged and therefore are subject to fluctuations in the currency exchange rate between the U.S. dollar and foreign currencies (NT dollar and Renminbi Yuan).

               Monetary assets and liabilities denominated in foreign currencies are translated at the year-end exchange rate. Non-monetary assets and liabilities are converted at historical rates. Income and expense accounts are translated using an average exchange rate for the year, except that cost of goods sold and depreciation expense are remeasured using historical rates. Included in net income are net monetary exchange and translation gains of approximately $300,000, $21,000, and $15,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

               EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury.

               The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 128 Earnings Per Share (SFAS No.
128) effective for years ending after December 15, 1997. Earnings per share in the accompanying financial statements are calculated in accordance with SFAS No.
128. Earnings per share for 1996 and 1995, including 1996 unaudited quarterly data in Note 14, have been restated to reflect earnings per share calculated in accordance with SFAS No. 128. SFAS No. 128 requires basic earnings per share be calculated based on weighted average shares outstanding for the period without giving effect to outstanding common stock equivalents while diluted earnings per share considers the effect of common stock equivalents on weighted average shares outstanding.

               USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

               STOCK-BASED COMPENSATION - The Company has elected not to adopt SFAS 123, Accounting for Stock-Based Compensation and continues to apply APB Opinion No. 25 (APB 25) and related Interpretations in accounting for its option plans. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock. The new standard allows the Company to continue to account for stock-based compensation under APB 25, with disclosure of the effects of the new standard. The proforma effect on income as if the Company had adopted SFAS 123 is disclosed in Note 8.

               NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS No. 130 requires classification of other comprehensive income in a financial statement, and the display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No 130 is effective for fiscal years beginning after December 15, 1997. The Company believes this pronouncement will not have a material effect on its financial statements.

               In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No 131 is effective for fiscal years beginning after December 15, 1997, although earlier application is encouraged. The Company believes this pronouncement will not have a material effect on its financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - INVENTORIES

                                               1997           1996
                                          ------------    -------------
Finished goods                            $ 11,920,000     $ 12,468,000
Work-in-progress                               370,000          394,000
Raw materials                                1,235,000          406,000
                                          ------------     ------------
                                          $ 13,525,000     $ 13,268,000
                                          ============     ============


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Building                                  $    893,000     $    893,000
Leasehold improvements                         198,000          143,000
Machinery and equipment                      6,393,000        5,104,000
                                          ------------     ------------
                                             7,484,000        6,140,000
Less accumulated depreciation
   and amortization                         (2,642,000)      (1,835,000)
                                          ------------     ------------
                                             4,842,000        4,305,000

Land                                           323,000          323,000
                                          ------------     ------------
                                          $  5,165,000     $  4,628,000
                                          ============     ============

NOTE 4 - BANK CREDIT AGREEMENT AND LONG-TERM DEBT

        The Company has a $22.6 million credit agreement with a major bank providing a working capital line of credit up to $9 million, term commitment notes providing up to $9.5 million for plant expansion and advances to vendors, and letters of credit of $4.1 million for KaiHong operations. Interest on outstanding borrowings under the complete credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require payments of interest only for six months from the date of distribution and fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions which, among other matters requires the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of December 31, 1997.

        The working capital line of credit expires August 3, 1998. The line contains a sublimit of $2 million for issuance of commercial and stand-by letters of credit. During 1997, average and maximum borrowings outstanding on the line of credit were $4,576,389 and $5,000,000, respectively. The weighted average interest rate on outstanding borrowings was 6.86% for the year ended December 31, 1997.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - BANK CREDIT AGREEMENT AND LONG-TERM DEBT (CONTINUED)

Long-term debt is comprised of the following:

                                                                December 31,
                                                          ------------------------
                                                             1997          1996
                                                          ----------    ----------
LOAN PAYABLE to bank secured by buildings and
land,monthly principal  payments of NT$84,000
(approximately $3,000 U.S.) plus interest at 7%
per annum through November 2003                           $  174,000    $  242,000

TERM NOTE PAYABLE to bank secured by substantially
all assets, monthly principal payments of $83,000
plus interest at LIBOR plus 1.5% through February 2002     4,083,000     5,000,000
                                                          ----------    ----------

                                                           4,257,000     5,242,000
           Current portion                                 1,031,000       954,000
                                                          ----------    ----------

          Long-term portion                               $3,226,000    $4,288,000
                                                          ==========    ==========


        The aggregate maturities of long-term debt for future years ending December 31 are as follows:

                       1998                            $   1,031,000
                       1999                                1,031,000
                       2000                                1,031,000
                       2001                                1,031,000
                       2002                                  114,000
                    Thereafter                                19,000
                                                       -------------
                                                       $   4,257,000
                                                       =============

NOTE 5 - ACCRUED LIABILITIES

                                              1997          1996
                                           ----------    ----------
Employee compensation and payroll taxes    $  894,000    $  609,000
Sales commissions                             303,000       419,000
Other                                         791,000     1,074,000
                                           ----------    ----------
                                           $1,988,000    $2,102,000
                                           ==========    ==========

                      DIODES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - VALUATION OF FINANCIAL INSTRUMENTS

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


NOTE 7 - INCOME TAXES

        The components of the income tax provisions are as follows:

Current
    Federal             $ 1,268,000     $   982,000     $ 1,720,000
    Foreign               1,252,000         678,000         450,000
    State                   330,000         322,000         518,000
                        -----------     -----------     -----------
                          2,850,000       1,982,000       2,688,000
Deferred tax benefit       (219,000)       (309,000)        (78,000)
                        -----------     -----------     -----------
                        $ 2,631,000     $ 1,673,000     $ 2,610,000
                        ===========     ===========     ===========


        A reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 1997, 1996 and 1995 are as follows:


                                       1997                     1996                    1995
                            -----------------------   ------------------------  -----------------------
                                           Percent                     Percent                  Percent
                                          of pretax                  of pretax                 of pretax
                              Amount       earnings     Amount        earnings     Amount       earnings
                              ------       --------     ------        --------     ------       --------
Federal tax at 34%          $ 2,637,000       34.0%   $ 1,577,000       34.0%   $ 2,485,000       34.0%
State franchise tax,
  net of federal benefit        453,000        5.8        284,000        6.1        449,000        6.1
Foreign income tax at
  lower rates                  (428,000)      (5.5)      (257,000)      (5.5)      (248,000)      (3.4)
Other                           (31,000)       (.4)        69,000        1.5        (76,000)      (1.0)
                            -----------     ------   -----------     -------   ------------       ----

  Income tax provision      $ 2,631,000       33.9%   $ 1,673,000       36.1%   $ 2,610,000       35.7%
                            ===========     ======    ===========     ======    ===========       ====

                      DIODES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES (CONTINUED)

        At December 31, 1997 and 1996, the Company's deferred tax asset is comprised of the following items:

Inventory cost                              $  692,000    $  872,000
Accrued expenses and accounts receivable       225,000       405,000
State income taxes and other                   179,000       149,000
                                            ----------    ----------
                                            $1,096,000    $1,426,000
                                            ==========    ==========


        Under Federal tax law foreign earnings are taxed when funds are distributed by foreign subsidiaries to the parent Company. A temporary difference between financial and tax reporting exists for profits earned at the foreign subsidiary level not distributed to the parent. As of December 31, 1997 the Company had undistributed earnings of approximately $6,769,000 at its Taiwanese subsidiary which, at effective Federal and State tax rates, less applicable credits for foreign taxes paid, results in a deferred tax liability of approximately $934,000. Management has not recognized a deferred tax liability for undistributed earnings because it considers earnings accumulated and undistributed through December 31, 1997 to be permanent reinvestments of capital in Taiwan.

        The R.O.C. taxing authorities assessed the Company's Taiwanese subsidiary approximately $370,000 in 1997 related to an examination of tax returns through 1995. This assessment pertained specifically to a tax on excessive accumulated earnings through 1995. The earnings accumulated in 1996 and later years may be subjected to tax assessments should the subsidiary's accumulated earnings in relation to permanent capital, at the time of the examination, fail to comply with the statutory level required by the taxing authorities in the R.O.C.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - STOCK OPTION PLANS

        The Company has stock option plans for directors, officers, and employees, which provide for nonqualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for the incentive options) at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option. At December 31, 1997, options for 991,167 shares were exercisable and 1,723,284 shares were available for future grants under the plans.

                                         Outstanding Options
                              --------------------------------------
                                                  Price Per Share
                                             -----------------------
                                                            Weighted
                                   Number       Range        Average
                              ----------     -------------    ------
Balance, December 31, 1994       534,333     $.875 - 7.88     $ 2.48
  Granted                         60,000            11.25      11.25
  Exercised                     (162,766)     1.00 - 2.63       1.66
                              ----------     -------------    ------

Balance, December 31, 1995       431,567       .875-11.25       3.84
Granted                          605,000             6.00       6.00
Exercised                           (175)            2.63       2.63
Canceled                         (10,000)            6.00       6.00
                              ----------     -------------    ------

Balance, December 31, 1996     1,026,392       .875-11.25       5.09
Exercised                        (25,225)       1.88-6.00       2.43
Canceled                         (10,000)            6.00       6.00
                              ----------     -------------    ------

Balance, December 31, 1997       991,167     $  .875-11.25    $ 5.15
                              ==========     =============    ======


               The Company also has an incentive bonus plan which reserves 200,000 shares of stock for issuance to key employees. As of December 31, 1997, 124,000 shares remain available for issuance under this plan.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - STOCK OPTION PLANS (Continued)

               Had compensation cost for the Company's 1997, 1996 and 1995 options granted been determined consistent with SFAS 123, the Company's net income and diluted earnings per share would approximate the proforma amounts below:

                                      As Reported             Pro Forma
                                      ------------            ------------
1997 Net income                       $  5,125,000            $  4,478,000
                                      ============            ============
     Diluted earnings per share       $        .93            $        .82
                                      ============            ============
1996 Net income                       $  2,965,000            $  2,318,000
                                      ============            ============
     Diluted earnings per share       $        .55            $        .43
                                      ============            ============
1995 Net income                       $  4,700,000            $  4,612,000
                                      ============            ============
     Diluted earnings per share       $        .90            $        .88
                                      ============            ============

NOTE 9 - MAJOR SUPPLIERS

               The Company purchases a significant amount of its inventory from two suppliers, one of which is a related party (Note 10). During 1997, 1996, and 1995, purchases from these suppliers amounted to approximately 49%, 59%, and 50%, respectively, of total inventory purchases including 32%, 28%, and 13% respectively, from the related party. There are a limited number of suppliers for these materials.

NOTE 10 - RELATED PARTY TRANSACTIONS

               LITE-ON POWER SEMICONDUCTOR CORPORATION - In July 1997, Vishay Intertechnology, Inc. ("Vishay") and the Lite-On Group, a Taiwanese consortium, formed a joint venture -Vishay/Lite-On Power Semiconductor Pte., LTD. ("Vishay/LPSC") - to acquire Lite-On Power Semiconductor Corp. ("LPSC"), the Company's 41% shareholder and a member of the Lite-On Group of the Republic of China. The Vishay/LPSC joint venture includes the worldwide discrete power semiconductor business of LPSC and the Asian passive component business of Vishay. Vishay holds a 65% controlling interest in the joint venture, and the Lite-On Group holds the remaining 35%. The Company has $213,000 receivable from Vishay/LPSC at December 31, 1997. The Company's subsidiaries buy product from and sell product to Vishay/LPSC. Transactions with Vishay/LPSC and LPSC for the years ended December 31 and outstanding balances as of December 31 are as follows:

                              1997           1996           1995
                       -----------    -----------    -----------
NET SALES              $ 2,224,000    $ 1,895,000    $ 1,998,000
                       ===========    ===========    ===========

PURCHASES              $15,630,000    $10,403,000    $ 6,512,000
                       ===========    ===========    ===========

ACCOUNTS RECEIVABLE    $   213,000    $   376,000    $   233,000
                       ===========    ===========    ===========

ACCOUNTS PAYABLE       $   952,000    $ 2,250,000    $   621,000
                       ===========    ===========    ===========

                      DIODES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

        SHANGHAI KAIHONG ELECTRONICS, CO. LTD.- The Company owns 95% of the outstanding capital stock of Shanghai KaiHong Electronics Co., Ltd. (KaiHong) an entity located in Shanghai, China which produces diodes and transistors, primarily for sale to the Company. During 1997, the Company increased its ownership from 70% to 95% in a cash transaction with the minority shareholder of KaiHong. The excess of the purchase price over the book value was approximately $1,100,000.

        KaiHong has plans to increase its production capacity in 1998 with significant investments in additional equipment. The total investment of this expansion plan is estimated to be $14 million and is expected to be operational by the end of 1998.

        FABTECH INCORPORATED - Under a compensation-trade agreement the Company has advanced $2.5 million in cash and equipment to a related party vendor, FabTech Incorporated, a wholly owned subsidiary of LPSC. Interest accrues monthly at the Company's borrowing rate with total accrued interest of $321,000 as of December 31, 1997. Amounts advanced, including interest, are payable beginning after 1998 and expiring February 2001 when any outstanding balances become due on demand. The compensation-trade agreement allows the Company to recover interest and principal due by deducting a fixed amount per unit for products purchased from the vendor.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE    11   - OPERATIONS BY GEOGRAPHIC AREAS

               Information about the Company's operations in the United States, Taiwan, and China are presented below. Items transferred among the Company and its subsidiaries are transferred at prices to recover costs plus an appropriate mark up for profit. Inter-company revenues and assets have been eliminated to arrive at the consolidated amounts. Identifiable assets are total assets which are identified with the operations in the respective country.

                                           1997             1996             1995
                                       ------------     ------------     ------------
Total sales
  United States                        $ 50,493,000     $ 48,876,000     $ 55,112,000
  Taiwan                                 28,804,000       19,961,000       17,856,000
  China                                   5,129,000        1,502,000             --
  Less inter-company
    sales                               (18,727,000)     (14,320,000)     (14,776,000)
                                       ------------     ------------     ------------
                                       $ 65,699,000     $ 56,019,000     $ 58,192,000
                                       ============     ============     ============
Inter-company sales
  United States                        $  1,162,000     $    955,000     $  2,370,000
  Taiwan                                 12,715,000       11,863,000       12,406,000
  China                                   4,850,000        1,502,000             --
                                       ------------     ------------     ------------
                                       $ 18,727,000     $ 14,320,000     $ 14,776,000
                                       ============     ============     ============
Net Sales
  United States                        $ 49,331,000     $ 47,921,000     $ 52,742,000
  Taiwan                                 16,089,000        8,098,000        5,448,000
  China                                     279,000             --               --
                                       ------------     ------------     ------------
                                       $ 65,699,000     $ 56,019,000     $ 58,190,000
                                       ============     ============     ============
Income from operations
  United States                        $  3,634,000     $  3,019,000     $  5,536,000
  Taiwan                                  3,219,000        2,181,000        1,405,000
  China                                     353,000         (744,000)            --
                                       ------------     ------------     ------------
                                       $  7,206,000     $  4,456,000     $  6,941,000
                                       ============     ============     ============
Identifiable assets
  United States                        $ 24,272,000     $ 23,923,000     $ 26,015,000
  Taiwan                                  7,157,000        4,625,000        3,348,000
  China                                   6,925,000        3,998,000             --
                                       ------------     ------------     ------------
  Total identifiable assets            $ 38,354,000     $ 32,546,000     $ 29,363,000
                                       ============     ============     ============

                      DIODES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS

               The Company leases its main office and warehouse under an operating lease agreement which expires in December 1998. The Company may, at its option, extend the lease for two five-year terms upon termination. Rent expense amounted to approximately $162,000, $148,000, and $140,000, for the years ended December 31, 1997, 1996 and 1995 respectively. The Company is obligated to pay a minimum of $143,000 in 1998 under this operating lease. The Company is currently in negotiations to extend the term of the original lease by 36 months, under comparable terms.


NOTE 13 - EMPLOYEE BENEFIT PLAN

               The Company maintains a 401(k) profit sharing plan (the Plan) for the benefit of qualified employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 6% of the employees' eligible payroll. The Company makes a contribution of $1 for every $2 contributed by the participant. The Company's contribution is limited to 3% of the employee's compensation. In addition, the Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 1997, 1996, and 1995, the Company contributed approximately $110,000, $120,000, and $79,000, respectively to the Plan.


NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  Quarter Ended
                                           --------------------------------------------------------
                                            March 31        June 30       Sept. 30        Dec. 31
                                           -----------    -----------    -----------    -----------
FISCAL 1997
     Net Sales                             $16,490,000    $15,541,000    $16,939,000    $16,729,000
     Gross Profit                            4,701,000      4,687,000      4,422,000      4,533,000
     Net Income                              1,184,000      1,229,000      1,341,000      1,371,000
     Basic Earnings Per Share                      .24            .25            .27            .28
     Diluted Earnings Per Share                    .22            .23            .24            .25

FISCAL 1996
     Net Sales                             $13,206,000    $13,450,000    $14,394,000    $14,969,000
     Gross Profit                            3,713,000      3,455,000      3,501,000      4,173,000
     Net Income                                848,000        555,000        755,000        807,000
     Basic Earnings Per Share                      .17            .11            .15            .16
     Diluted Earnings Per Share                    .16            .11            .14            .15

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries



Our audits of the consolidated financial statements of Diodes Incorporated and Subsidiaries referred to in our report dated January 16, 1998 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



MOSS ADAMS LLP
/s/ Moss Adams LLP




Los Angeles, California
January 16, 1998

                                       DIODES INCORPORATED
                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



        COL A                  COL B             COL C           COL D             COL E
------------------------       ------           --------       ----------       -------------
                                                Additions
                              Balance at        charged to
                            beginning of         costs &                         Balance at
     Description               period           expenses       Deductions       end of period
------------------------       ------           --------       ----------       -------------
Year ended December 31,
1997 - Allowance for
doubtful accounts              $ 253,000        $  76,000        $(255,000)        $  74,000
                               =========        =========        =========         =========


Year ended December 31,
1996 - Allowance for
doubtful accounts              $ 177,000        $  81,000        $  (5,000)        $ 253,000
                               =========        =========        =========         =========

Year ended December 31,
1995 - Allowance for
doubtful accounts              $ 187,000        $  80,000        $ (90,000)        $ 177,000
                               =========        =========        =========         =========

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

DIODES INCORPORATED (Registrant)


/s/ Michael A. Rosenberg                                     March 26, 1998
-------------------------------
MICHAEL A. ROSENBERG
President
(Principal Executive Officer)


/s/ Joseph Liu                                               March 26, 1998
-------------------------------
JOSEPH LIU
Vice President, Secretary
and Chief Financial Officer
(Principal Financial and Accounting Officer)




               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on March 26, 1998.


/s/ Raymond Soong                           /s/ David Lin
---------------------------------           ------------------------------------
RAYMOND SOONG                               DAVID LIN
Chairman of the Board of Directors          Director


/s/ Michael R. Giordano                     /s/ M.K. Lu
---------------------------------           ------------------------------------
MICHAEL R. GIORDANO                         M.K. LU
Director                                    Director


/s/ Shing Mao                               /s/ Michael A. Rosenberg
---------------------------------           ------------------------------------
SHING MAO                                   MICHAEL A. ROSENBERG
Director                                    Director


/s/ Leonard M. Silverman
---------------------------------
LEONARD M. SILVERMAN
Director

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

10.9 *    Company's 1993 Non-Qualified Stock Option Plan (7)

10.10 *   Company's 1993 Incentive Stock Option Plan (5)

10.11     $6.0 Million Revolving Line of Credit Note (8)

10.12     Credit Agreement between Wells Fargo Bank and the Company dated
          November 1, 1995 (8)

10.13     KaiHong Compensation Trade Agreement for SOT-23 Product (9)

10.14     KaiHong Compensation Trade Agreement for MELF Product (10)

10.15     Lite-On Power Semiconductor Corporation Distributorship Agreement (11)

10.16     Loan Agreement between the Company and FabTech Incorporated (12)

10.17     KaiHong Joint Venture Agreement between the Company and Mrs. J.H.
          Xing (12)

10.18     Quality Assurance Consulting Agreement between LPSC and Shanghai
          KaiHong Electronics Company, Ltd. (13)

10.19     Loan Agreement between the Company and Union Bank of California, N.A.
          (13)

10.20 First Amendment to Loan Agreement between the Company and Union Bank of California, N.A. (14)

10.21     Guaranty Agreement between the Company and Shanghai KaiHong
          Electronics Co., Ltd. (14)

10.22     Guaranty Agreement between the Company and Xing International, Inc. (14)

                                             (Index continued on following page)

(Index continued from previous page)

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

(3) Previously filed with the Company's Form 8-K, filed with the Commission on July 1, 1994, which is hereby incorporated by reference.

(4) Previously filed as Exhibit 10.4 to Form 10-KSB/A filed with the Commission for fiscal year ended December 31, 1993, which is hereby incorporated by reference.

(5) Previously filed with Company's Form 10-K, filed with the Commission on March 31, 1995, which is hereby incorporated by reference.

(6) Previously filed as Exhibit 10.6 to Form 10-KSB filed with the Commission on August 2, 1994, for the fiscal year ended December 31, 1993, which is hereby incorporated by reference.

(7) Previously filed with Company's Form S-8, filed with the Commission on May 9, 1994, which is hereby incorporated by reference.

(8) Previously filed with Company's Form 10-Q, filed with the Commission on November 14, 1995, which is hereby incorporated by reference.

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

(12) Previously filed with Company's Form 10-K, filed with the Commission on April 1, 1996, which is hereby incorporated by reference.

(13) Previously filed with Company's Form 10-Q, filed with the Commission on May 15, 1996, which is hereby incorporated by reference.

(14) Previously filed with Company's Form 10-K, filed with the Commission on March 26, 1997, which is hereby incorporated by reference.


* Constitute management contract, compensatory plans and arrangements which are required to be filed pursuant to Item 601 of Regulation S-K.