Form 10-Q
period 1998-03-31
DIODES INC /DEL/
filed 1998-05-15
CIK 29002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

                                       or

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
           (State or other                                  (I.R.S. Employer
           jurisdiction of                                  Identification
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The number of shares of the registrant's Common Stock outstanding as of March 31, 1998 was 5,724,352 including 717,115 shares of treasury stock.


                    THIS REPORT INCLUDES A TOTAL OF 25 PAGES
                         THE EXHIBIT INDEX IS ON PAGE 15

                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL INFORMATION


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS

                                                                 MARCH 31,         DECEMBER 31,
                                                                   1998               1997
                                                             ---------------     --------------
                                                                (UNAUDITED)
CURRENT ASSETS
    Cash                                                         $1,419,000         $2,325,000
    Accounts receivable
        Customers                                                10,284,000         10,342,000
        Related party                                               501,000            213,000
        Other                                                     1,242,000            916,000
                                                             ---------------     --------------
                                                                 12,027,000         11,471,000
        Less allowance for doubtful receivables                      74,000             74,000
                                                             ---------------     --------------
                                                                 11,953,000         11,397,000

    Inventories                                                  14,299,000         13,525,000
    Deferred income taxes                                         1,096,000          1,096,000
    Prepaid expenses and other                                      978,000            806,000
                                                             ---------------     --------------

               Total current assets                              29,745,000         29,149,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization                  6,474,000          5,165,000

ADVANCES TO RELATED PARTY VENDOR                                  2,871,000          2,821,000

OTHER ASSETS                                                      1,226,000          1,219,000
                                                             ---------------     --------------


TOTAL ASSETS                                                    $40,316,000        $38,354,000
                                                             ===============     ==============



   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            (UNAUDITED)
                                                             MARCH 31,       DECEMBER 31,
                                                               1998              1997
                                                           --------------    --------------
CURRENT LIABILITIES
    Due to bank                                               $1,619,000        $1,000,000
    Accounts payable
       Trade                                                   3,705,000         4,567,000
       Related party                                           2,201,000           952,000
    Accrued liabilities                                        2,086,000         1,988,000
    Income taxes payable                                         614,000           912,000
    Current portion of long-term debt                          1,031,000         1,031,000
                                                           --------------    --------------

               Total current liabilities                      11,256,000        10,450,000

LONG-TERM DEBT, net of current portion                         3,050,000         3,226,000

MINORITY INTEREST IN JOINT VENTURE                               231,000           225,000

STOCKHOLDERS' EQUITY
    Class A convertible preferred stock par value
    $1.00 per share; 1,000,000
        shares authorized;
        no shares issued and outstanding                              --                --
    Common stock - par value $0.66 2/3 per share;
        9,000,000 shares authorized; 5,724,352 and
        5,701,019 shares issued and outstanding at
        March 31, 1998 and December 31, 1997,
        respectively                                           3,817,000         3,801,000
    Additional paid-in capital                                 5,937,000         5,813,000
    Retained earnings                                         17,807,000        16,621,000
                                                           --------------    --------------

                                                              27,561,000        26,235,000
    Less:
        Treasury stock - 717,115 shares of common              1,782,000         1,782,000
         stock at cost
                                                           --------------    --------------

               Total stockholders' equity                     25,779,000        24,453,000
                                                           --------------    --------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $40,316,000       $38,354,000
                                                           ==============    ==============



The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                          -------------------------------
                                             1998                1997
                                          ------------       ------------
NET SALES                                 $ 16,804,000       $ 16,490,000
COST OF GOODS SOLD                          12,412,000         11,789,000
                                          ------------       ------------

    Gross profit                             4,392,000          4,701,000

SELLING, GENERAL AND ADMINISTRATIVE          2,832,000          3,028,000
 EXPENSES
                                          ------------       ------------

    Income from operations                   1,560,000          1,673,000

OTHER INCOME (EXPENSES)
    Interest income                             83,000             45,000
    Interest expense                           (93,000)          (103,000)
    Minority interest in earnings of            (5,000)           (90,000)
     joint venture
    Commissions and other                      133,000             89,000
                                          ------------       ------------
                                               118,000            (59,000)

INCOME BEFORE INCOME TAXES                   1,678,000          1,614,000
INCOME TAX PROVISION                           492,000            430,000
                                          ------------       ------------

NET INCOME                                $  1,186,000       $  1,184,000
                                          ============       ============

EARNINGS PER SHARE
     Basic                                $       0.24       $       0.24
                                          ============       ============
     Diluted                              $       0.22       $       0.22
                                          ============       ============

Number of shares used in computation
     Basic                                   4,998,422          4,958,679
                                          ============       ============
     Diluted                                 5,452,486          5,341,469
                                          ============       ============


The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                           -----------------------------
                                                               1998              1997
                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                             $ 1,186,000       $ 1,184,000
    Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
        Depreciation and amortization                          254,000           235,000
        Minority interest earnings                               6,000           103,000
        Interest income accrued on advances to vendor          (50,000)          (45,000)
    Changes in operating assets:
        Accounts receivable                                   (556,000)       (1,875,000)
        Inventories                                           (774,000)        1,186,000
        Prepaid expenses and other assets                     (179,000)           79,000
    Changes in operating liabilities:
        Accounts payable                                       387,000         1,056,000
        Accrued liabilities                                     98,000           686,000
        Income taxes payable                                  (298,000)          423,000
                                                           -----------       -----------

           Net cash provided by operating activities            74,000         3,032,000
                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment               (1,573,000)         (327,000)
    Proceeds from (acquisition of) other assets                 10,000           (94,000)
                                                           -----------       -----------

           Net cash used by investing activities            (1,563,000)         (421,000)
                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances on line of credit, net                            619,000         1,083,000
    Net proceeds from the issuance of capital stock            140,000                --
    Repayments of long-term obligations                       (176,000)          (92,000)
                                                           -----------       -----------

           Net cash provided by financing activities           583,000           991,000
                                                           -----------       -----------

INCREASE (DECREASE) IN CASH                                   (906,000)        3,602,000

CASH AT BEGINNING OF PERIOD                                  2,325,000         1,820,000
                                                           -----------       -----------

CASH AT END OF PERIOD                                      $ 1,419,000       $ 5,422,000
                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Non-Cash Investing Activities
       Purchase of equipment on accounts payable           $        --       $   729,000
                                                           ===========       ===========
    Cash paid during the period for:
       Interest                                            $    48,000       $    63,000
                                                           ===========       ===========
       Income taxes                                        $ 1,082,000       $   661,000
                                                           ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

               The accompanying unaudited consolidated, condensed financial statements have been prepared in accordance with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the calendar year ended December 31, 1997.

               The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Diodes Taiwan Co., Ltd. (a foreign subsidiary), and the accounts of the KaiHong joint venture in which the Company has a 95% controlling interest. All significant intercompany balances and transactions have been eliminated.


NOTE B - INCOME TAXES

               The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, the Company has recorded a net deferred tax asset of $1,096,000 resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and expense accruals which are not currently deductible for income tax purposes.

               The income tax expense as a percentage of pre-tax income differs from the statutory combined federal and state tax rates. The primary reasons for this difference are (i) in accordance with Chinese tax policy, earnings of the KaiHong joint venture are not subject to tax for the first two years upon commencement of profitable operations, and (ii) earnings of the Company's subsidiary in Taiwan are subject to tax at a lower rate than in the U.S.

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

               In July 1997, Vishay Intertechnology, Inc. ("Vishay") and the Lite-On Group, a Taiwanese consortium, formed a joint venture -- Vishay/Lite-On Power Semiconductor Pte., LTD. ("Vishay/LPSC") -- to acquire Lite-On Power Semiconductor Corp. ("LPSC"), the Company's largest shareholder and a member of the Lite-On Group of the Republic of China. Vishay, with worldwide sales exceeding $1 billion, is the largest U.S. and European manufacturer of passive electronic components. The Lite-On Group, with worldwide sales of almost $2 billion, is a leading manufacturer of power semiconductors, computer peripherals, and communication products. The Vishay/LPSC joint venture includes the worldwide discrete power semiconductor business of LPSC and the Asian passive component business of Vishay. Vishay holds a 65% controlling interest in the joint venture, and the Lite-On Group holds the other 35%.

               The Company intends to continue to explore marketing methods to use Vishay's resources combined with planned enhancements to its own engineering and manufacturing capabilities, to develop ever more advanced products, to enhance product quality, and to further enhance customer service. The relationship with Vishay has provided opportunities for the Company to have its products offered by some of the world's largest distributors.

               In October 1997, the Company initially announced that its discrete semiconductor products would be marketed under a single brand -- "Vishay/Lite-On Power Semiconductor" -- to capture the benefits of uniform brand identity. Subsequently, in March 1998, Vishay acquired the semiconductor business unit of Temic Telefunken Microelectronic GmbH Heilbronn, Germany ("Telefunken"). The Company is negotiating with Vishay for the North American rights to offer the Telefunken product line. There can be no assurance that the Company will be successful in obtaining such rights.

               In July 1997, General Semiconductor Corporation, formerly General Instrument Corporation, announced that it would acquire the discrete semiconductor business of ITT, one of the Company's major suppliers. As a result of this announcement, ITT notified the Company of their intent to terminate their distribution agreement with the Company under the terms of the contract, although the Company continues to receive product from the new owners of ITT. The Company will continue its strategic plan of locating alternate sources of its products, including those provided by ITT. While the sale of ITT may negatively impact the Company's 1998 sales by approximately $3.0 million, it is anticipated that the lost sales may be offset by the Company's projected increase in sales as well as by new sources of products in 1998. Alternate sources for ITT products include, but are not limited to, KaiHong and other sourcing agreements in place as well as those under negotiation. The Company continually evaluates alternative sources of its products to assure its ability to deliver high quality, cost effective products.

               One of the Company's primary strategic programs was the formation of the KaiHong joint venture, formed in the first half of 1996. The KaiHong joint venture, in which the Company has invested in a SOT-23 manufacturing facility on mainland China, contributed positively to the Company's bottom line throughout 1997, and provides replacements for a portion of the parts previously manufactured by ITT. Due to the success of the first phase of KaiHong as well as prevailing market conditions, the Company's Board of Directors has approved funding for further expansion of the joint venture. The equipment expansion will allow for the manufacturer of additional SOT-23 packaged components as well as other surface-mount packaging. The capital required for the second and third phases of KaiHong is estimated at $14 million and the Company's credit facility will be used to finance the additional manufacturing capacity.

               The Company purchases products from foreign suppliers primarily in United States dollars. To a limited extent, and from time to time, the Company contracts (e.g., a portion of the equipment purchases for the KaiHong expansion) in foreign currencies, and, accordingly, its results of operations could be materially affected by fluctuations in currency exchange rates. Due to the limited number of contracts denominated in foreign currencies and the complexities of currency hedges, the Company has not engaged in hedging to date. If the volume of contracts written in foreign currencies increases, and the Company does not engage in currency hedging, any substantial increase in the value of such currencies could have a material adverse effect on the Company's results of operations. Management believes that the current contracts written in foreign currency are not significant enough to justify the costs inherent in currency hedging.

                The Company's imported products are also subject to United States customs duties and, in the ordinary course of business, the Company, from time to time, is subject to claims by the United States Customs Service for duties and other charges. The Company attempts to reduce the risk of doing business in foreign countries by, among other things, contracting in U.S. dollars, and, when possible, maintaining multiple sourcing of product groups from several countries.

               The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue ("Y2K") and is developing an implementation plan to resolve the issue. Y2K is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The could result in a major system failure or miscalculations. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the Y2K compliance. Confirmation has been requested from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management is in the process of assessing the Y2K compliance expense and related potential effect on the Company's earnings. The Company presently believes that, with modifications to existing software and conversions to new software, Y2K will not pose significant operational problems for the Company's computer systems, as so modified and converted. However, if such modifications and conversions are not completed timely, Y2K may have a material impact on the operations of the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998

               The following table sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                                                                              PERCENTAGE
                                                 PERCENT OF NET SALES       DOLLAR INCREASE
                                             THREE MONTHS ENDED MARCH 31,      (DECREASE)
                                             ----------------------------   ---------------
                                                1998              1997          '97 TO '98
                                              --------          --------    ---------------
Net sales                                        100.0%            100.0%              1.9%

Cost of goods sold                               (73.9)            (71.5)              5.3
                                              --------          --------          --------

Gross profit                                      26.1              28.5              (6.6)

Selling, general and administrative              (16.8)            (18.4)             (6.5)
expenses
                                              --------          --------          --------

Income from operations                             9.3              10.1              (6.8)

Interest expense, net                             (0.1)             (0.3)            (84.4)

Commissions and other income                       0.8               0.0          12,900.0
                                              --------          --------          --------

Income before taxes                               10.0               9.8               4.0

Income taxes                                       2.9               2.6              14.4
                                              --------          --------          --------

Net income                                         7.1               7.2               0.2
                                              ========          ========          ========


               The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                               1998              1997
                                               ----              ----
NET SALES                                  $ 16,804,000      $ 16,490,000
---------

               Net sales increased approximately $314,000, or 1.9%, for the three months ended March 31, 1998 compared to the same period last year, due primarily to an increase in units sold of approximately 25.9% offset by a decrease in the average selling price per unit of approximately 19.6%. The increase in units sold was due to increased customer demand for the Company's existing products, primarily in Asian markets.


                                               1998              1997
                                               ----              ----
GROSS PROFIT                               $ 4,392,000        $ 4,701,000
------------
GROSS PROFIT MARGIN PERCENTAGE                26.1%              28.5%
------------------------------

               Gross profit decreased approximately $309,000, or 6.6%, and gross profit margin decreased to 26.1% from 28.5%, for the three months ended March 31, 1998 compared to the same period a year ago, primarily as a result of severe pricing pressures, primarily in Asian markets.

                                               1998              1997
                                               ----              ----
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES ("SG&A")                         $ 2,832,000       $ 3,028,000
 -----------------

               SG&A for the three months ended March 31, 1998 decreased approximately $196,000, or 6.5%, compared to the same period last year, due primarily to a decrease in operating expenses associated with improved cost controls at the Company's U.S. operations. SG&A as a percentage of net sales decreased to 16.8% for the three months ended March 31, 1998 from 18.4% for the same period last year.


                                               1998              1997
                                               ----              ----
INTEREST INCOME                              $ 83,000          $ 45,000
---------------
INTEREST EXPENSE                             $ 93,000          $ 103,000
----------------

               Interest income for the three months ended March 31, 1998 increased approximately $38,000, or 84.4%, compared to the same period last year. Interest income is primarily the interest charged to FabTech, a related party, under the Company's loan agreement, as well as earnings on its cash balances. The Company's interest expense for the three months ended March 31, 1998 decreased approximately $10,000, or 9.7%, primarily as a result debt reduction. Interest expense is primarily the result of the term loan by which the Company financed (i) the investment in the KaiHong joint venture and (ii) the $2.8 million advanced to FabTech.


                                               1998              1997
                                               ----              ----
MINORITY INTEREST IN JOINT VENTURE          $ (5,000)         $ (90,000)
----------------------------------

               Minority interest in joint venture for the three months ended March 31, 1998 represents the minority investor's share of the KaiHong joint venture's net income for the period. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of KaiHong are included therein. As of March 31, 1998, the Company had a 95% controlling interest in the joint venture compared to 70% in the same period last year. The Company increased its interest in KaiHong through an arrangement in accordance with the original joint venture agreement and through the purchase of a substantial portion of the minority interest in the fourth quarter of 1997.


                                               1998              1997
                                               ----              ----
COMMISSIONS AND OTHER INCOME                $ 133,000          $ 89,000
----------------------------

               Other income for the three months ended March 31, 1998 increased approximately $44,000, or 49.4%, compared to the same period last year, due primarily to currency exchange gains at the Company's Taiwan subsidiary, partly offset by decreased commissions earned by the Company's Taiwan subsidiary on drop shipment sales in Asia.


                                               1998              1997
                                               ----              ----
INCOME TAX PROVISION                        $ 492,000          $ 430,000
--------------------
EFFECTIVE TAX RATE                            29.3%              26.6%

               Income tax expense for the three months ended March 31, 1998 increased approximately $62,000, or 14.4%, compared to the same period last year. The Company's effective tax rate in the current quarter increased to 29.3% from 26.6% for the same period last year, as a result of the decrease in net income from the KaiHong joint venture, which under Chinese tax law is exempt from tax for the first two years upon commencing profitable operation. Also contributing to the effective tax rate increase was a decrease in the proportion of the earnings of the Company's subsidiary in Taiwan, which are subject to a lower tax rate than in the U.S.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

               Cash used by operating activities for the three months ended March 31, 1998 was approximately $74,000 compared to cash provided by operating activities of approximately $3.0 million for the three months ended March 31, 1997. The primary source of cash flows from operating activities for the three months ended March 31, 1998 was net income of approximately $1.2 million, while the primary use of cash flows from operating activities was an increase in inventories of approximately $774,000. The Company believes that its current level of inventory is necessary to effectively service current and new customers as well as to provide for managed growth. The primary sources of cash flows from operating activities for the three months ended March 31, 1997 was net income of approximately $1.2 million and a decrease in inventories of approximately $1.2 million, while the primary use of cash flows from operating activities was approximately $1.9 million increase in accounts receivable. The Company continues to closely monitor its credit policy while, at times, providing more flexible terms primarily to its Asian customers, when necessary. The ratio of the Company's current assets to current liabilities on March 31, 1998 was 2.64 to 1 compared to a ratio of 2.79 to 1 as of December 31, 1997.

               Cash used by investing activities was approximately $1.6 million for the three months ended March 31, 1998, compared to approximately $421,000 for the same period in 1997. The primary investments in 1998 was for additional manufacturing equipment at KaiHong.

               Cash provided by financing activities was approximately $583,000 as of March 31, 1998, compared to approximately $991,000 for the same period in 1997 as the Company continues to use its line of credit.

               In March 1998, the Company amended an August 1996 loan agreement whereby the Company obtained a $23 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million and term commitment notes providing up to $14 million for plant expansion, advances to vendors, and letters of credit for KaiHong. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. The agreement has certain covenants and restrictions which, among other matters, requires the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of March 31, 1998. The working capital line of credit expires June 30, 2000 and contains a sublimit of $3.0 million for issuance of commercial and stand-by letters of credit. The weighted average interest rate on outstanding borrowings was approximately 7.1% for the three months ended March 31, 1998. As of March 31, 1998, approximately $3.9 million is outstanding under the term note commitment.

               The Company uses its credit facility to fund the advances to FabTech and KaiHong as well as to support its operations. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements.

               The Company's total working capital decreased approximately 1.1% to $18.5 million as of March 31, 1998 from $18.7 million as of December 31, 1997. The Company believes that its working capital position will be sufficient for its capital requirements in the foreseeable future.

               As of March 31, 1998, the Company has no material plans or commitments for capital expenditures other than for the KaiHong expansion. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its credit and financial position will provide sufficient access to funds should an appropriate investment opportunity arise and, thereby, assist the Company in improving customer satisfaction and in maintaining or increasing product market penetration.

               The Company's debt to equity ratio was 0.55 at March 31, 1998 compared to 0.56 at December 31, 1997. The Company anticipates this ratio may increase should the Company continue to use its credit facilities to fund additional sourcing opportunities.

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


        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There are no matters to be reported under this heading.


        ITEM 5.  OTHER INFORMATION

               There are no matters to be reported under this heading.


        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

                      Exhibit 10.23 - Fifth Amendment to Loan Agreement

                      Exhibit 10.24 - Term Loan B Facility Note

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


DIODES INCORPORATED (Registrant)



/s/ Joseph Liu                                             May 11, 1998
--------------------------------------------
JOSEPH LIU
Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT - 10.23       FIFTH AMENDMENT TO LOAN AGREEMENT          Page 16

EXHIBIT - 10.24       TERM LOAN B FACILITY NOTE                  Page 19

EXHIBIT - 11          COMPUTATION OF EARNINGS PER SHARE          Page 24

EXHIBIT - 27          FINANCIAL DATA SCHEDULE                    Page 25
