Form 10-Q
period 1998-06-30
DIODES INC /DEL/
filed 1998-08-14
CIK 29002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1998

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
               For the transition period from _______ to________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock outstanding as of June 30, 1998 was 5,764,352 including 717,115 shares of treasury stock.



                    THIS REPORT INCLUDES A TOTAL OF 22 PAGES
                        THE EXHIBIT INDEX IS ON PAGE 18

                         PART I - FINANCIAL INFORMATION
                   ITEM 1 - CONSOLIDATED FINANCIAL INFORMATION


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS

                                                        (UNAUDITED)
                                                          JUNE 30,        DECEMBER 31,
                                                           1998               1997
                                                        -----------        -----------
CURRENT ASSETS
     Cash                                               $ 2,118,000        $ 2,325,000
     Accounts receivable
         Customers                                        9,382,000         10,342,000
         Related party                                      118,000            213,000
         Other                                              429,000            916,000
                                                        -----------        -----------
                                                          9,929,000         11,471,000
         Less allowance for doubtful receivables            108,000             74,000
                                                        -----------        -----------
                                                          9,821,000         11,397,000

     Inventories                                         15,865,000         13,525,000
     Deferred income taxes                                1,096,000          1,096,000
     Prepaid expenses and other                             387,000            806,000
                                                        -----------        -----------

                  Total current assets                   29,287,000         29,149,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization          9,079,000          5,165,000

ADVANCES TO RELATED PARTY VENDOR                          2,924,000          2,821,000

OTHER ASSETS                                              1,317,000          1,219,000
                                                        -----------        -----------


TOTAL ASSETS                                            $42,607,000        $38,354,000
                                                        ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     (UNAUDITED)
                                                                                        JUNE 30,         DECEMBER 31,
                                                                                          1998              1997
                                                                                       -----------        -----------
CURRENT LIABILITIES
     Due to bank                                                                       $ 2,643,000        $ 1,000,000
     Accounts payable
        Trade                                                                            2,559,000          4,567,000
        Related party                                                                    1,274,000            952,000
     Accrued liabilities                                                                 1,651,000          1,988,000
     Income taxes payable                                                                  452,000            912,000
     Current portion of long-term debt                                                   1,729,000          1,031,000
                                                                                       -----------        -----------

                  Total current liabilities                                             10,308,000         10,450,000

LONG-TERM DEBT, net of current portion                                                   5,470,000          3,226,000

MINORITY INTEREST IN JOINT VENTURE                                                         413,000            225,000

STOCKHOLDERS' EQUITY
     Class A convertible preferred stock-
         par value $1.00 per share;
         1,000,000 shares authorized;
         no shares issued and outstanding                                                       --                 --
     Common stock - par value $0.66 2/3 per share;
         9,000,000 shares authorized; 5,764,352 and 5,701,019
         shares issued and outstanding at June 30, 1998
         and December 31, 1997, respectively                                             3,843,000          3,801,000
     Additional paid-in capital                                                          6,027,000          5,813,000
     Retained earnings                                                                  18,328,000         16,621,000
                                                                                       -----------        -----------
                                                                                        28,198,000         26,235,000
     Less:
         Treasury stock - 717,115 shares of common stock at cost                         1,782,000          1,782,000
                                                                                       -----------        -----------

                  Total stockholders' equity                                            26,416,000         24,453,000
                                                                                       -----------        -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $42,607,000        $38,354,000
                                                                                       ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                    JUNE 30,                               JUNE 30,
                                          -------------------------------       -------------------------------
                                              1998              1997                1998               1997
                                          ------------       ------------       ------------       ------------
NET SALES                                 $ 14,333,000       $ 15,541,000       $ 31,137,000       $ 32,031,000
COST OF GOODS SOLD                          10,727,000         10,854,000         23,139,000         22,642,000
                                          ------------       ------------       ------------       ------------

     Gross profit                            3,606,000          4,687,000          7,998,000          9,389,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                      2,900,000          3,050,000          5,732,000          6,079,000
                                          ------------       ------------       ------------       ------------

     Income from operations                    706,000          1,637,000          2,266,000          3,310,000

OTHER INCOME (EXPENSE)
     Interest income                            66,000             88,000            149,000            133,000
     Interest expense                         (161,000)           (97,000)          (254,000)          (200,000)
     Minority interest in earnings
       of joint venture                          2,000           (158,000)            (3,000)          (248,000)
     Commissions and other                     116,000            113,000            249,000            202,000
                                          ------------       ------------       ------------       ------------
                                                23,000            (54,000)           141,000           (113,000)

INCOME BEFORE INCOME TAXES                     729,000          1,583,000          2,407,000          3,197,000
PROVISION FOR INCOME TAXES                     208,000            354,000            700,000            784,000
                                          ------------       ------------       ------------       ------------

NET INCOME                                $    521,000       $  1,229,000       $  1,707,000       $  2,413,000
                                          ============       ============       ============       ============

EARNINGS PER SHARE
     BASIC                                $       0.10       $       0.25       $       0.34       $       0.49
     DILUTED                              $       0.10       $       0.23       $       0.31       $       0.45
                                          ============       ============       ============       ============

Number of shares used in computation
     Basic                                   5,022,621          4,962,855          5,010,589          4,960,779
     Diluted                                 5,391,062          5,435,581          5,424,287          5,391,507
                                          ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                    -----------------------------
                                                                        1998             1997
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                     $ 1,707,000       $ 2,413,000
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
         Depreciation and amortization                                  510,000           446,000
         Minority interest earnings                                     188,000           261,000
         Interest income accrued on advances to vendor                 (103,000)          (92,000)
     Changes in operating assets:
         Accounts receivable                                          1,576,000        (1,476,000)
         Inventories                                                 (2,340,000)          214,000
         Prepaid expenses and other assets                              321,000          (759,000)
     Changes in operating liabilities:
         Accounts payable                                            (1,686,000)          496,000
         Accrued liabilities                                           (337,000)        1,054,000
         Income taxes payable                                          (460,000)          239,000
                                                                    -----------       -----------

              Net cash provided (used) by operating activities         (624,000)        2,796,000
                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                       (4,424,000)         (578,000)
     Acquisition of other assets                                             --           (99,000)
                                                                    -----------       -----------

              Net cash used by investing activities                  (4,424,000)         (677,000)
                                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on line of credit, net                                  1,643,000         1,082,000
     Net proceeds from the issuance of capital stock                    256,000                --
     Proceeds from (repayments of) long-term obligations              2,942,000          (520,000)
                                                                    -----------       -----------

              Net cash provided by financing activities               4,841,000           562,000
                                                                    -----------       -----------

INCREASE (DECREASE) IN CASH                                            (207,000)        2,681,000

CASH AT BEGINNING OF PERIOD                                           2,325,000         1,820,000
                                                                    -----------       -----------

CASH AT END OF PERIOD                                               $ 2,118,000       $ 4,501,000
                                                                    ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
   Cash paid during the period
     for:
        Interest                                                    $   138,000       $    63,000
                                                                    ===========       ===========
        Income taxes                                                $   262,000       $   661,000
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

                  Since the beginning of 1998, the Company's operations have been adversely affected by a slowdown throughout the electronics industry that has included the semiconductor segment. Over-capacity, lower average selling prices, and higher customer inventory levels have contributed to the decreased demand.

                  In the first half of 1998, the Company significantly increased the amount of product shipped to larger distributors. Although these sales are usually significant in terms of total sales dollars and gross margin dollars, this shift in sales to larger distributors is under agreements that usually result in lower gross profit margins for the Company, when compared to smaller distributors and OEM customers. As the industry trend of consolidation of electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to the larger distributors, and thus may result in lower gross profit margins, primarily at its U.S. operations.

                  One of the Company's primary strategic programs was the formation of the KaiHong joint venture. The KaiHong joint venture, in which the Company has invested in a SOT-23 manufacturing facility on mainland China, provides replacements for a portion of the parts previously manufactured by ITT. Due to the success of the first phase of KaiHong, the Company's Board of Directors has approved funding for further expansion of the joint venture. The equipment expansion will allow for the manufacturer of additional SOT-23 packaged components as well as other surface-mount packaging. Due to the market slowdown, management has re-evaluated the KaiHong expansion, and has determined to continue proceeding with a scaled-down version of the expansion. The capital required for the additional expansion has been reduced from $14 million to approximately $9 million. The Company's credit facility will be used to finance the additional manufacturing capacity. The additional financing remains available should market demand warrant further expansion.

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

                  The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue ("Y2K") and is developing an implementation plan to resolve the issue. Y2K is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The could result in a major system failure or miscalculations. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the Y2K compliance. Confirmation has been requested from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management estimates the Y2K compliance expense at approximately $250,000 over the next twelve months. The Company presently believes that, with modifications to existing software and conversions to new software, Y2K will not pose significant operational problems for the Company's computer systems, as so modified and converted. However, if such modifications and conversions are not completed timely, Y2K may have a material impact on the operations of the Company.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                  The following table sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                                                                   PERCENTAGE DOLLAR
                                          PERCENT OF NET SALES          INCREASE
                                      THREE MONTHS ENDED JUNE 30,      (DECREASE)
                                      ---------------------------  -----------------
                                          1998            1997         `97 TO `98
                                      -----------      ----------  -----------------
Net sales                                100.0%          100.0%           (7.8)%

Cost of goods sold                       (74.8)          (69.8)           (1.2)
                                         -----           -----           -----

 Gross profit                             25.2            30.2           (23.1)

SG&A                                     (20.2)          (19.7)           (4.9)
                                         -----           -----           -----

Income from operations                     5.0            10.5           (56.9)

Interest expense, net                     (0.7)           (0.0)          955.6

Other income                               0.8            (0.3)          362.2
                                         -----           -----           -----

Income before taxes                        5.1            10.2           (53.9)

Income taxes                               1.5             2.3           (41.2)
                                         -----           -----           -----

Net income                                 3.6             7.9           (57.6)
                                         =====           =====           =====


                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                                    1998                  1997
                                                ------------          ------------
NET SALES                                       $ 14,333,000          $ 15,541,000


                  Net sales decreased approximately $1.2 million, or 7.8%, for the three months ended June 30, 1998 compared to the same period last year, due primarily to a decrease in units sold of approximately 6.7%. This decrease in units sold is comprised of a decrease in units sold in North America of approximately 10.0%, partly offset by an increase in units sold in the Far East of 9.9%. Average selling prices in the second quarter of 1998 decreased approximately 1.4%, which represents decreases in average selling prices in both North America and the Far East of 0.8% and 8.3%, respectively, compared to the same period in 1997.


                                                    1998                  1997
                                                ------------          ------------
GROSS PROFIT                                     $ 3,606,000           $ 4,687,000
GROSS MARGIN PERCENTAGE                                 25.2%                 30.2%


                  Gross profit decreased approximately $1.1 million, or 23.1%, and gross profit margin decreased to 25.2% from 30.2%, for the three months ended June 30, 1998 compared to the same period a year ago, due primarily to market pricing pressures resulting in lower manufacturing profits at the Company's facilities in Asia, as well as an inventory write-down to reflect current market value. Gross margins were also affected by an increase in the Company's sales to larger distributors.


                                                    1998                  1997
                                                ------------          ------------
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES ("SG&A")                              $ 2,900,000           $ 3,050,000


                  SG&A for the three months ended June 30, 1998 decreased approximately $150,000, or 4.9%, compared to the same period last year, due primarily to a decrease in operating expenses associated with tightened controls of the Company's expenses. SG&A as a percentage of net sales increased to 20.2% for the three months ended June 30, 1998 from 19.6% for the same period last year.


                                                    1998                  1997
                                                ------------          ------------
INTEREST INCOME                                   $ 66,000              $ 88,000
INTEREST EXPENSE                                  $ 161,000             $ 97,000

                  Interest income for the three months ended June 30, 1998 decreased approximately $22,000, or 25.0%, compared to the same period last year as the Company is in a borrowing position and thus strives to minimize its cash balances. Interest income is primarily the interest charged to FabTech, a related party, under the Company's loan agreement, as well as earnings on its cash balances. The Company's interest expense for the three months ended June 30, 1998 increased approximately $64,000, or 66.0%, primarily as a result of increased borrowing. Interest expense is primarily the result of the term loan by which the Company financed (i) the investment in the KaiHong joint venture and (ii) the $2.8 million advanced to FabTech.

                                                    1998                  1997
                                                ------------          ------------
MINORITY INTEREST IN JOINT VENTURE                $ 2,000              $ (158,000)

                  Minority interest in joint venture represents the minority investor's share of the KaiHong joint venture's net income for the period. The joint venture loss for the three months ended June 30, 1998 is primarily the result of lower unit sales as well as pricing pressures. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of KaiHong are included therein. As of June 30, 1998, the Company had a 95% controlling interest in the joint venture compared to 70% in the same period last year. The Company increased its interest in KaiHong through an arrangement in accordance with the original joint venture agreement and through the purchase of a substantial portion of the minority interest in the fourth quarter of 1997.


                                                    1998                  1997
                                                ------------          ------------
COMMISSIONS AND OTHER INCOME                     $ 116,000              $ 113,000

                  Other income for the three months ended June 30, 1998 increased approximately $3,000, or 2.7%, compared to the same period last year, due primarily to currency exchange gains at the Company's Taiwan subsidiary, partly offset by decreased commissions earned by the Company's Taiwan subsidiary on drop shipment sales in Asia.


                                                    1998                  1997
                                                ------------          ------------
INCOME TAX PROVISION                              $ 208,000             $ 354,000
EFFECTIVE TAX RATE                                     28.5%                 22.4%

                  Income tax expense for the three months ended June 30, 1998 decreased approximately $146,000, or 41.2%, compared to the same period last year. The Company's effective tax rate in the current quarter increased to 28.5% from 22.4% for the same period last year, as a result of the decrease in net income from the KaiHong joint venture, which under Chinese tax law is exempt from tax for the first two years upon commencing profitable operation.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

                  The following table sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                     PERCENTAGE DOLLAR
                                         PERCENT OF NET SALES            INCREASE
                                        SIX MONTHS ENDED JUNE 30,       (DECREASE)
                                        -----------------------         ------------
                                         1998             1997          `97 TO `98
                                        ------           ------         -----------
Net sales                               100.0%           100.0%            (2.8)%

Cost of goods sold                      (74.3)           (70.7)             2.2
                                        -----            -----            -----

Gross profit                             25.7             29.3            (14.8)

SG&A                                    (18.4)           (19.0)            (5.7)
                                        -----            -----            -----

Income from operations                    7.3             10.3            (31.5)

Interest expense, net                    (0.4)            (0.2)            56.7

Other income                              0.8             (0.1)           534.8
                                        -----            -----            -----

Income before taxes                       7.7             10.0            (24.7)

Income taxes                              2.2              2.5            (10.7)
                                        -----            -----            -----

Net income                                5.5              7.5            (29.3)
                                        =====            =====            =====


                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                         1998                  1997
                                         ----                  ----
NET SALES                            $ 31,137,000          $ 32,031,000

                  Net sales decreased approximately $894,000, or 2.8%, for the six months ended June 30, 1998 compared to the same period last year, due primarily to a decrease in average selling prices of approximately 11.3%. Far East pricing pressures resulted in a decrease in average selling prices of approximately 18.3%, while in North America, pricing pressures lowered average selling prices by approximately 10.4% compared to the same period last year. Decreased average selling prices was partly offset by an increase in units sold of approximately 9.2%, which represents increases in units sold in North America and the Far East of approximately 4.7% and 31.8%, respectively, compared to the same period in 1997. Also contributing to the decrease in sales was a design change at one of the Company's larger customers, resulting in a decrease in sales of approximately $2.2 million.


                                          1998                  1997
                                          ----                  ----
GROSS PROFIT                          $ 7,998,000            $ 9,389,000
GROSS MARGIN PERCENTAGE                      25.7%                  29.3%

                  Gross profit decreased approximately $1.4 million, or 14.8%, and gross profit margin decreased to 25.7% from 29.3%, for the six months ended June 30, 1998 compared to the same period a year ago, due primarily to market pricing pressures resulting in lower manufacturing profits at the Company's facilities in Asia, as well as an inventory write-down in the second quarter to reflect current market value. Gross margins were also affected by an increase in the Company's sales to larger distributors.


                                          1998                  1997
                                          ----                  ----
SG&A                                  $ 5,732,000             $ 6,079,000

                  SG&A for the six months ended June 30, 1998 decreased approximately $347,000, or 5.7%, compared to the same period last year, due primarily to a decrease in operating expenses associated with tightened controls of the Company's expenses. SG&A as a percentage of net sales decreased to 18.4% for the six months ended June 30, 1998 from 19.0% for the same period last year.


                                          1998                  1997
                                          ----                  ----
INTEREST INCOME                       $ 149,000             $ 133,000
INTEREST EXPENSE                      $ 254,000             $ 200,000

                  Interest income for the six months ended June 30, 1998 increased approximately $16,000, or 12.0%, compared to the same period last year as the Company is in a borrowing position and thus strives to minimize its cash balances. Interest income is primarily the interest charged to FabTech, under the Company's loan agreement, as well as earnings on its cash balances. The Company's interest expense for the six months ended June 30, 1998 increased approximately $54,000, or 27.0%, primarily as a result of increased borrowing. Interest expense is primarily the result of the term loan by which the Company financed (i) the investment in the KaiHong joint venture and (ii) the $2.8 million advanced to FabTech.


                                          1998                  1997
                                          ----                  ----
MINORITY INTEREST IN JOINT VENTURE     $ (3,000)            $ (248,000)

                  Minority interest in joint venture represents the minority investor's share of the KaiHong joint venture's net income for the period. The earnings of the joint venture for the six months ended June 30, 1998 have been negatively affected by lower unit sales as well as by pricing pressures.


                                          1998                  1997
                                          ----                  ----
COMMISSIONS AND OTHER INCOME           $ 249,000             $ 202,000

                  Other income for the six months ended June 30, 1998 increased approximately $47,000, or 23.3%, compared to the same period last year, due primarily to currency exchange gains at the Company's Taiwan subsidiary, partly offset by decreased commissions earned by the Company's Taiwan subsidiary on drop shipment sales in Asia.


                                          1998                  1997
                                          ----                  ----
INCOME TAX PROVISION                   $ 700,000             $ 784,000
EFFECTIVE TAX RATE                          29.1%                 24.5%

                  Income tax expense for the six months ended June 30, 1998 decreased approximately $84,000, or 10.7%, compared to the same period last year. The Company's effective tax rate in the current quarter increased to 29.1% from 24.5% for the same period last year, as a result of the decrease in net income from the KaiHong joint venture, which under Chinese tax law is exempt from tax for the first two years upon commencing profitable operation.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

                  Cash used by operating activities for the six months ended June 30, 1998 was approximately $624,000 compared to cash provided by operating activities of approximately $2.8 million for the six months ended June 30, 1997. The primary source of cash flows from operating activities for the six months ended June 30, 1998 was net income of approximately $1.7 million and a decrease in accounts receivable of approximately $1.6 million, while the primary use of cash flows from operating activities was an increase in inventories of approximately $2.3 million. Due to the slowdown in the semiconductor industry, the Company is directing its efforts into reducing current inventory levels, while still providing the service and delivery that customers demand. The primary sources of cash flows from operating activities for the six months ended June 30, 1997 was net income of approximately $2.4 million, while the primary use of cash flows from operating activities was approximately $1.5 million increase in accounts receivable. The Company continues to closely monitor its credit policy while, at times, providing more flexible terms primarily to its Asian customers, when necessary. The ratio of the Company's current assets to current liabilities on June 30, 1998 was 2.84 to 1 compared to a ratio of 2.79 to 1 as of December 31, 1997.

                  Cash used by investing activities was approximately $4.4 million for the six months ended June 30, 1998, compared to approximately $677,000 for the same period in 1997. The primary investments in 1998 was for additional manufacturing equipment at the KaiHong manufacturing facility.

                  Cash provided by financing activities was approximately $4.8 million as of June 30, 1998, compared to approximately $562,000 for the same period in 1997 as the Company continues to use its credit facilities.

                  In March 1998, the Company amended an August 1996 loan agreement whereby the Company obtained a $23 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million and term commitment notes providing up to $14 million for plant expansion, advances to vendors, and letters of credit for KaiHong. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. The agreement has certain covenants and restrictions which, among other matters, requires the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of June 30, 1998. The working capital line of credit expires June 30, 2000 and contains a sublimit of $3.0 million for issuance of commercial and stand-by letters of credit. The weighted average interest rate on outstanding borrowings was approximately 7.1% for the six months ended June 30, 1998. As of June 30, 1998, approximately $7.1 million is outstanding under the term note commitment.

                  The Company uses its credit facility primarily to fund the advances to KaiHong and FabTech as well as to support its operations. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements.

                  In July 1998, the Company replaced two previously filed guarantees to Shanghai Kaihong Electronics Co., Ltd. and the minority investor of the KaiHong joint venture for $1.0 million and $850,000, respectively, as well as a $1.0 million letter of credit, with a $3.0 million guarantee. The Company reserves the right, at any time or from time to time, on one month prior written notice to the bank, to reduce the maximum amount guaranteed hereunder or to terminate this guaranty; provided, however, that the Company shall in any event remain liable as guarantor for all obligations of the borrower outstanding at the effective date of any such notice to the bank pursuant to this paragraph.

                  The Company's total working capital increased approximately 1.6% to $19.0 million as of June 30, 1998 from $18.7 million as of December 31, 1997. The Company believes that its working capital position will be sufficient for its capital requirements in the foreseeable future.

                  As of June 30, 1998, the Company has no material plans or commitments for capital expenditures other than for the KaiHong expansion. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its credit and financial position will provide sufficient access to funds should an appropriate investment opportunity arise and, thereby, assist the Company in improving customer satisfaction and in maintaining or increasing product market penetration.

                  The Company's debt to equity ratio was 0.60 at June 30, 1998 compared to 0.56 at December 31, 1997. The Company anticipates this ratio may increase should the Company continue to use its credit facilities to fund additional sourcing opportunities.


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


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company submitted to a vote of its security holders at an annual meeting of shareholders on June 5, 1998, the election of members of the Board of Directors. The directors were each elected to serve until the 1997 annual meeting or until their successors are elected and have qualified. The results of the tabulation for each nominee for director of the Company is as follows:

                  Eugene R. Conahan, Director             For:                       4,563,158
                                                          Withheld:                    231,240

                  Michael R. Giordano,                    For:                       4,578,708
                  Director                                Withheld:                    215,690

                  David Lin,                              For:                       4,578,683
                  Director                                Withheld:                    215,715

                  M.K. Lu,                                For:                       4,578,608
                  Director                                Withheld:                    215,790

                  Shing Mao,                              For:                       4,578,608
                  Director                                Withheld:                    215,790


                  Michael A. Rosenberg,                   For:                       4,551,258
                  Director                                Withheld:                    243,140

                  Eric Schaedlich,                        For:                       4,563,083
                  Director                                Withheld:                    231,315

                  Leonard M. Silverman,                   For:                       4,577,283
                  Director                                Withheld:                    217,115

                  Raymond Soong,                          For:                       4,578,733
                  Director                                Withheld:                    215,665

                  William J. Spires,                      For:                       4,563,903
                  Director                                Withheld:                    230,495

                  The Company also submitted to a vote of its security holders at an annual meeting of shareholders on June 5, 1998, the appointment of Moss Adams LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1998. The result of the tabulation was 4,770,258 shares voted in favor of the proposal and 24,140 shares voted against or abstained from voting on the proposal. No broker non-votes with respect to this proposal were received.



         ITEM 5.  OTHER INFORMATION

                  The proxy materials for the 1998 annual meeting of stockholders held on June 5, 1998 were mailed to stockholders of the Company on May 1, 1998. Stockholder proposals to be presented at the 1999 annual meeting of stockholders must be received at the Company's executive offices at 3050 East Hillcrest Drive, Westlake Village, California, 91362, addressed to the attention of the Corporate Secretary by January 1, 1999 in order to be considered for inclusion in the proxy materials relating to such meeting. Recently, the Securities and Exchange Commission amended its rule governing a company's ability to use discretionary proxy authority with respect to stockholder proposals which were not submitted by the stockholders in time to be included in the proxy statement. As a result of that rule change, in the event a stockholder proposal is not submitted to the Company prior to March 15, 1999, the proxies solicited by the Board of Directors for the 1999 annual meeting of stockholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 1999 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                        Exhibit 10.25 - Bank Guarantee For Shanghai Kaihong Electronics Co., Ltd.

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


DIODES INCORPORATED (Registrant)



/s/ Carl Wertz                                              August 11, 1998
-------------------------------------------
CARL WERTZ
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT - 10.25     BANK GUARANTEE FOR SHANGHAI KAIHONG
                    ELECTRONICS CO., LTD.                       Page 19

EXHIBIT - 11        COMPUTATION OF EARNINGS PER SHARE           Page 21

EXHIBIT - 27        FINANCIAL DATA SCHEDULE                     Page 22