Form 10-Q
period 1998-09-30
DIODES INC /DEL/
filed 1998-11-13
CIK 29002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended SEPTEMBER 30, 1998

                                              or
                   [ ] Transition Report Pursuant to Section 13 or 15(d) of
                             The Securities Exchange Act of 1934
                     For the transition period from _______ to ________.

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


                                 (805) 446-4800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       --    --

The number of shares of the registrant's Common Stock, $0.66 2/3 par value, outstanding as of November 2, 1998 was 6,164,352 including 717,115 shares of treasury stock.

                           THIS REPORT INCLUDES A TOTAL OF 25 PAGES
                               THE EXHIBIT INDEX IS ON PAGE 18

                                PART I - FINANCIAL INFORMATION

                         ITEM 1 - CONSOLIDATED FINANCIAL INFORMATION


                             DIODES INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEET


                                            ASSETS


                                                     SEPTEMBER 30,     DECEMBER 31,
                                                        1998              1997
                                                      -----------      -----------
                                                      (UNAUDITED)
CURRENT ASSETS
    Cash                                              $ 1,406,000       $2,325,000
    Accounts receivable
        Customers                                       9,489,000       10,342,000
        Related party                                     421,000          213,000
        Other                                           1,169,000          916,000
                                                      -----------      -----------
                                                       11,079,000       11,471,000
        Less allowance for doubtful receivables           128,000           74,000
                                                      -----------      -----------
                                                       10,951,000       11,397,000

    Inventories                                        13,338,000       13,525,000
    Deferred income taxes                               1,101,000        1,096,000
    Prepaid expenses and other                          1,566,000          806,000
                                                      -----------      -----------

               Total current assets                    28,362,000       29,149,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization       10,828,000        5,165,000

ADVANCES TO RELATED PARTY VENDOR                        2,958,000        2,821,000

OTHER ASSETS                                            1,212,000        1,219,000
                                                      -----------      -----------


TOTAL ASSETS                                          $43,360,000      $38,354,000
                                                      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                  1998               1997
                                                              --------------     --------------
                                                               (UNAUDITED)
CURRENT LIABILITIES
    Due to bank                                                  $ 2,297,000       $1,000,000
    Accounts payable
       Trade                                                       2,571,000        4,567,000
       Related party                                               1,474,000          952,000
    Accrued liabilities                                            2,057,000        1,988,000
    Income taxes payable                                             688,000          912,000
    Current portion of long-term debt                              1,729,000        1,031,000
                                                                 -----------      -----------

               Total current liabilities                          10,816,000       10,450,000

LONG-TERM DEBT, net of current portion                             5,038,000        3,226,000

MINORITY INTEREST IN JOINT VENTURE                                   536,000          225,000

STOCKHOLDERS' EQUITY
    Class A convertible preferred stock
      par value $1.00 per share;
      1,000,000 shares authorized;
       no shares issued and outstanding                                   --               --
    Common stock - par value $0.66 2/3 per share;
        9,000,000 shares authorized; 5,764,352 and 5,701,019
        shares issued and outstanding at September 30, 1998
        and December 31, 1997, respectively                        3,843,000        3,801,000
    Additional paid-in capital                                     6,027,000        5,813,000
    Retained earnings                                             18,882,000       16,621,000
                                                                 -----------      -----------

                                                                  28,752,000       26,235,000
    Less:
        Treasury stock - 717,115 shares of common stock
          at cost                                                  1,782,000        1,782,000
                                                                 -----------      -----------

               Total stockholders' equity                         26,970,000       24,453,000
                                                                 -----------      -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $43,360,000      $38,354,000
                                                                 ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                        SEPTEMBER 30,                        SEPTEMBER 30,
                               ------------------------------      ----------------------------
                                   1998               1997                 1998           1997
                               ------------      ------------      ------------      ------------

NET SALES                      $ 14,646,000      $ 16,939,000      $ 45,784,000      $ 48,969,000
COST OF GOODS SOLD               11,032,000        12,517,000        34,172,000        35,159,000
                               ------------      ------------      ------------      ------------

    Gross profit                  3,614,000         4,422,000        11,612,000        13,810,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES           2,811,000         2,569,000         8,543,000         8,647,000
                               ------------      ------------      ------------      ------------

    Income from operations          803,000         1,853,000         3,069,000         5,163,000

OTHER INCOME (EXPENSE)
    Interest income                  65,000            73,000           214,000           206,000
    Interest expense               (150,000)          (98,000)         (404,000)         (298,000)
    Minority interest in
     joint venture earnings          (3,000)          (42,000)           (6,000)         (290,000)

    Commissions and other            72,000           159,000           321,000           361,000
                               ------------      ------------      ------------      ------------
                                     (16,000)          92,000           125,000           (21,000)

INCOME BEFORE INCOME TAXES          787,000         1,945,000         3,194,000         5,142,000
PROVISION FOR INCOME TAXES          233,000           604,000           933,000         1,388,000
                               ------------      ------------      ------------      ------------

NET INCOME                     $    554,000      $  1,341,000      $  2,261,000       $ 3,754,000
                               ============      ============      ============       ===========
EARNINGS PER SHARE
    BASIC                      $       0.11      $       0.27      $      0.45        $      0.76
    DILUTED                    $       0.11      $       0.24      $      0.42        $      0.69
                               ============      ============      ============       ===========

Number of shares used in
computation
    Basic                         5,047,237         4,977,033         5,022,939         4,966,256
    Diluted                       5,231,630         5,539,699         5,366,861         5,450,771
                               ============      ============      ============       ===========


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                --------------------------------
                                                                    1998              1997
                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $ 2,261,000       $ 3,754,000

    Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
    Depreciation and amortization                                     790,000           712,000
    Minority interest earnings                                          6,000           290,000
    Interest income accrued on advances to vendor                    (137,000)         (141,000)
    Changes in operating assets:
        Accounts receivable                                           446,000        (2,337,000)
        Inventories                                                   187,000           680,000
        Prepaid expenses and other assets                            (753,000)         (628,000)
    Changes in operating liabilities:
        Accounts payable                                           (1,474,000)          876,000
        Accrued liabilities                                            69,000           758,000
        Income taxes payable                                         (224,000)          842,000
                                                                  -----------       -----------

           Net cash provided by operating activities                1,171,000         4,806,000
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                      (6,458,000)         (732,000)
                                                                  -----------       -----------

           Net cash used by investing activities                   (6,458,000)         (732,000)
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances on line of credit, net                                 1,297,000         1,000,000
    Net proceeds from the issuance of capital stock                   256,000            62,000
    Minority interest capital contribution                            305,000            13,000
    Proceeds from (repayments of) long-term obligations             2,510,000          (703,000)
                                                                  -----------       -----------

           Net cash provided by financing activities                4,368,000           372,000
                                                                  -----------       -----------

INCREASE (DECREASE) IN CASH                                          (919,000)        4,446,000

CASH AT BEGINNING OF PERIOD                                         2,325,000         1,820,000
                                                                  -----------       -----------

CASH AT END OF PERIOD                                             $ 1,406,000       $ 6,266,000
                                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
       Interest                                                   $   190,000       $   233,000
                                                                  ===========       ===========
       Income taxes                                               $   757,000       $ 1,263,000
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


NOTE B - INCOME TAXES

               The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, the Company has recorded a net deferred tax asset of $1,101,000 resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and expense accruals which are not currently deductible for income tax purposes.

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

               Under Federal tax law foreign earnings are taxed when funds are distributed by foreign subsidiaries to the parent Company. A temporary difference between financial and tax reporting exists for profits earned at the foreign subsidiary level not distributed to the parent. As of September 30, 1998 the Company had undistributed earnings at its Taiwanese subsidiary which, at effective Federal and State tax rates, less applicable credits for foreign taxes paid, results in a deferred tax liability. Management has not recognized a deferred tax liability for undistributed earnings because it considers earnings accumulated and undistributed through September 30, 1998 to be permanent reinvestments of capital in Taiwan.


NOTE C - ADVANCES TO RELATED PARTY VENDOR

               Under a compensation-trade agreement the Company has advanced $2.5 million in cash and equipment to a related party vendor, FabTech Incorporated, a wholly owned subsidiary of LPSC. Interest accrues monthly at the Company's borrowing rate with total accrued interest of approximately $475,000 as of September 30, 1998. Amounts advanced, including interest, are payable beginning after 1998 and expiring February 2001 when any outstanding balances become due on demand. The compensation-trade agreement allows the Company to recover interest and principal due by deducting a fixed amount per unit for products purchased from the vendor.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Except for the historical information contained herein, the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading "Factors That May Affect Future Results" and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act.


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

               In the first nine months of 1998, the Company significantly increased the amount of product shipped to larger distributors. Although these sales were significant in terms of total sales dollars and gross margin dollars, they generally were under agreements that resulted in lower gross profit margins for the Company, when compared to sales to smaller distributors and OEM customers. As the consolidation of electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to the larger distributors, and thus may result in lower gross profit margins, primarily at its U.S. operations.

               One of the Company's primary strategic programs has been the formation of the KaiHong joint venture. The KaiHong joint venture, in which the Company has invested in a SOT-23 manufacturing facility on mainland China, provides replacements for a portion of the parts previously purchased from ITT. Due to the success of the first phase of KaiHong, the Company's Board of Directors approved funding for further expansion of the joint venture. The equipment expansion will allow for the manufacturer of additional SOT-23 packaged components as well as other surface-mount packaging. In the second quarter of 1998, due to the market slowdown, management re-evaluated the KaiHong expansion, and determined to continue proceeding with a scaled-down version of the expansion.

               Currently, the Company is in negotiations to become a significant supplier to a European customer. Should negotiations prove successful, this increased demand will warrant KaiHong's expansion as originally planned. The total capital required is approximately $18 million. As of October 31, 1998, the Company has invested approximately $12.5 million in the KaiHong joint venture. The Company's credit facility as well as KaiHong's own credit facility will be used to finance the additional manufacturing capacity.

               The Company purchases products from foreign suppliers primarily in United States dollars. To a limited extent, and from time to time, the Company contracts in foreign currencies (e.g., a portion of the equipment purchases for the KaiHong expansion), and, accordingly, its results of operations could be materially affected by fluctuations in currency exchange rates. Due to the limited number of contracts denominated in foreign currencies and the complexities of currency hedges, the Company has not engaged in hedging to date. If the volume of contracts written in foreign currencies increases, and the Company does not engage in currency hedging, any substantial increase in the value of such currencies could have a material adverse effect on the Company's results of operations. Management believes that the current contracts written in foreign currencies are not significant enough to justify the costs inherent in currency hedging.

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

               The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue ("Y2K") and has developed an implementation plan to resolve the issue. Y2K is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for Y2K compliance. Confirmation has been requested from the Company's primary processing vendors and major customers that plans are being developed to address processing of transactions in the year 2000. Management estimates the Y2K compliance expense at approximately $250,000 over the next twelve months. The Company's Y2K compliance plans call for testing of all critical systems by the end of 1998. The Company presently believes that, with modifications to existing software and upgrades to Y2K compliant software, Y2K will not pose significant operational problems for the Company's computer systems, as so modified and upgraded. However, if such modifications and upgrades are not completed timely, Y2K may have a material impact on the operations of the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

               The following table sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                                                                         PERCENTAGE
                                      PERCENT OF NET SALES             DOLLAR INCREASE
                                  THREE MONTHS ENDED SEPTEMBER 30,        (DECREASE)
                                 --------------------------------     ------------------
                                       1998            1997               `97 TO `98
                                 ------------       -------------     -------------------
Net sales                           100.0%            100.0%                (13.5)%

Cost of goods sold                  (75.3)            (73.9)                (11.9)
                                    -----             -----                 -----
Gross profit                         24.7              26.1                 (18.3)

SG&A                                (19.2)            (15.2)                  9.4
                                    -----             -----                 -----

Income from operations                5.5              10.9                 (56.7)

Interest expense, net                (0.6)             (0.1)                240.0

Other income                          0.5               0.7                 (41.0)
                                    -----             -----                 -----

Income before taxes                   5.4              11.5                 (59.5)

Income taxes                          1.6               3.6                 (61.4)
                                    -----             -----                 -----

Net income                            3.8               7.9                 (58.7)
                                    =====             =====                 =====


               The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                               1998              1997
                                               ----              ----
NET SALES                                  $ 14,646,000      $ 16,939,000
---------

               Net sales decreased approximately $2.3 million, or 13.5%, for the three months ended September 30, 1998 compared to the same period last year, due primarily to a decrease in units sold of approximately 6.2%. This decrease in units sold is comprised of a decrease in units sold in North America of approximately 17.3%, partly offset by an increase in units sold in the Far East of 50.5%. Average selling prices in the third quarter of 1998 decreased approximately 8.0%, which represents a decrease in average selling price in the Far East of approximately 38.7%, partly offset by an increase in the North American average selling price of approximately 1.8% compared to the same period in 1997.

                                               1998              1997
                                               ----              ----
GROSS PROFIT                               $ 3,614,000        $ 4,422,000
------------
GROSS PROFIT MARGIN PERCENTAGE                24.7%              26.1%
------------------------------

               Gross profit decreased approximately $800,000, or 18.3%, and gross profit margin decreased to 24.7% from 26.1%, for the three months ended September 30, 1998 compared to the same period a year ago, due primarily to market pricing pressures. Gross profit margin was also negatively affected by an increase in the percentage of the Company's sales to larger distributors at lower gross profit margins.


                                               1998              1997
                                               ----              ----
SG&A                                       $ 2,811,000       $ 2,569,000
----

               SG&A for the three months ended September 30, 1998 increased approximately $242,000, or 9.4%, compared to the same period last year, due primarily to consulting fees paid to the minority investor of the KaiHong joint venture. In July 1998, the Company entered into a consulting agreement with the minority investor (the "Consultant") in the KaiHong joint venture. In order to be assured of the continued association and services of the Consultant and in order to take advantage of her experience, knowledge and abilities in the Company's manufacturing business, it is in the Company's best interest to retain the Consultant under the terms and conditions set forth in this agreement (see the Consulting Agreement filed herein).

               SG&A as a percentage of net sales increased to 19.2% for the three months ended September 30, 1998 from 15.2% for the same period last year.


                                               1998              1997
                                               ----              ----
INTEREST INCOME                              $ 65,000          $ 73,000
---------------
INTEREST EXPENSE                             $150,000          $ 98,000
----------------

               Net interest expense for the three months ended September 30, 1998 increased approximately $60,000 compared to the same period last year due primarily to increased debt to finance the KaiHong expansion. Interest income is primarily the interest charged to FabTech, a related party, under the Company's loan agreement, as well as earnings on its cash balances. The Company's interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in the KaiHong joint venture and (ii) the $2.8 million advanced to FabTech.


                                               1998              1997
                                               ----              ----
MINORITY INTEREST IN JOINT VENTURE          $ (3,000)         $ (42,000)
----------------------------------

               Minority interest in joint venture represents the minority investor's share of the KaiHong joint venture's net income for the period. The decrease in the joint venture earnings for the three months ended September 30, 1998 is primarily the result of lower unit sales as well as pricing pressures. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of KaiHong are included therein. As of September 30, 1998, the Company had a 95% controlling interest in the joint venture compared to 70% in the same period last year. The Company increased its interest in KaiHong through an arrangement in accordance with the original joint venture agreement and through the purchase of a substantial portion of the minority interest in the fourth quarter of 1997.

                                               1998              1997
                                               ----              ----
COMMISSIONS AND OTHER INCOME                 $ 72,000          $ 159,000
----------------------------

               Other income for the three months ended September 30, 1998 decreased approximately $87,000, or 54.7%, compared to the same period last year, due primarily to currency exchange fluctuation at the Company's Taiwan subsidiary. Commissions earned by the Company's Taiwan subsidiary on drop shipment sales in Asia for the three months ended September 30, 1998 were flat compared to the same period last year.


                                               1998              1997
                                               ----              ----
INCOME TAXES                                $ 233,000          $ 604,000
------------

               Income tax expense for the three months ended September 30, 1998 decreased approximately $371,000, or 61.4%, compared to the same period last year. The Company's effective tax rate in the current quarter decreased to 29.6% from 31.1% for the same period last year, as a result of the increase in net income from the Company's Taiwan operations, which are taxed at a lower rate than that of the U.S. operations.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

               The following table sets forth, for the periods indicated, the percentage which certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                       PERCENTAGE DOLLAR
                                      PERCENT OF NET SALES                 INCREASE
                                 NINE MONTHS ENDED SEPTEMBER 30,           (DECREASE)
                                 --------------------------------     ------------------
                                      1998            1997               `97 TO `98
                                 --------------------------------     ------------------

Net sales                            100.0%          100.0%                 (6.5)%

Cost of goods sold                   (74.6)          (71.8)                 (2.8)
                                 ---------          ------            ----------

Gross profit                          25.4            28.2                 (15.9)

SG&A                                 (18.7)          (17.7)                 (1.2)
                                 ---------          ------            ----------

Income from operations                 6.7            10.5                 (40.6)

Interest expense, net                 (0.4)           (0.1)                106.5

Other income                           0.7             0.1                 343.7
                                 ---------          ------            ----------

Income before taxes                    7.0            10.5                  37.9

Income taxes                           2.1             2.8                 (32.8)
                                 ---------          ------            ----------

Net income                             4.9             7.7                 (39.8)
                                 =========          ======            ==========

               The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                               1998              1997
                                               ----              ----
NET SALES                                  $ 45,784,000      $ 48,969,000
---------

               Net sales decreased approximately $3.2 million, or 6.5%, for the nine months ended September 30, 1998 compared to the same period last year, due primarily to a decrease in average selling prices of approximately 9.9%. Far East pricing pressures resulted in a decrease in average selling prices of approximately 26.9%, while in North America, pricing pressures lowered average selling prices by approximately 6.1% compared to the same period last year. Decreased average selling prices were partly offset by an increase in units sold of approximately 3.4%, which represents an increase in units sold in the Far East of approximately 38.8%, partially offset by a decrease in units sold of approximately 3.5% in North America compared to the same period in 1997. Also contributing to the decrease in sales was lost sales of approximately $2.2 million due to a design change at one of the Company's larger customers.


                                               1998              1997
                                               ----              ----
GROSS PROFIT                               $ 11,612,000      $ 13,810,000
------------
GROSS PROFIT MARGIN PERCENTAGE                25.4%              28.2%
------------------------------

               Gross profit decreased approximately $2.2 million, or 15.9%, and gross profit margin decreased to 25.4% from 28.2%, for the nine months ended September 30, 1998 compared to the same period a year ago, due primarily to market pricing pressures resulting in lower manufacturing profits at the Company's facilities in Asia, as well as inventory write-downs to reflect current market value. Gross profit margin was also affected by an increase in the percentage of the Company's sales to larger distributors, primarily in the first quarter.


                                               1998              1997
                                               ----              ----
SG&A                                       $ 8,543,000       $ 8,647,000
----

               SG&A for the nine months ended September 30, 1998 decreased approximately $104,000, or 1.2%, compared to the same period last year, due primarily to a decrease in operating expenses associated with tightened controls of the Company's expenses as well as consulting fees paid to the minority investor of the KaiHong joint venture (see the Consulting Agreement filed herein).

               SG&A as a percentage of net sales increased to 18.7% for the nine months ended September 30, 1998 from 17.1% for the same period last year.



                                               1998              1997
                                               ----              ----
INTEREST INCOME                             $ 214,000          $ 206,000
---------------
INTEREST EXPENSE                            $ 404,000          $ 298,000
----------------

               Net interest expense for the nine months ended September 30, 1998 increased approximately $98,000 compared to the same period last year due primarily to increased debt to finance the KaiHong expansion. Interest income is primarily the interest charged to FabTech, a related party, under the Company's loan agreement, as well as earnings on its cash balances. The Company's interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in the KaiHong joint venture and (ii) the $2.8 million advanced to FabTech.

                                               1998              1997
                                               ----              ----
MINORITY INTEREST IN JOINT VENTURE          $ (6,000)         $ (290,000)
----------------------------------

               Minority interest in joint venture represents the minority investor's share of the KaiHong joint venture's net income for the period. The earnings of the joint venture for the nine months ended September 30, 1998 have been negatively affected by lower unit sales as well as by pricing pressures.


                                               1998              1997
                                               ----              ----
COMMISSIONS AND OTHER INCOME                $ 321,000          $ 361,000
----------------------------

               Other income for the nine months ended September 30, 1998 decreased approximately $40,000, or 11.1%, compared to the same period last year, due primarily to currency exchange losses at the Company's Taiwan subsidiary, partly offset by increased commissions earned by the Company's Taiwan subsidiary on drop shipment sales in Asia.


                                               1998              1997
                                               ----              ----
INCOME TAXES                                $ 933,000         $ 1,388,000
------------

        Income tax expense for the nine months ended September 30, 1998 decreased approximately $455,000, or 32.8%, compared to the same period last year. The Company's effective tax rate for the nine months ended September 30, 1998 increased to 29.2% from 27.0% for the same period last year, as a result of the decrease in net income from the KaiHong joint venture, which under Chinese tax law is exempt from tax for the first two years upon commencing profitable operation.


FINANCIAL CONDITION

        LIQUIDITY AND CAPITAL RESOURCES

               Cash provided by operating activities for the nine months ended September 30, 1998 was approximately $1.5 million compared to approximately $4.8 million for the nine months ended September 30, 1997. The primary source of cash flows from operating activities for the nine months ended September 30, 1998 was net income of approximately $1.3 million and a decrease in accounts receivable of approximately $446,000, while the primary use of cash flows from operating activities was a decrease in accounts payable of approximately $1.5 million. Due to the slowdown in the semiconductor industry, the Company is directing its efforts into reducing current inventory levels, while still providing the service and delivery that customers demand. The primary sources of cash flows from operating activities for the nine months ended September 30, 1997 was net income of approximately $3.8 million, while the primary use of cash flows from operating activities was approximately $1.3 million increase in accounts receivable. The Company continues to closely monitor its credit policy while, at times, providing more flexible terms primarily to its Asian customers, when necessary. The ratio of the Company's current assets to current liabilities on September 30, 1998 was 2.62 to 1 compared to a ratio of 2.79 to 1 as of December 31, 1997.

               Cash used by investing activities was approximately $6.5 million for the nine months ended September 30, 1998, compared to approximately $732,000 for the same period in 1997. The primary investments in 1998 was for additional manufacturing equipment at the KaiHong manufacturing facility.

               Cash provided by financing activities was approximately $4.1 million as of September 30, 1998, compared to approximately $359,000 for the same period in 1997, as the Company continues to use its credit facilities.

               In March 1998, the Company amended an August 1996 loan agreement whereby the Company obtained a $23 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million and term commitment notes providing up to $14 million for plant expansion, advances to vendors, and letters of credit for KaiHong. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. The agreement has certain covenants and restrictions which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company is in compliance. The working capital line of credit expires June 30, 2000 and contains a sublimit of $3.0 million for issuance of commercial and stand-by letters of credit. The weighted average interest rate on outstanding borrowings was approximately 6.9% for the nine months ended September 30, 1998. As of September 30, 1998, approximately $6.6 million is outstanding under the term note commitment.

               The Company uses its credit facility primarily to fund the advances to KaiHong and FabTech as well as to support its operations. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements.

               In July 1998, the Company replaced two previously filed guarantees to Shanghai Kaihong Electronics Co., Ltd. and the minority investor of the KaiHong joint venture for $1.0 million and $850,000, respectively, as well as a $1.0 million letter of credit, with a $3.0 million guarantee. The Company reserves the right, at any time or from time to time, on one month prior written notice to the bank, to reduce the maximum amount guaranteed hereunder or to terminate this guaranty; provided, however, that the Company shall in any event remain liable as guarantor for all obligations of the borrower outstanding at the effective date of any such notice to the bank.

               The Company's total working capital decreased approximately 6.4% to $17.5 million as of September 30, 1998 from $18.7 million as of December 31, 1997. The Company believes that its working capital position will be sufficient for its capital requirements in the foreseeable future.

               As of September 30, 1998, the Company has no material plans or commitments for capital expenditures other than for the KaiHong expansion. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its credit and financial position will provide sufficient access to funds should an appropriate investment opportunity arise and, thereby, assist the Company in improving customer satisfaction and in maintaining or increasing product market penetration.

               The Company's debt to equity ratio was 0.59 at September 30, 1998 compared to 0.56 at December 31, 1997. The Company anticipates this ratio may increase should the Company continue to use its credit facilities to fund additional sourcing opportunities.


        FACTORS THAT MAY AFFECT FUTURE RESULTS

               Except for the historical information contained herein, the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading "Factors That May Affect Future Results" and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act.

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


        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits

                        Exhibit 10.26 - Consulting Agreement between the Company and J.Y. Xing

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


DIODES INCORPORATED (Registrant)



By:  s/ Carl Wertz
-----------------------------------------------------         November 11, 1998
CARL WERTZ
Chief Financial Officer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)

                                      INDEX TO EXHIBITS


EXHIBIT 10.26         CONSULTING AGREEMENT BETWEEN THE
                      COMPANY AND J.Y. XING                         Page 19

EXHIBIT 11            COMPUTATION OF EARNINGS PER SHARE             Page 24

EXHIBIT 27            FINANCIAL DATA SCHEDULE                       Page 25