Form 10-K405
period 1998-12-31
DIODES INC /DEL/
filed 1999-03-30
CIK 29002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                            For the fiscal year ended
                               DECEMBER 31, 1998.
                                       Or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         For the transition period from
                              _______ to ________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 2,949,019 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the American Stock Exchange on March 19, 1999 of $4.875 per share, was approximately $14,376,468. The number of shares of the registrant's Common Stock outstanding as of March 19, 1999, was 5,764,352 including 717,115 shares of treasury stock.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1998.

                                     PART I

ITEM 1.         BUSINESS

        BUSINESS DEVELOPMENT

                Diodes Incorporated (the "Company") was formed in 1959 under the laws of Delaware. The Company is engaged in the manufacture, sale, and distribution of discrete semiconductors worldwide, primarily to manufacturers of automotive, computer and telecommunication products and to distributors of electronic components. In addition to the Company's corporate headquarters in Westlake Village, California, which provides sales, marketing and engineering functions, the Company's wholly-owned subsidiary, Diodes Incorporated Taiwan Company, Ltd. ("Diodes-Taiwan"), maintains a sales, manufacturing, engineering, and purchasing facility in Taipei, Taiwan. The Company also has a 95% interest in a manufacturing facility, Shanghai KaiHong Electronics Co., Ltd., ("Diodes-China" formerly referred to as KaiHong) in Shanghai, China.

                In July 1997, Vishay Intertechnology, Inc. ("Vishay") and the Lite-On Group, a Taiwanese consortium, formed a joint venture -- Vishay/Lite-On Power Semiconductor Pte., Ltd. ("Vishay/LPSC") -- to acquire Lite-On Power Semiconductor Corp. ("LPSC"), the Company's largest shareholder and a member of the Lite-On Group of the Republic of China. Vishay, with worldwide sales exceeding $1.5 billion, is the largest U.S. and European manufacturer of passive electronic components and a major producer of discrete semiconductors and power integrated circuits. The Lite-On Group, with worldwide sales of almost $2 billion, is a leading manufacturer of power semiconductors, computer peripherals, and communication products. The Vishay/LPSC joint venture includes the worldwide discrete power semiconductor business of LPSC and the Asian passive component business of Vishay. Vishay holds a 65% controlling interest in the joint venture, and the Lite-On Group holds the other 35%.

        PRODUCTS

                Technology in the semiconductor industry is ever changing and the products sold by the Company are mature products. Although the Company is not expecting to experience further product technology changes, nor does it believe its products will become obsolete in the foreseeable future, the Company (especially its Diodes-China manufacturing facility) is focusing on developing smaller packages for its product line.

                Product Technology. Semiconductors come in two basic configurations: discretes and integrated circuits. The Company is engaged in the manufacture, sale, and distribution of discrete semiconductors, which are fixed-function components such as small signal transistors and MOSFETs, transient voltage suppressors (TVSs), zeners, Schottkys, diodes, rectifiers and bridges.

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

                Product Packaging. Almost as important as the technology of the components, is the packaging. The industry trend is to fit discrete components into ever-smaller surface-mount packages. Smaller packaging provides a reduction in board space, height, and weight and is well suited for battery-powered, hand-held and wireless applications such as cellular phones, pagers, modems, notebook and palmtop computers, and accessories where space is at a premium. The objective is to fit the same functionality and power handling features into smaller packages.

MANUFACTURING AND SIGNIFICANT VENDORS

                The Company's Far East subsidiaries, Diodes-Taiwan and Diodes-China, manufacture product for sale to North America and Asia. Diodes-Taiwan's manufacturing focuses on products such as axial schottky and melf rectifiers, to name a few. These "general use" products are destined for end products in the automotive industry, as well as for use in commercial appliances, household lighting, and electric hand tools, among others. Diodes-China's manufacturing, focuses on SOT-23 and SOD-123 products. These surface mount devices ("SMD") are used in the computer and telecommunication industries and are destined for cellular phones, notebook computers, pagers, PCMCIA cards, modems, and garage door transmitters, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand -held devices continue.

                As a result of the Company's total commitment to product quality and customer satisfaction, the Company's corporate headquarters received official ISO 9002 Certification of Registration from Underwriters Laboratories, the leading third-party certification organization in the United States and the largest in North America. ISO 9000 certifications consist of a series of paradigms for the establishment of systems and protocols to facilitate the creation and maintenance of superior quality-control techniques. Subsequently, both the Diodes-China and Diodes-Taiwan facilities have received official ISO 9002 Certification of Registration. With its underlying premise that true product quality requires a total quality system, ISO certification is often required of vendors seeking to establish relationships with original equipment manufacturers ("OEMs") doing business in intensely competitive global markets.

                All of the products sold by the Company, as well as the materials used by the Company in its manufacturing operations, are available both domestically and abroad. In 1998, the two largest suppliers of products to the Company were Vishay/LPSC and General Semiconductor Corporation. During the year ended December 31, 1998, approximately 35% and 22% of purchases were from these two vendors, respectively, versus 32% and 28% in 1997, respectively. See Notes 9 and 10 of "Notes to Consolidated Financial Statements" for a description of the major vendors and the relationship between V/LPSC and the Company. In addition, Diodes-Taiwan supplied approximately 7% of the Company's purchases and the Diodes-China facility 4% in 1998. The Company anticipates that Diodes-China will become an increasingly valuable supplier. No other manufacturer of discrete semiconductors accounted for more than 5% of the Company's purchases in 1998.

                The Company entered into a previously filed agreement with FabTech, Inc. ("FabTech"), a wholly-owned subsidiary of Vishay/LPSC, whereby the Company has access to an additional supply of processed wafers used in the manufacture of several types of discrete semiconductors. As part of the agreement, the Company has provided FabTech with approximately $2.5 million (plus accrued interest) in working capital to be used in upgrading, reconfiguring, and starting up operations at an existing wafer fabrication facility located in Lee's Summit, Missouri.

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

        SALES AND MARKETING

                Numerous semiconductor manufacturers and distributors serve the discrete semiconductor components market. Some of the larger companies include Motorola, Fairchild Semiconductor (formerly National Semiconductor), International Rectifier, Rohm, Phillips, and General Semiconductor, many of whom have greater financial, marketing, brand name and other resources than the Company. Over the years, there has been a tendency among some larger manufacturers to limit or de-emphasize the production and marketing of discrete components in favor of integrated and hybrid circuits. With fewer service-oriented sources of discrete components available to OEMs, the Company has been able to capture additional market share. The Company's products primarily include catalog items, but also include units designed to specific customer requirements.

                Products are sold under several brand names such as Diodes, Lite-On, ITT and most recently, Vishay/Lite-On Power Semiconductor. The Company is unifying product lines under a limited number of brand names in order to establish brand name unity and consistency of product, and to capitalize on brand name recognition, where possible.

                The Company sells its products through its own internal and regional sales departments, as well as through representatives and distributors. The Company's sales team, aided by the sales force of approximately 30 independent sales representatives located throughout North America and Asia, supplies approximately 300 OEM accounts. In 1998, OEM customers accounted for approximately 54% of the Company's sales, compared to approximately 60% in 1997, due to the Company's focus on broadening its distribution channels. OEM customers range from small, privately held electronics companies to Fortune 500 companies.

                The Company further supplies approximately 30 stocking distributors (46% of 1998 sales), who collectively sell to approximately 10,000 customers on the Company's behalf. In 1998, a significant benefit from the affiliation with Vishay was the broadening of the Company's distribution network to include major distributors such as Future, Arrow, and Marshall, to complement the Company's existing distributor network that includes Jaco, Kent, Reptron, Sterling, TTI, All American, and Advacom, among others.

                Through ongoing sales and customer service efforts, the Company continues to develop business relationships with companies who are considered leaders in their respective market segments, such as automotive, telecommunications, personal computers, computer peripherals and industrial. The Company's marketing efforts also have benefited from an ongoing program to develop strategic alliances with manufacturers, such as Vishay/LPSC and FabTech, among others, to better control its destiny in terms of the price, the quality and especially the availability of the products it sells.

                The Company's products are sold primarily in North America and the Far East, both directly to end users and through electronic component distributors. In 1998, approximately 72% and 28% of the Company's products were sold in North America and the Far East, respectively, compared to 75% and 25% in 1997, respectively. See Note 11 of "Notes to Consolidated Financial Statements" for a description of the Company's adoption of SFAS No. 131, Disclosures about Segments of and Enterprise and Related Information. The increase in the percentage of sales in the Far East to total sales is expected to continue as the Company believes there is greater potential to increase market share in that region due to the expanding base of electronic product manufacturers.

                During the past seven years, the Company has pursued an aggressive program to improve product quality and customer service in order to support more broad-based, strategic accounts. For the fiscal years ended December 31, 1998, 1997, and 1996, the sale of discrete semiconductor products represented 100 percent of the Company's sales and the Company intends to continue this focus on discrete semiconductors.

                Through Diodes-Taiwan, the Company employs a general manager who acts as the Far East purchasing liaison with respect to product procurement from other vendors located in the Far East. Diodes-Taiwan also manufactures product for sale to the Company as well as for other customers in Taiwan, Korea, and Singapore, among others.

                Until the fourth quarter of 1997, all of Diodes-China's production was sold to the Company as inter-company sales. Diodes-China has begun to ship product to trade customers; thus contributing to the Company's consolidated sales. The Company expects Diodes-China to increasingly contribute to the Company's consolidated sales.

                The Company is not dependent on any one major customer to support its level of sales. For the fiscal year ended December 31, 1998, there was not one customer that accounted for more than 5% of the Company's sales. The twenty largest customers of the Company accounted, in total, for approximately 52% of the Company's sales in 1998, compared to 43% in 1997.

        INVENTORY

                In general, the Company maintains sufficient inventories of standard products at its U.S. facility and Diodes-Taiwan facility to permit rapid delivery of customers' orders. In addition, the Company continuously coordinates with strategic alliances and subcontractors to support product demand. In 1998, the Company implemented a program in coordination with its distributors, enabling the Company to transfer inventory from distributors to OEM customers to better manage the Company's on-hand inventory.

                The Company's inventory is composed of discrete semiconductors, which are, for the most part, standardized in electronic related industries. Finished goods inventory turns over approximately four times annually. The

Company has no special inventory or working capital requirements that are not in the ordinary course of business. Unless arrangements are otherwise specially made, invoices to customers are payable net 30 days. Company policy is to hold shipments to customers who are more than 60 days in arrears.

        BACKLOG

                The amount of backlog to be shipped during any period is dependent upon various factors and all orders are subject to cancellation or modification, usually without penalty to the customer. Backlog of orders scheduled to ship within six months were approximately $7.3 million on December 31, 1998, compared to approximately $9.3 million on December 31, 1997, and $10.2 million on December 31, 1996. The Company and the industry as a whole is experiencing a trend towards shorter lead-times (the amount of time between the date a customer places an order to the date the customer requires shipment). The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, the amount of backlog at any date is not necessarily indicative of actual shipments. The Company strives to maintain proper inventory levels to support customers' just-in-time order expectations.

        COMPETITION

                Competition in those portions of the semiconductor marketplace in which the Company competes is intense. The Company competes with discrete semiconductor manufacturing companies such as Motorola, General Semiconductor (formerly General Instruments), Fairchild Semiconductor (formerly National Semiconductor), International Rectifier, Rohm, and Phillips, as well as distributors of similar product lines such as Taitron Components.

                Competitiveness in sales of the Company's products is determined by the price and quality of the product and the ability of the Company to provide delivery and customer service in keeping with the customers' needs. The Company believes itself to be well equipped to be competitive in respect to these requirements. Many of the Company's competitors have substantially greater financial, marketing, distribution and other resources than the Company. Accordingly, in response to market conditions, the Company from time to time may reposition product lines or decrease prices, which may adversely affect the Company's profit margins on such product lines. See "Cautionary Statement for Purposes of the `Safe Harbor' Provision of the Private Securities Litigation Reform Act of 1995."

        EMPLOYEES

                As of December 31, 1998, the Company employed a total of 67 full-time employees in the United States, of who 27 were in sales and marketing, 19 in customer support, and 21 in operations and administration. At such date, Diodes-Taiwan employed an additional 47 employees in its Taiwan office, of who 26 were in manufacturing, 5 in sales, and 16 in purchasing, quality control, and administration. The Diodes-China manufacturing facility employed a total of 239 employees, of whom 116 were in manufacturing and 123 in quality control and administration. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

        IMPORTS AND IMPORT RESTRICTIONS

                During 1998, the Company's U.S. operations, which accounted for approximately 72% of the Company's total sales, imported substantially all of its products, of which approximately 32% was imported from Taiwan and approximately 30% from mainland China. The balance of the imports is from Germany, Japan, India, the Philippines, England and Korea, among others. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, the difficulty and expense of maintaining foreign sourcing channels, cultural and institutional barriers to trade, fluctuations in currency exchange rates, restrictions on the transfer of funds and the imposition of tariffs, political instability, transportation delays, expropriation, import and export controls and other non-tariff barriers (including export licenses and changes in the allocation of quotas), as well as the uncertainty regarding the future relationship between China and Taiwan, and other U.S. and foreign regulations that may apply to the export and import of the Company's products, and which could have a material adverse effect on the Company. Any significant disruption in the Company's Taiwanese or Chinese sources of supply or in the Company's relationship with its suppliers located in Taiwan or China could have a material adverse effect on the Company.

                The Company purchases products from foreign suppliers primarily in United States dollars. To a limited extent, and from time to time, the Company contracts (e.g. a portion of the equipment purchases for the Diodes-China expansion) in foreign currencies, and, accordingly, its results of operations could be materially affected by fluctuations in currency exchange rates. Due to the limited number of contracts denominated in foreign currencies and the complexities of currency hedges, the Company has not engaged in hedging to date. If the volume of contracts written in foreign currencies increases, and the Company does not engage in currency hedging, any substantial increase in the value of such currencies could have a material adverse effect on the Company's results of operations. Management believes that the current contracts written in foreign currency are not significant enough to justify the costs inherent in currency hedging.

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

        FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

                With respect to foreign operations see Notes 1, 10 and 11 of "Notes to Consolidated Financial Statements."


ITEM 2.         PROPERTIES

                The Company's primary physical properties during the year ended December 31, 1998, were as follows:

        A. Industrial building located at 3050 East Hillcrest Drive, Westlake Village, CA 91362 USA. This building, consisting of approximately 30,900 square feet, is the Company's corporate headquarters and product distribution center. The Company is primary lessee under a lease that has been extended three years and expires in 2001. The Company has two five-year options to extend the term of the lease.

        B. Regional sales offices, leased for less than $1,000 per month, located in the U.S. at the following locations:

                1. 6200 Falls for the Neuse Road, Suite 200, Raleigh, NC
                   27609
                2. One Overlook Drive, Suite 6B, Amherst, NH 03031
                3. 261 East Maple Street, Suite 300, Birmingham, MI, 48009
                4. 500 Newport Center Drive, Suite 930, Newport Beach, CA
                   92660
                5. 50 Airport Parkway, San Jose, CA 95110

        C. Industrial premises consisting of approximately 9,000 square feet and located at 5Fl. 501-16 Chung-Cheng Road, Hsin-Tien City, Taipei, Taiwan, Republic of China. These premises, owned by Diodes-Taiwan, are used as a manufacturing facility. The facility is subject to a mortgage held by Chang-Hwa Commercial Bank, which matures on November 11, 2003, and is secured by land and buildings.

        D. Industrial premises consisting of approximately 7,000 square feet and located at 2Fl. 501-15 Chung-Cheng Road, Hsin-Tien City, Taipei, Taiwan, Republic of China. These premises, owned by Diodes-Taiwan are used as sales and administrative offices. The facility is subject to a mortgage held by Chang-Hwa Commercial Bank, which matures on February 27, 2003, and is secured by land and buildings.

        E. Industrial building located at No. 61 Xinnan Street, Xingqiao Town, Songjiang County, Shanghai, Peoples Republic of China. This building, consisting of approximately 20,000 square feet, is the corporate headquarters and product distribution and manufacturing facility for the Diodes-China joint venture. The building is owned by the joint venture company, Shanghai KaiHong Electronics Co., Ltd.

                The Company believes its current facilities are adequate for the foreseeable future. See Notes 3 and 12 of "Notes to Consolidated Financial Statements."

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matter was submitted to a vote of security holders by the Company during the last three months of the year ending December 31, 1998.


                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

                The Company's Common Stock is listed and traded on the American Stock Exchange ("AMEX") under the symbol "DIO." The following table shows the range of high and low sales prices per share for the Company's Common Stock for each fiscal quarter from March 31, 1997 as reported by AMEX.


        -------------------------------------------------------------------------------------
                     CALENDAR QUARTER                                 SALE PRICE OF
                          ENDED                                       COMMON STOCK
        -------------------------------------------------------------------------------------
                                                                HIGH                 LOW
                                                           ---------------      -------------
        First quarter (through March 19) 1999...........        $ 7                $ 4 3/8
        -------------------------------------------------------------------------------------
        Fourth quarter 1998.............................          6 1/2              4
        Third quarter 1998..............................          7 1/8              4
        Second quarter 1998.............................         10 3/16             6 5/8
        First quarter 1998..............................         11 1/2              8 1/4
        -------------------------------------------------------------------------------------
        Fourth quarter 1997.............................         16 3/4              6 3/4
        Third quarter 1997..............................         13 15/16            8 3/4
        Second quarter 1997.............................         10 3/4              7 3/4
        First quarter 1997..............................          9 1/8              6 3/4
        -------------------------------------------------------------------------------------

                On March 19, 1999, the closing sale price of the Company's Common Stock as reported by AMEX was $4.875. Shareholders are urged to obtain current market quotations for the Common Stock. As of March 19, 1999, there were approximately 1,000 stockholders of record of the Company's Common Stock.

                No dividends have been declared during the past three years and the Company does not expect to declare dividends in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors, and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, and general business conditions.

ITEM 6.         SELECTED FINANCIAL DATA

                The following selected financial data for the fiscal years ended December 31, 1998, 1997, 1996, 1995 and 1994 is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements including the notes thereto, appearing elsewhere herein (in 000's except per share data).


                                                                      YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------
                                                    1994          1995          1996          1997           1998
                                                  --------      --------      --------      --------       --------
                INCOME STATEMENT DATA
Net sales                                         $ 38,275      $ 58,190      $ 56,019      $ 65,699       $ 60,261

Gross profit                                        10,697        16,463        14,842        18,343         14,944

Selling, general and administrative expenses         7,563         9,522        10,386        11,137         11,016

Income from operations                               3,134         6,941         4,456         7,206          3,928

Interest expense, net                                    6           144           351            62            281

Minority interest in joint venture (1)                  --            --           238           (15)           (14)

Other income                                           437           513           295           627            551

Income before taxes                                  3,565         7,310         4,638         7,756          4,184

Provision for income taxes (2)                       1,202         2,610         1,673         2,631          1,511

Net income                                           2,363         4,700         2,965         5,125          2,673

Earnings per share: (3)
      Basic                                       $   0.50      $   0.96      $   0.60      $   1.03       $   0.53
      Diluted                                     $   0.46      $   0.90      $   0.55      $   0.93       $   0.50
Number of shares used in computation: (3)
      Basic                                          4,753         4,881         4,959         4,971          5,029
      Diluted                                        5,137         5,220         5,362         5,482          5,371

                                                                         AS OF DECEMBER 31,
                                                  -----------------------------------------------------------------
                                                    1994          1995          1996          1997           1998
                                                  --------      --------      --------      --------       --------
                  BALANCE SHEET DATA
Total assets                                      $ 17,545      $ 29,363      $ 32,546      $ 38,354       $ 45,389

Working capital                                      9,411        13,263        17,403        18,699         16,639

Stockholders' equity                                10,770        16,499        19,464        24,453         27,460


        (1) See Note 10 of "Notes to Consolidated Financial Statements" included herein.

        (2) See Note 7 of "Notes to Consolidated Financial Statements" included herein.

        (3) See Note 1 of "Notes to Consolidated Financial Statements" included herein.

        No cash dividends were paid during the years 1994 through 1998.

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

                The Company's products are sold primarily in North America and Asia, both directly to end-users and through electronic component distributors. In 1998, approximately 72% and 28% of the Company's products were sold in North America and the Far East, respectively, compared to 75% and 25% in 1997, respectively. The increase in the percentage of sales in the Far East to total sales is expected to continue as the Company believes there is greater potential to increase market share in that region.

                For financial reporting purposes, the Company is deemed to engage in three industry segments; North America, Taiwan, and China. All three segments focus on discrete semiconductor devices. The North American segment procures and distributes products primarily throughout North America and provides management, warehousing and engineering support to the other two segments. The Taiwan segment procures product from, and manufactures and distributes product primarily to, companies in Taiwan, Korea, Singapore, and Hong Kong. This segment also procures product for, and manufactures and distributes product to the Company's North American operations. The China segment manufactures product for, and distributes product to, both the North American and Taiwan segments. Beginning in 1997, the China segment began manufacturing product for, and distributing product to, customers in China, the U.S. and Europe. See Note 11 of "Notes to Consolidated Financial Statements" for a description of the Company's adoption of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

                In July 1997, Vishay Intertechnology, Inc. ("Vishay") and the Lite-On Group, a Taiwanese consortium, formed a joint venture -- Vishay/Lite-On Power Semiconductor Pte., LTD. ("Vishay/LPSC") -- to acquire Lite-On Power Semiconductor Corp. ("LPSC"), the Company's largest shareholder and a member of the Lite-On Group of the Republic of China. Vishay, with worldwide sales exceeding $1.5 billion, is the largest U.S. and European manufacturer of passive electronic components and a major producer of discrete semiconductors, and power integrated circuits. The Lite-On Group, with worldwide sales of almost $2 billion, is a leading manufacturer of power semiconductors, computer peripherals, and communication products. The Vishay/LPSC joint venture includes the worldwide discrete power semiconductor business of LPSC and the Asian passive component business of Vishay. Vishay holds a 65% controlling interest in the joint venture, and the Lite-On Group holds the other 35%.

                Products are sold under several brand names such as Diodes, Lite-On, ITT and most recently, Vishay/Lite-On Power Semiconductor. The Company is unifying product lines under a limited number of brand names in order to establish brand name unity and consistency of product, and to capitalize on brand name recognition, where possible.

                The Company's Far East subsidiaries, Diodes-Taiwan and Diodes-China, both manufacture product for sale to North American and the Far East. Diodes-Taiwan manufacturing focuses on products such as axial schottky and melf rectifiers, to name a few. These "general use" products are destined for end products in the automotive industry as well as for use in commercial appliances, household lighting, and electric hand tools, among others. Diodes-China manufacturing, for the most part, focuses on SOT-23 and SOD-123 products. These surface mount devices ("SMD") are used in the computer and telecommunication industries and are destined for cellular phones, notebook computers, pagers, PCMCIA cards, modems, and garage door transmitters, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand held devices continue.

                The discrete semiconductor industry has for the last few years, been subject to severe pricing pressures, compounded by the Asian economic situation. Although manufacturing cost of the products has been falling, excess manufacturing capacity and over-inventory has caused selling prices to fall at a greater extent than manufacturing cost. Because of this competitive environment, gross profit margins have declined from 27.9% in 1997 to 24.8% in 1998. To compete in this highly competitive industry, in recent years, the Company has committed substantial resources to the development and implementation of two areas of operation; (i) sales and marketing, and (ii) manufacturing.

                Emphasizing the Company's focus on customer service, additional personnel and programs have been added. In order to meet customers' needs at the design stage of end-product development, the Company has employed additional applications engineers. These applications engineers work directly with customers to assist them in "designing in" the correct products to produce optimum results. Regional sales managers, working closely with manufacturers' representative firms and distributors, have also been added in the U.S. and the Far East to help satisfy customers' requirements. In addition, the Company has developed relationships with major distributors who inventory and sell the Company's products. The relationship with Vishay has provided additional opportunities for the Company to have its products offered by some of the world's largest distributors.

                In 1998, the Company increased the amount of product shipped to larger distributors. Although these sales were significant in terms of total sales dollars and gross margin dollars, they generally were under agreements that resulted in lower gross profit margins for the Company, when compared to sales to smaller distributors and OEM customers. As the consolidation of electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to the larger distributors, and thus may result in lower gross profit margins.

                Since 1997, the Company's manufacturing focus has primarily been in the development and expansion of Diodes-China. To date, the Company has invested over $14 million in the manufacturing facility, which supplies product for sale primarily in North America and the Far East. The equipment expansion allows for the manufacture of additional SOT-23 packaged components as well as other surface-mount packaging, including the smaller SOD packages. Approximately $8.0 million of the Company's existing credit facility has been used to finance the additional manufacturing capacity.

                The Company will continue its strategic plan of locating alternate sources of its products, including those provided by its major suppliers. Alternate sources include, but are not limited to, Diodes-China and other sourcing agreements in place as well as those in negotiations. The Company anticipates that the effect of the loss of any one of its major suppliers will not have a material adverse effect on the Company's operations provided that alternate sources remain available. The Company continually evaluates alternative sources of its products to assure its ability to deliver high-quality, cost-effective products.

                Products from foreign suppliers are purchased primarily in United States dollars. To a limited extent, and from time to time, the Company contracts in foreign currencies (e.g., a portion of the equipment purchases for the Diodes-China expansion), and, accordingly, its results of operations could be materially affected by fluctuations in currency exchange rates. Due to the limited number of contracts denominated in foreign currencies and the complexities of currency hedges, the Company has not engaged in hedging to date. If the volume of contracts written in foreign currencies increases, and the Company does not engage in currency hedging, any substantial increase in the value of such currencies could have a material adverse effect on the Company's results of operations. Management believes that the current contracts written in foreign currencies are not significant enough to justify the costs inherent in currency hedging.

                The Company's effective tax rate increased to 36.1% in 1998 from 33.9% in 1997. Changes in Taiwan income tax policies in 1998 caused management to reconsider its investment strategies in the fourth quarter of 1998 for current and future earnings at Diodes-Taiwan, resulting in a distribution of approximately $4.5 million made by Diodes-Taiwan to the Company in 1999. The decision was made, in part, because the changes in Taiwan income tax policies made it less favorable to accumulate earnings at Diodes-Taiwan and, in part, to allow the Company to redirect its financial resources from Diodes-Taiwan to its expansion of the Diodes-China joint venture. See "Results of Operations - 1998 Compared to 1997" for a more detailed explanation.

                The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue ("Y2K") and has developed an implementation plan to resolve the issue. Y2K is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for Y2K compliance. Confirmation has been received from the Company's primary processing vendors and major customers that plans are being developed to address processing of transactions in the year 2000. The total cost of Y2K compliance was not considered a material expense. All internal critical systems have been tested and the Company believes that, with its modifications to existing software and its upgrades to Y2K compliant software, Y2K will not pose significant operational problems for the Company's computer systems. However, if (i) problems surface that have not yet been identified that will require substantial time and resources to remedy, or (ii) such modifications and upgrades are not completed timely by the Company's business partners, they could have a material adverse effect on the Company's business.


RESULTS OF OPERATIONS

                The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                                       PERCENT OF NET SALES                            PERCENTAGE DOLLAR INCREASE (DECREASE)
                                      YEAR ENDED DECEMBER 31,                                  YEAR ENDED DECEMBER 31,
                   -----------------------------------------------------------    -------------------------------------------------
                     1994         1995         1996         1997         1998     `94 to `95   `95 to `96   `96 to `97   `97 TO `98
                   -------      -------      -------      -------      -------    ----------   ----------   ----------   ----------
Net sales          100.0 %      100.0 %      100.0 %      100.0 %      100.0 %       52.0 %      (3.7) %       17.3 %      (8.3) %

Cost of goods
sold                 (72.1)       (71.7)       (73.5)       (72.1)       (75.2)        51.3         (1.3)        15.0         (4.3)
                   -------      -------      -------      -------      -------      -------      -------      -------      -------

Gross profit          27.9         28.3         26.5         27.9         24.8         53.9         (9.8)        23.6        (18.5)

Operating
expenses             (19.8)       (16.4)       (18.5)       (16.9)       (18.3)        25.9          9.1          7.2         (1.1)
                   -------      -------      -------      -------      -------      -------      -------      -------      -------

Income from
operations             8.2         11.9          8.0         11.0          6.5        121.5        (35.8)        61.7        (45.5)

Interest
expense, net          (0.0)        (0.2)        (0.6)        (0.1)        (0.5)     2,300.0        143.8        (82.3)       353.2

Other income           1.1          0.9          0.9          0.9          0.9         17.6          3.9         14.8        (12.1)
                   -------      -------      -------      -------      -------      -------      -------      -------      -------

Income before
taxes                  9.3         12.6          8.3         11.8          6.9        105.1        (36.6)        67.2        (46.1)

Income taxes           3.1          4.5          3.0          4.0          2.5        117.1        (35.9)        57.3        (42.6)
                   -------      -------      -------      -------      -------      -------      -------      -------      -------

Net income             6.2          8.1          5.3          7.8          4.4         99.0        (36.9)        72.8        (47.8)


                The following discussion explains in greater detail the consolidated financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


1998 COMPARED TO 1997

                Net sales for 1998 compared to 1997 decreased $5,438,000, or approximately 8.3%. The decrease in net sales was due primarily to industry-wide pricing pressures that offset increased unit sales of approximately 3.3%. The increase in unit sales is comprised of an increase in unit sales in the Far East of approximately 36.9%, offset by a decrease of approximately 3.8% in North America. Also contributing to lower sales in 1998 was the loss of approximately $3.0 million in supplier-specific business due to the previously announced acquisition of a major supplier by a competitor. The Company anticipates that a portion of this supplier-specific business will be recovered as the Diodes-China manufacturing facility develops additional product types.

                The decrease in gross profit for 1998 compared to 1997 of $3,399,000, or approximately 18.5%, was due primarily to the 8.3% decrease in net sales. Pricing pressures within the industry resulting from decreased demand and excess on-hand inventory contributed to a decrease in gross margin percentage to 24.8% in 1998 from 27.9% in 1997. Average selling prices in 1998 decreased approximately 11.6%, which represents decreases in average selling prices in the Far East and North America of approximately 24.5% and 9.0%, respectively, compared to 1997. In addition, as the consolidation of electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to larger distributors, usually under agreements resulting in lower gross profit margins.

                For 1998, selling, general and administrative expenses ("SG&A") decreased $121,000, or approximately 1.1%, compared to 1997. The decrease in SG&A was due primarily to a decrease in sales commissions due to the 8.3% decrease in net sales, partly offset by an increase in wages due to additional sales, engineering and customers service personnel. SG&A for 1998, as a percentage of net sales, increased to 18.3% from 16.9% for 1997, primarily due to the 8.3% decrease in net sales.

                Net interest expense for 1998 compared to 1997 increased $219,000, or approximately 353.2%, due primarily to an increased use of the Company's credit facility. The Company's interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in the Diodes-China manufacturing facility and (ii) the $3.0 million, including accrued interest, advanced to FabTech. Interest income is primarily the interest charged to FabTech, a related party, under the Company's formal loan agreement, as well as earnings on its cash balances.

                In 1998, the Diodes-China joint venture contributed to the Company's profitability and, therefore, the $14,000 minority interest in joint venture represents the minority investor's 5% share of the joint venture's profit. During the fourth quarter of 1997, through an arrangement in accordance with the original joint venture agreement, the Company increased its controlling interest in Diodes-China from 70% to 95% through the purchase of an additional 25% from the minority investor.

                Commissions and other income decreased $76,000, or approximately 12.1%, from 1997 to 1998. This decrease was primarily due to a decrease in currency exchange gains at Diodes-Taiwan of $167,000, or approximately 55.7%. Partly offsetting the decrease in currency exchange gains, was an increase in sales commission income of $74,000, or approximately 19.2%, earned by Diodes-Taiwan on drop shipments in the Far East.

                The Company's overall effective federal, state, and foreign tax rate increased to 36.1% in 1998 from 33.9% in 1997. Through December 31, 1997, the Company had undistributed earnings at Diodes-Taiwan for which no deferred income tax liability had been recorded since, at that time, management considered this investment to be permanent, and no plans or intentions existed to distribute the capital of its Taiwan subsidiary. Changes in Taiwan income tax policies in 1998 caused management to reconsider its investment strategies in the fourth quarter of 1998 for current and future earnings at Diodes-Taiwan. While a portion of its investment will remain in Taiwan, a distribution of approximately $4.5 million will be made by Diodes-Taiwan to the Company in 1999. The decision was made, in part, because the changes in Taiwan income tax policies made it less favorable to accumulate earnings at Diodes-Taiwan and, in part, to allow the Company to redirect its financial resources from Diodes-Taiwan to its expansion of the Diodes-China joint venture. Accordingly, deferred income tax liabilities amounting to $512,000 have been recorded. Income tax rates vary among the U.S., Taiwan, and China, therefore, income tax expense may fluctuate depending upon the separate profitability of the three business segments. Tax rates vary from 0% at Diodes-China for the next three years, to rates between 25-35% at Diodes-Taiwan, to 41% in the U.S.

                For 1998, the Company generated net income of $2,673,000 (or $0.53 basic earnings per share, $0.50 diluted earnings per share), as compared to $5,125,000 (or $1.03 basic earnings per share, $0.93 diluted earnings per share) for 1997. This 47.8% decrease is due primarily to the 8.3% sales decrease at gross profit margins of 24.8% compared to gross profit margins of 27.9% in 1997, as well as to the tax effect of the Diodes-Taiwan earnings distribution.


1997 COMPARED TO 1996

                The increase in net sales in 1997 compared to 1996 of $9,680,000, or approximately 17.3%, was due primarily to an increase in customer demand primarily in Asian markets resulting in an increase in the number of units shipped. Throughout most of 1996, the industry experienced a substantial decrease in demand, combined with excess inventory among the Company's customers, which negatively affected the Company's net sales and gross profit margins in 1996. The Company's business in 1997 was not materially affected by the widespread weakness in Asian currencies.

                Gross profit in 1997 increased $3,501,000, or approximately 23.6%, compared to 1996, primarily due to the 17.3% increase in net sales, as well as from an increase of approximately $600,000 in gross profit contribution from the Diodes-China joint venture. Gross profit margin increased to 27.9% in 1997 compared to 26.5% in 1996.

                The Company's SG&A for the year ended 1997 increased $751,000, or approximately 7.2%, compared to 1996, primarily due to sales commissions on the $9,680,000 increase in sales, as well as to additional customer application engineers and quality assurance personnel at its U.S. headquarters, providing customers and vendors improved service. Fourth quarter 1996 results include a one-time charge of $660,000 for pre-operating costs associated with Diodes-China. These costs had been capitalized during start-up phases through the joint venture's first six months of operations, and were fully amortized upon commencement of full-scale operations in the fourth quarter. SG&A for 1997, as a percentage of net sales, decreased to 16.9% from 18.5% for 1996, primarily due to the 17.3% increase in net sales.

                For 1997, net interest expense decreased $289,000, or approximately 82.3%, compared to 1996, primarily due to debt reduction as well as interest earned on higher cash balances. The Company's interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in the Diodes-China manufacturing facility and (ii) the $3.0 million (including accrued interest) advanced to FabTech. Interest income is primarily the interest charged to FabTech, a related party, under the Company's loan agreement, as well as earnings on its cash balances.

                In 1997, the Diodes-China joint venture contributed to the Company's profitability and, therefore, the $15,000 minority interest in joint venture represents the minority investor's 5% share of the joint ventures profit. During the fourth quarter of 1997, through an arrangement in accordance with the original joint venture agreement, the Company increased its controlling interest in Diodes-China from 70% to 95% through the purchase of an additional 25% from the minority investor.

                Commissions and other income increased $332,000, or approximately 112.5%, from 1996 to 1997. This increase was primarily due to an increase in currency exchange gains at Diodes-Taiwan of $280,000, as well as to an increase in sales commissions of $153,000 or approximately 66.1%, earned by Diodes-Taiwan on drop shipments in the Far East.

                The Company's overall effective federal, state, and foreign tax rate decreased to 33.9% in 1997 from 36.1% in 1996. Due to tax rates that vary from 0% at Diodes-China for the next three years to rates between 25% and 41% between the Far East and the U.S., effective tax rates may fluctuate greatly, depending upon the profit contribution of the Company's U.S. and Far East operations.

                For 1997, the Company generated net income of $5,125,000 (or $1.03 basic earnings per share, $0.93 diluted earnings per share), as compared to $2,965,000 (or $0.60 basic earnings per share, $0.55 diluted earnings per share) for 1996. This 72.8% increase is due primarily to the 17.3% sales increase at gross profit margins of 27.9% compared to gross profit margins of 26.5% in 1996.


FINANCIAL CONDITION

        LIQUIDITY AND CAPITAL RESOURCES

                Cash provided by operating activities in 1998 was $5.5 million compared to $4.0 million in 1997 and $3.6 million in 1996. The primary sources of cash flows from operating activities in 1998 were net income of $2.7 million and a decrease in accounts receivable of $1.8 million. The primary use of cash flows from operating activities in 1998 was a decrease in accounts payable of $1.3 million. In 1997, the primary sources of cash flows from operating activities were net income of $5.1 million and an increase in accounts payable of $966,000, while the primary use was a $3.0 million increase in accounts receivable. In 1996, the primary sources of cash flows from operating activities were net income of $3.0 million and a decrease in inventories of $3.0 million, while the primary use was a $1.5 million decrease in accounts payable.

                Due to the slowdown in the semiconductor industry, the Company is directing its efforts into reducing inventory levels, while still providing the service and delivery that customers demand. The Company continues to closely monitor its credit policy while, at times, providing more flexible terms, primarily to its Asian customers, when necessary. The ratio of the Company's current assets to current liabilities on December 31, 1998 was 2.6 to 1, compared to a ratio of 2.8 to 1 and 3.2 to 1 as of December 31, 1997 and 1996, respectively.

                Cash used by investing activities was $9.4 million in 1998, compared to $3.5 million in 1997 and $3.3 million in 1996. The primary investment in 1998 was for additional manufacturing equipment at the Diodes-China manufacturing facility.

                Cash provided by financing activities was $3.9 million in 1998, compared to $77,000 in 1997 and $1.0 million in 1996. In March 1998, the Company amended an August 1996 loan agreement whereby the Company obtained a $23.1 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million and term commitment notes providing up to $14 million for plant expansion, advances to vendors, and letters of credit for Diodes-China. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of December 31, 1998. The working capital line of credit expires June 30, 2000 and contains a sublimit of $3.0 million for issuance of commercial and stand-by letters of credit. During 1998, average and maximum borrowings outstanding on the line of credit were $920,000 and $4,098,000, respectively. As of December 31, 1998, approximately $8.0 million is outstanding under the term note commitment, and the weighted average interest rate on outstanding borrowings was approximately 8.0%.

                The Company uses its credit facility primarily to fund the advances to Diodes-China and FabTech as well as to support its operations. At December 31, 1998, amounts due from FabTech, including accrued interest, are approximately $3.0 million, and the entire amount is due February 2001. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements.

                In July 1998, the Company replaced two previously filed guarantees to Shanghai Kaihong Electronics Co., Ltd. and the minority investor of the Diodes-China joint venture for $1.0 million and $850,000, respectively, as well as a $1.0 million letter of credit, with a $3.0 million guarantee. The Company reserves the right, at any time or from time to time, on one month's prior written notice to the bank, to reduce the maximum amount guaranteed hereunder or to terminate this guaranty; provided, however, that the Company shall in any event remain liable as guarantor for all obligations of the borrower outstanding at the effective date of any such notice to the bank.

                Total working capital decreased approximately 11.0% to $16.6 million as of December 31, 1998, from $18.7 million as of December 31, 1997. The Company believes that such working capital position will be sufficient for growth opportunities.

                The Company's debt to equity ratio increased to 0.63 at December 31, 1998, from 0.56 at December 31, 1997. It is anticipated that this ratio may increase as the Company continues to use its credit facilities to fund additional sourcing opportunities.

                As of December 31, 1998, the Company has no material plans or commitments for capital expenditures other than as previously announced in connection with the expansion at Diodes-China. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share.

                Inflation did not have a material effect on net sales or net income in fiscal years 1998, 1997 or 1996.


ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Not Applicable.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for the Company's Consolidated Financial Statements and the notes and schedules thereto filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                Not Applicable.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                Information regarding the Company's directors and executive officers will be set forth under the caption "Proposal One - Election of Directors" in the Company's proxy statement for use in connection with its Annual Meeting of Stockholders scheduled to be held on June 4, 1999 (the "1999 Proxy Statement") and is incorporated herein by reference. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year.


        COMPLIANCE WITH REPORTING REQUIREMENTS OF SECTION 16(A)

                Information regarding compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's 1999 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

                Information regarding remuneration of the Company's directors and officers will be set forth under the captions "Proposal One Election of Directors" and "Executive Compensation and Related Information" in the Company's 1999 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                Information regarding security ownership of certain beneficial owners and management will be set forth under the captions "General Information" and "Proposal One - Election of Directors" in the Company's 1999 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Information regarding certain relationships and related transactions will be set forth under the caption "Executive Compensation and Related Information - Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement to be filed within 120 days after the end of the Company's fiscal year and is incorporated herein by reference.


                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)     FINANCIAL STATEMENTS AND SCHEDULES

                (1)     Financial statements:                                                                           Page

                           Independent Auditors' Report                                                                  17

                           Consolidated Balance Sheet at December 31, 1998 and 1997                                   18 to 19

                           Consolidated Statement of Income for the Years Ended December 31, 1998, 1997, and 1996        20

                           Consolidated Statement of Stockholders' Equity for the Years Ended December 31,
                           1998, 1997, 1996                                                                              21

                           Consolidated Statement of Cash Flows for the Years Ended December 31, 1998, 1997,
                           and 1996                                                                                      22

                           Notes to Consolidated Financial Statements                                                 23 to 35

                (2)     Schedules:

                           Report of Independent Accountants on Financial Statements and Schedules                       36

                           Schedule II -- Valuation and Qualifying Account                                               37

        (c)     REPORTS ON FORM 8-K

                           None.

        (b)     EXHIBITS

                           See the Index to Exhibits at page 40 of this Annual Report on Form 10-K for exhibits filed or incorporated by reference.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries


We have audited the accompanying consolidated balance sheet of Diodes Incorporated and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.


MOSS ADAMS LLP
/s/ Moss Adams LLP
Los Angeles, California
January 15, 1999

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                  1997             1998
----------------------------------------------------------------------
ASSETS

 CURRENT ASSETS
   Cash                                   $ 2,325,000      $ 2,415,000
   Accounts receivable
     Customers                             10,342,000        9,107,000
     Related party                            213,000          125,000
     Other                                    916,000          496,000
                                          -----------      -----------
                                           11,471,000        9,728,000
     Allowance for doubtful accounts           74,000          110,000
                                          -----------      -----------
                                           11,397,000        9,618,000

 Inventories                               13,525,000       13,777,000
 Deferred income taxes                      1,096,000        1,098,000
 Prepaid expenses and other                   806,000          448,000
                                          -----------      -----------

            Total current assets           29,149,000       27,356,000

 PROPERTY, PLANT AND EQUIPMENT, net         5,165,000       13,750,000

 ADVANCES TO RELATED PARTY VENDOR           2,821,000        3,024,000

 OTHER ASSETS                               1,219,000        1,259,000
                                          -----------      -----------

            Total assets                  $38,354,000      $45,389,000
                                          ===========      ===========

The accompanying notes are an integral part of these financial statements

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                                               1997             1998
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Due to bank                                                          $ 1,000,000      $   812,000
   Accounts payable
     Trade                                                                4,567,000        2,991,000
     Related party                                                          952,000        1,213,000
   Accrued liabilities                                                    1,988,000        3,421,000
   Income taxes payable                                                     912,000          169,000
   Current portion of long-term debt                                      1,031,000        2,111,000
                                                                        -----------      -----------
            Total current liabilities                                    10,450,000       10,717,000

 DEFERRED COMPENSATION                                                           --           56,000

 DEFERRED INCOME TAXES                                                           --          521,000

 LONG-TERM DEBT, net of current portion                                   3,226,000        5,991,000

 MINORITY INTEREST IN JOINT VENTURE                                         225,000          644,000

 STOCKHOLDERS' EQUITY
     Class A convertible preferred stock -
         par value $1 per share; 1,000,000
         shares authorized; no shares issued                                     --               --
     Common stock - par value $.66 2/3 per share;
         9,000,000 shares authorized; 5,764,352 shares in 1998 and
         5,701,019 shares in 1997 issued and outstanding                  3,801,000        3,843,000
     Additional paid-in capital                                           5,813,000        6,105,000
     Retained earnings                                                   16,621,000       19,294,000
                                                                        -----------      -----------
                                                                         26,235,000       29,242,000
     Less: Treasury stock - 717,115 shares of
         common stock, at cost                                            1,782,000        1,782,000
                                                                        -----------      -----------

                                                                         24,453,000       27,460,000
                                                                        -----------      -----------

            Total liabilities and stockholders' equity                  $38,354,000      $45,389,000
                                                                        ===========      ===========


The accompanying notes are an integral part of these financial statements

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME



YEARS ENDED DECEMBER 31,                   1996            1997            1998
-----------------------------------------------------------------------------------
NET SALES                               $56,019,000     $65,699,000     $60,261,000

COST OF GOODS SOLD                       41,177,000      47,356,000      45,317,000
                                        -----------     -----------     -----------
     Gross profit                        14,842,000      18,343,000      14,944,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                10,386,000      11,137,000      11,016,000

     Income from operations               4,456,000       7,206,000       3,928,000

OTHER INCOME (EXPENSES)
  Interest income                           187,000         343,000         304,000
  Interest expense                         (538,000)       (405,000)       (585,000)
  Minority interest in earnings
   of joint venture                         238,000         (15,000)        (14,000)
  Commissions and other                     295,000         627,000         551,000
                                        -----------     -----------     -----------
     Income before income taxes           4,638,000       7,756,000       4,184,000

INCOME TAX PROVISION                     (1,673,000)     (2,631,000)     (1,511,000)

NET INCOME                              $ 2,965,000     $ 5,125,000     $ 2,673,000
                                        ===========     ===========     ===========

EARNINGS PER SHARE

     Basic                              $      0.60     $      1.03     $      0.53
                                        ===========     ===========     ===========

     Diluted                            $      0.55     $      0.93     $      0.50
                                        ===========     ===========     ===========

Number of shares used in computation

     Basic                              $ 4,958,658     $ 4,970,705     $ 5,029,064
                                        ===========     ===========     ===========

     Diluted                              5,362,027       5,481,680       5,370,952
                                        ===========     ===========     ===========



The accompanying notes are an integral part of these financial statements

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
--------------------------------------------------------------------------------

                                               Common stock
                                                 Shares in                      Additional       Retained       Common stock
                                  Shares         Treasury         Amount      paid-in capital    earnings        in treasury
                               ------------    ------------    ------------   ---------------  ------------     ------------

BALANCE,
   December 31, 1995              5,675,619         717,115    $  3,784,000    $  5,768,000    $  8,729,000     $  1,782,000

 Exercise of stock options              175              --              --              --              --               --

 Net income for the year
   ended December 31, 1996               --              --              --              --       2,965,000               --
                               ------------    ------------    ------------    ------------    ------------     ------------

BALANCE,
   December 31, 1996              5,675,794         717,115       3,784,000       5,768,000      11,694,000        1,782,000

 Increase in ownership of
   Subsidiary Joint Venture              --              --              --              --        (198,000)              --

 Exercise of stock options           25,225              --          17,000          45,000              --               --

 Net income for the year
   ended December 31, 1997               --              --              --              --       5,125,000               --
                               ------------    ------------    ------------    ------------    ------------     ------------

BALANCE,
 December 31, 1997                5,701,019         717,115       3,801,000       5,813,000      16,621,000        1,782,000

 Exercise of stock options
  including $78,000 income
  tax benefit                        63,333              --          42,000         292,000              --               --

 Net income for the year
   ended December 31, 1998               --              --              --              --       2,673,000               --
                               ------------    ------------    ------------    ------------    ------------     ------------

BALANCE,
 December 31, 1998                5,764,352         717,115    $  3,843,000    $  6,105,000    $ 19,294,000     $  1,782,000
                               ============    ============    ============    ============    ============     ============


The accompanying notes are an integral part of these financial statements

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS


YEARS ENDED DECEMBER 31,                                        1996            1997             1998
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $ 2,965,000      $ 5,125,000     $ 2,673,000
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
    Depreciation and amortization                               656,000        1,004,000       1,168,000
    Minority interest earnings                                 (238,000)          15,000          14,000
    Loss (gain) on sale of property, plant and equipment        (41,000)          (3,000)         53,000
    Interest income accrued on advances to vendor              (131,000)        (190,000)       (203,000)
    Changes in operating assets and liabilities
      Accounts receivable                                      (332,000)      (3,021,000)       1,779,000
      Inventories                                             3,027,000         (257,000)        (252,000)
      Prepaid expenses and other assets                         (18,000)        (572,000)         278,000
      Deferred income taxes                                    (533,000)         330,000          519,000
      Accounts payable                                       (1,522,000)         966,000       (1,315,000)
      Accrued liabilities                                       148,000         (114,000)       1,480,000
      Income taxes payable                                     (414,000)         689,000         (665,000)
                                                            -----------      -----------      -----------
        Net cash provided by operating activities             3,567,000        3,972,000        5,529,000
                                                            -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture and advances to vendors          (2,631,000)      (2,050,000)              --
Minority interest of joint venture investment                 1,200,000               --          405,000
Purchases of property, plant and equipment                   (1,848,000)      (1,495,000)      (9,793,000)
Proceeds from sales of property, plant and equipment             10,000            1,000           27,000
                                                            -----------      -----------      -----------
        Net cash used by investing activities                (3,269,000)      (3,544,000)      (9,361,000)
                                                            -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) on line of credit, net                 (3,916,000)       1,000,000         (188,000)
Net proceeds from the issuance of capital stock                      --           62,000          256,000
Proceeds from long term debt                                  5,000,000               --       10,388,000
Repayments of long-term debt                                    (40,000)        (985,000)      (6,534,000)
                                                            -----------      -----------      -----------
        Net cash provided by financing activities             1,044,000           77,000        3,922,000
                                                            -----------      -----------      -----------

INCREASE IN CASH                                              1,342,000          505,000           90,000

CASH, beginning of year                                         478,000        1,820,000        2,325,000
                                                            -----------      -----------      -----------
CASH, end of year                                           $ 1,820,000      $ 2,325,000      $ 2,415,000
                                                            ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                  $   575,000      $   405,000      $   584,000
                                                            ===========      ===========      ===========
  Income taxes                                              $ 2,597,000      $ 1,908,000      $ 1,658,000
                                                            ===========      ===========      ===========
Non-Cash Financing Activity:
  Tax benefit related to exercise of stock options
    credited to paid-in capital                             $        --      $        --      $    78,000
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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF OPERATIONS - Diodes Incorporated and its subsidiaries manufacture and distribute discrete semiconductor devices to manufacturers in the automotive, electronics, computing and telecommunications industries. The Company's products include small signal transistors and MOSFETs, transient voltage suppressers (TVSs), zeners, schottkys, diodes, rectifiers and bridges. The products are sold primarily throughout North America and Asia.

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, DII Taiwan Corporation, Ltd. and its majority owned subsidiary Shanghai KaiHong Electronics Co., Ltd. (both foreign subsidiaries, Notes 10 and 11). All significant intercompany balances and transactions have been eliminated.

        REVENUE RECOGNITION - Revenue is recognized when the product is shipped.

        INVENTORIES - Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out basis.

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

        The Company and its subsidiaries maintain cash balances at major financial institutions in the United States, Taiwan, and China. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts at each institution in Taiwan are insured by the Central Deposit Insurance Company up to NT$1,000,000 (approximately US$30,000 as of December 31, 1998).

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        FOREIGN OPERATIONS (CONTINUED) - Monetary assets and liabilities denominated in foreign currencies are translated at the year-end exchange rate. Non-monetary assets and liabilities are converted at historical rates. Income and expense accounts are translated using an average exchange rate for the year, except that cost of goods sold and depreciation expense are remeasured using historical rates. Included in net income are net monetary exchange and translation gains of approximately $21,000, $300,000 and $133,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

        EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury.

        The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 128 Earnings Per Share (SFAS No. 128) effective for years ending after December 15, 1997. Earnings per share in the accompanying financial statements are calculated in accordance with SFAS No.
128. Earnings per share for 1996 and 1997, including 1997 unaudited quarterly data in Note 14, have been restated to reflect earnings per share calculated in accordance with SFAS No. 128. SFAS No. 128 requires basic earnings per share be calculated based on weighted average shares outstanding for the period without giving effect to outstanding common stock equivalents while diluted earnings per share considers the effect of common stock equivalents on weighted average shares outstanding.

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        NEW ACCOUNTING PRONOUNCEMENTS - During 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 132 ("Disclosures about Pensions and other Postretirement Benefits"), No. 133 ("Accounting for Derivative Instruments and Hedging Activities") and No. 134 ("Accounting for Mortgage-Backed Securities") which are effective for years after 1998. Management believes these pronouncements will not have a material effect on the Company's financial statements or disclosures.

NOTE 2 - INVENTORIES

                                1997           1998
                            -----------    -----------
        Finished goods      $11,920,000    $12,968,000
        Work-in-progress        370,000        259,000
        Raw materials         1,235,000        550,000
                            -----------    -----------
                            $13,525,000    $13,777,000
                            ===========    ===========


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT


                                              1997             1998
                                         ------------     ------------
        Building                         $    893,000     $  1,238,000
        Leasehold improvements                198,000          224,000
        Machinery and equipment             6,393,000       15,289,000
                                         ------------     ------------
                                            7,484,000       16,751,000
        Less accumulated depreciation
           and amortization                (2,642,000)      (3,324,000)
                                         ------------     ------------
                                            4,842,000       13,427,000
        Land                                  323,000          323,000
                                         ------------     ------------
                                         $  5,165,000     $ 13,750,000
                                         ============     ============

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - BANK CREDIT AGREEMENT AND LONG-TERM DEBT

        The Company has a $23.1 million credit agreement with a major bank providing a working capital line of credit up to $9 million, term commitment notes providing up to $10 million for plant expansion and advances to vendors, and letters of credit of $4.1 million for KaiHong operations. Interest on outstanding borrowings under the complete credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions which, among other matters requires the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance with the covenants as of December 31, 1998.

          The working capital line of credit expires June 30, 2000. The line contains a sublimit of $3 million for issuance of commercial and stand-by letters of credit. During 1998, average and maximum borrowings outstanding on the line of credit were $920,000 and $4,098,000, respectively. The weighted average interest rate on outstanding borrowings was 8% for the year ended December 31, 1998.

Long-term debt as of December 31 is comprised of the following:


                                                        1997              1998
                                                     ----------        ----------
        Loan payable to bank secured by
        buildings and land, monthly principal
        payments of NT$84,000
        (approximately $3,000 U.S.) plus
        interest at 7% per annum through
        November 2003                                $  174,000        $  144,000

        substantially all assets, due in
        aggregate monthly principal
        payments of $173,000 plus interest at
        LIBOR plus 1.1% through December
        31, 2003                                      4,083,000         7,958,000
                                                     ----------        ----------

                                                      4,257,000         8,102,000
        Current portion                               1,031,000         2,111,000
                                                     ----------        ----------

                                                     $3,226,000        $5,991,000
                                                     ==========        ==========

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - BANK CREDIT AGREEMENT AND LONG-TERM DEBT (Continued)

          The aggregate maturities of long-term debt for future years ending December 31 are:


        1999                  $2,111,000
        2000                   2,111,000
        2001                   2,111,000
        2002                   1,194,000
        2003                     575,000
                              ----------
                              $8,102,000
                              ==========

NOTE 5 - ACCRUED LIABILITIES

                                                               1997             1998
                                                            ----------       ----------
        Employee compensation and payroll taxes             $  894,000       $  780,000
        Sales commissions                                      303,000          313,000
        Refunds to product distributors                              -          424,000
        Other                                                  791,000        1,904,000
                                                            ----------       ----------
                                                            $1,988,000       $3,421,000
                                                            ==========       ==========

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

NOTE 7 - INCOME TAXES

        The components of the income tax provisions are as follows:


                                                    1996                1997                1998
                                                -----------         -----------         -----------
        Current tax provision (benefit)
            Federal                             $   982,000         $ 1,268,000         $   (82,000)
            Foreign                                 678,000           1,252,000           1,089,000
            State                                   322,000             330,000             (15,000)
                                                -----------         -----------         -----------
                                                  1,982,000           2,850,000             992,000
        Deferred tax provision (benefit)           (309,000)           (219,000)            519,000
                                                -----------         -----------         -----------
                                                $ 1,673,000         $ 2,631,000         $ 1,511,000
                                                ===========         ===========         ===========

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES (CONTINUED)

        A reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                             1996                              1997                              1998
                                -----------------------------     -----------------------------     -----------------------------
                                                     Percent                           Percent                           Percent
                                                    of pretax                         of pretax                         of pretax
                                   Amount           earnings         Amount           earnings         Amount           earnings
                                -----------         ---------     -----------         ---------     -----------         ---------
Federal tax at 34%              $ 1,577,000             34.0%     $ 2,637,000             34.0%     $ 1,422,000             34.0%
State franchise tax,
  net of federal benefit            284,000              6.1          453,000              5.8          242,000              5.8
Foreign income taxed at
  lower rates                      (257,000)            (5.5)        (428,000)            (5.5)        (145,000)            (3.5)
Other                                69,000              1.5          (31,000)             (.4)          (8,000)             (.2)
                                -----------         --------      -----------         --------      -----------         --------
  Income tax provision          $ 1,673,000             36.1%     $ 2,631,000             33.9%     $ 1,511,000             36.1%
                                ===========         ========      ===========         ========      ===========         ========

        At December 31, 1998 and 1997, the Company's deferred tax assets and liabilities are comprised of the following items:

                                                               1997             1998
                                                            ----------       ----------
        DEFERRED TAX ASSETS
          Inventory cost                                    $  692,000         $769,000
          Accrued expenses and accounts receivable             225,000           83,000
          State income taxes and other                         179,000          246,000
                                                            ----------       ----------
                                                            $1,096,000       $1,098,000
                                                            ==========       ==========
        DEFERRED TAX LIABILITIES
          Undistributed foreign earnings                    $        -       $  521,000
                                                            ==========       ==========

        Under Federal tax law, foreign earnings are taxed when funds are distributed by foreign subsidiaries to the parent Company. A temporary difference between financial and tax reporting exists for profits earned at the foreign subsidiary level not distributed to the parent. A deferred tax liability of $521,000 is reflected in the balance sheet for a dividend of approximately $4.5 million expected to be issued from the Taiwanese subsidiary to the parent Company in 1999. The Company has not established a deferred tax liability for the remaining undistributed earnings of this subsidiary of approximately $5 million since the Company views this amount as a permanent investment and has no current plans, intentions or obligation to distribute all or part of that amount from Taiwan to the United States.

        The R.O.C. taxing authorities assessed the Company's Taiwanese subsidiary approximately $370,000 in 1997 related to an examination of tax returns through 1995. This assessment pertained specifically to a tax on excessive accumulated earnings through 1995. The earnings accumulated in 1996 through 1998 in excess of amounts distributed to the parent company may be subjected to tax assessments should the subsidiary's accumulated earnings in relation to permanent capital, at the time of the examination, fail to comply with the statutory level required by the taxing authorities in the R.O.C.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - STOCK OPTION PLANS

        The Company has stock option plans for directors, officers, and employees, which provide for nonqualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for the incentive options) at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option. At December 31, 1998, options for 769,512 shares were vested and exercisable and 1,369,951 shares were available for future grants under the plans.


                                                        Outstanding Options
                                          -------------------------------------------------
                                                                     Price Per Share
                                                             ------------------------------
                                                                                  Weighted
                                             Number             Range             Average
                                          -----------        -----------        -----------
        Balance, December 31, 1995            431,567         .875-11.25               3.84
        Granted                               605,000               6.00               6.00
        Exercised                                (175)              2.63               2.63
        Canceled                              (10,000)              6.00               6.00
                                          -----------        -----------        -----------
        Balance, December 31, 1996          1,026,392         .875-11.25               5.09
        Exercised                             (25,225)         1.88-6.00               2.43
        Canceled                              (10,000)              6.00               6.00
                                          -----------        -----------        -----------
        Balance, December 31, 1997            991,167         .875-11.25               5.15
        Granted                               400,000         5.00-10.00               7.51
        Exercised                             (63,333)         1.88-6.00               4.05
        Canceled                              (46,667)              6.00               6.00
                                          -----------        -----------        -----------
        Balance, December 31, 1998          1,281,167        $.875-11.25        $      5.15
                                          ===========        ===========        ===========


        The Company also has an incentive bonus plan which reserves shares of stock for issuance to key employees. As of December 31, 1998, 124,000 shares remain available for issuance under this plan.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - STOCK OPTION PLANS (Continued)

        Had compensation cost for the Company's 1996, 1997 and 1998 options granted been determined consistent with SFAS 123, the Company's net income and diluted earnings per share would approximate the proforma amounts below:


                                             As Reported    Pro Forma
                                             -----------    ---------
        1996 Net income                      $2,965,000     $2,318,000
                                             ==========     ==========
          Diluted earnings per share         $      .55     $      .43
                                             ==========     ==========
        1997 Net income                      $5,125,000     $4,478,000
                                             ==========     ==========
          Diluted earnings per share         $      .93     $      .82
                                             ==========     ==========
        1998 Net income                      $2,673,000     $1,719,000
                                             ==========     ==========
          Diluted earnings per share         $      .50     $      .32
                                             ==========     ==========



NOTE 9 - MAJOR SUPPLIERS

        The Company purchases a significant amount of its inventory from two suppliers, one of which is a related party (Note 10). During 1996, 1997, and 1998, purchases from these suppliers amounted to approximately 59%, 49%, and 43%, respectively, of total inventory purchases including 28%, 32% and 25%, respectively, from the related party. There are a limited number of suppliers for these materials.

NOTE 10 - RELATED PARTY TRANSACTIONS

        LITE-ON POWER SEMICONDUCTOR CORPORATION - In July 1997, Vishay Intertechnology, Inc. ("Vishay") and the Lite-On Group, a Taiwanese consortium, formed a joint venture - Vishay/Lite-On Power Semiconductor Pte., LTD. ("Vishay/LPSC") - to acquire Lite-On Power Semiconductor Corp. ("LPSC"), the Company's 41% shareholder and a member of the Lite-On Group of the Republic of China. The Vishay/LPSC joint venture includes the worldwide discrete power semiconductor business of LPSC and the Asian passive component business of Vishay. Vishay holds a 65% controlling interest in the joint venture, and the Lite-On Group holds the remaining 35%. The Company's subsidiaries buy product from and sell product to Vishay LPSC. Transactions with Vishay/LPSC and LPSC for the years ended December 31 and outstanding balances as of December 31 are as follows:

                                       1996               1997               1998
                                   -----------        -----------        -----------
        NET SALES                  $ 1,895,000        $ 2,224,000        $   905,000
                                   ===========        ===========        ===========
        PURCHASES                  $10,403,000        $15,630,000        $12,320,000
                                   ===========        ===========        ===========
        ACCOUNTS RECEIVABLE        $   376,000        $   213,000        $   126,000
                                   ===========        ===========        ===========
        ACCOUNTS PAYABLE           $ 2,250,000        $   952,000        $   902,000
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

        KaiHong purchases some of its inventory from two companies owned by the 5% minority interest holder of Shanghai KaiHong Electronics, Co. Ltd. As of December 31, 1998 approximately $346,000 was payable to the minority interest holder and these two suppliers.

        FABTECH INCORPORATED - Under a compensation-trade agreement the Company has advanced $2.5 million in cash and equipment to a related party vendor, FabTech Incorporated, a wholly owned subsidiary of LPSC. Interest accrues monthly at the Company's borrowing rate with total accrued interest of $524,000 as of December 31, 1998. Amounts advanced, including interest, are payable beginning February 1999 through February 2001 when any outstanding balances become due on demand. The compensation-trade agreement allows the Company to recover interest and principal due by deducting a fixed amount per unit for product purchased from the vendor.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - SEGMENT INFORMATION

        Information about the Company's operations in the United States, Taiwan, and China are presented below. Items transferred among the Company and its subsidiaries are transferred at prices to recover costs plus an appropriate mark up for profit. Inter-company revenues, profits and assets have been eliminated to arrive at the consolidated amounts.

        The Company adopted Statement of Financial Accounting Standard No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, in 1998. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company chief decision-making group consists of the President, Chief Financial Officer and Vice President of Far East Operations. The operating segments are managed separately because each operating segment represents a strategic business unit whose function and purpose differs from the other segments.

        The Company's reportable operating segments include Diodes Incorporated, located in the United States; DII Taiwan Corporation, Ltd., located in Taiwan, and Shanghai KaiHong Electronics Co., Ltd. located in China. Diodes Incorporated markets discrete semiconductor devices to manufacturers in North America. DII Taiwan Corporation, Ltd. manufactures discrete semiconductor devices and markets and sells discrete semiconductor devices throughout Asia and to Diodes Incorporated. Shanghai KaiHong Electronics Co., Ltd. manufacturers discrete semiconductor devices primarily for sale to Diodes Incorporated.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand-alone operating segment income. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                        Shangai
                                        KaiHong            DII Taiwan             Diodes
                                     Electronics           Corporation         Incorporated         Consolidated
                                        (China)           Ltd. (Taiwan)      (United States)          Segments
                                     ------------         -------------      ---------------        ------------
            1998
------------------------------
Total sales                          $  3,773,000         $ 27,029,000         $ 45,600,000         $ 76,402,000
Intersegment sales                     (3,493,000)         (10,423,000)          (2,225,000)         (16,141,000)
                                     ------------         ------------         ------------         ------------
    Net sales                        $    280,000         $ 16,606,000         $ 43,375,000         $ 60,261,000
                                     ============         ============         ============         ============

Depreciation and amortization        $    799,000         $     50,000         $    319,000         $  1,168,000
Interest expense                     $     62,000         $     11,000         $    512,000         $    585,000
Income tax provision                 $         --         $    912,000         $    599,000         $  1,511,000
Net income (loss)                    $    273,000         $  2,786,000         $   (386,000)        $  2,673,000
Segment assets                       $ 13,880,000         $ 10,315,000         $ 21,194,000         $ 45,389,000
Expenditures for property            $  9,647,000         $     11,000         $    135,000         $  9,793,000

            1997
-----------------------------
Total sales                          $  5,129,000         $ 28,804,000         $ 50,493,000         $ 84,426,000
Intersegment sales                     (4,850,000)         (12,715,000)          (1,162,000)         (18,727,000)
                                     ------------         ------------         ------------         ------------
    Net sales                        $    279,000         $ 16,089,000         $ 49,331,000         $ 65,699,000
                                     ============         ============         ============         ============

Depreciation and amortization        $    589,000         $     64,000         $    351,000         $  1,004,000
Interest expense                     $     66,000         $     18,000         $    321,000         $    405,000
Income tax provision                 $         --         $  1,252,000         $  1,379,000         $  2,631,000
Net income (loss)                    $    290,000         $  2,659,000         $  2,176,000         $  5,125,000
Segment assets                       $  6,925,000         $  7,157,000         $ 24,272,000         $ 38,354,000
Expenditures for property            $  1,117,000         $     18,000         $    360,000         $  1,495,000
                                     ------------         ------------         ------------         ------------

            1996
-----------------------------
Total sales                          $  1,502,000         $ 19,961,000         $ 48,876,000         $ 70,339,000
Intersegment sales                     (1,502,000)         (11,863,000)            (955,000)         (14,320,000)
    Net sales                        $         --         $  8,098,000         $ 47,921,000         $ 56,019,000
                                     ============         ============         ============         ============

Depreciation and amortization        $    311,000         $     63,000         $    282,000         $    656,000
Interest expense                     $     17,000         $     18,000         $    503,000         $    538,000
Income tax provision                 $         --         $    655,000         $  1,018,000         $  1,673,000
Net income (loss)                    $   (555,000)        $  1,785,000         $  1,735,000         $  2,965,000
Segment assets                       $  3,998,000         $  4,625,000         $ 23,923,000         $ 32,546,000
Expenditures for property            $  1,504,000         $    139,000         $    205,000         $  1,848,000

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12 - COMMITMENTS

        The Company leases its main office and warehouse under an operating lease agreement which expires in December 2001 . The Company may at its option, extend the lease for a five year term upon termination. Rent expense amounted to approximately $148,000, $162,000, and $269,000, for the years ended December 31, 1996, 1997 and 1998, respectively.

        Future minimum lease payments under non-cancelable operating leases for years ending December 31 are:

                1999                                 $ 323,000
                2000                                   307,000
                2001                                   259,000
                                                     ---------
                                                     $ 889,000
                                                     =========

NOTE 13 - EMPLOYEE BENEFIT PLAN

        The Company maintains a 401(k) profit sharing plan (the Plan) for the benefit of qualified employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 6% of the employees' eligible payroll. The Company makes a contribution of $1 for every $2 contributed by the participant. In addition, the Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 1996, 1997, and 1998, the Company contributed approximately $120,000, $110,000, and $161,000, respectively, to the Plan.


NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   Quarter Ended
                                        --------------------------------------------------------------------
                                          March 31           June 30            Sept. 30           Dec. 31
                                        -----------        -----------        -----------        -----------
FISCAL 1998
      Net Sales                         $16,804,000        $14,333,000        $14,646,000        $14,478,000
      Gross profit                        4,392,000          3,606,000          3,614,000          3,332,000
      Net Income                          1,186,000            521,000            554,000            412,000
      Basic earnings per share                  .24                .10                .11                .08
      Diluted earnings per share                .22                .10                .11                .08

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

                                                                  Quarter Ended
                                       --------------------------------------------------------------------
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

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries



Our audits of the consolidated financial statements of Diodes Incorporated and Subsidiaries referred to in our report dated January 15, 1999 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



MOSS ADAMS LLP
/s/ Moss Adams LLP
Los Angeles, California
January 15,1999

DIODES INCORPORATED

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------


          COL A                    COL B               COL C               COL D                     COL E
       -----------             ------------        ------------        ------------             -------------


                                                    Additions
                                Balance at          charged to
                               beginning of           costs &                                    Balance at
       Description                period             expenses           Deductions              end of period
                               ------------        ------------        ------------             -------------
Year ended December 31,
1996 - Allowance for
doubtful accounts              $    177,000        $     81,000        $     (5,000)            $    253,000
                               ============        ============        ============             ============


Year ended December 31,
1997 - Allowance for
doubtful accounts              $    253,000        $     76,000        $   (255,000)            $     74,000
                               ============        ============        ============             ============



Year ended December 31,
1998 - Allowance for
doubtful accounts              $     74,000        $     36,000        $         --             $    110,000
                               ============        ============        ============             ============

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        The Company has decided to take advantage of the new "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In that connection, this annual report of Form 10-K includes forward-looking statements concerning the Company. The forward-looking statements are made pursuant to the Reform Act.

        There are many factors that could cause the events in such forward looking statements to not occur, including but not limited to:

o general or specific economic conditions
o fluctuations in product demand
o introduction of new products
o Company's ability to maintain customer relationships
o technological advancements
o impact to competitive products and pricing
o change in growth in targeted markets
o risks of foreign operations
o ability and willingness of the Company's customers to purchase products provided by the Company
o perceived absolute or relative overall value of these products by the purchasers, including the features, quality, and price in comparison to other competitive products
o level of availability of products and substitutes and the ability and willingness of purchasers to acquire new or advanced products
o pricing, purchasing, financing, operational, advertising and promotional decisions by intermediaries in the distribution channels which could affect the supply of or end-user demands for the Company's products
o amount and rate of growth of the Company's selling, general and administrative expenses
o difficulties in obtaining materials, supplies and equipment
o difficulties or delays in the development, production, testing and marketing of products including, but not limited to;
o failure to ship new products and technologies when anticipated
o failure of customers to accept these products or technologies when planned
o defects in products
o any failure of economies to develop when planned
o acquisition of fixed assets and other assets, including inventories and receivables
o making or incurring of any expenditures
o effects of and changes in trade, monetary and fiscal policies, laws and regulations
o other activities of governments, agencies and similar organizations
o changes in social and economic conditions, such as trade restriction or prohibition, inflation and monetary fluctuation, import and other charges or taxes
o ability or inability of the Company to obtain or hedge against foreign currency
o foreign exchange rates and fluctuations in those rates
o intergovernmental disputes
o actions affecting frequency, use and availability
o spectrum authorizations and licensing
o costs and other effects of legal investigations, claims and changes in those items
o developments or assertions by or against the Company relating to intellectual property rights
o adaptations of new, or changes in, accounting policies and practices in the application of such policies and practices and the effects of changes within the Company's organization
o changes in compensation benefit plans
o activities of parties with which the Company has an agreement or understanding, including any issues affecting any investment or joint venture in which the Company has an investment
o amount, and the cost of financing which the Company has
o any changes to that financing
o any other information detailed from time to time in the Company's filings with the United States Securities and Exchange Commission.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)


/s/ Michael A. Rosenberg                                          March 26, 1999
--------------------------------------------
MICHAEL A. ROSENBERG
President & Chief Executive Officer
(Principal Executive Officer)


/s/ Carl Wertz                                                    March 26, 1999
--------------------------------------------
CARL WERTZ
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)




        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on March 26, 1999.


/s/ Raymond Soong                      /s/ Michael A. Rosenberg
-----------------------------------    -------------------------------------
RAYMOND SOONG                          MICHAEL A. ROSENBERG
Chairman of the Board of Directors     Director


/s/ Eugene R. Conahan                  /s/ Michael R. Giordano
-----------------------------------    -------------------------------------
EUGENE R. CONAHAN                      MICHAEL R. GIORDANO
Director                               Director


/s/ David Lin                          /s/ M.K. Lu
-----------------------------------    -------------------------------------
DAVID LIN                              M.K. LU
Director                               Director


/s/ Shing Mao                          /s/ Erich E. Schaedlich
-----------------------------------    -------------------------------------
SHING MAO                              ERICH E. SCHAEDLICH
Director                               Director


/s/ Leonard M. Silverman               /s/ William J. Spires
-----------------------------------    -------------------------------------
LEONARD M. SILVERMAN                   WILLIAM J. SPIRES
Director                               Director

                                INDEX TO EXHIBITS

                                                                                       Sequential
                                                                                      Page Number
                                                                                      -----------
NUMBER    DESCRIPTION
------    -----------
3.1       Certificate of Incorporation of Diodes Incorporated (the "Company")
          dated July 29, 1968 (1)
3.2       Amended By-laws of the Company dated August 14, 1987 (2)
10.1      Stock Purchase and Termination of Joint Shareholder Agreement (3)
10.2      1994 Credit Facility Agreement between the Company and Wells Fargo
          Bank, National Association (4)
10.3*     Company's 401(k) Plan - Adoption Agreement (5)
10.4*     Company's 401(k) Plan - Basic Plan Documentation #03 (5)
10.5*     Employment Agreement between the Company and Pedro Morillas (6)
10.6*     Company's Incentive Bonus Plan (7)
10.7*     Company's 1982 Incentive Stock Option Plan (7)
10.8*     Company's 1984 Non-Qualified Stock Option Plan (7)
10.9*     Company's 1993 Non-Qualified Stock Option Plan (7)
10.10*    Company's 1993 Incentive Stock Option Plan (5)
10.11     $6.0 Million Revolving Line of Credit Note (8)
10.12     Credit Agreement between Wells Fargo Bank and the Company dated
          November 1, 1995 (8)
10.13     KaiHong Compensation Trade Agreement for SOT-23 Product (9)
10.14     KaiHong Compensation Trade Agreement for MELF Product (10)
10.15     Lite-On Power Semiconductor Corporation Distributorship Agreement (11)
10.16     Loan Agreement between the Company and FabTech Incorporated (12)
10.17     KaiHong Joint Venture Agreement between the Company and Mrs. J.H. Xing
          (12)
10.18     Quality Assurance Consulting Agreement between LPSC and Shanghai
          KaiHong Electronics Company, Ltd. (13)
10.19     Loan Agreement between the Company and Union Bank of California, N.A.
          (13)
10.20     First Amendment to Loan Agreement between the Company and Union Bank of California, N.A. (14)
10.21     Guaranty Agreement between the Company and Shanghai KaiHong
          Electronics Co., Ltd. (14)
10.22     Guaranty Agreement between the Company and Xing International, Inc.
          (14)
10.23     Fifth Amendment to Loan Agreement (15)
10.24     Term Loan B Facility Note (15)
10.25     Bank Guaranty for Shanghai KaiHong Electronics Co., LTD (16)
10.26     Consulting Agreement between the Company and J.Y. Xing (17)
10.27     Software License Agreement between the Company and Intelic Software
          Solutions, Inc.
11        Statement regarding Computation of Per Share Earnings
21        Subsidiaries of the Registrant
23.1      Consent of Independent Public Accountants

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

(15) Previously filed with Company's Form 10-Q, filed with the Commission on May 11, 1998, which is hereby incorporated by reference.

(16) Previously filed with Company's Form 10-Q, filed with the Commission on August 11, 1998, which is hereby incorporated by reference.

(17) Previously filed with Company's Form 10-Q, filed with the Commission on November 11, 1998, which is hereby incorporated by reference.

* Constitute management contract, compensatory plans and arrangements which are required to be filed pursuant to Item 601 of Regulation S-K.