Form 10-Q
period 1999-03-31
DIODES INC /DEL/
filed 1999-05-17
CIK 29002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

                                       or

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
 (State or other jurisdiction of                           (I.R.S. Employee
 incorporation or organization)                          Identification Number)

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

The number of shares of the registrant's Common Stock, $0.66 2/3 par value, outstanding as of May 10, 1999 was 5,764,352 including 717,115 shares of treasury stock.


                   THIS REPORT INCLUDES A TOTAL OF 19 PAGES
                        THE EXHIBIT INDEX IS ON PAGE 17

                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL INFORMATION


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS

                                                      DECEMBER 31,      MARCH 31,
                                                         1998             1999
                                                      -----------      ------------
                                                                       (UNAUDITED)
CURRENT ASSETS
    Cash                                              $ 2,415,000      $ 3,288,000
    Accounts receivable
        Customers                                       9,107,000       11,459,000
        Related party                                     125,000           85,000
        Other                                             496,000          216,000
                                                      -----------      -----------
                                                        9,728,000       11,760,000
        Less allowance for doubtful receivables           110,000          124,000
                                                      -----------      -----------
                                                        9,618,000       11,636,000

    Inventories                                        13,777,000       12,033,000
    Deferred income taxes                               1,098,000        1,095,000
    Prepaid expenses and other                            448,000          837,000
    Prepaid income taxes                                       --          241,000
                                                      -----------      -----------

               Total current assets                    27,356,000       29,130,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization       13,750,000       13,512,000

ADVANCES TO RELATED PARTY VENDOR                        3,024,000        3,072,000

OTHER ASSETS                                            1,259,000        1,264,000
                                                      -----------      -----------

TOTAL ASSETS                                          $45,389,000      $46,978,000
                                                      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     DECEMBER 31,      MARCH 31,
                                                        1998             1999
                                                     -----------      ----------
                                                                      (UNAUDITED)
CURRENT LIABILITIES
    Due to bank                                      $   812,000      $   450,000
    Accounts payable
       Trade                                           2,991,000        3,608,000
       Related party                                   1,213,000        1,570,000
    Accrued liabilities                                3,421,000        3,158,000
    Income taxes payable                                 169,000               --
    Current portion of long-term debt                  2,111,000        2,111,000
                                                     -----------      -----------

               Total current liabilities              10,717,000       10,897,000

DEFERRED COMPENSATION                                     56,000           54,000

DEFERRED INCOME TAXES                                    521,000          521,000

LONG-TERM DEBT, net of current portion                 5,991,000        6,583,000

MINORITY INTEREST IN JOINT VENTURE                       644,000          773,000

STOCKHOLDERS' EQUITY
    Class A convertible preferred stock
        par value $1.00 per share; 1,000,000
        shares authorized; no shares issued
        and outstanding                                       --               --
    Common stock - par value $0.66 2/3 per
        share; 9,000,000 shares authorized;
        5,764,352 shares issued and outstanding
        at March 31, 1999 and December 31, 1998        3,843,000        3,843,000
    Additional paid-in capital                         6,105,000        6,105,000
    Retained earnings                                 19,294,000       19,984,000
                                                     -----------      -----------

                                                      29,242,000       29,932,000
    Less:
        Treasury stock - 717,115 shares of
        common stock at cost                           1,782,000        1,782,000
                                                     -----------      -----------

               Total stockholders' equity             27,460,000       28,150,000
                                                     -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $45,389,000      $46,978,000
                                                     ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ----------------------------
                                                         1998             1999
                                                     -----------      -----------
NET SALES                                            $16,804,000      $15,612,000
COST OF GOODS SOLD                                    12,412,000       11,806,000
                                                     -----------      -----------

    Gross profit                                       4,392,000        3,806,000

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                               2,832,000        3,120,000
                                                     -----------      -----------

    Income from operations                             1,560,000          686,000

OTHER INCOME (EXPENSES)
    Interest income                                       83,000           62,000
    Interest expense                                     (93,000)        (160,000)
    Minority interest in joint venture
      earnings                                            (5,000)         (33,000)
    Commissions and other                                133,000          152,000
                                                     -----------      -----------
                                                         118,000           21,000

INCOME BEFORE INCOME TAXES                             1,678,000          707,000
PROVISION FOR INCOME TAXES                               492,000           17,000
                                                     -----------      -----------

NET INCOME                                           $ 1,186,000      $   690,000
                                                     ===========      ===========

EARNINGS PER SHARE
     BASIC                                           $      0.24      $      0.14
                                                     ===========      ===========
     DILUTED                                         $      0.22      $      0.13
                                                     ===========      ===========

Number of shares used in computation
     Basic                                             4,998,422        5,047,237
                                                     ===========      ===========
     Diluted                                           5,452,486        5,233,425
                                                     ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ----------------------------
                                                         1998             1999
                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                       $ 1,186,000      $   690,000
    Adjustments to reconcile net
      income to net cash provided
      (used) by operating activities:
    Depreciation and amortization                        254,000          552,000
    Minority interest earnings                             6,000          129,000
    Interest income accrued on advances
      to vendor                                          (50,000)         (48,000)
    Changes in operating assets:
        Accounts receivable                             (556,000)      (2,018,000)
        Inventories                                     (774,000)       1,744,000
        Prepaid expenses and other assets               (179,000)        (632,000)
    Changes in operating liabilities:
        Accounts payable                                 387,000          974,000
        Accrued liabilities                               98,000         (265,000)
        Income taxes payable                            (298,000)        (169,000)
                                                     -----------      -----------

           Net cash provided by operating
             activities                                   74,000          957,000
                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment         (1,573,000)        (314,000)
    Proceeds from disposal of other assets                10,000               --
                                                     -----------      -----------

           Net cash used by investing
             activities                               (1,563,000)        (314,000)
                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances (repayments) on line of
      credit, net                                        619,000         (362,000)
    Net proceeds from the issuance of
      capital stock                                      140,000               --
    Proceeds from (repayments of)
      long-term obligations                             (176,000)         592,000
                                                     -----------      -----------

           Net cash provided by financing
             activities                                  583,000          230,000
                                                     -----------      -----------

INCREASE (DECREASE) IN CASH                             (906,000)         873,000

CASH AT BEGINNING OF PERIOD                            2,325,000        2,415,000
                                                     -----------      -----------

CASH AT END OF PERIOD                                $ 1,419,000      $ 3,288,000
                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash paid during the period for:
       Interest                                      $    48,000      $    48,000
                                                     ===========      ===========
       Income taxes                                  $ 1,082,000      $   580,000
                                                     ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                             DIODES INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Unaudited)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated, condensed financial statements have been prepared in accordance with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the calendar year ended December 31, 1998.

     The consolidated financial statements include the accounts of the Company, its wholly-owned foreign subsidiary, Diodes Taiwan Co., Ltd. ("Diodes-Taiwan"), and the accounts of the Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China") in which the Company has a 95% interest. All significant intercompany balances and transactions have been eliminated.


NOTE B - INCOME TAXES

     The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, the Company has recorded a net deferred tax asset of $1,095,000 resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and expense accruals, which are not currently deductible for income tax purposes.

     The income tax expense as a percentage of pre-tax income differs from the statutory combined federal and state tax rates. The primary reasons for this difference are (i) in accordance with Chinese tax policy, earnings of Diodes-China are not subject to tax for the first two years upon commencement of profitable operations, and (ii) earnings of the Company's subsidiary in Taiwan are subject to tax at a lower rate than in the U.S.

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


NOTE C - ADVANCES TO RELATED PARTY VENDOR

     Under a compensation-trade agreement the Company has advanced $2.5 million in cash and equipment to a related party vendor, FabTech Incorporated, a wholly owned subsidiary of Vishay Lite-On Power Semiconductor, Pte, Ltd. Interest accrues monthly at the Company's borrowing rate with total accrued interest of approximately $572,000 as of March 31, 1999. Amounts advanced, including interest, are payable beginning in 1999 and expiring February 2001 when any outstanding balances become due on demand. The compensation-trade agreement allows the Company to recover interest and principal due by deducting a fixed amount per unit for products purchased from the vendor.

NOTE D - SEGMENT INFORMATION

     Information about the Company's operations in the United States, Taiwan, and China are presented below. Items transferred among the Company and its subsidiaries are transferred at prices to recover costs plus an appropriate mark up for profit. Inter-company revenues, profits and assets have been eliminated to arrive at the consolidated amounts.

     The Company adopted Statement of Financial Accounting Standard No. 131 (SFAS No. 131), Disclosures about Segments of an Enterprise and Related Information, in 1998. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief decision-making group consists of the President, Chief Financial Officer, and Vice President of Far East Operations. The operating segments are managed separately because each operating segment represents a strategic business unit whose function and purpose differs from the other segments.

     For financial reporting purposes, the Company is deemed to operate in three separate segments; North America, Taiwan, and China. All three segments focus on discrete semiconductor devices. The North American segment procures and distributes products primarily throughout North America and provides management, warehousing and engineering support to the other two segments. The Taiwan segment procures product from, and manufactures and distributes product primarily to, companies in Taiwan, Korea, Singapore, and Hong Kong. This segment also procures product for, and manufactures and distributes product to, the Company's North American operations. The China segment manufactures product for, and distributes product to, both the North American and Taiwan segments. In 1997, the China segment began manufacturing product for, and distributing product to, customers in China, the U.S. and Europe.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand-alone operating segment income. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

                                Shanghai
                                 KaiHong        Diodes-Taiwan
  THREE MONTHS ENDED           Electronics    Corporation, Ltd.         Diodes           Consolidated
    MARCH 31, 1999               (China)          (Taiwan)           Incorporated          Segments
  ------------------           -----------    ----------------      -------------        ------------
Total sales                    $ 2,014,000      $ 7,664,000          $10,099,000          $19,777,000
    Intersegment sales          (1,450,000)      (2,071,000)            (644,000)          (4,165,000)
                               -----------      -----------          -----------          -----------
         Net sales             $   564,000      $ 5,593,000          $ 9,455,000          $15,612,000

Depreciation and
amortization                   $   467,000           71,000          $    14,000          $   552,000
Interest expense, net          $    12,000      $     2,000          $    84,000          $    98,000
Income tax provision
(benefit)                      $        --      $   304,000          $  (287,000)         $    17,000
Net income (loss)              $   624,000      $   474,000          $  (408,000)         $   690,000
Segment assets                 $15,880,000      $12,875,000          $18,223,000          $46,978,000

                                Shanghai
                                 KaiHong        Diodes-Taiwan
  THREE MONTHS ENDED           Electronics    Corporation, Ltd.         Diodes           Consolidated
    MARCH 31, 1998               (China)          (Taiwan)           Incorporated          Segments
  ------------------           -----------    ----------------      -------------        ------------
Total sales                    $   970,000      $ 7,280,000          $13,319,000          $21,569,000
    Intersegment sales            (911,000)      (3,403,000)            (451,000           (4,765,000)
                               -----------      -----------          -----------          -----------
         Net sales             $    59,000      $ 3,877,000          $12,868,000          $16,804,000

Depreciation and
amortization                   $   160,000      $    16,000          $    78,000          $   254,000
Interest expense (income),
  net                          $     8,000      $     3,000          $    (1,000)         $    10,000
Income tax provision
  (benefit)                    $        --      $   238,000          $   254,000          $   492,000
Net income (loss)              $   100,000      $   719,000          $   367,000          $ 1,186,000
Segment assets                 $ 6,871,000      $ 7,862,000          $25,583,000          $40,316,000


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

     For financial reporting purposes, the Company is deemed to operate in three separate segments: North America, Taiwan, and China. All three segments focus on discrete semiconductor devices. The North American segment procures and distributes products primarily throughout North America and provides management, warehousing and engineering support to the other two segments. The Taiwan segment procures product from, and manufactures and distributes product primarily to, companies in Taiwan, Korea, Singapore, and Hong Kong. This segment also procures product for, and manufactures and distributes product to, the Company's North American operations. The China segment manufactures product for, and distributes product to, both the North American and Taiwan segments. In 1997, the China segment began manufacturing product for, and distributing product to, customers in China, the U.S. and Europe. See Note D of "Notes to Consolidated Financial Statements" for a description of the Company's adoption of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

     Products are sold under brand names such as Diodes, Lite-On, ITT and Vishay/Lite-On Power Semiconductor. The Company is unifying product lines under a limited number of brand names in order to establish brand name unity and consistency of product, and to capitalize on brand name recognition, where possible.

     The Company's Far East subsidiaries, Diodes-Taiwan and Diodes-China, both manufacture product for sale to North America and the Far East. Diodes-Taiwan manufacturing focuses on products such as axial Schottky and MELF rectifiers. These "general use" products are destined for end products in the automotive industry as well as for use in commercial appliances, household lighting, and electric hand tools, among others. Diodes-China manufacturing, for the most part, focuses on SOT-23 and SOD-123 products. These surface mount devices ("SMD's") are used in the computer and telecommunication industries and are destined for cellular phones, notebook computers, pagers, PCMCIA cards, modems, and garage door transmitters, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand held devices continue.

     The discrete semiconductor industry has, for the last few years, been subject to severe pricing pressures, compounded by the Asian economic situation. Although manufacturing costs have been falling, excess manufacturing capacity and over-inventory has caused selling prices to fall at a greater extent than manufacturing costs. Because of this competitive environment, gross profit margins have declined from 28.3% in 1995 to 24.4% for the three months ended March 31, 1999. To compete in this highly competitive industry, in recent years, the Company has committed substantial resources to the development and implementation of two areas of operation; (i) sales and marketing, and (ii) manufacturing.

     Emphasizing the Company's focus on customer service, additional personnel and programs have been added. In order to meet customers' needs at the design stage of end-product development, the Company has employed additional applications engineers. These applications engineers work directly with customers to assist them in "designing in" the correct products to produce optimum results. Regional sales managers, working closely with manufacturers' representative firms and distributors, have also been added in the U.S. and the Far East to help satisfy customers' requirements. In addition, the Company has developed relationships with major distributors who inventory and sell the Company's products. The relationship with Vishay Intertechnology, Inc. has provided additional opportunities for the Company to have its products offered by some of the world's largest distributors.

     Beginning in 1998, the Company increased the amount of product shipped to larger distributors. Although these sales were significant in terms of total sales dollars and gross margin dollars, they generally were under agreements that resulted in lower gross profit margins for the Company when compared to sales to smaller distributors and OEM customers. As the consolidation of electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to the larger distributors, and thus may result in continuing pressure on gross profit margins.

     Since 1997, the Company's manufacturing focus has primarily been in the development and expansion of Diodes-China. To date, the Company has invested over $14 million in the manufacturing facility, which supplies product for sale primarily in North America and the Far East. The investment allows for the manufacture of additional SOT-23 packaged components as well as other surface-mount packaging, including the smaller SOD packages. Approximately $8.0 million of the Company's existing credit facility has been used to finance the additional manufacturing capacity.

     The Company's overall effective federal, state, and foreign tax rate decreased to 2.4% for the three months ended March 31, 1999 from 29.3% in the first quarter of 1998. The decrease in the Company's effective tax rate is due primarily to the increase in Diodes-China's contribution to net income at a tax rate of 0%.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

     The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                           PERCENTAGE
                                        PERCENT OF NET SALES             DOLLAR INCREASE
                                    THREE MONTHS ENDED MARCH 31,            (DECREASE)
                                    ---------------------------          ---------------
                                        1998            1999               '98 TO '99
                                    -----------      ----------          ---------------
Net sales                              100.0 %         100.0 %                (7.1)%

Cost of goods sold                     (73.9)          (75.6)                 (4.9)
                                       -----           -----                  ----
Gross profit                            26.1            24.4                 (13.3)

Selling, general &
  administrative
  expenses ("SG&A")                    (16.9)          (20.0)                 10.2
                                       -----           -----                  ----

Income from operations                   9.3             4.4                 (56.0)

Interest expense, net                   (0.1)           (0.6)                880.0

Other income                             0.8             0.7                  (7.0)
                                       -----           -----                  ----
Income before taxes                     10.0             4.5                 (57.9)

Income taxes                             2.9             0.1                 (96.5)
                                       -----           -----                  ----
Net income                               7.1             4.4                 (41.8)
                                       =====           =====                  ====


     The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                                1998              1999
                                                ----              ----
NET SALES                                   $ 16,804,000      $ 15,612,000

     Net sales decreased approximately $1.2 million, or 7.1%, for the three months ended March 31, 1999 compared to the same period last year, due primarily to a 10.3% decrease in average selling prices in the first quarter of 1999, which represents a decrease in average selling prices in North America and the Far East of approximately 14.2% and 7.8%, respectively, compared to the same period in 1998.

                                                1998               1999
                                                ----               ----
GROSS PROFIT                                $ 4,392,000        $ 3,806,000
GROSS PROFIT MARGIN PERCENTAGE                  26.1%              24.4%

     Continuing pricing pressures within the discrete semiconductor industry resulting from decreased demand and excess on-hand inventory contributed to a decrease in gross margin percentage to 24.4% for the three months ended March 31, 1999 compared to 26.1% for the same period in 1998. Gross profit decreased approximately $586,000, or 13.3%, due primarily to market pricing pressures as well as by an increase in the percentage of the Company's sales to larger distributors at lower gross profit margins.


                                                1998              1999
                                                ----              ----
SG&A                                        $ 2,832,000       $ 3,120,000

     SG&A for the three months ended March 31, 1999 increased approximately $288,000, or 10.2%, compared to the same period last year, due primarily to increases in administrative expenses at Diodes-China pursuant to incremental management expenses, higher Company-wide marketing and advertising expenses, and increased sales commissions and additional sales personnel at Diodes-Taiwan.


                                                1998              1999
                                                ----              ----
INTEREST INCOME                               $ 83,000          $  62,000
INTEREST EXPENSE                              $ 93,000          $ 160,000
NET INTEREST EXPENSE                          $ 10,000          $  98,000

     Net interest expense for the three months ended March 31, 1999 increased $88,000, due primarily to an increased use of the Company's credit facility to support the expansion of Diodes-China. The Company's interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in the Diodes-China manufacturing facility and (ii) the $3.1 million, including accrued interest, advanced to FabTech. Interest income is primarily the interest charged to FabTech, a related party, under the Company's formal loan agreement, as well as earnings on its cash balances.


                                                1998              1999
                                                ----              ----
MINORITY INTEREST IN JOINT VENTURE           $ (5,000)         $ (33,000)

     Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's net income for the period. The increase in the joint venture earnings for the three months ended March 31, 1999 is primarily the result of increased sales. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of Diodes-China are included therein. As of March 31, 1999, the Company had a 95% controlling interest in the joint venture.


                                                1998              1999
                                                ----              ----
COMMISSIONS AND OTHER INCOME                 $ 133,000          $ 152,000

     Commissions and other income for the three months ended March 31, 1999 increased approximately $19,000, or 14.3%, compared to the same period last year, due in part to currency exchange fluctuation at the Company's subsidiaries in Taiwan and China. Sales commission income earned by the Company's Taiwan subsidiary on drop shipment sales in Asia for the three months ended March 31, 1999 increased 3.2% compared to the same period last year.

                                                1998              1999
                                                ----              ----
PROVISION FOR INCOME TAXES                   $ 492,000          $ 17,000

     The Company's overall effective federal, state, and foreign tax rate decreased to 2.4% for the three months ended March 31, 1999 from 29.3% in the first three months of 1998. The decrease in the Company's effective tax rate is due primarily to the increase in Diodes-China's contribution to net income at a tax rate of 0%. Based upon tax rates in the U.S. and Taiwan and the expected profitability of each of the Company's three business segments during the balance of the year, it is anticipated that for the twelve months of 1999, the provision for income taxes will be in the range of 10-20% of pre-tax income.


FINANCIAL CONDITION

     LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the three months ended March 31, 1999 was $957,000 compared to $74,000 for the same period in 1998. The primary sources of cash flows from operating activities in 1999 were a reduction of inventories of $1.7 million and an increase in accounts payable of $1.0 million. The primary use of cash flows from operating activities in 1999 was an increase in accounts receivable of $2.0 million. The primary source of cash flows from operating activities for the three months ended March 31, 1998 were net income of $1.2 million, while the primary use was a $774,000 increase in inventories.

     Due to the recent slowdown in the semiconductor industry, the Company has directed its efforts into reducing inventory levels, while still providing the service and delivery that customers demand. The Company continues to closely monitor its credit policy, while at times providing more flexible terms, primarily to its Asian customers, when necessary. The ratio of the Company's current assets to current liabilities on March 31, 1999 was 2.7 to 1, compared to a ratio of 2.6 to 1 on December 31, 1998.

     Cash used by investing activities was $314,000 as of March 31, 1999, compared to $1.6 million during the same period in 1998. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility.

     Cash provided by financing activities was $230,000 for the three months ended March 31, 1999, compared to $583,000 for the same period in 1998. In March 1998, the Company amended an August 1996 loan agreement whereby the Company obtained a $23.1 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million and term commitment notes providing up to $14 million for plant expansion, advances to vendors, and letters of credit for Diodes-China. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of March 31, 1999. The working capital line of credit expires June 30, 2000 and contains a sublimit of $3.0 million for issuance of commercial and stand-by letters of credit. As of March 31, 1999, approximately $8.7 million is outstanding under the term note commitment, and the average interest rate on outstanding borrowings was approximately 6.8%.

     The Company has used its credit facility primarily to fund the advances to Diodes-China and FabTech as well as to support its operations. At March 31, 1999, amounts due from FabTech, including accrued interest, are approximately $3.1 million, and the entire amount is due February 2001. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements.

     The Company provides guarantees to Diodes-China and the minority investor of the Diodes-China joint venture for $1.0 million and $850,000, respectively, as well as a $1.0 million letter of credit, with a $3.0 million guarantee. The Company reserves the right, at any time or from time to time, on one month's prior written notice to the bank, to reduce the maximum amount guaranteed hereunder or to terminate this guaranty; provided, however, that the Company shall in any event remain liable as guarantor for all obligations of the borrower outstanding at the effective date of any such notice to the bank.

     Total working capital increased approximately 9.6% to $18.2 million as of March 31, 1999, from $16.6 million as of December 31, 1998. The Company believes that such working capital position will be sufficient for growth opportunities.

     The Company's debt to equity ratio increased to 0.64 at March 31, 1999, from 0.63 at December 31, 1998. It is anticipated that this ratio may increase as the Company continues to use its credit facilities to fund additional sourcing opportunities.

     As of March 31, 1999, the Company has no material plans or commitments for capital expenditures other than in connection with the expansion at Diodes-China. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share.


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

o    technological advancements

o    impact of competitive products and pricing

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


DIODES INCORPORATED (Registrant)



By: /s/ Carl Wertz                                                  May 13, 1999
--------------------------------------------------------------------
May 13, 1999
CARL WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT 11            COMPUTATION OF EARNINGS PER SHARE                 Page 18

EXHIBIT 27            FINANCIAL DATA SCHEDULE                           Page 19