Form 10-Q
period 1999-06-30
DIODES INC /DEL/
filed 1999-08-11
CIK 29002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1999

                                       or
         [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
               For the transition period from _______ to________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's Common Stock, $0.66 2/3 par value, outstanding as of July 30, 1999 was 5,764,352 including 717,115 shares of treasury stock.

                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL INFORMATION


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS


                                                      DECEMBER 31,     JUNE 30,
                                                         1998           1999
                                                      -----------    -----------
                                                                     (UNAUDITED)
CURRENT ASSETS
     Cash                                             $ 2,415,000    $ 2,873,000
     Accounts receivable
         Customers                                      9,107,000     12,996,000
         Related party                                    125,000        227,000
         Other                                            496,000        249,000
                                                      -----------    -----------
                                                        9,728,000     13,472,000
         Less allowance for doubtful receivables          110,000        172,000
                                                      -----------    -----------
                                                        9,618,000     13,300,000

     Inventories                                       13,777,000     12,017,000
     Deferred income taxes                              1,098,000      1,097,000
     Prepaid expenses and other                           448,000        879,000
     Prepaid income taxes                                      --        117,000
                                                      -----------    -----------

                  Total current assets                 27,356,000     30,283,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization       13,750,000     14,210,000

ADVANCES TO RELATED PARTY VENDOR                        3,024,000      3,120,000

OTHER ASSETS                                            1,259,000      1,424,000
                                                      -----------    -----------


TOTAL ASSETS                                          $45,389,000    $49,037,000
                                                      ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    DECEMBER 31,    JUNE 30,
                                                                       1998           1999
                                                                    -----------    -----------
                                                                                   (UNAUDITED)
CURRENT LIABILITIES
     Due to bank                                                    $   812,000    $   106,000
     Accounts payable
        Trade                                                         2,991,000      5,187,000
        Related party                                                 1,213,000      1,771,000
     Accrued liabilities                                              3,421,000      3,479,000
     Income taxes payable                                               169,000             --
     Current portion of long-term debt                                2,111,000      2,111,000
                                                                    -----------    -----------

                  Total current liabilities                          10,717,000     12,654,000

DEFERRED COMPENSATION                                                    56,000         56,000

DEFERRED INCOME TAXES                                                   521,000        521,000

LONG-TERM DEBT, net of current portion                                5,991,000      6,025,000

MINORITY INTEREST IN JOINT VENTURE                                      644,000        806,000

STOCKHOLDERS' EQUITY
     Class A convertible preferred stock -
         par value $1.00 per share;
         1,000,000 shares authorized;
         no shares issued and outstanding                                    --             --
     Common stock - par value $0.66 2/3 per share;
         9,000,000 shares authorized; 5,764,352
         shares issued and outstanding at
         December 31, 1998 and June 30, 1999                          3,843,000      3,843,000
     Additional paid-in capital                                       6,105,000      6,105,000
     Retained earnings                                               19,294,000     20,809,000
                                                                    -----------    -----------

                                                                     29,242,000     30,757,000
     Less:
         Treasury stock - 717,115 shares of common stock at cost      1,782,000      1,782,000
                                                                    -----------    -----------

                  Total stockholders' equity                         27,460,000     28,975,000
                                                                    -----------    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $45,389,000    $49,037,000
                                                                    ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                      ---------------------------   ---------------------------
                                          1998           1999           1998           1999
                                      ------------   ------------   ------------   ------------
NET SALES                             $ 14,333,000   $ 18,007,000   $ 31,137,000   $ 33,619,000
COST OF GOODS SOLD                      10,727,000     13,683,000     23,139,000     25,488,000
                                      ------------   ------------   ------------   ------------

     Gross profit                        3,606,000      4,324,000      7,998,000      8,131,000

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                  2,900,000      3,376,000      5,732,000      6,497,000
                                      ------------   ------------   ------------   ------------

     Income from operations                706,000        948,000      2,266,000      1,634,000

OTHER INCOME (EXPENSE)
     Interest income                        66,000         78,000        149,000        139,000
     Interest expense                     (161,000)      (143,000)      (254,000)      (303,000)
     Minority interest in
       joint venture earnings                2,000        (33,000)        (3,000)       (66,000)
     Commissions and other                 116,000         95,000        249,000        248,000
                                      ------------   ------------   ------------   ------------
                                            23,000         (3,000)       141,000         18,000

INCOME BEFORE INCOME TAXES                 729,000        945,000      2,407,000      1,652,000
PROVISION FOR INCOME TAXES                 208,000        120,000        700,000        137,000
                                      ------------   ------------   ------------   ------------

NET INCOME                            $    521,000   $    825,000   $  1,707,000   $  1,515,000
                                      ============   ============   ============   ============

EARNINGS PER SHARE
     BASIC                            $       0.10   $       0.16   $       0.34   $       0.30
     DILUTED                          $       0.10   $       0.16   $       0.31   $       0.29
                                      ============   ============   ============   ============

Number of shares used in computation
     Basic                               5,022,621      5,047,237      5,010,589      5,047,237
     Diluted                             5,391,062      5,269,485      5,424,287      5,247,919
                                      ============   ============   ============   ============




   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                -------------------------
                                                                    1998          1999
                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                 $ 1,707,000   $ 1,515,000
     Adjustments to reconcile net income to net cash
provided (used) by operating activities:
     Depreciation and amortization                                  532,000     1,248,000
     Minority interest earnings                                       3,000        66,000
     Interest income accrued on advances to vendor                 (103,000)      (96,000)
     Changes in operating assets:
         Accounts receivable                                      1,576,000    (3,682,000)
         Inventories                                             (2,340,000)    1,760,000
         Prepaid expenses and other assets                          321,000      (712,000)
     Changes in operating liabilities:
         Accounts payable                                        (1,686,000)    2,754,000
         Accrued liabilities                                       (337,000)       58,000
         Income taxes payable                                      (460,000)     (169,000)
                                                                -----------   -----------

              Net cash provided (used) by operating activities     (787,000)    2,742,000
                                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                   (4,446,000)   (1,708,000)
     Minority Interest of Joint Venture Investment                  185,000        96,000
                                                                -----------   -----------

              Net cash used by investing activities              (4,261,000)   (1,612,000)
                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances (repayments) on line of credit, net                 1,643,000      (706,000)
     Net proceeds from the issuance of capital stock                256,000            --
     Proceeds from long-term obligations                          2,942,000        34,000
                                                                -----------   -----------

              Net cash provided (used) by financing activities    4,841,000      (672,000)
                                                                -----------   -----------

INCREASE (DECREASE) IN CASH                                        (207,000)      458,000

CASH AT BEGINNING OF PERIOD                                       2,325,000     2,415,000
                                                                -----------   -----------

CASH AT END OF PERIOD                                           $ 2,118,000   $ 2,873,000
                                                                ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
        Interest                                                $   105,000   $   164,000
                                                                ===========   ===========
        Income taxes                                            $   792,000   $   579,000
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

                  The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Diodes Taiwan Co., Ltd. ("Diodes-Taiwan"), and the accounts of Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China") in which the Company has a 95% interest. All significant intercompany balances and transactions have been eliminated.

NOTE B - INCOME TAXES

                  The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, the Company has recorded a net deferred tax asset of $1,097,000 resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and expense accruals, which are not currently deductible for income tax purposes.

                  The income tax expense as a percentage of pre-tax income differs from the statutory combined federal and state tax rates. The primary reasons for this difference are (i) in accordance with Chinese tax policy, earnings of Diodes-China are not subject to tax for the first two years upon commencement of profitable operations, and (ii) earnings of the Diodes-Taiwan are subject to tax at a lower rate than in the U.S.

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

NOTE C - ADVANCES TO RELATED PARTY VENDOR

                  Under a compensation-trade agreement the Company has advanced $2.5 million in cash and equipment to a related party vendor, FabTech Incorporated ("FabTech"), a wholly owned subsidiary of Vishay Lite-On Power Semiconductor, Pte, Ltd. ("VLPSC"). Interest accrues monthly at the Company's borrowing rate with total accrued interest of approximately $620,000 as of June 30, 1999. Amounts advanced, including interest, are payable beginning in 1999 and expiring February 2001 when any outstanding balances become due on demand. The compensation-trade agreement allows the Company to recover interest and principal due by deducting a fixed amount per unit for products purchased from the vendor.

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

                  For financial reporting purposes, the Company is deemed to operate in three separate segments: North America, Taiwan, and China. All three segments focus on discrete semiconductor devices. The North American segment procures and distributes products primarily throughout North America and provides management, warehousing and engineering support to the other two segments. The Taiwan segment procures product from, and manufactures and distributes product primarily to, companies in Taiwan, Korea, Singapore, and Hong Kong. This segment also procures product for, and manufactures and distributes product to, the Company's North American operations. The China segment manufactures product for, and distributes product to, both the North American and Taiwan segments. In 1997, the China segment began manufacturing product for, and distributing product to, customers in China and the U.S.

                  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand-alone operating segment income. Revenues are attributed to geographic areas based on the location of the market producing the revenues.


                                         Shanghai
                                          KaiHong              Diodes-Taiwan
   THREE MONTHS ENDED                   Electronics          Corporation, Ltd.    Diodes Incorporated        Consolidated
      JUNE 30, 1998                       (China)                 (Taiwan)          (United States)             Segments
                                        ------------         -----------------    -------------------        ------------
Total sales                             $    525,000           $  6,941,000           $ 11,030,000           $ 18,496,000
Inter-segment sales                         (525,000)            (3,315,000)              (323,000)            (4,163,000)
                                        ------------           ------------           ------------           ------------
    Net sales                           $         --           $  3,626,000           $ 10,707,000           $ 14,333,000

Depreciation and amortization           $    164,000           $     16,000           $     89,000           $    269,000
Interest expense (income), net          $      6,000           $     (6,000)          $     95,000           $     95,000
Income tax provision (benefit)          $         --           $    262,000           $    (54,000)          $    208,000
Net income (loss)                       $    (34,000)          $    633,000           $    (78,000)          $    521,000
Segment assets                          $ 10,677,000           $  8,083,000           $ 24,705,000           $ 43,465,000

                                         Shanghai
                                          KaiHong              Diodes-Taiwan
   THREE MONTHS ENDED                   Electronics          Corporation, Ltd.    Diodes Incorporated        Consolidated
      JUNE 30, 1999                       (China)                 (Taiwan)          (United States)             Segments
                                        ------------         -----------------    -------------------        ------------
Total sales                             $  2,240,000           $ 10,509,000           $ 11,280,000           $ 24,029,000
Inter-segment sales                       (1,491,000)            (3,971,000)              (560,000)            (6,022,000)
                                        ------------           ------------           ------------           ------------
    Net sales                           $    749,000           $  6,538,000           $ 10,720,000           $ 18,007,000

Depreciation and amortization           $    574,000           $     14,000           $     82,000           $    670,000
Interest expense (income), net          $    (16,000)          $     (5,000)          $     86,000           $     65,000
Income tax provision (benefit)          $         --           $    284,000           $   (164,000)          $    120,000
Net income (loss)                       $    627,000           $    605,000           $   (407,000)          $    825,000
Segment assets                          $ 15,763,000           $ 14,559,000           $ 18,715,000           $ 49,037,000


                                         Shanghai
                                          KaiHong              Diodes-Taiwan
     SIX MONTHS ENDED                   Electronics          Corporation, Ltd.    Diodes Incorporated        Consolidated
      JUNE 30, 1998                       (China)                 (Taiwan)          (United States)             Segments
                                        ------------         -----------------    -------------------        ------------
Total sales                             $  1,495,000           $ 14,221,000           $ 24,349,000           $ 40,065,000
Inter-segment sales                       (1,436,000)            (6,718,000)              (774,000)            (8,928,000)
                                        ------------           ------------           ------------           ------------
    Net sales                           $     59,000           $  7,503,000           $ 23,575,000           $ 31,137,000

Depreciation and                        $    324,000           $     31,000           $    177,000           $    532,000
Interest expense (income), net          $     14,000           $     (2,000)          $     93,000           $    105,000
Income tax provision (benefit)          $         --           $    500,000           $    200,000           $    700,000
Net income (loss)                       $     66,000           $  1,352,000           $    289,000           $  1,707,000
Segment assets                          $ 10,677,000           $  8,083,000           $ 24,705,000           $ 43,465,000


                                         Shanghai
                                          KaiHong              Diodes-Taiwan
     SIX MONTHS ENDED                   Electronics          Corporation, Ltd.    Diodes Incorporated        Consolidated
      JUNE 30, 1999                       (China)                 (Taiwan)          (United States)             Segments
                                        ------------         -----------------    -------------------        ------------
Total sales                             $  4,254,000           $ 18,173,000           $ 21,379,000           $ 43,806,000
Inter-segment sales                       (2,941,000)            (6,042,000)            (1,204,000)           (10,187,000)
                                        ------------           ------------           ------------           ------------
    Net sales                           $  1,313,000           $ 12,131,000           $ 20,175,000           $ 33,619,000

Depreciation and                        $  1,042,000           $     42,000           $    164,000           $  1,248,000
Interest expense (income), net          $     (4,000)          $     (2,000)          $    170,000           $    164,000
Income tax provision (benefit)          $         --           $    588,000           $   (451,000)          $    137,000
Net income (loss)                       $  1,251,000           $  1,079,000           $   (815,000)          $  1,515,000
Segment assets                          $ 15,763,000           $ 14,559,000           $ 18,715,000           $ 49,037,000

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

                  For financial reporting purposes, the Company is deemed to operate in three separate segments: North America, Taiwan, and China. All three segments focus on discrete semiconductor devices. The North American segment procures and distributes products primarily throughout North America and provides management, warehousing and engineering support to the other two segments. The Taiwan segment procures product from, and manufactures and distributes product primarily to, companies in Taiwan, Korea, Singapore, and Hong Kong. This segment also procures product for, and manufactures and distributes product to, the Company's North American operations. The China segment manufactures product for, and distributes product to, both the North American and Taiwan segments. In 1997, the China segment began manufacturing product for, and distributing product to, customers in China and the U.S. See Note D of "Notes to Consolidated Financial Statements" for a description of the Company's adoption of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

                  Products are sold under brand names such as Diodes, Lite-On, ITT and Vishay/Lite-On Power Semiconductor ("VLPSC"). The Company is unifying product lines under a limited number of brand names in order to establish brand name unity and consistency of product, and to capitalize on brand name recognition, where possible.

                  The Company's Far East subsidiaries, Diodes-Taiwan and Diodes-China, both manufacture product for sale to North America and the Far East. Diodes-Taiwan's manufacturing focuses on products such as axial Schottky and MELF rectifiers. These "general use" products are destined for end products in the automotive industry as well as for use in commercial appliances, household lighting, and electric hand tools, among others. Diodes-China's manufacturing focuses on SOT-23 and SOD-123 products. These surface mount devices ("SMD's") are used in the computer and telecommunication industries and are destined for cellular phones, notebook computers, pagers, PCMCIA cards, modems, and garage door transmitters, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand held devices continue.

                  The discrete semiconductor industry has, for the last few years, been subject to severe pricing pressures, compounded by the Asian economic situation. Although manufacturing costs have been falling, excess manufacturing capacity and over-inventory have caused selling prices to fall at a greater extent than manufacturing costs. Because of this competitive environment, gross profit margins have declined from 28.3% in 1995 to 24.2% for the six months ended June 30, 1999. To compete in this highly competitive industry, in recent years, the Company has committed substantial resources to the development and implementation of two areas of operation: (i) sales and marketing, and (ii) manufacturing.

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

                  Beginning in 1998 and continuing throughout the first six months of 1999, the Company increased the amount of product shipped to larger distributors. Although these sales were significant in terms of total sales dollars and gross margin dollars, they generally were under agreements that resulted in lower gross profit margins for the Company when compared to sales to smaller distributors and OEM customers. As the consolidation of electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to larger distributors, and thus may result in continuing pressure on gross profit margins.

                  Beginning in 1999, the Company began selling silicon wafers. Silicon wafers are the basic material from which discrete semiconductor are manufactured. Currently, the Company purchases the wafers from two related parties, VLPSC and FabTech. Wafers are purchased by the Company for resale and for use in its own manufacturing facilities. For the three and six months ended June 30, 1999, sales of wafers were $943,000 and $1.4 million, respectively.

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

                  The Company's overall effective federal, state, and foreign tax rate decreased to 8.3% for the six months ended June 30, 1999 from 29.1% in the first half of 1998. The decrease in the Company's effective tax rate is due primarily to the increase in Diodes-China's contribution to net income at a tax rate of 0%.

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999

                  The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                                                                                        PERCENTAGE DOLLAR
                                                   PERCENT OF NET SALES                     INCREASE
                                               THREE MONTHS ENDED JUNE 30,                  (DECREASE)
                                             -------------------------------               -------------
                                                 1998                1999                    `98 TO `99
                                             -----------         -----------               -------------
Net sales                                      100.0 %             100.0 %                      25.6 %

Cost of goods sold                             (74.8)              (76.0)                       27.6
                                             -----------         -----------               -------------

Gross profit                                    25.2                24.0                        19.9

Selling, general &
administrative    expenses ("SG&A")            (20.2)              (18.7)                       16.4
                                             -----------         -----------               -------------

Income from operations                           5.0                 5.3                        34.3

Interest expense, net                           (0.7)               (0.4)                      (31.6)

Other income                                     0.8                 0.3                       (47.5)
                                             -----------         -----------               -------------

Income before taxes                              5.1                 5.2                        29.6

Income taxes                                     1.5                 0.6                       (42.3)
                                             -----------         -----------               -------------

Net income                                       3.6                 4.6                        58.3
                                             ===========         ===========               =============



                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                           1998                  1999
                                       ------------          ------------
NET SALES                              $ 14,333,000          $ 18,007,000
---------

                  Net sales increased approximately $3.7 million, or 25.6%, for the three months ended June 30, 1999 compared to the same period last year, due primarily to a 55.7% increase in units sold, as a result of an increased demand for the Company's products, primarily in the Far East. Diodes-China trade sales of $750,000, compared to $0 in the same period last year, was partly offset by a 19.4% decrease in the Company's average selling price, primarily in the Far East. The Company anticipates these pricing pressures will continue for the balance of the year, though the severity should slowly diminish. In 1999, Diodes-Taiwan began purchasing wafers from FabTech for resale in the Far East. Sales totaling $943,000 of silicon wafers, a new product line, also contributed to the increase in sales.

                                           1998                  1999
                                       ------------          ------------
GROSS PROFIT                           $  3,606,000          $  4,324,000
------------
GROSS PROFIT MARGIN PERCENTAGE                 25.2%                 24.0%
------------------------------

                  Gross profit increased approximately $718,000, or 19.9%, due primarily to the 25.6% increase in sales. Continuing pricing pressures within the discrete semiconductor industry, primarily in the Far East, and an increase in the percentage of the Company's sales to larger distributors at lower gross profit margins contributed to a decrease in gross margin percentage to 24.0% for the three months ended June 30, 1999 compared to 25.2% for the same period in 1998. In addition, silicon wafer sales in the Far East, at substantially lower gross margins than the Company's primary product lines, also contributed to the lower gross margin percentage.


                                           1998                  1999
                                       ------------          ------------
SG&A                                   $  2,900,000          $  3,376,000
----

                  SG&A for the three months ended June 30, 1999 increased approximately $476,000, or 16.4%, compared to the same period last year, due primarily to increases in management expenses at Diodes-China, higher Company-wide marketing and advertising expenses, increased sales commissions at Diodes-Taiwan, and additional sales and engineering personnel. SG&A as a percentage of sales decreased to 18.7% from 20.2% in the comparable period last year.


                                           1998                  1999
                                       ------------          ------------
INTEREST INCOME                        $     66,000          $     78,000
---------------
INTEREST EXPENSE                       $    161,000          $    143,000
----------------
NET INTEREST EXPENSE                   $     95,000          $     65,000
--------------------

                  Net interest expense for the three months ended June 30, 1999 decreased $30,000, due primarily to a decreased use of the Company's credit facility to support the expansion of Diodes-China versus the same period last year. The Company's interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in the Diodes-China manufacturing facility and (ii) the $3.1 million, including accrued interest, advanced to FabTech. Interest income is primarily the interest charged to FabTech, a related party, under the Company's formal loan agreement, as well as earnings on its cash balances.


                                           1998                  1999
                                       ------------          ------------
MINORITY INTEREST IN JOINT VENTURE     $      2,000          $    (33,000)
----------------------------------

                  Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's (income) or loss for the period. The increase in the joint venture earnings for the three months ended June 30, 1999 is primarily the result of increased sales. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of Diodes-China are included therein. As of June 30, 1999, the Company had a 95% controlling interest in the joint venture.


                                           1998                  1999
                                       ------------          ------------
COMMISSIONS AND OTHER INCOME           $    116,000          $     95,000
----------------------------

                  Commissions and other income for the three months ended June 30, 1999 decreased approximately $21,000, or 18.1%, compared to the same period last year, due primarily to currency exchange fluctuation at the Company's subsidiaries in Taiwan and China. Sales commission income earned by the Company's Taiwan subsidiary on drop shipment sales in Asia for the three months ended June 30, 1999 decreased 10.3% compared to the same period last year.

                                           1998                  1999
                                       ------------          ------------
PROVISION FOR INCOME TAXES             $    208,000          $    120,000
--------------------------

                  The Company's overall effective federal, state, and foreign tax rate decreased to 12.7% for the three months ended June 30, 1999 from 28.5% in the first three months of 1998. This decrease is due primarily to the increase in Diodes-China's contribution to net income at a tax rate of 0%. Based upon tax rates in the U.S. and Taiwan and the expected profitability of each of the Company's three business segments during the balance of the year, it is anticipated that for the twelve months of 1999, the provision for income taxes will be in the range of 10-20% of pre-tax income.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                  The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                                                                                        PERCENTAGE DOLLAR
                                                   PERCENT OF NET SALES                     INCREASE
                                                 SIX MONTHS ENDED JUNE 30,                  (DECREASE)
                                             -------------------------------               -------------
                                                 1998                1999                    `98 TO `99
                                             -----------         -----------               -------------

Net sales                                      100.0 %             100.0 %                       8.0 %

Cost of goods sold                             (74.3)              (75.8)                       10.2
                                             -----------         -----------               -------------

Gross profit                                    25.7                24.2                         1.7

Selling, general &
administrative    expenses ("SG&A")            (18.4)              (19.3)                       13.3
                                             -----------         -----------               -------------

Income from operations                           7.3                 4.9                       (27.9)

Interest expense, net                           (0.4)               (0.5)                       56.2

Other income                                     0.8                 0.5                       (26.0)
                                             -----------         -----------               -------------

Income before taxes                              7.7                 4.9                       (31.4)

Income taxes                                     2.2                 0.4                       (80.4)
                                             -----------         -----------               -------------

Net income                                       5.5                 4.5                       (11.2)
                                             ===========         ===========               =============

                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                           1998                  1999
                                       ------------          ------------
NET SALES                              $ 31,137,000          $ 33,619,000
---------

                   Net sales increased approximately $2.5 million, or 8.0%, for the six months ended June 30, 1999 compared to the same period last year, due primarily to a 27.9% increase in units sold, as a result of an increased demand for the Company's products, primarily in the Far East. Diodes-China trade sales of $1.3 million, compared to $59,000 in the same period last year, was partly offset by a 16.0% decrease in the Company's average selling price, primarily in the Far East. The Company anticipates these pricing pressures will continue for the balance of the year, though the severity should slowly diminish. Sales totaling $1.4 million of silicon wafers, a new product at Diodes-Taiwan, also contributed to the increase in sales.


                                           1998                  1999
                                       ------------          ------------
GROSS PROFIT                           $  7,998,000          $  8,131,000
------------
GROSS PROFIT MARGIN PERCENTAGE                 25.7%                 24.2%
------------------------------

                  Gross profit increased approximately $133,000, or 1.7%, due primarily to the 8.0% increase in sales, offset by margin pressures. Continuing pricing pressures within the discrete semiconductor industry, primarily in the Far East, and an increase in the percentage of the Company's sales to larger distributors at lower gross profit margins contributed to a decrease in gross margin percentage to 24.2% for the six months ended June 30, 1999 compared to 25.7% for the same period in 1998. In addition, silicon wafer sales in the Far East, at substantially lower gross margins than the Company's primary product lines, also contributed to the lower gross margin percentage.


                                           1998                  1999
                                       ------------          ------------
SG&A                                   $  5,732,000          $  6,497,000
----

                  SG&A for the six months ended June 30, 1999 increased approximately $765,000, or 13.3%, compared to the same period last year, due primarily to increases in management expenses at Diodes-China, higher Company-wide marketing and advertising expenses, increased sales commissions at Diodes-Taiwan, and additional sales and engineering personnel. SG&A as a percentage of sales increased to 19.3% from 18.4% in the comparable period last year.


                                           1998                  1999
                                       ------------          ------------
INTEREST INCOME                        $    149,000          $    139,000
---------------
INTEREST EXPENSE                       $    254,000          $    303,000
----------------
NET INTEREST EXPENSE                   $    105,000          $    164,000
--------------------

                  Net interest expense for the six months ended June 30, 1999 increased $59,000, due primarily to a increased use of the Company's credit facility to support the expansion of Diodes-China versus the same period in 1998. The Company's interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in the Diodes-China manufacturing facility and (ii) the $3.1 million, including accrued interest, advanced to FabTech. Interest income is primarily the interest charged to FabTech, a related party, under the Company's formal loan agreement, as well as earnings on its cash balances.

                                           1998                  1999
                                       ------------          ------------
MINORITY INTEREST IN JOINT VENTURE     $     (3,000)         $    (66,000)
----------------------------------

                  Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's (income) or loss for the period. The increase in the joint venture earnings for the six months ended June 30, 1999 is primarily the result of increased sales. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of Diodes-China are included therein. As of June 30, 1999, the Company had a 95% controlling interest in the joint venture.


                                           1998                  1999
                                       ------------          ------------
PROVISION FOR INCOME TAXES             $    700,000          $    137,000
--------------------------

                  The Company's overall effective federal, state, and foreign tax rate decreased to 8.3% for the six months ended June 30, 1999 from 29.1% in the first six months of 1998. This decrease is due primarily to the increase in Diodes-China's contribution to net income at a tax rate of 0%. Based upon tax rates in the U.S. and Taiwan and the expected profitability of each of the Company's three business segments during the balance of the year, it is anticipated that for the twelve months of 1999, the provision for income taxes will be in the range of 10-20% of pre-tax income.


FINANCIAL CONDITION

         LIQUIDITY AND CAPITAL RESOURCES

                  Cash provided by operating activities for the six months ended June 30, 1999 was $2.7 million compared to cash used by operating activities of $787,000 for the same period in 1998. The primary sources of cash flows from operating activities in 1999 were an increase in accounts payable of $2.8 million and a reduction of inventories of $1.8 million. The primary use of cash flows from operating activities in 1999 was an increase in accounts receivable of $3.7 million. The primary sources of cash flows from operating activities for the six months ended June 30, 1998 were net income of $1.7 million and a decrease in accounts receivable of $1.6 million, while the primary use was a $2.3 million increase in inventories.

                  A 14.6% decrease in inventories from year-end 1998 levels reflects the Company's efforts of reducing inventory levels while still providing the service and delivery that customers require. Since December 31, 1998 accounts receivable has increased 38.3% due primarily to a slowing trend in payments from major distributors. The Company does not expect this trend to result in additional bad debt expense. The Company continues to closely monitor its credit policy, while at times providing more flexible terms, primarily to its Asian customers, when necessary. The ratio of the Company's current assets to current liabilities on June 30, 1999 was 2.4 to 1, compared to a ratio of 2.6 to 1 on December 31, 1998.

                  Cash used by investing activities was $1.6 million as of June 30, 1999, compared to $4.3 million during the same period in 1998. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility.

                  Cash used by financing activities was $672,000 for the six months ended June 30, 1999, compared to cash provided by financing activities of $4.8 million for the same period in 1998. In March 1998, the Company amended an August 1996 loan agreement whereby the Company obtained a $23.1 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million and term commitment notes providing up to $14 million for plant expansion, advances to vendors, and letters of credit for Diodes-China. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of June 30, 1999. The working capital line of credit expires June 30, 2000 and contains a sublimit of $3.0 million for issuance of commercial and stand-by letters of credit. As of June 30, 1999, approximately $8.0 million is outstanding under the term note commitment, and the average interest rate on outstanding borrowings was approximately 6.2%.

                  The Company has used its credit facility primarily to fund the advances to Diodes-China and FabTech as well as to support its operations. At June 30, 1999, amounts due from FabTech, including accrued interest, are approximately $3.1 million, and the entire amount is due February 2001. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements.

                  In July 1998, the Company replaced two previously filed guarantees to Shanghai Kaihong Electronics Co., Ltd. (Diodes-China) and the minority investor of the Diodes-China joint venture for $1.0 million and $850,000, respectively, as well as a $1.0 million letter of credit, with a $3.0 million guarantee. The Company reserves the right, at any time or from time to time, on one month prior written notice to the bank, to reduce the maximum amount guaranteed hereunder or to terminate this guaranty; provided, however, that the Company shall in any event remain liable as guarantor for all obligations of the borrower outstanding at the effective date of any such notice to the bank.

                  Total working capital increased approximately 6.0% to $17.6 million as of June 30, 1999, from $16.6 million as of December 31, 1998. The Company believes that such working capital position will be sufficient for growth opportunities.

                  The Company's long-term debt to equity ratio decreased to 0.28 at June 30, 1999, from 0.30 at December 31, 1998. The Company's total debt to equity ratio increased to 0.66 at June 30, 1999, from 0.63 at December 31, 1998. It is anticipated that these ratios may increase as the Company continues to use its credit facilities to fund additional sourcing and manufacturing opportunities.

                  As of June 30, 1999, the Company has no material plans or commitments for capital expenditures other than in connection with the expansion at Diodes-China. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share.


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


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company submitted to a vote of its security holders at an annual meeting of shareholders on June 4, 1999, the election of members of the Board of Directors. The directors were each elected to serve until the 1997 annual meeting or until their successors are elected and have qualified. The results of the tabulation for each nominee for director of the Company is as follows:

        Eugene R. Conahan, Director               For:                4,431,597
                                                  Withheld:              22,660

        Michael R. Giordano,                      For:                4,435,597
        Director                                  Withheld:              18,660

        David Lin,                                For:                4,434,597
        Director                                  Withheld:              19,660

        M.K. Lu,                                  For:                4,434,597
        Director                                  Withheld:              19,660

        Shing Mao,                                For:                4,434,597
        Director                                  Withheld:              19,660

        Michael A. Rosenberg,                     For:                4,427,497
        Director                                  Withheld:              26,760

        Eric Schaedlich,                          For:                4,431,597
        Director                                  Withheld:              22,660

        Leonard M. Silverman,                     For:                4,434,297
        Director                                  Withheld:              19,960

        Raymond Soong,                            For:                4,434,297
        Director                                  Withheld:              19,960

        William J. Spires,                        For:                4,431,597
        Director                                  Withheld:              22,660

                  The Company also submitted to a vote of its security holders at an annual meeting of shareholders on June 4, 1999, the appointment of Moss Adams LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1999. The result of the tabulation was 4,439,852 shares voted in favor of the proposal and 14,405 shares voted against or abstained from voting on the proposal. No broker non-votes with respect to this proposal were received.


         ITEM 5.  OTHER INFORMATION

                  The proxy materials for the 1999 annual meeting of stockholders held on June 4, 1999 were mailed to stockholders of the Company on April 30, 1999. Stockholder proposals to be presented at the 2000 annual meeting of stockholders must be received at the Company's executive offices at 3050 East Hillcrest Drive, Westlake Village, California, 91362, addressed to the attention of the Corporate Secretary by January 1, 2000 in order to be considered for inclusion in the proxy materials relating to such meeting. Recently, the Securities and Exchange Commission amended its rule governing a company's ability to use discretionary proxy authority with respect to stockholder proposals which were not submitted by the stockholders in time to be included in the proxy statement. As a result of that rule change, in the event a stockholder proposal is not submitted to the Company prior to March 15, 2000, the proxies solicited by the Board of Directors for the 2000 annual meeting of stockholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2000 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                           Exhibit 10.28 - Diodes-Taiwan Relationship Agreement
                                           for FabTech Wafer Sales

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


DIODES INCORPORATED (Registrant)



By:  /s/ Carl Wertz                                              August 10, 1999
----------------------------------------------------
CARL WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT 10.28              DIODES-TAIWAN RELATIONSHIP AGREEMENT
                           FOR FABTECH WAFER SALES                       Page 22

EXHIBIT 11                 COMPUTATION OF EARNINGS PER SHARE             Page 23

EXHIBIT 27                 FINANCIAL DATA SCHEDULE                       Page 24