Form 10-Q
period 1999-09-30
DIODES INC /DEL/
filed 1999-11-12
CIK 29002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

                                       or

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

The number of shares of the registrant's Common Stock, $0.66 2/3 par value, outstanding as of November 3, 1999 was 5,923,186, including 717,115 shares of treasury stock.






                    THIS REPORT INCLUDES A TOTAL OF 24 PAGES
                         THE EXHIBIT INDEX IS ON PAGE 22

                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL INFORMATION


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS



                                                      DECEMBER 31,    SEPTEMBER 30,
                                                          1998             1999
                                                      ------------    -------------
                                                                       (UNAUDITED)
CURRENT ASSETS
    Cash                                              $ 2,415,000      $ 1,711,000
    Accounts receivable
        Customers                                       9,107,000       14,041,000
        Related party                                     125,000          295,000
        Other                                             496,000          309,000
                                                      -----------      -----------
                                                        9,728,000       14,645,000
        Less allowance for doubtful receivables           110,000          291,000
                                                      -----------      -----------
                                                        9,618,000       14,354,000

    Inventories                                        13,777,000       14,499,000
    Deferred income taxes                               1,098,000        1,099,000
    Prepaid expenses and other                            448,000          569,000
    Prepaid income taxes                                       --          171,000
                                                      -----------      -----------

               Total current assets                    27,356,000       32,403,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization       13,750,000       17,187,000

ADVANCES TO RELATED PARTY VENDOR                        3,024,000        2,909,000

OTHER ASSETS, net                                       1,259,000        1,351,000
                                                      -----------      -----------


TOTAL ASSETS                                          $45,389,000      $53,850,000
                                                      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                     DECEMBER 31,   SEPTEMBER 30,
                                                                         1998             1999
                                                                     ------------   -------------
                                                                                     (UNAUDITED)
CURRENT LIABILITIES
    Due to bank                                                      $   812,000      $ 1,739,000
    Accounts payable
       Trade                                                           2,991,000        5,535,000
       Related party                                                   1,213,000        2,504,000
    Accrued liabilities                                                3,421,000        4,406,000
    Income taxes payable                                                 169,000               --
    Current portion of long-term debt                                  2,111,000        2,111,000
                                                                     -----------      -----------

               Total current liabilities                              10,717,000       16,295,000

DEFERRED COMPENSATION                                                     56,000           57,000

DEFERRED INCOME TAXES                                                    521,000          521,000

LONG-TERM DEBT, net of current portion                                 5,991,000        5,449,000

MINORITY INTEREST IN JOINT VENTURE                                       644,000          860,000

STOCKHOLDERS' EQUITY

    Class A convertible preferred stock -
        par value $1.00 per share;
        1,000,000 shares authorized;
        no shares issued and outstanding                                      --               --

    Common stock - par value $0.66 2/3 per share;
        9,000,000 shares authorized; 5,764,352 and 5,766,019
        shares issued and outstanding at December 31, 1998
        and September 30, 1999, respectively                           3,843,000        3,844,000
    Additional paid-in capital                                         6,105,000        6,113,000
    Retained earnings                                                 19,294,000       22,493,000
                                                                     -----------      -----------

                                                                      29,242,000       32,450,000
    Less:

        Treasury stock - 717,115 shares of common stock at cost        1,782,000        1,782,000
                                                                     -----------      -----------

               Total stockholders' equity                             27,460,000       30,668,000
                                                                     -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $45,389,000      $53,850,000
                                                                     ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                              ----------------------------    ----------------------------
                                                  1998            1999            1998            1999
                                              ------------    ------------    ------------    ------------
NET SALES                                     $ 14,963,000    $ 21,750,000    $ 46,410,000    $ 56,011,000
COST OF GOODS SOLD                              11,245,000      15,862,000      34,475,000      41,784,000
                                              ------------    ------------    ------------    ------------

    Gross profit                                 3,718,000       5,888,000      11,935,000      14,227,000

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                         2,811,000       3,636,000       8,543,000      10,132,000
                                              ------------    ------------    ------------    ------------

    Income from operations                         907,000       2,252,000       3,392,000       4,095,000

OTHER INCOME (EXPENSE)
    Interest income                                 65,000          87,000         214,000         226,000
    Interest expense                              (150,000)       (141,000)       (404,000)       (444,000)
    Other                                          (32,000)         50,000          (2,000)         89,000
                                              ------------    ------------    ------------    ------------
                                                  (117,000)         (4,000)       (192,000)       (129,000)

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST                                  790,000       2,248,000       3,200,000       3,966,000

PROVISION FOR INCOME TAXES                         233,000         510,000         933,000         647,000
Minority interest in joint venture earnings         (3,000)        (54,000)         (6,000)       (120,000)
                                              ------------    ------------    ------------    ------------

NET INCOME                                    $    554,000    $  1,684,000    $  2,261,000    $  3,199,000
                                              ============    ============    ============    ============

EARNINGS PER SHARE
    BASIC                                     $       0.11    $       0.33    $       0.45    $       0.63
    DILUTED                                   $       0.11    $       0.31    $       0.42    $       0.60
                                              ============    ============    ============    ============

Number of shares used in computation
    Basic                                        5,047,237       5,047,491       5,022,939       5,047,322
    Diluted                                      5,231,630       5,410,451       5,366,861       5,297,077
                                              ============    ============    ============    ============



   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                             -----------------------------
                                                                 1998              1999
                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                               $ 2,261,000       $ 3,199,000
    Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                                767,000         1,949,000
    Minority interest earnings                                     6,000           120,000
    Interest income accrued on advances to vendor               (137,000)          115,000
    Changes in operating assets:
        Accounts receivable                                      446,000        (4,736,000)
        Inventories                                              187,000          (722,000)
        Prepaid expenses and other assets                       (753,000)         (385,000)
    Changes in operating liabilities:
        Accounts payable                                      (1,474,000)        3,835,000
        Accrued liabilities                                       69,000           986,000
        Income taxes payable                                    (224,000)         (169,000)
                                                             -----------       -----------

           Net cash provided by operating activities           1,148,000         4,192,000
                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                 (6,435,000)       (5,386,000)

           Net cash used by investing activities              (6,435,000)       (5,386,000)
                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances on line of credit, net                            1,297,000           927,000
    Net proceeds from the issuance of capital stock              256,000             9,000
    Minority interest capital contribution                       305,000            96,000
    Proceeds from (repayments of) long-term obligations        2,510,000          (542,000)
                                                             -----------       -----------

           Net cash provided by financing activities           4,368,000           490,000
                                                             -----------       -----------

DECREASE IN CASH                                                (919,000)         (704,000)

CASH AT BEGINNING OF PERIOD                                    2,325,000         2,415,000
                                                             -----------       -----------

CASH AT END OF PERIOD                                        $ 1,406,000       $ 1,711,000
                                                             ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid during the period for:
       Interest                                              $   190,000       $   218,000
                                                             ===========       ===========
       Income taxes                                          $ 1,552,000       $ 1,131,000
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


NOTE B - INCOME TAXES

               The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, the Company has recorded a net deferred tax asset of $1,099,000 resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and certain expense accruals, which are not currently deductible for income tax purposes.

               The income tax expense as a percentage of pre-tax income differs from the statutory combined federal and state tax rates. The primary reasons for this difference are (i) in accordance with Chinese tax policy, earnings of Diodes-China are not subject to tax for the first two years upon commencement of cumulative profitable operations, and (ii) earnings of Diodes-Taiwan are not subject to State income tax in the U.S.

               Under Federal tax law, foreign earnings are taxed when funds are distributed by foreign subsidiaries to the parent Company. A temporary difference between financial and tax reporting exists for profits earned at the foreign subsidiary level not distributed to the parent. A deferred tax liability of $521,000 is reflected in the balance sheet for a dividend of approximately $4.5 million expected to be issued from the Taiwanese subsidiary to the parent Company. Approximately $1.9 million will be distributed in 1999, with the remaining $2.6 million by year-end 2000. The Company has not established a deferred tax liability for the remaining undistributed earnings of this subsidiary of approximately $5.0 million since the Company views this amount as a permanent investment and has no current plans, intentions or obligation to distribute all or part of that amount from Taiwan to the United States.


NOTE C - ADVANCES TO RELATED PARTY VENDOR

               Under a compensation-trade agreement the Company has advanced $2.5 million in cash to a related party vendor, FabTech Incorporated ("FabTech"), a wholly owned subsidiary of Vishay/Lite-On Power Semiconductor, Pte, Ltd. ("VLPSC"). Interest accrues monthly at an interest rate equal to the Company's borrowing interest rate on its long-term bank loan with total accrued interest of approximately $411,000 as of September 30, 1999. Amounts advanced, including interest, are payable beginning in 1999 and expiring February 2001 when any outstanding balances become due on demand. The compensation-trade agreement allows the Company to recover interest and principal due by deducting a fixed amount ($10.00) per unit for products (silicon wafers) purchased from FabTech. As of September 30, 1999, the Company expects this note to be collected, including interest, no later than February 2001, as per the terms of the agreement.

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

                                    Shanghai
                                    KaiHong      Diodes-Taiwan        Diodes
    THREE MONTHS ENDED            Electronics   Corporation, Ltd.  Incorporated      Consolidated
    SEPTEMBER 30, 1998              (China)          (Taiwan)     (United States)       Segments
    ------------------            ------------  ----------------- ---------------    ------------
Total sales                       $    812,000     $  6,580,000     $ 11,100,000     $ 18,492,000
Inter-segment sales                   (812,000)      (1,977,000)        (740,000)      (3,529,000)
                                  ------------     ------------     ------------     ------------
   Net sales                      $         --     $  4,603,000     $ 10,360,000     $ 14,963,000

Depreciation and amortization     $    193,000     $     15,000     $     76,000     $    284,000
Interest expense (income), net    $     (9,000)    $      2,000     $     92,000     $     85,000
Income tax provision (benefit)    $         --     $    243,000     $    (10,000)    $    233,000
Net income (loss)                 $     47,000     $    522,000     $    (15,000)    $    554,000
Segment assets                    $ 11,146,000     $  9,031,000     $ 23,183,000     $ 43,360,000

                                    Shanghai
                                    KaiHong      Diodes-Taiwan        Diodes
    THREE MONTHS ENDED            Electronics   Corporation, Ltd.  Incorporated      Consolidated
    SEPTEMBER 30, 1999              (China)          (Taiwan)     (United States)       Segments
    ------------------            ------------  ----------------- ---------------    ------------
Total sales                       $  2,945,000     $ 13,136,000     $ 12,972,000     $ 29,053,000
Inter-segment sales                 (2,124,000)      (4,306,000)        (873,000)      (7,303,000)
                                  ------------     ------------     ------------     ------------
   Net sales                      $    821,000     $  8,830,000     $ 12,099,000     $ 21,750,000

Depreciation and amortization     $    611,000     $     47,000     $     65,000     $    723,000
Interest expense (income), net    $    (34,000)    $      2,000     $     86,000     $     54,000
Income tax provision (benefit)    $         --     $    494,000     $    (16,000)    $    510,000
Net income (loss)                 $  1,032,000     $  1,149,000     $   (497,000)    $  1,684,000
Segment assets                    $ 18,736,000     $ 15,149,000     $ 19,965,000     $ 53,850,000


                                    Shanghai
                                    KaiHong      Diodes-Taiwan        Diodes
    NINE MONTHS ENDED             Electronics   Corporation, Ltd.  Incorporated      Consolidated
    SEPTEMBER 30, 1998              (China)          (Taiwan)     (United States)       Segments
    ------------------            ------------  ----------------- ---------------    ------------
Total sales                       $  2,307,000     $ 21,109,000     $ 35,451,000     $ 58,867,000
Inter-segment sales                 (2,248,000)      (8,695,000)      (1,514,000)     (12,457,000)
                                  ------------     ------------     ------------     ------------
   Net sales                      $     59,000     $ 12,414,000     $ 33,937,000     $ 46,410,000

Depreciation and amortization     $    517,000     $     46,000     $    204,000     $    767,000
Interest expense (income), net    $      5,000     $         --     $    185,000     $    190,000
Income tax provision (benefit)    $         --     $    743,000     $    190,000     $    933,000
Net income (loss)                 $    113,000     $  1,874,000     $    274,000     $  2,261,000
Segment assets                    $ 11,146,000     $  9,031,000     $ 23,183,000     $ 43,360,000


                                    Shanghai
                                    KaiHong      Diodes-Taiwan        Diodes
    THREE MONTHS ENDED            Electronics   Corporation, Ltd.  Incorporated      Consolidated
    SEPTEMBER 30, 1998              (China)          (Taiwan)     (United States)       Segments
    ------------------            ------------  ----------------- ---------------    ------------
Total sales                       $  7,199,000     $ 31,951,000     $ 34,352,000     $ 73,502,000
Inter-segment sales                 (5,065,000)     (10,348,000)      (2,078,000)     (17,491,000)
                                  ------------     ------------     ------------     ------------
   Net sales                      $  2,134,000     $ 21,603,000     $ 32,274,000     $ 56,011,000

Depreciation and amortization     $  1,653,000     $     89,000     $    207,000     $  1,949,000
Interest expense (income), net    $    (37,000)    $         --     $    255,000     $    218,000
Income tax provision (benefit)    $         --     $  1,081,000     $   (434,000)    $    647,000
Net income (loss)                 $  2,283,000     $  2,228,000     $ (1,312,000)    $  3,199,000
Segment assets                    $ 18,736,000     $ 15,149,000     $ 19,965,000     $ 53,850,000

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


GENERAL

               Diodes Incorporated (the "Company") is a manufacturer of high-quality discrete semiconductor devices to leading manufacturers in the automotive, electronics, computing and telecommunications industries. The Company's products include small signal transistors and MOSFETs, transient voltage suppressors (TVSs), zeners, Schottkys, diodes, rectifiers and bridges. Products are sold primarily in North America and Asia, both directly to end-users and through electronic component distributors.

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

               The Company's Far East subsidiaries, Diodes-Taiwan and Diodes-China, both manufacture product for sale to North America and the Far East. Diodes-Taiwan's manufacturing focuses on products such as axial Schottky and MELF rectifiers. These "general use" products are destined for end products in the automotive industry as well as for use in commercial appliances, household lighting, and electric hand tools, among others. Diodes-China's manufacturing focuses on SOT-23 and SOD-123 products. These surface mount devices ("SMD's") are used in the computer and telecommunication industries and are destined for cellular phones, notebook computers, pagers, PCMCIA cards, modems, and garage door transmitters, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand-held devices continue.

               The discrete semiconductor industry has, for the last few years, been subject to severe pricing pressures, compounded by the Asian economic situation. Although manufacturing costs have been falling, excess manufacturing capacity and over-inventory have caused selling prices to fall at a greater extent than manufacturing costs. Because of this competitive environment, gross profit margins have declined from 28.3% in 1995 to 25.4% for the nine months ended September 30, 1999. To compete in this highly competitive industry, in recent years, the Company has committed substantial resources to the development and implementation of two areas of operation: (i) sales and marketing, and (ii) manufacturing.

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

               Beginning in 1998 and continuing throughout the first nine months of 1999, the Company, particularly through its North American operations, increased the amount of product shipped to larger distributors. Although these sales were significant in terms of total sales dollars and gross margin dollars, they generally were under agreements that resulted in lower gross profit margins for the Company when compared to sales to smaller distributors and OEM customers. As the consolidation of electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to larger distributors, and thus may result in continuing pressure on gross profit margins.

               The Company purchases silicon wafers, the basic material from which discrete semiconductor are manufactured. In 1999, the Company began purchasing wafers, primarily from two related parties, VLPSC and FabTech, for resale to its customers as well. For the three and nine months ended September 30, 1999, sales of wafers were $909,000 and $2.3 million, respectively, at gross profit margins significantly lower than the Company's historical profit margins. There can be no assurance that the Company can continue to obtain wafers from VLPSC or FabTech for internal use or for resale.

               Since 1997, the Company's manufacturing focus has primarily been in the development and expansion of Diodes-China. As of September 30, 1999, the Company has purchased approximately $18.5 million in plant and equipment for the manufacturing facility, which supplies product for sale primarily in North America and the Far East. The investment allows for the manufacture of additional SOT-23 packaged components as well as other surface-mount packaging, including the smaller SOD packages. Approximately $5.0 million of the Company's existing credit facility has been used to finance the additional manufacturing capacity.

               In November 1999, the Company's Board of Director's approved an additional expansion of plant and equipment at Diodes-China of approximately $6.5 million bringing the total expansion plans to approximately $11.0 million. This expansion will increase capacity for SOT-23 type packages to meet current demand, and increase capacity for even smaller, subminiature packages such as SOD-323, SOT-323/353/363, and SOD-123. The capacity generated from the previously announced $4.5 million expansion has already been sold out through year 2000. The investment will be financed by existing and future cash flow, as well as by existing borrowing arrangements. The Company will continue to expand Diodes-China's capacity as demand warrants.

               The Company's overall effective federal, state, and foreign tax rate decreased to 16.3% for the nine months ended September 30, 1999 from 29.2% for the first nine months of 1998. The decrease in the Company's effective tax rate is due primarily to the increase in Diodes-China's contribution to net income at a tax rate of 0%.

               Net Sales, Cost of Goods Sold and Other Income for the three- and nine-month periods ended September 30, 1998 have been restated to be consistent with the current presentation of certain transactions. In the past, profit realized on drop shipments from Diodes-Taiwan was accounted for as "Commission Income" under "Other Income". These shipments (which are expected to become an increasingly significant part of the Company's business) are now included in "Net Sales", with an appropriate charge to "Cost of Goods Sold". The income derived from these transactions is now included in Gross Profit. These changes have no effect on Net Income and Earnings per Share. The increase to Net Sales and Gross Profit, and the decrease in Other Income for the three months ended September 30, 1998 was $317,000, $104,000, and $104,000, respectively. The increase to Net Sales and Gross Profit, and the decrease in Other Income for the nine months ended September 30, 1998 was $626,000, $323,000, and $323,000,
respectively. In addition, Minority Interest in Joint Venture Earnings is presented after Provision for Income Taxes as per Rule 5-03(b)12 of Regulation S-X.

               The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue ("Y2K") and has developed an implementation plan to resolve the issue. Y2K is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for Y2K compliance. Confirmation has been received from the Company's primary product vendors and major customers that plans are being developed to address processing of transactions in the year 2000. The total cost of Y2K compliance was not considered a material expense. All internal critical systems have been tested and the Company believes that, with its modifications to existing software and its upgrades to Y2K compliant software, Y2K will not pose significant operational problems for the Company's computer systems. However, if (i) problems surface that have not yet been identified that will require substantial time and resources to remedy, or (ii) such modifications and upgrades are not completed timely by the Company's business partners, they could have a material adverse effect on the Company's business.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

               The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                           PERCENT OF NET SALES          PERCENTAGE
                                            THREE MONTHS ENDED         DOLLAR INCREASE
                                               SEPTEMBER 30,              (DECREASE)
                                       ---------------------------   -------------------
                                          1998             1999          `98 TO `99
                                       ---------------------------   -------------------
Net sales                                100.0%           100.0%            45.4%
Cost of goods sold                       (75.1)           (72.9)            41.1
                                       --------         --------         --------

Gross profit                              24.9             27.1             58.4

Selling, general & administrative
expenses ("SG&A")                        (18.8)           (16.7)            29.3
                                       --------         --------         --------

Income from operations                     6.1             10.4            148.3

Interest expense, net                     (0.6)            (0.3)           (36.5)

Other income                              (0.2)             0.2            256.3
                                       --------         --------         --------

Income before taxes                        5.3             10.3            184.6

Income taxes                               1.6              2.3            118.9
Minority interest                          0.0             (0.3)            --
                                       --------         --------         --------
Net income                                 3.7              7.7            204.0
                                       ========         ========         ========


               The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                           1998              1999
                                       ------------      ------------
     NET SALES                         $ 14,963,000      $ 21,750,000

               Net sales increased approximately $6.8 million, or 45.4%, for the three months ended September 30, 1999 compared to the same period last year, due primarily to a 55.2% increase in units sold, as a result of an increased demand for the Company's products, primarily in the Far East. Diodes-China's trade sales of $821,000, compared to $0 in the same period last year, was partly offset by a 6.3% decrease in the Company's average selling price, primarily in the Far East. The Company anticipates these pricing pressures will continue for the balance of the year, though the severity should slowly diminish. In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech for resale in the Far East. Sales totaling $909,000 of silicon wafers also contributed to the increase in sales. There can be no guarantee that sales of silicon wafers will continue in the future.

                                                    1998                1999
                                                -----------         -----------
COST OF GOODS SOLD                              $11,245,000         $15,862,000
GROSS PROFIT                                    $ 3,718,000         $ 5,888,000
GROSS PROFIT MARGIN PERCENTAGE                      24.9%               27.1%


Gross profit increased approximately $2.2 million, or 58.4%, due primarily to the 45.4% increase in sales. Manufacturing profit at Diodes-China at higher gross profit margins contributed to an increase in gross margin percentage to 27.1% for the three months ended September 30, 1999 compared to 24.9% for the same period in 1998. Although gross profit margins strengthened in the third quarter of 1999, pricing pressures continue to exist on many of the Company's product lines, and there can be no guarantee that margins will continue to improve.

                                                1998              1999
                                            -----------       -----------
SG&A                                        $ 2,811,000       $ 3,636,000

               SG&A for the three months ended September 30, 1999 increased approximately $825,000, or 29.3%, compared to the same period last year, due primarily to increases in management expenses at Diodes-China, higher Company-wide marketing and advertising expenses, increased sales commissions at Diodes-Taiwan, and additional sales and engineering personnel. SG&A as a percentage of sales decreased to 16.7% from 18.8% in the comparable period last year.

                                                      1998                1999
                                                    --------            --------
INTEREST INCOME                                     $ 65,000            $ 87,000
INTEREST EXPENSE                                    $150,000            $141,000
NET INTEREST EXPENSE                                $ 85,000            $ 54,000

               Net interest expense for the three months ended September 30, 1999 decreased $31,000, due primarily to a decreased use of the Company's credit facility to support the expansion of Diodes-China versus the same period last year. The Company's interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in the Diodes-China manufacturing facility and (ii) the $2.9 million, including accrued interest, advanced to FabTech. Interest income is primarily the interest charged to FabTech, a related party, under the Company's formal loan agreement, as well as earnings on its cash balances.

                                               1998               1999
                                             ---------          --------
OTHER INCOME (EXPENSE)                       $ (32,000)         $ 50,000

               Other income for the three months ended September 30, 1999 increased approximately $82,000 compared to the same period last year, due primarily to currency exchange fluctuation at the Company's subsidiaries in Taiwan and China.

                                                1998              1999
                                             ---------          ---------
PROVISION FOR INCOME TAXES                   $ 233,000          $ 510,000

               The Company's overall effective federal, state, and foreign tax rate decreased to 22.7% for the three months ended September 30, 1999 from 29.5% in the comparable period last year. This decrease is due primarily to the increase in Diodes-China's contribution to net income at a tax rate of 0%. Based upon tax rates in the U.S. and Taiwan and the expected profitability of each of the Company's three business segments during the balance of the year, it is anticipated that for the twelve months of 1999, the provision for income taxes will be in the range of 15-20% of pre-tax income.

                                               1998              1999
                                             --------          ---------
MINORITY INTEREST IN JOINT VENTURE           $ (3,000)         $ (54,000)

               Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for the three months ended September 30, 1999 is primarily the result of increased sales. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of Diodes-China are included therein. As of September 30, 1999, the Company had a 95% controlling interest in the joint venture.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

               The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                          PERCENT OF NET SALES          PERCENTAGE
                                            NINE MONTHS ENDED         DOLLAR INCREASE
                                              SEPTEMBER 30,              (DECREASE)
                                      ---------------------------   -------------------
                                         1998             1999          `98 TO `99
                                      ---------------------------   -------------------
Net sales                               100.0%            100.0%            20.7%

Cost of goods sold                      (74.3)            (74.6)            21.2
                                      ---------          --------         --------

Gross profit                             25.7              25.4             19.2

Selling, general & administrative
expenses ("SG&A")                       (18.4)            (18.1)            18.6
                                      ---------          --------         --------

Income from operations                    7.3               7.3             20.7

Interest expense, net                    (0.4)             (0.4)            14.7

Other income                              0.0               0.2             --
                                      ---------          --------         --------

Income before taxes                       6.9               7.1             23.9

Income taxes                              2.0               1.2            (30.7)
Minority interest                         0.0              (0.2)            --
                                      ---------          --------         --------

Net income                                4.9               5.7             41.5
                                      =========          ========         ========

               The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                                1998              1999
                                            ------------      ------------
NET SALES                                   $ 46,410,000      $ 56,011,000

               Net sales increased approximately $9.6 million, or 20.7%, for the nine months ended September 30, 1999 compared to the same period last year, due primarily to a 37.1% increase in units sold, as a result of an increased demand for the Company's products, primarily in the Far East. Diodes-China trade sales of $2.1 million, compared to $59,000 in the same period last year, was partly offset by a 12.8% decrease in the Company's average selling price, primarily in the Far East. The Company anticipates these pricing pressures will continue for the balance of the year, though the severity should slowly diminish. Sales totaling $2.3 million of silicon wafers, a new product line in 1999, also contributed to the increase in sales. There can be no guarantee that sales of silicon wafers will continue in the future.

                                                1998              1999
                                            ------------      ------------
COST OF GOODS SOLD                          $ 34,475,000      $ 41,784,000
GROSS PROFIT                                $ 11,935,000      $ 14,227,000
GROSS PROFIT MARGIN PERCENTAGE                 25.7%              25.4%

Gross profit increased approximately $2.3 million, or 19.2%, due primarily to the 20.7% increase in sales, partly offset by margin pressures. Continuing pricing pressures within the discrete semiconductor industry, primarily in the Far East, and an increase in the percentage of the Company's sales to larger distributors at lower gross profit margins contributed to a decrease in gross margin percentage to 25.4% for the nine months ended September 30, 1999 compared to 25.7% for the same period in 1998. In addition, silicon wafer sales in the Far East, at substantially lower gross margins than the Company's primary product lines, also contributed to the lower gross margin percentage. Although gross profit margins seem to be strengthening, pricing pressures continue to exist on many of the Company's product lines, and there can be no guarantee of margin improvement.

                                                1998              1999
                                            -----------       ------------
SG&A                                        $ 8,543,000       $ 10,132,000

               SG&A for the nine months ended September 30, 1999 increased approximately $1.6 million, or 18.6%, compared to the same period last year, due primarily to increases in management expenses at Diodes-China, higher Company-wide marketing and advertising expenses, increased sales commissions at Diodes-Taiwan, and additional sales and engineering personnel. SG&A as a percentage of sales decreased to 18.1% from 18.4% in the comparable period last year.

                                                1998              1999
                                             ---------          ---------
INTEREST INCOME                              $ 214,000          $ 226,000
INTEREST EXPENSE                             $ 404,000          $ 444,000
NET INTEREST EXPENSE                         $ 190,000          $ 218,000

               Net interest expense for the nine months ended September 30, 1999 increased $28,000, due primarily to a increased use of the Company's credit facility to support the expansion of Diodes-China versus the same period in 1998. The Company's interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in the Diodes-China manufacturing facility and (ii) the $2.9 million, including accrued interest, advanced to FabTech. Interest income is primarily the interest charged to FabTech, a related party, under the Company's formal loan agreement, as well as earnings on its cash balances.

                                               1998               1999
                                             --------           --------
OTHER INCOME                                 $ (2,000)          $ 89,000

               Other income for the nine months ended September 30, 1999 increased approximately $91,000, compared to the same period last year, due primarily to currency exchange fluctuation at the Company's subsidiaries in Taiwan and China.

                                                1998              1999
                                             ---------          ---------
PROVISION FOR INCOME TAXES                   $ 933,000          $ 647,000

               The Company's overall effective federal, state, and foreign tax rate decreased to 16.3% for the nine months ended September 30, 1999 from 29.2% in the first nine months of 1998. This decrease is due primarily to the increase in Diodes-China's contribution to net income at a tax rate of 0%. Based upon tax rates in the U.S. and Taiwan and the expected profitability of each of the Company's three business segments during the balance of the year, it is anticipated that for the twelve months of 1999, the provision for income taxes will be in the range of 15-20% of pre-tax income.

                                               1998               1999
                                             --------          ----------
MINORITY INTEREST IN JOINT VENTURE           $ (6,000)         $ (120,000)

               Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for the nine months ended September 30, 1999 is primarily the result of increased sales. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of Diodes-China are included therein. As of September 30, 1999, the Company had a 95% controlling interest in the joint venture.


FINANCIAL CONDITION
        LIQUIDITY AND CAPITAL RESOURCES

               Cash provided by operating activities for the nine months ended September 30, 1999 was $4.2 million compared to $1.1 million for the same period in 1998. The primary sources of cash flows from operating activities in 1999 were net income of $3.2 million and an increase in accounts payable of $3.8 million. The primary use of cash flows from operating activities in 1999 was an increase in accounts receivable of $4.7 million. The primary sources of cash flows from operating activities for the nine months ended September 30, 1998 were net income of $2.3 million and a decrease in accounts receivable of $446,000, while the primary use was a $1.5 million decrease in accounts payable.

               Since December 31, 1998 accounts receivable from customers has increased 53.8% due primarily to a slowing trend in payments from major distributors. The Company does not expect this trend to result in additional bad debt expense. The Company continues to closely monitor its credit policies, while at times providing more flexible terms, primarily to its Asian customers, when necessary. The ratio of the Company's current assets to current liabilities on September 30, 1999 was 1.99 to 1, compared to a ratio of 2.55 to 1 on December 31, 1998.

               Cash used by investing activities was $5.3 million as of September 30, 1999, compared to $6.4 million during the same period in 1998. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility.

               Cash provided by financing activities was $394,000 for the nine months ended September 30, 1999, compared to $4.4 million for the same period in 1998. In March 1998, the Company amended an August 1996 loan agreement whereby the Company obtained a $23.1 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million and term commitment notes providing up to $14 million for plant expansion, advances to vendors, and letters of credit for Diodes-China. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of September 30, 1999. The working capital line of credit expires June 30, 2000 and contains a sublimit of $3.0 million for issuance of commercial and stand-by letters of credit. As of September 30, 1999, approximately $7.4 million is outstanding under the term note commitment, and the average interest rate on outstanding borrowings was approximately 6.4%.

               The Company has used its credit facility primarily to fund the advances to Diodes-China and FabTech as well as to support its operations. At September 30, 1999, amounts due from FabTech, including accrued interest, are approximately $2.9 million, and the entire amount is due February 2001. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements.

               In July 1998, the Company replaced two previously filed guarantees to Shanghai Kaihong Electronics Co., Ltd. (Diodes-China) and the minority investor of the Diodes-China joint venture for $1.0 million and $850,000, respectively, as well as a $1.0 million letter of credit, with a $3.0 million guarantee. The Company is in the process of extending this agreement as well as increasing the borrowing limits.

               Total working capital decreased approximately 3.2% to $16.1 million as of September 30, 1999, from $16.6 million as of December 31, 1998. The Company believes that such working capital position will be sufficient for growth opportunities.

               The Company's long-term debt to equity ratio decreased to 0.25 at September 30, 1999, from 0.30 at December 31, 1998. The Company's total debt to equity ratio increased to 0.73 at September 30, 1999, from 0.63 at December 31, 1998. It is anticipated that these ratios may increase as the Company continues to use its credit facilities to fund additional sourcing and manufacturing opportunities.

               As of September 30, 1999, the Company has no material plans or commitments for capital expenditures other than in connection with the expansion at Diodes-China. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share.

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

               There are many factors that could cause the events in such forward looking statements to not occur, including but not limited to:

-  general or specific economic conditions
-  fluctuations in product demand
-  introduction of new products
-  Company's ability to maintain customer relationships
-  technological advancements
-  impact of competitive products and pricing
-  change in growth in targeted markets
-  risks of foreign operations such as Diodes-China and Diodes-Taiwan
- ability and willingness of the Company's customers to purchase products provided by the Company
- perceived absolute or relative overall value of these products by the purchasers, including the features, quality, and price in comparison to other competitive products
- level of availability of products and substitutes and the ability and willingness of purchasers to acquire new or advanced products
- pricing, purchasing, financing, operational, advertising and promotional decisions by intermediaries in the distribution channels which could affect the supply of or end-user demands for the Company's products
- amount and rate of growth of the Company's selling, general and administrative expenses
-  difficulties in obtaining materials, supplies and equipment
- difficulties or delays in the development, production, testing and marketing of products
-  failure to ship new products and technologies when anticipated
-  failure of customers to accept these products or technologies when planned
-  defects in products o any failure of economies to develop when planned
- acquisition of fixed assets and other assets, including inventories and receivables
-  making or incurring of any expenditures
- effects of and changes in trade, monetary and fiscal policies, laws and regulations
-  other activities of governments, agencies and similar organizations
- changes in social and economic conditions, such as trade restriction or prohibition, inflation and monetary fluctuation, import and other charges or taxes, especially at Diodes-China and Diodes-Taiwan
- ability or inability of the Company to obtain or hedge against foreign currency
-  foreign exchange rates and fluctuations in those rates
-  intergovernmental disputes

- developments or assertions by or against the Company relating to intellectual property rights
- adaptations of new, or changes in, accounting policies and practices in the application of such policies and practices and the effects of changes within the Company's organization
-  changes in compensation benefit plans
- activities of parties with which the Company has an agreement or understanding, including any issues affecting any investment or joint venture in which the Company has an investment
- amount, and the cost of financing which the Company has, and any changes to that financing
- any other information detailed from time to time in the Company's filings with the United States Securities and Exchange Commission.

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





DIODES INCORPORATED (Registrant)



By:  /s/ Carl Wertz                                            November 10, 1999
-----------------------------------------------------
CARL WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)

                                INDEX TO EXHIBITS




EXHIBIT 11            COMPUTATION OF EARNINGS PER SHARE                 Page 23

EXHIBIT 27            FINANCIAL DATA SCHEDULE                           Page 24