Form 10-K405
period 1999-12-31
DIODES INC /DEL/
filed 2000-03-30
CIK 29002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended DECEMBER 31, 1999.
                                       Or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 3,267,190 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the American Stock Exchange on March 17, 2000 of $32.875 per share, was approximately $107,408,871. The number of shares of the registrant's Common Stock outstanding as of March 17, 2000, was 6,072,522 including 717,115 shares of treasury stock.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1999.

                                     PART I


ITEM 1. BUSINESS

        BUSINESS DEVELOPMENT

               Diodes Incorporated (the "Company") was formed in 1959 under the laws of Delaware. The Company is engaged in the manufacture, sale, and distribution of discrete semiconductors worldwide, primarily to manufacturers of automotive, computer and telecommunication products and to distributors of electronic components. In addition to the Company's corporate headquarters in Westlake Village, California, which provides sales, marketing and engineering functions, the Company's wholly-owned subsidiary, Diodes Taiwan Corporation, Ltd. ("Diodes-Taiwan"), maintains a sales, manufacturing, engineering, and purchasing facility in Taipei, Taiwan. The Company also has a 95% interest in a sales and manufacturing facility, Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China" formerly referred to as "KaiHong"), in Shanghai, China.

               In July 1997, Vishay Intertechnology, Inc. ("Vishay") and the Lite-On Group, a Taiwanese consortium, formed a joint venture -- Vishay/Lite-On Power Semiconductor Pte., Ltd. ("Vishay/LPSC") -- to acquire Lite-On Power Semiconductor Corp. ("LPSC"), the Company's largest shareholder and a member of the Lite-On Group of the Republic of China. Vishay is a Fortune 1,000 Company with annual sales of $1.8 billion, and the largest U.S. and European manufacturer of passive electronic components (resistors, capacitors, inductors) and a major producer of discrete semiconductors (diodes, optoelectronics, transistors), IrDCs (infrared communication devices), and power and analog switching integrated circuits. The Lite-On Group, with worldwide sales of approximately $2 billion, is a leading manufacturer of power semiconductors, computer peripherals, and communication products. The Vishay/LPSC joint venture includes the worldwide discrete power semiconductor business of LPSC and the Asian passive component business of Vishay. Vishay holds a 65% controlling interest in the joint venture, and the Lite-On Group holds the other 35%. In March 2000, Vishay agreed to sell their 65% interest in Vishay/LPSC to the Lite-On Group. See "Item 1. Business: New Developments."

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

               In terms of function, integrated circuits are far more complex than discrete semiconductors. They are multi-function devices of the sort found in computer memory boards and central processing units. Integrated circuits, characterized by rapid changes in both production and application, and the desire to put ever-more intelligence into ever-smaller packages, have required the development of manufacturing techniques that are sophisticated and expensive.

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

        MANUFACTURING AND SIGNIFICANT VENDORS

               The Company's Far East subsidiaries, Diodes-Taiwan and Diodes-China, manufacture product for sale primarily to North America and Asia. Diodes-Taiwan's manufacturing focuses on products such as axial schottky and melf rectifiers, to name a few. These "general use" products are destined for end products in the automotive industry, as well as for use in commercial appliances, household lighting, and electric hand tools, among others. Diodes-China's manufacturing focuses on SOT-23 and SOD-123 products. These surface-mount devices ("SMD") are much smaller in size and are used in the computer and telecommunication industries, destined for cellular phones, notebook computers, pagers, PCMCIA cards, modems, and garage door transmitters, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand -held devices continue.

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

               All of the products sold by the Company, as well as the materials used by the Company in its manufacturing operations, are available both domestically and abroad. In 1999, the two largest external suppliers of products to the Company were Vishay/LPSC and General Semiconductor Corporation. During the year ended December 31, 1999, approximately 22% and 7% of the Company's sales were from product manufactured by these two vendors, respectively, versus 25% and 16% in 1998, respectively. See Notes 9 and 10 of "Notes to Consolidated Financial Statements" for a description of the major vendors and the relationship between Vishay/LPSC and the Company. In addition, sales of product manufactured by Diodes-China and Diodes- Taiwan, the Company's two manufacturing subsidiaries, were approximately 23% and 11% in 1999 versus 13% and 12% in 1998. The Company anticipates that Diodes-China will become an increasingly valuable supplier. No other manufacturer of discrete semiconductors accounted for more than 5% of the Company's sales in 1999. See "Item 1. - Business: New Developments."

               In 1996, the Company has entered into an agreement with FabTech, Inc. ("FabTech"), a wholly-owned subsidiary of Vishay/LPSC, whereby the Company has access to an additional supply of processed wafers used in the manufacture of several types of discrete semiconductors. As part of the agreement, the Company has provided FabTech with approximately $2.5 million (plus accrued interest) in working capital to be used in upgrading, reconfiguring, and starting up operations at an existing wafer fabrication facility located in Lee's Summit, Missouri.

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

               Products are sold under two brand names; Diodes, Inc. and Vishay/Lite-On Power Semiconductor. The Company is unifying product lines under a limited number of brand names in order to establish brand name unity and consistency of product, and to capitalize on brand name recognition, where possible. Although customers continue to recognize Diodes brand products and view the Company as a separate vendor than Vishay, at this time it is uncertain as to the effect that the Vishay/LPSC transaction (see "Item 1. - Business: New Developments.") will have on brand recognition or major distributors. However, management believes that with the Company's competitive pricing, internal manufacturing capabilities and capacity, customer/applications engineering, and strong customer service reputation, the impact of the Vishay/LPSC transaction should have no adverse impact on customer relations.

               The Company sells its products through its own internal and regional sales departments, as well as through representatives and distributors. The Company's sales team, aided by the sales force of approximately 30 independent sales representatives located throughout North America and Asia, supplies approximately 250 OEM accounts. In 1999, OEM customers accounted for approximately 58% of the Company's sales, compared to approximately 53% in 1998. OEM customers range from small, privately held electronics companies to Fortune 500 companies.

               The Company further supplies approximately 40 stocking distributors (42% of 1999 sales), who collectively sell to approximately 10,000 customers on the Company's behalf. A significant benefit from the affiliation with Vishay was the broadening of the Company's distribution network to include major distributors such as Future, Arrow, and Marshall, to complement the Company's existing distributor network that includes Jaco, Kent, Reptron, Sterling, TTI, All American, and Advacom, among others. See "Item 1. - Business:
New Developments."

               Through ongoing sales and customer service efforts, the Company continues to develop business relationships with companies who are considered leaders in their respective market segments, such as automotive, telecommunications, personal computers, computer peripherals and industrial. The Company's marketing efforts also have benefited from an ongoing program to develop strategic alliances with manufacturers, such as Vishay/LPSC and FabTech, among others, to better control its destiny in terms of the price, the quality and especially the availability of the products it sells. See "Item 1. -
Business: New Developments."

               The Company's products are sold primarily in North America and the Far East, both directly to end users and through electronic component distributors. In 1999, approximately 56% and 44% of the Company's products were sold in North America and the Far East, respectively, compared to 71% and 29% in 1998, respectively. See Note 11 of "Notes to Consolidated Financial Statements" for a description of the Company's adoption of SFAS No. 131, Disclosures about Segments of and Enterprise and Related Information. The increase in the percentage of sales in the Far East is expected to continue as the Company believes there is greater potential to increase market share in that region due to the expanding base of electronic product manufacturers.

               During the past eight years, the Company has pursued an aggressive program to improve product quality and customer service in order to support more broad-based, strategic accounts. For the fiscal years ended December 31, 1999, 1998, and 1997, the sale of discrete semiconductor products represented 100 percent of the Company's sales and the Company intends to continue this focus on discrete semiconductors.

               In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech for resale to customers in the Far East. Silicon wafer sales in 1999 were $4,005,000. The gross margin percentage on sales of silicon wafers, though still profitable, is far below that of the Company's standard product line. Silicon wafer sales are a complementary service for some customers, rather than a focused product line. It is anticipated that sales of silicon wafers may not continue beyond the second half of 2000 as the Company evaluates other, more profitable complementary products.

               Through Diodes-Taiwan, the Company employs a general manager who acts as the Far East purchasing liaison with respect to product procurement from other vendors located in the Far East. Diodes-Taiwan also manufactures product for sale to the Company as well as for other customers in Taiwan, Korea, and Singapore, among others.

               Until the fourth quarter of 1997, all of Diodes-China's production was sold to the Company as inter-company sales. Currently, Diodes-China ships product to trade customers, thus contributing to the Company's consolidated sales. The Company expects Diodes-China to increasingly contribute to the Company's consolidated sales.

               The Company is not dependent on any one major customer to support its level of sales. For the fiscal year ended December 31, 1999, there was not one customer that accounted for more than 6% of the Company's sales. The twenty largest customers of the Company accounted, in total, for approximately 54% of the Company's sales in 1999, compared to 52% in 1998.


        ENGINEERING

               The Company's engineering department consists of customer/applications engineers and product development engineers who drive the direction of the Company's future product line. Their primary function is to work closely with market-leading customers to further refine, expand and improve the Company's product range within the Company's product types and packages. Working with customers to integrate multiple types of technologies within the same package, the Company's applications engineers reduce the required number of components and thus circuit board size requirements, while increasing the component technology to a higher level. Direct contact with the Company's manufacturing facilities allows the manufacturing of up-to-date products that are in line with current technical requirements.

        INVENTORY

               In general, the Company maintains sufficient inventories of standard products at its U.S. facility and Diodes-Taiwan facility to permit rapid delivery of customers' orders. In addition, the Company continuously coordinates with strategic alliances and subcontractors to support product demand. Beginning in 1998, the Company implemented a program in coordination with its distributors, enabling the Company to transfer inventory from distributors to OEM customers to better manage the Company's on-hand inventory.

               The Company's inventory is composed of discrete semiconductors, which are, for the most part, standardized in electronic related industries. Finished goods inventory turns over approximately four times annually. The Company has no special inventory or working capital requirements that are not in the ordinary course of business.

        BACKLOG

               The amount of backlog to be shipped during any period is dependent upon various factors and all orders are subject to cancellation or modification, usually without penalty to the customer. Backlog of orders scheduled to ship within six months were approximately $22.2 million on December 31, 1999, compared to approximately $12.6 million on December 31, 1998, and $12.2 million on December 31, 1997. The Company and the industry as a whole are experiencing a trend towards shorter lead-times (the amount of time between the date a customer places an order and the date the customer requires shipment). The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, the amount of backlog at any date is not necessarily indicative of actual shipments. The Company strives to maintain proper inventory levels to support customers' just-in-time order expectations.

        NEW DEVELOPMENTS

               In March 2000, Vishay agreed to sell its 65% interest in the Vishay/LPSC joint venture to the Lite-On Group, the 35% owner. Because of this transaction, LPSC, a wholly-owned subsidiary of the Lite-On Group, becomes the Company's largest shareholder, holding approximately 38% of the Company's Common Stock. The Company considers its relationship with LPSC and the Lite-On Group to be mutually beneficial and the Company and LPSC will continue its strategic alliance as it has since 1991. The Company will continue to compete, as it always has, with Vishay's Telefunken division. The overlap in comparable products is insignificant and is not expected to have a material impact on the financial results of the Company. Although customers continue to recognize Diodes brand products and view the Company as a separate vendor from Vishay, at this time it is uncertain as to the effect that the Vishay/LPSC transaction will have on brand recognition or major distributors, if any. However, management believes that with the Company's competitive pricing, internal manufacturing capabilities and capacity, customer/applications engineering, and strong customer service reputation, it has proven itself to be a valuable supplier, and as such the impact of the Vishay/LPSC transaction is not anticipated to have an adverse impact on customer relations.


        COMPETITION

               Competition in those portions of the semiconductor marketplace in which the Company competes is intense. In general, the Company competes with discrete semiconductor manufacturing companies such as Motorola, General Semiconductor, Fairchild Semiconductor, International Rectifier, Rohm, and Phillips, as well as distributors of similar product lines such as Taitron Components.

               Competitiveness in sales of the Company's products is determined by the price and quality of the product and the ability of the Company to provide delivery and customer service in keeping with the customers' needs. The Company believes that it is well equipped to be competitive in respect to these requirements. Many of the Company's competitors have substantially greater financial, marketing, distribution and other resources than the Company. Accordingly, in response to market conditions, the Company from time to time may reposition product lines or decrease prices, which may adversely affect the Company's profit margins on such product lines. See "Cautionary Statement for Purposes of the `Safe Harbor' Provision of the Private Securities Litigation Reform Act of 1995."

        EMPLOYEES

               As of December 31, 1999, the Company employed a total of 609 employees. At such date, the Company employed 68 full-time employees in the United States, of whom 27 were in sales and marketing, 20 in customer support, and 21 in operations and administration. Diodes-Taiwan employed an additional 79 employees in its Taiwan office, of whom 47 were in manufacturing, 9 in sales, and 23 in purchasing, quality control, and administration. Diodes-China employed a total of 462 employees, of whom 303 were in manufacturing and 159 in purchasing, quality control and administration. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be satisfactory.

        IMPORTS AND IMPORT RESTRICTIONS

               During 1999, the Company's U.S. operations, which accounted for approximately 56% of the Company's total sales, imported substantially all of its products, of which approximately 38% was imported from Taiwan and approximately 36% from mainland China. The balance of the imports is from Germany, Japan, India, the Philippines, England and Korea, among others. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, among other things, the difficulty and expense of maintaining foreign sourcing channels, cultural and institutional barriers to trade, fluctuations in currency exchange rates, restrictions on the transfer of funds and the imposition of tariffs, political instability, transportation delays, expropriation, import and export controls and other non-tariff barriers (including export licenses and changes in the allocation of quotas), as well as the uncertainty regarding the future relationship between China and Taiwan, and other U.S. and foreign regulations that may apply to the export and import of the Company's products, and which could have a material adverse effect on the Company. Any significant disruption in the Company's Taiwanese or Chinese sources of supply or in the Company's relationship with its suppliers located in Taiwan or China could have a material adverse effect on the Company.

               The Company transacts business with foreign suppliers primarily in United States dollars. To a limited extent, and from time to time, the Company contracts (e.g., a portion of the equipment purchases for the Diodes-China expansion) in foreign currencies, and, accordingly, its results of operations could be materially affected by fluctuations in currency exchange rates. Due to the limited number of contracts denominated in foreign currencies and the complexities of currency hedges, the Company has not engaged in hedging to date. If the volume of contracts written in foreign currencies increases, and the Company does not engage in currency hedging, any substantial increase in the value of such currencies could have a material adverse effect on the Company's results of operations. Management believes that the current contracts written in foreign currencies are not significant enough to justify the costs inherent in currency hedging.

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

        FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

               With respect to foreign operations see Notes 1, 10 and 11 of "Notes to Consolidated Financial Statements."


ITEM 2. PROPERTIES

               The Company's primary physical properties during the year ended December 31, 1999, were as follows:

        A. Industrial building located at 3050 East Hillcrest Drive, Westlake Village, CA 91362 USA. This building, consisting of approximately 30,900 square feet, is the Company's corporate headquarters and product distribution center. The Company is primary lessee under a lease that has been extended five years and expires in 2003 at a rate of approximately $27,000 per month. The Company has two five-year options to extend the term of the lease.

        B. Regional sales offices, leased for less than $1,000 per month, located in the U.S. at the following locations:

           1.  6200 Falls for the Neuse Road, Suite 200, Raleigh, NC 27609

           2.  One Overlook Drive, Suite 6B, Amherst, NH 03031
           3.  160-D East Wend, Lemont, IL 60439
           4.  500 Newport Center Drive, Suite 930, Newport Beach, CA 92660
           5.  2901 Moorpark Avenue, San Jose, CA 95128

        C. Industrial premises consisting of approximately 9,000 square feet and located at 5Fl. 501-16 Chung-Cheng Road, Hsin-Tien City, Taipei, Taiwan, Republic of China. These premises, owned by Diodes-Taiwan, are used as a manufacturing facility. The facility is subject to a mortgage held by Chang-Hwa Commercial Bank, which matures on November 11, 2003, and is secured by land and buildings.

        D. Industrial premises consisting of approximately 7,000 square feet and located at 2Fl. 501-15 Chung-Cheng Road, Hsin-Tien City, Taipei, Taiwan, Republic of China. These premises, owned by Diodes-Taiwan, are used as sales and administrative offices. The facility is subject to a mortgage held by Chang-Hwa Commercial Bank, which matures on February 27, 2003, and is secured by land and buildings.

        E. Industrial building located at No. 61 Xinnan Street, Xingqiao Town, Songjiang County, Shanghai, Peoples Republic of China. This building, consisting of approximately 20,000 square feet, is the corporate headquarters and product distribution and manufacturing facility for the Diodes-China joint venture. The building is owned by the joint venture company, Shanghai KaiHong Electronics Co., Ltd. The Company is in negotiations to lease an additional 20,000 square feet.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter was submitted to a vote of security holders by the Company during the last three months of the year ending December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Company's Common Stock is listed and traded on the American Stock Exchange ("AMEX") under the symbol "DIO." The following table shows the range of high and low closing sales prices per share for the Company's Common Stock for each fiscal quarter from January 1, 1998 as reported by AMEX.


            CALENDAR QUARTER                           CLOSING SALE PRICE OF
                 ENDED                                     COMMON STOCK
            ----------------                           ---------------------
                                                         HIGH          LOW
                                                       --------      -------
            First quarter (through March 17) 2000...    $34 7/8      $17 1/2


            Fourth quarter 1999.....................     21 1/2        6

            Third quarter 1999......................      9 5/8        5 3/4
            Second quarter 1999.....................      8 15/16      4 1/16
            First quarter 1999......................      6 11/16      4 3/8

            Fourth quarter 1998.....................      6 1/2        4
            Third quarter 1998......................      7 1/8        4
            Second quarter 1998.....................     10 3/16       6 5/8
            First quarter 1998......................     11 1/2        8 1/4

               On March 17, 2000, the closing sale price of the Company's Common Stock as reported by AMEX was $32.875. Shareholders are urged to obtain current market quotations for the Common Stock. As of March 17, 2000, there were approximately 3,000 stockholders of record of the Company's Common Stock.

               No dividends have been declared during the past three years and the Company does not expect to declare dividends in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors, and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA

               The following selected financial data for the fiscal years ended December 31, 1999, 1998, 1997, 1996 and 1995 is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein (in 000's except per share data).


                                                                YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------

                                                   1995       1996        1997       1998      1999
                                                 -------    -------     -------    -------   -------
            INCOME STATEMENT DATA
Net sales                                        $61,321    $57,727     $67,016    $61,328   $79,251

Gross profit                                      16,734     15,073      18,727     15,402    20,948

Selling, general and administrative expenses       9,522     10,386      11,137     11,016    13,670

Income from operations                             7,212      4,687       7,590      4,386     7,278

Interest expense, net                                144        351          62        281       292

Other income                                         242         64         243         93       182

Income before taxes and minority interest          7,310      4,400       7,771      4,198     7,168

Provision for income taxes(2)                      2,610      1,673       2,631      1,511     1,380

Minority interest in joint venture earnings(1)        --        238        (15)       (14)     (219)

Net income                                         4,700      2,965       5,125      2,673     5,569

Earnings per share:(3)
     Basic                                         $0.96      $0.60       $1.03      $0.53     $1.10
     Diluted                                       $0.90      $0.55       $0.93      $0.50     $1.02
Number of shares used in computation:(3)
     Basic                                         4,881      4,959       4,971      5,029     5,084
     Diluted                                       5,220      5,362       5,482      5,371     5,469

                                                                 AS OF DECEMBER 31,
                                                 ---------------------------------------------------

                                                   1995       1996        1997       1998      1999
                                                 -------    -------     -------    -------   -------
             BALANCE SHEET DATA
Total assets                                     $29,363    $32,546     $38,354    $45,389   $62,407

Working capital                                   13,263     17,403      18,699     16,639    15,903

Long-term debt                                       282      5,242       4,257      8,102     6,984

Stockholders' equity                              16,499     19,464      24,453     27,460    34,973

----------

(1) See Note 10 of "Notes to Consolidated Financial Statements" included herein.

(2) See Note 7 of "Notes to Consolidated Financial Statements" included herein.

(3) See Note 1 of "Notes to Consolidated Financial Statements" included herein.

No cash dividends were paid during the years 1995 through 1999.

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

GENERAL

               Diodes Incorporated (the "Company") is a manufacturer and distributor of high-quality discrete semiconductor devices to leading manufacturers in the automotive, electronics, computing and telecommunications industries. The Company's products include small signal transistors and MOSFETs, transient voltage suppressors (TVSs), zeners, Schottkys, diodes, rectifiers and bridges.

               The Company's products are sold primarily in North America and Asia, both directly to end-users and through electronic component distributors. In 1999, approximately 56% and 44% of the Company's products were sold in North America and the Far East, respectively, compared to 71% and 29% in 1998, respectively. The increase in the percentage of sales in the Far East is expected to continue as the Company believes there is greater potential to increase market share in that region.

               For financial reporting purposes, the Company is deemed to engage in three industry segments; North America, Taiwan, and China. All three segments focus on discrete semiconductor devices. The North American segment procures and distributes products primarily throughout North America and provides management, warehousing and engineering support. The Taiwan segment procures product from, and manufactures and distributes product primarily to, companies in Taiwan, Korea, Singapore, and Hong Kong. This segment also procures product for, and manufactures and distributes product to the Company's North American operations. The China segment manufactures product for, and distributes product to, both the North American and Taiwan segments. In 1997, the China segment began manufacturing product for, and distributing product to, customers in China and North America. See Note 11 of "Notes to Consolidated Financial Statements" for a description of the Company's adoption of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

               In March 2000, Vishay agreed to sell its 65% interest in the Vishay/LPSC joint venture to the Lite-On Group, the 35% owner. Because of this transaction, LPSC, a wholly-owned subsidiary of the Lite-On Group, is the Company's largest shareholder, holding approximately 38% of the Company's Common Stock. The Company considers its relationship with LPSC to be mutually beneficial and the Company and LPSC will continue its strategic alliance as it has since 1991. The Company will continue to compete, as it always has, with Vishay's Telefunken division. The overlap in comparable products is insignificant and is not expected to have any material financial impact on the financial results of the Company.

               Products are sold under two brand names; Diodes, Inc. and Vishay/Lite-On Power Semiconductor. The Company is unifying product lines under a limited number of brand names in order to establish brand name unity and consistency of product, and to capitalize on brand name recognition, where possible. Although customers continue to recognize Diodes brand products and view the Company as a separate vendor from Vishay, at this time it is uncertain as to the effect that the Vishay/LPSC transaction will have on brand recognition or major distributors, if any. However, management believes that with the Company's competitive pricing, internal manufacturing capabilities and capacity, customer/applications engineering, and strong customer service reputation, it has proven itself to be a valuable supplier, and as such the impact of the Vishay/LPSC transaction is not anticipated to have an adverse impact on customer relations.

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

               The discrete semiconductor industry has, for the last few years, been subject to severe pricing pressures, compounded by the Asian economic situation. Although manufacturing costs have been falling, excess manufacturing capacity and over-inventory has caused selling prices to fall at a greater extent than manufacturing cost. Because of this competitive environment, gross profit margins have declined from 28.3% in 1995 to 24.8% in 1998. Beginning in the second half of 1999, manufacturing profit from Diodes-China coupled with an apparent easing of pricing pressures contributed to a gross profit margin of 26.4%. To compete in this highly competitive industry, in recent years, the Company has committed substantial resources to the development and implementation of two areas of operation; (i) sales and marketing, and (ii) manufacturing.

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

               Beginning in 1998, the Company increased the amount of product shipped to larger distributors. Although these sales were significant in terms of total sales dollars and gross margin dollars, they generally were under agreements that resulted in lower gross profit margins for the Company when compared to sales to smaller distributors and OEM customers. As the consolidation of electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to the larger distributors, and thus may result in lower gross profit margins for this sales channel.

               Since 1997, the Company's manufacturing focus has primarily been in the development and expansion of Diodes-China. To date, the Company and its minority partner have increased property, plant and equipment at the facility to approximately $25 million. The equipment expansion allows for the manufacture of additional SOT-23 packaged components as well as other surface-mount packaging, including the smaller SOD packages. Approximately $8.0 million of the Company's existing credit facility has been used to finance the additional manufacturing capacity.

               The Company will continue its strategic plan of locating alternate sources of its products and raw materials, including those provided by its major suppliers. Alternate sources include, but are not limited to, Diodes-China and other sourcing agreements in place, as well as those in negotiation. The Company anticipates that the effect of the loss of any one of its major suppliers will not have a material adverse effect on the Company's operations, provided that alternate sources remain available. The Company continually evaluates alternative sources of its products to assure its ability to deliver high-quality, cost-effective products.

               In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech for resale to customers in the Far East. Silicon wafer sales in 1999 were $4,005,000. The gross margin percentage on sales of silicon wafers, though still profitable, is far below that of the Company's standard product lines. Silicon wafer sales are a complementary service for some customers, rather than a focused product line. It is anticipated that sales of silicon wafers may not continue beyond the second half of 2000 as the Company evaluates other, more profitable complementary products.

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

               The Company's effective tax rate decreased to 19.3% in 1999 from 36.0% in 1998. The decrease in the Company's effective tax rate is due primarily to the increase in Diodes-China's contribution to net income at a tax rate of 0%. From 2001 through 2003, the tax rate at Diodes-China will be 50% of the normal tax rate of 27%. Changes in Taiwan income tax policies in 1998 caused management to reconsider its investment strategies in the fourth quarter of 1998 for current and future earnings at Diodes-Taiwan, resulting in a distribution of approximately $4.5 million made by Diodes-Taiwan to the Company. The decision was made, in part, because the changes in Taiwan income tax policies made it less favorable to accumulate earnings at Diodes-Taiwan and, in part, to allow the Company to redirect its financial resources from Diodes-Taiwan to its expansion of the Diodes-China joint venture. See "Results of Operations - 1999 Compared to 1998" for a more detailed explanation.

               Net Sales, Cost of Goods Sold and Other Income for the years ended December 31, 1998, 1997, 1996, and 1995 have been restated to be consistent with the current presentation of certain transactions. In the past, profit realized on drop shipments from Diodes-Taiwan was accounted for as "Commission Income" under "Other Income." These shipments (which are expected to become an increasingly significant part of the Company's business) are now included in "Net Sales," with an appropriate charge to "Cost of Goods Sold." The income derived from these transactions is now included in Gross Profit. These changes have no effect on Net Income and Earnings per Share. The increase to Net Sales for the years ended December 31, 1998, 1997, 1996, and 1995 was $1,067,000, $1,317,000, $1,708,000, and $3,131,000, respectively. The increase to Gross Profit was $458,000, $384,000, $231,000, and $271,000, respectively.
The decrease in Other Income was $458,000, $384,000, $231,000, and $271,000,
respectively. In addition, Minority Interest in Joint Venture Earnings is presented after Provision for Income Taxes as per Rule 5-03(b)12 of Regulation S-X.

               The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue ("Y2K"). The total cost of Y2K compliance was not considered a material expense, and as of March 17, 2000, no significant operational problems for the Company's computer systems occurred as a result of Y2K. However, if problems surface that have not yet been identified that will require substantial time and resources to remedy, they could have a material adverse effect on the Company's business.

RESULTS OF OPERATIONS

               The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                                       PERCENT OF NET SALES                        PERCENTAGE DOLLAR INCREASE (DECREASE)
                                      YEAR ENDED DECEMBER 31,                             YEAR ENDED DECEMBER 31,
                           -------------------------------------------    ------------------------------------------------

                             1995     1996     1997     1998     1999     `95 to`96   `96 to `97   `97 to `98    `98 to `99
                            -------  -------  -------  -------  -------    --------    ---------    ---------  ------------
Net sales                    100.0 %  100.0 %  100.0 %  100.0 %  100.0 %    (5.9) %     16.1 %       (8.5) %      29.2 %

Cost of goods sold
                             (72.7)   (73.9)   (72.1)   (74.9)   (73.6)     (4.3)       13.2         (4.9)        26.9
                           -------  -------  -------  -------  -------    --------    ---------    ---------  ------------

Gross profit                  27.3     26.1     27.9     25.1     26.4      (9.9)       24.2        (17.8)        36.0

Operating
expenses                     (15.5)   (18.0)   (16.6)   (18.0)   (17.2)      9.1         7.2         (1.1)        24.1
                           -------  -------  -------  -------  -------    --------    ---------    ---------  ------------


Income from
operations                    11.8      8.1     11.3      7.2      9.2     (35.0)       61.9        (42.2)        65.9

Interest expense, net
                              (0.2)    (0.6)    (0.1)    (0.5)    (0.4)    143.8       (82.3)       353.2          3.9

Other income                   0.4      0.1      0.4      0.2      0.2     (73.6)      279.7        (61.3)        95.7
                           -------  -------  -------  -------  -------    --------    ---------    ---------  ------------

Income before taxes and
minority interest             11.9      7.6     11.6      6.8      9.0     (39.8)       76.6        (46.0)        70.7
Income taxes                   4.3      2.9      3.9      2.4      1.7     (35.9)       57.3        (42.6)        (8.7)
                           -------  -------  -------  -------  -------    --------    ---------    ---------  ------------

Minority interest              0.0      0.4     (0.0)    (0.0)    (0.3)       --      (106.3)        (6.7)    (1,464.3)

Net income                     7.7      5.1      7.6      4.4      7.0     (36.9)       72.8        (47.8)       108.3

               The following discussion explains in greater detail the consolidated financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.


1999 COMPARED TO 1998

               Net sales for 1999 increased approximately $17,923,000 to $79,251,000 from $61,328,000 for 1998. The 29.2% increase was due primarily to
(i) a 36.0% increase in units sold, as a result of an increased demand for the Company's products, primarily in the Far East and (ii) $4,005,000 sales of silicon wafers, a new product line. Diodes-China's trade sales in 1999 were $3,389,000, compared to $280,000 in the same period last year. The increase in units sold was partly offset by a 7.1% decrease in the Company's average selling price, primarily in the Far East. In the fourth quarter of 1999, average selling prices rose 3.6% and 5.0%, compared to the fourth quarter 1998 and the third quarter 1999, respectively. The Company anticipates pricing pressures could continue, though the severity may slowly diminish.

               In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech for resale to customers in the Far East. The gross margin percentage on sales of silicon wafers, though still profitable, is far below that of the Company's standard product line. Silicon wafer sales are a complementary service for some customers, rather than a focused product line. It is anticipated that sales of silicon wafers will not continue through the second half of 2000 as the Company evaluates other, more profitable complementary products.

               Gross profit for 1999 increased $5,546,000 to $20,948,000 from $15,402,000 for 1998. The 36.0% increase was due primarily to the 29.2% increase in net sales. Manufacturing profit at Diodes-China at higher gross profit margins contributed to an increase in gross margin percentage to 26.4% for 1999 compared to 25.1% for 1998. Although gross profit margins strengthened in the third and fourth quarters of 1999, pricing pressures continue to exist on many of the Company's product lines, and there can be no guarantee that margins will continue to improve. Average selling prices in 1999 decreased approximately 7.1%, which represents decreases in average selling prices in the Far East and North America of approximately 18.3% and 7.9%, respectively, compared to 1998. In addition, as the trend of consolidation among electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to larger distributors, usually under agreements resulting in lower than historical gross profit margins.

               For 1999, selling, general and administrative expenses ("SG&A") increased $2,654,000 to $13,670,000 from $11,016,000 for 1998. The 24.1%
increase in SG&A was due primarily to increases in management expenses at Diodes-China, higher Company-wide marketing and advertising expenses, increased sales commissions at Diodes-Taiwan, and additional sales and engineering personnel. SG&A as a percentage of sales decreased to 17.2% from 18.0% in the comparable period last year, primarily due to the 29.2% increase in net sales.

               Net interest expense for 1999 increased $11,000, due primarily to an increased use of the Company's credit facility to support the expansion of Diodes-China versus the same period last year. The Company's interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in Diodes-China's manufacturing facility and (ii) the $2.6 million receivable, including accrued interest, advanced to FabTech. Interest income is primarily the interest charged to FabTech, a related party, under the Company's formal loan agreement, as well as earnings on its cash balances.

               Other income for 1999 increased approximately $89,000 compared to the same period last year, due primarily to currency exchange fluctuations at the Company's subsidiaries in Taiwan and China.

               The Company's overall effective federal, state, and foreign tax rate decreased to 19.3% in 1999 from 36.0% in 1998. This decrease is due primarily to the increase in Diodes-China's contribution to net income at a tax rate of 0% through 2000. From 2001 through 2003, the tax rate at Diodes-China will be 50% of the normal tax rate of 27%. Based upon tax rates in the U.S. and Taiwan and the expected profitability of each of the Company's three business segments during the balance of the year, it is anticipated that for 2000 the provision for income taxes will be in the range of 10-20% of pre-tax income.

               Through December 31, 1997, the Company had undistributed earnings at Diodes-Taiwan for which no deferred income tax liability had been recorded since, at that time, management considered this investment to be permanent, and no plans or intentions existed to distribute the capital of its Taiwan subsidiary. Changes in Taiwan income tax policies in 1998 caused management to reconsider its investment strategies in the fourth quarter of 1998 for current and future earnings at Diodes-Taiwan. While a portion of its investment will remain in Taiwan, a distribution of approximately $4.5 million will be made by Diodes-Taiwan to the Company. Approximately $1.5 million was distributed in 1999, and the remaining is scheduled to be distributed in 2000. The decision was made, in part, because the changes in Taiwan income tax policies made it less favorable to accumulate earnings at Diodes-Taiwan and, in part, to allow the Company to redirect its financial resources from Diodes-Taiwan to its expansion of Diodes-China.

               In 1999, Diodes-China contributed to the Company's profitability and, therefore, the $219,000 minority interest in joint venture represents the minority investor's 5% share of the joint venture's profit. The increase in the joint venture earnings for 1999 is primarily the result of increased sales. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of Diodes-China are included therein. As of December 31, 1999, the Company had a 95% controlling interest in the joint venture.

               The Company generated net income of $5,569,000 (or $1.10 basic earnings per share, $1.02 diluted earnings per share), as compared to $2,673,000 (or $0.53 basic earnings per share, $0.50 diluted earnings per share) for 1998. This $2,896,000 or 108.3% increase is due primarily to the 29.2% sales increase at gross profit margins of 26.4% compared to gross profit margins of 25.1% in 1998, as well as to the tax effect in 1998 of the Diodes-Taiwan earnings distribution.

1998 COMPARED TO 1997

               Net sales for 1998 compared to 1997 decreased $5,688,000, or approximately 8.5%. The decrease in net sales was due primarily to industry-wide pricing pressures that offset increased unit sales of approximately 3.3%. The increase in unit sales is comprised of an increase in unit sales in the Far East of approximately 36.9%, offset by a decrease of approximately 3.8% in North America. Also contributing to lower sales in 1998 was the loss of approximately $3.0 million in supplier-specific business due to the previously announced acquisition of a major supplier by a competitor. The Company anticipates that a portion of this supplier-specific business will be recovered as the Diodes-China manufacturing facility develops additional product types.

               The decrease in gross profit for 1998 compared to 1997 of $3,325,000, or approximately 17.8%, was due primarily to the 8.5% decrease in net sales. Pricing pressures within the industry resulting from decreased demand and excess on-hand inventory contributed to a decrease in gross margin percentage to 25.1% in 1998 from 27.9% in 1997. Average selling prices in 1998 decreased approximately 11.6%, which represents decreases in average selling prices in the Far East and North America of approximately 24.5% and 9.0%, respectively, compared to 1997. In addition, as the consolidation of electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to larger distributors, usually under agreements resulting in lower gross profit margins.

               For 1998, SG&A decreased $121,000, or approximately 1.1%, compared to 1997. The decrease in SG&A was due primarily to a decrease in sales commissions due to the 8.5% decrease in net sales, partly offset by an increase in wages due to additional sales, engineering and customers service personnel. SG&A for 1998, as a percentage of net sales, increased to 18.0% from 16.6% for 1997, primarily due to the 8.5% decrease in net sales.

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

               Other income for 1998 decreased approximately $150,000 compared to the same period last year, due primarily to currency exchange fluctuation at the Company's subsidiaries in Taiwan and China.

               The Company's overall effective federal, state, and foreign tax rate increased to 36.0% in 1998 from 33.9% in 1997. Through December 31, 1997, the Company had undistributed earnings at Diodes-Taiwan for which no deferred income tax liability had been recorded since, at that time, management considered this investment to be permanent, and no plans or intentions existed to distribute the capital of its Taiwan subsidiary. Changes in Taiwan income tax policies in 1998 caused management to reconsider its investment strategies in the fourth quarter of 1998 for current and future earnings at Diodes-Taiwan. While a portion of its investment will remain in Taiwan, a distribution of approximately $4.5 million will be made by Diodes-Taiwan to the Company in 1999. The decision was made, in part, because the changes in Taiwan income tax policies made it less favorable to accumulate earnings at Diodes-Taiwan and, in part, to allow the Company to redirect its financial resources from Diodes-Taiwan to its expansion of the Diodes-China joint venture. Accordingly, deferred income tax liabilities amounting to $512,000 have been recorded. Income tax rates vary among the U.S., Taiwan, and China, therefore, income tax expense may fluctuate depending upon the separate profitability of the three business segments. Tax rates vary from 0% at Diodes-China for the next three years, to rates between 25-35% at Diodes-Taiwan, to 41% in the U.S.

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

               For 1998, the Company generated net income of $2,673,000 (or $0.53 basic earnings per share, $0.50 diluted earnings per share), as compared to $5,125,000 (or $1.03 basic earnings per share, $0.93 diluted earnings per share) for 1997. This 47.8% decrease is due primarily to the 8.5% sales decrease at gross profit margins of 25.1% compared to gross profit margins of 27.9% in 1997, as well as to the tax effect of the Diodes-Taiwan earnings distribution.

FINANCIAL CONDITION

        LIQUIDITY AND CAPITAL RESOURCES

               Cash provided by operating activities in 1999 was $8.5 million compared to $5.5 million in 1998 and $4.0 million in 1997. The primary sources of cash flows from operating activities in 1999 were net income of $5.7 million and a increase in accounts payable of $5.3 million. The primary use of cash flows from operating activities in 1999 was an increase in accounts receivable of $5.4 million and an increase in inventories of $2.8 million. The primary sources of cash flows from operating activities in 1998 were net income of $2.7 million and a decrease in accounts receivable of $1.8 million. The primary use of cash flows from operating activities in 1998 was a decrease in accounts payable of $1.3 million. In 1997, the primary sources of cash flows from operating activities were net income of $5.1 million and an increase in accounts payable of $966,000, while the primary use was a $3.0 million increase in accounts receivable.

               Since December 31, 1998, accounts receivable from customers has increased 64.3% due primarily to a slowing trend in payments from major distributors. The Company does not expect this trend to result in additional bad debt expense. The Company continues to closely monitor its credit policies, while at times providing more flexible terms, primarily to its Asian customers, when necessary. The ratio of the Company's current assets to current liabilities on December 31, 1999 was 1.7 to 1, compared to a ratio of 2.6 to 1 and 2.1 to 1 as of December 31, 1998 and 1997, respectively.

               Cash used by investing activities was $9.6 million in 1999, compared to $9.4 million in 1998 and $3.5 million in 1997. The primary investment in all three years was for additional manufacturing equipment at the Diodes-China manufacturing facility.

               Cash provided by financing activities was $2.3 million in 1999, compared to $3.9 million in 1998 and $77,000 in 1997. In March 1998, the Company amended an August 1996 loan agreement whereby the Company obtained a $23.1 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million and term commitment notes providing up to $14 million for plant expansion, advances to vendors, and letters of credit for Diodes-China. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of December 31, 1999. The working capital line of credit expires June 30, 2000 and contains a sublimit of $3.0 million for issuance of commercial and stand-by letters of credit. As of December 31, 1999, approximately $6.9 million was outstanding under the term note commitment, and the average interest rate on outstanding borrowings was approximately 6.5%.

               The Company has used its credit facility primarily to fund the advances to Diodes-China and FabTech as well as to support its operations. At December 31, 1999, amounts due from FabTech, including accrued interest, were approximately $2.6 million, and the entire amount is due February 2001. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements.

               In July 1998, the Company replaced two previously filed guarantees to Diodes-China and the minority investor of the Diodes-China joint venture for $1.0 million and $850,000, respectively, as well as a $1.0 million letter of credit, with a $3.0 million guarantee. The Company is in the process of extending this agreement as well as increasing the borrowing limits

               Total working capital decreased approximately 4.4% to $15.9 million as of December 31, 1999, from $16.6 million as of December 31, 1998. The Company believes that such working capital position will be sufficient for growth opportunities.

               The Company's debt to equity ratio decreased to 0.29 at December 31, 1999, from 0.32 at December 31, 1998. It is anticipated that this ratio may increase as the Company continues to use its credit facilities to fund additional sourcing opportunities.

               As of December 31, 1999, the Company has no material plans or commitments for capital expenditures other than as previously announced in connection with the expansion at Diodes-China. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share.

               Inflation did not have a material effect on net sales or net income in fiscal years 1999, 1998 or 1997.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

               Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made on this Annual Report on Form 10-K are made pursuant to the Act.

               All forward-looking statements contained in this Annual Report on Form 10-K are subject to, in addition to the other matters described in this Annual Report on Form 10-K, a variety of significant risks and uncertainties. The following discussion highlights some of these risks and uncertainties. Further, from time to time, information provided by the Company or statements made by its employees may contain forward-looking information. There can be no assurance that actual results or business conditions will not differ materially from those set forth or suggested in such forward-looking statements as a result of various factors, including those discussed below.

               There are many factors that could cause the events in such forward looking statements to not occur, including but not limited to:

o general or specific economic conditions

o fluctuations in product demand

o introduction of new products

o Company's ability to maintain customer relationships

o technological advancements

o impact of competitive products and pricing

o change in growth in targeted markets

o risks of foreign operations such as Diodes-China and Diodes-Taiwan

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

o activities of parties with which the Company has an agreement or understanding, including any issues affecting any investment or joint venture in which the Company has an investment

o amount, and the cost of financing which the Company has, and any changes to that financing

o the sale of Vishay's 65% ownership in Vishay/LPSC to LPSC

o any other information detailed from time to time in the Company's filings with the United States Securities and Exchange Commission.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               Foreign Currency Risk. The Company faces exposure to adverse movements in foreign currency exchange rates, primarily in Asia. The Company's foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon the Company's financial results. Certain of the Company's assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar, the Japanese Yen, and the Hong Kong dollar. Because of the relatively small size of each individual currency exposure, the Company does not employ hedging techniques designed to mitigate foreign currency exposures. Therefore, the Company could experience currency gains and losses.

               Interest Rate Risk. The Company has a credit agreement with a U.S. financial institution at an interest rate equal to LIBOR plus a negotiated margin. A sharp rise in interest rates could have an adverse impact upon the Company's cost of working capital and its interest expense. The Company does not currently hedge this potential interest rate exposure.

               Political Risk. The Company has a significant portion of its assets (70% in 1999 and 53% in 1998) in mainland China and Taiwan. The possibility of political conflict between the two countries or with the United States could have an adverse impact upon the Company's ability to transact business through these important business segments and generate profits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for the Company's Consolidated Financial Statements and the notes and schedules thereto filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not Applicable.


                                    PART III

             Item 10: Directors and Executive Officers of the Registrant is omitted since the Company intends to file a definitive proxy statement, in connection with its annual meeting of stockholders, with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1999. The information required by those items is set forth in that proxy statement and such information is incorporated by reference in this Form 10-K.

Resignation of Michael A. Rosenberg

             Michael A. Rosenberg, the President, Chief Executive Officer and a director of the Company has entered into a Separation Agreement with the Company effective as of March 31, 2000. Pursuant to the Separation Agreement, Mr. Rosenberg has agreed, among other things, to resign as an officer and director of the Company as of March 31, 2000, and to be available to consult with the Company on any matter relating to his former positions with the Company for the 60 day period commencing on such resignation. The Company has agreed, among other things, to pay to Mr. Rosenberg as separation compensation the following amounts: (i) a severance payment in the sum of $200,000; (ii) a bonus in the sum of $265,621; (iii) moving expenses of $20,000; and (iv) reimbursement of legal expenses incurred in connection with the Separation Agreement. Such compensation is in lieu of any other amounts to which Mr. Rosenberg may be entitled, including, but not limited to, salary, bonus, expense reimbursement, and vacation pay. In addition, the Company has agreed that any options to purchase the Company's Common Stock, which are held by Mr. Rosenberg and are fully vested as of March 31, 2000, shall continue in full force and effect in accordance with their terms.

             The foregoing summary of the Separation Agreement is qualified in its entirety by reference to the full text of that agreement which is filed as an exhibit to this Annual Report on Form 10-K.

Resignations of Messrs. Conahan, Schaedlich and Spires

             On March 27, 2000, Vishay announced that it has agreed to sell its 65% interest in LPSC to the Lite-On Group. LPSC holds approximately 38% of the Company's Common Stock. In connection with said transaction, Eugene R. Conahan, Erich E. Schaedlich and William J. Spires, each of whom is an employee of Vishay, have resigned as directors of the Company effective as of March 27, 2000.

             Item 11: Executive Compensation, Item 12: Security Ownership of Certain Beneficial Owners and Management, and Item 13: Certain Relationships and Related Transactions, are omitted since the Company intends to file a definitive proxy statement, in connection with its annual meeting of stockholders, with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 1999. The information required by those items is set forth in that proxy statement and such information is incorporated by reference in this Form 10-K.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)    FINANCIAL STATEMENTS AND SCHEDULES

               (1)  Financial statements:                                                     Page

                      Independent Auditors' Report                                             20

                      Consolidated Balance Sheet at December 31, 1999 and   1998               21 to 22

                      Consolidated Statement of Income for the Years Ended
                      December 31, 1999, 1998, and 1997                                        23

                      Consolidated Statement of Stockholders' Equity for the
                      Years Ended December 31, 1999, 1998, and 1997                            24

                      Consolidated Statement of Cash Flows for the Years Ended
                      December 31, 19998, 1998, and 1997                                       25

                      Notes to Consolidated Financial Statements                               26 to 38

               (2) Schedules:

                      Report of Independent Accountants on Financial
                      Statements and Schedules                                                 39

                      Schedule V -- Valuation and Qualifying Account                           40

        (c)    REPORTS ON FORM 8-K

                      None.

        (b)    EXHIBITS

                      See the Index to Exhibits at page 43 of this Annual Report on Form 10-K for exhibits filed or incorporated by reference.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries


We have audited the accompanying consolidated balance sheet of Diodes Incorporated and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.


MOSS ADAMS LLP



/s/ Moss Adams LLP
Los Angeles, California
January 28, 2000

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                     1998             1999
                                              -----------     -----------
ASSETS
CURRENT ASSETS
  Cash                                        $ 2,415,000     $ 3,557,000
  Accounts receivable
    Customers                                   9,107,000      14,962,000
    Related party                                 125,000          90,000
    Other                                         496,000         300,000
                                              -----------     -----------
                                                9,728,000      15,352,000
    Allowance for doubtful accounts               110,000         297,000
                                              -----------     -----------
                                                9,618,000      15,055,000

Inventories                                    13,777,000      16,575,000
Deferred income taxes                           1,098,000       1,700,000
Prepaid expenses and other current assets         448,000         762,000
                                              -----------     -----------

            Total current assets               27,356,000      37,649,000

PROPERTY, PLANT AND EQUIPMENT, net             13,750,000      20,909,000

ADVANCES TO RELATED PARTY VENDOR                3,024,000       2,561,000

DEFERRED INCOME TAXES                                  --         146,000

OTHER ASSETS
  Goodwill, net                                 1,013,000         969,000
  Other                                           246,000         173,000
                                              -----------     -----------
            Total assets                      $45,389,000     $62,407,000
                                              ===========     ===========



The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET


DECEMBER 31,                                                             1998            1999
                                                                      -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of Credit                                                      $   812,000     $ 3,237,000
  Accounts payable
    Trade                                                               2,991,000       7,716,000
    Related party                                                       1,213,000       1,821,000
  Accrued liabilities                                                   3,421,000       5,782,000
  Income taxes payable                                                    169,000         878,000
  Current portion of long-term debt                                     2,111,000       2,312,000
                                                                      -----------     -----------
           Total current liabilities                                   10,717,000      21,746,000

DEFERRED COMPENSATION                                                      56,000          57,000

DEFERRED INCOME TAXES                                                     521,000              --

LONG-TERM DEBT, net of current portion                                  5,991,000       4,672,000

MINORITY INTEREST IN JOINT VENTURE                                        644,000         959,000

STOCKHOLDERS' EQUITY
    Class A convertible preferred stock -
        par value $1 per share; 1,000,000
        shares authorized; no shares issued                                    --              --
    Common stock - par value $.66 2/3 per share;
        9,000,000 shares authorized; 5,764,352 shares in 1998 and
        6,005,521 shares in 1999 issued and outstanding                 3,843,000       4,004,000
    Additional paid-in capital                                          6,105,000       7,888,000
    Retained earnings                                                  19,294,000      24,863,000
                                                                      -----------     -----------
                                                                       29,242,000      36,755,000
    Less: Treasury stock - 717,115 shares of
        common stock, at cost                                           1,782,000       1,782,000
                                                                      -----------     -----------
                                                                       27,460,000      34,973,000
                                                                      -----------     -----------
           Total liabilities and stockholders' equity                 $45,389,000     $62,407,000
                                                                      ===========     ===========



The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

YEARS ENDED DECEMBER 31,                                       1997              1998             1999
                                                           ------------      ------------      ------------
NET SALES                                                  $ 67,016,000      $ 61,328,000      $ 79,251,000

COST OF GOODS SOLD                                           48,289,000        45,926,000        58,303,000
                                                           ------------      ------------      ------------

      Gross profit                                           18,727,000        15,402,000        20,948,000

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                     11,137,000        11,016,000        13,670,000
                                                           ------------      ------------      ------------

      Income from operations                                  7,590,000         4,386,000         7,278,000

OTHER INCOME (EXPENSES)
  Interest income                                               343,000           304,000           316,000
  Interest expense                                             (405,000)         (585,000)         (608,000)
  Other                                                         243,000            93,000           182,000
                                                           ------------      ------------      ------------

      Income before income taxes and minority interest        7,771,000         4,198,000         7,168,000

INCOME TAX PROVISION                                         (2,631,000)       (1,511,000)       (1,380,000)
                                                           ------------      ------------      ------------

      Income before minority interest                         5,140,000         2,687,000         5,788,000

MINORITY INTEREST IN JOINT VENTURE                              (15,000)          (14,000)         (219,000)
                                                           ------------      ------------      ------------

NET INCOME                                                 $  5,125,000      $  2,673,000      $  5,569,000
                                                           ============      ============      ============

EARNINGS PER SHARE
      Basic                                                $       1.03      $       0.53      $       1.10
                                                           ============      ============      ============
      Diluted                                              $       0.93      $       0.50      $       1.02
                                                           ============      ============      ============

  Number of shares used in computation
      Basic                                                   4,970,705         5,029,064         5,083,518
                                                           ============      ============      ============
      Diluted                                                 5,481,680         5,370,952         5,469,445
                                                           ============      ============      ============



The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                                   Common stock
                                   -------------------------------------------
                                                     Shares in                      Additional        Retained       Common stock
                                    Shares            Treasury       Amount       paid-in capital     earnings        in treasury
                                   ---------          -------     ------------    ---------------   ------------      ------------
BALANCE,
 December 31, 1996                 5,675,794          717,115     $  3,784,000     $  5,768,000     $ 11,694,000      $  1,782,000

 Increase in ownership of
   Subsidiary Joint Venture               --               --               --               --         (198,000)               --

 Exercise of stock options            25,225               --           17,000           45,000               --                --

 Net income for the year
   ended December 31, 1997                --               --               --               --        5,125,000                --
                                   ---------          -------     ------------     ------------     ------------      ------------

BALANCE,
 December 31, 1997                 5,701,019          717,115        3,801,000        5,813,000       16,621,000         1,782,000

 Exercise of stock options
  including $78,000 income
  tax benefit                         63,333               --           42,000          292,000               --                --

 Net income for the year
   ended December 31, 1998                --               --               --               --        2,673,000                --
                                   ---------          -------     ------------     ------------     ------------      ------------

BALANCE,
 December 31, 1998                 5,764,352          717,115        3,843,000        6,105,000       19,294,000         1,782,000

 Exercise of stock options
  including $961,000 income
  tax benefit                        241,169               --          161,000        1,783,000               --                --

 Net income for the year
   ended December 31, 1999                --               --               --               --        5,569,000                --
                                   ---------          -------     ------------     ------------     ------------      ------------

BALANCE,
 December 31, 1999                 6,005,521          717,115     $  4,004,000     $  7,888,000     $ 24,863,000      $  1,782,000
                                   =========          =======     ============     ============     ============      ============



The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS


YEARS ENDED DECEMBER 31,                                              1997             1998               1999
                                                                  ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $  5,125,000      $  2,673,000      $  5,569,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                 1,004,000         1,168,000         2,787,000
       Minority interest earnings                                       15,000            14,000           219,000
       Loss (gain) on sale of property, plant and equipment             (3,000)           53,000            45,000
       Interest income accrued on advances to vendor                  (190,000)         (203,000)         (195,000)
       Changes in operating assets and liabilities
            Accounts receivable                                     (3,021,000)        1,779,000        (5,437,000)
            Inventories                                               (257,000)         (252,000)       (2,798,000)
            Prepaid expenses and other assets                         (572,000)          278,000          (240,000)
            Deferred income taxes                                      330,000           519,000        (1,269,000)
            Accounts payable                                           966,000        (1,315,000)        5,333,000
            Accrued liabilities                                       (114,000)        1,480,000         2,361,000
            Income taxes payable                                       689,000          (665,000)        1,670,000
                                                                  ------------      ------------      ------------

             Net cash provided by operating activities               3,972,000         5,529,000         8,045,000
                                                                  ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of advances to related party vendor                            --                --           658,000
  Investment in joint venture                                       (2,050,000)               --                --
  Purchases of property, plant and equipment                        (1,495,000)       (9,793,000)       (9,942,000)
  Proceeds from sales of property, plant and equipment                   1,000            27,000             1,000
                                                                  ------------      ------------      ------------

             Net cash used by investing activities                  (3,544,000)       (9,766,000)       (9,283,000)
                                                                  ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances (repayments) on line of credit, net                       1,000,000          (188,000)        2,425,000
  Net proceeds from the issuance of common stock                        62,000           256,000           983,000
  Proceeds from long term debt                                              --        10,388,000         1,000,000
  Repayments of long-term debt                                        (985,000)       (6,534,000)       (2,124,000)
  Minority interest of joint venture investment                             --           405,000            96,000
                                                                  ------------      ------------      ------------

             Net cash provided by financing activities                  77,000         4,327,000         2,380,000
                                                                  ------------      ------------      ------------

INCREASE IN CASH                                                       505,000            90,000         1,142,000
CASH, beginning of year                                              1,820,000         2,325,000         2,415,000
                                                                  ------------      ------------      ------------
CASH, end of year                                                 $  2,325,000      $  2,415,000      $  3,557,000
                                                                  ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid
  during the year for:
    Interest                                                      $    405,000      $    584,000      $    602,000
                                                                  ============      ============      ============
    Income taxes                                                  $  1,908,000      $  1,658,000      $  1,171,000
                                                                  ============      ============      ============

  Non-Cash Financing Activity:
    Tax benefit related to exercise of stock options credited
       to paid-in capital                                         $         --      $     78,000      $    961,000
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

                PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the U.S. Corporation, Diodes Incorporated, its wholly-owned subsidiary, Diodes Taiwan Corporation, Ltd. (Diodes-Taiwan) and its majority owned subsidiary Shanghai KaiHong Electronics Co., Ltd. (Diodes - China) (both foreign subsidiaries, Notes 10 and 11). All significant intercompany balances and transactions have been eliminated.

                REVENUE RECOGNITION - Revenue is recognized when the product is shipped to both end users and electronic component distributors. The Company reduces revenue in the period of sale for estimates of product returns and other allowances.

                PRODUCT WARRANTY - The Company generally warrants its products for a period of one year from the date of sale. Warranty expense historically has not been significant.

                INVENTORIES - Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

                PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives, which range from 20 to 55 years for buildings and 1 to 10 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over 1 to 5 years.

                GOODWILL - The excess of the cost of purchased companies over the fair value of the net assets at the dates of acquisition comprises goodwill. Goodwill is amortized using the straight-line method over 25 years. Amortization expense for each of the years ended December 31, 1997, 1998, and 1999 was $44,000. As of December 31, 1998 and 1999, accumulated amortization is $88,000 and $132,000, respectively.

                INCOME TAXES - Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of the Company's assets and liabilities. Income taxes are further explained in Note 7.

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

                CONCENTRATIONS OF CREDIT RISK (CONTINUED) - The Company maintain cash balances at major financial institutions in the United States, Taiwan, and China. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts at each institution in Taiwan are insured by the Central Deposit Insurance Company up to NT$1,000,000 (approximately US$30,000 as of December 31, 1999).

                FOREIGN OPERATIONS - Through its subsidiaries the Company maintains operations in Taiwan and China for which the functional currency is the U.S. dollar. Assets and liabilities of its foreign operations which are denominated in currency other than the U.S. dollar are not hedged and therefore are subject to fluctuations in the currency exchange rate between the U.S. dollar and foreign currencies (NT dollar and Renminbi Yuan). Monetary assets and liabilities denominated in foreign currencies are translated at the year-end exchange rate. Included in net income are foreign currency exchange gains (losses) of approximately $297,000, $111,000 and $(3,000) for the years ended December 31, 1997, 1998 and 1999, respectively.

                EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury.

                USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                STOCK-BASED COMPENSATION - As permitted by SFAS 123, Accounting for Stock-Based Compensation, the Company continues to apply APB Opinion No. 25 (APB 25) and related interpretations in accounting for its stock option plans. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock. The new standard requires disclosure of the proforma effect on income, as if the Company had adopted SFAS 123, which is disclosed in Note 8.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

                RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - During 1999, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standard No. 135 ("Rescission of FASB Statement No. 75 and Technical Corrections"), No. 136 ("Transfers of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others") and No. 137 ("Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of Financial Accounting Standard Statement No. 133--an amendment of Financial Accounting Standard Statement No. 133") which are effective for years after 1999. Management believes these pronouncements will not have a material effect on the Company's financial statements or disclosures.

                RECLASSIFICATIONS - Certain 1998 and 1997 amounts as well as unaudited quarterly financial data presented in the accompanying financial statements have been reclassified to conform with 1999 financial statement presentation.

NOTE 2 - INVENTORIES

                        1998            1999
                     -----------     -----------
Finished goods       $12,968,000     $10,176,000
Work-in-progress         259,000         886,000
Raw materials            550,000       5,513,000
                     -----------     -----------
                     $13,777,000     $16,575,000
                     ===========     ===========


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                      1998              1999
                                  ------------      ------------
Buildings                         $  1,238,000      $  1,539,000
Leasehold improvements                 224,000         3,026,000
Machinery and equipment             15,289,000        21,737,000
                                  ------------      ------------
                                    16,751,000        26,302,000

Less accumulated depreciation
   and amortization                 (3,324,000)       (5,716,000)
                                  ------------      ------------
                                    13,427,000        20,586,000
Land                                   323,000           323,000
                                  ------------      ------------
                                  $ 13,750,000      $ 20,909,000
                                  ============      ============

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - BANK CREDIT AGREEMENT AND LONG-TERM DEBT

        The Company has a $23.1 million credit agreement with a major bank providing a working capital line of credit up to $9 million, term commitment notes up to $10 million for plant expansion and advances to vendors, and letters of credit of $4.1 million for Diodes-China operations. Interest on outstanding borrowings under the complete credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions which, among other matters, requires the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance with the covenants as of December 31, 1999.

        The working capital line of credit expires June 30, 2000. The line contains a sublimit of $3 million for issuance of commercial and stand-by letters of credit. During 1999, average and maximum borrowings outstanding on the line of credit were $786,000, and $3,900,000, respectively. The weighted average interest rate on outstanding borrowings was 7.4% for the year ended December 31, 1999.

Long-term debt as of December 31 is comprised of the following:

                                                                             1998           1999
                                                                          ----------     ----------
Loan payable to bank secured by buildings
and land, monthly principal payments of
NT$84,000 (approximately $3,000 U.S.)
plus interest at 7% per annum through
November 2003                                                             $  144,000     $  116,000

Loan payable to bank secured by
substantially all assets, due in
aggregate monthly principal payments
of $190,000 plus interest at LIBOR
plus 1.1% through January 2004                                             7,958,000      6,868,000
                                                                          ----------     ----------
                                                                           8,102,000      6,984,000
Current portion                                                            2,111,000      2,312,000
                                                                          ----------     ----------
                                                                          $5,991,000     $4,672,000
                                                                          ==========     ==========

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - BANK CREDIT AGREEMENT AND LONG-TERM DEBT (Continued)

        The aggregate maturities of long-term debt for future years ending December 31 are:

2000               $2,312,000
2001                2,312,000
2002                1,479,000
2003                  833,000
2004                   48,000
                   ----------
                   $6,984,000
                   ==========


NOTE 5 - ACCRUED LIABILITIES

                                               1998           1999
                                            ----------     ----------
Employee compensation and payroll taxes     $  780,000     $1,552,000
Sales commissions                              313,000        553,000
Refunds to product distributors                424,000        347,000
Other                                           96,000      1,824,000
Equipment purchases                          1,808,000      1,506,000
                                            ----------     ----------
                                            $3,421,000     $5,782,000
                                            ==========     ==========


NOTE 6 - VALUATION OF FINANCIAL INSTRUMENTS

        The Company's financial instruments include cash, accounts receivable, accounts payable, working capital line of credit, and long term debt. The Company does not hold or issue derivative financial instruments and estimates the carrying amounts of all financial instruments described above to approximate fair value based upon current market conditions, maturity dates, and other factors.

NOTE 7 - INCOME TAXES

        The components of the income tax provisions are as follows:

                                        1997             1998              1999
                                     -----------      -----------      -----------
Current tax provision (benefit)
    Federal                          $ 1,268,000      $   (82,000)     $   804,000
    Foreign                            1,252,000        1,089,000        1,845,000
    State                                330,000          (15,000)              --
                                     -----------      -----------      -----------
                                       2,850,000          992,000        2,649,000
Deferred tax provision (benefit)        (219,000)         519,000       (1,269,000)
                                     -----------      -----------      -----------
                                     $ 2,631,000      $ 1,511,000      $ 1,380,000
                                     ===========      ===========      ===========

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES (CONTINUED)

        A reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                       1997                        1998                        1999
                               ---------------------       ---------------------        --------------------
                                            Percent                     Percent                    Percent
                                           of pretax                   of pretax                   of pretax
                               Amount       earnings       Amount       earnings        Amount      earnings
                               ------       --------       ------       --------        ------      --------
Federal tax                  $ 2,637,000      34.0%      $ 1,422,000      34.0%      $ 2,363,000      34.0%
State franchise tax,
  net of federal benefit         453,000       5.8           242,000       5.8           403,000       5.8
Foreign income taxed at
  lower rates                   (428,000)     (5.5)         (145,000)     (3.5)       (1,416,000)     (20.4)
Other                            (31,000)      (.4)           (8,000)      (.2)           30,000        .4
                             -----------      ----       -----------      ----       -----------      ----

  Income tax provision       $ 2,631,000      33.9%      $ 1,511,000      36.1%      $ 1,380,000      19.8%
                             ===========      ====       ===========      ====       ===========      ====

        Under current tax policy in China, the earnings of Diodes-China, the Company's subsidiary located in Shanghai, China, were not subject to taxation in 1999. Tax rates for Diodes-China in future years, under current tax policy, in 2000, 2001 through 2003, and thereafter is expected to be 0%, 13.5%, and 27%, respectively.

        At December 31, 1998 and 1999, the Company's deferred tax assets and liabilities are comprised of the following items:

                                                     1998          1999
                                                  ----------     ----------
DEFERRED TAX ASSETS, CURRENT
   Inventory cost                                 $  769,000     $1,008,000
   Accrued expenses and accounts receivable           83,000        325,000
   Net operating loss carryforwards and other        246,000        367,000
                                                  ----------     ----------
                                                  $1,098,000     $1,700,000
                                                  ==========     ==========
DEFERRED TAX ASSETS, NON-CURRENT
   Plant and equipment                            $       --     $  146,000
                                                  ==========     ==========
DEFERRED TAX LIABILITIES, NON-CURRENT
   Undistributed foreign earnings                 $  521,000     $       --
                                                  ==========     ==========


        Under Federal tax law, foreign earnings are taxed when funds are distributed by foreign subsidiaries to the parent Company. A temporary difference between financial and tax reporting exists for profits earned at the foreign subsidiary level not distributed to the parent. As of December 31, 1998, a long-term deferred tax liability of $521,000 was reflected in the balance sheet for a dividend of approximately $4.5 million expected to be issued from Diodes-Taiwan to its parent Company. During 1999, Diodes-Taiwan distributed a dividend of approximately $1.5 million, which is included in taxable income in the U.S. for 1999. A liability of approximately $340,000, which is recorded as income tax payable, represents the estimated tax effect of the remaining undistributed earnings from Taiwan that are expected to be distributed to the parent Company in 2000.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES (CONTINUED)

        The Company has not established a deferred tax liability for the remaining undistributed earnings of approximately $5 million of this subsidiary since the Company views this amount as a permanent investment and has no current plans, intentions or obligation to distribute all or part of that amount from Taiwan to the United States. Should these earnings ultimately be distributed, the Company believes the net tax effect in the U.S. would not be significant since credits for foreign income taxes paid on those earnings would be available to offset all or substantially all U.S. taxes.

        The R.O.C. taxing authorities assessed Diodes-Taiwan approximately $370,000 in 1997 related to an examination of tax returns through 1995. This assessment pertained specifically to a tax on excessive accumulated earnings through 1995. Diodes-Taiwan has paid or accrued all taxes which it believes are due as a result of accumulated earnings.

                As of December 31, 1999, accumulated and undistributed earnings of Diodes-China is approximately $4.2 million. The Company has not recorded a deferred tax liability (estimated to be $1.6 million) on these earnings since the Company considers this investment to be permanent, and has no plans, intentions or obligation to distribute all or part of that amount from China to the United States.


NOTE 8 - STOCK OPTION PLANS

        The Company has stock option plans for directors, officers, and employees, which provide for non-qualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for the incentive options) at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option. At December 31, 1999, options for 747,338 shares were vested and exercisable and 559,000 shares were available for future grants under the plans.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - STOCK OPTION PLANS (CONTINUED)


                                            Outstanding Options
                                ----------------------------------------------
                                                   Exercise Price Per Share
                                               -------------------------------
                                                                   Weighted
                                  Number           Range           Average
                                ---------      -------------     -------------
Balance, December 31, 1996      1,026,392       $.875-$11.25     $        5.09
Granted                                --                 --                --
Exercised                         (25,225)         1.88-6.00              2.43
Canceled                          (10,000)              6.00              6.00
                                ---------      -------------     -------------
Balance, December 31, 1997        991,167         .875-11.25              5.15
Granted                           400,000         5.00-10.00              7.51
Exercised                         (63,333)         1.88-6.00              4.05
Canceled                          (46,667)              6.00              6.00
                                ---------      -------------     -------------
Balance, December 31, 1998      1,281,167         .875-11.25              5.91
Granted                           117,000         6.75-12.75              7.51
                                ---------      -------------     -------------
Exercised                        (241,169)         .875-6.00              4.07
Canceled                          (49,333)        5.00-10.00              7.18
                                ---------      -------------     -------------
Balance, December 31, 1999      1,107,665      $1.875-$12.75     $        6.42
                                =========      =============     =============


        The Company also has an incentive bonus plan which reserves shares of stock for issuance to key employees. As of December 31, 1999, 124,000 shares remain available for issuance under this plan.

        Had compensation cost for the Company's 1997, 1998, and 1999 options granted been determined consistent with SFAS 123, the Company's net income and diluted earnings per share would approximate the proforma amounts below:


                                      As Reported        Pro Forma
                                     -------------     -------------
1997 Net income                      $   5,125,000     $   4,478,000
                                     =============     =============
      Diluted earnings per share     $         .93     $         .82
                                     =============     =============
1998 Net income                      $   2,673,000     $   1,719,000
                                     =============     =============
      Diluted earnings per share     $         .50     $         .32
                                     =============     =============
1999 Net income                      $   5,569,000     $   4,309,000
                                     =============     =============
      Diluted earnings per share     $        1.02     $         .79
                                     =============     =============

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9 - MAJOR SUPPLIERS

                The Company purchases a significant amount of its inventory from two suppliers, one of which is a related party (Note 10). During 1997, 1998, and 1999, purchases from these suppliers amounted to approximately 49%, 43%, and 26%, respectively, of total inventory purchases including 32%, 25% and 18%, respectively, from the related party. There is a limited number of suppliers for these materials.

NOTE 10 - RELATED PARTY TRANSACTIONS

                LITE-ON POWER SEMICONDUCTOR CORPORATION - In July 1997, Vishay Intertechnology, Inc. ("Vishay") and the Lite-On Group, a Taiwanese consortium, formed a joint venture - Vishay/Lite-On Power Semiconductor Pte., LTD. ("Vishay/LPSC") - to acquire Lite-On Power Semiconductor Corp. ("LPSC"), a 39% shareholder of the Company and a member of the Lite-On Group of the Republic of China. The Vishay/LPSC joint venture includes the worldwide discrete power semiconductor business of LPSC and the Asian passive component business of Vishay. Vishay holds a 65% controlling interest in the joint venture, and the Lite-On Group holds the remaining 35%. The Company's subsidiaries buy product from and sell product to Vishay/LPSC. Transactions with Vishay/LPSC and LPSC for the years ended December 31 and outstanding balances as of December 31 are as follows:

                           1997            1998            1999
                        -----------     -----------     -----------
NET SALES               $ 2,224,000     $   905,000     $ 1,064,000
                        ===========     ===========     ===========

PURCHASES               $15,630,000     $12,320,000     $10,844,000
                        ===========     ===========     ===========

ACCOUNTS RECEIVABLE     $   213,000     $   126,000     $    90,000
                        ===========     ===========     ===========

ACCOUNTS PAYABLE        $   952,000     $   902,000     $ 1,680,000
                        ===========     ===========     ===========

        DIODES-CHINA- The Company owns 95% of the outstanding capital stock of Diodes-China, which produces small-signal diodes and transistors. To date, Diodes-China's sales have been primarily to the Company. Diodes-China expects to expand its selling markets to unrelated customers as production capacity is increased. The Company initially owned 70% of Diodes-China. In 1997 the Company purchased an additional 25% from its minority-interest partner for $2,151,000. The $1,101,000 excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The assets of Diodes-China at the date of this acquisition consisted primarily of plant and equipment.

        Diodes-China purchases some of its inventory from a company owned by its 5% minority shareholder. As of December 31, 1999 approximately $96,000 was payable to the supplier.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED)


        FABTECH INCORPORATED - Under a compensation-trade agreement, the Company provided advances to a related party vendor, FabTech Incorporated, a wholly owned subsidiary of LPSC. Interest accrues monthly at LIBOR plus 1.1%. Outstanding principal and accrued interest as of December 31, 1999 total $2,561,000. Amounts advanced, including interest, are payable through February 2001 when any outstanding balances become due on demand, and are secured by FabTech's accounts receivables. The compensation-trade agreement allows the Company to recover interest and principal due by deducting $10 per wafer purchased from the vendor. The vendor may also repay its debt in cash. During 1999, the Company collected cash of $600,000 on the note.


NOTE 11 - SEGMENT INFORMATION

                Information about the Company's operations in the United States, Taiwan, and China are presented below. Items transferred among the Company and its subsidiaries are transferred at prices to recover costs plus an appropriate mark up for profit. Inter-company revenues, profits and assets have been eliminated to arrive at the consolidated amounts.

                Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer and Vice President of Far East Operations. The operating segments are managed separately because each operating segment represents a strategic business unit whose function and purpose differs from the other segments.

                The Company's reportable operating segments include Diodes Incorporated, located in the United States; Diodes-Taiwan located in Taipei, Taiwan; and Diodes-China located in Shanghai, China. Diodes Incorporated markets discrete semiconductor devices to manufacturers and distributors in North America. Diodes-Taiwan manufactures discrete semiconductor devices and markets and sells discrete semiconductor devices throughout Asia and to Diodes Incorporated. Diodes-China manufacturers discrete semiconductor devices primarily, to date, for sale to Diodes Incorporated and Diodes-Taiwan.

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                           Diodes
                                    Diodes-China      Diodes-Taiwan      Incorporated        Consolidated
                                      (China)            (Taiwan)       (United States)       Segments
                                   -------------      -------------      -------------      -------------
             1999
-------------------------------
Total sales                        $  13,250,000      $  45,682,000      $  47,688,000      $ 106,620,000
Intersegment sales                    (9,861,000)       (14,042,000)        (3,466,000)       (27,369,000)
                                   -------------      -------------      -------------      -------------
    Net sales                      $   3,389,000      $  31,640,000      $  44,222,000      $  79,251,000
                                   =============      =============      =============      =============
Depreciation and amortization      $   2,320,000      $     128,000      $     339,000      $   2,787,000
Interest expense                   $      27,000      $       9,000      $     572,000      $     608,000
Income tax provision (benefit)     $          --      $   1,857,000      $    (477,000)     $   1,380,000
Net income (loss)                  $   4,166,000      $   3,115,000      $  (1,712,000)     $   5,569,000
Segment assets                     $  19,016,000      $  16,808,000      $  26,583,000      $  62,407,000
Expenditures for property          $   8,686,000      $     752,000      $     504,000      $   9,942,000

            1998
-------------------------------
Total sales                        $   3,773,000      $  27,029,000      $  45,600,000      $  76,402,000
Intersegment sales                    (3,493,000)       (10,423,000)        (2,225,000)       (16,141,000)
                                   -------------      -------------      -------------      -------------
    Net sales                      $     280,000      $  16,606,000      $  43,375,000      $  60,261,000
                                   =============      =============      =============      =============
Depreciation and amortization      $     799,000      $      50,000      $     319,000      $   1,168,000
Interest expense                   $      62,000      $      11,000      $     512,000      $     585,000
Income tax provision               $          --      $     912,000      $     599,000      $   1,511,000
Net income (loss)                  $     273,000      $   2,786,000      $    (386,000)     $   2,673,000
Segment assets                     $  13,880,000      $  10,315,000      $  21,194,000      $  45,389,000
Expenditures for property          $   9,647,000      $      11,000      $     135,000      $   9,793,000

            1997
-------------------------------
Total sales                        $   5,129,000      $  28,804,000      $  50,493,000      $  84,426,000
Intersegment sales                    (4,850,000)       (12,715,000)        (1,162,000)       (18,727,000)
                                   -------------      -------------      -------------      -------------
    Net sales                      $     279,000      $  16,089,000      $  49,331,000      $  65,699,000
                                   =============      =============      =============      =============
Depreciation and amortization      $     589,000      $      64,000      $     351,000      $   1,004,000
Interest expense                   $      66,000      $      18,000      $     321,000      $     405,000
Income tax provision               $          --      $   1,252,000      $   1,379,000      $   2,631,000
Net income                         $     290,000      $   2,659,000      $   2,176,000      $   5,125,000
Segment assets                     $   6,925,000      $   7,157,000      $  24,272,000      $  38,354,000
Expenditures for property          $   1,117,000      $      18,000      $     360,000      $   1,495,000

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 12 - COMMITMENTS

                The Company leases its main office and warehouse under an operating lease agreement which expires in December 2004 . The Company may at its option, extend the lease for a five year term upon termination. Rent expense amounted to approximately $162,000, $269,000, and $327,000, for the years ended December 31, 1997, 1998 and 1999, respectively.

                Future minimum lease payments under non-cancelable operating leases for years ending December 31 are:

2000                                          $      328,000
2001                                                 311,000
2002                                                 320,000
2003                                                 330,000
2004                                                 340,000
Thereafter                                                 -
                                              --------------
                                              $    1,629,000

NOTE 13 - EMPLOYEE BENEFIT PLAN

                The Company maintains a 401(k) profit sharing plan (the Plan) for the benefit of qualified employees. Employees who participate may elect to make salary deferral contributions to the Plan up to 6% of the employees' eligible payroll. The Company makes a contribution of $1 for every $2 contributed by the participant. In addition, the Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 1997, 1998, and 1999, the Company's total contribution to the Plan was approximately $110,000 $161,000, and $204,000, respectively.


NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          Quarter Ended
                                    -----------------------------------------------------------
                                      March 31        June 30         Sept. 30        Dec. 31
                                    -----------     -----------     -----------     -----------
FISCAL 1999
     Net sales                      $16,032,000     $18,229,000     $21,750,000     $23,240,000
     Gross profit                     3,910,000       4,429,000       5,888,000       6,721,000
     Net income                         690,000         825,000       1,684,000       2,370,000
     Basic earnings per share               .14             .16             .33             .46
     Diluted earnings per share             .13             .16             .31             .41

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

                                                          Quarter Ended
                                    -----------------------------------------------------------
                                      March 31        June 30         Sept. 30        Dec. 31
                                    -----------     -----------     -----------     -----------
FISCAL 1998
     Net sales                      $16,946,000     $14,500,000     $14,963,000     $14,916,000
     Gross profit                     4,493,000       3,724,000       3,717,000       3,467,000
     Net income                       1,186,000         521,000         554,000         412,000
     Basic earnings per share               .24             .10             .11             .08
     Diluted earnings per share             .22             .10             .11             .08

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries



Our audits of the consolidated financial statements of Diodes Incorporated and Subsidiaries referred to in our report dated January 28, 2000 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



MOSS ADAMS LLP




/s/ Moss Adams LLP
Los Angeles, California
January 28, 2000

DIODES INCORPORATED

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------


         COL A                     COL B               COL C             COL D               COL E
         -----                     -----               -----             -----               -----
                                                    Additions
                                Balance  at        charged to
                                beginning of         costs &                               Balance at
Description                       period             expenses          Deductions        end of period
-----------                       ------             --------          ----------        -------------
Year ended December 31,
1997 - Allowance for
doubtful accounts                $ 253,000          $  76,000          $(255,000)          $  74,000
                                 =========          =========          =========           =========

Year ended December 31,
1998 - Allowance for
doubtful accounts                $  74,000          $  36,000          $      --           $ 110,000
                                 =========          =========          =========           =========

Year ended December 31,
1999 - Allowance for
doubtful accounts                $ 110,000          $ 187,000          $      --           $ 297,000
                                 =========          =========          =========           =========

                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)


/s/ Michael A. Rosenberg                                          March 28, 2000
---------------------------------
MICHAEL A. ROSENBERG
President & Chief Executive Officer
(Principal Executive Officer)


/s/ Carl Wertz                                                    March 28, 2000
---------------------------------
CARL WERTZ
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)




                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities indicated, on March 28, 2000.


/s/ Raymond Soong                           /s/ Michael A. Rosenberg
---------------------------------           ---------------------------------
RAYMOND SOONG                               MICHAEL A. ROSENBERG
Chairman of the Board of Directors          Director


/s/ David Lin                               /s/ Michael R. Giordano
---------------------------------           ---------------------------------
DAVID LIN                                   MICHAEL R. GIORDANO
Director                                    Director


/s/ Shing Mao                               /s/ M.K. Lu
---------------------------------           ---------------------------------
SHING MAO                                   M.K. LU
Director                                    Director


/s/ Leonard M. Silverman
---------------------------------
LEONARD M. SILVERMAN
Director

                                INDEX TO EXHIBITS

                                                                                                SEQUENTIAL
NUMBER     DESCRIPTION                                                                         PAGE NUMBER
------     -----------                                                                         -----------
3.1        Certificate of Incorporation of Diodes Incorporated (the "Company") dated July
           29, 1968 (1)
3.2        Amended By-laws of the Company dated August 14, 1987 (2)
10.1       Stock Purchase and Termination of Joint Shareholder Agreement (3)
10.2       1994 Credit Facility Agreement between the Company and Wells Fargo Bank,
           National Association (4)
10.3 *     Company's 401(k) Plan - Adoption Agreement (5)
10.4 *     Company's 401(k) Plan - Basic Plan Documentation #03 (5)
10.5 *     Employment Agreement between the Company and Pedro Morillas (6)
10.6 *     Company's Incentive Bonus Plan (7)
10.7 *     Company's 1982 Incentive Stock Option Plan (7)
10.8 *     Company's 1984 Non-Qualified Stock Option Plan (7)
10.9 *     Company's 1993 Non-Qualified Stock Option Plan (7)
10.10 *    Company's 1993 Incentive Stock Option Plan (5)
10.11      $6.0 Million Revolving Line of Credit Note (8)
10.12      Credit Agreement between Wells Fargo Bank and the Company dated November 1, 1995
           (8)
10.13      KaiHong Compensation Trade Agreement for SOT-23 Product (9)
10.14      KaiHong Compensation Trade Agreement for MELF Product (10)
10.15      Lite-On Power Semiconductor Corporation Distributorship Agreement (11)
10.16      Loan Agreement between the Company and FabTech Incorporated (12)
10.17      KaiHong Joint Venture Agreement between the Company and Mrs. J.H. Xing (12)
10.18      Quality Assurance Consulting Agreement between LPSC and Shanghai KaiHong
           Electronics Company, Ltd. (13)
10.19      Loan Agreement between the Company and Union Bank of California, N.A. (13)
10.20      First Amendment to Loan Agreement between the Company and Union Bank of
           California, N.A. (14)
10.21      Guaranty Agreement between the Company and Shanghai KaiHong Electronics Co.,
           Ltd. (14)
10.22      Guaranty Agreement between the Company and Xing International, Inc. (14)
10.23      Fifth Amendment to Loan Agreement (15)
10.24      Term Loan B Facility Note (15)
10.25      Bank Guaranty for Shanghai KaiHong Electronics Co., LTD (16)
10.26      Consulting Agreement between the Company and J.Y. Xing  (17)
10.27      Software License Agreement between the Company and Intelic Software Solutions,
           Inc. (18)
10.28      Diodes-Taiwan Relationship Agreement for FabTech Wafer Sales  (19)
10.29      Separation Agreement between the Company and Michael A. Rosenberg
11         Statement regarding Computation of Per Share Earnings
21         Subsidiaries of the Registrant
23.1       Consent of Independent Public Accountants
27         Financial Data Schedule

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

(18) Previously filed with Company's Form 10-K, filed with the Commission on March 26, 1999, which is hereby incorporated by reference.

(19) Previously filed with Company's Form 10-Q, filed with the Commission on August 10, 1999, which is hereby incorporated by reference.

* Constitute management contract, compensatory plans and arrangements which are required to be filed pursuant to Item 601 of Regulation S-K.