Form 10-Q
period 2000-03-31
DIODES INC /DEL/
filed 2000-05-15
CIK 29002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2000

                                       or
            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
               For the transition period from _______ to ________.

                         COMMISSION FILE NUMBER: 1-5740

                               DIODES INCORPORATED
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     95-2039518
          (State or other                              (I.R.S. Employer
          jurisdiction of                               Identification
         incorporation or                                   Number)
           organization)

       3050 EAST HILLCREST DRIVE
      WESTLAKE VILLAGE, CALIFORNIA                          91362
(Address of principal executive offices                   (Zip code)


                                 (805) 446-4800
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock, $0.66 2/3 par value, outstanding as of April 21, 2000 was 6,078,356, including 717,115 shares of treasury stock.


                    THIS REPORT INCLUDES A TOTAL OF 27 PAGES
                        THE EXHIBIT INDEX IS ON PAGE 20

                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors and Shareholders
Diodes Incorporated and Subsidiaries


We have reviewed the accompanying consolidated condensed balance sheet of Diodes Incorporated and subsidiaries as of March 31, 2000, and the related consolidated condensed statements of income and cash flows for the three months ended March 31, 2000. These financial statements are the responsibility of the management of Diodes Incorporated and subsidiaries.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Diodes Incorporated and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated January 28, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Moss Adams LLP
Los Angeles, CA
May 4, 2000

                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL INFORMATION


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS


                                                        DECEMBER 31,        MARCH 31,
                                                           1999               2000
                                                        -----------        -----------
                                                                           (UNAUDITED)
CURRENT ASSETS
    Cash                                                $ 3,557,000        $ 3,127,000
    Accounts receivable
        Customers                                        14,962,000         17,381,000
        Related party                                        90,000             52,000
        Other                                               300,000            592,000
                                                        -----------        -----------
                                                         15,352,000         18,025,000
        Less allowance for doubtful receivables             297,000            320,000
                                                        -----------        -----------
                                                         15,055,000         17,705,000

    Inventories                                          16,575,000         18,915,000
    Deferred income taxes, current                        1,700,000          1,703,000
    Prepaid expenses and other current assets               762,000            957,000
                                                        -----------        -----------
               Total current assets                      37,649,000         42,407,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization         20,909,000         22,953,000

ADVANCES TO RELATED PARTY VENDOR                          2,561,000          2,608,000

DEFERRED INCOME TAXES, non-current                          146,000            146,000

OTHER ASSETS
    Goodwill, net                                           969,000            958,000
    Other                                                   173,000            147,000
                                                        -----------        -----------
TOTAL ASSETS                                            $62,407,000        $69,219,000
                                                        ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       DECEMBER 31,        MARCH 31,
                                                                           1999               2000
                                                                       ------------       -----------
                                                                                          (UNAUDITED)
CURRENT LIABILITIES
    Line of credit                                                     $ 3,237,000        $ 7,725,000
    Accounts payable
       Trade                                                             7,716,000          8,347,000
       Related party                                                     1,821,000          2,289,000
    Accrued liabilities                                                  5,782,000          4,782,000
    Income taxes payable                                                   878,000            343,000
    Current portion of long-term debt                                    2,312,000          2,313,000
                                                                       -----------        -----------
               Total current liabilities                                21,746,000         25,799,000

DEFERRED COMPENSATION                                                       57,000             59,000

LONG-TERM DEBT, net of current portion                                   4,672,000          3,924,000

MINORITY INTEREST IN JOINT VENTURE                                         959,000          1,064,000

STOCKHOLDERS' EQUITY
    Class A convertible preferred stock -
        par value $1.00 per share;
        1,000,000 shares authorized;
        no shares issued and outstanding                                        --                 --
    Common stock - par value $0.66 2/3 per share;
        9,000,000 shares authorized; 6,005,521 and 6,076,856
        shares issued and outstanding at December 31, 1999
        and March 31, 2000, respectively                                 4,004,000          4,052,000
    Additional paid-in capital                                           7,888,000          8,145,000
    Retained earnings                                                   24,863,000         27,958,000
                                                                       -----------        -----------
                                                                        36,755,000         40,155,000
    Less:
        Treasury stock - 717,115 shares of common stock at cost          1,782,000          1,782,000
                                                                       -----------        -----------
               Total stockholders' equity                               34,973,000         38,373,000
                                                                       -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $62,407,000        $69,219,000
                                                                       ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                           DIODES INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                        (Unaudited)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                  ---------------------------------
                                                       1999                 2000
                                                  ------------         ------------
      NET SALES                                   $ 16,032,000         $ 27,437,000
      COST OF GOODS SOLD                            12,122,000           19,000,000
                                                  ------------         ------------
          Gross profit                               3,910,000            8,437,000

      SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES                                       3,121,000            4,542,000
                                                  ------------         ------------
          Income from operations                       789,000            3,895,000

      OTHER INCOME (EXPENSE)
          Interest income                               62,000               52,000
          Interest expense                            (160,000)            (216,000)
          Other                                         48,000                6,000
                                                  ------------         ------------
                                                       (50,000)            (158,000)

      INCOME BEFORE INCOME TAXES AND
      MINORITY INTEREST                                740,000            3,737,000

      PROVISION FOR INCOME TAXES                        17,000              492,000
      MINORITY INTEREST IN JOINT VENTURE               (33,000)            (105,000)
      EARNINGS
                                                  ------------         ------------
      NET INCOME                                  $    690,000         $  3,140,000
                                                  ============         ============
      EARNINGS PER SHARE
          BASIC                                   $       0.14         $       0.59
          DILUTED                                 $       0.13         $       0.51
                                                  ============         ============
      Number of shares used in computation
          Basic                                      5,047,237            5,323,963
          Diluted                                    5,233,425            6,136,327
                                                  ============         ============


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                   -------------------------------
                                                                      1999                2000
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                     $   690,000         $ 3,140,000
    Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
        Depreciation and amortization                                  552,000             998,000
        Minority interest earnings                                     129,000             105,000
        Interest income accrued on advances to vendor                  (48,000)            (47,000)
    Changes in operating assets:
        Accounts receivable                                         (2,018,000)         (2,650,000)
        Inventories                                                  1,744,000          (2,340,000)
        Prepaid expenses and other assets                             (632,000)           (161,000)
    Changes in operating liabilities:
        Accounts payable                                               974,000           1,099,000
        Accrued liabilities                                           (265,000)         (1,043,000)
        Income taxes payable                                          (169,000)           (535,000)
                                                                   -----------         -----------
           Net cash provided (used) by operating activities            957,000          (1,434,000)
                                                                   -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                         (314,000)         (3,042,000)
                                                                   -----------         -----------
           Net cash used by investing activities                      (314,000)         (3,042,000)
                                                                   -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Advances on line of credit, net                                   (362,000)          4,488,000
    Net proceeds from the issuance of capital stock                         --             305,000
    Proceeds from (repayments of) long-term obligations                592,000            (747,000)
                                                                   -----------         -----------
           Net cash provided by financing activities                   230,000           4,046,000
                                                                   -----------         -----------

INCREASE (DECREASE) IN CASH                                            873,000            (430,000)

CASH AT BEGINNING OF PERIOD                                          2,415,000           3,557,000
                                                                   -----------         -----------
CASH AT END OF PERIOD                                              $ 3,288,000         $ 3,127,000
                                                                   ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
       Interest                                                    $    99,000         $   216,000
                                                                   ===========         ===========
       Income taxes                                                $   580,000         $ 1,030,000
                                                                   ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

        The accompanying consolidated, condensed financial statements have been prepared in accordance with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the calendar year ended December 31, 1999.

        The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Diodes Taiwan Co., Ltd. ("Diodes-Taiwan"), and the accounts of Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China") in which the Company has a 95% interest. All significant intercompany balances and transactions have been eliminated.

NOTE B - INCOME TAXES

        The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, the Company has recorded a net deferred tax asset of $1,703,000 resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and certain expense accruals, which are not currently deductible for income tax purposes.

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

        Under Federal tax law, foreign earnings are taxed when funds are distributed by foreign subsidiaries to the parent Company. Through December 31, 1997, the Company had undistributed earnings at Diodes-Taiwan for which no deferred income tax liability had been recorded since, at that time, management considered this investment to be permanent, and no plans or intentions existed to distribute the capital of its Taiwan subsidiary. Changes in Taiwan income tax policies in 1998 caused management to reconsider its investment strategies in the fourth quarter of 1998 for current and future earnings at Diodes-Taiwan. While a portion of its investment will remain in Taiwan, a total distribution of approximately $4.5 million will be made by Diodes-Taiwan to the Company. Approximately $1.5 million was distributed in 1999, and the remaining is scheduled to be distributed in 2000. The decision was made, in part, because the changes in Taiwan income tax policies made it less favorable to accumulate earnings at Diodes-Taiwan and, in part, to allow the Company to redirect its financial resources from Diodes-Taiwan to its expansion of Diodes-China.

NOTE C - ADVANCES TO RELATED PARTY VENDOR

        Under a compensation-trade agreement the Company has advanced $2.5 million in cash to a related party vendor, FabTech Incorporated ("FabTech"), a wholly owned subsidiary of Lite-On Power Semiconductor Corporation ("LPSC"). Interest accrues monthly at LIBOR plus 1.1%. Outstanding principal and accrued interest as of March 31, 2000 totaled $2,608,000.

        Amounts advanced, including interest, are payable through February 2001 when any outstanding balances become due on demand, and are secured by FabTech's accounts receivable. The compensation-trade agreement allows the Company to recover interest and principal due by deducting a fixed amount ($10.00) per unit for products (silicon wafers) purchased from FabTech. FabTech may also repay its debt in cash. As of March 31, 2000, the Company has collected $600,000 in cash on the note, and expects this note to be collected, including interest, no later than February 2001, according to the terms of the agreement.

NOTE D - SEGMENT INFORMATION

        Information about the Company's operations in the United States, Taiwan, and China are presented below. Items transferred among the Company and its subsidiaries are transferred at prices to recover costs plus an appropriate mark up for profit. Inter-company revenues, profits and assets have been eliminated to arrive at the consolidated amounts.

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief decision-making group consists of the President, Vice President of Sales and Marketing, Chief Financial Officer, and Vice President of Far East Operations. The operating segments are managed separately because each operating segment represents a strategic business unit whose function and purpose differs from the other segments.

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


                                   Shanghai
                                    KaiHong           Diodes-Taiwan           Diodes
  THREE MONTHS ENDED              Electronics        Corporation, Ltd.     Incorporated          Consolidated
    MARCH 31, 1999                  (China)              (Taiwan)         (United States)          Segments
  ------------------              ------------       -----------------    ---------------        ------------
Total sales                       $  2,014,000         $  8,084,000         $ 10,099,000         $ 20,197,000
Inter-segment sales                 (1,450,000)          (2,071,000)            (644,000)          (4,165,000)
                                  ------------         ------------         ------------         ------------
   Net sales                      $    564,000         $  6,013,000         $  9,455,000         $ 16,032,000

Depreciation and
amortization                      $    467,000         $     14,000         $     71,000         $    552,000
Interest expense (income),
net                               $     12,000         $      2,000         $     84,000         $     98,000
Income tax provision
(benefit)                         $         --         $    304,000         $   (287,000)        $     17,000
Net income (loss)                 $    624,000         $    474,000         $   (408,000)        $    690,000
Segment assets                    $ 15,472,000         $ 12,875,000         $ 18,631,000         $ 46,978,000

                                        Shanghai
                                         KaiHong           Diodes-Taiwan          Diodes
    THREE MONTHS ENDED                 Electronics       Corporation, Ltd.     Incorporated          Consolidated
      MARCH 31, 2000                    (China)              (Taiwan)         (United States)          Segments
    ------------------                ------------       -----------------    ---------------        ------------
Total sales                           $  6,629,000         $ 15,684,000         $ 15,691,000         $ 38,004,000
Inter-segment sales                     (5,280,000)          (4,618,000)            (669,000)         (10,567,000)
                                      ------------         ------------         ------------         ------------
   Net sales                          $  1,349,000         $ 11,066,000         $ 15,022,000         $ 27,437,000

Depreciation and                      $    857,000         $     46,000         $     95,000         $    998,000
amortization
Interest expense (income), net        $     (3,000)        $      2,000         $    165,000         $    164,000
Income tax provision                  $         --         $    655,000         $   (163,000)        $    492,000
(benefit)
Net income (loss)                     $  1,990,000         $  1,390,000         $   (240,000)        $  3,140,000
Segment assets                        $ 28,119,000         $ 18,956,000         $ 22,144,000         $ 69,219,000


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


GENERAL

        Diodes Incorporated (the "Company") is a manufacturer and distributor of high-quality discrete semiconductor devices to leading manufacturers in the automotive, electronics, computing and telecommunications industries. The Company's products include small signal transistors and MOSFETs, transient voltage suppressors (TVSs), zeners, diodes, rectifiers and bridges.

        The Company's products are sold primarily in North America and Asia, both directly to original equipment manufacturers ("OEMs") (55% of total sales for the three months ended March 31, 2000) and through electronic component distributors (45% of total sales for the three months ended March 31, 2000). For the three months ended March 31, 2000, approximately 55% and 45% of the Company's products were sold in North America and the Far East, respectively. For the twelve months ended December 31, 1999, approximately 56% and 44% of the Company's products were sold in North America and the Far East, respectively, compared to 71% and 29% in 1998, respectively. The increase in the percentage of sales in the Far East is expected to continue, as the Company believes there is greater potential to increase market share in that region.

        For financial reporting purposes, the Company is deemed to engage in three industry segments: North America, Taiwan, and China. All three segments focus on discrete semiconductor devices. The North American segment procures and distributes products primarily throughout North America and provides management, warehousing and engineering support. The Taiwan segment procures product from, and manufactures and distributes product primarily to, companies in Taiwan, Korea, Singapore, and Hong Kong. This segment also procures product for, and manufactures and distributes product to the Company's North American operations. The China segment manufactures product for, and distributes product to, both the North American and Taiwan segments. In 1997, the China segment began manufacturing product for, and distributing product to, customers in China and North America.

See Note D of "Notes to Consolidated Financial Statements" for a description of the Company's adoption of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

        In July 1997, Vishay Intertechnology, Inc. ("Vishay") and the Lite-On Group, a Taiwanese consortium, formed a joint venture -- Vishay/Lite-On Power Semiconductor Pte., LTD. ("Vishay/LPSC") -- to acquire Lite-On Power Semiconductor Corp. ("LPSC"), the Company's largest shareholder and a member of the Lite-On Group of the Republic of China. Vishay is the largest U.S. and European manufacturer of passive electronic components and a major producer of discrete semiconductors and power integrated circuits. The Lite-On Group, with worldwide sales of almost $2 billion, is a leading manufacturer of power semiconductors, computer peripherals, and communication products.

        In March 2000, Vishay agreed to sell its 65% interest in the Vishay/LPSC joint venture to the Lite-On Group, the 35% owner. Because of this transaction, the Lite-On Group, through LPSC, its wholly-owned subsidiary, indirectly owns approximately 38% of the Company's Common Stock. The Company considers its relationship with LPSC to be mutually beneficial and the Company and LPSC will continue its strategic alliance as it has since 1991. The Company will continue to compete, as it always has, with Vishay's Telefunken division. The overlap in comparable products is insignificant and is not expected to have any material impact on the financial results of the Company.

        Products are currently sold under two brand names: Diodes, Inc. and Vishay/Lite-On Power Semiconductor. The Company is unifying product lines under a limited number of brand names in order to establish brand name unity and consistency of product, and to capitalize on brand name recognition, where possible. Although customers continue to recognize Diodes brand products and view the Company as a separate vendor from Vishay, at this time it is uncertain as to the effect that the Vishay/LPSC transaction will have on brand recognition or major distributors. However, management believes that with the Company's competitive pricing, internal manufacturing capabilities and capacity, customer/applications engineering, and strong customer service reputation, it has proven itself to be a valuable supplier, and as such the impact of the Vishay/LPSC transaction is not anticipated to have a material adverse impact on customer relations.

        In March 2000, the Company appointed C.H. Chen as President and Chief Executive Officer, replacing Michael Rosenberg who left the Company to pursue other interests. From 1969 to 1990, Mr. Chen held various positions at Texas Instruments, most recently as Vice President of Texas Instruments-Taiwan. In 1990, he left Texas Instruments to found Dyna Image Corp., a Lite-On Group company (now listed on the Taiwan OTC market) that has become the world's leading supplier of contact image sensors (CISs), which are key components in facsimile machines and scanners. Mr. Chen is currently the Vice Chairman and President of Dyna Image Corp.

        The Company's Far East subsidiaries, Diodes-Taiwan and Diodes-China, both manufacture product for sale to North America and the Far East. Diodes-Taiwan's manufacturing focuses on products such as axial Schottky and MELF rectifiers. These "general use" products are destined for end products in the automotive industry as well as for use in commercial appliances, household lighting, and electric hand tools, among others. Diodes-China's manufacturing primarily focuses on SOT-23 and SOD-123 products. These surface mount devices ("SMDs") are used in the computer and telecommunications industries and are destined for notebook computers, pagers, PCMCIA cards, modems, and garage door transmitters, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand-held devices continue.

        The discrete semiconductor industry has, for the last several years, been subject to severe pricing pressures, compounded by the Asian economic situation. Although manufacturing costs generally decreased during this period, excess manufacturing capacity and over-inventory caused selling prices to fall at a greater rate than manufacturing costs. Because of this competitive environment, gross profit margins declined from 28.3% in 1995 to 26.4% in 1999. Beginning in the second half of 1999, manufacturing profit from Diodes-China coupled with an apparent easing of pricing pressures contributed to a gross profit margin of 30.8% as of March 31, 2000. There can be no assurance that these improved margins can be maintained or improved upon in the future.

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

        Since 1997, the Company's manufacturing focus has primarily been in the development and expansion of Diodes-China. To date, the Company and its 5% minority partner have increased property, plant and equipment at the facility to approximately $25 million. The equipment expansion allows for the manufacture of additional SOT-23 packaged components as well as other surface-mount packaging, including the smaller SOD packages.

        In December 1999, the Company announced it would invest an additional $6.5 million in Diodes-China to expand its manufacturing capacity by approximately 65%. The additional expansion, to be financed with cash flow and existing credit facilities, is expected to be completed by mid-2000. In April 2000, the Company announced an additional investment of $9 million in Diodes-China that is expected to be in full production by the first quarter of 2001. These investments will bring the total property, plant and equipment at the manufacturing facility to approximately $40 million. Approximately $8.0 million of the Company's existing credit facility has been used to finance the additional manufacturing capacity. As the industry requires manufacturing of smaller and more efficient products that meet the technical requirements of customers seeking to integrate multiple technologies within one package, the Company will continue to increase manufacturing capacity as worldwide demand warrants.

        The Company intends to continue its strategic plan of locating alternate sources of its products and raw materials, including those provided by its major suppliers. Alternate sources include, but are not limited to, Diodes-China and other sourcing agreements in place, as well as those in negotiation. The Company anticipates that the effect of the loss of any one of its major suppliers will not have a material adverse effect on the Company's operations, provided that alternate sources remain available. The Company continually evaluates alternative sources of its products to assure its ability to deliver high-quality, cost-effective products.

        In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech for resale to customers in the Far East. Diodes-Taiwan also purchases wafers from LPSC. Silicon wafer sales for the three months ended March 31, 2000 were $2,406,000 compared to $495,000 for the same period in 1999. Wafer sales for the twelve months ended December 31, 1999 were $4,005,000. The gross margin percentage on sales of silicon wafers, though still profitable, is far below that of the Company's standard product lines. Silicon wafer sales are a complementary service for some customers, rather than a focused product line. It is anticipated that sales of silicon wafers may not continue beyond the second half of 2000 as the Company evaluates other, more profitable complementary products.

        Products from foreign suppliers are purchased primarily in United States dollars. To a limited extent, and from time to time, the Company contracts in foreign currencies (e.g., a portion of the equipment purchases for the Diodes-China expansion), and, accordingly, its results of operations could be materially affected by fluctuations in currency exchange rates. Due to the limited number of contracts denominated in foreign currencies and the complexities of currency hedges, the Company has not engaged in hedging to date. If the volume of contracts written in foreign currencies increases, and the Company does not engage in currency hedging, a substantial increase in the relative value of such currencies could have a material adverse effect on the Company's results of operations. Management believes that the current contracts written in foreign currencies are not significant enough to justify the costs inherent in currency hedging.

        The Company's effective tax rate decreased to 13.2% for the three months ended March 31, 2000 from 19.3% for the twelve months ended December 31, 1999 and from 36.0% for the same period in 1998. The decrease in the Company's effective tax rate is due primarily to the increase in Diodes-China's contribution to net income at a tax rate of 0% through year 2000. From 2001 through 2003, Diodes-China will be taxed at 13.5% (one-half of the current Chinese tax rate) and then at 27% thereafter. Based upon tax rates in the U.S. and Taiwan and the expected profitability of each of the Company's three business segments during the balance of the year, it is anticipated that for the twelve months of 2000, the consolidated provision for income taxes will be in the range of 10-20% of pre-tax income.

        The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue ("Y2K"). The total cost of Y2K compliance was not considered a material expense, and currently, no significant operational problems for the Company's computer systems occurred as a result of Y2K. However, if problems surface that have not yet been identified that will require substantial time and resources to remedy, they could have a material adverse effect on the Company's business.

        Net Sales, Cost of Goods Sold and Other Income for the three months ended March 31, 1999 have been restated to be consistent with the current presentation of certain transactions. In the past, profit realized on drop shipments from Diodes-Taiwan was accounted for as "Commission Income" under "Other Income". These shipments (which are expected to become an increasingly significant part of the Company's business) are now included in "Net Sales", with an appropriate charge to "Cost of Goods Sold". The income derived from these transactions is now included in Gross Profit. These changes have no effect on Net Income and Earnings per Share. The increase to Net Sales and Gross Profit, and the decrease in Other Income for the three months ended March 31, 1999 was $420,000, $104,000, and $104,000, respectively. In addition, Minority Interest in Joint Venture Earnings is presented after Provision for Income Taxes as per Rule 5-03(b)12 of Regulation S-X.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000

        The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                         PERCENTAGE
                                        PERCENT OF NET SALES           DOLLAR INCREASE
                                    THREE MONTHS ENDED MARCH 31,         (DECREASE)
                                    ----------------------------       ---------------
                                       1999             2000              `99 TO `00
                                       -----            -----             ----------
Net sales                              100.0%           100.0%                71.1%

Cost of goods sold                     (75.6)           (69.2)                56.7
                                       -----            -----              -------
Gross profit                            24.4             30.8                115.8

Selling, general & administrative
expenses ("SG&A")                      (19.5)           (16.6)                45.5
                                       -----            -----              -------
Income from operations                   4.9             14.2                393.7

Interest expense, net                   (0.6)            (0.6)                67.3

Other income                             0.3              0.0                (87.5)
                                       -----            -----              -------
Income before taxes                      4.6             13.6                405.0

Income taxes                             0.1              1.8              2,794.1
Minority interest                       (0.2)            (0.4)               218.2
                                       -----            -----              -------
Net income                               4.3             11.4                355.1
                                       =====            =====              =======


        The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                  1999              2000
                               -----------      -----------
NET SALES                      $16,032,000      $27,437,000

        Net sales increased approximately $11.4 million, or 71.1%, for the three months ended March 31, 2000 compared to the same period last year, due primarily to a 59.3% increase in units sold, as a result of an increased demand for the Company's products, primarily in North America. Diodes-China contributed trade sales of $1.3 million, compared to $564,000 in the same period last year. The Company's average selling price ("ASP") increased 6.6% over the same period, primarily in the Far East, but decreased 3.1% from the fourth quarter of 1999. The Company anticipates these pricing pressures could continue for the balance of the year, though the severity should slowly diminish. In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech, among others, for resale in the Far East. Sales totaling $2.2 million of silicon wafers compared to $495,000 in the same period last year also contributed to the increase in sales. It is anticipated that sales of silicon wafers may not continue beyond the second half of 2000 as the Company evaluates other, more profitable complementary products.

                                               1999              2000
                                            -----------      -----------
COST OF GOODS SOLD                          $12,122,000      $19,000,000

GROSS PROFIT                                $3,910,000       $ 8,437,000

GROSS PROFIT MARGIN PERCENTAGE                24.4%              30.8%


        Gross profit increased approximately $4.5 million, or 115.8%, for the three months ended March 31, 2000 compared to the same period last year. Of the $4.5 million increase, approximately $2.7 million was due to the 71.1% increase in sales, while $1.8 million was due to the increase in gross margin percentage from 24.4% to 30.8%. Manufacturing profit at Diodes-China contributed to the increase in gross margin percentage. Although gross profit margins strengthened in the first quarter of 2000, pricing pressures continue to exist on many of the Company's product lines, and there can be no assurance that margins will continue to improve or be maintained.


                                               1999             2000
                                            ----------       ----------
SG&A                                        $3,121,000       $4,542,000

        SG&A for the three months ended March 31, 2000 increased approximately $1.4 million, or 45.5%, compared to the same period last year, due primarily to separation compensation paid to the former President and Chief Executive Officer in March 2000. Increases in wage/benefits expenses due to additional sales and engineering personnel, higher marketing and advertising expenses, and increased sales commissions also contributed to the increase in SG&A. SG&A as a percentage of sales decreased to 16.6% from 19.5% in the comparable period last year.


                                               1999              2000
                                             --------          --------
INTEREST INCOME                              $ 62,000          $ 52,000

INTEREST EXPENSE                             $160,000          $216,000

NET INTEREST EXPENSE                         $ 98,000          $164,000


        Net interest expense for the three months ended March 31, 2000 increased $66,000 versus the same period last year, due primarily to an increase use of the Company's credit facility (at higher interest rates) to support the expansion of Diodes-China. The Company's interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in the Diodes-China manufacturing facility and (ii) the $2.6 million, including accrued interest, advanced to FabTech. Interest income is primarily the interest charged to FabTech, under the Company's formal loan agreement, as well as earnings on its cash balances.


                                               1999             2000
                                              -------          ------
OTHER INCOME                                  $48,000          $6,000

        Other income for the three months ended March 31, 2000 decreased approximately $42,000 compared to the same period last year, due primarily to currency exchange fluctuation at the Company's subsidiaries in Taiwan and China.


                                               1999              2000
                                              -------          --------
PROVISION FOR INCOME TAXES                    $17,000          $492,000

The Company's overall effective federal, state, and foreign tax rate increased to 13.2% for the three months ended March 31, 2000 from 2.3% in the comparable period last year. Diodes-China will continue to benefit from 0% tax for the remainder of year 2000. From 2001 through 2003, Diodes-China will be taxed at 13.5% (one-half of the current Chinese tax rate) and at 27% thereafter. Based upon tax rates in the U.S. and Taiwan and the expected profitability of each of the Company's three business segments during the balance of the year, it is anticipated that for the twelve months of 2000, the consolidated provision for income taxes will be in the range of 10-20% of pre-tax income.


                                               1999              2000
                                             ---------        ----------
MINORITY INTEREST IN JOINT VENTURE           $(33,000)        $(105,000)

        Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for the three months ended March 31, 2000 is primarily the result of increased sales, both internal and to external customers. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of Diodes-China are included therein. As of March 31, 2000, the Company had a 95% controlling interest in the joint venture.


FINANCIAL CONDITION

    LIQUIDITY AND CAPITAL RESOURCES

        Cash used by operating activities for the three months ended March 31, 2000 was $1.4 million compared to cash provided of $957,000 for the same period in 1999. The primary sources of cash flows from operating activities in 2000 were net income of $3.1 million and an increase in accounts payable of $1.1 million. The primary use of cash flows from operating activities in 2000 was an increase in accounts receivable of $2.7 million and an increase in inventories of $2.3 million. The primary sources of cash flows from operating activities for the three months ended March 31, 1999 were a decrease in inventories of $1.7 million and an increase in accounts payable of $974,000, while the primary use was a $2.0 million increase in accounts receivable.

        Since December 31, 1999, accounts receivable from customers has increased 16.2% due primarily to a slowing trend in payments from major distributors. The Company does not expect this trend to result in additional bad debt expense. The Company continues to closely monitor its credit policies, while at times providing more flexible terms, primarily to its Asian customers, when necessary. The ratio of the Company's current assets to current liabilities on March 31, 2000 was 1.64 to 1, compared to a ratio of 1.73 to 1 on December 31, 1999.

        Cash used by investing activities was $3.0 million as of March 31, 2000, compared to $314,000 during the same period in 1999. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility.

        Cash provided by financing activities was $4.0 million for the three months ended March 31, 2000, compared to $230,000 for the same period in 1999. In March 1998, the Company amended an August 1996 loan agreement whereby the Company obtained a $23.1 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million and term commitment notes providing up to $14 million for plant expansion, advances to vendors, and letters of credit for Diodes-China. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of March 31, 2000. The Company is in the process of extending its working capital line of credit, which expires June 30, 2000. As of March 31, 2000, approximately $6.1 million is outstanding under the term note commitment, and the average interest rate on outstanding borrowings was approximately 7.1%.

        The Company has used its credit facility primarily to fund the advances to Diodes-China and FabTech as well as to support its operations. At March 31, 2000, amounts due from FabTech, including accrued interest, are approximately $2.6 million, and the entire amount is due February 2001. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements.

        In January 2000, the Company entered into an intercompany loan agreement with Diodes-China for up to $6.0 million. The interest rate charged by the Company will be equal to the Company's borrowing rate. Diodes-China will repay the loan by installment payments as cash flow allows, however, the total outstanding balance, including accrued interest, will be payable in full on or before December 31, 2003.

        Total working capital increased approximately 4.4% to $16.6 million as of March 31, 2000, from $15.9 million as of December 31, 1999. The Company believes that such working capital position will be sufficient for growth opportunities.

        The Company's long-term debt to equity ratio decreased to 0.16 at March 31, 2000, from 0.20 at December 31, 1999. The Company's total debt to equity ratio increased to 0.78 at March 31, 2000, from 0.77 at December 31, 1999. It is anticipated that these ratios may increase as the Company continues to use its credit facilities to fund additional sourcing and manufacturing opportunities.

        As of March 31, 2000, the Company has no material plans or commitments for capital expenditures other than in connection with the expansion at Diodes-China. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share.


    FACTORS THAT MAY AFFECT FUTURE RESULTS

        CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act.

        All forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to, in addition to the other matters described in this Quarterly Report on Form 10-Q, a variety of significant risks and uncertainties. The following discussion highlights some of these risks and uncertainties. Further, from time to time, information provided by the Company or statements made by its employees may contain forward-looking information. There can be no assurance that actual results or business conditions will not differ materially from those set forth or suggested in such forward-looking statements as a result of various factors, including those discussed below.

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

- defects in products

- any failure of economies to develop when planned

- acquisition of fixed assets and other assets, including inventories and receivables

- making or incurring of any expenditures

- effects of and changes in trade, monetary and fiscal policies, laws and regulations

- other activities of governments, agencies and similar organizations

- changes in social and economic conditions, such as trade restrictio or prohibition, inflation and monetary fluctuation, import and other charges or taxes, especially at Diodes-China and Diodes-Taiwan

- ability or inability of the Company to obtain or hedge against foreign currency

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

- the sale of Vishay's 65% ownership in Vishay/LPSC to LPSC

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


        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits

                        Exhibit 11     Computation of Earnings Per Share

                        Exhibit 27     Financial Data Schedule

                        Exhibit 99.1 Press release; Diodes Comments on Vishay/ LPSC Announcement

                        Exhibit 99.2 Press release; Diodes Incorporated Announces Appointment of New President and Chief Executive Officer

                        Exhibit 99.3 Press release; Diodes Incorporated to Invest Additional $9 Million in Manufacturing Facility

                        Exhibit 99.4 Press release; Diodes Incorporated Reports Record Quarterly Revenues and Earnings


                (b) Reports on Form 8-K

                        None

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIODES INCORPORATED (Registrant)



By:/s/ Carl Wertz                                                   May 10, 2000
----------------------------------------------------
CARL WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT 11            COMPUTATION OF EARNINGS PER SHARE                 Page 21

EXHIBIT 27            FINANCIAL DATA SCHEDULE                           Page 22

EXHIBIT 99.1          PRESS RELEASE; DIODES COMMENTS ON VISHAY/LPSC
                      ANNOUNCEMENT                                      Page 23

EXHIBIT 99.2          PRESS RELEASE; DIODES INCORPORATED ANNOUNCES
                      APPOINTMENT OF NEW PRESIDENT AND CHIEF
                      EXECUTIVE OFFICER                                 Page 24

EXHIBIT 99.3          PRESS RELEASE; DIODES INCORPORATED TO INVEST      Page 25
                      ADDITIONAL $9 MILLION IN MANUFACTURING FACILITY

EXHIBIT 99.4          PRESS RELEASE; DIODES INCORPORATED REPORTS
                      RECORD QUARTERLY REVENUES AND EARNINGS            Page 26