Form 10-Q
period 2000-06-30
DIODES INC /DEL/
filed 2000-08-14
CIK 29002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                                       or

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

The number of shares of the registrant's Common Stock, $0.66 2/3 par value, outstanding as of August 3, 2000 (after the effect of a 3-for-2 stock dividend payable on July 14, 2000) was 9,175,285, including 1,075,673 shares of treasury stock.

                         INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors and Shareholders
Diodes Incorporated and Subsidiaries


We have reviewed the accompanying consolidated condensed balance sheet of Diodes Incorporated and subsidiaries as of June 30, 2000, and the related consolidated condensed statements of income and cash flows for the three and six months ended June 30, 2000. These financial statements are the responsibility of the management of Diodes Incorporated and subsidiaries.

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

Los Angeles, CA
July 18, 2000

                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL INFORMATION


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS


                                                     DECEMBER 31,     JUNE 30,
                                                        1999            2000
                                                     ------------    -----------
                                                                     (UNAUDITED)
CURRENT ASSETS
    Cash                                             $ 3,557,000     $ 3,209,000
    Accounts receivable
        Customers                                     14,962,000      19,277,000
        Related party                                     90,000          26,000
        Other                                            300,000         582,000
                                                     -----------     -----------
                                                      15,352,000      19,885,000
        Less allowance for doubtful receivables          297,000         319,000
                                                     -----------     -----------
                                                      15,055,000      19,566,000

    Inventories                                       16,575,000      21,601,000
    Deferred income taxes, current                     1,700,000       1,702,000
    Prepaid expenses and other current assets            762,000       1,393,000
                                                     -----------     -----------
               Total current assets                   37,649,000      47,471,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization      20,909,000      24,787,000

ADVANCES TO RELATED PARTY VENDOR                       2,561,000       2,493,000

DEFERRED INCOME TAXES, non-current                       146,000         146,000

OTHER ASSETS
    Goodwill, net                                        969,000         947,000
    Other                                                173,000         151,000
                                                     -----------     -----------
TOTAL ASSETS                                         $62,407,000     $75,995,000
                                                     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      DECEMBER 31,     JUNE 30,
                                                                         1999            2000
                                                                      ------------    -----------
                                                                                      (UNAUDITED)
CURRENT LIABILITIES
    Line of credit                                                    $ 3,237,000     $ 6,629,000
    Accounts payable
       Trade                                                            7,716,000      10,143,000
       Related party                                                    1,821,000       2,814,000
    Accrued liabilities                                                 5,782,000       5,987,000
    Income taxes payable                                                  878,000         718,000
    Current portion of long-term debt                                   2,312,000       2,313,000
                                                                      -----------     -----------
               Total current liabilities                               21,746,000      28,604,000

DEFERRED COMPENSATION                                                      57,000          59,000

LONG-TERM DEBT, net of current portion                                  4,672,000       3,195,000

MINORITY INTEREST IN JOINT VENTURE                                        959,000       1,239,000

STOCKHOLDERS' EQUITY
    Class A convertible preferred stock -
        par value $1.00 per share;
        1,000,000 shares authorized;
        no shares issued and outstanding                                       --              --
    Common stock - par value $0.66 2/3 per share;
        30,000,000 shares authorized; 9,008,281 and 9,167,784
        shares issued and outstanding at December 31, 1999
        and June 30, 2000, respectively                                 6,006,000       6,112,000
    Additional paid-in capital                                          5,886,000       6,290,000
    Retained earnings                                                  24,863,000      32,278,000
                                                                      -----------     -----------
                                                                       36,755,000      44,680,000
    Less:
        Treasury stock - 1,075,673 shares of common stock at cost       1,782,000       1,782,000
                                                                      -----------     -----------
               Total stockholders' equity                              34,973,000      42,898,000
                                                                      -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $62,407,000     $75,995,000
                                                                      ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   JUNE 30,                            JUNE 30,
                                        ------------------------------      ------------------------------
                                            1999              2000              1999              2000
                                        ------------      ------------      ------------      ------------
NET SALES                               $ 18,229,000      $ 32,600,000      $ 34,261,000      $ 60,037,000
COST OF GOODS SOLD                        13,800,000        22,111,000        25,922,000        41,111,000
                                        ------------      ------------      ------------      ------------

    Gross profit                           4,429,000        10,489,000         8,339,000        18,926,000

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                 3,376,000         5,270,000         6,496,000         9,812,000
                                        ------------      ------------      ------------      ------------

    Income from operations                 1,053,000         5,219,000         1,843,000         9,114,000

OTHER INCOME (EXPENSE)
    Interest income                           77,000           143,000           139,000           195,000
    Interest expense                        (143,000)         (372,000)         (303,000)         (588,000)
    Other                                     (9,000)           40,000            38,000            46,000
                                        ------------      ------------      ------------      ------------
                                             (75,000)         (189,000)         (126,000)         (347,000)

INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                          978,000         5,030,000         1,717,000         8,767,000

PROVISION FOR INCOME TAXES                   120,000           535,000           137,000         1,027,000
MINORITY INTEREST IN JOINT VENTURE
EARNINGS                                     (33,000)         (175,000)          (66,000)         (280,000)
                                        ------------      ------------      ------------      ------------

NET INCOME                              $    825,000      $  4,320,000      $  1,515,000      $  7,460,000
                                        ============      ============      ============      ============

EARNINGS PER SHARE
    Basic                               $       0.11      $       0.54      $       0.20      $       0.93
    Diluted                             $       0.10      $       0.46      $       0.19      $       0.81
                                        ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                  7,570,856         8,072,885         7,570,856         8,029,413
    Diluted                                7,904,228         9,340,505         7,871,879         9,250,361
                                        ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                ----------------------------
                                                                   1999             2000
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                  $ 1,515,000      $ 7,460,000
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
        Depreciation and amortization                             1,248,000        2,087,000
        Minority interest earnings                                   66,000          280,000
        Interest income accrued on advances to vendor               (96,000)         (94,000)
    Changes in operating assets:
        Accounts receivable                                      (3,682,000)      (4,511,000)
        Inventories                                               1,760,000       (5,026,000)
        Prepaid expenses and other assets                          (712,000)        (589,000)
    Changes in operating liabilities:
        Accounts payable                                          2,754,000        3,420,000
        Accrued liabilities                                          58,000          207,000
        Income taxes payable                                       (169,000)        (160,000)
                                                                -----------      -----------
           Net cash provided by operating activities              2,742,000        3,074,000
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                    (1,708,000)      (5,965,000)
    Minority interest of joint venture investment                    96,000               --
    Collections on note receivable                                       --          162,000
                                                                -----------      -----------
           Net cash used by investing activities                 (1,612,000)      (5,803,000)
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances on line of credit, net                                (706,000)       3,392,000
    Net proceeds from the issuance of capital stock                      --          510,000
    Proceeds from (repayments of) long-term obligations              34,000       (1,476,000)
    Other                                                                --          (45,000)
                                                                -----------      -----------
           Net cash provided (used) by financing activities        (672,000)       2,381,000
                                                                -----------      -----------

INCREASE (DECREASE) IN CASH                                         458,000         (348,000)

CASH AT BEGINNING OF PERIOD                                       2,415,000        3,557,000
                                                                -----------      -----------

CASH AT END OF PERIOD                                           $ 2,873,000      $ 3,209,000
                                                                ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
       Interest                                                 $   164,000      $   393,000
                                                                ===========      ===========
       Income taxes                                             $   579,000      $ 1,189,000
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

NOTE B - INCOME TAXES

               The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, the Company has recorded a net deferred tax asset of $1,848,000 resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and certain expense accruals, which are not currently deductible for income tax purposes.

               The income tax expense as a percentage of pre-tax income differs from the statutory combined federal and state tax rates. The primary reason for this difference is that in accordance with Chinese tax policy, earnings of Diodes-China are not subject to tax for the first two years upon commencement of cumulative profitable operations, which includes the 1999 and 2000 reporting periods. As indicated below, deferred income taxes have not been provided on earnings of Diodes-China.

        As of June 30, 2000, accumulated and undistributed earnings of Diodes-China is approximately $9.8 million. The Company has not recorded a deferred tax liability (estimated to be $3.9 million) on these earnings since the Company considers this investment to be permanent, and has no plans, intentions or obligation to distribute all or part of that amount from China to the United States. The Company will consider the need to provide deferred taxes on future earnings of Diodes-China as further investment strategies are determined.

NOTE C - ADVANCES TO RELATED PARTY VENDOR

               Under a compensation-trade agreement the Company has advanced $2.5 million in cash to a related party vendor, FabTech Incorporated ("FabTech"), a wholly owned subsidiary of Lite-On Power Semiconductor Corporation ("LPSC"). Interest accrues monthly at LIBOR plus 1.1%. Outstanding principal and accrued interest as of June 30, 2000 totaled $2,493,000.

               Amounts advanced, including interest, are payable through February 2001 when any outstanding balances become due on demand, and are secured by FabTech's accounts receivable. The compensation-trade agreement allows the Company to recover interest and principal due by deducting a fixed amount ($10.00) per unit for products (silicon wafers) purchased from FabTech. FabTech may also repay its debt in cash. Through June 30, 2000, the Company has collected $762,000 in cash on the note, and expects this note to be collected, including interest, no later than February 2001, according to the terms of the agreement.

NOTE D - STOCK SPLIT

               On July 14, 2000 the Company issued a three-for-two stock split for shareholders of record as of June 28, 2000. All share and per share amounts in the accompanying financial statements reflect the effect of this stock split.


NOTE E - SEGMENT INFORMATION

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

               The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's annual report on Form 10-K. The Company evaluates performance based on stand-alone operating segment income. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

                                        Shanghai
                                        KaiHong        Diodes-Taiwan
      THREE MONTHS ENDED              Electronics    Corporation, Ltd.  Diodes Incorporated   Consolidated
        JUNE 30, 1999                   (China)          (Taiwan)          (United States)      Segments
      ------------------              -----------    -----------------  -------------------   ------------
Total sales                           $  2,240,000     $ 10,509,000         $ 11,280,000      $ 24,029,000
Inter-segment sales                     (1,491,000)      (3,971,000)            (560,000)       (6,022,000)
                                      ------------     ------------         ------------      ------------
   Net sales                          $    749,000     $  6,538,000         $ 10,720,000      $ 18,007,000

Depreciation and amortization         $    732,000     $   (107,000)        $     71,000      $    696,000
Interest expense (income), net        $    (16,000)    $     (5,000)        $     86,000      $     65,000
Income tax provision (benefit)        $         --     $    284,000         $   (164,000)     $    120,000
Net income (loss)                     $    627,000     $    605,000         $   (407,000)     $    825,000
Segment assets                        $ 15,763,000     $ 14,559,000         $ 18,715,000      $ 49,037,000
                                      ============     ============         ============      ============

                                        Shanghai
                                        KaiHong        Diodes-Taiwan
      THREE MONTHS ENDED              Electronics    Corporation, Ltd.  Diodes Incorporated   Consolidated
        JUNE 30, 2000                   (China)          (Taiwan)          (United States)      Segments
      ------------------              -----------    -----------------  -------------------   ------------
Total sales                           $  9,418,000     $ 19,049,000         $ 18,485,000      $ 46,952,000
Inter-segment sales                     (7,361,000)      (6,234,000)            (756,000)      (14,352,000)
                                      ------------     ------------         ------------      ------------
   Net sales                          $  2,057,000     $ 12,814,000         $ 17,729,000      $ 32,600,000

Depreciation and amortization         $    972,000     $     45,000         $     72,000      $  1,089,000
Interest expense (income), net        $     44,000     $    (12,000)        $    197,000      $    229,000
Income tax provision (benefit)        $         --     $    722,000         $   (187,000)     $    535,000
Net income (loss)                     $  3,333,000     $  1,500,000         $   (513,000)     $  4,320,000
Segment assets                        $ 32,526,000     $ 20,042,000         $ 23,427,000      $ 75,995,000
                                      ============     ============         ============      ============


                                        Shanghai
                                        KaiHong        Diodes-Taiwan
       SIX MONTHS ENDED               Electronics    Corporation, Ltd.  Diodes Incorporated   Consolidated
        JUNE 30, 1999                   (China)          (Taiwan)          (United States)      Segments
       ----------------               -----------    -----------------  -------------------   ------------
Total sales                           $  4,254,000     $ 18,173,000         $ 21,379,000      $ 43,806,000
Inter-segment sales                     (2,941,000)      (6,042,000)          (1,204,000)      (10,187,000)
                                      ------------     ------------         ------------      ------------
   Net sales                          $  1,313,000     $ 12,131,000         $ 20,175,000      $ 33,619,000

Depreciation and amortization         $  1,199,000     $    (93,000)        $    142,000      $  1,248,000
Interest expense (income), net        $     (4,000)    $     (2,000)        $    170,000      $    164,000
Income tax provision (benefit)        $         --     $    588,000         $   (451,000)     $    137,000
Net income (loss)                     $  1,251,000     $  1,079,000         $   (815,000)     $  1,515,000
Segment assets                        $ 15,763,000     $ 14,559,000         $ 18,715,000      $ 49,037,000
                                      ============     ============         ============      ============


                                        Shanghai
                                        KaiHong        Diodes-Taiwan
      THREE MONTHS ENDED              Electronics    Corporation, Ltd.  Diodes Incorporated   Consolidated
        JUNE 30, 2000                   (China)          (Taiwan)          (United States)      Segments
      ------------------              -----------    -----------------  -------------------   ------------
Total sales                           $ 16,047,000     $ 34,733,000         $ 34,176,000         $ 84,956,000
Inter-segment sales                    (12,641,000)     (10,853,000)          (1,425,000)         (24,919,000)
                                      ------------     ------------         ------------         ------------
   Net sales                          $  3,406,000     $ 23,880,000         $ 32,751,000         $ 60,037,000

Depreciation and amortization         $  1,829,000     $     91,000         $    167,000         $  2,087,000
Interest expense (income), net        $     41,000     $    (10,000)        $    362,000         $    393,000
Income tax provision (benefit)        $         --     $  1,377,000         $   (350,000)        $  1,027,000
Net income (loss)                     $  5,323,000     $  2,890,000         $   (753,000)        $  7,460,000
Segment assets                        $ 32,526,000     $ 20,042,000         $ 23,427,000         $ 75,995,000
                                      ============     ============         ============         ============

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

               The Company's products are sold primarily in North America and Asia, both directly to original equipment manufacturers ("OEMs") (53% of total sales for the six months ended June 30, 2000) and through electronic component distributors (47% of total sales for the six months ended June 30, 2000). For the six months ended June 30, 2000, approximately 55% and 45% of the Company's products were sold in North America and the Far East, respectively. For the twelve months ended December 31, 1999, approximately 56% and 44% of the Company's products were sold in North America and the Far East, respectively, compared to 71% and 29% in 1998, respectively. The increase in the percentage of sales in the Far East is expected to continue, as the Company believes there is greater potential to increase market share in that region.

               For financial reporting purposes, the Company is deemed to engage in three industry segments: North America, Taiwan, and China. All three segments focus on discrete semiconductor devices. The North American segment procures and distributes products primarily throughout North America and provides management, warehousing and engineering support. The Taiwan segment procures product from, and manufactures and distributes product primarily to, companies in Taiwan, Korea, Singapore, and Hong Kong. This segment also procures product for, and manufactures and distributes product to the Company's North American operations. The China segment manufactures product for, and distributes product to, both the North American and Taiwan segments. In 1997, the China segment began manufacturing product for, and distributing product to, customers in China and North America. See Note E of "Notes to Consolidated Financial Statements" for a description of the Company's adoption of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

               Products are currently sold under the Diodes, Inc. brand name. The Company has unified product lines under a single brand names in order to establish brand name unity and consistency of product, and to capitalize on brand name recognition, where possible. Although customers continue to recognize Diodes brand products and view the Company as a separate vendor from Vishay, at this time it is uncertain as to the effect that the Vishay/LPSC transaction will have on brand recognition or major distributors. However, management believes that with the Company's competitive pricing, internal manufacturing capabilities and capacity, customer/applications engineering, and strong customer service reputation, it has proven itself to be a valuable supplier, and as such the impact of the Vishay/LPSC transaction is not anticipated to have a material adverse impact on customer relations.

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

               In June 2000, the Company's common stock commenced trading on the Nasdaq Stock Market, National Market System, under the symbol "DIOD." In addition, the Company effected a three-for-two stock split in the form of a 50% stock dividend payable on July 14, 2000 to stockholders of record on June 28, 2000. Under the terms of this stock split in the form of a stock dividend, stockholders received a dividend in the form of one additional share for every two shares held on the record date. Fractional shares created by the stock dividend were paid in cash. The dividend was paid in authorized but unissued shares of the common stock of the Company. The number of outstanding shares of stock after the split was increased from approximately 5.3 million to approximately 8.0 million shares, net of treasury shares held. The par value of the stock was not be affected by the split and remains at $0.66 2/3 per share.

               Also in June 2000, the Company retained Coffin Communications Group to implement and manage its investor relations program. This announcement, combined with the switch to Nasdaq and the stock split, are part of the Company's on-going program to increase the Company's visibility and communication with stockholders, and ultimately contribute to enhanced stockholder liquidity and value.

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

               The discrete semiconductor industry has, for the last several years, been subject to severe pricing pressures, compounded by the Asian economic situation. Although manufacturing costs generally decreased during this period, excess manufacturing capacity and over-inventory caused selling prices to fall at a greater rate than manufacturing costs. Because of this competitive environment, gross profit margins declined from 28.3% in 1995 to 26.4% in 1999. Beginning in the second half of 1999, manufacturing profit from Diodes-China coupled with an apparent easing of pricing pressures contributed to a gross profit margin of 32.2% for the three months ended June 30, 2000 compared to 24.3% for the same period last year. There can be no assurance that these improved margins can be maintained or improved upon in the future.

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

               Since 1997, the Company's manufacturing focus has primarily been in the development and expansion of Diodes-China. To date, the Company and its 5% minority partner have increased property, plant and equipment at the facility to approximately $28 million. The equipment expansion allows for the manufacture of additional SOT-23 packaged components as well as other surface-mount packaging, including the smaller SOD packages.

               In December 1999, the Company announced it would invest an additional $6.5 million in Diodes-China to expand its manufacturing capacity by approximately 65%. The additional expansion, to be financed with cash flow and existing credit facilities, is expected to be fully operational in the third quarter of 2000. In April 2000, the Company announced an additional investment of $9 million in Diodes-China that is expected to be in full production by the first quarter of 2001. These investments, when completed, will bring the total property, plant and equipment at the manufacturing facility to approximately $40 million. As the industry requires manufacturing of smaller and more efficient products that meet the technical requirements of customers seeking to integrate multiple technologies within one package, the Company will continue to increase manufacturing capacity as worldwide demand warrants.

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

               In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech for resale to customers in the Far East. Diodes-Taiwan also purchases wafers from LPSC, among others. Silicon wafer sales for the three and six months ended June 30, 2000 were $2.7 million and $4.9 million compared to $944,000 and $1.4 million for the same periods in 1999, respectively. Wafer sales for the twelve months ended December 31, 1999 were $4,005,000. The gross margin percentage on sales of silicon wafers, though still profitable, is below that of the Company's standard product lines. Silicon wafer sales are a complementary service for some customers, rather than a focused product line. It is anticipated that significant sales of silicon wafers may not continue beyond the second half of 2000 as the Company evaluates other, more profitable complementary products.

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

               The Company's effective tax rate was 10.6% and 11.7% for the three and six months ended June 30, 2000, respectively. This compares to 19.3% and 36.0% for the twelve months ended December 31, 1999 and 1998, respectively. The decrease in the Company's effective tax rate is due primarily to the increase in Diodes-China's contribution to net income at a tax rate of 0% through year 2000. From 2001 through 2003, Diodes-China will be taxed at 13.5% (one-half of the current Chinese tax rate) and then at 27% thereafter. Based upon tax rates in the U.S. and Taiwan and the expected profitability of each of the Company's three business segments during the balance of the year, it is anticipated that for the twelve months of 2000, the consolidated provision for income taxes will be in the range of 10-20% of pre-tax income.

               The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue ("Y2K"). The total cost of Y2K compliance was not considered a material expense, and to date, no significant operational problems for the Company's computer systems have occurred as a result of Y2K. However, if problems surface that have not yet been identified that will require substantial time and resources to remedy, they could have a material adverse effect on the Company's business.

               Net Sales, Cost of Goods Sold and Other Income for the three and six months ended June 30, 1999 have been restated to be consistent with the current presentation of certain transactions. In the past, profit realized on drop shipments from Diodes-Taiwan was accounted for as "Commission Income" under "Other Income". These shipments, which have become an increasingly significant part of the Company's business, are now included in "Net Sales", with an appropriate charge to "Cost of Goods Sold". The income derived from these transactions is now included in Gross Profit. These changes have no effect on Net Income and Earnings per Share. The increase to Net Sales and Gross Profit, and the decrease in Other Income for the three months ended June 30, 1999 was $222,000, $76,000, and $76,000, respectively. The increase to Net Sales and Gross Profit, and the decrease in Other Income for the six months ended June 30, 1999 was $642,000, $146,000, and $146,000, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000

               The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                            PERCENTAGE
                                              PERCENT OF NET SALES        DOLLAR INCREASE
                                           THREE MONTHS ENDED JUNE 30,      (DECREASE)
                                           ---------------------------    ---------------
                                             1999             2000          '99 TO '00
                                             -----            -----         ----------
Net sales                                    100.0%           100.0%            78.8%

Cost of goods sold                           (75.7)           (67.8)            60.2
                                             -----            -----            -----
Gross profit                                  24.3             32.2            136.8

Selling, general & administrative
  expenses ("SG&A")                          (18.5)           (16.2)            56.1
                                             -----            -----            -----

Income from operations                         5.8             16.0            395.6

Interest expense, net                         (0.4)            (0.7)           247.0

Other income                                   0.0              0.1            544.4
                                             -----            -----            -----

Income before taxes and minority               5.4             15.4            414.3

Income taxes                                   0.7              1.6            345.8
Minority interest                             (0.2)            (0.5)           430.3
                                             -----            -----            -----

Net income                                     4.5             13.3            423.6
                                             =====            =====            =====


               The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                               1999              2000
                                               ----              ----
NET SALES                                   $18,229,000       $32,600,000

               Net sales increased approximately $14.4 million, or 78.8%, for the three months ended June 30, 2000 compared to the same period last year, due primarily to a 62.8% increase in units sold, as a result of an increased demand for the Company's products, primarily in the Far East. Diodes-China contributed trade sales of $2.1 million, compared to $750,000 in the same period last year. The Company's average selling price ("ASP") increased 8.8% over the same period last year, primarily in the Far East, and increased 5.4% from the first quarter of 2000. There can be no assurance that ASP's will continue to strengthen. In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech, among others, for resale in the Far East. Sales totaling $2.7 million of silicon wafers compared to $944,000 in the same period last year also contributed to the increase in sales. It is anticipated that sales of silicon wafers may not continue beyond the second half of 2000 as the Company evaluates other, more profitable complementary products.

                                               1999             2000
                                               ----             ----
COST OF GOODS SOLD                          $13,800,000      $22,111,000
GROSS PROFIT                                $ 4,429,000      $10,489,000
GROSS PROFIT MARGIN PERCENTAGE                 24.3%             32.2%

               Gross profit rose approximately $6.1 million, or 136.8%, for the three months ended June 30, 2000 compared to the same period last year. Of the $6.1 million increase, approximately $3.5 million was due to the 78.8% increase in sales, while $2.6 million was due to the increase in gross margin percentage from 24.3% to 32.2%. Manufacturing profit at Diodes-China contributed to the increase in gross margin percentage. Although gross profit margins strengthened in the second quarter of 2000, pricing pressures continue to exist on many of the Company's product lines, and there can be no assurance that margins will continue to improve or be maintained.

                                               1999             2000
                                               ----             ----
SG&A                                        $3,376,000       $5,270,000

               SG&A for the three months ended June 30, 2000 increased approximately $1.9 million, or 56.1%, compared to the same period last year, due primarily to increases in wage/benefits expenses due to additional sales and engineering personnel, higher marketing and advertising expenses, and increased sales commissions. SG&A as a percentage of sales decreased to 16.2% from 18.5% in the comparable period last year.

                                                1999              2000
                                                ----              ----
INTEREST INCOME                               $ 77,000          $143,000
INTEREST EXPENSE                              $143,000          $372,000
NET INTEREST EXPENSE                          $ 66,000          $229,000

               Net interest expense for the three months ended June 30, 2000 increased $163,000 versus the same period last year, due primarily to an increase use of the Company's credit facility (at higher interest rates) to support the expansion of Diodes-China. The Company's interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in the Diodes-China manufacturing facility and (ii) the $2.5 million, including accrued interest, advanced to FabTech. Interest income is primarily the interest charged to FabTech, under the Company's formal loan agreement, as well as earnings on its cash balances.

                                               1999             2000
                                               ----             ----
OTHER INCOME                                 $(9,000)          $40,000

               Other income for the three months ended June 30, 2000 increased approximately $49,000 compared to the same period last year, due primarily to currency exchange fluctuation at the Company's subsidiaries in Taiwan and China.

                                               1999              2000
                                               ----              ----
PROVISION FOR INCOME TAXES                   $120,000          $535,000

               The Company's overall effective federal, state, and foreign tax rate decreased to 10.6% for the three months ended June 30, 2000 from 12.3% in the comparable period last year. Diodes-China will continue to benefit from 0% tax for the remainder of year 2000. From 2001 through 2003, Diodes-China will be taxed at 13.5% (one-half of the current Chinese tax rate) and at 27% thereafter. Based upon tax rates in the U.S. and Taiwan and the expected profitability of each of the Company's three business segments during the balance of the year, it is anticipated that for the twelve months of 2000, the consolidated provision for income taxes will be in the range of 10-20% of pre-tax income.

                                               1999             2000
                                               ----             ----
MINORITY INTEREST IN JOINT VENTURE           $(33,000)        $(175,000)

               Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for the three months ended June 30, 2000 is primarily the result of increased sales, both internal and to external customers. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of Diodes-China are included therein. As of June 30, 2000, the Company had a 95% controlling interest in the joint venture.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000

               The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                            PERCENTAGE
                                             PERCENT OF NET SALES         DOLLAR INCREASE
                                           SIX MONTHS ENDED JUNE 30,         (DECREASE)
                                           -------------------------      ---------------
                                             1999             2000           '99 TO '00
                                             -----            -----            -----
Net sales                                    100.0%           100.0%            75.2%

Cost of goods sold                           (75.7)           (68.5)            58.6
                                             -----            -----            -----
Gross profit                                  24.3             31.5            127.0

Selling, general & administrative
  expenses ("SG&A")                          (19.0)           (16.3)            51.0
                                             -----            -----            -----

Income from operations                         5.4             15.2            394.5

Interest expense, net                         (0.5)            (0.7)           139.6

Other income                                   0.1              0.1             21.1
                                             -----            -----            -----

Income before taxes and minority               5.0             14.6            410.6

Income taxes                                   0.4              1.7            649.6
Minority interest                             (0.2)            (0.5)           324.2
                                             -----            -----            -----
Net income                                     4.4             12.4            392.4
                                             =====            =====            =====


               The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                               1999             2000
                                               ----             ----
NET SALES                                   $34,261,000      $60,037,000

               Net sales increased approximately $25.8 million, or 75.2%, for the six months ended June 30, 2000 compared to the same period last year, due primarily to a 61.1% increase in units sold, as a result of an increased demand for the Company's products, primarily in the Far East. Diodes-China contributed trade sales of $3.4 million, compared to $1.3 million in the same period last year. The Company's ASP increased 7.8% over the same period last year, primarily in the Far East. There can be no assurance that ASP's will continue to strengthen. In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech, among others, for resale in the Far East. Sales totaling $4.9 million of silicon wafers compared to $1.4 million in the same period last year also contributed to the increase in sales. It is anticipated that sales of silicon wafers may not continue beyond the second half of 2000 as the Company evaluates other, more profitable complementary products.

                                               1999              2000
                                               ----              ----
COST OF GOODS SOLD                          $25,922,000       $41,111,000
GROSS PROFIT                                $ 8,339,000       $18,926,000
GROSS PROFIT MARGIN PERCENTAGE                  24.3%             31.5%

               Gross profit rose approximately $10.6 million, or 127.8%, for the six months ended June 30, 2000 compared to the same period last year. Of the $10.6 million increase, approximately $6.3 million was due to the 75.2% increase in sales, while $4.3 million was due to the increase in gross margin percentage from 24.3% to 31.5%. Manufacturing profit at Diodes-China contributed to the increase in gross margin percentage. Although gross profit margins strengthened in the first quarter of 2000, pricing pressures continue to exist on many of the Company's product lines, and there can be no assurance that margins will continue to improve or be maintained.

                                               1999             2000
                                               ----             ----
SG&A                                        $6,496,000       $9,812,000

               SG&A for the six months ended June 30, 2000 increased approximately $3.3 million, or 51.0%, compared to the same period last year, due primarily to separation compensation paid to the former President and Chief Executive Officer in March 2000. Increases in wage/benefits expenses due to additional sales and engineering personnel, higher marketing and advertising expenses, and increased sales commissions also contributed to the increase in SG&A. SG&A as a percentage of sales decreased to 16.3% from 19.0% in the comparable period last year.

                                               1999              2000
                                               ----              ----
INTEREST INCOME                              $139,000          $195,000
INTEREST EXPENSE                             $303,000          $588,000
NET INTEREST EXPENSE                         $164,000          $393,000

               Net interest expense for the six months ended June 30, 2000 increased $229,000 versus the same period last year, due primarily to an increase use of the Company's credit facility (at higher interest rates) to support the expansion of Diodes-China. The Company's interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in the Diodes-China manufacturing facility and (ii) the $2.5 million, including accrued interest, advanced to FabTech. Interest income is primarily the interest charged to FabTech, under the Company's formal loan agreement, as well as earnings on its cash balances.

                                               1999             2000
                                               ----             ----
OTHER INCOME                                  $38,000          $46,000

               Other income for the six months ended June 30, 2000 increased approximately $8,000 compared to the same period last year, due primarily to currency exchange fluctuation at the Company's subsidiaries in Taiwan and China.

                                               1999             2000
                                               ----             ----
PROVISION FOR INCOME TAXES                   $137,000        $1,027,000

               The Company's overall effective federal, state, and foreign tax rate increased to 11.7% for the six months ended June 30, 2000 from 1.7% in the comparable period last year. Diodes-China will continue to benefit from 0% tax for the remainder of year 2000. From 2001 through 2003, Diodes-China will be taxed at 13.5% (one-half of the current Chinese tax rate) and at 27% thereafter. Based upon tax rates in the U.S. and Taiwan and the expected profitability of each of the Company's three business segments during the balance of the year, it is anticipated that for the twelve months of 2000, the consolidated provision for income taxes will be in the range of 10-20% of pre-tax income.

                                               1999              2000
                                               ----              ----
MINORITY INTEREST IN JOINT VENTURE           $(66,000)        $(280,000)

               Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for the six months ended June 30, 2000 is primarily the result of increased sales, both internal and to external customers. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of Diodes-China are included therein. As of June 30, 2000, the Company had a 95% controlling interest in the joint venture.

FINANCIAL CONDITION

        LIQUIDITY AND CAPITAL RESOURCES

               Cash provided by operating activities for the six months ended June 30, 2000 was $3.1 million compared to cash provided of $2.7 million for the same period in 1999. The primary sources of cash flows from operating activities in 2000 were net income of $7.5 million and an increase in accounts payable of $3.4 million. The primary use of cash flows from operating activities in 2000 was an increase in inventories of $5.0 million and an increase in accounts receivable of $4.5 million. The primary sources of cash flows from operating activities for the six months ended June 30, 1999 were an increase in accounts payable of $2.8 million and a decrease in inventories of $1.8 million, while the primary use was a $3.7 million increase in accounts receivable. Inventory turns at June 30, 2000 are 4.3 times compared to 3.5 times at December 31, 1999. Accounts receivable days at June 30, 2000 are 52 days compared to 56 days at December 31, 1999. The ratio of the Company's current assets to current liabilities on June 30, 2000 was 1.66 to 1, compared to a ratio of 1.73 on December 31, 1999.

               Cash used by investing activities was $5.8 million as of June 30, 2000, compared to $1.6 million during the same period in 1999. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility.

               Cash provided by financing activities was $2.4 million for the six months ended June 30, 2000, compared to a use of $672,000 for the same period in 1999. The Company has a $23.1 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million and term commitment notes providing up to $14 million for plant expansion, advances to vendors, and letters of credit for Diodes-China. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of June 30, 2000. The Company has extended its working capital line of credit through June 30, 2002, and has obtained an additional $10 million in term commitment notes. As of June 30, 2000, approximately $5.6 million is outstanding under the term note commitment, and the average interest rate on outstanding borrowings was approximately 7.4%.

               The Company has used its credit facility primarily to fund the advances to Diodes-China and FabTech as well as to support its operations. At June 30, 2000, amounts due from FabTech, including accrued interest, are approximately $2.5 million, and the entire amount is due February 2001. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements.

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

               Total working capital increased approximately 18.6% to $18.9 million as of June 30, from $15.9 million as of December 31, 1999. The Company believes that such working capital position will be sufficient for growth opportunities.

               The Company's long-term debt to equity ratio decreased to 0.13 at June 30, 2000, from 0.20 at December 31, 1999. The Company's total debt to equity ratio decreased to 0.77 at June 30, 2000, from 0.78 at December 31, 1999. It is anticipated that these ratios may increase as the Company continues to use its credit facilities to fund additional sourcing and manufacturing opportunities.

               As of June 30, 2000, the Company has no material plans or commitments for capital expenditures other than in connection with the expansion at Diodes-China. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share.

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


        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company submitted to a vote of its security holders at an annual meeting of shareholders on June 12, 2000, the election of members of the Board of Directors. The directors were each elected to serve until the 2001 annual meeting or until their successors are elected and have qualified. The results of the tabulation for each nominee for director of the Company is as follows:

             C.H. Chen,                      For:                4,698,280
             Director                        Withheld:             402,784

             Michael R. Giordano,            For:                4,697,780
             Director                        Withheld:             403,284

             David Lin,                      For:                4,695,900
             Director                        Withheld:             405,164

             M.K. Lu,                        For:                4,697,180
             Director                        Withheld:             403,884

             Shing Mao,                      For:                4,697,780
             Director                        Withheld:             403,284

             Leonard M. Silverman,           For:                4,697,780
             Director                        Withheld:             403,284

             Raymond Soong,                  For:                4,697,180
             Director                        Withheld:             403,884

             John M. Stich,                  For:                4,696,900
             Director                        Withheld:             404,164

               The Company submitted to a vote of its security holders at an annual meeting of shareholders on June 12, 2000, an amendment to Article Four of the Company's Certificate of Incorporation to increase its authorized shares of Common Stock from 9,000,000 to 30,000,000. The result of the tabulation was 4,430,787 shares voted in favor of the proposal, 657,635 shares voted against, and 12,642 abstained from voting on the proposal. No broker non-votes with respect to this proposal were received.

               The Company also submitted to a vote of its security holders at an annual meeting of shareholders on June 12, 2000, the appointment of Moss Adams LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2000. The result of the tabulation was 5,081,563 shares voted in favor of the proposal, 6,818 shares voted against, and 12,683 abstained from voting on the proposal. No broker non-votes with respect to this proposal were received.

        ITEM 5.  OTHER INFORMATION

               The proxy materials for the 2000 annual meeting of stockholders held on June 12, 2000 were mailed to stockholders of the Company on May 5, 2000. Under certain circumstances, stockholders are entitled to present proposals at stockholder meetings. Any such proposal to be included in the proxy statement for the 2001 annual meeting of stockholders must be received at the Company's executive offices at 3050 East Hillcrest Drive, Westlake Village, California, 91362, addressed to the attention of the Corporate Secretary by January 4, 2001 in a form that complies with applicable regulations. Recently, the Securities and Exchange Commission amended its rule governing a company's ability to use discretionary proxy authority with respect to stockholder proposals which were not submitted by the stockholders in time to be included in the proxy statement. As a result of that rule change, in the event a stockholder proposal is not submitted to the Company prior to March 15, 2001, the proxies solicited by the Board of Directors for the 2001 annual meeting of stockholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2001 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibits

                       Exhibit 11     Computation of Earnings Per Share

                       Exhibit 27     Financial Data Schedule

                       Exhibit 99.5   Press release; Diodes Incorporated Retains Coffin Communications
                                      Group as Investor Relations Counsel

                       Exhibit 99.6   Press release; John M. Stich Appointed to Board of Diodes
                                      Incorporated

                       Exhibit 99.7   Press release; C.H. Chen Addresses Diodes Shareholders at Annual
                                      Meeting

                       Exhibit 99.8   Press release; Diodes, Inc. Announces Move to NASDAQ and
                                      Declares Three-for-Two Stock Split

                       Exhibit 99.9   Press release; Diodes, Inc. to Trade Ex-Dividend of Three-for-Two
                                      Stock Split

                       Exhibit 99.10  Press release; Diodes, Inc. Posts Record Results for Second Quarter 2000 -- Net Income Up 424%

               (b) Reports on Form 8-K

                      None

                                    SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIODES INCORPORATED (Registrant)


By:  /s/ Carl Wertz                                               August 4, 2000
----------------------------------------------------
CARL WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit 11         Computation Of Earnings Per Share                   Page 26

Exhibit 27         Financial Data Schedule                             Page 27

Exhibit 99.5       Press Release; Diodes Incorporated Retains
                   Coffin Communications Group As Investor
                   Relations Counsel                                   Page 28

Exhibit 99.6       Press Release; John M. Stich Appointed
                   To Board Of Diodes Incorporated                     Page 30

Exhibit 99.7       Press Release; C.H. Chen Addresses Diodes
                   Shareholders at Annual Meeting                      Page 32

Exhibit 99.8       Press Release; Diodes, Inc. Announces Move to
                   NASDAQ and Declares Three-for-Two Stock Split       Page 35

Exhibit 99.9       Press release; Diodes, Inc. to Trade Ex-Dividend
                    of Three-for-Two Stock Split                       Page 37

Exhibit 99.10      Press release; Diodes, Inc. Posts Record Results
                   for Second Quarter 2000 -- Net Income Up 424%       Page 38