Form 10-Q
period 2000-09-30
DIODES INC /DEL/
filed 2000-11-14
CIK 29002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 2000

                                       or
            [  ] Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
               For the transition period from _______ to ________.

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

The number of shares of the registrant's Common Stock, $0.66 2/3 par value, outstanding as of November 13, 2000 (after the effect of a 3-for-2 stock dividend payable on July 14, 2000) was 9,201,788, including 1,075,673 shares of treasury stock.


                    THIS REPORT INCLUDES A TOTAL OF 35 PAGES
                        THE EXHIBIT INDEX IS ON PAGE 24

                         INDEPENDENT ACCOUNTANT'S REPORT




Board of Directors and Shareholders
Diodes Incorporated and Subsidiaries


We have reviewed the accompanying consolidated condensed balance sheet of Diodes Incorporated and subsidiaries as of September 30, 2000, and the related consolidated condensed statements of income and cash flows for the three and nine months ended September 30, 2000. These financial statements are the responsibility of the management of Diodes Incorporated and Subsidiaries.

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


/s/ Moss Adams LLP
--------------------------------
Los Angeles, CA
October 17, 2000

                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS


                                                        DECEMBER 31,    SEPTEMBER 30,
                                                            1999             2000
                                                        -----------     ------------
                                                                         (UNAUDITED)
CURRENT ASSETS
      Cash                                              $ 3,557,000      $ 2,967,000
      Accounts receivable
           Customers                                     14,962,000       20,851,000
           Related party                                     90,000          258,000
           Other                                            300,000          241,000
                                                        -----------      -----------
                                                         15,352,000       21,350,000
           Less allowance for doubtful receivables          297,000          317,000
                                                        -----------      -----------
                                                         15,055,000       21,033,000
      Inventories                                        16,575,000       25,001,000
      Deferred income taxes, current                      1,700,000        1,715,000
      Prepaid expenses and other current assets             762,000          775,000
                                                        -----------      -----------
                     Total current assets                37,649,000       51,491,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization         20,909,000       31,883,000

ADVANCES TO RELATED PARTY VENDOR                          2,561,000        2,542,000

DEFERRED INCOME TAXES, non-current                          146,000          146,000

OTHER ASSETS
      Goodwill, net                                         969,000          936,000
      Other                                                 173,000          348,000
                                                        -----------      -----------
TOTAL ASSETS                                            $62,407,000      $87,346,000
                                                        ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          DECEMBER 31,    SEPTEMBER 30,
                                                                              1999             2000
                                                                          -----------     ------------
                                                                                           (UNAUDITED)
CURRENT LIABILITIES
      Line of credit                                                      $ 3,237,000      $ 8,099,000
      Accounts payable
         Trade                                                              7,716,000        9,382,000
         Related party                                                      1,821,000        2,894,000
      Accrued liabilities                                                   5,782,000        8,819,000
      Income taxes payable                                                    878,000        1,096,000
      Current portion of long-term debt                                     2,312,000        2,912,000
                                                                          -----------      -----------
                     Total current liabilities                             21,746,000       32,202,000

DEFERRED COMPENSATION                                                          57,000           57,000

LONG-TERM DEBT, net of current portion                                      4,672,000        5,038,000

MINORITY INTEREST IN JOINT VENTURE                                            959,000        1,421,000

STOCKHOLDERS' EQUITY
      Class A convertible preferred stock -
           par value $1.00 per share; 1,000,000
           shares authorized;
           no shares issued and outstanding                                        --               --
      Common stock - par value $0.66 2/3 per share;
           30,000,000 shares authorized; 9,008,282 and 9,187,786
           shares issued and outstanding at December 31, 1999
           and September 30, 2000, respectively                             6,006,000        6,123,000
      Additional paid-in capital                                            5,886,000        6,358,000
      Retained earnings                                                    24,863,000       36,929,000
                                                                          -----------      -----------
                                                                           36,755,000       49,410,000
      Less:
           Treasury stock - 1,075,673 shares of common stock at cost        1,782,000        1,782,000
                                                                          -----------      -----------
                     Total stockholders' equity                            34,973,000       47,628,000
                                                                          -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $62,407,000      $87,346,000
                                                                          ===========      ===========





   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                         SEPTEMBER 30,
                                                 -------------------------------       -------------------------------
                                                     1999               2000               1999               2000
                                                 ------------       ------------       ------------       ------------
NET SALES                                        $ 21,750,000       $ 32,332,000       $ 56,011,000       $ 92,369,000
COST OF GOODS SOLD                                 15,862,000         21,211,000         41,784,000         62,322,000
                                                 ------------       ------------       ------------       ------------
      Gross profit                                  5,888,000         11,121,000         14,227,000         30,047,000

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                         3,636,000          5,050,000         10,132,000         14,862,000
                                                 ------------       ------------       ------------       ------------
      Income from operations                        2,252,000          6,071,000          4,095,000         15,185,000

OTHER INCOME (EXPENSE)
      Interest income                                  87,000            128,000            226,000            323,000
      Interest expense                               (141,000)          (332,000)          (444,000)          (920,000)
      Other                                            50,000            135,000             89,000            181,000
                                                 ------------       ------------       ------------       ------------
                                                       (4,000)           (69,000)          (129,000)          (416,000)
INCOME BEFORE INCOME TAXES AND
   MINORITY INTEREST                                2,248,000          6,002,000          3,966,000         14,769,000

PROVISION FOR INCOME TAXES                           (510,000)        (1,170,000)          (647,000)        (2,197,000)
MINORITY INTEREST IN JOINT VENTURE EARNINGS           (54,000)          (182,000)          (120,000)          (462,000)
                                                 ------------       ------------       ------------       ------------
NET INCOME                                       $  1,684,000       $  4,650,000       $  3,199,000       $ 12,110,000
                                                 ============       ============       ============       ============
EARNINGS PER SHARE
      Basic                                      $       0.22       $       0.57       $       0.42       $       1.50
      Diluted                                    $       0.21       $       0.50       $       0.40       $       1.31
                                                 ============       ============       ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING
      Basic                                         7,571,237          8,101,667          7,570,983          8,053,675
      Diluted                                       8,115,677          9,260,765          7,945,616          9,259,095
                                                 ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  ------------------------------
                                                                                     1999               2000
                                                                                  -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                  $ 3,199,000       $ 12,110,000
      Adjustments to reconcile net income to net cash
           provided (used) by operating activities:
           Depreciation and amortization                                            1,949,000          3,336,000
           Minority interest earnings                                                 120,000            462,000
           Interest income accrued on advances to vendor                             (143,000)          (143,000)
      Changes in operating assets:
           Accounts receivable                                                     (4,736,000)        (5,978,000)
           Inventories                                                               (722,000)        (8,426,000)
           Prepaid expenses and other assets                                         (385,000)          (170,000)
      Changes in operating liabilities:
           Accounts payable                                                         3,835,000          2,739,000
           Accrued liabilities                                                        986,000          3,037,000
           Income taxes payable                                                      (169,000)           218,000
                                                                                  -----------       ------------
                Net cash provided by operating activities                           3,934,000          7,185,000
                                                                                  -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property, plant and equipment                                    (5,387,000)       (14,310,000)
      Minority interest of joint venture investment                                    96,000                 --
      Collections on note receivable                                                  258,000            162,000
                                                                                  -----------       ------------
                Net cash used by investing activities                              (5,033,000)       (14,148,000)
                                                                                  -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Advances on line of credit, net                                                 927,000          4,862,000
      Net proceeds from the issuance of capital stock                                   9,000            589,000
      Proceeds from (repayments of) long-term obligations                            (542,000)           966,000
      Other                                                                                --            (44,000)
                                                                                  -----------       ------------
                Net cash provided by financing activities                             394,000          6,373,000
                                                                                  -----------       ------------
DECREASE IN CASH                                                                     (705,000)          (590,000)

CASH AT BEGINNING OF PERIOD                                                         2,416,000          3,557,000
                                                                                  -----------       ------------
CASH AT END OF PERIOD                                                             $ 1,711,000       $  2,967,000
                                                                                  ===========       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
         Interest                                                                 $   218,000       $    597,000
                                                                                  ===========       ============
         Income taxes                                                             $ 1,169,000       $  1,994,000
                                                                                  ===========       ============


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QS. The consolidated balance sheet, statement of operations and cash flows at and for the periods ended September 30, 2000, have been reviewed by the Company's independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 ("SAS 71"). SAS 71 procedures for conducting a review of interim financial information generally are limited in inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

               The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Diodes Taiwan Co., Ltd. ("Diodes-Taiwan"), and the accounts of Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China") in which the Company has a 95% interest. All significant intercompany balances and transactions have been eliminated.

NOTE B - INCOME TAXES

               The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, the Company has recorded a net deferred tax asset of $1,861,000 resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and certain expense accruals, which are not currently deductible for income tax purposes.

               The income tax expense as a percentage of pre-tax income differs from the statutory combined federal and state tax rates. The primary reason for this difference is that, in accordance with Chinese tax policy, earnings of Diodes-China are not subject to tax for the first two years upon commencement of cumulative profitable operations, which includes the 1999 and 2000 reporting periods. As indicated below, deferred income taxes have not been provided on earnings of Diodes-China.

               As of September 30, 2000, accumulated and undistributed earnings of Diodes-China are approximately $13.4 million. The Company has not recorded a deferred tax liability (estimated to be $5.4 million) on these earnings since the Company considers this investment to be permanent, and has no plans, intentions or obligation to distribute all or part of that amount from China to the United States. The Company will consider the need to provide deferred taxes on future earnings of Diodes-China, as further investment strategies are determined.

NOTE C - ADVANCES TO RELATED PARTY VENDOR

               Under a compensation-trade agreement the Company has advanced $2.5 million in cash to a related party vendor, FabTech Incorporated ("FabTech"), a wholly owned subsidiary of Lite-On Power Semiconductor Corporation ("LPSC"), a principal shareholder of the Company. Interest accrues monthly at LIBOR plus 1.1%. Outstanding principal and accrued interest as of September 30, 2000 totaled $2,542,000.

               Amounts advanced, including interest, are payable through February 2001 when any outstanding balances become due on demand, and are secured by FabTech's accounts receivable. The compensation-trade agreement allows the Company to recover interest and principal due by deducting a fixed amount ($10.00) per unit for products (silicon wafers) purchased from FabTech. FabTech may also repay its debt in cash. Through September 30, 2000, the Company had collected $762,000 on the note, and expected this note to be collected, including interest, no later than February 2001, according to the terms of the agreement. Upon completion of the proposed acquisition of FabTech (See "Item 2 - General") announced in October 2000, the loan amount, including accrued interest, will be allocated to the acquisition purchase price.

NOTE D - STOCK SPLIT

               On July 14, 2000 the Company effected a three-for-two stock split for shareholders of record as of June 28, 2000. All share and per share amounts in the accompanying financial statements reflect the effect of this stock split.

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

               For financial reporting purposes, the Company is deemed to operate in three separate segments: North America, Taiwan, and China. All three segments focus on discrete semiconductor devices. The North American segment procures and distributes products primarily throughout North America and provides management, warehousing and engineering support to the other two segments. The Taiwan segment procures product from, and distributes product primarily to, companies in Taiwan, Korea, Singapore, and Hong Kong. This segment also procures product for, and distributes product to, the Company's North American operations. The China segment manufactures product for, and distributes product to, the North American and Taiwan segments, as well as Asia-Pacific customers.

               The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's annual report on Form 10-K. During the third-quarter of 2000, the Company allocated corporate overhead costs to each subsidiary. The Company evaluates performance based on stand-alone operating segment income. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

                                      Shanghai
                                       KaiHong         Diodes-Taiwan        Diodes
    THREE MONTHS ENDED               Electronics     Corporation, Ltd.   Incorporated        Consolidated
    SEPTEMBER 30, 1999                (China)            (Taiwan)       (United States)       Segments
-----------------------------       ------------     ----------------   ---------------      ------------
Total sales                         $  2,945,000       $ 13,136,000       $ 12,972,000       $ 29,053,000
Inter-segment sales                   (2,124,000)        (4,306,000)          (873,000)        (7,303,000)
                                    ------------       ------------       ------------       ------------
    Net sales                       $    821,000       $  8,830,000       $ 12,099,000       $ 21,750,000

Depreciation and amortization       $    611,000       $     47,000       $     65,000       $    723,000
Interest expense (income), net      $    (34,000)      $      2,000       $     86,000       $     54,000
Income tax provision (benefit)      $         --       $    494,000       $    (16,000)      $    510,000
Net income (loss)                   $  1,087,000       $  1,149,000       $   (552,000)      $  1,684,000
Segment assets                      $ 18,107,000       $ 15,778,000       $ 19,965,000       $ 53,850,000
                                    ============       ============       ============       ============


                                      Shanghai
                                       KaiHong         Diodes-Taiwan        Diodes
     THREE MONTHS ENDED              Electronics     Corporation, Ltd.   Incorporated        Consolidated
     SEPTEMBER 30, 2000               (China)            (Taiwan)       (United States)       Segments
-----------------------------       ------------     ----------------   ---------------      ------------


Total sales                         $ 10,859,000       $ 18,786,000       $ 18,587,000       $ 48,232,000
Inter-segment sales                   (9,211,000)        (5,803,000)          (886,000)       (15,900,000)
                                    ------------       ------------       ------------       ------------
    Net sales                       $  1,648,000       $ 12,983,000       $ 17,701,000       $ 32,332,000

Depreciation and amortization       $  1,128,000       $     37,000       $     84,000       $  1,249,000
Interest expense (income), net      $     83,000       $      2,000       $    119,000       $    204,000
Income tax provision (benefit)      $         --       $    469,000       $    701,000       $  1,170,000
Net income (loss)                   $  3,447,000       $  1,053,000       $    150,000       $  4,650,000
Segment assets                      $ 39,711,000       $ 22,891,000       $ 24,744,000       $ 87,346,000
                                    ============       ============       ============       ============


                                      Shanghai
                                       KaiHong         Diodes-Taiwan        Diodes
     NINE MONTHS ENDED               Electronics     Corporation, Ltd.   Incorporated        Consolidated
     SEPTEMBER 30, 1999               (China)            (Taiwan)       (United States)       Segments
-----------------------------       ------------     ----------------   ---------------      ------------
Total sales                         $  7,199,000       $ 31,951,000       $ 34,352,000       $ 73,502,000
Inter-segment sales                   (5,065,000)       (10,348,000)        (2,078,000)       (17,491,000)
                                    ------------       ------------       ------------       ------------
    Net sales                       $  2,134,000       $ 21,603,000       $ 32,274,000       $ 56,011,000

Depreciation and amortization       $  1,653,000       $     89,000       $    207,000       $  1,949,000
Interest expense (income), net      $    (37,000)      $         --       $    255,000       $    218,000
Income tax provision (benefit)      $         --       $  1,081,000       $   (435,000)      $    646,000
Net income (loss)                   $  2,403,000       $  2,228,000       $ (1,432,000)      $  3,199,000
Segment assets                      $ 18,107,000       $ 15,778,000       $ 19,965,000       $ 53,850,000
                                    ============       ============       ============       ============

                                      Shanghai
                                       KaiHong         Diodes-Taiwan        Diodes
NINE MONTHS ENDED                    Electronics     Corporation, Ltd.   Incorporated        Consolidated
SEPTEMBER 30, 2000                    (China)            (Taiwan)       (United States)       Segments
------------------                  ------------     ----------------   ---------------      ------------
Total sales                         $ 26,906,000       $ 53,519,000       $ 52,763,000       $ 133,188,000
Inter-segment sales                  (21,852,000)       (16,656,000)        (2,311,000)        (40,819,000)
                                    ------------       ------------       ------------       -------------
    Net sales                       $  5,054,000       $ 36,863,000       $ 50,452,000       $  92,369,000

Depreciation and amortization       $  2,957,000       $    128,000       $    251,000       $   3,336,000
Interest expense (income), net      $    124,000       $     (8,000)      $    481,000       $     597,000
Income tax provision (benefit)      $         --       $  1,847,000       $    350,000       $   2,197,000
Net income (loss)                   $  8,770,000       $  3,943,000       $   (603,000)      $  12,110,000
Segment assets                      $ 39,711,000       $ 22,891,000       $ 24,744,000       $  87,346,000
                                    ============       ============       ============       =============



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

               The Company operates two Far East subsidiaries, Diodes-China (QS-9000 and ISO-14001 certified) in Shanghai and Diodes-Taiwan (ISO-9000 certified) in Taipei. Diodes-China's manufacturing focus is on surface-mount devices, such as SOT-23 and SOD-123, used in the communication and computer industries and destined for wireless devices, notebook computers, pagers, PCMCIA cards and modems, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand-held devices continue.

               The Company's products are sold primarily in North America and Asia, both directly to original equipment manufacturers ("OEMs") (50% of total sales for the nine months ended September 30, 2000) and through electronic component distributors. For the nine months ended September 30, 2000, approximately 55% and 45% of the Company's products were sold in North America and the Far East, respectively. For the twelve months ended December 31, 1999, approximately 56% and 44% of the Company's products were sold in North America and the Far East, respectively, compared to 71% and 29% in 1998, respectively. The increase in the percentage of sales in the Far East is expected to continue, as the Company believes there is greater potential to increase market share in that region.

               In March 2000, Vishay Intertechnolgy, Inc. ("Vishay") agreed to sell its 65% interest in the Vishay/LPSC joint venture to the Lite-On Group (a Taiwanese consortium), the 35% owner. The Vishay/LPSC joint venture was formed in July 1997. LPSC, the Company's largest shareholder, is a member of the Lite-On Group of Companies of the Republic of China. With worldwide sales of almost $4.5 billion, the Lite-On Group of companies are leading manufacturers of power semiconductors, computer peripherals, and communication products. Because of this transaction, the Lite-On Group, through LPSC, indirectly owns approximately 38% of the Company's Common Stock. The Company considers its relationship with LPSC to be mutually beneficial and the Company and LPSC will continue its strategic alliance as it has since 1991. The Company will continue to compete, as it always has, with Vishay's Telefunken division. Any overlap in comparable products is not expected to have any material impact on the financial results of the Company.

               Products are currently sold under the Diodes, Inc. brand name. The Company has unified product lines under a single brand name in order to establish brand name unity and consistency of product, and to capitalize on brand name recognition, where possible. Although customers continue to recognize Diodes brand products and view the Company as a separate vendor from Vishay, at this time it is uncertain as to the effect that the Vishay/LPSC transaction will have on brand recognition or major distributors. However, management believes that with the Company's competitive pricing, internal manufacturing capabilities and capacity, customer/applications engineering, and strong customer service reputation, it has proven itself to be a valuable supplier, and as such the impact of the Vishay/LPSC transaction is not anticipated to have a material adverse impact on customer relations.

               For financial reporting purposes, the Company is deemed to engage in three industry segments: North America, Taiwan, and China. All three segments focus on discrete semiconductor devices. The North American segment procures and distributes products primarily throughout North America and provides management, warehousing and engineering support. The Taiwan segment procures product from, and distributes product primarily to, companies in Taiwan, Korea, Singapore, and Hong Kong. This segment also procures product for, and distributes product to, the Company's North American operations. The China segment manufactures product for, and distributes product to, the North American and Taiwan segments, as well as to Asia-Pacific customers. See Note E of "Notes to Consolidated Financial Statements" for a description of the Company's adoption of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

        RECENT EVENTS

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

               In June 2000, the Company's common stock commenced trading on the Nasdaq Stock Market, National Market System, under the symbol "DIOD." In addition, the Company effected a three-for-two stock split in the form of a 50% stock dividend payable on July 14, 2000 to stockholders of record on June 28, 2000. Under the terms of this stock split, stockholders received a dividend in the form of one additional share for every two shares held on the record date. The dividend was paid in authorized but unissued shares of the common stock of the Company. The number of outstanding shares of stock after the split was increased from approximately 5.3 million to approximately 8.0 million shares, net of treasury shares held. The par value of the stock was not affected by the split and remains at $0.66 2/3 per share.

               Also in June 2000, the Company announced it had retained Coffin Communications Group to implement and manage its investor relations program. This announcement, combined with the switch to Nasdaq and the stock split, is part of the Company's on-going program to increase the Company's visibility and communication with stockholders, and to ultimately contribute to enhanced stockholder liquidity and value.

               In October 2000, the Company moved its Taiwan manufacturing to China. The Taiwan manufactured products were lower technology products, fairly labor intensive, and the cost savings of moving the manufacturing to the Company's qualified minority partner in Diodes-China were very attractive and necessary to meet market demand. In connection with the manufacturing move, the Company sold approximately $150,000 of equipment to the minority partner. Diodes-Taiwan continues as the Company's Asia-Pacific sales, logistics and distribution center. Diodes-China participates in final testing, inspection and packaging of these products, formerly manufactured by Diodes-Taiwan.

        WAFER FOUNDRY ACQUISITION

               In October 2000, the Company signed a letter of intent to acquire FabTech, Inc., a wafer foundry located in Lee's Summit, Missouri. FabTech will be acquired from LPSC for approximately $25 million (in cash and debt assumed), with an additional cash earn-out for meeting specified earnings targets over a four-year period. The $25 million purchase price consists of approximately $6.5 million in cash and $18.5 million in debt assumption. The transaction, subject to various closing conditions, is expected to be completed in early December 2000.

               FabTech's 5-inch wafer foundry, specializing in Schottky products, includes a 16,000 sq. ft. clean room within a 70,000 sq. ft. manufacturing facility formerly owned by AT&T. FabTech currently has 210 employees and is expected to generate approximately $20 million in revenues in year 2000. The acquisition will be bank financed and is expected to be accretive to Diodes' earnings in 2001.

               The acquisition of FabTech is a key element in the Company's effort to become a vertically integrated manufacturer and supplier of discrete semiconductors. This strategy is designed to enable the Company to accelerate the development and introduction of new technology into its products. FabTech's wafer foundry provides the Company with the manufacturing base and R&D team to develop higher-margin, next-generation semiconductor products. Since 1996, the Company and FabTech have worked closely together within a vendee-vendor relationship.

               FabTech currently has eight patents pending in technologies from ruggedized Schottky devices to thirty-five hundred volt Ultra-Fast devices. FabTech was founded in 1996 when LPSC acquired manufacturing equipment and technology formerly owned by AT&T. FabTech's engineering staff includes eight senior engineers, with over 190 collective years experience in the semiconductor industry.

               The Company intends to continue its strategic plan of locating alternate sources of its products and raw materials, including those provided by its major suppliers. Alternate sources include, but are not limited to, Diodes-China, FabTech, and other sourcing agreements in place as well as those that may be in negotiations. The Company anticipates that the effect of the loss of any one of its major suppliers will not have a material adverse effect on the Company's operations, provided that alternate sources remain available. The Company continually evaluates alternative sources of its products to assure its ability to deliver high-quality, cost-effective products.

        INDUSTRY/COMPETITION

               The discrete semiconductor industry has, for the last several years, been subject to severe pricing pressures, compounded by the Asian economic situation. Although manufacturing costs generally decreased during this period, excess manufacturing capacity and over-inventory caused selling prices to fall at a greater rate than manufacturing costs. Because of this competitive environment, gross profit margins declined from 28.3% in 1995 to 26.4% in 1999. Beginning in the second half of 1999, manufacturing profit from Diodes-China coupled with an apparent easing of pricing pressures contributed to a gross profit margin of 34.4% for the three months ended September 30, 2000 compared to 27.1% for the same period last year. There can be no assurance that these improved margins can be maintained or improved upon in the future.

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

        DIODES-CHINA MANUFACTURING

               Since 1997, the Company's manufacturing focus has primarily been in the development and expansion of Diodes-China. To date, the Company and its 5% minority partner have increased property, plant and equipment at the facility to approximately $36 million. The equipment expansion allows for the manufacture of additional SOT-23 packaged components as well as other surface-mount packaging, including the smaller SOD packages.

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

        SILICON WAFERS

               In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech for resale to customers in the Far East. Diodes-Taiwan also purchases wafers from LPSC, among others. Silicon wafer sales for the three and nine months ended September 30, 2000 were $1.0 million and $5.9 million compared to $909,000 and $2.3 million for the same periods in 1999, respectively. Wafer sales for the twelve months ended December 31, 1999 were $4,005,000. The gross margin percentage on sales of silicon wafers, though still profitable, is below that of the Company's standard product lines. Silicon wafer sales are a complementary service for some customers, rather than a focused product line. As the operations of FabTech are integrated, the goal is to increase the use of FabTech wafers in the Company's products, and to increase the sales of silicon wafers to trade customers.

        FOREIGN CURRENCY

               Products from foreign suppliers are purchased primarily in United States dollars. To a limited extent, and from time to time, the Company contracts in foreign currencies (e.g., a portion of the equipment purchases for the Diodes-China expansion), and, accordingly, the results of its operations could be materially affected by fluctuations in currency exchange rates. Due to the limited number of contracts denominated in foreign currencies and the complexities of currency hedges, the Company has not engaged in hedging to date. If the volume of contracts written in foreign currencies increases, and the Company does not engage in currency hedging, a substantial increase in the relative value of such currencies could have a material adverse effect on the Company's results of operations. Management believes that the current contracts written in foreign currencies are not significant enough to justify the costs inherent in currency hedging.

        TAXES

               The Company's effective tax rate was 19.5% and 14.9% for the three and nine months ended September 30, 2000, respectively, compared to 22.7% and 16.3%, respectively, for the same periods last year. This compares to 19.3% and 36.0% for the twelve months ended December 31, 1999 and 1998, respectively. The decrease in the Company's effective tax rate is due primarily to the increase in Diodes-China's contribution to net income at a tax rate of 0% through year 2000. The Company is in the process of finalizing, with the Chinese government, the tax rate for year 2001, but it is anticipated that the rate will be zero. Based upon tax rates in the U.S. and Taiwan and the expected profitability of each of the Company's three business segments during the balance of the year, it is anticipated that for the twelve months of 2000, the consolidated provision for income taxes will be in the range of 10-20% of pre-tax income.

        YEAR 2000 ISSUES

               The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue ("Y2K"). The total cost of Y2K compliance was not considered a material expense, and to date, no significant operational problems for the Company's computer systems have occurred as a result of Y2K. However, if problems surface that have not yet been identified which will require substantial time and resources to remedy, they could have a material adverse effect on the Company's business.

        OTHER MATTERS

               The Company has received a claim from one of its former U.S. landlords regarding potential ground-water contamination at a site in which the Company engaged in manufacturing from 1967 to 1973. The landlord has alleged that the Company may have some responsibility for cleanup costs, which have not yet been determined. Investigations into the landlord's allegations are ongoing, however, the Company does not anticipate that this event will have a material effect on its financial results, as the Company has adequately reserved for such types of claims and the landlord has yet to establish any responsibility by the Company.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

               The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                                             PERCENT OF NET SALES THREE      PERCENTAGE DOLLAR
                                             MONTHS ENDED SEPTEMBER 30,      INCREASE (DECREASE)
                                             --------------------------      ------------------
                                              1999               2000           `99 TO `00
                                             ------             ------           ---------
Net sales                                     100.0 %            100.0 %             48.7 %

Cost of goods sold                            (72.9)             (65.6)              33.7
                                             ------             ------             ------
Gross profit                                   27.1               34.4               88.9

Selling, general & administrative
    expenses ("SG&A")                         (16.7)             (15.6)              38.9
                                             ------             ------             ------
Income from operations                         10.4               18.8              169.6

Interest expense, net                          (0.3)              (0.6)             277.8

Other income                                    0.2                0.4              170.0
                                             ------             ------             ------
Income before taxes and minority               10.3               18.6              167.0

Income taxes                                   (2.3)              (3.6)             129.4
Minority interest                              (0.3)              (0.6)             237.0
                                             ------             ------             ------
Net income                                      7.7               14.4              176.1
                                             ======             ======             ======


               The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                 1999                    2000
                              ------------            -----------
NET SALES                     $ 21,750,000            $32,332,000

               Net sales increased approximately $10.6 million, or 48.7%, for the three months ended September 30, 2000, compared to the same period last year, due primarily to a 47.0% increase in units sold as a result of an increased demand for the Company's products, primarily in the Far East. Diodes-China contributed trade sales of $1.6 million, compared to $821,000 in the same period last year. The Company's average selling price ("ASP") was flat compared to the same period last year, and decreased 7.5% from the second quarter of 2000. In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech, among others, for resale in the Far East. Sales of silicon wafers for the three months ended September 30, 2000 were $1.0 million compared to $1.2 million in the same period last year. Sales of silicon wafers were $2.7 million in the second quarter of 2000. It is anticipated that significant sales of silicon wafers may not continue beyond the second half of 2000 as the Company evaluates other, more profitable complementary products. As the operations of FabTech are integrated, the goal is to increase the use of FabTech wafers in the Company's products, thus decreasing the sales of silicon wafers to trade customers.


                                             1999                    2000
                                          -----------             -----------
COST OF GOODS SOLD                        $15,862,000             $21,211,000
GROSS PROFIT                              $ 5,888,000             $11,121,000
GROSS PROFIT MARGIN PERCENTAGE                   27.1%                   34.4%

               Gross profit rose approximately $5.2 million, or 88.9%, for the three months ended September 30, 2000 compared to the same period last year. Of the $5.2 million increase, approximately $2.8 million was due to the 48.7% increase in sales, while $2.4 million was due to the increase in gross margin percentage from 27.1% to 34.4%. Manufacturing profit at Diodes-China contributed to the increase in gross margin percentage. Although gross profit margins strengthened in the third quarter of 2000, pricing pressures continue to exist on many of the Company's product lines, and there can be no assurance that margins will continue to improve or be maintained.


                    1999                   2000
                 -----------            ----------
SG&A             $ 3,636,000            $5,050,000

               SG&A for the three months ended September 30, 2000 increased approximately $1.4 million, or 38.9%, compared to the same period last year, due primarily to increases in wage/benefits expenses due to additional sales and engineering personnel, higher marketing and advertising expenses, and increased sales commissions associated with increased sales. Also contributing to the SG&A increase were legal reserves associated with the environmental issue as well as costs associated with moving the manufacturing equipment from Diodes-Taiwan to China. SG&A as a percentage of sales decreased to 15.6% from 16.7% in the comparable period last year.

                                  1999                2000
                                --------            --------
INTEREST INCOME                 $ 87,000            $128,000
INTEREST EXPENSE                $141,000            $332,000
NET INTEREST EXPENSE            $ 54,000            $204,000

               Net interest expense for the three months ended September 30, 2000 increased $150,000 versus the same period last year, due primarily to an increased use of the Company's credit facility (at higher interest rates) to support the expansion of Diodes-China. The Company's interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in the Diodes-China manufacturing facility and (ii) the $2.5 million, including accrued interest, advanced to FabTech. Interest income is primarily the interest charged to FabTech, under the Company's formal loan agreement, as well as earnings on its cash balances. Upon completion of the proposed acquisition of FabTech announced in October 2000, the loan amount, including accrued interest, will be deducted from the acquisition purchase price and the loan dissolved.


                             1999                2000
                           --------            --------
OTHER INCOME               $ 50,000            $135,000

               Other income for the three months ended September 30, 2000 increased approximately $85,000 compared to the same period last year, due primarily to currency exchange fluctuation at the Company's subsidiaries in Taiwan and China.


                                          1999                 2000
                                        ---------            ----------
PROVISION FOR INCOME TAXES              $ 510,000            $1,170,000

               The Company's overall effective federal, state, and foreign tax rate decreased to 19.5% for the three months ended September 30, 2000 from 22.7% in the comparable period last year. Diodes-China will continue to benefit from 0% tax for the remainder of year 2000. The Company is in the process of finalizing, with the Chinese government, the tax rate for year 2001, but it is anticipated that the rate will be zero. Based upon tax rates in the U.S. and Taiwan and the expected profitability of each of the Company's three business segments during the balance of the year, it is anticipated that for the twelve months of 2000, the consolidated provision for income taxes will be in the range of 10-20% of pre-tax income.


                                                    1999                 2000
                                                  ---------             ---------
MINORITY INTEREST IN JOINT VENTURE                $ (54,000)            $(182,000)

               Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for the three months ended September 30, 2000 is primarily the result of increased sales, both internally and to external customers. The joint venture investment is eliminated in consolidation of the Company's financial statements, and the activities of Diodes-China are included therein. As of September 30, 2000, the Company had a 95% controlling interest in the joint venture.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

               The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                                             PERCENT OF NET SALES NINE       PERCENTAGE DOLLAR
                                             MONTHS ENDED SEPTEMBER 30,      INCREASE (DECREASE)
                                             -------------------------       ------------------
                                              1999               2000             `99 TO `00
                                             ------             ------            ----------
Net sales                                     100.0 %            100.0 %             64.9 %

Cost of goods sold                            (74.6)             (67.5)              49.2
                                             ------             ------             ------
Gross profit                                   25.4               32.5              111.2

Selling, general & administrative
expenses ("SG&A")                             (18.1)             (16.1)              46.7
                                             ------             ------             ------
Income from operations                          7.3               16.4              270.8

Interest expense, net                          (0.4)              (0.6)             173.9

Other income                                    0.2                0.2              103.4
                                             ------             ------             ------
Income before taxes and minority                7.1               16.0              272.4

Income taxes                                   (1.2)              (2.4)             239.6
Minority interest                              (0.2)              (0.5)             285.0
                                             ------             ------             ------
Net income                                      5.7               13.1              278.6
                                             ======             ======             ======


               The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                             1999                    2000
                         ------------            -----------
NET SALES                $ 56,011,000            $92,369,000

               Net sales increased approximately $36.4 million, or 64.9%, for the nine months ended September 30, 2000 compared to the same period last year, due primarily to a 55.8% increase in units sold as a result of an increased demand for the Company's products, primarily in the Far East. Diodes-China contributed trade sales of $5.1 million, compared to $2.1 million in the same period last year. The Company's ASP increased 6.4% over the same period last year, primarily in the Far East. There can be no assurance that ASP's will continue to strengthen. In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech, among others, for resale in the Far East. Sales totaling $5.9 million of silicon wafers compared to $2.3 million in the same period last year also contributed to the increase in sales. As the operations of FabTech are integrated, the goal is to increase the use of FabTech wafers in the Company's products, and increase the sales of silicon wafers to trade customers.

                                             1999                    2000
                                          -----------             -----------
COST OF GOODS SOLD                        $41,784,000             $62,322,000
GROSS PROFIT                              $14,227,000             $30,047,000
GROSS PROFIT MARGIN PERCENTAGE                   25.4%                   32.5%

               Gross profit rose approximately $15.8 million, or 111.2%, for the nine months ended September 30, 2000 compared to the same period last year. Of the $15.8 million increase, approximately $9.2 million was due to the 64.9% increase in sales, while $6.6 million was due to the increase in gross margin percentage from 25.4% to 32.5%. Manufacturing profit at Diodes-China contributed to the increase in gross margin percentage. Although gross profit margins strengthened in the third quarter of 2000, pricing pressures continue to exist on many of the Company's product lines, and there can be no assurance that margins will continue to improve or be maintained.


                   1999                    2000
               ------------            -----------
SG&A           $ 10,132,000            $14,862,000

               SG&A for the nine months ended September 30, 2000 increased approximately $4.7 million, or 46.7%, compared to the same period last year, due in part to separation compensation paid to the former President and Chief Executive Officer in March 2000. Increases in wage/benefits expenses due to additional sales and engineering personnel, higher marketing and advertising expenses, and increased sales commissions contributed to the increase in SG&A, as well. Also contributing to the SG&A increase were legal reserves associated with the environmental issue as well as costs associated with moving the manufacturing equipment from Diodes-Taiwan to China. SG&A as a percentage of sales decreased to 16.1% from 18.1% in the comparable period last year.


                                  1999                2000
                                --------            --------
INTEREST INCOME                 $226,000            $323,000
INTEREST EXPENSE                $444,000            $920,000
NET INTEREST EXPENSE            $218,000            $597,000

               Net interest expense for the nine months ended September 30, 2000 increased approximately $379,000 versus the same period last year, due primarily to an increased use of the Company's credit facility (at higher interest rates) to support the expansion of Diodes-China. The Company's interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in the Diodes-China manufacturing facility and (ii) the $2.5 million, including accrued interest, advanced to FabTech. Interest income is primarily the interest charged to FabTech, under the Company's formal loan agreement, as well as earnings on its cash balances. Upon completion of the proposed acquisition of FabTech announced in October 2000, the loan amount, including accrued interest, will be deducted from the acquisition purchase price and the loan dissolved.


                             1999                2000
                           --------            --------
OTHER INCOME               $ 89,000            $181,000

               Other income for the nine months ended September 30, 2000 increased approximately $92,000 compared to the same period last year, due primarily to currency exchange fluctuation at the Company's subsidiaries in Taiwan and China.


                                        1999                 2000
                                     ---------            ----------
PROVISION FOR INCOME TAXES           $ 647,000            $2,197,000

               The Company's overall effective federal, state, and foreign tax rate decreased to 14.9% for the nine months ended September 30, 2000 from 16.3% in the comparable period last year. Diodes-China will continue to benefit from 0% tax for the remainder of year 2000. The Company is in the process of finalizing, with the Chinese government, the tax rate for year 2001, but it is anticipated that the rate will be zero. Based upon tax rates in the U.S. and Taiwan and the expected profitability of each of the Company's three business segments during the balance of the year, it is anticipated that for the twelve months of 2000, the consolidated provision for income taxes will be in the range of 10-20% of pre-tax income.


                                            1999                  2000
                                         ----------             ---------
MINORITY INTEREST IN JOINT VENTURE       $ (120,000)            $(462,000)

               Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for the nine months ended September 30, 2000 is primarily the result of increased sales, both internally and to external customers. The joint venture investment is eliminated in consolidation of the Company's financial statements, and the activities of Diodes-China are included therein. As of September 30, 2000, the Company had a 95% controlling interest in the joint venture.


FINANCIAL CONDITION

        LIQUIDITY AND CAPITAL RESOURCES

               Cash provided by operating activities for the nine months ended September 30, 2000 was $7.2 million compared to cash provided of $3.9 million for the same period in 1999. The primary sources of cash flows from operating activities in 2000 were net income of $12.1 million and depreciation of $3.3 million. The primary use of cash flows from operating activities in 2000 was an increase in inventories of $8.4 million and an increase in accounts receivable of $6.0 million. The primary sources of cash flows from operating activities for the nine months ended September 30, 1999 were an increase in accounts payable of $3.8 million and net income of $3.2 million, while the primary use was a $4.7 million increase in accounts receivable. Inventory turns at September 30, 2000 were 3.4 times compared to 3.5 times at December 31, 1999. Accounts receivable days at September 30, 2000 were 59 days compared to 56 days at December 31, 1999. The ratio of the Company's current assets to current liabilities on September 30, 2000 was 1.60 to 1, compared to a ratio of 1.73 on December 31, 1999.

               Cash used by investing activities for the nine months ended September 30, 2000 was $14.1 million, compared to $5.0 million during the same period in 1999. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility.

               Cash provided by financing activities was $6.4 million for the nine months ended September 30, 2000, compared to $394,000 for the same period in 1999. The Company has a $26.5 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million and term commitment notes providing up to $17.5 million for plant expansion, advances to vendors, and letters of credit for Diodes-China. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of September 30, 2000. The Company has extended its working capital line of credit through June 30, 2002, and has obtained an additional $10 million in term commitment notes. As of September 30, 2000, approximately $7.9 million is outstanding under the term note commitment, and the average interest rate on outstanding borrowings was approximately 7.3%.

               The Company has used its credit facility primarily to fund the advances to Diodes-China and FabTech as well as to support its operations. At September 30, 2000, amounts due from FabTech, including accrued interest, are approximately $2.5 million, and the entire amount is due February 2001. In connection with the proposed acquisition of FabTech (See "Item 2 - General"), announced in October 2000, upon closing, the loan amount, including accrued interest, will be deducted from the acquisition purchase price and the loan dissolved. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements.

               In January 2000, the Company entered into an intercompany loan agreement with Diodes-China for up to $6.0 million. In April 2000, Diodes-China borrowed $3 million under the agreement. The interest rate charged by the Company was equal to the Company's borrowing rate. In September, Diodes-China repaid the loan in full.

               Total working capital increased approximately 18.7% to $18.9 million as of September 30, 2000 from $15.9 million as of December 31, 1999. The Company believes that its working capital position will be sufficient for growth opportunities.

               The Company's long-term debt to equity ratio decreased to 0.17 at September 30, 2000, from 0.20 at December 31, 1999. The Company's total debt to equity ratio increased to 0.83 at September 30, 2000, from 0.78 at December 31, 1999. It is anticipated that these ratios may increase as the Company continues to use its credit facilities to fund additional sourcing and manufacturing opportunities, including the proposed FabTech acquisition.

               As of September 30, 2000, the Company has no material plans or commitments for capital expenditures other than in connection with the expansion at Diodes-China and the proposed FabTech acquisition. However, to ensure that the Company can secure reliable and cost effective sourcing to support and better position itself for growth, the Company is continuously evaluating additional sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share.


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

-       the Company's ability to consummate the proposed acquisition of FabTech

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


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                  Exhibit 11           Computation of Earnings Per Share

                  Exhibit 27           Financial Data Schedule

                  Exhibit 99.11        Press release; Diodes, Inc. Launches Next Generation Product Lines

                  Exhibit 99.12        Press release; Forbes Magazine Names Diodes, Inc.
                                       One of 200 Best Small Companies in U.S.

                  Exhibit 99.13        Diodes, Inc. Announces Conference Call
                                       To Discuss Q3 Financial Results

                  Exhibit 99.14        Diodes, Inc. to Acquire Wafer Fab

                  Exhibit 99.15        Diodes, Inc. Reports Record Third Quarter Earnings



        (b)     Reports on Form 8-K

                  None

                                    SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIODES INCORPORATED (Registrant)



By:  /s/ Carl Wertz                                          November 13, 2000
----------------------------------------------------
CARL WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit 11           Computation Of Earnings Per Share                             Page 25

Exhibit 27           Financial Data Schedule                                       Page 26

Exhibit 99.11        Press release; Diodes, Inc. Launches
                     Next Generation Product Lines                                 Page 27

Exhibit 99.12        Press release; Forbes Magazine Names Diodes, Inc.             Page 29
                     One of 200 Best Small Companies in U.S.

Exhibit 99.13        Diodes, Inc. Announces Conference Call                        Page 30
                     To Discuss Q3 Financial Results

Exhibit 99.14        Diodes, Inc. to Acquire Wafer Fab                             Page 31

Exhibit 99.15        Diodes, Inc. Reports Record Third Quarter Earnings            Page 33