Form 10-K405
period 2000-12-31
DIODES INC /DEL/
filed 2001-04-02
CIK 29002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended DECEMBER 31, 2000.
                                       Or

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR
                                VALUE $0.66 2/3

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 5,012,082 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the Nasdaq National Market on March 16, 2001 of $9.00 per share, was approximately $45,108,738. The number of shares of the registrant's Common Stock outstanding as of March 16, 2001, was 9,214,705 including 1,075,672 shares of treasury stock.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2000.

                                     PART I

ITEM 1. BUSINESS

GENERAL

               Diodes Incorporated (the "Company"), a Delaware corporation, is engaged in the manufacture, sale and distribution of discrete semiconductors worldwide, primarily to manufacturers in the communications, computer, electronics, and automotive industries, and to distributors of electronic components. In addition to the Company's corporate headquarters in Westlake Village, California, which provides sales, marketing, engineering and warehousing functions, the Company's wholly-owned subsidiary, Diodes Taiwan Corporation, Ltd. ("Diodes-Taiwan"), maintains a sales, engineering, and purchasing facility in Taipei, Taiwan. The Company also has a 95% interest in Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China" or "KaiHong"), a sales and manufacturing facility in Shanghai, China. In addition, in December 2000, the Company acquired FabTech Incorporated ("Diodes-FabTech" or "FabTech"), a silicon wafer manufacturer located near Kansas City, Missouri. See "Item 1. - New Developments."

STRATEGY

               The Company's strategy is to become a vertically integrated manufacturer and supplier of discrete semiconductors. The Company intends to control every step of the manufacturing and distribution process, from product concept to manufacturing, packaging, and distribution. In order to become a vertically integrated manufacturer and supplier, the Company intends to integrate six areas of operations: sales and marketing, product development, wafer foundry, package development, and assembly/testing.

               In order to develop higher technology/higher margin products, as well as to fulfill its wafer requirements, the Company acquired FabTech, Inc. Diodes-FabTech has the silicon wafer manufacturing equipment, facilities and technology, as well as an experienced engineering team, required to develop higher technology products.

               In addition to becoming a vertically integrated manufacturer and supplier, the Company intends to expand its existing sales force in Asia and develop a sales force in Europe. The Company intends to significantly expand its Asian sales force to capture market share in Taiwan, China, Hong Kong, Singapore and other Southeast Asia markets. The Company also intends to develop sales channels in Europe to capture market share in countries such as England, France, and Germany, among others. The Company will target OEM customers directly as well as leverage its distribution network.

               In 2000, the Company invested over $16 million in plant and equipment at its Diodes-China manufacturing facility, bringing the total amount to approximately $38.9 million. Diodes-China is the Company's packaging and testing facility in Mainland China. Diodes-China uses chips or die from silicon wafers and manufactures them into various packages and technologies.

NEW DEVELOPMENTS

               VISHAY/LPSC
               In July 1997, Vishay Intertechnology, Inc. ("Vishay") and the Lite-On Group, a Taiwanese consortium, formed a joint venture -- Vishay/Lite-On Power Semiconductor Pte., Ltd. ("Vishay/LPSC") -- to acquire Lite-On Power Semiconductor Corp. ("LPSC"), the Company's largest shareholder and a member of The Lite-On Group of the Republic of China. The Lite-On Group, with worldwide sales of approximately $4.5 billion, is a leading manufacturer of power semiconductors, computer peripherals, and communication products. The Vishay/LPSC joint venture included the worldwide discrete power semiconductor business of LPSC and the Asian passive component business of Vishay. Vishay held a 65% controlling interest in the joint venture, and The Lite-On Group held the other 35%. In March 2000, Vishay agreed to sell their 65% interest in Vishay/LPSC back to The Lite-On Group. In December 2000, LPSC merged with Dyna Image Corporation of Taipei, Taiwan, the world's largest Contact Image Sensors ("CIS") manufacturer. CIS are primarily used in fax machines, scanners, and copy machines. C.H. Chen, the Company's President and CEO, remains Vice Chairman of the combined company now called Lite-On Semiconductor Corporation ("LSC").

               DIODES-TAIWAN
               In October 2000, the Company moved its Taiwan manufacturing to China. The Taiwan manufactured products were lower technology products and fairly labor intensive. The cost savings of moving the manufacturing to the Company's qualified minority partner in Diodes-China were attractive and necessary to meet market demand. In connection with the manufacturing move, the Company sold approximately $150,000 of equipment to the 5% minority partner of Diodes-

China. Diodes-Taiwan continues as the Company's Asia-Pacific sales, logistics and distribution center. Diodes-China participates in final testing, inspection and packaging of products formerly manufactured by Diodes-Taiwan.

               FABTECH
               On December 1, 2000, the Company purchased all the outstanding capital stock of FabTech Incorporated, a Delaware corporation located in Lee's Summit, Missouri from LSC, the Company's largest shareholder. Founded in 1996, the 5-inch wafer foundry specializes in Schottky technology products. The manufacturing facility consists of approximately 110,000 square feet, including a 16,000 square foot clean room, 70,000 square feet of manufacturing equipment and offices, and 40,000 square feet of storage and mechanical area. The facility is leased from a third party.

               FabTech's wafer foundry provides the Company with the manufacturing base and top-tier R&D team to develop higher-margin, next-generation semiconductor products. FabTech's engineering staff includes eight senior engineers, with over 190 collective years of experience in the semiconductor industry. FabTech currently has eight patents pending in technologies from ruggedized Schottky devices to thirty-five hundred volt Ultra-Fast devices. FabTech will provide the Company a foundation to intensify R&D initiatives aimed at developing innovative products in the areas of miniaturization, integrated discretes, and developing chip-scale discretes.

               The FabTech purchase price consisted of approximately $6 million in cash and an earnout of up to $30 million if FabTech meets specified earnings targets over a four-year period. In addition, FabTech is obligated to repay an aggregate of approximately $19 million, consisting of (i) approximately $13.6 million payable, together with interest at LIBOR plus 1%, to LSC through March 31, 2002, (ii) approximately $2.6 million payable, together with interest at LIBOR plus 1.1%, to the Company through February 28, 2001 and (iii) approximately $3.0 million payable to a financial institution, which amount was repaid on December 4, 2000 with the proceeds of a capital contribution by the Company. The acquisition was financed internally and through bank credit facilities.

               FabTech has entered into a Volume Purchase Agreement dated as of October 25, 2000 with LSC pursuant to which LSC is obligated to purchase from FabTech, and FabTech is obligated to manufacture and sell to LSC, a specified number of Schottky wafers. In addition, LSC is obligated to purchase from FabTech at least 90% of the total number of such wafers purchased by LPSC from all sources, provided that FabTech is competitive in pricing and quality.

               FabTech has also entered into management incentive agreements and severance agreements with its two officers pursuant to which they may be entitled to (i) bonuses if FabTech meets specified earnings targets over a four-year period and (ii) severance payments if they are terminated without "cause" (as defined in the incentive agreements). In addition, FabTech has also entered into management incentive agreements with certain of its key employees, pursuant to which they may be entitled to bonuses if FabTech meets specified earnings targets over a four-year period.

               RECENT RESULTS
               Beginning late in the fourth quarter of 2000, the Company and the semiconductor industry as a whole experienced a sharp inventory correction primarily in two key markets, communications and computers. This downturn has continued into the first quarter of 2001. Although the Company's market share has remained stable, market conditions for its core product lines have not improved, while demand for silicon wafers, the fundamental raw materials used in manufacturing discrete semiconductors, has deteriorated further.

               The negative impact to earnings is largely attributable to reduced capacity utilization of the Company's manufacturing assets and changes in product mix, both of which have had a negative impact on gross margins. Due to market conditions, capacity utilization at Diodes' FabTech subsidiary has decreased 45% as compared to the previous year, while Diodes-China's utilization has decreased 15%.

               The risks of becoming a fully integrated manufacturer are amplified in an industry-wide slowdown because of the fixed costs associated with manufacturing facilities. The Company has responded to this cyclical downturn by implementing programs to cut operating costs, including reducing its worldwide workforce by 26%, primarily at the FabTech and Diodes-China manufacturing facilities. The Company will continue to actively adjust its cost structure as dictated by market conditions.

               Although no clear short term change in market conditions exist, long term, the Company believes that it will continue to generate value for shareholders and customers, not just from its expanded Diodes-China manufacturing and FabTech's foundry assets, but also by the addition of a true technology component to the Company. Although market conditions changed just as the new initiative started, the Company will continue to pursue its goal of becoming a total solution provider. This is a multi-year initiative that will increase the Company's ability to serve its customers' needs, while establishing the Company at the forefront of the next generation of discrete technologies.

PRODUCTS

               Technology in the semiconductor industry is ever changing and the products traditionally sold by the Company have been mature products. The additions of state-of-art surface mount manufacturing capability at Diodes-China and our newly acquired wafer fabrication facility, Diodes-FabTech, have enabled the Company to advance technologically with the industry leaders, and to move ahead in technical advances in both silicon technology and product implementation. These new technologies will offer higher profit and growth potential.

               PRODUCT TECHNOLOGY
               Semiconductors come in two basic configurations: discretes and integrated circuits ("IC's"). The Company is engaged in the manufacture, sale, and distribution of discrete semiconductors, which are fixed-function components such as:


Schottky Rectifiers                                 Standard Recovery Rectifiers        Transient Voltage Suppressors ("TVS")
Schottky Diodes                                     Bridge Rectifiers                   NPN Transistors
Super-Fast & Ultra-Fast Recovery Rectifiers         Switching Diodes                    PNP Transistors
Fast Recovery Rectifiers                            Zener Diodes                        MOSFET - N-Channel
MOSFET - P-Channel


               In terms of function, IC's are far more complex than discrete semiconductors. They are multi-function devices of the sort found in computer memory boards and central processing units. IC's, characterized by rapid changes in both production and application, and the desire to put ever-more intelligence into ever-smaller packages, have required the development of manufacturing techniques that are sophisticated and expensive.

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

               Arrays bridge the gap between discretes and IC's. Arrays consist of more than one discrete semiconductor housed in a single package. Recently, the Company has added about 100 new 6-pin surface mount array part numbers to its semiconductor offering. With the flexibility of domestic engineering and fast-reaction manufacturing facilities in the Far East, the Company is finding enthusiastic interest in its offering of Application Specific Multi-Chip Circuit arrays.

               Silicon wafers are the basic raw material used in producing all types of semiconductors. Many highly sophisticated and tightly controlled processes are used to develop finished semiconductor wafers from the raw starting material. They include high precision lapping and polishing, photo lithography, chemical vapor deposition of epitaxy, doping and oxidation processes, plasma deposition, ion implantation, metal plating, sintering and sputtering, chemical etching, annealing and reaction. Finished wafers are then cut into very small die in order to be assembled into the appropriate surface mount or leaded package at the semiconductor assembly factory.

               PRODUCT PACKAGING
               Almost as important as the technology of the discrete component, is the component packaging. The industry trend is to fit discrete components into ever-smaller and more efficient surface-mount packages. Smaller packaging provides a reduction in board space, height, and weight and is well suited for battery-powered, hand-held and wireless applications such as cellular phones, pagers, modems, notebook and palmtop computers and accessories where space is at a premium. The objective is to fit the same functionality and power handling features into smaller packages. The Company's packaging capabilities include:


Surface Mount:
--------------
SOT-23                               SOT-523                           SMB
SOT-25                               SOD-523                           SMC
SOT-143                              SC-82                             DPAK
SOT-89                               SC-89                             D2PAK
SOD-123                              SC-59                             MELF
SOD-323                              SC-75                             MiniMELF
SOT-363                              SMA

Leaded:
-------
DO-15                                DO-201AD                          A-405
DO-35                                TO-220AC                          TO-3P
DO-41                                TO-220AB                          Numerous Bridge Rectifier Packages


MANUFACTURING AND SIGNIFICANT VENDORS

               The Company's Far East subsidiary, Diodes-China, manufactures product for sale primarily to North America and Asia. Diodes-China's manufacturing focuses on SOT-23 and SOD-123 products, as well as sub-miniature packages such as SOT-363, SOT-563, and SC-75. These surface-mount devices ("SMD") are much smaller in size and are used in the computer and communication industries, destined for cellular phones, notebook computers, pagers, PCMCIA cards, modems, and garage door transmitters, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand-held devices continue. Diodes-China purchases silicon wafers from FabTech, however, the majority are currently purchased from other wafer vendors.

               Acquired in December 2000, FabTech's wafer foundry is located in Lee's Summit, Missouri. FabTech manufactures primarily 5-inch silicon wafers which are the building blocks for semiconductors. FabTech has full foundry capabilities including processes such as silicon epitaxy, silicon oxidation, photolithography and etching, ion implantation and diffusion, low pressure and plasma enhanced chemical vapor deposition, sputtered and evaporated metal deposition, wafer backgrinding, and wafer probe and ink.

               FabTech purchases polished silicon wafers and then, by using the various technologies listed above, in conjunction with many chemicals and gases, fabricates several layers on the wafers, including epitaxial silicon, ion implants, dielectrics, and metals, with various patterns. Depending upon these layers and the die size (which is determined during the Photolithography process and completed at the customer's packaging site where the wafer is sawed into square or rectangular die), different types of wafers with various currents, voltages, and switching speeds are produced.

               At Diodes-China, silicon wafers are received, inspected and stored in a highly controlled environment awaiting the assembly operation. At the first step of assembly, the wafers are mounted in a supporting ring, and using automatic machinery, the wafers are sawn with very thin, high speed diamond blades into tiny semiconductor "dice", numbering as many as 200,000 per 5" diameter wafer. Dice are then loaded onto a handler, which automatically places the dice, one by one, onto lead frames, which are package specific, where they are eutectically bonded to the lead frame pad by a thermosonic process. Next, automatic wire bonders make the necessary electrical connections from the die to the leads of the lead frame, using 1 mili-inch (0.001") diameter gold wire. The fully automatic assembly machinery then molds the epoxy case around the die and lead frame to produce the desired semiconductor product. Next is the trim, form, test, mark and re-test operation. Finally the parts are placed onto special carrier tapes and a cover tape seals the parts in place. The taped parts are then spooled onto reels and boxed for shipment.

               Each step of the process is precisely controlled and monitored to assure world-class quality. Samples of each device type are periodically subjected to rigorous 1,000 hour high reliability testing to assure that the devices will meet all customers' expectations in the most demanding of applications.

               As a result of the Company's total commitment to product quality and customer satisfaction, the Company's corporate headquarters received official ISO 9002 Certification of Registration from Underwriters Laboratories, the leading third-party certification organization in the United States and the largest in North America. ISO 9000 certifications consist of a series of paradigms for the establishment of systems and protocols to facilitate the creation and maintenance of superior quality-control techniques. Subsequently, both the Diodes-China and Diodes-Taiwan facilities have received official ISO 9002 Certification of Registration. With its underlying premise that true product quality requires a total quality system, ISO certification is often required of vendors seeking to establish relationships with original equipment manufacturers ("OEMs") doing business in intensely competitive global markets. The newly acquired Diodes-FabTech was ISO 9002 and ISO 9001 certified in 1997, QS 9000 certified (required of many suppliers to the automotive industry) in 1998, and QS 9000 with AEC-A100 Supplement certified (recommended for semiconductor manufacturers that supply the automotive industry) in 1999.

               All of the products sold by the Company, as well as the materials used by the Company in its manufacturing operations, are available both domestically and abroad. In 2000, the three largest external suppliers of products to the Company were LSC and two unrelated vendors. Approximately 14% and 17% of the Company's sales were from product manufactured by LSC in 2000 and 1999, respectively. During 2000, approximately 15% and 7% of the Company's sales were from products manufactured by the two external vendors, compared to 9% and 7% in 1999, respectively. In addition, sales of products manufactured by Diodes-China, Diodes-Taiwan, and Diodes-FabTech, the Company's three manufacturing subsidiaries, were approximately 33%, 6%, and 4% in 2000, respectively, versus 23%, 11%, and 4% in 1999, respectively. The Company anticipates that Diodes-China will become an increasingly valuable supplier. No other manufacturer of discrete semiconductors accounted for more than 5% of the Company's sales in 2000 and 1999.

               The Company's Diodes-China manufacturing facility receives wafers from FabTech, among others. Output from the FabTech facility includes wafers used in the production of Schottky barrier diodes, fast recovery epitaxial diodes (FREDs), and other widely used value-added products. Schottky barrier diodes are employed in the manufacture of the power supplies found in personal computers, telecommunications devices and other applications where high frequency, low forward voltage and fast recovery are required.

               Although the Company believes alternative sources exists for the products of any of its suppliers, the loss of any one of its principal suppliers or the loss of several suppliers in a short period of time could have a materially adverse effect on the Company until an alternate source is located and has commenced providing such products or raw materials.

SALES, MARKETING AND DISTRIBUTION

               The Company's major customers in the communications, computer, electronics and automotive industries include: Intel Corp., Cisco Systems, Inc., Sony Corp., Nortel Networks Corp., Delphi Automotive, Bose Corp., and Scientific Atlanta, Inc. The Company is not dependent on any one major customer to support its level of sales. For the fiscal year ended December 31, 2000, not one customer accounted for more than 7% of the Company's sales. The twenty largest customers accounted, in total, for approximately 58% of the Company's sales in 2000, compared to 54% in 1999.

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

               The Company sells its products through its own internal and regional sales departments, as well as through representatives and distributors. The Company's sales team, aided by the sales force of approximately 30 independent sales representatives located throughout North America and Asia, supplies approximately 200 OEM accounts. In 2000, OEM customers accounted for approximately 55% of the Company's sales, compared to approximately 58% in 1999. OEM customers range from small, privately held electronics companies to Fortune 500 companies.

               The Company further supplies approximately 40 stocking distributors (45% of 2000 sales), who collectively sell to approximately 10,000 customers on the Company's behalf. The Company's world-wide distribution network includes Future, Arrow, Avnet, DigiKey, Jaco, Kent, Reptron, and All American, among others.

               Through ongoing sales and customer service efforts, the Company continues to develop business relationships with companies who are considered leaders in their respective market segments, such as automotive, telecommunications, personal computers, computer peripherals and industrial. The Company's marketing efforts also have benefited from an ongoing program to develop strategic alliances with manufacturers, such as LSC and FabTech, among others, to better control its destiny in terms of the price, the quality and especially the availability of the products it sells.

               The Company's products are sold primarily in North America and the Far East, both directly to end users and through electronic component distributors. In 2000, approximately 54% and 46% of the Company's products were sold in North America and the Far East, respectively, compared to 56% and 44% in 1999, respectively. See Note 11 of "Notes to Consolidated Financial Statements" for a description of the Company's adoption of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The increase in the percentage of sales in the Far East is expected to continue as the Company believes there is greater potential to increase market share in that region due to the expanding base of electronic product manufacturers.

               In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech for resale to customers in the Far East. Silicon wafer sales were $9,837,000 and $4,005,000 in 2000 and 1999, respectively. The gross margin percentage on sales of silicon wafers is currently far below that of the Company's standard product line. Initially a complementary service for some customers rather than a focused product line, silicon wafers will be a focused product line supplied by FabTech to its current customer base, as well as to Diodes-China for use in its manufacturing process.

               Through Diodes-Taiwan, the Company employs a general manager who acts as the Far East purchasing liaison with respect to product procurement from other vendors located in the Far East. Diodes-Taiwan also sells product to customers in Taiwan, Korea, and Singapore, among others.

COMPETITION

               Numerous semiconductor manufacturers and distributors serve the discrete semiconductor components market where competition is intense. Some of the larger companies include Fairchild Semiconductor, International Rectifier, Rohm, Phillips, On Semiconductor, and General Semiconductor, many of whom have greater financial, marketing, distribution, brand name recognition and other resources than the Company. Accordingly, in response to market conditions, the Company from time to time may reposition product lines or decrease prices, which may adversely affect the Company's profit margins on such product lines. Competitiveness in sales of the Company's products is determined by the price and quality of the product and the ability of the Company to provide delivery and customer service in keeping with the customers' needs. The Company believes that it is well equipped to be competitive in respect to these requirements.

ENGINEERING

               The Company's engineering consists of customer/applications engineers and product development engineers who drive the direction of the Company's future product lines. Their primary function is to work closely with market-leading customers to further refine, expand and improve the Company's product range within the Company's product types and packages. In addition, customer requirements and acceptance of new package types is assessed and new, higher density and more energy-efficient packages are developed to satisfy customers' needs. Working with customers to integrate multiple types of technologies within the same package, the Company's applications engineers reduce the required number of components and thus circuit board size requirements, while increasing the component technology to a higher level.

               Product engineers work directly with the semiconductor wafer design and process engineers at FabTech who craft die designs needed for products that precisely match our customer's requirements. Further, FabTech's R&D engineers are developing discrete semiconductor technologies which are expected to propel the Company to a leadership position in our field. Direct contact with the Company's manufacturing facilities allows the manufacturing of up-to-date products that are in line with current technical requirements. With the addition of FabTech, the Company now has the capability to capture the customer's electrical and packaging requirements through its customer/applications engineers and product development engineers, and then transfer those requirements to FabTech's R&D and engineering department, so that the customer's requirements can be translated, designed, and manufactured with full control, even to the elemental silicon level.

PATENTS

               In the past, patents have not proven to be significant to our business. However, competition has required that the Company pursue patent protection for certain devices, particularly those developed or in development at FabTech. The Company currently has eight patents pending in technologies ranging from ruggedized Schottky devices to thirty-five hundred volt Ultra-Fast devices. To protect future products from use by competitors, the Company will pursue patent protection.

INVENTORY

               In general, the Company maintains sufficient inventories of standard products at its U.S. facility and Diodes-Taiwan facility to permit rapid delivery of customers' orders. In addition, the Company continuously coordinates with strategic alliances and subcontractors to support product demand. The Company has implemented a program in coordination with its distributors, enabling the Company to transfer inventory from distributors to OEM customers to better manage the Company's on-hand inventory.

               The Company's inventory is composed of discrete semiconductors, which are, for the most part, standardized in electronic related industries. Historically, finished goods inventory turns over approximately four times annually. Due to the market slowdown, which began late in the fourth quarter of 2000, inventory turns has decreased to approximately 2.5 times. The Company has no special inventory or working capital requirements that are not in the ordinary course of business.

BACKLOG

               The amount of backlog to be shipped during any period is dependent upon various factors and all orders are subject to cancellation or modification, usually without penalty to the customer. Orders are generally booked from one to twelve months in advance of delivery. The rate of booking new orders can vary significantly from month to month. The Company and the industry as a whole are experiencing a trend towards shorter lead-times (the amount of time between the date a customer places an order and the date the customer requires shipment). The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, the Company believes that amount of backlog at any date is not meaningful and is not necessarily indicative of actual future shipments. The Company strives to maintain proper inventory levels to support customers' just-in-time order expectations.

EMPLOYEES

               As of December 31, 2000, the Company employed a total of 791 employees. At such date, the Company employed 73 full-time employees in the United States, Diodes-Taiwan employed an additional 37 employees, Diodes-China employed a total of 469 employees, and Diodes-FabTech employed a total of 212 employees. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

               The Company has responded to the industry slowdown by reducing its world wide workforce approximately 26% from the third quarter of 2000, primarily at its FabTech and Diodes-China manufacturing facilities. As of February 28, 2001, the Company employed a total of 735 employees: 69 at its North American headquarters, 33 at Diodes-Taiwan, 474 at Diodes-China, and 159 at Diodes-FabTech. The Company will continue to actively adjust its cost structure as market conditions warrant.

IMPORTS AND IMPORT RESTRICTIONS

               During 2000, the Company's U.S. operations, which accounted for approximately 54% of the Company's total sales, imported substantially all of its products, of which approximately 46% was imported from Mainland China and approximately 39% from Taiwan. The balance of the imports is from Germany, Japan, India, the Philippines, England and Korea, among others. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, the difficulty and expense of maintaining foreign sourcing channels, cultural and institutional barriers to trade, fluctuations in currency exchange rates, restrictions on the transfer of funds and the imposition of tariffs, political instability, transportation delays, expropriation, import and export controls and other non-tariff barriers (including export licenses and changes in the allocation of quotas), as well as the uncertainty regarding the future relationship between China and Taiwan, and other U.S. and foreign regulations that may apply to the export and import of the Company's products, and which could have a material adverse effect on the Company. Any significant disruption in the Company's Taiwanese or Chinese sources of supply or in the Company's relationship with its suppliers located in Taiwan or China could have a material adverse effect on the Company.

               The Company transacts business with foreign suppliers primarily in United States dollars. To a limited extent, and from time to time, the Company contracts (e.g., a portion of the equipment purchases for the Diodes-China expansion) in foreign currencies, and, accordingly, its results of operations could be materially affected by fluctuations in currency exchange rates. Due to the limited number of contracts denominated in foreign currencies and the complexities of currency hedges, the Company has not engaged in hedging to date. If the volume of contracts written in foreign currencies increases, and the Company does not engage in currency hedging, any substantial change in the value of such currencies could have a material adverse effect on the Company's results of operations. Management believes that the current contracts written in foreign currencies are not significant enough to justify the costs inherent in currency hedging.

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

ENVIRONMENTAL MATTERS

               The Company has received a claim from one of its former U.S. landlords regarding potential groundwater contamination at a site in which the Company engaged in manufacturing from 1967 to 1973. The landlord has alleged that the Company may have some responsibility for cleanup costs. Investigations into the landlord's allegations are ongoing and in the early stages. The Company does not anticipate that the ultimate outcome of this matter will have a material adverse effect on its financial condition.

RISK FACTORS

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

               VERTICAL INTEGRATION
               We are in the process of vertically integrating our business. Key elements of this strategy include (i) expanding our manufacturing capacity, (ii) establishing wafer foundry and research and development capability through the acquisition of FabTech and (iii) establishing sales, marketing, product development, package development and assembly/testing operations in company-owned facilities or through the acquisition of established contractors. We have a limited history upon which an evaluation of the prospects of our vertical integration strategy can be based. There are certain risks associated with our vertical integration strategy, including:

        - difficulties associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories and limitations on the flexibility of controlling overhead;
        - difficulties implementing our Oracle Enterprise Resource Planning system;
        - difficulties expanding our operations in Asia and developing new operations in Europe;
        - difficulties developing and implementing a successful research and development team; and
        -   difficulties developing proprietary technology.

               ECONOMIC CONDITIONS
               The discrete segment of the semiconductor industry is highly cyclical, and the value of our business may decline during the "down" portion of these cycles. During recent years, we, as well as many others in our industry, experienced significant declines in the pricing of, as well as demand for, our products and lower facilities utilization. The market for discrete semiconductors may experience renewed, possibly more severe and prolonged, downturns in the future. The markets for our products depend on continued demand in the communications, computer, electronic and automotive markets, and these end-markets may experience changes in demand that could adversely affect our operating results and financial condition.

               COMPETITION
               The discrete semiconductor industry is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater financial, marketing, distribution, brand names and other resources than we have, and thus may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are On

Semiconductor, General Semiconductor, Inc., Fairchild Semiconductor Corporation, International Rectifier Corporation, Rohm, and Phillips. We may not be able to compete successfully in the future, or competitive pressures may harm our financial condition or our operating results.

               FOREIGN OPERATIONS
               We expect revenues from foreign markets to continue to represent a significant portion of our total revenues. In addition, we maintain facilities or contract with entities in the Philippines, Taiwan, Germany, Japan, England, India, and China, among others. There are risks inherent in doing business internationally, including:

        - changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;
        - trade restrictions; transportation delays; work stoppages; economic and political instability;
        -   changes in import/export regulations, tariffs and freight rates;
        - difficulties in collecting receivables and enforcing contracts generally; and
        -   currency exchange rate fluctuations.

               VARIABILITY OF QUARTERLY RESULTS
               We have experienced, and expect to continue to experience, a substantial variation in net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

        - general economic conditions in the countries where we sell our products;
        - seasonality and variability in the computer market and our other end markets;
        -   the timing of our and our competitors' new product introductions;
        -   product obsolescence;
        - the scheduling, rescheduling and cancellation of large orders by our customers;
        -   the cyclical nature of demand for our customers' products;
        - our ability to develop new process technologies and achieve volume production at our fabrication facilities;
        -   changes in manufacturing yields;
        -   adverse movements in exchange rates, interest rates or tax rates;
            and
        - the availability of adequate supply commitments from our outside suppliers or subcontractors.

               Accordingly, a comparison of the Company's results of operations from period to period is not necessarily meaningful and the Company's results of operations for any period are not necessarily indicative of future performance.

               NEW TECHNOLOGIES
               We cannot assure you that we will successfully identify new product opportunities and develop and bring products to market in a timely and cost-effective manner, or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. In addition, to remain competitive, we must continue to reduce package sizes, improve manufacturing yields and expand our sales. We may not be able to accomplish these goals.

               PRODUCTION
               Our manufacturing efficiency will be an important factor in our future profitability, and we cannot assure you that we will be able to maintain or increase our manufacturing efficiency. Our manufacturing processes require advanced and costly equipment and are continually being modified in an effort to improve yields and product performance. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Our operating results also could be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

               FUTURE ACQUISITIONS
               As part of our business strategy, we expect to review acquisition prospects that would implement out vertical integration strategy or offer other growth opportunities. While we have no current agreements and no active negotiations underway with respect to any acquisitions, we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

        -   use a significant portion of our available cash;
        - issue equity securities, which would dilute current stockholders percentage ownership;
        -   incur substantial debt;

        -   incur or assume contingent liabilities, known or unknown;
        - incur amortization expenses related to goodwill or other intangibles; and
        -   incur large, immediate accounting write-offs.

               Such actions by us could harm our operating results and/or adversely influence the price of our common stock.

               INTEGRATION OF ACQUISITIONS
               During fiscal year 2000, we acquired FabTech. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

        - unexpected losses of key employees or customers of the acquired company;
        - conforming the acquired company's standards, processes, procedures and controls with our operations;
        -   coordinating our new product and process development;
        -   hiring additional management and other critical personnel;
        - increasing the scope, geographic diversity and complexity of our operations;
        - difficulties in consolidating facilities and transferring processes and know-how;
        -   diversion of management's attention from other business concerns;
            and
        -   adverse effects on existing business relationships with customers.

               BACKLOG
               The amount of backlog to be shipped during any period is dependent upon various factors and all orders are subject to cancellation or modification, usually without penalty to the customer. Orders are generally booked from one to twelve months in advance of delivery. The rate of booking new orders can vary significantly from month to month. The Company and the industry as a whole are experiencing a trend towards shorter lead-times (the amount of time between the date a customer places an order and the date the customer requires shipment). The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, the Company believes that amount of backlog at any date is not meaningful and is not necessarily indicative of actual future shipments. The Company strives to maintain proper inventory levels to support customers' just-in-time order expectations.

               PRODUCT RESOURCES
               We sell products primarily pursuant to purchase orders for current delivery, rather than pursuant to long-term supply contracts. Many of these purchase orders may be revised or canceled without penalty. As a result, we must commit resources to the production of products without any advance purchase commitments from customers. Our inability to sell, or delays in selling, products after we devote significant resources to them could have a material adverse effect on our business, financial condition and results of operations.

               QUALIFIED PERSONNEL
               Our future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with these skills is intense. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

               EXPANSION
               Our ability to successfully offer our products in the discrete semiconductor market requires effective planning and management processes. Our past growth, and our targeted future growth, may place a significant strain on our management systems and resources, including our financial and managerial controls, reporting systems and procedures. In addition, we will need to continue to train and manage our workforce worldwide.

               SUPPLIERS
               Our manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment on a timely basis from third parties. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some materials, parts and equipment. While we believe that alternate suppliers for these materials, parts and equipment are available, an interruption could materially impair our operations.

               ENVIRONMENTAL REGULATIONS
               We are subject to a variety of United States federal, foreign, state and local governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur substantial additional expenses, product costs could significantly increase, thus materially and adversely affecting our business, financial condition and results of operations. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

               PRODUCT LIABILITY
               One or more of our products may be found to be defective after we have already shipped such products in volume, requiring a product replacement, recall, or a software fix which would cure the defect but impede performance. We may also be subject to product returns which could impose substantial costs and have a material and adverse effect on our business, financial condition and results of operations. Product liability claims may be asserted with respect to our technology or products. Although we currently have product liability insurance, there can be no assurance that we have obtained sufficient insurance coverage, or that we will have sufficient resources, to satisfy all possible product liability claims.

               SYSTEM OUTAGES
               Risks are presented by electrical or telecommunications outages, computer hacking or other general system failure. To try to manage our operations efficiently and effectively, we rely heavily on our internal information and communications systems and on systems or support services from third parties. Any of these are subject to failure. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows. In addition, insurance coverage for the risks described above may be unavailable.

               DOWNWARD PRICE TRENDS
               Our industry is intensely competitive and prices for existing products tend to decrease steadily over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of using our parts. To remain competitive, we must achieve continuous cost reductions through process and product improvements. We must also be in a position to minimize our customers' shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. Our growth and the profit margins of our products will suffer if our competitors are more successful in reducing the total cost to customers of their products than we are.

               OBSOLETE INVENTORIES
               The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end market demand. We may in the future be adversely affected by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end products into which our products are designed.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

               With respect to foreign operations see Notes 1, 10 and 11 of "Notes to Consolidated Financial Statements."


ITEM 2. PROPERTIES

               The Company's primary physical properties during the year ended December 31, 2000, were as follows:

        A. The Company's headquarters and product distribution center is located in an industrial building at 3050 East Hillcrest Drive, Westlake Village, CA 91362, and consists of approximately 30,900 square feet. The Company, who is the primary lessee under a lease that has been extended five years and expires in 2003, has two five-year options to extend the term of the lease.

        B. Regional sales offices located in the U.S., leased at less than $1,000 per month, at the following locations:

           1.  6200 Falls for the Neuse Road, Suite 200, Raleigh, NC 27609
           2.  One Overlook Drive, Suite 6B, Amherst, NH 03031
           3.  160-D East Wend, Lemont, IL 60439
           4.  500 Newport Center Drive, Suite 930, Newport Beach, CA 92660
           5.  2901 Moorpark Avenue, San Jose, CA 95128

        C. Industrial premises consisting of approximately 9,000 square feet and located at 5Fl. 501-16 Chung-Cheng Road, Hsin-Tien City, Taipei, Taiwan, Republic of China. These premises, owned by Diodes-Taiwan, are used as a warehousing facility. The facility is subject to a mortgage held by Chang-Hwa Commercial Bank, which matures on November 11, 2003, and is secured by land and buildings.

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

        E. Industrial building located at No. 1 Chen Chun Road, Xingqiao Town, Songjiang County, Shanghai, Peoples Republic of China. This building, consisting of approximately 50,000 square feet, is the corporate headquarters and product distribution and manufacturing facility for Diodes-China. The building is owned by Shanghai KaiHong Electronics Co., Ltd., of which the Company is a 95% joint venture partner.

        F. Industrial building located at 777 N. Blue Parkway Suite 350, Lee's Summit, MO 64086 USA. Acquired in December 2000, Diodes-FabTech's 5-inch wafer foundry includes a 16,000 sq. ft. clean room within a 70,000 sq. ft. manufacturing facility formerly owned by AT&T, under a lease that expires in 2009.

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

               The Company has received a claim from one of its former U.S. landlords regarding potential ground-water contamination at a site in which the Company engaged in manufacturing from 1967 to 1973. The landlord has alleged that the Company may have some responsibility for cleanup costs. Investigations into the landlord's allegations are ongoing, however, the Company does not anticipate that this event will have a material effect on its financial results.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter was submitted to a vote of security holders by the Company during the last three months of the year ending December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Company's Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "DIOD." Prior to June 19, 2000, the Company's Common Stock was traded on the American Stock Exchange ("AMEX"). In July 2000, the Company effected a 50% stock dividend in the form of a three-for-two stock split. The ex-dividend date was July 17, 2000. The following table shows the range of high and low closing sales prices per share, adjusted for the three-for-two stock split, for the Company's Common Stock for each fiscal quarter from January 1, 1999 as reported by Nasdaq and AMEX.



      ------------------------------------------------------------------------
                CALENDAR QUARTER                    CLOSING SALE PRICE OF
                      ENDED                             COMMON STOCK
      ------------------------------------------------------------------------
                                                    HIGH              LOW
                                                -------------     ------------
      First quarter (through March 16)2001....   $ 15.500          $ 8.375
      ------------------------------------------------------------------------
      Fourth quarter 2000.....................     17.750            8.563
      Third quarter 2000......................     28.333           15.000
      Second quarter 2000.....................     33.000           17.000
      First quarter 2000......................     25.583           11.667
      ------------------------------------------------------------------------
      Fourth quarter 1999.....................     14.333            4.000
      Third quarter 1999......................      6.417             3.833
      Second quarter 1999.....................      5.958             2.708
      First quarter 1999......................      4.583             2.833
      ------------------------------------------------------------------------


               On March 16, 2001, the closing sale price of the Company's Common Stock as reported by Nasdaq was $9.00, and there were approximately 3,000 stockholders of record. Stockholders are urged to obtain current market quotations for the Common Stock.

               No cash dividends have been declared to shareholders during the past three years and the Company does not expect to declare cash dividends in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors, and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, and general business conditions. In addition, the Company's bank credit agreement includes covenants restricting dividend payments.

ITEM 6. SELECTED FINANCIAL DATA

               The following selected financial data for the fiscal years ended December 31, 1996, 1997, 1998, 1999 and 2000 is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein (in 000's except per share data).


                                                              YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------

                                                    1996       1997        1998       1999      2000
                                                    ----       ----        ----       ----      ----
            INCOME STATEMENT DATA

Net sales                                       $ 57,727   $ 67,016    $ 61,328   $ 79,251  $118,462

Gross profit                                      15,073     18,727      15,402     20,948    37,427

Selling, general and administrative expenses      10,386     11,137      11,016     13,670    18,955

Income from operations                             4,687      7,590       4,386      7,278    18,472

Interest expense, net                                351         62         281        292       940

Other income                                          64        243          93        182       501

Income before taxes and minority interest          4,400      7,771       4,198      7,168    18,033

Provision for income taxes                         1,673      2,631       1,511      1,380     2,496

Minority interest in joint venture earnings          238       (15)        (14)      (219)     (642)

Net income                                         2,965      5,125       2,673      5,569    14,895

Earnings per share:
     Basic                                        $ 0.40     $ 0.69      $ 0.35     $ 0.73    $ 1.85
     Diluted                                      $ 0.37     $ 0.62      $ 0.33     $ 0.68    $ 1.62
Number of shares used in computation:
     Basic                                         7,439      7,457       7,544      7,625     8,071
     Diluted                                       8,043      8,223       8,057      8,204     9,222



                                                                AS OF DECEMBER 31,
                                               ------------------------------------------------------

                                                    1996       1997        1998       1999      2000
                                                    ----       ----        ----       ----      ----
             BALANCE SHEET DATA
Total assets                                    $ 32,546   $ 38,354    $ 45,389   $ 62,407  $112,950

Working capital                                   17,403     18,699      16,639     15,903    17,291

Long-term debt                                     4,288      3,226       5,991      4,672    15,997

Stockholders' equity                              19,464     24,453      27,460     34,973    51,253



              No cash dividends were paid to shareholders during the years 1996 through 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               The following discussion of the Company's financial condition and results of operations should be read together with the consolidated financial statements and the notes to consolidated financial statements included elsewhere in this Form 10-K. Except for the historical information contained herein, the matters addressed in this Item 7 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading "Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995" and elsewhere in this Report on Form 10-K, that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act.

GENERAL

               Diodes Incorporated (the "Company") is a manufacturer and distributor of high-quality discrete semiconductor devices to leading manufacturers in the communications, computer, electronics, and automotive industries, and to distributors of electronic components. The Company's products include small signal transistors and MOSFETs, transient voltage suppressors
(TVSs), zeners, diodes, rectifiers and bridges, as well as silicon wafers used in manufacturing these products.

               SALES
               The Company's products are sold primarily in North America and the Far East, both directly to end users and through electronic component distributors. In 2000, approximately 54% and 46% of the Company's products were sold in North America and the Far East, respectively, compared to 56% and 44% in 1999, respectively. See Note 11 of "Notes to Consolidated Financial Statements" for a description of the Company's adoption of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The increase in the percentage of sales in the Far East is expected to continue as the Company believes there is greater potential to increase market share in that region due to the expanding base of electronic product manufacturers.

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

               In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech for resale to customers in the Far East. Silicon wafer sales were $9,837,000 and $4,005,000 in 2000 and 1999, respectively. The gross margin percentage on sales of silicon wafers is currently far below that of the Company's standard product line. Initially a complementary service for some customers rather than a focused product line, silicon wafers will now be a focused product line supplied by FabTech to its current customer base, as well as to Diodes-China for use in its manufacturing process.

               REPORTING SEGMENTS
               For financial reporting purposes, the Company is deemed to engage in two industry segments: North America and the Far East. Both segments focus on discrete semiconductor devices. The North American segment includes the corporate offices in California (Diodes-North America) as well as FabTech, Inc. ("FabTech" or "Diodes-FabTech"), the newly acquired 5-inch wafer foundry located in Missouri. Diodes-North America procures and distributes products primarily throughout North America and provides management, warehousing, engineering and logistics support. Diodes-FabTech manufactures silicon wafers for use by Diodes-China as well as for sale to its customer base. The Far East segment includes the operations of Diodes-Taiwan and Diodes-China. Diodes-China manufactures product for, and distributes product to, both the North American and Taiwan segments, as well as to trade customers. Diodes-Taiwan procures product from, and distributes product primarily to, customers in Taiwan, Korea, Singapore, and Hong Kong.

               DIODES-TAIWAN
               Until October 2000, Diodes-Taiwan also manufactured product for sale to Diodes-North America and to trade customers. The Company moved its Taiwan manufacturing to China because the Taiwan manufactured products were lower technology products, fairly labor intensive, and the cost savings of moving the manufacturing to the Company's qualified minority partner in Diodes-China were attractive and necessary to meet market demand. In connection with the manufacturing move, the Company sold approximately $150,000 of equipment to the minority partner of Diodes-China. Diodes-Taiwan continues as the Company's Asia-Pacific sales, logistics and distribution center. Diodes-China participates in final testing, inspection and packaging of these products, formerly manufactured by Diodes-Taiwan. Diodes-Taiwan also procures some product for the Company's North American operations.

               VISHAY/LPSC
               In July 1997, Vishay Intertechnology, Inc. ("Vishay") and the Lite-On Group, a Taiwanese consortium, formed a joint venture -- Vishay/Lite-On Power Semiconductor Pte., Ltd. ("Vishay/LPSC") -- to acquire Lite-On Power Semiconductor Corp. ("LPSC"), the Company's largest shareholder and a member of The Lite-On Group of the Republic of China. The Lite-On Group, with worldwide sales of approximately $4.5 billion, is a leading manufacturer of power semiconductors, computer peripherals, and communication products. The Vishay/LPSC joint venture included the worldwide discrete power semiconductor business of LPSC and the Asian passive component business of Vishay. Vishay held a 65% controlling interest in the joint venture, and The Lite-On Group held the other 35%. In March 2000, Vishay agreed to sell their 65% interest in Vishay/LPSC back to The Lite-On Group. In December 2000, LPSC merged with Dyna Image Corporation of Taipei, Taiwan, the world's largest Contact Image Sensors ("CIS") manufacturer. CIS are primarily used in fax machines, scanners, and copy machines. C.H. Chen, the Company's President and CEO, remains Vice Chairman of the combined company now called Lite-On Semiconductor Corporation ("LSC").

               MANUFACTURING AND VENDORS
               The Company's Far East subsidiary, Diodes-China, manufactures product for sale primarily to North America and Asia. Diodes-China's manufacturing focuses on SOT-23 and SOD-123 products, as well as sub-miniature packages such as SOT-363, SOT-563, and SC-75. These surface-mount devices ("SMD") are much smaller in size and are used primarily in the computer and communication industries, destined for cellular phones, notebook computers, pagers, PCMCIA cards and modems, as well as in garage door transmitters, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand-held devices continue. Diodes-China purchases silicon wafers from FabTech, however, the majority are currently purchased from other wafer vendors.

               Since 1997, the Company's manufacturing focus has primarily been in the development and expansion of Diodes-China. To date, the Company and its minority partner have increased property, plant and equipment at the facility to approximately $40 million. The equipment expansion allows for the manufacture of additional SOT-23 packaged components as well as other surface-mount packaging, including the smaller SOD packages.

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

               FABTECH
               Acquired on December 1, 2000, FabTech's wafer foundry is located in Lee's Summit, Missouri. FabTech manufactures primarily 5-inch silicon wafers which are the building blocks for semiconductors. FabTech has full foundry capabilities including processes such as silicon epitaxy, silicon oxidation, photolithography and etching, ion implantation and diffusion, low pressure and plasma enhanced chemical vapor deposition, sputtered and evaporated metal deposition, wafer backgrinding, and wafer probe and ink.

               The FabTech purchase price consisted of approximately $6 million in cash and an earnout of up to $30 million if FabTech meets specified earnings targets over a four-year period. In addition, FabTech is obligated to repay an aggregate of approximately $19 million, consisting of (i) approximately $13.6 million payable, together with interest at LIBOR plus 1%, to LSC through March 31, 2002, (ii) approximately $2.6 million payable, together with interest at LIBOR plus 1.1%, to the Company through February 28, 2001 and (iii) approximately $3.0 million payable to a financial institution, which amount was repaid on December 4, 2000 with the proceeds of a capital contribution by the Company. The acquisition was financed internally and through bank credit facilities.

               FabTech purchases polished silicon wafers, and then by using the various technologies listed above, in conjunction with many chemicals and gases, fabricates several layers on the wafers, including epitaxial silicon, ion implants, dielectrics, and metals, with various patterns. Depending upon these layers and the die size (which is determined during the photolithography process and completed at the customer's packaging site where the wafer is sawed into square or rectangular die), different types of wafers with various currents, voltages, and switching speeds are produced.

               RECENT RESULTS
               Beginning in the second half of 1999, and continuing through the first three quarters of 2000, industry demand exceeded industry capacity. The Company's gross profit margins reached a peak of 34.4% in the third quarter of 2000. In addition, OEM customers and distributors increased their inventory levels. As semiconductor manufacturers, including the Company, increased capacity, the U.S. economy slowed causing a sharp decline in sales in the fourth quarter of 2000. Although gross profit margins for year 2000 were 31.6%, the gross profit in the fourth quarter of 2000 decreased to 28.3%. The excess capacity, coupled with the decreased demand and higher inventory levels, has continued into 2001 and the Company expects further deterioration of its gross profit margins until such a time as demand increases and the Company utilizes more of its available capacity.

               The discrete semiconductor industry has been subject to severe pricing pressures, causing the Company's gross profit margins to decline from 28.3% in 1995 to 25.1% in 1998. Although manufacturing costs have been falling, excess manufacturing capacity and over-inventory has caused selling prices to fall to a greater extent than manufacturing cost. To compete in this highly competitive industry, in recent years, the Company has committed substantial resources to the development and implementation of two areas of operation: (i) sales and marketing, and (ii) manufacturing. Emphasizing the Company's focus on customer service, additional personnel and programs have been added. In order to meet customers' needs at the design stage of end-product development, the Company has employed additional applications engineers. These applications engineers work directly with customers to assist them in "designing in" the correct products to produce optimum results. Regional sales managers, working closely with manufacturers' representative firms and distributors, have also been added in the U.S. and the Far East to help satisfy customers' requirements. In addition, the Company has continued to develop relationships with major distributors who inventory and sell the Company's products.

               Beginning late in the fourth quarter of 2000, the Company and the semiconductor industry as a whole experienced a sharp inventory correction primarily in two key markets, communications and computers. This downturn has continued into the first quarter of 2001. Although the Company's market share has remained stable, market conditions for its core product lines have not improved, while demand for silicon wafers, the fundamental raw materials used in manufacturing discrete semiconductors, has deteriorated further.

               The negative impact to earnings is largely attributable to reduced capacity utilization of the Company's manufacturing assets and changes in product mix, both of which have had a negative impact on gross margins. Due to market conditions, capacity utilization at Diodes' FabTech subsidiary has decreased 45% as compared to the previous year, while Diodes-China's utilization has decreased 15%.

               The risks of becoming a fully integrated manufacturer are amplified in an industry-wide slowdown because of the fixed costs associated with manufacturing facilities. The Company has responded to this cyclical downturn by implementing programs to cut operating costs, including reducing its worldwide workforce by 26%, primarily at the FabTech and Diodes-China manufacturing facilities. The Company will continue to actively adjust its cost structure as dictated by market conditions.

               Although no clear short-term change in market conditions exist, long term, the Company believes that it will continue to generate value for shareholders and customers, not just from its expanded Diodes-China manufacturing and FabTech's foundry assets, but also by the addition of a true technology component to the Company. Although market conditions changed just as the new initiative started, the Company will continue to pursue its goal of becoming a total solution provider. This is a multi-year initiative that will increase the Company's ability to serve its customers' needs, while establishing the Company at the forefront of the next generation of discrete technologies.

               The Company's overall effective tax rate decreased to 13.8% in 2000 from 19.3% in 1999. The decrease in the Company's effective tax rate is due primarily to Diodes-China's increased net income at a preferential tax rate of 0%. From 2001 through 2003, the tax rate at Diodes-China should be 13.5% (one-half of the normal tax rate of 27%). The Company, however, has received indications from the local taxing authority in Shanghai that the 0% tax holiday may be extended beyond 2000, but currently, no assurances can be made regarding the preferential tax treatment extension. In addition, it is currently not known whether the taxing authority for the central government of the People's Republic of China ("PRC") will participate in this extended tax holiday arrangement. Based upon expected tax rates in the U.S., Taiwan and China, and the expected profitability of each of the Company's four business segments during the balance of the year, it is anticipated that for 2001 the provision for income taxes should be in the range of 10% to 20% of pre-tax income.

               In accordance with tax treaty arrangements, the Company receives full credit against its U.S. Federal tax liability for corporate taxes paid in Taiwan and China. The repatriation of funds from Taiwan and China to the Company may be subject to state income taxes. In the years ending December 31, 1999 and 2000, Diodes-Taiwan distributed dividends of approximately $1.5 million and $2.6 million, respectively, which is included in Federal and state taxable income. Deferred taxes have been provided for all remaining undistributed earnings. As of December 31, 2000, accumulated and undistributed earnings of Diodes-China is approximately $17 million. The Company has not recorded deferred Federal or state tax liabilities (estimated to be $6.8 million) on these earnings since the Company considers its investment in Diodes-China to be permanent, and has no plans, intentions or obligation to distribute any part or all of that amount from China to the United States.


RESULTS OF OPERATIONS

               The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                            PERCENT OF NET SALES                        PERCENTAGE DOLLAR INCREASE (DECREASE)
                                          YEAR ENDED DECEMBER 31,                               YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------------------------------

                           1996         1997        1998       1999        2000     `96 to `97  `97 to `98  `98 to `99  `99 TO `00
                          -------     -------     -------     -------     -------   ----------  ----------  ----------  ----------

Net sales                   100.0%      100.0%      100.0%      100.0%      100.0%       16.1%       (8.5)%      29.2%       49.5%

Cost of goods sold          (73.9)      (72.1)      (74.9)      (73.6)      (68.4)       13.2        (4.9)       26.9        39.0
                          -------     -------     -------     -------     -------     -------     -------     -------     -------

Gross profit                 26.1        27.9        25.1        26.4        31.6        24.2       (17.8)       36.0        78.7

Operating expenses          (18.0)      (16.6)      (18.0)      (17.2)      (16.0)        7.2        (1.1)       24.1        38.7
                          -------     -------     -------     -------     -------     -------     -------     -------     -------

Income from operations        8.1        11.3         7.2         9.2        15.6        61.9       (42.2)       65.9       153.8

Interest expense, net        (0.6)       (0.1)       (0.5)       (0.4)       (0.8)      (82.3)      353.2         3.9       221.9

Other income                  0.1         0.4         0.2         0.2         0.4       279.7       (61.7)       95.7       175.3
                          -------     -------     -------     -------     -------     -------     -------     -------     -------

Income before taxes and
minority interest             7.6        11.6         6.8         9.0        15.2        76.6       (46.0)       70.7       151.6
Income taxes                  2.9         3.9         2.4         1.7         2.1        57.3       (42.6)       (8.7)       80.9
                          -------     -------     -------     -------     -------     -------     -------     -------     -------

Minority interest             0.4        (0.1)        0.0        (0.3)       (0.5)     (106.3)       (6.7)    (1,464.3)    (193.2)

Net income                    5.1         7.6         4.4         7.0        12.6        72.8       (47.8)      108.3       167.5

               The following discussion explains in greater detail the consolidated financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

2000 COMPARED TO 1999

               Net sales for 2000 increased approximately $39,211,000 to $118,462,000 from $79,251,000 for 1999. The 49.5% increase was due primarily to
(i) a 41.7% increase in units sold, as a result of an increased demand for the Company's products, primarily in the Far East and (ii) sales of silicon wafers totaling $9,837,000, versus $4,005,000 in 1999. Diodes-China's trade sales in 2000 were $6,610,000, compared to $3,389,000 in the same period last year. A 6.3% increase in the Company's average selling price, primarily in the Far East, also contributed to increased sales. Due to an industry-wide slowdown that began late in the fourth quarter, the Company anticipates pricing pressures will increase significantly in 2001.

               Gross profit for 2000 increased 78.7% to $37,427,000 from $20,948,000 for 1999. Of the $16,479,000 increase, $10,365,000 was due to the
49.5% increase in net sales while $6,113,000 was due to the increase in gross margin percentage from 26.4% in 1999 to 31.6% in 2000. Manufacturing profit at Diodes-China at higher gross profit margins was the primary contributor to the increase, partially offset by an increase in the sale of wafers at a generally lower margin than then Company's other products, as well as increased sales to larger distributors. Although gross profit margins strengthened in 2000, pricing pressures continue to exist on many of the Company's product lines and gross profit margin is expected to decrease in 2001. Average selling prices in 2000 increased approximately 6.3%. As the trend of consolidation among electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to larger distributors, usually under agreements resulting in lower than historical gross profit margins.

               For 2000, selling, general and administrative expenses ("SG&A") increased $5,285,000 to $18,955,000 from $13,670,000 for 1999. The 38.7%
increase in SG&A was due primarily to increases in management expenses at Diodes-China, higher Company-wide marketing and advertising expenses, increased sales commissions at Diodes-Taiwan, and additional sales and engineering personnel. SG&A as a percentage of sales decreased to 16.0% from 17.2% in the comparable period last year, primarily due to the 49.5% increase in net sales.

               Net interest expense for 2000 increased $940,000, due primarily to an increased use of the Company's credit facility to support the expansion of Diodes-China versus the same period last year. The Company's interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in Diodes-China's manufacturing facility and (ii) the acquisition of FabTech. Interest income is primarily the interest charged to FabTech for the first 11 months of 2000, under the Company's formal loan agreement, as well as earnings on its cash balances.

               Other income for 2000 increased approximately $319,000 compared to the same period last year, due primarily to currency exchange gains at the Company's subsidiaries in Taiwan and China.

               The Company's overall effective tax rate decreased to 13.8% in 2000 from 19.3% in 1999. The decrease in the Company's effective tax rate is due primarily to Diodes-China's increased net income at a preferential tax rate of 0%. From 2001 through 2003, the tax rate at Diodes-China should be 13.5% (one-half of the normal tax rate of 27%). The Company, however, has received indications from the local taxing authority in Shanghai that the 0% tax holiday may be extended beyond 2000, but currently, no assurances can be made regarding the preferential tax treatment extension. In addition, it is currently not known whether the taxing authority for the central government of the People's Republic of China ("PRC") will participate in this extended tax holiday arrangement. Based upon expected tax rates in the U.S., Taiwan and China, and the expected profitability of each of the Company's four business segments during the balance of the year, it is anticipated that for 2001 the provision for income taxes should be in the range of 10% to 20% of pre-tax income.

               For the years ended December 31, 1999 and 2000, Diodes-Taiwan distributed dividends of approximately $1.5 million and $2.6 million, respectively, which is included in Federal and state taxable income for the respective years. Deferred taxes have been provided for all remaining undistributed earnings in excess of statutory permanent capital requirements of Diodes-Taiwan. As of December 31, 2000, accumulated and undistributed earnings of Diodes-China is approximately $17 million. The Company has not recorded deferred Federal or state tax liabilities (estimated to be $6.8 million) on these earnings since the Company considers its investment in Diodes-China to be permanent, and has no plans, intentions or obligation to distribute any part or all of that amount from China to the United States.

               In 2000, Diodes-China contributed to the Company's profitability and, therefore, the $642,000 minority interest in joint venture represents the minority investor's 5% share of the joint venture's profit. The increase in the joint venture earnings for 2000 is primarily the result of increased sales. The joint venture investment is eliminated in consolidation of the Company's financial statements and the activities of Diodes-China are included therein. As of December 31, 2000, the Company had a 95% controlling interest in the joint venture.

               The Company generated net income of $14,895,000 (or $1.85 basic earnings per share, $1.62 diluted earnings per share) in 2000, as compared to $5,569,000 (or $0.73 basic earnings per share, $0.68 diluted earnings per share) for 1999. This $9,326,000 or 167.5% increase is due primarily to the 49.5% sales increase at gross profit margins of 31.6% compared to gross profit margins of 26.4% in 1999.

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

               Other income for 1999 increased approximately $89,000 compared to the same period last year, due primarily to currency exchange gains at the Company's subsidiaries in Taiwan and China.

               The Company's overall effective federal, state, and foreign tax rate decreased to 19.3% in 1999 from 36.0% in 1998. This decrease is due primarily to Diodes-China's increase in net income at a tax rate of 0%. Through December 31, 1997, the Company had undistributed earnings at Diodes-Taiwan for which no deferred income tax liability had been recorded since, at that time, management considered this investment to be permanent, and no plans or intentions existed to distribute the capital of its Taiwan subsidiary. Changes in Taiwan income tax policies in 1998 caused management to reconsider its investment strategies in the fourth quarter of 1998 for current and future earnings at Diodes-Taiwan. While a portion of its investment will remain in Taiwan, a distribution of approximately $4.5 million will be made by Diodes-Taiwan to the Company. Approximately $1.5 million was distributed in 1999, and the remaining is scheduled to be distributed in 2000. The decision was made, in part, because the changes in Taiwan income tax policies made it less favorable to accumulate earnings at Diodes-Taiwan and, in part, to allow the Company to redirect its financial resources from Diodes-Taiwan to its expansion of Diodes-China.

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

               The Company generated net income of $5,569,000 (or $0.73 basic earnings per share, $0.68 diluted earnings per share), as compared to $2,673,000 (or $0.35 basic earnings per share, $0.33 diluted earnings per share) for 1998. This $2,896,000 or 108.3% increase is due primarily to the 29.2% sales increase at gross profit margins of 26.4% compared to gross profit margins of 25.1% in 1998.

FINANCIAL CONDITION

        LIQUIDITY AND CAPITAL RESOURCES

               Cash provided by operating activities in 2000 was $10.2 million compared to $8.0 million in 1999 and $5.5 million in 1998. The primary sources of cash flows from operating activities in 2000 were net income of $14.9 million and depreciation of $5.0 million. The primary sources of cash flows from operating activities in 1999 were net income of $5.6 million and an increase in accounts payable of $5.3 million. The primary use of cash flows from operating activities in 2000 was an increase in inventories of $9.3 million and an increase in accounts receivable of $2.2 million. The primary use of cash flows from operating activities in 1999 was an increase in accounts receivable of $5.4 million and an increase in inventories of $2.8 million. The primary sources of cash flows from operating activities in 1998 were net income of $2.7 million and a decrease in accounts receivable of $1.8 million. The primary use of cash flows from operating activities in 1998 was a decrease in accounts payable of $1.3 million.

               Since December 31, 1999, accounts receivable from customers has increased 31.8% due to a slowing trend in payments from major distributors, as well as from the 49.5% increase in sales. The Company does not expect this trend to result in additional bad debt expense. The Company continues to closely monitor its credit policies, while at times providing more flexible terms, primarily to its Far East customers, when necessary. The ratio of the Company's current assets to current liabilities on December 31, 2000 was 1.4 to 1, compared to a ratio of 1.7 to 1 and 2.6 to 1 as of December 31, 1999 and 1998, respectively.

               Cash used by investing activities was $21.4 million in 2000, compared to $9.3 million in 1999 and $9.8 million in 1998. The primary investment in all three years was for additional manufacturing equipment and expansion at the Diodes-China manufacturing facility.

               On December 1, 2000, the Company purchased all the outstanding capital stock of FabTech Incorporated, a 5-inch wafer foundry located in Lee's Summit, Missouri from Lite-On Semiconductor Corporation ("LSC"), the Company's largest shareholder. The purchase price consisted of approximately $6 million in cash and an earnout of up to $30 million if FabTech meets specified earnings targets over a four-year period. In addition, FabTech is obligated to repay an aggregate of approximately $19 million, consisting of (i) approximately $13.6 million payable, together with interest at LIBOR plus 1%, to LSC through March 31, 2002, (ii) approximately $2.6 million payable, together with interest at LIBOR plus 1.1%, to the Company through February 28, 2001 and (iii) approximately $3.0 million payable to a financial institution, which amount was repaid on December 4, 2000 with the proceeds of a capital contribution by the Company. The acquisition was financed internally and through bank credit facilities.

               Cash provided by financing activities was $12.1 million in 2000, compared to $2.4 million in 1999 and $4.3 million in 1998. Diodes has a $26.6 million credit agreement with a major bank providing a working capital line of credit up to $9 million, term commitment notes up to $10 million for plant expansion and financing the acquisition of FabTech, and $7.6 million for Diodes-China operations. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions, which, among other matters, requires the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance with the covenants as of December 31, 2000.

               The working capital line of credit expires July 1, 2002. During 2000, average and maximum borrowings outstanding on the line of credit were $3,645,000 and $6,691,000, respectively. The weighted average interest rate on outstanding borrowings was 8.9% for the year ended December 31, 2000.

               In addition, Diodes-China operates with two unsecured working capital credit facilities. One credit facility provides for advances of up to $3 million with interest at 7.0% per annum. The second credit facility provides for advances of RMB$9.3 million ($1,002,000 as of December 31, 2000) with interest of 5.6% to 6.7% per annum. As of December 31, 2000 the balance on these notes was $4,003,000.

               The Company has used its credit facility primarily to fund the expansion at Diodes-China and for the FabTech acquisition, as well as to support its operations. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's current foreseeable operating cash requirements.

               Total working capital increased approximately 8.7% to $17.3 million as of December 31, 2000, from $15.9 million as of December 31, 1999. The Company believes that such working capital position will be sufficient for foreseeable growth opportunities. The Company's debt to equity ratio increased to 1.20 at December 31, 2000, from 0.78 at December 31, 1999. It is anticipated that this ratio may increase as the Company continues to use its credit facilities to fund additional inventory sourcing opportunities.

               As of December 31, 2000, the Company has no material plans or commitments for capital expenditures other than in connection with the expansion at Diodes-China and the Company's implementation of an Oracle Enterprise Resource Planning software package, planned for late 2001. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share.

               Inflation did not have a material effect on net sales or net income in fiscal years 1998, 1999 or 2000. A significant increase in inflation would affect future performance.


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

               POLITICAL RISK. The Company has a significant portion of its assets (54% in 2000 and 57% in 1999) in Mainland China and Taiwan. The possibility of political conflict between the two countries or with the United States could have an adverse impact upon the Company's ability to transact business through these important business segments and generate profits.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               See "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for the Company's Consolidated Financial Statements and the notes and schedules thereto filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not Applicable.

                                    PART III

               Item 10: Directors and Executive Officers of the Registrant, Item 11: Executive Compensation, Item 12: Security Ownership of Certain Beneficial Owners and Management, and Item 13: Certain Relationships and Related Transactions, are omitted since the Company intends to file a definitive proxy statement, in connection with its annual meeting of stockholders, with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2000. The information required by those items is set forth in that proxy statement and such information is incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)    FINANCIAL STATEMENTS AND SCHEDULES

               (1)  Financial statements:                                                     Page
                                                                                              ----
                      Independent Auditors' Report                                            25

                      Consolidated Balance Sheet at December 31, 1999 and 2000                26 to 27

                      Consolidated Statement of Income for the Years Ended
                      December 31, 1998, 1999, and 2000                                       28


                      Consolidated Statement of Stockholders' Equity for the Years
                      Ended December 31, 1998, 1999, and 2000                                 29

                      Consolidated Statement of Cash Flows for the Years Ended
                      December 31, 1998, 1999, and 2000                                       30 to 31

                      Notes to Consolidated Financial Statements                              32 to 46

               (2)  Schedules:

                      Report of Independent Accountants on Financial Statements and
                      Schedules                                                               47

                      Schedule II -- Valuation and Qualifying Account                         48


        (c)    REPORTS ON FORM 8-K

                      The Company filed a Form 8-K on December 14, 2000 and filed a Form 8-K/A on February 9, 2001 with the Securities and Exchange Commission.

        (b)    EXHIBITS

                      See the Index to Exhibits at page 30 of this Annual Report on Form 10-K for exhibits filed or incorporated by reference.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries


We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for each of the years in the three year period ended December 31, 2000, in conformity with generally accepted accounting principles.


MOSS ADAMS LLP



/s/ Moss Adams LLP
Los Angeles, California
January 30, 2001

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31,                                     1999                 2000
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                      $  3,557,000         $  4,476,000
  Accounts receivable
    Customers                                 14,962,000           19,723,000
    Related parties                               90,000              615,000
    Other                                        300,000               26,000
                                            ------------         ------------
                                              15,352,000           20,364,000
    Allowance for doubtful accounts              297,000              311,000
                                            ------------         ------------
                                              15,055,000           20,053,000

Inventories                                   16,575,000           31,788,000
Deferred income taxes                          1,700,000            4,387,000
Prepaid expenses and other                       762,000              686,000
                                            ------------         ------------

           Total current assets               37,649,000           61,390,000

PROPERTY, PLANT AND EQUIPMENT, net            20,909,000           45,129,000

ADVANCES TO RELATED PARTY VENDOR               2,561,000                   --

DEFERRED INCOME TAXES                            146,000              616,000

OTHER ASSETS
  Goodwill, net                                  969,000            5,318,000
  Miscellaneous                                  173,000              497,000
                                            ------------         ------------

           Total assets                     $ 62,407,000         $112,950,000
                                            ============         ============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

DECEMBER 31,                                                                   1999                 2000
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit                                                           $  3,237,000         $  7,750,000
  Accounts payable
    Trade                                                                     7,716,000           10,710,000
    Related parties                                                           1,821,000            1,008,000
  Accrued liabilities                                                         5,782,000            8,401,000
  Income taxes payable                                                          878,000            1,370,000
  Current portion of long-term debt
    Related party                                                                    --           11,049,000
    Other                                                                     2,312,000            3,811,000
                                                                           ------------         ------------
           Total current liabilities                                         21,746,000           44,099,000
DEFERRED COMPENSATION                                                            57,000                   --
LONG-TERM DEBT, net of current portion
  Related party                                                                      --            2,500,000
  Other                                                                       4,672,000           13,497,000
MINORITY INTEREST IN JOINT VENTURE                                              959,000            1,601,000
STOCKHOLDERS' EQUITY
    Class A convertible preferred stock -
        par value $1 per share; 1,000,000
        shares authorized; no shares issued and outstanding                          --                   --
    Common stock - par value $.66 2/3 per share;
        30,000,000 shares authorized; 9,008,282 shares in 1999 and
        9,201,704 shares in 2000 issued and outstanding                       6,006,000            6,134,000
    Additional paid-in capital                                                5,886,000            7,143,000
    Retained earnings                                                        24,863,000           39,758,000
                                                                           ------------         ------------
                                                                             36,755,000           53,035,000
    Less: Treasury stock - 1,075,672 shares of
        common stock, at cost                                                 1,782,000            1,782,000
                                                                           ------------         ------------

                                                                             34,973,000           51,253,000
                                                                           ------------         ------------

           Total liabilities and stockholders' equity                      $ 62,407,000         $112,950,000
                                                                           ============         ============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

YEARS ENDED DECEMBER 31,                            1998                   1999                  2000
----------------------------------------------------------------------------------------------------------
NET SALES                                      $  61,328,000          $  79,251,000          $ 118,462,000

COST OF GOODS SOLD                                45,926,000             58,303,000             81,035,000
                                               -------------          -------------          -------------

      Gross profit                                15,402,000             20,948,000             37,427,000

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                          11,016,000             13,670,000             18,955,000
                                               -------------          -------------          -------------

      Income from operations                       4,386,000              7,278,000             18,472,000

OTHER INCOME (EXPENSES)
  Interest income                                    304,000                316,000                392,000
  Interest expense                                  (585,000)              (608,000)            (1,332,000)
  Other                                               93,000                182,000                501,000
                                               -------------          -------------          -------------

      Income before income taxes
         and minority interest                     4,198,000              7,168,000             18,033,000

INCOME TAX PROVISION                              (1,511,000)            (1,380,000)            (2,496,000)
                                               -------------          -------------          -------------

      Income before minority interest              2,687,000              5,788,000             15,537,000

MINORITY INTEREST IN JOINT VENTURE                   (14,000)              (219,000)              (642,000)
                                               -------------          -------------          -------------

NET INCOME                                     $   2,673,000          $   5,569,000          $  14,895,000
                                               =============          =============          =============

EARNINGS PER SHARE
      Basic                                    $        0.35          $        0.73          $        1.85
                                               =============          =============          =============
      Diluted                                  $        0.33          $        0.68          $        1.62
                                               =============          =============          =============

  Number of shares used in computation
      Basic                                        7,543,596              7,625,277              8,070,960
                                               =============          =============          =============
      Diluted                                      8,056,428              8,204,168              9,221,949
                                               =============          =============          =============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
--------------------------------------------------------------------------------

                                                    Common stock
                                        --------------------------------------
                                                     Shares in                         Additional        Retained      Common stock
                                        Shares        Treasury          Amount       paid-in capital     earnings       in treasury
                                        ------       ---------          ------       ---------------     --------      ------------
BALANCE,
  December 31, 1997                   8,551,529        1,075,672      $ 5,701,000      $ 3,811,000      $16,621,000      $ 1,782,000

  Exercise of stock options
   including $78,000 income
   tax benefit                           95,000                            63,000          292,000

  Net income for the year
    ended December 31, 1998                  --               --               --               --        2,673,000               --
                                    -----------      -----------      -----------      -----------      -----------      -----------

BALANCE,
  December 31, 1998                   8,646,529        1,075,672        5,764,000        4,103,000       19,294,000        1,782,000

  Exercise of stock options
   including $961,000 income
   tax benefit                          361,753               --          242,000        1,783,000               --               --

  Net income for the year
    ended December 31, 1999                  --               --               --               --        5,569,000               --
                                    -----------      -----------      -----------      -----------      -----------      -----------

BALANCE,
  December 31, 1999                   9,008,282        1,075,672        6,006,000        5,886,000       24,863,000        1,782,000

  Exercise of stock options
   including $1,048,000 income
   tax benefit                          193,422               --          128,000        1,257,000               --               --

  Net income for the year
    ended December 31, 2000                  --               --               --               --       14,895,000               --
                                    -----------      -----------      -----------      -----------      -----------      -----------

BALANCE,
  December 31, 2000                   9,201,704        1,075,672      $ 6,134,000      $ 7,143,000      $39,758,000      $ 1,782,000
                                    ===========      ===========      ===========      ===========      ===========      ===========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                          1998               1999              2000
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $  2,673,000       $  5,569,000       $ 14,895,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                             1,168,000          2,787,000          5,003,000
       Minority interest earnings                                   14,000            219,000            642,000
       Loss on disposal of property, plant and equipment            53,000             45,000             13,000
       Interest income accrued on advances to vendor              (203,000)          (195,000)                --
       Changes in operating assets and liabilities
            Accounts receivable                                  1,779,000         (5,437,000)        (2,161,000)
            Inventories                                           (252,000)        (2,798,000)        (9,277,000)
            Prepaid expenses and other                             278,000           (240,000)            38,000
            Deferred income taxes                                  519,000         (1,269,000)        (1,195,000)
            Accounts payable                                    (1,315,000)         5,333,000            445,000
            Accrued liabilities                                  1,480,000          2,361,000            267,000
            Income taxes payable                                  (665,000)         1,670,000          1,538,000
                                                              ------------       ------------       ------------

             Net cash provided by operating activities           5,529,000          8,045,000         10,208,000
                                                              ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Collection of advances to related party vendor                        --            658,000                 --
  Investment in subsidiary, net of cash acquired                        --                 --         (4,709,000)
  Purchases of property, plant and equipment                    (9,793,000)        (9,942,000)       (16,968,000)
  Proceeds from sales of property, plant and equipment              27,000              1,000            288,000
                                                              ------------       ------------       ------------

             Net cash used by investing activities              (9,766,000)        (9,283,000)       (21,389,000)
                                                              ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances (repayments) on line of credit, net                    (188,000)         2,425,000          1,496,000
  Net proceeds from the issuance of common stock                   256,000            983,000            337,000
  Proceeds from long term debt                                  10,388,000          1,000,000         12,801,000
  Repayments of long-term debt                                  (6,534,000)        (2,124,000)        (2,534,000)
  Minority interest of joint venture investment                    405,000             96,000                 --
                                                                                 ------------       ------------

             Net cash provided by financing activities           4,327,000          2,380,000         12,100,000
                                                              ------------       ------------       ------------

INCREASE IN CASH                                                    90,000          1,142,000            919,000
CASH, beginning of year                                          2,325,000          2,415,000          3,557,000
                                                              ------------       ------------       ------------
CASH, end of year                                             $  2,415,000       $  3,557,000       $  4,476,000
                                                              ============       ============       ============


The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

YEARS ENDED DECEMBER 31,                                               1998                       1999                 2000
-------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest                                                    $          584,000        $          602,000        $ 1,243,000
                                                                ==================        ==================        ===========
    Income taxes                                                $        1,658,000        $        1,171,000        $ 2,151,000
                                                                ==================        ==================        ===========

  Non-Cash Activities:
    Tax benefit related to stock options
    credited to paid-in capital                                 $           78,000        $          961,000        $ 1,048,000
                                                                ==================        ==================        ===========

  Assets acquired in purchase of FabTech:
    Cash                                                                                                            $   441,000
    Accounts receivable                                                                                               2,837,000
    Inventory                                                                                                         5,936,000
    Prepaid expenses and other                                                                                          286,000
    Deferred tax asset                                                                                                1,962,000
    Plant and equipment                                                                                              12,510,000
                                                                                                                    -----------
                                                                                                                    $23,972,000
                                                                                                                    ===========

  Liabilities assumed in purchase of FabTech:
    Line of credit                                                                                                  $ 3,017,000
    Accounts payable                                                                                                  1,736,000
    Accrued liabilities                                                                                               2,352,000
    Income tax payable                                                                                                    2,000
    Long-term debt                                                                                                   13,549,000
                                                                                                                    -----------
                                                                                                                    $20,656,000
                                                                                                                    ===========


The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

                NATURE OF OPERATIONS - Diodes Incorporated and its subsidiaries manufacture and distribute discrete semiconductor devices to manufacturers in the communications, computing, electronics and automotive industries. The Company's products include small signal transistors and MOSFETs, transient voltage suppressors (TVSs), zeners, Schottkys, diodes, rectifiers and bridges. The products are sold primarily throughout North America and Asia.

                PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the parent company, Diodes Incorporated (Diodes), its wholly-owned subsidiaries; Diodes Taiwan Corporation, Ltd. (Diodes-Taiwan) and FabTech, Inc. (FabTech or Diodes-FabTech); and its majority (95%) owned subsidiary, Shanghai KaiHong Electronics Co., Ltd. (Diodes-China). Diodes acquired FabTech on December 1, 2000. See Note 15 for a summary of the acquisition and proforma financial information.

All significant intercompany balances and transactions have been eliminated in consolidation.

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

                GOODWILL - The excess of the cost of purchased companies over the fair value of the net assets at the dates of acquisition comprises goodwill. Goodwill is amortized using the straight-line method over 20 to 25 years. Amortization expense for the year ended December 31, 2000 was $62,000, and for each of the years ended December 31, 1998 and 1999 was $44,000. As of December 31, 1999 and 2000, accumulated amortization is $176,000 and $194,000, respectively.

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

                The Company maintains cash balances at major financial institutions in the United States, Taiwan, and China. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts at each institution in Taiwan are insured by the Central Deposit Insurance Company up to NT$1,000,000 (approximately US$30,000 as of December 31, 2000).

                FOREIGN OPERATIONS - Through its subsidiaries, the Company maintains operations in Taiwan and China for which the functional currency is the U.S. dollar. Assets and liabilities of its foreign operations which are denominated in currency other than the U.S. dollar are not hedged and therefore are subject to fluctuations in the currency exchange rate between the U.S. dollar and foreign currencies (primarily NT dollar and Renminbi Yuan). Monetary assets and liabilities denominated in foreign currencies are translated at the year-end exchange rates. Included in net income are foreign currency exchange gains (losses) of approximately $111,000, $(3,000) and $266,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

                EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury. Earnings per share is computed using the "treasury stock method" under Financial Accounting Standards Board Statement No. 128.

                Options exercisable for 502,000 shares of common stock have been excluded from the computation of diluted earnings per share because their effect is currently anti-dilutive.

                STOCK SPLIT -- On July 14, 2000, the Company effected a three-for-two stock split for shareholders of record as of June 28, 2000 in the form of a 50% stock dividend. All share and per share amounts in the accompanying financial statements and footnotes reflect the effect of this stock split.

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

                STOCK-BASED COMPENSATION -- As permitted by SFAS 123, Accounting for Stock-Based Compensation, the Company continues to apply APB Opinion No. 25 (APB 25) and related interpretations in accounting for its stock option plans. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock. The new standard requires disclosure of the proforma effect on income as if the Company had adopted SFAS 123 (see Note 8).

                RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND PROPOSED ACCOUNTING CHANGES -- During 2000, the Financial Accounting Standards Board
(FASB) issued Statements of Financial Accounting Standard No. 140 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement 125"), No. 139 ("Rescission of FASB Statement No. 53 Financial Reporting by Producers and Distributors of Motion Picture Films and amendments to FASB Statements No. 63, 89, and 121") and No. 138 ("Accounting for Derivative Instruments and Hedging Activities--an amendment of Financial Accounting Standard Statement No. 133") which are effective for years after 2000. Management believes these pronouncements will not have a material effect on the Company's financial statements or disclosures.

                A recently issued Proposed Statement of Financial Accounting Standards pertaining to "Business Combinations and Intangible Assets -- Accounting for Goodwill" is currently in exposure draft form. Among other matters, statement proposes to eliminate amortization of goodwill, but subject goodwill to a periodic impairment test. It is unknown at this time what accounting changes, if any, will be included in the final statement on this issue, which is expected to be released in 2001.

                RECLASSIFICATIONS -- Certain 1999 and 1998 amounts as well as unaudited quarterly financial data presented in the accompanying financial statements have been reclassified to conform with 2000 financial statement presentation.

NOTE 2 - INVENTORIES

                                1999                  2000
                            -----------            -----------
Finished goods              $10,176,000            $18,603,000
Work-in-progress                886,000              2,683,000
Raw materials                 5,513,000             10,502,000
                            -----------            -----------

                            $16,575,000            $31,788,000
                            ===========            ===========

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                                             1999                     2000
                                         ------------             ------------
Buildings                                $  1,539,000             $  2,002,000
Leasehold improvements                      3,026,000                5,901,000
Construction in-progress                           --                  465,000
Machinery and equipment                    21,737,000               46,934,000
                                         ------------             ------------

                                           26,302,000               55,302,000
Less accumulated depreciation
   and amortization                        (5,716,000)             (10,496,000)
                                         ------------             ------------
                                           20,586,000               44,806,000
Land                                          323,000                  323,000
                                         ------------             ------------

                                         $ 20,909,000             $ 45,129,000
                                         ============             ============

NOTE 4 - BANK CREDIT AGREEMENT AND LONG-TERM DEBT

        BANK CREDIT AGREEMENT-- Diodes has a $26.6 million credit agreement with a major bank providing a working capital line of credit up to $9 million, term commitment notes up to $10 million for plant expansion and financing the acquisition of FabTech, and $7.6 million for Diodes-China operations. Interest on outstanding borrowings under the complete credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions which, among other matters, requires the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance with the covenants as of December 31, 2000.

        The working capital line of credit expires July 1, 2002. During 2000, average and maximum borrowings outstanding on the line of credit were $3,645,000 and $6,691,000, respectively. The weighted average interest rate on outstanding borrowings was 8.9% for the year ended December 31, 2000.

        Diodes-China operates with two unsecured working capital credit facilities. One credit facility provides for advances of up to $3 million with interest at 7.0% per annum. The second credit facility provides for advances of RMB $9.3 million ($1,002,000 as of December 31, 2000) with interest of 5.6% to 6.7% per annum. As of December 31, 2000 the balance on these notes is $4,003,000.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - BANK CREDIT AGREEMENT AND LONG-TERM DEBT (Continued)

        LONG-TERM DEBT-- Long-term debt as of December 31 is comprised of the following:

                                                                   1999                    2000
                                                                -----------            -----------
LOAN PAYABLE to bank secured by buildings and land,
monthly principal payments of NT$84,000
(approximately $3,000 U.S.) plus interest at 7% per
annum through November 2003                                     $   116,000            $    79,000

NOTE PAYABLE to a customer for advances made to the
Company. Amount to be repaid quarterly by price
concessions, with any remaining balance due by
February 2003, unsecured and interest-free                               --              2,458,000

NOTE PAYABLE to LPSC, a major stockholder of the
Company (Note 10), due in an initial installment of
$3,549,000 plus interest on March 31, 2001 and in
equal quarterly installments of $2,500,000 plus
interest thereafter through March 31, 2002. The note
bears interest at LIBOR plus 1% and is subordinated
to the interest of the Company's primary lender,
unsecured                                                                --             13,549,000

LOANS PAYABLE to bank secured by substantially all assets, due in aggregate monthly principal payments of $518,000 plus interest at LIBOR plus 1.5% through February 2005

                                                                  6,868,000             14,771,000
                                                                -----------            -----------

                                                                  6,984,000             30,857,000
Current portion                                                   2,312,000             14,860,000
                                                                -----------            -----------

                                                                $ 4,672,000            $15,997,000
                                                                ===========            ===========

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - BANK CREDIT AGREEMENT AND LONG-TERM DEBT (Continued)

        The aggregate maturities of long-term debt for future years ending December 31 are:


2001            $14,860,000
2002              9,504,000
2003              4,765,000
2004              1,405,000
2005                323,000
                -----------
                $30,857,000
                ===========


NOTE 5 - ACCRUED LIABILITIES

                                                      1999                  2000
                                                   ----------            ----------
Employee compensation and payroll taxes            $1,552,000            $3,937,000
Sales commissions                                     553,000             1,001,000
Refunds to product distributors                       347,000               491,000
Other                                               1,824,000             2,045,000
Equipment purchases                                 1,506,000               927,000
                                                   ----------            ----------

                                                   $5,782,000            $8,401,000
                                                   ==========            ==========


NOTE 6 - VALUATION OF FINANCIAL INSTRUMENTS

        The Company's financial instruments include cash, accounts receivable, accounts payable, working capital line of credit, and long term debt. The Company does not hold or issue derivative financial instruments and estimates the carrying amounts of all financial instruments described above with the exception of interest-free debt, to approximate fair value based upon current market conditions, maturity dates, and other factors. The fair value of interest-free debt of $2,458,000 as of December 31, 2000 is approximately $2,025,000.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES

        The components of the income tax provisions are as follows:


                                               1998                    1999                    2000
                                            -----------             -----------             -----------
Current tax provision (benefit)
    Federal                                 $   (82,000)            $   804,000             $ 1,376,000
    Foreign                                   1,089,000               1,845,000               2,314,000
    State                                       (15,000)                     --                   1,000
                                            -----------             -----------             -----------
                                                992,000               2,649,000               3,691,000
Deferred tax provision (benefit)                519,000              (1,269,000)             (1,195,000)
                                            -----------             -----------             -----------
                                            $ 1,511,000             $ 1,380,000             $ 2,496,000
                                            ===========             ===========             ===========

        A reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                          1998                             1999                             2000
                                ------------------------         ------------------------         ------------------------
                                                  Percent                          Percent                          Percent
                                                  of pretax                       of pretax                        of pretax
                                  Amount          earnings         Amount          earnings         Amount          earnings
                                -----------       --------       -----------      ---------       -----------      ---------
Federal tax                     $ 1,422,000         34.0         $ 2,363,000         34.0         $ 6,131,000         34.0
State franchise tax,
  net of federal benefit            242,000          5.8             403,000          5.8           1,046,000          5.8
Foreign income taxed
  at lower rates                   (145,000)        (3.5)         (1,416,000)       (20.4)         (4,572,000)       (25.4)
Other                                (8,000)        (0.2)             30,000          0.4            (109,000)        (0.6)
                                -----------         ----         -----------         ----         -----------         ----

  Income tax provision          $ 1,511,000         36.1         $ 1,380,000         19.8         $ 2,496,000         13.8
                                ===========         ====         ===========         ====         ===========         ====



        In accordance with the current taxation policies of the Peoples Republic of China (PRC), Diodes-China was granted a tax holiday for the years ended December 31, 1999 through 2003. Earnings were subject to 0% tax rates in 1999 and 2000, and earnings in 2001 through 2003 will be taxed at 13.5% (one half the normal rate of the combined local and central government tax rate of 27%), and at normal rates thereafter. The Company has received indications from the local taxing authority in Shanghai that the tax holiday may be extended beyond 2003. It is not known whether the taxing authority for the central government of the PRC will participate in this extended tax holiday arrangement.

        Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES (Continued)

        In accordance with tax treaty arrangements, the Company receives full credit against its U.S. Federal tax liability for corporate taxes paid in Taiwan and China. The repatriation of funds from Taiwan and China to the Company may be subject to state income taxes. In the years ending December 31, 1999 and 2000, Diodes-Taiwan distributed dividends of approximately $1.5 million and $2.6 million, respectively, which is included in Federal and state taxable income. Deferred taxes have been provided for all remaining undistributed earnings. As of December 31, 2000, accumulated and undistributed earnings of Diodes-China is approximately $17 million. The Company has not recorded deferred Federal or state tax liabilities (estimated to be $6.8 million) on these earnings since the Company considers its investment in Diodes-China to be permanent, and has no plans, intentions or obligation to distribute any part or all of that amount from China to the United States.

        At December 31, 1999 and 2000, the Company's deferred tax assets and liabilities are comprised of the following items:


                                                            1999                   2000
                                                         -----------            -----------
DEFERRED TAX ASSETS, CURRENT
   Inventory cost                                        $ 1,008,000            $ 1,653,000
   Accrued expenses and accounts receivable                  325,000              1,039,000
   Net operating loss carryforwards and other                367,000              1,695,000
                                                         -----------            -----------

                                                         $ 1,700,000            $ 4,387,000
                                                         ===========            ===========

DEFERRED TAX ASSETS, NON-CURRENT
   Plant, equipment and intangible assets                $   146,000            $(3,128,000)
   Net operating loss carryforwards and other                     --              3,744,000
                                                         -----------            -----------

                                                         $   146,000            $   616,000
                                                         ===========            ===========

NOTE 8 - STOCK OPTION PLANS

                The Company has stock option plans for directors, officers, and employees, which provide for non-qualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for the incentive options) at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option. Approximately 226,000 shares were available for future grants under the plans as of December 31, 2000.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - STOCK OPTION PLANS (Continued)

                                                           Outstanding Options
                                      -------------------------------------------------------------
                                                                      Exercise Price Per Share
                                                             --------------------------------------
                                                                                         Weighted
                                        Number                   Range                   Average
                                      ----------             -------------            -------------
Balance, December 31, 1997             1,486,750              $   .58-7.00                     3.42
Granted                                  600,001                 3.33-6.67                     5.01
Exercised                                (95,000)                1.25-4.00                     2.70
Canceled                                 (70,000)                     4.00                     4.00
                                      ----------             -------------            -------------

Balance, December 31, 1998             1,921,751                  .58-7.50                     3.94
Granted                                  175,500                 4.50-8.50                     5.01
Exercised                               (361,756)                 .58-4.00                     2.72
Canceled                                 (73,999)                3.33-6.67                     4.79
                                      ----------             -------------            -------------

Balance, December 31, 1999             1,661,496                 1.25-8.50                     4.28
Granted                                  512,100               14.88-23.92                    22.16
Exercised                               (193,506)                1.25-5.00                     3.43
Canceled                                 (34,498)               5.00-23.92                    10.30
                                      ----------             -------------            -------------

Balance, December 31, 2000             1,945,592              $1.25-$23.92            $        8.95
                                      ==========             =============            =============

        The Company also has an incentive bonus plan which reserves shares of stock for issuance to key employees. As of December 31, 2000, 186,000 shares remain available for issuance under this plan. No shares were issued under this incentive bonus plan for years ended December 31, 1998 through 2000.

        Had compensation cost for the Company's 1998, 1999, and 2000 options granted been determined consistent with SFAS 123, the Company's net income and diluted earnings per share would approximate the proforma amounts below:


                                             As Reported                 Proforma
                                            --------------            --------------
1998 Net income                             $    2,673,000            $    1,813,000
      Diluted earnings per share            $          .33            $          .23
                                            ==============            ==============
1999 Net income                             $    5,569,000            $    5,040,000
      Diluted earnings per share            $          .68            $          .61
                                            ==============            ==============
2000 Net income                             $   14,895,000            $   11,797,000
      Diluted earnings per share            $         1.62            $         1.28
                                            ==============            ==============

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9 - MAJOR SUPPLIERS

                The Company purchases a significant amount of its inventory from two suppliers, one of which is a related party (Note 10). During 1998, 1999, and 2000, purchases from these suppliers amounted to approximately 43%, 28%, and 23%, respectively, of total inventory purchases including 27%, 19% and 16%, respectively, from the related party. There is a limited number of suppliers for these materials.


NOTE 10 - RELATED PARTY TRANSACTIONS

                LITE-ON POWER SEMICONDUCTOR CORPORATION - In July 1997, Vishay Intertechnology, Inc. ("Vishay") and the Lite-On Group, a Taiwanese consortium, formed a joint venture - Vishay/Lite-On Power Semiconductor Pte., LTD. ("Vishay/LPSC") - to acquire Lite-On Power Semiconductor Corp. ("LPSC"), a 38% shareholder of the Company and a member of the Lite-On Group of the Republic of China. Vishay is one of the largest U.S. and European manufacturer of passive electronic components and a major producer of discrete semiconductors and power integrated circuits. The Lite-On Group is a leading manufacturer of power semiconductors, computer peripherals, and communication products.

                In March 2000, Vishay agreed to sell its 65% interest in the Vishay/LPSC joint venture to the Lite-On Group, the 35% owner. Because of this transaction, the Lite-On Group, through LPSC, its wholly-owned subsidiary, indirectly owns approximately 38% of the Company's common stock. The Company considers its relationship with LPSC to be mutually beneficial and the Company and LPSC will continue its strategic alliance as it has since 1991. The Company's subsidiaries buy product from and sell product to LPSC. Net sales to and purchases from LPSC were as follows for years ended December 31:


                                     1998                   1999                   2000
                                 -----------            -----------            -----------
Net sales                        $   905,000            $ 1,064,000            $   633,000
Gross profit on sales                180,000                200,000                120,000
Purchases                         13,320,000             10,844,000             12,898,000


                As a result of the acquisition of FabTech from LPSC (See Note
15), the Company is indebted to LPSC in the amount of $13,549,000 as of December 31, 2000. Terms of the debt are indicated in Note 4. Interest expense accrued for the year ended December 31, 2000 on this debt was $87,000. FabTech, has entered into a volume purchase agreement with LPSC pursuant to which LPSC is obligated to purchase from FabTech, and FabTech is obligated to manufacture and sell to LPSC, minimum and maximum purchase quantities of wafers through December 2003. Minimum monthly quantities range from 16,000 wafers in the first year to 30,000 wafers in the final year of the agreement.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

                OTHER RELATED PARTIES- For the years ended December 31, 1999, and 2000, Diodes-China purchased approximately $1,810,000 and $1,970,000, respectively, of its inventory purchases from companies owned by its 5% minority shareholder.

Accounts receivable from and accounts payable to related parties were as follows as of December 31:



                                  1999                  2000
                               ----------            ----------
Accounts receivable
  LPSC                         $   90,000            $  490,000
  Other                                --               125,000
                               ----------            ----------
                               $   90,000            $  615,000
                               ==========            ==========
Accounts payable
  LPSC                         $1,680,000            $  712,000
  Other                           141,000               296,000
                               ----------            ----------
                               $1,821,000            $1,008,000
                               ==========            ==========

NOTE 11 - SEGMENT INFORMATION

                Information about the Company's operations in the United States and Asia are presented herein. Items transferred among the Company and its subsidiaries are transferred at prices to recover costs plus an appropriate mark up for profit. Inter-company revenues, profits and assets have been eliminated to arrive at the consolidated amounts.

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

                The Company's reportable operating segments include the domestic operations (Diodes and FabTech) located in the United States and the Asian operations (Diodes-Taiwan located in Taipei, Taiwan; and Diodes-China located in Shanghai, China). Diodes Incorporated markets discrete semiconductor devices to manufacturers and distributors in North America. FabTech, Inc., manufactures and distributes 5-inch silicon wafers for use in the Company's internal manufacturing processes at Diodes-China, as well as to trade customers. Diodes-Taiwan markets and sells discrete semiconductor devices throughout Asia and to Diodes Incorporated. Diodes-China manufactures discrete semiconductor devices for sale to Diodes Incorporated, Diodes-Taiwan and third-party customers in Asia.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11- SEGMENT INFORMATION (Continued)

                The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on stand-alone operating segment income. Revenues are attributed to geographic areas based on the location of the market producing the revenues.


                                                                                             Consolidated
                                             Asia                      U.S.A.                  Segments
                                         -------------             -------------             -------------
           2000
      -------------
Total sales                              $ 104,815,000             $  67,127,000             $ 171,942,000
Intersegment sales                         (50,781,000)               (2,699,000)              (53,480,000)
                                         -------------             -------------             -------------
    Net sales                            $  54,034,000             $  64,428,000             $ 118,462,000
                                         =============             =============             =============

Depreciation and amortization            $   4,405,000             $     598,000             $   5,003,000
Operating income                            18,699,000                  (227,000)               18,472,000
Assets                                      61,149,000                51,801,000               112,950,000
Capital expenditures                        16,177,000                   791,000                16,968,000

           1999
      -------------
Total sales                              $  58,932,000             $  47,688,000             $ 106,620,000
Intersegment sales                         (23,903,000)               (3,466,000)              (27,369,000)
                                         -------------             -------------             -------------
    Net sales                            $  35,029,000             $  44,222,000             $  79,251,000
                                         =============             =============             =============

Depreciation and amortization            $   2,448,000             $     339,000             $   2,787,000
Operating income                             8,783,000                (1,505,000)                7,278,000
Assets                                      35,824,000                26,583,000                62,407,000
Capital expenditures                         9,438,000                   504,000                 9,942,000

           1998
      -------------
Total sales                              $  31,869,000             $  45,600,000             $  77,469,000
Intersegment sales                         (13,916,000)               (2,225,000)              (16,141,000)
                                         -------------             -------------             -------------
    Net sales                            $  17,953,000             $  43,375,000             $  61,328,000
                                         =============             =============             =============

Depreciation and amortization            $     849,000             $     319,000             $   1,168,000
Operating income                             3,647,000                   739,000                 4,386,000
Assets                                      24,195,000                21,194,000                45,389,000
Capital expenditures                         9,658,000                   135,000                 9,793,000

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES

                OPERATING LEASES - The Company leases its offices, manufacturing plants and warehouses under operating lease agreements expiring through December 2010. The Company may, at its option, extend the lease for a five-year term upon termination. Rent expense amounted to approximately $269,000, $327,000, and $503,000, for the years ended December 31, 1998, 1999 and 2000, respectively.

                Future minimum lease payments under non-cancelable operating leases for years ending December 31 are:

      2001            $ 2,325,000
      2002              2,343,000
      2003              2,369,000
      2004              2,402,000
      2005              1,770,000
Thereafter              5,905,000
                      -----------

                      $17,114,000
                      ===========


                OTHER MATTER - The Company has received a claim from one of its former U.S. landlords regarding potential groundwater contamination at a site in which the Company engaged in manufacturing from 1967 to 1973. The landlord has alleged that the Company may have some responsibility for cleanup costs. Investigations into the landlord's allegations are ongoing and in the early stages. The Company does not anticipate that the ultimate outcome of this matter will have a material adverse effect on its financial condition.


NOTE 13 - EMPLOYEE BENEFIT PLANS

                The parent company maintains a 401(k) profit sharing plan (the
Plan) for the benefit of qualified employees at the parent company's location. Employees who participate may elect to make salary deferral contributions to the Plan up to 15% of the employees' eligible payroll. The parent company makes a contribution of $1 for every $2 contributed by the participant up to 6% of the participant's eligible payroll. In addition, the parent company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 1998, 1999, and 2000, the parent company's total contribution to the Plan was approximately $161,000, $204,000, and $307,000, respectively.

                FabTech maintains a 401(k) profit sharing plan (the FabTech
Plan) for the benefit of qualified employees. Employees may contribute up to 20% of their eligible compensation, subject to annual Internal Revenue Code maximum limitations. FabTech may make discretionary contributions up to 40% of the first 5% of each employee's annual contributions. FabTech's matching contributions for the month of December 2000 was approximately $6,000.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 -- MANAGEMENT INCENTIVE AGREEMENTS

                The Company has entered into several management incentive agreements with various members of FabTech's management. The agreements provide members of management guaranteed annual compensation as well as contingent compensation based on the annual profitability of FabTech and subject to a maximum annual amount. Guaranteed and contingent compensation is applicable only to individuals participating in management as of the last day of each fiscal year. Future minimum payments provided for by the management incentive agreements for the years ended December 31, are:


                                       Maximum
                Guaranteed            Contingent              Total
                ----------            ----------            ----------
2001            $  375,000            $  125,000            $  500,000
2002               375,000               437,000               812,000
2003               375,000               750,000             1,125,000
2004               375,000               938,000             1,313,000
                ----------            ----------            ----------

                $1,500,000            $2,250,000            $3,750,000
                ==========            ==========            ==========


NOTE 15 -- BUSINESS ACQUISITION

                On December 1, 2000, Diodes purchased all of the outstanding capital stock of FabTech, Inc. from LPSC (a 38% shareholder of Diodes). FabTech operates a 5-inch silicon wafer foundry in Lee's Summit, Missouri.

                The acquisition was accounted for using the purchase method of accounting, whereby the assets and liabilities acquired were recorded at their estimated fair values. The terms of the stock purchase required an initial cash payment of approximately $5,150,000, including acquisition costs. In addition, the agreement provides for a potential earnout of up to $30 million based upon FabTech attaining certain earnings targets over the four year period immediately following the purchase. As a condition to the purchase agreement, certain officers and management of FabTech will receive a total of $2,475,000. Of this amount, $975,000 was accrued by FabTech as incentive compensation for services rendered prior to the acquisition. The remaining $1,500,000 will be accrued ratably over four years following the acquisition, subject to continued employment with the Company (see Note 14). The amount of cash paid to the seller at closing was reduced by $975,000, and any portion of the $1,500,000 contingent liability paid by the Company in the future will be reimbursed by the seller.

                The excess of the purchase price over the fair value of assets acquired (goodwill) amounted to approximately $4,410,000, which is being amortized on the straight-line method over 20 years.

                The results of operations of FabTech are included in the consolidated financial statements from the date of acquisition. The following represents the unaudited proforma results of operations as if Fab Tech had been acquired at the beginning of 1999 and 2000.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 -- BUSINESS ACQUISITION (CONTINUED)

                                       Year Ended December 31,
                              -----------------------------------------
                                    1999                      2000
                              ---------------           ---------------
Net sales                     $    95,829,000           $   138,821,000

Net income                          4,487,000                14,211,000

Earnings per share
       Basic                             0.59                      1.76
       Diluted                           0.55                      1.54

                The proforma results do not represent the Company's actual operating results had the acquisition been made at the beginning of 1999 or 2000, or the results which may be expected in the future.

NOTE  16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                   Quarter Ended
                                   --------------------------------------------------------------------------------
                                    March 31                June 30               Sept. 30                Dec. 31
                                   -----------            -----------            -----------            -----------
FISCAL 2000
     Net sales                     $27,437,000            $32,600,000            $32,332,000            $26,093,000
     Gross profit                    8,437,000             10,489,000             11,121,000              7,380,000
     Net income                      3,140,000              4,320,000              4,650,000              2,785,000
     Earnings per share
       Basic                              0.39                   0.54                   0.57                   0.34
       Diluted                            0.34                   0.46                   0.50                   0.31


                                                                   Quarter Ended
                                   --------------------------------------------------------------------------------
                                    March 31                June 30               Sept. 30                Dec. 31
                                   -----------            -----------            -----------            -----------
FISCAL 1999
     Net sales                     $16,032,000            $18,229,000            $21,750,000            $23,240,000
     Gross profit                    3,910,000              4,429,000              5,888,000              6,721,000
     Net income                        690,000                825,000              1,684,000              2,370,000
     Earnings per share
       Basic                              0.09                   0.11                   0.22                   0.30
       Diluted                            0.09                   0.10                   0.21                   0.27

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries



Our audits of the consolidated financial statements of Diodes Incorporated and Subsidiaries referred to in our report dated January 30, 2001 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



MOSS ADAMS LLP


/s/ Moss Adams LLP
Los Angeles, California
January 30, 2001

DIODES INCORPORATED

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                    COL A                              COL B          COL C            COL D           COL E
                                                     Balance at    Additions
                                                    beginning of   to costs &                        Balance at
                 Description                          period        expenses         Deductions    end of period
----------------------------------------------------------------------------------------------------------------
Years ended December 31,

1998
Allowance for doubtful accounts                     $   74,000      $   36,000      $       --      $  110,000
Reserve for slow moving and obsolete inventory         785,000       1,935,000       1,808,000         912,000

1999
Allowance for doubtful accounts                     $  110,000      $  187,000      $       --      $  297,000
Reserve for slow moving and obsolete inventory         912,000       1,528,000         622,000       1,818,000

2000
Allowance for doubtful accounts                     $  297,000      $   22,000      $    8,000      $  311,000
Reserve for slow moving and obsolete inventory       1,818,000       1,915,000         562,000       3,171,000

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)


/s/ C.H. Chen                                              March 28, 2001
------------------------------------
C.H. CHEN
President & Chief Executive Officer
(Principal Executive Officer)


/s/ Carl Wertz                                             March 28, 2001
------------------------------------
CARL WERTZ
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)




               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on March 28, 2001.


/s/ Raymond Soong                           /s/ C.H. Chen
------------------------------------        -----------------------------------
RAYMOND SOONG                                   C.H. CHEN
Chairman of the Board of Directors              Director


/s/ Michael R. Giordano                     /s/ M.K. Lu
------------------------------------        -----------------------------------
MICHAEL R. GIORDANO                             M.K. LU
Director                                        Director


/s/ David Lin                               /s/ John M. Stich
------------------------------------        -----------------------------------
DAVID LIN                                       JOHN M. STICH
Director                                        Director


/s/ Shing Mao
------------------------------------
SHING MAO
Director


/s/ Leonard M. Silverman
------------------------------------
LEONARD M. SILVERMAN
Director

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

3.3     Amended Certificate of Incorporation of the Company dated June 12, 2000
        (25)

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

10.25   Bank Guaranty for Shanghai KaiHong Electronics Co., LTD (16)

10.26   Consulting Agreement between the Company and J.Y. Xing (17)

10.27   Software License Agreement between the Company and Intelic Software
        Solutions, Inc. (18)

10.28   Diodes-Taiwan Relationship Agreement for FabTech Wafer Sales (19)

10.29   Separation Agreement between the Company and Michael A. Rosenberg (20)

10.30   Stock Purchase Agreement dated as of November 28, 2000, among Diodes
        Incorporated, FabTech, Inc. and Lite-On Power Semiconductor Corporation
        (24)

10.31   Volume Purchase Agreement dated as of October 25, 2000, between FabTech,
        Inc. and Lite-On Power Semiconductor Corporation (24)

10.32   Credit Agreement dated as of December 1, 2000, between Diodes
        Incorporated and Union Bank of California (24)

10.33   Subordination Agreement dated as of December 1, 2000, by Lite-On Power
        Semiconductor Corporation in favor of Union Bank of California (24)

10.34 Subordinated Promissory Note in the principal amount of $13,549,000 made by FabTech, Inc. payable to Lite-On Power Semiconductor Corporation (24)

11      Statement regarding Computation of Per Share Earnings

21      Subsidiaries of the Registrant

23.1    Consent of Independent Public Accountants

99.1    Press Release; Diodes Comments On Vishay/LPSC Announcement (21)

99.2    Press Release; Diodes Incorporated Announces Appointment Of New
        President and Chief Executive Officer (21)

99.3    Press Release; Diodes Incorporated To Invest Additional $9 Million In
        Manufacturing Facility (21)

99.4    Press Release; Diodes Incorporated Reports Record Quarterly Revenues and
        Earnings (21)

99.5    Press Release; Diodes Incorporated Retains Coffin Communications Group
        As Investor Relations Counsel (22)

99.6    Press Release; John M. Stich Appointed To Board Of Diodes Incorporated
        (22)

99.7    Press Release; C.H. Chen Addresses Diodes Shareholders at Annual Meeting
        (22)

99.8    Press Release; Diodes, Inc. Announces Move to NASDAQ and Declares
        Three-for-Two Stock Split (22)

99.9    Press release; Diodes, Inc. to Trade Ex-Dividend of Three-for-Two Stock
        Split (22)

99.10   Press release; Diodes, Inc. Posts Record Results for Second Quarter 2000
        -- Net Income Up 424% (22)

99.11   Press release; Diodes, Inc. Launches Next Generation Product Lines (23)

99.12   Press release; Forbes Magazine Names Diodes, Inc. One of 200 Best Small
        Companies in U.S. (23)

99.13   Diodes, Inc. Announces Conference Call To Discuss Q3 Financial Results
        (23)

99.14   Diodes, Inc. to Acquire Wafer Fab (23)

99.15   Diodes, Inc. Reports Record Third Quarter Earnings (23)

99.16   Diodes, Inc. Announces Conference Call To Discuss Year End and Q4
        Financial Results


99.17   Opinion of Duff & Phelps, LLP dated November 28, 2000 (24)

99.18   Diodes, Inc. Announces Successful Completion of FabTech Acquisition (24)

99.19   Diodes Manufacturing Receives Environmental Management Certification
        ISO-14001

99.20   Diodes Incorporated Comments on First-Quarter Outlook

99.21   Diodes, Inc. Reports Fourth Quarter and Record Year End Results


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

(20) Previously filed with Company's Form 10-K, filed with the Commission on March 28, 2000, which is hereby incorporated by reference.

(21) Previously filed with Company's Form 10-Q, filed with the Commission on May 10, 2000, which is hereby incorporated by reference.

(22) Previously filed with Company's Form 10-Q, filed with the Commission on August 4, 2000, which is hereby incorporated by reference.

(23) Previously filed with Company's Form 10-Q, filed with the Commission on November 13, 2000, which is hereby incorporated by reference.

(24) Previously filed with Company's Form 8-K, filed with the Commission on December 14, 2000, which is hereby incorporated by reference.

(25) Previously filed with Company's Definitive Proxy Statement, filed with the Commission on May 1, 2000, which is hereby incorporated by reference.

* Constitute management contract, compensatory plans and arrangements which are required to be filed pursuant to Item 601 of Regulation S-K.