Form 10-Q
period 2001-03-31
DIODES INC /DEL/
filed 2001-05-15
CIK 29002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended MARCH 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock, $0.66 2/3 par value, outstanding as of May 4, 2001 was 9,222,205, including 1,075,672 shares of treasury stock.

                         INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors and Shareholders
Diodes Incorporated and Subsidiaries


We have reviewed the accompanying consolidated condensed balance sheet of Diodes Incorporated and subsidiaries as of March 31, 2001, and the related consolidated condensed statements of income and cash flows for the three months ended March 31, 2001. These financial statements are the responsibility of the management of Diodes Incorporated and Subsidiaries.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Diodes Incorporated and Subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended not presented herein; and in our report dated January 30, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Moss Adams LLP

Los Angeles, CA
April 26, 2001

                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                     ASSETS



                                                                        DECEMBER 31,                MARCH 31,
                                                                            2000                       2001
                                                                        ------------               ------------
                                                                                                   (UNAUDITED)
CURRENT ASSETS
         Cash                                                           $  4,476,000               $  3,593,000
         Accounts receivable
                  Customers                                               19,723,000                 20,880,000
                  Related parties                                            615,000                  1,850,000
                  Other                                                       26,000                      8,000
                                                                        ------------               ------------
                                                                          20,364,000                 22,738,000
                  Less allowance for doubtful receivables                    311,000                    255,000
                                                                        ------------               ------------
                                                                          20,053,000                 22,483,000
         Inventories                                                      31,788,000                 26,775,000
         Deferred income taxes, current                                    4,387,000                  4,388,000
         Prepaid expenses and other current assets                           686,000                    684,000
                                                                        ------------               ------------
                                    Total current assets                  61,390,000                 57,923,000
PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization                          45,129,000                 45,847,000
DEFERRED INCOME TAXES, non-current                                           616,000                  1,641,000
OTHER ASSETS
         Goodwill, net                                                     5,318,000                  5,518,000
         Other                                                               497,000                    461,000
                                                                        ------------               ------------
TOTAL ASSETS                                                            $112,950,000               $111,390,000
                                                                        ============               ============


The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                                        DECEMBER 31,          MARCH 31,
                                                                                           2000                 2001
                                                                                       ------------         ------------
                                                                                                            (UNAUDITED)
CURRENT LIABILITIES
         Line of credit                                                                $  7,750,000         $  8,416,000
         Accounts payable
                  Trade                                                                  10,710,000            6,212,000
                  Related parties                                                         1,008,000            2,705,000
         Accrued liabilities                                                              8,401,000            5,884,000
         Income taxes payable                                                             1,370,000            1,777,000
         Current portion of long-term debt
                  Related party                                                          11,049,000           11,049,000
                  Other                                                                   3,811,000            4,138,000
                                                                                       ------------         ------------
                                    Total current liabilities                            44,099,000           40,181,000
LONG-TERM DEBT, net of current portion
                  Related party                                                           2,500,000            2,500,000
                  Other                                                                  13,497,000           14,975,000
                                                                                       ------------         ------------
MINORITY INTEREST IN JOINT VENTURE                                                        1,601,000            1,676,000
STOCKHOLDERS' EQUITY
         Class A convertible preferred stock par value $1.00 per share;
                  1,000,000 shares authorized;
                  no shares issued and outstanding                                               --                   --
         Common stock - par value $0.66 2/3 per share;
                  30,000,000 shares authorized; 9,201,704 and 9,214,705 shares issued and outstanding at December 31, 2000
                  and March 31, 2001, respectively                                        6,134,000            6,143,000
         Additional paid-in capital                                                       7,143,000            7,192,000
         Retained earnings                                                               39,758,000           40,505,000
                                                                                       ------------         ------------
                                                                                         53,035,000           53,840,000
         Less:
                  Treasury stock - 1,075,672 shares of common stock, at cost              1,782,000            1,782,000
                                                                                       ------------         ------------
                                    Total stockholders' equity                           51,253,000           52,058,000
                                                                                       ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $112,950,000         $111,390,000
                                                                                       ============         ============


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                   (Unaudited)



                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                         ----------------------------------
                                                            2000                   2001
                                                         ------------          ------------
NET SALES                                                $ 27,437,000          $ 25,748,000
COST OF GOODS SOLD                                         19,000,000            21,627,000
                                                         ------------          ------------
         Gross profit                                       8,437,000             4,121,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                4,542,000             3,184,000
                                                         ------------          ------------
         Income from operations                             3,895,000               937,000

OTHER INCOME (EXPENSE)
         Interest income                                       52,000                66,000
         Interest expense                                    (216,000)             (740,000)
         Other                                                  6,000               (96,000)
                                                         ------------          ------------
                                                             (158,000)             (770,000)
Income before income taxes and minority interest            3,737,000               167,000

INCOME TAX BENEFIT (PROVISION)                               (492,000)              429,000
                                                         ------------          ------------
Income before minority interest                             3,245,000               596,000

MINORITY INTEREST IN JOINT VENTURE EARNINGS                  (105,000)              (75,000)
                                                         ------------          ------------
NET INCOME                                               $  3,140,000          $    521,000
                                                         ============          ============
EARNINGS PER SHARE
         Basic                                           $       0.39          $       0.06
                                                         ============          ============
         Diluted                                         $       0.34          $       0.06
                                                         ============          ============
WEIGHTED AVERAGE SHARES OUTSTANDING
         Basic                                              7,985,945             8,132,559
                                                         ============          ============
         Diluted                                            9,204,491             9,029,628
                                                         ============          ============


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                             --------------------------------
                                                                                2000                  2001
                                                                             -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                          $ 3,140,000          $   521,000
         Adjustments to reconcile net income to net cash
           provided (used) by operating activities:
                  Depreciation and amortization                                  998,000            2,083,000
                  Minority interest earnings                                     105,000               75,000
                  Interest income accrued on advances to vendor                  (47,000)                  --
         Changes in operating assets:
                  Accounts receivable                                         (2,650,000)          (2,430,000)
                  Inventories                                                 (2,340,000)           5,013,000
                  Prepaid expenses and other assets                             (161,000)            (988,000)
         Changes in operating liabilities:
                  Accounts payable                                             1,099,000           (2,801,000)
                  Accrued liabilities                                         (1,043,000)          (2,517,000)
                  Income taxes payable                                          (535,000)             407,000
                                                                             -----------          -----------
                           Net cash used by operating activities              (1,434,000)            (637,000)
                                                                             -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property, plant and equipment                            (3,042,000)          (2,801,000)
                                                                             -----------          -----------
                           Net cash used by investing activities              (3,042,000)          (2,801,000)
                                                                             -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Advances on line of credit, net                                       4,488,000            2,966,000
         Net proceeds from the issuance of capital stock                         305,000               58,000
         Repayments of long-term obligations                                    (747,000)            (495,000)
         Other                                                                        --               26,000
                                                                             -----------          -----------
                           Net cash provided by financing activities           4,046,000            2,555,000
                                                                             -----------          -----------
DECREASE IN CASH                                                                (430,000)            (883,000)
CASH AT BEGINNING OF PERIOD                                                    3,557,000            4,476,000
                                                                             -----------          -----------
CASH AT END OF PERIOD                                                        $ 3,127,000          $ 3,593,000
                                                                             ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
            Interest                                                         $   216,000          $   677,000
                                                                             ===========          ===========
            Income taxes                                                     $ 1,030,000          $   190,000
                                                                             ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of Management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

        The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Diodes Taiwan Co., Ltd. ("Diodes-Taiwan"), the accounts of Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China") in which the Company has a 95% interest, and the accounts of FabTech Incorporated ("FabTech" or "Diodes-FabTech"), which the Company acquired in December 2000. All significant intercompany balances and transactions have been eliminated.


NOTE B - INVENTORIES

        Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

                                                     12/31/00        3/31/01
                                                    ----------      ----------
            Finished goods......................... $18,603,000     $14,954,000
            Work-in-progress.......................   2,683,000       2,122,000
            Raw materials..........................  10,502,000       9,699,000
                                                    -----------     -----------
                                                    $31,788,000     $26,775,000

NOTE C - INCOME TAXES

        The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, the Company has recorded a net deferred tax asset of $6.0 million resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and certain expense accruals, which are not currently deductible for income tax purposes.

        The reported income tax rate as a percentage of pretax income differs from the statutory combined federal and state tax rates of approximately 40%. The primary reasons for this difference are; (i) earnings of Diodes-China are currently taxed at 13.5%, and as discussed below, deferred U.S. federal and state income taxes are not provided on these earnings, and (ii) deferred income tax benefits at a rate of 37.5% have been recognized on losses incurred at FabTech.

        As of March 31, 2001, accumulated and undistributed earnings of Diodes-China are approximately $19.3 million. The Company has not recorded a deferred tax liability (estimated to be $7.8 million) on these earnings since the Company considers this investment to be permanent, and has no plans, intentions or obligation to distribute all or part of that amount from China to the United States. The Company will consider the need to provide deferred taxes on future earnings of Diodes-China as further investment strategies with respect to Diodes-China are determined.

NOTE D - STOCK SPLIT

        On July 14, 2000, the Company effected a three-for-two stock split for shareholders of record as of June 28, 2000. All share and per share amounts in the accompanying financial statements reflect the effect of this stock split.

NOTE E - SEGMENT INFORMATION

        Information about the Company's operations in the United States and the Far East are presented below. Items transferred among the Company and its subsidiaries are transferred at prices to recover costs plus an appropriate mark up for profit. Inter-company revenues, profits and assets have been eliminated to arrive at the consolidated amounts.

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief decision-making group consists of the President and Chief Executive Officer, Vice President of Sales and Marketing, Chief Financial Officer and Vice President of Far East Operations. The operating segments are managed separately because each operating segment represents a strategic business unit whose function and purpose differs from the other segments.

        The Company's reportable operating segments include the domestic operations (Diodes and FabTech) located in the United States and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; and Diodes-China located in Shanghai, China). Diodes-North America procures and distributes products primarily throughout North America and provides management, warehousing, engineering and logistics support. FabTech, Inc. manufactures and distributes 5-inch silicon wafers for use in the Company's internal manufacturing processes at Diodes-China, as well as to trade customers. Diodes-Taiwan markets and sells discrete semiconductor devices throughout the Far East and to Diodes Incorporated. Diodes-China manufactures discrete semiconductor devices for sale to Diodes Incorporated, Diodes-Taiwan and third-party customers in the Far East.


 THREE MONTHS ENDED                                                               Consolidated
  MARCH 31, 2000                       Far East            North America            Segments
 ------------------                   ------------         -------------          ------------
Total sales                           $ 22,313,000          $ 15,691,000          $ 38,004,000
Inter-segment sales                     (9,898,000)             (669,000)          (10,567,000)
                                      ------------          ------------          ------------
       Net sales                      $ 12,415,000          $ 15,022,000          $ 27,437,000

Depreciation and amortization         $    903,000          $     95,000          $    998,000
Operating income                      $  4,055,000          $   (160,000)         $  3,895,000
Assets                                $ 47,075,000          $ 22,144,000          $ 69,219,000
Capital expenditures                  $  2,599,000          $    443,000          $  3,042,000
                                      ============          ============          ============

 THREE MONTHS ENDED                                                               Consolidated
  MARCH 31, 2000                       Far East            North America            Segments
 ------------------                   ------------         -------------          ------------
Total sales                           $ 16,726,000          $ 16,128,000          $ 32,854,000
Inter-segment sales                     (6,773,000)             (332,000)           (7,105,000)
                                      ------------          ------------          ------------
       Net sales                      $  9,953,000          $ 15,796,000          $ 25,749,000

Depreciation and amortization         $  1,491,000          $    592,000          $  2,083,000
Operating income                      $  2,451,000          $ (1,514,000)         $    937,000
Assets                                $ 63,054,000          $ 48,336,000          $111,390,000
Capital expenditures                  $  2,385,000          $    416,000          $  2,801,000
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

        For financial reporting purposes, the Company is deemed to engage in two industry segments: North America and the Far East. Both segments focus on discrete semiconductor devices. The North American segment includes the corporate offices in California ("Diodes-North America") as well as FabTech, Inc. ("FabTech" or "Diodes-FabTech"), the newly acquired 5-inch wafer foundry located in Missouri. Diodes-North America procures and distributes products primarily throughout North America and provides management, warehousing, engineering and logistics support. Diodes-FabTech manufactures silicon wafers for use by Diodes-China as well as for sale to its customer base. The Far East segment includes the operations of Diodes-China (QS-9000 and ISO-14001 certified) in Shanghai, and Diodes-Taiwan (ISO-9000 certified) in Taipei. Diodes-China manufactures product for, and distributes product to, both Diodes-North America and Diodes-Taiwan, as well as to trade customers. Diodes-Taiwan is the Company's Asia-Pacific sales, logistics and distribution center, and procures product from, and distributes product primarily to, customers in Taiwan, Korea, Singapore and Hong Kong, and to Diodes-North America.

        The discrete semiconductor industry, in which the Company competes, has historically been subject to severe pricing pressures. Although manufacturing costs have been falling, excess manufacturing capacity and over-inventory has caused selling prices to fall to a greater extent than manufacturing cost. To compete in this highly competitive industry, in recent years, the Company has committed substantial resources to the development and implementation of two areas of operation: (i) sales and marketing, and (ii) manufacturing. Emphasizing the Company's focus on customer service, additional personnel and programs have been added. In order to meet customers' needs at the design stage of end-product development, the Company has employed additional applications engineers. These applications engineers work directly with customers to assist them in "designing in" the correct products to produce optimum results. Regional sales managers, working closely with manufacturers' representatives and distributors, have also been added in North America and the Far East to help satisfy customers' requirements. In addition, the Company has continued to develop relationships with major distributors who inventory and sell the Company's products. For a description of the Company's manufacturing capacity, see "Manufacturing and Vendors."

        SALES

        The Company's products are sold primarily in North America and the Far East, both directly to end users and through electronic component distributors. Beginning in 1998, the Company has increased the amount of product shipped to larger distributors. Although these sales are significant in terms of total sales dollars and gross margin dollars, they generally are under agreements that resulted in lower gross profit margins for the Company when compared to sales to smaller distributors and OEM customers. As the consolidation of electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to the larger distributors, and thus may result in lower gross profit margins for this sales channel.

        In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech for resale to customers in the Far East. The gross margin percentage on sales of silicon wafers is currently far below that of the Company's standard product line. Initially a complementary service for some customers rather than a focused product line, silicon wafers will now be a focused product line supplied by FabTech to its current customer base, as well as to Diodes-China for use in its manufacturing process. Silicon wafer sales were $4.8 million and $2.2 million, for the three months ended March 31, 2001 and 2000, respectively.

        The Company has recently expanded its Far East sales force to be able to expand sales and more effectively service accounts in Taiwan, Hong Kong, Mainland China and other areas that are positioned for rapid growth. In addition, the Company has initiated a sales organization in Europe to serve the UK, France, Germany, Italy and Israel, among others, and is actively sampling customers and taking orders.

        MANUFACTURING AND VENDORS

        The Company's Far East manufacturing subsidiary, Diodes-China, manufactures product for sale primarily to customers in North America and the Far East. Diodes-China's manufacturing focuses on SOT-23 and SOD-123 products, as well as sub-miniature packages such as SOT-363, SOT-563, and SC-75. These surface-mount devices ("SMD") are much smaller in size and are used primarily in the computer and communication industries, destined for wireless devices, notebook computers, pagers, PCMCIA cards and modems, as well as in consumer products such as garage door transmitters, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand-held devices continue. Although Diodes-China purchases processed silicon wafers from FabTech for use in its manufacturing process, the majority currently are purchased from other wafer vendors. The Company intends to increase the use of FabTech's wafers in Diodes-China's manufacturing processes.

        Since 1997, the Company's manufacturing focus has primarily been in the development and expansion of Diodes-China. To date, the Company and its 5% minority partner have increased property, plant and equipment at the facility to approximately $41.2 million. The equipment expansion allows for the manufacture of additional SOT-23 packaged components as well as other surface-mount packaging, including the smaller SOD packages. As the industry requires manufacturing of smaller and more efficient products that meet the technical requirements of customers seeking to integrate multiple technologies within one package, the Company will continue to increase manufacturing capacity as worldwide demand warrants.

        In addition, the Company will continue its strategic plan of locating alternate sources of its products and raw materials, including those provided by its major suppliers. Alternate sources include, but are not limited to, Diodes-China and other sourcing agreements in place, as well as those in negotiation. The Company anticipates that the effect of the loss of any one of its major suppliers will not have a material adverse effect on the Company's operations, provided that alternate sources remain available. The Company continually evaluates alternative sources of its products to assure its ability to deliver high-quality, cost-effective products.

        FABTECH

        Acquired on December 1, 2000 from Lite-On Semiconductor Corporation ("LSC"), FabTech's wafer foundry is located in Lee's Summit, Missouri. FabTech manufactures primarily 5-inch silicon wafers that are the building blocks for semiconductors. FabTech has full foundry capabilities including processes such as silicon epitaxy, silicon oxidation, photolithography and etching, ion implantation and diffusion, low pressure and plasma enhanced chemical vapor deposition, sputtered and evaporated metal deposition, wafer backgrinding, and wafer probe and ink. LSC owns approximately 37.7% of the outstanding common stock of the Company.

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

        RECENT RESULTS

        Starting in the second half of 1999, and continuing through the first three quarters of 2000, industry demand exceeded industry capacity. In addition, OEM customers and distributors increased their inventory levels. As a result, the Company's gross profit margins reached a peak of 34.4% in the third quarter of 2000.

        As semiconductor manufacturers, including the Company, rapidly invested in plant and equipment to increase their capacity, the semiconductor industry experienced a sharp inventory correction primarily in two key markets, communications and computers. Compounding this inventory correction, economies (primarily the U.S. and the Far East) slowed, causing a sharp decline in sales in the fourth quarter of 2000.

        The excess capacity, combined with the decreased demand and higher customer inventory levels, has continued into 2001. Although the Company's market share has remained stable, market conditions have not improved. Because of this, the Company expects lower gross profit margins until such a time as demand increases and the Company utilizes more of its available manufacturing capacity.

        The impact to earnings is largely attributable to reduced capacity utilization of the Company's manufacturing assets and demand-induced product mix changes, both of which have had a negative impact on gross margins. Due to market conditions, capacity utilization at Diodes-FabTech has decreased 45% as compared to the previous year, while Diodes-China's utilization has decreased 15%.

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

        Although no clear short-term change in market conditions exist, the Company believes that long term it will continue to generate value for shareholders and customers, not just from its expanded Diodes-China manufacturing and FabTech's foundry assets, but also by the addition of a true technology component to the Company. Although market conditions changed just as the new initiative started, the Company will continue to pursue its goal of becoming a total solution provider. This is a multi-year initiative that will increase the Company's ability to serve its customers' needs, while establishing the Company at the forefront of the next generation of discrete technologies.

        TAXES

        The reported income tax rate as a percentage of pretax income differs from the statutory combined federal and state tax rates of approximately 40%. The primary reasons for this difference are; 1) earnings of Diodes-China are currently taxed at 13.5%, and as discussed below, deferred U.S. federal and state income taxes are not provided on these earnings, and 2) deferred income tax benefits at a rate of 37.5% have been recognized on losses incurred at FabTech.

        From 2001 through 2003, the tax rate at Diodes-China is expected to be 13.5% (one-half of the normal tax rate of 27%). The Company, however, has received indications from the local taxing authority in Shanghai that the 0% tax holiday may be extended beyond 2000, but currently, no assurances can be made regarding the preferential tax treatment extension. In addition, it is currently not known whether the taxing authority for the central government of the People's Republic of China ("PRC") will participate in this extended tax holiday arrangement. Based upon expected tax rates in the U.S., Taiwan and China, and the expected profitability of each of the Company's operating entities during the balance of the year, it is anticipated that for 2001 the consolidated provision for income taxes should be in the range of 10% to 20% of pre-tax income.

        In accordance with tax treaty arrangements, the Company receives full credit against its U.S. federal tax liability for corporate taxes paid in Taiwan and China. The repatriation of funds from Taiwan and China to the Company may be subject to state income taxes. In the years ending December 31, 1999 and 2000, Diodes-Taiwan distributed dividends of approximately $1.5 million and $2.6 million, respectively, which is included in federal and state taxable income. Deferred taxes have been provided for all remaining undistributed earnings of Diodes-Taiwan. As of March 31, 2001, accumulated and undistributed earnings of Diodes-China is approximately $19.3 million. The Company has not recorded deferred federal or state tax liabilities (estimated to be $7.8 million) on these earnings since the Company considers its investment in Diodes-China to be permanent.

        Each quarter the Company assesses its position with respect to its investment plans and monetary policies as they relate to the recognition of deferred tax liabilities on the earnings at Diodes-China. At such time the Company plans to cease reinvesting its earnings in Diodes-China, deferred income taxes would be provided on incremental earnings of Diodes-China thereafter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

        The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                                        PERCENTAGE DOLLAR
                                                   PERCENT OF NET SALES                     INCREASE
                                                THREE MONTHS ENDED MARCH 31,               (DECREASE)
                                            -----------------------------------         -----------------
                                                2000                    2001               `00 TO `01
                                            ------------           ------------         -----------------
Net sales                                          100.0%                 100.0%                  (6.2)%
Cost of goods sold                                 (69.2)                 (84.0)                  13.8
                                            ------------           ------------           ------------
Gross profit                                        30.8                   16.0                  (51.2)
Selling, general & administrative
  expenses ("SG&A")                                (16.6)                 (12.4)                 (29.9)
                                            ------------           ------------           ------------
Income from operations                              14.2                    3.6                  (75.9)
Interest expense, net                               (0.6)                  (2.6)                 311.0
Other income                                         0.0                   (0.4)              (1,700.0)
                                            ------------           ------------           ------------
Income before taxes and minority                    13.6                    0.6                  (95.5)
Income taxes                                        (1.8)                   1.7                 (187.2)
Minority interest                                   (0.4)                  (0.3)                 (28.6)
                                            ------------           ------------           ------------
Net income                                          11.4                    2.0                  (83.4)
                                            ============           ============           ============

        The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                            2000                      2001
                                          -----------             -----------
NET SALES                                 $27,437,000             $25,748,000

        Net sales decreased approximately $1.7 million, or 6.2%, for the three months ended March 31, 2001, compared to the same period last year, due primarily to a 6.1% decrease in units sold as a result of excess inventory and decreased demand. Acquired in December 2000, Diodes-FabTech contributed trade sales of $4.7 million in the first quarter of 2001. As the operations of Diodes-FabTech are integrated, the Company plans to increase the use of FabTech wafers in the Company's products, thus decreasing the sales of silicon wafers to trade customers. The Company's average selling price decreased approximately 15%, primarily in the Far East.


                                             2000                    2001
                                          -----------             -----------
COST OF GOODS SOLD                        $19,000,000             $21,627,000
GROSS PROFIT                              $ 8,437,000             $ 4,121,000
GROSS PROFIT MARGIN PERCENTAGE                   30.8%                   16.0%

        Gross profit decreased approximately $4.3 million, or 51.2%, for the three months ended March 31, 2001 compared to the year ago period. Of the $4.3 million decrease, approximately $500,000 was due to the 6.2% decrease in net sales, while $3.8 million was due to the decrease in gross margin percentage from 30.8% to 16.0%. Excess capacity, primarily at Diodes-FabTech, contributed to the decrease in gross margin percentage. The excess capacity, coupled with the decreased demand and higher customer inventory levels, has continued. Although the Company's market share has remained stable, market conditions have not improved. Because of this, the Company expects lower gross profit margins until such a time as demand increases and the Company utilizes more of its available manufacturing capacity.


                                            2000                      2001
                                          -----------             -----------
SG&A                                      $ 4,542,000             $ 3,184,000

        SG&A for the three months ended March 31, 2001 decreased approximately $1.4 million, or 29.9%, compared to the same period last year, due primarily to lower wage and benefits expenses resulting from a 26% work-force reduction which began in the fourth quarter of 2000. SG&A also decreased due to lower marketing expenses and lower sales commissions associated with decreased sales. Lower corporate and administrative expenses, including legal expenses, were partly offset by an increase in goodwill amortization associated with the December 2000 FabTech acquisition. SG&A as a percentage of sales decreased to 12.4% from 16.6% in the comparable period last year.


                                             2000                     2001
                                          -----------             -----------
INTEREST INCOME                           $    52,000             $    66,000
INTEREST EXPENSE                          $   216,000             $   740,000
NET INTEREST EXPENSE                      $   164,000             $   674,000

        Net interest expense for the three months ended March 31, 2001 increased $510,000 versus the same period last year, due primarily to an increased use of the Company's credit facility at higher interest rates. The Company's interest expense is primarily the result of the Company's financing of the FabTech acquisition, as well as the investment in the Diodes-China manufacturing facility. The Company expects interest expense to increase significantly in 2001, compared to 2000, as a result of additional debt, primarily associated with its acquisition of FabTech.

                                             2000                     2001
                                          -----------             -----------
OTHER INCOME (EXPENSE)                    $     6,000             $   (96,000)

        Other expense for the three months ended March 31, 2001 increased approximately $102,000 compared to the same period last year, due primarily to the management incentive associated with the FabTech acquisition. As per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech's management. The agreements provide members of management guaranteed annual compensation as well as contingent compensation based on the annual profitability of FabTech, subject to a maximum annual amount. For the year 2001, the guaranteed commitment is $375,000.

                                             2000                     2001
                                          -----------             -----------
INCOME TAX BENEFIT (PROVISION)            $  (492,000)            $   429,000

        The reported income tax rate as a percentage of pretax income differs from the statutory combined federal and state tax rates of approximately 40%. The primary reasons for this difference are; 1) earnings of Diodes-China are currently taxed at 13.5%, and deferred U.S. federal and state income taxes are not provided on these earnings, and 2) deferred income tax benefits at a rate of 37.5% have been recognized on losses incurred at FabTech.

                                            2000                     2001
                                          -----------             -----------
MINORITY INTEREST IN JOINT VENTURE        $  (105,000)            $   (75,000)

        Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The decrease in the joint venture earnings for the three months ended March 31, 2001 is primarily the result of decreased gross margins due to excess capacity and demand-induced product mix changes, both internally and to external customers. The joint venture investment is eliminated in consolidation of the Company's financial statements, and the activities of Diodes-China are included therein. As of March 31, 2001, the Company had a 95% controlling interest in the joint venture.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

        Cash used by operating activities for the three months ended March 31, 2001 was $637,000 compared to cash used of $1.4 million for the same period in 2000. The primary sources of cash flows from operating activities in 2001 were a decrease in inventories of $5.0 million and depreciation and amortization of $2.1 million. The primary use of cash flows from operating activities in 2001 was a decrease in accounts payable of $2.8 million and a decrease in accrued liabilities of $2.5 million. The primary sources of cash flows from operating activities for the three months ended March 31, 2000 were net income of $3.1 million and an increase in accounts payable of $1.1 million, while the primary uses were a $2.7 million increase in accounts receivable and a $2.3 million increase in inventories. Inventory turns at March 31, 2001 were 3.5 times compared to 2.5 times at December 31, 2000. Accounts receivable days at March 31, 2001 were 73 days compared to 72 days at December 31, 2000. The ratio of the Company's current assets to current liabilities on March 31, 2001 was 1.4 to 1, equal to that as of December 31, 2000.

        Cash used by investing activities for the three months ended March 31, 2001 was $2.8 million, compared to $3.0 million during the same period in 2000. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility.

        Cash provided by financing activities was $2.6 million for the three months ended March 31, 2001, compared to $4.0 million for the same period in 2000. The Company has a $26.5 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million and term commitment notes providing up to $10.0 million for plant expansion and financing the acquisition of FabTech, and $7.6 million for Diodes-China operations. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of March 31, 2001. The Company has extended its working capital line of credit through June 30, 2002, and has obtained an additional $10 million in term commitment notes. As of March 31, 2001, approximately $14.0 million is outstanding under the term note commitment, and the average interest rate on outstanding borrowings was approximately 7.4%.

        Diodes-China operates with two unsecured working capital credit facilities. One credit facility provides for advances of up to $3.0 million while the second credit facility provides for advances of approximately $1.0 million, both with variable interest rates between 5% and 7%.

        The Company, as part of the FabTech acquisition from LSC (its majority shareholder), also has a note payable to LSC for approximately $13.5 million. The unsecured note bears interest at LIBOR plus 1% and is subordinated to the interest of the Company's primary lender.

        The Company has used its credit facility primarily to fund the plant and equipment expansion at Diodes-China, as well as the acquisition of FabTech, and to support its operations. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements.

        Total working capital increased approximately 2.3% to $17.7 million as of March 31, 2001 from $17.3 million as of December 31, 2000. The Company believes that its working capital position will be sufficient for growth opportunities.

        The Company's long-term debt to equity ratio increased to 0.37 at March 31, 2001, from 0.34 at December 31, 2000. The Company's total debt to equity ratio decreased to 0.53 at March 31, 2001, from 0.55 at December 31, 2000. It is anticipated that these ratios may increase as the Company continues to use its credit facilities to fund additional sourcing and manufacturing opportunities.

        As of March 31, 2001, the Company has no material plans or commitments for capital expenditures other than in connection with the expansion at Diodes-China and the Company's implementation of an Oracle Enterprise Resource Planning software package, planned for late 2001. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and, thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share.

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

        FACTORS THAT MAY AFFECT FUTURE RESULTS

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

RISK FACTORS

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

        - difficulties implementing our Oracle Enterprise Resource Planning system;

        - difficulties expanding our operations in the Far East and developing new operations in Europe;

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

        FUTURE ACQUISITIONS

        As part of our business strategy, we expect to review acquisition prospects that would implement our vertical integration strategy or offer other growth opportunities. While we have no current agreements and no active negotiations underway with respect to any acquisitions, we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

        -       use a significant portion of our available cash;

        - issue equity securities, which would dilute current stockholders' percentage ownership;

        -       incur substantial debt;

        - incur or assume contingent liabilities, known or unknown; o incur amortization expenses related to goodwill or other intangibles; and

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

        BACKLOG

        The amount of backlog to be shipped during any period is dependent upon various factors and all orders are subject to cancellation or modification, usually without penalty to the customer. Orders are generally booked from one to twelve months in advance of delivery. The rate of booking new orders can vary significantly from month to month. The Company and the industry as a whole are experiencing a trend towards shorter lead-times (the amount of time between the date a customer places an order and the date the customer requires shipment). The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, the Company believes that the amount of backlog at any date is not meaningful and is not necessarily indicative of actual future shipments. The Company strives to maintain proper inventory levels to support customers' just-in-time order expectations.

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

        SUPPLIERS

        Our manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment on a timely basis from third parties. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. In addition, a significant portion of our total sales is from parts manufactured by outside vendors. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use products, materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some products, materials, parts and equipment. While we believe that alternate suppliers for these products, materials, parts and equipment are available, an interruption could materially impair our operations.

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

        PRODUCT LIABILITY

        One or more of our products may be found to be defective after we have already shipped such products in volume, requiring a product replacement or recall. We may also be subject to product returns which could impose substantial costs and have a material and adverse effect on our business, financial condition and results of operations. Product liability claims may be asserted with respect to our technology or products. Although we currently have product liability insurance, there can be no assurance that we have obtained sufficient insurance coverage, or that we will have sufficient resources, to satisfy all possible product liability claims.

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

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits

                        Exhibit 11       Computation of Earnings Per Share

                        Exhibit 99.22 Press release; Diodes, Inc. Introduces Low Barrier Schottky Rectifier

                        Exhibit 99.23 Press release; Diodes, Inc. Announces Conference Call To Discuss First Quarter FY 2001 Financial Results

                        Exhibit 99.24 Press release; Diodes, Inc. Reports First Quarter 2001 Results


                (b) Reports on Form 8-K

                        None

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)



By:  /s/ Carl Wertz                                   May 11, 2001
------------------------------------
CARL WERTZ
Chief Financial Officer,
Treasurer and Secretary
(Duly Authorized Officer and
Principal Financial and
Chief Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit 11             Computation of Earnings Per Share

Exhibit 99.22          Press release; Diodes, Inc. Introduces
                       Low Barrier Schottky Rectifier

Exhibit 99.23          Press release; Diodes, Inc. Announces Conference
                       Call To Discuss First Quarter FY 2001
                       Financial Results

Exhibit 99.24          Press release; Diodes, Inc. Reports
                       First Quarter 2001 Results