Form 10-Q
period 2001-06-30
DIODES INC /DEL/
filed 2001-08-13
CIK 29002

United States

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from _______ to ________.

Commission file number: 1-5740

DIODES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2039518 (I.R.S. Employer Identification Number)

3050 East Hillcrest Drive Westlake Village, California (Address of principal executive offices)	91362 (Zip code)

(805) 446-4800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [   ]

The number of shares of the registrant’s Common Stock, $0.66 2/3 par value, outstanding as of August 7, 2001 was 9,223,705, including 1,075,672 shares of treasury stock.

PART I — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEET
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
INDEX TO EXHIBITS
EX-10.35
EXHIBIT 11
EXHIBIT 99.25
EXHIBIT 99.26
EXHIBIT 99.27
EXHIBIT 99.28
EXHIBIT 99.29
EXHIBIT 99.30
EXHIBIT 99.31
EXHIBIT 99.32

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS

	December 31,	June 30,
	2000	2001

		(Unaudited)
CURRENT ASSETS

Cash	$4,476,000	$2,867,000

Accounts receivable

Customers	19,723,000	19,267,000

Related parties	615,000	1,467,000

Other	26,000	—

	20,364,000	20,734,000

Less allowance for doubtful receivables	311,000	250,000

	20,053,000	20,484,000

Inventories	31,788,000	23,939,000

Deferred income taxes, current	4,387,000	4,382,000

Prepaid expenses and other current assets	686,000	912,000

Total current assets	61,390,000	52,584,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	45,129,000	47,569,000

DEFERRED INCOME TAXES, non-current	616,000	2,173,000

OTHER ASSETS

Goodwill, net	5,318,000	5,463,000

Other	497,000	459,000

TOTAL ASSETS	$112,950,000	$108,248,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2000	2001

		(Unaudited)
CURRENT LIABILITIES

Line of credit	$7,750,000	$8,055,000

Accounts payable

Trade	10,710,000	6,234,000

Related parties	1,008,000	2,713,000

Accrued liabilities	8,401,000	5,472,000

Income taxes payable	1,370,000	329,000

Current portion of long-term debt

Related party	11,049,000	3,240,000

Other	3,811,000	3,550,000

Total current liabilities	44,099,000	29,593,000

LONG-TERM DEBT, net of current portion
Related party	2,500,000	10,000,000

Other	13,497,000	14,314,000

MINORITY INTEREST IN JOINT VENTURE	1,601,000	1,720,000

STOCKHOLDERS’ EQUITY

Class A convertible preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock — par value $0.66 2/3 per share; 30,000,000 shares authorized; 9,201,704 and 9,222,205 shares issued and outstanding at December 31, 2000 and June 30, 2001, respectively	6,134,000	6,148,000

Additional paid-in capital	7,143,000	7,224,000

Retained earnings	39,758,000	41,031,000

	53,035,000	54,403,000

Less:

Treasury stock — 1,075,672 shares of common stock, at cost	1,782,000	1,782,000

Total stockholders’ equity	51,253,000	52,621,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,950,000	$108,248,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Net sales	$32,600,000	$21,001,000	$60,037,000	$46,749,000

Cost of goods sold	22,111,000	16,957,000	41,111,000	38,584,000

Gross profit	10,489,000	4,044,000	18,926,000	8,165,000

Selling, general and administrative expenses	5,270,000	3,453,000	9,812,000	6,637,000

Income from operations	5,219,000	591,000	9,114,000	1,528,000

Other income (expense)

Interest income	143,000	69,000	195,000	136,000

Interest expense	(372,000)	(570,000)	(588,000)	(1,310,000)

Other	40,000	220,000	46,000	123,000

	(189,000)	(281,000)	(347,000)	(1,051,000)

Income before income taxes and minority interest	5,030,000	310,000	8,767,000	477,000

Income tax benefit (provision)	(535,000)	260,000	(1,027,000)	689,000

Income before minority interest	4,495,000	570,000	7,740,000	1,166,000

Minority interest in joint venture earnings	(175,000)	(45,000)	(280,000)	(119,000)

Net income	$4,320,000	$525,000	$7,460,000	$1,047,000

Earnings per share

Basic	$0.54	$0.06	$0.93	$0.13

Diluted	$0.46	$0.06	$0.81	$0.12

Weighted average shares outstanding

Basic	8,072,885	8,143,318	8,029,413	8,139,501

Diluted	9,340,505	8,896,744	9,250,361	8,970,791

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$7,460,000	$1,047,000

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation and amortization	2,087,000	4,102,000

Minority interest earnings	280,000	119,000

Interest income accrued on advances to vendor	(94,000)	—

Changes in operating assets:

Accounts receivable	(4,511,000)	(431,000)

Inventories	(5,026,000)	7,849,000

Prepaid expenses and other assets	(589,000)	(1,740,000)

Changes in operating liabilities:

Accounts payable	3,420,000	(2,771,000)

Accrued liabilities	207,000	(2,929,000)

Income taxes payable	(160,000)	(1,041,000)

Net cash provided by operating activities	2,742,000	4,205,000

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(5,965,000)	(6,542,000)

Collections on note receivable	162,000	—

Net cash used by investing activities	(5,803,000)	(6,542,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances on line of credit, net	3,392,000	305,000

Net proceeds from the issuance of capital stock	510,000	95,000

Proceeds from (repayments of) long-term obligations	(1,476,000)	247,000

Other	(45,000)	—

Net cash provided by financing activities	2,381,000	647,000

DECREASE IN CASH	(348,000)	(1,690,000)

CASH AT BEGINNING OF PERIOD	3,557,000	4,476,000

CASH AT END OF PERIOD	$3,209,000	$2,867,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest	$393,000	$1,174,000

Income taxes	$1,189,000	$1,904,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included in the interim period. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

          The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Diodes Taiwan Co., Ltd. (“Diodes-Taiwan”), the accounts of Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China”) in which the Company has a 95% interest, and the accounts of FabTech Incorporated (“FabTech” or “Diodes-FabTech”), which the Company acquired in December 2000. All significant intercompany balances and transactions have been eliminated.

NOTE B — Recently Issued Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

          The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect, if any, of these tests will be on the earnings and financial position of the Company. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $288,000 ($0.03 per share) per year, assuming no impairment adjustment.

NOTE C — Inventories

          Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

	December 31,	June 30,
	2000	2001

Finished goods	$18,603,000	$13,346,000

Work-in-progress	2,683,000	1,949,000

Raw materials	10,502,000	8,644,000

	$31,788,000	$23,939,000

NOTE D — Income Taxes

          The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, the Company has recorded a net deferred tax asset of $6.6 million resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and certain expense accruals, which are not currently deductible for income tax purposes.

          The reported income tax rate as a percentage of pretax income differs from the statutory combined federal and state tax rates of approximately 40%. The primary reasons for this difference are; (i) earnings of Diodes-China are currently taxed at approximately 13.5%, and as discussed below, deferred U.S. federal and state income taxes are not provided on these earnings, and (ii) deferred income tax benefits at a rate of 37.5% have been recognized on losses incurred at FabTech.

          As of June 30, 2001, accumulated and undistributed earnings of Diodes-China are approximately $21.1 million. The Company has not recorded a deferred tax liability (estimated to be $8.5 million) on these earnings since the Company considers this investment to be permanent, and has no plans, intentions or obligation to distribute all or part of that amount from China to the United States. The Company will consider the need to provide deferred taxes on future earnings of Diodes-China, as further investment strategies with respect to Diodes-China are determined.

NOTE E — Stock Split

          On July 14, 2000, the Company effected a three-for-two stock split for shareholders of record as of June 28, 2000. All share and per share amounts in the accompanying financial statements reflect the effect of this stock split.

NOTE F — Segment Information

          Information about the Company’s operations in the United States and the Far East are presented below. Items transferred among the Company and its subsidiaries are transferred at prices to recover costs plus an appropriate mark up for profit. Inter-company revenues, profits and assets have been eliminated to arrive at the consolidated amounts.

          Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief decision-making group consists of the President and Chief Executive Officer, the Vice President of Sales and Marketing, the Chief Financial Officer and the Vice President of Far East Operations.

          The Company’s reportable operating segments include the domestic operations (Diodes and FabTech) located in the United States and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; and Diodes-China located in Shanghai, China). Diodes-North America procures and distributes products primarily throughout North America and provides management, warehousing, engineering and logistics support. FabTech, Inc. manufactures and distributes 5-inch silicon wafers primarily to trade customers, as well as for use in the Company’s internal manufacturing processes at Diodes-China. Diodes-Taiwan markets and sells discrete semiconductor devices throughout the Far East and to Diodes Incorporated. Diodes-China manufactures discrete semiconductor devices for sale to Diodes Incorporated, Diodes-Taiwan and third-party customers in the Far East.

Three Months Ended			Consolidated
June 30, 2000	Far East	North America	Segments

Total sales	$28,467,000	$18,485,000	$46,952,000

Inter-segment sales	(13,596,000)	(756,000)	(14,352,000)

Net sales	$14,871,000	$17,729,000	$32,600,000

Depreciation and amortization	$1,017,000	$72,000	$1,089,000

Operating income	$5,556,000	$(337,000)	$5,219,000

Assets	$52,568,000	$23,427,000	$75,995,000

Capital expenditures	$2,946,000	$(22,000)	$2,924,000

Three Months Ended			Consolidated
June 30, 2001	Far East	North America	Segments

Total sales	$16,255,000	$13,017,000	$29,272,000

Inter-segment sales	(6,826,000)	(1,445,000)	(8,271,000)

Net sales	$9,429,000	$11,572,000	$21,001,000

Depreciation and amortization	$1,440,000	$579,000	$2,019,000

Operating income	$838,000	$(248,000)	$590,000

Assets	$62,913,000	$45,335,000	$108,248,000

Capital expenditures	$3,094,000	$647,000	$3,741,000

Six Months Ended			Consolidated
June 30, 2000	Far East	North America	Segments

Total sales	$50,780,000	$34,176,000	$84,956,000

Inter-segment sales	(23,494,000)	(1,425,000)	(24,919,000)

Net sales	$27,286,000	$32,751,000	$60,037,000

Depreciation and amortization	$1,920,000	$167,000	$2,087,000

Operating income	$9,611,000	$(497,000)	$9,114,000

Assets	$52,568,000	$23,427,000	$75,995,000

Capital expenditures	$5,545,000	$421,000	$5,966,000

Six Months Ended			Consolidated
June 30, 2001	Far East	North America	Segments

Total sales	$32,981,000	$29,144,000	$62,125,000

Inter-segment sales	(13,599,000)	(1,777,000)	(15,376,000)

Net sales	$19,382,000	$27,367,000	$46,749,000

Depreciation and amortization	$2,931,000	$1,171,000	$4,102,000

Operating income	$3,289,000	$(1,762,000)	$1,527,000

Assets	$62,913,000	$45,335,000	$108,248,000

Capital expenditures	$5,479,000	$1,063,000	$6,542,000

Item 2 — Management’s Discussion and Analysis
of Financial Condition and Results of Operations

          Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Factors That May Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act.

General

          Diodes Incorporated (the “Company”) is a manufacturer and distributor of high-quality discrete semiconductor devices to leading manufacturers in the communications, computer, industrial, consumer electronics and automotive industries, and to distributors of electronic components. The Company’s products include small signal transistors and MOSFETs, transient voltage suppressors (TVSs), zeners, diodes, rectifiers and bridges, as well as silicon wafers used in manufacturing these products.

          For financial reporting purposes, the Company is deemed to engage in two industry segments: North America and the Far East. Both segments focus on discrete semiconductor devices. The North American segment includes the corporate offices in California (“Diodes-North America”) as well as FabTech, Inc. (“FabTech” or “Diodes-FabTech”), the newly acquired 5-inch wafer foundry located in Missouri. Diodes-North America procures and distributes products primarily throughout North America and provides management, warehousing, engineering and logistics support. Diodes-FabTech manufactures silicon wafers for use by Diodes-China as well as for sale to its customer base. The Far East segment includes the operations of Diodes-China (QS-9000 and ISO-14001 certified) in Shanghai, and Diodes-Taiwan (ISO-9000 certified) in Taipei. Diodes-China manufactures product for, and distributes product to, both Diodes-North America and Diodes-Taiwan, as well as to trade customers. Diodes-Taiwan is the Company’s Asia-Pacific sales, logistics and distribution center, and procures product from, and distributes product primarily to, customers in Taiwan, Korea, Singapore and Hong Kong, and to Diodes-North America.

          The discrete semiconductor industry, in which the Company competes, has historically had periods of severe pricing pressures. Although manufacturing costs have been falling, excess manufacturing capacity and over-inventory has caused selling prices to fall to a greater extent than manufacturing cost. To compete in this highly competitive industry, in recent years, the Company has committed substantial resources to the development and implementation of two areas of operation: (i) sales and marketing, and (ii) manufacturing. Emphasizing the Company’s focus on customer service, additional personnel and programs have been added. In order to meet customers’ needs at the design stage of end-product development, the Company has employed additional applications engineers. These applications engineers work directly with customers to assist them in “designing in” the correct products to produce optimum results. Regional sales managers, working closely with manufacturers’ representatives and distributors, have also been added in North America and the Far East to help satisfy customers’ requirements. In addition, the Company has continued to develop relationships with major distributors who inventory and sell the Company’s products. For a description of the Company’s manufacturing capacity, see “Manufacturing and Vendors.”

     Sales

          The Company’s products are sold primarily in North America and the Far East, both directly to end users and through electronic component distributors. Beginning in 1998, the Company has increased the amount of product shipped to larger distributors. Although these sales are significant in terms of total sales dollars and gross margin dollars, they generally are under agreements that resulted in lower gross profit margins for the Company when compared to sales to smaller distributors and OEM customers. As the consolidation of electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to the larger distributors, and thus may result in lower gross profit margins for this sales channel.

          In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech for resale to customers in the Far East. The gross margin percentage on sales of silicon wafers is currently far below that of the Company’s standard product line. Initially a complementary service for some customers rather than a focused product line, silicon wafers will now be a focused product line supplied by FabTech to its current customer base, as well as to Diodes-China for use in its manufacturing process. Silicon wafer sales were $3.1 million and $2.7 million, for the three months ended June 30, 2001 and 2000, respectively, and $7.9 million and $4.9 million for the six months ended June 30, 2001 and 2000, respectively.

          The Company has recently expanded its Far East sales force to be able to expand sales and to more effectively service accounts in Taiwan, Hong Kong, Mainland China and other areas that are positioned for rapid growth. In addition, the Company has initiated a sales team in Europe to serve the UK, France, Germany, Italy and Israel, among others, and is actively sampling customers and taking orders.

     Manufacturing and Vendors

          The Company’s Far East manufacturing subsidiary, Diodes-China, manufactures product for sale primarily to customers in North America and the Far East. Diodes-China’s manufacturing focuses on miniature surface- mount packages for diodes and transistors, starting with single chip implementations and adding multi-chip packaging to meet custom requirements reducing the space required in end equipment. These surface-mount devices (“SMD”) are much smaller in size and are used primarily in the computer and communication industries, destined for wireless devices, notebook computers, pagers, PCMCIA cards and modems, as well as in consumer products such as garage door transmitters and other electronic devices. Diodes-China’s state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand-held devices continue. Currently, Diodes-China is operating at approximately 45-50% of capacity, and reporting an operating profit. Although Diodes-China purchases processed silicon wafers from FabTech for use in its manufacturing process, the majority currently are purchased from other wafer vendors. The Company intends to increase the use of FabTech’s wafers in Diodes-China’s manufacturing processes.

          Since 1997, the Company’s manufacturing focus has primarily been in the development and expansion of Diodes-China. To date, the Company and its 5% minority partner have increased property, plant and equipment at the facility to approximately $44.3 million. The equipment expansion allows for the manufacture of additional SOT-23 packaged components as well as other surface-mount packaging, including the smaller SOD packages. As the industry requires manufacturing of smaller and more efficient products that meet the technical requirements of customers seeking to integrate multiple technologies within one package, the Company will continue to increase manufacturing capacity as worldwide demand warrants.

          In addition, the Company will continue its strategic plan of locating alternate sources of its products and raw materials, including those provided by its major suppliers. Alternate sources include, but are not limited to sourcing agreements in place, as well as those in negotiation. The Company anticipates that the effect of the loss of any one of its major suppliers will not have a material adverse effect on the Company’s operations, provided that alternate sources remain available. The Company continually evaluates alternative sources of its products to assure its ability to deliver high-quality, cost-effective products.

     FabTech

          Acquired on December 1, 2000 from Lite-On Semiconductor Corporation (“LSC”), FabTech’s wafer foundry is located in Lee’s Summit, Missouri. As of June 30, 2001, LSC owns approximately 37.6% of the outstanding Common Stock of the Company. FabTech manufactures primarily 5-inch silicon wafers (the building blocks for semiconductors) that are used to make Schottky diodes and rectifiers. FabTech has full foundry capabilities including processes such as silicon epitaxy, silicon oxidation, photolithography and etching, ion implantation and diffusion, low pressure and plasma enhanced chemical vapor deposition, sputtered and evaporated metal deposition, wafer backgrinding, and wafer probe and ink.

          FabTech purchases polished silicon wafers, and then by using the various technologies listed above, in conjunction with many chemicals and gases, fabricates several layers on the wafers, including epitaxial silicon, ion implants, dielectrics, and metals, with various patterns. Depending upon these layers and the die size (which is determined during the photolithography process and completed at the customer’s packaging site where the wafer is sawed into square or rectangular die), wafers, with different types of diodes with various currents, voltages, and switching speeds, are produced. Currently, Diodes-FabTech is operating at approximately 30-35% of capacity and reporting an operating loss.

          The FabTech purchase price consisted of approximately $6 million in cash and an earnout of up to $30 million over a four-year period if FabTech meets specified earnings targets. As of June 30, 2001, it is unlikely these specified earning targets would be met for 2001. In addition, FabTech is obligated to repay an aggregate of approximately $19 million, consisting of (i) approximately $13.6 million payable, together with interest at LIBOR plus 1%, to LSC through March 31, 2002, (ii) approximately $2.6 million payable, together with interest at LIBOR plus 1.1%, to the Company through February 28, 2001 and (iii) approximately $3.0 million payable to a financial institution, which amount was repaid on December 4, 2000 with the proceeds of a capital contribution by the Company. The acquisition was financed internally and through bank credit facilities.

          The Company has recently re-negotiated its obligation to LSC. The new terms consist of a monthly payment of approximately $500,000 plus interest accrued (based upon LIBOR plus 1.0%) per month beginning in July 2001 for the remainder of the year, followed by the remaining balance of $10,000,000 payable in 24 equal monthly installments, together with interest at the rate of LIBOR plus 2.0%, commencing on July 31, 2002. Accrued interest on the $10,000,000 will be paid monthly beginning in July 2001.

     Recent Results

          Starting in the second half of 1999, and continuing through the first three quarters of 2000, industry demand exceeded industry capacity. In addition, OEM customers and distributors increased their inventory levels. As a result, the Company’s gross profit margins reached a peak of 34.4% in the third quarter of 2000.

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

          The excess capacity, combined with the decreased demand and higher customer inventory levels, has continued into 2001. Although the Company’s market share has remained stable, market conditions have not improved. Because of this, the Company expects lower gross profit margins until such a time as demand increases and the Company utilizes more of its available manufacturing capacity.

          The impact to earnings is largely attributable to lower unit sales, pricing pressures, reduced capacity utilization of the Company’s manufacturing assets and demand-induced product mix changes, all which have had a negative impact on gross margins. Due to market conditions, capacity utilization at Diodes-FabTech has decreased 45% as compared to the previous year, while Diodes-China’s utilization has decreased 35%. Gross margins increased from 16.0% in the first quarter of 2001, to 19.3% in the second quarter of 2001, primarily due to reduced fixed costs and manufacturing yield improvements at Diodes-FabTech.

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

          Although no clear short-term change in market conditions exist, the Company believes that long-term it will continue to generate value for shareholders and customers, not just from its expanded Diodes-China manufacturing and FabTech’s foundry assets, but also by the addition of a true technology component to the Company. Although market conditions changed just as the new initiative started, the Company will continue to pursue its goal of becoming a total solution provider. This is a multi-year initiative that will increase the Company’s ability to serve its customers’ needs, while establishing the Company at the forefront of the next generation of discrete technologies.

     Taxes

          The reported income tax rate as a percentage of pretax income differs from the statutory combined federal and state tax rates of approximately 40%. The primary reasons for this difference are; 1) earnings of Diodes-China are currently taxed at approximately 13.5%, and as discussed below, deferred U.S. federal and state income taxes are not provided on these earnings, and 2) deferred income tax benefits at a rate of 37.5% have been recognized on losses incurred at FabTech.

          From 2001 through 2003, the tax rate at Diodes-China is expected to be approximately 13.5% (one-half of the normal tax rate of 27%). The Company, however, has received indications from the local taxing authority in Shanghai that the 0% tax holiday may be extended beyond 2000, but currently, no assurances can be made regarding the preferential tax treatment extension. In addition, it is currently not known whether the taxing authority for the central government of the People’s Republic of China (“PRC”) will participate in this extended tax holiday arrangement. As of June 30, 2001, Diodes-China has recorded an offsetting tax credit, as the Company believes it will recover the tax expense. Based upon expected tax rates in the U.S., Taiwan and China, and the expected profitability of each of the Company’s operating entities during the balance of the year, it is anticipated that for 2001 the consolidated provision for income taxes should be in the range of 10% to 20% of pre-tax income.

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

          As of June 30, 2001, accumulated and undistributed earnings of Diodes-China are approximately $21.1 million. The Company has not recorded deferred federal or state tax liabilities (estimated to be $8.5 million) on these earnings since the Company considers its investment in Diodes-China to be permanent, and has no plans, intentions or obligation to distribute all or part of that amount from China to the United States.

          Each quarter the Company assesses its position with respect to its investment plans and monetary policies as they relate to the recognition of deferred tax liabilities on the earnings at Diodes-China. At such time the Company plans to cease reinvesting its earnings in Diodes-China, deferred income taxes would be provided on incremental earnings of Diodes-China thereafter.

Results of Operations for the Three Months Ended June 30, 2000 and 2001

          The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

			Percentage Dollar
	Percent of Net Sales		Increase
	Three Months Ended June 30,		(Decrease)

	2000	2001	'00 to '01

Net sales	100.0%	100.0%	(35.6)%

Cost of goods sold	(67.8)	(80.7)	(23.3)

Gross profit	32.2	19.3	(61.4)

Selling, general & administrative expenses (“SG&A”)	(16.2)	(16.5)	(34.5)

Income from operations	16.0	2.8	(88.7)

Interest expense, net	(0.7)	(2.4)	118.8

Other income	0.1	1.1	(450.0)

Income before taxes and minority	15.4	1.5	(93.8)

Income taxes	(1.6)	1.2	(148.6)

Income before minority interest	13.8	2.7	(87.3)

Minority interest	(0.5)	(0.2)	(74.3)

Net income	13.3	2.5	(87.8)

          The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2000	2001

Net Sales	$32,600,000	$21,001,000

          Net sales decreased approximately $11.6 million, or 35.6%, for the three months ended June 30, 2001, compared to the same period last year, due primarily to a 18.7% decrease in units sold as a result of decreased demand attributable to a slowing economy, excess customer inventory, and the resulting price pressures. The Company’s average selling price decreased approximately 32% from the same three-month period last year, primarily in the Far East. Acquired in December 2000, Diodes-FabTech contributed trade sales of $2.9 million in the second quarter of 2001. As the operations of Diodes-FabTech are integrated, the Company plans to increase the use of FabTech wafers in the Company’s products.

	2000	2001

Cost of Goods Sold	$22,111,000	$16,957,000

Gross Profit	$10,489,000	$4,044,000

Gross Profit Margin Percentage	32.2%	19.3%

          Gross profit decreased approximately $6.4 million, or 61.4%, for the three months ended June 30, 2001 compared to the year ago period. Of the $6.4 million decrease, approximately $3.7 million was due to the 35.6% decrease in net sales, while $2.7 million was due to the decrease in gross margin percentage from 32.2% to 19.3%. Excess manufacturing capacity and lower prices contributed to the decrease in gross margin percentage. The excess capacity, coupled with the decreased demand and higher customer inventory levels, has continued. Although the Company’s market share has remained stable, market conditions have not improved. Because of this, the Company expects lower gross profit margins until such a time as demand increases and the Company utilizes more of its available manufacturing capacity.

	2000	2001

SG&A	$5,270,000	$3,453,000

          SG&A for the three months ended June 30, 2001 decreased approximately $1.8 million, or 34.5%, compared to the same period last year, due primarily to lower sales commissions associated with the 35.6% decrease in sales, and lower wage and benefits expenses resulting from a work-force reduction which began in the fourth quarter of 2000. SG&A also decreased due to lower corporate and administrative expenses, partly offset by the inclusion of SG&A expenses and goodwill amortization, both associated with the December 2000 FabTech acquisition. SG&A as a percentage of sales increased to 16.4% from 16.2% in the comparable period last year, due to lower sales.

	2000	2001

Interest Income	$143,000	$69,000

Interest Expense	$372,000	$570,000

Net Interest Expense	$229,000	$501,000

          Net interest expense for the three months ended June 30, 2001 increased $272,000 versus the same period last year, due primarily to an increase in the Company’s total debt. The Company’s interest expense is primarily the result of the Company’s financing of the FabTech acquisition, as well as the investment in the Diodes-China manufacturing facility. The Company expects interest expense to increase significantly in 2001, compared to 2000, as a result of the additional debt, primarily associated with its acquisition of FabTech.

	2000	2001

Other Income (Expense)	$40,000	$220,000

          Other income for the three months ended June 30, 2001 increased approximately $180,000 compared to the same period last year, due primarily to rental income generated by FabTech for the use of its testing facilities, partly offset by management incentives associated with the FabTech acquisition. As per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech’s management. The agreements provide members of management guaranteed annual compensation as well as contingent compensation based on the annual profitability of FabTech, subject to a maximum annual amount. For the year 2001, the guaranteed commitment is $375,000.

	2000	2001

Income Tax Benefit (Provision)	$(535,000)	$260,000

          The reported income tax rate as a percentage of pretax income differs from the statutory combined federal and state tax rates of approximately 40%. The primary reasons for this difference are: 1) earnings of Diodes-China are currently taxed at 13.5% and deferred U.S. federal and state income taxes are not provided on these earnings, and 2) deferred income tax benefits at a rate of 37.5% have been recognized on losses incurred at FabTech.

	2000	2001

Minority Interest in Joint Venture	$(175,000)	$(45,000)

          Minority interest in joint venture represents the minority investor’s share of the Diodes-China joint venture’s income for the period. The decrease in the joint venture earnings for the three months ended June 30, 2001 is primarily the result of decreased gross margins due to excess capacity and demand-induced product mix changes, both internally and to external customers. The joint venture investment is eliminated in consolidation of the Company’s financial statements, and the activities of Diodes-China are included therein. As of June 30, 2001, the Company had a 95% controlling interest in the joint venture.

Results of Operations for the Six Months Ended June 30, 2000 and 2001

          The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

			Percentage Dollar
	Percent of Net Sales		Increase
	Six Months Ended June 30,		(Decrease)

	2000	2001	'00 to '01

Net sales	100.0%	100.0%	(22.1)%

Cost of goods sold	(68.5)	(82.5)	(6.1)

Gross profit	31.5	17.5	(56.9)

Selling, general & administrative expenses (“SG&A”)	(16.3)	(14.2)	(32.4)

Income from operations	15.2	3.3	(83.2)

Interest expense, net	(0.6)	(2.5)	198.7

Other income	0.0	0.2	167.4

Income before taxes and minority	14.6	1.0	(94.6)

Income taxes	(1.7)	1.5	(167.1)

Income before minority interest	12.9	2.5	(84.9)

Minority interest	(0.5)	(0.3)	(57.5)

Net income	12.4	2.2	(86.0)

          The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2000	2001

Net Sales	$60,037,000	$46,749,000

          Net sales decreased approximately $13.3 million, or 22.1%, for the six months ended June 30, 2001, compared to the same period last year, due primarily to a 12.7% decrease in units sold as a result of decreased demand attributable to a slowing economy, excess customer inventory, and the resulting price pressures. The Company’s average selling price decreased approximately 25% from the same six-month period last year, primarily in the Far East. Acquired in December 2000, Diodes-FabTech contributed trade sales of $7.7 million in the first half of 2001. As the operations of Diodes-FabTech are integrated, the Company plans to increase the use of FabTech wafers in the Company’s products.

	2000	2001

Cost of Goods Sold	$41,111,000	$38,584,000

Gross Profit	$18,926,000	$8,165,000

Gross Profit Margin Percentage	31.5%	17.5%

          Gross profit decreased approximately $10.8 million, or 56.9%, for the six months ended June 30, 2001 compared to the year ago period. Of the $10.8 million decrease, approximately $4.2 million was due to the 22.1% decrease in net sales, while $6.6 million was due to the decrease in gross margin percentage from 31.5% to 17.5%. Excess manufacturing capacity and lower prices contributed to the decrease in gross margin percentage. The excess capacity, coupled with the decreased demand and higher customer inventory levels, has continued. Although the Company’s market share has remained stable, market conditions have not improved. Because of this, the Company expects lower gross profit margins until such a time as demand increases and the Company utilizes more of its available manufacturing capacity.

	2000	2001

SG&A	$9,812,000	$6,637,000

          SG&A for the six months ended June 30, 2001 decreased approximately $3.2 million, or 32.4%, compared to the same period last year, due primarily to lower sales commissions associated with the 22.1% decrease in sales, and lower wage and benefits expenses resulting from a work-force reduction which began in the fourth quarter of 2000. SG&A also decreased due to lower corporate and administrative expenses, partly offset by the inclusion of SG&A expenses and goodwill amortization, both associated with the December 2000 FabTech acquisition. SG&A as a percentage of sales decreased to 14.2% from 16.3% in the comparable period last year.

	2000	2001

Interest Income	$195,000	$136,000

Interest Expense	$588,000	$1,310,000

Net Interest Expense	$393,000	$1,174,000

          Net interest expense for the six months ended June 30, 2001 increased $781,000 versus the same period last year, due primarily to an increase in the Company’s total debt. The Company’s interest expense is primarily the result of the Company’s financing of the FabTech acquisition, as well as the investment in the Diodes-China manufacturing facility. The Company expects interest expense to increase significantly in 2001, compared to 2000, as a result of the additional debt, primarily associated with its acquisition of FabTech.

	2000	2001

Other Income (Expense)	$46,000	$123,000

          Other income for the six months ended June 30, 2001 increased approximately $77,000 compared to the same period last year, due primarily to rental income generated by FabTech for the use of its testing facilities, partly offset by management incentives associated with the FabTech acquisition. As per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech’s management. The agreements provide members of management guaranteed annual compensation as well as contingent compensation based on the annual profitability of FabTech, subject to a maximum annual amount. For the year 2001, the guaranteed commitment is $375,000.

	2000	2001

Income Tax Benefit (Provision)	$(1,027,000)	$689,000

          The reported income tax rate as a percentage of pretax income differs from the statutory combined federal and state tax rates of approximately 40%. The primary reasons for this difference are: 1) earnings of Diodes-China are currently taxed at 13.5% and deferred U.S. federal and state income taxes are not provided on these earnings, and 2) deferred income tax benefits at a rate of 37.5% have been recognized on losses incurred at FabTech.

	2000	2001

Minority Interest in Joint Venture	$(280,000)	$(119,000)

          Minority interest in joint venture represents the minority investor’s share of the Diodes-China joint venture’s income for the period. The decrease in the joint venture earnings for the six months ended June 30, 2001 is primarily the result of decreased gross margins due to excess capacity and demand-induced product mix changes, both internally and to external customers. The joint venture investment is eliminated in consolidation of the Company’s financial statements, and the activities of Diodes-China are included therein. As of June 30, 2001, the Company had a 95% controlling interest in the joint venture.

Financial Condition

     Liquidity and Capital Resources

          Cash provided by operating activities for the six months ended June 30, 2001 was $4.2 million compared to $2.7 million for the same period in 2000. The primary sources of cash flows from operating activities in 2001 were a decrease in inventories of $7.8 million and depreciation and amortization of $4.1 million. The primary use of cash flows from operating activities in 2001 was a decrease in accrued liabilities of $2.9 million and a decrease in accounts payable of $2.8 million. The primary sources of cash flows from operating activities for the six months ended June 30, 2000 were net income of $7.5 million and an increase in accounts payable of $3.4 million, while the primary uses were a $5.0 million increase in inventories and a $4.5 million increase in accounts receivable. Inventory turns at June 30, 2001 were 3.1 times compared to 2.5 times at December 31, 2000. Accounts receivable days at June 30, 2001 were 84 days compared to 72 days at December 31, 2000. The ratio of the Company’s current assets to current liabilities on June 30, 2001 was 1.8 to 1, compared to 1.4 to 1 at December 31, 2000.

          Cash used by investing activities for the six months ended June 30, 2001 was $6.5 million, compared to $5.8 million during the same period in 2000. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility.

          Cash provided by financing activities was $647,000 for the six months ended June 30, 2001, compared to $2.4 million for the same period in 2000. The Company has a $26.5 million credit facility with a major bank consisting of: a working capital line of credit up to $9 million and term commitment notes providing up to $10.0 million for plant expansion and financing the acquisition of FabTech, and $7.5 million for Diodes-China operations. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. Fixed borrowings require fixed principal plus interest payments for sixty months thereafter. The agreement has certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of June 30, 2001. As of June 30, 2001, approximately $15.6 million is outstanding under the term note commitment, and the average interest rate on outstanding borrowings was approximately 6.0%.

          Diodes-China operates with two unsecured working capital credit facilities. One credit facility provides for advances of up to $4.0 million while the second credit facility provides for advances of approximately $1.0 million, both with variable interest rates between 4.8% and 5.6%.

          The Company, as part of the FabTech acquisition from LSC (its majority shareholder), also has an unsecured note payable to LSC for approximately $13.2 million. The Company has recently re-negotiated its obligation to LSC. The new terms consist of a monthly payment of approximately $500,000 plus interest accrued (based upon LIBOR plus 1.0%) per month beginning in July 2001 for the remainder of the year, followed by the remaining balance of $10,000,000 payable in 24 equal monthly installments, together with interest at the rate of LIBOR plus 1.5%, commencing on July 31, 2002. Accrued interest on the $10,000,000 will be paid monthly beginning in July 2001. The unsecured note is subordinated to the interest of the Company’s primary lender.

          The Company has used its credit facility primarily to fund the plant and equipment expansion at Diodes-China, as well as the acquisition of FabTech, and to support its operations. The Company believes that the continued availability of this credit facility, together with internally generated funds, will be sufficient to meet the Company’s currently foreseeable operating cash requirements.

          Total working capital increased approximately 32.9% to $23.0 million as of June 30, 2001 from $17.3 million as of December 31, 2000. The Company believes that its working capital position will be sufficient for growth opportunities.

          The Company’s long-term debt to equity ratio decreased to 0.59 at June 30, 2001, from 0.60 at December 31, 2000. The Company’s total debt to equity ratio decreased to 1.06 at June 30, 2001, from 1.20 at December 31, 2000. It is anticipated that these ratios may increase should the Company use its credit facilities to fund additional sourcing and manufacturing opportunities.

          As of June 30, 2001, the Company has no material plans or commitments for capital expenditures other than in connection with market-driven expansion at Diodes-China and the Company’s implementation of an Oracle Enterprise Resource Planning software package, planned for late 2001. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and, thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share.

Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

          Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act.

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

Risk Factors

     Vertical Integration

          We are in the process of vertically integrating our business. Key elements of this strategy include (i) expanding our manufacturing capacity, (ii) establishing wafer foundry and research and development capability through the acquisition of FabTech and (iii) establishing sales, marketing, product development, package development and assembly/testing operations in company-owned facilities or through the acquisition of established contractors. We have a limited history upon which an evaluation of the prospects of our vertical integration strategy can be based. There are certain risks associated with our vertical integration strategy, including:

•	difficulties associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories and limitations on the flexibility of controlling overhead;

•	difficulties implementing our Oracle Enterprise Resource Planning system;

•	difficulties expanding our operations in the Far East and developing new operations in Europe;

•	difficulties developing and implementing a successful research and development team; and

•	difficulties developing proprietary technology.

     Economic Conditions

          The discrete segment of the semiconductor industry is highly cyclical, and the value of our business may decline during the “down” portion of these cycles. During recent years, we, as well as many others in our industry, experienced significant declines in the pricing of, as well as demand for, our products and lower facilities utilization. The market for discrete semiconductors may experience renewed, possibly more severe and prolonged, downturns in the future. The markets for our products depend on continued demand in the communications, computer, industrial, consumer electronic and automotive markets, and these end-markets may experience changes in demand that could adversely affect our operating results and financial condition.

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

     Foreign Operations

          We expect revenues from foreign markets to continue to represent a significant portion of our total revenues. In addition, we maintain facilities or contracts with entities in the Philippines, Taiwan, Germany, Japan, England, India, and China, among others. There are risks inherent in doing business internationally, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions; transportation delays; work stoppages; economic and political instability;

•	changes in import/export regulations, tariffs and freight rates;

•	difficulties in collecting receivables and enforcing contracts generally; and

•	currency exchange rate fluctuations.

     Variability of Quarterly Results

          We have experienced, and expect to continue to experience, a substantial variation in net sales and operating results from quarter to quarter. We believe that the factors, which influence this variability of quarterly results, include:

•	general economic conditions in the countries where we sell our products;

•	seasonality and variability in the computer and communications market and our other end markets;

•	the timing of our and our competitors’ new product introductions;

•	product obsolescence;

•	the scheduling, rescheduling and cancellation of large orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	our ability to develop new process technologies and achieve volume production at our fabrication facilities;

•	changes in manufacturing yields;

•	adverse movements in exchange rates, interest rates or tax rates; and

•	the availability of adequate supply commitments from our outside suppliers or subcontractors.

          Accordingly, a comparison of the Company’s results of operations from period to period is not necessarily meaningful and the Company’s results of operations for any period are not necessarily indicative of future performance.

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

     Future Acquisitions

          As part of our business strategy, we expect to review acquisition prospects that would implement our vertical integration strategy or offer other growth opportunities. While we have no current agreements and no active negotiations underway with respect to any acquisitions, we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown;

•	incur amortization expenses related to goodwill or other intangibles; and

•	incur large, immediate accounting write-offs.

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

     Integration of Acquisitions

          During fiscal year 2000, we acquired FabTech. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating our new product and process development;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	diversion of management’s attention from other business concerns; and

•	adverse effects on existing business relationships with customers.

     Backlog

          The amount of backlog to be shipped during any period is dependent upon various factors and all orders are subject to cancellation or modification, usually without penalty to the customer. Orders are generally booked from one to twelve months in advance of delivery. The rate of booking new orders can vary significantly from month to month. The Company and the industry as a whole are experiencing a trend towards shorter lead-times (the amount of time between the date a customer places an order and the date the customer requires shipment). The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, the Company believes that the amount of backlog at any date is not meaningful and is not necessarily indicative of actual future shipments. The Company strives to maintain proper inventory levels to support customers’ just-in-time order expectations.

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

     Downward Price Trends

          Our industry is intensely competitive and prices for existing products tend to decrease steadily over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of using our parts. To remain competitive, we must achieve continuous cost reductions through process and product improvements. We must also be in a position to minimize our customers’ shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. Our growth and the profit margins of our products will suffer if our competitors are more successful in reducing the total cost to customers of their products than we are.

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

PART II — OTHER INFORMATION

     Item 1. Legal Proceedings

          There are no matters to be reported under this heading.

     Item 2. Changes in Securities

          There are no matters to be reported under this heading.

     Item 3. Defaults Upon Senior Securities

          There are no matters to be reported under this heading.

     Item 4. Submission of Matters to a Vote of Security Holders

          The Company submitted to a vote of its security holders at an annual meeting of shareholders on June 11, 2001, the election of members of the Board of Directors. The directors were each elected to serve until the 2002 annual meeting or until their successors are elected and have qualified. The results of the tabulation for each nominee for director of the Company is as follows:

C.H. Chen,	For:	7,086,669

Director	Withheld:	732,441

Michael R. Giordano,	For:	7,372,101

Director	Withheld:	447,009

Keh-Shew Lu,	For:	7,390,631

Director	Withheld:	428,479

M.K. Lu,	For:	7,390,701

Director	Withheld:	428,409

Shing Mao,	For:	7,374,001

Director	Withheld:	445,109

Leonard M. Silverman,	For:	7,392,101

Director	Withheld:	427,009

Raymond Soong,	For:	7,373,951

Director	Withheld:	445,159

John M. Stich,	For:	7,392,051

Director	Withheld:	427,059

          The Company submitted to a vote of its security holders at an annual meeting of shareholders on June 11, 2001, an approval of the Company’s 2001 Omnibus Equity Incentive Plan. The result of the tabulation was 3,567,438 shares voted in favor of the proposal, 1,724,569 shares voted against, 17,761 abstained from voting on the proposal, and 2,509,341 were broker non-votes.

          The Company also submitted to a vote of its security holders at an annual meeting of shareholders on June 11, 2001, the appointment of Moss Adams LLP as the Company’s independent certified public accountants for the fiscal year ending December 31, 2002. The result of the tabulation was 7,772,579 shares voted in favor of the proposal, 35,612 shares voted against, and 10,919 abstained from voting on the proposal. No broker non-votes with respect to this proposal were received.

     Item 5. Other Information

          The proxy materials for the 2001 annual meeting of stockholders held on June 11, 2001 were mailed to stockholders of the Company on April 30, 2001. Under certain circumstances, stockholders are entitled to present proposals at stockholder meetings. Any such proposal to be included in the proxy statement for the 2002 annual meeting of stockholders must be received at the Company’s executive offices at 3050 East Hillcrest Drive, Westlake Village, California, 91362, addressed to the attention of the Corporate Secretary by January 4, 2002 in a form that complies with applicable regulations. Recently, the Securities and Exchange Commission amended its rule governing a company’s ability to use discretionary proxy authority with respect to stockholder proposals which were not submitted by the stockholders in time to be included in the proxy statement. As a result of that rule change, in the event a stockholder proposal is not submitted to the Company prior to March 15, 2002, the proxies solicited by the Board of Directors for the 2002 annual meeting of stockholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2002 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.

     Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

Exhibit 10.35	Amended and Restated Subordinated Promissory Note between FabTech, Inc. and Lite-On Semiconductor Corp.

Exhibit 11	Computation of Earnings Per Share

Exhibit 99.25	Press release: Diodes Incorporated Expands into European Market

Exhibit 99.26	Press release: Diodes Incorporated Appoints Dr. Keh-Shew Lu to Board of Directors

Exhibit 99.27	Press release: Diodes Incorporated Ranked Among Fortune’s Fastest Growing Small Businesses

Exhibit 99.28	Press release: Diodes, Inc. Announces Conference Call to Discuss Second Quarter Financial Results

Exhibit 99.29	Press release: Diodes, Inc. Reports Second Quarter 2001 Results

Exhibit 99.30	Press release: Diodes Incorporated Ranked Among Fortune’s Fastest Growing Small Businesses

Exhibit 99.31	Press release: Diodes Incorporated Among Fastest-Growing Technology Companies in Deloitte & Touche Fast 50 Program

Exhibit 99.32	Press release: Diodes, Inc. Launches Compact 4-Line Array Schottky Bus Terminator for High-Speed Data Systems

          (b) Reports on Form 8-K

               None

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By:	/s/ Carl Wertz	August 7, 2001
CARL WERTZ Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit 10.35	Amended and Restated Subordinated Promissory Note between FabTech, Inc. and Lite-On Semiconductor Corp.	Page 27

Exhibit 11	Computation of Earnings Per Share	Page 29

Exhibit 99.25	Press release: Diodes Incorporated Expands into European Market	Page 30

Exhibit 99.26	Press release: Diodes Incorporated Appoints Dr. Keh-Shew Lu to Board of Directors	Page 32

Exhibit 99.27	Press release: Diodes Incorporated Ranked Among Fortune’s Fastest Growing Small Businesses	Page 33

Exhibit 99.28	Press release: Diodes, Inc. Announces Conference Call to Discuss Second Quarter Financial Results	Page 35

Exhibit 99.29	Press release: Diodes, Inc. Reports Second Quarter 2001 Results	Page 36

Exhibit 99.30	Press release: Diodes Incorporated Ranked Among Fortune’s Fastest Growing Small Businesses	Page 41

Exhibit 99.31	Press release: Diodes Incorporated Among Fastest-Growing Technology Companies in Deloitte & Touche Fast 50 Program	Page 43

Exhibit 99.32	Press release: Diodes, Inc. Launches Compact 4-Line Array Schottky Bus Terminator for High-Speed Data Systems	Page 45