Form 10-Q
period 2001-09-30
DIODES INC /DEL/
filed 2001-11-14
CIK 29002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock, $0.66 2/3 par value, outstanding as of November 2, 2001 was 9,223,705, including 1,075,672 shares of treasury stock.

                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS


                                                      DECEMBER 31,      SEPTEMBER 30,
                                                          2000              2001
                                                      ------------      -------------
                                                                         (UNAUDITED)
CURRENT ASSETS
    Cash                                              $  4,476,000      $  2,531,000
    Accounts receivable
        Customers                                       19,723,000        19,924,000
        Related parties                                    615,000         1,412,000
        Other                                               26,000                --
                                                      ------------      ------------
                                                        20,364,000        21,336,000
        Less allowance for doubtful receivables            311,000           249,000
                                                      ------------      ------------
                                                        20,053,000        21,087,000

    Inventories                                         31,788,000        20,899,000
    Deferred income taxes, current                       4,387,000         4,382,000
    Prepaid expenses and other current assets              686,000         1,407,000
                                                      ------------      ------------

               Total current assets                     61,390,000        50,306,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization        45,129,000        46,326,000

DEFERRED INCOME TAXES, non-current                         616,000         2,914,000

OTHER ASSETS
    Goodwill, net                                        5,318,000         5,386,000
    Other                                                  497,000           593,000
                                                      ------------      ------------

TOTAL ASSETS                                          $112,950,000      $105,525,000
                                                      ============      ============


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    DECEMBER 31,      SEPTEMBER 30,
                                                                       2000               2001
                                                                   -------------      -------------
                                                                                       (UNAUDITED)
CURRENT LIABILITIES
    Line of credit                                                 $   7,750,000      $   7,604,000
    Accounts payable
        Trade                                                         10,710,000          5,712,000
        Related parties                                                1,008,000          3,384,000
    Accrued liabilities                                                8,401,000          6,115,000
    Income taxes payable                                               1,370,000                 --
    Current portion of long-term debt
        Related party                                                 11,049,000          4,490,000
        Other                                                          3,811,000          3,647,000
                                                                   -------------      -------------
               Total current liabilities                              44,099,000         30,952,000

LONG-TERM DEBT, net of current portion
        Related party                                                  2,500,000          8,750,000
        Other                                                         13,497,000         12,467,000
                                                                   -------------      -------------

MINORITY INTEREST IN JOINT VENTURE                                     1,601,000          1,776,000

STOCKHOLDERS' EQUITY
    Class A convertible preferred stock -
        par value $1.00 per share;
        1,000,000 shares authorized;
        no shares issued and outstanding                                      --                 --
    Common stock - par value $0.66 2/3 per share;
        30,000,000 shares authorized; 9,201,704 and 9,223,705
        shares issued and outstanding at December 31, 2000
        and September 30, 2001, respectively                           6,134,000          6,149,000
    Additional paid-in capital                                         7,143,000          7,231,000
    Retained earnings                                                 39,758,000         40,184,000
    Foreign currency translation loss                                         --           (202,000)
                                                                   -------------      -------------
                                                                      53,035,000         53,362,000
    Less:
        Treasury stock -- 1,075,672 shares of common stock,
          at cost                                                      1,782,000          1,782,000
                                                                   -------------      -------------

               Total stockholders' equity                             51,253,000         51,580,000
                                                                   -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 112,950,000      $ 105,525,000
                                                                   =============      =============


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                            -------------------------------       -------------------------------
                                                2000               2001               2000               2001
                                            ------------       ------------       ------------       ------------
NET SALES                                   $ 32,332,000       $ 22,698,000       $ 92,369,000       $ 69,447,000
COST OF GOODS SOLD                            21,211,000         20,279,000         62,322,000         58,863,000
                                            ------------       ------------       ------------       ------------

    Gross profit                              11,121,000          2,419,000         30,047,000         10,584,000

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                     5,050,000          3,845,000         14,862,000         10,482,000
                                            ------------       ------------       ------------       ------------

    Income (loss) from operations              6,071,000         (1,426,000)        15,185,000            102,000

OTHER INCOME (EXPENSE)
    Interest income                              128,000             80,000            323,000            222,000
    Interest expense                            (332,000)          (592,000)          (920,000)        (1,903,000)
    Other                                        135,000             94,000            181,000            211,000
                                            ------------       ------------       ------------       ------------
                                                 (69,000)          (418,000)          (416,000)        (1,470,000)

Income (loss) before income taxes and
  minority interest                            6,002,000         (1,844,000)        14,769,000         (1,368,000)
INCOME TAX BENEFIT (PROVISION)                (1,170,000)         1,052,000         (2,197,000)         1,741,000
                                            ------------       ------------       ------------       ------------

Income (loss) before minority interest         4,832,000           (792,000)        12,572,000            373,000
MINORITY INTEREST IN JOINT VENTURE
  EARNINGS                                      (182,000)           (55,000)          (462,000)          (174,000)
                                            ------------       ------------       ------------       ------------

NET INCOME (LOSS)                           $  4,650,000       $   (847,000)      $ 12,110,000       $    199,000
                                            ============       ============       ============       ============

EARNINGS (LOSS) PER SHARE
    Basic                                   $       0.57       $      (0.10)      $       1.50       $       0.02
    Diluted                                 $       0.50       $      (0.10)      $       1.31       $       0.02
                                            ============       ============       ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                      8,101,667          8,147,902          8,053,675          8,142,333
    Diluted                                    9,260,765          8,815,581          9,259,095          8,928,711
                                            ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                    ----------------------------       ----------------------------
                                                       2000             2001              2000             2001
                                                    -----------      -----------       -----------      -----------
NET INCOME (LOSS)                                   $ 4,650,000      $  (847,000)      $12,110,000      $   199,000
Other comprehensive income (loss), net of tax:

Change in foreign currency translation
adjustment                                                   --         (202,000)               --         (202,000)
                                                    -----------      -----------       -----------      -----------
COMPREHENSIVE INCOME (LOSS)                         $ 4,650,000      $(1,049,000)      $12,110,000      $    (3,000)
                                                    ===========      ===========       ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                 -------------------------------
                                                                     2000               2001
                                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $ 12,110,000       $    199,000
    Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
        Depreciation and amortization                               3,336,000          5,946,000
        Minority interest earnings                                    462,000            174,000
        Interest income accrued on advances to vendor                (143,000)                --
    Changes in operating assets:
        Accounts receivable                                        (5,978,000)        (1,034,000)
        Inventories                                                (8,426,000)        10,889,000
        Prepaid expenses and other assets                            (170,000)        (3,110,000)
    Changes in operating liabilities:
        Accounts payable                                            2,739,000         (2,622,000)
        Accrued liabilities                                         3,037,000         (2,286,000)
        Income taxes payable                                          218,000         (1,370,000)
                                                                 ------------       ------------

           Net cash provided by operating activities                7,185,000          6,786,000
                                                                 ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                     (14,310,000)        (7,143,000)
    Collections on note receivable                                    162,000                 --
                                                                 ------------       ------------

           Net cash used by investing activities                  (14,148,000)        (7,143,000)
                                                                 ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances on (repayments of) line of credit, net                 4,862,000           (146,000)
    Net proceeds from the issuance of capital stock                   589,000            103,000
    Proceeds from (repayments of) long-term obligations               966,000         (1,503,000)
    Other                                                             (44,000)           (42,000)
                                                                 ------------       ------------

           Net cash provided (used) by financing activities         6,373,000         (1,588,000)
                                                                 ------------       ------------

DECREASE IN CASH                                                     (590,000)        (1,945,000)

CASH AT BEGINNING OF PERIOD                                         3,557,000          4,476,000
                                                                 ------------       ------------

CASH AT END OF PERIOD                                            $  2,967,000       $  2,531,000
                                                                 ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
       Interest                                                  $    597,000       $  1,681,000
                                                                 ============       ============
       Income taxes                                              $  1,994,000       $  1,922,000
                                                                 ============       ============


   The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A -- BASIS OF PRESENTATION

               The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included in the interim period. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE B -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

               The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what effect the implementation of these new rules will have on the earnings and financial position of the Company. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income of approximately $288,000 ($0.03 per share) per year, assuming no impairment adjustment.

NOTE C -- FUNCTIONAL CURRENCIES AND FOREIGN CURRENCY TRANSLATION

               Through June 30, 2001, the functional currency of Diodes-Taiwan has been the U.S. dollar. Effective July 1, 2001, the Company changed the functional currency of Diodes-Taiwan to the local currency in Taiwan. As a result of this change, the translation of the balance sheet and statement of income of Diodes-Taiwan from the local currency into the reporting currency (US dollar) results in translation adjustments, the effect of which is reflected in the accompanying statement of comprehensive income and on the balance sheet as a separate component of shareholders' equity.

               The Company believes this reporting change most appropriately reflects the current economic facts and circumstances of the operations of Diodes-Taiwan. The Company continues to use the U.S. dollar as the functional currency in Diodes-China as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, the Company will periodically assess its position with respect to the functional currency of Diodes-China.

NOTE D -- INVENTORIES

               Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

                               DECEMBER 31,    SEPTEMBER 30,
                                  2000             2001
                               ------------    -------------
Finished goods                 $18,603,000      $11,916,000
Work-in-progress                 2,683,000        1,944,000
Raw materials                   10,502,000        7,039,000
                               -----------      -----------
                               $31,788,000      $20,899,000
                               ===========      ===========

NOTE E -- INCOME TAXES

               The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, the Company has recorded a net deferred tax asset of $7.3 million resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and certain expense accruals, which are not currently deductible for income tax purposes.

               The reported income tax rate as a percentage of pretax income differs from the statutory combined federal and state tax rates of approximately 40%. The primary reasons for this difference are; 1) currently the effective tax rate of Diodes-China is approximately 2%, and as discussed below, deferred U.S. federal and state income taxes are not provided on these earnings, and 2) deferred income tax benefits at a rate of 37.5% have been recognized on losses incurred at FabTech.

               As of September 30, 2001, accumulated and undistributed earnings of Diodes-China are approximately $23.1 million. The Company has not recorded a deferred tax liability (estimated to be $9.5 million) on these earnings since the Company considers this investment to be permanent, and has no plans, intentions or obligation to distribute all or part of that amount from China to the United States. The Company will consider the need to provide deferred taxes on future earnings of Diodes-China, as further investment strategies with respect to Diodes-China are determined.

NOTE F -- STOCK SPLIT

               On July 14, 2000, the Company effected a three-for-two stock split for shareholders of record as of June 28, 2000. All share and per share amounts in the accompanying financial statements reflect the effect of this stock split.

NOTE G -- SEGMENT INFORMATION

               Information about the Company's operations in North America and the Far East are presented below. Items transferred among the Company and its subsidiaries are transferred at prices to recover costs plus an appropriate mark up for profit. Inter-company revenues, profits and assets have been eliminated to arrive at the consolidated amounts.

               Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief decision-making group consists of the President and Chief Executive Officer, the Vice President of Sales and Marketing, the Chief Financial Officer and the Vice President of Far East Operations.

               The Company's reportable operating segments include the domestic operations (Diodes and FabTech) located in the United States and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; and

Diodes-China located in Shanghai, China). Diodes-North America procures and distributes products primarily throughout North America and provides management, warehousing, engineering and logistics support. As a component of the North American segment, FabTech, Inc. manufactures and distributes 5-inch silicon wafers primarily to trade customers, as well as for use in the Company's internal manufacturing processes at Diodes-China. Diodes-Taiwan markets and sells discrete semiconductor devices throughout the Far East and to Diodes Incorporated. Diodes-China manufactures discrete semiconductor devices for sale to Diodes Incorporated, Diodes-Taiwan and third-party customers in the Far East.

THREE MONTHS ENDED                                                 CONSOLIDATED
SEPTEMBER 30, 2000          FAR EAST          NORTH AMERICA          SEGMENTS
------------------        -------------       -------------       -------------
Total sales               $  29,645,000       $  18,587,000       $  48,232,000
Inter-segment sales         (15,014,000)           (886,000)        (15,900,000)
                          -------------       -------------       -------------
   Net sales              $  14,631,000       $  17,701,000       $  32,332,000

Depreciation and
   amortization           $   1,165,000       $      84,000       $   1,249,000
Operating income          $   5,008,000       $   1,063,000       $   6,071,000
Assets                    $  62,602,000       $  24,744,000       $  87,346,000
Capital expenditures      $   8,167,000       $     178,000       $   8,345,000
                          =============       =============       =============

THREE MONTHS ENDED                                                 CONSOLIDATED
SEPTEMBER 30, 2001          FAR EAST          NORTH AMERICA          SEGMENTS
------------------        -------------       -------------       -------------

Total sales               $  19,573,000       $  12,258,000       $  31,831,000
Inter-segment sales          (8,381,000)           (752,000)         (9,133,000)
                          -------------       -------------       -------------
   Net sales              $  11,192,000       $  11,506,000       $  22,698,000

Depreciation and
   amortization           $   1,437,000       $     407,000       $   1,844,000
Operating income          $   1,180,000       $  (2,606,000)      $  (1,426,000)
Assets                    $  61,269,000       $  44,256,000       $ 105,525,000
Capital expenditures      $     405,000       $     196,000       $     601,000
                          =============       =============       =============

NINE MONTHS ENDED                                                  CONSOLIDATED
SEPTEMBER 30, 2000           FAR EAST         NORTH AMERICA          SEGMENTS
------------------        -------------       -------------       -------------
Total sales               $  80,425,000       $  52,763,000       $ 133,188,000
Inter-segment sales         (38,508,000)         (2,311,000)        (40,819,000)
                          -------------       -------------       -------------
   Net sales              $  41,917,000       $  50,452,000       $  92,369,000

Depreciation and
   amortization           $   3,085,000       $     251,000       $   3,336,000
Operating income          $  14,619,000       $     566,000       $  15,185,000
Assets                    $  62,602,000       $  24,744,000       $  87,346,000
Capital expenditures      $  13,712,000       $     599,000       $  14,311,000
                          =============       =============       =============

NINE MONTHS ENDED                                                  CONSOLIDATED
SEPTEMBER 30, 2001          FAR EAST          NORTH AMERICA          SEGMENTS
------------------        -------------       -------------       -------------
Total sales               $  52,554,000       $  41,402,000       $  93,956,000
Inter-segment sales         (21,980,000)         (2,529,000)        (24,509,000)
                          -------------       -------------       -------------
   Net sales              $  30,574,000       $  38,873,000       $  69,447,000

Depreciation and
   amortization           $   4,369,000       $   1,577,000       $   5,946,000
Operating income          $   4,469,000       $  (4,367,000)      $     102,000
Assets                    $  61,269,000       $  44,256,000       $ 105,525,000
Capital expenditures      $   5,884,000       $   1,259,000       $   7,143,000
                          =============       =============       =============


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

               The discrete semiconductor industry, in which the Company competes, has historically had periods of severe pricing pressures. Although manufacturing costs have been falling, excess manufacturing capacity and over-inventory has caused selling prices to fall to a greater extent than manufacturing cost. To compete in this highly competitive industry, in recent years, the Company has committed substantial resources to the development and implementation of two areas of operation: (i) sales and marketing, and (ii) manufacturing. Emphasizing the Company's focus on customer service, additional sales personnel and programs have been added. In order to meet customers' needs at the design stage of end-product development, the Company has also employed additional applications engineers. These applications engineers work directly with customers to assist them in "designing in" the correct products to produce optimum results. Regional sales managers, working closely with manufacturers' representatives and distributors, have also been added in North America, Europe and the Far East to help satisfy customers' requirements. In addition, the Company has continued to develop relationships with major distributors who inventory and sell the Company's products. For a description of the Company's manufacturing capacity, see "Manufacturing and Vendors."

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

               In 1999, Diodes-Taiwan began purchasing silicon wafers, a new product line, from FabTech for resale to customers in the Far East. The gross margin percentage on sales of silicon wafers is currently far below that of the Company's standard product line. Initially a complementary service for some customers rather than a focused product line, silicon wafers will now be a focused product line supplied by FabTech to its current customer base, as well as to Diodes-China for use in its manufacturing process. Silicon wafer sales to trade customers were $3.5 million and $1.0 million, for the three months ended September 30, 2001 and 2000, respectively, and $11.4 million and $5.9 million for the nine months ended September 30, 2001 and 2000, respectively.

               The Company has recently expanded its Far East sales force to be able to expand sales and to more effectively service accounts in Taiwan, Hong Kong, Mainland China and other areas that the Company believes are positioned for rapid growth. In addition, the Company has initiated a sales team in Europe to serve the UK, France, Germany, Italy and Israel, among others, and is actively sampling customers and taking orders.

        MANUFACTURING AND VENDORS

               The Company's Far East manufacturing subsidiary, Diodes-China, manufactures product for sale primarily to customers in North America and the Far East. Diodes-China's manufacturing focuses on miniature surface- mount packages for diodes and transistors, starting with single chip implementations and adding multi-chip packaging to meet custom requirements reducing the space required in end equipment. These surface-mount devices ("SMD") are much smaller in size and are used primarily in the computer and communication industries, destined for wireless devices, notebook computers, pagers, PCMCIA cards and modems, as well as in consumer products such as garage door transmitters and other electronic devices. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand-held devices continue. Currently, Diodes-China is operating at approximately 52% of capacity (up from 45% last quarter) and reporting an operating profit. Although Diodes-China purchases processed silicon wafers from FabTech for use in its manufacturing process, the majority currently are purchased from other wafer vendors.

               Since 1997, the Company's manufacturing focus has primarily been in the development and expansion of Diodes-China. To date, the Company and its 5% minority partner have increased property, plant and equipment at the facility to approximately $44.9 million. The equipment expansion allows for the manufacture of additional SOT-23 packaged components as well as other surface-mount packaging, including the smaller SOD packages. As the industry requires manufacturing of smaller and more efficient products that meet the technical requirements of customers seeking to integrate multiple technologies within one package, the Company will continue to increase manufacturing capacity as worldwide demand warrants.

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

        FABTECH

               Acquired on December 1, 2000 from Lite-On Semiconductor Corporation ("LSC"), FabTech's wafer foundry is located in Lee's Summit, Missouri. As of September 30, 2001, LSC owns approximately 37.6% of the outstanding Common Stock of the Company. FabTech manufactures primarily 5-inch silicon wafers (the building blocks for semiconductors) that are used to make Schottky diodes and rectifiers. FabTech has full foundry capabilities including processes such as silicon epitaxy, silicon oxidation, photolithography and etching, ion implantation and diffusion, low pressure and plasma enhanced chemical vapor deposition, sputtered and evaporated metal deposition, wafer backgrinding, and wafer probe and ink.

               FabTech purchases polished silicon wafers, and then by using the various technologies listed above, in conjunction with many chemicals and gases, fabricates several layers on the wafers, including epitaxial silicon, ion implants, dielectrics, and metals, with various patterns. Depending upon these layers and the die size (which is determined during the photolithography process and completed at the customer's packaging site where the wafer is sawed into square or rectangular die), wafers, with different types of diodes with various currents, voltages, and switching speeds, are produced. Currently, Diodes-FabTech is operating at approximately 45% of capacity (up from 35% last quarter) and reporting an operating loss.

               The FabTech purchase price consisted of approximately $6 million in cash and an earnout of up to $30 million over a four-year period if FabTech meets specified earnings targets. As of September 30, 2001, due to the industry downturn, it is unlikely these specified earning targets would be met for 2001. In addition, FabTech is obligated to repay an aggregate of approximately $19 million, consisting of (i) approximately $13.6 million payable, together with interest at LIBOR plus 1%, to LSC through March 31, 2002, (ii) approximately $2.6 million payable, together with interest at LIBOR plus 1.1%, to the Company through February 28, 2001 and (iii) approximately $3.0 million payable to a financial institution, which amount was repaid on December 4, 2000 with the proceeds of a capital contribution by the Company. The acquisition was financed internally and through bank credit facilities.

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

               The excess capacity, combined with the decreased demand and higher customer inventory levels, continued into 2001. Although the Company's market share has remained stable, market conditions have not improved. Because of this, the Company expects lower gross profit margins until such a time as demand increases and the Company utilizes more of its available manufacturing capacity.

               The impact to earnings is largely attributable to lower unit sales, pricing pressures, reduced capacity utilization of the Company's manufacturing assets and demand-induced product mix changes, all which have had a negative impact on gross margins. Due to market conditions, 2001 average capacity utilization at Diodes-FabTech has decreased approximately 35% as compared to the previous year, while Diodes-China's utilization has decreased 25%. From the second quarter to the third quarter of 2001, capacity utilization has increased. Presently, the manufacturing facility in China is running at approximately 52% of total capacity, up from 45% last quarter, and FabTech has improved to 45% from 35%.

               Gross margins decreased from 19.3% in the second quarter of 2001, to 10.7% in the third quarter of 2001. The lower gross margin percentage was primarily due to pricing adjustments at distributors related to decreased market prices, and to inventory adjustments at FabTech due to lower wafer pricing.

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

               Although no clear short-term change in market conditions exist, the Company believes that long-term it will continue to generate value for shareholders and customers, not just from its expanded Diodes-China manufacturing and FabTech's foundry assets, but also by the addition of this true technology component to the Company. Although market conditions changed just as the new initiative started, the Company will continue to pursue its goal of becoming a total solution provider. This is a multi-year initiative that will increase the Company's ability to serve its customers' needs, while establishing the Company at the forefront of the next generation of discrete technologies.

        TAXES

               The reported income tax rate as a percentage of pretax income differs from the statutory combined federal and state tax rates of approximately 40%. The primary reasons for this difference are; 1) currently the effective tax rate of Diodes-China is approximately 2%, and deferred U.S. federal and state income taxes are not provided on these earnings, and 2) deferred income tax benefits at a rate of 37.5% have been recognized on losses incurred at FabTech.

               From 2001 through 2003, the tax rate at Diodes-China is expected to be approximately 12% (the normal tax rate is 27%). The Company, however, has received special incentives due to its advanced technology status from the local government that reduces the effective rate to approximately 2%. Currently, no assurances can be made regarding the duration of this preferential treatment. Diodes-China accrues an offsetting monthly tax credit and recovers the special incentive on a quarterly basis.

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

               As of September 30, 2001, accumulated and undistributed earnings of Diodes-China are approximately $23.1 million. The Company has not recorded deferred federal or state tax liabilities (estimated to be $9.5 million) on these earnings since the Company considers its investment in Diodes-China to be permanent, and has no plans, intentions or obligation to distribute all or part of that amount from China to the United States.

               Each quarter the Company assesses its position with respect to its investment plans and monetary policies as they relate to the recognition of deferred tax liabilities on the earnings at Diodes-China. At such time the Company plans to cease reinvesting its earnings in Diodes-China, deferred income taxes would be provided on incremental earnings of Diodes-China thereafter.

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

               The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                    PERCENTAGE
                                       PERCENT OF NET SALES           DOLLAR
                                        THREE MONTHS ENDED           INCREASE
                                           SEPTEMBER 30,            (DECREASE)
                                       --------------------        ------------
                                        2000          2001          '00 TO '01
                                       ------        ------        ------------
Net sales                               100.0%        100.0%           (29.8)%

Cost of goods sold                      (65.6)        (89.3)            (4.4)
                                       ------        ------        ------------

Gross profit                             34.4          10.7            (78.2)

Selling, general & administrative
  expenses ("SG&A")                     (15.6)        (16.9)           (23.9)
                                       ------        ------        ------------

Income from operations                   18.8          (6.2)          (123.5)

Interest expense, net                    (0.6)         (2.3)           151.0

Other income                              0.4           0.4            (30.4)
                                       ------        ------        ------------

Income before taxes and minority         18.6          (8.1)          (130.7)

Income taxes                             (3.6)          4.6           (189.9)
                                       ------        ------        ------------

Income before minority interest          15.0          (3.5)          (116.4)
Minority interest                        (0.6)         (0.2)           (69.8)
                                       ------        ------        ------------

Net income                               14.4          (3.7)          (118.2)
                                       ======        ======        ============

               The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                                2000              2001
                                                ----              ----
NET SALES                                   $ 32,332,000      $ 22,698,000

Net sales decreased approximately $9.6 million, or 29.8%, for the three months ended September 30, 2001, compared to the same period last year, due primarily to a 15.8% decrease in units sold as a result of decreased demand attributable to a slow economy and higher than normal customer inventory, and due to market pricing pressures. The Company's average selling price ("ASP") decreased approximately 26% from the same three-month period last year, primarily in the Far East. However, pricing seems to have begun to stabilize as ASP's decreased approximately 2% from last quarter. Diodes-FabTech, acquired in December 2000, contributed trade sales of $3.3 million in the third quarter of 2001.


                                                   2000              2001
                                                   ----              ----
COST OF GOODS SOLD                             $22,211,000        $20,279,000
GROSS PROFIT                                   $11,121,000        $ 2,419,000
GROSS PROFIT MARGIN PERCENTAGE                       34.4%              10.7%

               Gross profit decreased approximately $8.7 million, or 78.2%, for the three months ended September 30, 2001 compared to the year ago period. Of the $8.7 million decrease, approximately $3.3 million was due to the 29.8% decrease in net sales, while $5.4 million was due to the decrease in gross margin percentage from 34.4% to 10.7%. The lower gross margin percentage was primarily due to excess manufacturing capacity and lower sales prices. Pricing adjustments of approximately $700,000 at distributors related to decreased market prices, and to inventory adjustments of approximately $400,000 at FabTech due to lower wafer pricing also contributed to the decrease in gross margin percentage. Excluding these pricing adjustments, the gross profit margin would have been approximately 15.4% for the third quarter of 2001. The Company expects lower than historical gross profit margins until such a time as demand increases and the Company utilizes more of its available manufacturing capacity. Currently, Diodes-China is running at approximately 52% of total capacity, up from 45% last quarter, and FabTech has improved to 45% from 35% last quarter.


                                                2000              2001
                                                ----              ----
SG&A                                        $ 5,050,000       $ 3,845,000

               SG&A for the three months ended September 30, 2001 decreased approximately $1.2 million, or 23.9%, compared to the same period last year, due primarily to lower sales commissions associated with the 29.8% decrease in sales, and lower wages and benefits expenses resulting from a work-force reduction which began in the fourth quarter of 2000. SG&A also decreased due to lower corporate and administrative expenses, partly offset by the inclusion of the SG&A expenses and goodwill amortization associated with the December 2000 FabTech acquisition. SG&A, as a percentage of sales, increased from 15.6% to 16.9% in the comparable period last year, due to lower sales.


                                                2000              2001
                                                ----              ----
INTEREST INCOME                              $ 128,000          $  80,000
INTEREST EXPENSE                             $ 332,000          $ 592,000
NET INTEREST EXPENSE                         $ 204,000          $ 512,000

               Net interest expense for the three months ended September 30, 2001 increased approximately $260,000 versus the same period last year, due primarily to an increase in the Company's total debt. The Company's interest expense is primarily the result of the Company's financing of the FabTech acquisition, as well as the investment in the Diodes-China manufacturing facility. The Company expects interest expense to increase significantly in 2001, compared to 2000, as a result of the additional debt, primarily associated with its acquisition of FabTech.

                                                2000              2001
                                                ----              ----
OTHER INCOME (EXPENSE)                       $ 135,000          $ 94,000

               Other income for the three months ended September 30, 2001 decreased approximately $41,000 compared to the same period last year, due primarily to management incentives associated with the FabTech acquisition, partly offset by rental income generated by FabTech for the use of some of its testing facilities. As per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech's management. The agreements provide members of FabTech management guaranteed annual compensation as well as contingent compensation based on the annual profitability of FabTech, subject to a maximum annual amount. The total guaranteed commitment is $375,000 per year. Although this $375,000 is reimbursed to the Company by LSC (the previous owner of FabTech), because LSC is a majority shareholder in the Company, the $375,000 per year is booked as an expense.

                                                2000              2001
                                                ----              ----
INCOME TAX BENEFIT (PROVISION)             $ (1,170,000)       $ 1,520,000

               The reported income tax rate as a percentage of pretax income differs from the statutory combined federal and state tax rates of approximately 40%. The primary reasons for this difference are; 1) currently the effective tax rate of Diodes-China is approximately 2%, and deferred U.S. federal and state income taxes are not provided on these earnings, and 2) deferred income tax benefits at a rate of 37.5% have been recognized on losses incurred at FabTech.


                                                2000              2001
                                                ----              ----
MINORITY INTEREST IN JOINT VENTURE          $ (182,000)        $ (55,000)

               Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The decrease in the joint venture earnings for the three months ended September 30, 2001 is primarily the result of decreased gross margins due to excess capacity and demand-induced product mix changes, both internally and to external customers. The joint venture investment is eliminated in consolidation of the Company's financial statements, and the activities of Diodes-China are included therein. As of September 30, 2001, the Company had a 95% controlling interest in the joint venture.

        RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

               The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                    PERCENTAGE
                                       PERCENT OF NET SALES           DOLLAR
                                         NINE MONTHS ENDED           INCREASE
                                            SEPTEMBER 30,           (DECREASE)
                                       --------------------        ------------
                                        2000          2001          '00 TO '01
                                       ------        ------        ------------
Net sales                               100.0%        100.0%           (24.8)%

Cost of goods sold                      (67.5)        (84.8)            (5.6)
                                       ------        ------        ------------

Gross profit                             32.5          15.2            (64.8)

Selling, general & administrative
  expenses ("SG&A")                     (16.1)        (15.1)           (29.5)
                                       ------        ------        ------------

Income from operations                   16.4           0.1            (99.3)

Interest expense, net                    (0.6)         (2.4)           182.4

Other income                              0.2           0.3             19.3
                                       ------        ------        ------------

Income before taxes and minority         16.0          (2.0)          (109.3)

Income taxes                             (2.4)          2.5           (179.2)
                                       ------        ------        ------------

Income before minority interest          13.6           0.5            (97.0)
Minority interest                        (0.5)         (0.2)           (62.3)
                                       ------        ------        ------------

Net income                               13.1           0.3            (98.4)
                                       ======        ======        ============

               The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                                2000              2001
                                                ----              ----
NET SALES                                   $ 92,369,000      $ 69,447,000

               Net sales decreased approximately $22.9 million, or 24.8%, for the nine months ended September 30, 2001, compared to the same period last year, due primarily to a 13.8% decrease in units sold as a result of decreased demand attributable to a slow economy and excess customer inventory, and due to market pricing pressures. The Company's average selling price ("ASP") decreased approximately 21% from the same nine-month period last year, primarily in the Far East. However, pricing seems to have begun to stabilize as ASP's decreased approximately 2% from last quarter. Diodes-FabTech, acquired in December 2000, contributed trade sales of $10.9 million in the first nine months of 2001.

                                                2000              2001
                                                ----              ----
COST OF GOODS SOLD                          $ 62,322,000      $ 58,863,000
GROSS PROFIT                                $ 30,047,000      $ 10,584,000
GROSS PROFIT MARGIN PERCENTAGE                 32.5%              15.2%

               Gross profit decreased approximately $19.5 million, or 64.8%, for the nine months ended September 30, 2001 compared to the year ago period. Of the $19.5 million decrease, approximately $7.5 million was due to the 24.8% decrease in net sales, while $12.0 million was due to the decrease in gross margin percentage from 32.5% to 15.2%. The lower gross margin percentage was primarily due to excess manufacturing capacity and lower sales prices. Pricing adjustments at distributors related to decreased market prices, and inventory adjustments at FabTech due to lower wafer pricing also contributed to the decrease in gross margin percentage. The Company expects lower than historical gross profit margins until such a time as demand increases and the Company utilizes more of its available manufacturing capacity. Currently, Diodes-China is running at approximately 52% of total capacity, up from 45% last quarter, and FabTech has improved to 45% from 35% last quarter.


                                                2000              2001
                                                ----              ----
SG&A                                        $ 14,862,000      $ 10,482,000

               SG&A for the nine months ended September 30, 2001 decreased approximately $4.4 million, or 29.5%, compared to the same period last year, due primarily to lower sales commissions associated with the 24.8% decrease in sales, and lower wages and benefits expenses resulting from a work-force reduction which began in the fourth quarter of 2000. SG&A also decreased due to lower corporate and administrative expenses, partly offset by the inclusion of the SG&A expenses and goodwill amortization associated with the December 2000 FabTech acquisition. SG&A, as a percentage of sales, decreased to 15.1% from 16.1% in the comparable period last year.


                                                2000              2001
                                                ----              ----
INTEREST INCOME                              $ 323,000         $   217,000
INTEREST EXPENSE                             $ 920,000         $ 1,903,000
NET INTEREST EXPENSE                         $ 597,000         $ 1,686,000

               Net interest expense for the nine months ended September 30, 2001 increased approximately $1.1 million versus the same period last year, due primarily to an increase in the Company's total debt. The Company's interest expense is primarily the result of the Company's financing of the FabTech acquisition, as well as the investment in the Diodes-China manufacturing facility. The Company expects interest expense to increase significantly in 2001, compared to 2000, as a result of the additional debt, primarily associated with its acquisition of FabTech.


                                                2000              2001
                                                ----              ----
OTHER INCOME (EXPENSE)                       $ 181,000          $ 216,000

               Other income for the nine months ended September 30, 2001 increased approximately $35,000 compared to the same period last year, due primarily to rental income generated by FabTech for the use of its testing facilities, partly offset by management incentives associated with the FabTech acquisition. As per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech's management. The agreements provide members of management guaranteed annual compensation as well as contingent compensation based on the annual profitability of FabTech, subject to a maximum annual amount. The guaranteed commitment is $375,000 per year. Although this $375,000 is reimbursed to the Company by LSC (the previous owner of FabTech), because LSC is a majority shareholder in the Company, the $375,000 per year is booked as an expense.

                                                2000              2001
                                                ----              ----
INCOME TAX BENEFIT (PROVISION)             $ (2,197,000)       $ 1,741,000

               The reported income tax rate as a percentage of pretax income differs from the statutory combined federal and state tax rates of approximately 40%. The primary reasons for this difference are; 1) currently the effective tax rate of Diodes-China is approximately 2%, and deferred U.S. federal and state income taxes are not provided on these earnings, and 2) deferred income tax benefits at a rate of 37.5% have been recognized on losses incurred at FabTech.


                                                2000              2001
                                                ----              ----
MINORITY INTEREST IN JOINT VENTURE          $ (462,000)        $ (174,000)

               Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The decrease in the joint venture earnings for the nine months ended September 30, 2001 is primarily the result of decreased gross margins due to excess capacity and demand-induced product mix changes, both internally and to external customers. The joint venture investment is eliminated in consolidation of the Company's financial statements, and the activities of Diodes-China are included therein. As of September 30, 2001, the Company had a 95% controlling interest in the joint venture.

FINANCIAL CONDITION

        LIQUIDITY AND CAPITAL RESOURCES

               Cash provided by operating activities for the nine months ended September 30, 2001 was $6.8 million compared to $7.2 million for the same period in 2000. The primary sources of cash flows from operating activities in 2001 were a decrease in inventories of $10.9 million and depreciation and amortization of $5.9 million. The primary use of cash flows from operating activities in 2001 was a decrease in accounts payable of $2.6 million and a decrease in accrued liabilities of $2.3 million. The primary sources of cash flows from operating activities for the nine months ended September 30, 2000 were net income of $12.1 million and depreciation and amortization of $3.3 million, while the primary uses were a $8.4 million increase in inventories and a $6.0 million increase in accounts receivable. Inventory turns at September 30, 2001 were 4.4 times compared to 2.5 times at December 31, 2000. Accounts receivable days at September 30, 2001 were 76 days compared to 72 days at December 31, 2000. The ratio of the Company's current assets to current liabilities on September 30, 2001 was 1.6 to 1, compared to 1.4 to 1 at December 31, 2000.

               Cash used by investing activities for the nine months ended September 30, 2001 was $1.6 million, compared to $6.4 million during the same period in 2000. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility.

               Repayments of financing activities was $1.6 million for the nine months ended September 30, 2001, compared to cash provided by financing activities of $6.4 million for the same period in 2000. The Company's total credit line is approximately $42.9 million. The Company has a $22.9 million credit facility with a major U.S. bank consisting of: a working capital line of credit up to $7.5 million and term commitment notes providing up to $10.0 million for plant expansion and financing the acquisition of FabTech, and $5.4 million for Diodes-China operations. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. The agreement has certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreement. The Company was in compliance as of September 30, 2001. As of September 30, 2001, approximately $15.1 million is outstanding under the term note commitment, and the average interest rate on outstanding borrowings was approximately 5.6%. As of September 30, 2001, the revolving credit line balance was $3.5 million and approximately $4.0 million remains available to the Company.

               Diodes-China has expanded its credit facilities from two Chinese lending institutions to three, and from $5.0 million to $20.0 million. Interest on outstanding borrowings under the credit agreement is payable monthly at LIBOR plus a negotiated margin. As of September 30, 2001, approximately $4.0 million is outstanding and $16.0 million is available. In addition, Diodes-Taiwan is in negotiations to increase their credit facility to approximately $3.0 million.

               The Company, as part of the FabTech acquisition from LSC (its majority shareholder), also has an unsecured note payable to LSC for approximately $13.2 million. The Company has recently re-negotiated its obligation to LSC. The new terms consist of a monthly payment of approximately $500,000, together with interest at the rate of LIBOR plus 1.0% commencing in July 2001, followed by the remaining balance of $10,000,000 payable in 24 equal monthly installments, together with interest at the rate of LIBOR plus 1.5%, commencing on July 31, 2002. Accrued interest on the $10,000,000 is being paid monthly beginning in July 2001. The unsecured note is subordinated to the interest of the Company's primary lender.

               The Company has used its credit facilities primarily to fund the plant and equipment expansion at Diodes-China, as well as the acquisition of FabTech, and to support its operations. The Company believes that the continued availability of the credit facilities, together with internally generated funds, will be sufficient to meet the Company's currently foreseeable operating cash requirements.

               Total working capital increased approximately 11.9% to $19.4 million as of September 30, 2001 from $17.3 million as of December 31, 2000. The Company believes that its working capital position will be sufficient for growth opportunities.

               The Company's long-term debt to equity ratio decreased to 0.55 at September 30, 2001, from 0.58 at December 31, 2000. The Company's total debt to equity ratio decreased to 1.05 at September 30, 2001, from 1.20 at December 31, 2000. It is anticipated that these ratios may increase should the Company use its credit facilities to fund additional sourcing and manufacturing opportunities.

               As of September 30, 2001, the Company has no material plans or commitments for capital expenditures other than in connection with market-driven expansion at Diodes-China and the Company's implementation of an Oracle Enterprise Resource Planning software package, planned for late 2001. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and, thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share.

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

        - seasonality and variability in the computer and communications market and our other end markets;

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

              Exhibit 10.36   Diodes Incorporated Building Lease -- Third
                              Amendment

              Exhibit 10.37 Document of Understanding between the Company and Microsemi

              Exhibit 11      Computation of Earnings Per Share

              Exhibit 99.33 Press release: Diodes Incorporated Announces Alliance with Microsemi Corporation

              Exhibit 99.34 Press release: Diodes, Inc. Announces Conference Call To Discuss Third Quarter Financial Results

              Exhibit 99.35 Press release: Diodes Incorporated Reports Third-Quarter 2001 Results

              Exhibit 99.36 Press release: Diodes Incorporated Announces Development of High--Precision Zener Diode Process

              Exhibit 99.37 Press release: Diodes Incorporated Announces New SOT-523 Product Line

       (b) Reports on Form 8-K

              None

                                   SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIODES INCORPORATED (Registrant)



By:  /s/ Carl Wertz                                             November 2, 2001
-----------------------------------------------------
CARL WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit 10.36         Diodes Incorporated Building Lease -- Third Amendment            Page 27

Exhibit 10.37         Document of Understanding between the Company and Microsemi      Page 28

Exhibit 11            Computation of Earnings Per Share                                Page 32

Exhibit 99.33         Press release:  Diodes Incorporated Announces Alliance
                      with Microsemi Corporation                                       Page 33

Exhibit 99.34         Press release:  Diodes, Inc. Announces Conference Call
                      To Discuss Third Quarter Financial Results                       Page 35

Exhibit 99.35         Press release:  Diodes Incorporated Reports
                      Third-Quarter 2001 Results                                       Page 36

Exhibit 99.36         Press release:  Diodes Incorporated Announces Development
                      of High--Precision Zener Diode Process                           Page 41

Exhibit 99.37         Press release:  Diodes Incorporated Announces
                      New SOT-523 Product Line                                         Page 43