Form 10-K405
period 2001-12-31
DIODES INC /DEL/
filed 2002-04-01
CIK 29002

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001

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

Registrant’s telephone number, including area code: (805) 446-4800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.66 2/3

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 5,034,041 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the Nasdaq National Market on March 15, 2001 of $8.06 per share, was approximately $40,574,370. The number of shares of the registrant’s Common Stock outstanding as of March 15, 2001, was 9,242,664 including 1,075,672 shares of treasury stock.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2002 annual meeting of stockholders are incorporated by reference into Part III of this Report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2001.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 11
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 99.38
EXHIBIT 99.39
EXHIBIT 99.40
EXHIBIT 99.41
EXHIBIT 99.42
EXHIBIT 99.43

PART I

Item 1. Business

General

     Diodes Incorporated (the “Company”), a Delaware corporation, is engaged in the manufacture, sale and distribution of discrete semiconductors worldwide, primarily to manufacturers in the communications, computer, consumer electronics, industrial and automotive markets, and to distributors of electronic components to customers in these markets. The Company’s products include small signal transistors and MOSFETs, transient voltage suppressors (TVSs), zeners, diodes, rectifiers and bridges, as well as silicon wafers used in manufacturing these products.

     In addition to the Company’s corporate headquarters in Westlake Village, California, which provides sales, marketing, engineering and warehousing functions, the Company’s wholly-owned subsidiary, Diodes Taiwan Corporation, Ltd. (“Diodes-Taiwan”), maintains a sales, engineering, and purchasing facility in Taipei, Taiwan. The Company also has a 95% interest in Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China” or “KaiHong”), a manufacturing facility in Shanghai, China, with sales offices in Shenzhen, China. In addition, in December 2000, the Company acquired FabTech Incorporated (“Diodes-FabTech” or “FabTech”), a silicon wafer foundry located near Kansas City, Missouri.

     Lite-On Semiconductor Corporation (“LSC”), formerly Lite-On Power Semiconductor Corporation (“LPSC”), is the Company’s largest stockholder, holding approximately 37.6% of the outstanding shares. LSC is a member of The Lite-On Group of companies of the Republic of China. The Lite-On Group, with worldwide sales of approximately $4.5 billion, is a leading manufacturer of power semiconductors, computer peripherals, and communication products. In December 2000, LPSC merged with Dyna Image Corporation of Taipei, Taiwan, the world’s largest contact image sensor (“CIS”) manufacturer. CIS are primarily used in fax machines, scanners and copy machines. C.H. Chen, the Company’s President and Chief Executive Officer, is Vice Chairman of the combined company, which is called LSC.

Strategy

     The Company’s strategy is to become a vertically integrated manufacturer and supplier of discrete semiconductors, to expand the geographic reach of its sales organization into high growth and/or under serviced markets, and to pursue manufacturing efficiency across its product lines.

     The Company intends to control the manufacturing and manage the distribution process, from product concept to manufacturing, packaging, and distribution. The anticipated benefits to this strategy include:

•	Better control of product quality;

•	Faster time-to-market for new products;

•	Ability to customize devices to customer requirements;

•	Ability to develop and market devices that are differentiated in the marketplace with proprietary processes and designs; and,

•	Improved access to wafers and devices in limited supply conditions.

     The Company believes that this strategy will enable it to develop stronger relationships with existing customers and distributors, participate at new customers/markets, shift its sales mix to include higher margin devices, and create greater differentiation for the Diodes brand.

     In order to become a vertically integrated manufacturer and supplier, the Company integrates six areas of operations: sales, marketing, product development, wafer foundry, package development, and assembly/testing.

     Historically, discrete semiconductors have been characterized by a slower rate of innovation and lower value-add than integrated circuits (“ICs”). However, the Company believes that changes in the consumer electronics, communications and computing industries have created a need for renewed innovation in discrete semiconductor technology. The proliferation of mobile, battery-powered devices have placed a premium on smaller size and lower energy consumption. The Company’s product development efforts are focused on devices that reduce size and power consumption, increase performance and simplify board design.

     In December 2000, the Company acquired FabTech Incorporated in order to develop higher technology products that command higher margins, as well as to fulfill its silicon wafer requirements. Diodes-FabTech has the manufacturing equipment, facilities and technology to produce finished wafers ready for assembly, as well as the experienced engineering team required to develop higher technology products. These new high technology products are widening the Company’s product line while increasing its value to customers.

     In 2001, the Company increased its rate of new product introductions and developed a number of products that it believes to be differentiated in the marketplace. While many competitors are able to devote vastly greater resources to research and development activities, the Company believes that its product focus, customer-driven development approach and rapid development cycle will enable it to develop products that provide higher value to its customers. The Company’s research and development activities are oriented towards improving on industry standard devices at the process, wafer and packaging level. In addition, the Company’s applications engineers work with customers to develop applications specific packaging and device configurations to meet their specific needs.

     In addition to becoming a vertically integrated manufacturer and supplier, the Company intends to expand its existing sales force in Asia and Europe. The Company significantly expanded its Asian sales force to capture market share in Taiwan, China, Hong Kong, Singapore and other Southeast Asia markets, and Korea. The Company also is developing sales channels in Europe to capture market share in countries such as England, France, Germany, Italy and Israel, among others. The Company will target original equipment manufacturers (“OEMs”) customers directly, as well as leverage its expanded distribution network.

     In 2001, the Company invested approximately $6.3 million in plant and equipment at its Diodes-China manufacturing facility, bringing the total amount invested to approximately $45.2 million. The Company will continue to invest in Diodes-China as new packaging opportunities arise. Diodes-China is the Company’s packaging and testing facility in Mainland China. Diodes-China uses chips or die from silicon wafers and manufactures them into various packaged finished devices.

Recent Results

     Beginning in the second half of 1999, and continuing through the first three quarters of 2000, industry demand exceeded industry capacity. The Company’s gross profit margins reached a peak of 34.4% in the third quarter of 2000 and 31.6% for the year 2000. In addition, OEM customers and distributors increased their inventory levels. Then, as semiconductor manufacturers, including the Company, increased manufacturing capacity, the global economy slowed causing a sharp decline in sales in the fourth quarter of 2000. Due to excess capacity and demand-induced product mix changes, coupled with overall decreased product demand and higher customer inventory levels, gross margins decreased from 31.6% in 2000 to 14.9% in 2001. The Company expects gross margin pressure to continue until such a time as demand increases and the Company utilizes more of its available capacity. Although selling prices began to stabilize in the fourth quarter of 2001, suggesting an easing of pricing pressures, and sales increased 13.6% sequentially, there can be no assurance this trend will continue for 2002.

     In 2001, the discrete semiconductor industry has been subject to severe pricing pressures. Although manufacturing costs have been falling, excess manufacturing capacity and over-inventory have caused selling prices to fall to a greater extent than manufacturing costs. To compete in this highly competitive industry, the Company has committed substantial new resources to the development and implementation of sales and marketing, and expanded manufacturing capabilities. Emphasizing the Company’s focus on customer service, additional sales personnel and programs have been added in Asia, and most recently Europe. In order to meet customers’ needs at the design stage of end-product development, the Company also employed additional applications engineers who work directly with customers to assist them in “designing in” the correct products to produce optimum results. Regional sales managers, working closely with manufacturers’ representative firms and distributors, have also been added to help satisfy customers’ requirements. In addition, the Company continued to develop relationships with major distributors who inventory and sell the Company’s products.

     Beginning late in the fourth quarter of 2000, the Company and the semiconductor industry as a whole experienced a sharp inventory correction primarily in two key markets, communications and computers. This downturn continued throughout year 2001. Although the Company’s market share increased in 2001, average selling prices decreased 22.7% and demand for silicon wafers, the fundamental raw materials used in manufacturing discrete semiconductors, deteriorated further.

     The Company also experienced reduced capacity utilization of its manufacturing assets and demand-induced changes in product mix, both of which have had a negative impact on gross margins. Due to market conditions, capacity utilization at Diodes-FabTech decreased to 45%, while Diodes-China’s utilization was 52% during the third quarter of 2001. Some improvement was seen in the fourth quarter of 2001 when capacity utilization increased to 65% and 60%, respectively.

     The risks of becoming a fully integrated manufacturer are amplified in an industry-wide slowdown because of the fixed costs associated with manufacturing facilities. During 2001, the Company responded to this cyclical downturn by implementing programs to cut operating costs, including reducing its worldwide workforce by 26%, primarily at the FabTech and Diodes-China manufacturing facilities. The Company continues to actively adjust its cost structure as dictated by market conditions. Long-term, the Company believes that it will continue to generate value for shareholders and customers, not just from its expanded Diodes-China manufacturing and FabTech’s foundry assets, but also by the addition of an enhanced technology component to the Company. This is a multi-year initiative that will increase the Company’s ability to serve its customers’ needs, while establishing the Company at the forefront of the next generation of discrete technologies.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company intends to hire an independent appraiser to complete its step one transition assessment of goodwill. However, because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income of approximately $288,000 ($0.03 per share) per year, assuming no impairment adjustment.

Products

     Technology in the semiconductor industry is ever changing and the products traditionally sold by the Company have been mature products. But the additions of state-of-the-art surface-mount manufacturing capability at Diodes-China and our newly acquired wafer fabrication facility, Diodes-FabTech, have enabled the Company to advance technologically with the industry leaders, and to move ahead in technical advances in both silicon technology and product implementation. These new technologies will offer higher profit and growth potential.

     Product Technology

     Semiconductors come in two basic configurations: discrete semiconductors and integrated circuits (“IC’s”). The Company is engaged in the manufacture, sale, and distribution of discrete semiconductors, which are fixed-function components such as:

Schottky Rectifiers Schottky Diodes Super-Fast & Ultra-Fast Recovery Rectifiers Fast Recovery Rectifiers MOSFET — P-Channel	Standard Recovery Rectifiers Bridge Rectifiers Switching Diodes Zener Diodes	Transient Voltage Suppressors (“TVS”) NPN Transistors PNP Transistors MOSFET — N-Channel

     In terms of function, IC’s are far more complex than discrete semiconductors. They are multi-function devices of the sort found in computer memory boards and central processing units. IC’s, characterized by rapid changes in both production and application, and the desire to put ever-more intelligence into ever-smaller packages, have required the development of manufacturing techniques that are highly sophisticated and expensive.

     Discrete semiconductors, which effectively tie integrated circuits to their surrounding environments and enable them to work, come in hundreds of permutations and vary according to voltage, current, power handling capability and switching speed. In a standard industry classification, those discrete semiconductors operating at less than one watt are referred to as low-power semiconductors, while those operating at greater than one watt are termed power semiconductors. Both types of semiconductors are found in a wide assortment of commercial instrumentation and communication equipment, in consumer products like televisions and telephones, and in automotive, computer and industrial electronic products.

     Arrays bridge the gap between discrete semiconductors and IC’s. Arrays consist of more than one discrete semiconductor housed in a single package. Recently, the Company added about 100 new 6-pin surface mount array part numbers to its semiconductor offering. With the flexibility of domestic engineering and fast-reaction manufacturing facilities in the Far East, the Company is finding interest in its offering of Application Specific Multi-Chip Circuit arrays.

     Silicon wafers are the basic raw material used in producing all types of semiconductors. Many highly sophisticated and tightly controlled processes are used to develop finished semiconductor wafers from the raw starting material. They include high precision lapping and polishing, photo lithography, chemical vapor deposition of epitaxy, doping and oxidation processes, plasma deposition, ion implantation, metal plating, sintering and sputtering, chemical etching, annealing and reaction. Finished wafers are then cut into very small dice in order to be assembled into the appropriate surface mount or leaded package at the semiconductor assembly factory.

     Product Packaging

     Almost as important as the technology of the discrete component, is the component packaging. The industry trend is to fit discrete components into ever-smaller and more efficient surface-mount packages. Smaller packaging provides a reduction in board space, height, and weight and is well suited for battery-powered, hand-held and wireless applications such as cellular phones, pagers, modems, notebook and palmtop computers and accessories where space is at a premium. The objective is to fit the same functionality and power handling features into smaller packages. The Company’s packaging capabilities include:

Surface Mount:
SOT-23 SOT-25 SOT-26 SOT-143 SOT-563 SOD-123 SOD-323 SOT-363	SOT-523 SOD-523 SC-59 SC-75 DO216AA	SMA SMB SMC DPAK D2PAK MELF MiniMELF Powermite3

Leaded:
DO-15 DO-35 DO-41	DO-201AD TO-220AC TO-220AB	A-405 TO-3P Numerous Bridge Rectifier Packages

Manufacturing and Significant Vendors

     The Company’s Far East subsidiary, Diodes-China, manufactures product for sale primarily to North America and Asia. Diodes-China’s manufacturing focuses on SOT-23 and SOD-123 products, as well as sub-miniature packages such as SOT-363, SOT-563, and SC-75. These surface-mount devices (“SMD”) are much smaller in size and are used in the computer and communication industries, destined for cellular phones, notebook computers, pagers, PCMCIA cards, modems, and garage door transmitters, among others. Diodes-China’s state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand-held devices continue. Although Diodes-China purchases silicon wafers from FabTech, the majority are currently purchased from other wafer vendors.

     Acquired in December 2000 from LSC, FabTech’s wafer foundry is located in Lee’s Summit, Missouri. FabTech manufactures primarily 5-inch silicon wafers, which are the building blocks for semiconductors. FabTech has full foundry capabilities, including processes such as silicon epitaxy, silicon oxidation, photolithography and etching, ion implantation and diffusion, low pressure and plasma enhanced chemical vapor deposition, sputtered and evaporated metal deposition, wafer backgrinding, and wafer probe and ink.

     FabTech purchases polished silicon wafers and then, by using various technologies and patents, in conjunction with many chemicals and gases, fabricates several layers on the wafers, including epitaxial silicon, ion implants, dielectrics and metals, with various patterns. Depending upon these layers and the die size (which is determined during the photolithography process and completed at the customer’s packaging site where the wafer is sawn into square or rectangular die), different types of wafers with various currents, voltages and switching speeds are produced.

     At Diodes-China, silicon wafers are received and inspected in a highly controlled environment awaiting the assembly operation. At the first step of assembly, the wafers are mounted in a supporting ring, and using automatic machinery, the wafers are sawn with very thin, high speed diamond blades into tiny semiconductor “dice”, numbering as many as 200,000 per 5” diameter wafer. Dice are then loaded onto a handler, which automatically places the dice, one by one, onto lead frames, which are package specific, where they are bonded using various technologies to the lead frame pad. Next, automatic wire bonders make the necessary electrical connections from the die to the leads of the lead frame, using micro-thin gold wire. The fully automatic assembly machinery then molds the epoxy case around the die and lead frame to produce the desired semiconductor product. Next is the trim, form, test, mark and re-test operation. Finally the parts are placed into special carrier housings and a cover tape seals the parts in place. The taped parts are then spooled onto reels and boxed for shipment.

     Each step of the process is precisely controlled and monitored to assure world-class quality. Samples of each device type are periodically subjected to rigorous 1,000 hour high reliability testing to assure that the devices will meet all customers’ expectations in the most demanding of applications.

     As evidence of our total commitment to product quality and customer satisfaction, the Company’s management has developed and continually maintains processes, procedures and standards of performance that earn our Company widely recognized quality certifications. Our corporate headquarters received official ISO 9002 Certification of Registration in 1997 from Underwriters Laboratories (UL), the leading third-party certification organization in the United States and the largest in North America. Diodes-China and Diodes-Taiwan received official ISO 9002 Certification of Registration from DNV in 1997. Diodes-China also earned QS-9000 and ISO 14001 certifications in 2000, validating high-level quality management in the automotive supply industry, and our compliance with official environmental standards, respectively. Diodes-FabTech received ISO 9001 certification in 1997, and QS 9000 certification with AEC-A100 Supplement in 1998 from BSI, an international standards, testing, registration and certification organization.

     ISO 9000 certifications consist of a series of paradigms for the establishment of systems and protocols to facilitate the creation and maintenance of superior quality-control techniques. The Company’s commitment to ongoing external validation demonstrates dedication to continual reviews and renewal of our mission, strategies, operations and service levels. With its underlying premise that true product quality requires a total quality system, ISO certification is often required of vendors seeking to establish relationships with OEMs doing business in intensely competitive global markets.

     All of the products sold by the Company, as well as the materials used by the Company in its manufacturing operations, are available both domestically and abroad. In 2001, the three largest external suppliers of products to the Company were LSC and two unrelated vendors. Approximately 15% and 14% of the Company’s sales were from product manufactured by LSC in 2001 and 2000, respectively. During 2001, approximately 6% and 4% of the Company’s sales were from products manufactured by the two unrelated vendors, compared to 15% and 7% in 2000, respectively. In addition, sales of products manufactured by Diodes-China, Diodes-Taiwan, and Diodes-FabTech, the Company’s three manufacturing subsidiaries, were approximately 27%, 1%, and 15% in 2001, respectively, versus 33%, 6%, and 4% in 2000, respectively. The Company anticipates that Diodes-China will become an increasingly valuable supplier. No other manufacturer of discrete semiconductors accounted for more than 5% of the Company’s sales in 2001 and 2000.

     The Company’s Diodes-China manufacturing facility receives wafers from FabTech, among others. Output from the FabTech facility includes wafers used in the production of Schottky barrier diodes, fast recovery epitaxial diodes (FREDs), and other widely used value-added products. Schottky barrier diodes are employed in the manufacture of the power supplies found in personal computers, telecommunications devices and other applications where high frequency, low forward voltage and fast recovery are required.

     Although the Company believes alternative sources exists for the products of any of its suppliers, the loss of any one of its principal suppliers or the loss of several suppliers in a short period of time could have a materially adverse effect on the Company until an alternate source is located and has commenced providing such products or raw materials.

Sales, Marketing and Distribution

     The Company’s major customers include industry leaders such as: Intel Corporation, Cisco Systems Incorporated, Sony Corporation, Nortel Networks Corporation, Delphi Automotive, Bose Corporation, and Scientific Atlanta Incorporated. The Company is not dependent on any one major customer to support its level of sales. For the fiscal year ended December 31, 2001, not one customer accounted for more than 8% of the Company’s sales. The twenty largest customers accounted, in total, for approximately 55% of the Company’s sales in 2001, compared to 58% in 2000.

     Over the years, there has been a tendency among some larger manufacturers to limit or de-emphasize the production and marketing of discrete components in favor of integrated and hybrid circuits. With fewer service-oriented sources of discrete components available to OEMs, the Company has captured additional market share. The Company’s products primarily include catalog items, but also include units designed to specific customer requirements.

     The Company sells its products through its own internal and regional sales departments, as well as through representatives and distributors. The Company’s sales team, aided by the sales force of approximately 30 independent sales representatives located throughout North America, Asia, and most recently Europe supplies approximately 200 OEM accounts. In 2001, OEM customers accounted for approximately 66% of the Company’s sales, compared to approximately 55% in 2000.

The increase was primarily due to additional wafer sales related to the FabTech acquisition. OEM customers range from small, privately held electronics companies to Fortune 500 companies.

     The Company further supplies approximately 40 distributors (34% of 2001 sales), who collectively sell to approximately 10,000 customers on the Company’s behalf. The Company’s worldwide distribution network includes Future Electronics Ltd., Arrow Electronics, Inc., Avnet, Inc., Digi-Key Corporation, Jaco Electronics, Inc., Reptron Electronics, Inc., and All American Semiconductor, Inc., among others.

     Through ongoing sales and customer service efforts, the Company continues to develop business relationships with companies who are considered leaders in their respective market segments. The Company’s marketing efforts also have benefited from an ongoing program to develop strategic alliances with manufacturers, such as LSC, among others, to better control its destiny in terms product technology, quality and especially the availability of the products it sells.

     The Company’s products are sold primarily in North America and the Far East, both directly to end users and through electronic component distributors. In 2001, approximately 55% and 45% of the Company’s products were sold in North America and the Far East, respectively, compared to 54% and 46% in 2000, respectively. See Note 10 of “Notes to Consolidated Financial Statements” for a description of the Company’s geographic and segment information. An increase in the percentage of sales in the Far East is expected as the Company significantly increased its sales presence there and believes there is greater potential to increase market share in that region due to the expanding base of electronic product manufacturers.

     Through Diodes-Taiwan, the Company employs a general manager who acts as the Far East purchasing liaison with respect to product procurement from other vendors located in the Far East. Diodes-Taiwan also sells product to customers in Taiwan, Korea, and Singapore, among others Asia-Pacific countries.

     In June 2001, the Company expanded its sales force into Europe with a regional manager and distribution network to serve the UK, France, Germany, Italy and Israel, among others.

     In March 2002, the Company opened a sales, warehousing, and logistics office in Hong Kong to strengthen its competitive market position in Asia. Because more communication and personal computer companies are moving to China, having sales and warehousing direct out of Hong Kong enables the Company to provide shorter lead times on orders and better service to this growing customer base.

Competition

     Numerous semiconductor manufacturers and distributors serve the discrete semiconductor components market where competition is intense. Some of the larger companies include Fairchild Semiconductor, International Rectifier, Rohm, Phillips, On Semiconductor, and General Semiconductor, many of whom have greater financial, marketing, distribution, brand name recognition and other resources than the Company. Accordingly, in response to market conditions, the Company from time to time may reposition product lines or decrease prices, which may adversely affect the Company’s profit margins on such product lines. Competitiveness in sales of the Company’s products is determined by the price and quality of the product, and the ability of the Company to provide delivery and customer service in keeping with the customers’ needs. The Company believes that it is well equipped to be competitive in respect to these requirements.

Engineering and Research and Development

     The Company’s engineering and research and development consists of customer/applications engineers and product development engineers who assist in determining the direction of the Company’s future product lines. Their primary function is to work closely with market-leading customers to further refine, expand and improve the Company’s product range within the Company’s product types and packages. In addition, customer requirements and acceptance of new package types are assessed and new, higher density and more energy-efficient packages are developed to satisfy customers’ needs. Working with customers to integrate multiple types of technologies within the same package, the Company’s applications engineers reduce the required number of components and, thus, circuit board size requirements, while increasing the component technology to a higher level.

     Product engineers work directly with the semiconductor wafer design and process engineers at FabTech who craft die designs needed for products that precisely match our customer’s requirements. Further, FabTech’s R&D engineers are developing higher technology products, which are expected to propel the Company to leadership positions in our focused areas. Direct contact with the Company’s manufacturing facilities allows the manufacturing of products that are in line with current technical requirements. With the addition of FabTech, the Company has the capability to capture the customer’s electrical and packaging requirements through its customer/applications engineers and product development engineers, and then transfer those requirements to FabTech’s R&D and engineering department, so that the customer’s requirements can be translated, designed, and manufactured with full control, even to the elemental silicon level.

Patents

     Patents have begun to be significant to our business. Developing and maintaining a competitive advantage requires that the Company pursue patent protection for certain devices and processes, particularly those developed or in development at Diodes-FabTech. The Company currently has eight patents pending in technologies ranging from ruggedized Schottky devices to thirty-five hundred volt Ultra-Fast devices. To protect our intellectual property from being copied by competitors, the Company will continue to aggressively pursue patent protection.

Inventory

     In general, the Company maintains sufficient inventories of standard products at its U.S. facility and Diodes-Taiwan facility to permit rapid delivery of customers’ orders. In addition, the Company continuously coordinates with strategic alliances and subcontractors to support product demand. The Company implemented a program in coordination with its distributors, enabling the Company to transfer inventory from distributors to OEM customers to better manage the Company’s on-hand inventory.

     The Company’s inventory is composed of discrete semiconductors and silicon wafers, which are, for the most part, standardized in electronic related industries. Historically, finished goods inventory turns over approximately four times annually. Due to a concentrated effort to reduce inventory, inventory turns increased to approximately 5.1 times at December 31, 2001. The Company has no special inventory or working capital requirements that are not in the ordinary course of business.

Backlog

     The amount of backlog to be shipped during any period is dependent upon various factors and all orders are subject to cancellation or modification, usually with minimal or no penalty to the customer. Orders are generally booked from one to twelve months in advance of delivery. The rate of booking new orders can vary significantly from month to month. The Company and the industry as a whole are experiencing a trend towards shorter lead-times (the amount of time between the date a customer places an order and the date the customer requires shipment). The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, the Company believes that amount of backlog at any date is not meaningful and is not necessarily indicative of actual future shipments. The Company strives to maintain proper inventory levels to support customers’ just-in-time order expectations.

Employees

     As of December 31, 2001, the Company employed a total of 748 employees. At such date, the Diodes-North America had 68 full-time employees, Diodes-Taiwan had an additional 43 employees, Diodes-China had a total of 484 employees, and Diodes-FabTech had a total of 153 employees. None of the Company’s employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Imports and Import Restrictions

     During 2001, the Company’s U.S. operations, which accounted for approximately 55% of the Company’s total sales, imported substantially all of its products, of which approximately 48% was imported from Mainland China and approximately 38% from Taiwan. The balance of the imports is primarily from Germany, Japan, India, the Philippines, England and Korea. As a result, the Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, the difficulty and expense of maintaining foreign sourcing channels, cultural and institutional barriers to trade, fluctuations in currency exchange rates, restrictions on the transfer of funds and the imposition of tariffs, political instability, transportation delays, expropriation, import and export controls and other non-tariff barriers (including export licenses and changes in the allocation of quotas), as well as the uncertainty regarding the future relationship between China and Taiwan, and other U.S. and foreign regulations that may apply to the export and import of the Company’s products, and which could have a material adverse effect on the Company. Any significant disruption in the Company’s Taiwanese or Chinese sources of supply or in the Company’s relationship with its suppliers located in Taiwan or China could have a material adverse effect on the Company.

     The Company transacts business with foreign suppliers primarily in United States dollars. To a limited extent, and from time to time, the Company contracts (e.g., a portion of the equipment purchases for the Diodes-China expansion) in foreign currencies, and, accordingly, its results of operations could be materially affected by fluctuations in currency exchange rates. Due to the limited number of contracts denominated in foreign currencies and the complexities of currency hedges, the Company has not engaged in hedging to date. If the volume of contracts written in foreign currencies increases, and the Company does not engage in currency hedging, any substantial change in the value of such currencies could have a material adverse effect on the Company’s results of operations. Management believes that the current contracts written in foreign currencies are not significant enough to justify the costs inherent in currency hedging.

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

Environmental Matters

     The Company received a claim from one of its former U.S. landlords regarding potential groundwater contamination at a site in which the Company engaged in manufacturing from 1967 to 1973. The landlord has alleged that the Company may have some responsibility for cleanup costs. Although investigations into the landlord’s allegations are ongoing, the Company does not anticipate that the ultimate outcome of this matter will have a material effect on its financial condition.

Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

     Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made on this Annual Report on Form 10-K are made pursuant to the Act.

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

Risk Factors

     Vertical Integration

     We are in the process of vertically integrating our business. Key elements of this strategy include (i) expanding our manufacturing capacity, (ii) establishing wafer foundry and research and development capability through the acquisition of FabTech and (iii) establishing sales, marketing, product development, package development and assembly/testing operations in company-owned facilities or through the acquisition of established contractors. We have a limited history upon which an evaluation of the prospects of our vertical integration strategy can be based. There are certain risks associated with our vertical integration strategy, including:

•	difficulties associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories and limitations on the flexibility of controlling overhead;

•	difficulties implementing our Enterprise Resource Planning system;

•	difficulties expanding our operations in the Far East and developing new operations in Europe;

•	difficulties developing and implementing a successful research and development team; and

•	difficulties developing proprietary technology.

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

     Competition

     The discrete semiconductor industry is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, and reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater financial, marketing, distribution, brand names and other resources than we have and, thus, may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are On Semiconductor, General Semiconductor, Inc., Fairchild Semiconductor Corporation, International Rectifier Corporation, Rohm, and Phillips. We may not be able to compete successfully in the future, or competitive pressures may harm our financial condition or our operating results.

     Foreign Operations

     We expect revenues from foreign markets to continue to represent a significant portion of our total revenues. In addition, we maintain facilities or contracts with entities in the Philippines, Taiwan, Germany, Japan, England, India, and China, among others. There are risks inherent in doing business internationally, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	trade restrictions, transportation delays, work stoppages, and economic and political instability;

•	changes in import/export regulations, tariffs and freight rates;

•	difficulties in collecting receivables and enforcing contracts generally;

•	currency exchange rate fluctuations; and,

•	restrictions on the transfer of funds from foreign subsidiaries to Diodes-North America.

     Variability of Quarterly Results

     We have experienced, and expect to continue to experience, a substantial variation in net sales and operating results from quarter to quarter. We believe that the factors that influence this variability of quarterly results include:

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

     Suppliers

     Our manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment on a timely basis from third parties. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. In addition, a significant portion of our total sales is from parts manufactured by outside vendors. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we generally use products, materials, parts and equipment available from multiple suppliers, we have a limited number of suppliers for some products, materials, parts and equipment. While we believe that alternate suppliers for these products, materials, parts and equipment are available, any interruption could materially impair our operations.

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

     The Company received a claim from one of its former U.S. landlords regarding potential groundwater contamination at a site in which the Company engaged in manufacturing from 1967 to 1973. The landlord has alleged that the Company may have some responsibility for cleanup costs. Although investigations into the landlord’s allegations are ongoing, the Company does not anticipate that the ultimate outcome of this matter will have a material effect on its financial condition.

     Product Liability

     One or more of our products may be found to be defective after we have already shipped such products in volume, requiring a product replacement or recall. We may also be subject to product returns, which could impose substantial costs and have a material and adverse effect on our business, financial condition and results of operations. Product liability claims may be asserted with respect to our technology or products. Although we currently have product liability insurance, there can be no assurance that we have obtained sufficient insurance coverage, or that we will have sufficient resources, to satisfy all possible product liability claims.

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

     Deferred taxes

     As of December 31, 2001, accumulated and undistributed earnings of Diodes-China is approximately $21.5 million. The Company has not recorded deferred Federal or state tax liabilities (estimated to be $8.6 million) on these cumulative earnings since the Company considers its investment in Diodes-China to be permanent, and has no plans, intentions or obligation to distribute any part or all of that amount from China to the United States. The Company will record deferred tax liabilities on future earnings of Diodes-China to the extent such earnings may be appropriated for distribution to Diodes-North America. Should the Company’s North-American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company’s foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

Financial Information About Foreign and Domestic Operations and Export Sales

     With respect to foreign operations see Notes 1, 9 and 10 of “Notes to Consolidated Financial Statements.”

Item 2. Properties

     The Company’s primary physical properties during the year ended December 31, 2001 were as follows:

A.	The Company’s headquarters and product distribution center is located in an industrial building at 3050 East Hillcrest Drive, Westlake Village, CA 91362, and consists of approximately 30,900 square feet. The Company is the primary lessee under a lease that has been extended five years and expires in 2006, at an amount of $28,500 per month, with a 5-year option.

B.	Regional sales offices located in the U.S., leased at less than $1,000 per month, at the following locations:

1.	One Overlook Drive, Suite 6B, Amherst, NH 03031

2.	160-D East Wend, Lemont, IL 60439

3.	500 Newport Center Drive, Suite 930, Newport Beach, CA 92660

C.	Industrial premises consisting of approximately 9,000 square feet and located at 5Fl. 501-16 Chung-Cheng Road, Hsin-Tien City, Taipei, Taiwan, Republic of China. These premises, owned by Diodes-Taiwan, are used as a warehousing facility. The facility is subject to a mortgage held by Chang-Hwa Commercial Bank, which matures on November 11, 2003, and is secured by land and buildings.

D.	Industrial premises consisting of approximately 7,000 square feet and located at 2Fl. 501-15 Chung-Cheng Road, Hsin-Tien City, Taipei, Taiwan, Republic of China. These premises, owned by Diodes-Taiwan, are used as sales and administrative offices. The facility is subject to a mortgage held by Chang-Hwa Commercial Bank, which matures on February 27, 2003, and is secured by land and buildings.

E.	Industrial building located at No. 1 Chen Chun Road, Xingqiao Town, Songjiang County, Shanghai, People’s Republic of China. This building, consisting of approximately 50,000 square feet, is the corporate headquarters and product distribution and manufacturing facility for Diodes-China. The building is owned by Shanghai KaiHong Electronics Co., Ltd., of which the Company is a 95% joint venture partner. The Company is in negotiations for a sale and leaseback agreement for the building with its 5% minority interest partner.

F.		Regional sales offices located in Mainland China, leased at less than $1,000 per month, at the following locations:

	1.	Room 313, 555 Building, No. 555, West Nanjing Road, Shanghai, China

	2.	Room 1726, 17/F, No. 2008, Shenzhen Kerry Centre Renminnan Road, Shenzhen, China

G.		Industrial building located at 777 N. Blue Parkway Suite 350, Lee’s Summit, MO 64086 USA. Acquired in December 2000, Diodes-FabTech’s 5-inch wafer foundry includes a 16,000 sq. ft. clean room within a 70,000 sq. ft. manufacturing facility formerly owned by AT&T, under a lease that expires in 2009, at an amount of $120,000 per month.

H.		Industrial building located at Number 808, 8th Floor, International Plaza, 20 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. These premises are leased from Lite-On Semiconductors, Ltd. at a rate of $2,000 per month, and are used as sales, warehousing and logistics offices.

I.		Sales and administrative offices located at 22, Avenue Paul Séjourné F-31000 Toulouse, France, leased at less than $500 per month.

     The Company believes its current facilities are adequate for the foreseeable future. See Notes 3 and 11 of “Notes to Consolidated Financial Statements.”

Item 3. Legal Proceedings

     The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company does not believe that any currently pending litigation, to which it is a party, will have a material affect on its financial condition or results of operations.

     The Company received a claim from one of its former U.S. landlords regarding potential ground-water contamination at a site in which the Company engaged in manufacturing from 1967 to 1973. The landlord has alleged that the Company may have some responsibility for cleanup costs. Although investigations into the landlord’s allegations are ongoing, the Company does not anticipate that this event will have a material effect on its financial results.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders by the Company during the last three months of the year ending December 31, 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s Common Stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “DIOD.” Prior to June 19, 2000, the Company’s Common Stock was traded on the American Stock Exchange (“AMEX”) under the symbol “DIO.” In July 2000, the Company effected a 50% stock dividend in the form of a three-for-two stock split. The ex-dividend date was July 17, 2000. The following table shows the range of high and low closing sales prices per share, adjusted for the three-for-two stock split, for the Company’s Common Stock for each fiscal quarter from January 1, 2000 as reported by Nasdaq and AMEX.

	Closing Sale Price of
	Common Stock

Calendar Quarter Ended	High	Low

First quarter (through March 15) 2002	$8.490	$7.020
Fourth quarter 2001	7.800	4.500
Third quarter 2001	9.900	4.450
Second quarter 2001	11.000	6.250
First quarter 2001	15.500	8.375
Fourth quarter 2000	17.750	8.563
Third quarter 2000	28.333	15.000
Second quarter 2000	33.000	17.000
First quarter 2000	25.583	11.667

     On March 15, 2002, the closing sale price of the Company’s Common Stock as reported by Nasdaq was $8.06, and there were approximately 3,000 stockholders of record. Stockholders are urged to obtain current market quotations for the Common Stock.

     No cash dividends have been declared to stockholders during the past three years, and the Company does not expect to declare cash dividends in the foreseeable future. The payment of dividends is within the discretion of the Company’s Board of Directors, and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, and general business conditions. In addition, the Company’s bank credit agreement currently includes covenants restricting dividend payments.

Item 6. Selected Financial Data

     The following selected financial data for the fiscal years ended December 31, 1997 through 2001 is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein (in 000’s except share data).

	Year Ended December 31,

	1997	1998	1999	2000	2001

Income Statement Data
Net sales	$67,016	$61,328	$79,251	$118,462	$95,233
Gross profit	18,727	15,402	20,948	37,427	14,179
Selling, general and administrative expenses	11,137	11,016	13,670	18,814	13,711
Research and development expenses	—	—	—	141	592
Income (loss) from operations	7,590	4,386	7,278	18,472	(124)
Interest expense, net	62	281	292	940	2,074
Other income	243	93	182	501	777
Income (loss) before taxes and minority interest	7,771	4,198	7,168	18,033	(1,421)
Income tax benefit (provision)	(2,631)	(1,511)	(1,380)	(2,496)	1,769
Minority interest in joint venture earnings	(15)	(14)	(219)	(642)	(224)
Net income	5,125	2,673	5,569	14,895	124
Earnings per share:
Basic	$0.69	$0.35	$0.73	$1.85	$0.02
Diluted	$0.62	$0.33	$0.68	$1.62	$0.01
Number of shares used in computation:
Basic	7,457	7,544	7,625	8,071	8,144
Diluted	8,223	8,057	8,204	9,222	8,881

	As of December 31,

	1997	1998	1999	2000	2001

Balance Sheet Data
Total assets	$38,354	$45,389	$62,407	$112,950	$103,258
Working capital	18,699	16,639	15,903	17,291	19,798
Long-term debt, net of current portion	3,226	5,991	4,672	15,997	21,164
Stockholders’ equity	24,453	27,460	34,973	51,253	51,124

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the Company’s financial condition and results of operations should be read together with the consolidated financial statements and the notes to consolidated financial statements included elsewhere in this Form 10-K. Except for the historical information contained herein, the matters addressed in this Item 7 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed above under the heading “Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995” and elsewhere in this Annual Report on Form 10-K, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act.

General

     Diodes Incorporated (the “Company”), a Delaware corporation, is engaged in the manufacture, sale and distribution of discrete semiconductors worldwide, primarily to manufacturers in the communications, computing, industrial, consumer electronics and automotive markets, and to distributors of electronic components to customers in these markets. The Company’s products include small signal transistors and MOSFETs, transient voltage suppressors (TVSs), zeners, diodes, rectifiers and bridges, as well as silicon wafers used in manufacturing these products.

     In addition to the Company’s corporate headquarters in Westlake Village, California, which provides sales, marketing, engineering and warehousing functions, the Company’s wholly-owned subsidiary, Diodes Taiwan Corporation, Ltd. (“Diodes-Taiwan”), maintains a sales, engineering, and purchasing facility in Taipei, Taiwan. The Company also has a 95% interest in Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China” or “KaiHong”), a manufacturing facility in Shanghai, China, with sales offices in Shanghai and Shenzhen, China. In addition, in December 2000, the Company acquired FabTech Incorporated (“Diodes-FabTech” or “FabTech”), a silicon wafer manufacturer located near Kansas City, Missouri.

     Sales. The Company’s products are sold primarily in North America and the Far East, both directly to end users and through electronic component distributors. In 2001, approximately 55% and 45% of the Company’s products were sold in North America and the Far East, respectively, compared to 54% and 46% in 2000, respectively. An increase in the percentage of sales in the Far East is expected as the Company significantly increases its sales presence there and believes there is greater potential to increase market share in that region due to the expanding base of electronic product manufacturers.

     Beginning in 1998, the Company increased the amount of product shipped to larger distributors. Although these sales were significant in terms of total sales dollars and gross margin dollars, they generally were under agreements that resulted in lower gross profit margins for the Company when compared to sales to smaller distributors and OEM customers. As the consolidation of electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to the larger distributors, and thus, may result in lower gross profit margins for this sales channel.

     Reporting Segments. For financial reporting purposes, the Company is deemed to engage in one industry segment — discrete semiconductors. The Company has separated its operations into geographical areas: North America and Asia. North America includes the corporate offices in Southern California (“Diodes-North America”) as well as FabTech, Inc. (“FabTech” or “Diodes-FabTech”), the 5-inch wafer foundry located in Missouri. Diodes-North America procures and distributes products primarily throughout North America and provides management, warehousing, engineering and logistics support. Diodes-FabTech manufactures silicon wafers for use by Diodes-China as well as for sale to its customer base. Asia includes the operations of Diodes-Taiwan and Diodes-China. Diodes-China manufactures product for, and distributes product to, both Diodes-North America and Diodes-Taiwan, as well as directly to end customers. Diodes-Taiwan procures product from, and distributes product primarily to, customers in Taiwan, Korea, Singapore and Hong Kong.

     Diodes-Taiwan. Until October 2000, Diodes-Taiwan manufactured product for sale to Diodes-North America and to trade customers. The Company moved its Taiwan manufacturing to China because the Taiwan manufactured products were lower technology products, fairly labor intensive, and the cost savings of moving the manufacturing to the Company’s qualified minority partner in Diodes-China were attractive and necessary to meet market demand. In connection with the manufacturing move, the Company sold approximately $150,000 of equipment to the minority partner of Diodes-China. Diodes-Taiwan continues as the Company’s Asia-Pacific sales, logistics and distribution center. Diodes-China participates in final testing, inspection and packaging of these products, formerly manufactured by Diodes-Taiwan. Diodes-Taiwan also procures some product for the Company’s North American operations.

     LSC. Lite-On Semiconductor Corporation (“LSC”), formerly Lite-On Power Semiconductor Corporation (“LPSC”), is the Company’s largest stockholder, holding approximately 37.6% of the outstanding shares. LSC is a member of The Lite-On Group of companies of the Republic of China. The Lite-On Group, with worldwide sales of approximately $4.5 billion, is a leading manufacturer of power semiconductors, computer peripherals, and communication products. In December 2000, LPSC merged with Dyna Image Corporation of Taipei, Taiwan, the world’s largest contact image sensor (“CIS”) manufacturer. CIS are primarily used in fax machines, scanners and copy machines. C.H. Chen, the Company’s President and Chief Executive Officer, is Vice Chairman of the combined company, which is called LSC.

     In 2001, the Company sold silicon wafers to LSC totaling 7.7% of the Company’s sales, making LSC the Company’s largest customer. Also in 2001, 15% of the Company’s sales were from discrete semiconductor products purchased from LSC, making LSC the Company’s largest outside vendor. In addition, in December 2000, the Company acquired FabTech from LSC. As part of the purchase price, at December 31, 2001, LSC holds a subordinated, interest-bearing note for approximately $10 million, payable beginning in July 2002. As per the terms of the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. LSC is currently in compliance with the terms of the wafer purchase agreement.

     In June 2001, as per the Company’s U.S. bank covenants, the Company was not permitted to make regularly scheduled principal and interest payments to LSC on the remaining $10.0 million payable related to the FabTech acquisition note, but was, however, able to renegotiate with LSC the terms of the note. Under the terms of the amended and restated subordinated promissory note, payments of approximately $417,000 plus interest are scheduled to begin again in July 2002. Provided the Company meets the terms of its U.S. bank’s expected new covenants, payments will be made to LSC. However, if the bank covenants are not met, the Company may be required to re-negotiate its indebtedness to LSC on such terms, if any, as LSC may find acceptable. The Company is currently in negotiations for new U.S. bank covenants.

     Manufacturing and Vendors. The Company’s Far East subsidiary, Diodes-China, manufactures product for sale primarily to North America and Asia. Diodes-China’s manufacturing focuses on SOT-23 and SOD-123 products, as well as sub-miniature packages such as SOT-363, SOT-563, and SC-75. These surface-mount devices (“SMD”) are much smaller in size and are used primarily in the computer and communication industries, destined for cellular phones, notebook computers, pagers, PCMCIA cards and modems, as well as in garage door transmitters, among others. Diodes-China’s state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand-held devices continue. Although Diodes-China purchases silicon wafers from Diodes-FabTech, the majority are currently purchased from other wafer vendors.

     Since 1997, the Company’s manufacturing focus has primarily been in the development and expansion of Diodes-China. To date, the Company and its minority partner have increased property, plant and equipment at the facility to approximately $45.2 million. The equipment expansion allows for the manufacture of additional SOT-23 packaged components as well as other surface-mount packaging, including the smaller SOD packages, and even smaller packaging such as SOT-523 and SC-59.

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

     Diodes-FabTech. Acquired by the Company from LSC on December 1, 2000, FabTech’s wafer foundry is located in Lee’s Summit, Missouri. FabTech manufactures primarily 5-inch silicon wafers, which are the building blocks for semiconductors. FabTech has full foundry capabilities including processes such as silicon epitaxy, silicon oxidation, photolithography and etching, ion implantation and diffusion, low pressure and plasma enhanced chemical vapor deposition, sputtered and evaporated metal deposition, wafer backgrinding, and wafer probe and ink.

     The acquisition purchase price consisted of approximately $6 million in cash and an earn-out of up to $30 million if FabTech meets specified earnings targets over a four-year period. In addition, FabTech was obligated to repay an aggregate of approximately $19 million, consisting of (i) approximately $13.6 million note payable to LSC, (ii) approximately $2.6 million note payable to the Company, and (iii) approximately $3.0 million note payable to a financial institution, which amount was repaid on December 4, 2000 with the proceeds of a capital contribution by the Company. The acquisition was financed internally and through bank credit facilities.

     FabTech purchases polished silicon wafers, and then by using various technologies, in conjunction with many chemicals and gases, fabricates several layers on the wafers, including epitaxial silicon, ion implants, dielectrics, and metals, with various patterns. Depending upon these layers and the die size (which is determined during the photolithography process and completed at the customer’s packaging site where the wafer is sawn into square or rectangular die), different types of wafers with various currents, voltages, and switching speeds are produced.

     Recent Results. Beginning in the second half of 1999, and continuing through the first three quarters of 2000, industry demand exceeded industry capacity. The Company’s gross profit margins reached a peak of 34.4% in the third quarter of 2000 and 31.6% for the year 2000. In addition, OEM customers and distributors increased their inventory levels. Then, as semiconductor manufacturers, including the Company, increased manufacturing capacity, the global economy slowed causing a sharp decline in sales in the fourth quarter of 2000. Due to excess capacity and demand-induced product mix changes, combined with overall decreased product demand and higher customer inventory levels, gross margins decreased from 31.6% in 2000 to 14.9% in 2001. The Company expects gross margin pressure to continue until such a time as demand increases and the Company utilizes more of its available manufacturing capacity. Although selling prices began to stabilize in the fourth quarter of 2001, suggesting an easing of pricing pressures, and sales increased 13.6% sequentially, there can be no assurance this trend will continue for 2002.

     The discrete semiconductor industry has been subject to severe pricing pressures. Although manufacturing costs have been falling, excess manufacturing capacity and over-inventory has caused selling prices to fall to a greater extent than manufacturing cost. To compete in this highly competitive industry, in recent years, the Company has committed substantial new resources to the development and implementation of sales and marketing, and manufacturing. Emphasizing the Company’s focus on customer service, additional sales personnel and programs have been added in Asia, and most recently Europe. In order to meet customers’ needs at the design stage of end-product development, the Company has also employed additional applications engineers. These applications engineers work directly with customers to assist them in “designing in” the correct products to produce optimum results. Regional sales managers, working closely with manufacturers’ representative firms and distributors, have also been added to help satisfy customers’ requirements. In addition, the Company has continued to develop relationships with major distributors who inventory and sell the Company’s products.

     Beginning late in the fourth quarter of 2000, the Company and the semiconductor industry as a whole experienced a sharp inventory correction primarily in two key markets, communications and computers. This downturn continued throughout year 2001. Although the Company’s market share increased, overall selling prices decreased 22.7% and demand for silicon wafers, the fundamental raw materials used in manufacturing discrete semiconductors, deteriorated further.

     The Company also experienced reduced capacity utilization of its manufacturing assets and demand-induced changes in product mix, both of which have had a negative impact on gross margins. Due to market conditions, capacity utilization at Diodes-FabTech decreased to 45%, while Diodes-China’s utilization was 52% during the third quarter of 2001. Some improvement was seen in the fourth quarter of 2001 when capacity utilization increased to 65% and 60%, respectively.

     The risks of becoming a fully integrated manufacturer are amplified in an industry-wide slowdown because of the fixed costs associated with manufacturing facilities. During 2001, the Company responded to this cyclical downturn by implementing programs to cut operating costs, including reducing its worldwide workforce by 26%, primarily at the FabTech and Diodes-China manufacturing facilities. The Company continues to actively adjust its cost structure as dictated by market conditions. Long term, the Company believes that it will continue to generate value for shareholders and customers, not just from its expanded Diodes-China manufacturing and FabTech’s foundry assets, but also by the addition of an enhanced technology component to the Company. This is a multi-year initiative that will increase the Company’s ability to serve its customers’ needs, while establishing the Company at the forefront of the next generation of discrete technologies.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company intends to hire an independent appraiser to complete its step one transition assessment of goodwill. However, because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company’s financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle. Application of the non-

amortization provisions of the Statements is expected to result in an increase in net income of approximately $288,000 ($0.03 per share) per year, assuming no impairment adjustment.

     Income taxes. In accordance with the current taxation policies of the People’s Republic of China, Diodes-China was granted preferential tax treatment for the years ended December 31, 1999 through 2003. Earnings were subject to 0% tax rates in 1999 and 2000, and 12% in 2001. Earnings in 2002 and 2003 will be taxed at 12% (one half the normal central government tax rate), and at normal rates thereafter. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2001.

     Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations.

     In accordance with United States tax law, the Company receives credit against its U.S. Federal tax liability for corporate taxes paid in Taiwan and China. The repatriation of funds from Taiwan and China to the Company may be subject to state income taxes. In the years ending December 31, 1999 and 2000, Diodes-Taiwan distributed dividends of approximately $1.5 million and $2.6 million, respectively, which is included in Federal and state taxable income.

     As of December 31, 2001, accumulated and undistributed earnings of Diodes-China is approximately $21.5 million. The Company has not recorded deferred Federal or state tax liabilities (estimated to be $8.6 million) on these cumulative earnings since the Company considers its investment in Diodes-China to be permanent, and has no plans, intentions or obligation to distribute any part or all of that amount from China to the United States. The Company will record deferred tax liabilities on future earnings of Diodes-China to the extent such earnings may be appropriated for distribution to Diodes-North America.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales					Percentage Dollar Increase (Decrease)
	Year Ended December 31,					Year Ended December 31,

	1997	1998	1999	2000	2001	'97 to '98	'98 to '99	'99 to '00	'00 to '01

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	(8.5)%	29.2%	49.5%	(19.6)%
Cost of goods sold	(72.1)	(74.9)	(73.6)	(68.4)	(85.1)	(4.9)	26.9	39.0	0.0

Gross profit	27.9	25.1	26.4	31.6	14.9	(17.8)	36.0	78.7	(62.1)
Operating expenses	(16.6)	(18.0)	(17.2)	(16.0)	(15.0)	(1.1)	24.1	38.7	(24.5)

Income (loss) from operations	11.3	7.1	9.2	15.6	(0.1)	(42.2)	65.9	153.8	(100.7)
Interest expense, net	(0.1)	(0.5)	(0.4)	(0.8)	(2.2)	353.2	3.9	221.9	120.6
Other income	0.4	0.2	0.2	0.4	0.8	(61.7)	95.7	175.3	55.1

Income (loss) before taxes and minority interest	11.6	6.8	9.0	15.2	(1.5)	(46.0)	70.7	151.6	(107.9)
Income tax benefit (provision)	(3.9)	(2.4)	(1.7)	(2.1)	1.8	(42.6)	(8.7)	80.9	(170.9)

Minority interest	(0.1)	0.0	(0.3)	(0.5)	(0.2)	(6.7)	1,464.3	193.2	(65.1)
Net income	7.6	4.4	7.0	12.6	0.1	(47.8)	108.3	167.5	(99.2)

     The following discussion explains in greater detail the consolidated financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

     Year 2001 Compared to Year 2000

     Net sales for 2001 decreased $23,229,000 to $95,233,000 from $118,462,000 for 2000. The 19.6% decrease was due primarily to (i) a 6.7% decrease in units sold, and (ii) a decrease in average selling prices of 22.7%, both as a result of decreased demand attributable to a slower economy, above normal customer inventories and market pricing pressures. Although selling prices stabilized in the fourth quarter of 2001, suggesting an easing of pricing pressures, there can be no assurance this trend will continue for 2002.

     Gross profit for 2001 decreased 62.1% to $14,179,000 from $37,427,000 for 2000. Of the $23,248,000 decrease, $15,909,000 was due to the decrease in gross profit margin from 31.6% in 2000 to 14.9% in 2001, while $7,339,000 was due to the 19.6% decrease in net sales. Gross profit for 2001 was adversely affected by higher fixed costs associated with the Company’s wafer fabrication facility, reduced capacity utilization at both the wafer facility and the China manufacturing facility, as well as by demand induced product mix changes and inventory pricing adjustments at distributors related to lower market prices. Average selling prices in 2001 decreased approximately 22.7%.

     For 2001, selling, general and administrative expenses (“SG&A”) decreased $5,103,000 to $13,711,000 from $18,814,000 for 2000. The 27.1% decrease in SG&A was due primarily to lower sales commissions associated with the 19.6% decrease in sales, and lower wages and benefits expenses resulting from a work-force reduction which began in the fourth quarter of 2000. SG&A also decreased due to lower corporate and administrative expenses, partly offset by the inclusion of SG&A expenses and goodwill amortization associated with the December 2000 FabTech acquisition. SG&A, as a percentage of sales, decreased to 14.4% for 2001 from 15.9% last year.

     Research and development expenses (“R&D”) increased to $592,000, or 0.6% of sales, in 2001 from $141,000, or 0.1% of sales, in 2000. R&D expenses are primarily related to new product development at the silicon wafer level. The Company plans to further substantially expand the R&D expense in 2002 to develop new specialized products.

     Net interest expense for 2001 increased $1,134,000, due primarily to an increase use of the Company’s credit facility to support the expansion of Diodes-China and the acquisition of FabTech.

     Other income for 2001 increased approximately $276,000 compared to last year, primarily due to high-technology grants received by Diodes-China, rental income generated by Diodes-FabTech for the use of some of its testing facilities, and currency exchange gains at the Company’s subsidiaries in Taiwan and China, partially offset by management incentives associated with the FabTech acquisition. As per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech’s management. The agreements provide members of FabTech’s management guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. In 2001, the contingent bonuses were not earned or paid. The total guaranteed commitment is $375,000 per year. Although the $375,000 is reimbursed by LSC (the previous owner of FabTech) to the Company, because LSC is a principal shareholder in the Company, the $375,000 per year is accounted for as an expense.

     The Company recorded an income tax benefit in the amount of $1,769,000 for the year 2001, compared to an income tax provision of $2,496,000 for 2000. The reported income tax rate as a percentage of pretax income differs from the statutory combined federal and state tax rates of approximately 40% due primarily to (i) currently the effective tax rate of Diodes-China is approximately 12%, and deferred U.S. federal and state income taxes are not provided on these earnings, and (ii) deferred income tax benefits at a rate of 37.5% have been recognized on losses incurred at Diodes-FabTech.

     Minority interest in joint venture represents the minority investor’s share of the Diodes-China joint venture’s income for the period. The decrease in the joint venture earnings for 2001 is primarily the result of decreased gross profit margins due to excess capacity and demand-induced product mix changes. The joint venture investment is eliminated in consolidation of the Company’s financial statements, and the activities of Diodes-China are included therein. As of December 31, 2001, the Company had a 95% controlling interest in the joint venture.

     The Company generated net income of $124,000 (or $0.02 basic earnings per share and $0.01 diluted earnings per share) in 2001, as compared to $14,895,000 (or $1.85 basic earnings per share and $1.62 diluted earnings per share) for 2000. This $14,771,000 or 99.2% decrease is due primarily to the 19.6% sales decrease at gross profit margins of 14.9% compared to gross profit margins of 31.6% in 2000, partly offset by a decrease of $4,652,000 in operating expenses.

     Year 2000 Compared to Year 1999

     Net sales for 2000 increased $39,211,000 to $118,462,000 from $79,251,000 for 1999. The 49.5% increase was due primarily to (i) a 41.7% increase in units sold, as a result of an increased demand for the Company’s products, primarily in the Far East and (ii) sales of silicon wafers totaling $9,837,000, versus $4,005,000 in 1999. Diodes-China’s trade sales in 2000 were $6,610,000, compared to $3,389,000 in the same period last year. A 6.3% increase in the Company’s average selling price, primarily in the Far East, also contributed to increased sales.

     Gross profit for 2000 increased 78.7% to $37,427,000 from $20,948,000 for 1999. Of the $16,479,000 increase, $10,365,000 was due to the 49.5% increase in net sales while $6,113,000 was due to the increase in gross profit margin from 26.4% in 1999 to 31.6% in 2000. Manufacturing profit at Diodes-China at higher gross profit margins was the primary contributor to the increase, partially offset by an increase in the sale of wafers at a generally lower margin than then Company’s other products, as well as increased sales to larger distributors. Average selling prices in 2000 increased approximately 6.3%.

     For 2000, operating expenses, which includes SG&A and R&D, increased $5,285,000 to $18,955,000 from $13,670,000 for 1999. The 38.7% increase in operating expenses was due primarily to increases in management expenses at Diodes-China, higher Company-wide marketing and advertising expenses, increased sales commissions at Diodes-Taiwan, and additional sales and engineering personnel. As a percentage of sales, operating expenses decreased to 16.0% from 17.2% last year, primarily due to the 49.5% increase in net sales.

     Net interest expense for 2000 increased $648,000, due primarily to an increased use of the Company’s credit facility to support the expansion of Diodes-China versus the same period last year. The Company’s interest expense is primarily the result of the term loan by which the Company is financing (i) the investment in Diodes-China’s manufacturing facility and (ii) the acquisition of FabTech. Interest income is primarily the interest charged to FabTech for the first eleven months of 2000, under the Company’s formal loan agreement, as well as earnings on its cash balances.

     Other income for 2000 increased $319,000, compared to the prior year, due primarily to currency exchange gains at the Company’s subsidiaries in Taiwan and China.

     The Company’s overall effective tax rate decreased to 13.8% in 2000 from 19.3% in 1999. The decrease in the Company’s effective tax rate is due primarily to Diodes-China’s increased net income at a preferential tax rate of 0%.

     For the years ended December 31, 2000 and 1999, Diodes-Taiwan distributed dividends of approximately $2.6 million and $1.5 million, respectively, which is included in Federal and state taxable income for the respective years. Deferred taxes have been provided for all remaining undistributed earnings in excess of statutory permanent capital requirements of Diodes-Taiwan.

     In 2000, Diodes-China contributed to the Company’s profitability and, therefore, the $642,000 minority interest in joint venture represents the minority investor’s 5% share of the joint venture’s profit. The increase in the joint venture earnings for 2000 is primarily the result of increased sales. The joint venture investment is eliminated in consolidation of the Company’s financial statements and the activities of Diodes-China are included therein. As of December 31, 2000, the Company had a 95% controlling interest in the joint venture.

     The Company generated net income of $14,895,000 (or $1.85 basic earnings per share and $1.62 diluted earnings per share) in 2000, as compared to $5,569,000 (or $0.73 basic earnings per share and $0.68 diluted earnings per share) for 1999. This $9,326,000 or 167.5% increase is due primarily to the 49.5% sales increase at gross profit margins of 31.6% compared to gross profit margins of 26.4% in 1999.

Financial Condition

     Liquidity and Capital Resources

     The Company’s liquidity requirements arise from the funding of its working capital needs, primarily inventory, work-in-process and accounts receivable. The Company’s primary sources for working capital and capital expenditures are cash flow from operations, borrowings under the Company’s bank credit facilities and borrowings from principal stockholders. Any withdrawal of support from its banks or principal stockholders could have serious consequences on the Company’s liquidity. The Company’s liquidity is dependent, in part, on customers paying within credit terms, and any delays in payments or changes in credit terms given to major customers may have an impact on the Company’s cash flow. In addition, any abnormal product returns or pricing adjustments may also affect the Company’s source of short-term funding.

     Cash provided by operating activities in 2001 was $14.9 million compared to $10.2 million in 2000 and $8.0 million in 1999. The primary sources of cash flows from operating activities in 2001 were a decrease in inventories of $14.0 million and depreciation and amortization of $8.7 million. The primary sources of cash flows from operating activities in 2000 were net income of $14.9 million and depreciation and amortization of $5.0 million. The primary sources of cash flows from operating activities in 1999 were net income of $5.6 million and an increase in accounts payable of $5.3 million. The primary use of cash flows from operating activities in 2001 was a decrease in accrued liabilities of $3.5 million and an increase in deferred income taxes of $2.9 million. The primary use of cash flows from operating activities in 2000 was an increase in inventories of $9.3 million and an increase in accounts receivable of $2.2 million. The primary use of cash flows from operating activities in 1999 was an increase in accounts receivable of $5.4 million and an increase in inventories of $2.8 million.

     For the year ended December 31, 2001, accounts receivable decreased only 12.9% compared to the 19.6% decrease in sales due to a slowing trend in payments, primarily from major distributors and Far East customers. The Company continues to closely monitor its credit terms, while at times providing extended terms, required primarily by Far East customers. The ratio of the Company’s current assets to current liabilities on December 31, 2001 was 1.7 to 1, compared to a ratio of 1.4 to 1 and 1.7 to 1 as of December 31, 2000 and 1999, respectively.

     Cash used by investing activities was $8.5 million in 2001, compared to $21.4 million in 2000 and $9.3 million in 1999. The primary investment was for additional manufacturing equipment and expansion at the Diodes-China manufacturing facility, as well as the FabTech acquisition payments in 2000 and 2001.

     On December 1, 2000, the Company purchased all the outstanding capital stock of FabTech Incorporated, a 5-inch wafer foundry located in Lee’s Summit, Missouri from Lite-On Semiconductor Corporation (“LSC”), the Company’s largest stockholder. The acquisition purchase price consisted of approximately $6 million in cash and an earn-out of up to $30 million if FabTech meets specified earnings targets over a four-year period. In 2001, these earnings targets were not met, and, therefore, no earn-out was paid. In addition, FabTech was obligated to repay an aggregate of approximately $19 million, consisting of (i) approximately $13.6 million note payable to LSC, (ii) approximately $2.6 million note payable to the Company, and (iii) approximately $3.0 million note payable to a financial institution, which amount was repaid on December 4, 2000 with the proceeds of a capital contribution by the Company. The acquisition was financed internally and through bank credit facilities.

     In June 2001, as per the Company’s U.S. bank covenants, the Company was not permitted to make regularly scheduled principal and interest payments to LSC on the remaining $10.0 million payable related to the FabTech acquisition note, but was, however, able to renegotiate with LSC the terms of the note. Under the terms of the amended and restated subordinated promissory note, payments of approximately $417,000 plus interest are scheduled to begin again in July 2002. Provided the Company meets the terms of its U.S. bank’s expected new covenants, payments will be made to LSC. However, if the bank covenants are not met, the Company may be required to re-negotiate its indebtedness to LSC on such terms, if any, as LSC may find acceptable. The Company is currently in negotiations for new U.S. bank covenants.

     Cash used by financing activities was $2.5 million in 2001, as the Company reduced its overall debt, compared to cash provided by financing activities of $12.1 million in 2000 and $2.4 million in 1999. In 2001, the Company increased its credit facility to $46.3 million, encompassing one major U.S. bank, three banks in Mainland China and two in Taiwan. As of December 31, 2001, the total credit lines were $18.1 million, $25.0 million, and $3.2 million, for the U.S. facility secured by substantially all assets, the unsecured Chinese facilities, and the unsecured Taiwanese facilities, respectively. As of December 31, 2001, the available credit was $5.2 million, $15.5 million, and $1.5 million, for the U.S. facility, the Chinese facilities, and the Taiwanese facilities, respectively.

     The agreements have certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreements, and prohibit the payment of dividends. The Company was not in compliance with some of its U.S. bank covenants, primarily the minimum earnings covenant as of December 31, 2001, but has obtained a waver from the bank.

     The Company has used its credit facilities primarily to fund the expansion at Diodes-China and for the FabTech acquisition, as well as to support its operations. The Company believes that the continued availability of these credit facilities, together with internally generated funds, will be sufficient to meet the Company’s current foreseeable operating cash requirements.

     The Company has entered into an interest rate swap agreement with a major U.S. bank which expires November 30, 2004, to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to 25% of its long-term debt. The interest rate under the swap agreement is fixed at 6.8% and is based on the notional amount, which was $7.5 million at December 31, 2001. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. During fiscal 2001, variable interest rates decreased resulting in an interest rate swap liability of $147,000 as of December 31, 2001. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

     Total working capital increased approximately 14.5% to $19.8 million as of December 31, 2001, from $17.3 million as of December 31, 2000. The Company believes that such working capital position will be sufficient for foreseeable operations and growth opportunities. The Company’s total debt to equity ratio decreased to 1.02 at December 31,

2001, from 1.20 at December 31, 2000. It is anticipated that this ratio may increase should the Company use its credit facilities to fund additional inventory sourcing opportunities.

     The Company has no material plans or commitments for capital expenditures other than in connection with manufacturing expansion at Diodes-China, Diodes-FabTech equipment requirements, and the Company’s implementation of an Enterprise Resource Planning (“ERP”) software package. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share. Based upon plans for new product introductions, product mixes, capacity restraints on certain product lines and equipment upgrades, the Company expects that year 2002 capital expenditures for the manufacturing facilities will run $4.0 to $6.0 million, with an additional approximately $2.0 million for the ERP project.

     Inflation did not have a material effect on net sales or net income in fiscal years 1999 through 2001. A significant increase in inflation could affect future performance.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Foreign Currency Risk. The Company faces exposure to adverse movements in foreign currency exchange rates, primarily in Asia. The Company’s foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon the Company’s financial results. Certain of the Company’s assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar, the Japanese Yen, and the Hong Kong dollar. Because of the relatively small size of each individual currency exposure, the Company does not employ hedging techniques designed to mitigate foreign currency exposures. Therefore, the Company could experience currency gains and losses.

     Interest Rate Risk. The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company’s cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. The interest rate swap agreement applies to 25% of the Company’s long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

     Political Risk. The Company has a significant portion of its assets (57% in 2001 and 54% in 2000) in Mainland China and Taiwan. The possibility of political conflict between the two countries or with the United States could have an adverse impact upon the Company’s ability to transact business through these important business segments and to generate profits.

Item 8. Financial Statements and Supplementary Data

     See “Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K” for the Company’s Consolidated Financial Statements and the notes and schedules thereto filed as part of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Not Applicable.

PART III

     Item 10: Directors and Executive Officers of the Registrant, Item 11: Executive Compensation, Item 12: Security Ownership of Certain Beneficial Owners and Management, and Item 13: Certain Relationships and Related Transactions, are omitted since the Company intends to file a definitive proxy statement, in connection with its annual meeting of stockholders, with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s fiscal year ended December 31, 2001. The information required by those items is set forth in that proxy statement and such information is incorporated by reference in this Form 10-K.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Schedules

(1) Financial statements:

Page

Independent Auditors’ Report	26
Consolidated Balance Sheet at December 31, 2000 and 2001	27 to 28
Consolidated Statement of Income for the Years Ended December 31, 1999, 2000, and 2001	29
Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 1999, 2000, and 2001	30
Consolidated Statement of Cash Flows for the Years Ended December 31, 1999, 2000, and 2001	31 to 32
Notes to Consolidated Financial Statements	33 to 49

(2) Schedules:

Report of Independent Accountants on Financial Statements and Schedules	50
Schedule II — Valuation and Qualifying Accounts	51

(b)	Reports on Form 8-K

The Company filed a Form 8-K/A on February 9, 2001, and filed a Form 8-K on December 14, 2000 with the Securities and Exchange Commission regarding the FabTech acquisition.

(c)	Exhibits

See the Index to Exhibits at page 53 of this Annual Report on Form 10-K for exhibits filed or incorporated by reference.

(d)	Financial Statements of Unconsolidated Subsidiaries and Affiliates

Not Applicable.

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

MOSS ADAMS LLP

/s/ Moss Adams LLP
Los Angeles, California
January 25, 2002

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,	2000	2001

ASSETS
CURRENT ASSETS
Cash	$4,476,000	$8,103,000
Accounts receivable
Customers	19,723,000	16,250,000
Related parties	615,000	1,486,000
Other	26,000	—

	20,364,000	17,736,000
Allowance for doubtful accounts	(311,000)	(343,000)

	20,053,000	17,393,000
Inventories	31,788,000	17,813,000
Deferred income taxes	4,387,000	4,368,000
Prepaid expenses and other	686,000	954,000
Prepaid income taxes	—	312,000

Total current assets	61,390,000	48,943,000
PROPERTY, PLANT AND EQUIPMENT, net	45,129,000	44,925,000
DEFERRED INCOME TAXES, non-current	616,000	3,672,000
OTHER ASSETS
Goodwill, net	5,318,000	5,090,000
Other	497,000	628,000

Total assets	$112,950,000	$103,258,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31,	2000	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$7,750,000	$6,503,000
Accounts payable
Trade	10,710,000	6,098,000
Related parties	1,008,000	3,149,000
Accrued liabilities	8,401,000	5,062,000
Income taxes payable	1,370,000	—
Current portion of long-term debt
Related party	11,049,000	2,500,000
Other	3,811,000	5,833,000

Total current liabilities	44,099,000	29,145,000
LONG-TERM DEBT, net of current portion
Related party	2,500,000	7,500,000
Others	13,497,000	13,664,000
MINORITY INTEREST IN JOINT VENTURE	1,601,000	1,825,000
STOCKHOLDERS’ EQUITY
Class A convertible preferred stock - par value $1 per share; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — par value $.66 2/3 per share; 30,000,000 shares authorized; 9,201,663 shares in 2000 and 9,227,664 shares in 2001 issued and outstanding	6,134,000	6,151,000
Additional paid-in capital	7,143,000	7,310,000
Retained earnings	39,758,000	39,882,000

	53,035,000	53,343,000
Less:
Treasury stock - 1,075,672 shares of common stock, at cost	1,782,000	1,782,000
Accumulated other comprehensive loss	—	437,000

	1,782,000	2,219,000
Total stockholders’ equity	51,253,000	51,124,000

Total liabilities and stockholders’ equity	$112,950,000	$103,258,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,	1999	2000	2001

NET SALES	$79,251,000	$118,462,000	$95,233,000
COST OF GOODS SOLD	58,303,000	81,035,000	81,054,000

Gross profit	20,948,000	37,427,000	14,179,000
OPERATING EXPENSES
Research and development	—	141,000	592,000
Selling, general and administrative	13,670,000	18,814,000	13,711,000

Total operating expenses	13,670,000	18,955,000	14,303,000

Income (loss) from operations	7,278,000	18,472,000	(124,000)
OTHER INCOME (EXPENSES)
Interest income	316,000	392,000	59,000
Interest expense	(608,000)	(1,332,000)	(2,133,000)
Other	182,000	501,000	777,000

Income (loss) before income taxes and minority interest	7,168,000	18,033,000	(1,421,000)
INCOME TAX BENEFIT (PROVISION)	(1,380,000)	(2,496,000)	1,769,000

Income before minority interest	5,788,000	15,537,000	348,000
MINORITY INTEREST IN EARNINGS OF JOINT VENTURE	(219.000)	(642,000)	(224,000)

NET INCOME	$5,569,000	$14,895,000	$124,000

EARNINGS PER SHARE
Basic	$0.73	$1.85	$0.02

Diluted	$0.68	$1.62	$0.01

Number of shares used in computation
Basic	7,625,277	8,070,960	8,144,090

Diluted	8,204,168	9,221,949	8,880,603

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

	Common Stock

							Accumulated
				Common	Additional		other
		Shares in		stock in	paid in	Retained	comprehensive
	Shares	Treasury	Amount	treasury	capital	earnings	loss	Total

BALANCE
December 31, 1998	8,646,401	1,075,672	$5,764,000	$(1,782,000)	$4,103,000	$19,294,000	$—	$27,379,000
Exercise of stock options including $961,000 income tax benefit	361,756	—	242,000	—	1,783,000	—		2,025,000
Net income for the year ended December 31, 1999	—	—	—	—	—	5,569,000	—	5,569,000

BALANCE
December 31, 1999	9,008,157	1,075,672	6,006,000	(1,782,000)	5,886,000	24,863,000		34,973,000
Exercise of stock options including $1,048,000 income tax benefit	193,506	—	128,000	—	1,257,000	—		1,385,000
Net income for the year ended December 31, 2000	—	—	—	—	—	14,895,000	—	14,895,000

BALANCE
December 31, 2000	9,201,663	1,075,672	6,134,000	(1,782,000)	7,143,000	39,758,000	—	51,253,000
Comprehensive income, net of tax
Net income for the year ended December 31, 2001						124,000		124,000
Translation adjustments							(349,000)	(349,000)
Change in unrealized loss on derivative instruments net of tax of $59,000							(88,000)	(88,000)

Total comprehensive income								(313,000)
Exercise of stock options including $62,000 income tax benefit	26,001	—	17,000	—	167,000	—	—	184,000

BALANCE
December 31, 2001	9,227,664	1,075,672	$6,151,000	$(1,782,000)	$7,310,000	$39,882,000	$(437,000)	$51,124,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,	1999	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,569,000	$14,895,000	$124,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,787,000	5,003,000	8,670,000
Minority interest earnings	219,000	642,000	224,000
Loss on disposal of property, plant and equipment	45,000	13,000	239,000
Interest income accrued on advances to vendor	(195,000)	—	—
Changes in operating assets and liabilities
Accounts receivable	(5,437,000)	(2,161,000)	2,660,000
Inventories	(2,798,000)	(9,277,000)	13,975,000
Prepaid expenses and other	(240,000)	38,000	(399,000)
Deferred income taxes	(1,269,000)	(1,195,000)	(2,978,000)
Accounts payable	5,333,000	445,000	(2,471,000)
Accrued liabilities	2,361,000	267,000	(3,486,000)
Income taxes payable (refundable)	1,670,000	1,538,000	(1,620,000)

Net cash provided by operating activities	8,045,000	10,208,000	14,938,000

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of advances to related party vendor	658,000	—	—
Investment in subsidiary, net of cash acquired	—	(4,709,000)	—
Purchases of property, plant and equipment	(9,942,000)	(16,968,000)	(8,477,000)
Proceeds from sales of property, plant and equipment	1,000	288,000	—

Net cash used by investing activities	(9,283,000)	(21,389,000)	(8,477,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) on line of credit, net	2,425,000	1,496,000	(1,247,000)
Net proceeds from the issuance of common stock	983,000	337,000	122,000
Proceeds from long term debt	1,000,000	12,801,000	7,000,000
Repayments of long-term debt	(2,124,000)	(2,534,000)	(8,360,000)
Minority interest of joint venture in investment	96,000	—	—

Net cash provided (used) by financing activities	2,380,000	12,100,000	(2,485,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(349,000)

INCREASE IN CASH	1,142,000	919,000	3,627,000
CASH, beginning of year	2,415,000	3,557,000	4,476,000

CASH, end of year	$3,557,000	$4,476,000	$8,103,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED DECEMBER 31,	1999	2000	2001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$602,000	$1,243,000	$2,123,000

Income taxes	$1,171,000	$2,151,000	$2,992,000

Non-cash activities:
Tax benefit related to stock options credited to paid-in capital	$961,000	$1,048,000	$62,000

Assets acquired in purchase of FabTech:
Cash		$441,000
Accounts receivable		2,837,000
Inventory		5,936,000
Prepaid expenses and other		286,000
Deferred tax asset		1,962,000
Plant and equipment		$12,510,000

		$23,972,000

Liabilities assumed in purchase of FabTech:
Line of credit		$3,017,000
Accounts payable		1,736,000
Accrued liabilities		2,352,000
Income tax payable		2,000
Long-term debt		13,549,000

		$20,656,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Nature of operations — Diodes Incorporated and its subsidiaries manufacture and distribute discrete semiconductor devices to manufacturers in the communications, computing, electronics and automotive industries. The Company’s products include small signal transistors and MOSFETs, transient voltage suppressers (TVSs), zeners, Schottkys, diodes, rectifiers, bridges and silicon wafers. The products are sold primarily throughout North America and Asia.

     Principles of consolidation - The consolidated financial statements include the accounts of the parent company, Diodes Incorporated (Diodes-North America), its wholly-owned subsidiaries; Diodes Taiwan Corporation, Ltd. (Diodes-Taiwan) and FabTech, Inc. (FabTech or Diodes-FabTech); and its majority (95%) owned subsidiary, Shanghai KaiHong Electronics Co., Ltd. (Diodes-China). Diodes acquired FabTech on December 1, 2000. See Note 14 for a summary of the acquisition and proforma financial information.

All significant intercompany balances and transactions have been eliminated in consolidation.

     Revenue recognition - Revenue is recognized when the product is shipped to both end users and electronic component distributors. The Company reduces revenue in the period of sale for estimates of product returns and other allowances.

     In fiscal 2001, Diodes-China received high-technology grants from the local Chinese government of approximately $453,000. The grants are unrestricted and are available upon receipt to fund the operations of Diodes-China. The Company recognizes this grant income when received. Grants are reported within “other income” on the accompanying statements of income.

     Product warranty - The Company generally warrants its products for a period of one year from the date of sale. Warranty expense historically has not been significant.

     Inventories - Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

     Property, plant and equipment - Property, plant and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives, which range from 20 to 55 years for buildings and 3 to 10 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over 3 to 5 years.

     Goodwill — The excess of the cost of purchased companies over the fair value of the net assets at the dates of acquisition comprises goodwill. Goodwill is amortized using the straight-line method over 20 to 25 years. Amortization expense for the years ended December 31, 1999, 2000, and 2001 was $44,000, $62,000, and $280,000, respectively. As of December 31, 2000 and 2001, accumulated amortization was $194,000 and $474,000, respectively. Beginning in fiscal 2002, the Company plans to adopt SFAS 142 (“Goodwill and Other Intangible Assets”) which will require that goodwill and certain intangible assets no longer be amortized, but instead be tested for impairment at least annually.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     (Continued)

     Impairment on long-lived assets — Certain long-lived assets of the Company are reviewed at least annually as to whether their carrying values have become impaired in accordance with Statement of Financial Accounting Standards (SFAS) 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.” Management considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or the projected cash flows from related operations. As of December 31, 2001, the Company expects the remaining carrying value of assets to be recoverable.

     Income taxes - Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of the Company’s assets and liabilities. Income taxes are further explained in Note 7.

     Concentration of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk include trade accounts receivable. Credit risk is limited by the dispersion of the Company’s customers over various geographic areas, operating primarily in the electronics manufacturing and distribution industries. The Company performs on-going credit evaluations of its customers and generally requires no collateral from its customers. Historically, credit losses have not been significant.

     The Company maintains cash balances at major financial institutions in the United States, Taiwan, and China. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts at each institution in Taiwan are insured by the Central Deposit Insurance Company up to NT$1,000,000 (approximately US$29,000 as of December 31, 2001).

     Earnings per share - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury. Earnings per share is computed using the “treasury stock method” under Financial Accounting Standards Board Statement No. 128.

     For the year ended December 31, 2001, options exercisable for 1,379,000 shares of common stock have been excluded from the computation of diluted earnings per share because their effect is currently anti-dilutive.

     Stock split - On July 14, 2000, the Company effected a three-for-two stock split for shareholders of record as of June 28, 2000 in the form of a 50% stock dividend. All share and per share amounts in the accompanying financial statements and footnotes reflect the effect of this stock split.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     (Continued)

     Stock-based compensation — As permitted by SFAS 123, Accounting for Stock-Based Compensation, the Company continues to apply APB Opinion No. 25 (APB 25) and related interpretations in accounting for its stock option plans. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock. The new standard requires disclosure of the proforma effect on income as if the Company had adopted SFAS 123 (see Note 8).

     Derivative financial instrument - The Company uses an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. The interest rate swap agreement applies to 25% of the Company’s long-term debt and expires November 30, 2004. Market value of the swap as of December 31, 2001 is included in “Accumulated Other Comprehensive Income (Loss)”. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

     Beginning December 31, 2000, the Company adopted FAS 133. However, the effect of the adoption was insignificant as the Company held no derivative financial instruments as of December 31, 2000. During fiscal 2001 the Company entered into a swap agreement and variable interest rates decreased during the period resulting in an interest rate swap liability of $147,000 as of December 31, 2001.

     Functional currencies and foreign currency translation — Through its subsidiaries, the Company maintains operations in Taiwan and China. Through June 30, 2001, the functional currency of Diodes-Taiwan was the U.S. dollar. Effective July 1, 2001, the Company changed the functional currency of Diodes-Taiwan to the local currency (NT dollar) in Taiwan. As a result of this change, the translation of the balance sheet and statement of income of Diodes-Taiwan from the local currency into the reporting currency (US dollar) results in translation adjustments, the effect of which is reflected in the accompanying statement of comprehensive income and on the balance sheet as a separate component of shareholders’ equity. Included in net income are foreign currency exchange gains (losses) of approximately $(3,000), $266,000 and $74,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     (Continued)

     Comprehensive income — Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

     Recently issued accounting pronouncements and proposed accounting changes - During 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 144 (“Accounting for Impairment or Disposal of Long-Lived Assets”), and No. 143 (“Accounting for Asset Retirement Obligations”). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of SFAS 143 and SFAS 144 will have material impact on the financial statements.

     Also in 2001, the FASB issued SFAS No. 142 (“Goodwill and Other Intangible Assets”) and No. 141 (“Business Combinations”) which are effective for years after 2001. SFAS 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangible assets no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company intends to hire an independent appraiser to complete its step one transition assessment of goodwill. However, because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company’s financial statements, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     Reclassifications - Certain 2000 and 1999 amounts as well as unaudited quarterly financial data presented in the accompanying financial statements have been reclassified to conform with 2001 financial statement presentation.

NOTE 2 — INVENTORIES

	2000	2001

Finished goods	$20,473,000	$12,030,000
Work-in-progress	2,979,000	1,848,000
Raw materials	11,037,000	6,311,000

	34,489,000	20,189,000
Less: reserves	(2,701,000)	(2,376,000)

	$31,788,000	$17,813,000

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT

	2000	2001

Buildings and leasehold improvements	$2,534,000	$2,353,000
Construction in-progress	5,834,000	2,972,000
Machinery and equipment	46,934,000	57,767,000

	55,302,000	63,092,000
Less accumulated depreciation and amortization	(10,496,000)	(18,429,000)

	44,806,000	44,663,000
Land	323,000	262,000

	$45,129,000	$44,925,000

     The Company is in the process of implementing an Enterprise Resource Planning software system for which approximately $1,618,000 is capitalized within construction in-progress.

NOTE 4 — BANK CREDIT AGREEMENTS AND LONG-TERM DEBT

     Bank lines of credit-The Company maintains credit facilities with several financial institutions though its affiliated entities in the United States and Asia. The credit available under the various facilities as of December 31, 2001, totals $46,300,000, as follows:

		Outstanding at December 31,
2001
Credit Facility	Terms	2000	2001

$18,100,000	Collateralized by all assets, variable interest (LIBOR plus negotiated margin) due monthly	$18,500,000	$12,898,000
$25,000,000	Unsecured, interest at 2.4% to 5.6% due quarterly	250,000	9,483,000
$3,200,000	Unsecured, variable interest (prime plus .25%) due monthly	—	1,720,000

		18,750,000	24,101,000
Less: due after 12 months		(11,000,000)	(17,598,000)

		$7,750,000	$6,503,000

     One of the credit facilities contains certain covenants and restrictions which, among other matters, requires the maintenance of certain financial ratios and attainment of certain financial results. The Company failed to meet certain covenants in 2001 but has received a waiver from the lender.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

     During 2001, the average and maximum borrowings on revolving lines of credit were $3,522,000 and $7,278,000, respectively. The weighted average rate of interest and outstanding borrowings was 6.5% in 2001.

     Long-term debt - Long-term debt as of December 31 consists of the following:

	2000	2001

Loan payable to bank secured by buildings and land, monthly principal payments of NT$84,000 (approximately $3,000 U.S.) plus interest at 7% per annum. All amounts have been paid as of December 31, 2001.	$79,000	$—
Note payable to a customer for advances made to the Company. Amount to be repaid quarterly by price concessions, with any remaining balance due by February 2003, unsecured and interest-free.	2,458,000	1,899,000
Note payable to LSC, a major stockholder of the Company (see Note 10), due in equal monthly installments of $417,000 plus interest beginning July 31, 2002, through June 30, 2004. The unsecured note bears interest at LIBOR plus 1% and is subordinated to the interest of the Company’s primary lender.	13,549,000	10,000,000
Term note portion of $25,000,000 credit facility due in 2003.	—	7,000,000
Term note portion of $18,100,000 bank credit facility, secured by substantially all assets, due in aggregate monthly principal payments of $120,000 plus interest at LIBOR plus 2.1% through December 2002 and then $70,000 through December 2004.	14,771,000	3,098,000
Term note portion of $18,200,000 bank credit facility, secured by substantially all assets, due in aggregate monthly principal payments of $208,000 plus interest at 6.8% fixed by hedge contract through December 2004.	—	7,500,000

	30,857,000	29,497,000
Current portion	14,860,000	8,333,000

	$15,997,000	$21,164,000

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

     The aggregate maturities of long-term debt for future years ending December 31 are:

2002	$8,333,000
2003	15,336,000
2004	5,828,000

$29,497,000

     The Company has entered into an interest rate swap agreement with a bank, which expires November 30, 2004. The Company has entered into this agreement to hedge its interest exposure. The interest rate under the swap agreement is fixed at 6.8% and is based on the notional amount, which was $7,500,000 at December 31, 2001.

NOTE 5 — ACCRUED LIABILITIES

	2000	2001

Employee compensation and payroll taxes	$3,937,000	$1,777,000
Sales commissions	1,001,000	243,000
Refunds to product distributors	491,000	168,000
Other	2,045,000	1,484,000
Equipment purchases	927,000	1,390,000

	$8,401,000	$5,062,000

NOTE 6 — VALUATION OF FINANCIAL INSTRUMENTS

     The Company’s financial instruments include cash, accounts receivable, accounts payable, working capital line of credit, and long-term debt. The Company estimates the carrying amounts of all financial instruments described above with the exception of interest-free debt, to approximate fair value based upon current market conditions, maturity dates, and other factors. The fair value of interest-free debt of $1.9 million as of December 31, 2001 is approximately $2.0 million.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES

     The components of the income tax provisions are as follows:

	1999	2000	2001

Current tax provision (benefit)
Federal	$804,000	$1,376,000	$—
Foreign	1,845,000	2,314,000	1,132,000
State	—	1,000	1,000

	2,649,000	3,691,000	1,133,000
Deferred tax benefit	(1,269,000)	(1,195,000)	(2,902,000)

Total income tax provision (benefit)	$1,380,000	$2,496,000	$(1,769,000)

     Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 1999, 2000 and 2001 are as follows:

	1999		2000		2001

		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings	Amount	earnings	Amount	earnings

Federal tax	$2,363,000	34.0%	$6,131,000	34.0%	$(483,000)	34.0%
State franchise tax, net of federal benefit	403,000	5.8	1,046,000	5.8	(82,000)	5.8
Foreign income tax rate difference	(1,416,000)	(20.4)	(4,572,000)	(25.4)	(1,204,000)	84.7
Other	30,000	0.4	(109,000)	(0.6)	—	—

Income tax provision (benefit)	$1,380,000	19.8%	$2,496,000	13.8%	$(1,769,000)	124.5%

     In accordance with the current taxation policies of the People’s Republic of China (PRC), Diodes-China was granted preferential tax treatment for the years ended December 31, 1999 through 2003. Earnings were subject to 0% tax rates in 1999 and 2000, and 12% in 2001. Earnings in 2002 and 2003 will be taxed at 12% (one half the normal central government tax rate), and at normal rates thereafter. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2001.

     Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES (Continued)

     In accordance with United States tax law, the Company receives credit against its U.S. Federal tax liability for corporate taxes paid in Taiwan and China. The repatriation of funds from Taiwan and China to the Company may be subject to state income taxes. In the years ending December 31, 1999 and 2000, Diodes-Taiwan distributed dividends of approximately $1.5 million and $2.6 million respectively, which is included in Federal and state taxable income.

     As of December 31, 2001, accumulated and undistributed earnings of Diodes-China is approximately $21.5 million. The Company has not recorded deferred Federal or state tax liabilities (estimated to be $8.6 million) on these cumulative earnings since the Company considers its investment in Diodes-China to be permanent, and has no plans, intentions or obligation to distribute any part or all of that amount from China to the United States. The Company will record deferred tax liabilities on future earnings of Diodes-China to the extent such earnings may be appropriated for distribution to the Parent in the U.S.

     At December 31, 2000 and 2001, the Company’s deferred tax assets and liabilities are comprised of the following items:

	2000	2001

Deferred tax assets, current
Inventory cost	$1,653,000	$1,087,000
Accrued expenses and accounts receivable	1,039,000	552,000
Net operating loss carryforwards and other	1,695,000	2,729,000

	$4,387,000	$4,368,000

Deferred tax assets, non-current
Plant, equipment and intangible assets	$(3,128,000)	$(3,055,000)
Net operating loss carryforwards and other	3,744,000	6,727,000

	$616,000	$3,672,000

NOTE 8 — STOCK OPTION PLANS

     The Company has stock option plans for directors, officers, and employees, which provide for non-qualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for the incentive options) at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option. Approximately 1,030,000 shares were available for future grants under the plans as of December 31, 2001.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCK OPTION PLANS (Continued)

	Outstanding Options

		Exercise Price Per Share

			Weighted
	Number	Range	Average

Balance, December 31, 1998	1,921,751	$.58-7.50	$3.94
Granted	175,500	4.50-8.50	4.79
Exercised	(361,756)	.58-4.00	2.72
Canceled	(73,999)	3.33-6.67	4.79

Balance, December 31, 1999	1,661,496	1.25-8.50	4.28
Granted	512,100	14.88-23.92	22.16
Exercised	(193,506)	1.25-5.00	3.43
Canceled	(41,098)	5.00-23.92	12.17

Balance, December 31, 2000	1,938,992	1.25-23.92	8.90
Granted	226,200	6.23-8.32	8.27
Exercised	(26,001)	3.33-5.00	4.70
Canceled	(24,099)	6.67-23.92	19.93

Balance, December 31, 2001	2,115,092	$1.25-$23.92	$8.78

     As of December 31, 2001, approximately 1,718,000 of options granted were exerciseable. The following summarizes information about stock options outstanding at December 31, 2001:

	Range of exercise	Number	Weighted average	Weighted average
	prices	outstanding	remaining contractual life	exercise price

Plan 1	$1.25-$23.92	1,032,700	5.76 years	$9.22
Plan 2	$1.25-$23.92	1,017,392	5.97 years	$8.35
Plan 3	$8.32	65,000	9.58 years	$8.32

		2,115,092

     The Company also has an incentive bonus plan, which reserves shares of stock for issuance to key employees. As of December 31, 2001, 186,000 shares remain available for issuance under this plan. No shares were issued under this incentive bonus plan for years ended December 31, 1999 through 2001.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCK OPTION PLANS (Continued)

     Had compensation cost for the Company’s 1999, 2000, and 2001 options granted been determined consistent with SFAS 123, the Company’s net income and diluted earnings per share would approximate the proforma amounts below:

	As Reported	Proforma

1999 Net income	$5,569,000	$5,040,000
Diluted earnings per share	$.68	$.61

2000 Net income	$14,895,000	$11,797,000
Diluted earnings (loss) per share	$1.62	$1.28

2001 Net income	$124,000	$(3,031,000)
Diluted earnings per share	$.01	$(.34)

     The fair value of each option granted is estimated at the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of underlying stock and its expected volatility, expected dividends on the stock and the risk-free rate interest rate for the term of the option. The following is the average of the data used to calculate the fair value:

	Risk-free		Expected	Expected
December 31,	interest rate	Expected life	volatility	dividends

2001	5.00%	5 years	79.55%	N/A
2000	5.00%	5 years	98.44%	N/A
1999	5.00%	5 years	91.17%	N/A

NOTE 9 — RELATED PARTY TRANSACTIONS

     Lite-On Semiconductor Corporation — In July 1997, Vishay Intertechnology, Inc. (Vishay) and the Lite-On Group, a Taiwanese consortium, formed a joint venture — Vishay/Lite-On Power Semiconductor Pte., LTD. (Vishay/LPSC) — to acquire Lite-On Power Semiconductor Corp. (LPSC), a 38% shareholder of the Company and a member of the Lite-On Group of the Republic of China. The Lite-On Group is a leading manufacturer of power semiconductors, computer peripherals, and communication products.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS (Continued)

     In March 2000, Vishay agreed to sell its 65% interest in the Vishay/LPSC joint venture to the Lite-On Group, the 35% joint venture partner. Because of this transaction, the Lite-On Group, through LPSC, its wholly-owned subsidiary, indirectly owned approximately 38% of the Company’s common stock. In December 2000, LPSC merged with Dyna Image Corporation of Taipei, Taiwan. Dyna Image is the world’s largest manufacturer of Contact Image Sensors (CIS), which are used in fax machines, scanners, and copy machines. The combined company is now called Lite-On Semiconductor Corporation (LSC). The Company considers its relationship with LSC to be mutually beneficial and the Company and LSC will continue its strategic alliance as it has since 1991. The Company’s subsidiaries buy product from and sell product to LSC. Net sales to and purchases from LSC were as follows for years ended December 31:

	1999	2000	2001

Net sales	$1,064,000	$633,000	$7,435,000
Purchases	10,844,000	12,898,000	8,002,000

     As a result of the acquisition of FabTech from LSC (See Note 14), the Company is indebted to LSC in the amount of $10,000,000 as of December 31, 2001. Terms of the debt are indicated in Note 4. No interest expense is outstanding as of December 31, 2001 on this debt. As per the terms of the acquisition agreement, LSC has entered into a volume purchase agreement with FabTech pursuant to which LSC is obligated to purchase from FabTech, and FabTech is obligated to manufacture and sell to LSC, minimum and maximum quantities of wafers through December 2003.

     Other related parties- For the years ended December 31, 2000, and 2001, Diodes-China purchased approximately $1,970,000 and $1,097,000, respectively, of its inventory purchases from companies owned by its 5% minority shareholder.

     Accounts receivable from and accounts payable to related parties were as follows as of December 31:

	2000	2001

Accounts receivable
LSC	$490,000	$1,414,000
Other	125,000	72,000

	$615,000	$1,486,000

Accounts receivable
LSC	$712,000	$2,854,000
Other	296,000	295,000

	$1,008,000	$3,149,000

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — GEOGRAPHIC INFORMATION

     An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Vice President of Sales and Marketing, and Vice President of Operations. The Company operates in a single segment, discrete semiconductor devices, through its various manufacturing and distribution facilities.

     The Company’s operations include the domestic operations (Diodes and FabTech) located in the United States and the Asian operations (Diodes-Taiwan located in Taipei, Taiwan; and Diodes-China located in Shanghai, China).

     The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

	Asia	U.S.A.	Consolidated
2001
Total sales	$71,589,000	$55,728,000	$127,317,000
Intercompany sales	(28,978,000)	(3,106,000)	(32,084,000)

Net sales	$42,611,000	$52,622,000	$95,233,000

Assets	58,877,000	44,381,000	103,258,000
Deferred tax assets	111,000	7,929,000	8,040,000
2000
Total sales	$104,815,000	$67,127,000	$171,942,000
Intercompany sales	(50,781,000)	(2,699,000)	(53,480,000)

Net sales	$54,034,000	$64,428,000	$118,462,000

Assets	61,149,000	51,801,000	112,950,000
Deferred tax assets	134,000	4,869,000	5,003,000
1999
Total sales	$58,932,000	$47,688,000	$106,620,000
Intercompany sales	(23,903,000)	(3,466,000)	(27,369,000)

Net sales	$35,029,000	$44,222,000	$79,251,000

Assets	35,824,000	26,583,000	62,407,000
Deferred tax assets	70,000	1,776,000	1,846,000

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — COMMITMENTS and CONTINGENCIES

     Operating leases - The Company leases its offices, manufacturing plants and warehouses under operating lease agreements expiring through December 2010. The Company may, at its option, extend the lease for a five-year term upon termination. Rent expense amounted to approximately $327,000, $503,000, and $2,556,000, for the years ended December 31, 1999, 2000 and 2001, respectively.

     Future minimum lease payments under non-cancelable operating leases for years ending December 31 are:

2002	$2,460,000
2003	2,286,000
2004	2,166,000
2005	2,085,000
2006	2,094,000
Thereafter	4,177,000

$15,268,000

     Environmental matters - The Company has received a claim from one of its former U.S. landlords regarding potential groundwater contamination at a site in which the Company engaged in manufacturing from 1967 to 1973. The landlord has alleged that the Company may have some responsibility for cleanup costs. Investigations into the landlord’s allegations are ongoing. The Company does not anticipate that the ultimate outcome of this matter will have a material adverse effect on its financial condition.

NOTE 12 — EMPLOYEE BENEFITS PLAN

     The Company maintains a 401(k) profit sharing plan (the Plan) for the benefit of qualified employees at the North American locations. Employees who participate may elect to make salary deferral contributions to the Plan up to 17% of the employees’ eligible payroll. The Company makes a contribution of $1 for every $2 contributed by the participant up to 6% of the participant’s eligible payroll. In addition, the Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 1999, 2000, and 2001, the Company’s total contribution to the Plan was approximately $204,000, $307,000, and $97,000, respectively.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — MANAGEMENT INCENTIVE AGREEMENTS

     As part of the FabTech acquisition (see Note 14), the Company entered into management incentive agreements with several members of FabTech’s management. The agreements provide guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech and subject to a maximum annual amount. Future guaranteed and maximum payments provided for by the management incentive agreements for the years ended December 31, are:

	Guaranteed	Maximum Contingent	Total

2002	$375,000	$600,000	$975,000
2003	375,000	975,000	1,350,000
2004	375,000	1,200,000	1,575,000

	$1,125,000	$2,775,000	$3,900,000

     Any portion of the guaranteed and contingent liability paid by FabTech will be reimbursed by LSC.

NOTE 14 — BUSINESS ACQUISITION

     On December 1, 2000, Diodes purchased all of the outstanding capital stock of FabTech, Inc. from LSC (a 38% shareholder of Diodes, Inc.). FabTech operates a 5-inch silicon wafer foundry in Lee’s Summit, Missouri.

     The acquisition was accounted for using the purchase method of accounting, whereby the assets and liabilities acquired were recorded at their estimated fair values. The terms of the stock purchase required an initial cash payment of approximately $5,150,000, including acquisition costs, and the assumption of $19 million in debt (including a $2.5 million loan made by Diodes-North America to FabTech). In addition, the agreement provides for a potential earnout of up to $30 million based upon FabTech attaining certain earnings targets over the four year period immediately following the purchase. As a condition to the purchase agreement, certain officers and management of FabTech will receive a total of $2,475,000 over four years. Of this amount, $975,000 was accrued by FabTech as incentive compensation for services rendered prior to the acquisition. The remaining $1,500,000 will be accrued ratably over four years following the acquisition, subject to the terms of the management incentive agreements (see Note 13). The amount of cash paid to the seller at closing was reduced by $975,000, and any portion of the guaranteed and contingent liability to be paid by FabTech will be reimbursed by LSC.

     The excess of the purchase price over the fair value of assets acquired (goodwill) amounted to approximately $4,410,000, which is being amortized on the straight-line method over 20 years. Beginning in fiscal 2002, the Company plans to adopt SFAS 142 (“Goodwill and Other Intangible Assets”) which will require that goodwill and certain intangible assets no longer be amortized, but instead be tested for impairment at least annually.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — BUSINESS ACQUISITION (Continued)

     The results of operations of FabTech are included in the consolidated financial statements from the date of acquisition. The following represents the unaudited proforma results of operations as if Fab Tech had been acquired at the beginning of 1999 and 2000.

	Year Ended December 31,

	1999	2000

Net sales	$95,829,000	$138,821,000
Net income	4,487,000	14,211,000
Earnings per share
Basic	0.59	1.76
Diluted	0.55	1.54

     The proforma results do not represent the Company’s actual operating results had the acquisition been made at the beginning of 1999 or 2000.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

Fiscal 2001
Net Sales	$25,748,000	$21,001,000	$22,698,000	$25,786,000
Gross profit	4,121,000	4,044,000	2,419,000	3,595,000
Net income	521,000	525,000	(847,000)	(75,000
Earnings (loss) per share
Basic	0.06	0.06	(0.10)	(0.01)
Diluted	0.06	0.06	(0.10)	(0.01)

	Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

Fiscal 2000
Net Sales	$27,437,000	$32,600,000	$32,332,000	$26,093,000
Gross profit	8,437,000	10,489,000	11,121,000	7,380,000
Net income	3,140,000	4,320,000	4,650,000	2,785,000
Earnings per share
Basic	0.39	0.54	0.57	0.34
Diluted	0.34	0.46	0.50	0.31

	Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

Fiscal 1999
Net Sales	$16,032,000	$18,229,000	$21,750,000	$23,240,000
Gross profit	3,910,000	4,429,000	5,888,000	6,721,000
Net income	690,000	825,000	1,684,000	2,370,000
Earnings per share
Basic	0.09	0.11	0.22	0.30
Diluted	0.09	0.10	0.21	0.27

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries

     Our audits of the consolidated financial statements of Diodes Incorporated and Subsidiaries referred to in our report dated January 25, 2002 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

MOSS ADAMS LLP

/s/ Moss Adams LLP
Los Angeles, California
January 25, 2002

DIODES INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL A	COL B	COL C	COL D	COL E

		Additions
	Balance at	charged		Balance at
	beginning	to costs &		end of
Description	of period	expenses	Deductions	period

Year ended December 31,
1999
Allowance for doubtful accounts	$110,000	$187,000	$—	$297,000
Reserve for slow moving and obsolete inventory	912,000	1,528,000	622,000	1,818,000
2000
Allowance for doubtful accounts	$297,000	$22,000	$8,000	$311,000
Reserve for slow moving and obsolete inventory	1,818,000	1,445,000	562,000	2,701,000
2001
Allowance for doubtful accounts	$311,000	$51,000	$19,000	$343,000
Reserve for slow moving and obsolete inventory	2,701,000	2,117,000	2,442,000	2,376,000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ C.H. Chen C.H. CHEN President & Chief Executive Officer (Principal Executive Officer)	March 15, 2002

By: /s/ Carl Wertz CARL WERTZ Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	March 15, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on March 15, 2002.

/s/ Raymond Soong RAYMOND SOONG Chairman of the Board of Directors	/s/ C.H. Chen C.H. CHEN Director

/s/ Michael R. Giordano MICHAEL R. GIORDANO Director	/s/ M.K. Lu M.K. LU Director

/s/ Keh-Shew Lu KEH-SHEW LU Director	/s/ John M. Stich JOHN M. STICH Director

/s/ Shing Mao SHING MAO Director

/s/ Leonard M. Silverman LEONARD M. SILVERMAN Director

INDEX TO EXHIBITS

Sequential
Number	Description	Page Number

3.1	Certificate of Incorporation of Diodes Incorporated (the “Company”) dated July 29, 1968(1)
3.2	Amended By-laws of the Company dated August 14, 1987(2)
3.3	Amended Certificate of Incorporation of the Company dated June 12, 2000(25)
10.1	Stock Purchase and Termination of Joint Shareholder Agreement(3)
10.2	1994 Credit Facility Agreement between the Company and Wells Fargo Bank, National Association(4)
10.3*	Company’s 401(k) Plan — Adoption Agreement(5)
10.4*	Company’s 401(k) Plan — Basic Plan Documentation #03(5)
10.5*	Employment Agreement between the Company and Pedro Morillas(6)
10.6*	Company’s Incentive Bonus Plan(7)
10.7*	Company’s 1982 Incentive Stock Option Plan(7)
10.8*	Company’s 1984 Non-Qualified Stock Option Plan(7)
10.9*	Company’s 1993 Non-Qualified Stock Option Plan(7)
10.10*	Company’s 1993 Incentive Stock Option Plan(5)
10.11	$6.0 Million Revolving Line of Credit Note(8)
10.12	Credit Agreement between Wells Fargo Bank and the Company dated November 1, 1995(8)
10.13	KaiHong Compensation Trade Agreement for SOT-23 Product(9)
10.14	KaiHong Compensation Trade Agreement for MELF Product(10)
10.15	Lite-On Power Semiconductor Corporation Distributorship Agreement(11)
10.16	Loan Agreement between the Company and FabTech Incorporated(12)
10.17	KaiHong Joint Venture Agreement between the Company and Mrs. J.H. Xing(12)
10.18	Quality Assurance Consulting Agreement between LPSC and Shanghai KaiHong Electronics Company, Ltd.(13)
10.19	Loan Agreement between the Company and Union Bank of California, N.A.(13)
10.20	First Amendment to Loan Agreement between the Company and Union Bank of California, N.A.(14)
10.21	Guaranty Agreement between the Company and Shanghai KaiHong Electronics Co., Ltd.(14)
10.22	Guaranty Agreement between the Company and Xing International, Inc.(14)
10.23	Fifth Amendment to Loan Agreement(15)
10.24	Term Loan B Facility Note(15)
10.25	Bank Guaranty for Shanghai KaiHong Electronics Co., LTD(16)
10.26	Consulting Agreement between the Company and J.Y. Xing(17)
10.27	Software License Agreement between the Company and Intelic Software Solutions, Inc.(18)
10.28	Diodes-Taiwan Relationship Agreement for FabTech Wafer Sales(19)
10.29	Separation Agreement between the Company and Michael A. Rosenberg(20)
10.30	Stock Purchase Agreement dated as of November 28, 2000, among Diodes Incorporated, FabTech, Inc. and Lite-On Power Semiconductor Corporation(24)
10.31	Volume Purchase Agreement dated as of October 25, 2000, between FabTech, Inc. and Lite-On Power Semiconductor Corporation(24)
10.32	Credit Agreement dated as of December 1, 2000, between Diodes Incorporated and Union Bank of California(24)
10.33	Subordination Agreement dated as of December 1, 2000, by Lite-On Power Semiconductor Corporation in favor of Union Bank of California(24)
10.34	Subordinated Promissory Note in the principal amount of $13,549,000 made by FabTech, Inc. payable to Lite-On Power Semiconductor Corporation(24)
10.35	Amended and Restated Subordinated Promissory Note between FabTech, Inc. and Lite-On Semiconductor Corp.(26)
10.36	Diodes Incorporated Building Lease — Third Amendment(29)
10.37	Document of Understanding between the Company and Microsemi Corporation(29)
10.38	Swap Agreement between the Company and Union Bank of California
10.39	First Amendment and Waver between the Company and Union Bank of California
10.40	Second Amendment and Waver between the Company and Union Bank of California
10.41	Banking Agreement between Diodes-China and Everbright Bank of China
10.42	Banking Agreement between Diodes-China and Agricultural Bank of China
10.43	Banking Agreement between Diodes-Taiwan and Farmers Bank of China
10.44	Audit Committee Charter(30)
10.45	2001 Omnibus Equity Incentive Plan(30)
11	Statement regarding Computation of Per Share Earnings
21	Subsidiaries of the Registrant

Sequential
Number	Description	Page Number

23.1	Consent of Independent Public Accountants
99.1	Press Release; Diodes Comments On Vishay/LPSC Announcement(21)
99.2	Press Release; Diodes Incorporated Announces Appointment Of New President and Chief Executive Officer(21)
99.3	Press Release; Diodes Incorporated To Invest Additional $9 Million In Manufacturing Facility(21)
99.4	Press Release; Diodes Incorporated Reports Record Quarterly Revenues and Earnings(21)
99.5	Press Release; Diodes Incorporated Retains Coffin Communications Group As Investor Relations Counsel(22)
99.6	Press Release; John M. Stich Appointed To Board Of Diodes Incorporated(22)
99.7	Press Release; C.H. Chen Addresses Diodes Shareholders at Annual Meeting(22)
99.8	Press Release; Diodes, Inc. Announces Move to NASDAQ and Declares Three-for-Two Stock Split(22)
99.9	Press release; Diodes, Inc. to Trade Ex-Dividend of Three-for-Two Stock Split(22)
99.10	Press release; Diodes, Inc. Posts Record Results for Second Quarter 2000 — Net Income Up 424%(22)
99.11	Press release; Diodes, Inc. Launches Next Generation Product Lines(23)
99.12	Press release; Forbes Magazine Names Diodes, Inc. One of 200 Best Small Companies in U.S.(23)
99.13	Press release; Diodes, Inc. Announces Conference Call To Discuss Q3 Financial Results(23)
99.14	Press release; Diodes, Inc. to Acquire Wafer Fab(23)
99.15	Press release; Diodes, Inc. Reports Record Third Quarter Earnings(23)
99.16	Press release; Diodes, Inc. Announces Conference Call To Discuss Year End and Q4 Financial Results(27)
99.17	Opinion of Duff & Phelps, LLP dated November 28, 2000(24)
99.18	Press release; Diodes, Inc. Announces Successful Completion of FabTech Acquisition(24)
99.19	Press release; Diodes Manufacturing Receives Environmental Management Certification ISO-14001(27)
99.20	Press release; Diodes Incorporated Comments on First-Quarter Outlook(27)
99.21	Press release; Diodes, Inc. Reports Fourth Quarter and Record Year End Results(27)
99.22	Press release; Diodes, Inc. Introduces Low Barrier Schottky Rectifier(28)
99.23	Press release; Diodes, Inc. Announces Conference Call To Discuss First Quarter FY 2001 Financial Results(28)
99.24	Press release; Diodes, Inc. Reports First Quarter 2001 Results(28)
99.25	Press release: Diodes Incorporated Expands into European Market(26)
99.26	Press release: Diodes Incorporated Appoints Dr. Keh-Shew Lu to Board of Directors(26)
99.27	Press release: Diodes Incorporated Ranked Among Fortune’s Fastest Growing Small Businesses(26)
99.28	Press release: Diodes, Inc. Announces Conference Call to Discuss Second Quarter Financial Results(26)
99.29	Press release: Diodes, Inc. Reports Second Quarter 2001 Results(26)
99.30	Press release: Diodes Incorporated Ranked Among Fortune’s Fastest Growing Small Businesses(26)
99.31	Press release: Diodes Incorporated Among Fastest-Growing Technology Companies in Deloitte & Touche Fast 50 Program(26)
99.32	Press release: Diodes, Inc. Launches Compact 4-Line Array Schottky Bus Terminator for High-Speed Data Systems(26)
99.33	Press release: Diodes Incorporated Announces Alliance with Microsemi Corporation(29)
99.34	Press release: Diodes, Inc. Announces Conference Call To Discuss Third Quarter Financial Results(29)
99.35	Press release: Diodes Incorporated Reports Third-Quarter 2001 Results(29)
99.36	Press release: Diodes Incorporated Announces Development of High-Precision Zener Diode Process(29)
99.37	Press release: Diodes Incorporated Announces New SOT-523 Product Line(29)
99.38	Press release: Diodes, Inc. Announces Conference Call To Discuss Year End and Q4 Financial Results
99.39	Press release: Diodes Incorporated Announces New SOT-523 Product Line
99.40	Press release: Diodes Incorporated Announces Development of High-Precision Zener Diode Process
99.41	Press release: Diodes Incorporated Reports Year End 2001 Results
99.42	Press release: Diodes, Inc. Launches POWERMITE®3 Product Line With High-Efficiency Schottky Barrier Rectifier
99.43	Press release: Diodes Incorporated Opens Hong Kong Office

(1)	Previously filed as Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1981, which is hereby incorporated by reference.

(2)	Previously filed as Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1988, which is hereby incorporated by reference.

(3)	Previously filed with the Company’s Form 8-K, filed with the Commission on July 1, 1994, which is hereby incorporated by reference.

(4)	Previously filed as Exhibit 10.4 to Form 10-KSB/A filed with the Commission for fiscal year ended December 31, 1993, which is hereby incorporated by reference.

(5)	Previously filed with Company’s Form 10-K, filed with the Commission on March 31, 1995, which is hereby incorporated by reference.

(6)	Previously filed as Exhibit 10.6 to Form 10-KSB filed with the Commission on August 2, 1994, for the fiscal year ended December 31, 1993, which is hereby incorporated by reference.

(7)	Previously filed with Company’s Form S-8, filed with the Commission on May 9, 1994, which is hereby incorporated by reference.

(8)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 14, 1995, which is hereby incorporated by reference.

(9)	Previously filed as Exhibit 10.2 to Form 10-Q/A, filed with the Commission on October 27, 1995, which is hereby incorporated by reference.

(10)	Previously filed as Exhibit 10.3 to Form 10-Q/A, filed with the Commission on October 27, 1995, which is hereby incorporated by reference.

(11)	Previously filed as Exhibit 10.4 to Form 10-Q, filed with the Commission on July 27, 1995, which is hereby incorporated by reference.

(12)	Previously filed with Company’s Form 10-K, filed with the Commission on April 1, 1996, which is hereby incorporated by reference.

(13)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 15, 1996, which is hereby incorporated by reference.

(14)	Previously filed with Company’s Form 10-K, filed with the Commission on March 26, 1997, which is hereby incorporated by reference.

(15)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 11, 1998, which is hereby incorporated by reference.

(16)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 11, 1998, which is hereby incorporated by reference.

(17)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 11, 1998, which is hereby incorporated by reference.

(18)	Previously filed with Company’s Form 10-K, filed with the Commission on March 26, 1999, which is hereby incorporated by reference.

(19)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 10, 1999, which is hereby incorporated by reference.

(20)	Previously filed with Company’s Form 10-K, filed with the Commission on March 28, 2000, which is hereby incorporated by reference.

(21)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 10, 2000, which is hereby incorporated by reference.

(22)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 4, 2000, which is hereby incorporated by reference.

(23)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 13, 2000, which is hereby incorporated by reference.

(24)	Previously filed with Company’s Form 8-K, filed with the Commission on December 14, 2000, which is hereby incorporated by reference.

(25)	Previously filed with Company’s Definitive Proxy Statement, filed with the Commission on May 1, 2000, which is hereby incorporated by reference.

(26)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 7, 2001, which is hereby incorporated by reference.

(27)	Previously filed with Company’s Form 10-K, filed with the Commission on March 28, 2001, which is hereby incorporated by reference.

(28)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 11, 2001, which is hereby incorporated by reference.

(29)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 2, 2001, which is hereby incorporated by reference.

(30)	Previously filed with Company’s Definitive Proxy Statement, filed with the Commission on April 27, 2001, which is hereby incorporated by reference.

*	Constitute management contract, compensatory plans and arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.