Form 10-Q
period 2002-03-31
DIODES INC /DEL/
filed 2002-05-15
CIK 29002

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ----- --------------

The number of shares of the registrant's Common Stock, $0.66 2/3 par value, outstanding as of May 10, 2002 was 9,250,664, including 1,075,672 shares of treasury stock.





                                          PART I - FINANCIAL INFORMATION

                                    Item 1 - Consolidated Financial Statements


                                       DIODES INCORPORATED AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEET


                                                      ASSETS


                                                                              December 31,             March 31,
                                                                                  2001                    2002
                                                                           -------------------     -------------------
                                                                                                      (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                    $ 8,103,000             $ 6,113,000
     Accounts receivable
         Customers                                                                 16,250,000              16,814,000
         Related parties                                                            1,486,000               4,232,000
                                                                           -------------------     -------------------
                                                                           -------------------     -------------------
                                                                                   17,736,000              21,046,000
         Less:  Allowance for doubtful receivables                                    343,000                 325,000
                                                                           -------------------     -------------------
                                                                                   17,393,000              20,721,000

     Inventories                                                                   17,813,000              14,557,000
     Deferred income taxes, current                                                 4,368,000               4,368,000
     Prepaid expenses, income taxes and other current assets                        1,266,000               1,843,000
                                                                           -------------------     -------------------
                                                                           -------------------     -------------------

                  Total current assets                                             48,943,000              47,602,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization                                   44,925,000              46,430,000

DEFERRED INCOME TAXES, non-current                                                  3,672,000               3,723,000

OTHER ASSETS
     Goodwill, net                                                                  5,090,000               5,090,000
     Other                                                                            628,000                 937,000
                                                                           -------------------     -------------------

TOTAL ASSETS                                                                    $ 103,258,000           $ 103,782,000
                                                                           ===================     ===================



The accompanying notes are an integral part of these financial statements.





                                       DIODES INCORPORATED AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEET

                                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                December 31,             March 31,
                                                                                    2001                   2002
                                                                              ------------------     ------------------
                                                                                                        (Unaudited)
CURRENT LIABILITIES
     Line of credit                                                                 $ 6,503,000            $ 3,300,000
     Accounts payable
         Trade                                                                        6,098,000              8,247,000
         Related parties                                                              3,149,000              3,309,000
     Accrued liabilities                                                              5,062,000              5,456,000
     Current portion of long-term debt
         Related party                                                                2,500,000              2,500,000
         Other                                                                        5,833,000              8,608,000
     Current portion of capital lease obligations                                            --                114,000
                                                                              ------------------     ------------------
                  Total current liabilities                                          29,145,000             31,534,000

LONG-TERM DEBT, net of current portion
         Related party                                                                7,500,000              7,500,000
         Other                                                                       13,664,000              8,431,000

CAPITAL LEASE OBLIGATIONS, net of current portion                                            --              2,633,000

MINORITY INTEREST IN JOINT VENTURE                                                    1,825,000              1,864,000

STOCKHOLDERS' EQUITY
     Class A convertible preferred stock - par value $1.00 per share; 1,000,000 shares authorized;
         no shares issued and outstanding                                                    --                     --
     Common stock - par value $0.66 2/3 per share;
         30,000,000 shares authorized; 9,227,664 and 9,242,664
         shares issued and outstanding at December 31, 2001
         and March 31, 2002, respectively                                             6,151,000              6,161,000
     Additional paid-in capital                                                       7,310,000              7,762,000
     Retained earnings                                                               39,882,000             40,090,000
                                                                              ------------------     ------------------
                                                                              ------------------     ------------------
                                                                                     53,343,000             54,013,000
     Less:
         Treasury stock - 1,075,672 shares of common stock, at cost                   1,782,000              1,782,000
         Accumulated other comprehensive loss                                           437,000                411,000
                                                                              ------------------     ------------------
                                                                                      2,219,000              2,193,000

                  Total stockholders' equity                                         51,124,000             51,820,000
                                                                              ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 103,258,000          $ 103,782,000
                                                                              ==================     ==================

The accompanying notes are an integral part of these financial statements.





                                       DIODES INCORPORATED AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                    (Unaudited)


                                                                        Three Months Ended
                                                                             March 31,
                                                             ------------------------------------------
                                                                    2001                   2002
                                                             -------------------    -------------------

      Net sales                                                    $ 25,748,000         $  26,924,000
      Cost of goods sold                                             21,627,000            22,572,000
                                                             -------------------    -------------------

           Gross profit                                              4,121,000              4,352,000

      Research and development expenses                                139,000                313,000
      Selling, general and administrative expenses                   3,045,000              3,765,000
                                                             -------------------    -------------------
           Total operating expenses                                  3,184,000              4,078,000

           Income from operations                                       937,000               274,000

      Other income (expense)
           Interest income                                              66,000                  8,000
           Interest expense                                           (740,000)              (346,000)
           Other                                                       (96,000)                16,000
                                                             -------------------    -------------------
                                                                      (770,000)              (322,000)

      Income before income taxes and minority interest                 167,000                (48,000)

      Income tax benefit                                               429,000                295,000
                                                             -------------------    -------------------
                                                             -------------------    -------------------

      Income before minority interest                                  596,000                 247,000

      Minority interest in joint venture earnings                      (75,000)                (39,000)
                                                             -------------------    -------------------

      Net income                                                   $   521,000          $     208,000
                                                             ===================    ===================

      Earnings per share
           Basic                                                   $      0.06          $        0.03
                                                             ===================    ===================
                                                             ===================    ===================
           Diluted                                                 $      0.06          $        0.02
                                                             ===================    ===================

      Weighted average shares outstanding
           Basic                                                     8,132,559              8,165,325
                                                             ===================    ===================
                                                             ===================    ===================
           Diluted                                                   9,029,628              8,774,016
                                                             ===================    ===================


The accompanying notes are an integral part of these financial statements.






                                       DIODES INCORPORATED AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                       ---------------------------------------
                                                                                             2001                 2002
                                                                                       -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                         $     521,000       $      208,000
     Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                                      2,083,000            2,280,000
         Minority interest earnings                                                            75,000               39,000
     Changes in operating assets:
         Accounts receivable                                                               (2,430,000)          (3,328,000)
         Inventories                                                                        5,013,000            3,256,000
         Prepaid expenses, taxes and other assets                                            (988,000)            (937,000)
     Changes in operating liabilities:
         Accounts payable                                                                  (2,801,000)           2,309,000
         Accrued liabilities                                                               (2,517,000)             394,000
         Income taxes payable                                                                 407,000                   --
                                                                                       -----------------    ------------------

              Net cash provided (used) by operating activities                               (637,000)           4,221,000
                                                                                       -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                                             (2,801,000)          (1,038,000)
                                                                                       -----------------    ------------------

              Net cash used by investing activities                                        (2,801,000)          (1,038,000)
                                                                                       -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on (repayments of) line of credit, net                                        2,966,000           (3,203,000)
     Proceeds from the issuance of capital stock                                               58,000               87,000
     Repayments of long-term obligations                                                     (495,000)          (2,458,000)
     Proceeds from majority shareholder contract reimbursement                                     --              375,000
     Other                                                                                     26,000                   --
                                                                                       -----------------    ------------------

              Net cash provided (used) by financing activities                              2,555,000           (5,199,000)
                                                                                       -----------------    ------------------

EFFECT OF EXCHANGE RATE AND INTEREST RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                                                     --               26,000

DECREASE IN CASH                                                                             (883,000)          (1,990,000)

CASH AT BEGINNING OF PERIOD                                                                 4,476,000            8,103,000
                                                                                       -----------------    ------------------

CASH AT END OF PERIOD                                                                   $   3,593,000       $    6,113,000
                                                                                       =================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the period for:
        Interest                                                                        $     674,000       $      318,000
                                                                                       =================    ==================
        Income taxes                                                                    $     190,000       $      108,000
                                                                                       =================    ==================
     Non-cash acquisitions of property, plant and equipment                             $          --       $    2,785,000
                                                                                       =================    ==================
                    The accompanying notes are an integral part of these
financial statements.





                      DIODES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - Basis of Presentation



                    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                    The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiaries, Diodes Taiwan Co., Ltd. ("Diodes-Taiwan") and Diodes-Hong Kong Ltd. (Diodes-Hong Kong), the accounts of Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China") in which the Company has a 95% interest, and the accounts of FabTech Incorporated ("FabTech" or "Diodes-FabTech"), which the Company acquired in December 2000. All significant intercompany balances and transactions have been eliminated.

NOTE B - Recently Issued Accounting Pronouncements

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

                    The Company has applied the new rules on accounting for goodwill beginning in the first quarter of 2002. An independent appraiser hired by the Company, performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has determined that the goodwill is fully recoverable. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income, net of tax, of approximately $165,000 ($0.02 per share) per year.

                                                                  Three Months Ended
                                                                       March 31,
                                                       ------------------------------------------
                                                              2001                   2002
                                                       -------------------    -------------------
Reported net income                                             $ 521,000            $  208,000
    Add:  Goodwill amortization, net of tax                        42,000                    --
                                                       -------------------    -------------------
                                                       -------------------    -------------------
    Adjusted net income                                         $ 563,000            $  208,000
                                                       ===================    ===================
                                                       ===================    ===================

Diluted earnings per common share:
    Reported net income                                         $   0.06             $     0.02
    Add:  Goodwill amortization, net of tax                     $   0.00                     --
                                                       -------------------    -------------------
                                                       -------------------    -------------------
    Adjusted diluted earnings per common share                  $   0.06             $     0.02
                                                       ===================    ===================


NOTE C - Functional Currencies, Comprehensive Loss and Foreign Currency Translation

                    Until June 30, 2001, the functional currency of Diodes-Taiwan was the U.S. dollar. Effective July 1, 2001, the Company changed the functional currency of Diodes-Taiwan to the local currency in Taiwan. As a result of this change, the translation of the balance sheet and statement of income of Diodes-Taiwan from the local currency into the reporting currency (US dollar) results in translation adjustments.

                    The Company believes this reporting change most appropriately reflects the current economic facts and circumstances of the operations of Diodes-Taiwan. The Company continues to use the U.S. dollar as the functional currency at Diodes-China and Diodes-Hong Kong, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, the Company will periodically assess its position with respect to the functional currency of Diodes-China and Diodes-Hong Kong.

                    The Company has entered into an interest rate swap agreement with a major U.S. bank which expires November 30, 2004, to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to 25%of its long-term debt.

                    The effect of the translation adjustments and swap agreement results in a change in accumulated other comprehensive loss of $26,000 for the three months ended March 31, 2002, and is reflected on the balance sheet as a separate component of shareholders' equity. There was no other comprehensive loss for the three months ended March 31, 2001.



NOTE D - Inventories

                  Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

                            December 31,           March 31,
                                2001                 2002
                           ----------------     ----------------
                           ----------------     ----------------
Finished goods                $ 12,030,000          $ 9,364,000
Work-in-progress                 1,848,000            1,825,000
Raw materials                    6,311,000            5,765,000
                           ----------------     ----------------
                           ----------------     ----------------
                                20,189,000           16,954,000
Less:  Reserves                (2,376,000)          (2,397,000)
                           ----------------     ----------------
                           ----------------     ----------------
Net inventory                 $ 17,813,000         $ 14,557,000
                           ================     ================

NOTE E - Income Taxes

                    The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, the Company has recorded a net deferred tax asset of $8.1 million resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and certain expense accruals, which are not currently deductible for income tax purposes.

                    The reported income tax rate as a percentage of pretax income differs from the statutory combined federal and state tax rates of approximately 40%. The primary reasons for this difference are: (i) currently the effective tax rate of Diodes-China is approximately 12%, and as discussed below, deferred U.S. federal and state income taxes are currently not provided on these earnings, and (ii) deferred income tax benefits at a rate of 37.5% have been recognized on losses incurred at Diodes-FabTech.

                    In accordance with the current taxation policies of the People's Republic of China, Diodes-China was granted preferential tax treatment for the years ended December 31, 1999 through 2003. Earnings were subject to 0% tax rates in 1999 and 2000, and 12% in 2001. Earnings in 2002 and 2003 will be taxed at 12% (one half the normal central government tax rate), and at normal rates thereafter. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2001 and in the first quarter of 2002, and current indications are that the local tax will be waived for the remainder of 2002.

                    Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations.

                    As of March 31, 2002, accumulated and undistributed earnings of Diodes-China is approximately $22.3 million. The Company has not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considers this investment to be permanent, and has no plans, intentions or obligation to distribute all or part of that amount from China to the United States. The Company is, however, evaluating the need to provide deferred taxes for the future earnings of Diodes-China to the extent such earnings may be appropriated for distribution to Diodes-North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company's North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company's foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

NOTE F - Geographic Segments

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

                    The Company's operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Diodes-China located in Shanghai, China; and Diodes-Hong Kong). For reporting purposes, European operations, which account for approximately 2% of total sales, are consolidated into the domestic operations.

                    The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.



                                                                                        Consolidated
       Three Months Ended                Far East             North America               Segments
         March 31, 2002               ----------------    -----------------------    --------------------
                                      ----------------    -----------------------    --------------------
Total sales                           $  21,195,000          $   14,824,000             $   36,019,000
Inter-company sales                      (8,568,000)               (527,000)                (9,095,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $   12,627,000         $   14,297,000             $   26,924,000

Assets                                $  58,167,000          $   45,615,000             $ 103,782,000
Deferred tax assets                   $       110,000        $    7,981,000             $     8,091,000
                                      ================    =======================    ====================



                                                                                        Consolidated
       Three Months Ended                Far East             North America               Segments
         March 31, 2001               ----------------    -----------------------    --------------------
                                      ----------------    -----------------------    --------------------

Total sales                           $  16,726,000          $   16,128,000             $   32,854,000
Inter-company sales                      (6,773,000)               (333,000)                (7,106,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $   9,953,000          $   15,795,000             $   25,748,000

Assets                                $  63,054,000          $   48,336,000             $  111,390,000
Deferred tax assets                   $     135,000          $    5,894,000             $    6,029,000
                                      ================    =======================    ====================


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

                    In addition to the Company's corporate headquarters in Westlake Village, California, which provides sales, marketing, engineering and warehousing functions, the Company's wholly-owned subsidiary, Diodes Taiwan Corporation, Ltd. ("Diodes-Taiwan"), maintains a sales, engineering and purchasing facility in Taipei, Taiwan. The Company also has a 95% interest in Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China" or "KaiHong"), a manufacturing facility in Shanghai, China, with sales offices in Shanghai and Shenzhen, China, and a sales, warehousing and logistics subsidiary in Hong Kong ("Diodes-Hong Kong"). In addition, in December 2000, the Company acquired FabTech Incorporated ("Diodes-FabTech" or "FabTech"), a silicon wafer manufacturer located near Kansas City, Missouri. An office in Toulouse, France supports the Company's European sales expansion.

                    Sales. The Company's products are sold primarily in North America and the Far East, both directly to end users and through electronic component distributors. In the first quarter of 2002, 53% of the Company's products were sold in North America, while 47% were sold in the Far East. This compares to 55% and 45% for the year 2001, respectively, and 54% and 46% for the year 2000, respectively. An increase in the percentage of sales in the Far East is expected as the Company significantly increases its sales presence there and believes there is greater potential to increase market share in that region due to the expanding base of electronics manufacturers.

                    The Company sells direct to OEM customers as well as to distributors of electronic components. In the first quarter of 2002, 66% of the Company's sales were direct, while 34% were to distributors. This compares to 68% and 32%, respectively, for the year 2001, and 52% and 48%, respectively, for the year 2000.

                    Beginning in 1998, the Company significantly increased the amount of product shipped to larger distributors. Although these sales were significant in terms of total sales dollars and gross margin dollars, they generally were under agreements that resulted in lower gross profit margins for the Company when compared to sales to smaller distributors and OEM customers. As the consolidation of electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to the larger distributors, and thus, may result in lower gross profit margins for this sales channel.

                    Reporting Segments. For financial reporting purposes, the Company is deemed to engage in one industry segment - discrete semiconductors. The Company has separated its operations into geographical areas: North America and the Far East. North America includes the corporate offices in Southern California ("Diodes-North America") as well as FabTech, Inc. ("FabTech" or "Diodes-FabTech"), the 5-inch wafer foundry located in Missouri. For reporting purposes, the North American region includes European sales as well, which account for approximately 2% of total sales. Diodes-North America procures and distributes products primarily throughout North America and provides management, warehousing, engineering and logistics functions. Diodes-FabTech manufactures silicon wafers for sale to its customer base, as well as for use by Diodes-China. The Far East includes the operations of Diodes-Taiwan, Diodes-China and Diodes-Hong Kong. Diodes-China manufactures product for, and distributes product to, Diodes-North America, Diodes-Taiwan and Diodes-Hong Kong, as well as directly to end customers. Diodes-Taiwan procures product from, and distributes product primarily to, customers in Taiwan, Korea and Singapore. Diodes-Hong Kong sells to customers primarily in Hong Kong and China.

                    LSC. Lite-On Semiconductor Corporation ("LSC"), formerly Lite-On Power Semiconductor Corporation ("LPSC"), is the Company's largest stockholder, holding approximately 37.5% of the outstanding shares. LSC is a member of The Lite-On Group of companies of the Republic of China. The Lite-On Group, with worldwide sales of approximately $4.5 billion, is a leading manufacturer of power semiconductors, computer peripherals and communication products. C.H. Chen, the Company's President and Chief Executive Officer, is also Vice Chairman of LSC.

                    For the year 2001, the Company sold silicon wafers to LSC totaling 7.7% of the Company's sales (15.2% in the first quarter of 2002), making LSC the Company's largest customer. Also for the year 2001, 15.2% of the Company's sales were from discrete semiconductor products purchased from LSC (13.5% in the first quarter of 2002), making LSC the Company's largest outside vendor. All such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                    In addition, in December 2000, the Company acquired FabTech from LSC. As part of the purchase price, at March 31, 2002, LSC holds a subordinated, interest-bearing note for approximately $10 million, payable beginning in July 2002. As per the terms of the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. LSC is currently in compliance with the terms of the wafer purchase agreement.

                    In June 2001, as per the Company's U.S. bank covenants, the Company was not permitted to make regularly scheduled principal and interest payments to LSC on the remaining $10.0 million payable related to the FabTech acquisition note, but was, however, able to renegotiate with LSC the terms of the note. Under the terms of the amended and restated subordinated promissory note, payments of approximately $417,000 plus interest are scheduled to begin again in July 2002. Provided the Company meets the terms of its U.S. bank's expected new covenants, these payments will be made to LSC. However, if the new bank covenants are not met, the Company may be required to re-negotiate its indebtedness to LSC on such terms, if any, as LSC may find acceptable.

                    Manufacturing and Significant Vendors. The Company's Far East manufacturing subsidiary, Diodes-China, manufactures product for sale primarily to North America and Asia. Diodes-China's manufacturing focuses on SOT-23 and SOD-123 products, as well as sub-miniature packages such as SOT-363, SOT-563, and SC-75. These surface-mount devices ("SMD") are much smaller in size and are used primarily in the computer and communication industries, destined for cellular phones, notebook computers, pagers, PCMCIA cards and modems, as well as in garage door transmitters, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand-held devices continue. Although Diodes-China purchases silicon wafers from Diodes-FabTech, the majority are currently purchased from other wafer vendors.

                    Since 1997, the Company's manufacturing focus has primarily been in the development and expansion of Diodes-China. To date, the Company and its minority partner have increased property, plant and equipment at the Mainland China facility to approximately $48.9 million. The equipment expansion allows for the manufacture of additional SOT-23 packaged components as well as other surface-mount packaging, including the smaller SOD packages, and even smaller packaging such as SOT-523 and SC-59.

                    All of the products sold by the Company, as well as the materials used by the Company in its manufacturing operations, are available both domestically and abroad. For 2001, the three largest external suppliers of products to the Company were LSC and two other vendors. Approximately 15% of the Company's sales were from product manufactured by LSC in 2001 and approximately 10% of the Company's sales were from products manufactured by the two other vendors. In addition, sales of products manufactured by Diodes-China and Diodes-FabTech, the Company's two manufacturing subsidiaries, were approximately 27% and 15% in 2001, respectively. No other manufacturer of discrete semiconductors accounted for more than 5% of the Company's sales in 2001. For the first quarter ended March 31, 2002, sales of products manufactured by LSC and the two other largest vendors were approximately 13% and 12%, respectively, while 31% and 23% were manufactured by Diodes-China and Diodes-FabTech, respectively.

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

                    Diodes-FabTech. Acquired by the Company from LSC on December 1, 2000, FabTech's wafer foundry is located in Lee's Summit, Missouri. Diodes-FabTech manufactures primarily 5-inch silicon wafers, which are the building blocks for semiconductors. Diodes-FabTech has full foundry capabilities including processes such as silicon epitaxy, silicon oxidation, photolithography and etching, ion implantation and diffusion, low pressure and plasma enhanced chemical vapor deposition, sputtered and evaporated metal deposition, wafer backgrinding, and wafer probe and ink.

                    Diodes-FabTech purchases polished silicon wafers, and then by using various technologies, in conjunction with many chemicals and gases, fabricates several layers on the wafers, including epitaxial silicon, ion implants, dielectrics, and metals, with various patterns. Depending upon these layers and the die size (which is determined during the photolithography process and completed at the customer's packaging site where the wafer is sawn into square or rectangular die), different types of wafers with various currents, voltages, and switching speeds are produced.

                    Recent Results. The discrete semiconductor industry has been subject to severe pricing pressures. Although manufacturing costs have been falling, excess manufacturing capacity and over-inventory has caused selling prices to fall to a greater extent than manufacturing costs. To compete in this highly competitive industry, the Company has committed substantial new resources to the development and implementation of sales, marketing and manufacturing. Emphasizing the Company's focus on customer service, additional sales personnel and programs have been added in Asia, and most recently Europe. In order to meet customers' needs at the design stage of end-product development, the Company has also employed additional applications engineers. These applications engineers work directly with customers to assist them in "designing in" the correct products to produce optimum results. In addition, the Company has increased its research and development resources for the purpose of developing new proprietary products. Regional sales managers, working closely with manufacturers' representative firms and distributors, have also been added to help satisfy customers' requirements. In addition, the Company has continued to develop relationships with major distributors who inventory and sell the Company's products.

                    Beginning in the second half of 1999 and continuing through the first three quarters of 2000, industry demand exceeded industry capacity. The Company's gross profit margins reached a peak of 34.4% in the third quarter of 2000 and 31.6% for the year 2000. In addition, OEM customers and distributors increased their inventory levels to support projected demand. Then, as semiconductor manufacturers, including the Company, increased manufacturing capacity, the global economy slowed contributing to a sharp decline in sales in the fourth quarter of 2000. This downturn continued throughout year 2001 primarily in two key markets, communications and computers.

                    Due to excess manufacturing capacity and demand-induced product mix changes, combined with overall decreased product demand and higher customer inventory levels, the Company's gross profit margins decreased from 31.6% in 2000 to 14.9% in 2001. Although the Company's market share increased in 2001, overall selling prices decreased approximately 22.7% and demand for silicon wafers used in manufacturing discrete semiconductors deteriorated even further. In addition, the risks of becoming a fully integrated manufacturer were amplified in the industry-wide slowdown because of the fixed costs associated with the Company's manufacturing facilities, including the recent acquisition of FabTech.

                    During 2001, the Company responded to this cyclical downturn by implementing programs to cut operating costs, including reducing its worldwide workforce by 26%, primarily at the Diodes-FabTech and Diodes-China manufacturing facilities. The Company continues to actively adjust its cost structure as dictated by market conditions. Long term, the Company believes that it will continue to generate value for shareholders and customers, not just from its expanded Diodes-China manufacturing and Diodes-FabTech's foundry assets, but also by the addition of an enhanced technology and research and development component to the Company. This multi-year initiative is aimed at increasing the Company's ability to serve its customers' needs and establishing itself at the forefront of the next generation of discrete technologies.

                    The Company has seen signs of improvement beginning in the fourth quarter of 2001 when sales increased almost 14% sequentially, and gross profit margins improved to 13.9%. The improvement trend continued into the first quarter of 2002 when sales increased sequentially by 4%, gross profit margin increased to 16.0% and capacity utilization improved. Average capacity utilization of the Company's manufacturing subsidiaries has increased to 58% and 65% at Diodes-China and Diodes-FabTech, respectively, as compared to 55% and 61%, respectively, in the fourth quarter of 2001, and 52% and 45% in the third quarter of 2001. In addition to increasing capacity utilization, improving manufacturing efficiencies, especially at Diodes-FabTech, and reducing unit costs will continue to be a major operational focus for the balance of 2002. The Company expects gross margins to continue to improve as capacity utilization increases and as prices begin to stabilize, demonstrating the operating leverage inherent in the Company's business.

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

                    The Company has applied the new rules on accounting for goodwill beginning in the first quarter of 2002. An independent appraiser hired by the Company, performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has determined that the goodwill is fully recoverable. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income, net of tax, of approximately $165,000 ($0.02 per share) per year.

                    Income taxes. In accordance with the current taxation policies of the People's Republic of China, Diodes-China was granted preferential tax treatment for the years ended December 31, 1999 through 2003. Earnings were subject to 0% tax rates in 1999 and 2000, and 12% in 2001. Earnings in 2002 and 2003 will be taxed at 12% (one half the normal central government tax rate), and at normal rates thereafter. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2001 and in the first quarter of 2002, and current indications are that the local tax will be waived for the remainder of 2002.

                    Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations.

                    As of March 31, 2002, accumulated and undistributed earnings of Diodes-China is approximately $22.3 million. The Company has not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considers this investment to be permanent, and has no plans, intentions or obligation to distribute all or part of that amount from China to the United States. The Company is evaluating the need to provide deferred taxes for the future earnings of Diodes-China to the extent such earnings may be appropriated for distribution to Diodes-North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company's North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company's foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

  Results of Operations for the Three Months Ended March 31, 2001 and 2002

                    The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                                       Percentage Dollar
                                                 Percent of Net Sales                 Increase (Decrease)
                                             Three Months Ended March 31,
                                        ---------------------------------------       ---------------------
                                               2001                2002                    `01 to `02
                                        ------------------- -------------------       ---------------------

Net sales                                      100.0 %             100.0 %                       4.6 %

Cost of goods sold                             (84.0)              (83.8)                        4.4
                                        ------------------- -------------------       ---------------------

Gross profit                                    16.0                16.2                         5.6

Operating expenses                             (12.4)              (15.2)                       28.1
                                        ------------------- -------------------       ---------------------

Income from operations                           3.6                 1.0                       (70.8)

Interest expense, net                           (2.6)               (1.3)                      (49.9)

Other income                                    (0.4)                0.1                      (116.3)
                                        ------------------- -------------------       ---------------------

Income before taxes and minority                 0.6                (0.2)                     (128.8)

Income taxes                                     1.7                 1.1                       (31.2)
                                        ------------------- -------------------       ---------------------
                                        ------------------- -------------------       ---------------------

Income before minority interest                  2.3                 0.9                       (58.4)
Minority interest                               (0.3)               (0.1)                      (47.1)
                                        ------------------- -------------------       ---------------------

Net income                                       2.0                 0.8                       (60.1)
                                        =================== ===================       =====================

                    The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                                 2001                  2002
                                                 ----                  ----
Net Sales                                    $ 25,748,000          $ 26,924,000
---------

                    Net sales increased approximately $1.2 million, or 4.6%, for the three months ended March 31, 2002, compared to the same period last year, due primarily to a 8.6% increase in units sold as a result of increased demand and lower customer inventories. The Company's average selling prices ("ASP") for discrete devices decreased approximately 19.7% from the same three-month period last year, and 6.0% from the fourth quarter of 2001. ASP's for wafer products decreased 18.2% from the same period last year, but increased 5.0% from the fourth quarter of 2001.


                                            2001                  2002
                                            ----                  ----
Cost of Goods Sold                      $ 21,627,000          $ 22,572,000
------------------
Gross Profit                            $ 4,121,000           $ 4,352,000
------------
Gross Profit Margin Percentage             16.0%                 16.2%
------------------------------

                    Gross profit increased approximately $231,000, or 5.6%, for the three months ended March 31, 2002 compared to the year ago period. Of the $231,000 increase, approximately $188,000 was due to the 4.6% increase in sales, while $43,000 was due to the increase in gross margin percentage from 16.0% to 16.2%. The higher gross margin percentage was primarily due to increased capacity utilization, cost containment and sales of higher margin products. For the first quarter of 2002, Diodes-China is running at approximately 58% of total capacity, up from 55% last quarter, and Diodes-FabTech has improved to 65% from 61% last quarter.


                                                 2001                  2002
                                                 ----                  ----
Operating Expenses                           $ 3,184,000           $ 4,078,000
------------------

                    Operating expenses, which include selling, general, administrative expenses ("SG&A") and research and development expenses ("R&D") for the three months ended March 31, 2002 increased approximately $894,000, or 28.1%, compared to the same period last year, due primarily to higher sales commissions associated with the increase in sales, as well as increased general corporate charges and a $174,000 increase in R&D. SG&A, as a percentage of sales, increased from 11.8% to 14.0% in the comparable period last year, while R&D increased from 0.5% to 1.2% of sales.


                                            2001                  2002
                                            ----                  ----
Interest Income                           $ 66,000              $ 8,000
---------------
Interest Expense                         $ 740,000             $ 346,000
----------------
Net Interest Expense                     $ 674,000             $ 338,000
--------------------

                    Net interest expense for the three months ended March 31, 2002 decreased approximately $336,000 versus the same period last year, due primarily to a reduction in the Company's total debt. The Company's interest expense is primarily the result of the Company's financing of the FabTech acquisition, as well as the investment in the Diodes-China manufacturing facility.


                                                  2001                  2002
                                                  ----                  ----
Other Income (Expense)                         $ (96,000)             $ 16,000
----------------------

                    Other income for the three months ended March 31, 2002 increased approximately $112,000 compared to the same period last year, due primarily to rental income generated by Diodes-FabTech for the use of some of its testing facilities, which began in May 2001.


                                               2001                  2002
                                               ----                  ----
Income Tax Benefit                          $ 429,000             $ 295,000
------------------

                    The reported income tax rate as a percentage of pretax income differs from the statutory combined federal and state tax rates of approximately 40%. The primary reasons for this difference are: (i) currently the effective tax rate of Diodes-China is approximately 12%, and deferred U.S. federal and state income taxes are currently not provided on these earnings, and
(ii) deferred income tax benefits at a rate of 37.5% have been recognized on losses incurred at Diodes-FabTech.


                                                    2001                  2002
                                                    ----                  ----
Minority Interest in Joint Venture                $ 75,000              $ 39,000
----------------------------------

                    Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The decrease in the joint venture earnings for the three months ended March 31, 2002, is primarily the result of decreased gross margins due to excess capacity and demand-induced product mix changes, both internally and to external customers. The joint venture investment is eliminated in consolidation of the Company's financial statements, and the activities of Diodes-China are included therein. As of March 31, 2002, the Company had a 95% controlling interest in the joint venture.

Financial Condition

         Liquidity and Capital Resources

                    At March 31, 2002 the Company had cash and cash equivalents totaling $6.1 million, a $2.0 million decrease from December 31, 2001 balances primarily as a result of the Company reducing its bank loan balances. Cash provided by operating activities for the three months ended March 31, 2002 was $4.2 million compared to a use of $637,000 for the same period in 2001. The primary sources of cash flows from operating activities in the first quarter of 2002 were a decrease in inventories of $3.3 million, an increase in accounts payable of $2.3 million, and depreciation and amortization of $2.3 million. The primary use of cash flows from operating activities in the first quarter of 2002 was an increase in accounts receivable of $3.3 million. The primary sources of cash flows from operating activities for the three months ended March 31, 2001 were a $5.0 million decrease in inventories, and depreciation and amortization of $2.1 million, while the primary uses were a $2.8 million decrease in accounts payable and a $2.5 million decrease in accrued liabilities. Inventory turns at March 31, 2002 were 6.2 times compared to 5.1 times at December 31, 2001. Accounts receivable days at March 31, 2002 were 70 days compared to 61 days at December 31, 2001. The ratio of the Company's current assets to current liabilities on March 31, 2002 was 1.5 to 1, compared to 1.7 to 1 at December 31, 2001.

                    Cash used by investing activities for the three months ended March 31, 2002 was $1.0 million, compared to $2.8 million during the same period in 2001. The primary investment in both years was primarily for additional manufacturing equipment at the Diodes-China manufacturing facility.

                    On December 1, 2000, the Company purchased all the outstanding capital stock of FabTech Incorporated, a 5-inch wafer foundry located in Lee's Summit, Missouri from Lite-On Semiconductor Corporation ("LSC"), the Company's largest stockholder. The acquisition purchase price consisted of approximately $6.0 million in cash and an earn-out of up to $30.0 million if FabTech meets specified yearly earnings targets over a four-year period (for the year 2001, these earnings targets were not met, and, therefore, no earn-out was paid). In addition, FabTech was obligated to repay an aggregate of approximately $19.2 million in debt, consisting of (i) approximately $13.6 million note payable to LSC, (ii) approximately $2.6 million note payable to the Company, and (iii) approximately $3.0 million note payable to a financial institution (this amount was repaid on December 4, 2000 with the proceeds of a capital contribution by the Company). The acquisition was financed internally and through bank credit facilities.

                    In June 2001, as per the Company's U.S. bank covenants, the Company was not permitted to make regularly scheduled principal and interest payments to LSC on the remaining $10.0 million payable related to the FabTech acquisition note, but was, however, able to renegotiate with LSC the terms of the note. Under the terms of the amended and restated subordinated promissory note, payments of approximately $417,000 plus interest are scheduled to begin again in July 2002. Provided the Company meets the terms of its U.S. bank's expected new covenants, payments will be made to LSC. However, if the bank covenants are not met, the Company may be required to re-negotiate its indebtedness to LSC on such terms, if any, as LSC may find acceptable. The Company is currently in negotiations for new U.S. bank covenants.

                    Cash used by financing activities was $5.2 million for the three months ended March 31, 2002, as the Company reduced its overall debt, compared to cash provided by financing activities of $2.6 million in the same period of 2001. In 2001, the Company increased its credit facility to $46.3 million, encompassing one major U.S. bank, three banks in Mainland China and two banks in Taiwan. As of March 31, 2002, the credit facilities were $17.1 million, $25.0 million, and $3.2 million, for the U.S. facility secured by substantially all assets, the unsecured Chinese facilities, and the unsecured Taiwanese facilities, respectively. As of March 31, 2002, the available credit was $5.2 million, $20.0 million, and $1.5 million, for the U.S. facility, the Chinese facilities, and the Taiwanese facilities, respectively.

                    The agreements have certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreements, and prohibit the payment of dividends. The Company was not in compliance with some of its U.S. bank covenants but has obtained a waver from the bank.

                    The Company has used its credit facilities primarily to fund the expansion at Diodes-China and for the FabTech acquisition, as well as to support its operations. The Company believes that the continued availability of these credit facilities, together with internally generated funds, will be sufficient to meet the Company's current foreseeable operating cash requirements.

                    The Company has entered into an interest rate swap agreement with a major U.S. bank which expires November 30, 2004, to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to 25% of its long-term debt. The interest rate under the swap agreement is fixed at 6.8% and is based on the notional amount, which was $6.4 million at March 31, 2002. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. During fiscal 2001, variable interest rates decreased resulting in an interest rate swap liability of $147,000 as of December 31, 2001. As of March 31, 2002, the swap liability was $123,000. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

                    Total working capital decreased approximately 18.7% to $16.1 million as of March 31, 2002, from $19.8 million as of December 31, 2001. The Company believes that such working capital position will be sufficient for foreseeable operations and growth opportunities. The Company's total debt to equity ratio decreased to 1.01 at March 31, 2002, from 1.02 at December 31, 2001. It is anticipated that this ratio may increase should the Company use its credit facilities to fund additional inventory sourcing opportunities.

                    The Company has no material plans or commitments for capital expenditures other than in connection with manufacturing expansion at Diodes-China, Diodes-FabTech equipment requirements, and the Company's implementation of an Enterprise Resource Planning ("ERP") software package. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share. Based upon plans for new product introductions, product mixes, capacity restraints on certain product lines and equipment upgrades, the Company expects that year 2002 capital expenditures for its manufacturing facilities will run approximately $4.0 to $6.0 million, with an additional approximately $1.0 million for the ERP project.


Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995

                    Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from those anticipated by the Company's management. The Private
Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act.

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

Risk Factors

                    Vertical  Integration

                    We are in the process of vertically integrating our business. Key elements of this strategy include (i) expanding our manufacturing capacity, (ii) establishing wafer foundry and research and development capability through the acquisition of FabTech and (iii) establishing sales, marketing, product development, package development and assembly/testing operations in company-owned facilities or through the acquisition of established contractors. We have a limited history upon which an evaluation of the prospects of our vertical integration strategy can be based. There are certain risks associated with our vertical integration strategy, including:

o difficulties associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories and limitations on the flexibility of controlling overhead;
o difficulties implementing our Enterprise Resource Planning system;
o difficulties expanding our operations in the Far East and developing new operations in Europe;
o difficulties developing and implementing a successful research and development team; and
o difficulties developing proprietary
   technology.

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

         Foreign Operations

                    We expect revenues from foreign markets to continue to represent a significant portion of our total revenues. In addition, we maintain facilities or contracts with entities in the Philippines, Taiwan, Germany, Japan, England, India, and China, among others. There are risks inherent in doing business internationally, including:

o changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;
o trade restrictions, transportation delays, work stoppages, and economic and political instability;
o changes in import/export regulations, tariffs and freight rates;
o difficulties in collecting receivables and enforcing contracts generally;
o currency exchange rate fluctuations; and,
o restrictions on the transfer of funds from foreign subsidiaries to Diodes-North America.

         Variability of Quarterly Results

                    We have experienced, and expect to continue to experience, a substantial variation in net sales and operating results from quarter to quarter. We believe that the factors that influence this variability of quarterly results include:

o general economic conditions in the countries where we sell our products;
o seasonality and variability in the computer and communications market and our other end markets;
o the timing of our and our competitors' new product introductions;
o product obsolescence;
o the scheduling, rescheduling and cancellation of large orders by our customers;
o the cyclical nature of demand for our customers' products;
o our ability to develop new process technologies and achieve volume production at our fabrication facilities;
o changes in manufacturing yields;
o adverse movements in exchange rates, interest rates or tax rates; and
o the availability of adequate supply commitments from our outside suppliers or subcontractors.

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

         Future Acquisitions

                    As part of our business strategy, we expect to review acquisition prospects that would implement our vertical integration strategy or offer other growth opportunities. While we have no current agreements and no active negotiations underway with respect to any acquisitions, we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

o use a significant portion of our available cash;
o issue equity securities, which would dilute current stockholders' percentage ownership;
o incur substantial debt;
o incur or assume contingent liabilities, known or unknown;
o incur amortization expenses related to goodwill or other intangibles; and
o incur large, immediate accounting write-offs.

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

         Integration of Acquisitions

                    During fiscal year 2000, we acquired FabTech. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

o unexpected losses of key employees or customers of the acquired company;
o conforming the acquired company's standards, processes, procedures and controls with our operations;
o coordinating our new product and process development;
o hiring additional management and other critical personnel;
o increasing the scope, geographic diversity and complexity of our operations;
o difficulties in consolidating facilities and transferring processes and know-how;
o diversion of management's attention from other business concerns; and,
o adverse effects on existing business relationships with customers.

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

                    The Company received a claim from one of its former U.S. landlords, regarding potential groundwater contamination at a site in which the Company engaged in manufacturing from 1967 to 1973, alleging that the Company may have some responsibility for cleanup costs. Although investigations into the landlord's allegations are ongoing, the Company does not anticipate that the ultimate outcome of this matter will have a material effect on its financial condition.

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

         Downward Price Trends

                    Our industry is intensely competitive and prices for existing products tend to decrease steadily over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of using our parts. To remain competitive, we must achieve continuous cost reductions through process and product improvements. We must also be in a position to minimize our customers' shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. Our growth and the profit margins of our products will suffer if our competitors are more successful than we are in reducing the total cost to customers of their products.

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

         Deferred Taxes

                    As of March 31, 2001, accumulated and undistributed earnings of Diodes-China is approximately $22.3 million. The Company has not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considers this investment to be permanent, and has no plans, intentions or obligation to distribute all or part of that amount from China to the United States. The Company will consider the need to provide deferred taxes on future earnings of Diodes-China to the extent such earnings may be appropriated for distribution to Diodes-North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company's North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company's foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.


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

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits

Exhibit 10.46    Sale and Leaseback Agreement between the Company and
                  Shanghai Ding Hong Company, Ltd.
Exhibit 10.47    Lease Agreement between the Company and
                  Shanghai Ding Hong Company, Ltd.
Exhibit 11       Computation of Earnings Per Share
Exhibit 99.44    Press  release:   Diodes  Incorporated  Announces
                  Conference  Call  To Discuss First Quarter FY 2002 Results
Exhibit 99.45    Press release:  Diodes, Inc. Reports First Quarter 2002 Results

 (b) Reports on Form 8-K
                  None


                                    SIGNATURE


                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIODES INCORPORATED (Registrant)
By:  /s/ Carl Wertz                                                 May 10, 2002
-------------------
CARL WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial
 and Chief Accounting Officer)




                                INDEX TO EXHIBITS


Exhibit 10.46      Sale and Leaseback Agreement between the Company and
                   Shanghai Ding Hong Company, Ltd.                                      Page 24
Exhibit 10.47      Lease Agreement between the Company and
                   Shanghai Ding Hong Company, Ltd.                                      Page 31
Exhibit 11         Computation of Earnings Per Share                                     Page 37
Exhibit 99.44      Press release:  Diodes Incorporated Announces Conference Call
                   To Discuss First Quarter FY 2002 Results                              Page 38
Exhibit 99.45      Press release:  Diodes, Inc. Reports First Quarter 2002 Results       Page 39