Form 10-Q
period 2002-06-30
DIODES INC /DEL/
filed 2002-08-14
CIK 29002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2002

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

The number of shares of the registrant's Common Stock, $0.66 2/3 par value, outstanding as of August 9, 2002 was 9,258,164, including 1,075,672 shares of treasury stock.







                         PART I - FINANCIAL INFORMATION

                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS


                                                                              DECEMBER 31,              JUNE 30,
                                                                                  2001                    2002
                                                                           -------------------     -------------------
                                                                                                      (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                  $   8,103,000           $   6,821,000
     Accounts receivable
         Customers                                                                 16,250,000              19,148,000
         Related parties                                                            1,486,000               4,033,000
                                                                           -------------------     -------------------
                                                                           -------------------     -------------------
                                                                                   17,736,000              23,181,000
         Less:  Allowance for doubtful receivables                                    343,000                 367,000
                                                                           -------------------     -------------------
                                                                                   17,393,000              22,814,000

     Inventories                                                                   17,813,000              15,334,000
     Deferred income taxes, current                                                 4,368,000               4,373,000
     Prepaid expenses, income taxes and other current assets                        1,266,000               2,426,000
                                                                           -------------------     -------------------
                                                                           -------------------     -------------------

                  Total current assets                                             48,943,000              51,768,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization                                   44,925,000              44,698,000

DEFERRED INCOME TAXES, non-current                                                  3,672,000               3,213,000

OTHER ASSETS
     Goodwill, net                                                                  5,090,000               5,090,000
     Other                                                                            628,000               1,055,000
                                                                           -------------------     -------------------

TOTAL ASSETS                                                                    $ 103,258,000           $ 105,824,000
                                                                           ===================     ===================



                 The accompanying notes are an integral part of
                          these financial statements.





                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 DECEMBER 31,            JUNE 30,
                                                                                    2001                   2002
                                                                              ------------------     ------------------
                                                                                                        (UNAUDITED)
CURRENT LIABILITIES
     Line of credit                                                               $   6,503,000          $     360,000
     Accounts payable
         Trade                                                                        6,098,000              9,926,000
         Related parties                                                              3,149,000              4,273,000
     Accrued liabilities                                                              5,062,000              6,498,000
     Current portion of long-term debt
         Related party                                                                2,500,000              2,500,000
         Other                                                                        5,833,000              8,094,000
     Current portion of capital lease obligations                                            --                154,000
                                                                              ------------------     ------------------
                  Total current liabilities                                          29,145,000             31,805,000

LONG-TERM DEBT, net of current portion
         Related party                                                                7,500,000              7,500,000
         Other                                                                       13,664,000              8,399,000

CAPITAL LEASE OBLIGATIONS, net of current portion                                            --              2,564,000

MINORITY INTEREST IN JOINT VENTURE                                                    1,825,000              1,962,000

STOCKHOLDERS' EQUITY
     Class A convertible preferred stock - par value $1.00 per share;  1,000,000 shares authorized;
         no shares issued and outstanding                                                    --                     --
     Common stock - par value $0.66 2/3 per share;
         30,000,000 shares authorized; 9,227,664 and 9,252,164
         shares issued and outstanding at December 31, 2001
         and June 30, 2002, respectively                                              6,151,000              6,167,000
     Additional paid-in capital                                                       7,310,000              7,809,000
     Retained earnings                                                               39,882,000             41,654,000
                                                                              ------------------     ------------------
                                                                              ------------------     ------------------
                                                                                     53,343,000             55,630,000
     Less:
         Treasury stock - 1,075,672 shares of common stock, at cost                   1,782,000              1,782,000
         Accumulated other comprehensive loss                                           437,000                254,000
                                                                              ------------------     ------------------
                                                                                      2,219,000              2,036,000

                  Total stockholders' equity                                         51,124,000             53,594,000
                                                                              ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 103,258,000          $ 105,824,000
                                                                              ==================     ==================




                 The accompanying notes are an integral part of
                          these financial statements.





                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                        THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                             JUNE 30,                                     JUNE 30,
                                              -----------------------------------------   ------------------------------------------
                                                   2001                    2002                 2001                   2002
                                              ------------------    -------------------   ------------------    --------------------

NET SALES                                       $  21,001,000           $  29,946,000         $   46,749,000        $   56,870,000
COST OF GOODS SOLD                                 16,957,000              22,815,000             38,584,000            45,387,000
                                              ------------------    -------------------   ------------------    --------------------

     Gross profit                                   4,044,000               7,131,000              8,165,000            11,483,000

RESEARCH AND DEVELOPMENT EXPENSES                     170,000                 460,000                309,000               773,000
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                            3,283,000               4,370,000              6,328,000             8,135,000
                                              ------------------    -------------------   ------------------    --------------------
     Total operating expenses                       3,453,000               4,830,000              6,637,000             8,908,000

     Income from operations                           591,000               2,301,000              1,528,000             2,575,000

OTHER INCOME (EXPENSE)
     Interest income                                   16,000                  16,000                 39,000                25,000
     Interest expense                                (511,000)               (292,000)            (1,208,000)             (638,000)
     Other                                            467,000                 109,000                371,000               124,000
                                              ------------------    -------------------   ------------------    --------------------
                                                      (28,000)               (167,000)              (798,000)             (489,000)

Income before income taxes and minority
interest                                              563,000               2,134,000                730,000             2,086,000
INCOME TAX BENEFIT (PROVISION)                          7,000                (473,000)               436,000              (178,000)
                                              ------------------    -------------------   ------------------    --------------------
                                              ------------------    -------------------   ------------------    --------------------

Income before minority interest                       570,000               1,661,000              1,166,000             1,908,000

MINORITY INTEREST IN JOINT VENTURE EARNINGS           (45,000)                (98,000)              (119,000)             (136,000)
                                              ------------------    -------------------   ------------------    --------------------

NET INCOME                                      $     525,000           $   1,563,000         $    1,047,000        $    1,772,000
                                              ==================    ===================   ==================    ====================

EARNINGS PER SHARE
     Basic                                      $        0.06           $        0.19         $         0.13        $         0.22
     Diluted                                    $        0.06           $        0.18         $         0.12        $         0.20
                                              ==================    ===================   ==================    ====================

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                           8,143,318              8,176,025            8,139,501               8,170,704
     Diluted                                         8,896,744              8,874,416            8,970,791               8,824,025
                                              ==================    ===================   ==================    ====================





                 The accompanying notes are an integral part of
                          these financial statements.






                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                       ---------------------------------------
                                                                                             2001                 2002
                                                                                       -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                        $    1,047,000       $    1,772,000
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                      4,102,000            4,731,000
         Minority interest earnings                                                           119,000              136,000
     Changes in operating assets:
         Accounts receivable                                                                 (431,000)          (5,421,000)
         Inventories                                                                        7,849,000            2,479,000
         Prepaid expenses, taxes and other assets                                          (1,740,000)          (1,133,000)
     Changes in operating liabilities:
         Accounts payable                                                                  (2,771,000)           4,952,000
         Accrued liabilities                                                               (2,929,000)           1,436,000
         Income taxes payable                                                              (1,041,000)                  --
                                                                                       -----------------    ------------------

              Net cash provided by operating activities                                     4,205,000            8,952,000
                                                                                       -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                                             (6,542,000)          (1,785,000)
                                                                                       -----------------    ------------------

              Net cash used by investing activities                                        (6,542,000)          (1,785,000)
                                                                                       -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on (repayments of) line of credit, net                                          305,000           (6,143,000)
     Proceeds from the issuance of capital stock                                               95,000              140,000
     Proceeds (repayments) of long-term obligations                                           247,000           (3,004,000)
     Proceeds from majority shareholder contract reimbursement                                     --              375,000
     Other                                                                                     81,000                   --
                                                                                       -----------------    ------------------

              Net cash provided (used) by financing activities                                728,000           (8,632,000)
                                                                                       -----------------    ------------------

EFFECT OF EXCHANGE RATE AND INTEREST RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                                                     --              183,000

DECREASE IN CASH                                                                           (1,609,000)          (1,282,000)

CASH AT BEGINNING OF PERIOD                                                                 4,476,000            8,103,000
                                                                                       -----------------    ------------------

CASH AT END OF PERIOD                                                                  $    2,867,000       $    6,821,000
                                                                                       =================    ==================

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION
Cash paid during the period for:
        Interest                                                                       $    1,174,000       $      613,000
                                                                                       =================    ==================
        Income taxes                                                                   $    1,904,000       $        5,000
                                                                                       =================    ==================
     Non-cash acquisitions of property, plant and equipment                            $           --       $    2,785,000
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




                      DIODES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated financial data at December 31, 2001 is derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                  The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiaries, Diodes Taiwan Corporation., Ltd. ("Diodes-Taiwan") and Diodes-Hong Kong Ltd. ("Diodes-Hong Kong"), the accounts of Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China") in which the Company has a 95% interest, and the accounts of its wholly-owned United States subsidiary, FabTech Incorporated ("FabTech" or "Diodes-FabTech"). All significant intercompany balances and transactions have been eliminated.

NOTE B - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

                  The Company has applied the new rules on accounting for goodwill beginning in the first quarter of 2002. An independent appraiser, hired by the Company, performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has determined that the goodwill is fully recoverable. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income, net of tax, of approximately $165,000 ($0.02 per share) per year.

                                                                        THREE MONTHS ENDED
                                                                             JUNE 30,
                                                             ------------------------------------------
                                                                    2001                   2002
                                                             -------------------    -------------------

      Reported net income                                         $    525,000          $  1,563,000
          Add:  Goodwill amortization, net of tax                       42,000                    --
                                                             -------------------    -------------------

          Adjusted net income                                     $    567,000          $  1,563,000
                                                             ===================    ===================

      Diluted earnings per common share:
          Reported net income                                     $       0.06          $       0.18
          Add:  Goodwill amortization, net of tax                 $       0.00                    --
                                                             -------------------    -------------------
          Adjusted diluted earnings per common share              $       0.06          $       0.18
                                                             ===================    ===================



                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                             ------------------------------------------
                                                                    2001                   2002
                                                             -------------------    -------------------

      Reported net income                                         $  1,047,000          $  1,772,000
          Add:  Goodwill amortization, net of tax                       84,000                    --
                                                             -------------------    -------------------

          Adjusted net income                                     $  1,131,000          $  1,772,000
                                                             ===================    ===================

      Diluted earnings per common share:
          Reported net income                                     $       0.12          $       0.20
          Add:  Goodwill amortization, net of tax                 $       0.01                    --
                                                             -------------------    -------------------

          Adjusted diluted earnings per common share              $       0.13          $       0.20
                                                             ===================    ===================

     Also during 2001, FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets", and No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of SFAS 143 and SFAS 144 will have material impact on the financial statements.

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

                  The effect of the $178,000 gain in translation adjustments and $5,000 gain related to the interest rate swap agreement results in a change in accumulated other comprehensive loss (income) of ($183,000) for the six months ended June 30, 2002, and is reflected on the balance sheet as a separate component of shareholders' equity. There was no other comprehensive loss for the six months ended June 30, 2002.

NOTE D - INVENTORIES

                  Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

                            DECEMBER 31,           JUNE 30,
                                2001                 2002
                           ----------------     ----------------
                           ----------------     ----------------
Finished goods                $ 12,030,000          $ 9,633,000
Work-in-progress                 1,848,000            2,169,000
Raw materials                    6,311,000            6,164,000
                           ----------------     ----------------
                           ----------------     ----------------
                                20,189,000           17,966,000
Less:  Reserves                (2,376,000)          (2,632,000)
                           ----------------     ----------------
                           ----------------     ----------------
Net inventory                 $ 17,813,000         $ 15,334,000
                           ================     ================

NOTE E - INCOME TAXES

                  The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, as of June 30, 2002, the Company has recorded a net deferred tax asset of $7.6 million resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and certain expense accruals, which are not currently deductible for income tax purposes.

                  In accordance with the current taxation policies of the People's Republic of China, Diodes-China was granted preferential tax treatment for the years ended December 31, 1999 through 2003. Earnings were subject to 0% tax rates in 1999 and 2000, and 12% in 2001. Earnings in 2002 and 2003 will be taxed at 12% (one half the normal central government tax rate), and at normal rates thereafter. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2001 and in the first two quarters of 2002, and current indications are that the local tax will be waived for the remainder of 2002.

                  Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations.

                  As of June 30, 2002, accumulated and undistributed earnings of Diodes-China is approximately $24.2 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considered this investment to be permanent, and had no plans, intentions or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the 2002 earnings of Diodes-China. As of June 30, 2002, the Company has recorded $360,000 in deferred taxes.

                  The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China to the extent such earnings may be appropriated for distribution to Diodes-North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company's North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company's foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

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

                  The Company's operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Diodes-China located in Shanghai, China; and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which account for approximately 3% of total sales, are consolidated into the domestic operations.

                  The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.


                                                                                        CONSOLIDATED
       THREE MONTHS ENDED                FAR EAST             NORTH AMERICA               SEGMENTS
                                      ----------------    -----------------------    --------------------
         JUNE 30, 2002
Total sales                           $  24,798,000          $   17,441,000              $  42,239,000
Inter-company sales                     (11,104,000)             (1,189,000)               (12,293,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  13,694,000          $   16,252,000              $  29,946,000

Assets                                $  60,608,000          $   45,216,000              $ 105,824,000
Deferred tax assets                   $     115,000          $    7,553,000              $   7,668,000
                                      ================    =======================    ====================

                                                                                        CONSOLIDATED
       THREE MONTHS ENDED                FAR EAST             NORTH AMERICA               SEGMENTS
                                      ----------------    -----------------------    --------------------

         JUNE 30, 2001
Total sales                           $  16,255,000          $   13,017,000              $  29,271,000
Inter-company sales                      (6,826,000)             (1,445,000)                (8,271,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $   9,429,000          $   11,572,000              $  21,001,000

Assets                                $  62,913,000          $   45,335,000              $ 108,248,000
Deferred tax assets                   $     128,000          $    6,427,000              $   6,555,000
                                      ================    =======================    ====================


                                                                                        CONSOLIDATED
        SIX MONTHS ENDED                 FAR EAST             NORTH AMERICA               SEGMENTS
                                      ----------------    -----------------------    --------------------

         JUNE 30, 2002
Total sales                           $  45,993,000          $   32,265,000              $  78,258,000
Inter-company sales                     (19,672,000)             (1,716,000)               (21,388,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  26,321,000          $   30,549,000              $  56,870,000

Assets                                $  60,608,000          $   45,216,000              $ 105,824,000
Deferred tax assets                   $     115,000          $    7,553,000              $   7,668,000
                                      ================    =======================    ====================

                                                                                        CONSOLIDATED
        SIX MONTHS ENDED                 FAR EAST             NORTH AMERICA               SEGMENTS
                                      ----------------    -----------------------    --------------------

         JUNE 30, 2001
Total sales                           $  32,981,000          $   29,144,000              $  62,125,000
Inter-company sales                     (13,599,000)             (1,777,000)               (15,376,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  19,382,000          $   27,367,000              $  46,749,000

Assets                                $  62,913,000          $   45,335,000              $ 108,248,000
Deferred tax assets                   $     128,000          $    6,427,000              $   6,555,000
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

GENERAL

                  Diodes Incorporated (the "Company"), a Delaware corporation, is engaged in the manufacture, sale and distribution of discrete semiconductors worldwide, primarily to manufacturers in the communications, computing, industrial, consumer electronics and automotive markets, and to distributors of electronic components to customers in these markets. The Company's broad product line includes high-density diode and transistor arrays in ultra-miniature surface-mount packages, as well as silicon wafers used in manufacturing these products. Technologies include Schottky diodes and rectifiers, switching diodes, zener diodes, Transient Voltage Suppressors (TVSs), standard, fast, ultra-fast and super-fast recovery rectifiers, bridge rectifiers, and small signal transistors and MOSFETs.

                    In addition to the Company's corporate headquarters in Westlake Village, California, which provides sales, marketing, engineering, logistics and warehousing functions, the Company's wholly-owned subsidiary, Diodes Taiwan Corporation, Ltd. ("Diodes-Taiwan"), maintains a sales, engineering and purchasing facility in Taipei, Taiwan. The Company also has a 95% interest in Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China" or "KaiHong"), a manufacturing facility in Shanghai, China, with offices in Shanghai and Shenzhen, China. The Company recently opened a sales, warehousing and logistics subsidiary in Hong Kong ("Diodes-Hong Kong"). In addition, in December 2000, the Company acquired FabTech Incorporated ("Diodes-FabTech" or "FabTech"), a silicon wafer manufacturer located near Kansas City, Missouri. An office in Toulouse, France supports the Company's European sales expansion.

                  Positioning the Company to rapidly respond to the demands of the global marketplace and continuing to increase research and development expenses, the Company is focused on expanding its product portfolio and closely controlling product quality and time-to-market. Shifting development priorities toward specialized configurations, such as the Company's high-density array devices, the Company is introducing a range of new products that improve the trade-off between size, performance and power consumption for surface-mount packages, such as the Company's BAT750 Schottky rectifier and SOT-523 product lines. These product lines are designed for battery-powered and handheld applications, such as those used in the computer and communication industries; specifically, wireless devices, notebooks, flat panel displays, digital cameras, mobile handsets, set top boxes, as well as DC to DC conversion and automotive electronic applications, and more.

                  The Company's most recent product introductions include its comprehensive range of single and dual Pre-biased transistors with resistor-biased circuitry integrated into the transistor chip. This line is designed for a variety of battery-powered applications such as cellular phones, laptop computers, pagers, and PDA's where space is at a premium. The Company is also refining its high-precision manufacturing processes for zener diodes, which offer significant performance improvements over other zener products on the market today.

                  SALES. The Company's products are sold primarily in North America and the Far East, both directly to end users and through electronic component distributors. In the second quarter of 2002, 54% of the Company's products were sold in North America, while 43% were sold in the Far East and 3% in Europe. This compares to 55%, 45% and 1% for the year 2001, respectively, and 54%, 46% and 0% for the year 2000, respectively. An increase in the percentage of sales in the Far East is expected as the Company significantly increases its sales presence there and believes there is greater potential to increase market share in that region due to the expanding base of electronics manufacturers.

                  The Company sells direct to OEM customers as well as to distributors of electronic components. In the second quarter of 2002, 69% of the Company's sales were direct, while 31% were to distributors. This compares to 68% and 32%, respectively, for the year 2001, and 52% and 48%, respectively, for the year 2000.

                  As the consolidation of electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to the larger distributors, and thus, may result in lower gross profit margins for this sales channel.

                  REPORTING SEGMENTS. For financial reporting purposes, the Company is deemed to engage in one industry segment - discrete semiconductors. The Company has separated its operations into two geographical areas: North America and the Far East. North America includes the corporate offices in Southern California ("Diodes-North America") as well the wafer foundry, Diodes-FabTech, located in Missouri. For reporting purposes, the North American region includes European sales as well, which account for approximately 3% of total sales. Diodes-North America procures and distributes products primarily throughout North America and provides management, warehousing, engineering and logistics functions. Diodes-FabTech manufactures silicon wafers for sale to its customer base, as well as for use in manufacturing by Diodes-China. The Far East includes the operations of Diodes-Taiwan, Diodes-China and Diodes-Hong Kong. Diodes-China manufactures product for, and sells product to, Diodes-North
America, Diodes-Taiwan and Diodes-Hong Kong, as well as directly to end customers. Diodes-Taiwan procures product from, and sells product primarily to, customers in Taiwan, Korea and Singapore. Diodes-Hong Kong sells to customers primarily in Hong Kong and China.

                  LSC. Lite-On Semiconductor Corporation ("LSC"), formerly Lite-On Power Semiconductor Corporation ("LPSC"), is the Company's largest stockholder, holding approximately 37.5% of the outstanding shares. LSC is a member of The Lite-On Group of companies. The Lite-On Group, a Taiwanese consortium with worldwide sales of approximately $4.5 billion, is a leading manufacturer of power semiconductors, computer peripherals and communication products. C.H. Chen, the Company's President and Chief Executive Officer, is also Vice Chairman of LSC.

                  For the second quarter of 2002, the Company sold silicon wafers to LSC totaling 13.8% (7.7% in 2001) of the Company's sales, making LSC the Company's largest customer. Also for the second quarter of 2002, 14.2% (15.2% in 2001) of the Company's sales were from discrete semiconductor products purchased from LSC, making LSC the Company's largest outside vendor. All such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                  In addition, in December 2000, the Company acquired FabTech from LSC. As part of the purchase price, at June 30, 2002, LSC holds a subordinated, interest-bearing note for approximately $10.0 million. In connection with the terms of the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. LSC is currently in compliance with the terms of the wafer purchase agreement.

                  In June 2001, as per the Company's U.S. bank covenants, the Company was not permitted to make regularly scheduled principal and interest payments to LSC on the remaining $10.0 million payable related to the FabTech acquisition note, but was, however, able to renegotiate with LSC the terms of the note. Again, in May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and therefore, payments of approximately $208,000 plus interest are scheduled to begin in July 2002, provided, as per the terms of its U.S. bank covenants, the Company achieves 2002 year-to-date income before tax of at least $2.0 million. The Company anticipates making the regularly scheduled payments.

                  MANUFACTURING AND SIGNIFICANT VENDORS. The Company's Far East manufacturing subsidiary, Diodes-China, manufactures product for sale primarily to North America and Asia. Diodes-China's manufacturing focuses on SOT-23 and SOD-123 products, as well as sub-miniature packages such as SOT-363, SOT-563, and SC-75. These surface-mount devices ("SMD") are much smaller in size and are used primarily in the computer and communication industries, destined for wireless devices, notebook, flat panel display, digital camera, mobile handset, set top box, DC to DC conversion, and automotive applications, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand-held devices continue. Diodes-China purchases a portion of its silicon wafers for its manufacturing process from Diodes-FabTech, although the majority are currently purchased from other wafer vendors.

                  Since 1997, the Company's manufacturing focus has primarily been in the development and expansion of Diodes-China. To date, the Company and its 5% minority partner have increased property, plant and equipment at the Mainland China facility to approximately $49.3 million. The equipment expansion allows for the manufacture of additional SOT-23 packaged components as well as other surface-mount packaging, including the smaller SOD packages, and even smaller packaging such as SOT-523.

                  All of the  products  sold  by the  Company,  as  well  as the materials used by the Company in its manufacturing operations, are available both domestically and abroad. The three largest external suppliers of products to the Company were LSC and two other non-related vendors. For the second quarter ended June 30, 2002, sales of products manufactured by LSC and the two other largest vendors were approximately 14.2% (15.2% in 2001) and 12.9% (10.0% in 2001), respectively, while 34.2% (27% in 2001) and 26.3% (15.0% in 2001) were
manufactured  by  Diodes-China  and  Diodes-FabTech,   respectively.   No  other
manufacturer of discrete semiconductors accounted for more than 5% of the Company's sales in 2001.

                  The Company will continue its strategic plan of locating alternate sources of its products and raw materials, including those provided by its major suppliers. The Company anticipates that the effect of the loss of any one of its major suppliers would not have a material adverse effect on the Company's operations, provided that alternate sources remain available. The Company continually evaluates alternative sources of its products to assure its ability to deliver high-quality, cost-effective products.

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

                  INCOME TAXES. In accordance with the current taxation policies of the People's Republic of China, Diodes-China was granted preferential tax treatment for the years ended December 31, 1999 through 2003. Earnings were subject to 0% tax rates in 1999 and 2000, and 12% in 2001. Earnings in 2002 and 2003 will be taxed at 12% (one half the normal central government tax rate), and at normal rates thereafter. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2001 and in the first two quarters of 2002, and current indications are that the local tax will be waived for the remainder of 2002.

                  Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations.


                  As of June 30, 2002, accumulated and undistributed earnings of Diodes-China is approximately $24.2 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considered this investment to be permanent, and had no plans, intentions or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the earnings of Diodes-China. As of June 30, 2002, the Company has recorded $360,000 in deferred taxes.

                  The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China to the extent such earnings may be appropriated for distribution to Diodes-North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company's North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company's foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002

                  The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                                       PERCENTAGE DOLLAR
                                                 PERCENT OF NET SALES                 INCREASE (DECREASE)
                                             THREE MONTHS ENDED JUNE 30,
                                        ---------------------------------------       ---------------------
                                               2001                2002                    `01 TO `02
                                        ------------------- -------------------       ---------------------

Net sales                                      100.0 %             100.0 %                      42.6 %

Cost of goods sold                             (80.7)              (76.2)                       34.5
                                        ------------------- -------------------       ---------------------

Gross profit                                    19.3                23.8                        76.3

Operating expenses                             (16.4)              (16.1)                       39.9
                                        ------------------- -------------------       ---------------------

Income from operations                           2.9                 7.7                       289.3

Interest expense, net                           (2.4)               (0.9)                      (45.0)

Other income                                     1.0                 0.3                       (50.3)
                                        ------------------- -------------------       ---------------------

Income before taxes and minority                 1.5                 7.1                       588.4

Income taxes                                     1.2                (1.6)                     (282.0)
                                        ------------------- -------------------       ---------------------
                                        ------------------- -------------------       ---------------------

Income before minority interest                  2.7                 5.5                       191.4
Minority interest                               (0.2)               (0.3)                      116.5
                                        ------------------- -------------------       ---------------------

Net income                                       2.5                 5.2                       197.8
                                        =================== ===================       =====================

                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                                2001                  2002
                                                ----                  ----
NET SALES                                   $ 21,001,000          $ 29,946,000
---------

                  Net sales increased approximately $8.9 million, or 42.6%, for the three months ended June 30, 2002, compared to the same period last year, due primarily to a 38.0% increase in units sold as a result of increased demand, primarily in North America. The Company's average selling prices ("ASP") for discrete devices decreased approximately 5.1% from the same three-month period last year, but increased 4.5% from the first quarter of 2002. ASP's for wafer products decreased 8.9% from the same period last year, but increased 10.8% from the first quarter of 2002.


                                                2001                  2002
                                                ----                  ----
COST OF GOODS SOLD                          $ 16,957,000          $ 22,815,000
------------------
GROSS PROFIT                                $  4,044,000          $  7,131,000
------------
GROSS PROFIT MARGIN PERCENTAGE                      19.3%                 23.8%
------------------------------

                  Cost of goods sold increased approximately $5.9 million, or 34.5%, for the three months ended June 30, 2002 compared to the year ago period, due primarily to increased sales volumes, partially offset by higher factory utilization. Gross profit increased approximately $3.1 million, or 76.3%, for the three months ended June 30, 2002 compared to the year ago period. Of the $3.1 million increase, approximately $1.7 million was due to the 42.6% increase in sales, while $1.4 million was due to the increase in gross margin percentage from 19.3% to 23.8%. The higher gross margin percentage was due primarily to increased capacity utilization, cost containment and sales of higher margin products. For the second quarter of 2002, Diodes-China's average capacity utilization was above 80%, up from 58% last quarter, and Diodes-FabTech had improved to approximately 73% from 65% last quarter.


                                                  2001                  2002
                                                  ----                  ----
TOTAL OPERATING EXPENSES                      $ 3,453,000           $ 4,830,000
------------------------

                  Operating expenses, which include selling, general, administrative expenses ("SG&A") and research and development expenses ("R&D"), for the three months ended June 30, 2002 increased approximately $1.4 million, or 39.9%, compared to the same period last year, due primarily to increased selling expenses, commissions and incentives, and a $290,000 increase in R&D. The Company anticipates its R&D expenditures will continue to increase as part of its strategy to develop more proprietary products aimed at improving gross margins. SG&A, as a percentage of sales, decreased to 14.6% from 15.6% in the comparable period last year, while R&D increased to 1.5% from 0.8% of sales. Total operating expenses, as a percentage of sales, decreased to 16.1% from 16.4% in the comparable period last year.


                                                2001                  2002
                                                ----                  ----
INTEREST INCOME                              $  16,000             $  16,000
---------------
INTEREST EXPENSE                             $ 511,000             $ 292,000
----------------
NET INTEREST EXPENSE                         $ 495,000             $ 276,000
--------------------

                  Net interest expense for the three months ended June 30, 2002 decreased approximately $219,000 versus the same period last year, due primarily to a reduction in the Company's total debt. The Company's interest expense is primarily the result of the Company's borrowings to finance the FabTech acquisition, as well as the investment and expansion for the Diodes-China manufacturing facility.


                                                   2001                  2002
                                                   ----                  ----
OTHER INCOME                                    $ 467,000             $ 109,000
------------

                  Other income for the three months ended June 30, 2002 decreased approximately $358,000 compared to the same period last year, due primarily to high-technology grants received by Diodes-China in the second quarter of 2001.


                                                  2001                  2002
                                                  ----                  ----
INCOME TAX BENEFIT (PROVISION)                  $ 7,000             $ (473,000)
------------------------------

                  Income taxes increased from a tax benefit in the second quarter of 2001 to a tax provision in the second quarter of 2002, due primarily to earnings at Diodes-FabTech. Included in the tax provision for the three months ended June 30, 2002 is $360,000 in deferred taxes recorded for a portion of the 2002 earnings at Diodes-China.


                                                   2001                  2002
                                                   ----                  ----
MINORITY INTEREST IN JOINT VENTURE               $ 45,000              $ 98,000
----------------------------------

                  Minority  interest in joint  venture  represents  the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for the three months ended June 30, 2002 is primarily the result of increased capacity utilization and the associated increased gross margins. The joint venture investment is eliminated in consolidation of the Company's financial statements, and the activities of Diodes-China are included therein. As of June 30, 2002, the Company had a 95% controlling interest in the joint venture.

         RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002

                  The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                                       PERCENTAGE DOLLAR
                                                 PERCENT OF NET SALES                 INCREASE (DECREASE)
                                              SIX MONTHS ENDED JUNE 30,
                                        ---------------------------------------       ---------------------
                                               2001                2002                    `01 TO `02
                                        ------------------- -------------------       ---------------------

Net sales                                      100.0 %             100.0 %                      21.6 %

Cost of goods sold                             (82.5)              (79.8)                       17.6
                                        ------------------- -------------------       ---------------------

Gross profit                                    17.5                20.2                        40.6

Operating expenses                             (14.2)              (15.7)                       34.2
                                        ------------------- -------------------       ---------------------

Income from operations                           3.3                 4.5                        68.5

Interest expense, net                           (2.6)               (1.1)                      (47.8)

Other income                                     0.3                 0.2                         1.7
                                        ------------------- -------------------       ---------------------

Income before taxes and minority                 1.0                 3.6                       337.4

Income taxes                                     1.5                (0.3)                     (125.8)
                                        ------------------- -------------------       ---------------------
                                        ------------------- -------------------       ---------------------

Income before minority interest                  2.5                 3.3                        63.7
Minority interest                               (0.3)               (0.2)                       15.0
                                        ------------------- -------------------       ---------------------

Net income                                       2.2                 3.1                        69.2
                                        =================== ===================       =====================

                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                                2001                  2002
                                                ----                  ----
NET SALES                                   $ 46,749,000          $ 56,870,000
---------

                  Net sales increased approximately $10.1 million, or 21.6%, for the six months ended June 30, 2002, compared to the same period last year, due primarily to a 31.0% increase in units sold. For the first six months of 2002, ASP's for discrete devices decreased approximately 13.3%, primarily in North America. ASP's for wafer products decreased 13.6% from the same period last year.

                                                2001                  2002
                                                ----                  ----
COST OF GOODS SOLD                          $ 38,584,000           $ 45,387,000
------------------
GROSS PROFIT                                $  8,165,000           $ 11,483,000
------------
GROSS PROFIT MARGIN PERCENTAGE                      21.2%                  25.3%
------------------------------

                  Cost of goods sold increased approximately $6.8 million, or 17.6%, for the six months ended June 30, 2002 compared to the year ago period, due primarily to increased sales volumes, partially offset by higher factory utilization. Gross profit increased approximately $3.3 million, or 40.6%, for the six months ended June 30, 2002 compared to the year ago period. Of the $3.3 million increase, approximately $1.8 million was due to the 21.6% increase in sales, while $1.5 million was due to the increase in gross margin percentage from 17.5% to 20.2%. The higher gross margin percentage was due primarily to increased capacity utilization, cost containment and sales of higher margin products.


                                                 2001                  2002
                                                 ----                  ----
TOTAL OPERATING EXPENSES                     $ 6,637,000           $ 8,908,000
------------------------

                  Operating expenses, including SG&A and R&D, for the six months ended June 30, 2002 increased approximately $2.3 million, or 34.2%, compared to the same period last year due primarily to increased selling expenses, commissions and incentives, and a $464,000 increase in R&D. The Company anticipates its R&D expenditures will continue to increase as part of its strategy to develop more proprietary products aimed at improving gross margins. SG&A, as a percentage of sales, increased to 14.3% from 13.5% in the comparable period last year, while R&D increased to 1.4% from 0.7% of sales. Total operating expenses, as a percentage of sales, increased to 15.7% from 14.2% in the comparable period last year.


                                              2001                  2002
                                              ----                  ----
INTEREST INCOME                           $    39,000            $  25,000
---------------
INTEREST EXPENSE                          $ 1,208,000            $ 638,000
----------------                          -----------            ---------
NET INTEREST EXPENSE                      $ 1,169,000            $ 613,000
--------------------

                  Net interest expense for the six months ended June 30, 2002 decreased approximately $556,000 versus the same period last year, due primarily to a reduction in the Company's total debt. The Company's interest expense is primarily the result of the Company's borrowings to finance the FabTech acquisition, as well as the investment and expansion for the Diodes-China manufacturing facility.

                                                2001                  2002
                                                ----                  ----
OTHER INCOME                                 $ 371,000             $ 124,000
------------

                  Other income for the six months ended June 30, 2002 decreased approximately $246,000 compared to the same period last year, due primarily to high-technology grants received by Diodes-China in the second quarter of 2001.

                                                2001                  2002
                                                ----                  ----
INCOME TAX BENEFIT (PROVISION)               $ 436,000            $ (178,000)
------------------------------

                  Income taxes increased from a tax benefit for the first six months of 2001 to a tax provision for the first six months of 2002, due primarily to earnings at Diodes-FabTech. Included in the tax provision for the six months ended June 30, 2002 is $360,000 in deferred taxes recorded in the second quarter for a portion of the 2002 earnings at Diodes-China.


                                                    2001                  2002
                                                    ----                  ----
MINORITY INTEREST IN JOINT VENTURE               $ 119,000             $ 136,000
----------------------------------

                  Minority  interest in joint  venture  represents  the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for the six months ended June 30, 2002, is primarily the result of increased capacity utilization and the associated increased gross margins. The joint venture investment is eliminated in consolidation of the Company's financial statements, and the activities of Diodes-China are included therein. As of June 30, 2002, the Company had a 95% controlling interest in the joint venture.

FINANCIAL CONDITION

         LIQUIDITY AND CAPITAL RESOURCES

                  At June 30, 2002 the Company had cash and cash equivalents totaling $6.8 million, a $1.3 million decrease from December 31, 2001, primarily as a result of the Company reducing its bank loan balances. Cash provided by operating activities for the six months ended June 30, 2002 was $9.0 million compared to $4.2 million for the same period in 2001. The primary source of cash flows from operating activities in the second quarter of 2002 was an increase in accounts payable of $5.0 million and $4.7 million in depreciation and amortization, while in 2001, the primary source was a $7.8 million reduction in inventory and $4.1 million in depreciation and amortization.

                  The primary use of cash flows from operating activities in the second quarter of 2002 was an increase in accounts receivable of $5.4 million, while the primary use of cash flows from operating activities in 2001 was a $2.9 million decrease in accrued liabilities. Accounts receivable days were 69 days at June 30, 2002, compared to 67 at December 31, 2001.

                  Inventory  turns at June 30,  2002 were 6.0 times  compared to
5.1 times at December 31, 2001. Accounts receivable days at June 30, 2002 were 69 days compared to 61 days at December 31, 2001. The ratio of the Company's current assets to current liabilities on June 30, 2002 was 1.6 to 1, compared to
1.7 to 1 at December 31, 2001.

                  Cash used by investing activities for the six months ended June 30, 2002 was $1.8 million, compared to $6.5 million during the same period in 2001. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility.

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

                  In June 2001, as per the Company's U.S. bank covenants, the Company was not permitted to make regularly scheduled principal and interest payments to LSC on the remaining $10.0 million payable related to the FabTech acquisition note, but was, however, able to renegotiate with LSC the terms of the note. Again, in May 2002 the Company renegotiated the terms of the note to extend the payment period from 2 years to 4 years, and therefore, payments of approximately $208,000 plus interest are scheduled to begin in July 2002, provided the Company achieves 2002 year-to-date income before tax of at least $2.0 million.

                  Cash used by financing activities was $8.6 million for the six months ended June 30, 2002, as the Company reduced its overall debt, compared to cash provided by financing activities of $728,000 in the same period of 2001. The Company increased its credit facility to $46.3 million, encompassing one major U.S. bank, three banks in Mainland China and three banks in Taiwan. As of June 30, 2002, the total credit facilities were $15.8 million, $25.0 million, and $4.1 million, for the U.S. facility secured by substantially all assets, the unsecured Chinese facilities, and the unsecured Taiwanese facilities, respectively. As of June 30, 2002, the available credit was $7.1 million, $21.0 million, and $1.5 million, for the U.S. facility, the Chinese facilities, and the Taiwanese facilities, respectively.

                  The agreements have certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreements, and prohibit the payment of dividends. As of June 30, 2002, the Company was in compliance with the covenants.

                  The Company has used its credit facilities primarily to fund the expansion at Diodes-China and for the FabTech acquisition, as well as to support its operations. The Company believes that the continued availability of these credit facilities, together with internally generated funds, will be sufficient to meet the Company's current foreseeable operating cash requirements.

                  The Company has entered into an interest rate swap agreement with a major U.S. bank which expires November 30, 2004, to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. The interest rate under the swap agreement is fixed at 6.8% and is based on the notional amount, which was $6.0 million at June 30, 2002. The swap contract is inversely correlated to the related hedged long-term debt and is, therefore, considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. During fiscal 2001, variable interest rates decreased resulting in an interest rate swap liability of $147,000 as of December 31, 2001. As of June 30, 2002, the swap liability was $138,000. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

                  Total working capital increased approximately 1.0% to $20.0 million as of June 30, 2002, from $19.8 million as of December 31, 2001. The Company believes that such working capital position will be sufficient for foreseeable operations and growth opportunities. The Company's total debt to equity ratio decreased to 0.97 at June 30, 2002, from 1.02 at December 31, 2001. It is anticipated that this ratio may increase should the Company use its credit facilities to fund additional inventory sourcing opportunities.The Company has no material plans or commitments for capital expenditures other than in connection with manufacturing expansion at Diodes-China, Diodes-FabTech equipment requirements, and the Company's implementation of an Enterprise Resource Planning ("ERP") software package. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and, thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share. Based upon plans for new product introductions, product mixes, capacity restraints on certain product lines and equipment upgrades, the Company expects that year 2002 capital expenditures for its manufacturing facilities will run approximately $4.0 to $6.0 million, with an additional approximately $1.0 million for the ERP project.

CRITICAL ACCOUNTING POLICIES

                  The Company's significant accounting policies are described in
Note 1 to the financial statements included in Item 14 of the Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2001. The Company believes its most critical accounting policies include inventory obsolescence reserves, allowance for doubtful accounts, accounting for goodwill and accounting for income taxes.

                  The $2.6 million estimate for inventory obsolescence reserves is developed using inventory aging reports for finished goods, work-in-progress and raw materials, combined with historical usage, forecasted usage and inventory shelf-life. As trends in these variables change, the percentages applied to the inventory aging categories are updated.

                  The $367,000 estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-offs change, the percentages applied against the accounts receivable aging categories are updated.

                  The Company has applied the new rules on accounting for goodwill beginning in the first quarter of 2002. An independent appraiser, hired by the Company, performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has determined that the goodwill is fully recoverable. Similar analysis will be performed at least annually.

                  As of June 30, 2002, accumulated and undistributed earnings of Diodes-China is approximately $24.2 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considered this investment to be permanent, and had no plans, intentions or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the earnings of Diodes-China. As of June 30, 2002, the Company has recorded $360,000 in deferred taxes.

                  The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China to the extent such earnings may be appropriated for distribution to Diodes-North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company's North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company's foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.


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

difficulties associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories and limitations on the flexibility of controlling overhead;
difficulties implementing our Enterprise Resource Planning system; difficulties expanding our operations in the Far East and developing new operations in Europe;
difficulties  developing and  implementing a successful research  and development  team;  and
difficulties  developing  proprietary technology.

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

changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;
trade restrictions,  transportation  delays, work stoppages,  and economic and political  instability;
changes in import/export regulations, tariffs and freight rates; difficulties in collecting receivables and enforcing contracts generally; currency exchange rate fluctuations; and, restrictions on the transfer of funds from foreign subsidiaries to
 Diodes-North America.

         VARIABILITY OF QUARTERLY RESULTS
                  We have experienced, and expect to continue to experience, a substantial variation in net sales and operating results from quarter to quarter. We believe that the factors that influence this variability of quarterly results include:

general economic conditions in the countries where we sell our products; seasonality and variability in the computer and communications market and our other end markets;
the timing of our and our competitors' new product introductions;
product obsolescence;
the scheduling, rescheduling and cancellation of large orders by our customers; the cyclical nature of demand for our customers' products;
our ability to develop new process technologies and achieve volume production at our fabrication facilities;
changes in manufacturing yields;
adverse movements in exchange rates, interest rates or tax rates; and the availability of adequate supply commitments from our outside suppliers or subcontractors.

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

use a significant portion of our available cash;
issue equity securities,  which would dilute current stockholders'  percentage ownership;
incur substantial debt;
incur or assume contingent liabilities, known or unknown;
incur amortization expenses related to goodwill or other intangibles; and incur large, immediate accounting write-offs.

                  Such actions by us could harm our operating results and/or adversely influence the price of our Common Stock.

         INTEGRATION OF ACQUISITIONS
                  During fiscal year 2000, we acquired FabTech, Inc. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

unexpected losses of key employees or customers of the acquired company; conforming the acquired company's standards, processes, procedures and controls  with our  operations;
coordinating  our new  product  and  process development;
hiring  additional  management and other critical  personnel;
increasing the scope,  geographic diversity and complexity of our operations;
difficulties  in  consolidating   facilities  and  transferring   processes  and
 know-how;
diversion of management's attention from other business concerns; and adverse effects on existing business relationships with customers.

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

                  DEFERRED TAXES As of June 30, 2002, accumulated and undistributed earnings of Diodes-China is approximately $24.2 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considered this investment to be permanent, and had no plans, intentions or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the earnings of Diodes-China. As of June 30, 2002, the Company has recorded $360,000 in deferred taxes.

                  The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China to the extent such earnings may be appropriated for distribution to Diodes-North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company's North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company's foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

         FOREIGN CURRENCY RISK
                  The Company faces exposure to adverse movements in foreign currency exchange rates, primarily in Asia. The Company's foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon the Company's financial results. Certain of the Company's assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar, the Japanese Yen, and the Hong Kong dollar. Because of the relatively small size of each individual currency exposure, the Company does not employ hedging techniques designed to mitigate foreign currency exposures. Therefore, the Company could experience currency gains and losses.

                  INTEREST RATE RISK The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company's cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At June 30, 2002, the interest rate swap agreement applies to $6.0 million of the Company's long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

                  POLITICAL RISK. The Company has a significant portion of its assets (57% at June 30, 2002) in Mainland China, Taiwan and Hong Kong. The possibility of political conflict between countries or with the United States could have an adverse impact upon the Company's ability to transact business through these important business segments and to generate profits.

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company submitted to a vote of its security holders at an annual meeting of shareholders on June 10, 2002, the election of members of the Board of Directors. The directors were each elected to serve until the 2002 annual meeting or until their successors are elected and have qualified. The results of the tabulation for each nominee for director of the Company is as follows:

   C.H. Chen,                  For:                       7,055,563
   Director                    Withheld:                    126,125

   Michael R. Giordano,        For:                       7,149,081
   Director                    Withheld:                     32,607

   Keh-Shew Lu,                For:                       7,150,161
   Director                    Withheld:                     31,527

   M.K. Lu,                    For:                       7,146,481
   Director                    Withheld:                     35,207

   Shing Mao,                  For:                       7,156,431
   Director                    Withheld:                     25,257

   Raymond Soong,              For:                       7,155,876
   Director                    Withheld:                     25,812

   John M. Stich,              For:                       7,150,281
   Director                    Withheld:                     31,407


                  The Company also submitted to a vote of its security holders at an annual meeting of shareholders on June 10, 2002, the appointment of Moss Adams LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2002. The result of the tabulation was 7,158,386 shares voted in favor of the proposal, 18,750 shares voted against, and 4,552 abstained from voting on the proposal. No broker non-votes with respect to this proposal were received.

         ITEM 5.  OTHER INFORMATION

                  The proxy materials for the 2002 annual meeting of stockholders held on June 10, 2002 were mailed to stockholders of the Company on April 29, 2002. Under certain circumstances, stockholders are entitled to present proposals at stockholder meetings. Any such proposal to be included in the proxy statement for the 2003 annual meeting of stockholders must be received at the Company's executive offices at 3050 East Hillcrest Drive, Westlake Village, California, 91362, addressed to the attention of the Corporate Secretary by December 27, 2002 in a form that complies with applicable regulations. Recently, the Securities and Exchange Commission amended its rule governing a company's ability to use discretionary proxy authority with respect to stockholder proposals which were not submitted by the stockholders in time to be included in the proxy statement. As a result of that rule change, in the event a stockholder proposal is not submitted to the Company prior to March 15, 2003, the proxies solicited by the Board of Directors for the 2003 annual meeting of stockholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2003 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.

6.  EXHIBITS AND REPORTS ON FORM 8-K
    (a) Exhibits

Exhibit 10.48    Third Amendment and Waiver to Union Bank Credit Agreement
Exhibit 11       Computation of Earnings Per Share
Exhibit 99.46    Diodes Incorporated Announces Conference Call To
                 Discuss Second Quarter FY 2002 Results
Exhibit 99.47    Diodes, Inc. Reports Second Quarter 2002 Results
Exhibit 99.48    Diodes Incorporated Raises Guidance for Q2 2002
Exhibit 99.49 Diodes Incorporated Introduces New Low-Capacitance Data Line Protection Device
Exhibit 99.50 Diodes Incorporated Introduces Matched Transistor Arrays Reduces board space and device cost, while providing greater design flexibility
Exhibit 99.51    Diodes Incorporated Introduces New Low-Capacitance
                 Data Line Protection Device
Exhibit 99.52 Diodes Announces Launch of Comprehensive Line of Pre-biased Transistors
Exhibit 99.53    CERTIFICATION PURSUANT TO 18 U.S.C. 1350 ADOPTED
                 PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                 ACT OF 2002

    (b) Reports on Form 8-K
             None





                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DIODES INCORPORATED (Registrant)



By:  /s/ Carl Wertz                                               August 9, 2002
----------------------------------------------------
CARL WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)




                                INDEX TO EXHIBITS


Exhibit 10.48              Third Amendment and Waiver to Union Bank Credit Agreement             Page 28
Exhibit 11                 Computation of Earnings Per Share                                     Page 35
Exhibit 99.46              Diodes Incorporated Announces Conference Call To
                           Discuss Second Quarter FY 2002 Results                                Page 36
Exhibit 99.47              Diodes, Inc. Reports Second Quarter 2002 Results                      Page 37
Exhibit 99.48              Diodes Incorporated Raises Guidance for Q2 2002                       Page 42
Exhibit 99.49              Diodes Incorporated Introduces New Low-Capacitance
                           Data Line Protection Device                                           Page 44
Exhibit 99.50              Diodes Incorporated Introduces Matched Transistor Arrays
                           Reduces board space and device cost, while providing greater
                           design flexibility                                                    Page 50
Exhibit 99.51              Diodes Incorporated Introduces New Low-Capacitance
                           Data Line Protection Device                                           Page 48
Exhibit 99.52              Diodes Announces Launch of Comprehensive Line
                           of Pre-biased Transistors                                             Page 50
Exhibit 99.53              CERTIFICATION PURSUANT TO 18 U.S.C. 1350 ADOPTED
                           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                           ACT OF 2002                                                           Page 52
