Form 10-Q
period 2002-09-30
DIODES INC /DEL/
filed 2002-11-14
CIK 29002

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

The number of shares of the registrant's Common Stock, $0.66 2/3 par value, outstanding as of November 8, 2002 was 9,282,164, including 1,075,672 shares of treasury stock.



                         PART I - FINANCIAL INFORMATION

                   Item 1 - Consolidated Financial Statements


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS


                                                                              December 31,           September 30,
                                                                                  2001                    2002
                                                                           -------------------     -------------------
                                                                                                      (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                  $   8,103,000           $   6,042,000
     Accounts receivable
         Customers                                                                 16,250,000              19,511,000
         Related parties                                                            1,486,000               3,718,000
                                                                           -------------------     -------------------
                                                                           -------------------     -------------------
                                                                                   17,736,000              23,229,000
         Less:  Allowance for doubtful receivables                                    343,000                 373,000
                                                                           -------------------     -------------------
                                                                                   17,393,000              22,856,000

     Inventories                                                                   17,813,000              16,864,000
     Deferred income taxes, current                                                 4,368,000               4,368,000
     Prepaid expenses, income taxes and other current assets                        1,266,000               2,518,000
                                                                           -------------------     -------------------
                                                                           -------------------     -------------------

                  Total current assets                                             48,943,000              52,648,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization                                   44,925,000              43,217,000

DEFERRED INCOME TAXES, non-current                                                  3,672,000               2,726,000

OTHER ASSETS
     Goodwill                                                                       5,090,000               5,090,000
     Other                                                                            628,000               1,044,000
                                                                           -------------------     -------------------

TOTAL ASSETS                                                                    $ 103,258,000           $ 104,725,000
                                                                           ===================     ===================



                 The accompanying notes are an integral part of
                          these financial statements.


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                December 31,           September 30,
                                                                                    2001                   2002
                                                                              ------------------     ------------------
                                                                                                        (Unaudited)
CURRENT LIABILITIES
     Line of credit                                                               $   6,503,000          $   1,874,000
     Accounts payable
         Trade                                                                        6,098,000              9,639,000
         Related parties                                                              3,149,000              3,263,000
     Accrued liabilities                                                              5,062,000              7,781,000
     Current portion of long-term debt
         Related party                                                                2,500,000              2,500,000
         Other                                                                        5,833,000              8,992,000
     Current portion of capital lease obligations                                            --                156,000
                                                                              ------------------     ------------------
                  Total current liabilities                                          29,145,000             34,205,000

LONG-TERM DEBT, net of current portion
         Related party                                                                7,500,000              6,875,000
         Other                                                                       13,664,000              3,566,000

CAPITAL LEASE OBLIGATIONS, net of current portion                                            --              2,530,000

MINORITY INTEREST IN JOINT VENTURE                                                    1,825,000              2,045,000

STOCKHOLDERS' EQUITY
     Class A convertible preferred stock - par value $1.00 per share;  1,000,000 shares authorized;
         no shares issued and outstanding                                                    --                     --
     Common stock - par value $0.66 2/3 per share;
         30,000,000 shares authorized; 9,227,664 and 9,280,664
         shares issued at December 31, 2001
         and September 30, 2002, respectively                                         6,151,000              6,187,000
     Additional paid-in capital                                                       7,310,000              7,942,000
     Retained earnings                                                               39,882,000             43,420,000
                                                                              ------------------     ------------------
                                                                              ------------------     ------------------
                                                                                     53,343,000             57,549,000
     Less:
         Treasury stock - 1,075,672 shares of common stock, at cost                   1,782,000              1,782,000
         Accumulated other comprehensive loss                                           437,000                263,000
                                                                              ------------------     ------------------
                                                                                      2,219,000              2,045,000

                  Total stockholders' equity                                         51,124,000             55,504,000
                                                                              ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 103,258,000          $ 104,725,000
                                                                              ==================     ==================


                 The accompanying notes are an integral part of
                          these financial statements.



                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                        Three Months Ended                            Nine Months Ended
                                                          September 30,                                 September 30,
                                               ----------------------------------------   ------------------------------------------
                                                   2001                    2002                 2001                   2002
                                               -----------------    -------------------   ------------------    --------------------

Net sales                                       $  22,698,000           $  30,287,000         $   69,447,000        $   87,157,000
Cost of goods sold                                 20,279,000              22,420,000             58,863,000            67,807,000
                                               -----------------    -------------------   ------------------    --------------------

     Gross profit                                   2,419,000               7,867,000             10,584,000            19,350,000

Research and development expenses                     141,000                 459,000                450,000             1,231,000
Selling, general and administrative
expenses                                            3,704,000               4,311,000             10,032,000            12,448,000
                                               -----------------    -------------------   ------------------    --------------------
     Total operating expenses                       3,845,000               4,770,000             10,482,000            13,679,000

     Income from operations                        (1,426,000)              3,097,000                102,000             5,671,000

Other income (expense)
     Interest income                                   80,000                   7,000                222,000                31,000
     Interest expense                                (592,000)               (288,000)            (1,903,000)             (926,000)
     Other                                             94,000                (195,000)               211,000               (69,000)
                                               -----------------    -------------------   ------------------    --------------------
                                                     (418,000)               (476,000)            (1,470,000)             (964,000)

Income (loss) before income taxes and
minority interest                                  (1,844,000)              2,621,000             (1,368,000)            4,707,000
Income tax benefit (provision)                      1,052,000                (771,000)             1,741,000              (949,000)
                                               -----------------    -------------------   ------------------    --------------------
                                               -----------------    -------------------   ------------------    --------------------

Income (loss) before minority interest               (792,000)              1,850,000                373,000             3,758,000

Minority interest in joint venture earnings           (55,000)                (83,000)              (174,000)             (219,000)
                                               -----------------    -------------------   ------------------    --------------------

Net income (loss)                               $    (847,000)          $   1,767,000         $      199,000        $    3,539,000
                                               =================    ===================   ==================    ====================

Earnings (loss) per share
     Basic                                      $       (0.10)          $        0.22         $         0.02        $         0.43
     Diluted                                    $       (0.10)          $        0.20         $         0.02        $         0.40
                                               =================    ===================   ==================    ====================

Weighted average shares outstanding
     Basic                                          8,147,902               8,190,887              8,142,333             8,177,506
     Diluted                                        8,815,581               8,862,272              8,928,711             8,834,311
                                               =================    ===================   ==================    ====================



                 The accompanying notes are an integral part of
                          these financial statements.


                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                       ---------------------------------------
                                                                                             2001                 2002
                                                                                        -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                        $      199,000       $    3,539,000
     Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                                                      5,946,000            6,943,000
         Loss on disposal of property, plant and equipment                                         --               95,000
         Minority interest earnings                                                           174,000              219,000
     Changes in operating assets:
         Accounts receivable                                                               (1,034,000)          (5,463,000)
         Inventories                                                                       10,889,000              949,000
         Prepaid expenses, taxes and other assets                                          (3,110,000)            (722,000)
     Changes in operating liabilities:
         Accounts payable                                                                  (2,622,000)           3,655,000
         Accrued liabilities                                                               (2,286,000)           2,720,000
         Income taxes payable                                                              (1,370,000)                  --
                                                                                       -----------------    ------------------

              Net cash provided by operating activities                                     6,786,000           11,935,000
                                                                                       -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                                             (7,143,000)          (2,645,000)
                                                                                       -----------------    ------------------

              Net cash used by investing activities                                        (7,143,000)          (2,645,000)
                                                                                       -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of line of credit, net                                                       (146,000)          (4,629,000)
     Proceeds from the issuance of capital stock                                              103,000              293,000
     Repayments of long-term obligations                                                   (1,503,000)          (7,564,000)
     Proceeds from majority shareholder contract reimbursement                                     --              375,000
     Other                                                                                    (42,000)             (14,000)
                                                                                       -----------------    ------------------

              Net cash used by financing activities                                        (1,588,000)         (11,539,000)
                                                                                       -----------------    ------------------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                                               --              188,000

DECREASE IN CASH                                                                           (1,945,000)          (2,061,000)

CASH AT BEGINNING OF PERIOD                                                                 4,476,000            8,103,000
                                                                                       -----------------    ------------------

CASH AT END OF PERIOD                                                                  $    2,531,000       $    6,042,000
                                                                                       =================    ==================

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION  Cash paid during the period for:
        Interest                                                                       $    1,681,000       $      895,000
                                                                                       =================    ==================
        Income taxes                                                                   $    1,922,000       $           --
                                                                                       =================    ==================
     Non-cash acquisitions of property, plant and equipment                            $           --       $    2,785,000
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


                      DIODES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - Basis of Presentation

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated financial data at December 31, 2001 is derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                  The consolidated financial statements include the accounts of Diodes-North America and its wholly-owned foreign subsidiaries, Diodes Taiwan Corporation., Ltd. ("Diodes-Taiwan") and Diodes-Hong Kong Ltd. ("Diodes-Hong Kong"), the accounts of Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China") in which the Company has a 95% interest, and the accounts of its wholly-owned United States subsidiary, FabTech Incorporated ("FabTech" or "Diodes-FabTech"). All significant intercompany balances and transactions have been eliminated.

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

                  The following tables show the effect of SFAS No. 142 on net income and earnings per share for the three and nine months ended September 30, 2001 and 2002:

                                                                        Three Months Ended
                                                                           September 30,
                                                             ------------------------------------------
                                                                    2001                   2002
                                                             -------------------    -------------------

      Reported net income (loss)                                    $  (847,000)         $  1,767,000
          Add:  Goodwill amortization, net of tax                        42,000                    --
                                                             -------------------    -------------------
           Adjusted net income (loss)                               $  (805,000)         $  1,767,000
                                                             ===================    ===================
       Diluted earnings per common share:
          Reported net income (loss)                                $     (0.10)         $       0.20
          Add:  Goodwill amortization, net of tax                   $      0.00                    --
                                                             -------------------    -------------------
          Adjusted diluted earnings per common share                $     (0.10)         $       0.20
                                                             ===================    ===================


                                                                         Nine Months Ended
                                                                           September 30,
                                                             ------------------------------------------
                                                                    2001                   2002
                                                             -------------------    -------------------

      Reported net income                                           $   199,000          $  3,539,000
          Add:  Goodwill amortization, net of tax                       126,000                    --
                                                             -------------------    -------------------
          Adjusted net income                                       $   325,000          $  3,539,000
                                                             ===================    ===================
      Diluted earnings per common share:
          Reported net income                                       $      0.02          $       0.40
          Add:  Goodwill amortization, net of tax                   $      0.02                    --
                                                             -------------------    -------------------
          Adjusted diluted earnings per common share                $      0.04          $       0.40
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

                  In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" criteria.

                  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".

                  In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.

                  Management does not believe the adoption of SFAS 145, 146, and 147 will have material impact on the financial statements. NOTE C - Functional Currencies, Comprehensive Loss and Foreign Currency Translation

                  Until June 30, 2001, the functional currency of Diodes-Taiwan was the U.S. dollar. Effective July 1, 2001, the Company changed the functional currency of Diodes-Taiwan to the local currency in Taiwan. As a result of this change, the translation of the balance sheet and statement of income of Diodes-Taiwan from the local currency into the reporting currency (US dollar) results in translation adjustments.

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

                  The effect of the $188,000 gain in translation adjustments and $14,000 loss related to the interest rate swap agreement results in a change in accumulated other comprehensive loss (income) of ($174,000) for the nine months ended September 30, 2002, and is reflected on the balance sheet as a separate component of shareholders' equity. There was no other comprehensive loss for the nine months ended September 30, 2002.

NOTE D - Inventories

                  Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

                            December 31,         September 30,
                                2001                 2002
                           ----------------     ----------------
Finished goods                $ 12,030,000         $ 10,195,000
Work-in-progress                 1,848,000            1,730,000
Raw materials                    6,311,000            7,577,000
                           ----------------     ----------------
                                20,189,000           19,502,000
Less:  Reserves                 (2,376,000)          (2,638,000)
                           ----------------     ----------------
Net inventory                 $ 17,813,000         $ 16,864,000
                           ================     ================

NOTE E - Income Taxes

                  The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, as of September 30, 2002, the Company has recorded a net deferred tax asset of $7.1 million resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and certain expense accruals, which are not currently deductible for income tax purposes.

                  In accordance with the current taxation policies of the People's Republic of China, Diodes-China was granted preferential tax treatment for the years ended December 31, 1999 through 2003. Earnings were subject to 0% tax rates in 1999 and 2000. Earnings in 2001, 2002 and 2003 are subject to tax of 12% (one half the normal central government tax rate), and at normal rates thereafter. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2001 and in the first three quarters of 2002, and current indications are that the local tax will be waived for the remainder of 2002.

                  Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations.

                  As of September 30, 2002, accumulated and undistributed earnings of Diodes-China are approximately $24.2 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, under the direction of the Board, the Company began to record deferred taxes on a portion of the 2002 earnings of Diodes-China in preparation of a possible dividend distribution. As of September 30, 2002,
the  Company  has  recorded   $630,000  in  deferred   taxes  and  has  made  no
distributions.

                  The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China to the extent such earnings may be appropriated for distribution to the Company's corporate office in North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company's North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company's foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

NOTE F - Stock Options

                  During the first nine months of 2002, the Company issued 322,600 stock options to directors, officers, and key employees of the Company at exercise prices between $8.53 and $8.77 (equal to the closing price of the Company's Common Stock on the date of grant). Had compensation cost for the options granted in 2002 been determined consistent with SFAS 123, the Company would have recorded compensation expense in the amount of $278,000 for the nine months ended September 30, 2002. As of September 30, 2002, the Company has not adopted SFAS 123.

NOTE G - Geographic Segments

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

                                                                                        Consolidated
       Three Months Ended                Far East             North America               Segments
                                      ----------------    -----------------------    --------------------
       September 30, 2002
Total sales                           $  23,056,000          $   18,833,000              $  41,889,000
Inter-company sales                     (10,052,000)             (1,550,000)               (11,602,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  13,004,000          $   17,283,000              $  30,287,000

Assets                                $  57,686,000          $   47,039,000              $ 104,725,000
Deferred tax assets                   $     111,000          $    6,983,000              $   7,094,000
                                      ================    =======================    ====================

                                                                                        Consolidated
       Three Months Ended                Far East             North America               Segments
                                      ----------------    -----------------------    --------------------
       September 30, 2001
Total sales                           $  19,573,000          $   12,258,000              $  31,831,000
Inter-company sales                      (8,381,000)               (752,000)                (9,133,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  11,192,000          $   11,506,000              $  22,698,000

Assets                                $  61,269,000          $   44,256,000              $ 105,525,000
Deferred tax assets                   $     128,000          $    7,167,000              $   7,295,000
                                      ================    =======================    ====================


                                                                                        Consolidated
       Nine Months Ended                 Far East             North America               Segments
                                      ----------------    -----------------------    --------------------
       September 30, 2002
Total sales                           $  69,049,000          $   51,098,000              $ 120,147,000
Inter-company sales                     (29,724,000)             (3,266,000)               (32,990,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  39,325,000          $   47,832,000              $  87,157,000

Assets                                $  57,686,000          $   47,039,000              $ 104,725,000
Deferred tax assets                   $     111,000          $    6,983,000              $   7,094,000
                                      ================    =======================    ====================

                                                                                        Consolidated
       Nine Months Ended                 Far East             North America               Segments
                                      ----------------    -----------------------    --------------------
       September 30, 2001
Total sales                           $  52,554,000          $   41,402,000              $  93,956,000
Inter-company sales                     (21,980,000)             (2,529,000)               (24,509,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  30,574,000          $   38,873,000              $  69,447,000

Assets                                $  61,269,000          $   44,256,000              $ 105,525,000
Deferred tax assets                   $     128,000          $    7,167,000              $   7,295,000
                                      ================    =======================    ====================

                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                  Except for the historical  information  contained herein,  the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company's management. The Private
Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act.

General

                  Diodes Incorporated (the "Company"), a Delaware corporation, is engaged in the manufacture, sale and distribution of discrete semiconductors worldwide, primarily to manufacturers in the communications, computing, industrial, consumer electronics and automotive markets, and to distributors of electronic components to end customers in these markets. The Company's broad product line includes high-density diode and transistor arrays in ultra-miniature surface-mount packages, as well as silicon wafers used in manufacturing these products. Technologies include Schottky diodes and rectifiers, switching diodes, zener diodes, Transient Voltage Suppressors
(TVSs), standard, fast, ultra-fast and super-fast recovery rectifiers, bridge rectifiers, and small signal transistors and MOSFETs.

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

                  Positioning the Company to rapidly respond to the demands of the global marketplace and continuing to increase research and development expenses, the Company is focused on expanding its product portfolio and closely controlling product quality and time-to-market. Shifting development priorities toward specialized configurations, such as the Company's high-density array devices, the Company is introducing a range of new products that improve the trade-off between size, performance and power consumption for surface-mount packages, such as the Company's BAT750 Schottky rectifier and SOT-523 product lines. These product lines are designed for battery-powered and handheld applications, such as those used in the computer and communication industries; specifically, wireless devices, notebooks, flat panel displays, digital cameras, mobile handsets, set top boxes, as well as DC to DC conversion and automotive electronic applications.

                  The Company's most recent product introduction includes its line of 3 and 5 Amp Powermite(R)3 Schottky barrier rectifiers, which uses patented packaging technology licensed from Microsemi, Inc., and will be manufactured at the Company's state-of-the-art facilities at Diodes-China. The Company's Powermite(R)3 parts offer a significant reduction in required board space and superior thermal performance as compared to industry-standard SMC and D-Pak packages. The Powermite(R)3 package has a very low profile of only 1.1mm, which allows it to be used in many portable applications in which the 2.3mm profile of SMC and D-Pak is prohibitive. In addition, the Powermite(R)3 package requires approximately half the board space of the SMC and only 40% of the D-Pak. This gives the Powermite(R)3 package a high Power Density value of 55mW/mm2, which is over double the values for D-Pak or SMC. Target applications include notebooks, battery chargers, GPS units, TFT-LCD panels, quarter-brick and half-brick power supplies.

                  Sales. The Company's products are sold primarily in North America and the Far East, both directly to end users and through electronic component distributors. In the third quarter of 2002, 57% of the Company's products were sold in North America, while 40% were sold in the Far East and 3% in Europe. This compares to 55%, 44% and 1% for the year 2001, respectively, and 54%, 46% and 0% for the year 2000, respectively. An increase in the percentage of sales in the Far East is expected as the Company significantly increases its sales presence there and believes there is greater potential to increase market share in that region due to the expanding base of electronics manufacturers.

                  The Company sells direct to OEM customers as well as to distributors of electronic components. In the third quarter of 2002, 71% of the Company's sales were direct, while 29% were to distributors. This compares to 68% and 32%, respectively, for the year 2001, and 52% and 48%, respectively, for the year 2000.

                  As the consolidation of electronic component distributors continues, the Company anticipates that a greater portion of its distributor sales will be to the larger distributors, and thus, may result in lower gross profit margins for this sales channel.

                  During the third quarter the Company hired a representative company in Japan to target the Japanese customer base. As Japanese manufacturing moves to China, the Company sees a higher level of openness from the major electronics manufacturers in developing alternative overseas sources of supply that can meet logistics and local content requirements. A sales organization in Japan will enable the Company to provide service and design support to this large potential customer base. Given the strength of traditional vendor-manufacturer relationships in Japan, this is a longer-term strategy, but a major opportunity for the Company.

                  Reporting Segments. For financial reporting purposes, the Company is deemed to engage in one industry segment - discrete semiconductors. The Company has separated its operations into two geographical areas: North America and the Far East. North America includes the corporate offices in Southern California ("Diodes-North America") as well as the wafer foundry, Diodes-FabTech, located in Missouri. For reporting purposes, the North American region includes European sales as well, which account for approximately 3% of total sales for the nine months ended September 30, 2002. Diodes-North America procures and distributes products primarily throughout North America and provides management, warehousing, engineering and logistics functions. Diodes-FabTech manufactures silicon wafers for sale to its customer base, as well as for use in manufacturing by Diodes-China. The Far East includes the operations of Diodes-Taiwan, Diodes-China and Diodes-Hong Kong. Diodes-China manufactures product for, and sells product to, Diodes-North America, Diodes-Taiwan and Diodes-Hong Kong, as well as directly to end customers. Diodes-Taiwan procures product from, and sells product primarily to, customers in Taiwan, Korea and Singapore. Diodes-Hong Kong sells to customers primarily in Hong Kong and China.

                  LSC. Lite-On Semiconductor Corporation ("LSC"), formerly Lite-On Power Semiconductor Corporation ("LPSC"), is the Company's largest stockholder, holding approximately 37.4% of the outstanding shares. LSC is a member of The Lite-On Group of companies. The Lite-On Group, a Taiwanese consortium with worldwide sales of approximately $4 billion, is a leading manufacturer of power semiconductors, computer peripherals and communication products. C.H. Chen, the Company's President and Chief Executive Officer, is also Vice Chairman of LSC.

                  For the third quarter of 2002, the Company sold silicon wafers to LSC totaling 13.5% (7.7% in 2001) of the Company's sales, making LSC the Company's largest customer. Also for the third quarter of 2002, 11.1% (15.2% in 2001) of the Company's sales were from discrete semiconductor products purchased from LSC, making LSC the Company's largest outside vendor. All such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                  In addition, in December 2000, the Company acquired FabTech from LSC. As part of the purchase price, at September 30, 2002, LSC holds a subordinated, interest-bearing note for approximately $9.4 million. In connection with the terms of the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. LSC is currently in compliance with the terms of the wafer purchase agreement.

                  As per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech's management. The agreements provide members of FabTech's management guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech will be reimbursed by LSC.

                  In June 2001, as per the Company's U.S. bank covenants, the Company was not permitted to make regularly scheduled principal and interest payments to LSC on the remaining $10.0 million payable related to the FabTech acquisition note, but was, however, able to renegotiate with LSC the terms of the note. Again, in May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and therefore, payments of approximately $208,000 plus interest began in July 2002.

                  Manufacturing and Significant Vendors. The Company's Far East manufacturing subsidiary, Diodes-China, manufactures product for sale primarily to North America and Asia. Diodes-China's manufacturing focuses on SOT-23 and SOD-123 products, as well as sub-miniature packages such as SOT-363, SOT-563, and SC-75. These surface-mount devices ("SMD") are much smaller in size and are used primarily in the computer and communication industries, destined for wireless devices, notebook, flat panel display, digital camera, mobile handset, set top box, DC to DC conversion, and automotive applications, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as the electronic industry trends to portable and hand-held devices continue. Diodes-China purchases a portion of its silicon wafers for its manufacturing process from Diodes-FabTech, although the majority are currently purchased from other wafer vendors. The Company plans to increase the number of Diodes-FabTech wafers used at Diodes-China

                  Since 1997, the Company's manufacturing focus has primarily been in the development and expansion of Diodes-China. To date, the Company and its 5% minority partner have increased property, plant and equipment at the Mainland China facility to approximately $49.3 million. The equipment expansion allows for the manufacturing of additional SOT-23 packaged components as well as other surface-mount packaging, including the smaller SOD packages, and even smaller packaging such as SOT-523.

                  All of the  products  sold  by the  Company,  as  well  as the materials used by the Company in its manufacturing operations, are available both domestically and abroad. The three largest external suppliers of products to the Company were LSC and two other non-related vendors. For the third quarter ended September 30, 2002, sales of products manufactured by LSC and the two other largest vendors were approximately 11.1% (15.2% in 2001) and 14.3% (10.0% in 2001), respectively, while 35.2% (27% in 2001) and 29.4% (15.0% in 2001) were
manufactured  by  Diodes-China  and  Diodes-FabTech,   respectively.   No  other
manufacturer of discrete semiconductors accounted for more than 5% of the Company's sales in 2002 and 2001.

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

                  Income Taxes. In accordance with the current taxation policies of the People's Republic of China, Diodes-China was granted preferential tax treatment for the years ended December 31, 1999 through 2003. Earnings were subject to 0% tax rates in 1999 and 2000. Earnings in 2001, 2002 and 2003 are subject to tax of 12% (one half the normal central government tax rate), and at normal rates thereafter. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2001 and in the first three quarters of 2002, and current indications are that the local tax will be waived for the remainder of 2002.

                  As of September 30, 2002, accumulated and undistributed earnings of Diodes-China are approximately $24.2 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the 2002 earnings of Diodes-China. As of September 30, 2002, the Company has recorded $630,000 in deferred taxes.

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

    Results of Operations for the Three Months Ended September 30, 2001 and 2002

                  The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                                       Percentage Dollar
                                                 Percent of Net Sales                 Increase (Decrease)
                                           Three Months Ended September 30,
                                        ---------------------------------------       ---------------------
                                               2001                2002                    `01 to `02
                                        ------------------- -------------------       ---------------------

Net sales                                      100.0 %             100.0 %                      33.4 %

Cost of goods sold                             (89.3)              (74.0)                      (10.6)
                                        ------------------- -------------------       ---------------------

Gross profit                                    10.7                26.0                       225.2

Operating expenses                             (16.9)              (15.7)                      (24.1)
                                        ------------------- -------------------       ---------------------

Income from operations                          (6.2)               10.3                       317.2

Interest expense, net                           (2.3)               (0.9)                      (45.1)

Other income                                     0.4                (0.6)                     (307.4)
                                        ------------------- -------------------       ---------------------

Income before taxes and minority                (8.0)                8.8                       242.2

Income taxes                                     4.6                (2.5)                      173.3
                                        ------------------- -------------------       ---------------------
                                        ------------------- -------------------       ---------------------

Income before minority interest                 (3.4)                6.3                       333.7
Minority interest                               (0.2)               (0.3)                       50.9
                                        ------------------- -------------------       ---------------------

Net income                                      (3.6)                6.0                       308.7
                                        =================== ===================       =====================

                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.
                                                  2001                  2002
                                                  ----                  ----
Net Sales                                     $ 22,698,000          $ 30,287,000
---------

                  Net sales increased approximately $7.6 million, or 33.4%, for the three months ended September 30, 2002, compared to the same period last year, due primarily to a 18.9% increase in units sold as a result of increased demand, primarily in North America. The Company's average selling prices ("ASP") for discrete devices decreased approximately 2.3% from the same three-month period last year, but increased 1.0% from the second quarter of 2002. ASP's for wafer products increased 14.9% from the same period last year, and increased 0.4% from the second quarter of 2002.


                                                  2001                  2002
                                                  ----                  ----
Cost of Goods Sold                            $ 20,279,000          $ 22,420,000
------------------
Gross Profit                                  $  2,419,000          $  7,867,000
------------
Gross Profit Margin Percentage                   10.7%                 26.0%
------------------------------

                  Cost of goods sold increased approximately $2.1 million, or 10.6%, for the three months ended September 30, 2002 compared to the year ago period, due primarily to increased sales volumes. As a percent of sales, cost of goods sold decreased from 89.3% for the three months ended September 30, 2001 to 74.0% for the three months ended September 30, 2002 due to higher factory utilizations. Gross profit increased approximately $5.4 million, or 225.2%, for the three months ended September 30, 2002 compared to the year ago period. Of the $5.4 million increase, approximately $0.8 million was due to the 33.4% increase in sales, while $4.6 million was due to the increase in gross margin percentage from 10.7% to 26.0%. The higher gross margin percentage was due primarily to increased capacity utilization, cost containment and sales of higher margin products. For the third quarter of 2002, Diodes-China's average capacity utilization was approximately 88%, up from 80% last quarter, and Diodes-FabTech had improved to approximately 83% from 73% last quarter.


                                                 2001                  2002
                                                 ----                  ----
Total Operating Expenses                     $ 3,845,000           $ 4,770,000
------------------------

                  Operating expenses, which include selling, general, administrative expenses ("SG&A") and research and development expenses ("R&D"), for the three months ended September 30, 2002 increased approximately $0.9 million, or 24.1%, compared to the same period last year, due primarily to increased selling expenses, commissions and incentives, insurance costs and a $0.3 million increase in R&D. The Company anticipates its R&D expenditures will increase, both in absolute dollars and as a percentage of sales, as part of its strategy to develop more proprietary products aimed at improving gross margins. SG&A, as a percentage of sales, decreased to 14.2% from 16.3% in the comparable period last year, while R&D increased to 1.5% from 0.6% of sales. Total operating expenses, as a percentage of sales, decreased to 15.7% from 16.9% in the comparable period last year.


                                               2001                  2002
                                               ----                  ----
Interest Income                             $  80,000             $  7,000
---------------
Interest Expense                            $ 592,000             $ 288,000
----------------
Net Interest Expense                        $ 512,000             $ 281,000
--------------------

                  Net interest expense for the three months ended September 30, 2002 decreased approximately $0.2 million versus the third quarter last year, due primarily to a reduction in the Company's total debt of approximately $13.2 million from the same period last year. The Company's interest expense is primarily the result of the Company's borrowings to finance the FabTech acquisition, as well as the investment and expansion in the Diodes-China manufacturing facility.


                                                 2001                  2002
                                                 ----                  ----
Other Income                                   $ 94,000            $ (195,000)
------------

                  Other income for the three months ended September 30, 2002 decreased from an income of $94,000 in the third quarter of 2001 to an expense of $195,000. The increase in expense is due primarily to (i) the discontinuance of $165,000 of income Diodes-FabTech was receiving from an external company's use of their testing facilities, and (ii) a $131,000 severance payment as per a separation agreement.


                                                  2001                  2002
                                                  ----                  ----
Income Tax Benefit (Provision)                $ 1,052,000           $ (771,000)
------------------------------

                  Income taxes increased from a tax benefit in the third quarter of 2001 to a tax provision in the third quarter of 2002, due primarily to positive earnings at Diodes-FabTech. Included in the tax provision for the three months ended September 30, 2002 is $270,000 in deferred taxes recorded for a portion of the 2002 earnings at Diodes-China.


                                                 2001                  2002
                                                 ----                  ----
Minority Interest in Joint Venture             $ 55,000              $ 83,000
----------------------------------

                  Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for the three months ended September 30, 2002 is primarily the result of increased capacity utilization and the associated increase in gross margins. The joint venture investment is eliminated in consolidation of the Company's financial statements, and the activities of Diodes-China are included therein. As of September 30, 2002, the Company had a 95% controlling interest in the joint venture.


     Results of Operations for the Nine Months Ended September 30, 2001 and 2002

                  The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                                       Percentage Dollar
                                                 Percent of Net Sales                 Increase (Decrease)
                                           Nine Months Ended September 30,
                                        ---------------------------------------       ---------------------
                                               2001                2002                    `01 to `02
                                        ------------------- -------------------       ---------------------

Net sales                                      100.0 %             100.0 %                      25.5 %

Cost of goods sold                             (84.8)              (77.8)                      (15.2)
                                        ------------------- -------------------       ---------------------

Gross profit                                    15.2                22.2                        82.8

Operating expenses                             (15.1)              (15.7)                       30.5
                                        ------------------- -------------------       ---------------------

Income from operations                           0.1                 6.5                     5,459.8

Interest expense, net                           (2.4)               (1.0)                      (46.8)

Other income                                     0.3                (0.1)                     (132.7)
                                        ------------------- -------------------       ---------------------

Income before taxes and minority                (2.0)                5.4                       444.1

Income taxes                                     2.5                (1.1)                      154.5
                                        ------------------- -------------------       ---------------------
                                        ------------------- -------------------       ---------------------

Income before minority interest                  0.5                 4.3                       907.5
Minority interest                               (0.3)               (0.3)                       25.9
                                        ------------------- -------------------       ---------------------

Net income                                       0.2                 4.0                     1,678.4
                                        =================== ===================       =====================

                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                               2001                  2002
                                               ----                  ----
Net Sales                                  $ 69,447,000          $ 87,157,000
---------

                  Net sales increased approximately $17.7 million, or 25.5%, for the nine months ended September 30, 2002, compared to the same period last year, due primarily to a 26.8% increase in units sold. For the first nine months of 2002, ASP's for discrete devices decreased approximately 9.7%, primarily in North America. ASP's for wafer products decreased 4.7% from the same period last year.

                                                 2001                  2002
                                                 ----                  ----
Cost of Goods Sold                           $ 58,863,000          $ 67,807,000
------------------
Gross Profit                                 $ 10,584,000          $ 19,350,000
------------
Gross Profit Margin Percentage                  15.2%                 22.2%
------------------------------

                  Cost of goods sold increased approximately $8.9 million, or 15.2%, for the nine months ended September 30, 2002 compared to the year ago period, due primarily to increased sales volumes. As a percent of sales, cost of goods sold decreased from 84.8% for the nine months ended September 30, 2001 to 77.8% for the nine months ended September 30, 2002 due to higher factory utilizations. Gross profit increased approximately $8.8 million, or 82.8%, for the nine months ended September 30, 2002 compared to the year ago period. Of the $8.8 million increase, approximately $2.7 million was due to the 25.5% increase in sales, while $6.1 million was due to the increase in gross margin percentage from 15.2% to 22.2%. The higher gross margin percentage was due primarily to increased capacity utilization, cost containment and sales of higher margin products.


                                                2001                  2002
                                                ----                  ----
Total Operating Expenses                    $ 10,482,000          $ 13,679,000
------------------------

                  Operating expenses, including SG&A and R&D, for the nine months ended September 30, 2002 increased approximately $3.2 million, or 30.5%, compared to the same period last year due primarily to increased selling expenses, commissions and incentives, insurance costs and a $0.8 million increase in R&D. The Company anticipates its R&D expenditures will increase, both in absolute dollars and as a percentage of sales. SG&A, as a percentage of sales, decreased to 14.3% from 14.4% in the comparable period last year, while R&D increased to 1.4% from 0.6% of sales. Total operating expenses, as a percentage of sales, increased to 15.7% from 15.1% in the comparable period last year.


                                                 2001                  2002
                                                 ----                  ----
Interest Income                               $ 222,000              $ 31,000
Interest Expense                             $ 1,903,000            $ 926,000
                                              -----------            ---------
Net Interest Expense                         $ 1,681,000            $ 895,000

                  Net interest expense for the nine months ended September 30, 2002 decreased approximately $0.8 million versus the same period last year, due primarily to a reduction in the Company's total debt. The Company's interest expense is primarily the result of the Company's borrowings to finance the FabTech acquisition, as well as the investment and expansion in the Diodes-China manufacturing facility.

                                                 2001                  2002
                                                 ----                  ----
Other Income                                  $ 211,000             $ (69,000)
------------

                  Other income for the nine months ended September 30, 2002 decreased from an income of $211,000 for the same period in 2001 to an expense of $69,000. The increase in expense is due primarily to (i) the discontinuance of $165,000 of income Diodes-FabTech was receiving from an external company's use of their testing facilities, and (ii) a $131,000 severance payment as per a separation agreement.

                                                   2001                  2002
                                                   ----                  ----
Income Tax Benefit (Provision)                 $ 1,741,000           $ (949,000)
------------------------------

                  Income taxes increased from a tax benefit for the first nine months of 2001 to a tax provision for the first nine months of 2002, due primarily to positive earnings at Diodes-FabTech. Included in the tax provision for the nine months ended September 30, 2002 is $0.6 million in deferred taxes recorded in the second quarter for a portion of the 2002 earnings at Diodes-China.


                                                  2001                  2002
                                                  ----                  ----
Minority Interest in Joint Venture             $ 174,000             $ 219,000
----------------------------------

                  Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for the nine months ended September 30, 2002, is primarily the result of increased capacity utilization and the associated increase in gross margins. The joint venture investment is eliminated in consolidation of the Company's financial statements, and the activities of Diodes-China are included therein. As of September 30, 2002, the Company had a 95% controlling interest in the joint venture.

Financial Condition

         Liquidity and Capital Resources

                  At September 30, 2002 the Company had cash and cash equivalents totaling $6.0 million, a $2.1 million decrease from December 31, 2001, primarily as a result of the Company reducing its bank loan balances. Cash provided by operating activities for the nine months ended September 30, 2002 was $11.9 million compared to $6.8 million for the same period in 2001. The primary sources of cash flows from operating activities for the first nine months of 2002 were $6.9 million in depreciation and amortization and an increase in accounts payable of $3.7 million, while in 2001, the primary sources were a $10.9 million reduction in inventory and $5.9 million in depreciation and amortization.

                  The primary use of cash flows from operating activities for the first nine months of 2002 was an increase in accounts receivable of $5.5 million, while the primary use of cash flows from operating activities in 2001 was a $3.1 million increase in prepaid expenses, taxes and other assets. Accounts receivable days were 68 days at September 30, 2002, compared to 61 at December 31, 2001.

                  Inventory turns at September 30, 2002 were 5.4 times compared to 5.1 times at December 31, 2001. The ratio of the Company's current assets to current liabilities was 1.5 at September 30, 2002 and 1.7 at December 31, 2001.

                  Cash used by investing activities for the nine months ended September 30, 2002 was $2.6 million, compared to $7.1 million during the same period in 2001. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility.

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

                  In June 2001, as per the Company's U.S. bank covenants, the Company was not permitted to make regularly scheduled principal and interest payments to LSC on the remaining $10.0 million payable related to the FabTech acquisition note, but was, however, able to renegotiate with LSC the terms of the note. Again, in May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and therefore, payments of approximately $208,000 plus interest began in July 2002.

                  Cash used by financing activities was $11.5 million for the nine months ended September 30, 2002, as the Company reduced its overall debt, compared to cash used by financing activities of $1.6 million in the same period of 2001. In 2002, the Company increased its credit facility maximum limits to $46.3 million, encompassing one major U.S. bank, three banks in Mainland China and three banks in Taiwan. As of September 30, 2002, the total credit facilities were $15.8 million, $25.0 million, and $4.1 million, for the U.S. facility secured by substantially all assets, the unsecured Chinese facilities, and the unsecured Taiwanese facilities, respectively. As of September 30, 2002, the available credit was $6.5 million, $22.0 million, and $3.1 million, for the U.S. facility, the Chinese facilities, and the Taiwanese facilities, respectively.

                  The agreements have certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreements, and prohibit the payment of dividends. As of September 30, 2002, the Company was in compliance with the covenants.

                  The Company has used its credit facilities primarily to fund the expansion at Diodes-China and for the FabTech acquisition, as well as to support its operations. The Company believes that the continued availability of these credit facilities, together with internally generated funds, will be sufficient to meet the Company's current foreseeable operating cash requirements.

                  The Company has entered into an interest rate swap agreement with a major U.S. bank which expires November 30, 2004, to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. The interest rate under the swap agreement is fixed at 6.8% and is based on the notional amount, which was $5.6 million at September 30, 2002. The swap contract is inversely correlated to the related hedged long-term debt and is, therefore, considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. During fiscal 2001, variable interest rates decreased resulting in an interest rate swap liability of $147,000 as of December 31, 2001. As of September 30, 2002, the swap liability was $172,000. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

                  Total working capital decreased approximately 6.8% to $18.4 million as of September 30, 2002, from $19.8 million as of December 31, 2001. The Company believes that such working capital position will be sufficient for foreseeable operations and growth opportunities. The Company's total debt to equity ratio decreased to 0.89 at September 30, 2002, from 1.02 at December 31, 2001. It is anticipated that this ratio may increase should the Company use its credit facilities to fund additional inventory sourcing opportunities. The Company has no material plans or commitments for capital expenditures other than in connection with manufacturing expansion at Diodes-China, Diodes-FabTech equipment requirements, and the Company's implementation of an Enterprise Resource Planning ("ERP") software package. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and, thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share. Based upon plans for new product introductions, product mixes, capacity restraints on certain product lines and equipment upgrades, the Company expects that year 2002 capital expenditures for its manufacturing facilities will run approximately $4.0 to $6.0 million, with an additional approximately $1.0 million for the ERP project.

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

                  The $373,000 estimate of allowance for doubtful accounts is comprised of two parts, a specific account analysis and a general reserve. Accounts where specific information indicates a potential loss may exist are reviewed and a specific reserve against amounts due is recorded. As additional information becomes available such specific account reserves are updated. Additionally, a general reserve is applied to the aging categories based on historical collection and write-off experience. As trends in historical collection and write-offs change, the percentages applied against the accounts receivable aging categories are updated.

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

                  As of September 30, 2002, accumulated and undistributed earnings of Diodes-China are approximately $24.2 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considered this investment to be permanent, and had no plans, obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the 2002 earnings of Diodes-China. As of September 30, 2002, the Company has recorded $630,000 in deferred taxes.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                  Our primary business objective is the maximization of operating income given an acceptable level of risk. Our objective is exposed to three primary sources of market risk: foreign currency risk, interest rate risk, and political risk. No material changes to any of these risks have occurred since December 31, 2001. For a more detailed discussion of market risk, refer to
Part II, Item 7A of our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

                  Interest Rate Risk. The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company's cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. The interest rate swap agreement applies to 25% of the Company's long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

                  Political Risk. The Company has a significant portion of its assets in Mainland China and Taiwan. The possibility of political conflict between the two countries or with the United States could have an adverse impact upon the Company's ability to transact business through these important business segments and to generate profits.

Item 4.  Controls and Procedures

                  Within the 90 days prior to the filing date of this Quarterly Report on Form 10-Q for the third quarter ended September 30, 2002, the Company's Chief Executive Officer, C.H. Chen, and the Chief Financial Officer, Carl Wertz, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

                  Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.


                  There were no significant changes in the Company's internal controls, or in other factors that could significantly affect internal controls, known to the Chief Executive Officer or the Chief Financial Officer, subsequent to the date of the evaluation.


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

Risk Factors

         Vertical Integration
                  We are in the process of vertically integrating our business. Key elements of this strategy include (i) expanding our manufacturing capacity,
(ii) establishing wafer foundry and research and development capability through the acquisition of FabTech and (iii) establishing sales, marketing, product development, package development and assembly/testing operations in company-owned facilities or through the acquisition of established contractors. We have a limited history upon which an evaluation of the prospects of our vertical integration strategy can be based. There are certain risks associated with our vertical integration strategy, including:

o difficulties associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories and limitations on the flexibility of controlling overhead;
o        difficulties implementing our Enterprise Resource Planning system;
o difficulties expanding our operations in the Far East and developing new operations in Europe; o difficulties developing and implementing a successful research and development team; o difficulties developing proprietary technology; and, o market acceptance of our proprietary technology.

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

         Competition
                  The discrete semiconductor industry is highly competitive.  We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, and reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand names and other resources than we have and, thus, may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are On Semiconductor, General Semiconductor, Inc., Fairchild Semiconductor Corporation, International Rectifier Corporation, Rohm, and Phillips. We may not be able to compete successfully in the future, or competitive pressures may harm our financial condition or our operating results.

         Foreign Operations
                  We expect revenues from foreign markets to continue to represent a significant portion of our total revenues. In addition, we maintain facilities or contracts with entities in the Philippines, Taiwan, Germany, Japan, England, India, and China, among others. There are risks inherent in doing business internationally, including:

o changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;
o trade restrictions, transportation delays, work stoppages, and economic and political instability; o changes in import/export regulations, tariffs and freight rates; o difficulties in collecting receivables and enforcing contracts;
o currency exchange rate fluctuations; o restrictions on the transfer of funds from foreign subsidiaries to Diodes-North America; and, o longer customer payment terms.

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

         Future Acquisitions
                  As part of our business strategy, we expect to review acquisition prospects that would implement our vertical integration strategy or offer other growth opportunities. While we have no current agreements and no active negotiations underway with respect to any acquisitions, we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

o        use a significant portion of our available cash;
o issue equity securities, which would dilute current stockholders' percentage ownership; o incur substantial debt; o incur or assume contingent liabilities, known or unknown; o incur amortization expenses related to intangibles; and o incur large, immediate accounting write-offs.

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

         Integration of Acquisitions
                  During fiscal year 2000, we acquired FabTech, Inc. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

o        unexpected losses of key employees or customers of the acquired company;
o conforming the acquired company's standards, processes, procedures and controls with our operations;
o  coordinating  our new  product  and  process development;
o hiring  additional  management and other critical  personnel;
o increasing the scope,  geographic diversity and complexity of our operations;
o difficulties  in  consolidating   facilities  and  transferring   processes
and know-how;
o diversion of management's  attention from other business  concerns; and
o adverse effects on existing business relationships with customers.

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

         System Outages
                  Risks are presented by electrical or telecommunications outages, computer hacking or other general system failure. To try to manage our operations efficiently and effectively, we rely heavily on our internal information and communications systems and on systems or support services from third parties. Any of these systems are subject to failure. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows. In addition, insurance coverage for the risks described above may be unavailable.

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

         Deferred Taxes
                  As of September 30, 2002, accumulated and undistributed earnings of Diodes-China is approximately $24.2 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the earnings of Diodes-China. As of September 30, 2002, the Company has recorded $630,000 in deferred taxes.

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

         Interest Rate Risk
                  The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company's cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At September 30, 2002, the interest rate swap agreement applies to $5.6 million of the Company's long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

         Political Risk
                  The Company has a significant portion of its assets (55% at September 30, 2002) in Mainland China, Taiwan and Hong Kong. The possibility of political conflict between countries or with the United States could have an adverse impact upon the Company's ability to transact business through these important business segments and to generate profits.

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



         Item 6.  Exhibits and Reports on Form 8-K
                  (a) Exhibits

Exhibit 10.49    Revolving Credit Extension between the Company and Union Bank

Exhibit 11       Computation of Earnings Per Share

Exhibit 99.54    Certification Pursuant To 18 U.S.C. 1350 Adopted
                  Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

Exhibit 99.55 Diodes Incorporated Announces Conference Call To Discuss Third Quarter FY 2002 Results

Exhibit 99.56    Diodes, Inc.  Diodes, Inc. Named to Business 2.0
                 Magazine's "100 Fastest Growing Tech Companies"

Exhibit 99.57    Diodes Incorporated Introduces Line of 3 & 5 Amp
                 Powermite(R)3 Schottky Barrier Rectifiers

Exhibit 99.58 Diodes, Inc. Reports Third Quarter Results with Continued Gross Margin Improvement

                  (b) Reports on Form 8-K
                           None



                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DIODES INCORPORATED (Registrant)



By:  /s/ Carl Wertz                                            November 11, 2002
----------------------------------------------------
CARL WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)



CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C.H. Chen, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Diodes Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ C.H. Chen
C. H. Chen
Chief Executive Officer

Date: 11/11/02

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Wertz, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Diodes Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Carl Wertz
Carl Wertz
Chief Financial Officer

Date: 11/11/02


                     INDEX TO EXHIBITS


Exhibit 10.49   Revolving Credit Extension between the Company and
                Union Bank                                               Page 33

Exhibit 11      Computation of Earnings Per Share                        Page 34

Exhibit 99.54   Certification Pursuant To 18 U.S.C. 1350 Adopted Pursuant To
                Section 906 Of The Sarbanes-Oxley Act Of 2002            Page 35

Exhibit 99.55   Diodes Incorporated Announces Conference Call To Discuss
                Third Quarter FY 2002 Results                            Page 36

Exhibit 99.56   Diodes, Inc.  Diodes, Inc. Named to Business 2.0 Magazine's
                "100 Fastest Growing Tech Companies"                     Page 37

Exhibit 99.57   Diodes Incorporated Introduces Line of 3 & 5 Amp Powermite(R)3
                Schottky Barrier Rectifiers                              Page 39

Exhibit 99.58   Diodes, Inc. Reports Third Quarter Results with Continued
                Gross Margin Improvement                                 Page 41