Form 10-K
period 2002-12-31
DIODES INC /DEL/
filed 2003-03-31
CIK 29002

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 2002.
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from _______ to ________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [  ]          No [X]

The aggregate market value of the 5,043,541 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the Nasdaq National Market on June 28, 2002 of $8.53 per share, was approximately $43,021,405.

The number of shares of the registrant's Common Stock outstanding as of March 14, 2003 was 9,483,764 including 1,075,672 shares of treasury stock.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2003 annual meeting of stockholders are incorporated by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2002.

                                     PART I

Item 1.           Business

General

     Diodes Incorporated (the "Company"), a Delaware corporation, is engaged in the manufacture, sale and distribution of discrete semiconductors worldwide, primarily to manufacturers in the communications, computing, industrial, consumer electronics and automotive markets, and to distributors of electronic components to end customers in these markets. The Company's broad product line includes high-density diode and transistor arrays in ultra-miniature surface-mount packages, as well as silicon wafers used in manufacturing these products. Technologies include high density diode and transistor arrays in multi-pin surface-mount packages; PowermiteR3, high-performance surface-mount packages; performance Schottkys, switching and rectifier diodes; single and dual prebiased transistors; performance tight tolerance and low current zener diodes; subminiature surface mount packages; transient voltage suppressors (TVS and TSPD); small signal transistors and MOSFETs; and standard, fast, ultra-fast, and super-fast rectifiers.

     Positioning the Company to rapidly respond to the demands of the global marketplace and continuing to increase its investment in research and development, the Company is focused on expanding its product portfolio and closely controlling product quality and time-to-market. Shifting development priorities toward specialized configurations, such as the Company's high-density array devices, the Company is introducing a range of new products that improve the trade-off between size, performance and power consumption for surface-mount packages, such as the Company's BAT750 Schottky rectifier and SOT-523 product lines. These product lines are designed for battery-powered and handheld applications, such as those used in the computer and communications industries; specifically, wireless devices, notebooks, flat panel displays, digital cameras, mobile handsets, set top boxes, as well as DC to DC conversion and automotive electronic applications.

     In addition to the Company's corporate headquarters in Westlake Village, California, which provides sales, marketing, engineering, logistics and warehousing functions, the Company's wholly-owned subsidiary, Diodes Taiwan Corporation, Ltd. ("Diodes-Taiwan"), maintains a sales, engineering and purchasing facility in Taipei, Taiwan. The Company also has a 95% interest in Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China" or "KaiHong"), a manufacturing facility in Shanghai, China, and offices in Shanghai and Shenzhen, China. In March 2002, the Company opened a sales, warehousing and logistics subsidiary in Hong Kong ("Diodes-Hong Kong"). In addition, in December 2000, the Company acquired FabTech Incorporated ("Diodes-FabTech" or "FabTech"), a silicon wafer manufacturer located near Kansas City, Missouri. An office in Toulouse, France supports the Company's European sales expansion.

     Lite-On Semiconductor Corporation ("LSC"), formerly Lite-On Power Semiconductor Corporation ("LPSC"), is the Company's largest stockholder, holding approximately 36.5% of the outstanding shares. LSC is a member of The Lite-On Group of companies of the Republic of China. The Lite-On Group, with worldwide sales of approximately $4.5 billion, is a leading manufacturer of power semiconductors, computer peripherals, and communication products. In December 2000, LPSC merged with Dyna Image Corporation of Taipei, Taiwan, the world's largest contact image sensor ("CIS") manufacturer. CISs are primarily used in fax machines, scanners and copy machines. C.H. Chen, the Company's President and Chief Executive Officer, is Vice Chairman of the combined company, which is called LSC.

Strategy

     The Company's business strategy is to become a vertically integrated manufacturer and supplier of discrete semiconductors, to expand the geographic reach of its sales organization into high growth and/or under serviced markets, and to pursue manufacturing efficiency across its product lines.

     The  Company   intends  to  control  the   manufacturing   and  manage  the
distribution process, from product concept to manufacturing, packaging, and distribution. The anticipated benefits to this strategy include:

o        Better control of product quality;
o        Faster time-to-market for new products;
o        Ability to customize devices to customer requirements;
o Ability to develop and market devices that are differentiated in the marketplace with proprietary processes and designs; and,
o        Improved access to wafers and devices in limited supply conditions.

     The Company believes that this strategy will enable it to develop stronger relationships with existing customers and distributors, participate at new customers and in new markets, shift its sales mix to include higher margin devices, and create greater differentiation for the Diodes brand.

     In order to become a vertically integrated  manufacturer and supplier,  the
Company  integrates  six  areas  of  operations:   sales,   marketing,   product
development, wafer foundry, package development, and assembly/testing.

     Historically, discrete semiconductors have been characterized by a slower rate of innovation and lower value-added than integrated circuits ("ICs"). However, the Company believes that changes in the consumer electronics, communications and computing industries have created a need for renewed innovation in discrete semiconductor technology. The proliferation of mobile, battery-powered devices has placed a premium on smaller size and lower energy consumption. The Company's product development efforts are focused on devices that reduce size and power consumption, increase performance and simplify board design.

     In December 2000, the Company acquired FabTech Incorporated in order to develop higher technology products that command higher margins, as well as to fulfill its silicon wafer requirements. Diodes-FabTech has the manufacturing equipment, facilities and technology to produce finished wafers ready for assembly, as well as the experienced engineering team required to develop higher technology products. These new high technology products are widening the Company's product line while increasing its value to customers.

     In 2002, the Company continued to increase its rate of new product introductions and developed a number of products that it believes to be differentiated in the marketplace. While many competitors are able to devote vastly greater resources to research and development activities, the Company believes that its product focus, customer-driven development approach and rapid development cycle will enable it to develop products that provide higher value to its customers. The Company's research and development activities are oriented towards improving on industry standard devices at the process, wafer and packaging level. In addition, the Company's applications engineers work with customers to develop applications specific packaging and device configurations to meet their specific needs.

     In addition to becoming a vertically integrated manufacturer and supplier, the Company intends to continue to expand its existing sales force in Asia and Europe. The Company significantly expanded its Asian sales force to capture market share in Taiwan, China, Hong Kong, Singapore and other Southeast Asia markets, as well as Korea. The Company also is developing sales channels in Europe to capture market share in countries such as England, France, Germany, Italy and Israel, among others. The Company targets original equipment manufacturers ("OEMs") directly, as well as leveraging its expanded distribution network.

     In 2002, the Company invested approximately $7.7 million in plant and equipment at its Diodes-China manufacturing facility, bringing the total amount invested to approximately $52.9 million. The Company will continue to invest in Diodes-China as new packaging opportunities arise. Diodes-China is the Company's packaging and testing facility in Mainland China. Diodes-China uses chips or die from silicon wafers and manufactures them into various packaged finished devices.

Recent Results

     The discrete semiconductor industry has historically been subject to severe pricing pressures. At times, although manufacturing costs have decreased, excess manufacturing capacity and over-inventory have caused selling prices to decrease to a greater extent than manufacturing costs. To compete in this highly competitive industry, the Company has committed substantial new resources to the further development and implementation of sales and marketing functions, and expanded manufacturing capabilities. Emphasizing the Company's focus on customer service, additional sales personnel and programs have been added, primarily in Asia, and most recently Europe. In order to meet customers' needs at the design stage of end-product development, the Company also continues to employ additional applications engineers who work directly with customers to assist them in "designing in" the correct products to produce optimum results. Regional sales managers in the U.S., working closely with manufacturers' representative firms and distributors, have also been added to help satisfy customers' requirements. In addition, the Company continues to develop relationships with major distributors who inventory and sell the Company's products.

     Beginning in the second half of 1999, and continuing through the first three quarters of 2000, industry demand significantly exceeded industry capacity. In addition, OEM customers and distributors increased their purchasing and inventory levels in anticipation of further increases in end-product demand. The Company's gross profit margin reached a peak of 34.9% in the third quarter of 2000.

     Then, as semiconductor manufacturers, including the Company, continued to increase manufacturing capacity, the global economy slowed causing a sharp decline in sales beginning in the fourth quarter of 2000. The semiconductor industry as a whole experienced a sharp inventory correction primarily in two key markets, communications and computers. The effect on the Company of these unforeseen economic and market conditions, and the risks of becoming a fully integrated manufacturer were amplified with the December 2000 completion of the wafer facility acquisition because of the fixed costs associated with the additional manufacturing facility.

     Although the Company's market share increased in 2001, average selling prices for discrete products decreased approximately 23% and silicon wafer pricing fell approximately 12%. Due to decreased demand in 2001, the Company also experienced reduced capacity utilization of its manufacturing facilities and demand-induced changes in product mix, both of which had a negative impact on gross margins. Due to market conditions, capacity utilization at Diodes-FabTech decreased to 45%, while Diodes-China's utilization was 52%, during the third quarter of 2001.

     During 2001, the Company responded to the downturn by implementing programs to cut operating costs, including reducing its worldwide workforce by 26%, primarily at the FabTech and Diodes-China manufacturing facilities. Some improvement was seen in the fourth quarter of 2001 when capacity utilization increased to 65% and 60% for Diodes-China and Diodes-FabTech, respectively, but gross margins still ended the year at 15.2%.

     Year 2002 continued to be a year where demand improved, the Company's manufacturing capacity utilization increased, and pricing pressures eased somewhat. Average selling prices decreased approximately 8% for discrete products and 1% for wafer products. Gross margins increased from 16.2% in the first quarter to a high of 26.0% in the third quarter when Diodes-China's capacity utilization reached approximately 88% and Diodes-FabTech approximately 83%. The gross margin was 23.0% for the year.

     The Company continues to actively adjust its cost structure as dictated by market conditions. Long-term, the Company believes that it will continue to generate value for shareholders and customers, not just from its expanded Diodes-China manufacturing and Diodes-FabTech's foundry assets, but also by the addition of an enhanced technology component to the Company. This is a multi-year initiative that will increase the Company's ability to serve its customers' needs, while establishing the Company at the forefront of the next generation of discrete technologies.

     In December 2002, the Company completed its implementation of Oracle's Enterprise Resource Planning ("ERP") software. The Company anticipates increased efficiency through improved management of its global supply chain, manufacturing, planning and financial reporting.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has applied the new rules on accounting for goodwill beginning in the first quarter of 2002. An independent appraiser, retained by the Company, performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and January 1, 2003, and has determined that the goodwill is fully recoverable. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income of approximately $288,000 per year, assuming no impairment adjustment.

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

         Product Technology

     Semiconductors come in two basic configurations: discrete semiconductors and integrated circuits ("ICs"). The Company is engaged in the manufacture, sale, and distribution of discrete semiconductors, which are fixed-function components such as:


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

     Arrays bridge the gap between discrete semiconductors and IC's. Arrays consist of more than one discrete semiconductor housed in a single package. The Company added about 100 new 6-pin surface mount array part numbers to its semiconductor offering. With the flexibility of domestic engineering and fast-reaction manufacturing facilities in the Far East, the Company is finding interest in its offering of Application Specific Multi-Chip Circuit arrays.

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

Surface Mount:
SOT-23                                      SOT-523                                   SMA
SOT-25                                      SOD-523                                   SMB
SOT-26                                      SC-59                                     SMC
SOT-143                                     SC-75                                     DPAK
SOT-563                                     DO216AA                                   D2PAK
SOD-123                                                                               MELF
SOD-323                                                                               MiniMELF
SOT-363                                                                               Powermite3

Leaded:
DO-15                                       DO-201AD                                  A-405
DO-35                                       TO-220AC                                  TO-3P
DO-41                                       TO-220AB                                  Numerous Bridge Rectifier Packages

Manufacturing and Significant Vendors

     The Company's Far East subsidiary, Diodes-China, manufactures product for sale primarily to North America and Asia. Diodes-China's manufacturing focuses on SOT-23 and SOD-123 products, as well as sub-miniature packages such as SOT-363, SOT-563, and SC-75. These surface-mount devices ("SMD") are much smaller in size and are used in the computer and communications industries, destined for cellular phones, notebook computers, pagers, PCMCIA cards, modems, and garage door transmitters, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand-held devices continue. Although Diodes-China purchases silicon wafers from FabTech, the majority are currently purchased from other wafer vendors. The Company plans to increase the number of Diodes-FabTech wafers used at Diodes-China over the next several years.

     Acquired in December 2000 from LSC, FabTech's wafer foundry is located in Lee's Summit, Missouri. FabTech manufactures primarily 5-inch silicon wafers, which are the building blocks for semiconductors. FabTech has full foundry capabilities, including processes such as silicon epitaxy, silicon oxidation, photolithography and etching, ion implantation and diffusion, low pressure and plasma enhanced chemical vapor deposition, sputtered and evaporated metal deposition, wafer backgrinding, and wafer probe and ink.

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

     Each step of the process is precisely controlled and monitored to assure world-class quality. Samples of each device type are periodically subjected to rigorous 1,000 hour high reliability testing to assure that the devices will meet all customers' expectations in the most demanding applications.

     As evidence of our total commitment to product quality and customer satisfaction, the Company's management has developed and continually maintains processes, procedures and standards of performance that earn our Company widely recognized quality certifications. Our corporate headquarters received official ISO 9002 Certification of Registration in 1997 from Underwriters Laboratories
(UL), the leading third-party certification organization in the United States and the largest in North America. Diodes-China and Diodes-Taiwan received official ISO 9002 Certification of Registration from DNV in 1997. Diodes-China also earned QS-9000 and ISO 14001 certifications in 2000, validating high-level quality management in the automotive supply industry, and our compliance with official environmental standards, respectively. Diodes-FabTech received ISO 9001 certification in 1997, and QS 9000 certification with AEC-A100 Supplement in 1998 from BSI, an international standards, testing, registration and certification organization.

     ISO  9000  certifications   consist  of  a  series  of  paradigms  for  the
establishment of systems and protocols to facilitate the creation and maintenance of superior quality-control techniques. The Company's commitment to ongoing external validation demonstrates dedication to continual reviews and renewal of our mission, strategies, operations and service levels. With its underlying premise that true product quality requires a total quality system, ISO certification is often required of vendors seeking to establish relationships with OEMs doing business in intensely competitive global markets.

     All of the products sold by the Company, as well as the materials used by the Company in its manufacturing operations, are available both domestically and abroad. In 2002, the largest external supplier of products to the Company was LSC, a related party. Approximately 18% and 15% of the Company's sales were from product manufactured by LSC in 2002 and 2001, respectively. Also, in 2002 and 2001, approximately 6% and 4%, respectively of the Company's sales were from product manufactured by companies owned by Xing International, the 5% minority partner in Diodes-China, and a related party. In addition, sales of products manufactured by Diodes-China and Diodes-FabTech, the Company's manufacturing subsidiaries, were approximately 34% and 25% in 2002, respectively, versus 27% and 15% in 2001, respectively. The Company anticipates that Diodes-China will become an increasingly valuable supplier. No other manufacturer of discrete semiconductors accounted for more than 8% and 7% of the Company's sales in 2002 and 2001, respectively.

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

     Although the Company believes alternative sources exist for the products of any of its suppliers, the loss of any one of its principal suppliers or the loss of several suppliers in a short period of time could have a materially adverse effect on the Company until an alternate source is located and has commenced providing such products or raw materials.

Sales, Marketing and Distribution

     The Company sells its products through its own internal and regional sales departments, as well as through representatives and distributors. The Company's sales team, aided by the sales force of approximately 30 independent sales representatives located throughout North America, Asia, and most recently Europe, supplies approximately 200 OEM accounts. In 2002, OEM customers accounted for approximately 69% of the Company's sales, compared to approximately 66% in 2001. The increase was primarily due to wafer sales at Diodes-FabTech. OEM customers range from small, privately held electronics companies to Fortune 500 companies.

     The Company's major OEM customers include industry leaders such as: Intel Corporation, Cisco Systems Incorporated, Sony Corporation, Nortel Networks Corporation, Delphi Automotive, Bose Corporation, Scientific Atlanta
Incorporated, Samsung Electronics, Asustek Computer, Inc., Quanta and LG Electronics, Inc. The Company further supplies approximately 40 distributors (31% of 2002 sales), who collectively sell to approximately 10,000 customers on the Company's behalf. The Company's worldwide distribution network includes Arrow Electronics, Inc., Avnet, Inc., Digi-Key Corporation, Future Electronics Ltd., Jaco Electronics, Inc., Reptron Electronics, Inc., and All American Semiconductor, Inc., among others. The Company is not dependent on any one customer to support its level of sales. For the fiscal year ended December 31, 2002, not one OEM customer accounted for more than 14% of the Company's sales, while the largest distributor accounted for 4% of sales. The twenty largest customers accounted, in total, for approximately 61% of the Company's sales in 2002, compared to 55% in 2001.

     The Company's products are sold primarily in North America, the Far East, and Europe, both directly to end users and through electronic component distributors. In 2002, approximately 49%, 48%, and 3% of the Company's products were sold in North America, the Far East, and Europe, respectively, compared to 54%, 45%, and 1% in 2001, respectively. See Note 12 of "Notes to Consolidated Financial Statements" for a description of the Company's geographic and segment information. An increase in the percentage of sales in the Far East is expected as the Company significantly increased its sales presence there and believes there is greater potential to increase market share in that region due to the expanding base of electronic product manufacturers.

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

Competition

     Numerous semiconductor manufacturers and distributors serve the discrete semiconductor components market where competition is intense. Some of the larger companies include Fairchild Semiconductor Corporation, International Rectifier Corporation, Rohm Electronics, Phillips Electronics, On Semiconductor Corporation, and Vishay Intertechnology, Inc., many of which have greater financial, marketing, distribution, brand name recognition and other resources than the Company. Accordingly, in response to market conditions, the Company from time to time may reposition product lines or decrease prices, which may adversely affect the Company's profit margins on such product lines. Competitiveness in sales of the Company's products is determined by the price and quality of the product, and the ability of the Company to provide delivery and customer service in keeping with the customers' needs. The Company believes that it is well equipped to be competitive in respect to these requirements.

Engineering and Research and Development

     The Company's engineering and research and development consist of customer/applications engineers and product development engineers who assist in determining the direction of the Company's future product lines. Their primary function is to work closely with market-leading customers to further refine, expand and improve the Company's product range within the Company's product types and packages. In addition, customer requirements and acceptance of new package types are assessed and new, higher density and more energy-efficient packages are developed to satisfy customers' needs. Working with customers to integrate multiple types of technologies within the same package, the Company's applications engineers reduce the required number of components and, thus, circuit board size requirements, while increasing the component technology to a higher level.

     Product engineers work directly with the semiconductor wafer design and process engineers at Diodes-FabTech who craft die designs needed for products that precisely match our customer's requirements. Further, Diodes-FabTech's R&D engineers are developing higher technology products, which are expected to propel the Company to leadership positions in our focused areas. Direct contact with the Company's manufacturing facilities allows the manufacturing of products that are in line with current technical requirements. With the addition of FabTech, the Company has the capability to capture the customer's electrical and packaging requirements through its customer/applications engineers and product development engineers, and then transfer those requirements to Diodes-FabTech's R&D and engineering department, so that the customer's requirements can be translated, designed, and manufactured with full control, even to the elemental silicon level.

Patents

     Patents have begun to be more significant to our business. Developing and maintaining a competitive advantage requires that the Company pursue patent protection for certain devices and processes, particularly those developed or in development at Diodes-FabTech. The Company currently holds five patents and has seven patents pending in technologies ranging from ruggedized Schottky devices to thirty-five hundred volt Ultra-Fast devices. To protect our intellectual property from being copied by competitors, the Company will continue to aggressively pursue patent protection.

Inventory

     In general, the Company maintains sufficient inventories of standard products at its U.S. facility and Diodes-Taiwan and Diodes-Hong Kong facilities to permit rapid delivery of customers' orders. In addition, the Company continuously coordinates with strategic alliances and subcontractors to support product demand. The Company implemented a program in coordination with its distributors, enabling the Company to transfer inventory from distributors to OEM customers to better manage the Company's on-hand inventory.

     The Company's inventory is composed of discrete semiconductors and silicon wafers, which are, for the most part, standardized in electronic related industries. Historically, finished goods inventory turns over approximately four times annually. Due to a concentrated effort to reduce inventory, inventory turns increased to approximately 5.5 times at December 31, 2002. The Company has no special inventory or working capital requirements that are not in the ordinary course of business.

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

Employees

     As of December 31, 2002, the Company employed a total of 958 employees. At such date, Diodes-North America had 74 full-time employees, Diodes-Taiwan had an additional 56 employees, Diodes-China had a total of 645 employees, and Diodes-FabTech had a total of 183 employees. None of the Company's employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Imports and Import Restrictions

     During 2002, the Company's U.S. operations, which accounted for approximately 49% of the Company's total sales, imported substantially all of its products, of which approximately 17% was imported from Mainland China and approximately 12% from Taiwan. The balance of the imports is primarily from Germany, Japan, India, the Philippines, England and Korea. As a result, the Company's operations are subject to the customary risks of doing business abroad, including, but not limited to, the difficulty and expense of maintaining foreign sourcing channels, cultural and institutional barriers to trade, fluctuations in currency exchange rates, restrictions on the transfer of funds and the imposition of tariffs, political instability, transportation delays, expropriation, import and export controls and other non-tariff barriers (including export licenses and changes in the allocation of quotas), as well as the uncertainty regarding the future relationship between China and Taiwan, and other U.S. and foreign regulations that may apply to the export and import of the Company's products, and which could have a material adverse effect on the Company. Any significant disruption in the Company's Taiwanese or Chinese sources of supply or in the Company's relationship with its suppliers located in Taiwan or China could have a material adverse effect on the Company.

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

Related Parties

     The Company conducts business with two related party companies, LSC and Xing International. LSC, a 36.5% shareholder, is the Company's largest shareholder, and Xing International is owned by the Company's 5% joint venture partner in Diodes-China. C.H. Chen, the Company's President and Chief Executive Officer, and a member of the Company's Board of Directors, is also Vice-Chairman of LSC. M.K. Lu, a member of the Company's Board of Directors, is President of LSC, while Raymond Soong, the Company's Chairman of the Board, is the Chairman of the Lite-On Group, a significant shareholder of LSC.

     In 2002, the Company sold silicon wafers to LSC totaling 13.7% (7.7% in 2001) of the Company's sales, making LSC the Company's largest customer. Also for 2002, 17.9% (15.2% in 2001) of the Company's sales were from discrete semiconductor products purchased from LSC, making LSC the Company's largest outside vendor. The Company has a long-standing sales agreement where the Company is the exclusive North American distributor for certain of LSC product lines. In addition, the Company leases warehouse space from LSC for its operations in Hong Kong. All such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

     In December 2000, the Company acquired the wafer foundry, FabTech, Inc., from LSC. As part of the purchase price, at December 31, 2002, LSC holds a subordinated, interest-bearing note for approximately $8.5 million. In May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and therefore, payments of approximately $208,000 plus interest began in July 2002. In connection with the terms of the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, as per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech's management. The agreements provide members of FabTech's management guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech is reimbursed by LSC.

     In 2002, the Company sold silicon wafers to companies owned by Xing International totaling 1.5% (0.6% in 2001) of the Company's sales. Also for
2002, 5.6% (4.4% in 2001) of the Company's sales were from discrete semiconductor products purchased from companies owned by Xing International. In addition, Diodes-China leases its manufacturing facilities from, subcontracts a portion of its manufacturing process (metal plating) to, and pays a consulting fee to Xing International. All such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Reporting Segment

     For financial reporting purposes, the Company is deemed to engage in one industry segment - discrete semiconductors. See Note 12 of "Notes to Consolidated Financial Statements" for a description of the Company's geographic information.

Environmental Matters

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

Available Information

     Our Internet address is http://www.diodes.com. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("the SEC"). To support our global customer-base, particularly in Asia and Europe, our website is language-selectable into English, Chinese, Japanese, Korean and German, giving us an effective marketing tool for world-wide markets. With its extensive online Product (Parametric) Catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website provides easy access to world-wide sales contacts and customer support, and incorporates a distributor-inventory check to provide component inventory availability and a small order desk for overnight sample fulfillment. Our website also provides access to current and complete investor financial information, including SEC filings and press releases, as well as stock quotes.


Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995

     Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under "Risk Factors" and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from those anticipated by the Company's management. The Private
Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made on this Annual Report on Form 10-K are made pursuant to the Act.

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

         Competition

     The discrete semiconductor industry is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, and reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand name recognition and other resources than we have and, thus, may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Fairchild Semiconductor Corporation, International Rectifier Corporation, Rohm Electronics, Phillips Electronics, On Semiconductor Corporation, and Vishay Intertechnology, Inc. We may not be able to compete successfully in the future, or competitive pressures may harm our financial condition or our operating results.

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

         New Technologies

     We cannot assure that we will successfully identify new product opportunities and develop and bring products to market in a timely and cost-effective manner, or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. In addition, to remain competitive, we must continue to reduce package sizes, improve manufacturing yields and expand our sales. We may not be able to accomplish these goals.

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

         Obsolete Inventories

     The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. We may in the future be adversely affected by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end products into which our products are designed.

         Deferred Taxes

     As of December 31, 2002, accumulated and undistributed earnings of Diodes-China is approximately $26.2 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, under the direction of the Board of Directors, the Company began to record deferred taxes on a portion of the earnings of Diodes-China. As of December 31, 2002, the Company has recorded $850,000 in deferred taxes.

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

         Foreign Currency Risk

     The Company faces exposure to adverse movements in foreign currency exchange rates, primarily in Asia and, to a lesser extent, in Europe. The Company's foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon the Company's financial results. Certain of the Company's assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar, the Japanese Yen, and the Hong Kong dollar. Because of the relatively small size of each individual currency exposure, the Company does not employ hedging techniques designed to mitigate foreign currency exposures. Therefore, the Company could experience currency gains and losses.

         Interest Rate Risk

     The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company's cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At December 31, 2002, the interest rate swap agreement applies to $4.8 million of the Company's long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

         Political Risk

     The Company has a significant portion of its assets in Mainland China, Taiwan and Hong Kong. The possibility of political conflict between these countries or with the United States could have an adverse impact upon the Company's ability to transact business through these important business segments and to generate profits.

Financial Information About Foreign and Domestic Operations and Export Sales

     With respect to foreign operations, see Notes 1, 11 and 12 of "Notes to Consolidated Financial Statements."


Item 2.           Properties

The Company's primary physical properties during the year ended
December 31, 2002 were as follows:

A. The Company's headquarters and product distribution center is located in an industrial building at 3050 East Hillcrest Drive, Westlake Village, CA 91362 USA, and consists of approximately 30,900 square feet. The Company is the primary lessee under a lease that has been extended five years and expires in 2006, at an amount of $28,500 per month, with a 5-year option.

B. Regional sales offices located in the U.S., leased at less than $1,000 per month, at the following locations:

              1.  One Overlook Drive, Suite 8, Amherst, NH 03031

              2.  160-D East Wend, Lemont, IL 60439
              3.  18430 Brookhurst Street, Suite 201A, Fountain Valley, CA 92708

C. Industrial premises consisting of approximately 9,000 square feet and located at 5Fl. 501-16 Chung-Cheng Road, Hsin-Tien City, Taipei, Taiwan, Republic of China. These premises, owned by Diodes-Taiwan, are used as a warehousing facility.

D. Industrial premises consisting of approximately 7,000 square feet and located at 2Fl. 501-15 Chung-Cheng Road, Hsin-Tien City, Taipei, Taiwan, Republic of China. These premises, owned by Diodes-Taiwan, are used as sales, warehouse and administrative offices.

E. Industrial building located at No. 999 Chen Chun Road, Xingqiao Town, Songjiang County, Shanghai, People's Republic of China. This building, consisting of approximately 9,000 square meters, is the corporate headquarters, product distribution and manufacturing facility for Diodes-China. The building is under a lease that expires in 2017 from a company owned by the 5% joint venture partner at a monthly rate of approximately $35,000 per month.

F. Regional offices located in Mainland China, leased at less than $1,000 per month, at the following locations:

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

H. Industrial building located at Number 102, 1st Floor, International Plaza, 20 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. These premises are leased from Lite-On Semiconductors, Ltd. at a rate of $2,000 per month, and are used as sales, warehousing and logistics offices.

I. Sales and administrative offices located at 22, Avenue Paul Sejourne F-31000 Toulouse, France, leased at less than $500 per month.

     The  Company   believes  its  current   facilities  are  adequate  for  the
foreseeable future. See Notes 3 and 13 of "Notes to Consolidated Financial Statements."

Item 3.           Legal Proceedings

     The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company does not believe that any currently pending litigation, to which it is a party, will have a material effect on its financial condition or results of operations.

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


Item 4.           Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders by the Company during the last three months of the year ending December 31, 2002.

                                    PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters

     The Company's Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "DIOD." Prior to June 19, 2000, the Company's Common Stock was traded on the American Stock Exchange ("AMEX") under the symbol "DIO." In July 2000, the Company effected a 50% stock dividend in the form of a three-for-two stock split. The ex-dividend date was July 17, 2000. The following table shows the range of high and low closing sales prices per share, adjusted for the three-for-two stock split, for the Company's Common Stock for each fiscal quarter from January 1, 2001 as reported by Nasdaq.


       ----------------------------------------------      ------------------------------------
                     Calendar Quarter                            Closing Sales Price of
                           Ended                                      Common Stock
       ----------------------------------------------      ------------------------------------
                                                                High                 Low
                                                           ---------------      ---------------
       First quarter (through March 14) 2003                  $ 12.300             $ 9.560
       ----------------------------------------------      ---------------      ---------------
       Fourth quarter 2002                                      10.870               6.120
       Third quarter 2002                                        9.450               7.080
       Second quarter 2002                                       9.500               7.470
       First quarter 2002                                        8.490               7.020
       ----------------------------------------------      ---------------      ---------------
       Fourth quarter 2001                                       7.800               4.500
       Third quarter 2001                                        9.900               4.450
       Second quarter 2001                                      11.000               6.250
       First quarter 2001                                       15.500               8.375
       ----------------------------------------------      ---------------      ---------------

     On March 14, 2003, the closing sales price of the Company's Common Stock as reported by Nasdaq was $9.56, and there were approximately 3,000 stockholders of record. Stockholders are urged to obtain current market quotations for the Common Stock.

     No cash dividends have been declared to stockholders during the past three years, and the Company does not expect to declare cash dividends in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors, and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, and general business conditions. In addition, the Company's bank credit agreement currently includes covenants restricting dividend payments.

Item 6.           Selected Financial Data

     The following selected financial data for the fiscal years ended December 31, 1998 through 2002 is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein (in 000's except per share data).
Certain 1998 through 2001 amounts as presented in the accompanying financial statements have been reclassified to conform to 2002 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.


                                                                             Year Ended December 31,
                                                        -------------------------------------------------------------------

                                                                 1998         1999          2000         2001         2002
                Income Statement Data
Net sales                                                    $ 60,121     $ 78,245     $ 116,079    $  93,210    $ 115,821

Gross profit                                                   15,402       20,948        37,427       14,179       26,603

Selling, general and administrative expenses                   11,016       13,670        18,814       13,711       16,300

Research and development expenses                                  --           --           141          592        1,472

Income (loss) from operations                                   4,386        7,278        18,472         (124)       8,831

Interest expense, net                                             281          292           940        2,074        1,183

Other income                                                       93          182           501          777          203

Income (loss) before taxes and minority interest                4,198        7,168        18,033       (1,421)       7,851

Income tax benefit (provision)                                 (1,511)      (1,380)       (2,496)       1,769       (1,729)

Minority interest in joint venture earnings                       (14)        (219)         (642)        (224)        (320)

Net income                                                      2,673        5,569        14,895          124        5,802

Earnings per share (1):
      Basic                                                  $   0.35     $   0.73     $    1.85    $    0.02    $    0.71
      Diluted                                                $   0.33     $   0.68     $    1.62    $    0.01    $    0.65
Number of shares used in computation (1):
      Basic                                                     7,544        7,625         8,071        8,144        8,185
      Diluted                                                   8,057        8,204         9,222        8,881        8,865

                                                                                As of December 31,
                                                        -------------------------------------------------------------------

                                                                 1998         1999          2000         2001         2002
                  Balance Sheet Data
Total assets                                                 $ 45,389     $ 62,407     $ 112,950    $ 103,258    $ 105,010

Working capital                                                16,639       15,903        17,291       19,798       20,830

Long-term debt, net of current portion                          5,991        4,672        15,997       21,164       12,583

Stockholders' equity                                           27,460       34,973        51,253       51,124       57,679


(1) Adjusted for the effect of a 3-for-2 stock split in July 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the Company's financial condition and results of operations should be read together with the consolidated financial statements and the notes to consolidated financial statements included elsewhere in this Form 10-K. Except for the historical information contained herein, the matters addressed in this Item 7 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed above under the heading "Cautionary Statement for Purposes of the "Safe Harbor" Provision of the Private Securities Litigation Reform Act of 1995" and elsewhere in this Annual Report on Form 10-K, that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act.

General

     Diodes Incorporated (the "Company"), a Delaware corporation, is engaged in the manufacture, sale and distribution of discrete semiconductors worldwide, primarily to manufacturers in the communications, computing, industrial, consumer electronics and automotive markets, and to distributors of electronic components to end customers in these markets. The Company's broad product line includes high-density diode and transistor arrays in ultra-miniature surface-mount packages, as well as silicon wafers used in manufacturing these products. Technologies include high density diode and transistor arrays in multi-pin surface-mount packages; PowermiteR3, high-performance surface mount packages; performance Schottkys, switching and rectifier diodes; single and dual prebiased transistors; performance tight tolerance and low current zener diodes; subminiature surface mount packages; transient voltage suppressors (TVS and TSPD); small signal transistors and MOSFETs; and standard, fast, ultra-fast, and super-fast rectifiers.

     Positioning the Company to rapidly respond to the demands of the global marketplace and continuing to increase its investment in research and development, the Company is focused on expanding its product portfolio and closely controlling product quality and time-to-market. Shifting development priorities toward specialized configurations, such as the Company's high-density array devices, the Company is introducing a range of new products that improve the trade-off between size, performance and power consumption for surface-mount packages, such as the Company's BAT750 Schottky rectifier and SOT-523 product lines. These product lines are designed for battery-powered and handheld applications, such as those used in the computer and communications industries; specifically, wireless devices, notebooks, flat panel displays, digital cameras, mobile handsets, set top boxes, as well as DC to DC conversion and automotive electronic applications.

     In addition to the Company's corporate headquarters in Westlake Village, California, which provides sales, marketing, engineering, logistics and warehousing functions, the Company's wholly-owned subsidiary, Diodes Taiwan Corporation, Ltd. ("Diodes-Taiwan"), maintains a sales, engineering and purchasing facility in Taipei, Taiwan. The Company also has a 95% interest in Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China" or "KaiHong"), a manufacturing facility in Shanghai, China, and offices in Shanghai and Shenzhen, China. In March 2002, the Company opened a sales, warehousing and logistics subsidiary in Hong Kong ("Diodes-Hong Kong"). In addition, in December 2000, the Company acquired FabTech Incorporated ("Diodes-FabTech" or "FabTech"), a silicon wafer manufacturer located near Kansas City, Missouri. An office in Toulouse, France supports the Company's European sales expansion.

         Sales, Marketing and Distribution

     The Company sells its products through its own internal and regional sales departments, as well as through representatives and distributors. The Company's sales team, aided by the sales force of approximately 30 independent sales representatives located throughout North America, Asia, and most recently Europe, supplies approximately 200 OEM accounts. In 2002, OEM customers accounted for approximately 69% of the Company's sales, compared to approximately 66% in 2001. The increase was primarily due to wafer sales at Diodes-FabTech. OEM customers range from small, privately held electronics companies to Fortune 500 companies.

     The Company's major OEM customers include industry leaders such as: Intel Corporation, Cisco Systems Incorporated, Sony Corporation, Nortel Networks Corporation, Delphi Automotive, Bose Corporation, Scientific Atlanta
Incorporated, Samsung Electronics, Asustek Computer, Inc., Quanta and LG Electronics, Inc. The Company further supplies approximately 40 distributors (31% of 2002 sales), who collectively sell to approximately 10,000 customers on the Company's behalf. The Company's worldwide distribution network includes Arrow Electronics, Inc., Avnet, Inc., Digi-Key Corporation, Future Electronics Ltd., Jaco Electronics, Inc., Reptron Electronics, Inc., and All American Semiconductor, Inc., among others. The Company is not dependent on any one customer to support its level of sales. For the fiscal year ended December 31, 2002, not one OEM customer accounted for more than 14% of the Company's sales, while the largest distributor accounted for 4% of sales. The twenty largest customers accounted, in total, for approximately 61% of the Company's sales in 2002, compared to 55% in 2001.

     The Company's products are sold primarily in North America, the Far East, and Europe, both directly to end users and through electronic component distributors. In 2002, approximately 49%, 48%, and 3% of the Company's products were sold in North America, the Far East, and Europe, respectively, compared to 54%, 45%, and 1% in 2001, respectively. See Note 12 of "Notes to Consolidated Financial Statements" for a description of the Company's geographic and segment information. An increase in the percentage of sales in the Far East is expected as the Company significantly increased its sales presence there and believes there is greater potential to increase market share in that region due to the expanding base of electronic product manufacturers.

         Related Parties

     The Company conducts business with two related party companies, LSC and Xing International. LSC, a 36.5% shareholder, is the Company's largest shareholder, and Xing International is owned by the Company's 5% joint venture partner in Diodes-China. C.H. Chen, the Company's President and Chief Executive Officer, and a member of the Company's Board of Directors, is also Vice-Chairman of LSC. M.K. Lu, a member of the Company's Board of Directors, is President of LSC, while Raymond Soong, the Company's Chairman of the Board, is the Chairman of the Lite-On Group, a significant shareholder of LSC.

     In 2002, the Company sold silicon wafers to LSC totaling 13.7% (7.7% in 2001) of the Company's sales, making LSC the Company's largest customer. Also for 2002, 17.9% (15.2% in 2001) of the Company's sales were from discrete semiconductor products purchased from LSC, making LSC the Company's largest outside vendor. The Company has a long-standing sales agreement where the Company is the exclusive North American distributor for certain of LSC product lines. In addition, the Company leases warehouse space from LSC for its operations in Hong Kong. All such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

     In December 2000, the Company acquired the wafer foundry, FabTech, Inc., from LSC. As part of the purchase price, at December 31, 2002, LSC holds a subordinated, interest-bearing note for approximately $8.5 million. In May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and therefore, payments of approximately $208,000 plus interest began in July 2002. In connection with the terms of the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, as per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech's management. The agreements provide members of FabTech's management guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech is reimbursed by LSC.

     In 2002, the Company sold silicon wafers to companies owned by Xing International totaling 1.5% (0.6% in 2001) of the Company's sales. Also for
2002, 5.6% (4.4% in 2001) of the Company's sales were from discrete semiconductor products purchased from companies owned by Xing International. In addition, Diodes-China leases its manufacturing facilities from, subcontracts a portion of its manufacturing process (metal plating) to, and pays a consulting fee to Xing International. All such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

         Manufacturing and Significant Vendors

     The Company's Far East subsidiary, Diodes-China, manufactures product for sale primarily to North America and Asia. Diodes-China's manufacturing focuses on SOT-23 and SOD-123 products, as well as sub-miniature packages such as SOT-363, SOT-563, and SC-75. These surface-mount devices ("SMD") are much smaller in size and are used in the computer and communication industries, destined for cellular phones, notebook computers, pagers, PCMCIA cards, modems, and garage door transmitters, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand-held devices continue. Although Diodes-China purchases silicon wafers from FabTech, the majority are currently purchased from other wafer vendors. The Company plans to increase the number of Diodes-FabTech wafers used at Diodes-China over the next several years.

     Acquired in December 2000 from LSC, FabTech's wafer foundry is located in Lee's Summit, Missouri. FabTech manufactures primarily 5-inch silicon wafers, which are the building blocks for semiconductors. FabTech has full foundry capabilities, including processes such as silicon epitaxy, silicon oxidation, photolithography and etching, ion implantation and diffusion, low pressure and plasma enhanced chemical vapor deposition, sputtered and evaporated metal deposition, wafer backgrinding, and wafer probe and ink.

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

     All of the products sold by the Company, as well as the materials used by the Company in its manufacturing operations, are available both domestically and abroad. In 2002, the largest external supplier of products to the Company was LSC, a related party. Approximately 18% and 15% of the Company's sales were from product manufactured by LSC in 2002 and 2001, respectively. Also, in 2002 and 2001, approximately 6% and 4%, respectively of the Company's sales were from product manufactured by companies owned by Xing International, the 5% minority partner in Diodes-China, and a related party. In addition, sales of products manufactured by Diodes-China and Diodes-FabTech, the Company's manufacturing subsidiaries, were approximately 34% and 25% in 2002, respectively, versus 27% and 15% in 2001, respectively. The Company anticipates that Diodes-China will become an increasingly valuable supplier. No other manufacturer of discrete semiconductors accounted for more than 8% and 7% of the Company's sales in 2002 and 2001, respectively.

     Although the Company believes alternative sources exist for the products of any of its suppliers, the loss of any one of its principal suppliers or the loss of several suppliers in a short period of time could have a materially adverse effect on the Company until an alternate source is located and has commenced providing such products or raw materials.

         Recent Results

     The discrete semiconductor industry has historically been subject to severe pricing pressures. At times, although manufacturing costs have decreased, excess manufacturing capacity and over-inventory have caused selling prices to decrease to a greater extent than manufacturing costs. To compete in this highly competitive industry, the Company has committed substantial new resources to the further development and implementation of sales and marketing functions, and expanded manufacturing capabilities. Emphasizing the Company's focus on customer service, additional sales personnel and programs have been added, primarily in Asia, and most recently Europe. In order to meet customers' needs at the design stage of end-product development, the Company also continues to employ additional applications engineers who work directly with customers to assist them in "designing in" the correct products to produce optimum results. Regional sales managers in the U.S., working closely with manufacturers' representative firms and distributors, have also been added to help satisfy customers' requirements. In addition, the Company continues to develop relationships with major distributors who inventory and sell the Company's products.

     Beginning in the second half of 1999, and continuing through the first three quarters of 2000, industry demand significantly exceeded industry capacity. In addition, OEM customers and distributors increased their purchasing and inventory levels in anticipation of further increases in end-product demand. The Company's gross profit margin reached a peak of 34.9% in the third quarter of 2000.

     Then, as semiconductor manufacturers, including the Company, continued to increase manufacturing capacity, the global economy slowed causing a sharp decline in sales beginning in the fourth quarter of 2000. The semiconductor industry as a whole experienced a sharp inventory correction primarily in two key markets, communications and computers. The effect on the Company of these unforeseen economic and market conditions, and the risks of becoming a fully integrated manufacturer were amplified with the December 2000 completion of the wafer facility acquisition because of the fixed costs associated with the additional manufacturing facility.

     Although the Company's market share increased in 2001, average selling prices for discrete products decreased approximately 23% and silicon wafer pricing fell approximately 12%. Due to decreased demand in 2001, the Company also experienced reduced capacity utilization of its manufacturing facilities and demand-induced changes in product mix, both of which had a negative impact on gross margins. Due to market conditions, capacity utilization at Diodes-FabTech decreased to 45%, while Diodes-China's utilization was 52%, during the third quarter of 2001.

     During 2001, the Company responded to the downturn by implementing programs to cut operating costs, including reducing its worldwide workforce by 26%, primarily at the FabTech and Diodes-China manufacturing facilities. Some improvement was seen in the fourth quarter of 2001 when capacity utilization increased to 65% and 60% for Diodes-China and Diodes-FabTech, respectively, but gross margins still ended the year at 15.2%.

     Year 2002 continued to be a year where demand improved, the Company's manufacturing capacity utilization increased, and pricing pressures eased somewhat. Average selling prices decreased approximately 8% for discrete products and 1% for wafer products. Gross margins increased from 16.2% in the first quarter to a high of 26.0% in the third quarter when Diodes-China's capacity utilization reached approximately 88% and Diodes-FabTech approximately 83%. The gross margin was 23.0% for the year.

     The Company continues to actively adjust its cost structure as dictated by market conditions. Long-term, the Company believes that it will continue to generate value for shareholders and customers, not just from its expanded Diodes-China manufacturing and Diodes-FabTech's foundry assets, but also by the addition of an enhanced technology component to the Company. This is a multi-year initiative that will increase the Company's ability to serve its customers' needs, while establishing the Company at the forefront of the next generation of discrete technologies.

     In December 2002, the Company completed its implementation of Oracle's Enterprise Resource Planning ("ERP") software. The Company anticipates increased efficiency through improved management of its global supply chain, manufacturing, customer service, planning and financial analysis.

         Income taxes

     In accordance with the current taxation policies of the People's Republic of China ("PRC"), Diodes-China was granted preferential tax treatment for the years ended December 31, 1996 through 2003. Earnings were subject to 0% tax rates from 1996 through 2001, and 12% in 2002. Earnings in 2003 will be taxed at 12% (one half the normal central government tax rate), and at normal rates thereafter. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2002. Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations.

     In accordance with United States tax law, the Company receives credit against its U.S. Federal tax liability for corporate taxes paid in Taiwan and China. The repatriation of funds from Taiwan and China to the Company may be subject to state income taxes. In the years ending December 31, 2000 and 2001, Diodes-Taiwan distributed dividends of approximately $1.5 million and $2.6 million respectively, which is included in Federal and state taxable income.

     As of December 31, 2002, accumulated and undistributed earnings of Diodes-China was approximately $26.2 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the 2002 earnings of Diodes-China in preparation of a possible dividend distribution. As of December 31, 2002, the Company has recorded $850,000 in deferred taxes and has made no distributions.

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

         Available Information

     Our Internet address is http://www.diodes.com. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("the SEC"). To support our global customer-base, particularly in Asia and Europe, our website is language-selectable into English, Chinese, Japanese, Korean and German, giving us an effective marketing tool for world-wide markets. With its extensive online Product (Parametric) Catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website provides easy access to world-wide sales contacts and customer support, and incorporates a distributor-inventory check to provide component inventory availability and a small order desk for overnight sample fulfillment. Our website also provides access to current and complete investor financial information, including SEC filings and press releases, as well as stock quotes.

Critical Accounting Policies and Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes, among others. Our estimates are based upon historical experiences, market trends and financial forecasts and projections, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies and estimates, among others, affect the significant estimates and judgments we use in the preparation of our consolidated financial statements:

         Revenue Recognition

     Revenue is recognized when the product is actually shipped to both end users and electronic component distributors. The Company reduces revenue in the period of sale for estimates of product returns, distributor price adjustments and other allowances. Actual returns and adjustments could be different from our estimates and provisions, resulting in future adjustments to revenues.

         Allowance for Doubtful Accounts

     Management evaluates the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer's inability to meet its financials obligations to us, we record an allowance to reduce the receivable to the amount we reasonable believe we will be able to collect from the customer.
For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect to bad debt expense.

         Inventory Reserves

     Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method. On an on-going basis, we evaluate our inventory for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections and purchases by items. Based upon this analysis we accrue a reserve for obsolete and slow-moving inventory. If future demand or market conditions are different than our current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made.

         Accounting for Income Taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of the Company's assets and liabilities. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax assets will be realized. If management ever determined that its deferred tax asset was not likely to be realized, a write-down of the asset would be required and would be reflected as an expense in the accompanying period.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                                              Percent of Net Sales                        Percentage Dollar Increase (Decrease)

                                             Year Ended December 31,                             Year Ended December 31,
                            ---------------------------------------------------------- ---------------------------------------------

                              1998       1999        2000        2001        2002      '98 to '99 '99 to '00 '00 to '01  '01 to '02
                           ----------------------------------------------------------- --------------------------------- -----------

Net sales                     100.0 %    100.0 %     100.0 %    100.0 %      100.0 %       30.1 %     48.4 %    (19.7) %     24.3 %

Cost of goods sold            (74.4)     (73.2)      (67.8)     (84.8)       (77.0)        28.1       37.3        0.5        12.9
                           ----------------------------------------------------------- --------------------------------- -----------

Gross profit                   25.6       26.8        32.2       15.2         23.0         36.0       78.7      (62.1)       87.6

Operating expenses            (18.3)     (17.5)      (16.3)     (15.3)       (15.3)        24.1       37.6      (27.1)       18.9
                           ----------------------------------------------------------- --------------------------------- -----------
Income (loss) from
operations                      7.3        9.3        15.9       (0.1)         7.6         65.9      153.8     (100.7)    7,221.8

Interest expense, net          (0.5)      (0.4)       (0.8)      (2.2)        (1.0)         3.9      221.9      120.6       (43.0)

Other income                    0.2        0.2         0.4        0.8          0.2         95.7      175.3       55.1       (73.9)
                           ----------------------------------------------------------- --------------------------------- -----------
Income (loss) before
taxes and
minority interest               7.0        9.2        15.5       (1.5)         6.8         70.7      151.6     (107.9)      652.5

Income tax benefit
(provision)                    (2.6)      (1.8)       (2.2)       1.9          1.5         (8.7)      80.9      (29.1)      197.7
                           ----------------------------------------------------------- --------------------------------- -----------
Minority interest               0.0       (0.3)       (0.6)      (0.2)        (0.3)     1,464.3      193.2      (65.1)       42.9

Net income                      4.4        7.1        12.8        0.1          5.0        108.3      167.5      (99.2)    4,579.0


     The following discussion explains in greater detail the consolidated financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Year 2002 Compared to Year 2001

     Net sales for 2002 increased  $22,611,000 to $115,821,000  from $93,210,000 for 2001. The 24.3% increase was due primarily to a 24.6% increase in units sold as a result of increased demand for the Company's products, as well as an easing of pricing pressures. Although selling prices stabilized compared to 2001, suggesting an easing of pricing pressures, there can be no assurance this trend will continue for 2003. Average selling prices in 2002 decreased approximately 8% for discrete products and 1% for wafer products.

     Gross profit for 2002 increased 87.6% to $26,603,000 from $14,179,000 for 2001. Of the $12,424,000 increase, $8,984,000 was due to the increase in gross profit margin from 15.2% in 2001 to 23.0% in 2002, while $3,440,000 was due to the 24.3% increase in net sales. Gross profit increases for wafer products was the primary contributor to the gross profit increase in 2002. Gross profit in 2001 was adversely affected by higher fixed costs associated with the Company's wafer fabrication facility, reduced capacity utilization at both the wafer facility and the China manufacturing facility, as well as by demand induced product mix changes and inventory pricing adjustments at distributors related to lower market prices.

     For 2002, selling, general and administrative expenses ("SG&A") increased $2,589,000 to $16,300,000 from $13,711,000 for 2001. The 18.9% increase in SG&A was due primarily to higher sales commissions associated with the 24.3% increase in sales, and higher wages and benefits expenses. SG&A also increased due to higher corporate and administrative expenses, including insurance expense partly offset by reduced goodwill amortization expense per the new account pronouncements. SG&A, as a percentage of sales, decreased to 14.1% for 2002 from 14.7% last year.

     Research and development expenses ("R&D") increased to $1,472,000, or 1.3% of sales, in 2002 from $592,000, or 0.6% of sales, in 2001. R&D expenses are primarily related to new product development at the silicon wafer level. The Company plans to further expand its investment in R&D in 2003 to develop new specialized products.

     Net interest expense for 2002 decreased $891,000 to $1,183,000 from $2,074,000 in 2001, due primarily to a decrease in the use the Company's credit facilities. In 2002, the Company paid down its credit facilities by $14.6 million, from $36.0 million to $21.4 million.

     Other income for 2002 decreased approximately $574,000 compared to last year, primarily due to (i) a severance payment as per a separation agreement,
(ii) discontinuance of income Diodes-FabTech was receiving from an external company's use of its testing facilities, and (iii) currency exchange losses primarily in Asia.

     The  Company  recorded  a  provision  for  income  taxes in the  amount  of
$1,729,000 for the year 2002, compared to an income tax benefit of $1,769,000 for 2001, due primarily to increased income in the U.S. at higher tax rates. Included in the tax provision in 2002 is $810,000 in deferred taxes recorded for a portion of the 2002 earnings at Diodes-China.

     Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for 2002 is primarily the result of increased gross profit margins due to increased capacity utilization. The joint venture investment is eliminated in consolidation of the Company's financial statements, and the activities of Diodes-China are included therein. As of December 31, 2002, the Company had a 95% controlling interest in the joint venture.

     The Company generated net income of $5,802,000 (or $0.71 basic earnings per share and $0.65 diluted earnings per share) in 2002, as compared to $124,000 (or $0.02 basic earnings per share and $0.01 diluted earnings per share) for 2001. This $5,678,000 increase is due primarily to the 24.3% sales increase at gross profit margins of 23.0% compared to gross profit margins of 15.2% in 2001.

Year 2001 Compared to Year 2000

     Net sales for 2001 decreased  $22,869,000 to $93,210,000 from  $116,079,000 for 2000. The 19.7% decrease was due primarily to (i) a 6.7% decrease in units sold, and (ii) a decrease in average selling prices of 22.7%, both as a result of decreased demand attributable to a slower economy, above normal customer inventories and market pricing pressures. Average selling prices in 2001 decreased approximately 22.7%.

     Gross profit for 2001 decreased 62.1% to $14,179,000 from $37,427,000 for 2000. Of the $23,248,000 decrease, $15,874,000 was due to the decrease in gross profit margin from 32.2% in 2000 to 15.2% in 2001, while $7,374,000 was due to the 19.7% decrease in net sales. Gross profit for 2001 was adversely affected by higher fixed costs associated with the Company's wafer fabrication facility, reduced capacity utilization at both the wafer facility and the China manufacturing facility, as well as by demand induced product mix changes and inventory pricing adjustments at distributors related to lower market prices.

     For 2001, selling, general and administrative expenses ("SG&A") decreased $5,103,000 to $13,711,000 from $18,814,000 for 2000. The 27.1% decrease in SG&A was due primarily to lower sales commissions associated with the 19.7% decrease in sales, and lower wages and benefits expenses resulting from a work-force reduction which began in the fourth quarter of 2000. SG&A also decreased due to lower corporate and administrative expenses, partly offset by the inclusion of SG&A expenses and goodwill amortization associated with the December 2000 FabTech acquisition. SG&A, as a percentage of sales, decreased to 14.7% for 2001 from 16.2% last year.

     Research and development expenses ("R&D") increased to $592,000, or 0.6% of sales, in 2001 from $141,000, or 0.1% of sales, in 2000. R&D expenses are primarily related to new product development at the silicon wafer level.

     Net interest expense for 2001 increased $1,134,000, due primarily to an increase use of the Company's credit facility to support the expansion of Diodes-China and the acquisition of FabTech.

     Other income for 2001 increased approximately $276,000 compared to the previous year, primarily due to high-technology grants received by Diodes-China, rental income generated by Diodes-FabTech for the use of some of its testing facilities, and currency exchange gains at the Company's subsidiaries in Taiwan and China, partially offset by management incentives associated with the FabTech acquisition. As per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech's management. The agreements provide members of FabTech's management guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. In 2001, the contingent bonuses were not earned or paid. The total guaranteed commitment is $375,000 per year. Although the $375,000 is reimbursed by LSC (the previous owner of FabTech) to the Company, because LSC is a principal shareholder in the Company, the $375,000 per year is accounted for as an expense.

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

Financial Condition

         Liquidity and Capital Resources

     The Company's liquidity requirements arise from the funding of its working capital needs, primarily inventory, work-in-process and accounts receivable. The Company's primary sources for working capital and capital expenditures are cash flow from operations, borrowings under the Company's bank credit facilities and borrowings from principal stockholders. Any withdrawal of support from its banks or principal stockholders could have serious consequences on the Company's liquidity. The Company's liquidity is dependent, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on the Company's cash flow. In addition, any abnormal product returns or pricing adjustments may also affect the Company's source of short-term funding.

     Cash provided by operating activities in 2002 was $20.2 million compared to $14.9 million in 2001 and $10.2 million in 2000. The primary sources of cash flows from operating activities in 2002 were depreciation and amortization of $9.7 million and net income of $5.8 million. The primary sources of cash flows from operating activities in 2001 were a decrease in inventories of $14.0 million and depreciation and amortization of $8.7 million. The primary sources of cash flows from operating activities in 2000 were net income of $14.9 million and depreciation and amortization of $5.0 million. The primary use of cash flows from operating activities in 2002 was an increase in accounts receivable of $4.8 million. The primary use of cash flows from operating activities in 2001 was a decrease in accrued liabilities of $3.5 million and an increase in deferred income taxes of $3.0 million. The primary use of cash flows from operating activities in 2000 was an increase in inventories of $9.3 million and an increase in accounts receivable of $2.2 million.

     For the year ended December 31, 2002, accounts receivable increased 27.0% compared to the 24.3% increase in sales due to a slowing trend in payments, primarily from major distributors and Far East customers. The Company continues to closely monitor its credit terms, while at times providing extended terms, required primarily by Far East customers. The ratio of the Company's current assets to current liabilities on December 31, 2002 was 1.7 to 1, compared to a ratio of 1.7 to 1 and 1.4 to 1 as of December 31, 2001 and 2000, respectively.

     Cash used by investing activities was $6.9 million in 2002, compared to $8.5 million in 2001 and $21.4 million in 2000. The primary investments were for additional manufacturing equipment and expansion at the Diodes-China manufacturing facility, as well as the FabTech acquisition payments in 2000 and 2001.

     On December 1, 2000, the Company purchased all the outstanding capital stock of FabTech Incorporated, a 5-inch wafer foundry located in Lee's Summit, Missouri from Lite-On Semiconductor Corporation ("LSC"), the Company's largest stockholder. The acquisition purchase price consisted of approximately $5 million in cash and an earn-out of up to $30 million if FabTech meets specified earnings targets over a four-year period. In 2001 and 2002, these earnings targets were not met, and, therefore, no earn-out was paid. In addition, FabTech was obligated to repay an aggregate of approximately $19 million, consisting of
(i) approximately $13.6 million note payable to LSC, (ii) approximately $2.6 million note payable to the Company, and (iii) approximately $3.0 million note payable to a financial institution, which amount was repaid on December 4, 2000 with the proceeds of a capital contribution by the Company. The acquisition was financed internally and through bank credit facilities.

     In June 2001, according to the Company's U.S. bank covenants, Diodes-FabTech was not permitted to make regularly scheduled principal and interest payments to LSC on the remaining $10.0 million payable related to the

FabTech acquisition note, but was, however, able to renegotiate with LSC the terms of the note. Under the terms of the amended and restated subordinated promissory note, payments of approximately $417,000 plus interest were scheduled to begin again in July 2002, provided the Company met the terms of its U.S. bank's covenants. In May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and therefore, payments of approximately $208,000 plus interest began in July 2002.

     Cash used by financing activities was $14.0 million in 2002, as the Company reduced its overall debt, compared to cash provided by financing activities of $2.5 million in 2001 and $12.1 million in 2000. In 2002, the Company paid down its total credit facilities by $14.6 million, from $36.0 million to $21.4 million. At December 31, 2002, the Company's total bank credit facility of $45.7 million encompasses one major U.S. bank, three banks in Mainland China and four in Taiwan. As of December 31, 2002, the total credit lines were $15.8 million, $25.0 million, and $4.9 million, for the U.S. facility secured by substantially all assets, the unsecured Chinese facilities, and the unsecured Taiwanese facilities, respectively. As of December 31, 2002, the available credit was $7.5 million, $22.0 million, and $1.9 million, for the U.S. facility, the Chinese facilities, and the Taiwanese facilities, respectively.

     In February 2003, the Company and its U.S. bank renewed its $7.5 million revolving credit line, extending it for two years, and obtained an additional $2.0 million credit facility to be used for capital expenditure requirements at its wafer fabrication facility. This $2.0 million facility increases the Company's total credit facility to $47.7 million, with the total available and unused credit of $33.4 million.

     The agreements have certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreements, and prohibit the payment of dividends. The Company was in compliance with its covenants as of December 31, 2002.

     The Company has used its credit facilities primarily to fund the expansion at Diodes-China and for the FabTech acquisition, as well as to support its operations. The Company believes that the continued availability of these credit facilities, together with internally generated funds, will be sufficient to meet the Company's current foreseeable operating cash requirements.

     The Company has entered into an interest rate swap agreement with a major U.S. bank which expires November 30, 2004, to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to 25% of its long-term debt. The interest rate under the swap agreement is fixed at 6.8% and is based on the notional amount. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. During 2001 and 2002, variable interest rates decreased resulting in an interest rate swap liability of $150,000 as of December 31, 2002. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

     Total working capital increased approximately 5.2% to $20.8 million as of December 31, 2002, from $19.8 million as of December 31, 2001. The Company believes that such working capital position will be sufficient for foreseeable operations and growth opportunities. The Company's total debt to equity ratio decreased to 0.82 at December 31, 2002, from 1.02 at December 31, 2001. It is anticipated that this ratio may increase should the Company use its credit facilities to fund additional inventory sourcing opportunities.

     The Company has no material plans or commitments for capital expenditures other than in connection with manufacturing expansion at Diodes-China, Diodes-FabTech equipment requirements, and the Company's implementation of the ERP software package. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share. Based upon plans for new product introductions, product mixes, capacity restraints on certain product lines and equipment upgrades, the Company expects that year 2003 capital expenditures for the manufacturing facilities will be in excess of the $6.9 million spent in 2002.

     Inflation did not have a material effect on net sales or net income in fiscal years 2000 through 2002. A significant increase in inflation could affect future performance.

     A table of the Company's contractual obligations as of December 31, 2002 follows:

                    ----------------------------------------------------------------------------------------------------------
                                                        Payments due by period (in 000's)
                    ----------------------------------------------------------------------------------------------------------
---------------------- -------------------- -------------------- -------------------- -------------------- --------------------
Contractual                                           Less than                                                      More than
Obligations                          Total               1 year            1-3 years            3-5 years              5 years
---------------------- -------------------- -------------------- -------------------- -------------------- --------------------
Long-term debt                    $ 18,416              $ 5,833             $ 11,333              $ 1,250              $     0
---------------------- -------------------- -------------------- -------------------- -------------------- --------------------
Capital lease                        3,253                  230                  460                  460                2,103
---------------------- -------------------- -------------------- -------------------- -------------------- --------------------
Operating leases                    12,883                2,309                4,275                3,885                2,414
---------------------- -------------------- -------------------- -------------------- -------------------- --------------------
Total obligations                 $ 34,552              $ 8,372             $ 16,068              $ 5,595              $ 4,517
---------------------- -------------------- -------------------- -------------------- -------------------- --------------------


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

     Interest Rate Risk. The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company's cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. The interest rate swap agreement applies to $4.8 million of the Company's long-term debt at December 31, 2002 and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

     Political Risk. The Company has approximately 61% of its assets in Mainland China and Taiwan at December 31, 2002. The possibility of political conflict between the two countries or with the United States could have an adverse impact upon the Company's ability to transact business through these important business segments and to generate profits.

Item 8.           Financial Statements and Supplementary Data

     See "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for the Company's Consolidated Financial Statements and the notes and schedules thereto filed as part of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                  Not Applicable.

                                    PART III

     Item 10:  Directors  and  Executive  Officers of the  Registrant,  Item 11:
Executive Compensation, Item 12: Security Ownership of Certain Beneficial Owners and Management, and Item 13: Certain Relationships and Related Transactions, are omitted since the Company intends to file a definitive proxy statement, in connection with its annual meeting of stockholders, with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year ended December 31, 2002. The information required by those items is set forth in that proxy statement and such information is incorporated by reference in this Form 10-K.

Item 14.          Controls and Procedures

     Within the 90 days prior to the filing date of this Annual Report on Form 10-K for the year ended December 31, 2002, the Company's Chief Executive Officer, C.H. Chen, and the Chief Financial Officer, Carl Wertz, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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


                                     PART IV

Item 15.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Financial Statements and Schedules

(1)  Financial statements:                                                  Page

     Independent Auditors' Report                                             31

     Consolidated Balance Sheet at December 31, 2001 and 2002           32 to 33

     Consolidated Statement of Income for the Years Ended December 31,
     2000, 2001, and 2002                                                     34

     Consolidated Statement of Stockholders' Equity for the Years Ended
     December 31, 2000, 2001, and 2002                                        35

     Consolidated Statement of Cash Flows for the
     Years Ended December 31, 2000, 2001, and 2002                      36 to 37

     Notes to Consolidated Financial Statements                         38 to 58

(2)  Schedules:

     Report of Independent Accountants on Financial Statement Schedule        59


     Schedule II -- Valuation and Qualifying Accounts                         60

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and note thereto.

     (b)      Reports on Form 8-K

                           None.

     (c)      Exhibits

                           See the Index to Exhibits at page 64 of this Annual Report on Form 10-K for exhibits filed or incorporated by reference.

     (d)      Financial Statements of Unconsolidated Subsidiaries and Affiliates

                           Not Applicable.

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United
States  of   America.

MOSS ADAMS LLP
/s/ Moss Adams LLP
Los Angeles, California
January 27, 2003


DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,                                                                             2001                    2002
---------------------------------------------------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
     Cash                                                                       $   8,103,000           $   7,284,000
     Accounts receivable
         Customers                                                                 16,250,000              19,387,000
         Related parties                                                            1,486,000               3,138,000
                                                                           -------------------     -------------------
                                                                                   17,736,000              22,525,000
        Allowance for doubtful accounts                                              (343,000)               (353,000)
                                                                           -------------------     -------------------
                                                                                   17,393,000              22,172,000

     Inventories                                                                   17,813,000              15,711,000
     Deferred income taxes                                                          4,368,000               4,338,000
     Prepaid expenses and other                                                       954,000               1,172,000
     Prepaid income taxes                                                             312,000                 261,000
                                                                           -------------------     -------------------

                  Total current assets                                             48,943,000              50,938,000

PROPERTY, PLANT AND EQUIPMENT, net                                                 44,925,000              44,693,000

DEFERRED INCOME TAXES, non-current                                                  3,672,000               3,205,000

OTHER ASSETS
     Goodwill                                                                       5,090,000               5,090,000
     Other                                                                            628,000               1,084,000
                                                                           -------------------     -------------------

TOTAL ASSETS                                                                    $ 103,258,000           $ 105,010,000
                                                                           ===================     ===================

The accompanying notes are an integral part of these financial statements.


DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
DECEMBER 31,                                                                               2001                   2002
---------------------------------------------------------------------------------------------------------------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                               $   6,503,000          $   3,025,000
     Accounts payable
         Trade                                                                        5,952,000              9,039,000
         Related parties                                                              3,295,000              3,361,000
     Accrued liabilities                                                              5,062,000              8,693,000
     Current portion of long-term debt
         Related party                                                                2,500,000              2,500,000
         Other                                                                        5,833,000              3,333,000
     Current portion of capital lease obligations                                            --                157,000
                                                                              ------------------     ------------------
                  Total current liabilities                                          29,145,000             30,108,000

LONG-TERM DEBT, net of current portion
         Related party                                                                7,500,000              6,250,000
         Other                                                                       13,664,000              6,333,000

CAPITAL LEASE OBLIGATIONS, net of current portion                                            --              2,495,000

MINORITY INTEREST IN JOINT VENTURE                                                    1,825,000              2,145,000

STOCKHOLDERS' EQUITY
     Class A convertible preferred stock -
         par value $1 per share;
         1,000,000 shares authorized;
         no shares issued and outstanding                                                    --                     --
     Common stock - par value $.66 2/3 per share;
         30,000,000 shares authorized; 9,227,664 and 9,292,764
         shares issued at 2001 and  2002, respectively                                6,151,000              6,195,000
     Additional paid-in capital                                                       7,310,000              8,060,000
     Retained earnings                                                               39,882,000             45,684,000
                                                                              ------------------     ------------------
                                                                                     53,343,000             59,939,000
     Less:
         Treasury stock - 1,075,672 shares of common stock, at cost                   1,782,000              1,782,000
         Accumulated other comprehensive loss                                           437,000                478,000
                                                                              ------------------     ------------------
                                                                                      2,219,000              2,260,000

                  Total stockholders' equity                                         51,124,000             57,679,000
                                                                              ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 103,258,000          $ 105,010,000
                                                                              ==================     ==================

The accompanying notes are an integral part of these financial statements.


DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,                                            2000                      2001                  2002
---------------------------------------------------------------------------------------------------------------------------
NET SALES                                                 $  116,079,000            $   93,210,000          $  115,821,000
COST OF GOODS SOLD                                            78,652,000                79,031,000              89,218,000
                                                       ------------------       ------------------       ---------------------
     Gross profit                                             37,427,000                14,179,000              26,603,000

OPERATING EXPENSES
Research and development expenses                                141,000                   592,000               1,472,000
Selling, general and administrative expenses                  18,814,000                13,711,000              16,300,000
                                                       ------------------       ------------------       ---------------------
     Total operating expenses                                 18,955,000                14,303,000              17,772,000

     Income (loss) from operations                            18,472,000                  (124,000)              8,831,000

OTHER INCOME (EXPENSES)
     Interest income                                             392,000                    59,000                  38,000
     Interest expense                                         (1,332,000)               (2,133,000)             (1,221,000)
     Other                                                       501,000                   777,000                 203,000
                                                       ------------------       ------------------       ---------------------
Income (loss) before income taxes and
 minority interest                                            18,033,000                (1,421,000)              7,851,000

INCOME TAX BENEFIT (PROVISION)                                (2,496,000)                1,769,000              (1,729,000)

Income before minority interest                               15,537,000                   348,000               6,122,000

MINORITY INTEREST IN EARNINGS OF JOINT VENTURE                  (642,000)                 (224,000)               (320,000)
                                                       ------------------       ------------------       ---------------------
NET INCOME                                                $   14,895,000            $      124,000          $    5,802,000
                                                       ==================       ==================       =====================
EARNINGS PER SHARE
     Basic                                                $         1.85            $         0.02          $         0.71
     Diluted                                              $         1.62            $         0.01          $         0.65
                                                       ==================       ==================       =====================
Number of shares used in computation
     Basic                                                     8,707,960                 8,144,090               8,184,599
     Diluted                                                   9,221,949                 8,880,603               8,864,993
                                                       ==================       ==================       =====================


The accompanying notes are an integral part of these financial statements.


DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
------------------------------------------------------------------------------------------------------------------------------------
                                       Common Stock
                           --------------------------------------                                          Accumulated
                                                                       Common    Additional                      other
                                          Shares in                  stock in       paid-in     Retained comprehensive
                                Shares     Treasury       Amount     treasury       capital     earnings          loss         Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,                     9,008,157    1,075,672    6,006,000   (1,782,000)    5,886,000   24,863,000                 34,973,000
       December 31, 1999

Exercise of stock options
including $1,048,000
income tax benefit             193,506                   128,000                  1,257,000                               1,385,000

Net income for the year
ended December 31, 2000             --           --           --           --           --    14,895,000           --    14,895,000
                           ------------ ------------ ------------ ------------- ------------ ------------ -------------- -----------
BALANCE,
       December 31, 2000     9,201,663    1,075,672    6,134,000   (1,782,000)    7,143,000   39,758,000           --    51,253,000

Comprehensive income,
net of tax

Net income for the year
ended December 31, 2001                                                                          124,000                    124,000

Translation adjustments                                                                                      (349,000)     (349,000)

Change in unrealized loss
on derivative instruments,
net of tax of $59,000                                                                                         (88,000)      (88,000)
                                                                                                                        ------------
Total comprehensive income                                                                                                 (313,000)

Exercise of stock options
including $62,000 income
tax benefit                     26,001           --       17,000           --       167,000           --           --       184,000
                          ------------ ------------ ------------ ------------- ------------ ------------ -------------- ------------
BALANCE,
       December 31, 2001     9,227,664    1,075,672    6,151,000   (1,782,000)    7,310,000   39,882,000     (437,000)   51,124,000

Comprehensive income,
net of tax

Net income for the year
ended December 31, 2001                                                                        5,802,000                  5,802,000

Translation adjustments                                                                                       (40,000)      (40,000)

Change in unrealized loss
on derivative instruments,
net of tax of $400                                                                                             (1,000)       (1,000)
                                                                                                                        ------------

Total comprehensive income                                                                                                5,761,000

Management fee from LSC                                                             375,000                                 375,000

Exercise of stock options
including $98,000 income
tax benefit                     65,100           --       44,000           --       375,000           --           --       419,000
                           ------------ ------------ ------------ ------------- ------------ ------------ -------------- -----------
December 31, 2002            9,292,764    1,075,672  $ 6,195,000  $(1,782,000)   $8,060,000  $45,684,000   $ (478,000)  $57,679,000
                           ============ ============ ============ ============  ============ ============ ============== ===========

The accompanying notes are an integral part of these financial statements.


DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,                                                               2000               2001             2002
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               $  14,895,000      $     124,000     $  5,802,000
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                            5,003,000          8,670,000        9,747,000
         Minority interest earnings                                                 642,000            224,000          320,000
         Loss on disposal of property, plant and equipment                           13,000            239,000          217,000
     Changes in operating assets and liabilities:
         Accounts receivable                                                     (2,161,000)         2,660,000       (4,779,000)
         Inventories                                                             (9,277,000)        13,975,000        2,102,000
         Prepaid expenses and other                                                  38,000           (399,000)        (674,000)
         Deferred income taxes                                                   (1,195,000)        (2,978,000)         646,000
         Accounts payable                                                           445,000         (2,471,000)       3,153,000
         Accrued liabilities                                                        267,000         (3,486,000)       3,481,000
         Income taxes payable (refundable)                                        1,538,000         (1,620,000)         149,000
                                                                          ------------------ ------------------ ----------------

              Net cash provided by operating activities                          10,208,000         14,938,000       20,164,000
                                                                          ------------------ ------------------ ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in subsidiary, net of cash acquired                           (4,709,000)                --               --
        Purchases of property, plant and equipment                              (16,968,000)        (8,477,000)      (6,951,000)
        Proceeds from sales of property, plant and equipment                        288,000                 --            3,000
                                                                          ------------------ ------------------ ----------------

              Net cash used by investing activities                             (21,389,000)        (8,477,000)      (6,948,000)
                                                                          ------------------ ------------------ ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances (repayments) on line of credit, net                                 1,496,000         (1,247,000)      (3,478,000)
     Net proceeds from the issuance of common stock                                 337,000            122,000          321,000
     Management incentive reimbursement from LSC                                         --                 --          375,000
     Proceeds from long-term debt                                                12,801,000          7,000,000               --
     Repayments of long-term debt                                                (2,534,000)        (8,360,000)     (11,080,000)
     Repayments of capital lease obligations                                             --                 --         (133,000)
                                                                          ------------------ ------------------ ----------------

              Net cash provided (used) by financing activities                   12,100,000         (2,485,000)     (13,995,000)
                                                                          ------------------ ------------------ ----------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                                           --           (349,000)         (40,000)

INCREASE (DECREASE) IN CASH                                                         919,000          3,627,000         (819,000)

CASH, beginning of year                                                           3,557,000          4,476,000        8,103,000
                                                                          ------------------ ------------------ ----------------

CASH, end of year                                                             $   4,476,000      $   8,103,000     $  7,284,000
                                                                          ================== ================== ================

The accompanying notes are an integral part of these financial statements.


DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31,                                                               2000               2001             2002
--------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the year for:
        Interest                                                              $   1,243,000      $   2,123,000     $  1,229,000
                                                                           ------------------ ------------------ ----------------
        Income taxes                                                          $   2,151,000      $   2,992,000     $    965,000
                                                                           ================== ================== ================
     Non-cash activities:
          Tax benefit related to stock options
          credited to paid-in capital                                         $   1,048,000      $      62,000     $     98,000
                                                                            ================== ================== ================
          Building acquired through capital lease obligation                             --                 --     $  2,785,000
                                                                            ================== ================== ================
       Assets acquired in purchase of FabTech:
         Cash                                                                 $     441,000
         Accounts receivable                                                      2,837,000
         Inventory                                                                5,936,000
         Prepaid expenses and other                                                 286,000
         Deferred tax asset                                                       1,962,000
         Plant and equipment                                                     12,510,000
                                                                           ------------------
                                                                              $  23,972,000
                                                                          ==================
       Liabilities assumed in purchase of FabTech:
         Line of credit                                                       $   3,017,000
         Accounts payable                                                         1,736,000
         Accrued liabilities                                                      2,352,000
         Income tax payable                                                           2,000
         Long-term debt                                                          13,549,000
                                                                           ------------------
                                                                              $  20,656,000
                                                                          ==================


The accompanying notes are an integral part of these financial statements.

                                       36 & 37

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE      1    -  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Nature of operations - Diodes Incorporated and its subsidiaries manufacture and distribute discrete semiconductor devices to manufacturers in the communications, computing, industrial, consumer electronics and automotive markets. The Company's products include small signal transistors and MOSFETs, transient voltage suppressors (TVSs), zeners, Schottkys, diodes, rectifiers, bridges and silicon wafers. The products are sold primarily throughout North America and Asia.

     Principles of consolidation - The consolidated financial statements include the accounts of the parent company, Diodes Incorporated (Diodes-North America), its wholly-owned subsidiaries; Diodes Taiwan Corporation, Ltd. (Diodes-Taiwan), Diodes Hong Kong, Ltd. (Diodes-Hong Kong) and FabTech, Inc. (FabTech or Diodes-FabTech); and its majority (95%) owned subsidiary, Shanghai KaiHong Electronics Co., Ltd. (Diodes-China). Diodes acquired FabTech on December 1, 2000. See Note 16 for a summary of the acquisition and proforma financial information.

     All significant intercompany balances and transactions have been eliminated in consolidation.

     Revenue recognition - Revenue is recognized when the product is shipped to both end users and electronic component distributors. The Company reduces revenue in the period of sale for estimates of product returns and other allowances. Allowances for doubtful accounts approximated $343,000 and $353,000, for the years ended December 31, 2001 and 2002, respectively.

     In fiscal 2001 and 2002, Diodes-China received high-technology grants from the local Chinese government of approximately $453,000 and $365,000, respectively. The grants are unrestricted and are available upon receipt to fund the operations of Diodes-China. The Company recognizes this grant income when received. Grants are reported within "other income" on the accompanying statements of income.

     Product warranty - The Company generally warrants its products for a period of one year from the date of sale. Costs of warranty are expensed as incurred and historically have not been significant.

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

     Goodwill - Beginning in fiscal 2002 with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but instead tested for impairment at least annually. As a result of the Company's adoption of SFAS No. 142, an independent appraiser retained by the Company, performed the required impairment tests of goodwill as of January 1, 2002 and 2003, and has determined that the goodwill is fully recoverable. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated period of benefit.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE      1    -  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
                      (Continued)

     Impairment on long-lived assets - Certain long-lived assets of the Company are reviewed at least annually as to whether their carrying values have become impaired in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or the projected discounted cash flows from related operations. As of December 31, 2002, the Company expects the remaining carrying value of assets to be recoverable.

     Income taxes - Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of the Company's assets and liabilities. Income taxes are further explained in Note 9.

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

     The Company maintains cash balances at major financial institutions in the United States, Taiwan, and China. Accounts at each institution in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Taiwan dollars held in accounts in Taiwan are insured by the Central Deposit Insurance Company with no maximum limit. Foreign currency held in accounts in Taiwan are not insured. Accounts in China and Hong Kong are also not insured.


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

     For the year ended December 31, 2002, options exercisable for 824,000 shares of common stock have been excluded from the computation of diluted earnings per share because their effect is currently anti-dilutive.

                                                                       Year Ended December 31
                                                                 2000                   2001                   2002
                                           --------------------------------------------------------------------------------
Net income for earnings
per share computation                                    $ 14,895,000            $   124,000            $ 5,802,000
                                                      ===============           =============          =============
Basic
   Weighted average number of common
   shares outstanding during the year                       8,070,960              8,144,090              8,184,599
                                                      ===============           =============          =============
   Basic earnings per share                              $       1.85            $      0.02            $      0.71
                                                      ===============           =============          =============

Diluted
   Weighted average number of common
   shares outstanding used in calculating
   basic earnings per share                                 8,070,960              8,144,090              8,184,599

   Add additional shares issuable upon
   exercise of stock options                                1,150,989                736,513                680,394
                                                      ----------------           ------------          -------------
   Weighted average number of common
   shares used in calculating
   diluted earnings per share                               9,221,949              8,880,603              8,864,993
                                                      ===============           =============          =============
   Diluted earnings per share                            $       1.62            $      0.01            $      0.65
                                                      ===============           =============          =============

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE      1    -  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
                      (Continued)

     Stock-based compensation - The Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ("Accounting for Stock Issued to Employees"), and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant. In accordance with the disclosure provisions of SFAS No. 148, the following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, ("Accounting for Stock Based Compensation"), to stock based employee compensation.

                                  For the years ended December 31,
--------------------------------------------------------------------------------
                                                   Amounts Per Share
                                                 --------------------
                                                    Basic    Diluted
2000                             --------------- ---------- ---------
Net income                         $ 14,895,000     $ 1.85    $ 1.62
Additional compensation
    for fair value of stock options  (1,033,000)     (0.13)    (0.11)
                                 --------------- ---------- ---------
Proforma net income                $ 13,862,000     $ 1.72    $ 1.50
                                 =============== ========== =========
2001
Net income                         $    124,000     $ 0.02     $0.01
Additional compensation
    for fair value of stock options  (1,052,000)     (0.13)    (0.12)
                                 --------------- ---------- ---------
Proforma net income (loss)         $   (928,000)    $(0.11)   $(0.10)
                                 =============== ========== =========
2002
Net income                         $  5,802,000     $ 0.71    $ 0.65
Additional compensation
    for fair value of stock options  (1,133,000)     (0.14)    (0.13)
                                 --------------- ---------- ---------
Proforma net income                $  4,669,000     $ 0.57    $ 0.53
                                 =============== ========== =========


     Derivative financial instrument - The Company uses an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. The interest rate swap agreement applies to $4.8 million of the Company's long-term debt and expires November 30, 2004. Market value of the swap as of December 31, 2002 is included in "Accumulated Other Comprehensive Income
(Loss)". The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

     Beginning December 31, 2000, the Company adopted FAS No. 133. However, the effect of the adoption was insignificant as the Company held no derivative financial instruments as of December 31, 2000. During fiscal 2001, the Company entered into a swap agreement and variable interest rates decreased during the period resulting in an interest rate swap liability of $150,000 as of December 31, 2002.

     Functional currencies and foreign currency translation - Through its subsidiaries, the Company maintains operations in Taiwan and China. Through June 30, 2001, the functional currency of Diodes-Taiwan was the U.S. dollar. Effective July 1, 2001, the Company changed the functional currency of Diodes-Taiwan to the local currency (NT dollar) in Taiwan. As a result of this change, the translation of the balance sheet and statement of income of Diodes-Taiwan from the local currency into the reporting currency (US dollar) results in translation adjustments, the effect of which is reflected in the accompanying statement of comprehensive income and on the balance sheet as a separate component of shareholders' equity. Included in net income are foreign currency exchange gains (losses) of approximately $266,000, $74,000 and $(82,000) for the years ended December 31, 2000, 2001 and 2002, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE      1    -  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
                      (Continued)

     Functional currencies and foreign currency translation (Continued) - The Company believes this reporting change most appropriately reflects the current economic facts and circumstances of the operations of Diodes-Taiwan. The Company continues to use the U.S. dollar as the functional currency in Diodes-China and Diodes-Hong Kong, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, the Company will periodically assess its position with respect to the functional currency of Diodes-China and Diodes-Hong Kong.

     Comprehensive income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income include foreign currency translation adjustments and changes in the unrealized loss on derivative instruments from swap liability.

     Recently issued accounting pronouncements and proposed accounting changes - During 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 147 ("Acquisitions of Certain Financial Institutions - an amendment of FASB Statements Nos. 72 and 144 and FASB Interpretation No. 9"), No. 146 ("Accounting for Costs Associated with Exit or Disposal Activities") and No. 145, ("Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS No. 13, and Technical Corrections as of April 2002"). SFAS No. 147 does not apply to the Company. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 145 is effective for financial statements issued after May 15, 2002. Management does not believe the adoption of SFAS No. 145 and SFAS No. 146 will have material impact on the financial statements.

     In December 2002, the FASB issued SFAS No. 148 ("Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123"), which amends SFAS No. 123. SFAS No. 148, which is effective as of December 31, 2002, provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends certain disclosure provisions of SFAS No. 123. SFAS No. 148 does not permit the use of the original Statement No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. Management has implemented the required disclosure provisions of SFAS No. 148 as of December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, ("Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"). The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate as of December 31, 2002.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE      1    -  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
                      (Continued)

     In January 2003, the FASB issued Interpretation No. 46 ("Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51"). The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management does not believe the Interpretation will have a material impact on the financial statements.

     Reclassifications - Certain 2001 and 2000 amounts as well as unaudited quarterly financial data presented in the accompanying financial statements have been reclassified to conform with 2002 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

NOTE      2    -  INVENTORIES

                                            2001                     2002

  Finished goods                    $ 12,030,000             $  9,808,000
  Work-in-progress                     1,848,000                1,521,000
  Raw materials                        6,311,000                6,444,000
                                   --------------           --------------
                                      20,189,000               17,773,000
  Less: reserves                      (2,376,000)              (2,062,000)
                                   --------------           --------------
                                    $ 17,813,000             $ 15,711,000
                                   ==============           ==============

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE      3    -  PROPERTY, PLANT AND EQUIPMENT

                                                  2001                     2002

  Buildings and leasehold improvements     $ 2,353,000              $ 5,153,000
  Construction in-progress                   2,972,000                5,639,000
  Machinery and equipment                   57,767,000               61,657,000
                                          -------------            -------------
                                            63,092,000               72,449,000
  Less accumulated depreciation
     and amortization                      (18,429,000)             (28,018,000)
                                          -------------            -------------
                                            44,663,000               44,431,000
  Land                                         262,000                  262,000
                                          -------------            -------------
                                          $ 44,925,000             $ 44,693,000
                                          =============            =============

     The Company is in the process of implementing an Enterprise Resource Planning software system for which approximately $1,636,000 and $2,511,000 is capitalized within construction in-progress in 2001 and 2002, respectively.

NOTE      4    -  GOODWILL

     No goodwill was acquired or impaired during the year ended December 31, 2002. As of December 31, 2002, U.S. operations goodwill was $5,090,000, and Asian operations goodwill was zero. The following tables show the effect of SFAS No. 142 on net income and earnings per share for the years ended December 31, 2000, 2001, and 2002.

                                                              Years ending December 31,
                           -------------------------------------------------------------------------------------------------
                                         2000                             2001                             2002
                           -------------------------------     ---------------------------     -----------------------------
                                          Per Share Amount                Per Share Amount                  Per Share Amount
                              Amount      Basic    Diluted     Amount      Basic   Diluted      Amount       Basic   Diluted
Reported net income        $ 14,895,000   $ 1.85   $ 1.62      $ 124,000   $ 0.02   $ 0.01     $ 5,802,000   $ 0.71   $ 0.65
Add:  Goodwill amortization      62,000     0.01     0.01        288,000     0.03     0.03               -        -        -
                           ------------   ------   ------      ---------   ------   ------     -----------   ------   ------
Adjusted net income        $ 14,957,000   $ 1.86   $ 1.63      $ 412,000   $ 0.05   $ 0.04     $ 5,802,000   $ 0.71   $ 0.65
                           ============   ======   ======      =========   ======   ======     ===========   ======   ======

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE      5    -  BANK CREDIT AGREEMENTS AND LONG-TERM DEBT

     Lines of credit - The Company maintains credit facilities with several financial institutions through its affiliated entities in the United States and Asia. The credit available under the various facilities as of December 31, 2002, totals $45,700,000, as follows:


     2002                                                                                                Outstanding at December 31,
Credit Facility                            Terms                                                            2001               2002
------------------------------------------------------------------------------------------------------------------------------------
  $17,500,000    Collateralized by all assets, variable interest (prime rate) due monthly           $ 12,898,000        $ 6,666,000

  $25,000,000    Unsecured, interest at LIBOR plus 0.8% (approximately 2.2% at December 31, 2002)
                  due quarterly                                                                        9,483,000          3,000,000

   $3,200,000    Unsecured, variable interest at prime plus 0.25% (approximat1y 4.5% at
                  December 31, 2002) due monthly                                                       1,720,000          3,025,000
                                                                                                   -------------        ------------
                                                                                                      24,101,000         12,691,000
Less: due after 12 months (included in long-term debt table below)                                   (17,598,000)        (9,666,000)
                                                                                                   -------------       -------------
                                                                                                    $  6,503,000        $ 3,025,000
                                                                                                   ==============      =============

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE      5    -  BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

     Long-term debt - The balances remaining as of December 31 consist of the following:

                                                                                               2001               2002
                                                                                       ------------        -----------
Note payable to a customer for advances made to the Company.
 Amount was repaid quarterly by price concessions, and no balance was remaining
 as of December 31, 2002.                                                              $  1,899,000       $          -

Note payable to LSC, a major stockholder of the Company (see Note 10), due in equal monthly installments of $208,000 plus interest beginning
 July 31, 2002, through June 30, 2006.  The unsecured note bears interest at
 LIBOR plus 1% (approximately 2.4% at December 31, 2002) and is subordinated
 to the interest of the Company's primary lender.                                        10,000,000          8,750,000

Term note portion of $25,000,000 line of credit facility due in 2003.                     7,000,000          3,000,000

Term note portion of $17,500,000 bank credit facility, secured by substantially all assets, due in aggregate monthly principal payments of $120,000 plus interest at LIBOR plus 2.1% (approximately 4.5% at December 31, 2002) through
 December 2002 and then $70,000 through December 2004.
 All outstanding balances were paid in 2002.                                              3,098,000                  -

Term note portion of $17,500,000 bank credit facility, secured by substantially all assets, due in aggregate monthly principal payments of $208,000 plus
 interest at 6.8% fixed by hedge contract through December 2004.                          7,500,000          6,666,000
                                                                                       ------------      -------------
                                                                                         29,497,000         18,416,000
          Current portion                                                                 8,333,000          5,833,000
                                                                                      -------------      -------------
                                                                                       $ 21,164,000       $ 12,583,000
                                                                                      =============      =============

     The credit facilities contain certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and attainment of certain financial results.

     During 2002, the average and maximum borrowings on revolving line of credit were $1,905,000 and $3,996,000, respectively. The weighted average interest rate and outstanding borrowings was 4.7% in 2002.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE      5    -  BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

     The aggregate maturities of long-term debt for future years ending December 31 are:

2003            $  5,833,000
2004               8,833,000
2005               2,500,000
2006               1,250,000
                ------------
                $ 18,416,000
                ============

     The Company has entered into an interest rate swap agreement with a bank, which expires November 30, 2004. The Company has entered into this agreement to hedge its interest exposure. The interest rate under the swap agreement is fixed at 6.8% and is based on the notional amount, which was $4,792,000 at December 31, 2002.

NOTE 6 - CAPITAL LEASE OBLIGATIONS

     Future minimum lease payments under capital lease agreements are summarized as follows:

For years ending December 31,

   2003                                                 $    230,000
   2004                                                      230,000
   2005                                                      230,000
   2006                                                      230,000
   2007                                                      230,000
   Thereafter                                              2,103,000
                                                        -------------
                                                           3,253,000
Less:  interest                                             (601,000)
                                                        -------------
Present value of minimum lease payments                    2,652,000
Less:  Current portion                                      (157,000)
                                                        -------------
Long-term portion                                       $  2,495,000
                                                        =============

     At December 31, 2002, property under capital leases had a cost of $2,785,000. The related accumulated depreciation and amortization amounted to $186,000 at December 31, 2002.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 7 - ACCRUED LIABILITIES

                                                 2001                2002
                                          ------------------   -----------------

Employee compensation and payroll taxes       $ 1,777,000            $ 3,915,000
Sales commissions                                 243,000                250,000
Refunds to product distributors                   168,000                225,000
Other                                           1,484,000              2,147,000
Equipment purchases                             1,390,000              2,156,000
                                             -------------          ------------
                                              $ 5,062,000            $ 8,693,000
                                             =============          ============


NOTE 8 - VALUATION OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash, accounts receivable, accounts payable, working capital line of credit, and long-term debt. The Company estimates the carrying amounts of all financial instruments described above to approximate fair value based upon current market conditions, maturity dates, and other factors.


NOTE 9 - INCOME TAXES

     The components of the income tax provisions are as follows:

                                                              2000                   2001                    2002
                                                      ---------------------  ----------------------  ----------------------
Current tax provision (benefit)
    Federal                                               $ 1,376,000            $          -               $         -
    Foreign                                                 2,314,000               1,132,000                 1,231,000
    State                                                       1,000                   1,000                     1,000
                                                      ---------------------  ----------------------  ----------------------
                                                            3,691,000               1,133,000                 1,232,000
Deferred tax expense (benefit)                             (1,195,000)             (2,902,000)                  497,000
                                                      ---------------------  ----------------------  ----------------------
    Total income tax provision (benefit)                  $ 2,496,000            $ (1,769,000)              $ 1,729,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 9 - INCOME TAXES (Continued)

     Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2000, 2001 and 2002 are as follows:

                                            2000                          2001                          2002
                              ------------------------------------------------------------------------------------------
                                                    Percent                      Percent                       Percent
                                                  of pretax                    of pretax                     of pretax
                                    Amount         earnings        Amount       earnings       Amount         earnings
                              ------------------------------------------------------------------------------------------
Federal tax                         $  6,131,000       34.0       $  (483,000)     34.0      $  2,669,000       34.0
State franchise tax,
   net of Federal benefit              1,046,000        5.8           (82,000)      5.8           455,000        5.8
Foreign income tax rate
 difference                           (4,572,000)     (25.4)       (1,204,000)     84.7        (1,409,000)     (18.0)
Other                                   (109,000)      (0.6)                -        -             14,000        0.2
  Income tax provision
  (benefit)                         $  2,496,000       13.8       $(1,769,000)    124.5      $  1,729,000       22.0
                                   ==============     ======      ============    =====      =============     =======

     In accordance with the current taxation policies of the Peoples Republic of China (PRC), Diodes-China was granted preferential tax treatment for the years ended December 31, 2000 through 2003. Earnings were subject to 0% tax rates in 2000 and 2001, and 12% in 2002. Earnings in 2003 will be taxed at 12% (one half the normal central government tax rate), and at normal rates thereafter. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2002.

     Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations.

     In accordance with United States tax law, the Company receives credit against its U.S. Federal tax liability for corporate taxes paid in Taiwan and China. The repatriation of funds from Taiwan and China to the Company may be subject to state income taxes. In the years ending December 31, 2000 and 2001, Diodes-Taiwan distributed dividends of approximately $1.5 million and $2.6 million respectively, which is included in Federal and state taxable income.

     As of December 31, 2002, accumulated and undistributed earnings of Diodes-China is approximately $26.2 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, under the direction of the Board of Directors, the Company began to record deferred taxes on a portion of the 2002 earnings of Diodes-China in preparation of a possible dividend distribution. As of December 31, 2002, the Company has recorded $850,000 in deferred taxes and has made no distributions.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 9 - INCOME TAXES (Continued)

     The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China to the extent such earnings may be appropriated for distribution to the Company's corporate office in North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company's North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company's foreign subsidiaries. However, the distribution of any un-appropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

     At December 31, 2001 and 2002, the Company's deferred tax assets and liabilities are comprised of the following items:

                                                         2001              2002
                                                 ------------      -------------
Deferred tax assets, current
   Inventory cost                                $  1,087,000      $    631,000
   Accrued expenses and accounts receivable           552,000           706,000
   Net operating loss carryforwards and other       2,729,000         3,001,000
                                                 ------------      -------------
                                                   $4,368,000      $  4,338,000
                                                 ============      =============
Deferred tax assets, non-current
   Plant, equipment and intangible assets        $ (3,055,000)     $ (2,784,000)
   Net operating loss carryforwards and other       6,727,000         5,989,000
                                                 ------------      -------------
                                                   $3,672,000      $  3,205,000
                                                 ============      =============

NOTE      10 - STOCK OPTION PLANS

     The Company has stock option plans for directors, officers, and key employees, which provide for non-qualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for the incentive options) at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option. Approximately 881,000 shares were available for future grants under the plans as of December 31, 2002.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE      10 - STOCK OPTION PLANS (Continued)

                                                                  Outstanding Options
                                                --------------------------------------------------------
                                                                          Exercise Price Per Share
                                                                   -------------------------------------
                                                   Number                  Range        Weighted Average
                                               -----------         --------------       ----------------
Balance, December 31, 1999                      1,661,496           $  1.25-8.50              $ 4.28
Granted                                           512,100            14.88-23.92               22.16
Exercised                                        (193,506)             1.25-5.00                3.43
Canceled                                          (41,098)            5.00-23.92               12.17
                                               -----------         --------------       ----------------
Balance, December 31, 2000                      1,938,992             1.25-23.92                8.90
Granted                                           226,200              6.23-8.32                8.27
Exercised                                         (26,001)             3.33-5.00                4.70
Canceled                                          (24,099)            6.67-23.92               19.93
                                               -----------         --------------       ----------------
Balance, December 31, 2001                      2,115,092             1.25-23.92                8.78
Granted                                           338,100              8.53-9.57                8.58
Exercised                                         (65,100)             1.25-8.32                4.92
Canceled                                           (3,600)             8.32-8.53                8.43
                                               -----------         --------------       ----------------
Balance, December 31, 2002                      2,384,492          $ 1.25-$23.92              $ 8.86
                                               ===========         ==============       ================


     As of December 31, 2002,  approximately  1,718,000 of options  granted were
exercisable.   The  following   summarizes   information   about  stock  options
outstanding at December 31, 2002:

                    Range of exercise              Number                      Weighted average                Weighted average
                         prices                  outstanding              remaining contractual life            exercise price
                   -------------------           ------------             --------------------------           -----------------
Plan 1               $1.25 - $23.92               1,020,000                    4.82 years                          $9.33
Plan 2               $1.25 - $23.92               1,040,192                    5.72 years                          $8.50
Plan 3                $8.58 - $9.50                 324,300                    9.32 years                          $8.49
                                                 ------------
                                                  2,384,492

     The Company also has an incentive bonus plan, which reserves shares of stock for issuance to key employees. As of December 31, 2002, 186,000 shares remain available for issuance under this plan. No shares were issued under this incentive bonus plan for years ended December 31, 2000 through 2002.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE      10 - STOCK OPTION PLANS (Continued)

     The proforma information disclosed in Note 1 recognizes as compensation the value of stock options granted using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The following is the average of the data used to calculate the fair value:

                                 Risk-free                                         Expected                 Expected
      December 31,             interest rate           Expected life              volatility                dividends
          2002                     4.00%                   5 years                  44.08%                     N/A
          2001                     5.00%                   5 years                  79.55%                     N/A
          2000                     5.00%                   5 years                  98.44%                     N/A

NOTE      11   -  RELATED PARTY TRANSACTIONS

     Lite-On Semiconductor Corporation - In July 1997, Vishay Intertechnology, Inc. (Vishay) and the Lite-On Group, a Taiwanese consortium, formed a joint venture - Vishay/Lite-On Power Semiconductor Pte., LTD. (Vishay/LPSC) - to acquire Lite-On Power Semiconductor Corp. (LPSC), a then 37% shareholder of the Company and a member of the Lite-On Group of the Republic of China. The Lite-On Group is a leading manufacturer of power semiconductors, computer peripherals, and communication products.

     In March 2001, Vishay agreed to sell its 65% interest in the Vishay/LPSC joint venture to the Lite-On Group, the 35% joint venture partner. Because of this transaction, the Lite-On Group, through LPSC, its wholly-owned subsidiary, indirectly owned approximately 37% of the Company's common stock. In December 2001, LPSC merged with Dyna Image Corporation of Taipei, Taiwan. Dyna Image is the world's largest manufacturer of Contact Image Sensors (CIS), which are used in fax machines, scanners, and copy machines. The combined company is now called Lite-On Semiconductor Corporation (LSC). The Company considers its relationship with LSC to be mutually beneficial and the Company and LSC will continue its strategic alliance as it has since 1991. The Company's subsidiaries buy product from and sell product to LSC. Net sales to and purchases from LSC were as follows for years ended December 31:

                            2000                   2001                   2002
                     ------------           ------------         --------------
Net sales              $ 633,000            $ 7,435,000           $ 16,147,000

Purchases             12,898,000              8,002,000             14,183,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE      11   -  RELATED PARTY TRANSACTIONS (Continued)

     As a result of the acquisition of FabTech from LSC (See Note 16), the Company is indebted to LSC in the amount of $8,750,000 as of December 31, 2002. Terms of the debt are indicated in Note 5. No interest expense is outstanding as of December 31, 2002 on this debt. Under the acquisition agreement, LSC has entered into a volume purchase agreement with FabTech pursuant to which LSC is obligated to purchase from FabTech, and FabTech is obligated to manufacture and sell to LSC, silicon wafers.

     Other related parties - For the years ended December 31, 2001, and 2002, the Company purchased approximately $7,394,000 and $9,515,000, respectively, of its inventory purchases from companies owned by its 5% minority shareholder in Diodes-China.

     Accounts receivable from and accounts payable to related parties were as follows as of December 31:
                                 2001                   2002
Accounts receivable
    LSC                   $ 1,414,000            $ 3,138,000
    Other                      72,000                      -
                         ------------            -----------
                          $ 1,486,000            $ 3,138,000
                         ============            ===========
Accounts payable
    LSC                   $ 2,854,000            $ 2,803,000
    Other                     441,000                558,000
                         ------------            -----------
                          $ 3,295,000            $ 3,361,000
                         ============            ===========

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE      12   -  GEOGRAPHIC INFORMATION

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

     The Company's operations include the domestic operations (Diodes and FabTech) located in the United States and the Asian operations (Diodes-Taiwan located in Taipei, Taiwan, Diodes-China located in Shanghai, China, and Diodes-Hong Kong located in Hong Kong, China).

     The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

                                                Asia                        U.S.A.                  Consolidated
2002
Total sales                            $  95,081,000                  $ 66,338,000                 $ 161,419,000
Intercompany sales                       (39,592,000)                   (6,006,000)                  (45,598,000)
    Net sales                          $  55,489,000                  $ 60,332,000                 $ 115,821,000

Assets                                    63,721,000                    41,289,000                   105,010,000
Property, plant & equipment               32,313,000                    12,380,000                    44,693,000

2001
Total sales                            $  71,589,000                  $ 53,705,000                 $ 125,294,000
Intercompany sales                       (28,978,000)                   (3,106,000)                  (32,084,000)
    Net sales                          $  42,611,000                  $ 50,599,000                 $  93,210,000

Assets                                    58,877,000                    44,381,000                   103,258,000
Property, plant & equipment               31,779,000                    13,146,000                    44,925,000

2000
Total sales                            $ 104,815,000                  $ 64,744,000                 $ 169,559,000
Intercompany sales                       (50,781,000)                   (2,699,000)                  (53,480,000)
    Net sales                          $  54,034,000                  $ 62,045,000                 $ 116,079,000

Assets                                    61,149,000                    51,801,000                   112,950,000
Property, plant & equipment               31,617,000                    13,512,000                    45,129,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE      13   -  COMMITMENTS and CONTINGENCIES

     Operating leases - The Company leases its offices, manufacturing plants and warehouses under operating lease agreements expiring through December 2010. The Company may, at its option, extend the lease for a five-year term upon termination. Rent expense amounted to approximately $503,000, $2,556,000, and $2,711,000, for the years ended December 31, 2000, 2001 and 2002, respectively.

     Future minimum lease payments under non-cancelable operating leases for years ending December 31 are:

2003                 $  2,309,000
2004                    2,178,000
2005                    2,097,000
2006                    2,106,000
2007                    1,779,000
Thereafter              2,414,000
                    -------------
                     $ 12,883,000


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


NOTE 14  -  EMPLOYEE BENEFITS PLAN

     The Company maintains a 401(k) profit sharing plan (the Plan) for the benefit of qualified employees at the North American locations. Employees who participate may elect to make salary deferral contributions to the Plan up to 17% of the employees' eligible payroll. The Company makes a contribution of $1 for every $2 contributed by the participant up to 6% of the participant's eligible payroll. In addition, the Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2000, 2001, and 2002, the Company's total contribution to the Plan was approximately $307,000, $198,000, and $593,000, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  15 - MANAGEMENT INCENTIVE AGREEMENTS

     As part of the FabTech acquisition (see Note 16), the Company entered into management incentive agreements with several members of FabTech's management. The agreements provide guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech and subject to a maximum annual amount. Future guaranteed and maximum payments provided for by the management incentive agreements for the years ended December 31, are:

                 Guaranteed            Maximum Contingent               Total
                -----------              -------------             -------------
 2003             $ 375,000                $   975,000              $ 1,350,000
 2004               375,000                  1,200,000                1,575,000
                -----------               ------------             -------------
                  $ 750,000                $ 2,175,000              $ 2,925,000
                ===========               ============             =============

     Any portion of the guaranteed and contingent liability paid by FabTech will be reimbursed by LSC.

NOTE 16 - BUSINESS ACQUISITION

     On December 1, 2000, the Company purchased all of the outstanding capital stock of FabTech, Inc. from LSC (a then 37% shareholder of the Company). FabTech operates a 5-inch silicon wafer foundry in Lee's Summit, Missouri.

     The acquisition was accounted for using the purchase method of accounting, whereby the assets and liabilities acquired were recorded at their estimated fair values. The terms of the stock purchase required an initial cash payment of approximately $5,150,000, including acquisition costs, and the assumption of $19 million in debt (including a $2.5 million loan made by Diodes-North America to FabTech). In addition, the agreement provides for a potential earnout of up to $30 million based upon FabTech attaining certain earnings targets over the four-year period immediately following the purchase. For the years 2000 through 2002, no earnout was paid out as the earnings targets were not met.

     As a condition to the purchase agreement, certain officers and management of FabTech will receive a total of $2,475,000 over four years. Of this amount, $975,000 was accrued by FabTech as incentive compensation for services rendered prior to the acquisition. The remaining $1,500,000 will be accrued ratably over four years following the acquisition, subject to the terms of the management incentive agreements (see Note 15). The amount of cash paid to the seller at closing was reduced by $975,000, and any portion of the guaranteed and contingent liability to be paid by FabTech will be reimbursed by LSC.

     The excess of the purchase price over the fair value of assets acquired (goodwill) amounted to approximately $4,410,000, which beginning in fiscal 2002 is no longer being amortized, but instead will be tested for impairment annually in accordance with SFAS No. 142 as previously discussed.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 16 - BUSINESS ACQUISITION (Continued)

     The results of operations of FabTech are included in the consolidated financial statements from the date of acquisition. The following represents the unaudited proforma results of operations as if Fab-Tech had been acquired at the beginning of 2000.

                                   Year Ended December 31,
                                   -----------------------
                                             2000
                                   -----------------------

Net sales                           $ 136,438,000

Net income                             14,211,000

Earnings per share
          Basic                              1.76
          Diluted                            1.54


     The proforma results do not represent the Company's actual operating results had the acquisition been made at the beginning of 2000.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE  17 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                                                              Quarter Ended
                                        -------------------------------------------------------------------------------------------
                                                March 31                June 30                  Sept. 30                Dec. 31
                                        ----------------           -------------            --------------          --------------
Fiscal 2002
        Net sales                           $ 26,924,000            $ 29,946,000             $ 30,287,000            $ 28,664,000

        Gross profit                           4,352,000               7,131,000                7,867,000               7,253,000

        Net income                               208,000               1,563,000                1,767,000               2,262,000

        Earnings per share
          Basic                                   $ 0.03                  $ 0.19                   $ 0.22                  $ 0.28
          Diluted                                   0.03                    0.18                     0.20                    0.25


                                                                             Quarter Ended
                                        -------------------------------------------------------------------------------------------
                                                March 31                June 30                  Sept. 30                Dec. 31
                                        ----------------           -------------            --------------          --------------
Fiscal 2001
        Net sales                           $ 25,109,000            $ 20,730,000             $ 21,937,000            $ 25,434,000

        Gross profit                           4,121,000               4,044,000                2,419,000               3,595,000

        Net income (loss)                        521,000                 525,000                 (847,000)                (75,000)

        Earnings (loss) per share
          Basic                                   $ 0.06                  $ 0.06                  $ (0.10)                $ (0.01)
          Diluted                                   0.06                    0.06                    (0.10)                  (0.01)


                                                                             Quarter Ended
                                        -------------------------------------------------------------------------------------------
                                                March 31                June 30                  Sept. 30                Dec. 31
                                        ----------------           -------------            --------------          --------------
Fiscal 2000
        Net sales                           $ 26,687,000            $ 32,173,000             $ 31,857,000            $ 25,362,000

        Gross profit                           8,437,000              10,489,000               11,121,000               7,380,000

        Net income                             3,140,000               4,320,000                4,650,000               2,785,000

        Earnings per share
          Basic                                   $ 0.39                  $ 0.54                   $ 0.57                  $ 0.34
          Diluted                                   0.34                    0.46                     0.50                    0.31

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries

     Our audits of the consolidated financial statements of Diodes Incorporated and Subsidiaries referred to in our report dated January 27, 2003 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


MOSS ADAMS LLP
/s/ Moss Adams LLP
Los Angeles, California
January 27, 2003

DIODES INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COL A                                                     COL B               COL C               COL D               COL E

                                                                           Additions
                                                       Balance at            charged                                Balance at
                                                       beginning          to costs &                                   end of
Description                                            of period            expenses           Deductions              period
Year ended December 31,

2000
Allowance for doubtful accounts                       $   297,000        $    22,000          $     8,000         $   311,000
Reserve for slow moving and obsolete inventory          1,818,000          1,445,000              562,000           2,701,000

2001
Allowance for doubtful accounts                       $   311,000        $    51,000          $    19,000         $   343,000
Reserve for slow moving and obsolete inventory          2,701,000          2,117,000            2,442,000           2,376,000

2002
Allowance for doubtful accounts                       $   343,000        $    45,000          $    35,000         $   353,000
Reserve for slow moving and obsolete inventory          2,376,000          1,248,000            1,562,000           2,062,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)


By:  /s/ C.H. Chen                                                March 26, 2003
C.H. CHEN
President & Chief Executive Officer
(Principal Executive Officer)

By:  /s/ Carl Wertz                                               March 26, 2003
CARL WERTZ
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated, on March 26, 2003.


/s/ Raymond Soong                                    /s/ C.H. Chen
RAYMOND SOONG                                        C.H. CHEN
Chairman of the Board of Directors                   Director


/s/ Michael R. Giordano                              /s/ M.K. Lu
MICHAEL R. GIORDANO                                  M.K. LU
Director                                             Director


/s/ Keh-Shew Lu                                      /s/ John M. Stich
KEH-SHEW LU                                          JOHN M. STICH
Director                                             Director


/s/ Shing Mao
SHING MAO
Director

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C.H. Chen, certify that:

1.       I have reviewed this Annual Report on Form 10-K of Diodes Incorporated;
2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;
3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
          (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
         c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ C.H. Chen
C. H. Chen
Chief Executive Officer
Date: March 26, 2003

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl Wertz, certify that:

1.       I have reviewed this Annual Report on Form 10-K of Diodes Incorporated;
2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;
3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
          (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and
         c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Carl Wertz
Carl Wertz
Chief Financial Officer
Date: March 26, 2003


                                INDEX TO EXHIBITS


Number     Description                                                                                                  Sequential
                                                                                                                        Page Number
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
10.29      Separation Agreement between the Company and Michael A. Rosenberg (20)
10.30      Stock Purchase Agreement dated as of November 28, 2000, among Diodes Incorporated, FabTech, Inc. and Lite-On Power
            Semiconductor Corporation (24)
10.31      Volume Purchase Agreement dated as of October 25, 2000, between FabTech, Inc. and Lite-On Power Semiconductor
            Corporation (24)
10.32      Credit Agreement dated as of December 1, 2000, between Diodes Incorporated and Union Bank of California (24)
10.33      Subordination Agreement dated as of December 1, 2000, by Lite-On Power Semiconductor Corporation in favor of Union
            Bank of California (24)
10.34      Subordinated Promissory Note in the principal amount of $13,549,000 made by FabTech, Inc. payable to Lite-On Power
            Semiconductor Corporation (24)
10.35      Amended and Restated Subordinated Promissory Note between FabTech, Inc. and Lite-On Semiconductor Corp. (26)
10.36      Diodes Incorporated Building Lease - Third Amendment (29)
10.37      Document of Understanding between the Company and Microsemi Corporation (29)
10.38      Swap Agreement between the Company and Union Bank of California (30)
10.39      First Amendment and Waver between the Company and Union Bank of California (30)
10.40      Second Amendment and Waver between the Company and Union Bank of California (30)
10.41      Banking Agreement between Diodes-China and Everbright Bank of China (30)
10.42      Banking Agreement between Diodes-China and Agricultural Bank of China (30)
10.43      Banking Agreement between Diodes-Taiwan and Farmers Bank of China (30)
10.44      Audit Committee Charter (31)
10.45      2001 Omnibus Equity Incentive Plan (31)


10.46      Sale and Leaseback Agreement between the Company and Shanghai Ding Hong Company, Ltd. (32)
10.47      Lease Agreement between the Company and Shanghai Ding Hong Company, Ltd. (32)
10.48      Third Amendment and Waiver to Union Bank Credit Agreement (33)
10.49      Revolving Credit Extension between the Company and Union Bank (34)
10.50      Amended and Restated Credit Agreement between the Company and Union Bank
10.51      $2.0 Million Non Revolving-To-Term Note between the Company and Union Bank
21         Subsidiaries of the Registrant
23.1       Consent of Independent Public Accountants
99.1       Certification Pursuant To 18 U.S.C. 1350 Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
99.2       Certification Pursuant To 18 U.S.C. 1350 Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
99.3       Diodes Incorporated Announces Launch of Comprehensive Line of Pre-biased Transistors
99.4       Diodes Incorporated Announces Conference Call, Updates Outlook for 2002 Year End and Q4 Financial Results
99.5       Diodes Incorporated Reports Fourth Quarter and Year-end 2002 Financial Results
99.6       Diodes Incorporated Introduces Line of Thyristor Surge Protective Devices
99.7       Diodes Incorporated Recognized as Supplier of the Year by Honeywell's System Sensor Division


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

(22) Previously filed with Company's Form 10-Q, filed with the Commission on August 4, 2000, which is hereby incorporated by reference.
(23) Previously filed with Company's Form 10-Q, filed with the Commission on November 13, 2000, which is hereby incorporated by reference.
(24) Previously filed with Company's Form 8-K, filed with the Commission on December 14, 2000, which is hereby incorporated by reference.
(25) Previously filed with Company's Definitive Proxy Statement, filed with the Commission on May 1, 2000, which is hereby incorporated by reference.
(26) Previously filed with Company's Form 10-Q, filed with the Commission on August 7, 2001, which is hereby incorporated by reference.
(27) Previously filed with Company's Form 10-K, filed with the Commission on March 28, 2001, which is hereby incorporated by reference.
(28) Previously filed with Company's Form 10-Q, filed with the Commission on May 11, 2001, which is hereby incorporated by reference.
(29) Previously filed with Company's Form 10-Q, filed with the Commission on November 2, 2001, which is hereby incorporated by reference.
(30) Previously filed with Company's Form 10-K, filed with the Commission on March 31, 2002, which is hereby incorporated by reference.
(31) Previously filed with Company's Definitive Proxy Statement, filed with the Commission on April 27, 2001, which is hereby incorporated by reference.
(32) Previously filed with Company's Form 10-Q, filed with the Commission on May 15, 2002, which is hereby incorporated by reference.
(33) Previously filed with Company's Form 10-Q, filed with the Commission on August 14, 2002, which is hereby incorporated by reference.
(34) Previously filed with Company's Form 10-Q, filed with the Commission on November 14, 2002, which is hereby incorporated by reference.

  * Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.