Form 10-Q
period 2003-03-31
DIODES INC /DEL/
filed 2003-05-14
CIK 29002

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2003

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

The number of shares of the registrant's Common Stock, $0.66 2/3 par value, outstanding as of May 8, 2003 was 9,505,114, including 1,075,672 shares of treasury stock.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS


                                                                               DECEMBER 31,             MARCH 31,
                                                                                  2002                    2003
                                                                           -------------------     -------------------
                                                                                                      (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                  $   7,284,000           $   8,536,000
     Accounts receivable
         Customers                                                                 19,387,000              20,161,000
         Related parties                                                            3,138,000               1,684,000
                                                                           -------------------     -------------------
                                                                                   22,525,000              21,845,000
         Less:  Allowance for doubtful receivables                                    353,000                 305,000
                                                                           -------------------     -------------------
                                                                                   22,172,000              21,540,000

     Inventories                                                                   15,711,000              17,741,000
     Deferred income taxes, current                                                 4,338,000               4,339,000
     Prepaid expenses, income taxes and other current assets                        1,433,000               1,504,000
                                                                           -------------------     -------------------
                  Total current assets                                             50,938,000              53,660,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization                                   44,693,000              45,660,000

DEFERRED INCOME TAXES, non-current                                                  3,205,000               2,772,000

OTHER ASSETS
     Goodwill, net                                                                  5,090,000               5,090,000
     Other                                                                          1,084,000               1,091,000
                                                                           -------------------     -------------------

TOTAL ASSETS                                                                    $ 105,010,000           $ 108,273,000
                                                                           ===================     ===================

The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                DECEMBER 31,             MARCH 31,
                                                                                    2002                   2003
                                                                              ------------------     ------------------
                                                                                                        (UNAUDITED)
CURRENT LIABILITIES
     Line of credit                                                               $   3,025,000          $   6,543,000
     Accounts payable
         Trade                                                                        9,039,000              9,216,000
         Related parties                                                              3,361,000              3,776,000
     Accrued liabilities                                                              8,693,000              7,046,000
     Current portion of long-term debt
         Related party                                                                2,500,000              2,500,000
         Other                                                                        3,333,000              3,333,000
     Current portion of capital lease obligations                                       157,000                158,000
                                                                              ------------------     ------------------
                  Total current liabilities                                          30,108,000             32,572,000

LONG-TERM DEBT, net of current portion
         Related party                                                                6,250,000              5,625,000
         Other                                                                        6,333,000              5,500,000

CAPITAL LEASE OBLIGATIONS, net of current portion                                     2,495,000              2,441,000

MINORITY INTEREST IN JOINT VENTURE                                                    2,145,000              2,243,000

STOCKHOLDERS' EQUITY
     Class A convertible preferred stock - par value $1.00 per share;  1,000,000 shares authorized;
         no shares issued and outstanding                                                    --                     --
     Common stock - par value $0.66 2/3 per share;
         30,000,000 shares authorized; 9,292,764 and 9,483,764
         shares issued at December 31, 2002
         and March 31, 2003, respectively                                             6,195,000              6,322,000
     Additional paid-in capital                                                       8,060,000              8,195,000
     Retained earnings                                                               45,684,000             47,607,000
                                                                              ------------------     ------------------
                                                                                     59,939,000             62,124,000
     Less:
         Treasury stock - 1,075,672 shares of common stock, at cost                   1,782,000              1,782,000
         Accumulated other comprehensive loss                                           478,000                450,000
                                                                              ------------------     ------------------
                                                                                      2,260,000              2,232,000

                  Total stockholders' equity                                         57,679,000             59,892,000
                                                                              ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 105,010,000          $ 108,273,000
                                                                              ==================     ==================

The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                -----------------------------------------
                                                                      2002                   2003
                                                                ------------------     ------------------
NET SALES                                                           $  26,924,000          $  29,453,000
COST OF GOODS SOLD                                                     22,572,000             22,205,000
                                                                ------------------     ------------------

     Gross profit                                                       4,352,000              7,248,000

RESEARCH AND DEVELOPMENT EXPENSES                                         313,000                260,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            3,765,000              4,149,000
                                                                ------------------     ------------------
     Total operating expenses                                           4,078,000              4,409,000

     Income from operations                                               274,000              2,839,000

OTHER INCOME (EXPENSE)
     Interest income                                                        8,000                  4,000
     Interest expense                                                    (346,000)              (248,000)
     Other                                                                 16,000                 42,000
                                                                ------------------     ------------------
                                                                         (322,000)              (202,000)

Income (loss) before income taxes and minority interest                   (48,000)             2,637,000

INCOME TAX BENEFIT (PROVISION)                                            295,000               (617,000)
                                                                ------------------     ------------------

Income before minority interest                                           247,000              2,020,000

MINORITY INTEREST IN JOINT VENTURE EARNINGS                               (39,000)               (97,000)
                                                                ------------------     ------------------

NET INCOME                                                          $     208,000          $   1,923,000
                                                                ==================     ==================

EARNINGS PER SHARE
     Basic                                                          $        0.03          $        0.23
                                                                ==================     ==================
     Diluted                                                        $        0.02          $        0.21
                                                                ==================     ==================

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                              8,165,325              8,314,662
                                                                ==================     ==================
     Diluted                                                            8,774,016              9,151,496
                                                                ==================     ==================

The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                       ---------------------------------------
                                                                                             2002                 2003
                                                                                       -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                          $    208,000         $  1,923,000
     Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                                                      2,280,000            2,614,000
         Minority interest earnings                                                            39,000               97,000
         Gain on sale of property, plant and equipment                                             --             (107,000)
     Changes in operating assets:
         Accounts receivable                                                               (3,328,000)             632,000
         Inventories                                                                        3,256,000           (2,030,000)
         Prepaid expenses, taxes and other assets                                            (937,000)             354,000
     Changes in operating liabilities:
         Accounts payable                                                                   2,309,000              592,000
         Accrued liabilities                                                                  394,000           (1,630,000)
                                                                                       -----------------    ------------------
                                                                                       -----------------    ------------------

              Net cash provided by operating activities                                     4,221,000            2,445,000
                                                                                       -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                                             (1,313,000)          (3,914,000)
     Proceeds from sale of property, plant and equipment                                      275,000              442,000
                                                                                       -----------------    ------------------

              Net cash used by investing activities                                        (1,038,000)          (3,472,000)
                                                                                       -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on (repayments of) line of credit, net                                       (3,203,000)           3,518,000
     Proceeds from the issuance of common stock                                                87,000              262,000
     Repayments of long-term obligations                                                   (2,458,000)          (1,458,000)
     Repayments of capital lease obligations                                                       --              (54,000)
     Management incentive reimbursement from LSC                                              375,000                   --
                                                                                       -----------------    ------------------

              Net cash provided (used) by financing activities                             (5,199,000)           2,268,000
                                                                                       -----------------    ------------------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                                                 26,000               11,000

INCREASE (DECREASE) IN CASH                                                                (1,990,000)           1,252,000

CASH AT BEGINNING OF PERIOD                                                                 8,103,000            7,284,000
                                                                                       -----------------    ------------------

CASH AT END OF PERIOD                                                                    $  6,113,000         $  8,536,000
                                                                                       =================    ==================

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION  Cash paid during the period for:
        Interest                                                                         $    338,000         $    244,000
                                                                                       =================    ==================
        Income taxes                                                                     $    108,000         $    265,000
                                                                                       =================    ==================
     Building acquired through capital lease obligation                                  $  2,785,000         $         --
                                                                                       =================    ==================

The accompanying notes are an integral part of these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated financial data at December 31, 2002 is derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                  The consolidated financial statements include the accounts of Diodes-North America and its wholly-owned foreign subsidiaries, Diodes Taiwan
Corporation, Ltd. ("Diodes-Taiwan") and Diodes-Hong Kong Ltd. ("Diodes-Hong Kong"), the accounts of Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China") in which the Company has a 95% interest, and the accounts of its wholly-owned United States subsidiary, FabTech Incorporated ("FabTech" or "Diodes-FabTech"). All significant intercompany balances and transactions have been eliminated.

NOTE B - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                  In April 2003, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149 ("Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively. This Statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. Management does not believe the adoption of SFAS No. 149 will have material impact on the financial statements.

                  In November 2002, the FASB issued Interpretation No. 45, ("Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"). The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate.

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

                  The effect of the $11,000 gain in intercompany translation adjustments and $17,000 gain related to the interest rate swap agreement results in a change in accumulated other comprehensive loss (income) of ($28,000) for the three months ended March 31, 2003, and is reflected on the balance sheet as a separate component of shareholders' equity. There were no other components of other comprehensive loss for the three months ended March 31, 2003.

NOTE D - INVENTORIES

                  Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

                            DECEMBER 31,           MARCH 31,
                                2002                 2003
                           ----------------     ----------------
Finished goods                $  9,853,000         $ 10,803,000
Work-in-progress                 1,522,000            1,707,000
Raw materials                    6,445,000            7,519,000
                           ----------------     ----------------
                                17,820,000           20,029,000
Less:  Reserves                 (2,109,000)          (2,288,000)
                           ----------------     ----------------
Net inventory                 $ 15,711,000         $ 17,741,000
                           ================     ================

NOTE E - INCOME TAXES

                  The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, as of March 31, 2003, the Company has recorded a net deferred tax asset of $7.1 million resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and certain expense accruals, which are not currently deductible for income tax purposes.

                  In accordance with the current taxation policies of the People's Republic of China ("PRC"), Diodes-China was granted preferential tax treatment for the years ended December 31, 1999 through 2003. Earnings were subject to 0% tax rates in 1999 and 2000. Earnings in 2001, 2002 and 2003 are subject to tax of 12% (one half the normal central government tax rate), and at normal rates thereafter. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2001, 2002 and in the first quarter of 2003, and current indications are that the local tax will be waived for the remainder of 2003.

                  Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations.

                  As of March 31, 2003, accumulated and undistributed earnings of Diodes-China are approximately $28.1 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considered this investment to be permanent, and had no plans or obligations to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the 2002 earnings of Diodes-China, and had accrued $0.9 million at December 31, 2002. In 2003, the Company continued to record deferred taxes on a portion of the 2003 earnings of Diodes-China, recording $210,000 in deferred taxes during the first quarter of 2003.

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

NOTE F - STOCK BASED COMPENSATION AND STOCK OPTIONS

                  The Company has a stock-based employee compensation plan, which is described more fully in Note 10 of the Company's audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ("Accounting for Stock Issued to Employees"), and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, ("Accounting for Stock Based Compensation"), to stock based employee compensation. During the first three months of 2003, the Company issued no stock options.

                                                          For the three months ended March 31,
                                      ---------------------------------- ------------------------------------------
                                              Amounts Per Share                       Amounts Per Share
                                      ---------------------------------- ------------------------------------------
                                            2002     Basic      Diluted              2003     Basic        Diluted
                                      ----------- --------- ------------ ----------------- ---------- --------------
Net income                            $ 208,000    $  0.03      $  0.02       $ 1,923,000    $ 0.23        $  0.21
Additional compensation
   for fair value of stock options     (270,000)     (0.04)       (0.03)          (88,000)    (0.01)         (0.01)
                                      ----------- --------- ------------ ----------------- ---------- --------------
Proforma net income (loss)            $ (62,000)   $ (0.01)     $ (0.01)      $ 1,835,000    $ 0.22        $  0.20
                                      =========== ========= ============ ================= ========== ==============

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


                                                                                        CONSOLIDATED
       THREE MONTHS ENDED                FAR EAST             NORTH AMERICA               SEGMENTS
                                      ----------------    -----------------------    --------------------
         MARCH 31, 2003
Total sales                           $  26,957,000          $   16,248,000              $  43,205,000
Inter-company sales                     (10,489,000)             (3,263,000)               (13,752,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  16,468,000          $   12,985,000              $  29,453,000

Assets                                $  63,149,000          $   45,124,000              $ 108,273,000
Property, plant and equipment         $  33,265,000          $   12,395,000              $  45,660,000
                                      ================    =======================    ====================

                                                                                        CONSOLIDATED
       THREE MONTHS ENDED                FAR EAST             NORTH AMERICA               SEGMENTS
                                      ----------------    -----------------------    --------------------
         MARCH 31, 2002
Total sales                           $  21,195,000          $   14,824,000              $  36,019,000
Inter-company sales                      (8,568,000)               (527,000)                (9,095,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  12,627,000          $   14,297,000              $  26,924,000

Assets                                $  58,167,000          $   45,615,000              $ 103,782,000
Property, plant and equipment         $  33,741,000          $   12,689,000              $  46,430,000
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

GENERAL

                  Diodes Incorporated (the "Company"), a Delaware corporation, is engaged in the manufacture, sale and distribution of discrete semiconductors worldwide, primarily to manufacturers in the communications, computing, industrial, consumer electronics and automotive markets, and to distributors of electronic components to end customers in these markets. The Company's broad product line includes high-density diode and transistor arrays in ultra-miniature surface-mount packages, as well as silicon wafers used in manufacturing these products. Technologies include high density diode and transistor arrays in multi-pin surface-mount packages; Powermite(R)3, high-performance surface mount packages; performance Schottkys, switching and rectifier diodes; single and dual prebiased transistors; performance tight tolerance and low current zener diodes; subminiature surface mount packages; transient voltage suppressors (TVS and TSPD); small signal transistors and MOSFETs; and standard, fast, ultra-fast, and super-fast rectifiers.

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

         SALES, MARKETING AND DISTRIBUTION

                  The Company sells its products through its own internal and regional sales departments, as well as through representatives and distributors. The Company's sales team, aided by the sales force of approximately 30 independent sales representatives located throughout North America, Asia, and most recently Europe, supplies approximately 200 OEM accounts. In 2002, OEM customers accounted for approximately 69% of the Company's sales (67% in the first quarter of 2003), compared to approximately 66% in 2001. The increase was primarily due to wafer sales at Diodes-FabTech. OEM customers range from small, privately held electronics companies to Fortune 500 companies.

                  The Company's major OEM customers include industry leaders such as: Intel Corporation, Cisco Systems Incorporated, Sony Corporation, Nortel Networks Corporation, Delphi Automotive, Bose Corporation, Scientific Atlanta Incorporated, Samsung Electronics, Asustek Computer, Inc., Quanta and LG Electronics, Inc. The Company further supplies approximately 40 distributors (33% in the first quarter of 2003 and 31% of 2002 sales), who collectively sell to approximately 10,000 customers on the Company's behalf. The Company's worldwide distribution network includes Arrow Electronics, Inc., Avnet, Inc., Digi-Key Corporation, Future Electronics Ltd., Jaco Electronics, Inc., Reptron Electronics, Inc., and All American Semiconductor, Inc., among others. The Company is not dependent on any one customer to support its level of sales. For the fiscal year ended December 31, 2002, not one OEM customer accounted for more than 14% (10% in the first quarter of 2003) of the Company's sales, while the largest distributor accounted for 4% of sales. The twenty largest customers accounted, in total, for approximately 61% (62% in the first quarter of 2003) of the Company's sales in 2002, compared to 55% in 2001.

                  The Company's products are sold primarily in North America, the Far East, and Europe, both directly to end-users and through electronic component distributors. In the first quarter of 2003, approximately 42%, 56%, and 2% of the Company's products were sold in North America, the Far East, and Europe, respectively, compared to approximately 49%, 48%, and 3% and compared to 54%, 45%, and 1% in 2002 and 2001, respectively. An increase in the percentage of sales in the Far East is expected as the Company significantly increased its sales presence there and believes there is greater potential to increase market share in that region due to the expanding base of electronic product manufacturers.

         RELATED PARTIES

                  The Company conducts business with two related party companies, Lite-On Semiconductor Corporation ("LSC") and Xing International. LSC, a 36.5% shareholder, is the Company's largest shareholder, and Xing International is owned by the Company's 5% joint venture partner in Diodes-China. C.H. Chen, the Company's President and Chief Executive Officer, and a member of the Company's Board of Directors, is also Vice-Chairman of LSC. M.K. Lu, a member of the Company's Board of Directors, is President of LSC, while Raymond Soong, the Company's Chairman of the Board, is the Chairman of the Lite-On Group, a significant shareholder of LSC.

                  In the first quarter of 2003, the Company sold silicon wafers to LSC totaling 12.3% (13.7% in 2002) of the Company's sales, making LSC the Company's largest customer. Also for the first quarter of 2003, 19.6% (17.9% in 2002) of the Company's sales were from discrete semiconductor products purchased from LSC, making LSC the Company's largest outside vendor. A long-standing sales agreement exists where the Company is the exclusive North American distributor for certain of LSC product lines. In addition, the Company leases warehouse space from LSC for its operations in Hong Kong. All such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.


                  In December 2000, the Company acquired the wafer foundry, FabTech, Inc., from LSC. As part of the purchase price, at March 31, 2003, LSC holds a subordinated, interest-bearing note for approximately $8.125 million. In May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and therefore, payments of approximately $208,000 plus interest began in July 2002. In connection with the terms of the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, as per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech's management. The agreements provide members of FabTech's management guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech is reimbursed by LSC.

                  In the first quarter of 2003, the Company sold silicon wafers to companies owned by Xing International totaling 1.3% (1.5% in 2002) of the Company's sales. Also for the first quarter of 2003, 5.1% (5.6% in 2002) of the Company's sales were from discrete semiconductor products purchased from companies owned by Xing International. In addition, Diodes-China leases its manufacturing facilities from, subcontracts a portion of its manufacturing process (metal plating) to, and pays a consulting fee to Xing International. All such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

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

                  The Company also purchases products for sale to its customers from several outside vendors other than the related party vendors mentioned previously. Although the Company believes alternative sources exist for the products of any of its suppliers, the loss of any one of its principal suppliers or the loss of several suppliers in a short period of time could have a materially adverse effect on the Company until an alternate source is located and has commenced providing such products or raw materials.

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

                  The first quarter of 2003 presented a number of challenges, which included pricing pressures for commodity products, seasonal softness in consumer electronics and computers, and geopolitical issues.

                  Despite all of the obstacles, revenue rose nearly 9.4% from the first quarter of 2002 and 2.7% sequentially. We continued to improve our capacity utilization and manufacturing efficiency in both North American and China. For the quarter, our manufacturing facility in China ran at an average of above 90% capacity, up from 58% in the first quarter of 2002 and 84% in the fourth quarter of 2002. Diodes-FabTech ran at an average of above 80%, up from 68% in the prior-year quarter and 75% in the fourth quarter of last year.

                  On a sequential basis, these manufacturing efficiencies were offset by fluctuations in the mix of our more mature products and competitive pricing on wafers, which caused the slight overall gross profit percentage decrease. Going forward, we expect margins will reflect the contribution of new higher-margin proprietary products, however, product mix will have a significant influence on gross profit.

                  In addition, in the quarter, Asian market sales grew to 56% of sales, we continued to secure new product design wins and new products grew to 11% of sales.

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

                  The Company's significant accounting policies are described in
Note 1 to the financial statements included in Item 14 of the Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2002.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  Management evaluates the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer's inability to meet its financial obligations to us, we record an allowance to reduce the receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect to bad debt expense.

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

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

                  The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                                          PERCENTAGE DOLLAR
                                                          PERCENT OF NET SALES           INCREASE (DECREASE)
                                                      THREE MONTHS ENDED MARCH 31,
                                                   -------------------------------------------------------------
                                                         2002                2003                `02 TO `03
                                                   ----------------  -------------------   ---------------------
Net sales                                                 100.0 %           100.0 %                   9.4 %

Cost of goods sold                                        (83.8)            (75.4)                   (1.6)
                                                   ----------------  -------------------   ---------------------

Gross profit                                               16.2              24.6                    66.5

Operating expenses                                        (15.2)            (15.0)                    8.1
                                                   ----------------  -------------------   ---------------------

Income from operations                                      1.0               9.6                   936.1

Interest expense, net                                      (1.3)             (0.8)                  (27.8)

Other income                                                0.1               0.2                   162.5
                                                   ----------------  -------------------   ---------------------

Income (loss) before taxes and minority interest           (0.2)              9.0                 5,593.8

Income tax benefit (provision)                              1.1              (2.1)                  309.2
                                                   ----------------  -------------------   ---------------------

Income before minority interest                             0.9               6.9                   717.8
Minority interest                                          (0.1)             (0.4)                  148.7
                                                   ----------------  -------------------   ---------------------

Net income                                                  0.8               6.5                   824.5
                                                   ================  ===================   =====================

                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                                  2002                  2003
                                                  ----                  ----
NET SALES                                    $  26,924,000         $  29,453,000
---------

                  Net sales increased approximately $2.5 million, or 9.4%, for the three months ended March 31, 2003, compared to the same period last year, due primarily to a 12.7% increase in units sold as a result of increased demand, primarily in the Far East, as well as an easing of pricing pressures. The Company's average selling prices ("ASP") for discrete devices increased approximately 1.8% from the same three-month period last year, but decreased 0.5% from the fourth quarter of 2002. ASP's for wafer products decreased 7.5% from the same period last year, and 3.7% from the fouth quarter of 2002.

                                                 2002                  2003
                                                 ----                  ----
COST OF GOODS SOLD                            $ 22,572,000          $ 22,205,000
------------------
GROSS PROFIT                                  $  4,352,000          $  7,248,000
------------
GROSS PROFIT MARGIN PERCENTAGE                       16.2%                 24.6%
------------------------------

                  Cost of goods sold decreased approximately $0.4 million, or 1.6%, for the three months ended March 31, 2003 compared to the year ago period, due primarily to increased efficiencies and lower manufacturing costs. As a percent of sales, cost of goods sold decreased from 83.8% for the three months ended March 31, 2002 to 75.4% for the three months ended March 31, 2003 due to higher factory utilizations. Gross profit increased approximately $2.9 million, or 66.5%, for the three months ended March 31, 2003 compared to the year ago period. Of the $2.9 million increase, approximately $0.4 million was due to the 9.4% increase in sales, while $2.5 million was due to the increase in gross margin percentage from 16.2% to 24.6%. The higher gross margin percentage was due primarily to increased capacity utilization, cost containment and sales of higher margin products. For the first quarter of 2003, Diodes-China's average capacity utilization was above 90%, up from 84% in the fourth quarter of 2002 and 58% in the first quarter of 2002, and Diodes-FabTech had improved to above 80% from 75% in the fourth quarter of 2002 and 68% in the first quarter of 2002.


                                                   2002                  2003
                                                   ----                  ----
TOTAL OPERATING EXPENSES                       $ 4,078,000           $ 4,409,000
------------------------

                  Operating expenses, which include selling, general, administrative expenses ("SG&A") and research and development expenses ("R&D"), for the three months ended March 31, 2003 increased approximately $0.3 million, or 8.1%, compared to the same period last year, due primarily to increased selling expenses, commissions and incentives and insurance costs. The Company anticipates its R&D expenditures will increase, both in absolute dollars and as a percentage of sales, as part of its strategy to develop more proprietary products aimed at improving gross margins. SG&A, as a percentage of sales, increased to 14.1% from 14.0% in the comparable period last year, while R&D decreased to 0.9% from 1.2% of sales. Total operating expenses, as a percentage of sales, decreased to 15.0% from 15.1% in the comparable period last year.


                                                  2002                  2003
                                                  ----                  ----
INTEREST INCOME                                  $   8,000             $   4,000
---------------
INTEREST EXPENSE                                 $ 346,000             $ 248,000
----------------                              ----------------     -------------
NET INTEREST EXPENSE                             $ 338,000             $ 244,000
--------------------

                  Net interest expense for the three months ended March 31, 2003 decreased approximately $94,000 versus the first quarter last year, due primarily to a reduction in the Company's total debt of approximately $6.8 million from the same period last year. The Company's interest expense is primarily the result of the Company's borrowings to finance the FabTech acquisition, as well as the investment and expansion in the Diodes-China manufacturing facility.


                                                    2002                  2003
                                                    ----                  ----
OTHER INCOME                                      $ 16,000              $ 42,000
------------

                  Other income for the three months ended March 31, 2003 increased $26,000 from the first quarter of 2002, due primarily to a $107,000 gain on the sale of machinery at Diodes-China, as well as to a decrease of $45,000 related to the management incentive expense associated with the FabTech acquisition, partly offset by the discontinuance of $165,000 of income Diodes-FabTech was receiving from an external company's use of their testing facilities.

                                                   2002                  2003
                                                   ----                  ----
INCOME TAX BENEFIT (PROVISION)                  $ 295,000            $ (617,000)
------------------------------

                  Income taxes increased from a tax benefit in the first quarter of 2002 to a tax provision in the first quarter of 2003, due primarily to positive earnings at Diodes-FabTech. Included in the tax provision for the three months ended March 31, 2003 is $210,000 in deferred taxes recorded for a portion of the 2003 earnings at Diodes-China.


                                                    2002                  2003
                                                    ----                  ----
MINORITY INTEREST IN JOINT VENTURE                $ 39,000              $ 97,000
----------------------------------

                  Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for the three months ended March 31, 2003 is primarily the result of increased capacity utilization and the associated increase in gross margins. The joint venture investment is eliminated in consolidation of the Company's financial statements, and the activities of Diodes-China are included therein. As of March 31, 2003, the Company had a 95% controlling interest in the joint venture.


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

                  At March 31, 2003 the Company had cash and cash equivalents totaling $8.5 million, a $1.3 million increase from December 31, 2002, primarily as a result of the Company increasing its short-term bank borrowing. Cash provided by operating activities for the three months ended March 31, 2003 was $2.4 million compared to $4.2 million for the same period in 2002. The primary sources of cash flows from operating activities for the first three months of 2003 were $2.6 million in depreciation and amortization and $1.9 million in net income, while in 2002, the primary sources were a $3.3 million reduction in inventory and $2.3 million in depreciation and amortization and $2.3 million increase in accounts payable.

                  The primary use of cash flows from operating activities for the first three months of 2003 was an increase in inventories of $2.0 million and a decrease in accrued liabilities of $1.6 million, while the primary use of cash flows from operating activities in the same period in 2002 was a $3.3 million increase in accounts receivable. Accounts receivable days were 66 days at March 31, 2003, compared to 70 at December 31, 2002.

                  For the three months ended March 31, 2003, accounts receivable decreased 3.0% compared to the 9.4% increase in sales. The Company continues to closely monitor its credit terms, while at times providing extended terms, required primarily by Far East customers and major distributors.

                  The  ratio  of  the  Company's   current   assets  to  current
liabilities was 1.64 at March 31, 2003 and 1.69 at December 31, 2002.

                  Inventories increased to $17.7 million from $15.7 million at December 31, 2002, primarily due to an increase in wafer and raw material inventory at Diodes-China. The Company made a strategic decision to increase inventory to position itself to capture demand for its new products. However, this did have a negative impact on inventory turns, which decreased to 5.1 turns from 5.5 turns at December 31, 2002.

                  Cash used by investing activities for the three months ended March 31, 2003 was $3.5 million, compared to $1.0 million during the same period in 2002. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility.

                  On December 1, 2000, the Company purchased all the outstanding capital stock of FabTech Incorporated, a 5-inch wafer foundry located in Lee's Summit, Missouri from Lite-On Semiconductor Corporation ("LSC"), the Company's largest stockholder. The acquisition purchase price consisted of approximately $5 million in cash and an earn-out of up to $30 million if FabTech meets specified earnings targets over a four-year period. In 2001 and 2002, these earnings targets were not met, and, therefore, no earn-out was paid. In addition, FabTech was obligated to repay an aggregate of approximately $19 million in debt, consisting of (i) approximately $13.6 million note payable to LSC, (ii) approximately $2.6 million note payable to the Company, and (iii) approximately $3.0 million note payable to a financial institution, which amount was repaid on December 4, 2000 with the proceeds of a capital contribution by the Company. The acquisition was financed internally and through bank credit facilities.

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

                  Cash provided by financing activities was $2.3 million for the three months ended March 31, 2003, as the Company borrowed on its revolving line of credit, primarily to fund a inventory increase, compared to cash used by financing activities of $5.2 million in the same period of 2002.

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

                  At March 31, 2003, the Company's total bank credit facility of $47.7 million encompasses one major U.S. bank, three banks in Mainland China and four in Taiwan. As of March 31, 2003, the total credit lines were $17.8 million, $25.0 million, and $4.9 million, for the U.S. facility secured by substantially all assets, the unsecured Chinese facilities, and the unsecured Taiwanese facilities, respectively. As of March 31, 2003, the available credit was $6.0 million, $22.0 million, and $1.9 million, for the U.S. facility, the Chinese facilities, and the Taiwanese facilities, respectively. In 2002, the Company paid down its total credit facilities by $14.6 million, from $36.0 million to $21.4 million, and at March 31, 2003 total debt was $23.5 million due to the $3.5 million increase in the short-term borrowings.

                  The agreements have certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreements, and prohibit the payment of dividends. The Company was in compliance with its covenants as of March 31, 2003.

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

                  Total working capital increased approximately 1.2% to $21.1 million as of March 31, 2003, from $20.8 million as of December 31, 2002. The Company believes that such working capital position will be sufficient for foreseeable operations and growth opportunities. The Company's total debt to equity ratio decreased to 0.81 at March 31, 2003, from 0.82 at December 31, 2002. It is anticipated that this ratio may increase should the Company use its credit facilities to fund additional inventory sourcing opportunities.

                  The Company has no material plans or commitments for capital expenditures other than in connection with manufacturing expansion at Diodes-China and Diodes-FabTech equipment requirements. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share. As of March 31, 2003, based upon plans for new product introductions, product mixes, capacity restraints on certain product lines and equipment upgrades, the Company expects that year 2003 capital expenditures will be in the $12 to $14 million range as the Company approaches higher capacity utilizations and brings new products into production.

                  Inflation did not have a material effect on net sales or net income in the first three months of 2003. A significant increase in inflation could affect future performance.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Our primary business objective is the maximization of operating income given an acceptable level of risk. Our objective is exposed to three primary sources of market risk: foreign currency risk, interest rate risk, and political risk. No material changes to any of these risks have occurred since December 31, 2002. For a more detailed discussion of market risk, refer to
Part II, Item 7A of our 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

                  INTEREST RATE RISK. The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company's cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At December 31, 2002, the interest rate swap agreement applies to $4.2 million of the Company's long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

                  POLITICAL RISK. The Company has a significant portion of its assets in Mainland China and Taiwan. The possibility of political conflict between the two countries or with the United States could have an adverse impact upon the Company's ability to transact business through these important business segments and to generate profits.

ITEM 4.  CONTROLS AND PROCEDURES

                  Within the 90 days prior to the filing date of this Quarterly Report on Form 10-Q for the first quarter ended March 31, 2003, the Company's Chief Executive Officer, C.H. Chen, and the Chief Financial Officer, Carl C. Wertz, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the date of the evaluation, the Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

         FOREIGN OPERATIONS
                  We expect revenues from foreign markets to continue to represent a significant portion of our total revenues. In addition, we maintain facilities or contracts with entities in the Philippines, Taiwan, Germany, Japan, England, India, and China, among others. There are risks inherent in doing business internationally, including:

o changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;
o trade restrictions, transportation delays, work stoppages, and economic and political instability;
o changes in  import/export  regulations,  tariffs  and freight rates;
o difficulties in collecting receivables and enforcing contracts;
o currency exchange rate  fluctuations;
o restrictions on the transfer of funds from foreign subsidiaries to Diodes-North America;
o longer customer  payment terms; and,
o the SARS epidemic.

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

         DEFERRED TAXES
                  As of March 31, 2003, accumulated and undistributed earnings of Diodes-China are approximately $28.1 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considered this investment to be permanent, and had no plan or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the 2002 earnings of Diodes-China, and had accrued $0.9 million at December 31, 2002. In 2003, the Company continued to record deferred taxes on a portion of the 2003 earnings of Diodes-China, recording $210,000 in deferred taxes during the first quarter of 2003.

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

         INTEREST RATE RISK
                  The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company's cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At March 31, 2003, the interest rate swap agreement applies to $4.2 million of the Company's long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

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



         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  (a) Exhibits

                       Exhibit 11       Computation of Earnings Per Share

                       Exhibit 99.8     Certification Pursuant to 18 U.S.C. 1350
                                         Adopted Pursuant to Section 906 of the
                                         Sarbanes-Oxley Act of 2002


                  (b) Reports on Form 8-K

                           The Company filed a Form 8-K on May 1, 2003 with the Securities and Exchange Commission under Item 7 and
                           Item 9.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DIODES INCORPORATED (Registrant)



By:  /s/ Carl Wertz                                                  May 9, 2003
----------------------------------------------------
CARL WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)

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

Date: May 9, 2003

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



/s/ Carl Wertz
Carl Wertz
Chief Financial Officer

Date: May 9, 2003

                                INDEX TO EXHIBITS


Exhibit 11    Computation of Earnings Per Share                          Page 31

Exhibit 99.8  Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002              Page 32