Form 10-Q
period 2003-06-30
DIODES INC /DEL/
filed 2003-08-14
CIK 29002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]         No [  ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ X ]         No [  ]


The number of shares of the registrant's Common Stock, $0.66 2/3 par value, outstanding as of August 12, 2003 was 9,617,077, including 1,075,672 shares of treasury stock.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS


                                                                              DECEMBER 31,              JUNE 30,
                                                                                  2002                    2003
                                                                           -------------------     -------------------
                                                                                                      (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                  $   7,284,000           $   7,283,000
     Accounts receivable
         Customers                                                                 19,387,000              22,159,000
         Related parties                                                            3,138,000               3,219,000
                                                                           -------------------     -------------------
                                                                                   22,525,000              25,378,000
         Less:  Allowance for doubtful receivables                                    353,000                 317,000
                                                                           -------------------     -------------------
                                                                                   22,172,000              25,061,000

     Inventories                                                                   14,916,000              16,292,000
     Deferred income taxes, current                                                 4,338,000               4,339,000
     Prepaid expenses, income taxes and other current assets                        2,228,000               3,183,000
                                                                           -------------------     ------------------

                  Total current assets                                             50,938,000              56,158,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization                                   44,693,000              46,686,000

DEFERRED INCOME TAXES, non-current                                                  3,205,000               2,360,000

OTHER ASSETS
     Goodwill                                                                       5,090,000               5,090,000
     Other                                                                          1,084,000               1,233,000
                                                                           -------------------     -------------------

TOTAL ASSETS                                                                    $ 105,010,000           $ 111,527,000
                                                                           ===================     ===================

              The accompanying notes are an integral part of these
                             financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                DECEMBER 31,             JUNE 30,
                                                                                    2002                   2003
                                                                              ------------------     ------------------
                                                                                                        (UNAUDITED)
CURRENT LIABILITIES
     Line of credit                                                               $   3,025,000          $   6,242,000
     Accounts payable
         Trade                                                                        9,039,000             11,400,000
         Related parties                                                              3,361,000              2,806,000
     Accrued liabilities                                                              8,693,000              8,154,000
     Current portion of long-term debt
         Related party                                                                2,500,000              2,500,000
         Other                                                                        3,333,000              3,333,000
     Current portion of capital lease obligations                                       157,000                159,000
                                                                              ------------------     ------------------
                  Total current liabilities                                          30,108,000             34,594,000

LONG-TERM DEBT, net of current portion
         Related party                                                                6,250,000              5,000,000
         Other                                                                        6,333,000              4,667,000

CAPITAL LEASE OBLIGATIONS, net of current portion                                     2,495,000              2,405,000

MINORITY INTEREST IN JOINT VENTURE                                                    2,145,000              2,332,000

STOCKHOLDERS' EQUITY
     Class A convertible preferred stock - par value $1.00 per share;  1,000,000 shares authorized;
         no shares issued and outstanding                                                    --                     --
     Common stock - par value $0.66 2/3 per share;
         30,000,000 shares authorized; 9,292,764 and 9,583,480
         shares issued at December 31, 2002
         and June 30, 2003, respectively                                              6,195,000              6,389,000
     Additional paid-in capital                                                       8,060,000              8,559,000
     Retained earnings                                                               45,684,000             49,778,000
                                                                              ------------------     ------------------
                                                                                     59,939,000             64,726,000
     Less:
         Treasury stock - 1,075,672 shares of common stock, at cost                   1,782,000              1,782,000
         Accumulated other comprehensive loss                                           478,000                415,000
                                                                              ------------------     ------------------
                                                                                      2,260,000              2,197,000

                  Total stockholders' equity                                         57,679,000             62,529,000
                                                                              ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 105,010,000          $ 111,527,000
                                                                              ==================     ==================

              The accompanying notes are an integral part of these
                             financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                            JUNE 30,                                      JUNE 30,
                                           -------------------------------------------    ------------------------------------------
                                                  2002                    2003                  2002                   2003
                                           --------------------    -------------------    ------------------    --------------------
NET SALES                                      $  29,946,000           $  33,391,000          $   56,870,000        $   62,844,000
COST OF GOODS SOLD                                22,815,000              25,045,000              45,387,000            47,037,000
                                           --------------------    -------------------    ------------------    --------------------

     Gross profit                                  7,131,000               8,346,000              11,483,000            15,807,000

RESEARCH AND DEVELOPMENT EXPENSES                    460,000                 400,000                 773,000               746,000
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                           4,370,000               4,796,000               8,135,000             9,048,000
                                           --------------------    -------------------    ------------------    --------------------
     Total operating expenses                      4,830,000               5,196,000               8,908,000             9,794,000

     Income from operations                        2,301,000               3,150,000               2,575,000             6,013,000

OTHER INCOME (EXPENSE)
     Interest income                                  16,000                   5,000                  25,000                 9,000
     Interest expense                               (292,000)               (223,000)               (638,000)             (472,000)
     Other                                           109,000                 (20,000)                124,000                (1,000)
                                           --------------------    -------------------    ------------------    --------------------
                                                    (167,000)               (238,000)               (489,000)             (464,000)

Income before income taxes and minority
interest                                           2,134,000               2,912,000               2,086,000             5,549,000
INCOME TAX BENEFIT (PROVISION)                      (473,000)               (651,000)               (178,000)           (1,268,000)
                                           --------------------    -------------------    ------------------    --------------------

Income before minority interest                    1,661,000               2,261,000               1,908,000             4,281,000

MINORITY INTEREST IN JOINT VENTURE EARNINGS          (98,000)                (89,000)               (136,000)             (187,000)
                                           --------------------    -------------------    ------------------    --------------------

NET INCOME                                     $   1,563,000           $   2,172,000          $    1,772,000        $    4,094,000
                                           ====================    ===================    ==================    ====================

EARNINGS PER SHARE
     Basic                                     $        0.19           $        0.26          $         0.22        $         0.49
     Diluted                                   $        0.18           $        0.23          $         0.20        $         0.44
                                           ====================    ===================    ==================    ====================

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                         8,176,025               8,452,129               8,170,704             8,383,444
     Diluted                                       8,874,416               9,512,266               8,824,025             9,372,507
                                           ====================    ===================    ==================    ====================

              The accompanying notes are an integral part of these
                             financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                       ---------------------------------------
                                                                                             2002                 2003
                                                                                       -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                          $  1,772,000         $  4,094,000
     Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                                                      4,731,000            5,327,000
         Minority interest earnings                                                           136,000              187,000
         Gain on sale of property, plant and equipment                                             --             (107,000)
     Changes in operating assets:
         Accounts receivable                                                               (5,421,000)          (2,889,000)
         Inventories                                                                        2,479,000           (1,376,000)
         Prepaid expenses, taxes and other assets                                          (1,133,000)            (259,000)
     Changes in operating liabilities:
         Accounts payable                                                                   4,952,000            1,806,000
         Accrued liabilities                                                                1,436,000             (539,000)
                                                                                       -----------------    ------------------

              Net cash provided by operating activities                                     8,952,000            6,244,000
                                                                                       -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                                             (1,785,000)          (7,656,000)
     Proceeds from sale of property, plant and equipment                                           --              442,000
                                                                                       -----------------    ------------------

              Net cash used by investing activities                                        (1,785,000)          (7,214,000)
                                                                                       -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on (repayments of) line of credit, net                                       (6,143,000)           3,217,000
     Proceeds from the issuance of common stock                                               140,000              693,000
     Repayments of long-term obligations                                                   (3,004,000)          (2,916,000)
     Repayments of capital lease obligations                                                       --              (88,000)
     Management incentive reimbursement from LSC                                              375,000                   --
                                                                                       -----------------    ------------------

              Net cash provided (used) by financing activities                             (8,632,000)             906,000
                                                                                       -----------------    ------------------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                                                183,000               63,000

DECREASE IN CASH                                                                           (1,282,000)              (1,000)

CASH AT BEGINNING OF PERIOD                                                                 8,103,000            7,284,000
                                                                                       -----------------    ------------------

CASH AT END OF PERIOD                                                                    $  6,821,000         $  7,283,000
                                                                                       =================    ==================

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION  Cash paid during the period for:
        Interest                                                                         $    613,000         $    463,000
                                                                                       =================    ==================
        Income taxes                                                                     $      5,000         $    761,000
                                                                                       =================    ==================
     Building acquired through capital lease obligation                                  $  2,785,000         $         --
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

                      DIODES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated financial data at December 31, 2002 is derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

NOTE B - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                  In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150 ("Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"). SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability because that financial instrument embodies an obligation of an issuer. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Management believes the adoption of SAFS No. 150 will not have a material impact on the financial statements.

                  In April 2003, FASB issued SFAS No. 149 ("Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities"). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively. This Statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. Management believes the adoption of SFAS No. 149 will not have a material impact on the financial statements.

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

NOTE C - FUNCTIONAL CURRENCIES, COMPREHENSIVE LOSS AND
 FOREIGN CURRENCY TRANSLATION

                  The Company entered into an interest rate swap agreement with a major U.S. bank which expires November 30, 2004, to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt.

                  The effect of the $30,000 gain in intercompany translation adjustments and $33,000 gain related to the interest rate swap agreement results in a change in accumulated other comprehensive loss (income) of ($63,000) for the six months ended June 30, 2003, and is reflected on the balance sheet as a separate component of shareholders' equity. There were no other components of other comprehensive loss for the six months ended June 30, 2003.

NOTE D - INVENTORIES

                  Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

                            DECEMBER 31,           JUNE 30,
                                2002                 2003
                           ----------------     ----------------
Finished goods                $  9,853,000         $  9,552,000
Work-in-progress                 1,522,000            1,980,000
Raw materials                    5,488,000            6,656,000
                           ----------------     ----------------
                                16,863,000           18,188,000
Less:  Reserves                 (1,947,000)          (1,896,000)
                           ----------------     ----------------
Net inventory                 $ 14,916,000         $ 16,292,000
                           ================     ================

NOTE E - INCOME TAXES

                  The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, as of June 30, 2003, the Company has recorded a net deferred tax asset of $6.7 million resulting from temporary differences in bases of assets and liabilities. This deferred tax asset results primarily from inventory reserves and certain expense accruals, which are not currently deductible for income tax purposes.

                  In accordance with the current taxation policies of the People's Republic of China ("PRC"), Diodes-China was granted preferential tax treatment for the years ended December 31, 1999 through 2003. Earnings were subject to 0% tax rates in 1999 and 2000. Earnings in 2001, 2002 and 2003 are subject to tax of 12% (one half the normal central government tax rate), and at normal rates thereafter. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2001, 2002 and for the first six months of 2003.

                  Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations.

                  Earnings of Diodes-Hong Kong are currently subject to 16% tax for profit on local sales and 0% tax for profit on export sales. These tax rates are valid provided the source of the finished goods is located outside Hong Kong.

                  As of June 30, 2003, accumulated and undistributed earnings of Diodes-China are approximately $29.9 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considered this investment to be permanent, and had no plans or obligations to distribute all or part of that amount from China to the United States. Beginning in April 2002, based upon a decision to make a cash distribution from Diodes-China to the United States in the near future, the Company began to record deferred taxes on a portion of the 2002 earnings of Diodes-China, and had accrued $0.9 million at December 31, 2002. In 2003, the Company continued to record deferred taxes on a portion of the 2003 estimated earnings of Diodes-China, recording $0.4 million in deferred taxes during the first six months of 2003.

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

NOTE F - STOCK BASED COMPENSATION AND STOCK OPTIONS

                  The Company has a stock-based employee compensation plan, which is described more fully in Note 10 of the Company's audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ("Accounting for Stock Issued to Employees"), and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant. During the first six months of 2003, the Company issued 1,500 stock options at an average exercise price of $15.95.

                  The following  table  illustrates  the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, ("Accounting for Stock Based Compensation"), to stock based employee compensation.

                                          For the three months ended June 30 (in 000's except per share data),
                                      -----------------------------------------------------------------------------
                                              Amounts Per Share                       AMOUNTS PER SHARE
                                      ---------------------------------- ------------------------------------------
                                            2002     Basic      Diluted              2003      BASIC        DILUTED
                                      ----------- --------- ------------ ----------------- ---------- --------------
Net income                               $ 1,563     $0.19        $0.18           $ 2,172      $0.26          $0.23
Additional compensation for fair
   value of stock options,
   net of tax effect                        (169)    (0.02)       (0.02)              (64)     (0.01)         (0.01)
                                      ----------- --------- ------------ ----------------- ---------- --------------
Proforma net income                      $ 1,394     $0.17        $0.16           $ 2,108      $0.25          $0.22
                                      =========== ========= ============ ================= ========== ==============

                                           For the six months ended June 30 (in 000's except per share data),
                                      -----------------------------------------------------------------------------
                                              Amounts Per Share                       AMOUNTS PER SHARE
                                      ---------------------------------- ------------------------------------------
                                            2002     Basic      Diluted              2003      BASIC        DILUTED
                                      ----------- --------- ------------ ----------------- ---------- --------------
Net income                               $ 1,772     $0.22        $0.20           $ 4,094      $0.49          $0.44
Additional compensation for fair
   value of stock options,
   net of tax effect                        (328)    (0.04)       (0.06)             (118)     (0.02)         (0.02)
                                      ----------- --------- ------------ ----------------- ---------- --------------
Proforma net income                      $ 1,444     $0.18        $0.14           $ 3,976      $0.47          $0.42
                                      =========== ========= ============ ================= ========== ==============


NOTE G - GEOGRAPHIC SEGMENTS

                  An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Vice President of Sales and Marketing, and Senior Vice President of Operations. The Company operates in a single segment, discrete semiconductor devices, through its various manufacturing and distribution facilities.

                  The Company's operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Diodes-China located in Shanghai, China; and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which account for approximately 3% of total sales, are consolidated into the domestic (North America) operations.

                  The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.


                                                                                        CONSOLIDATED
       THREE MONTHS ENDED                FAR EAST             NORTH AMERICA               SEGMENTS
                                      ----------------    -----------------------    --------------------
         JUNE 30, 2003
Total sales                           $  28,551,000          $   18,060,000             $   46,611,000
Inter-company sales                     (10,739,000)             (2,481,000)               (13,220,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  17,812,000         $   15,579,000             $   33,391,000

Assets                                $  69,143,000          $   42,384,000              $ 111,527,000
Property, plant and equipment         $  34,053,000          $   12,633,000           $     46,686,000
                                      ================    =======================    ====================


                                                                                        CONSOLIDATED
       THREE MONTHS ENDED                FAR EAST             NORTH AMERICA               SEGMENTS
                                      ----------------    -----------------------    --------------------
         JUNE 30, 2002
Total sales                           $  24,798,000          $   17,441,000             $   42,239,000
Inter-company sales                     (11,104,000)             (1,189,000)               (12,293,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  13,694,000          $   16,252,000             $   29,946,000

Assets                                $  60,608,000          $   45,216,000             $  105,824,000
Property, plant and equipment         $  32,381,000          $   12,317,000             $   44,698,000
                                      ================    =======================    ====================


                                                                                        CONSOLIDATED
        SIX MONTHS ENDED                 FAR EAST             NORTH AMERICA               SEGMENTS
                                      ----------------    -----------------------    --------------------
         JUNE 30, 2003
Total sales                           $  55,508,000          $   34,308,000             $   89,816,000
Inter-company sales                     (21,227,000)             (5,745,000)               (26,972,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  34,281,000          $   28,563,000             $   62,844,000

Assets                                $  69,143,000          $   42,384,000             $  111,527,000
Property, plant and equipment         $  34,053,000          $   12,633,000             $   46,686,000
                                      ================    =======================    ====================


                                                                                        CONSOLIDATED
        SIX MONTHS ENDED                 FAR EAST             NORTH AMERICA               SEGMENTS
                                      ----------------    -----------------------    --------------------
         JUNE 30, 2002
Total sales                           $  45,993,000          $   32,265,000             $   78,258,000
Inter-company sales                     (19,672,000)             (1,716,000)               (21,388,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  26,321,000          $   30,549,000             $   56,870,000

Assets                                $  60,608,000          $   45,216,000             $  105,824,000
Property, plant and equipment         $  32,381,000          $   12,317,000             $   44,698,000
                                      ================    =======================    ====================



NOTE H - RECLASSIFICATIONS


                  Certain 2002 and 2003 amounts as well as unaudited quarterly financial data presented in the accompanying financial statements have been reclassified to conform with 2003 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

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

                  In addition to the Company's corporate headquarters in Westlake Village, California, which provides sales, marketing, engineering, logistics and warehousing functions, the Company's wholly-owned subsidiary, Diodes Taiwan Corporation, Ltd. ("Diodes-Taiwan"), maintains a sales, engineering and purchasing facility in Taipei, Taiwan. The Company also has a 95% interest in Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China" or "KaiHong"), a manufacturing facility in Shanghai, China, and offices in Shanghai and Shenzhen, China. In March 2002, the Company opened a sales, warehousing and logistics subsidiary in Hong Kong ("Diodes-Hong Kong"). In addition, in December 2000, the Company acquired FabTech Incorporated ("Diodes-FabTech" or "FabTech"), a silicon wafer manufacturer located near Kansas City, Missouri. Offices in Toulouse, France, and Hattenheim, Germany support the Company's European sales expansion.

         SALES, MARKETING AND DISTRIBUTION

                  The Company sells its products through its own internal and regional sales departments, as well as through representatives and distributors. The Company's sales team, aided by the sales force of approximately 30 independent sales representatives located throughout North America, Asia, and most recently Europe, supplies approximately 200 OEM accounts. In 2002, OEM customers accounted for approximately 69% of the Company's sales (67% in the second quarter of 2003), compared to approximately 66% in 2001. The increase was primarily due to wafer sales at Diodes-FabTech. OEM customers range from small, privately held electronics companies to Fortune 500 companies.

                  The Company's major OEM customers include industry leaders such as: Intel Corporation, Cisco Systems Incorporated, Sony Corporation, Nortel Networks Corporation, Delphi Automotive, Bose Corporation, Scientific Atlanta Incorporated, Samsung Electronics, Asustek Computer, Inc., Quanta and LG Electronics, Inc. The Company further supplies approximately 40 distributors (33% in the second quarter of 2003 and 31% of 2002 sales), who collectively sell to approximately 10,000 customers on the Company's behalf. The Company's worldwide distribution network includes Arrow Electronics, Inc., Avnet, Inc., Digi-Key Corporation, Future Electronics Ltd., Jaco Electronics, Inc., Reptron Electronics, Inc., and All American Semiconductor, Inc., among others. The Company is not dependent on any one customer to support its level of sales. For the fiscal year ended December 31, 2002, not one OEM customer accounted for more than 14% (10% in the second quarter of 2003) of the Company's sales, while the largest distributor accounted for 4% of sales. The twenty largest customers accounted, in total, for approximately 61% (62% in the second quarter of 2003) of the Company's sales in 2002, compared to 55% in 2001.

                  The Company's products are sold primarily in North America, the Far East, and Europe, both directly to end-users and through electronic component distributors. In the second quarter of 2003, approximately 44%, 53%, and 3% of the Company's products were sold in North America, the Far East, and Europe, respectively, compared to approximately 49%, 48%, and 3% and compared to 54%, 45%, and 1% in 2002 and 2001, respectively. An increase in the percentage of sales in the Far East is expected as the Company significantly increased its sales presence there and believes there is greater potential to increase market share in that region due to the expanding base of electronic product manufacturers.

         RELATED PARTIES

                  The Company conducts business with two related party companies, Lite-On Semiconductor Corporation ("LSC") and Xing International. LSC, who owns 35.9% of the Company's common stock, is the Company's largest shareholder, and Xing International is owned by the Company's 5% joint venture partner in Diodes-China. C.H. Chen, the Company's President and Chief Executive Officer, and a member of the Company's Board of Directors, is also Vice-Chairman of LSC. M.K. Lu, a member of the Company's Board of Directors, is President of LSC, while Raymond Soong, the Company's Chairman of the Board, is the Chairman of the Lite-On Group, a significant shareholder of LSC.

                  In the second quarter of 2003, the Company sold silicon wafers to LSC totaling 9.6% (13.7% in 2002) of the Company's sales, making LSC the Company's largest customer. Also for the second quarter of 2003, 17.2% (17.9% in 2002) of the Company's sales were from discrete semiconductor products purchased from LSC, making LSC the Company's largest outside vendor. A long-standing sales agreement exists where the Company is the exclusive North American distributor for certain LSC product lines. In addition, the Company leases warehouse space from LSC for its operations in Hong Kong. All such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                  In December 2000, the Company acquired the wafer foundry, FabTech, Inc., from LSC. As part of the purchase price, at June 30, 2003, LSC holds a subordinated, interest-bearing note for approximately $7.5 million. In May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and therefore, payments of approximately $208,000 plus interest began in July 2002. In connection with the terms of the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, as per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech's management. The agreements provide members of FabTech's management guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech is reimbursed by LSC.

                  In the second quarter of 2003, the Company sold silicon wafers to companies owned by Xing International totaling 0.8% (1.5% in 2002) of the Company's sales. Also for the second quarter of 2003, 4.9% (5.6% in 2002) of the Company's sales were from discrete semiconductor products purchased from companies owned by Xing International. In addition, Diodes-China leases its manufacturing facilities from, subcontracts a portion of its manufacturing process (metal plating) to, and pays a consulting fee to Xing International. All such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

         MANUFACTURING AND SIGNIFICANT VENDORS

                  The Company's Far East subsidiary, Diodes-China, manufactures products for sale primarily to North America and Asia. Diodes-China's manufacturing focuses on SOT-23 and SOD-123 products, as well as sub-miniature packages such as SOT-363, SOT-563, and SC-75. These surface-mount devices ("SMD") are much smaller in size and are used in the computer and communication industries, destined for cellular phones, notebook computers, pagers, PCMCIA cards, modems, and garage door transmitters, among others. Diodes-China's state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to portable and hand-held devices continue. Although Diodes-China purchases silicon wafers from Diodes-FabTech, the majority are currently purchased from other wafer vendors. The Company plans to increase the number of Diodes-FabTech wafers used at Diodes-China over the next several years.

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

         RECENT RESULTS

                  The discrete semiconductor industry has historically been subject to severe pricing pressures. At times, although manufacturing costs have decreased, excess manufacturing capacity and over-inventory have caused selling prices to decrease to a greater extent than manufacturing costs. To compete in this highly competitive industry, the Company has, over the past several years, committed substantial new resources to the further development and implementation of sales and marketing functions, and expanded manufacturing capabilities. Emphasizing the Company's focus on customer service, additional sales personnel and programs have been added, primarily in Asia, and most recently in Europe. In order to meet customers' needs at the design stage of end-product development, the Company also continues to employ additional applications engineers who work directly with customers to assist them in "designing in" the correct products to produce optimum results. Regional sales managers in the U.S. and Europe, working closely with manufacturers' representative firms and distributors, have also been added to help satisfy customers' requirements. In addition, the Company continues to develop relationships with major distributors who inventory and sell the Company's products.

                  The first six months of 2003 presented a number of challenges, which included pricing pressures for commodity products, seasonal softness in consumer electronics and computers, and geopolitical issues.

                  Despite many obstacles, revenue rose 11.5% from the second quarter of 2002 and 13.4%, sequentially. We continued to improve our capacity utilization and manufacturing efficiency in both North American and China. For the quarter, our manufacturing facility in China ran at an average of above 90% capacity, up from 79% in the second quarter of 2002. Diodes-FabTech ran at an average of above 80%, up from 78% in the prior-year quarter.

                  In addition, in the quarter, Asian market sales represented 53% of sales versus 46% a year ago, and we continued to secure new product design wins and new products sales grew to 12.5% of sales from 5.7% a year ago.

         AVAILABLE INFORMATION

                  Our Internet address is http://www.diodes.com. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). To support our global customer-base, particularly in Asia and Europe, our website is language-selectable into English, Chinese, Japanese, Korean and German, giving us an effective marketing tool for worldwide markets. With its extensive online Product (Parametric) Catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website provides easy access to worldwide sales contacts and customer support, and incorporates a distributor-inventory check to provide component inventory availability and a small order desk for overnight sample fulfillment. Our website also provides access to current and complete investor financial information, including SEC filings and press releases, as well as stock quotes.

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


         RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2003

                  The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                                          PERCENTAGE DOLLAR
                                                          PERCENT OF NET SALES                 INCREASE
                                                       THREE MONTHS ENDED JUNE 30,            (DECREASE)
                                                   -------------------------------------------------------------
                                                        2002                2003                `02 TO `03
                                                   ----------------  -------------------   ---------------------

Net sales                                                 100.0 %           100.0 %                  11.5 %

Cost of goods sold                                        (76.2)            (75.0)                    9.8
                                                   ----------------  -------------------   ---------------------

Gross profit                                               23.8              25.0                    17.0

Operating expenses                                        (16.1)            (15.6)                    7.6
                                                   ----------------  -------------------   ---------------------

Income from operations                                      7.7               9.4                    36.9

Interest expense, net                                      (0.9)             (0.7)                  (21.0)

Other income                                                0.4              (0.1)                 (118.3)
                                                   ----------------  -------------------   ---------------------

Income before taxes and minority interest                   7.2               8.6                    36.5

Income tax benefit (provision)                             (1.7)             (1.8)                   37.6
                                                   ----------------  -------------------   ---------------------

Income before minority interest                             5.5               6.8                    36.1
Minority interest                                          (0.3)             (0.3)                   (9.2)
                                                   ----------------  -------------------   ---------------------

Net income                                                  5.2               6.5                    39.0
                                                   ================  ===================   =====================

                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                           2002                  2003
                                           ----                  ----
NET SALES                              $  29,946,000         $  33,391,000
---------

                  Net sales increased approximately $3.4 million, or 11.5%, for the three months ended June 30, 2003, compared to the same period last year, due primarily to a 10.4% increase in units sold as a result of increased demand, primarily in the Far East. The Company's average selling prices ("ASP") for discrete devices increased approximately 4.6% from the same three-month period last year, and increased 4.9% from the first quarter of 2003. ASP's for wafer products decreased 7.6% from the same period last year, but increased 11.1% from the first quarter of 2003.


                                           2002                  2003
                                           ----                  ----
COST OF GOODS SOLD                     $ 22,815,000          $ 25,045,000
------------------
GROSS PROFIT                           $ 7,131,000           $ 8,346,000
------------
GROSS PROFIT MARGIN PERCENTAGE            23.8%                 25.0%
------------------------------

                  Cost of goods sold increased approximately $2.2 million, or 9.8%, for the three months ended June 30, 2003 compared to the year ago period. As a percent of sales, cost of goods sold decreased from 76.2% for the three months ended June 30, 2002 to 75.0% for the three months ended June 30, 2003 due primarily to higher factory utilizations, increased efficiencies and lower manufacturing costs. Gross profit increased approximately $1.2 million, or 17.0%, for the three months ended June 30, 2003 compared to the year ago period. Of the $1.2 million increase, approximately $0.8 million was due to the 11.5% increase in sales, while $0.4 million was due to the increase in gross margin percentage from 23.8% to 25.0%. The higher gross margin percentage was due primarily to increased capacity utilization, cost containment and sales of higher margin products. For the second quarter of 2003, Diodes-China's average capacity utilization was above 90%, equivalent to that of the first quarter of 2003, and compared to 76% in the second quarter of 2002, while Diodes-FabTech was above 80%, equivalent to the first quarter of 2003 and compared to 78% in the second quarter of 2002.


                                           2002                  2003
                                           ----                  ----
TOTAL OPERATING EXPENSES               $ 4,830,000           $ 5,196,000
------------------------

                  Operating expenses, which include selling, general, administrative expenses ("SG&A") and research and development expenses ("R&D"), for the three months ended June 30, 2003 increased approximately $0.4 million, or 7.6%, compared to the same period last year, due primarily to increased selling expenses, commissions and incentives and insurance costs. The Company's goal is to increase its R&D expenditures, both in absolute dollars and as a percentage of sales, as part of its strategy to develop more proprietary products aimed at improving gross margins. SG&A, as a percentage of sales, decreased to 14.4% from 14.6% in the comparable period last year, while R&D decreased to 1.2% from 1.5% of sales. Total operating expenses, as a percentage of sales, decreased to 15.6% from 16.1% in the comparable period last year.

                                           2002                  2003
                                           ----                  ----
INTEREST INCOME                          $ 16,000              $ 5,000
---------------
INTEREST EXPENSE                        $ 292,000             $ 223,000
----------------
                                       -------------- ---------------------
NET INTEREST EXPENSE                    $ 276,000             $ 218,000
--------------------

                  Net interest expense for the three months ended June 30, 2003 decreased approximately $57,000 versus the second quarter last year, due primarily to a reduction in the Company's total debt as well as lower interest rates. The Company's interest expense is primarily the result of the Company's borrowings to finance the FabTech acquisition, as well as the investment and expansion in the Diodes-China manufacturing facility.


                                           2002                  2003
                                           ----                  ----
OTHER INCOME (EXPENSE)                  $ 109,000             $ (20,000)
----------------------

                  Other expense for the three months ended June 30, 2003 increased $129,000 from the second quarter of 2002, due primarily to the discontinuance of $165,000 of income Diodes-FabTech was receiving from an external company's use of their testing facilities, as well as the absence of a $120,000 high technology grant that was received by Diodes-China in the second quarter of 2002, partly offset by foreign currency gains.


                                           2002                  2003
                                           ----                  ----
INCOME TAX BENEFIT (PROVISION)         $ (473,000)           $ (651,000)
------------------------------

                  Income taxes in the second quarter of 2003 increased $177,000 from the second quarter of 2002, due primarily to higher earnings at the North America operations at higher effective tax rates. Included in the tax provision for the three months ended June 30, 2003 is $210,000 in deferred taxes recorded for a portion of the 2003 earnings at Diodes-China.


                                            2002                  2003
                                            ----                  ----
MINORITY INTEREST IN JOINT VENTURE        $ 98,000              $ 89,000
----------------------------------

                  Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The decrease in the joint venture earnings for the three months ended June 30, 2003 is primarily the result of demand induced product mix changes, partly offset by increased capacity utilization. The joint venture investment is eliminated in consolidation of the Company's financial statements, and the activities of Diodes-China are included therein. As of June 30, 2003, the Company had a 95% controlling interest in the joint venture.

         RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003

                  The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                                                          PERCENT OF NET SALES             PERCENTAGE DOLLAR
                                                        SIX MONTHS ENDED JUNE 30,          INCREASE (DECREASE)
                                                   -------------------------------------------------------------
                                                        2002                2003                `02 TO `03
                                                   ----------------  -------------------   ---------------------

Net sales                                                 100.0 %           100.0 %                  10.5 %

Cost of goods sold                                        (79.8)            (74.8)                    3.6
                                                   ----------------  -------------------   ---------------------

Gross profit                                               20.2              25.2                    37.7

Operating expenses                                        (15.7)            (15.6)                    9.9
                                                   ----------------  -------------------   ---------------------

Income from operations                                      4.5               9.6                   133.5

Interest expense, net                                      (1.1)             (0.7)                  (24.5)

Other income                                                0.2              (0.1)                 (100.8)
                                                   ----------------  -------------------   ---------------------

Income before taxes and minority interest                   3.6               8.8                   166.0

Income tax benefit (provision)                             (0.2)             (2.0)                  612.4
                                                   ----------------  -------------------   ---------------------

Income before minority interest                             3.4               6.8                   124.4
Minority interest                                          (0.3)             (0.3)                   37.5
                                                   ----------------  -------------------   ---------------------

Net income                                                  3.1               6.5                   131.0
                                                   ================  ===================   =====================

                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                      2002                  2003
                                      ----                  ----
NET SALES                         $  56,870,000         $  62,844,000
---------

                  Net sales increased approximately $6.0 million, or 10.5%, for the six months ended June 30, 2003, compared to the same period last year, due primarily to a 11.7% increase in units sold as a result of increased demand, primarily in the Far East. The Company's ASP for discrete devices increased approximately 2.8% from the same six-month period last year. ASP's for wafer products decreased 7.1% from the same period last year.

                                     2002                  2003
                                     ----                  ----
COST OF GOODS SOLD               $ 45,387,000          $ 47,037,000
------------------
GROSS PROFIT                     $ 11,483,000          $ 15,807,000
------------
GROSS PROFIT MARGIN PERCENTAGE      20.2%                 25.2%
------------------------------

                  Cost of goods sold increased approximately $1.7 million, or 3.6%, for the six months ended June 30, 2003 compared to the year ago period. As a percent of sales, cost of goods sold decreased from 79.8% for the six months ended June 30, 2002 to 74.8% for the six months ended June 30, 2003 due primarily to higher factory utilizations, increased efficiencies and lower manufacturing costs. Gross profit increased approximately $4.3 million, or 37.7%, for the six months ended June 30, 2003 compared to the year ago period. Of the $4.3 million increase, approximately $1.2 million was due to the 10.5% increase in sales, while $3.1 million was due to the increase in gross margin percentage from 20.2% to 25.2%. The higher gross margin percentage was due primarily to increased capacity utilization, cost containment and sales of higher margin products.


                                      2002                  2003
                                      ----                  ----
TOTAL OPERATING EXPENSES          $ 8,908,000           $ 9,794,000
------------------------

                  Operating expenses, which include SG&A and R&D, for the six months ended June 30, 2003 increased approximately $0.9 million, or 9.9%, compared to the same period last year, due primarily to increased selling expenses, commissions and incentives and insurance costs. SG&A, as a percentage of sales, increased to 14.4% from 14.3% in the comparable period last year, while R&D decreased to 1.2% from 1.3% of sales. Total operating expenses, as a percentage of sales, decreased to 15.6% from 15.7% in the comparable period last year.


                                        2002                  2003
                                        ----                  ----
INTEREST INCOME                       $ 25,000              $ 9,000
---------------
INTEREST EXPENSE                     $ 638,000             $ 472,000
----------------
                                   ------------------ ---------------------
NET INTEREST EXPENSE                 $ 613,000             $ 463,000
--------------------

                  Net interest expense for the six months ended June 30, 2003 decreased approximately $150,000 versus the second quarter last year, due primarily to a reduction in the Company's total debt as well as lower interest rates.


                                     2002                  2003
                                     ----                  ----
OTHER INCOME (EXPENSE)            $ 124,000             $ (1,000)
----------------------

                  Other expense for the six months ended June 30, 2003 increased $125,000 from the same period in 2002, due primarily to the discontinuance of $330,000 of income Diodes-FabTech was receiving from an external company's use of their testing facilities, as well as the absence of a $120,000 high technology grant that was received by Diodes-China in the second quarter of 2002, partly offset by the absence of foreign currency losses and a $107,000 gain on the sale of equipment in the first quarter of 2003.


                                      2002                  2003
                                      ----                  ----
INCOME TAX BENEFIT (PROVISION)    $ (178,000)          $ (1,268,000)
------------------------------

                  Income taxes for the first six months of 2003 increased $1.1 million from the same period last year, due primarily to higher earnings at the North America operations at higher effective tax rates. Included in the tax provision for the six months ended June 30, 2003 is $420,000 in deferred taxes recorded for a portion of the 2003 earnings at Diodes-China.

                                       2002                  2003
                                       ----                  ----
MINORITY INTEREST IN JOINT VENTURE  $ 136,000             $ 187,000
----------------------------------

                  Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for the six months ended June 30, 2003 is primarily the result of increased capacity utilization.


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

                  At June 30, 2003 the Company had cash and cash equivalents totaling $7.3 million, equal with that at December 31, 2002. Cash provided by operating activities for the six months ended June 30, 2003 was $6.2 million compared to $9.0 million for the same period in 2002. The primary sources of cash flows from operating activities for the first six months of 2003 were $5.3 million in depreciation and amortization, $4.1 million in net income, and $1.8 million increase in accounts payable. In 2002, the primary sources were a $5.0 million increase in accounts payable, $4.7 million in depreciation and amortization, and a $2.5 million reduction in inventory.

                  The primary use of cash flows from operating activities for the first six months of 2003 was an increase in accounts receivable of $2.9 million and an increase in inventory of $1.4 million, while the primary use of cash flows from operating activities in the same period in 2002 was a $5.4 million increase in accounts receivable. Accounts receivable days were 68 days at June 30, 2003, compared to 70 at December 31, 2002.

                  For the six months ended June 30, 2003, gross accounts receivable increased 12.7% compared to the 10.5% increase in sales. The Company continues to closely monitor its credit terms, while at times providing extended terms, required primarily by Far East customers and major U.S. distributors.

                  The  ratio  of  the  Company's   current   assets  to  current
liabilities was 1.62 at June 30, 2003 and 1.69 at December 31, 2002.

                  Inventories increased to $16.3 million from $14.9 million at December 31, 2002, primarily due to an increase in wafer and raw material inventory at Diodes-China. The Company made a strategic decision to increase inventory to position itself to capture demand for its new products. Inventory turns increased to 6.2 turns at June 30, 2003 from 5.8 turns at December 31, 2002.

                  Cash used by investing activities for the six months ended June 30, 2003 was $7.2 million, compared to $1.8 million during the same period in 2002. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility.

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

                  Cash provided by financing activities was $0.9 million for the six months ended June 30, 2003, as the Company borrowed on its revolving line of credit, primarily to fund capital expenditures and inventory, compared to cash used by financing activities of $8.6 million in the same period of 2002, due primarily to repayments of debt.

                  In February 2003, the Company and its U.S. bank renewed its $7.5 million revolving credit line, extending it for two years, and obtained an additional $2.0 million credit facility to be used for capital expenditure requirements at its wafer fabrication facility. This $2.0 million facility brings the Company's total credit facility to $46.7 million, with the total available and unused credit at June 30, 2003 of $32.4 million.

                  At June 30, 2003, the Company's total bank credit facility of $46.7 million encompasses one major U.S. bank, three banks in Mainland China and four in Taiwan. As of June 30, 2003, the total credit lines were $14.5 million, $25.0 million, and $7.2 million, for the U.S. facility secured by substantially all assets, the unsecured Chinese facilities, and the unsecured Taiwanese facilities, respectively. As of June 30, 2003, the available credit was $5.3 million, $22.0 million, and $5.1 million, for the U.S. facility, the Chinese facilities, and the Taiwanese facilities, respectively. In 2002, the Company paid down its total credit facilities by $14.6 million, from $36.0 million to $21.4 million, and at June 30, 2003 total debt (including the LSC note) was $21.7 million due to the increase in the short-term borrowings.

                  The credit agreements have certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreements, and prohibit the payment of dividends. The Company was in compliance with its covenants as of June 30, 2003.

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

                  Total working capital increased approximately 3.5% to $21.6 million as of June 30, 2003, from $20.8 million as of December 31, 2002. The Company believes that such working capital position will be sufficient for foreseeable operations and growth opportunities. The Company's total debt to equity ratio decreased to 0.78 at June 30, 2003, from 0.82 at December 31, 2002. It is anticipated that this ratio may increase should the Company use its credit facilities to fund additional inventory sourcing opportunities.

                  The Company has no material plans or commitments for capital expenditures other than in connection with manufacturing expansion at Diodes-China and Diodes-FabTech equipment requirements. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share. As of June 30, 2003, based upon plans for new product introductions, product mixes, capacity restraints on certain product lines and equipment upgrades, the Company expects that year 2003 capital expenditures will be in the $12 to $14 million range as the Company approaches higher capacity utilizations and brings new products into production.

                  Inflation did not have a material effect on net sales or net income in the first six months of 2003. A significant increase in inflation could affect future performance.


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

                  INTEREST RATE RISK. The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company's cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At June 30, 2003 the interest rate swap agreement applies to $3.5 million of the Company's long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

                  POLITICAL RISK. The Company has a significant portion of its assets in Mainland China and Taiwan. The possibility of political conflict between the two countries or with the United States could have an adverse impact upon the Company's ability to transact business through these important business segments and to generate profits. See "Risk Factors - Foreign Operations."

ITEM 4.  CONTROLS AND PROCEDURES

                  The Company's Chief Executive Officer, C.H. Chen, and Chief Financial Officer, Carl Wertz, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the

Company's disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

                  Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

                  There was no change in the Company's internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  The  Company  received  a claim  from one of its  former  U.S.
landlords, regarding potential groundwater contamination at a site in which the Company engaged in manufacturing from 1967 to 1973, alleging that the Company may have some responsibility for cleanup costs. The Company anticipates that the ultimate outcome of this matter will not have a material effect on its financial condition.

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

         DEFERRED TAXES
                  As of June 30, 2003, accumulated and undistributed earnings of Diodes-China are approximately $29.9 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considered this investment to be permanent, and had no plans or obligations to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the 2002 earnings of Diodes-China, and had accrued $0.9 million at December 31, 2002. In 2003, the Company continued to record deferred taxes on a portion of the 2003 estimated earnings of Diodes-China, recording $0.4 million in deferred taxes during the first six months of 2003.

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

         INTEREST RATE RISK
                  The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company's cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At June 30, 2003 the interest rate swap agreement applies to $3.5 million of the Company's long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company submitted to a vote of its security holders at an annual meeting of shareholders on June 2, 2003, the election of members of the Board of Directors. The directors were each elected to serve until the 2004 annual meeting or until their successors are elected and have qualified. The results of the tabulation for each nominee for director of the Company is as follows:

C.H. Chen,                      For:                       7,716,465
Director                        Withheld:                    482,422

Michael R. Giordano,            For:                       7,674,985
Director                        Withheld:                    523,902

Keh-Shew Lu,                    For:                       7,722,891
Director                        Withheld:                    475,996

M.K. Lu,                        For:                       7,852,743
Director                        Withheld:                    346,144

Shing Mao,                      For:                       8,162,218
Director                        Withheld:                     36,669

Raymond Soong,                  For:                       8,163,968
Director                        Withheld:                     34,919

John M. Stich,                  For:                       7,573,065
Director                        Withheld:                    625,822


                  The Company also submitted to a vote of its security holders at an annual meeting of shareholders on June 2, 2003, the appointment of Moss Adams LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2003. The result of the tabulation was 8,188,148 shares voted in favor of the proposal, 3,195 shares voted against, and 7,544 abstained from voting on the proposal. No broker non-votes with respect to this proposal were received.

         ITEM 5.  OTHER INFORMATION

                  The proxy materials for the 2003 annual meeting of stockholders held on June 2, 2003 were mailed to stockholders of the Company on April 29, 2003. Under certain circumstances, stockholders are entitled to present proposals at stockholder meetings. Any such proposal to be included in the proxy statement for the 2004 annual meeting of stockholders must be received at the Company's executive offices at 3050 East Hillcrest Drive, Westlake Village, California, 91362, addressed to the attention of the Corporate Secretary by December 30, 2003 in a form that complies with applicable regulations. The Securities and Exchange Commission's rule in the event a stockholder proposal is not submitted to the Company prior to March 15, 2004, the proxies solicited by the Board of Directors for the 2004 annual meeting of stockholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2004 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  (a) Exhibits

               Exhibit 11       Computation of Earnings Per Share

               Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32       Certification Pursuant to 18 U.S.C.
                                 1350 Adopted Pursuant to Section
                                 906 of the Sarbanes-Oxley Act of 2002

                  (b) Reports on Form 8-K

                           None.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DIODES INCORPORATED (Registrant)

By:  /s/ Carl C. Wertz                                           August 12, 2003
----------------------------------------------------
CARL C. WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)

                       INDEX TO EXHIBITS


Exhibit 11        Computation of Earnings Per Share

Exhibit 31.1      Certification Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

Exhibit 31.2      Certification Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

Exhibit 32        Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002