Form 10-Q
period 2003-09-30
DIODES INC /DEL/
filed 2003-11-17
CIK 29002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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

The number of shares of the registrant's Common Stock, $0.66 2/3 par value, outstanding as of November 12, 2003 was 9,745,940, including 1,075,672 shares of treasury stock.



                         PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS

                                                                              December 31,           September 30,
                                                                                  2002                    2003
                                                                           -------------------     -------------------
                                                                                                      (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                  $   7,284,000           $   9,783,000
     Accounts receivable
         Customers                                                                 19,387,000              24,150,000
         Related parties                                                            3,138,000               3,906,000
                                                                           -------------------     -------------------
                                                                                   22,525,000              28,056,000
         Less:  Allowance for doubtful receivables                                    353,000                 330,000
                                                                           -------------------     -------------------
                                                                                   22,172,000              27,726,000

     Inventories                                                                   14,916,000              15,270,000
     Deferred income taxes, current                                                 4,338,000               4,342,000
     Prepaid expenses, income taxes and other current assets                        2,228,000               2,460,000
                                                                           -------------------     -------------------

                  Total current assets                                             50,938,000              59,581,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization                                   44,693,000              47,504,000

DEFERRED INCOME TAXES, non-current                                                  3,205,000               2,280,000

OTHER ASSETS
     Goodwill                                                                       5,090,000               5,090,000
     Other                                                                          1,084,000               1,287,000
                                                                           -------------------     -------------------

TOTAL ASSETS                                                                    $ 105,010,000           $ 115,742,000
                                                                           ===================     ===================

                 The accompanying notes are an integral part of
                          these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                December 31,           September 30,
                                                                                    2002                   2003
                                                                              ------------------     ------------------
                                                                                                        (Unaudited)
CURRENT LIABILITIES
     Line of credit                                                               $   3,025,000          $   7,419,000
     Accounts payable
         Trade                                                                        9,039,000             10,420,000
         Related parties                                                              3,361,000              3,706,000
     Accrued liabilities                                                              8,693,000              9,498,000
     Current portion of long-term debt
         Related party                                                                2,500,000              2,500,000
         Other                                                                        3,333,000              3,333,000
     Current portion of capital lease obligations                                       157,000                160,000
                                                                              ------------------     ------------------
                  Total current liabilities                                          30,108,000             37,036,000

LONG-TERM DEBT, net of current portion
         Related party                                                                6,250,000              4,375,000
         Other                                                                        6,333,000              3,833,000

CAPITAL LEASE OBLIGATIONS, net of current portion                                     2,495,000              2,370,000

MINORITY INTEREST IN JOINT VENTURE                                                    2,145,000              2,431,000

STOCKHOLDERS' EQUITY
     Class A convertible preferred stock - par value $1.00 per share;  1,000,000 shares authorized;
         no shares issued and outstanding                                                    --                     --
     Common stock - par value $0.66 2/3 per share;
         30,000,000 shares authorized; 9,292,764 and 9,644,261
         shares issued at December 31, 2002
         and September 30, 2003, respectively                                         6,195,000              6,428,000
     Additional paid-in capital                                                       8,060,000              8,928,000
     Retained earnings                                                               45,684,000             52,342,000
                                                                              ------------------     ------------------
                                                                                     59,939,000             67,698,000
     Less:
         Treasury stock - 1,075,672 shares of common stock, at cost                   1,782,000              1,782,000
         Accumulated other comprehensive loss                                           478,000                219,000
                                                                              ------------------     ------------------
                                                                                      2,260,000              2,001,000

                  Total stockholders' equity                                         57,679,000             65,697,000
                                                                              ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 105,010,000          $ 115,742,000
                                                                              ==================     ==================


                 The accompanying notes are an integral part of
                          these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


                                                            Three Months Ended                              Nine Months Ended
                                                               September 30,                                  September 30,
                                                          2002               2003                    2002                  2003
Net sales                                            $  30,287,000     $  34,941,000            $   87,157,000       $   97,785,000
Cost of goods sold                                      22,420,000        25,779,000                67,807,000           72,816,000
                                                 -----------------  ------------------      ------------------   ------------------
     Gross profit                                        7,867,000         9,162,000                19,350,000           24,969,000

Selling, general and administrative
 expenses                                                4,291,000         5,089,000                12,395,000           14,097,000
Research and development expenses                          459,000           612,000                 1,231,000            1,358,000
Loss on sale and impairment of fixed assets                 56,000           300,000                    94,000              244,000
                                                 -----------------  ------------------      ------------------   ------------------
     Total operating expenses                            4,806,000         6,001,000                13,720,000           15,699,000

     Operating income                                    3,061,000         3,161,000                 5,630,000            9,270,000

Other income (expense)
     Interest expense, net                                (281,000)         (209,000)                 (895,000)            (672,000)
     Other                                                (159,000)          126,000                   (28,000)              29,000
                                                 -----------------  ------------------      ------------------   ------------------
                                                          (440,000)          (83,000)                 (923,000)            (643,000)

Income from operations before income taxes and
 minority interest                                       2,621,000         3,078,000                 4,707,000            8,627,000
Income tax provision                                      (771,000)         (416,000)                 (949,000)          (1,684,000)
                                                 -----------------  ------------------      ------------------   ------------------
Income from operations before minority interest          1,850,000         2,662,000                 3,758,000            6,943,000

Minority interest in joint venture earnings                (83,000)          (99,000)                 (219,000)            (285,000)
                                                 -----------------  ------------------      ------------------   ------------------
Net income                                           $   1,767,000     $   2,563,000            $    3,539,000       $    6,658,000
                                                 =================  ==================      ==================   ==================
Earnings per share
     Basic                                           $        0.22     $        0.30            $         0.43       $         0.79
     Diluted                                         $        0.20     $        0.26            $         0.40       $         0.70
                                                 =================  ==================      ==================   ==================
Weighted average shares outstanding
     Basic                                               8,190,887         8,542,328                 8,177,506            8,436,987
     Diluted                                             8,862,272         9,697,504                 8,834,311            9,502,471
                                                 =================  ==================      ==================   ==================

                 The accompanying notes are an integral part of
                          these financial statements.

                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                       ---------------------------------------
                                                                                             2002                 2003
                                                                                       -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                          $  3,539,000         $  6,658,000
     Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                                                      6,943,000            8,133,000
         Reserve for fixed assets                                                                  --              300,000
         Minority interest earnings                                                           219,000              285,000
         Loss (gain) on sale of property, plant and equipment                                  95,000              (46,000)
     Changes in operating assets:
         Accounts receivable                                                               (5,463,000)          (5,554,000)
         Inventories                                                                          949,000             (354,000)
         Prepaid expenses, taxes and other assets                                            (722,000)             485,000
     Changes in operating liabilities:
         Accounts payable                                                                   3,655,000            1,726,000
         Accrued liabilities                                                                2,720,000              805,000
                                                                                       -----------------    ------------------
              Net cash provided by operating activities                                    11,935,000           12,438,000
                                                                                       -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                                             (2,645,000)         (11,653,000)
     Proceeds from sale of property, plant and equipment                                           --              457,000
                                                                                       -----------------    ------------------
              Net cash used by investing activities                                        (2,645,000)         (11,196,000)
                                                                                       -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on (repayments of) line of credit, net                                       (4,629,000)           4,394,000
     Proceeds from the issuance of common stock                                               293,000            1,101,000
     Repayments of long-term obligations                                                   (7,564,000)          (4,375,000)
     Repayments of capital lease obligations                                                       --             (122,000)
     Other                                                                                    (14,000)                  --
     Management incentive reimbursement from LSC                                              375,000                   --
                                                                                       -----------------    ------------------
              Net cash provided (used) by financing activities                            (11,539,000)             998,000
                                                                                       -----------------    ------------------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                                                188,000              259,000

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                (2,061,000)           2,499,000

CASH AT BEGINNING OF PERIOD                                                                 8,103,000            7,284,000
                                                                                       -----------------    ------------------

CASH AT END OF PERIOD                                                                    $  6,042,000         $  9,783,000
                                                                                       =================    ==================

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION  Cash paid during the period for:
        Interest                                                                         $    895,000         $    672,000
                                                                                       =================    ==================
        Income taxes                                                                     $         --         $    777,000
                                                                                       =================    ==================
NON-CASH INVESTING ACTIVITIES
     Building acquired through capital lease obligation                                  $  2,785,000         $         --
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

                      DIODES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - Basis of Presentation

                  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The consolidated financial data at December 31, 2002 is derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

NOTE B - Recently Issued Accounting Pronouncements

                  In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150 ("Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"). SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability because that financial instrument embodies an obligation of an issuer. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Management believes the adoption of SAFS No. 150 will not have a material impact on the financial statements.

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

                  The effect of the $205,000 gain in intercompany translation adjustments and $54,000 gain related to the interest rate swap agreement results in a change in accumulated other comprehensive loss (income) of ($259,000) for the nine months ended September 30, 2003, and is reflected on the balance sheet as a separate component of shareholders' equity. There were no other components of other comprehensive loss (income) for the nine months ended September 30, 2003.

NOTE D - Inventories

                  Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

                             December 31,         September 30,
                                 2002                 2003
                             ----------------     ----------------
Finished goods                 $ 9,853,000          $ 9,380,000
Work-in-progress                 1,522,000            1,845,000
Raw materials                    5,488,000            6,141,000
                           ----------------     ----------------
                                16,863,000           17,366,000
Less:  Reserves                (1,947,000)          (2,096,000)
                           ----------------     ----------------
Net inventory                 $ 14,916,000         $ 15,270,000
                           ================     ================

NOTE E - Income Taxes

                  The Company accounts for income taxes using an asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the tax effect of differences between the financial statement and tax basis of assets and liabilities. Accordingly, as of September 30, 2003, the Company has recorded a net deferred tax asset of $6.6 million resulting from net operating loss carryforwards, foreign tax credits, and temporary differences in bases of assets and liabilities. The temporary differences in bases of assets and liabilities are not currently deductible for income tax purposes.

                  In accordance with the current taxation policies of the People's Republic of China ("PRC"), Diodes-China was granted preferential tax treatment for the years ended December 31, 1999 through 2003. Earnings were subject to 0% tax rates in 1999 and 2000. Earnings in 2001, 2002 and 2003 are subject to tax of 12% (one half the normal central government tax rate), and at normal rates thereafter. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2001, 2002 and for the first nine months of 2003.

                  Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations.

                  Earnings of Diodes-Hong Kong are currently subject to 16% tax for profit on local sales and 0% tax for profit on export sales. These tax rates are valid provided the vendor is located outside Hong Kong.

                  As  of  September  30,  2003,  accumulated  and  undistributed earnings of Diodes-China are approximately $29.9 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considered this investment to be permanent, and had no plans or obligations to distribute all or part of that amount from China to the United States. Beginning in April 2002, based upon a decision to make a cash distribution from Diodes-China to the United States in the near future, the Company began to record deferred taxes on a portion of the 2002 earnings of Diodes-China, and had accrued $0.9 million at December 31, 2002. In 2003, the Company continued to record deferred taxes on a portion of the 2003 estimated earnings of Diodes-China, recording $0.6 million in deferred taxes during the first nine months of 2003.

                  The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China and Diodes-Hong Kong to the extent such earnings may be appropriated for distribution to the Company's corporate office in North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company's North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company's foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.


NOTE F - Stock Based Compensation and Stock Options

                  The Company has a stock-based employee compensation plan, which is described more fully in Note 10 of the Company's audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ("Accounting for Stock Issued to Employees"), and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant. During the first nine months of 2003, the Company issued 335,300 stock options to directors, officers and key employees at an average exercise price of $19.54.

                  The following  table  illustrates  the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, ("Accounting for Stock Based Compensation"), to stock based employee compensation.

                                       For the three months ended September 30 (in 000's except per share data),
                                      ---------------------------------- ------------------------------------------
                                                      Amounts Per Share                           Amounts Per Share
                                      ---------------------------------- ------------------------------------------
                                            2002     Basic      Diluted              2003      Basic        Diluted
                                      ----------- --------- ------------ ----------------- ---------- --------------
Net income                               $ 1,767     $0.22        $0.20           $ 2,563      $0.30          $0.26
Additional compensation for fair
   value of stock options,
   net of tax effect                        (168)    (0.02)       (0.02)             (208)     (0.02)         (0.02)
                                      ----------- --------- ------------ ----------------- ---------- --------------
Proforma net income                      $ 1,599     $0.20        $0.18           $ 2,355      $0.28          $0.24
                                      =========== ========= ============ ================= ========== ==============

                                        For the nine months ended September 30 (in 000's except per share data),
                                      ---------------------------------- ------------------------------------------
                                                      Amounts Per Share                           Amounts Per Share
                                      ---------------------------------- ------------------------------------------
                                            2002     Basic      Diluted              2003      Basic        Diluted
                                      ----------- --------- ------------ ----------------- ---------- --------------
Net income                               $ 3,539     $0.43        $0.40           $ 6,658      $0.79          $0.70
Additional compensation for fair
   value of stock options,
   net of tax effect                        (502)    (0.06)       (0.06)             (326)     (0.04)         (0.03)
                                      ----------- --------- ------------ ----------------- ---------- --------------
Proforma net income                      $ 3,038     $0.37        $0.34           $ 6,332      $0.75          $0.67
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

                  The Company's operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Diodes-China located in Shanghai, China; and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which account for approximately 2% of total sales for the nine months ended September 30, 2003, are consolidated into the domestic (North America) operations.

                  The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

                                                                                        Consolidated
       Three Months Ended                Far East             North America               Segments
                                      ----------------    -----------------------    --------------------
       September 30, 2003
Total sales                           $  31,672,000          $   17,879,000             $   49,551,000
Inter-company sales                     (12,254,000)             (2,356,000)               (14,610,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  19,418,000          $   15,523,000             $   34,941,000

Assets                                $  74,583,000          $   41,159,000             $  115,742,000
Property, plant and equipment         $  34,661,000          $   12,843,000             $   47,504,000
                                      ================    =======================    ====================

                                                                                        Consolidated
       Three Months Ended                Far East             North America               Segments
                                      ----------------    -----------------------    --------------------
       September 30, 2002
Total sales                           $  23,056,000          $   18,833,000             $   41,889,000
Inter-company sales                     (10,052,000)             (1,550,000)               (11,602,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  13,004,000          $   17,283,000             $   30,287,000

Assets                                $  57,686,000          $   47,039,000             $  104,725,000
Property, plant and equipment         $  30,790,000          $   12,427,000             $   43,217,000
                                      ================    =======================    ====================

                                                                                        Consolidated
       Nine Months Ended                 Far East             North America               Segments
                                      ----------------    -----------------------    --------------------
        September 30, 2003
Total sales                           $  87,180,000          $   52,188,000             $  139,368,000
Inter-company sales                     (33,481,000)             (8,102,000)               (41,583,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $   53,699,000         $   44,086,000             $   97,785,000

Assets                                $  74,583,000          $   41,159,000             $  115,742,000
Property, plant and equipment         $  34,661,000          $   12,843,000             $   47,504,000
                                      ================    =======================    ====================

                                                                                        Consolidated
       Nine Months Ended                 Far East             North America               Segments
                                      ----------------    -----------------------    --------------------
        September 30, 2002
Total sales                           $  69,049,000          $   51,098,000             $  120,147,000
Inter-company sales                     (29,724,000)             (3,266,000)               (32,990,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  39,325,000          $   47,832,000             $   87,157,000

Assets                                $  57,686,000          $   47,039,000             $  104,725,000
Property, plant and equipment         $  30,790,000          $   12,427,000             $   43,217,000
                                      ================    =======================    ====================

NOTE H - Reclassifications

     Certain 2002 and 2003 amounts as well as quarterly financial data presented in the accompanying financial statements have been reclassified to conform with 2003 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

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


         Sales, Marketing and Distribution

                  The Company sells its products through its own internal and regional sales departments, as well as through representatives and distributors. The Company's sales team, aided by the sales force of approximately 30 independent sales representatives located throughout North America, Asia, and most recently Europe, supplies approximately 230 OEM accounts. In 2002, OEM customers accounted for approximately 69% of the Company's sales (72% in the third quarter of 2003), compared to approximately 66% in 2001. The increase was primarily due to wafer sales at Diodes-FabTech. OEM customers range from small, privately held electronics companies to Fortune 500 companies.

                  The Company's major OEM customers include industry leaders such as: Intel Corporation, Cisco Systems Incorporated, Sony Corporation, Nortel Networks Corporation, Delphi Automotive, Bose Corporation, Scientific Atlanta Incorporated, Samsung Electronics, Asustek Computer, Inc., Quanta and LG Electronics, Inc. The Company further supplies approximately 50 distributors (28% in the third quarter of 2003 and 31% of 2002 sales), who collectively sell to approximately 10,000 customers on the Company's behalf. The Company's worldwide distribution network includes Arrow Electronics, Inc., Avnet, Inc., Digi-Key Corporation, Future Electronics Ltd., Jaco Electronics, Inc., Reptron Electronics, Inc., and All American Semiconductor, Inc., among others. The Company is not dependent on any one customer to support its level of sales. For the fiscal year ended December 31, 2002, not one OEM customer accounted for more than 14% (11% in the third quarter of 2003) of the Company's sales, while the largest distributor accounted for 4% of sales. The twenty largest customers accounted, in total, for approximately 61% (59% in the third quarter of 2003) of the Company's sales in 2002, compared to 55% in 2001.

                  The Company's products are sold primarily in North America, the Far East, and Europe, both directly to end-users and through electronic component distributors. In the third quarter of 2003, approximately 42%, 56%, and 2% of the Company's products were sold in North America, the Far East, and Europe, respectively, compared to approximately 56%, 43%, and 1% in the third quarter of 2002, and compared to 55%, 45%, and 0% for the year 2001, respectively. An increase in the percentage of sales in the Far East is expected as the Company significantly increased its sales presence there and believes there is greater potential to increase market share in that region due to the expanding base of electronic product manufacturers. In addition, in the third quarter of 2003, we continued to secure new product design wins and new products sales grew to 13.3% of sales from 6.7% a year ago.


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

                  In the third quarter of 2003, the Company sold silicon wafers to LSC totaling 11.7% (13.7% in 2002) of the Company's sales, making LSC the Company's largest customer. Also for the third quarter of 2003, 18.2% (17.9% in 2002) of the Company's sales were from discrete semiconductor products purchased from LSC, making LSC the Company's largest outside vendor. A long-standing sales agreement exists where the Company is the exclusive North American distributor for certain LSC product lines. In addition, the Company leases warehouse space from LSC for its operations in Hong Kong. All such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.


                  In December 2000, the Company acquired the wafer foundry, FabTech, Inc., from LSC. As part of the purchase price, at September 30, 2003, LSC holds a subordinated, interest-bearing note for approximately $6.9 million. In May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and therefore, payments of approximately $208,000 plus interest began in July 2002. In connection with the terms of the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, as per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech's management. The agreements provide members of FabTech's management guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech is reimbursed by LSC.


                  In the third quarter of 2003, the Company sold silicon wafers to companies owned by Xing International totaling 0.9% (1.5% in 2002) of the Company's sales. Also for the third quarter of 2003, 4.5% (5.6% in 2002) of the Company's sales were from discrete semiconductor products purchased from companies owned by Xing International. In addition, Diodes-China leases its manufacturing facilities from, subcontracts a portion of its manufacturing process (metal plating and environment protection facilities) to, and pays a consulting fee to Xing International. All such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

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

                  The Company also purchases products for sale to its customers from outside vendors other than the related party vendors mentioned previously. Although the Company believes alternative sources exist for the products of any of its suppliers, the loss of any one of its principal suppliers or the loss of several suppliers in a short period of time could have a materially adverse effect on the Company until an alternate source is located and has commenced providing such products or raw materials.


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

Critical Accounting Policies and Estimates

                  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes, among others. Our estimates are based upon historical experiences, market trends and financial forecasts and projections, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

                  The Company's significant accounting policies are described in
Note 1 to the financial statements included in Item 14 of the Annual Report on Form 10-K, filed with the SEC for the year ended December 31, 2002.

               We  believe  the  following  critical   accounting  policies  and
estimates, among others, affect the significant estimates and judgments we use in the preparation of our consolidated condensed financial statements:

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

         Allowance for Doubtful Accounts

                  Management evaluates the collectibility of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer's inability to meet its financial obligations to us, we record an allowance to reduce the receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect to bad debt expense.

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


    Results of Operations for the Three Months Ended September 30, 2002 and 2003

                  The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                                            Percentage Dollar
                                                            Percent of Net Sales                 Increase
                                                      Three Months Ended September 30,          (Decrease)
                                                   --------------------------------------------------------------
                                                          2002               2003                `02 to `03
                                                   ----------------  -------------------------------------------
Net sales                                                 100.0 %           100.0 %                  15.4 %

Cost of goods sold                                        (74.0)            (73.8)                   15.0
                                                   ----------------  -------------------------------------------
Gross profit                                               26.0              26.2                    16.5

Operating expenses                                        (15.9)            (17.2)                   24.9
                                                   ----------------  -------------------------------------------
Operating income                                           10.1               9.0                     3.3

Interest expense, net                                      (0.9)             (0.6)                  (25.6)

Other income                                               (0.5)              0.4                   179.2
                                                   ----------------  -------------------------------------------
Income before taxes and minority interest                   8.7               8.8                    17.4

Income tax benefit (provision)                             (2.6)             (1.2)                  (46.0)
                                                   ----------------  -------------------------------------------
Income before minority interest                             6.1               7.6                    43.9
Minority interest                                          (0.3)             (0.3)                   19.3
                                                   ----------------  -------------------------------------------
Net income                                                  5.8               7.3                    45.0
                                                   ================  ===========================================

                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                             2002                  2003
                                             ----                  ----
Net Sales                                $  30,287,000         $  34,941,000
---------

                  Net sales increased approximately $4.7 million, or 15.4%, for the three months ended September 30, 2003, compared to the same period last year, due primarily to an approximately 23% increase in units sold as a result of increased demand, primarily in the Far East. The Company's average selling prices ("ASP") for discrete devices were essentially the same for the third quarter of 2002, and decreased 1% from the second quarter of 2003.

                  ASP's for wafer products decreased approximately 33% from the same period last year, and decreased 14% from the second quarter of 2003, due primarily to product mix changes as a result of increased capacity. Production line re-engineering targeted at yield improvement and efficiency gains resulted in additional capacity of approximately 20% compared to last year.

                                              2002                  2003
                                              ----                  ----
Cost of Goods Sold                        $ 22,420,000          $ 25,779,000
------------------
Gross Profit                              $ 7,867,000           $ 9,162,000
------------
Gross Profit Margin Percentage               26.0%                 26.2%
------------------------------

                  Cost of goods sold increased approximately $3.4 million, or 15.0%, for the three months ended September 30, 2003 compared to the year ago period. As a percent of sales, cost of goods sold decreased from 74.0% for the three months ended September 30, 2002 to 73.8% for the three months ended September 30, 2003. Gross profit increased approximately $1.3 million, or 16.5%, for the three months ended September 30, 2003 compared to the year ago period. Of the $1.3 million increase, approximately $1.2 million was due to the 15.4% increase in sales, while $0.1 million was due to the increase in gross margin percentage from 26.0% to 26.2%. Gross margin percentage increased from 25.0% in the second quarter of 2003. The higher gross margin percentage was due primarily to sales of higher margin products, partially offset by pricing pressures on the companies commodity and wafer products. For the third quarter of 2003, Diodes-China's average capacity utilization was above 90%, compared to 88% in the third quarter of 2002, while Diodes-FabTech was at approximately 80%, equivalent to the third quarter of 2002. Due to increased capital expenditures and production line re-engineering, Diodes-FabTech's capacity was increased by approximately 15% in the third quarter of 2003. Capacity at Diodes-China was increased by approximately 10% in the current quarter, due primarily to capital expenditures.


                                                  2002                  2003
                                                  ----                  ----
Total Operating Expenses                      $ 4,806,000           $ 6,001,000
------------------------

                  Operating expenses, which include selling, general, administrative expenses ("SG&A"), research and development expenses ("R&D"), and loss on sale and impairment of fixed assets, for the three months ended September 30, 2003 increased approximately $1.2 million, or 24.9%, compared to the same period last year, due primarily to (i) a $300,000 reserve at Diodes-FabTech for excess equipment due to production line re-engineering, (ii) a 33.3% increase in R&D primarily at Diodes-FabTech, and (iii) higher sales commissions and incentives, marketing expenses, as well as expenses associated with Sarbanes-Oxley Act compliance, including an internal audit function.

                  The Company's goal is to increase its R&D expenditures, both in absolute dollars and as a percentage of sales, as part of its strategy to develop more proprietary products aimed at improving gross margins. SG&A, as a percentage of sales, increased from 14.2% to 14.6% in the comparable period last year, while R&D increased from 1.5% to 1.8% of sales. Total operating expenses, as a percentage of sales, increased to 17.2% from 15.9% in the comparable period last year.


                                                2002                  2003
                                                ----                  ----
Net Interest Expense                         $ 281,000             $ 209,000
--------------------

                  Net interest expense for the three months ended September 30, 2003 decreased approximately $72,000, or 25.6% versus the third quarter last year, due primarily to a reduction in the Company's total debt as well as lower interest rates. The Company's interest expense is primarily the result of the Company's borrowings to finance the FabTech acquisition, as well as the investment and expansion in the Diodes-China manufacturing facility.


                                                 2002                  2003
                                                 ----                  ----
Other Income (expense)                       $ (159,000)            $ 126,000
----------------------

                  Other income for the three months ended September 30, 2003 increased $285,000 from the third quarter of 2002, due primarily to the receipt of a $250,000 high-technology grant at Diodes-China, partially offset by currency losses, primarily in Taiwan.


                                                   2002                  2003
                                                   ----                  ----
Income Tax Provision                            $ 771,000             $ 416,000
--------------------

                  Income taxes for the third quarter were at a rate of 13.5% compared to 22.4% in the second quarter of 2003 and 29.4% in the year-ago-quarter as more profit was earned by the Company's Far East subsidiaries in lower tax jurisdictions. The Company is benefiting from its Diodes-Hong Kong subsidiary, established last year, not only due to its lower tax rates, but also as another entry point into the Asia market. Included in the tax provision for the three months ended September 30, 2003 is $210,000 in deferred taxes recorded for a portion of the 2003 earnings at Diodes-China.



                                                 2002                  2003
                                                 ----                  ----
Minority Interest in Joint Venture             $ 83,000              $ 99,000
----------------------------------

                  Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for the three months ended September 30, 2003 is primarily the result of increased capacity utilization, as well as demand induced product mix changes. The joint venture investment is eliminated in consolidation of the Company's financial statements, and the activities of Diodes-China are included therein. As of September 30, 2003, the Company had a 95% controlling interest in the joint venture.


     Results of Operations for the Nine Months Ended September 30, 2002 and 2003

                  The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.


                                                           Percent of Net Sales             Percentage Dollar
                                                      Nine Months Ended September 30,      Increase (Decrease)
                                                   ---------------------------------------------------------------
                                                          2002              2003                   `02 to `03
                                                   ----------------  --------------------    --------------------
Net sales                                                 100.0 %           100.0 %                    12.2 %

Cost of goods sold                                        (77.8)            (74.5)                      7.4
                                                   ----------------  --------------------    --------------------
Gross profit                                               22.2              25.5                      29.0

Operating expenses                                        (15.7)            (16.0)                     14.4
                                                   ----------------  --------------------    --------------------
Operating income                                            6.5               9.5                      64.7

Interest expense, net                                      (1.0)             (0.7)                    (24.9)
Other income                                               (0.1)             (0.0)                    203.6
                                                   ----------------  --------------------    --------------------
Income before taxes and minority interest                   5.4               8.8                      83.3
Income tax benefit (provision)                             (1.1)             (1.7)                     77.4
                                                   ----------------  --------------------    --------------------
Income before minority interest                             4.3               7.1                      84.8
Minority interest                                          (0.2)             (0.3)                     30.1
                                                   ----------------  --------------------    --------------------
Net income                                                  4.1               6.8                      88.1
                                                   ================  ====================    ====================

                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                                 2002                  2003
                                                 ----                  ----
Net Sales                                    $  87,157,000         $  97,785,000
---------

                  Net sales increased approximately $10.6 million, or 12.2%, for the nine months ended September 30, 2003, compared to the same period last year, due primarily to a 15.5% increase in units sold as a result of increased demand, primarily in the Far East. The Company's ASP for discrete devices increased approximately 1.9% from the same nine-month period last year. ASP's for wafer products decreased 9.8% from the same period last year.


                                              2002                  2003
                                              ----                  ----
Cost of Goods Sold                        $ 67,807,000          $ 72,816,000
------------------
Gross Profit                              $ 19,350,000          $ 24,969,000
------------
Gross Profit Margin Percentage               22.2%                 25.5%
------------------------------

                  Cost of goods sold increased approximately $5.0 million, or 7.4%, for the nine months ended September 30, 2003 compared to the year ago period. As a percent of sales, cost of goods sold decreased from 77.8% for the nine months ended September 30, 2002 to 74.5% for the nine months ended September 30, 2003 due primarily to higher factory utilizations, increased efficiencies, lower manufacturing costs, and sales of higher margin products, partly offset by pricing pressures of commodity and wafer products. Gross profit increased approximately $5.6 million, or 29.0%, for the nine months ended
September 30, 2003 compared to the year ago period. Of the $5.6 million increase, approximately $2.4 million was due to the 12.2% increase in sales, while $3.3 million was due to the increase in gross margin percentage from 22.2% to 25.5%.


                                                 2002                  2003
                                                 ----                  ----
Total Operating Expenses                     $ 13,720,000          $ 15,699,000
------------------------

                  Operating expenses, which include SG&A, R&D, and loss on sale and impairment of fixed assets for the nine months ended September 30, 2003 increased approximately $2.0 million, or 14.4%, compared to the same period last year, due primarily to (i) a $300,000 reserve at Diodes-FabTech for excess equipment due to production line re-engineering, (ii) a 10.3% increase in R&D primarily at Diodes-FabTech, and (iii) higher sales commissions and incentives, as well as expenses associated with Sarbanes-Oxley Act compliance, including an internal audit function. SG&A, as a percentage of sales, increased from 14.2% to 14.4% in the comparable period last year, while R&D remained at 1.4% of sales. Total operating expenses, as a percentage of sales, increased to 16.1% from 15.7% in the comparable period last year.


                                                2002                  2003
                                                ----                  ----
Net Interest Expense                         $ 895,000             $ 672,000
--------------------

                  Net interest expense for the nine months ended September 30, 2003 decreased approximately $223,000 versus the same period last year, due primarily to a reduction in the Company's total debt as well as lower interest rates.


                                                  2002                  2003
                                                  ----                  ----
Other Income (expense)                         $ (28,000)             $ 29,000
----------------------

                  Other income for the nine months ended September 30, 2003 increased $57,000 from the same period in 2002, due primarily to the receipt of a $250,000 high-technology grant at Diodes-China, partially offset by currency losses, primarily in Taiwan.


                                                   2002                  2003
                                                   ----                  ----
Income Tax Provision                            $ 949,000            $ 1,684,000
--------------------

                  Income taxes for the nine months ended September 30, 2003 were at a rate of 19.5% compared to 20.2% in the same period last year as more profit was earned by the Company's Far East subsidiaries in lower tax jurisdictions. Included in the tax provision for the nine months ended September 30, 2003 is $630,000 in deferred taxes recorded for a portion of the 2003 earnings at Diodes-China.


                                                  2002                  2003
                                                  ----                  ----
Minority Interest in Joint Venture             $ 219,000             $ 285,000
----------------------------------

                  Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for the nine months ended September 30, 2003 is primarily the result of increased capacity utilization, as well as demand induced product mix changes.


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

                  At September 30, 2003 the Company had cash and cash equivalents totaling $9.8 million, increased $2.5 million from December 31, 2002. Cash provided by operating activities for the nine months ended September 30, 2003 was $12.4 million compared to $11.9 million for the same period in 2002. The primary sources of cash flows from operating activities for the nine months of 2003 were $8.1 million in depreciation and amortization, $6.7 million in net income, and $1.7 million increase in accounts payable. In 2002, the primary sources were $6.9 million in depreciation and amortization, $3.7 million increase in accounts payable, and $3.5 million in net income.

                  The primary use of cash flows from operating activities for the nine months of 2003 was an increase in accounts receivable of $5.6 million, while the primary use of cash flows from operating activities in the same period in 2002 was a $5.5 million increase in accounts receivable. Accounts receivable days were 71 days at September 30, 2003, compared to 70 at December 31, 2002.

                  For the nine months ended September 30, 2003, gross accounts receivable increased 24.6% compared to the 12.2% increase in sales. The Company continues to closely monitor its credit terms, while at times providing extended terms, required primarily by Far East customers and major U.S. distributors.

                  The  ratio  of  the  Company's   current   assets  to  current
liabilities was 1.61 at September 30, 2003 and 1.69 at December
31, 2002.

                  Inventories increased to $15.3 million from $14.9 million at December 31, 2002, primarily due to an increase in wafer and raw material inventory at Diodes-China. Inventory turns improved to 6.8 turns at September 30, 2003 from 5.8 turns at December 31, 2002.

                  Cash used by investing activities for the nine months ended September 30, 2003 was $11.1 million, compared to $2.6 million during the same period in 2002. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility, and to a lesser extent, for capacity increases at Diodes-FabTech in 2003.

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

                  Cash provided by financing activities was $1.0 million for the nine months ended September 30, 2003, as the Company borrowed on its revolving line of credit, primarily to fund capital expenditures and inventory, compared to cash used by financing activities of $11.5 million in the same period of 2002, due primarily to repayments of debt.

                  In February 2003, the Company and its U.S. bank renewed its $7.5 million revolving credit line, extending it for two years, and obtained an additional $2.0 million credit facility to be used for capital expenditure requirements at its wafer fabrication facility. This $2.0 million facility brings the Company's total credit facility to $50.2 million, with the total available and unused credit at September 30, 2003 of $31.5 million.

                  At September 30, 2003, the Company's total bank credit facility of $50.2 million encompasses one major U.S. bank, three banks in Mainland China and four in Taiwan. As of September 30, 2003, the total credit lines were $17.8 million, $25.0 million, and $7.4 million, for the U.S. facility secured by substantially all assets, the unsecured Chinese facilities, and the unsecured Taiwanese facilities, respectively. As of September 30, 2003, the available credit was $4.1 million, $22.0 million, and $5.4 million, for the U.S. facility, the Chinese facilities, and the Taiwanese facilities, respectively. In 2002, the Company paid down its total credit facilities by $14.6 million, from $36.0 million to $21.4 million, and at September 30, 2003 total debt (including the LSC note) was $21.5 million due to the increase in the short-term borrowings.

                  The credit agreements have certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreements, and prohibit the payment of dividends. The Company was in compliance with its covenants as of September 30, 2003.

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

                  Total working capital increased approximately 8.2% to $22.5 million as of September 30, 2003, from $20.8 million as of December 31, 2002. The Company believes that such working capital position will be sufficient for foreseeable operations and growth opportunities. The Company's total debt to equity ratio decreased to 0.76 at September 30, 2003, from 0.82 at December 31, 2002.

                  The Company has no material plans or commitments for capital expenditures other than in connection with manufacturing expansion at Diodes-China and Diodes-FabTech equipment requirements. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share. As of September 30, 2003, based upon plans for new product introductions, product mixes, capacity restraints on certain product lines and equipment upgrades, the Company expects that year 2003 capital expenditures will be in the $13 to $14 million range as the Company approaches higher capacity utilizations and brings new products into production.

                  Inflation did not have a material effect on net sales or net income in the first nine months of 2003. A significant increase in inflation could affect future performance.


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

                  Interest Rate Risk. The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company's cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At September 30, 2003 the interest rate swap agreement applies to $2.9 million of the Company's long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

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

         Deferred Taxes
                  As of September 30, 2003, accumulated and undistributed earnings of Diodes-China are approximately $29.9 million. Through March 31, 2002, the Company had not recorded deferred Federal or state tax liabilities (estimated to be $8.9 million) on these cumulative earnings since the Company considered this investment to be permanent, and had no plans or obligations to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the 2002 earnings of Diodes-China, and had accrued $0.9 million at December 31, 2002. In 2003, the Company continued to record deferred taxes on a portion of the 2003 estimated earnings of Diodes-China, recording $0.6 million in deferred taxes during the first nine months of 2003.

                  The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China and Diodes-Hong Kong to the extent such earnings may be appropriated for distribution to the Company's corporate office in North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company's North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company's foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

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

         Interest Rate Risk
                  The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company's cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At September 30, 2003 the interest rate swap agreement applies to $2.9 million of the Company's long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

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



DIODES INCORPORATED (Registrant)



By:  /s/ Carl C. Wertz                                         November 12, 2003
----------------------------------------------------
CARL C. WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)

                       INDEX TO EXHIBITS


Exhibit 11        Computation of Earnings Per Share

Exhibit 31.1      Certification Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

Exhibit 31.2      Certification Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

Exhibit 32        Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                                  Exhibit - 11

                      DIODES INCORPORATED AND SUBSIDIARIES

                        COMPUTATION OF EARNINGS PER SHARE
                                   (Unaudited)

                                                              Three Months Ended                         Nine Months Ended
                                                                September 30,                              September 30,
                                                     -------------------------------------      ------------------------------------
                                                             2002                2003                  2002                 2003
                                                     -----------------    ----------------      ----------------     ---------------
BASIC
  Weighted average number of common
   shares outstanding used in computing
   basic earnings per share                                 8,190,887           8,542,328             8,177,506           8,436,987

     Net income                                           $ 1,767,000         $ 2,563,000           $ 3,539,000         $ 6,658,000
                                                     =================    ================      ================     ===============

Basic earnings per share                                  $      0.22         $      0.30           $      0.43         $      0.79
                                                     =================    ================      ================     ===============

DILUTED
  Weighted average number of common
shares outstanding used in computing
basic earnings per share                                    8,190,887           8,542,328             8,177,506           8,436,987
  Assumed exercise of stock options                           671,385           1,155,176               656,805           1,065,484
                                                     -----------------    ----------------      ----------------     ---------------
                                                            8,862,272           9,697,504             8,834,311           9,502,471

     Net income                                           $ 1,767,000         $ 2,563,000           $ 3,539,000         $ 6,658,000
                                                     =================    ================      ================     ===============

Diluted earnings per share                                $      0.20         $      0.26           $      0.40         $      0.70
                                                     =================    ================      ================     ===============

                                  Exhibit 31.1

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, C.H. Chen, certify that:

1.       I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  Diodes
         Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b)  Any  fraud,  whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ C.H. Chen
C. H. Chen
Chief Executive Officer
Date: November 12, 2003

                                  Exhibit 31.2

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carl C. Wertz, certify that:

1.                I have reviewed this  quarterly  report on Form 10-Q of Diodes
                  Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Carl C. Wertz
Carl C. Wertz
Chief Executive Officer
Date: November 12, 2003

                                   Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. 1350 ADOPTED PURSUANT TO SECTION 906
 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to their knowledge, the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 of Diodes Incorporated (the "Company") fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in such report.


Very truly yours,


/s/ C.H. Chen
C.H. Chen
Chief Executive Officer
Date: November 12, 2003



/s/ Carl C. Wertz
Carl C. Wertz
Chief Financial Officer
Date: November 12, 2003



A signed original of this written statement required by Section 906 has been provided to Diodes Incorporated and will be furnished to the Securities and Exchange Commission or its staff upon request.