Form 10-K
period 2003-12-31
DIODES INC /DEL/
filed 2004-03-15
CIK 29002

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Yes  |X|      No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  |X|      No  |_|

The aggregate market value of the 8,604,936 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $12.85 per share of the Common Stock on the Nasdaq National Market on June 30, 2003, the last business day of the registrant’s most recently completed second quarter, was approximately $110,602,104.

The number of shares of the registrant’s Common Stock outstanding as of March 8, 2004 was 14,727,584 including 1,613,508 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2004 annual meeting of stockholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2003.

PART I

PART I

Item 1.      Business

General

     Diodes Incorporated (the “Company”), a Delaware corporation, manufactures, sells and distributes discrete semiconductors worldwide, primarily to manufacturers in the communications, computing, industrial, consumer electronics and automotive markets, and to distributors of electronic components to end-customers in these markets. The Company’s broad product line includes high-density diode and transistor arrays in ultra-miniature surface-mount packages, as well as silicon wafers used in manufacturing these products. Technologies include high-density diode and transistor arrays in multi-pin surface-mount packages; Powermite®3, high-performance surface-mount packages; performance Schottkys, switching and rectifier diodes; single and dual pre-biased transistors; performance tight tolerance and low current zener diodes; subminiature surface-mount packages; transient voltage suppressors (TVS and TSPD); small signal transistors and MOSFETs; and standard, fast, ultra-fast, and super-fast rectifiers.

     To rapidly respond to the demands of the global marketplace, the Company continues to increase its investment in research and development, expand its product portfolio and closely control product quality and time-to-market. The Company is shifting development priorities toward specialized configurations, such as high-density array devices, and introducing a range of new products that improve the trade-off between size, performance and power consumption for surface-mount packages, such as the Company’s BAT750 Schottky rectifier and SOT-523 product lines. These product lines are designed for battery-powered and handheld applications, such as those used in the computer and communications industries; specifically, wireless devices, notebooks, flat panel displays, digital cameras, mobile handsets, set top boxes, as well as DC to DC conversion and automotive electronic applications.

     In addition to the Company’s corporate headquarters in Westlake Village, California, which provides sales, marketing, engineering, logistics and warehousing functions, the Company’s wholly-owned subsidiary, Diodes Taiwan Corporation, Ltd. (“Diodes-Taiwan”), maintains a sales, engineering and purchasing facility in Taipei, Taiwan. The Company also has a 95% interest in Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China” or “KaiHong”), a manufacturing facility in Shanghai, China, and offices in Shanghai and Shenzhen, China. In March 2002, the Company opened a sales, warehousing and logistics subsidiary in Hong Kong (“Diodes-Hong Kong”). In addition, in December 2000, the Company acquired FabTech Incorporated (“Diodes-FabTech” or “FabTech”), a silicon wafer manufacturer located near Kansas City, Missouri. Offices in Toulouse, France and Hattenheim, Germany support the Company’s European sales expansion.

     Lite-On Semiconductor Corporation (“LSC”), formerly Lite-On Power Semiconductor Corporation (“LPSC”), is the Company’s largest stockholder, holding approximately 35% of the outstanding shares. LSC is a member of The Lite-On Group of companies of the Republic of China. The Lite-On Group, with worldwide sales of approximately $4.5 billion, is a leading manufacturer of power semiconductors, computer peripherals, and communication products. In December 2000, LPSC merged with Dyna Image Corporation of Taipei, Taiwan, the world’s largest contact image sensor (“CIS”) manufacturer. CISs are primarily used in fax machines, scanners and copy machines. C.H. Chen, the Company’s President and Chief Executive Officer, is Vice Chairman of the combined company, which is called LSC. The Company sells product to, and purchases product from, LSC. All such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties (see “Related Parties”).

     The discrete semiconductor industry has historically been subject to severe pricing pressures. At times, although manufacturing costs have decreased, excess manufacturing capacity and over-inventory have caused selling prices to decrease to a greater extent than manufacturing costs. To compete in this highly competitive industry, the Company has committed substantial new resources to the development of proprietary products, the further development and implementation of sales and marketing functions, and the expansion of manufacturing capabilities. Emphasizing its focus on customer service, the Company has added additional sales personnel and programs, primarily in Asia, and most recently in Europe. In order to meet customers’ needs at the design stage of end-product development, the Company also continues to employ additional applications engineers who work directly with customers to assist them in “designing in” the correct products to produce optimum results. Regional sales managers, working closely with manufacturers’ representative firms and distributors, have also been added to help satisfy customers’ requirements. In addition, the Company continues to develop relationships with major distributors who inventory and sell the Company’s products.

End Markets

      The majority of the Company’s products are sold to customers in the consumer electronics, computing and peripherals, industrial, communications, and automotive markets, and to distributors of electronic components to end-

customers in these markets. As of December 31, 2003, the percentages of total revenues from these markets were 30%, 26%, 23%, 14%, and 7%, respectively.

      The following table lists the end-markets served and some of the applications in which the Company’s products are used:

Markets Served	End-product Applications

Set-top Boxes (cable/DSS), Game Consoles, Smart
Consumer Electronics	Appliances, MP3, Digital Cameras, Phones, Caller ID
Boxes, Answering Machines, Personal Medical Devices

Computers and Peripherals	Notebooks, LCD/TFT Displays, Motherboards,
PDAs/Pocket PCs, Scanners, Servers, NICs, Hard Drives

Industrial	Ballast Lighting, Power Supplies, DC-DC Conversion,
Security/Access Systems, Motor Controls, HVAC

Communications	Gateways, Routers, Switches, Hubs, Fiber Optics,
Wireless, Ethernet, Power/Phone Line Networks

Automotive	Comfort Controls, Audio/Video Players, GPS Navigation,
Safety, Security, Satellite Radios, Engine Control

      Because of its diversified end-markets and applications, the Company feels it is better protected from competitive pressures and market fluctuations.

Strategy

      The Company’s business strategy is to become a leading vertically-integrated manufacturer and supplier of discrete semiconductors, to expand the geographic reach of its sales organization into high growth and/or under serviced markets, and to pursue manufacturing efficiency across its product lines.

    Vertical Integration

     The Company intends to control the manufacturing and manage the distribution process, from product concept to manufacturing, packaging, and distribution. The anticipated benefits to this strategy include:

  Better control of product quality;
  Faster time-to-market for new products;
  Ability to customize devices to customer requirements;
  Ability to develop and market devices that are differentiated in the marketplace with proprietary processes and designs; and
  Improved access to wafers and devices in limited supply conditions.

     The Company believes that this strategy will enable it to develop stronger relationships with existing customers and distributors, gain new customers and enter new markets, shift its sales mix to include higher margin devices, and create greater differentiation for the Diodes brand.

     In order to become a vertically integrated manufacturer and supplier, the Company integrates six areas of operations: sales, marketing, product development, wafer foundry, package development, and assembly/testing.

     Historically, discrete semiconductors have been characterized by a slower rate of innovation and lower value-added than integrated circuits (“ICs”). However, the Company believes that changes in the consumer electronics, communications and computing industries have created a need for renewed innovation in discrete semiconductor technology. The proliferation of mobile, battery-powered devices has placed a premium on smaller size and lower energy consumption. The Company’s product development efforts are focused on devices that reduce size and power consumption, increase performance and simplify board design.

     In December 2000, the Company acquired FabTech Incorporated in order to develop higher-technology products that command higher profit margins, as well as to fulfill its silicon wafer requirements. Diodes-FabTech has the manufacturing equipment, facilities and technology to produce finished wafers ready for assembly, as well as the experienced engineering team required to develop higher technology products. These new high-technology products are widening the Company’s product line while increasing its value to customers.

     The Company continues to increase its rate of new product introductions and has developed a number of products that it believes to be differentiated in the marketplace. While many competitors can devote vastly greater resources to research and development activities, the Company believes that its product focus, customer-driven development approach and rapid development cycle will enable it to develop products that provide higher value to its customers. The Company’s research and development activities are oriented towards improving on industry standard devices at the process, wafer and packaging level. In addition, the Company’s applications engineers work with customers to develop applications specific packaging and device configurations to meet their specific needs.

    Expanded Geographical Reach

      In addition to becoming a vertically integrated manufacturer and supplier, the Company intends to continue to expand its existing sales force in Asia and Europe. The Company significantly expanded its Asian sales force to capture market share in Taiwan, China, Hong Kong, Singapore and other Southeast Asia markets, as well as Korea. The Company also is developing sales channels in Europe to capture market share in countries such as England, France, Germany, Italy and Israel, among others. The Company targets original equipment manufacturers (“OEMs”) directly, as well as leveraging its expanded distribution network.

    Manufacturing Efficiencies

     In 2003, the Company invested approximately $12.5 million in plant and equipment at its Diodes-China manufacturing facility, bringing the total amount invested there to approximately $62.4 million. The Company will continue to invest in Diodes-China as new packaging opportunities arise. Diodes-China is the Company’s packaging and testing facility in Mainland China. Diodes-China uses chips or die from silicon wafers and manufactures them into various packaged finished devices.

Products

     While technology in the semiconductor industry is ever changing, the Company has traditionally sold mature products. But the additions of state-of-the-art surface-mount manufacturing capability at Diodes-China and our wafer fabrication facility, Diodes-FabTech, have enabled the Company to advance technologically with the industry leaders, and to move ahead in technical advances in both silicon technology and product implementation. These new technologies will offer higher profit and growth potential.

        Product Technology

     Semiconductors come in two basic configurations: discrete semiconductors and integrated circuits (“ICs”). The Company is engaged in the manufacture, sale, and distribution of discrete semiconductors, which are fixed-function components such as:

Schottky Rectifiers	Standard Recovery Rectifiers	Transient Voltage Suppressors (“TVS”)
Schottky Diodes	Bridge Rectifiers	NPN Transistors
Super-Fast & Ultra-Fast Recovery Rectifiers	Switching Diodes	PNP Transistors
Fast Recovery Rectifiers	Zener Diodes	MOSFET - N-Channel
MOSFET - P-Channel

     In terms of function, ICs are far more complex than discrete semiconductors. They are multi-function devices of the sort found in computer memory boards and central processing units. ICs, characterized by rapid changes in both production and application, and the desire to put ever-more intelligence into ever-smaller packages, have required the development of manufacturing techniques that are highly sophisticated and expensive.

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

     Arrays bridge the gap between discrete semiconductors and ICs. Arrays consist of more than one discrete semiconductor housed in a single package. The Company added about 100 new 6-pin surface mount array part numbers to its semiconductor offerings. With the flexibility of domestic engineering and fast-reaction manufacturing facilities in the Far East, the Company continues to find interest in its offering of Application Specific Multi-Chip Circuit arrays.

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

   Product Packaging

     Almost as important as the technology of the discrete component, is the component packaging. The industry trend is to fit discrete components into ever-smaller and more efficient surface-mount packages. Smaller packaging provides a reduction in board space, height, and weight and is well suited for battery-powered, hand-held and wireless applications such as cellular phones, notebook and palmtop computers and accessories where space is at a premium. The objective is to fit the same functionality and power handling features into smaller packages. The Company’s packaging capabilities include:

Surface-mount:
SOT-23	SOT-523	SMA
SOT-25	SOD-523	SMB
SOT-26	SC-59	SMC
SOT-143		DPAK
SOT-563		D2PAK
SOD-123		Powermite3
SOD-323
SOT-363

Leaded:
DO-15	DO-201AD	A-405
DO-35	TO-220AC	TO-3P
DO-41	TO-220AB	Numerous Bridge Rectifier Packages

Sales, Marketing and Distribution

     The Company sells its products through its own internal and regional sales departments, as well as through representatives and distributors. The Company’s sales team, aided by the sales force of approximately 25 independent sales representative firms located throughout North America, Asia, and most recently Europe, supplies approximately 102 OEM accounts. In 2003, OEM customers accounted for approximately 69% of the Company’s sales, compared to approximately 69% in 2002 and 66% in 2001. OEM customers range from small, privately held electronics companies to Fortune 500 companies.

     The Company’s major OEM customers include industry leaders such as Intel Corporation, Cisco Systems Incorporated, Sony Corporation, Nortel Networks Corporation, Delphi Automotive, Bose Corporation, Scientific Atlanta Incorporated, Samsung Electronics, Asustek Computer, Inc., Quanta and LG Electronics, Inc. The Company further supplies approximately 40 distributors (31% of 2003 sales), who collectively sell to approximately 10,000 customers on the Company’s behalf. The Company’s worldwide distribution network includes Arrow Electronics, Inc., Avnet, Inc., Digi-Key Corporation, Future Electronics Ltd., Jaco Electronics, Inc., Reptron Electronics, Inc., and All American Semiconductor, Inc., among others. The Company is not dependent on any one customer to support its level of sales. For the fiscal year ended December 31, 2003, only one OEM customer, LSC (see “Related Parties”), accounted for more than 10% of the Company’s sales, while the largest distributor accounted for 6% of sales. The twenty largest customers accounted, in total, for approximately 63% of the Company’s sales in 2003, compared to 61% in 2002.

     The Company sells its products primarily in North America, the Far East, and Europe, both directly to end users and through electronic component distributors. In 2003, approximately 41%, 56%, and 3% of the Company’s products were sold in North America, the Far East, and Europe, respectively, compared to 49%, 48%, and 2% in 2002, respectively. See Note 12 of “Notes to Consolidated Financial Statements” for a description of the Company’s geographic and segment information. The Company expects an increase in the percentage of sales in the Far East as the Company significantly increased its sales presence there and believes there is greater potential to increase market share in that region due to the expanding base of electronic product manufacturers.

     Through Diodes-Taiwan, the Company employs a general manager who acts as the Far East purchasing liaison with respect to product procurement from other vendors located in the Far East. Diodes-Taiwan also sells product to customers in Taiwan, Korea, and Singapore, among other Asia-Pacific countries.

     In June 2001, the Company expanded its sales force into Europe with a regional manager and distribution network to serve the UK, France, Germany, Italy and Israel, among others.

     In March 2002, the Company opened a sales, warehousing, and logistics office in Hong Kong to strengthen its competitive market position in Asia, as well as to benefit from favorable tax rates. Because more communication and personal computer companies are moving to China, having sales and warehousing directly out of Hong Kong enables the Company to reduce lead times on orders and better service to this growing customer base.

     Through ongoing sales and customer service efforts, the Company continues to develop business relationships with companies who are considered leaders in their respective market segments. The Company’s marketing efforts also have benefited from an ongoing program to develop strategic alliances with manufacturers, such as LSC, among others, to better control its destiny in terms of product technology, quality and especially the availability of the products it sells.

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

Manufacturing and Significant Vendors

     Diodes-China, manufactures product for sale primarily to North America and Asia. Diodes-China’s manufacturing focuses on SOT-23 and SOD-123 products, as well as sub-miniature packages such as SOT-363, SOT-563, and SC-75. These surface-mount devices (“SMD”) are much smaller in size and are used in the computer and communications industries, for cellular phones, notebook computers, and flat-panel displays, among others. Diodes-China’s state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to more portable and hand-held devices continue. Although Diodes-China purchases silicon wafers from FabTech, the majority are currently purchased from other wafer vendors. The Company plans to increase the number of Diodes-FabTech wafers used at Diodes-China over the next several years.

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

     Each step of the process is precisely controlled and monitored to assure world-class quality. Samples of each device family are periodically subjected to rigorous 1,000 hour high-reliability testing to assure that the devices will meet all customers’ expectations in the most demanding applications.

     As evidence of our total commitment to product quality and customer satisfaction, the Company has developed and continually maintains processes, procedures and standards of performance that earn our Company widely recognized quality certifications. Our corporate headquarters received official ISO 9001:2000 Certification of Registration in 1997 from Underwriters Laboratories (UL), the leading third-party certification organization in the United States and the largest in North America. Diodes-China and Diodes-Taiwan received official ISO 9001:2000 Certification of Registration from DNV in 1997. Diodes-China also earned QS-9000 and ISO 14001 certifications in 2000, validating high-level quality management in the automotive supply industry, and our compliance with official environmental standards, respectively. Diodes-FabTech received ISO 9001 certification in 1997, and QS 9000 certification with AEC-A100 Supplement in 1998 from BSI, an international standards, testing, registration and certification organization.

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

     In October 2003, the Company successfully completed the ISO compliance audit with respect to meeting the stringent criteria for the new ISO 9001:2000 standards. As part of the upgrade, Diodes expanded the scope of the ISO certification to include product design and development. The new classification reflects Diodes’ increasing focus on research and development as a means to deliver differentiated product lines that offer customers greater choice, more flexibility and measurably higher levels of performance. Diodes’ success in achieving the new standard adds an important secondary Standard Industrial Classification (SIC) Code to the Company’s existing certification for semiconductor devices by assigning an SIC Code covering design.

     Meeting this standard reflects the Company’s commitment to providing the highest-quality products and services to its customers, and is an endorsement of the Company’s commitment not only to understanding and meeting customer needs, but also to enhancing customer satisfaction. Since this ISO 9001:2000 certification represents an industry-recognized level of quality, it provides customers with added confidence in their decision to partner with us.

     All of the products sold by the Company, as well as the materials used by the Company in its manufacturing operations, are available both domestically and abroad. In 2003, the largest external supplier of products to the Company was LSC, a related party. Approximately 17% and 18% of the Company’s sales were from product manufactured by LSC in 2003 and 2002, respectively. Also, in 2003 and 2002, approximately 5% and 6%, respectively, of the Company’s sales were from product manufactured by companies owned by Xing International, the 5% minority partner in Diodes-China, and a related party. In addition, sales of products manufactured by Diodes-China and Diodes-FabTech, the Company’s manufacturing subsidiaries, were approximately 39% and 23% in 2003, respectively, versus 34% and 25% in 2002, respectively. The Company anticipates that Diodes-China will become an increasingly valuable supplier. No other manufacturer of discrete semiconductors accounted for more than 9% and 8% of the Company’s sales in 2003 and 2002, respectively.

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

     Until October 2000, Diodes-Taiwan manufactured product for sale to Diodes-North America and to trade customers. The Company moved its Taiwan manufacturing to China because the Taiwan manufactured products were lower technology, relatively labor intensive products, and the cost savings realized by moving the manufacturing to the Company’s qualified minority partner in Diodes-China were attractive and necessary to meet market demand. Diodes-Taiwan continues as the Company’s Asia-Pacific sales, logistics and distribution center.

     Although the Company believes alternative sources exist for the products of any of its suppliers, the loss of any one of its principal suppliers or the loss of several suppliers in a short period of time could have a materially adverse effect on the Company until an alternate source is located and has commenced providing such products or raw materials.

Raw Materials

     The Company uses a variety of raw materials in its manufacturing processes, including molding compounds, lead frames, gold wire, and various other metals, chemicals and gasses, as well as finished and raw silicon wafers. Although the raw materials are available from a number of sources, the Company’s results of operations may be materially and adversely affected if it has difficulty obtaining these raw materials, the quality of available raw materials deteriorates or there are significant price increases for these raw materials.

Competition

     Numerous semiconductor manufacturers and distributors serve the discrete semiconductor components market, making competition intense. Some of the larger companies include Fairchild Semiconductor Corporation, International Rectifier Corporation, Rohm Electronics, Phillips Electronics, On Semiconductor Corporation, and Vishay Intertechnology, Inc., many of which have greater financial, marketing, distribution, brand name recognition and other resources than the Company. Accordingly, in response to market conditions, the Company from time to time may reposition product lines or decrease prices, which may affect the Company’s profit margins on such product lines. Competitiveness in sales of the Company’s products is determined by the price and quality of the product, and the ability of the Company to provide delivery and customer service in keeping with the customers’ needs. The Company believes that its flexibility and ability to quickly adapt to customer needs affords it some competitive advantages. Nevertheless, the Company expects that competition with larger and better-funded rivals will continue to be a challenge.

Engineering and Research and Development

     The Company’s engineering and research and development (“R&D”) consist of customer/applications engineers and product development engineers who assist in determining the direction of the Company’s future product lines. Their primary function is to work closely with market-leading customers to further refine, expand and improve the Company’s product range within the Company’s product types and packages. In addition, customer requirements and acceptance of new package types are assessed and new, higher density and more energy-efficient packages are developed to satisfy customers’ needs. Working with customers to integrate multiple types of technologies within the same package, the Company’s applications engineers reduce the required number of components and, thus, circuit board size requirements, while increasing the component technology to a higher level.

     Product engineers work directly with the semiconductor wafer design and process engineers at Diodes-FabTech who craft die designs needed for products that precisely match our customer’s requirements. Further, Diodes-FabTech’s R&D engineers are developing higher technology products, which are expected to grow the Company to leadership positions in our focused areas. Direct contact with the Company’s manufacturing facilities allows the manufacturing of products that are in line with current technical requirements. With the addition of FabTech, the Company has the capability to capture the customer’s electrical and packaging requirements through its customer/applications engineers and product development engineers, and then transfer those requirements to Diodes-FabTech’s R&D and engineering department, so that the customer’s requirements can be translated, designed, and manufactured with full control, even to the elemental silicon level.

     For the years ended December 31, 2003, 2002, and 2001, R&D expense was $2.0 million, $1.5 million and $0.6 million, respectively. As a percentage of sales, R&D expense was 1.5%, 1.3% and 0.6% for 2003, 2002, and 2001, respectively. The Company anticipates R&D in absolute dollars and as a percentage of sales to increase as the Company further develops proprietary technology.

Patents

     Patents have become increasingly more significant to our business. Developing and maintaining a competitive advantage requires that the Company pursue patent protection for innovative devices and processes, particularly those developed or in development at Diodes-FabTech. The Company currently holds five patents and has seven patents pending in technologies ranging from ruggedized Schottky devices to thirty-five hundred volt Ultra-Fast devices. To protect our intellectual property from being copied illegally by competitors, the Company will continue to aggressively pursue patent protection.

Inventory

     In general, the Company maintains sufficient inventories of standard products at its U.S. facility and Diodes-Taiwan and Diodes-Hong Kong facilities to permit rapid delivery of customers’ orders. In addition, the Company continuously coordinates with strategic alliances and subcontractors to support product demand. The Company implemented a program in coordination with its distributors, enabling the Company to transfer inventory from distributors to OEM customers to better manage the Company’s on-hand inventory.

     The Company’s inventory is composed of discrete semiconductors and silicon wafers, which are, for the most part, standardized in electronic related industries. Historically, finished goods inventory turns over approximately four times annually. Due to a concentrated effort to reduce inventory, inventory turns increased to approximately 6.9 times at December 31, 2003. The Company has no special inventory or working capital requirements that are not in the ordinary course of business.

Backlog

     The amount of backlog to be shipped during any period is dependent upon various factors, and all orders are subject to cancellation or modification, usually with minimal or no penalty to the customer. Orders are generally booked from one to twelve months in advance of delivery. The rate of booking new orders can vary significantly from month to month. The Company and the industry as a whole are experiencing a trend towards shorter lead-times (the amount of time between the date a customer places an order and the date the customer requires shipment). The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, the Company believes that the amount of backlog at any date is not a useful measure of future sales. The Company strives to maintain proper inventory levels to support customers’ just-in-time order expectations.

Employees

     As of December 31, 2003, the Company employed a total of 1,087 employees. On that date, Diodes-North America had 75 full-time employees, Diodes-Taiwan and Diodes-Hong Kong had an additional 67 employees, Diodes-China had a total of 739 employees, and Diodes-FabTech had a total of 206 employees. None of the Company’s employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Imports and Import Restrictions

     During 2003, the Company’s U.S. operations, which accounted for approximately 44% of the Company’s total sales, imported substantially all of its products, of which approximately 29% were imported from Mainland China and approximately 9% from Taiwan. The balance of the imports is primarily from Germany, Japan, India, the Philippines, and Korea. As a result, the Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, the difficulty and expense of maintaining foreign sourcing channels, cultural and institutional barriers to trade, fluctuations in currency exchange rates, restrictions on the transfer of funds and the imposition of tariffs, political instability, transportation delays, expropriation, import and export controls and other non-tariff barriers (including export licenses and changes in the allocation of quotas), as well as the uncertainty regarding the future relationship between China and Taiwan, and other U.S. and foreign regulations that may apply to the export and import of the Company’s products, and which could have a material adverse effect on the Company. Any significant disruption in the Company’s Taiwanese or Chinese sources of supply or in the Company’s relationship with its suppliers located in Taiwan or China could have a material adverse effect on the Company.

     The Company transacts business with foreign suppliers primarily in U.S. dollars. To a limited extent, and from time to time, the Company contracts in foreign currencies (e.g., a portion of the equipment purchases for the Diodes-China expansion), and, accordingly, its results of operations could be materially affected by fluctuations in currency exchange rates. Due to the limited number of contracts denominated in foreign currencies and the complexities of currency hedges, the Company has not engaged in hedging to date. If the volume of contracts written in foreign currencies increases, and the Company does not engage in currency hedging, any substantial change in the value of such currencies could have a material adverse effect on the Company’s results of operations. Management believes that the current contracts written in foreign currencies are not significant enough to justify the costs inherent in currency hedging.

     Imported products are also subject to U.S. customs duties and, in the ordinary course of business, the Company, from time to time, is subject to claims by the U.S. Customs Service for duties and other charges. The Company attempts to reduce the risk of doing business in foreign countries by, among other things, contracting in U.S. dollars, and, when possible, maintaining multiple sourcing of product groups from several countries.

Related Parties

     The Company conducts business with two related party companies, LSC (and its subsidiaries) and Xing International (and its subsidiaries). LSC, a 35% shareholder, is the Company’s largest shareholder, and Xing International is owned by the Company’s 5% joint venture partner in Diodes-China. C.H. Chen, the Company’s President and Chief Executive Officer, and a member of the Company’s Board of Directors, is also Vice-Chairman of LSC. M.K. Lu, a member of the Company’s Board of Directors, is President of LSC, while Raymond Soong, the Company’s Chairman of the Board, is the Chairman of The Lite-On Group, a significant shareholder of LSC.

     In 2003, the Company sold silicon wafers to LSC totaling 10.7% (13.7% in 2002) of the Company’s sales, making LSC the Company’s largest customer. Also for 2003, 17.3% (17.9% in 2002) of the Company’s sales were from discrete semiconductor products purchased from LSC, making LSC the Company’s largest outside vendor. Under a longstanding sales agreement, the Company is the exclusive North American distributor for certain LSC product lines. In addition, the Company leases warehouse space from LSC for its operations in Hong Kong. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the contracts related to the transactions.

     In December 2000, the Company acquired a wafer foundry, FabTech, Inc., from LSC. As part of the purchase price, at December 31, 2003, LSC holds a subordinated, interest-bearing note for approximately $6.3 million. In May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and , as a result payments of approximately $208,000 plus interest began in July 2002. In connection with the terms of the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, in accordance with the terms of the acquisition, the Company has entered into several management incentive agreements with members of FabTech’s management. The agreements provide members of FabTech’s management guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech is reimbursed by LSC.

     In 2003, the Company sold silicon wafers to companies owned by Xing International totaling 1.1% (1.5% in 2002) of the Company’s sales. Also for 2003, 4.6% (5.6% in 2002) of the Company’s sales were from discrete semiconductor products purchased from companies owned by Xing International. In addition, Diodes-China leases its manufacturing facilities from, subcontracts a portion of its manufacturing process (metal plating and environmental services) to, and pays a consulting fee to Xing International. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the contracts related to the transactions.

Reporting Segment

     For financial reporting purposes, the Company is deemed to engage in one industry segment, discrete semiconductors. See Note 12 of “Notes to Consolidated Financial Statements” for a description of the Company’s geographic information.

Financial Information about Geographic Areas

     The Company sells product primarily through its operations in North America and Asia. See Note 12 of “Notes to Consolidated Financial Statements” for a description of the Company’s geographic information.

Environmental Matters

     We are subject to a variety of U.S. federal, state, local, and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur substantial additional expenses, our product costs could significantly increase, thus materially affecting our business, financial condition and results of operations. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

     In June 2000, the Company received a claim from one of its former U.S. landlords regarding potential ground-water contamination at a site in which the Company engaged in manufacturing from 1967 to 1973. A settlement is forthcoming, which the Company does not expect to have a material effect on its financial results.

Available Information

     Our website address is http://www.diodes.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“the SEC”).

     To support our global customer-base, particularly in Asia and Europe, our website is language-selectable into English, Chinese, Japanese, Korean and German, giving us an effective marketing tool for world-wide markets. With its extensive online Product (Parametric) Catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website provides easy access to world-wide sales contacts and customer support, and incorporates a distributor-inventory check to provide component inventory availability and a small order desk for overnight sample fulfillment. Our website also provides access to current and complete investor financial information and corporate governance information including our Code of Business Conduct, as well as SEC filings and press releases, as well as stock quotes.

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
  difficulties expanding our operations in the Far East and developing new operations in Europe because of the distance and differing regulatory and cultural environments;
  the need for skills and techniques that are outside our traditional core expertise;
  less flexibility in shifting manufacturing or supply sources from one region to another;
  even when independent suppliers offer lower prices, we must continue to acquire product from our captive manufacturing facilities, which may result in having higher costs than our competitors;
  difficulties developing and implementing a successful research and development team;
  difficulties developing proprietary technology; and
  market acceptance of our proprietary technology.

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

   Competition

     The discrete semiconductor industry is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand name recognition and other resources than we have and, thus, they may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Fairchild Semiconductor Corporation, International Rectifier Corporation, Rohm Electronics, Phillips Electronics, On Semiconductor Corporation, and Vishay Intertechnology, Inc. We may not be able to compete successfully in the future, or competitive pressures may harm our financial condition or our operating results.

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
  difficulties in collecting receivables and enforcing contracts;
  currency exchange rate fluctuations, including, but not limited to fluctuations in the Chinese Yuan should the Chinese government decide to permit the Yuan to U.S. dollar exchange rate to fluctuate;
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
  the timing of our and our competitors’ new product introductions;
  product obsolescence;
  the scheduling, rescheduling and cancellation of large orders by our customers;
  the cyclical nature of demand for our customers’ products;
  our ability to develop new process technologies and achieve volume production at our fabrication facilities;
  changes in manufacturing yields;
  adverse movements in exchange rates, interest rates or tax rates; and
  the availability of adequate supply commitments from our outside suppliers or subcontractors.

     Accordingly, a comparison of the Company’s results of operations from period to period is not necessarily meaningful to investors and the Company’s results of operations for any period do not necessarily indicate future performance. Variations in our quarterly results may trigger volatile changes in our stock price.

   New Technologies

     We cannot assure investors that we will successfully identify new product opportunities or develop and bring products to market in a timely and cost-effective manner, or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. In addition, to remain competitive, we must continue to reduce package sizes, improve manufacturing yields and expand our sales. We may not be able to accomplish these goals.

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
  issue equity securities, which would dilute current stockholders’ percentage ownership;
  incur substantial debt;
  incur or assume contingent liabilities, known or unknown;
  incur amortization expenses related to intangibles; and
  incur large, immediate accounting write-offs.

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
  bringing the acquired company’s standards, processes, procedures and controls into conformance with our operations;
  coordinating our new product and process development;
  hiring additional management and other critical personnel;
  increasing the scope, geographic diversity and complexity of our operations;
  difficulties in consolidating facilities and transferring processes and know-how;
  diversion of management’s attention from other business concerns; and
  adverse effects on existing business relationships with customers.

   Backlog

     The amount of backlog to be shipped during any period is dependent upon various factors, and all orders are subject to cancellation or modification, usually with minimal or no penalty to the customer. Orders are generally booked from one to twelve months in advance of delivery. The rate of booking new orders can vary significantly from month to month. The Company and the industry as a whole are experiencing a trend towards shorter lead-times (the amount of time between the date a customer places an order and the date the customer requires shipment). The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, the Company believes that the amount of backlog at any date is not a useful measure of future sales. The Company strives to maintain proper inventory levels to support customers’ just-in-time order expectations.

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

   Environmental Regulations

     We are subject to a variety of U.S. federal, state, local, and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur substantial additional expenses, our product costs could significantly increase, thus materially affecting our business, financial condition and results of operations. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

     In June 2000, the Company received a claim from one of its former U.S. landlords regarding potential ground-water contamination at a site in which the Company engaged in manufacturing from 1967 to 1973. A settlement is forthcoming, which the Company does not expect to have a material effect on its financial results.

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

   Deferred Taxes

     As of December 31, 2003, accumulated and undistributed earnings of Diodes-China are approximately $36.6 million, including $10.0 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the earnings of Diodes-China in preparation of a dividend distribution. As of December 31, 2003, the Company has recorded $1.7 million in deferred taxes and has made no distributions. The Company intends to dividend $6.0 million from Diodes-China to the U.S. in 2004. It is anticipated that this transaction will not have a material effect on net income as the U.S. income taxes have already been accrued.

     Beginning in November 2003, the Company began to record deferred taxes on a portion of the 2003 earnings of Diodes-Hong Kong in preparation of a possible dividend distribution. As of December 31, 2003, the Company has recorded $200,000 in deferred taxes and has made no distributions.

     The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China and Diodes-Hong Kong to the extent such earnings may be appropriated for distribution to the Company’s corporate office in North America, and as further investment strategies with respect to Diodes-China and Diodes-Hong Kong are determined. Should the Company’s North American cash requirements exceed the cash that is provided through the domestic operations and credit facilities, cash can be obtained from the Company’s foreign subsidiaries. However, the distribution of any un-appropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

   Foreign Currency Risk

     The Company faces exposure to adverse movements in foreign currency exchange rates, primarily in Asia and, to a lesser extent, in Europe. The Company’s foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon the Company’s financial results. Certain of the Company’s assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar, the Japanese Yen, and the Hong Kong dollar. Because of the relatively small size and nature of each individual currency exposure, the Company does not employ hedging techniques designed to mitigate foreign currency exposures. Therefore, the Company could experience currency gains and losses.

     During the 1997 Asian financial crisis, the Chinese government resisted devaluing the Renminbi (“RMB”) Chinese currency. China is again faced with international pressure demanding the appreciation of the RMB. Should the Chinese government allow a significant RMB appreciation, and the Company not take appropriate means to offset this exposure, the effect could have an adverse impact upon the Company’s financial results.

     Interest Rate Risk

     The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A significant rise in interest rates could have an adverse impact upon the Company’s cost of working capital and its interest expense. In July 2001, the Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At December 31, 2003, the interest rate swap agreement applies to $3.3 million of the Company’s long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

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

Financial Information About Foreign and Domestic Operations and Export Sales

     With respect to foreign operations, see Notes 1, 11 and 12 of “Notes to Consolidated Financial Statements.”

Item 2.       Properties

     The Company’s primary physical properties during the year ended December 31, 2003 were as follows:

A.	The Company’s headquarters and product distribution center is located in an industrial building at 3050 East Hillcrest Drive, Westlake Village, CA 91362 USA, and consists of approximately 30,900 square feet. The Company is the primary lessee under a lease that has been extended five years and expires in 2006, at an amount of approximately $30,000 per month, with a 5-year option.

B.	Regional sales offices located in the U.S., leased at less than $1,000 per month, at the following locations:
	1.	One Overlook Drive, Suite 8, Amherst, NH 03031
	2.	160-D East Wend, Lemont, IL 60439
	3.	18430 Brookhurst Street, Suite 201A, Fountain Valley, CA 92708
	4.	199 Route 13, Brookline, NH 03033
C.	Industrial premises consisting of approximately 9,000 square feet and located at 5Fl. 501-16 Chung-Cheng Road, Hsin-Tien City, Taipei, Taiwan, Republic of China. These premises, owned by Diodes-Taiwan, are used as a warehousing facility.

D.	Industrial premises consisting of approximately 7,000 square feet and located at 2Fl. 501-15 Chung-Cheng Road, Hsin-Tien City, Taipei, Taiwan, Republic of China. These premises, owned by Diodes-Taiwan, are used as sales, warehouse and administrative offices.

E.	Industrial building located at No. 999 Chen Chun Road, Xingqiao Town, Songjiang County, Shanghai, People’s Republic of China. This building, consisting of approximately 13,500 square meters, is the corporate headquarters, product distribution and manufacturing facility for Diodes-China. The building is under a lease that expires in 2017 from a company owned by the 5% joint venture partner at a monthly rate of approximately $38,000 per month.

F.	Regional offices located in Mainland China, leased at less than $2,000 per month, at the following locations:
	1.	Room 508, 1158 ChangNing Road, Shanghai, China
	2.	Room 706, 7th Floor Cyber Tower B, TianAn Cyber Park, Futian District, Shenzhen, China
G.	Industrial building located at 777 N. Blue Parkway Suite 350, Lee’s Summit, MO 64086 USA. Acquired in December 2000, Diodes-FabTech’s 5-inch wafer foundry includes a 16,000 sq. ft. clean room within a 70,000 sq. ft. manufacturing facility formerly owned by AT&T, under a lease that expires in 2009, at an amount of approximately $120,000 per month.

H.	Industrial building located at Number 102, 1st Floor, International Plaza, 20 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. These premises are leased from Lite-On Semiconductor, Ltd. at a rate of approximately $3,000 per month, and are used as sales, warehousing and logistics offices.

I.	Sales and administrative offices located at 22, Avenue Paul Séjourné F-31000 Toulouse, France, leased at less than $1,000 per month.

     The Company believes its current facilities are adequate for the foreseeable future. See Notes 3 and 13 of “Notes to Consolidated Financial Statements.”

Item 3.      Legal Proceedings

     The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company does not believe that any currently pending litigation to which it is a party will have a material effect on its financial condition or results of operations.

     In June 2000, the Company received a claim from one of its former U.S. landlords regarding potential ground-water contamination at a site in which the Company engaged in manufacturing from 1967 to 1973. A settlement is forthcoming, which the Company does not expect to have a material effect on its financial results.

Item 4.      Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders by the Company during the last three months of the year ending December 31, 2003.

PART II

Item 5.      Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s Common Stock is traded on the Nasdaq National Market (“Nasdaq”) under the symbol “DIOD.” Until June 19, 2000, the Company’s Common Stock was traded on the American Stock Exchange (“AMEX”) under the symbol “DIO.” In November 2003, the Company effected a 50% stock dividend in the form of a three-for-two stock split. The ex-dividend date was November 26, 2003. The following table shows the range of high and low closing sales prices per share, adjusted for the three-for-two stock split, for the Company’s Common Stock for each fiscal quarter from January 1, 2002 as reported by Nasdaq.

Calendar Quarter	Closing Sales Price of
Ended	Common Stock

	High	Low

First quarter (through March 8) 2004	$25.160	$19.010

Fourth quarter 2003	20.600	13.867
Third quarter 2003	16.053	12.100
Second quarter 2003	14.360	7.180
First quarter 2003	8.200	6.367

Fourth quarter 2002	7.253	4.080
Third quarter 2002	6.300	4.720
Second quarter 2002	6.333	4.980
First quarter 2002	5.660	4.680

     On March 8, 2004, the closing sales price of the Company’s Common Stock as reported by Nasdaq was $21.19, and there were approximately 3,000 stockholders of record. Stockholders are urged to obtain current market quotations for the Common Stock.

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

Item 6.      Selected Financial Data

     The following selected financial data for the fiscal years ended December 31, 1999 through 2003 is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein. Certain 1999 through 2002 amounts as presented in the accompanying financial statements have been reclassified to conform to 2003 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

(in thousands, except per share data)	Year Ended December 31,

	1999	2000	2001	2002	2003

Income Statement Data
Net sales	$79,251	$118,462	$93,210	$115,821	$136,905
Gross profit	20,948	37,427	14,179	26,710	36,528
Selling, general and administrative expenses	13,670	18,814	13,711	16,228	19,586
Research and development expenses	—	141	592	1,472	2,049
Loss on sale and impairment of fixed assets	—	—	8	43	1,037
Income (loss) from operations	7,278	18,472	(132)	8,967	13,856
Interest expense, net	292	940	2,074	1,183	860
Other income (expense)	182	501	785	67	(5)
Income (loss) before taxes and minority interest	7,168	18,033	(1,421)	7,851	12,991
Income tax benefit (provision)	(1,380)	(2,496)	1,769	(1,729)	(2,460)
Minority interest in joint venture earnings	(219)	(642)	(224)	(320)	(436)
Net income	5,569	14,895	124	5,802	10,095
Earnings per share (1):
Basic	$0.49	$1.23	$0.01	$0.47	$0.79
Diluted	$0.45	$1.08	$0.01	$0.44	$0.70
Number of shares used in computation (1):
Basic	11,438	12,107	12,216	12,277	12,731
Diluted	12,306	13,833	13,321	13,297	14,406

	As of December 31,

	1999	2000	2001	2002	2003

Balance Sheet Data
Total assets	$62,407	$112,950	$103,258	$105,010	$123,795
Working capital	15,903	17,291	19,798	20,830	27,154
Long-term debt, net of current portion	4,672	15,997	21,164	12,583	6,750
Stockholders’ equity	34,973	51,253	51,124	57,679	71,450

(1)	Adjusted for the effect of a 3-for-2 stock split in July 2000 and November 2003.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the Company’s financial condition and results of operations should be read together with the consolidated financial statements and the notes to consolidated financial statements included elsewhere in this Form 10-K. Except for the historical information contained herein, the matters addressed in this Item 7 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “project,” “will” and similar expressions. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed above under the heading “Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995” and elsewhere in this Annual Report on Form 10-K, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. The Company does not undertake to update its forward-looking statements to reflect actual events and outcomes or later events.

Overview

     We sell a wide variety of discrete semiconductor products, as well as silicon wafers used in the manufacture of these products, primarily to manufacturers in the communications, computing, industrial, consumer electronics and automotive markets, and to distributors of electronic components to end-customers in these markets. Our technologies include high density diode and transistor arrays in multi-pin surface-mount packages; Powermite®3, high-performance surface-mount packages; performance Schottkys, switching and rectifier diodes; single and dual pre-biased transistors; performance tight tolerance and low current zener diodes; subminiature surface-mount packages; transient voltage suppressors (TVS and TSPD); small signal transistors and MOSFETs; and standard, fast, ultra-fast, and super-fast rectifiers.

     Our products are designed into a broad range of end-products such as notebook computers, flat-panel displays, set-top boxes, game consoles, digital cameras, cellular phones, PDAs, power supplies, security systems, network routers and switches, as well as into automotive safety controls, GPS navigation, satellite radios and audio/video players.

     The majority (69% in 2003) of our sales are to major OEMs such as Intel Corporation, Cisco Systems Incorporated, Sony Corporation, Nortel Networks Corporation, Delphi Automotive, Bose Corporation, Scientific Atlanta Incorporated, Samsung Electronics, Asustek Computer, Inc., Quanta and LG Electronics, Inc. Our distribution network (31% of 2003 sales) includes major distributors such as Arrow Electronics, Inc., Avnet, Inc., Digi-Key Corporation, Future Electronics Ltd., Jaco Electronics, Inc., Reptron Electronics, Inc., and All American Semiconductor, Inc.

     Because of the electronic industry trend towards moving manufacturing to lower operating cost countries in Asia, the Company has focused primarily on customers in China, Taiwan, Korea and Hong Kong. We sell to Asian customers (56% of 2003 sales) primarily through our wholly-owned subsidiaries, Diodes-Taiwan and Diodes-Hong Kong. The Asian discrete semiconductor market is the largest and fastest growing market in which the Company participates. An increase in the percentage of sales in Asia is expected as we have significantly increased our sales presence there and believes there is greater potential to increase market share in that region due to the expanding base of electronic product manufacturers.

     Our corporate headquarters located just outside Los Angeles in Westlake Village, California, which provides sales, marketing, engineering, logistics and warehousing functions, sells primarily to North American manufacturers and distributors (41% of 2003 sales). Due to the manufacturing shift, the North American discrete semiconductor market is now the smallest market and its growth rate is far less than all other markets. The majority of our applications engineers are located in the U.S. in order to work with the customers’ design engineers. Whether the end-application is ultimately manufactured in the U.S. or in Asia, our world-wide sales organization is well positioned to provide sales and support to the customer.

     In order to take advantage of the relatively robust European market, offices in Toulouse, France and Hattenheim, Germany support our European sales expansion (3% of 2003 sales).

     Asian sales are also generated from Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China” or “KaiHong”), a 95% owned manufacturing facility in Shanghai, China, with offices in Shanghai and Shenzhen, China, as well as from FabTech Incorporated (“Diodes-FabTech” or “FabTech”), a silicon wafer manufacturer acquired in December 2000 located near Kansas City, Missouri.

   Manufacturing and Significant Vendors

     Diodes-China, located in Shanghai, China, is our 95% owned joint venture manufacturing facility. Since the factory’s inception in 1995, we have invested approximately $62 million in plant and state-of-the-art equipment. Diodes-China manufactures product for sale by our U.S. and Asian operations, and also sells to external customers as well. In 2003, Diodes-China began selling to customers located in China.

     At Diodes-China, silicon wafers are received and inspected in a highly controlled “clean room” environment awaiting the assembly operation. At the first step of assembly, the wafers are sawn with very thin, high speed diamond blades into tiny semiconductor “dice”, numbering as many as 200,000 per 5” diameter wafer. Dice are then loaded onto a handler, which automatically places the dice, one by one, onto lead frames, which are package specific, where they are bonded to the lead frame pad. Next, automatic wire bonders make the necessary electrical connections from the die to the leads of the lead frame, using micro-thin gold wire. The fully automatic assembly machinery then molds the epoxy case around the die and lead frame to produce the desired semiconductor product. After a trim, form, test, mark and re-test operation, the parts are placed into special carrier housings and a cover tape seals the parts in place. The taped parts are then spooled onto reels and boxed for shipment.

     Acquired from LSC in December 2000, our wafer foundry, Diodes-FabTech, is located in Lee’s Summit, Missouri. Diodes-FabTech manufactures primarily 5-inch silicon wafers, which are the building blocks for semiconductors. FabTech purchases polished silicon wafers and then, by using various technologies and patents, in conjunction with many chemicals and gases, fabricates several layers on the wafers, including epitaxial silicon, ion implants, dielectrics and metals, with various patterns. Depending upon these layers and the die size (which is determined during the photolithography process and completed at the customer’s packaging site where the wafer is sawn into square or rectangular die), different types of wafers with various currents, voltages and switching speeds are produced.

     In 2003, our largest external supplier of products was LSC, a related party. Approximately 17% and 18% of our sales were from product manufactured by LSC in 2003 and 2002, respectively. Also, in 2003 and 2002, approximately 5% and 6%, respectively of our sales were from product manufactured by companies owned by Xing International (a related party). In addition, sales of products manufactured by Diodes-China and Diodes-FabTech, our manufacturing subsidiaries, were approximately 39% and 23% in 2003, respectively, versus 34% and 25% in 2002, respectively. We anticipate that Diodes-China will become an increasingly valuable supplier. No other manufacturer of discrete semiconductors accounted for more than 9% and 8% of our sales in 2003 and 2002, respectively.

     All of the raw materials we use in our manufacturing operations are available both domestically and abroad. Although the we believe alternative sources exist for the products of any of our suppliers, the loss of any one of its principal suppliers or the loss of several suppliers in a short period of time could have a materially adverse effect on our financial statements until an alternate source is located and has commenced providing such products or raw materials.

    Related Parties

     We conduct business with two related party companies, LSC (and its subsidiaries) and Xing International (and its subsidiaries). LSC, a 35% shareholder, is our largest shareholder, and Xing International is owned by our 5% joint venture partner in Diodes-China. C.H. Chen, our President and Chief Executive Officer, and a member of the our Board of Directors, is also Vice-Chairman of LSC. M.K. Lu, a member of our Board of Directors, is President of LSC, while Raymond Soong, our Chairman of the Board, is the Chairman of the Lite-On Group, a significant shareholder of LSC.

     In addition to being our largest external supplier of products, in 2003, we sold silicon wafers to LSC totaling 10.7% (13.7% in 2002) of our total sales, making LSC our largest customer. The Company has a long-standing sales agreement where the Company is the exclusive North American distributor for certain of LSC product lines. In addition, the Company leases warehouse space from LSC for its operations in Hong Kong. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the contracts related to the transactions.

     In December 2000, the Company acquired the wafer foundry, FabTech, Inc., from LSC. As part of the purchase price, at December 31, 2003, LSC holds a subordinated, interest-bearing note for approximately $6.3 million. In May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and therefore, payments of approximately $208,000 plus interest began in July 2002. In connection with the terms of the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, as per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech’s management. The agreements provide members of FabTech’s management guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech is reimbursed by LSC.

     In addition to the 5% of our sales of product manufactured by companies owned by Xing International, in 2003, the Company sold silicon wafers to companies owned by Xing International totaling 1.1% (1.5% in 2002) of the Company’s total sales. In addition, Diodes-China leases its manufacturing facilities from, subcontracts a portion of its manufacturing process (metal plating and environmental services) to, and pays a consulting fee to Xing International. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the contracts related to the transactions.

   Income taxes

     In accordance with the current taxation policies of the People’s Republic of China (“PRC”), Diodes-China received preferential tax treatment for the years ended December 31, 1996 through 2003. Earnings were subject to 0% tax rates from 1996 through 2000, and 12% in 2001, 2002 and 2003. Earnings in 2004 will be taxed at 12% (one half the normal central government tax rate). Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2002 and 2003, and is expected to waive this tax in 2004. Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations.

      In accordance with U.S. tax law, the Company receives credit against its U.S. federal tax liability for corporate taxes paid in Taiwan and China. The repatriation of funds from Taiwan and China to the Company may be subject to state income taxes. In the years ending December 31, 2000 and 2001, Diodes-Taiwan distributed dividends of approximately $1.5 million and $2.6 million respectively, which is included in federal and state taxable income.

     As of December 31, 2003, accumulated and undistributed earnings of Diodes-China are approximately $36.6 million, including $10.0 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the earnings of Diodes-China in preparation of a dividend distribution. As of December 31, 2003, the Company has recorded $1.7 million in deferred taxes and has made no distributions. The Company intends to dividend $6.0 million from Diodes-China to the U.S. in 2004. It is anticipated that this transaction will not have a material effect on net income as the U.S. income taxes have already been accrued.

     Beginning in November 2003, the Company began to record deferred taxes on a portion of the 2003 earnings of Diodes-Hong Kong in preparation of a possible dividend distribution. As of December 31, 2003, the Company has recorded $200,000 in deferred taxes and has made no distributions.

      The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China and Diodes-Hong Kong to the extent such earnings may be appropriated for distribution to the Company’s corporate office in North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company’s North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company’s foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

   Available Information

     Our website address is http://www.diodes.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“the SEC”).

     To support our global customer-base, particularly in Asia and Europe, our website is language-selectable into English, Chinese, Japanese, Korean and German, giving us an effective marketing tool for world-wide markets. With its extensive online Product (Parametric) Catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website provides easy access to world-wide sales contacts and customer support, and incorporates a distributor-inventory check to provide component inventory availability and a small order desk for overnight sample fulfillment. Our website also provides access to current and complete investor financial information and corporate governance information including our Code of Business Conduct, as well as SEC filings and press releases, as well as stock quotes.

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

     We believe the following critical accounting policies and estimates affect the significant estimates and judgments we use in the preparation of our consolidated financial statements:

   Revenue Recognition

     Revenue is recognized when the product is actually shipped to both manufacturing end-users and electronic component distributors. We reduce revenue in the period of sale for estimates of product returns, distributor price adjustments and other allowances, the majority of which are related to our North American operations. Our estimates are based upon historical data as well as projections of revenues, distributor inventories, average selling prices and market conditions. Actual returns and adjustments could be significantly different from our estimates and provisions, resulting in quarterly adjustments to revenues.

   Inventory Reserves

     Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method. On an on-going basis, we evaluate our inventory, both finished goods and raw material, for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by items, as well as raw material usage related to our manufacturing facilities. Based upon this analysis, as well as an inventory aging analysis, we accrue a reserve for obsolete and slow-moving inventory. If future demand or market conditions are different than our current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made.

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

   Allowance for Doubtful Accounts

     Management evaluates the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations to us, we record an allowance to reduce the receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect to bad debt expense.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales					Percentage Dollar Increase (Decrease)

	Year Ended December 31,					Year Ended December 31,

	1999	2000	2001	2002	2003	‘99 to ‘00	‘00 to ‘01		‘01 to ‘02	‘02 to ‘03

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	48.4%	(19.7	) %	24.3%	18.2%
Cost of goods sold	(73.2)	(67.8)	(84.8)	(76.9)	(73.3)	37.3	0.5		12.8	12.6

Gross profit	26.8	32.2	15.2	23.1	26.7	78.7	(62.1)		88.4	36.8
Operating expenses (1)	(17.5)	(16.3)	(15.4)	(15.4)	(16.6)	38.7	(24.5)		24.0	27.8

Income (loss) from operations	9.3	15.9	(0.2)	7.7	10.1	153.8	(100.7)		6,893.2	54.5
Interest expense, net	(0.4)	(0.8)	(2.2)	(1.0)	(0.6)	221.9	120.6		(43.0)	(27.3)
Other income	0.3	0.4	0.8	(0.1)	0.0	175.3	56.7		(91.5)	(107.5)

Income (loss) before taxes and minority interest	9.2	15.5	(1.6)	6.8	9.5	151.6	(107.9)		652.5	65.5
Income tax benefit (provision)	(1.8)	(2.2)	1.9	(1.5)	(1.8)	80.9	(29.1)		(2.3)	42.3

Minority interest	(0.3)	(0.6)	(0.2)	(0.3)	(0.3)	193.2	(65.1)		42.9	36.3
Net income	7.1	12.7	0.1	5.0	7.4	167.5	(99.2)		4,578.9	74.0

(1)	Operating expenses include loss on sale and impairment of fixed assets of $8,000, $43,000 and $1,037,000 in 2001, 2002 and 2003, respectively.

     The following discussion explains in greater detail the consolidated financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. Earnings per share discussion reflects three-for-two stock split in November 2003. All per share amounts have been adjusted to reflect the stock split.

Year 2003 Compared to Year 2002

     Net sales for 2003 increased $21.1 million to $136.9 million from $115.8 million for 2002. The 18.2% increase was due primarily to a 19.5% increase in units sold as a result of increased demand for the Company’s products, as well as a more favorable pricing environment compared to 2002. In 2003, average selling prices (“ASPs) for discrete products increased 4% while ASP’s for wafers fell 7%; consequently, overall ASPs decreased 1%.

     Gross profit for 2003 increased 36.8% to $36.5 million from $26.7 million for 2002. Of the $9.8 million increase, $5.0 million was due to the increase in gross profit margin from 23.1% in 2002 to 26.7% in 2003, while $4.8 million was due to the 18.2% increase in net sales. Gross profit increases in Asia were the primary contributor to the gross profit increase in 2003. Gross profit margin in the fourth quarter of 2003 increased to 29.5% due to increased capacity utilization, continuing manufacturing efficiencies, relatively stable pricing, and a product mix that continues to shift towards higher-value performance discretes and arrays.

     For 2003, selling, general and administrative expenses (“SG&A”) increased $3.4 million to $19.6 million from $16.2 million for 2002. The 20.7% increase in SG&A was due primarily to higher sales commissions associated with the 18.2% increase in sales, and higher labor benefits expenses. Also contributing to the increased SG&A were higher corporate and administrative expenses, including legal and accounting fees associated with Sarbanes-Oxley compliance. SG&A, as a percentage of sales, increased to 14.3% for 2002 from 14.0% last year.

     Research and development expenses (“R&D”) increased to $2.0 million, or 1.5% of sales, in 2003 from $1.5 million, or 1.3% of sales, in 2002. R&D expenses are primarily related to new product development at the silicon wafer level, and, to a lesser extent, at the packaging level. We continue to seek to hire qualified engineers who fit our focus on next-generation discrete processes and packaging technologies. Our goal is to expand R&D to 3% of revenue as we bring proprietary technology and advanced devices to the market.

     In 2003, operating profit margins were negatively affected by a $1.0 million reserve for fixed asset impairment, primarily as a result of the re-engineering of our wafer production lines. During the year, we took advantage of opportunities to purchase more efficient equipment at discounts. As a result, we retired un-depreciated equipment that was replaced. Management does not expect to see material equipment write-downs in the coming quarters.

     Net interest expense for 2003 decreased $323,000 to $860,000 from $1.2 million in 2002, due primarily to a decrease in the use the Company’s credit facilities, as well as lower interest rates. In 2003, the Company paid down $5.8 million on its long-term debt, reducing the balance, net of current portion from $12.6 million to $6.8 million.

     Other expense for 2003 increased $72,000 compared to last year, primarily due to the discontinuance of income Diodes-FabTech was receiving from an external company’s use of its testing facilities in 2002, a decrease in high-technology grant income received at Diodes-China in 2003, and currency exchange losses primarily in Asia in 2003, partly offset by a severance payment as per a separation agreement in 2002, as well as the reduction in the expense recorded for the management incentive agreement at Diodes-FabTech in 2003.

     The effective tax rate in 2003 was 18.9% compared to 22.0% in 2002, due primarily to a higher proportion of income earned by our Asian subsidiaries in lower tax jurisdictions. The Company is benefiting from its Diodes-Hong Kong subsidiary, established last year, not only due to its lower tax rates, but also as another entry point into the Asia market. The Company recorded a provision for income taxes in the amount of $2.5 million for the year 2003, compared to $1.7 million for 2002. Included in the tax provision in 2003 is $840,000 in deferred taxes recorded for a portion of the 2003 earnings at Diodes-China, and $200,000 for a portion of the 2003 earnings at Diodes-Hong Kong.

     The minority interest in joint venture represents the minority investor’s share of the Diodes-China joint venture’s income for the period. The increase in the joint venture earnings for 2003 is primarily the result of increased sales. The joint venture investment is eliminated in consolidation of the Company’s financial statements, and the activities of Diodes-China are included therein. As of December 31, 2003, the Company had a 95% controlling interest in the joint venture.

     The Company generated net income of $10.1 million (or $0.79 basic earnings per share and $0.70 diluted earnings per share) in 2003, as compared to $5.8 million (or $0.47 basic earnings per share and $0.44 diluted earnings per share) for 2002. This 74% increase is due primarily to the 18.2% sales increase at gross profit margins of 26.7% compared to gross profit margins of 23.1% in 2002.

Year 2002 Compared to Year 2001

     Net sales for 2002 increased $22.6 million to $115.8 million from $93.2 million for 2001. The 24.3% increase was due primarily to a 24.6% increase in units sold as a result of increased demand for the Company’s products, as well as an easing of pricing pressures. Average selling prices in 2002 decreased approximately 8% for discrete products and 1% for wafer products.

     Gross profit for 2002 increased 88.4% to $26.7 million from $14.2 million for 2001. Of the $12.5 million increase, $9.1 million was due to the increase in gross profit margin from 15.2% in 2001 to 23.1% in 2002, while $3.4 million was due to the 24.3% increase in net sales. Gross profit increases for wafer products was the primary contributor to the gross profit increase in 2002. Gross profit in 2001 was adversely affected by higher fixed costs associated with the Company’s wafer fabrication facility, reduced capacity utilization at both the wafer facility and the China manufacturing facility, as well as by demand induced product mix changes and inventory pricing adjustments at distributors related to lower market prices.

     For 2002, SG&A increased $2.4 million to $16.2 million from $13.7 million for 2001. The 18.4% increase in SG&A was due primarily to higher sales commissions associated with the 24.3% increase in sales, and higher wages and benefits expenses. SG&A also increased due to higher corporate and administrative expenses, including insurance expense partly offset by reduced goodwill amortization expense per the new accounting pronouncements. SG&A, as a percentage of sales, decreased to 14.0% for 2002 from 14.7% in 2001.

     R&D increased to $1.5 million, or 1.3% of sales, in 2002 from $592,000, or 0.6% of sales, in 2001. R&D expenses are primarily related to new product development at the silicon wafer level.

     Net interest expense for 2002 decreased $891,000 to $1.2 million from $2.1 million in 2001, due primarily to a decrease in the use the Company’s credit facilities. In 2002, the Company paid down its credit facilities by $14.6 million, from $36.0 million to $21.4 million.

     Other income for 2002 decreased approximately $718,000 compared to 2001, due primarily to (i) discontinuance of income Diodes-FabTech was receiving from an external company’s use of its testing facilities, (ii) currency exchange losses primarily in Asia, and (iii) a severance payment in 2002 as per a separation agreement.

     The Company recorded a provision for income taxes in the amount of $1.7 million for the year 2002, compared to an income tax benefit of $1.8 million for 2001, due primarily to increased income in the U.S. at higher tax rates. Included in the tax provision in 2002 is $810,000 in deferred taxes recorded for a portion of the 2002 earnings at Diodes-China.

     The minority interest in joint venture represents the minority investor’s share of the Diodes-China joint venture’s income for the period. The increase in the joint venture earnings for 2002 is primarily the result of increased gross profit margins due to increased capacity utilization. As of December 31, 2002, the Company had a 95% controlling interest in the joint venture.

     The Company generated net income of $5.8 million (or $0.47 basic earnings per share and $0.44 diluted earnings per share) in 2002, as compared to $124,000 (or $0.01 basic earnings per share and $0.01 diluted earnings per share) for 2001. This $5.7 million increase is due primarily to the 24.3% sales increase at gross profit margins of 23.1% compared to gross profit margins of 15.2% in 2001.

Financial Condition

    Liquidity and Capital Resources

     The Company’s liquidity requirements arise from the funding of its working capital needs, primarily inventory, work-in-process and accounts receivable, as well as capital expenditures. The Company’s primary sources for working capital and capital expenditures are cash flow from operations, borrowings under the Company’s bank credit facilities and borrowings from principal stockholders. Any withdrawal of support from its banks or principal stockholders could have adverse consequences on the Company’s liquidity. The Company’s liquidity depends, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on the Company’s cash flow. In addition, any abnormal product returns or pricing adjustments may also affect the Company’s source of short-term funding.

     Cash provided by operating activities in 2003 was $18.8 million compared to $20.0 million in 2002 and $14.7 million in 2001. The primary sources of cash flows from operating activities in 2003 were depreciation and amortization of $11.1 million and net income of $10.1 million. The primary sources in 2002 were depreciation and amortization of $9.7 million and net income of $5.8 million. The primary sources of cash flows from operating activities in 2001 were a decrease in inventories of $14.0 million and depreciation and amortization of $8.7 million. The primary use of cash flows from operating activities in 2003 was an increase in accounts receivable of $8.5 million. The primary use of cash flows from operating activities in 2002 was an increase in accounts receivable of $4.8 million. The primary use of cash flows from operating activities in 2001 was a decrease in accrued liabilities of $3.5 million and an increase in deferred income taxes of $3.0 million.

     For the year ended December 31, 2003, accounts receivable increased 37.4% compared to the 18.2% increase in sales as days sales outstanding increased from 62 to 70 days due primarily to a trend in longer payments terms, primarily from Far East customers as well as major distributors. The Company continues to closely monitor its credit terms, while at times providing extended terms, required primarily by Far East customers. The ratio of the Company’s current assets to current liabilities on December 31, 2003 was 1.67 to 1, compared to a ratio of 1.69 to 1 and 1.68 to 1 as of December 31, 2002 and 2001, respectively.

     Cash used by investing activities was $15.3 million in 2003, compared to $6.8 million in 2002 and $8.2 million in 2001. The primary investments were for additional manufacturing equipment and expansion at the Diodes-China manufacturing facility, as well as for the FabTech acquisition payments in 2001.

     On December 1, 2000, the Company purchased all the outstanding capital stock of FabTech Incorporated, a 5-inch wafer foundry located in Lee’s Summit, Missouri from Lite-On Semiconductor Corporation (“LSC”), the Company’s largest stockholder. The acquisition purchase price consisted of approximately $5 million in cash plus FabTech was obligated to repay an aggregate of approximately $19 million of debt, consisting of (i) approximately $13.6 million note payable to LSC, (ii) approximately $2.6 million note payable to the Company, and (iii) approximately $3.0 million note payable to a financial institution (which was repaid on December 4, 2000 with the proceeds of a capital contribution by the Company). The acquisition was financed internally and through bank credit facilities.

     In June 2001, according to the Company’s U.S. bank covenants, Diodes-FabTech was not permitted to make regularly scheduled principal and interest payments to LSC on the remaining $10.0 million payable related to the FabTech acquisition note, but was, however, able to renegotiate with LSC the terms of the note. Under the terms of the amended and restated subordinated promissory note, payments of approximately $417,000 plus interest were scheduled to begin again in July 2002, provided the Company met the terms of its U.S. bank’s covenants. In May 2002, the Company renegotiated the terms of the note with LSC to extend the payment period from two years to four years, and accordingly, payments of approximately $208,000 plus interest began in July 2002.

     Cash provided by financing activities was $1.9 million in 2003, compared to cash used by financing activities of $14.0 million and $2.5 million in 2002 and 2001, respectively. The primary source of cash in 2003 was the receipt of $2.0 million from stock option exercises. At December 31, 2003, the Company’s total bank credit facility of $50.5 million encompasses one major U.S. bank, three banks in Mainland China and five in Taiwan. As of December 31, 2003, the total credit lines were $17.8 million, $25.0 million, and $7.6 million, for the U.S. facility secured by substantially all assets, the unsecured Chinese facilities, and the unsecured Taiwanese facilities, respectively. As of December 31, 2003, the available credit was $3.7 million, $22.0 million, and $4.9 million, for the U.S. facility, the Chinese facilities, and the Taiwanese facilities, respectively.

     In February 2003, the Company and its U.S. bank renewed its $7.5 million revolving credit line, extending it for two years, and obtained an additional $2.0 million credit facility to be used for capital expenditure requirements at its wafer fabrication facility.

     The credit agreements have certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreements, and prohibit the payment of dividends. The Company was in compliance with its covenants as of December 31, 2003.

     The Company has used its credit facilities primarily to fund the capacity expansion at Diodes-China and to a lesser extent Diodes-FabTech, as well as for the FabTech acquisition, and to support all operations. The Company believes that the continued availability of these credit facilities, together with internally generated funds, will be sufficient to meet the Company’s current foreseeable operating cash requirements.

     In July 2001, the Company entered into an interest rate swap agreement with a major U.S. bank which expires November 30, 2004, to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to 25% of its long-term debt. The interest rate under the swap agreement is fixed at 6.8% and is based on the notional amount. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. During 2002 and 2003, variable interest rates decreased resulting in an interest rate swap liability of $37,000 as of December 31, 2003. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

     Total working capital increased 30.4% to $27.2 million as of December 31, 2003, from $20.8 million as of December 31, 2002. The Company believes that such working capital position will be sufficient for foreseeable operations and growth opportunities. The Company’s total debt to equity ratio improved to 0.73 at December 31, 2003, from 0.82 at December 31, 2002. It is anticipated that this ratio may increase should the Company use its credit facilities to fund additional inventory sourcing opportunities.

     The Company has no material plans or commitments for capital expenditures other than in connection with manufacturing expansion at Diodes-China, Diodes-FabTech equipment requirements, and the Company’s implementation of an ERP computer system. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share. Based upon plans for new product introductions, product mixes, capacity restraints on certain product lines and equipment upgrades, the Company anticipates that year 2004 capital expenditures for the manufacturing facilities will be $14-17 million.

Off-Balance Sheet Arrangements

     The Company does not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, hedging (except for the interest rate swap agreement), or research and development services, that could expose us to liability that is not reflected on the face of the financial statements.

Contractual Obligations

     The following table represents the Company’s contractual obligations as of December 31, 2003:

	Payments due by period (in thousands)

Contractual		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$12,583	$5,833	$6,750	$0	$0

Capital leases	3,006	230	460	460	1,856

Operating leases	10,418	2,129	4,243	3,271	775

Total obligations	$26,007	$8,192	$11,453	$3,731	$2,631

     Inflation did not have a material effect on net sales or net income in fiscal years 2001 through 2003. A significant increase in inflation could affect future performance.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

     Foreign Currency Risk. The Company faces exposure to adverse movements in foreign currency exchange rates, primarily in Asia. The Company’s foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon the Company’s financial results. Certain of the Company’s assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar, the Japanese Yen, and the Hong Kong dollar. Because of the relatively small size and nature of each individual currency exposure, the Company does not employ hedging techniques designed to mitigate foreign currency exposures. Therefore, the Company could experience currency gains and losses.

     During the 1997 Asian financial crisis, the Chinese government resisted devaluing the Renminbi (“RMB”) Chinese currency. China is again faced with international pressure demanding the appreciation of the RMB. Should the Chinese government allow a significant RMB appreciation, and the Company not take appropriate means to offset this exposure, the effect could have an adverse impact upon the Company’s financial results.

     Interest Rate Risk. The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A significant rise in interest rates could have an adverse impact upon the Company’s cost of working capital and its interest expense. In July 2001, the Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. The interest rate swap agreement applies to $3.3 million of the Company’s long-term debt at December 31, 2003 and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

     Political Risk. The Company has approximately 66% of its assets in Mainland China, Taiwan and Hong Kong at December 31, 2003. The possibility of political conflict between the two countries or with the United States could have an adverse impact upon the Company’s ability to transact business through these important business segments and to generate profits.

Item 8.      Financial Statements and Supplementary Data

     See “Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K” for the Company’s Consolidated Financial Statements and the notes and schedules thereto filed as part of this Annual Report on Form 10-K.

Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Not Applicable.

Item 9A.    Controls and Procedures

     The Company’s Chief Executive Officer, C.H. Chen, and Chief Financial Officer, Carl C. Wertz, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

     Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

     There was no change in the Company’s internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

     The information to be provided in Part III, Item 10: Directors and Executive Officers of the Registrant (Code of Ethics for Chief Executive Officer and Senior Financial Officers is posted in the Corporate Governance portion of the Investor Relations section on the Company’s website at http://www.diodes.com), Item 11: Executive Compensation, Item 12: Security Ownership of Certain Beneficial Owners and Management, Item 13: Certain Relationships and Related Transactions, and Item 14: Principal Accountant Fees and Services of this Report on Form 10-K is incorporated by reference to the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2003) for its annual stockholders’ meeting for 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Schedules

	(1)	Financial statements:	Page

		Independent Auditors’ Report	30

		Consolidated Balance Sheet at December 31, 2002 and 2003	31 to 32

		Consolidated Statement of Income for the Years Ended December 31,
		2001, 2002, and 2003	33

		Consolidated Statement of Stockholders’ Equity for the Years Ended
		December 31, 2001, 2002, and 2003	34

		Consolidated Statement of Cash Flows for the Years Ended December
		31, 2001, 2002, and 2003	35 to 36

		Notes to Consolidated Financial Statements	37 to 56

	(2)	Schedules:

		Report of Independent Accountants on Financial Statement Schedule	57

		Scheduile II — Valuation and Qualifying Accounts	58

	Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and note thereto.

(b)	Reports on Form 8-K

None

(c)	Exhibits

The exhibits listed on the Index to Exhibits at page 60 are filed as exhibits or incorporated by reference to this Annual Report on Form 10-K.

(d)	Financial Statements of Unconsolidated Subsidiaries and Affiliates

Not Applicable.

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

MOSS ADAMS LLP

/s/ Moss Adams LLP
Los Angeles, California
January 27, 2004

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

DECEMBER 31,	2002	2003

ASSETS

CURRENT ASSETS
Cash	$7,284,000	$12,847,000
Accounts receivable
Customers	19,387,000	27,010,000
Related parties	3,138,000	3,938,000

	22,525,000	30,948,000
Allowance for doubtful accounts	(353,000)	(375,000)

	22,172,000	30,573,000
Inventories	14,916,000	16,164,000
Deferred income taxes, current	4,338,000	5,547,000
Prepaid expenses and other	1,967,000	2,256,000
Prepaid income taxes	261,000	446,000

Total current assets	50,938,000	67,833,000

PROPERTY, PLANT AND EQUIPMENT, net	44,693,000	47,893,000
DEFERRED INCOME TAXES, non-current	3,205,000	1,816,000
OTHER ASSETS
Goodwill	5,090,000	5,090,000
Other	1,084,000	1,163,000

Total assets	$105,010,000	$123,795,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

DECEMBER 31,	2002	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$3,025,000	$8,488,000
Accounts payable
Trade	9,039,000	14,029,000
Related parties	3,361,000	3,453,000
Accrued liabilities	8,693,000	8,715,000
Current portion of long-term debt
Related party	2,500,000	2,500,000
Others	3,333,000	3,333,000
Current portion of capital lease obligations	157,000	161,000

Total current liabilities	30,108,000	40,679,000
LONG-TERM DEBT, net of current portion
Related party	6,250,000	3,750,000
Others	6,333,000	3,000,000
CAPITAL LEASE OBLIGATIONS, net of current portion	2,495,000	2,334,000
MINORITY INTEREST IN JOINT VENTURE	2,145,000	2,582,000
STOCKHOLDERS’ EQUITY
Class A convertible preferred stock —
par value $1.00 per share; 1,000,000
shares authorized; no shares issued and outstanding	—	—
Common stock — par value $0.66 2/3 per share;
30,000,000 shares authorized; 13,939,146 and 14,627,284 shares
issued at 2002 and 2003, respectively	6,195,000	6,502,000
Additional paid-in capital	8,060,000	11,192,000
Retained earnings	45,684,000	55,779,000

	59,939,000	73,473,000
Less:
Treasury stock — 1,613,508 shares of
common stock, at cost	1,782,000	1,782,000
Accumulated other comprehensive loss	478,000	241,000

	2,260,000	2,023,000
	57,679,000	71,450,000

Total liabilities and stockholders’ equity	$105,010,000	$123,795,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,	2001	2002	2003

NET SALES	$93,210,000	$115,821,000	$136,905,000

COST OF GOODS SOLD	79,031,000	89,111,000	100,377,000

Gross profit	14,179,000	26,710,000	36,528,000

OPERATING EXPENSES
Selling, general and administrative	13,711,000	16,228,000	19,586,000
Research and development	592,000	1,472,000	2,049,000
Impairment of fixed assets	—	—	1,000,000
Loss on disposal of fixed assets	8,000	43,000	37,000

Total operating expenses	14,311,000	17,743,000	22,672,000

Income (loss) from operations	(132,000)	8,967,000	13,856,000

OTHER INCOME (EXPENSES)
Interest expense, net	(2,074,000)	(1,183,000)	(860,000)
Other	785,000	67,000	(5,000)

Income (loss) before income taxes
and minority interest	(1,421,000)	7,851,000	12,991,000

INCOME TAX BENEFIT (PROVISION)	1,769,000	(1,729,000)	(2,460,000)

Income before minority interest	348,000	6,122,000	10,531,000

MINORITY INTEREST IN EARNINGS
OF JOINT VENTURE	(224,000)	(320,000)	(436,000)

NET INCOME	$124,000	$5,802,000	$10,095,000

EARNINGS PER SHARE
Basic	$0.01	$0.47	$0.79

Diluted	$0.01	$0.44	$0.70

Number of shares used in computation
Basic	12,216,135	12,276,899	12,730,808

Diluted	13,320,905	13,297,490	14,406,054

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003

	Common stock

	Shares	Shares in Treasury	Amount	Common stock in treasury	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total

BALANCE,
December 31, 2000	13,802,495	1,613,508	$6,134,000	$(1,782,000)	$7,143,000	$39,758,000	$—	$51,253,000
Comprehensive income, net of tax:
Net income for the year
ended December 31, 2001						124,000		124,000
Translation adjustments							(349,000)	(349,000)

Change in unrealized loss on
derivative instruments,
net of tax of $59,000							(88,000)	(88,000)

Total comprehensive income								(313,000)
Exercise of stock options
including $62,000 income
tax benefit	39,001	—	17,000	—	167,000	—	—	184,000

BALANCE,
December 31, 2001	13,841,496	1,613,508	6,151,000	(1,782,000)	7,310,000	39,882,000	(437,000)	51,124,000
Comprehensive income, net of tax:
Net income for the year
ended December 31, 2002						5,802,000		5,802,000
Translation adjustments							(40,000)	(40,000)
Change in unrealized loss on
derivative instruments,
net of tax of $400							(1,000)	(1,000)

Total comprehensive income								5,761,000
Management fee from LSC					375,000			375,000
Exercise of stock options
including $98,000 income
tax benefit	97,650	—	44,000	—	375,000	—	—	419,000

BALANCE
December 31, 2002	13,939,146	1,613,508	$6,195,000	$(1,782,000)	$8,060,000	$45,684,000	$(478,000)	$57,679,000
Comprehensive income, net of tax:
Net income for the year
ended December 31, 2003						10,095,000		10,095,000
Translation adjustments							169,000	169,000
Change in unrealized loss on
derivative instruments,
net of tax of $27,000							68,000	68,000

Total comprehensive income								10,332,000
Management fee from LSC					286,000			286,000
Exercise of stock options
including $1,139,000 income
tax benefit	688,138	—	307,000	—	2,846,000	—	—	3,153,000

BALANCE
December 31, 2003	14,627,284	1,613,508	$6,502,000	$(1,782,000)	$11,192,000	$55,779,000	$(241,000)	$71,450,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,	2001	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$124,000	$5,802,000	$10,095,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	8,670,000	9,747,000	11,073,000
Minority interest earnings	224,000	320,000	436,000
Loss on impairment and disposal of property, plant and equipment	8,000	43,000	1,037,000
Changes in operating assets and liabilities
Accounts receivable	2,660,000	(4,779,000)	(8,490,000)
Inventories	13,975,000	2,139,000	(1,248,000)
Prepaid expenses and other	(399,000)	(711,000)	(388,000)
Deferred income taxes	(2,978,000)	646,000	270,000
Accounts payable	(2,471,000)	3,153,000	5,082,000
Accrued liabilities	(3,486,000)	3,481,000	(15,000)
Income taxes payable (refundable)	(1,620,000)	149,000	954,000

Net cash provided by operating activities	14,707,000	19,990,000	18,806,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8,246,000)	(6,777,000)	(15,646,000)
Proceeds from sales of property, plant and equipment	—	3,000	357,000

Net cash used by investing activities	(8,246,000)	(6,774,000)	(15,289,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) on line of credit, net	(1,247,000)	(3,478,000)	5,463,000
Net proceeds from the issuance of common stock	122,000	321,000	2,014,000
Management incentive reimbursement from LSC	—	375,000	375,000
Proceeds from long-term debt	7,000,000	—	—
Repayments of long-term debt	(8,360,000)	(11,080,000)	(5,833,000)
Repayments of capital lease obligations	—	(133,000)	(157,000)

Net cash provided (used) by financing activities	(2,485,000)	(13,995,000)	1,862,000

EFFECT OF EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	(349,000)	(40,000)	184,000

INCREASE (DECREASE) IN CASH	3,627,000	(819,000)	5,563,000
CASH, beginning of year	4,476,000	8,103,000	7,284,000

CASH, end of year	$8,103,000	$7,284,000	$12,847,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

YEARS ENDED DECEMBER 31	2001	2002	2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,123,000	$1,229,000	$876,000

Income taxes	$2,992,000	$965,000	$999,000

Non-cash activities:
Tax benefit related to stock options
credited to paid-in capital	$62,000	$98,000	$1,139,000

Building acquired through capital lease obligation	$—	$2,785,000	$—

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

      Principles of consolidation — The consolidated financial statements include the accounts of the parent company, Diodes Incorporated (Diodes-North America), its wholly-owned subsidiaries; Diodes Taiwan Corporation, Ltd. (Diodes-Taiwan), Diodes Hong Kong, Ltd. (Diodes-Hong Kong) and FabTech, Inc. (FabTech or Diodes-FabTech); and its majority (95%) owned subsidiary, Shanghai KaiHong Electronics Co., Ltd. (Diodes-China). All significant intercompany balances and transactions have been eliminated in consolidation.

      Revenue recognition — Revenue is recognized when the product is shipped to both end-users and electronic component distributors. The Company reduces revenue in the period of sale for estimates of product returns and other allowances. Allowances for doubtful accounts approximated $353,000 and $375,000, for the years ended December 31, 2002 and 2003, respectively.

      In fiscal 2002 and 2003, Diodes-China received high-technology grants from the local Chinese government of approximately $365,000 and $254,000, respectively. The grants are unrestricted and are available upon receipt to fund the operations of Diodes-China. The Company recognizes this grant income when received. Grants are reported within “other income” on the accompanying statements of income.

     Product warranty — The Company generally warrants its products for a period of one year from the date of sale. Warranty expense historically has not been significant.

      Inventories — Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

      Property, plant and equipment — Property, plant and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives, which range from 20 to 55 years for buildings and 3 to 10 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over 3 to 5 years.

     Goodwill — Beginning in fiscal 2002 with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 (“Goodwill and Other Intangible Assets”), goodwill is no longer amortized, but instead tested for impairment at least annually. As a result of the Company’s adoption of SFAS No. 142, an independent appraiser hired by the Company, performed the required impairment tests of goodwill as of January 1, 2003 and 2004, and has determined that the goodwill is fully recoverable. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated period of benefit (see Note 4).

 DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Impairment on long-lived assets — Certain long-lived assets of the Company are reviewed at least annually as to whether their carrying values have become impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or the projected discounted cash flows from related operations. As of December 31, 2003, the Company expects the remaining carrying value of assets to be recoverable.

      Income taxes — Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of the Company’s assets and liabilities. Income taxes are further explained in Note 9.

      Concentration of credit risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade accounts receivable. Credit risk is limited by the dispersion of the Company’s customers over various geographic areas, operating primarily in the electronics manufacturing and distribution industries. The Company performs on-going credit evaluations of its customers and generally requires no collateral from its customers. Historically, credit losses have not been significant. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions. At times, cash balances may be in excess of Federal Deposit Insurance Corporation limits.

      Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      Stock split — On November 25, 2003, the Company affected a three-for-two stock split for shareholders of record as of November 14, 2003 in the form of a 50% stock dividend. All share and per share amounts in the accompanying financial statements and footnotes reflect the effect of this stock split.

 DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Earnings per share — Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury. Earnings per share is computed using the “treasury stock method” under the Financial Accounting Standards Board (FASB) Statement No. 128.

      For the year ended December 31, 2003, options exercisable for 1,195,000 shares of common stock have been excluded from the computation of diluted earnings per share because their effect is currently anti-dilutive.

	2001	2002	2003

Net income for earnings
per share computation	124,000	5,802,000	10,095,000
Basic
Weighted average number of common
shares oustanding during the year	12,216,135	12,276,899	12,730,808

Basic earnings per share	$0.01	$0.47	$0.79

Diluted
Weighted average number of common
shares outstanding used in calculating
basic earnings per share	12,216,135	12,276,899	12,730,808
Add: additional shares issuable upon
exercise of stock options	1,104,770	1,020,591	1,675,246

Weighted average number of common
shares used in calculating
diluted earnings per share	13,320,905	13,297,490	14,406,054

Diluted earnings per share	$0.01	$0.44	$0.70

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Stock-based compensation — The Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, (“Accounting for Stock Issued to Employees”), and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, (“Accounting for Stock Based Compensation”), to stock based employee compensation.

	For the years ended December 31,

		Amounts Per Share			Amounts Per Share			Amounts Per Share

	2001	Basic	Diluted	2002	Basic	Diluted	2003	Basic	Diluted

Net income	$124,000	$0.01	$0.01	$5,802,000	$0.47	$0.44	$10,095,000	$0.79	$0.70
Additional compensation
for fair value of stock options	(621,860)	(0.05)	(0.05)	(680,860)	(0.06)	(0.05)	(400,000)	(0.03)	(0.03)

Pro forma net income (loss)	$(497,860)	$(.04)	$(.04)	$5,121,140	$0.42	$0.39	$9,695,000	$0.76	$0.67

     Derivative financial instrument — The Company uses an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. The interest rate swap agreement applies to $3.3 million of the Company’s long-term debt and expires November 30, 2004. Market value of the swap as of December 31, 2003 is included in “Accumulated Other Comprehensive Loss”. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

      Beginning December 31, 2000, the Company adopted SFAS No. 133. However, the effect of the adoption was insignificant as the Company held no derivative financial instruments as of December 31, 2000. During fiscal 2001, the Company entered into a swap agreement and variable interest rates decreased during the period resulting in an interest rate swap liability of $37,000 as of December 31, 2003.

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

 DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Functional currencies and foreign currency translation (Continued) — The Company believes this reporting change most appropriately reflects the current economic facts and circumstances of the operations of Diodes-Taiwan. The Company continues to use the U.S. dollar as the functional currency in Diodes-China and Diodes-Hong Kong, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, the Company will periodically assess its position with respect to the functional currency of Diodes-China and Diodes-Hong Kong. Included in net income are foreign currency exchange gains (losses) of approximately $74,000, $(82,000) and $(115,000) for the years ended December 31, 2001, 2002 and 2003, respectively.

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

      Recently issued accounting pronouncements and proposed accounting changes — In May 2003, FASB issued Statement of Financial Accounting Standards (SFAS) No. 150 (“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability because that financial instrument embodies an obligation of an issuer. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. Management believes the adoption of SAFS No. 150 will not have a material impact on the financial statements.

     In April 2003, FASB issued SFAS No. 149 (“Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”). SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively. This Statement amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. Management believes the adoption of SFAS No. 149 will not have a material impact on the financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In November 2002, the FASB issued Interpretation No. 45, (“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”). The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes that its disclosures with regards to these matters are adequate.

     In January 2003, the FASB issued Interpretation No. 46 (“Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”). The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management does not believe the Interpretation will have a material impact on the financial statements.

      Reclassifications — Certain 2001, 2002 and 2003 amounts as well as unaudited quarterly financial data presented in the accompanying consolidated financial statements have been reclassified to conform with 2003 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

NOTE 2 — INVENTORIES

	2002	2003

Finished goods	$9,853,000	$9,920,000
Work-in-progress	1,521,000	1,818,000
Raw materials	5,488,000	6,519,000

	16,862,000	18,257,000
Less: reserves	(1,946,000)	(2,093,000)

	$14,916,000	$16,164,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT

		2002	2003

Buildings and leasehold improvements		$5,153,000	$5,894,000
Construction in-progress		5,639,000	2,810,000
Machinery and equipment		61,657,000	74,171,000

		72,449,000	82,875,000
Less:	Accumulated depreciation
	and amortization	(28,018,000)	(35,244,000)

		44,431,000	47,631,000
Land		262,000	262,000

		$44,693,000	$47,893,000

      The Company is implementing an Enterprise Resource Planning software system for which approximately $2,511,000 and $256,000 is capitalized within construction in-progress in 2002 and 2003, respectively.

NOTE 4 — GOODWILL

     No goodwill was acquired or impaired during the year ended December 31, 2003. As of December 31, 2003, goodwill for Diodes-FabTech and Diodes-China was $4.2 million and $0.9 million, respectively. The following tables show the effect of SFAS No. 142 on net income and earnings per share for the years ended December 31, 2001, 2002, and 2003.

	Years ending December 31,

	2001			2002			2003

		Per Share Amount			Per Share Amount			Per Share Amount

	Amount	Basic	Diluted	Amount	Basic	Diluted	Amount	Basic	Diluted

Reported net income	$124,000	$0.01	$0.01	$5,802,000	$0.47	$0.44	$10,095,000	$0.79	$0.70
Add: Goodwill amortization	288,000	0.02	0.02	—	—	—	—	—	—

Adjusted net income	$412,000	$0.03	$0.03	$5,802,000	$0.47	$0.44	$10,095,000	$0.79	$0.70

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — BANK CREDIT AGREEMENTS AND LONG-TERM DEBT

      Line of credit — The Company maintains credit facilities with several financial institutions through its affiliated entities in the United States and Asia. The credit available under the various facilities as of December 31, 2003, totals $30.7 million, as follows:

2003		Outstanding at December 31,
Credit Facility	Terms	2002	2003

$9,500,000	Revolving, collateralized by all assets, variable
	interest (prime rate, approximately 4.0% at
	December 31, 2003) due monthly	$—	$ 5,782,000
8,333,000	Term loan, collateralized by all assets, variable
	interest (LIBOR + variable margin, approximately
	2.7% at December 31, 2003) due monthly	6,666,000	3,333,000
25,000,000	Unsecured, interest at LIBOR plus margin
	(approximately 2.8% at December 31, 2003) due
	quarterly	3,000,000	3,000,000
7,647,000	Unsecured, variable interest plus margin
	(approximately 1.7% to 2.3% at December 31,
	2003) due monthly	3,025,000	2,706,000

$50,480,000		12,691,000	14,821,000
Less:	Long-term debt (included in table below)	(9,666,000)	(6,333,000)

Line of credit		$3,025,000	$ 8,488,000

      During 2003, the average and maximum borrowings on the revolving line of credit were $3,781,000 and $5,782,000, respectively. The weighted average interest rate and outstanding borrowings was 4.1% in 2003.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

     Long-term debt — The balances remaining as of December 31 consist of the following:

	2002	2003

Note payable to LSC, a major stockholder of the Company (see Note
11), due in equal monthly installments of $208,000 plus interest beginning July 31, 2002, through June 30, 2006. The unsecured note bears interest at LIBOR plus 2% (approximately 3.2% at December 31,
2003) and is subordinated to the interest of the Company’s primary
lender.	$8,750,000	$6,250,000
Term note portion of $25,000,000 China credit facility due in 2005.	3,000,000	3,000,000
Note payable to U.S. bank, secured by substantially all assets, due in aggregate monthly principal payments of $278,000 plus interest at 6.8%
fixed by hedge contract through December 2004.	6,666,000	3,333,000

	18,416,000	12,583,000
Less: Current portion	(5,833,000)	(5,833,000)

Long-term debt, net of current portion	$12,583,000	$6,750,000

     The credit facilities contain certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and attainment of certain financial results, and prohibit the payment of dividends.

 DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

      The aggregate maturities of long-term debt for future years ending December 31 are:

2004	5,833,000
2005	2,500,000
2006	4,250,000

$12,583,000

      In July 2001, the Company entered into an interest rate swap agreement with a bank, which expires November 30, 2004. The Company has entered into this agreement to hedge its interest exposure. The interest rate under the swap agreement is fixed at 6.8% and is based on the notional amount, which was $2,292,000 at December 31, 2003.

NOTE 6 — CAPITAL LEASE OBLIGATIONS

      Future minimum lease payments under capital lease agreements are summarized as follows:

For years ending December 31,
2004	$230,000
2005	230,000
2006	230,000
2007	230,000
2008	230,000
Thereafter	1,856,000

3,006,000
Less: Interest	(511,000)

Present value of minimum lease payments	2,495,000

Less: Current portion	(161,000)

Long-term portion	$2,334,000

      At December 31, 2003, property under capital leases had a cost of $2,785,000, and the related accumulated depreciation amounted to $371,000.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — ACCRUED LIABILITIES

	2002	2003

Employee compensation and payroll taxes	$3,915,000	$4,501,000
Sales commissions	250,000	686,000
Refunds to product distributors	139,000	334,000
Other	2,233,000	1,319,000
Equipment purchases	2,156,000	1,875,000

	$8,693,000	$8,715,000

NOTE 8 — VALUATION OF FINANCIAL INSTRUMENTS

      The Company’s financial instruments include cash, accounts receivable, accounts payable, working capital line of credit, and long-term debt. The Company estimates the carrying amounts of all financial instruments described above to approximate fair value based upon current market conditions, maturity dates, and other factors.

NOTE 9 — INCOME TAXES

     The components of the income tax provisions are as follows:

	2001	2002	2003

Current tax provision
Federal	$—	$—	$1,167,000
Foreign	1,132,000	1,231,000	1,183,000
State	1,000	1,000	40,000

	1,133,000	1,232,000	2,390,000
Deferred tax expense (benefit)	(2,902,000)	497,000	70,000

Total income tax provision (benefit)	$(1,769,000)	$1,729,000	$2,460,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INCOME TAXES (Continued)

     Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2001, 2002 and 2003 are as follows:

	2001		2002		2003

		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings	Amount	earnings	Amount	earnings

Federal tax	$(483,000)	(34.0)	$2,669,000	34.0	$4,417,000	34.0
State franchise tax,
net of Federal benefit	(82,000)	(5.8)	455,000	5.8	753,000	5.8
Foreign income tax rate difference	(1,204,000)	(84.7)	(1,409,000)	(18.0)	(2,808,000)	(21.6)
Other	—	—	14,000	0.2	98,000	0.8

Income tax provision (benefit)	$(1,769,000)	(124.5)	$1,729,000	22.0	$2,460,000	19.0

     In accordance with the current taxation policies of the People’s Republic of China (PRC), Diodes-China received preferential tax treatment for the years ended December 31, 1996 through 2003. Earnings were subject to 0% tax rates from 1996 through 2000, and 12% in 2001, 2002 and 2003. Earnings in 2004 will be taxed at 12% (one half the normal central government tax rate). Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2002 and 2003. Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations.

     In accordance with United States tax law, the Company receives credit against its U.S. Federal tax liability for corporate taxes paid in Taiwan and China. The repatriation of funds from Taiwan and China to the Company may be subject to state income taxes. In the year ended December 31, 2001, Diodes-Taiwan distributed a dividend of approximately $2.6 million, which is included in U.S. Federal and state taxable income.

     As of December 31, 2003, accumulated and undistributed earnings of Diodes-China are approximately $36.6 million, including $10.0 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the earnings of Diodes-China in preparation of a dividend distribution. As of December 31, 2003, the Company has recorded $1.7 million in deferred taxes on the cumulative earnings, but has made no distributions. The Company intends to dividend $6.0 million from Diodes-China to the U.S. in 2004. It is anticipated that this transaction will not have a material effect on net income as the U.S. income taxes have already been accrued.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INCOME TAXES (Continued)

     The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China and Diodes-Hong Kong to the extent such earnings may be appropriated for distribution to the Company’s corporate office in North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company’s North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company’s foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

      At December 31, 2002 and 2003, the Company’s deferred tax assets and liabilities are comprised of the following items:

	2002	2003

Deferred tax assets, current
Inventory cost	$631,000	$272,000
Accrued expenses and accounts receivable	706,000	566,000
Net operating loss carryforwards and other	3,001,000	4,709,000

	$4,338,000	$5,547,000

Deferred tax assets, non-current
Plant, equipment and intangible assets	$(2,784,000)	$(2,380,000)
Net operating loss carryforwards and other	5,989,000	4,196,000

	$3,205,000	$1,816,000

NOTE 10 — STOCK OPTION PLANS

      The Company has stock option plans for directors, officers, and key employees, which provide for non-qualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for the incentive options) at the date of grant. The options generally expire ten years from the date of grant and are exercisable over the period stated in each option. Approximately 783,700 shares were available for future grants under the plans as of December 31, 2003.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STOCK OPTION PLANS (Continued)
	Outstanding Options

		Exercise Price Per Share

			Weighted
	Number	Range	Average

Balance, December 31, 2000	2,908,490	$0.83-15.94	$5.94
Granted	339,300	4.15-5.55	5.52
Exercised	(39,001)	2.22-3.33	3.13
Canceled	(36,148)	4.45-15.94	13.29

Balance, December 31, 2001	3,172,641	0.83-15.94	5.85
Granted	515,550	5.69-6.38	5.72
Exercised	(97,650)	0.83-5.55	3.28
Canceled	(5,400)	5.55-5.69	5.62

Balance, December 31, 2002	3,585,141	0.83-15.94	5.90
Granted	502,950	10.63-13.04	13.03
Exercised	(688,141)	0.83-15.94	2.93
Canceled	(4,750)	5.55-5.69	5.65

Balance, December 31, 2003	3,395,200	$2.22-15.94	$7.56

     As of December 31, 2003, approximately 2,442,400 of the options granted were exercisable. The following summarizes information about stock options outstanding at December 31, 2003:

	Range of exercise	Number	Weighted average	Weighted average
	prices	outstanding	remaining contractual life	exercise price

'93 NQO	2.67-15.94	1,163,250	4.5	$7.60
'93 ISO	2.22-15.94	1,249,750	4.9	$6.06
'01 Plan	4.77-13.04	982,200	8.6	$9.42

		3,395,200

      The Company also has an incentive bonus plan, which reserves shares of stock for issuance to key employees. As of December 31, 2003, 279,000 shares remain available for issuance under this plan. No shares were issued under this incentive bonus plan for years ended December 31, 2001 through 2003.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STOCK OPTION PLANS (Continued)

      The pro forma information disclosed in Note 1 recognizes as compensation the value of stock options granted using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The following is the average of the data used to calculate the fair value:

	Risk-free		Expected	Expected
December 31,	interest rate	Expected life	volatility	dividends

2003	3.00%	5 years	69.22%	N/A
2002	4.00%	5 years	54.40%	N/A
2001	5.00%	5 years	79.55%	N/A

NOTE 11 — RELATED PARTY TRANSACTIONS

      Lite-On Semiconductor Corporation (LSC) — In July 1997, Vishay Intertechnology, Inc. (Vishay) and the Lite-On Group, a Taiwanese consortium, formed a joint venture — Vishay/Lite-On Power Semiconductor Pte., LTD. (Vishay/LPSC) — to acquire Lite-On Power Semiconductor Corp. (LPSC), a then 37% shareholder of the Company and a member of the Lite-On Group of the Republic of China. The Lite-On Group is a leading manufacturer of power semiconductors, computer peripherals, and communication products.

      In March 2001, Vishay agreed to sell its 65% interest in the Vishay/LPSC joint venture to the Lite-On Group, the 35% joint venture partner. Because of this transaction, the Lite-On Group, through LPSC, its wholly-owned subsidiary, indirectly owned approximately 37% of the Company’s common stock. In December 2001, LPSC merged with Dyna Image Corporation of Taipei, Taiwan. Dyna Image is the world’s largest manufacturer of Contact Image Sensors (CIS), which are used in fax machines, scanners, and copy machines. The combined company is called Lite-On Semiconductor Corporation (LSC). At December 31, 2003, LSC owned approximately 35.4% of the Company’s common stock. The Company considers its relationship with LSC to be mutually beneficial and the Company and LSC will continue its strategic alliance as it has since 1991. The Company buys product from and sell products to LSC. Net sales to and purchases from LSC were as follows for years ended December 31:

	2001	2002	2003

Net sales	$7,435,000	$16,147,000	$14,628,000
Purchases	8,002,000	14,292,000	18,667,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RELATED PARTY TRANSACTIONS (Continued)

      As a result of the acquisition of FabTech from LSC, the Company is indebted to LSC in the amount of $6,250,000 as of December 31, 2003. Terms of the debt are indicated in Note 5. No interest expense is outstanding as of December 31, 2003 on this debt. As per the terms of the acquisition agreement, LSC entered into a volume purchase agreement with FabTech pursuant to which LSC is obligated to purchase from FabTech, and FabTech is obligated to manufacture and sell to LSC, silicon wafers.

      Other related parties — For the years ended December 31, 2002, and 2003, the Company purchased approximately $4,394,000 and $2,961,000, respectively, of its inventory purchases from companies owned by its 5% minority shareholder in Diodes-China.

      Accounts receivable from and accounts payable to related parties were as follows as of December 31:

	2002	2003

Accounts receivable
LSC	$3,138,000	$3,111,000
Other	—	827,000

	$3,138,000	$3,938,000

Accounts payable
LSC	$2,803,000	$2,914,000
Other	558,000	539,000

	$3,361,000	$3,453,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — GEOGRAPHIC INFORMATION

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

      The Company’s operations include the domestic operations (Diodes and FabTech) located in the United States and the Asian operations (Diodes-Taiwan located in Taipei, Taiwan, Diodes-China located in Shanghai, China, and Diodes-Hong Kong located in Hong Kong, China). European operations are consolidated within the U.S. operations.

      The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

	Asia	U.S.A.	Consolidated

2003

Total sales	$124,412,000	$72,188,000	$196,600,000
Intercompany sales	(48,378,000)	(11,317,000)	(59,695,000)

Net sales	$76,034,000	$60,871,000	$136,905,000

Assets	82,142,000	41,653,000	$123,795,000
Property, plant & equipment, net	35,941,000	11,952,000	47,893,000
2002

Total sales	$95,081,000	$66,338,000	$161,419,000
Intercompany sales	(39,592,000)	(6,006,000)	(45,598,000)

Net sales	$55,489,000	$60,332,000	$115,821,000

Assets	63,721,000	41,289,000	105,010,000
Property, plant & equipment, net	32,313,000	12,380,000	44,693,000
2001

Total sales	$71,589,000	$53,705,000	$125,294,000
Intercompany sales	(28,978,000)	(3,106,000)	(32,084,000)

Net sales	$42,611,000	$50,599,000	$93,210,000

Assets	58,877,000	44,381,000	103,258,000
Property, plant & equipment, net	31,779,000	13,146,000	44,925,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — COMMITMENTS and CONTINGENCIES

      Operating leases — The Company leases its offices, manufacturing plants and warehouses under operating lease agreements expiring through December 2010. The Company may, at its option, extend the lease for a five-year term upon termination. Rent expense amounted to approximately $2,556,000, $2,711,000 and $2,455,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

      Future minimum lease payments under non-cancelable operating leases for years ending December 31 are:

2004	$2,129,000
2005	2,122,000
2006	2,121,000
2007	1,708,000
2008	1,563,000
Thereafter	775,000

$10,418,000

           Environmental matters — In June 2000, the Company received a claim from one of its former U.S. landlords regarding potential ground-water contamination at a site in which the Company engaged in manufacturing from 1967 to 1973. A settlement is forthcoming, which the Company does not expect to have a material effect on its financial results.

NOTE 14 — EMPLOYEE BENEFIT PLANS

      The Company maintains a 401(k) profit sharing plan (the Plan) for the benefit of qualified employees at the North American locations. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company makes a contribution of $1 for every $2 contributed by the participant up to 6% of the participant’s eligible payroll. In addition, the Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan. For the years ended December 31, 2001, 2002, and 2003, the Company’s total contribution to the Plan was approximately $207,000, $582,000, and $848,000, respectively.

      The Company also maintains retirement plans pursuant to Taiwan Labor Standard Law and Factory Law, as well as China Municipal Government regulations. For the years ended December 31, 2001, 2002, and 2003, the total contribution to the plans was approximately $258,000, $335,000, and $393,000, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — MANAGEMENT INCENTIVE AGREEMENTS

      As part of the FabTech acquisition, the Company entered into management incentive agreements with several members of FabTech’s management. The agreements provide a guaranteed aggregate $375,000 annual payment as well as contingent bonuses based on the annual profitability of FabTech (subject to a maximum annual amount). Because the profitability targets were not met, no contingent bonus was earned or paid in the years 2001 through 2003. Guaranteed and maximum contingent bonus payments provided for by the management incentive agreements for the year ended December 31, 2004 (the final year of the agreements) are $375,000 and $1.2 million, respectively. Any portion of the guaranteed and contingent liability paid by FabTech is reimbursed by LSC.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

Fiscal 2003
Net sales	$29,446,000	$33,316,000	$34,941,000	$39,202,000
Gross profit	7,461,000	8,346,000	9,162,000	11,559,000
Net income	1,923,000	2,172,000	2,563,000	3,437,000
Earnings per share
Basic	$0.15	$0.17	$0.20	$0.27
Diluted	0.14	0.15	0.18	0.23

	Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

Fiscal 2002
Net sales	$26,924,000	$29,946,000	$30,287,000	$28,664,000
Gross profit	4,345,000	7,098,000	7,862,000	7,405,000
Net income	208,000	1,564,000	1,767,000	2,263,000
Earnings per share
Basic	$0.02	$0.13	$0.14	$0.18
Diluted	0.02	0.12	0.13	0.17

	Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

Fiscal 2001
Net sales	$25,109,000	$20,730,000	$21,937,000	$25,434,000
Gross profit	4,121,000	4,044,000	2,419,000	3,595,000
Net income (loss)	521,000	525,000	(847,000)	(75,000)
Earnings (loss) per share
Basic	$0.04	$0.04	$(0.07)	$(0.01)
Diluted	0.04	0.04	(0.06)	(0.01)

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries

Our audits of the consolidated financial statements of Diodes Incorporated and Subsidiaries referred to in our report dated January 27, 2004 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

MOSS ADAMS LLP

/s/ Moss Adams LLP
Los Angeles, California
January 27, 2004

DIODES INCORPORATED AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COL A	COL B	COL C	COL D	COL E

		Additions
	Balance at	charged		Balance at
	beginning	to costs &		end of
Description	of period	expenses	Deductions	period

Year ended December 31,
2001
Allowance for doubtful accounts	$311,000	$51,000	$19,000	$343,000
Reserve for slow moving and obsolete inventory	2,701,000	2,117,000	2,442,000	2,376,000

2002
Allowance for doubtful accounts	$343,000	$45,000	$35,000	$353,000
Reserve for slow moving and obsolete inventory	2,376,000	1,086,000	1,562,000	1,900,000

2003
Allowance for doubtful accounts	$353,000	$75,000	$53,000	$375,000
Reserve for slow moving and obsolete inventory	1,900,000	1,244,000	1,098,000	2,046,000

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ C.H. Chen	March 11, 2004

C.H. CHEN
President & Chief Executive Officer
(Principal Executive Officer)

By: /s/ Carl C. Wertz	March 11, 2004

CARL C. WERTZ
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2004.

/s/ Raymond Soong	/s/ C.H. Chen

RAYMOND SOONG	C.H. CHEN
Chairman of the Board of Directors	Director

/s/ Michael R. Giordano	/s/ M.K. Lu

MICHAEL R. GIORDANO	M.K. LU
Director	Director

/s/ Keh-Shew Lu	/s/ John M. Stich

KEH-SHEW LU	JOHN M. STICH
Director	Director

/s/ Shing Mao

SHING MAO
Director

INDEX TO EXHIBITS

Number		Description	Sequential Page Number

3.1		Certificate of Incorporation of Diodes Incorporated (the “Company”) dated July 29, 1968 (1)
3.2		Amended By-laws of the Company dated August 14, 1987 (2)
3.3		Amended Certificate of Incorporation of the Company dated June 12, 2000 (25)
10.1		Stock Purchase and Termination of Joint Shareholder Agreement (3)
10.2		1994 Credit Facility Agreement between the Company and Wells Fargo Bank, National Association (4)
10.3	*	Company’s 401(k) Plan - Adoption Agreement (5)
10.4	*	Company’s 401(k) Plan - Basic Plan Documentation #03 (5)
10.5	*	Employment Agreement between the Company and Pedro Morillas (6)
10.6	*	Company’s Incentive Bonus Plan (7)
10.7	*	Company’s 1982 Incentive Stock Option Plan (7)
10.8	*	Company’s 1984 Non-Qualified Stock Option Plan (7)
10.9	*	Company’s 1993 Non-Qualified Stock Option Plan (7)
10.10	*	Company’s 1993 Incentive Stock Option Plan (5)
10.11		$6.0 Million Revolving Line of Credit Note (8)
10.12		Credit Agreement between Wells Fargo Bank and the Company dated November 1, 1995 (8)
10.13		KaiHong Compensation Trade Agreement for SOT-23 Product (9)
10.14		KaiHong Compensation Trade Agreement for MELF Product (10)
10.15		Lite-On Power Semiconductor Corporation Distributorship Agreement (11)
10.16		Loan Agreement between the Company and FabTech Incorporated (12)
10.17		KaiHong Joint Venture Agreement between the Company and Mrs. J.H. Xing (12)
10.18		Quality Assurance Consulting Agreement between LPSC and Shanghai KaiHong Electronics Company, Ltd.(13)
10.19		Loan Agreement between the Company and Union Bank of California, N.A. (13)
10.20		First Amendment to Loan Agreement between the Company and Union Bank of California, N.A. (14)
10.21		Guaranty Agreement between the Company and Shanghai KaiHong Electronics Co., Ltd. (14)
10.22		Guaranty Agreement between the Company and Xing International, Inc. (14)
10.23		Fifth Amendment to Loan Agreement (15)
10.24		Term Loan B Facility Note (15)
10.25		Bank Guaranty for Shanghai KaiHong Electronics Co., LTD (16)
10.26		Consulting Agreement between the Company and J.Y. Xing (17)
10.27		Software License Agreement between the Company and Intelic Software Solutions, Inc. (18)
10.28		Diodes-Taiwan Relationship Agreement for FabTech Wafer Sales (19)
10.29		Separation Agreement between the Company and Michael A. Rosenberg (20)
10.30		Stock Purchase Agreement dated as of November 28, 2000, among Diodes Incorporated, FabTech, Inc. and Lite-On Power Semiconductor Corporation (24)
10.31		Volume Purchase Agreement dated as of October 25, 2000, between FabTech, Inc. and Lite-On Power Semiconductor Corporation (24)
10.32		Credit Agreement dated as of December 1, 2000, between Diodes Incorporated and Union Bank of California (24)
10.33		Subordination Agreement dated as of December 1, 2000, by Lite-On Power Semiconductor Corporation in favor of Union Bank of California (24)
10.34		Subordinated Promissory Note in the principal amount of $13,549,000 made by FabTech, Inc. payable to Lite-On Power Semiconductor Corporation (24)
10.35		Amended and Restated Subordinated Promissory Note between FabTech, Inc. and Lite-On Semiconductor Corp. (26)
10.36		Diodes Incorporated Building Lease – Third Amendment (29)
10.37		Document of Understanding between the Company and Microsemi Corporation (29)
10.38		Swap Agreement between the Company and Union Bank of California (30)
10.39		First Amendment and Waver between the Company and Union Bank of California (30)
10.40		Second Amendment and Waver between the Company and Union Bank of California (30)
10.41		Banking Agreement between Diodes-China and Everbright Bank of China (30)
10.42		Banking Agreement between Diodes-China and Agricultural Bank of China (30)
10.43		Banking Agreement between Diodes-Taiwan and Farmers Bank of China (30)
10.44		Audit Committee Charter (31)
10.45		2001 Omnibus Equity Incentive Plan (31)
10.46		Sale and Leaseback Agreement between the Company and Shanghai Ding Hong Company, Ltd. (32)

10.47	Lease Agreement between the Company and Shanghai Ding Hong Company, Ltd. (32)
10.48	Third Amendment and Waiver to Union Bank Credit Agreement (33)
10.49	Revolving Credit Extension between the Company and Union Bank (34)
10.50	Amended and Restated Credit Agreement between the Company and Union Bank (35)
10.51	$2.0 Million Non Revolving-To-Term Note between the Company and Union Bank (35)
14	Code of Ethics for Chief Executive Officer and Senior Financial Officers (36)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Public Accountants
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1943, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1943, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1981, which is hereby incorporated by reference.
(2)	Previously filed as Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1988, which is hereby incorporated by reference.
(3)	Previously filed with the Company’s Form 8-K, filed with the Commission on July 1, 1994, which is hereby incorporated by reference.
(4)	Previously filed as Exhibit 10.4 to Form 10-KSB/A filed with the Commission for fiscal year ended December 31, 1993, which is hereby incorporated by reference.
(5)	Previously filed with Company’s Form 10-K, filed with the Commission on March 31, 1995, which is hereby incorporated by reference.
(6)	Previously filed as Exhibit 10.6 to Form 10-KSB filed with the Commission on August 2, 1994, for the fiscal year ended December 31, 1993, which is hereby incorporated by reference.
(7)	Previously filed with Company’s Form S-8, filed with the Commission on May 9, 1994, which is hereby incorporated by reference.
(8)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 14, 1995, which is hereby incorporated by reference.
(9)	Previously filed as Exhibit 10.2 to Form 10-Q/A, filed with the Commission on October 27, 1995, which is hereby incorporated by reference.
(10)	Previously filed as Exhibit 10.3 to Form 10-Q/A, filed with the Commission on October 27, 1995, which is hereby incorporated by reference.
(11)	Previously filed as Exhibit 10.4 to Form 10-Q, filed with the Commission on July 27, 1995, which is hereby incorporated by reference.
(12)	Previously filed with Company’s Form 10-K, filed with the Commission on April 1, 1996, which is hereby incorporated by reference.
(13)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 15, 1996, which is hereby incorporated by reference.
(14)	Previously filed with Company’s Form 10-K, filed with the Commission on March 26, 1997, which is hereby incorporated by reference.
(15)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 11, 1998, which is hereby incorporated by reference.
(16)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 11, 1998, which is hereby incorporated by reference.
(17)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 11, 1998, which is hereby incorporated by reference.
(18)	Previously filed with Company’s Form 10-K, filed with the Commission on March 26, 1999, which is hereby incorporated by reference.
(19)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 10, 1999, which is hereby incorporated by reference.
(20)	Previously filed with Company’s Form 10-K, filed with the Commission on March 28, 2000, which is hereby incorporated by reference.
(21)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 10, 2000, which is hereby incorporated by reference.

(22)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 4, 2000, which is hereby incorporated by reference.
(23)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 13, 2000, which is hereby incorporated by reference.
(24)	Previously filed with Company’s Form 8-K, filed with the Commission on December 14, 2000, which is hereby incorporated by reference.
(25)	Previously filed with Company’s Definitive Proxy Statement, filed with the Commission on May 1, 2000, which is hereby incorporated by reference.
(26)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 7, 2001, which is hereby incorporated by reference.
(27)	Previously filed with Company’s Form 10-K, filed with the Commission on March 28, 2001, which is hereby incorporated by reference.
(28)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 11, 2001, which is hereby incorporated by reference.
(29)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 2, 2001, which is hereby incorporated by reference.
(30)	Previously filed with Company’s Form 10-K, filed with the Commission on March 31, 2002, which is hereby incorporated by reference.
(31)	Previously filed with Company’s Definitive Proxy Statement, filed with the Commission on April 27, 2001, which is hereby incorporated by reference.
(32)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 15, 2002, which is hereby incorporated by reference.
(33)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 14, 2002, which is hereby incorporated by reference.
(34)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 14, 2002, which is hereby incorporated by reference.
(35)	Previously filed with Company’s Form 10-K, filed with the Commission on March 31, 2003, which is hereby incorporated by reference.
(36)	Provided in the Corporate Governance portion of the Investor Relations section on the Company’s website at http://www.diodes.com, as well as incorporated by reference to the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2003) for its annual stockholders’ meeting for 2004.

* Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.