Form 10-Q
period 2004-03-31
DIODES INC /DEL/
filed 2004-05-10
CIK 29002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2004

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

The number of shares of the registrant's Common Stock, $0.66 2/3-par value, outstanding as of May 7, 2004 was 14,877,859, including 1,613,508 shares of treasury stock.


                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET


                                     ASSETS

                                                                               DECEMBER 31,             MARCH 31,
                                                                                  2003                    2004
                                                                           -------------------     -------------------
                                                                                                      (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                  $  12,847,000           $  10,474,000
     Accounts receivable
         Customers                                                                 27,010,000              27,804,000
         Related parties                                                            3,938,000               3,598,000
                                                                           -------------------     -------------------
                                                                                   30,948,000              31,402,000
         Less:  Allowance for doubtful receivables                                    375,000                 379,000
                                                                           -------------------     -------------------
                                                                                   30,573,000              31,023,000

     Inventories                                                                   16,164,000              17,992,000
     Deferred income taxes, current                                                 5,547,000               6,856,000
     Prepaid expenses and other current assets                                      2,256,000               2,617,000
     Prepaid income taxes                                                             446,000                 531,000
                                                                           -------------------     -------------------
                  Total current assets                                             67,833,000              69,493,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
    of accumulated depreciation and amortization                                   47,893,000              47,711,000

DEFERRED INCOME TAXES, non-current                                                  1,816,000               1,524,000

OTHER ASSETS
     Goodwill                                                                       5,090,000               5,090,000
     Other                                                                          1,163,000               1,099,000
                                                                           -------------------     -------------------

TOTAL ASSETS                                                                    $ 123,795,000           $ 124,917,000
                                                                           ===================     ===================

              The accompanying notes are an integral part of these
                             financial statements.


                      DIODES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 DECEMBER 31,            MARCH 31,
                                                                                    2003                   2004
                                                                              ------------------     ------------------
                                                                                                        (UNAUDITED)
CURRENT LIABILITIES
     Line of credit                                                             $     8,488,000          $   5,156,000
     Accounts payable
         Trade                                                                       14,029,000             13,630,000
         Related parties                                                              3,453,000              4,063,000
     Accrued liabilities                                                              8,715,000              7,148,000
     Current portion of long-term debt
         Related party                                                                2,500,000              2,500,000
         Other                                                                        3,333,000              2,500,000
     Current portion of capital lease obligations                                       161,000                162,000
                                                                              ------------------     ------------------
                  Total current liabilities                                          40,679,000             35,159,000

LONG-TERM DEBT, net of current portion
         Related party                                                                3,750,000              3,125,000
         Other                                                                        3,000,000              3,000,000

CAPITAL LEASE OBLIGATIONS, net of current portion                                     2,334,000              2,278,000

MINORITY INTEREST IN JOINT VENTURE                                                    2,582,000              2,725,000

STOCKHOLDERS' EQUITY
     Class A convertible preferred stock - par value $1.00 per share;  1,000,000 shares authorized;
         no shares issued and outstanding                                                    --                     --
     Common stock - par value $0.66 2/3 per share;
         30,000,000 shares authorized; 14,627,284 and 14,798,709
         shares issued at December 31, 2003
         and March 31, 2004, respectively                                             6,502,000              6,614,000
     Additional paid-in capital                                                      11,192,000             13,118,000
     Retained earnings                                                               55,779,000             60,635,000
                                                                              ------------------     ------------------
                                                                                     73,473,000             80,367,000
     Less:
         Treasury stock - 1,613,508 shares of common stock, at cost                   1,782,000              1,782,000
         Accumulated other comprehensive loss (gain)                                    241,000                (45,000)
                                                                              ------------------     ------------------
                                                                                      2,023,000              1,737,000

                  Total stockholders' equity                                         71,450,000             78,630,000
                                                                              ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   123,795,000          $ 124,917,000
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


                      DIODES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                   ---------------------------------------
                                                                         2003                 2004
                                                                   ----------------    -------------------
          NET SALES                                                 $  29,446,000      $   41,430,000
          COST OF GOODS SOLD                                           21,985,000          28,680,000
                                                                   ----------------    -------------------
               Gross profit                                             7,461,000          12,750,000

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  4,233,000           5,491,000
          RESEARCH AND DEVELOPMENT EXPENSES                               346,000             748,000
          LOSS (GAIN) ON SALE OF FIXED ASSETS                             (88,000)             23,000
                                                                   ----------------    -------------------
               Total operating expenses                                 4,491,000           6,262,000

               Operating income                                         2,970,000           6,488,000

          OTHER EXPENSE
               Interest, net                                             (244,000)           (182,000)
               Other                                                      (89,000)           (147,000)
                                                                   ----------------    -------------------
                                                                         (333,000)           (329,000)

          Income from operations before income taxes  and
          minority interest                                             2,637,000           6,159,000
          INCOME TAX PROVISION                                           (617,000)         (1,160,000)
                                                                   ----------------    -------------------
          Income from operations before minority interest               2,020,000           4,999,000

          MINORITY INTEREST IN JOINT VENTURE EARNINGS                     (97,000)           (143,000)
                                                                   ----------------    -------------------
          NET INCOME                                                $   1,923,000      $    4,856,000
                                                                   ================    ===================
          EARNINGS PER SHARE
               Basic                                                $        0.15      $         0.37
               Diluted                                              $        0.14      $         0.32
                                                                   ================    ===================
          WEIGHTED AVERAGE SHARES OUTSTANDING
               Basic                                                   12,471,993          13,096,836
               Diluted                                                 13,727,244          15,286,416
                                                                   ================    ===================


              The accompanying notes are an integral part of these
                             financial statements.


                      DIODES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                       ---------------------------------------
                                                                                             2003                 2004
                                                                                       -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                         $   1,923,000        $   4,856,000
     Adjustments to reconcile net income to net cash
provided by operating activities:
         Depreciation and amortization                                                      2,614,000            3,170,000
         Minority interest earnings                                                            97,000              143,000
         Loss (gain) on sale of property, plant and equipment                                 (88,000)              23,000
     Changes in operating assets:
         Accounts receivable                                                                  257,000             (645,000)
         Inventories                                                                       (2,030,000)          (1,828,000)
         Prepaid expenses, taxes and other assets                                             354,000              107,000
     Changes in operating liabilities:
         Accounts payable                                                                     592,000              211,000
         Accrued liabilities                                                               (1,630,000)          (1,652,000)
                                                                                       -----------------    ------------------
              Net cash provided by operating activities                                     2,089,000            4,385,000
                                                                                       -----------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property, plant and equipment                                             (3,933,000)          (3,320,000)
     Proceeds from sale of property, plant and equipment                                      442,000                   --
                                                                                       -----------------    ------------------
              Net cash used by investing activities                                        (3,491,000)          (3,320,000)
                                                                                       -----------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Advances on (repayments of) line of credit, net                                        3,518,000           (3,332,000)
     Proceeds from the issuance of common stock                                               262,000              745,000
     Repayments of long-term obligations                                                   (1,458,000)          (1,458,000)
     Repayments of capital lease obligations                                                  (54,000)             (54,000)
     Management incentive reimbursement from LSC                                              375,000              375,000
                                                                                       -----------------    ------------------

              Net cash provided (used) by financing activities                              2,643,000           (3,724,000)
                                                                                       -----------------    ------------------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                                                 11,000              286,000

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                 1,252,000           (2,373,000)

CASH AT BEGINNING OF PERIOD                                                                 7,284,000           12,847,000
                                                                                       -----------------    ------------------

CASH AT END OF PERIOD                                                                   $   8,536,000        $  10,474,000
                                                                                       =================    ==================

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION  Cash paid during the period for:
   Interest                                                                             $     244,000        $     186,000
                                                                                       =================    ==================
   Income taxes                                                                         $     265,000        $   1,189,000
                                                                                       =================    ==================
     Non-cash activities:
   Tax benefit of stock options exercised credited to additional paid-in capital                   --        $   1,113,000
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


                      DIODES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

                  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated financial data at December 31, 2003 is derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

NOTE B - FUNCTIONAL CURRENCIES, COMPREHENSIVE GAIN/LOSS AND FOREIGN CURRENCY
         TRANSLATION

                  The Company entered into an interest rate swap agreement with a major U.S. bank which expires November 30, 2004, to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt, the effect of which resulted in $10,000 gain for the three months ended March 31, 2004.

                  The Company uses the U.S. dollar as the functional currency in Diodes-China and Diodes-Hong Kong, and uses the NT dollar as the functional currency in Diodes-Taiwan, as substantially all monetary transactions are made in the functional currency, and other significant economic facts and circumstances currently support that position. The translation of the balance sheet and statement of income of Diodes-Taiwan from the local currency into the reporting currency (U.S. dollar) results in translation adjustments, the effect of which is reflected in the accompanying statement of comprehensive income and on the balance sheet as a separate component of shareholders' equity.

                  The effect of a $276,000 gain in translation adjustments and the $10,000 gain related to the interest rate swap agreement results in a change in accumulated other comprehensive income of $286,000 for the three months ended March 31, 2004, and is reflected on the balance sheet as a separate component of shareholders' equity. There were no other components of other comprehensive loss (income) for the three months ended March 31, 2004.

NOTE C - INVENTORIES

                  Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

                             DECEMBER 31,           MARCH 31,
                                2003                 2004
                           ----------------     ----------------
Finished goods                 $ 9,920,000         $ 11,158,000
Work-in-progress                 1,818,000            1,960,000
Raw materials                    6,519,000            6,996,000
                           ----------------     ----------------
                                18,257,000           20,114,000
Less:  Reserves                (2,093,000)           (2,122,000)
                           ----------------     ----------------
Net inventory                 $ 16,164,000         $ 17,992,000
                           ================     ================

NOTE D - INCOME TAXES

                  In accordance with the current taxation policies of the People's Republic of China ("PRC"), Diodes-China received preferential tax treatment for the years ended December 31, 1996 through 2003. Earnings were subject to 0% tax rates from 1996 through 2000, and 12% in 2001, 2002 and 2003. Earnings in 2004 will be taxed at 12% (one-half the normal central government tax rate). Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2002, 2003 and the first quarter of 2004. Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations. Earnings of Diodes-Hong Kong are currently subject to a 17.5% tax for local sales or local source sales, all other sales are tax-free.

               In accordance with United States tax law, the Company receives credit against its U.S. Federal tax liability for corporate taxes paid in Taiwan and China. The repatriation of funds from Taiwan and China to the Company may be subject to state income taxes.

               As of March 31, 2004, accumulated and undistributed earnings of Diodes-China are approximately $39.4 million, including $10.0 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the earnings of Diodes-China in preparation of a dividend distribution. As of March 31, 2004, the Company has recorded $1.7 million in deferred taxes on the cumulative earnings, but has made no distributions. The Company intends to dividend $6.0 million from Diodes-China to the U.S. in 2004. It is anticipated that this transaction will not have a material effect on net income as the U.S. income taxes have already been accrued.

               The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China and Diodes-Hong Kong to the extent such earnings may be appropriated for distribution to the Company's corporate office in North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company's North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash may be obtained from the Company's foreign subsidiaries. However, the distribution of any funds to the U.S. may require the recording of income tax expense on a consolidated basis, thus reducing net income.

NOTE E - STOCK SPLIT

               On November 25, 2003, the Company affected a three-for-two stock split for shareholders of record as of November 14, 2003 in the form of a 50% stock dividend. All share and per share amounts in the accompanying financial statements and footnotes reflect the effect of this stock split.

NOTE F - STOCK BASED COMPENSATION AND STOCK OPTIONS

                  The Company has a stock-based employee compensation plan, which is described more fully in Note 10 of the Company's audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25 ("Accounting for Stock Issued to Employees"), and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant. During the first three months of 2004, the Company granted 4,000 stock options to directors, officers and key employees at an average exercise price of $21.85.

                  The following  table  illustrates  the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, ("Accounting for Stock Based Compensation"), to stock based employee compensation.

                                         For the three months ended March 31 (in 000's except per share data),
                                      -----------------------------------------------------------------------------
                                                      Amounts Per Share                          AMOUNTS PER SHARE
                                      ---------------------------------- ------------------------------------------
                                            2003     Basic      Diluted              2004      BASIC        DILUTED
                                      ----------- --------- ------------ ----------------- ---------- --------------
Net income                               $ 1,923     $0.15        $0.14           $ 4,856      $0.37          $0.32
Additional compensation for fair
   value of stock options,
   net of tax effect                         (88)    (0.00)       (0.01)              (51)     (0.00)         (0.01)
                                      ----------- --------- ------------ ----------------- ---------- --------------
 Proforma net income                     $ 1,835     $0.15        $0.13           $ 4,805      $0.37          $0.31
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

                  The Company's operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Diodes-China located in Shanghai, China; and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which account for approximately 2.8% of total sales for the three months ended March 31, 2004, are consolidated into the domestic (North America) operations.

                  The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

                                                                                        CONSOLIDATED
       THREE MONTHS ENDED                FAR EAST             NORTH AMERICA               SEGMENTS
                                      ----------------    -----------------------    --------------------
         MARCH 31, 2004
Total sales                           $  40,901,000          $   21,377,000             $   62,278,000
Inter-company sales                     (16,967,000)             (3,881,000)               (20,848,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  23,934,000          $   17,496,000             $   41,430,000

Assets                                $  80,988,000          $   43,929,000             $  124,917,000
Property, plant and equipment         $  36,173,000          $   11,538,000             $   47,711,000
                                      ================    =======================    ====================

                                                                                        CONSOLIDATED
       THREE MONTHS ENDED                FAR EAST             NORTH AMERICA               SEGMENTS
                                      ----------------    -----------------------    --------------------
         MARCH 31, 2003
Total sales                           $  26,957,000          $   16,244,000             $   43,201,000
Inter-company sales                     (10,489,000)             (3,266,000)               (13,755,000)
                                      ----------------    -----------------------    --------------------
    Net sales                         $  16,468,000          $   12,978,000             $   29,446,000

Assets                                $  63,149,000          $   45,124,000             $  108,273,000
Property, plant and equipment         $  33,265,000          $   12,395,000             $   45,660,000
                                      ================    =======================    ====================

NOTE H - RECLASSIFICATIONS

                      Certain  2003  amounts  presented  in  the  accompanying
financial   statements  have  been reclassified  to  conform  to  2004 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.


                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Except for the historical  information  contained herein,  the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company's management. The Private
Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the result of any revision to their forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

OVERVIEW

                  Diodes Incorporated (the "Company"), a Delaware corporation, is engaged in the manufacture, sale and distribution of discrete semiconductors worldwide, primarily to manufacturers in the communications, computing, industrial, consumer electronics and automotive markets, and to distributors of electronic components to end customers in these markets. Our technologies include high density diode and transistor arrays in multi-pin surface-mount packages; Powermite(R)3, high-performance surface-mount packages; performance Schottkys, switching and rectifier diodes; single and dual pre-biased transistors; performance tight tolerance and low current zener diodes; subminiature surface-mount packages; transient voltage suppressors (TVS and TSPD); small signal transistors and MOSFETs; and standard, fast, ultra-fast, and super-fast rectifiers.

                  Our products are designed into a broad range of end-products such as notebook computers, flat-panel displays, set-top boxes, game consoles, digital cameras, cellular phones, PDAs, power supplies, security systems, network routers and switches, DC to DC conversion, as well as into automotive electronic applications, GPS navigation, satellite radios, and audio/video players.

                  Positioning the Company to rapidly respond to the demands of the global marketplace and continuing to increase its investment in research and development, the Company is focused on expanding its product portfolio and closely controlling product quality and time-to-market. Shifting development priorities toward specialized configurations, such as the Company's high-density array devices, the Company is introducing a range of new products that improve the trade-off between size, performance and power consumption for surface-mount packages

                  The majority (66% in the first quarter of 2004 and 69% in year
2003) of our sales are to OEMs such as Intel Corporation, Cisco Systems Incorporated, Sony Corporation, Nortel Networks Corporation, Delphi Automotive, Bose Corporation, Scientific Atlanta Incorporated, Samsung Electronics, Asustek Computer, Inc., Quanta and LG Electronics, Inc. Our distribution network (34% in the first quarter of 2004 and 31% of year 2003 sales) includes major distributors such as Arrow Electronics, Inc., Avnet, Inc., Digi-Key Corporation, Future Electronics Ltd., Jaco Electronics, Inc., Reptron Electronics, Inc., and All American Semiconductor, Inc.

                  Because of the electronics industry trend towards moving manufacturing to lower operating cost countries in Asia, the Company has focused primarily on customers in China, Taiwan, Korea and Hong Kong (Asian customers). We sell to Asian customers (58% for the first quarter of 2004 and 56% of 2003 year sales) primarily through our wholly-owned subsidiaries, Diodes-Taiwan and Diodes-Hong Kong. The Asian discrete semiconductor market is the largest and fastest growing market in which the Company participates. An increase in Asian sales is expected as we have significantly increased our sales presence there and believe there is greater potential to increase market share in that region due to the expanding base of electronics product manufacturers.

                  Our corporate headquarters located just outside Los Angeles in Westlake Village, California, which provides sales, marketing, engineering, logistics and warehousing functions, sells primarily to North American manufacturers and distributors (39% for the first quarter of 2004 and 41% of year 2003 sales). Due to the manufacturing shift, the North American discrete semiconductor market is now the smallest market and its growth rate is far less than all other markets in which the Company participates. The majority of our applications engineers are located in the U.S. in order to work with the customers' design engineers who are primarily located in the U.S. Whether the end-application is ultimately manufactured in the U.S. or in Asia, our world-wide sales organization is well positioned to provide sales and support to the customer.

                  In order to take advantage of the relatively robust European market, offices in Toulouse, France and Hattenheim, Germany support our European sales expansion (3% of both first quarter 2004 and year 2003 sales).

                  Asian sales are also generated from Shanghai KaiHong Electronics Co., Ltd. ("Diodes-China" or "KaiHong"), a 95% owned manufacturing facility in Shanghai, China, with offices in Shanghai and Shenzhen, China, as well as from FabTech Incorporated ("Diodes-FabTech" or "FabTech"), a silicon wafer manufacturer acquired in December 2000 located near Kansas City, Missouri.

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

         RELATED PARTIES

                  We conduct business with two related party companies, Lite-On Semiconductor Corporation ("LSC") (and its subsidiaries) and Xing International (and its subsidiaries). LSC, a 35% shareholder, is our largest shareholder, and Xing International is owned by our 5% joint venture partner in Diodes-China. C.H. Chen, our President and Chief Executive Officer, and a member of our Board of Directors, is also Vice-Chairman of LSC. M.K. Lu, a member of our Board of Directors, is President of LSC, while Raymond Soong, our Chairman of the Board, is the Chairman of The Lite-On Group, a significant shareholder of LSC.

                  In addition to being our largest external supplier of products, in the first quarter of 2004, we sold silicon wafers to LSC totaling 10.0% (10.7% for year 2003) of our total sales, making LSC our largest customer. The Company has a long-standing sales agreement under which the Company is the exclusive North American distributor for certain of LSC product lines. In addition, the Company leases warehouse space from LSC for its operations in Hong Kong. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. As per Nasdaq, the Audit Committee of the Board of Directors has approved the contracts related to the transactions.

                  In December 2000, the Company acquired the wafer foundry, FabTech, Inc., from LSC. As part of the purchase price, at March 31, 2004, LSC holds a subordinated, interest-bearing note for approximately $5.6 million. In May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and therefore, payments of approximately $208,000 plus interest began in July 2002. In connection with the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, as per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech's management. The agreements provide members of FabTech's management guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech is reimbursed by LSC.

     In addition to the 5% of our sales of product manufactured by companies owned by Xing International, in the first quarter of 2004, the Company sold silicon wafers to companies owned by Xing International totaling 1.0% (1.1% in year 2003) of the Company's total sales. In addition, Diodes-China leases its manufacturing facilities from, subcontracts a portion of its manufacturing process (metal plating and environmental services) to, and pays a consulting fee to Xing International. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. As per Nasdaq, the Audit Committee of the Board of Directors has approved the contracts related to the transactions.

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

               We  believe  the  following  critical   accounting  policies  and
estimates affect the significant estimates and judgments we use in the preparation of our consolidated financial statements:

         REVENUE RECOGNITION

                  Revenue is recognized when the product is actually shipped to both manufacturing end-users and electronics component distributors. We reduce revenue in the period of sale for estimates of product returns, distributor price adjustments and other allowances, the majority of which are related to our North American operations. Our estimates are based upon historical data as well as projections of revenues, distributor inventories, average selling prices and market conditions. Actual returns and adjustments could be significantly different from our estimates and provisions, resulting in quarterly adjustments to revenues.

         INVENTORY RESERVES

                  Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method. On an on-going basis, we evaluate our inventory, both finished goods and raw material, for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to our manufacturing facilities. Based upon this analysis, as well as an inventory aging analysis, we accrue a reserve for obsolete and slow-moving inventory. If future demand or market conditions are different than our current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made.

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

         IMPAIRMENT OF LONG-LIVED ASSETS

                  As of March 31, 2004, goodwill was $5.1 million ($4.2 million related to the FabTech acquisition, and $0.9 million related to Diodes-China). Beginning in fiscal 2002 with the adoption of SFAS No. 142 ("Goodwill and Other Intangible Assets"), goodwill is no longer amortized, but instead tested for impairment at least annually. As a result of the Company's adoption of SFAS No. 142, an independent appraiser hired by the Company, performed the required impairment tests of goodwill annually and has determined that the goodwill is fully recoverable.

                  We assess the impairment of long-lived assets, including goodwill, on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our impairment review process is based upon (i) an income approach from a discounted cash flow analysis, which uses our estimates of revenues, costs and expenses, as well as market growth rates, and (ii) a market multiples approach which measures the value of an asset through an analysis of recent sales or offerings or comparable public entities. If ever the carrying value of the goodwill is determined to be less than the fair value of the underlying asset, a write-down of the asset will be required, with the resulting expense charged in the period that the impairment was determined.


        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004

                  The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

                                                                                            PERCENTAGE DOLLAR
                                                            PERCENT OF NET SALES                 INCREASE
                                                        THREE MONTHS ENDED MARCH 31,            (DECREASE)
                                                   --------------------------------------------------------------
                                                        2003                  2004              `03 TO `04
                                                   ----------------  -------------------------------------------
Net sales                                                 100.0 %           100.0 %                  40.7 %

Cost of goods sold                                        (74.7)            (69.2)                   30.5
                                                   ----------------  -------------------------------------------
Gross profit                                               25.3              30.8                    70.9

Operating expenses                                        (15.3)            (15.1)                   39.4
                                                   ----------------  -------------------------------------------
Operating income                                           10.0              15.7                   118.5

Interest expense, net                                      (0.8)             (0.4)                  (25.4)

Other income                                               (0.3)             (0.4)                   65.2
                                                   ----------------  -------------------------------------------
Income before taxes and minority interest                   8.9              14.9                   133.6

Income tax benefit (provision)                             (2.1)             (2.8)                   88.0
                                                   ----------------  -------------------------------------------
Income before minority interest                             6.8              12.1                   147.5
Minority interest                                          (0.3)             (0.3)                   47.4
                                                   ----------------  -------------------------------------------
Net income                                                  6.5              11.8                   152.5
                                                   ================  ===========================================

                  The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                             2003                  2004
                                             ----                  ----
NET SALES                                $  29,446,000         $  41,430,000
---------

                  Net sales increased approximately $12.0 million, or 40.7%, for the three months ended March 31, 2004, compared to the same period last year, due primarily to an approximately 41% increase in units sold as a result of increased demand, primarily in the Far East. The Company's average selling prices ("ASP") for discrete devices decreased approximately 1% from the first quarter of 2003, and decreased 4% from the fourth quarter of 2003.

                  ASPs for wafer products decreased approximately 24% from the same period last year, and decreased 22% from the fourth quarter of 2003, due primarily to product mix changes as a result of increased capacity.


                                             2003                  2004
                                             ----                  ----
COST OF GOODS SOLD                       $ 21,985,000          $ 28,680,000
------------------
GROSS PROFIT                             $ 7,461,000           $ 12,750,000
------------
GROSS PROFIT MARGIN PERCENTAGE              25.3%                 30.8%
------------------------------

                  Cost of goods sold increased approximately $6.7 million, or 30.5%, for the three months ended March 31, 2004 compared to the year ago period. As a percent of sales, cost of goods sold decreased from 74.7% for the three months ended March 31, 2003 to 69.2% for the three months ended March 31, 2004. Gross profit increased approximately $5.3 million, or 70.9%, for the three months ended March 31, 2004 compared to the year ago period. Of the $5.3 million increase, approximately $3.0 million was due to the 40.7% increase in sales, while $2.3 million was due to the increase in gross margin percentage from 25.3% to 30.8%. The higher gross margin percentage was due primarily to sales of higher margin products and continuing manufacturing efficiencies, partially offset by pricing pressures on the Company's commodity and wafer products. For the first quarter of 2004, Diodes-China's average capacity utilization was nearly 100%, compared to 98% in the first quarter of 2003 as capacity was increased approximately 70%. Average capacity in the first quarter of 2004 at Diodes-FabTech was nearly 90% compared to 86% in the year-ago quarter.
Production line re-engineering targeted at yield improvement and efficiency gains resulted in additional capacity of approximately 30% compared to last year.


                                               2003                  2004
                                               ----                  ----
TOTAL OPERATING EXPENSES                   $ 4,491,000           $ 6,262,000
------------------------

                  Operating expenses, which include selling, general, administrative expenses ("SG&A"), research and development expenses ("R&D"), and loss (gain) on sale of fixed assets, for the three months ended March 31, 2004 increased approximately $1.8 million, or 39.4%, compared to the same period last year, due primarily to (i) a 116.2% increase in R&D primarily at Diodes-China and Diodes-FabTech, and (ii) higher sales commissions, incentives, marketing expenses, and higher wages due to increased employees, as well as audit and legal expenses associated with Sarbanes-Oxley Act compliance.

                  The Company's goal is to increase its R&D expenditures, both in absolute dollars and as a percentage of sales, as part of its strategy to develop more proprietary products aimed at improving gross margins. SG&A, as a percentage of sales, improved from 14.4% to 13.3% in the comparable period last year, while R&D increased from 1.2% to 1.8% of sales. Total operating expenses, as a percentage of sales, improved to 15.1% from 15.3% in the comparable period last year.


                                               2003                  2004
                                               ----                  ----
NET INTEREST EXPENSE                        $ 244,000             $ 182,000
--------------------

                  Net interest expense for the three months ended March 31, 2004 decreased approximately $62,000, or 25.4% versus the first quarter last year, due primarily to a reduction in the Company's total debt as well as lower interest rates. The Company's interest expense is primarily the result of the Company's borrowings to finance the FabTech acquisition, as well as the investment and expansion in the Diodes-China manufacturing facility.


                                               2003                  2004
                                               ----                  ----
OTHER EXPENSE                               $ (89,000)           $ (147,000)
-------------

                  Other expense for the three months ended March 31, 2004 increased $58,000, or 65.2% from the first quarter of 2003, due primarily to currency exchange losses, primarily in Taiwan, as the Taiwan dollar strengthened versus the U.S. dollar.


                                                 2003                  2004
                                                 ----                  ----
INCOME TAX PROVISION                          $ 617,000            $ 1,160,000
--------------------

                  The effective Income tax rate for the first quarter of 2004 was 18.8% compared to 23.4% in the comparable period of 2003 as more profit was earned by the Company's Far East subsidiaries in lower tax jurisdictions. Included in the tax provision for the three months ended March 31, 2003 is $210,000 in deferred taxes recorded in preparation of a dividend in 2004 from Diodes-China to the U.S. parent company. No deferred taxes were recorded in the first quarter of 2004 as the remaining capital at Diodes-China is deemed permanent.


                                                 2003                  2004
                                                 ----                  ----
MINORITY INTEREST IN JOINT VENTURE             $ 97,000             $ 143,000
----------------------------------

                  Minority interest in joint venture represents the minority investor's share of the Diodes-China joint venture's income for the period. The increase in the joint venture earnings for the three months ended March 31, 2004 is primarily the result of increased capacity utilization and manufacturing efficiencies. The joint venture investment is eliminated in consolidation of the Company's financial statements, and the activities of Diodes-China are included therein. As of March 31, 2004, the Company had a 95% controlling interest in the joint venture.


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

                  At March 31, 2004 the Company had cash and cash equivalents totaling $10.5 million, a decrease of $2.4 million from December 31, 2003. Cash provided by operating activities for the three months ended March 31, 2004 was $4.4 million compared to $2.1 million for the same period in 2003. The primary sources of cash flows from operating activities for the first three months of 2004 were $4.9 million in net income and $3.2 million in depreciation and amortization. In 2003, the primary sources were $2.6 million in depreciation and amortization, $1.9 million in net income.

                  The primary use of cash flows from operating activities for the first three months of 2004 was an increase in inventory of $1.8 million, while the primary use of cash flows from operating activities in the same period in 2003 was a $2.0 million increase in inventory. Inventories increased to $18.0 million from $16.2 million at December 31, 2003, primarily due to an increase in wafer and raw material inventory at Diodes-China. Inventory turns reduced to 6.5 turns at March 31, 2004 from 6.9 turns at December 31, 2003.

                  For the three months ended March 31, 2004, gross accounts receivable increased 43.7% compared to the 40.7% increase in sales. Days sales outstanding improved from 70 days at December 31, 2003 to 67 days at March 31, 2004. The Company continues to closely monitor its credit terms, while at times providing extended terms, required primarily by Far East customers and major U.S. distributors.

                  The  ratio  of  the  Company's   current   assets  to  current
liabilities improved to 1.98 at March 31, 2004, compared to 1.67 at December 31, 2003.

                  Cash used by investing activities for the three months ended March 31, 2004 was $3.3 million, compared to $3.5 million during the same period in 2003. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility, and to a lesser extent, for capacity increases at Diodes-FabTech in 2003.

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

                  Cash used by financing activities was $3.7 million for the three months ended March 31, 2004, as the Company paid down on its credit facilities by $4.8 million, compared to cash provided by financing activities of $2.6 million in the same period of 2003, due primarily to borrowing on its line of credit.

                  In February 2003, the Company and its U.S. bank renewed its $7.5 million revolving credit line, extending it for two years, and obtained an additional $2.0 million credit facility to be used for capital expenditure requirements at its wafer fabrication facility. This $2.0 million facility brings the Company's total credit facility to $50.7 million, with the total available and unused credit at March 31, 2004 of $34.2 million.

                  At March 31, 2004, the Company's total bank credit facility of $50.7 million encompasses one major U.S. bank, three banks in Mainland China and four in Taiwan. As of March 31, 2004, the total credit lines were $17.8 million, $25.0 million, and $7.9 million, for the U.S. facility secured by substantially all assets, the unsecured Chinese facilities, and the unsecured Taiwanese facilities, respectively. As of March 31, 2004, the available credit was $4.4 million, $22.0 million, and $7.8 million, for the U.S. facility, the Chinese facilities, and the Taiwanese facilities, respectively.

                  The credit agreements have certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreements, and prohibit the payment of dividends. The Company was in compliance with its covenants as of March 31, 2004.

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

                  Total working capital increased approximately 26.1% to $34.3 million as of March 31, 2004, from $27.2 million as of December 31, 2003. The Company believes that such working capital position will be sufficient for foreseeable operations and growth opportunities. The Company's total debt to equity ratio decreased to 0.59 at March 31, 2004, from 0.73 at December 31, 2003.

                  The Company has no material plans or commitments for capital expenditures other than in connection with manufacturing expansion at Diodes-China and Diodes-FabTech equipment requirements. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share. As of March 31, 2004, based upon plans for new product introductions, product mixes, capacity restraints on certain product lines and equipment upgrades, the Company expects that year 2004 capital expenditures will be in the $13 to $16 million range as the Company approaches higher capacity utilizations and brings new products into production.

                  Inflation did not have a material effect on net sales or net income in the first three months of 2004. A significant increase in inflation could affect future performance.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Our primary business objective is the maximization of operating income given an acceptable level of risk. Our objective is exposed to three primary sources of market risk: foreign currency risk, interest rate risk, and political risk. No material changes to any of these risks have occurred since December 31, 2003. For a more detailed discussion of market risk, refer to
Part II, Item 7A of our 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

                  INTEREST RATE RISK. The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company's cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At March 31, 2004 the interest rate swap agreement applies to $1.7 million of the Company's long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

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

         DEFERRED TAXES
         As of March 31, 2004, accumulated and undistributed earnings of Diodes-China are approximately $39.4 million, including $10.0 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the earnings of Diodes-China in preparation of a dividend distribution. As of March 31, 2004, the Company has recorded $1.7 million in deferred taxes on the cumulative earnings, but has made no distributions. The Company intends to dividend $6.0 million from Diodes-China to the U.S. in 2004. It is anticipated that this transaction will not have a material effect on net income as the U.S. income taxes have already been accrued.

     The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China and Diodes-Hong Kong to the extent such earnings may be appropriated for distribution to the Company's corporate office in North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company's North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash may be obtained from the Company's foreign subsidiaries. However, the distribution of any funds to the U.S. may require the recording of income tax expense on a consolidated basis, thus reducing net income.

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

         INTEREST RATE RISK
                  The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company's cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At March 31, 2004 the interest rate swap agreement applies to $1.7 million of the Company's long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

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

         ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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



         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  (a) Exhibits

    Exhibit 11       Computation of Earnings Per Share

    Exhibit 31.1     Certification Pursuant to Section 302
                     of the Sarbanes-Oxley Act of 2002

    Exhibit 31.2     Certification Pursuant to Section 302
                     of the Sarbanes-Oxley Act of 2002

    Exhibit 32.1     Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant
                      to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 32.2     Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant
                      to Section 906 of the Sarbanes-Oxley Act of 2002


                  (b) Reports on Form 8-K

                           None.


                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DIODES INCORPORATED (Registrant)



By:  /s/ Carl C. Wertz                                               May 6, 2004
----------------------------------------------------
CARL C. WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)



                      INDEX TO EXHIBITS


Exhibit 11       Computation of Earnings Per Share

Exhibit 31.1     Certification Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002

Exhibit 31.2     Certification Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002

Exhibit 32.1     Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2     Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002



                                  EXHIBIT - 11

                      DIODES INCORPORATED AND SUBSIDIARIES

                        COMPUTATION OF EARNINGS PER SHARE
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                     -------------------------------------
                                                           2003                2004
                                                     -----------------    ----------------
BASIC
  Weighted average number of common
shares outstanding used in computing
basic earnings per share                                   12,471,993          13,096,836

     Net income                                         $   1,923,000       $   4,856,000
                                                     =================    ================
Basic earnings per share                                $        0.15       $        0.37
                                                     =================    ================
DILUTED
  Weighted average number of common
shares outstanding used in computing
basic earnings per share                                   12,471,993          13,096,836
  Assumed exercise of stock options                         1,255,251           2,189,580
                                                     -----------------    ----------------
                                                           13,727,244          15,286,416
     Net income                                         $   1,923,000       $   4,856,000
                                                     =================    ================
Diluted earnings per share                              $        0.14       $        0.32
                                                     =================    ================

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

/s/ C.H. Chen
C. H. Chen
Chief Executive Officer
Date: May 6, 2004

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

/s/ Carl C. Wertz
Carl C. Wertz
Chief Financial Officer
Date: May 6, 2004


                                  EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. 1350 ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to their knowledge, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 of Diodes Incorporated (the "Company") fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in such report.


Very truly yours,


/s/ C.H. Chen
C.H. Chen
Chief Executive Officer
Date: May 6, 2004


A signed original of this written statement required by Section 906 has been provided to Diodes Incorporated and will be furnished to the Securities and Exchange Commission or its staff upon request.


                                  EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. 1350 ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to their knowledge, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 of Diodes Incorporated (the "Company") fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in such report.


Very truly yours,


/s/ Carl C. Wertz
Carl C. Wertz
Chief Financial Officer
Date: May 6, 2004

A signed original of this written statement required by Section 906 has been provided to Diodes Incorporated and will be furnished to the Securities and Exchange Commission or its staff upon request.