Form 10-Q
period 2004-06-30
DIODES INC /DEL/
filed 2004-08-09
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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
Yes [ X ]   No [ ]

The number of shares of the registrant’s Common Stock, $0.66 2/3-par value, outstanding as of August 2, 2004 was 14,948,759, including 1,613,508 shares of treasury stock.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS

	December 31,	June 30,
	2003	2004

		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$12,847,000	$14,586,000
Accounts receivable
Customers	27,010,000	32,428,000
Related parties	3,938,000	4,892,000

	30,948,000	37,320,000
Less: Allowance for doubtful receivables	375,000	374,000

	30,573,000	36,946,000

Inventories	16,164,000	19,650,000
Deferred income taxes, current	5,547,000	5,734,000
Prepaid expenses and other current assets	2,256,000	2,294,000
Prepaid income taxes	446,000	238,000

Total current assets	67,833,000	79,448,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	47,893,000	55,436,000

DEFERRED INCOME TAXES, non-current	1,816,000	1,296,000

OTHER ASSETS
Goodwill	5,090,000	5,090,000
Other	1,163,000	1,763,000

TOTAL ASSETS	$123,795,000	$143,033,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2003	2004

		(Unaudited)
CURRENT LIABILITIES
Line of credit	$8,488,000	$7,661,000
Accounts payable
Trade	14,029,000	16,567,000
Related parties	3,453,000	4,804,000
Accrued liabilities	8,715,000	13,003,000
Current portion of long-term debt
Related party	2,500,000	2,500,000
Other	3,333,000	1,667,000
Current portion of capital lease obligations	161,000	163,000

Total current liabilities	40,679,000	46,365,000

LONG-TERM DEBT, net of current portion
Related party	3,750,000	2,500,000
Other	3,000,000	3,000,000

CAPITAL LEASE OBLIGATIONS, net of current portion	2,334,000	2,242,000

MINORITY INTEREST IN JOINT VENTURE	2,582,000	2,600,000

STOCKHOLDERS’ EQUITY
Class A convertible preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock - par value $0.66 2/3 per share; 30,000,000 shares authorized; 14,627,284 and 14,930,159 shares issued at December 31, 2003 and June 30, 2004, respectively	6,502,000	6,704,000
Additional paid-in capital	11,192,000	14,793,000
Retained earnings	55,779,000	66,759,000

	73,473,000	88,256,000
Less:
Treasury stock – 1,613,508 shares of common stock, at cost	1,782,000	1,782,000
Accumulated other comprehensive loss (gain)	241,000	148,000

	2,023,000	1,930,000

Total stockholders’ equity	71,450,000	86,326,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,795,000	$143,033,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

Net sales	$33,316,000	$47,012,000	$62,762,000	$88,442,000
Cost of goods sold	24,970,000	31,984,000	46,955,000	60,664,000

Gross profit	8,346,000	15,028,000	15,807,000	27,778,000

Selling, general and administrative expenses	4,777,000	6,417,000	9,009,000	11,908,000
Research and development expenses	400,000	815,000	746,000	1,562,000
Loss (gain) on sale of fixed assets	32,000	(8,000)	(56,000)	15,000

Total operating expenses	5,209,000	7,224,000	9,699,000	13,485,000

Income from operations	3,137,000	7,804,000	6,108,000	14,293,000

Other income (expense)
Interest income	5,000	8,000	9,000	10,000
Interest expense	(223,000)	(153,000)	(472,000)	(337,000)
Other	(7,000)	24,000	(96,000)	(124,000)

	(225,000)	(121,000)	(559,000)	(451,000)

Income before income taxes and minority interest	2,912,000	7,683,000	5,549,000	13,842,000
Income tax benefit (provision)	(651,000)	(1,383,000)	(1,268,000)	(2,543,000)

Income before minority interest	2,261,000	6,300,000	4,281,000	11,299,000

Minority interest in joint venture earnings	(89,000)	(177,000)	(187,000)	(319,000)

Net income	$2,172,000	$6,123,000	$4,094,000	$10,980,000

Earnings per share
Basic	$0.17	$0.46	$0.33	$0.83
Diluted	$0.15	$0.40	$0.29	$0.72

Weighted average shares outstanding
Basic	12,678,194	13,265,146	12,575,166	13,180,992
Diluted	14,268,400	15,329,760	14,058,761	15,306,089

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,094,000	$10,980,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,327,000	6,145,000
Minority interest earnings	187,000	319,000
Loss (gain) on sale of property, plant and equipment	(107,000)	15,000
Changes in operating assets:
Accounts receivable	(2,889,000)	(6,568,000)
Inventories	(1,376,000)	(3,486,000)
Prepaid expenses, taxes and other assets	(259,000)	268,000
Changes in operating liabilities:
Accounts payable	1,806,000	3,889,000
Accrued liabilities	(539,000)	2,219,000

Net cash provided by operating activities	6,244,000	13,781,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(7,656,000)	(10,300,000)
Proceeds from sale of property, plant and equipment	442,000	55,000

Net cash used in investing activities	(7,214,000)	(10,245,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on (repayments of) line of credit, net	3,217,000	(827,000)
Proceeds from the issuance of common stock	693,000	1,868,000
Repayments of long-term obligations	(2,916,000)	(2,916,000)
Repayments of capital lease obligations	(88,000)	(90,000)
Management incentive reimbursement from LSC	--	375,000
Dividend to minority shareholder	--	(300,000)

Net cash provided (used) by financing activities	906,000	(1,890,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	63,000	93,000

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(1,000)	1,739,000

CASH AT BEGINNING OF PERIOD	7,284,000	12,847,000

CASH AT END OF PERIOD	$7,283,000	$14,586,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$463,000	$343,000

Income taxes	$761,000	$1,592,000

Non-cash activities:
Tax benefit of stock options exercised credited to additional paid-in capital	--	$1,755,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated financial data at December 31, 2003 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The consolidated financial statements include the accounts of Diodes-North America and its wholly-owned foreign subsidiaries, Diodes Taiwan Corporation, Ltd. (“Diodes-Taiwan”) and Diodes-Hong Kong Ltd. (“Diodes-Hong Kong”), the accounts of Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China”) in which the Company has a 95% interest, and the accounts of its wholly-owned United States subsidiary, FabTech Incorporated (“FabTech” or “Diodes-FabTech”). All significant intercompany balances and transactions have been eliminated.

NOTE B – Functional Currencies, Comprehensive Gain/Loss and Foreign Currency Translation

The Company entered into an interest rate swap agreement with a major U.S. bank which expires November 30, 2004, to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt, the effect of which resulted in $19,000 gain for the six months ended June 30, 2004.

The Company uses the U.S. dollar as the functional currency for Diodes-China and Diodes-Hong Kong, and uses the NT dollar as the functional currency for Diodes-Taiwan, as substantially all monetary transactions are made in the functional currency, and other significant economic facts and circumstances currently support that position. The translation of the balance sheet and statement of income of Diodes-Taiwan from the local currency into the reporting currency (U.S. dollar) results in translation adjustments, the effect of which is reflected in the accompanying statement of comprehensive income and on the balance sheet as a separate component of shareholders’ equity.

The effect of a $129,000 gain in translation adjustments and the $36,000 loss related to the interest rate swap agreement results in a change in accumulated other comprehensive income of $93,000 for the six months ended June 30, 2004, and is reflected on the balance sheet as a separate component of shareholders’ equity. There were no other components of other comprehensive loss (income) for the six months ended June 30, 2004.

NOTE C – Inventories

Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

	December 31,	June 30,
	2003	2004

Finished goods	$9,920,000	$11,683,000
Work-in-progress	1,818,000	1,897,000
Raw materials	6,519,000	8,312,000

	18,257,000	21,892,000
Less: Reserves	(2,093,000)	(2,242,000)

Net inventory	$16,164,000	$19,650,000

NOTE D – Income Taxes

In accordance with the current taxation policies of the People’s Republic of China (“PRC”), Diodes-China received preferential tax treatment for the years ended December 31, 1996 through 2003. Earnings were subject to 0% tax rates from 1996 through 2000, and 12% in 2001, 2002 and 2003. Earnings in 2004 will be taxed at 12% (one-half the normal rate of the local and central government tax rate of 24%). The Company has received indications from the local taxing authority in Shanghai that the tax holiday may be extended beyond 2003. It is not known whether the taxing authority for the central government of the PRC will participate in this extended tax holiday arrangement. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2002, 2003 and the first six months of 2004. Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. federal tax rate for C corporations. Earnings of Diodes-Hong Kong are currently subject to a 17.5% tax for local sales and/or local source sales; all other sales are income tax free.

In accordance with United States tax law, the Company receives credit against its U.S. federal tax liability for corporate taxes paid in Taiwan and China. The repatriation of funds from Taiwan and China to the Company may be subject to federal and/or state income taxes.

As of June 30, 2004, accumulated and undistributed earnings of Diodes-China are approximately $31.7 million, including $10.0 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings because the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the earnings of Diodes-China in preparation of a dividend distribution. In May 2004, the Company received a $5.7 million dividend distribution from Diodes-China to the U.S. This transaction did not have a material effect on net income as the U.S. income taxes have already been accrued.

The Company is filing an application with the Chinese government for permanent reinvestment of capital in the amount of $18.5 million in China. In accordance with Chinese tax law, it is anticipated this reinvestment will provide a future tax benefit. Since the application is pending at this time, the Company has not recorded any tax benefits in the current period.

The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China and Diodes-Hong Kong to the extent such earnings may be distributed to the Company’s corporate office in North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company’s North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash may be obtained from the Company’s foreign subsidiaries. However, the distribution of any funds to the U.S. may require the recording of income tax expense on a consolidated basis, thus reducing net income.

NOTE E – Stock Split

On November 25, 2003, the Company effected a three-for-two stock split for shareholders of record as of November 14, 2003 in the form of a 50% stock dividend. All share and per share amounts in the accompanying financial statements and footnotes reflect the effect of this stock split.

NOTE F – Stock Based Compensation and Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Note 10 of the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, (“Accounting for Stock Issued to Employees”), and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant. During the first six months of 2004, the Company granted 4,000 stock options to directors, officers and key employees at an average exercise price of $21.85.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, (“Accounting for Stock Based Compensation”), to stock based employee compensation.

	For the three months ended June 30 (in 000’s except per share data),

	Amounts Per Share				Amounts Per Share

	2003	Basic	Diluted	2004	Basic	Diluted

Net income	$ 2,172	$ 0.17	$ 0.15	$ 6,123	$ 0.46	$ 0.40
Additional compensation for fair value of stock options, net of tax effect	(383)	(0.03)	(0.02)	(302)	(0.02)	(0.02)

Proforma net income	$ 1,789	$ 0.14	$ 0.13	$ 5,821	$ 0.44	$ 0.38

	For the six months ended June 30 (in 000’s except per share data),

	Amounts Per Share				Amounts Per Share

	2003	Basic	Diluted	2004	Basic	Diluted

Net income	$ 4,094	$ 0.33	$ 0.29	$ 10,980	$ 0.83	$ 0.79
Additional compensation for fair value of stock options, net of tax effect	(881)	(0.07)	(0.06)	(602)	(0.04)	(0.04)

Proforma net income	$ 3,213	$ 0.26	$ 0.23	$ 10,378	$ 0.79	$ 0.68

NOTE G – Geographic Segments

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

The Company’s operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Diodes-China located in Shanghai, China; and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which account for approximately 2.7% of total sales for the six months ended June 30, 2004, are consolidated into the domestic (North America) operations.

The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

	Far East	North America	Consolidated Segments

Three Months Ended June 30, 2003
Total sales	$28,551,000	$18,013,000	$46,564,000
Inter-company sales	(10,739,000)	(2,509,000)	(13,248,000)

Net sales	$17,812,000	$15,504,000	$33,316,000

Assets	$69,143,000	$42,384,000	$111,527,000
Property, plant and equipment	$34,053,000	$12,633,000	$46,686,000

	Far East	North America	Consolidated Segments

Three Months Ended June 30, 2004
Total sales	$46,185,000	$24,051,000	$70,236,000
Inter-company sales	(18,738,000)	(4,486,000)	(23,224,000)

Net sales	$27,447,000	$19,565,000	$47,012,000

Assets	$99,438,000	$43,595,000	$143,033,000
Property, plant and equipment	$43,617,000	$11,819,000	$55,436,000

	Far East	North America	Consolidated Segments

Six Months Ended June 30, 2003
Total sales	$55,508,000	$34,258,000	$89,766,000
Inter-company sales	(21,227,000)	(5,777,000)	(27,004,000)

Net sales	$34,281,000	$28,481,000	$62,762,000

Assets	$69,143,000	$42,384,000	$111,527,000
Property, plant and equipment	$34,053,000	$12,633,000	$46,686,000

	Far East	North America	Consolidated Segments

Six Months Ended June 30, 2004
Total sales	$87,086,000	$45,428,000	$132,514,000
Inter-company sales	(35,705,000)	(8,367,000)	(44,072,000)

Net sales	$51,381,000	$37,061,000	$88,442,000

Assets	$99,438,000	$43,595,000	$143,033,000
Property, plant and equipment	$43,617,000	$11,819,000	$55,436,000

NOTE H – Reclassifications

Certain 2003 amounts presented in the accompanying financial statements have been reclassified to conform to 2004 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

NOTE I – Contingencies

From time to time we are involved in routine claims and litigation incidental to our business. Management believes that such matters, either individually or in the aggregate, should not have a material effect on our business or financial condition.

Item 2 - Management’s Discussion and Analysis
of Financial Condition and Results of Operations

   Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of terms such as “anticipate,” “believe,” “expect,” “intend,” “project,” “will,” and similar expressions. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the result of any revision to their forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Overview

Diodes Incorporated (the "Company"), a Delaware corporation, manufactures, sells and distributes discrete semiconductors worldwide, primarily to manufacturers in the communications, computing, industrial, consumer electronics and automotive markets, and to distributors of electronic components to end customers in these markets. Our technologies include high density diode and transistor arrays in multi-pin surface-mount packages; Powermite®3, high-performance surface-mount packages; performance Schottkys, switching and rectifier diodes; single and dual pre-biased transistors; performance tight tolerance and low current zener diodes; subminiature surface-mount packages; transient voltage suppressors (TVS and TSPD); small signal transistors and MOSFETs; and standard, fast, ultra-fast, and super-fast rectifiers.

Our products are designed into a broad range of end-products such as notebook computers, flat-panel displays, set-top boxes, game consoles, digital cameras, cellular handsets and chargers, PDAs, power supplies, security systems, network routers and switches, DC to DC conversion, as well as into automotive electronic applications, GPS navigation, satellite radios, and digital audio/video players.

The Company rapidly responds to the demands of the global marketplace by continuing to increase its investment in research and development, and by focusing on expanding its product portfolio to include more proprietary products and closely controlling product quality and time-to-market. Shifting development priorities toward specialized configurations, such as the Company’s high-density array devices, the Company is introducing a range of new products that improve the trade-off between size, performance and power consumption for surface-mount packages.

The majority (63% in the second quarter of 2004 and 69% in year 2003) of our sales are to original equipment manufacturers (“OEM”) customers such as Intel Corporation, Cisco Systems Incorporated, Sony Corporation, Nortel Networks Corporation, Delphi Automotive, Bose Corporation, Scientific Atlanta Incorporated, Samsung Electronics, Asustek Computer, Inc., Quanta and LG Electronics, Inc. Our distribution network (37% in the second quarter of 2004 and 31% of year 2003 sales) includes major distributors such as Arrow Electronics, Inc., Avnet, Inc., Digi-Key Corporation, Future Electronics Ltd., Jaco Electronics, Inc., Reptron Electronics, Inc., and All American Semiconductor, Inc.

Because of the electronics industry trend towards moving manufacturing to lower operating cost countries in Asia, the Company has focused primarily on supplying manufacturing customers in China, Taiwan, Korea and Hong Kong (Asian customers). We sell to customers in Asia (58% for the second quarter of 2004 and 56% of 2003 year sales) primarily through our wholly-owned subsidiaries, Diodes-Taiwan and Diodes-Hong Kong. The discrete semiconductor market in Asia is the largest and fastest growing market in which the Company participates. An increase in sales to this region is expected as we have significantly increased our sales presence there and believe there is greater potential to increase market share in that region due to the expanding base of electronics product manufacturers.

   Our corporate headquarters, located just outside Los Angeles in Westlake Village, California, provides sales, marketing, engineering, logistics and warehousing functions, and sells primarily to North American manufacturers and distributors (39% for the second quarter of 2004 and 41% of year 2003 sales). Due to the manufacturing shift, the North American discrete semiconductor market is now the smallest market and its growth rate is far less than all other markets in which the Company participates. However, the majority of our applications engineers are located in the U.S. in order to work with the customers’ design engineers who are primarily located in the U.S. Whether the end-application is ultimately manufactured in the U.S. or in Asia, our world-wide sales organization is well positioned to provide sales and support to the customer.

   In order to take advantage of the relatively robust European market, offices in Toulouse, France and Hattenheim, Germany support our European sales expansion (3% of both second quarter 2004 and year 2003 sales).

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

As part of the Company’s strategic business and tax planning initiatives, as well as to further expand manufacturing capabilities, the Company has formed a second Chinese manufacturing subsidiary, Shanghai Kaihong Technology Electronic Co., Ltd. (“Diodes-Shanghai”). Located in the Songjiang Export Zone established by the local Shanghai government, Diodes-Shanghai is approximately 10 miles from our original manufacturing facility, Diodes-China. Diodes-Shanghai will lease the building facilities from the Company’s minority interest joint venture partner and will continue to invest in the latest technology manufacturing equipment as we continue to expand our state-of-the-art manufacturing capacity.

Company-wide capital expenditures were $11.4 million in the second quarter and $14.1 million year-to-date. We accelerated our capital expenditure investment plan, primarily in China, to meet increased demand and to improve efficiency. We now expect company-wide capital expenditures to increase to about $20-24 million for the full year.

The Company is filing an application with the Chinese government for permanent reinvestment of capital in the amount of $18.5 million in China. In accordance with Chinese tax law, it is anticipated this reinvestment will provide a future tax benefit. Since the application is pending at this time, the Company has not recorded any tax benefits in the current period.

Related Parties

We conduct business with two related party companies, Lite-On Semiconductor Corporation (and its subsidiaries) (“LSC”) and Xing International (and its subsidiaries). LSC, a 35% shareholder, is our largest shareholder, and Xing International is owned by our 5% joint venture partner in Diodes-China. C.H. Chen, our President and Chief Executive Officer, and a member of our Board of Directors, is also Vice-Chairman of LSC. M.K. Lu, a member of our Board of Directors, is President of LSC, while Raymond Soong, our Chairman of the Board, is the Chairman of The Lite-On Group, a significant shareholder of LSC.

In addition to being our largest external supplier of products, in the second quarter of 2004, we sold silicon wafers to LSC totaling 12.7% (10.7% for year 2003) of our total sales, making LSC our largest customer. The Company has a long-standing sales agreement under which the Company is the exclusive North American distributor for certain of LSC product lines. The Company also leases warehouse space from LSC for our operations in Hong Kong. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the contracts related to the transactions.

In December 2000, the Company acquired the wafer foundry, FabTech, Inc., from LSC. As part of the purchase price, at June 30, 2004, LSC holds a subordinated, interest-bearing note for $5.0 million. In May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and therefore, monthly payments of approximately $208,000 plus interest began in July 2002. In connection with the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, as per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech’s management. The agreements provide members of FabTech’s management guaranteed annual payments and contingent bonuses (ending in 2004) based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech is reimbursed to the Company by LSC.

In addition to the 5% of our sales from product manufactured by companies owned by Xing International in the second quarter of 2004, the Company sold silicon wafers to companies owned by Xing International totaling 1.2% (1.1% in year 2003) of the Company’s total sales. In addition, Diodes-China leases its manufacturing facilities from, subcontracts a portion of its manufacturing process (metal plating and environmental services) to, and pays a consulting fee to Xing International. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the contracts related to the transactions.

Available Information

Our Internet address is http://www.diodes.com. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). To support our global customer base, particularly in Asia and Europe, our website is language-selectable into English, Chinese, Japanese, Korean and German, giving us an effective marketing tool for worldwide markets. With its extensive online Product (Parametric) Catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website provides easy access to worldwide sales contacts and customer support, and incorporates a distributor-inventory check to provide component inventory availability and a small order desk for overnight sample fulfillment. Our website also provides access to current and complete investor financial information, including SEC filings and press releases, as well as stock quotes.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes, among others. Our estimates are based upon historical experiences, market trends and financial forecasts and projections, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, f rom these estimates under different assumptions or conditions.

   We believe the following critical accounting policies and estimates affect the significant estimates and judgments we use in the preparation of our consolidated financial statements:

Revenue Recognition

Revenue is recognized when the product is actually shipped to both manufacturing end-users and electronics component distributors. We reduce revenue in the period of sale for estimates of product returns, distributor price adjustments and other allowances, the majority of which are related to our North American operations. Our reserve estimates are based upon historical data as well as projections of revenues, distributor inventories, price adjustments, average selling prices and market conditions. Actual returns and adjustments could be significantly different from our estimates and provisions, resulting in an adjustment to revenues.

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

Allowance for Doubtful Accounts

Management evaluates the collectability of our accounts receivable based on a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations to us, we record an allowance to reduce the receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense.

Impairment of Long-lived Assets

Goodwill represents the amount by which the purchase price for net assets acquired exceeds the fair value of the assets. As of June 30, 2004, goodwill was $5.1 million ($4.2 million related to the FabTech acquisition, and $0.9 million related to Diodes-China). Beginning in fiscal 2002 with the adoption of SFAS No. 142 (“Goodwill and Other Intangible Assets”), goodwill is no longer amortized, but instead tested for impairment at least annually. As a result of the Company’s adoption of SFAS No. 142, an independent appraiser hired by the Company performed the required impairment tests of goodwill annually and has determined that the goodwill is fully recoverable.

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

Results of Operations for the Three Months ended June 30, 2003 and 2004

   The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Three months ended June 30,		Percentage Dollar Increase(Decrease)

	2003	2004	‘03 to ‘04

Net sales	100.0%	100.0%	41.1%

Cost of goods sold	(74.9)	(68.0)	28.1

Gross profit	25.1	32.0	80.1

Operating expenses	(15.7)	(15.4)	38.7

Operating income	9.4	16.6	148.8

Interest expense, net	(0.7)	(0.4)	(33.5)

Other income	(0.1)	0.1	442.9

Income before taxes and minority interest	8.6	16.3	163.8

Income tax benefit (provision)	(1.8)	(2.9)	112.4

Income before minority interest	6.8	13.4	178.6
Minority interest	(0.3)	(0.4)	98.9

Net income	6.5	13.0	181.9

   The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2003	2004

Net Sales	$33,316,000	$47,012,000

Net sales increased approximately $13.7 million, or 41.1%, for the three months ended June 30, 2004, compared to the same period last year, due primarily to an approximately 47% increase in units sold as a result of increased demand, primarily in the Far East. The Company’s average selling prices (“ASP”) for discrete devices increased approximately 0.1% from the second quarter of 2003, and increased 6.5% from the first quarter of 2004. ASPs for wafer products decreased approximately 13.0% from the same period last year, and decreased 18.2% from the first quarter of 2004, due primarily to market pricing pressure.

	2003	2004

Cost of Goods Sold	$24,970,000	$31,984,000
Gross Profit	$8,346,000	$15,028,000
Gross Profit Margin Percentage	25.1%	32.0%

Cost of goods sold increased approximately $7.0 million, or 28.1%, for the three months ended June 30, 2004 compared to the same period in 2003. As a percent of sales, cost of goods sold decreased from 74.9% for the three months ended June 30, 2003 to 68.0% for the three months ended June 30, 2004. Gross profit increased in the quarter by approximately $6.7 million, or 80.1%, compared to the three months ended June 30, 2003. Of the $6.7 million increase, approximately $3.4 million was due to the 41.1% increase in sales, while $3.3 million was due to the increase in gross margin percentage from 25.1% to 32.0%. The higher gross margin percentage was due primarily to increased capacity utilization, manufacturing efficiencies, and a product mix incorporating more of our new, proprietary devices that carry higher margins, partially offset by pricing pressures on the Company’s wafer products. During the quarter, Diodes-China continued to run near capacity, and produced 74% more units than in the year ago quarter. Diodes-FabTech ran at more than 90% capacity, producing 29% more units than in the same quarter last year. Production line re-engineering at Diodes-FabTech targeted at yield improvement and efficiency gains resulted in additional capacity of approximately 30% compared to last year.

14

	2003	2004

Total Operating Expenses	$5,209,000	$7,224,000

Operating expenses, which include selling, general, administrative expenses (“SG&A”), research and development expenses (“R&D”), and loss (gain) on sale of fixed assets, for the three months ended June 30, 2004 increased approximately $2.0 million, or 38.7%, compared to the same period last year, due primarily to (i) a $415,000, or 103.8%, increase in R&D, primarily at Diodes-China and Diodes-FabTech, and (ii) higher sales commissions, incentives, marketing and royalty expenses associated with increased sales, as well as audit and legal expenses associated with Sarbanes-Oxley Act compliance.

The Company’s goal is to increase its R&D expenditures, both in absolute dollars and as a percentage of sales, as part of its strategy to develop more proprietary products aimed at improving gross margins. SG&A, as a percentage of sales, improved from 14.3% in the second quarter of 2003 to 13.6% in the current quarter, while R&D increased from 1.2% to 1.7% of sales. Total operating expenses, as a percentage of sales, improved to 15.4% from 15.6% in the comparable period last year.

	2003	2004

Net Interest Income (Expense)	$218,000	$145,000

Net interest expense for the three months ended June 30, 2004 decreased approximately $73,000, or 33.5%, versus the second quarter last year, due primarily to a reduction in the Company’s total debt as well as lower interest rates. The Company’s interest expense is primarily the result of the Company’s borrowings to finance the FabTech acquisition, as well as the investment and expansion in the Diodes-China and Diodes-Shanghai manufacturing facilities.

	2003	2004

Other Income (Expense)	$(7,000)	$24,000

Other income for the three months ended June 30, 2004 increased $31,000, compared to the second quarter of 2003, due primarily to currency exchange gains, primarily in Taiwan.

	2003	2004

Income Tax Provision	$651,000	$1,383,000

The effective income tax rate for the second quarter of 2004 was 18.0% compared to 22.4% in the comparable period of 2003 as more profit was earned by the Company’s Far East subsidiaries in lower tax jurisdictions.

15

	2003	2004

Minority Interest in Joint Venture	$89,000	$177,000

   Minority interest in joint venture represents the minority investor’s share of the Diodes-China joint venture’s income for the period. The increase in the joint venture earnings for the three months ended June 30, 2004 is primarily the result of increased capacity utilization and manufacturing efficiencies. The joint venture investment is eliminated in consolidation of the Company’s financial statements, while the activities of Diodes-China are included therein. As of June 30, 2004, the Company had a 95% controlling interest in the joint venture.

Results of Operations for the Six Months ended June 30, 2003 and 2004

   The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Six months ended June 30,		Percentage Dollar Increase (Decrease)

	2003	2004	‘03 to ‘04

Net sales	100.0%	100.0%	40.9%

Cost of goods sold	(74.8)	(68.6)	29.2

Gross profit	25.2	31.4	75.7

Operating expenses	(15.5)	(15.2)	39.0

Operating income	9.7	16.2	134.0

Interest expense, net	(0.8)	(0.4)	(29.2)

Other income	(0.1)	(0.1)	(28.1)

Income before taxes and minority interest	8.8	15.7	149.5

Income tax benefit (provision)	(2.0)	(2.9)	100.6

Income before minority interest	6.8	12.8	163.9
Minority interest	(0.3)	(0.4)	70.6

Net income	6.5	12.4	168.2

   The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2003	2004

Net Sales	$62,762,000	$88,442,000

Net sales increased approximately $25.7 million, or 40.9%, for the six months ended June 30, 2004, compared to the same period last year, due primarily to an approximately 44% increase in units sold as a result of increased demand, primarily in the Far East. The Company’s ASP for discrete devices decreased approximately 1% from the same six-month period last year. ASPs for wafer products decreased approximately 12% from the same period last year due primarily to market pricing pressure.

16

	2003	2004

Cost of Goods Sold	$46,955,000	$60,664,000
Gross Profit	$15,807,000	$27,778,000
Gross Profit Margin Percentage	25.2%	31.4%

Cost of goods sold increased approximately $13.7 million, or 29.2%, for the six months ended June 30, 2004 compared to the year ago period. As a percent of sales, cost of goods sold decreased from 74.8% for the six months ended June 30, 2003 to 68.6% for the six months ended June 30, 2004. Gross profit increased approximately $12.0 million, or 75.7%, for the six months ended June 30, 2004 compared to the year ago period. Of the $12.0 million increase, approximately $6.5 million was due to the 40.9% increase in sales, while $5.5 million was due to the increase in gross margin percentage from 25.2% to 31.4%. The higher gross margin percentage was due primarily to sales of higher margin proprietary products and continuing manufacturing efficiencies, partially offset by pricing pressures on the Company’s wafer products.

	2003	2004

Total Operating Expenses	$9,699,000	$13,485,000

Operating expenses for the six months ended June 30, 2004 increased approximately $3.8 million, or 39.0%, compared to the same period last year, due primarily to (i) an $816,000 or 109.4% increase in R&D primarily at Diodes-China and Diodes-FabTech, and (ii) higher sales commissions, incentives, marketing and royalty expenses associated with increased sales, as well as audit and legal expenses associated with Sarbanes-Oxley Act compliance.

SG&A, as a percentage of sales, improved from 14.4% to 13.5% in the comparable period last year, while R&D increased from 1.2% to 1.8% of sales. Total operating expenses, as a percentage of sales, improved to 15.2% from 15.5% in the comparable period last year.

	2003	2004

Net Interest Income (Expense)	$463,000	$327,000

Net interest expense for the six months ended June 30, 2004 decreased approximately $136,000, or 29.4% versus the same period last year, due primarily to a reduction in the Company’s total debt as well as lower interest rates. The Company’s interest expense is primarily the result of the Company’s borrowings to finance the FabTech acquisition, as well as the investment and expansion in the Diodes-China manufacturing facility.

	2003	2004

Other Income (Expense)	$(96,000)	$(124,000)

Other expense for the six months ended June 30, 2004 increased $28,000, or 29.2% from the same period in 2003, due primarily to currency exchange losses, primarily in Taiwan, as the Taiwan dollar strengthened versus the U.S. dollar.

	2003	2004

Income Tax Provision	$1,268,000	$2,543,000

The effective income tax rate for the first half of 2004 was 18.4% compared to 22.9% in the comparable period of 2003 as more profit was earned by the Company’s Far East subsidiaries in lower tax jurisdictions.

17

	2003	2004

Minority Interest in Joint Venture	$187,000	$319,000

   Minority interest in joint venture represents the minority investor’s share of the Diodes-China joint venture’s income for the period. The increase in the joint venture earnings for the six months ended June 30, 2004 is primarily the result of increased capacity utilization and manufacturing efficiencies. The joint venture investment is eliminated in consolidation of the Company’s financial statements, while the activities of Diodes-China are included therein. As of June 30, 2004, the Company had a 95% controlling interest in the joint venture.

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

At June 30, 2004 the Company had cash and cash equivalents totaling $14.6 million, an increase of $1.7 million from December 31, 2003. Cash provided by operating activities for the six months ended June 30, 2004 was $13.8 million compared to $6.2 million for the same period in 2003. The primary sources of cash flows from operating activities for the first half of 2004 were $11.0 million in net income and $6.1 million in depreciation and amortization. In 2003, the primary sources were $5.3 million in depreciation and amortization, and $4.1 million in net income.

The primary use of cash flows from operating activities for the first six months of 2004 was an increase in accounts receivable of $6.6 million, while the primary use of cash flows from operating activities in the same period in 2003 was a $2.9 million increase in accounts receivables. Inventories increased to $19.7 million from $16.2 million at December 31, 2003, primarily due to an increase in wafer and raw material inventory at Diodes-China, and inventory turns were 6.6 turns at June 30, 2004 compared to 6.5 turns at March 31, 2004 and 6.9 turns at December 31, 2003.

For the six months ended June 30, 2004, gross accounts receivable increased 47.1% compared to the 40.8% increase in sales. At June 30, 2004, day’s sales outstanding were 71 days compared to 70 days at December 31, 2003. The Company continues to closely monitor its credit terms, while at times providing extended terms, required primarily by Far East customers and major U.S. distributors.

The ratio of the Company’s current assets to current liabilities improved to 1.70 at June 30, 2004, compared to 1.67 at December 31, 2003.

    Cash used by investing activities for the six months ended June 30, 2004 was $10.2 million, compared to $7.2 million during the same period in 2003. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility, and to a lesser extent, for capacity increases at Diodes-FabTech.

On December 1, 2000, the Company purchased all the outstanding capital stock of FabTech Incorporated, a 5-inch wafer foundry located in Lee’s Summit, Missouri, from Lite-On Semiconductor Corporation (“LSC”), the Company’s largest stockholder. The acquisition purchase price consisted of approximately $5 million in cash plus FabTech was obligated to repay an aggregate of approximately $19 million of debt, consisting of (i) approximately $13.6 million note payable to LSC, (ii) approximately $2.6 million note payable to the Company, and (iii) approximately $3.0 million note payable to a financial institution (which was repaid on December 4, 2000 with the proceeds of a capital contribution by the Company). The acquisition was financed internally and through bank credit facilities.

In June 2001, according to the Company’s U.S. bank covenants, Diodes-FabTech was not permitted to make regularly scheduled principal and interest payments to LSC on the remaining $10.0 million payable related to the FabTech acquisition note, but was, however, able to renegotiate with LSC the terms of the note. Under the terms of the amended and restated subordinated promissory note, monthly payments of approximately $417,000 plus interest were scheduled to begin again in July 2002, provided the Company met the terms of its U.S. bank’s covenants. In May 2002, the Company renegotiated the terms of the note with LSC to extend the payment period from two years to four years, and accordingly, monthly payments of approximately $208,000 plus interest began in July 2002.

Cash used by financing activities was $1.9 million for the six months ended June 30, 2004, primarily as the Company paid down on its total credit facilities by $3.7 million, compared to cash provided by financing activities of $0.9 million in the same period of 2003, due primarily to borrowing on its line of credit. During the first six months of 2004, the Company has received approximately $1.9 million from the exercise of stock options, compared to approximately $0.7 million during the same period in 2003.

In February 2003, the Company and its U.S. bank renewed its $7.5 million revolving credit line, extending it for two years. In July 2004, Diodes-FabTech obtained an additional $5.0 million credit facility to be used for capital expenditure requirements at its wafer fabrication facility. This $5.0 million facility brings the Company’s total credit facility to $55.5 million, with the total available and unused credit at June 30, 2004 of $36.5 million.

At June 30, 2004, the Company’s total bank credit facility of $55.5 million encompasses one major U.S. bank, three banks in Mainland China and four in Taiwan. As of June 30, 2004, the total credit lines were $22.8 million, $25.0 million, and $7.7 million, for the U.S. facility secured by substantially all assets, the unsecured Chinese facilities, and the unsecured Taiwanese facilities, respectively. As of June 30, 2004, the available credit was $9.8 million, $19.0 million, and $7.7 million, for the U.S. facility, the Chinese facilities, and the Taiwanese facilities, respectively.

The credit agreements have certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreements, and prohibit the payment of dividends. The Company was in compliance with its covenants as of June 30, 2004.

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

Total working capital increased approximately 21.7% to $33.1 million as of June 30, 2004, from $27.2 million as of December 31, 2003. The Company believes that such working capital position will be sufficient for foreseeable operations and growth opportunities. The Company’s total debt to equity ratio decreased to 0.67 at June 30, 2004, from 0.73 at December 31, 2003.

The Company has no material plans or commitments for capital expenditures other than in connection with equipment requirements for manufacturing expansion at Diodes-China, Diodes-Shanghai and Diodes-FabTech. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share. As of June 30, 2004, based upon plans for new product introductions, product mixes, capacity restraints on certain product lines and equipment upgrades, the Company exp ects that year 2004 capital expenditures will be in the $20 to $24 million range as the Company approaches higher capacity utilizations and brings new products into production.

Inflation did not have a material effect on net sales or net income in the first six months of 2004. A significant increase in inflation could affect future performance.

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

   Foreign Currency Risk. The Company faces exposure to adverse movements in foreign currency exchange rates, primarily in Asia. The Company’s foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon the Company’s financial results. Certain of the Company’s assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar, the Japanese Yen, and the Hong Kong dollar. Because of the relatively small size of each individual currency exposure, the Company does not employ hedging techni ques designed to mitigate foreign currency exposures. Therefore, the Company could experience currency gains and losses.

   Interest Rate Risk. The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company’s cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At June 30, 2004 the interest rate swap agreement applies to $1.0 million of the Company’s long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is t herefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

Political Risk. The Company has a significant portion of its assets in Mainland China and Taiwan. The possibility of political conflict between the two countries or with the United States could have an adverse impact upon the Company’s ability to transact business through these important business segments and to generate profits. See “Risk Factors – Foreign Operations.”

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

Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act.

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

Risk Factors

Vertical Integration

We are in the process of vertically integrating our business. Key elements of this strategy include (i) expanding our manufacturing capacity, (ii) establishing wafer foundry and research and development capability through the acquisition of FabTech and (iii) establishing sales, marketing, product development, package development and assembly/testing operations in company-owned facilities or through the acquisition of established contractors. We have a limited history upon which an evaluation of the prospects of our vertical integration strategy can be based. There are certain risks associated with our vertical integration strategy, including:

•	difficulties associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories and limitations on the flexibility of controlling overhead;
•	difficulties implementing our Enterprise Resource Planning system.
•	difficulties expanding our operations in the Far East and developing new operations in Europe;
•	difficulties developing and implementing a successful research and development team;
•	difficulties developing proprietary technology; and,
•	market acceptance of our proprietary technology.

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

Foreign Operations

We expect revenues from foreign markets to continue to represent a significant portion of our total revenues. In addition, we maintain facilities or contracts with entities in the Philippines, Taiwan, Germany, Japan, England, India, and China, among others. There are risks inherent in doing business internationally, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;
•	trade restrictions, transportation delays, work stoppages, and economic and political instability;
•	changes in import/export regulations, tariffs and freight rates;
•	difficulties in collecting receivables and enforcing contracts;
•	currency exchange rate fluctuations;
•	restrictions on the transfer of funds from foreign subsidiaries to Diodes-North America; and,
•	longer customer payment terms.

Variability of Quarterly Results

We have experienced, and expect to continue to experience, a substantial variation in net sales and operating results from quarter to quarter. We believe that the factors that influence this variability of quarterly results include:

•	general economic conditions in the countries where we sell our products;
•	seasonality and variability in the computer and communications market and our other end markets;
•	the timing of our and our competitors' new product introductions;
•	product obsolescence;
•	the scheduling, rescheduling and cancellation of large orders by our customers;
•	the cyclical nature of demand for our customers' products;
•	our ability to develop new process technologies and achieve volume production at our fabrication facilities;
•	changes in manufacturing yields;
•	adverse movements in exchange rates, interest rates or tax rates; and
•	the availability of adequate supply commitments from our outside suppliers or subcontractors.

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

Future Acquisitions

As part of our business strategy, we expect to review acquisition prospects that would implement our vertical integration strategy or offer other growth opportunities. While we have no current agreements and no active negotiations underway with respect to any acquisitions, we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

•	use a significant portion of our available cash;
•	issue equity securities, which would dilute current stockholders’ percentage ownership;
•	incur substantial debt;
•	incur or assume contingent liabilities, known or unknown;
•	incur amortization expenses related to intangibles; and
•	incur large, immediate accounting write-offs.

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

Integration of Acquisitions

During fiscal year 2000, we acquired FabTech, Inc. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

•	unexpected losses of key employees or customers of the acquired company;
•	conforming the acquired company's standards, processes, procedures and controls with our operations;
•	coordinating our new product and process development;
•	hiring additional management and other critical personnel;
•	increasing the scope, geographic diversity and complexity of our operations;
•	difficulties in consolidating facilities and transferring processes and know-how;
•	diversion of management's attention from other business concerns; and
•	adverse effects on existing business relationships with customers.

Backlog

The amount of backlog to be shipped during any period is dependent upon a number of factors and all orders are subject to cancellation or modification, usually with minimal or no penalty to the customer. Orders are generally booked from one to twelve months in advance of delivery. The rate of booking new orders can vary significantly from month to month. The Company and the industry as a whole are experiencing a trend towards shorter lead-times (the amount of time between the date a customer places an order and the date the customer requires shipment). The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, the Company believes that the amount of backlog at any date is not meaningful and is not necessarily indicative of actual future shipments. The Company strives to maintain proper inventory levels to support customers’ just-in-time order expectations.

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

Qualified Personnel

Our future success depends, in part, on our ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with these skills is intense. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

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

System Outages

We are exposed to the risk of electrical or telecommunications outages, computer hacking or other general system failure. To try to manage our operations efficiently and effectively, we rely heavily on our internal information and communications systems and on systems or support services from third parties. Any of these systems are subject to failure. System-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows. In addition, insurance coverage for the risks described above may be unavailable.

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

Deferred Taxes

As of June 30, 2004, accumulated and undistributed earnings of Diodes-China are approximately $31.7 million, including $10.0 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the earnings of Diodes-China in preparation of a dividend distribution. In May 2004, the Company received a $5.7 million dividend distribution from Diodes-China to the U.S. This transaction did not have a material effect on net income as the U.S. income taxes have already been accrued.

The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China and Diodes-Hong Kong to the extent such earnings may be appropriated for distribution to the Company’s corporate office in North America, and as further investment strategies with respect to Diodes-China are determined. Should the Company’s North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash may be obtained from the Company’s foreign subsidiaries. However, the distribution of any funds to the U.S. may require the recording of income tax expense on a consolidated basis, thus reducing net income.

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

Interest Rate Risk

The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company’s cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At June 30, 2004 the interest rate swap agreement applies to $1.0 million of the Company’s long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

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

Item 4. Submission of Matters to a Vote of Security Holders

                             The Company submitted to a vote of its security holders at an annual meeting of shareholders on June 3, 2004, the election of members of the Board of Directors. The directors were each elected to serve until the 2005 annual meeting or until their successors are elected and have qualified. The results of the tabulation for each nominee for director of the Company is as follows:

C.H. Chen, Director	For: Withheld:	9,558,135 3,191,089

Michael R. Giordano, Director	For: Withheld:	9,687,180 3,062,044

Keh-Shew Lu, Director	For: Withheld:	12,427,724 321,500

M.K. Lu, Director	For: Withheld:	12,520,182 229,042

Shing Mao, Director	For: Withheld:	12,576,894 172,330

Raymond Soong, Director	For: Withheld:	12,519,130 230,094

John M. Stich, Director	For: Withheld:	12,433,94 315,280

The Company also submitted to a vote of its security holders at an annual meeting of shareholders on June 3, 2004, the appointment of Moss Adams LLP as the Company’s independent certified public accountants for the fiscal year ending December 31, 2004. The result of the tabulation was 12,574,501 shares voted in favor of the proposal, 140,481 shares voted against, and 34,242 abstained from voting on the proposal. No broker non-votes with respect to this proposal were received.

Item 5. Other Information

The proxy materials for the 2004 annual meeting of stockholders held on June 3, 2004 were mailed to stockholders of the Company on April 30, 2004. Under certain circumstances, stockholders are entitled to present proposals at stockholder meetings. Any such proposal to be included in the proxy statement for the 2005 annual meeting of stockholders must be received at the Company’s executive offices at 3050 East Hillcrest Drive, Westlake Village, California, 91362, addressed to the attention of the Corporate Secretary by December 31, 2004 in a form that complies with applicable regulations. The Securities and Exchange Commission’s rules provide that, in the event a stockholder proposal is not submitted to the Company prior to March 15, 2005, the proxies solicited by the Board of Directors for the 2005 annual meeting of stockholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2005 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

Exhibit 10.52	Lease Agreement for Plant #2 between the Company and Shanghai Ding Hong Electronic Equipment Limited

Exhibit 10.53	$5 Million Term Note with Union Bank

Exhibit 10.54	First Amendment To Amended And Restated Credit Agreement

Exhibit 10.55	Covenant Agreement between Union Bank and FabTech, Inc.

Exhibit 10.56	Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd

Exhibit 10.57	Lease Agreement between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd.

Exhibit 10.58	Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd

Exhibit 11	Computation of Earnings Per Share

Exhibit 31.1	Certification Pursuant to Rule 15(d)-14(a) Under the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Rule 15(d)-14(a) Under the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

         None.

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ Carl C. Wertz	August 5, 2004

CARL C. WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit 10.52	Lease Agreement for Plant #2 between the Company and Shanghai Ding Hong Electronic Equipment Limited

Exhibit 10.53	$5 Million Term Note with Union Bank

Exhibit 10.54	First Amendment To Amended And Restated Credit Agreement

Exhibit 10.55	Covenant Agreement between Union Bank and FabTech, Inc

Exhibit 10.56	Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd

Exhibit 10.57	Lease Agreement between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd.

Exhibit 10.58	Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd

Exhibit 11	Computation of Earnings Per Share

Exhibit 31.1	Certification Pursuant to Rule 15(d)-14(a) Under the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Rule 15(d)-14(a) Under the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

