Form 10-Q
period 2004-09-30
DIODES INC /DEL/
filed 2004-11-09
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
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
Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

The number of shares of the registrant’s Common Stock, $0.66 2/3-par value, outstanding as of November 3, 2004 was 15,507,659, including 1,613,508 shares of treasury stock.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS

	December 31,	September 30,
	2003	2004
		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$12,847,000	$16,701,000
Accounts receivable
Customers	27,010,000	36,780,000
Related parties	3,938,000	4,951,000
	30,948,000	41,731,000
Less: Allowance for doubtful receivables	375,000	391,000
	30,573,000	41,340,000

Inventories	16,164,000	21,408,000
Deferred income taxes, current	5,547,000	5,704,000
Prepaid expenses and other current assets	2,256,000	1,750,000
Prepaid income taxes	446,000	716,000

Total current assets	67,833,000	87,619,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
of accumulated depreciation and amortization	47,893,000	56,722,000

DEFERRED INCOME TAXES, non-current	1,816,000	654,000

OTHER ASSETS
Goodwill	5,090,000	5,090,000
Other	1,163,000	1,636,000

TOTAL ASSETS	$123,795,000	$151,721,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	September 30,
	2003	2004
		(Unaudited)
CURRENT LIABILITIES
Line of credit	$8,488,000	$6,518,000
Accounts payable
Trade	14,029,000	18,190,000
Related parties	3,453,000	3,013,000
Accrued liabilities	8,715,000	11,225,000
Current portion of long-term debt
Related party	2,500,000	2,500,000
Other	3,333,000	1,846,000
Current portion of capital lease obligations	161,000	164,000
Total current liabilities	40,679,000	43,456,000

LONG-TERM DEBT, net of current portion
Related party	3,750,000	1,875,000
Other	3,000,000	6,833,000

CAPITAL LEASE OBLIGATIONS, net of current portion	2,334,000	2,206,000

MINORITY INTEREST IN JOINT VENTURE	2,582,000	2,789,000

STOCKHOLDERS’ EQUITY
Class A convertible preferred stock - par value $1.00 per share;
1,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock - par value $0.66 2/3 per share;
30,000,000 shares authorized; 14,627,284 and 15,036,980
shares issued at December 31, 2003
and September 30, 2004, respectively	6,502,000	6,771,000
Additional paid-in capital	11,192,000	15,834,000
Retained earnings	55,779,000	74,000,000
	73,473,000	96,605,000
Less:
Treasury stock - 1,613,508 shares of common stock, at cost	1,782,000	1,782,000
Accumulated other comprehensive loss (gain)	241,000	261,000
	2,023,000	2,043,000

Total stockholders’ equity	71,450,000	94,562,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,795,000	$151,721,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net sales	$34,941,000	$49,353,000	$97,703,000	$137,795,000
Cost of goods sold	25,779,000	32,607,000	72,734,000	93,271,000

Gross profit	9,162,000	16,746,000	24,969,000	44,524,000

Selling, general and administrative expenses	5,089,000	6,171,000	14,097,000	18,079,000
Research and development expenses	612,000	942,000	1,358,000	2,505,000
Loss (gain) on sale of fixed assets	300,000	(1,000)	244,000	14,000
Total operating expenses	6,001,000	7,112,000	15,699,000	20,598,000

Income from operations	3,161,000	9,634,000	9,270,000	23,926,000

Other income (expense)
Interest income	2,000	3,000	11,000	13,000
Interest expense	(211,000)	(163,000)	(683,000)	(500,000)
Other	126,000	91,000	29,000	(33,000)
	(83,000)	(69,000)	(643,000)	(520,000)

Income before income taxes and minority interest	3,078,000	9,565,000	8,627,000	23,406,000
Income tax provision	(416,000)	(2,134,000)	(1,684,000)	(4,678,000)

Income before minority interest	2,662,000	7,431,000	6,943,000	18,728,000

Minority interest in joint venture earnings	(99,000)	(189,000)	(285,000)	(507,000)

Net income	$2,563,000	$7,242,000	$6,658,000	$18,221,000

Earnings per share
Basic	$0.20	$0.54	$0.53	$1.38
Diluted	$0.18	$0.47	$0.47	$1.18

Weighted average shares outstanding
Basic	12,813,492	13,355,775	12,655,481	13,239,681
Diluted	14,546,256	15,367,449	14,253,707	15,391,103

The accompanying notes are an integral part of these financial statements.

 DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,658,000	$18,221,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,133,000	9,542,000
Loss on fixed assets	300,000	--
Minority interest earnings	285,000	507,000
Loss (gain) on sale of property, plant and equipment	(46,000)	14,000
Changes in operating assets:
Accounts receivable	(5,643,000)	(10,962,000)
Inventories	(354,000)	(5,244,000)
Prepaid expenses, taxes and other assets	485,000	3,226,000
Changes in operating liabilities:
Accounts payable	1,726,000	3,721,000
Accrued liabilities	805,000	2,075,000

Net cash provided by operating activities	12,349,000	21,100,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(11,653,000)	(18,392,000)
Proceeds from sale of property, plant and equipment	457,000	68,000

Net cash used in investing activities	(11,196,000)	(18,324,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on (repayments of) line of credit, net	4,394,000	(1,970,000)
Proceeds from the issuance of common stock	815,000	2,647,000
Proceeds from (repayments of) long-term obligations	(4,375,000)	471,000
Repayments of capital lease obligations	(122,000)	(125,000)
Management incentive reimbursement from LSC	375,000	375,000
Dividend to minority shareholder	—	(300,000)

Net cash provided by financing activities	1,087,000	1,098,000

EFFECT OF EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	259,000	(20,000)

INCREASE IN CASH AND EQUIVALENTS	2,499,000	3,854,000

CASH AT BEGINNING OF PERIOD	7,284,000	12,847,000

CASH AT END OF PERIOD	$9,783,000	$16,701,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$672,000	$501,000
Income taxes	$777,000	$2,347,000
Non-cash activities:
Tax benefit of stock options exercised credited to additional paid-in capital	—	$2,084,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The consolidated financial data at December 31, 2003 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The consolidated financial statements include the accounts of Diodes-North America and its wholly-owned foreign subsidiaries, Diodes Taiwan Corporation, Ltd. (“Diodes-Taiwan”), Diodes-Hong Kong Ltd. (“Diodes-Hong Kong”), the accounts of Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China”) and Diodes Shanghai Co., Ltd. (“Diodes-Shanghai”) in which the Company has a 95% interest, and the accounts of its wholly-owned United States subsidiary, FabTech Incorporated (“FabTech” or “Diodes-FabTech”). All significant intercompany balances and transactions have been eliminated.

NOTE B - Functional Currencies, Comprehensive Gain/Loss and Foreign Currency Translation

The Company entered into an interest rate swap agreement with a major U.S. bank which expires November 30, 2004, to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt, the effect of which resulted in $23,000 gain for the nine months ended September 30, 2004.

The Company uses the U.S. dollar as the functional currency for Diodes-China, Diodes-Shanghai and Diodes-Hong Kong, and uses the NT (“New Taiwanese”) dollar as the functional currency for Diodes-Taiwan. The translation of the balance sheet and statement of income of Diodes-Taiwan from the local currency into the reporting currency (U.S. dollar) resulted in a $64,000 translation loss adjustment, the effect of which is reflected in the accompanying statement of comprehensive income and on the balance sheet as a separate component of shareholders’ equity.

The effect of a $21,000 gain in translation adjustments with the $23,000 gain related to the interest rate swap agreement and a $64,000 translation loss adjustment resulted in a change in accumulated other comprehensive loss of $20,000 for the nine months ended September 30, 2004, and is reflected on the balance sheet as a separate component of shareholders’ equity. There were no other components of other comprehensive loss (income) for the nine months ended September 30, 2004.

NOTE C - Inventories

Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

	December 31,	September 30,
	2003	2004
Finished goods	$9,920,000	$13,220,000
Work-in-progress	1,818,000	2,152,000
Raw materials	6,519,000	8,493,000
	18,257,000	23,865,000
Less: Reserves	(2,093,000)	(2,457,000)
Net inventory	$16,164,000	$21,408,000

NOTE D - Income Taxes

In accordance with the current taxation policies of the People’s Republic of China (“PRC”), Diodes-China received preferential tax treatment for the years ended December 31, 1996 through 2003. Earnings were subject to a 0% tax rate from 1996 through 2000, and 12% in 2001, 2002 and 2003. Earnings in 2004 will be taxed at 12% (half the normal rate of the local and central government tax rate of 24%). The Company has received indications from the local taxing authority in Shanghai that the tax holiday may be extended beyond 2003. It is not known whether the taxing authority for the central government of the PRC will participate in this extended tax holiday arrangement. Earnings of Diodes-China are also subject to a tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax in 2002, 2003 and the first nine months of 2004. As part of the preferential tax treatment for the startup of Diodes-Shanghai, earnings of Diodes-Shanghai will be taxed at 0% through September 2006, and then 7.5% (half the normal Export zone tax rate of 24%)The Company has received indications from the local taxing authority in Shanghai that the tax holiday may be extended beyond 2003. It is not known whether the taxing authority for the central government of the PRC will participate in this extended tax holiday arrangement. for three years after.

Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations. Earnings of Diodes-Hong Kong are currently subject to a 17.5% tax for local sales and/or local source sales, all other sales are income tax-free.

In accordance with United States tax law, the Company receives credit against its U.S. Federal tax liability for corporate taxes paid in Taiwan and China. The repatriation of funds from Taiwan and China to the Company may be subject to federal and/or state income taxes.

As of September 30, 2004, accumulated and undistributed earnings of Diodes-China and Diodes-Shanghai were approximately $33.7 million, including $16.5 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. federal or state tax liabilities on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the earnings of Diodes-China in preparation of a dividend distribution. In May 2004, the Company received a $5.7 million dividend distribution from Diodes-China to the U.S. This transaction did not have a material effect on net income as the U.S. income taxes had already been accrued.

The Company has filed an application with the Chinese government for permanent reinvestment of capital in the amount of $18.5 million in China. In accordance with Chinese tax law, it is anticipated this reinvestment will provide a future tax benefit of approximately $2.0 to $2.5 million. Since the application is pending at this time, the Company has not recorded any tax benefits in the current period.

The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China, Diodes-Shanghai and Diodes-Hong Kong to the extent such earnings may be appropriated for distribution to the Company’s corporate office in North America, and as further investment strategies with respect to Diodes-China and Diodes-Shanghai are determined. Should the Company’s North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash may be obtained from the Company’s foreign subsidiaries. However, the distribution of any funds to the U.S. may require the recording of income tax expense on a consolidated basis, thus reducing net income.

NOTE E - Stock Split

On November 25, 2003, the Company effected a three-for-two stock split for shareholders of record as of November 14, 2003 in the form of a 50% stock dividend. All share and per share amounts in the accompanying financial statements and footnotes reflect the effect of this stock split.

NOTE F - Stock Based Compensation and Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Note 10 of the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for this plan under the recognition and measurement principles of Accounting Principals Board (“APB”) Opinion No. 25 (“Accounting for Stock Issued to Employees”), and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the fair market value of the underlying common stock at the date of grant. During the first nine months of 2004, the Company granted 526,900 stock options to directors, officers and key employees at an average exercise price of $18.35.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, (“Accounting for Stock Based Compensation”), to stock based employee compensation.

	For the three months ended September 30 (in 000’s except per share data),
	Amounts Per Share			Amounts Per Share
	2003	Basic	Diluted	2004	Basic	Diluted
Net income	$2,563	$0.20	$0.18	$7,242	$0.54	$0.47
Additional compensation for fair value of stock options, net of tax effect	(244)	(0.02)	(0.02)	(474)	(0.03)	(0.03)
Proforma net income	$2,319	$0.18	$0.16	$6,768	$0.51	$0.44

	For the nine months ended September 30 (in 000’s except per share data),
	Amounts Per Share			Amounts Per Share
	2003	Basic	Diluted	2004	Basic	Diluted
Net income	$6,658	$0.53	$0.47	$18,221	$1.38	$1.18
Additional compensation for fair value of stock options, net of tax effect	(1,124)	(0.09)	(0.08)	(1,076)	(0.09)	(0.07)
Proforma net income	$5,534	$0.44	$0.39	$17,145	$1.29	$1.11

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

Revenues were derived from the following countries (All Others represents countries with less than 10% of total revenues each):

Three months ended September 30, 2003	Revenue	% of Total Revenue
United States	$9,771,000	28.0
Taiwan	$9,849,000	28.2
China	$7,246,000	20.7
Korea	$3,643,000	10.4
All Others	$4,432,000	12.7
Total	$34,941,000	100.0

Three months ended September 30, 2004	Revenue	% of Total Revenue
United States	$15,546,000	31.5
Taiwan	$12,877,000	26.1
China	$11,842,000	24.0
All Others	$9,088,000	18.4
Total	$49,353,000	100.0

Nine months ended September 30, 2003	Revenue	% of Total Revenue
United States	$29,973,000	30.7
Taiwan	$27,009,000	27.6
China	$18,364,000	18.8
Korea	$10,555,000	10.8
All Others	$11,802,000	12.1
Total	$97,703,000	100.0

Nine months ended September 30, 2004	Revenue	% of Total Revenue
United States	$41,106,000	29.8
Taiwan	$36,332,000	26.4
China	$31,003,000	22.5
All Others	$29,354,000	21.3
Total	$137,795,000	100.0

The Company’s operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Diodes-China and Diodes-Shanghai, both located in Shanghai, China; and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which accounted for approximately 2.5% of total sales for the nine months ended September 30, 2004, are consolidated into the domestic (North America) operations.

The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

Three Months Ended	Far East	North America	Consolidated Segments
September 30, 2003
Total sales	$31,672,000	$17,879,000	$49,551,000
Inter-company sales	(12,254,000)	(2,356,000)	(14,610,000)
Net sales	$19,418,000	$15,523,000	$34,941,000

Property, plant and equipment	$34,661,000	$12,843,000	$47,504,000
Assets	$74,583,000	$41,159,000	$115,742,000

Three Months Ended	Far East	North America	Consolidated Segments
September 30, 2004
Total sales	$48,706,000	$24,888,000	$72,960,000
Inter-company sales	(20,136,000)	(4,105,000)	(23,607,000)
Net sales	$28,570,000	$20,783,000	$49,353,000

Property, plant and equipment	$44,408,000	$12,314,000	$56,722,000
Assets	$106,539,000	$45,182,000	$151,721,000

Nine Months Ended	Far East	North America	Consolidated Segments
September 30, 2003
Total sales	$87,180,000	$52,138,000	$139,318,000
Inter-company sales	(33,481,000)	(8,134,000)	(41,615,000)
Net sales	$53,699,000	$44,004,000	$97,703,000

Property, plant and equipment	$34,661,000	$12,843,000	$47,504,000
Assets	$74,583,000	$41,159,000	$115,742,000

Nine Months Ended	Far East	North America	Consolidated Segments
September 30, 2004
Total sales	$135,158,000	$70,315,000	$205,473,000
Inter-company sales	(55,207,000)	(12,471,000)	(67,678,000)
Net sales	$79,951,000	$57,844,000	$137,795,000

Property, plant and equipment	$44,408,000	$12,314,000	$56,722,000
Assets	$106,539,000	$45,182,000	$151,721,000

NOTE H - Reclassifications

Certain 2003 amounts presented in the accompanying financial statements have been reclassified to conform to 2004 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

NOTE I - Contingencies

At December 31, 2003, the Company had a $120,000 accrual on its balance sheet in Accrued Liabilities in anticipation of a payment to settle an environmental claim received in June 2000 dating back to the period 1967 through 1973. During March 2004, a $100,000 payment was accepted as settlement in full, and the remaining $20,000 accrual was reversed.

From time to time we are involved in routine claims and litigation incidental to our business. Management believes that such matters, either individually or in the aggregate, should not have a material effect on our business or financial condition.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to their forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

Overview

Diodes Incorporated (the "Company"), a Delaware corporation, is engaged in the manufacture, sale and distribution of discrete semiconductors worldwide, primarily to manufacturers in the communications, computing, industrial, consumer electronics and automotive markets, and to distributors of electronic components to manufacturers in these markets. Our technologies include high density diode and transistor arrays in multi-pin surface-mount packages; Powermite®3, PowerDI5, high-performance surface-mount packages; performance Schottkys, switching and rectifier diodes; single and dual pre-biased transistors; performance tight tolerance and low current zener diodes; subminiature surface-mount packages; transient voltage suppressors (TVS and TSPD); small signal transistors and MOSFETs; and standard, fast, ultra-fast, and super-fast rectifiers.

Our products are designed into a broad range of end-products such as notebook computers, flat-panel displays, set-top boxes, game consoles, digital cameras, cellular handsets and chargers, PDAs, power supplies, security systems, network routers and switches, DC to DC conversion, as well as into automotive electronic applications such as GPS navigation, satellite radios, and digital audio/video players.

The Company rapidly responds to the demands of the global marketplace by continuing to increase its investment in research and development, and by focusing on expanding its product portfolio and closely controlling product quality and time-to-market. Shifting development priorities toward specialized configurations, such as the Company’s high-density array devices, the Company is introducing a range of new products that improve the trade-off between size, performance and power consumption for surface-mount packages. During the third quarter of 2004, new products (products that are less than 3 years old) represented 14.2% of total sales, compared to 13.5% in the same period last year. These new products, in general, have higher margins than our standard product lines, and thus, the increase of these new product sales help contribute to our increased gross margins.

The majority (66% in the third quarter of 2004 and 69% in year 2003) of our sales are to original equipment manufacturers (“OEMs”) customers such as Intel Corporation, Cisco Systems Incorporated, Sony Corporation, Nortel Networks Corporation, Delphi Automotive, Bose Corporation, Scientific Atlanta Incorporated, Samsung Electronics, Asustek Computer, Inc., Quanta and LG Electronics, Inc. Our distribution network (34% of sales in the third quarter of 2004 and 31% of year 2003 sales) includes major distributors such as Arrow Electronics, Inc., Avnet, Inc., Digi-Key Corporation, Future Electronics Ltd., Jaco Electronics, Inc., Reptron Electronics, Inc., and All American Semiconductor, Inc.

Because of the trend in the electronics industry towards moving manufacturing to lower operating cost countries in Asia, the Company has focused primarily on customers in China, Taiwan, Korea and Hong Kong (Asian customers). We sell to customers in Asia (58% of sales for the third quarter of 2004 and 56% of 2003 year sales) primarily through our wholly-owned subsidiaries, Diodes-Taiwan and Diodes-Hong Kong. The discrete semiconductor market in Asia is the largest and fastest growing market in which the Company participates. An increase in sales to this region is expected as we have significantly increased our sales presence there and believe there is greater potential to increase market share in that region due to the expanding base of electronics product manufacturers.

Our corporate headquarters located just outside Los Angeles, in Westlake Village, California, which provides sales, marketing, engineering, logistics and warehousing functions, sells primarily to North American manufacturers and distributors (40% of sales for the third quarter of 2004 and 41% of year 2003 sales). Due to the manufacturing shift, the North American discrete semiconductor market is now the smallest market, and its growth rate is far less than all other markets, in which the Company participates. However, the majority of our applications engineers are located in the U.S. in order to work with the customers’ design engineers who are also primarily located in the U.S. Whether the end-application is ultimately manufactured in the U.S. or in Asia, our world-wide sales organization is well positioned to provide sales and support to the customer.

In order to take advantage of the relatively robust European market, offices in Toulouse, France and Hattenheim, Germany support our European sales expansion (2% for both third quarter 2004 and year 2003 sales).

Asian sales are also generated by Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China” or “KaiHong”), a 95% owned manufacturing facility in Shanghai, China, with offices in Shanghai and Shenzhen, China, as well as from FabTech Incorporated (“Diodes-FabTech” or “FabTech”), a wholly owned silicon wafer manufacturer acquired in December 2000 located near Kansas City, Missouri.

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

As part of the Company’s strategic business and tax planning initiatives, as well as to further expand manufacturing capabilities, the Company has formed a third Chinese manufacturing subsidiary, Shanghai Kaihong Technology Electronic Co., Ltd. (“Diodes-Shanghai”). Located in the Songjiang Export Zone established by the local Shanghai government, Diodes-Shanghai is approximately ten miles from our original manufacturing facility, Diodes-China. Diodes-Shanghai leases the building facilities from the Company’s minority interest joint venture partner and will continue to invest in the latest technology manufacturing equipment as we continue to expand our state-of-the-art manufacturing capacity.

Company-wide capital expenditures were $5.0 million in the third quarter of 2004 and $18.4 million year-to-date. During the year, we accelerated our capital expenditure investment plan, primarily in China, to meet increased demand and to improve efficiency. We now expect company-wide capital expenditures to be in the range of $20-22 million for the full year.

The Company has filed an application with the Chinese government for permanent reinvestment of capital in the amount of $18.5 million in China. In accordance with Chinese tax law, it is anticipated this reinvestment will provide a future tax benefit of approximately $2.0 to $2.5 million. Since the application is pending at this time, the Company has not recorded any tax benefits in the current period.

Related Parties

We conduct business with two related party companies, Lite-On Semiconductor Corporation (“LSC”) (and its subsidiaries) and Xing International (and its subsidiaries). LSC, a 35% shareholder, is our largest shareholder, and Xing International is owned by our 5% joint venture partner in Diodes-China and Diodes-Shanghai. C.H. Chen, our President and Chief Executive Officer, and a member of our Board of Directors, is also Vice-Chairman of LSC. M.K. Lu, a member of our Board of Directors, is President of LSC, while Raymond Soong, our Chairman of the Board, is the Chairman of The Lite-On Group, a significant shareholder of LSC.

In addition to being our largest external supplier of products (17.2% and 18.2% of our sales were from products supplied by LSC in the third quarters of 2004 and 2003, respectively), in the third quarter of 2004, we sold silicon wafers to LSC totaling 12.7% (10.7% for year 2003) of our total sales, making LSC our largest customer. The Company has a long-standing sales agreement under which the Company is the exclusive North American distributor for certain of LSC product lines. The Company also leases warehouse space from LSC for its operations in Hong Kong. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. As required by Nasdaq, the Audit Committee of the Board of Directors has approved the contracts associated with the related party transactions.

In December 2000, the Company acquired a wafer foundry, FabTech, Inc., from LSC. As part of the purchase price, at September 30, 2004, LSC holds a subordinated, interest-bearing note for $4.4 million. In May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and therefore, monthly payments of approximately $208,000 plus interest began in July 2002. In connection with the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, in accordance with the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech’s management. The agreements provide members of FabTech’s management guaranteed annual payments and contingent bonuses (ending in 2004) based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech is reimbursed to the Company by LSC.

Approximately 3.3% of our sales were from products manufactured by companies owned by Xing International in the third quarter of 2004. The Company also sold silicon wafers to companies owned by Xing International totaling 0.8% (1.1% in year 2003) of the Company’s total sales. In addition, Diodes-China and Diodes-Shanghai each leases its manufacturing facilities from, subcontracts a portion of its manufacturing process (metal plating and environmental services) to, and pays a consulting fee to, Xing International. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. As required by Nasdaq, the Audit Committee of the Board of Directors has approved the contracts associated with the related party transactions.

Available Information

Our Internet address is http://www.diodes.com. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). To support our global customer-base, particularly in Asia and Europe, our website is language-selectable into English, Chinese, Japanese, Korean and German, giving us an effective marketing tool for worldwide markets. With its extensive online Product (Parametric) Catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website provides easy access to worldwide sales contacts and customer support, and incorporates a distributor-inventory check to provide component inventory availability and a small order desk for overnight sample fulfillment. Our website also provides access to investor financial information, including SEC filings and press releases, as well as stock quotes and information on corporate governance compliance.

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

Impairment of Long-lived Assets

As of September 30, 2004, goodwill was $5.1 million ($4.2 million related to the FabTech acquisition, and $0.9 million related to Diodes-China). Beginning in fiscal 2002 with the adoption of SFAS No. 142 (“Goodwill and Other Intangible Assets”), goodwill is no longer amortized, but instead tested for impairment at least annually. As a result of the Company’s adoption of SFAS No. 142, an independent appraiser hired by the Company, performed the required impairment tests of goodwill annually and has determined that the goodwill is fully recoverable.

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

Results of Operations for the Three Months Ended September 30, 2003 and 2004

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Three months ended September 30,		Percentage Dollar Increase (Decrease)
	2003	2004	‘03 to ‘04
Net sales	100.0%	100.0%	41.2%

Cost of goods sold	(73.8)	(66.1)	26.5

Gross profit	26.2	33.9	82.8

Operating expenses	(17.2)	(14.4)	18.5

Operating income	9.0	19.5	204.8

Interest expense, net	(0.6)	(0.3)	(23.4)

Other income	0.4	0.2	(27.8)

Income before taxes and minority interest	8.8	19.4	210.8

Income tax benefit (provision)	(1.2)	(4.3)	413.0

Income before minority interest	7.6	15.1	179.2
Minority interest	(0.3)	(0.4)	90.9

Net income	7.3	14.7	182.6

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2003	2004
Net Sales	$34,941,000	$49,353,000

Net sales increased approximately $14.4 million, or 41.2%, for the three months ended September 30, 2004, compared to the same period last year, due primarily to an approximately 45.9% increase in units sold as a result of increased demand, primarily in the Far East. The Company’s average selling prices (“ASP”) for discrete devices increased approximately 1.7% from the third quarter of 2003, but decreased 0.8% from the second quarter of 2004. ASPs for wafer products decreased approximately 3.2% from the same period last year, but increased 5.4% from the second quarter of 2004, due primarily to an improved product mix.

	2003	2004
Cost of Goods Sold	$25,779,000	$32,607,000
Gross Profit	$9,162,000	$16,746,000
Gross Profit Margin Percentage	26.2%	33.9%

Cost of goods sold increased approximately $6.8 million, or 26.5%, for the three months ended September 30, 2004 compared to the same period in 2003. As a percent of sales, cost of goods sold decreased from 73.8% for the three months ended September 30, 2003 to 66.1% for the three months ended September 30, 2004. The Company’s average unit prices (“AUP”) for discrete devices decreased approximately 6.8% from the third quarter of 2003, and decreased 3.2% from the second quarter of 2004. AUPs for wafer products decreased approximately 11.4% from the same period last year, and decreased 1.2% from the second quarter of 2004. These decreases were due primarily to improved manufacturing efficiencies.

Gross profit increased in the quarter by approximately $7.6 million, or 82.8%, compared to the three months ended September 30, 2003. Of the $7.6 million increase, approximately $3.8 million was due to the 41.2% increase in sales, while another $3.8 million was due to the increase in gross margin percentage from 26.2% to 33.9%. The higher gross margin percentage was due primarily to increased capacity utilization, manufacturing efficiencies, and a product mix incorporating more of our new, proprietary devices that carry higher margins. During the quarter, Diodes-China continued to run near capacity, and produced 78% more units compared to the year ago quarter. Diodes-FabTech ran at more than 90% capacity, producing 39% more units compared to the same quarter last year. Production line re-engineering at Diodes-FabTech targeted at yield improvement and efficiency gains resulted in additional capacity of approximately 20% compared to the same period last year.

	2003	2004
Total Operating Expenses	$6,001,000	$7,112,000

Operating expenses, which include selling, general, administrative expenses (“SG&A”), research and development expenses (“R&D”), and loss (gain) on sale of fixed assets, for the three months ended September 30, 2004 increased approximately $1.1 million, or 18.5%, compared to the same period last year, due primarily to (i) a $330,000, or 53.9%, increase in R&D, primarily at Diodes-China and Diodes-FabTech, and (ii) higher sales commissions, incentives, marketing and royalty expenses associated with increased sales, as well as audit and legal expenses associated with Sarbanes-Oxley Act compliance.

The Company’s goal is to increase its R&D expenditures, both in absolute dollars and as a percentage of sales, as part of its strategy to develop more proprietary products aimed at improving gross margins. SG&A, as a percentage of sales, improved from 14.6% in the third quarter of 2003 to 12.5% in the current quarter, while R&D increased from 1.8% to 1.9% of sales. Total operating expenses, as a percentage of sales, improved to 14.4% from 17.2% in the comparable period last year.

	2003	2004
Net Interest Income (Expense)	$(209,000)	$(160,000)

Net interest expense for the three months ended September 30, 2004 decreased approximately $49,000, or 23.4%, versus the third quarter last year, due primarily to a reduction in the Company’s total debt as well as lower interest rates. The Company’s interest expense is primarily the result of the Company’s borrowings to finance the FabTech acquisition, as well as the investment and expansion in the Diodes-China and Diodes-Shanghai manufacturing facilities.

	2003	2004
Other Income (Expense)	$126,000	$91,000

Other income for the three months ended September 30, 2004 decreased $35,000, compared to the third quarter of 2003, due primarily to discretionary grant income of approximately $254,000 from the Chinese municipal government received in the third quarter of 2003, partly offset by higher currency exchange gains of approximately $178,000, primarily in Taiwan, in the third quarter of 2004.

	2003	2004
Income Tax Provision	$416,000	$2,134,000

The effective income tax rate for the third quarter of 2004 was 22.3% compared to 13.5% in the comparable period of 2003. The difference in effective tax rates was due primarily to deferred income taxes accrued in 2003 in preparation for a dividend received from Diodes-China in 2004, as well as a greater proportion of our profits earned in our U.S. operations at higher effective tax rates.

16

	2003	2004
Minority Interest in Joint Venture	$99,000	$189,000

Minority interest in joint venture represents the minority investor’s share of the Diodes-China and Diodes-Shanghai joint venture’s income for the period. The increase in the joint venture earnings for the three months ended September 30, 2004 is primarily the result of increased capacity utilization and manufacturing efficiencies. The joint venture investment is eliminated in consolidation of the Company’s financial statements, and the activities of Diodes-China and Diodes-Shanghai are included therein. As of September 30, 2004, the Company had a 95% controlling interest in the joint venture.

Results of Operations for the Nine Months Ended September 30, 2003 and 2004

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Nine months ended September 30,		Percentage Dollar Increase (Decrease)
	2003	2004	‘03 to ‘04

Net sales	100.0%	100.0%	41.0%

Cost of goods sold	(74.4)	(67.7)	28.2

Gross profit	25.6	32.3	78.3

Operating expenses	(16.1)	(14.9)	31.2

Operating income	9.5	17.4	158.1

Interest expense, net	(0.7)	(0.4)	(27.5)

Other income	0.0	(0.0)	(213.8)

Income before taxes and minority interest	8.8	17.0	171.3

Income tax benefit (provision)	(1.7)	(3.4)	177.7

Income before minority interest	7.1	13.6	169.8
Minority interest	(0.3)	(0.4)	77.9

Net income	6.8	13.2	173.7

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2003	2004
Net Sales	$97,703,000	$137,795,000

Net sales increased approximately $40.1 million, or 41.0%, for the nine months ended September 30, 2004, compared to the same period last year, due primarily to an approximately 44% increase in units sold as a result of increased demand, primarily in the Far East. The Company’s ASP for discrete devices decreased approximately 0.5% from the same nine-month period last year due to an improved product mix. ASPs for wafer products decreased approximately 8.8% from the same period last year due primarily to market pricing pressure.

17

	2003	2004
Cost of Goods Sold	$72,734,000	$93,271,000
Gross Profit	$24,969,000	$44,524,000
Gross Profit Margin Percentage	25.6%	32.3%

Cost of goods sold increased approximately $20.5 million, or 28.2%, for the nine months ended September 30, 2004 compared to the year ago period. As a percent of sales, cost of goods sold decreased from 74.4% for the nine months ended September 30, 2003 to 67.7% for the nine months ended September 30, 2004. The Company’s AUP for discrete devices decreased approximately 7.2% from the nine months ended September 30, 2003. AUPs for wafer products decreased approximately 14.4% from the same period last year due primarily to improved manufacturing efficiencies.

Gross profit increased approximately $19.6 million, or 78.3%, for the nine months ended September 30, 2004 compared to the year ago period. Of the $19.6 million increase, approximately $10.3 million was due to the 41.0% increase in sales, while $9.3 million was due to the increase in gross margin percentage from 25.6% to 32.3%. The higher gross margin percentage was due primarily to sales of higher margin proprietary products and continuing manufacturing efficiencies, partially offset by pricing pressures on the Company’s wafer products.

	2003	2004
Total Operating Expenses	$15,699,000	$20,598,000

Operating expenses, which includes SG&A and R&D for the nine months ended September 30, 2004 increased approximately $4.9 million, or 31.2%, compared to the same period last year, due primarily to (i) an $1.1 million or 84.5% increase in R&D primarily at Diodes-China and Diodes-FabTech, and (ii) higher sales commissions, incentives, marketing and royalty expenses associated with increased sales, as well as audit and legal expenses associated with Sarbanes-Oxley Act compliance.

SG&A, as a percentage of sales, improved from 14.4% to 13.1% in the comparable period last year, while R&D increased from 1.4% to 1.8% of sales. Total operating expenses, as a percentage of sales, improved to 14.9% from 16.1% in the comparable period last year.

	2003	2004
Net Interest Income (Expense)	$(672,000)	$(487,000)

Net interest expense for the nine months ended September 30, 2004 decreased approximately $185,000, or 27.5% versus the same period last year, due primarily to a reduction in the Company’s total debt as well as lower interest rates. The Company’s interest expense is primarily the result of the Company’s borrowings to finance the FabTech acquisition, as well as the investment and expansion in the Diodes-China manufacturing facility.

	2003	2004
Other Income (Expense)	$29,000	$(33,000)

Other expense for the nine months ended September 30, 2004 increased $62,000, or 213.8% from the same period in 2003, due primarily to discretionary grant income of approximately $254,000 from the Chinese municipal government received in the third quarter of 2003, partly offset by higher currency exchange gains of approximately $88,000, primarily in Taiwan.

18

	2003	2004
Income Tax Provision	$1,684,000	$4,678,000

The effective income tax rate for the first nine months of 2004 was 20.0% compared to 19.5% in the comparable period of 2003.

	2003	2004
Minority Interest in Joint Venture	$285,000	$507,000

Minority interest in joint venture represents the minority investor’s share of the Diodes-China and Diodes-Shanghai joint venture’s income for the period. The increase in the joint venture earnings for the nine months ended September 30, 2004 is primarily the result of increased capacity utilization and manufacturing efficiencies.

Financial Condition

Liquidity and Capital Resources

The Company’s liquidity requirements arise from the funding of its working capital needs, primarily inventory, work-in-process and accounts receivable. The Company’s primary sources for working capital and capital expenditures are cash flow from operations, borrowings under the Company’s bank credit facilities and borrowings from principal stockholders. Any withdrawal of support from its banks could have serious consequences on the Company’s liquidity. The Company’s liquidity is dependent, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on the Company’s cash flow. In addition, any abnormal product returns or pricing adjustments may also affect the Company’s source of short-term funding.

At September 30, 2004 the Company had cash and cash equivalents totaling $16.7 million, an increase of $3.9 million from December 31, 2003. Cash provided by operating activities for the nine months ended September 30, 2004 was $21.1 million compared to $12.3 million for the same period in 2003. The primary sources of cash flows from operating activities for the first nine months of 2004 were $18.2 million in net income and $9.5 million in depreciation and amortization. In 2003, the primary sources were $8.1 million in depreciation and amortization and $6.7 million in net income.

The primary use of cash flows from operating activities for the first nine months of 2004 was an increase in accounts receivable of $11.0 million, while the primary use of cash flows from operating activities in the same period in 2003 was a $5.6 million increase in accounts receivables. Inventories increased to $21.4 million from $16.2 million at December 31, 2003, primarily due to an increase in wafer and raw material inventory at Diodes-China, and inventory turns were 6.2 turns at September 30, 2004 compared to 6.9 turns at December 31, 2003.

For the nine months ended September 30, 2004, gross accounts receivable increased 34.8% compared to the 41.0% increase in sales. At September 30, 2004, days sales outstanding were 75 days compared to 70 days at December 31, 2003. The Company continues to closely monitor its credit terms, while at times providing extended terms, required primarily by Far East customers and major U.S. distributors.

The ratio of the Company’s current assets to current liabilities improved to 2.02 at September 30, 2004, compared to 1.67 at December 31, 2003.

Cash used by investing activities for the nine months ended September 30, 2004 was $18.3 million, compared to $11.2 million during the same period in 2003. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility, and to a lesser extent, for capacity increases at Diodes-FabTech.

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

In September 2001, according to the Company’s U.S. bank covenants, Diodes-FabTech was not permitted to make regularly scheduled principal and interest payments to LSC on the remaining $10.0 million payable related to the FabTech acquisition note, but was, however, able to renegotiate with LSC the terms of the note. Under the terms of the amended and restated subordinated promissory note, payments of approximately $417,000 plus interest were scheduled to begin again in July 2002, provided the Company met the terms of its U.S. bank’s covenants. In May 2002, the Company renegotiated the terms of the note with LSC to extend the payment period from two years to four years, and accordingly, monthly payments of approximately $208,000 plus interest began in July 2002.

Cash provided by financing activities was $1.1 million for the nine months ended September 30, 2004, as the Company paid down on its total credit facilities by $2.2 million, compared to cash provided by financing activities of $1.1 million in the same period of 2003, due primarily to borrowing on its line of credit.

In February 2003, the Company and its U.S. bank renewed its $7.5 million revolving credit line, extending it for two years. In July 2004, Diodes-FabTech obtained an additional $5.0 million credit facility to be used for capital expenditure requirements at its wafer fabrication facility. This $5.0 million facility brings the Company’s total credit facility to $53.5 million, with the total available and unused credit at September 30, 2004 of $30.9 million.

At September 30, 2004, the Company’s total bank credit facility of $53.5 million encompasses one major U.S. bank, three banks in Mainland China and four in Taiwan. As of September 30, 2004, the total credit lines were $20.8 million, $25.0 million, and $7.7 million, for the U.S. facility secured by substantially all assets, the unsecured Chinese facilities, and the unsecured Taiwanese facilities, respectively. As of September 30, 2004, the available credit was $4.1 million, $19.0 million, and $7.7 million, for the U.S. facility, the Chinese facilities, and the Taiwanese facilities, respectively.

The credit agreements have certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreements, and prohibit the payment of dividends. The Company was in compliance with its covenants as of September 30, 2004.

The Company has used its credit facilities primarily to fund the expansion at Diodes-China and Diodes-Shanghai and for the FabTech acquisition, as well as to support its operations. The Company believes that the continued availability of these credit facilities, together with internally generated funds, will be sufficient to meet the Company’s current foreseeable operating cash requirements.

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

Total working capital increased approximately 62.5% to $44.2 million as of September 30, 2004, from $27.2 million as of December 31, 2003. The Company believes that such working capital position will be sufficient for foreseeable operations and growth opportunities. The Company’s total debt to equity ratio decreased to 0.60 at September 30, 2004, from 0.73 at December 31, 2003.

The Company has no material plans or commitments for capital expenditures other than in connection with equipment requirements for manufacturing expansion at Diodes-China, Diodes-Shanghai and Diodes-FabTech. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share. As of September 30, 2004, based upon plans for new product introductions, product mixes, capacity restraints on certain product lines and equipment upgrades, the Company expects that year 2004 capital expenditures will be in the $20 to $22 million range as the Company approaches higher capacity utilizations and brings new products into production.

Inflation did not have a material effect on net sales or net income in the first nine months of 2004. A significant increase in inflation could affect future performance.

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

Interest Rate Risk. The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company’s cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At September 30, 2004 the interest rate swap agreement applies to $1.0 million of the Company’s long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

Political Risk. The Company has a significant portion of its assets in Mainland China and Taiwan. The possibility of political conflict between the two countries or with the United States could have an adverse impact upon the Company’s ability to transact business through these important business segments and to generate profits. See “Risk Factors - Foreign Operations.”

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

Deferred Taxes

As of September 30, 2004, accumulated and undistributed earnings of Diodes-China and Diodes-Shanghai are approximately $33.7 million, including $16.5 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the earnings of Diodes-China in preparation of a dividend distribution. In May 2004, the Company received a $5.7 million dividend distribution from Diodes-China to the U.S. This transaction did not have a material effect on net income as the U.S. income taxes have already been accrued.

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

Interest Rate Risk

The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company’s cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At September 30, 2004 the interest rate swap agreement applies to $417,000 of the Company’s long-term debt and expires November 30, 2004. The swap contract is inversely correlated to the related hedged long-term debt and is therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

Political Risk

The Company has a significant portion of its assets in Mainland China, Taiwan and Hong Kong. The possibility of political conflict between these countries or with the United States could have an adverse impact upon the Company’s ability to transact business through these important business segments and to generate profits.

Implementation of Sarbanes-Oxley Section 404 Risk

Our evaluation of internal controls over financial reporting and remediation of potential problems will be costly and time consuming and could expose weaknesses in our financial reporting.

The regulations implementing Section 404 of the Sarbanes-Oxley Act of 2002 require us to provide our assessment of the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004. Our independent auditors will be required to confirm in writing whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004.

We believe that we currently have adequate controls over financial reporting, and that any weakness identified in our internal controls will not be material. To date, this process has been both expensive and time consuming, and has required significant attention of management and its resources. We cannot assure you that we will not discover material weaknesses in our internal controls. We also cannot assure you that we will complete the process of our evaluation and the auditors’ attestation on time. If a material weakness is discovered, corrective action may be time consuming, costly and further divert the attention of management and its resources. The disclosure of a material weakness, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods were to be necessary.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no matters to be reported under this heading.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There are no matters to be reported under this heading.

Item 3.	Defaults Upon Senior Securities

There are no matters to be reported under this heading.

Item 4.	Submission of Matters to a Vote of Security Holders

There are no matters to be reported under this heading.

Item 5.	Other Information

There are no matters to be reported under this heading.

Item 6.	Exhibits

Exhibit 11	Computation of Earnings Per Share

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ Carl C. Wertz	November 5, 2004
CARL C. WERTZ Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit 11	Computation of Earnings Per Share

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

