Form 10-K
period 2004-12-31
DIODES INC /DEL/
filed 2005-03-16
CIK 29002

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004.
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Yes ☒  No☐

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
Yes ☒  No ☐

The aggregate market value of the 8,829,510 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $23.69 per share of the Common Stock on the Nasdaq National Market on June 30, 2004, the last business day of the registrant’s most recently completed second quarter, was approximately $209,171,092.

The number of shares of the registrant’s Common Stock outstanding as of March 9, 2005 was 15,866,341, including 1,613,508 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2005 annual meeting of stockholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2004.

PART I

Item 1.  Business

General

Diodes Incorporated (the "Company"), a Delaware corporation, manufactures, sells and distributes discrete semiconductors worldwide, primarily to manufacturers in the communications, computing, industrial, consumer electronics and automotive markets, and to distributors of electronic components to end-customers in these markets. The Company’s broad product line includes high-density diode and transistor arrays in ultra-miniature surface-mount packages, as well as silicon wafers used in manufacturing these products. Technologies include high-density diode and transistor arrays in multi-pin surface-mount packages; Power DI™5, Powermite®3, high-performance surface-mount packages; performance Schottkys, switching and rectifier diodes; single and dual pre-biased transistors; performance tight tolerance and low current zener diodes; subminiature surface-mount packages; transient voltage suppressors (TVS and TSPD); small signal transistors and MOSFETs; and standard, fast, ultra-fast, and super-fast rectifiers.

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

The Company's corporate headquarters located in Westlake Village, California, provides sales, marketing, engineering, logistics and warehousing functions. The Company’s wholly-owned subsidiary, Diodes Taiwan Corporation, Ltd. (“Diodes-Taiwan”), maintains a sales, engineering and purchasing facility in Taipei, Taiwan. The Company also has a 95% interest in Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China” or “KaiHong”), a manufacturing facility in Shanghai, China, with offices in Shanghai and Shenzhen, China. In March 2002, the Company opened a sales, warehousing and logistics subsidiary in Hong Kong (“Diodes-Hong Kong”). In addition, in December 2000, the Company acquired FabTech Incorporated (“Diodes-FabTech” or “FabTech”), a silicon wafer manufacturing facility located near Kansas City, Missouri. Offices in Toulouse, France and Hattenheim, Germany support the Company’s European sales efforts.

In 2004, as part of the Company’s strategic business and tax planning initiatives, as well as to further expand manufacturing capabilities, the Company formed a second Chinese manufacturing subsidiary, Shanghai Kaihong Technology Electronic Co., Ltd. (“Diodes-Shanghai”). Located in the Songjiang Export Zone established by the local Shanghai government, Diodes-Shanghai is approximately 10 miles from our original manufacturing facility, Diodes-China. Diodes-Shanghai leases the building facilities from the Company’s minority interest joint venture partner and will continue to invest in the latest technology manufacturing equipment as we continue to expand our state-of-the-art facility.

Lite-On Semiconductor Corporation (“LSC”), formerly Lite-On Power Semiconductor Corporation (“LPSC”), is the Company’s largest stockholder, holding approximately 32.3% of the outstanding shares. LSC is a member of The Lite-On Group of companies of the Republic of China. The Lite-On Group, with worldwide sales of approximately $7.0 billion, is a leading manufacturer of power semiconductors, computer peripherals, and communication products. In December 2000, LPSC merged with Dyna Image Corporation of Taipei, Taiwan, the world’s largest manufacturer of contact image sensor (“CIS”). CISs are primarily used in fax machines, scanners and copy machines. C.H. Chen, the Company’s President and Chief Executive Officer, is Vice Chairman of the combined company, which is called LSC. The Company sells product to, and purchases product from, LSC (see “Related Parties”).

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

End Markets

        The majority of the Company’s products are sold, either directly or through electronic component distributors, to customers in the consumer electronics, computing and peripherals, industrial, communications, and automotive markets. As of December 31, 2004, the percentages of total revenues from these markets were 37%, 31%, 19%, 8%, and 5%, respectively.

The following table lists the end-markets served and some of the applications in which the Company’s products are used:

Markets Served	End-product Applications
Consumer Electronics	Set-top Boxes (cable/DSS), Game Consoles, Smart Appliances, Digital Audio Players, MP3, Digital Cameras, Mobile handset and smart phones, Caller ID Boxes, Answering Machines, Personal Medical Devices
Computing and Peripherals	Notebooks, LCD/TFT Displays, Motherboards, PDAs/Pocket PCs, Scanners, Servers, NICs, Hard Drives
Industrial	Ballast Lighting, Power Supplies, DC-DC Conversion, Security/Access Systems, Motor Controls, HVAC
Communications	Gateways, Routers, Switches, Hubs, Fiber Optics, Wireless, Ethernet, Power/Phone Line Networks
Automotive	Comfort Controls, Audio/Video Players, GPS Navigation, Safety, Security, Satellite Radios, Engine Control

Because of its diversified end-markets and applications, the Company believes it is better protected from market fluctuations.

Strategy

The Company’s business strategy is to become a leading vertically-integrated manufacturer and supplier of discrete semiconductors, to expand the geographic reach of its sales organization into high growth and/or under serviced markets, to enhance its research and development capability, and to pursue manufacturing efficiency across its product lines.

Vertical Integration

The Company intends to control the manufacturing and manage the distribution processes, from product development to manufacturing, packaging, and distribution. The anticipated benefits to this strategy include:

•	Better control of product quality;
•	Faster time-to-market for new products;
•	Ability to customize devices to customer requirements;
•	Ability to develop and market devices that are differentiated in the marketplace with proprietary processes and designs; and
•	Improved access to wafers and devices in limited supply conditions.

The Company believes that this strategy has enabled it to develop stronger relationships with existing customers and distributors, to gain new customers and enter new markets, to shift its sales mix to include higher margin devices, and to create greater differentiation for the Diodes, Inc. brand.

In order to become a vertically integrated manufacturer and supplier, the Company integrates six areas of operations: sales, marketing, product development, wafer foundry, package development, and assembly/testing.

Historically, discrete semiconductors have been characterized by a slower rate of innovation and lower value-added than integrated circuits (“ICs”). However, the Company believes that changes in the consumer electronics, communications and computing industries, in particular, have created a need for renewed innovation in discrete semiconductor technology. The proliferation of mobile, battery-powered devices has placed a premium on smaller size and lower energy consumption. The Company’s product development efforts are focused on devices that reduce size and power consumption, increase performance and simplify board design.

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

The Company continues to increase its new product introductions and has developed a number of products that it believes to be differentiated in the marketplace. While many competitors can devote vastly greater resources to research and development activities, the Company believes that its product focus, customer-driven development approach and rapid development cycle will enable it to develop products that provide higher value to its customers. The Company’s research and development activities are oriented towards improving on industry standard devices at the process, wafer and packaging level. In addition, the Company’s applications engineers work with customers to develop applications specific packaging and device configurations to meet their specific needs.

Expanded Geographical Reach

In addition to becoming a vertically integrated manufacturer and supplier, the Company intends to continue to expand its existing sales force in Asia and Europe. The Company has significantly expanded its Asian sales force to capture market share in Taiwan, China, Hong Kong, Singapore and other Southeast Asia markets, as well as Korea. The Company also is developing sales channels in Europe to capture market share in countries such as England, France, Germany, Italy and Israel, among others. The Company targets original equipment manufacturers (“OEMs”) directly, as well as leveraging its expanded distribution network.

Manufacturing Efficiencies

In 2004, the Company invested approximately $22.7 million in plant and equipment at its Chinese manufacturing facilities, bringing the total amount invested there to approximately $77.3 million. The Company will continue to invest in Diodes-China and Diodes-Shanghai as new packaging opportunities arise. Diodes-China and Diodes-Shanghai are the Company’s packaging and testing facilities in Mainland China. The facilities use chips or die from silicon wafers and manufactures them into various packaged finished devices.

Products

While technology in the semiconductor industry is ever changing, the Company has traditionally sold mature products. But the additions of state-of-the-art surface-mount manufacturing capability at Diodes-China and Diodes-Shanghai and our wafer fabrication facility, Diodes-FabTech, have enabled the Company to advance technologically with the industry leaders, and to move ahead in technical advances in both silicon technology and product implementation. These new technologies offer higher profit and growth potential.

Product Technology

Semiconductors, the building blocks of the electronics industry, provide support and make electrical connections to integrated circuits (“ICs”) and come in two basic configurations: discrete semiconductors and ICs. The Company is engaged in the design, manufacture, sale, and distribution of discrete semiconductors, which are fixed-function components such as:

Performance Schottky Rectifiers	Standard Recovery Rectifiers	Transient Voltage Suppressors (TVS)
Performance Schottky Diodes	Bridge Rectifiers	Small Signal Bipolar Transistors
Super-Fast & Ultra-Fast Recovery Rectifiers	Switching Diodes	Prebiased Transistors (PBT)
Fast Recovery Rectifiers	Zener Diodes	High Density Transistor Arrays
Small Signal MOSFETs	High Density Diodes	Application and Customer Specific Arrays

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

Arrays bridge the gap between discrete semiconductors and ICs. Arrays consist of more than one discrete semiconductor housed in a single package. The Company added about 100 new 6-pin surface mount array part numbers to its semiconductor offerings. With the flexibility of domestic engineering and fast-reaction manufacturing facilities in the Far East, the Company continues to find interest in its offering of Application Specific Multi-Chip Circuit arrays (“ASMCC”).

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

Surface-mount:
SOT-23	SOT-523	SMA
SOT-25	SOD-523	SMB
SOT-26	SC-59	SMC
SOT-143	SOT-563	DPAK
SOD-323	SOD-123	D2PAK
SOT-363	SOT-323	Powermite®3
Power DI™5
Power DI™123
Leaded:
DO-15	DO-201AD	A-405
DO-35	TO-220AC	TO-3P
DO-41	TO-220AB	Numerous Bridge Rectifier Packages

Sales, Marketing and Distribution

The Company sells its products through its own internal and regional sales departments, as well as through representatives and distributors. The Company’s sales team, aided by the sales force of approximately 25 independent sales representative firms located throughout North America, Asia, and most recently Europe, supplies approximately 98 OEM accounts. In 2004, OEM customers accounted for approximately 66% of the Company’s sales, compared to approximately 69% in 2003 and 69% in 2002. OEM customers range from small, privately held electronics companies to Fortune 500 companies.

The Company’s major OEM customers include industry leaders such as Intel Corporation, Cisco Systems Incorporated, Sony Corporation, EMC Corporation, Apple Computer, Inc., Inventec Corporation, Dell, Inc., Motorola, Inc., Delphi Automotive, Bose Corporation, Scientific Atlanta Incorporated, Samsung Electronics, Asustek Computer, Inc., Quanta and LG Electronics, Inc., as well as contract electronic manufacturers (“CEM”) such as Flextronics International, Ltd., Solectron Corp., and Jabil Circuit, Inc.

The Company further supplies approximately 40 distributors (34% of 2004 sales), who collectively sell to approximately 10,000 customers on the Company’s behalf. The Company’s worldwide distribution network includes Arrow Electronics, Inc., Avnet, Inc., Digi-Key Corporation, Future Electronics, Ltd., Yosun Industrial Co., Ltd., and Zenotron Corporation, among others. The Company is not dependent on any one customer to support its level of sales. For the fiscal year ended December 31, 2004, only one OEM customer, LSC (see “Related Parties”), accounted for more than 10% of the Company's sales, while the largest distributor accounted for 6% of sales. The twenty largest customers accounted, in total, for approximately 68% of the Company's sales in 2004, compared to 63% in 2003.

The Company sells its products primarily in North America, the Far East, and Europe, both directly to end users and through electronic component distributors. In 2004, approximately 38%, 59%, and 3% of the Company’s products were sold in North America, the Far East, and Europe, respectively, compared to 41%, 56%, and 3% in 2003, respectively. See Note 11 of "Notes to Consolidated Financial Statements" for a description of the Company’s geographic and segment information. The Company expects an increase in the percentage of sales in the Far East as the Company has significantly increased its sales presence there and believes there is greater potential to increase market share in that region due to the expanding base of electronic product manufacturers.

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

In March 2002, the Company opened a sales, warehousing, and logistics office in Hong Kong to strengthen its competitive market position in Asia, as well as to benefit from favorable tax rates. Because more communication and personal computer companies are moving to China, having sales and warehousing directly out of Hong Kong enables the Company to reduce lead times on orders and provide better service to this growing customer base.

Through ongoing sales and customer service efforts, the Company continues to develop business relationships with companies who are considered leaders in their respective market segments. The Company’s marketing efforts also have benefited from an ongoing program to develop strategic alliances with manufacturers, such as LSC, among others, to better control product technology, quality and especially the availability of the products it sells.

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

Manufacturing and Significant Vendors

Diodes-China and Diodes-Shanghai manufacturing focus is on sub-miniature surface-mount devices, as well as high performance power devices. These surface-mount devices (“SMD”) are much smaller in size and are used in the computer and communications industries, for cellular phones, notebook computers, and flat-panel displays, among others. The state-of-the-art facilities have been designed to develop even smaller, higher-density products as electronic industry trends to more portable and hand-held devices continue. Although Diodes-China and Diodes-Shanghai purchase silicon wafers from FabTech, the majority are currently purchased from other wafer vendors. The Company plans to continue to increase the number of Diodes-FabTech wafers used for internal manufacturing.

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

At Diodes-China and Diodes-Shanghai, silicon wafers are received and inspected in a highly controlled environment awaiting the assembly operation. At the first step of assembly, the wafers are mounted in a supporting ring, and using automatic machinery, the wafers are sawn with very thin, high speed diamond blades into tiny semiconductor “dice”, numbering as many as 200,000 per 5-inch diameter wafer. Dice are then loaded onto a handler, which automatically places the dice, one by one, onto lead frames, which are package specific, where they are bonded using various technologies to the lead frame pad. Next, automatic wire bonders make the necessary electrical connections from the die to the leads of the lead frame, using micro-thin gold wire. The fully automatic assembly machinery then molds the epoxy case around the die and lead frame to produce the desired semiconductor product. Next are the trim, form, test, mark and re-test operations. Finally, the parts are placed into special carrier housings and a cover tape seals the parts in place. The taped parts are then spooled onto reels and boxed for shipment.

Each step of the process is precisely controlled and monitored to assure world-class quality. Samples of each device family are periodically subjected to rigorous 1,000 hour high-reliability testing to assure that the devices will meet all customers’ expectations in the most demanding applications.

As evidence of our total commitment to product quality and customer satisfaction, the Company has developed and continually maintains processes, procedures and standards of performance that earn our Company widely recognized quality certifications. Our corporate headquarters received official ISO 9001:2000 Certification of Registration in 1997 from Underwriters Laboratories (UL), the leading third-party certification organization in the United States and the largest in North America. Diodes-China and Diodes-Taiwan received official ISO 9001:2000 Certification of Registration from DNV in 1997. Diodes-China also earned QS-9000 and ISO 14001 certifications in 2000, validating high-level quality management in the automotive supply industry, and our compliance with official environmental standards, respectively. Diodes-FabTech received ISO 9001 certification in 1997, and QS-9000 certification with AEC-A100 Supplement in 1998 from BSI, an international standards testing, registration and certification organization.

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

All of the products sold by the Company, as well as the materials used by the Company in its manufacturing operations, are available both domestically and abroad. In 2004, the largest external supplier of products to the Company was LSC, a related party. Approximately 17% of the Company’s sales were from product manufactured by LSC in both 2004 and 2003. Also, in 2004 and 2003, approximately 3.5% and 4.6%, respectively, of the Company’s sales were from product manufactured by companies owned by Keylink International (formerly Xing International), the 5% minority partner in Diodes-China and Diodes-Shanghai and a related party. In addition, sales of products manufactured by Diodes-China and Diodes-FabTech, the Company’s manufacturing subsidiaries, were approximately 49% and 20% in 2004, respectively, versus 39% and 23% in 2003, respectively. The Company anticipates that Diodes-China will become an increasingly valuable supplier. No other manufacturer of discrete semiconductors accounted for more than 4% and 9% of the Company’s sales in 2004 and 2003, respectively.

The Company’s manufacturing facilities in China receive wafers from FabTech, among others. Output from the FabTech facility includes wafers used in the production of Schottky barrier diodes, fast recovery epitaxial diodes (FREDs), and other widely used value-added products. Schottky barrier diodes are employed in the manufacture of the power supplies found in personal computers, telecommunications devices and other applications where high frequency, low forward voltage and fast recovery are required.

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

For the years ended December 31, 2004, 2003, and 2002, R&D expense was $3.4 million, $2.0 million and $1.5 million, respectively. As a percentage of sales, R&D expense was 1.8%, 1.5% and 1.3% for 2004, 2003, and 2002, respectively. The Company anticipates R&D in absolute dollars and as a percentage of sales to increase as the Company further develops proprietary technology.

Patents and Trademarks

Patents and trademarks have become increasingly more significant to our business. Developing and maintaining a competitive advantage requires that the Company pursue patent protection for innovative devices and processes, particularly those developed or in development at Diodes-FabTech. The Company currently holds five patents and has ten patents pending in technologies ranging from ruggedized Schottky devices to thirty-five hundred volt Ultra-Fast devices. The PowerDI™5, the Company’s most recent patented technology released in 2004, is ideal for applications requiring high current density in sub-miniature footprints and/or a very low profile device. The PowerDITM5 has a printed circuit board (PCB) footprint of only 1.1mm in height and only 26mm2 in area, with over 45% PCB space savings as compared with 47mm2 for SMC and 61.5mm2 for DPAK, as well as lower forward voltage drop and higher surge current capabilities for optimum power efficiencies.  These advantages are critical to manufacturers that require increased functionality in smaller packages, such as the catch diode for buck regulators, reverse polarity protection, battery charging, switching power supplies, freewheeling diodes, and other portable applications.

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

Employees

As of December 31, 2004, the Company employed a total of 1,370 employees. On that date, Diodes-North America had 79 full-time employees, Diodes-Taiwan and Diodes-Hong Kong had an additional 81 employees, Diodes-China and Diodes-Shanghai had a total of 974 employees, and Diodes-FabTech had a total of 236 employees. None of the Company’s employees is subject to a collective bargaining agreement. The Company considers its relations with its employees to be good.

Imports and Import Restrictions

During 2004, the Company’s U.S. operations, which accounted for approximately 28% of the Company’s total discrete sales, imported substantially all of its products, of which approximately 86% were imported from Mainland China and approximately 6% from Taiwan. The balance of the imports is primarily from Germany, Japan, India, the Philippines, and Korea. As a result, the Company’s operations are subject to the customary risks of doing business abroad, including, but not limited to, the difficulty and expense of maintaining foreign sourcing channels, cultural and institutional barriers to trade, fluctuations in currency exchange rates, restrictions on the transfer of funds and the imposition of tariffs, political instability, transportation delays, expropriation, import and export controls and other non-tariff barriers (including export licenses and changes in the allocation of quotas), as well as the uncertainty regarding the future relationship between China and Taiwan, and other U.S. and foreign regulations that may apply to the export and import of the Company’s products, and which could have a material adverse effect on the Company. Any significant disruption in the Company’s Taiwanese or Chinese sources of supply or in the Company’s relationship with its suppliers located in Taiwan or China could have a material adverse effect on the Company.

The Company transacts business with foreign suppliers primarily in U.S. dollars. To a limited extent, and from time to time, the Company contracts in foreign currencies (e.g., a portion of the equipment purchases for the Diodes-China and Diodes-Shanghai expansion), and, accordingly, its results of operations could be materially affected by fluctuations in currency exchange rates. Due to the limited number of contracts denominated in foreign currencies and the complexities of currency hedges, the Company has not engaged in hedging to date. If the volume of contracts written in foreign currencies increases, and the Company does not engage in currency hedging, any substantial change in the value of such currencies could have a material adverse effect on the Company’s results of operations. Management believes that the current contracts written in foreign currencies are not significant enough to justify the costs inherent in currency hedging.

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

Related Parties

The Company conducts business with two related party companies, LSC (and its subsidiaries) and Keylink International (formerly Xing International) (and its subsidiaries). LSC, a 32.3% shareholder, is the Company’s largest shareholder. Keylink International is owned by the Company’s 5% joint venture partner in Diodes-China and Diodes-Shanghai. C.H. Chen, the Company’s President and Chief Executive Officer, and a member of the Company’s Board of Directors, is also Vice-Chairman of LSC. M.K. Lu, a member of the Company’s Board of Directors, is President of LSC, while Raymond Soong, the Company’s Chairman of the Board, is the Chairman of The Lite-On Group, a significant shareholder of LSC.

In 2004, the Company sold silicon wafers to LSC totaling 11.1% (10.7% in 2003) of the Company’s sales, making LSC the Company’s largest customer. Also for 2004, 17.2% (17.3% in 2003) of the Company’s sales were from discrete semiconductor products purchased from LSC, making LSC the Company’s largest outside vendor. Under a long-standing sales agreement, the Company is the exclusive North American distributor for certain LSC product lines. In addition, the Company leases warehouse space from LSC for its operations in Hong Kong. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the contracts associated with the related party transactions.

In December 2000, the Company acquired a wafer foundry, FabTech, Inc., from LSC. As part of the purchase price, at December 31, 2004, LSC holds a subordinated, interest-bearing note for approximately $3.8 million. In May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and, as a result, payments of approximately $208,000 plus interest began in July 2002. In connection with the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, in accordance with the terms of the acquisition, the Company has entered into several management incentive agreements with members of FabTech’s management. The agreements provide members of FabTech’s management guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech is reimbursed by LSC. 2004 is the final year of the management incentive agreements, with final payment due by March 31, 2005.

In 2004, the Company sold silicon wafers to companies owned by Keylink International totaling 0.9% (1.1% in 2003) of the Company’s sales. Also for 2004, 3.5% (4.6% in 2003) of the Company’s sales were from discrete semiconductor products purchased from companies owned by Keylink International. In addition, Diodes-China and Diodes-Shanghai lease their manufacturing facilities from, and subcontracts a portion of their manufacturing process (metal plating and environmental services) to, Keylink International. The Company also pays a consulting fee to Keylink International. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the contracts associated with the related party transactions.

Reporting Segment

For financial reporting purposes, the Company is deemed to engage in one industry segment, discrete semiconductors. See Note 11 of "Notes to Consolidated Financial Statements" for a description of the Company’s geographic information.

Financial Information about Geographic Areas

The Company sells product primarily through its operations in North America, Asia, and Europe. See Note 11 of "Notes to Consolidated Financial Statements" for a description of the Company’s geographic information.

Environmental Matters

We are subject to a variety of U.S. federal, state, local, and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur substantial additional expenses, our product costs could significantly increase, thus materially affecting our business, financial condition and results of operations. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2004, there were no known environmental claims or recorded liabilities.

At December 31, 2003, the Company had a $120,000 accrual on its balance sheet in Accrued Liabilities in anticipation of a payment to settle an environmental claim received in June 2000 relating to the period 1967 through 1973. During March 2004, a $100,000 payment was accepted as settlement in full.

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

Our filings may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

Risk Factors

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

Vertical Integration

We are in the process of vertically integrating our business. Key elements of this strategy include (i) expanding the reach of our sales organization, (ii) expanding our manufacturing capacity, (iii) establishing wafer foundry and research and development capability through the acquisition of FabTech and (iv) establishing sales, marketing, product development, package development and assembly/testing operations in company-owned facilities or through the acquisition of established contractors. We have a limited history upon which an evaluation of the prospects of our vertical integration strategy can be based. There are certain risks associated with our vertical integration strategy, including:

•
difficulties associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories and limitations on the flexibility of controlling overhead;

•	difficulties implementing our Enterprise Resource Planning system;
•	difficulties expanding our operations in the Far East and developing new operations in Europe because of the distance and differing regulatory and cultural environments;
•	the need for skills and techniques that are outside our traditional core expertise;
•	less flexibility in shifting manufacturing or supply sources from one region to another;
•	even when independent suppliers offer lower prices, we must continue to acquire product from our captive manufacturing facilities, which may result in having higher costs than our competitors;
•	difficulties developing and implementing a successful research and development team;
•	difficulties developing proprietary technology; and
•	market acceptance of our proprietary technology.

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

Foreign Operations

We expect revenues from foreign markets to continue to represent a significant portion of our total revenues. In addition, we maintain facilities or contracts with entities in the Philippines, Taiwan, Germany, Japan, England, India, Korea, and China, among others. There are risks inherent in doing business internationally, including:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;
•	trade restrictions, transportation delays, work stoppages, and economic and political instability;
•	changes in import/export regulations, tariffs and freight rates;
•	difficulties in collecting receivables and enforcing contracts;
•	currency exchange rate fluctuations, including, but not limited to fluctuations in the Chinese Yuan should the Chinese government decide to permit the Yuan to U.S. dollar exchange rate to fluctuate;
•	restrictions on the transfer of funds from foreign subsidiaries to Diodes-North America; and,
•	longer customer payment terms.

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

Accordingly, a comparison of the Company's results of operations from period to period is not necessarily meaningful to investors and the Company's results of operations for any period do not necessarily indicate future performance. Variations in our quarterly results may trigger volatile changes in our stock price.

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

Integration of Acquisitions

During fiscal year 2000, we acquired FabTech, Inc. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

•	unexpected losses of key employees or customers of the acquired company;
•	bringing the acquired company's standards, processes, procedures and controls into conformance with our operations;
•	coordinating our new product and process development;
•	hiring additional management and other critical personnel;
•	increasing the scope, geographic diversity and complexity of our operations;
•	difficulties in consolidating facilities and transferring processes and know-how;
•	diversion of management's attention from other business concerns; and
•	adverse effects on existing business relationships with customers.

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

Environmental Regulations

We are subject to a variety of U.S. federal, state, local, and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur substantial additional expenses, our product costs could significantly increase, thus materially affecting our business, financial condition and results of operations. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2004, there were no known environmental claims or recorded liabilities.

At December 31, 2003, the Company had a $120,000 accrual on its balance sheet in Accrued Liabilities in anticipation of a payment to settle an environmental claim received in June 2000 relating to the period 1967 through 1973. During March 2004, a $100,000 payment was accepted as settlement in full.

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

Deferred Taxes

As of December 31, 2004, accumulated and undistributed earnings of Diodes-China and Diodes-Shanghai are approximately $44.2 million, including $25.0 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. Federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the earnings of Diodes-China in preparation of a dividend distribution. In the year ended December 31, 2004, the Company received a dividend of approximately $5.7 million from its Diodes-China subsidiary, for which the tax effect is included in U.S. Federal and state taxable income. As of December 31, 2004, the Company has recorded approximately $2.0 million in deferred taxes on the cumulative earnings of Diodes-China and Diodes-Shanghai.

The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China, Diodes-Shanghai, and Diodes-Hong Kong to the extent such earnings may be appropriated for distribution to the Company’s corporate office in North America, and as further investment strategies with respect to foreign earnings are determined. Should the Company’s North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company’s foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act (“AJCA”) into law. Originally intended to repeal the extraterritorial income (“ETI”) exclusion, which had triggered tariffs by the European Union, the AJCA expanded to cover a wide range of business tax issues. Among other items, the AJCA establishes a phased repeal of the ETI, a new incentive tax deduction for U.S. corporations to repatriate cash from foreign subsidiaries at a reduced tax rate (a deduction equal to 85% of cash dividends received in the year elected that exceeds a base-period amount) and significantly revises the taxation of U.S. companies doing business abroad.

At December 31, 2004, the Company made a minimum estimate for repatriating cash from its subsidiaries in China and Hong Kong of $8.0 million under the AJCA, and recorded an income tax expense of approximately $1.3 million. Under the guidelines of the AJCA, the Company will develop a required domestic reinvestment plan, covering items such as U.S. bank debt repayment, U.S. capital expenditures and U.S. research and development activities, among others, to cover the $8.0 million minimum dividend repatriation. In addition, the Company will complete a quantitative analysis of the benefits of the AJCA, the foreign tax credit implications, and state and local tax consequences of a dividend to maximize the tax benefits of a 2005 dividend.

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

Interest Rate Risk

The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A significant rise in interest rates could have an adverse impact upon the Company’s cost of working capital and its interest expense. In July 2001, the Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At December 31, 2003, the interest rate swap agreement applied to $3.3 million of the Company’s long-term debt and expired November 30, 2004. The swap contract was inversely correlated to the related hedged long-term debt and was therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

Political Risk

The Company has a significant portion of its assets in Mainland China, Taiwan and Hong Kong. The possibility of political conflict between these countries or with the United States could have an adverse impact upon the Company’s ability to transact business through these important business segments and to generate profits.

Sarbanes-Oxley 404 Compliance Risk

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”). We are evaluating our internal controls systems in order to allow management to report on, and our Registered Independent Public Accounting Firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. Our independent auditors will be required to confirm in writing whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects, and separately report on whether they believe we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004.

We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expenses and a diversion of management’s time. On November 30, 2004, the SEC issued an order under Section 36 of the Securities Exchange Act of 1934 granting an exemption from specified provisions of Exchange Act Rule 13a-1 and 15d-1 which permits companies which meet certain criteria to file an amended Form 10-K not later than May 2, 2005 disclosing management’s annual report on internal control over financial reporting and the attestation report of the registered public accounting firm. We anticipate filing an amendment to this Form 10-K within 45 days of the due date of this Annual Report on Form 10-K to provide management's report on the effectiveness of our internal control over financial reporting and the attestation report from our independent registered public accounting firm on management's assessment, as permitted by the SEC Order. See "Item 9A. Controls and Procedures."

While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the Nasdaq Stock Market. The disclosure of a material weakness, even if quickly remedied, could adversely affect our financial results and/or reduce the market’s confidence in our financial statements and harm our stock price, especially if a restatement of financial statements for past periods were to be necessary.

Financial Information About Foreign and Domestic Operations and Export Sales

           With respect to foreign operations, see Notes 1, and 11 of “Notes to Consolidated Financial Statements.”
Item 2.  Properties

             The Company’s primary physical properties during the year ended December 31, 2004 were as follows:

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

E.
Industrial building located at No. 999 Chen Chun Road, Xingqiao Town, Songjiang County, Shanghai, People’s Republic of China. This building, consisting of approximately 13,500 square meters, is the product distribution and manufacturing facility for Diodes-China. The building is under a lease that expires in 2017 from a company owned by the 5% joint venture partner at a monthly rate of approximately $39,000 per month.

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

J.
Industrial building located at Plant No. 1, Lane 18, San Zhuang Road, Songjiang Export Zone, Shanghai, People’s Republic of China. This building, consisting of approximately 6,900 square meters, is the product distribution and manufacturing facility for Diodes-Shanghai. The building is under a lease that expires in 2009 from a company owned by the 5% joint venture partner at a monthly rate of approximately $24,000 per month.

The Company believes its current facilities are adequate for the foreseeable future. See Notes 3 and 12 of “Notes to Consolidated Financial Statements.”

Item 3.  Legal Proceedings

The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company does not believe it is currently a party to any pending litigation.

At December 31, 2003, the Company had a $120,000 accrual on its balance sheet in Accrued Liabilities in anticipation of a payment to settle an environmental claim received in June 2000 relating to the period 1967 through 1973. During March 2004, a $100,000 payment was accepted as settlement in full.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders by the Company during the last three months of the year ending December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "DIOD." Until June 19, 2000, the Company’s Common Stock was traded on the American Stock Exchange (“AMEX”) under the symbol "DIO." In July 2000 and November 2003, the Company effected 50% stock dividends in the form of three-for-two stock splits. The ex-dividend dates were July 14, 2000 and November 26, 2003. The following table shows the range of high and low closing sales prices per share, adjusted for the three-for-two stock splits, for the Company's Common Stock for each fiscal quarter from January 1, 2003 as reported by Nasdaq.

Calendar Quarter Ended	Closing Sales Price of Common Stock
	High	Low
First quarter (through March 11) 2005	$26.830	$19.580
Fourth quarter 2004	29.233	21.597
Third quarter 2004	25.860	16.830
Second quarter 2004	24.800	20.450
First quarter 2004	25.166	19.013
Fourth quarter 2003	20.600	13.867
Third quarter 2003	16.053	12.100
Second quarter 2003	14.360	7.180
First quarter 2003	8.200	6.367

On March 9, 2005, the closing sales price of the Company’s Common Stock as reported by Nasdaq was $26.11, and there were approximately 3,000 stockholders of record. Stockholders are urged to obtain current market quotations for the Common Stock.

No cash dividends have been declared or paid to stockholders during the past three years, and the Company does not expect to declare cash dividends in the foreseeable future. The payment of dividends is within the discretion of the Company’s Board of Directors, and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, and general business conditions. In addition, the Company’s U.S. bank credit agreement currently includes covenants restricting dividend payments. There have been no stock repurchases in the Company’s history.

Item 6.  Selected Financial Data

The following selected financial data for the fiscal years ended December 31, 2000 through 2004 is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein. Certain amounts as presented in the accompanying financial statements have been reclassified to conform to 2004 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

(In thousands, except per share data)
	Year Ended December 31,
Income Statement Data	2000	2001	2002	2003	2004

Net sales	$118,462	$93,210	$115,821	$136,905	$185,703
Gross profit	37,427	14,179	26,710	36,528	60,735
Selling, general and administrative expenses	18,814	13,711	16,228	19,586	23,503
Research and development expenses	141	592	1,472	2,049	3,422
Loss on sale and impairment of fixed assets	—	8	43	1,037	14
Income (loss) from operations	18,472	(132)	8,967	13,856	33,796
Interest expense, net	940	2,074	1,183	860	637
Other income (expense)	501	785	67	(5)	(418)
Income (loss) before taxes and minority interest	18,033	(1,421)	7,851	12,991	32,741
Income tax benefit (provision)	(2,496)	1,769	(1,729)	(2,460)	(6,514)
Minority interest in joint venture earnings	(642)	(224)	(320)	(436)	(676)
Net income	14,895	124	5,802	10,095	25,551
Earnings per share (1):
Basic	$1.23	$0.01	$0.47	$0.79	$1.91
Diluted	$1.08	$0.01	$0.44	$0.70	$1.65
Number of shares used in computation (1):
Basic	12,107	12,216	12,277	12,731	13,404
Diluted	13,833	13,321	13,297	14,406	15,471

	As of December 31,
	2000	2001	2002	2003	2004
Balance Sheet Data
Total assets	$112,950	$103,258	$105,010	$123,795	$167,801
Working capital	17,291	19,798	20,830	27,154	49,571
Long-term debt, net of current portion	15,997	21,164	12,583	6,750	11,347
Stockholders’ equity	51,253	51,124	57,679	71,450	112,148

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

The Company rapidly responds to the demands of the global marketplace by continuing to increase its investment in research and development, and by focusing on expanding its product portfolio and closely controlling product quality and time-to-market. As a result of the Company shifting development priorities toward specialized configurations, such as the Company’s high-density array devices, the Company is introducing a range of new products that improve the trade-off between size, performance and power consumption for surface-mount packages.

The majority (66% in 2004) of our sales are to major OEMs such as Intel Corporation, Cisco Systems Incorporated, Sony Corporation, Nortel Networks Corporation, Delphi Automotive, Bose Corporation, Scientific Atlanta Incorporated, Samsung Electronics, Asustek Computer, Inc., Quanta and LG Electronics, Inc. Our distribution network (34% of 2004 sales) includes major distributors such as Arrow Electronics, Inc., Avnet, Inc., Digi-Key Corporation, Future Electronics Ltd., Jaco Electronics, Inc., Reptron Electronics, Inc., and All American Semiconductor, Inc.

Because of the electronics industry trend towards moving manufacturing to lower operating cost countries in Asia, the Company has focused primarily on customers in China, Taiwan, Korea and Hong Kong. We sell to Asian customers (59% of 2004 sales) primarily through our wholly owned subsidiaries, Diodes-Taiwan and Diodes-Hong Kong. The Asian discrete semiconductor market is the largest and fastest growing market in which the Company participates. An increase in the percentage of sales in Asia is expected as we have significantly increased our sales presence there and believe there is greater potential to increase market share in that region due to the expanding base of electronics product manufacturers.

Our corporate headquarters located just outside Los Angeles in Westlake Village, California, which provides sales, marketing, engineering, logistics and warehousing functions, sells primarily to North American manufacturers and distributors (38% of 2004 sales). Due to the manufacturing shift, the North American discrete semiconductor market is now the smallest market and its growth rate is far less than all other markets. The majority of our applications engineers are located in the U.S. in order to work with the customers’ design engineers. Whether the end-application is ultimately manufactured in the U.S. or in Asia, our world-wide sales organization is well positioned to provide sales and support to the customer.

In order to take advantage of the relatively robust European market, offices in Toulouse, France and Hattenheim, Germany support our European sales expansion (3% of 2004 sales).

Asian sales are also generated from Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China” or “KaiHong”), and Diodes-Shanghai, 95% owned manufacturing facilities in Shanghai, China, with offices in Shanghai and Shenzhen, China, as well as from FabTech Incorporated (“Diodes-FabTech” or “FabTech”), a silicon wafer manufacturer acquired in December 2000 located near Kansas City, Missouri.

Revenues were derived from the following countries (All Others represents countries with less than 8% of total revenues each) (in thousands):

2003	Revenue	% of Total Revenue	2004	Revenue	% of Total Revenue
United States	$41,593	30.4	United States	$53,204	28.6
Taiwan	38,087	27.8	Taiwan	50,716	27.3
China	25,908	18.9	China	44,311	23.9
Korea	14,455	10.6	Korea	16,447	8.9
All Others	16,862	12.3	All Others	21,025	11.3
Total	$136,905	100	Total	$185,703	100

Manufacturing and Significant Vendors

Diodes-China and Diodes-Shanghai, both located in Shanghai, China, are our 95% owned joint venture manufacturing facilities. Since Diodes-China’s inception in 1995, we have invested approximately $77 million in plant and state-of-the-art equipment in China. Both factories manufactures product for sale by our U.S. and Asian operations, and also sells to external customers as well.

At Diodes-China and Diodes-Shanghai, silicon wafers are received and inspected in a highly controlled “clean room” environment awaiting the assembly operation. At the first step of assembly, the wafers are sawn with very thin, high speed diamond blades into tiny semiconductor “dice”, numbering as many as 200,000 per 5” diameter wafer. Dice are then loaded onto a handler, which automatically places the dice, one by one, onto lead frames, which are package specific, where they are bonded to the lead frame pad. Next, automatic wire bonders make the necessary electrical connections from the die to the leads of the lead frame, using micro-thin gold wire. The fully automatic assembly machinery then molds the epoxy case around the die and lead frame to produce the desired semiconductor product. After a trim, form, test, mark and re-test operation, the parts are placed into special carrier housings and a cover tape seals the parts in place. The taped parts are then spooled onto reels and boxed for shipment.

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

In 2004, our largest external supplier of products was LSC, a related party. Approximately 17.2% and 17.3% of our sales were from product manufactured by LSC in 2004 and 2003, respectively. Also, in 2004 and 2003, approximately 3.5% and 4.6%, respectively of our sales were from product manufactured by companies owned by Keylink International (a related party). In addition, sales of products manufactured by Diodes-China and Diodes-FabTech, our manufacturing subsidiaries, were approximately 49% and 20% in 2004, respectively, versus 39% and 23% in 2003, respectively. We anticipate that Diodes-China will become an increasingly valuable supplier. No other manufacturer of discrete semiconductors accounted for more than 4% and 9% of our sales in 2004 and 2003, respectively.

All of the raw materials we use in our manufacturing operations are available both domestically and abroad. Although we believe alternative sources exist for the products of any of our suppliers, the loss of any one of its principal suppliers or the loss of several suppliers in a short period of time could have a materially adverse effect on our financial statements until an alternate source is located and has commenced providing such products or raw materials.

Related Parties
We conduct business with two related party companies, LSC (and its subsidiaries) and Keylink International (formerly Xing International) (and its subsidiaries). LSC, a 32.3% shareholder, is our largest shareholder, and Keylink International is owned by our 5% joint venture partner in Diodes-China and Diodes-Shanghai. C.H. Chen, our President and Chief Executive Officer, and a member of our Board of Directors, is also Vice-Chairman of LSC. M.K. Lu, a member of our Board of Directors, is President of LSC, while Raymond Soong, our Chairman of the Board, is the Chairman of the Lite-On Group, a significant shareholder of LSC.

In addition to being our largest external supplier of products, in 2004, we sold silicon wafers to LSC totaling 11.1% (10.7% in 2003) of our total sales, making LSC our largest customer. The Company has a long-standing sales agreement where the Company is the exclusive North American distributor for certain of LSC product lines. In addition, the Company leases warehouse space from LSC for its operations in Hong Kong. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the contracts related to the transactions.

In December 2000, the Company acquired the wafer foundry, FabTech, Inc., from LSC. As part of the purchase price, at December 31, 2004, LSC holds a subordinated, interest-bearing note for approximately $3.8 million. In May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and therefore, monthly payments of approximately $208,000 plus interest began in July 2002. In connection with the terms of the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, as per the terms of the stock purchase agreement, the Company has entered into several management incentive agreements with members of FabTech’s management. The agreements provide members of FabTech’s management guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech is reimbursed by LSC. Year 2004 is the final year of the management incentive agreements, with final payment due by March 31, 2005.

In addition to the 3.5% of our sales of product manufactured by companies owned by Keylink International, in 2004, the Company sold silicon wafers to companies owned by Keylink International totaling 0.9% (1.1% in 2003) of the Company’s total sales. In addition, Diodes-China and Diodes-Shanghai both lease their manufacturing facilities from, and subcontract a portion of its manufacturing process (metal plating and environmental services) to Keylink International. The Company also pays a consulting fee to Keylink International. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the contracts related to the transactions.

Income taxes

In accordance with the current taxation policies of the People’s Republic of China (PRC), Diodes-China received preferential tax treatment for the years ended December 31, 1996 through 2004. Earnings were subject to 0% tax rates from 1996 through 2000, and 12% from 2001 through 2004. Due to a $15.0 million permanent re-investment of Diodes-China earnings in 2004, earnings from 2005 through 2007 will continue to be taxed at 12% (one half the normal rate of the local and central government tax rate of 24%). The Company has received indications from the local taxing authority in Shanghai that the tax holiday may be extended beyond 2003. It is not known whether the taxing authority for the central government of the PRC will participate in this extended tax holiday arrangement. Also due to the permanent re-investment, the Company recorded a $1.2 million tax refund (net of U.S. taxes) in the fourth quarter of 2004. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax from 2001 through 2004, and is expected to waive this tax in 2005, but can re-impose the tax at its discretion. For 2004, Diodes-Shanghai’s effective tax rate was 15%. As an incentive for the establishment of Diodes-Shanghai, beginning in 2005, earnings will be exempted from income tax for two years. Then, beginning in 2007, earnings will be subject to 50% of the standard 15% tax rate for the following three years.

Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations. Earnings of Diodes-Hong Kong are currently subject to a 17.5% tax for local sales and/or local source sales, all other sales are foreign income tax-free.

In accordance with United States tax law, the Company receives credit against its U.S. Federal tax liability for corporate taxes paid in Taiwan and China. The repatriation of funds from Taiwan and China to the Company may be subject to state income taxes.

As of December 31, 2004, accumulated and undistributed earnings of Diodes-China are approximately $44.2 million, including $25.0 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. Federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the earnings of Diodes-China in preparation of a dividend distribution. In the year ended December 31, 2004, the Company received a dividend of approximately $5.7 million from its Diodes-China subsidiary, for which the tax effect is included in U.S. Federal and state taxable income. As of December 31, 2004, the Company has recorded $2.0 million in deferred taxes on the cumulative earnings of Diodes-China.

The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China, Diodes-Shanghai, and Diodes-Hong Kong to the extent such earnings may be appropriated for distribution to the Company’s corporate office in North America, and as further investment strategies with respect to foreign earnings are determined. Should the Company’s North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company’s foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act (AJCA) into law. Originally intended to repeal the extraterritorial income (ETI) exclusion, which had triggered tariffs by the European Union, the AJCA expanded to cover a wide range of business tax issues. Among other items, the AJCA establishes a phased repeal of the ETI, a new incentive tax deduction for U.S. corporations to repatriate cash from foreign subsidiaries at a reduced tax rate (a deduction equal to 85% of cash dividends received in the year elected that exceeds a base-period amount) and significantly revises the taxation of U.S. companies doing business abroad.

At December 31, 2004, the Company made a minimum estimate for repatriating cash from its subsidiaries in China and Hong Kong of $8.0 million under the AJCA, and recorded an income tax expense of approximately $1.3 million. Under the guidelines of the AJCA, the Company will develop a required domestic reinvestment plan, covering items such as U.S. bank debt repayment, U.S. capital expenditures and U.S. research and development activities, among others, to cover the $8.0 million minimum dividend repatriation. In addition, the Company will complete a quantitative analysis of the benefits of the AJCA, the foreign tax credit implications, and state and local tax consequences of a dividend to maximize the tax benefits of a 2005 dividend.

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

Our filings may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

We believe the following critical accounting policies and estimates affect the significant estimates and judgments we use in the preparation of our consolidated financial statements, and may involve a higher degree of judgment and complexity than others.

Revenue Recognition

Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when our price to the buyer is fixed or determinable and when collectibility of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when our product is shipped to both original equipment manufacturers (OEMs) and electronics component distributors.

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

Impairment of Long-lived Assets

As of December 31, 2004, goodwill was $5.1 million ($4.2 million related to the FabTech acquisition, and $0.9 million related to Diodes-China). Beginning in fiscal 2002 with the adoption of SFAS No. 142 (“Goodwill and Other Intangible Assets”), goodwill is no longer amortized, but instead tested for impairment at least annually. As a result of the Company’s adoption of SFAS No. 142, an independent appraiser hired by the Company performed the required impairment tests of goodwill annually and has determined that the goodwill is fully recoverable.

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

	Percent of Net Sales					Percentage Dollar Increase (Decrease)
	Year Ended December 31,					Year Ended December 31,
	2000	2001	2002	2003	2004	‘00 to ‘01	‘01 to ‘02	‘02 to ‘03	‘03 to ‘04

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	(19.7)%	24.3%	18.2%	35.6%
Cost of goods sold	(67.8)	(84.8)	(76.9)	(73.3)	(67.3)	0.5	12.8	12.6	24.5
Gross profit	32.2	15.2	23.1	26.7	32.7	(62.1)	88.4	36.8	66.3
Operating expenses (1)	(16.3)	(15.4)	(15.4)	(16.6)	(14.5)	(24.5)	24.0	27.8	18.8
Income (loss) from operations	15.9	(0.2)	7.7	10.1	18.2	(100.7)	6,893.2	54.5	143.9
Interest expense, net	(0.8)	(2.2)	(1.0)	(0.6)	(0.3)	120.6	(43.0)	(27.3)	(25.9)
Other income	0.4	0.8	(0.1)	0.0	(0.2)	56.7	(91.5)	(107.5)	8,260.0
Income (loss) before taxes and minority interest	15.5	(1.6)	6.8	9.5	17.7	(107.9)	652.5	65.5	152.0
Income tax benefit (provision)	(2.2)	1.9	(1.5)	(1.8)	(3.5)	(29.1)	(2.3)	42.3	164.8
Minority interest	(0.6)	(0.2)	(0.3)	(0.3)	(0.4)	(65.1)	42.9	36.3	54.9
Net income	12.7	0.1	5.0	7.4	13.8	(99.2)	4,578.9	74.0	153.1

(1) Operating expenses include loss on sale and impairment of fixed assets of $43,000, $1,037,000 and $14,000 in 2002, 2003 and 2004, respectively.

The following discussion explains in greater detail the consolidated financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. Earnings per share discussion reflects three-for-two stock split in November 2003. All per share amounts have been adjusted to reflect the stock split.

Year 2004 Compared to Year 2003

Net sales for 2004 increased $48.8 million to $185.7 million from $136.9 million for 2003. The 35.6% increase was due primarily to an approximately 40.0% increase in units sold as a result of increased demand for the Company’s products, as well as a more favorable pricing environment compared to 2003. In 2004, average selling prices (“ASPs”) for discrete products increased approximately 1% while ASPs for wafers fell approximately 9%; consequently, overall ASPs decreased approximately 3% from 2003.

Cost of goods sold increased $24.6 million, or 24.5%, for 2004 compared to 2003. As a percent of sales, cost of goods sold decreased from 73.3% for 2003 to 67.3% for 2004. The Company’s average unit cost (“AUP”) for discrete devices decreased approximately 7% from 2003, and AUPs for wafer products decreased approximately 12%. These cost decreases were due primarily to improved manufacturing efficiencies.

Gross profit for 2004 increased 66.3% to $60.7 million from $36.5 million for 2003. Of the $24.2 million increase, $13.0 million was due to the 600 basis point increase in gross profit margin from 26.7% in 2003 to 32.7% in 2004, while $11.2 million was due to the 35.6% increase in net sales. Gross profit increases in Asia were the primary contributor to the gross profit increase in 2004. Gross profit margin in the both the third and fourth quarter of 2004 increased to 33.9% due to enhanced capacity utilization, continuing manufacturing efficiencies, relatively stable pricing, and a product mix that continues to shift towards higher-value performance discretes and arrays.

For 2004, selling, general and administrative expenses (“SG&A”) increased $3.9 million to $23.5 million from $19.6 million for 2003. The 20.0% increase in SG&A was due primarily to higher sales commissions, incentives, marketing and royalty expenses associated with the 35.6% increase in sales, and higher labor and benefit expenses. Also contributing to the increased SG&A were higher corporate and administrative expenses, including legal and accounting fees associated with Sarbanes-Oxley compliance. However, as a percentage of sales, SG&A decreased to 12.7% for 2004 from 14.3% last year.

Research and development expenses (“R&D”) increased to $3.4 million, or 1.8% of sales, in 2004 from $2.0 million, or 1.5% of sales, in 2003. R&D expenses are primarily related to new product development at the silicon wafer level, and, to a lesser extent, at the packaging level. We continue to seek to hire qualified engineers who fit our focus on next-generation discrete processes and packaging technologies. Our goal is to expand R&D to 3% of revenue as we bring proprietary technology and advanced devices to the market.

Net interest expense for 2004 decreased $223,000 to $637,000 from $860,000 in 2003, due primarily to a decrease in the use of the Company’s credit facilities, as well as lower interest rates. In 2004, the Company paid down $5.4 million on its credit facilities, reducing the balance from $17.5 million to $12.0 million.

Other expense for 2004 increased $413,000 compared to last year, primarily due to approximately $400,000 in currency exchange losses related to the weakened U.S. dollar, primarily versus the Taiwan dollar recorded in the fourth quarter of 2004.

The effective tax rate in 2004 was 19.9% compared to 18.9% in 2003. The Company recorded a provision for income taxes in the amount of $6.5 million for the year 2004, compared to $2.5 million for 2003. Included in the tax provision in 2004 is $1.3 million in deferred taxes recorded in the fourth quarter for a minimum $8 million planned foreign dividend distribution in 2005 under the American Jobs Creation Act of 2004, offset by a $1.2 million foreign investment tax refund (net of U.S. taxes), and a $0.5 million research and development tax credit.

The minority interest in joint venture represents the minority investor’s share of the Diodes-China and Diodes-Shanghai joint venture’s income for the period. The increase in the joint venture earnings for 2004 is primarily the result of increased sales of higher margin products. The joint venture investment is eliminated in consolidation of the Company’s financial statements, and the activities of Diodes-China and Diodes-Shanghai are included therein. As of December 31, 2004, the Company had a 95% controlling interest in the joint ventures.

The Company generated net income of $25.6 million (or $1.91 basic earnings per share and $1.65 diluted earnings per share) in 2004, as compared to $10.1 million (or $0.79 basic earnings per share and $0.70 diluted earnings per share) for 2003. This 153% increase is due primarily to the 35.6% sales increase at gross profit margins of 32.7% compared to gross profit margins of 26.7% in 2003.

Year 2003 Compared to Year 2002

Net sales for 2003 increased $21.1 million to $136.9 million from $115.8 million for 2002. The 18.2% increase was due primarily to a 19.5% increase in units sold as a result of increased demand for the Company’s products, as well as a more favorable pricing environment compared to 2002. In 2003, average selling prices ASPs for discrete products increased 4% while ASPs for wafers fell 7%; consequently, overall ASPs decreased 1%.

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

R&D expenses increased to $2.0 million, or 1.5% of sales, in 2003 from $1.5 million, or 1.3% of sales, in 2002. R&D expenses are primarily related to new product development at the silicon wafer level, and, to a lesser extent, at the packaging level.

In 2003, operating profit margins were negatively affected by a $1.0 million reserve for fixed asset impairment, primarily as a result of the re-engineering of our wafer production lines. During the year, we took advantage of opportunities to purchase more efficient equipment at discounts. As a result, we retired un-depreciated equipment that was replaced.

Net interest expense for 2003 decreased $323,000 to $860,000 from $1.2 million in 2002, due primarily to a decrease in the use of the Company’s credit facilities, as well as lower interest rates. In 2003, the Company paid down $5.8 million on its long-term debt, reducing the balance, net of current portion from $12.6 million to $6.8 million.

Other expense for 2003 increased $72,000 compared to last year, primarily due to the discontinuance of income Diodes-FabTech was receiving from an external company’s use of its testing facilities in 2002, a decrease in high-technology grant income received at Diodes-China in 2003, and currency exchange losses primarily in Asia in 2003, partly offset by a severance payment in accordance with the terms of a separation agreement in 2002, as well as the reduction in the expense recorded for the management incentive agreement at Diodes-FabTech in 2003.

The effective tax rate in 2003 was 18.9% compared to 22.0% in 2002, due primarily to a higher proportion of income earned by our Asian subsidiaries in lower tax jurisdictions. The Company is benefiting from its Diodes-Hong Kong subsidiary, established in 2002, not only due to its lower tax rates, but also as another entry point into the Asia market. The Company recorded a provision for income taxes in the amount of $2.5 million for the year 2003, compared to $1.7 million for 2002. Included in the tax provision in 2003 is $840,000 in deferred taxes recorded for a portion of the 2003 earnings at Diodes-China, and $200,000 for a portion of the 2003 earnings at Diodes-Hong Kong.

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

The Company generated net income of $10.1 million (or $0.79 basic earnings per share and $0.70 diluted earnings per share) in 2003, as compared to $5.8 million (or $0.47 basic earnings per share and $0.44 diluted earnings per share) for 2002. This 74.0% increase is due primarily to the 18.2% sales increase at gross profit margins of 26.7% compared to gross profit margins of 23.1% in 2002.

Financial Condition

Liquidity and Capital Resources

The Company’s liquidity requirements arise from the funding of its working capital needs, primarily inventory, work-in-process and accounts receivable, as well as capital expenditures. The Company’s primary sources for working capital and capital expenditures are cash flow from operations and borrowings under the Company’s bank credit facilities. Any withdrawal of support from its banks could have adverse consequences on the Company’s liquidity. The Company’s liquidity depends, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on the Company’s cash flow. In addition, any abnormal product returns or pricing adjustments may also affect the Company’s source of short-term funding.

At December 31, 2004 the Company had cash and cash equivalents totaling $19.0 million, an increase of $6.1 million from December 31, 2003. Cash provided by operating activities in 2004 was $29.3 million compared to $18.8 million in 2003 and $20.0 million in 2002. The primary sources of cash flows from operating activities in 2004 were net income of $25.6 million and depreciation and amortization of $13.2 million. The primary sources in 2003 were depreciation and amortization of $11.1 million and net income of $10.1 million. The primary sources of cash flows from operating activities in 2002 were depreciation and amortization of $9.7 million and net income of $5.8 million. The primary use of cash flows from operating activities in 2004 was an increase in accounts receivable of $13.2 million and an increase of inventory of $6.1 million. The primary use of cash flows from operating activities in 2003 was an increase in accounts receivable of $8.5 million. The primary use of cash flows from operating activities in 2002 was an increase in accounts receivable of $4.8 million.

For the year ended December 31, 2004, accounts receivable increased 43.2% compared to the 35.6% increase in sales, as days sales outstanding increased from 70 to 82 days due primarily to a trend in longer payment terms, primarily from Far East customers as well as major distributors. The Company continues to closely monitor its credit terms, while at times providing extended terms as required. The ratio of the Company’s current assets to current liabilities on December 31, 2004 was 2.16 to 1, compared to a ratio of 1.67 to 1 and 1.69 to 1 as of December 31, 2003 and 2002, respectively.

Cash used by investing activities was $26.1 million in 2004, compared to $15.3 million in 2003 and $6.8 million in 2002. The primary investments were for additional manufacturing equipment and expansion at the Diodes-China and Diodes-Shanghai manufacturing facilities, and to a lesser extent, for capacity increases at Diodes-FabTech.

On December 1, 2000, the Company purchased all the outstanding capital stock of FabTech Incorporated, a 5-inch wafer foundry located in Lee’s Summit, Missouri from Lite-On Semiconductor Corporation (“LSC”), the Company’s largest stockholder. The acquisition purchase price consisted of approximately $5 million in cash plus FabTech was obligated to repay an aggregate of approximately $19 million of debt, consisting of (i) an approximately $13.6 million note payable to LSC, (ii) an approximately $2.6 million note payable to the Company, and (iii) an approximately $3.0 million note payable to a financial institution (which was repaid on December 4, 2000 with the proceeds of a capital contribution by the Company). The acquisition was financed internally and through bank credit facilities.

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

Cash provided by financing activities was $2.2 million in 2004, compared to $1.9 million in 2003, and cash used by financing activities of $14.0 million in 2002. The primary source of cash in 2004 was the receipt of $5.8 million from stock option exercises. At December 31, 2004, the Company’s total bank credit facility of $46.5 million encompasses one major U.S. bank, three banks in Mainland China and five in Taiwan. As of December 31, 2004, the total credit lines were $12.5 million, $25.0 million, and $9.0 million, for the U.S. facility secured by substantially all assets, the unsecured Chinese facilities, and the unsecured Taiwanese facilities, respectively. As of December 31, 2004, the available credit was $5.1 million, $19.0 million, and $9.0 million, for the U.S. facility, the Chinese facilities, and the Taiwanese facilities, respectively.

In February 2003, the Company and its U.S. bank renewed its $7.5 million revolving credit line, extending it for two years. In July 2004, Diodes-FabTech obtained a $5.0 million credit facility to be used for capital expenditure requirements at its wafer fabrication facility. This $5.0 million facility brought the Company’s total credit facility to $46.5 million, with the total available and unused credit at December 31, 2004 of $32.3 million.

The credit agreements have certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreements, and prohibit the payment of dividends. The Company was in compliance with its covenants as of December 31, 2004.

The Company has used its credit facilities primarily to fund the capacity expansion at Diodes-China or Diodes-Shanghai and to a lesser extent Diodes-FabTech, as well as for the FabTech acquisition, and to support all operations. The Company believes that the continued availability of these credit facilities, together with internally generated funds, will be sufficient to meet the Company’s current foreseeable operating cash requirements.

The Company had entered into an interest rate swap agreement with a major U.S. bank which expired November 30, 2004, to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. The interest rate under the swap agreement was fixed at 6.8% and is based on the notional amount. The swap contract was inversely correlated to the related hedged long-term debt and was therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

Total working capital increased 82.68% to $49.6 million as of December 31, 2004, from $27.2 million as of December 31, 2003. The Company believes that such working capital position will be sufficient for foreseeable operations and growth opportunities. The Company’s total debt to equity ratio improved to 0.50 at December 31, 2004, from 0.73 at December 31, 2003. It is anticipated that this ratio may increase should the Company use its credit facilities to fund additional inventory sourcing opportunities.

The Company has no material plans or commitments for capital expenditures other than in connection with manufacturing expansion at Diodes-China, Diodes-Shanghai and Diodes-FabTech. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share. Based upon plans for new product introductions, product mixes, capacity restraints on certain product lines and equipment upgrades, the Company anticipates that year 2005 capital expenditures for the manufacturing facilities will be $12-16 million.

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

Contractual Obligations

The following table represents the Company’s contractual obligations as of December 31, 2004:

Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$11,347	$3,514	$7,250	$583	$0
Capital leases	2,777	230	460	460	1,627
Operating leases	13,498	3,461	6,420	3,617	0
Purchase obligations	2,927	2,927	0	0	0
Total obligations	$30,549	$10,132	$14,130	$4,660	$1,627

Inflation did not have a material effect on net sales or net income in fiscal years 2002 through 2004. A significant increase in inflation could affect future performance.

Recently Issued Accounting Pronouncements and Proposed Accounting Changes

In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in Determining Whether to Report Discontinued Operations. The consensus provides guidance in determining: (a) which cash flows should be taken into consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, (b) the types of involvement ongoing between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component, and (c) the appropriate (re)assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. The consensus was ratified by the FASB at their November 30, 2004 meeting and should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected have a material impact on the consolidated financial statements.

In September 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-10, Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS 131. The effective date of the consensus in this Issue is for fiscal years ending after October 13, 2004. If the Financial Accounting Standards Board (FASB) ratifies EITF Issue No. 04-10, the Company does not anticipate a material impact on the financial statements.

In March 2004, the EITF reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. The Company determined that EITF 03-01 would not have a material impact on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, which provides guidance on the identification of and reporting for variable interest entities. Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Interpretation No. 46 was effective for the Company in 2004 because the Company entered into a joint venture for Diodes-Shanghai. The Company has a 95% interest. The Interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary is the party that assumes the majority of the risk, which includes, but is not limited to, the entity’s expected losses. Management concluded that its investment in Diodes-Shanghai did not meet the criteria for consolidation under the standard. Based upon our review, we concluded that management’s analysis and the conclusions contained therein appeared reasonable.

In December 2004, the FASB also issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, but does not believe the impact of the change will be material.

On October 22, 2004, a new tax law was passed, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”), which raised a number of issues with respect to accounting for income taxes. In response, on December 21, 2004, the FASB issued two FASB Staff Positions (FSP), FSP 109-1—“Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FSP 109-2—“Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which became effective for the Company upon issuance.

The Jobs Creation Act provides a deduction for income from qualified domestic production activities, to be phased in from 2005 through 2010, which is intended to replace the existing extra-territorial income exclusion for foreign sales. In FSP 109-1, the FASB decided the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, rather than as a rate reduction. Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the tax return and no adjustment to deferred taxes at December 31, 2004, is required.

The Jobs Creation Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. FSP 109-2 addresses when to reflect in the financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. Under SFAS No. 109, companies are normally required to reflect the effect of new tax law changes in the period of enactment. FSP 109-2 provides companies additional time to determine the amount of earnings, if any, that they intend to repatriate under the Jobs Creation Act’s provisions. See Note 8 for more discussion of the impact of the Jobs Creation Act, including the Company’s status on the repatriation of foreign earnings.

In December 2004, the FASB issued SFAS No. 123(R). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognizing that valuation in the financial statements from the date of grant. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will partially depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as shown in the Stock-based Compensation table (see Note 1). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company is currently evaluating several option valuation models in order to calculate the required compensation expense. The Company has elected to adopt the provisions of SFAS No. 123(R) on a modified prospective application method effective July 1, 2005, with no restatement of any prior periods. SFAS No. 123(R) is effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005.

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

Interest Rate Risk. The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company’s cost of working capital and its interest expense. The Company entered into an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. At November 30, 2004 the interest rate swap agreement on the Company’s long-term debt has expired. The swap contract was inversely correlated to the related hedged long-term debt and was therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

Political Risk. The Company has a significant portion of its assets in Mainland China and Taiwan. The possibility of political conflict between the two countries or with the United States could have an adverse impact upon the Company’s ability to transact business through these important business segments and to generate profits. See “Risk Factors - Foreign Operations.”

Item 8.   Financial Statements and Supplementary Data

See “Item 15. Exhibits and Financial Statement Schedules” for the Company’s Consolidated Financial Statements and the notes and schedules thereto filed as part of this Annual Report on Form 10-K.

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

On November 30, 2004, the Securities and Exchange Commission issued an order (the "SEC Order") granting accelerated filers with: (i) a fiscal year ending between and including November 15, 2004 and February 28, 2005, and (ii) outstanding common equity held by non-affiliates that is less than $700 million at the end of its second fiscal quarter of 2004; an exemption from including in its Annual Report on Form 10-K both management's annual report on internal control over financial reporting, required by Item 308(a) of Regulation S-K and the related attestation report of the registered public accounting firm required by Item 308(b) of Regulation S-K. The SEC Order requires any accelerated filer that relies on this exemption, to file an amendment to its Form 10-K to include the information required by Items 308(a) and 308(b) of Regulation S-K within 45 days after the initial due date of its Annual Report on Form 10-K.

In reliance of this SEC Order, the Company has not filed both management's annual report on internal control over financial reporting and the related attestation report of Moss Adams LLP, our registered public accounting firm attesting to management's assessment with this Annual Report on Form 10-K, but we anticipate filing such information pursuant to an amendment to our Form 10-K within the time period specified by the SEC Order. As of the date of this annual report on Form 10-K, we have not identified a material weakness in our internal control over financial reporting and Moss Adams LLP, has not identified such a material weakness or communicated a finding of material weakness to the Company.

There was no change in the Company's internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Proposal One - Election of Directors" contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year end of December 31, 2004, for its annual stockholders' meeting for 2005 (the "Proxy Statement").

The company has adopted a code of ethics that applies to the Company’s chief executive officer and senior financial officers. The code of ethics has been posted on the Company’s website under the Corporate Governance portion of the Investor Relations section at www.diodes.com. The company intends to satisfy disclosure requirements regarding amendments to, or waivers from, any provisions of its code of ethics on its website.

Item 11.    Executive Compensation

The information concerning executive compensation is incorporated herein by reference from the section entitled “Proposal One - Election of Directors” contained in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the section entitled “General Information - Security Ownership of Certain Beneficial Owners and Management” and “Proposal One - Election of Directors” contained in the Proxy Statement.

Item 13.    Certain Relationship and Related Transactions

The information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled “Proposal One - Election of Directors - Certain Relationships and Related Transactions” contained in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information concerning the Company’s principal accountant’s fees and services is incorporated herein by reference from the section entitled “Proposal Two - Ratification of the Appointment of Independent Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

	(1) Financial statements:	Page

	Independent Auditors’ Report	36

	Consolidated Balance Sheet at December31, 2003 and 2004	37 to 38

	Consolidated Statement of Income for the Years Ended December31, 2002, 2003, and 2004	39

	Consolidated Statement of Stockholders' Equity for the Years Ended December31, 2002, 2003, and 2004	40

	Consolidated Statement of Cash Flows for the Years Ended December 31, 2002, 2003, and 2004	41 to 42

	Notes to Consolidated Financial Statement	43 to 61

	(2) Schedules:

	Report of Independent Accountants on Financial Statement Schedule	62

	Schedule II -- Valuation and Qualifying Accounts	63

	Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and note thereto.

(b)	Exhibits

	The exhibits listed on the Index to Exhibits at page 65 are filed as exhibits or incorporated by reference to this Annual Report on Form 10-K.

(c)	Financial Statements of Unconsolidated Subsidiaries and Affiliates

	Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and cash flows for each of the years in the three year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

MOSS ADAMS LLP
Los Angeles, California
January 28, 2005

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,	2003	2004

ASSETS

CURRENT ASSETS
Cash	$12,847,000	$18,970,000
Accounts receivable
Trade Customers	27,010,000	38,682,000
Related parties	3,938,000	5,526,000
	30,948,000	44,208,000
Allowance for doubtful accounts	(375,000)	(432,000)
	30,573,000	43,776,000

Inventories	16,164,000	22,238,000
Deferred income taxes, current	5,547,000	2,453,000
Prepaid expenses and other	2,256,000	4,243,000
Prepaid income taxes	446,000	406,000

Total current assets	67,833,000	92,086,000

PROPERTY, PLANT AND EQUIPMENT, net	47,893,000	60,857,000

DEFERRED INCOME TAXES, non-current	1,816,000	7,970,000

OTHER ASSETS
Goodwill	5,090,000	5,090,000
Other	1,163,000	1,798,000

Total assets	$123,795,000	$167,801,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
December 31,	2003	2004

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit	$8,488,000	$6,167,000
Accounts payable
Trade	14,029,000	17,274,000
Related parties	3,453,000	3,936,000
Accrued liabilities	8,715,000	11,459,000
Current portion of long-term debt
Related party	2,500,000	2,500,000
Others	3,333,000	1,014,000
Current portion of capital lease obligations	161,000	165,000
Total current liabilities	40,679,000	42,515,000

LONG-TERM DEBT, net of current portion
Related party	3,750,000	1,250,000
Others	3,000,000	6,583,000

CAPITAL LEASE OBLIGATIONS, net of current portion	2,334,000	2,172,000

MINORITY INTEREST IN JOINT VENTURE	2,582,000	3,133,000

STOCKHOLDERS' EQUITY
Class A convertible preferred stock -
par value $1.00 per share; 1,000,000
shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.66 2/3 per share;
30,000,000 shares authorized; 14,627,284 and 15,763,266 shares
issued at 2003 and 2004, respectively	6,502,000	7,260,000
Additional paid-in capital	11,192,000	24,765,000
Retained earnings	55,779,000	81,330,000
	73,473,000	113,355,000
Less:
Treasury stock - 1,613,508 shares of
common stock, at cost	1,782,000	1,782,000
Accumulated other comprehensive loss (gain)	241,000	(575,000)
	2,023,000	1,207,000

Total stockholders' equity	71,450,000	112,148,000

Total liabilities and stockholders' equity	$123,795,000	$167,801,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,	2002	2003	2004

NET SALES	$115,821,000	$136,905,000	$185,703,000

COST OF GOODS SOLD	89,111,000	100,377,000	124,968,000

Gross profit	26,710,000	36,528,000	60,735,000

OPERATING EXPENSES
Selling, general and administrative	16,228,000	19,586,000	23,503,000
Research and development	1,472,000	2,049,000	3,422,000
Impairment of fixed assets	—	1,000,000	—
Loss on disposal of fixed assets	43,000	37,000	14,000
Total operating expenses	17,743,000	22,672,000	26,939,000

Income from operations	8,967,000	13,856,000	33,796,000

OTHER INCOME (EXPENSES)
Interest expense, net	(1,183,000)	(860,000)	(637,000)
Other	67,000	(5,000)	(418,000)
Total other income (expenses)	(1,116,000)	(865,000)	(1,055,000)

Income before income taxes
and minority interest	7,851,000	12,991,000	32,741,000

INCOME TAX PROVISION	(1,729,000)	(2,460,000)	(6,514,000)

Income before minority interest	6,122,000	10,531,000	26,227,000

MINORITY INTEREST IN EARNINGS
OF JOINT VENTURE	(320,000)	(436,000)	(676,000)

NET INCOME	$5,802,000	$10,095,000	$25,551,000

EARNINGS PER SHARE
Basic	$0.47	$0.79	$1.91
Diluted	$0.44	$0.70	$1.65

Number of shares used in computation
Basic	12,276,899	12,730,808	13,404,276
Diluted	13,297,490	14,406,054	15,471,438

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2002, 2003, and 2004

	Common stock
	Shares	Shares in Treasury	Amount	Common stock in treasury	Additional paid-in capital	Retained earnings	Accumulated other comprehensive gain (loss)	Total
BALANCE,
December 31, 2001	13,841,496	1,613,508	$6,151,000	$(1,782,000)	$7,310,000	$39,882,000	$(437,000)	$51,124,000

Comprehensive income, net of tax:
Net income for the year
ended December 31, 2002						5,802,000		5,802,000

Translation adjustments							(40,000)	(40,000)

Change in unrealized loss on
derivative instruments,
net of tax of $400							(1,000)	(1,000)

Total comprehensive income								5,761,000

Management fee from LSC					375,000			375,000
Exercise of stock options
including $98,000 income
tax benefit	97,650	—	44,000	—	375,000	—	—	419,000
BALANCE,
December 31, 2002	13,939,146	1,613,508	$6,195,000	$(1,782,000)	$8,060,000	$45,684,000	$(478,000)	$57,679,000

Comprehensive income, net of tax:

Net income for the year
ended December 31, 2003						10,095,000		10,095,000

Translation adjustments							169,000	169,000

Change in unrealized loss on
derivative instruments,
net of tax of $27,000							68,000	68,000

Total comprehensive income								10,332,000

Management fee from LSC					286,000			286,000

Exercise of stock options
including $1,139,000 income
tax benefit	688,138	—	307,000	—	2,846,000	—	—	3,153,000
BALANCE,
December 31, 2003	14,627,284	1,613,508	$6,502,000	$(1,782,000)	$11,192,000	$55,779,000	$(241,000)	$71,450,000

Comprehensive income, net of tax:

Net income for the year
ended December 31, 2004						25,551,000		25,551,000

Translation adjustments							793,000	793,000

Change in unrealized loss on
derivative instruments,
net of tax of $9,000							23,000	23,000

Total comprehensive income								26,367,000

Management fee from LSC					180,000			180,000

Exercise of stock options
including $8,514,000 income
tax benefit	1,135,982	—	758,000	—	13,393,000	—	—	14,151,000
BALANCE,
December 31, 2004	15,763,266	1,613,508	$7,260,000	$(1,782,000)	$24,765,000	$81,330,000	$575,000	$112,148,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,	2002	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,802,000	$10,095,000	$25,551,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	9,747,000	11,073,000	13,173,000
Minority interest earnings	320,000	436,000	676,000
Loss on impairment and disposal of property, plant and equipment	43,000	1,037,000	14,000
Changes in operating assets and liabilities
Accounts receivable	(4,779,000)	(8,490,000)	(13,203,000)
Inventories	2,139,000	(1,248,000)	(6,074,000)
Prepaid expenses and other	(711,000)	(388,000)	(2,474,000)
Deferred income taxes	646,000	270,000	5,463,000
Accounts payable	3,153,000	5,082,000	3,728,000
Accrued liabilities	3,481,000	—	1,468,000
Income taxes payable	149,000	954,000	978,000

Net cash provided by operating activities	19,990,000	18,821,000	29,300,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,777,000)	(15,646,000)	(26,201,000)
Proceeds from sales of property, plant and equipment	3,000	357,000	68,000

Net cash used by investing activities	(6,774,000)	(15,289,000)	(26,133,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) on line of credit, net	(3,478,000)	5,463,000	(2,321,000)
Net proceeds from the issuance of common stock	321,000	2,014,000	5,628,000
Management incentive reimbursement from LSC	375,000	375,000	375,000
Proceeds from long-term debt	—	—	3,583,000
Repayments of long-term debt	(11,080,000)	(5,833,000)	(4,819,000)
Minority shareholder investment in subsidiary	—	—	175,000
Repayments of capital lease obligations	(133,000)	(157,000)	(158,000)
Dividend to minority shareholder	—	—	(300,000)

Net cash provided (used) by financing activities	(13,995,000)	1,862,000	2,163,000

EFFECT OF EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	(40,000)	169,000	793,000

INCREASE (DECREASE) IN CASH	(819,000)	5,563,000	6,123,000

CASH, beginning of year	8,103,000	7,284,000	12,847,000

CASH, end of year	$7,284,000	$12,847,000	$18,970,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31,	2002	2003	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,229,000	$876,000	$683,000
Income taxes	$965,000	$999,000	$2,504,000

Non-cash activities:
Tax benefit related to stock options
credited to paid-in capital	$98,000	$1,139,000	$8,514,000
Building acquired through capital lease obligation	$2,785,000	$—	$—

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of operations - Diodes Incorporated and its subsidiaries manufacture and distribute discrete semiconductor devices to manufacturers in the communications, computing, industrial, consumer electronics and automotive markets. The Company's products include small-signal transistors and MOSFETs, transient voltage suppressors (TVSs), zeners, Schottkys, diodes, rectifiers, bridges and silicon wafers. The products are sold primarily throughout North America, Asia and Europe.

Principles of consolidation - The consolidated financial statements include the accounts of the parent company, Diodes Incorporated (Diodes-North America), its wholly-owned subsidiaries; Diodes Taiwan Corporation, Ltd. (Diodes-Taiwan), Diodes Hong Kong, Ltd. (Diodes-Hong Kong) and FabTech, Inc. (FabTech or Diodes-FabTech); and its majority (95%) owned subsidiaries, Shanghai KaiHong Electronics Co., Ltd. (Diodes-China) and Diodes Shanghai Company, Ltd. (Diodes-Shanghai). All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition - Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when our price to the buyer is fixed or determinable and when collectibility of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when our product is shipped to both original equipment manufacturers (OEMs) and electronics component distributors. The Company reduces revenue in the period of sale for estimates of product returns and other allowances.

In 2003, Diodes-China received approximately $254,000 in high-technology grants as an incentive for further investment from the local Chinese government. The grants were unrestricted and available upon receipt to fund the operations of Diodes-China. The Company recognized this grant income when received and recorded them within “other income” on the accompanying statements of income. No grant income was received in 2004 and managemnet does not expect this type of income in the future.

Product warranty - The Company generally warrants its products for a period of one year from the date of sale. Historically, warranty expense has not been significant.

Inventories - Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method. On an on-going basis both finished goods inventory and raw material inventory is evaluated for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to our manufacturing facilities. Based upon this analysis, as well as an inventory aging analysis, a reserve for obsolete and slow-moving inventory is accrued (see Note 2).

Property, plant and equipment - Property, plant and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives, which range from 20 to 55 years for buildings and 3 to 10 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over 3 to 5 years (see Note 3).

Goodwill - Beginning in fiscal 2002 with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 (“Goodwill and Other Intangible Assets”), goodwill is no longer amortized, but instead tested for impairment at least annually. As a result of the Company’s adoption of SFAS No. 142, an independent appraiser hired by the Company, performed the required impairment tests of goodwill as of January 1, 2004 and 2005, and has determined that the goodwill is fully recoverable. No goodwill was acquired or impaired during the years ended December 31, 2002, 2003 and 2004. As of December 31, 2004, goodwill for Diodes-FabTech and Diodes-China was $4.2 million and $0.9 million, respectively. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated period of benefit.

Impairment on long-lived assets - Certain long-lived assets of the Company are reviewed at least annually as to whether their carrying values have become impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or the projected discounted cash flows from related operations. As of December 31, 2004, the Company expects the remaining carrying value of assets to be recoverable.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income taxes - Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of the Company's assets and liabilities (see Note 8).

Concentration of credit risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade accounts receivable. Credit risk is limited by the dispersion of the Company's customers over various geographic areas, operating primarily in the electronics manufacturing and distribution industries. The Company performs on-going credit evaluations of its customers and generally requires no collateral from its customers. Historically, credit losses have not been significant.

The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions. Cash balances are usually in excess of Federal and/or foreign deposit insurance limits.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Stock split - On November 25, 2003, the Company affected a three-for-two stock split for shareholders of record as of November 14, 2003 in the form of a 50% stock dividend. All share and per share amounts in the accompanying financial statements and footnotes reflect the effect of this stock split.

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

For the years ended December 31, 2002, 2003 and 2004, options outstanding for 824,000 shares, 1,195,000 shares, and 0 shares of common stock have been excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

	Year Ended December 31

	2002	2003	2004
Net income for earnings
per share computation	$5,802,000	$10,095,000	$25,551,000

Basic
Weighted average number of common
shares oustanding during the year	12,276,899	12,730,808	13,404,276

Basic earnings per share	$0.47	$0.79	$1.91

Diluted
Weighted average number of common
shares outstanding used in calculating
basic earnings per share	12,276,899	12,730,808	13,404,276

Add: additional shares issuable upon
exercise of stock options	1,020,591	1,675,246	2,067,162

Weighted average number of common
shares used in calculating
diluted earnings per share	13,297,490	14,406,054	15,471,438

Diluted earnings per share	$0.44	$0.70	$1.65

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
                     (Continued)

Stock-based compensation - The Company maintains stock-based compensation plans for its board of directors, officers, and key employees, which provide for non-qualified and incentive stock options. The plans are described more fully in Note 9. With the issuance in mid-December 2004 by FASB of SFAS No. 123(R), “Share-Based Payments,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” which was issued in 1995, the Company will begin reporting the fair value of stock-based compensation as an expense in its financial statements beginning in 2005 (see discussion in “Recently Issued Accounting Pronouncements and Proposed Accounting Changes” below). Prior to implementation of this new standard, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost was reflected in net income for stock options, as all options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. As required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” the following table illustrates the effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for each period presented:

	For the years ended December 31,
		Amounts Per Share			Amounts Per Share			Amounts Per Share
	2002	Basic	Diluted	2003	Basic	Diluted	2004	Basic	Diluted
Net income	$5,802,000	$0.47	$0.44	$10,095,000	$0.79	$0.70	$25,551,000	$1.91	$1.65
Deduct: stock-based compensation
expense determined under fair value
method, net of tax	(1,918,000)	(0.15)	(0.15)	(1,397,000)	(0.11)	(0.10)	(1,642,000)	(0.13)	(0.10)

Pro forma net income	$3,884,000	$0.32	$0.29	$8,698,000	$0.68	$0.60	$23,909,000	$1.78	$1.55

The pro forma information recognizes as compensation the value of stock options granted using the Black-Scholes option pricing model which takes into account as of the grant date, the exercise price and expected life of the option, the current price of underlying stock and its expected volatility, expected dividends on the stock, expected forfeitures and the risk-free interest rate for the term of the option. The following is the weighted average of the data used to calculate the estimated fair value:

	Risk-free		Expected	Expected	Expected
December 31,	interest rate	Expected life	volatility	forfeitures	dividends
2004	3.64%	5.0 years	68.36%	2.64%	0%
2003	3.31%	5.0 years	66.18%	2.77%	0%
2002	4.03%	5.0 years	75.61%	2.77%	0%

The Company’s valuations are based upon a single option valuation approach using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable and negotiable in a free trading market. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected life of the option. Because the Company’s stock options have characteristics significantly different from those of freely traded options, and changes in the subjective input assumptions can materially affect the Company’s fair value estimate of those stock options, in the Company’s opinion, existing valuations models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s stock options. Because Company stock options do not trade on a secondary exchange, recipients can receive no value nor derive any benefit from holding stock options under these plans without an increase, above the grant price, in the market price of the Company’s stock. Such an increase in stock price would benefit all stockholders commensurately.

Derivative financial instrument - The Company used an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. The interest rate swap agreement applied to 25% of the Company’s long-term debt and expired November 30, 2004. Market value of the swap as of December 31, 2003 and 2004 is included in “Accumulated Other Comprehensive Loss”. The swap contract is inversely correlated to the related hedged long-term debt and was therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge was measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
                    (Continued)

Functional currencies and foreign currency translation - Through its subsidiaries, the Company maintains operations in Taiwan, Hong Kong and China. The Company believes the New Taiwan (“NT”) dollar as the functional currency at Diodes-Taiwan most appropriately reflects the current economic facts and circumstances of the operations. The Company continues to use the U.S. dollar as the functional currency in Diodes-China, Diodes-Shanghai and Diodes-Hong Kong, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, the Company will periodically assess its position with respect to the functional currency of its foreign subsidiaries. Included in net income are foreign currency exchange losses of approximately $82,000, $115,000, and $424,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

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

Recently issued accounting pronouncements and proposed accounting changes - In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in Determining Whether to Report Discontinued Operations. The consensus provides guidance in determining: (a) which cash flows should be taken into consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, (b) the types of involvement ongoing between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component, and (c) the appropriate (re)assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. The consensus was ratified by the FASB at their November 30, 2004 meeting and should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected have a material impact on the consolidated financial statements.

In September 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-10, Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS 131. The effective date of the consensus in this Issue is for fiscal years ending after October 13, 2004. If the Financial Accounting Standards Board (FASB) ratifies EITF Issue No. 04-10, the Company does not anticipate a material impact on the financial statements.

In March 2004, the EITF reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. The Company determined that EITF 03-01 would not have a material impact on the financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
                     (Continued)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, which provides guidance on the identification of and reporting for variable interest entities. Interpretation No. 46 expands the criteria for consideration in determining whether a variable interest Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Interpretation No. 46 was effective for the Company in 2004 because the Company entered into a joint venture for Diodes-Shanghai. The Company has a 95% interest. The Interpretation requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary is the party that assumes the majority of the risk, which includes, but is not limited to, the entity’s expected losses. Management concluded that its investment in Diodes-Shanghai did not meet the criteria for consolidation under the standard. Based upon our review, we concluded that management’s analysis and the conclusions contained therein appeared reasonable.

In December 2004, the FASB also issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, but does not believe the impact of the change will be material.

On October 22, 2004, a new tax law was passed, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”), which raised a number of issues with respect to accounting for income taxes. In response, on December 21, 2004, the FASB issued two FASB Staff Positions (FSP), FSP 109-1—“Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FSP 109-2—“Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which became effective for the Company upon issuance.

The Jobs Creation Act provides a deduction for income from qualified domestic production activities, to be phased in from 2005 through 2010, which is intended to replace the existing extra-territorial income exclusion for foreign sales. In FSP 109-1, the FASB decided the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, rather than as a rate reduction. Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the tax return and no adjustment to deferred taxes at December 31, 2004, is required.

The Jobs Creation Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. FSP 109-2 addresses when to reflect in the financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. Under SFAS No. 109, companies are normally required to reflect the effect of new tax law changes in the period of enactment. FSP 109-2 provides companies additional time to determine the amount of earnings, if any, that they intend to repatriate under the Jobs Creation Act’s provisions. See Note 8 for more discussion of the impact of the Jobs Creation Act, including the Company’s status on the repatriation of foreign earnings.

In December 2004, the FASB issued SFAS No. 123(R). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognizing that valuation in the financial statements from the date of grant. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will partially depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as shown in the table above (see discussion in Stock-Based Compensation above). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
                     (Continued)

The Company is currently evaluating several option valuation models in order to calculate the required compensation expense. The Company has elected to adopt the provisions of SFAS No. 123(R) on a modified prospective application method effective July 1, 2005, with no restatement of any prior periods. SFAS No. 123(R) is effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005.

Reclassifications - Certain prior year amounts as well as unaudited quarterly financial data presented in the accompanying consolidated financial statements have been reclassified to conform to the current year financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

NOTE 2 - INVENTORIES

Inventories, stated at the lower of cost or market value, at December 31 were:

	2003	2004

Finished goods	$9,920,000	$13,118,000
Work-in-progress	1,818,000	2,025,000
Raw materials	6,519,000	9,240,000
	18,257,000	24,383,000
Less: reserves	(2,093,000)	(2,145,000)

	$16,164,000	$22,238,000

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 were:

	2003	2004

Buildings and leasehold improvements	$5,894,000	$7,126,000
Construction in-progress	2,810,000	2,989,000
Machinery and equipment	74,171,000	90,151,000
	82,875,000	100,266,000
Less: Accumulated depreciation
and amortization	(35,244,000)	(39,671,000)
	47,631,000	60,595,000

Land	262,000	262,000
	$47,893,000	$60,857,000

The Company implemented an Enterprise Resource Planning software system for which approximately $2,511,000 and $0 is capitalized within construction in-progress in 2003 and 2004, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - BANK CREDIT AGREEMENTS AND LONG-TERM DEBT

Line of credit - The Company maintains credit facilities with several financial institutions through its affiliated entities in the United States and Asia. The credit unused and available under the various facilities as of December 31, 2004, totals $32.3 million, as follows:

2004		Outstanding at December 31,
Credit Facility	Terms	2003	2004

$ 7,500,000	Revolving, collateralized by all assets, variable interest (prime rate, approximately 5.25% at December 31, 2004) due monthly	$5,782,000	$3,167,000

$ 5,000,000	Term loan, collateralized by all assets, variable interest (LIBOR + variable margin, approximately 3.8% at December 31, 2004) due monthly	3,333,000	4,597,000

$ 25,000,000	Unsecured, interest at LIBOR plus margin (approximately 2.3% at December 31, 2004) due quarterly	3,000,000	6,000,000

$ 8,960,000	Unsecured, variable interest plus margin (approximately 1.7% to 2.3% at December 31, 2003) due monthly	2,706,000	—
$ 46,460,000		14,821,000	13,764,000

Less: Long-term debt, net of Related Party (included in table below)		(6,333,000)	(7,597,000)

Line of credit		$8,488,000	$6,167,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

Long-term debt - The balances remaining as of December 31, consist of the following:

	2003	2004

Note payable to LSC, a major stockholder of the Company (see Note 10), due in equal monthly installments of $208,000 plus interest beginning July 31, 2002, through June 30, 2006. The unsecured note bears interest at LIBOR plus 2% (approximately 4.1% at December 31, 2004) and is subordinated to the interest of the Company's primary lender.	$6,250,000	$3,750,000

Term note portion of $25,000,000 China credit facility due in 2006.	3,000,000	3,000,000

Note payable to U.S. bank, collateralized by all assets, due in aggregate monthly principal payments of $278,000 plus interest at 6.8% fixed by hedge contract through November 2004.	3,333,000	—

Note payable to U.S. bank, collateralized by all assets, due in aggregate monthly principal payments of $83,000 plus interest at approximately 3.8% at December 31, 2004.	—	4,597,000
	12,583,000	11,347,000
Less: Current portion	(5,833,000)	(3,514,000)

Long-term debt, net of current portion	$6,750,000	$7,833,000

The credit facilities contain certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and attainment of certain financial results, and prohibit the payment of dividends.

The aggregate maturities of long-term debt for future years ending December 31 are:

2005	$3,514,000
2006	5,250,000
2007	1,000,000
2008	1,000,000
2009	583,000
$11,347,000

In July 2001, the Company entered into an interest rate swap agreement with a bank to hedge its interest exposure. The interest rate under the swap agreement, which expired November 30, 2004, was fixed at 6.8% and based on the notional amount, which was $2,292,000 at December 31, 2003.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease agreements are summarized as follows:

For years ending December 31,

2005	$230,000
2006	230,000
2007	230,000
2008	230,000
2009	230,000
Thereafter	1,627,000
2,777,000
Less: Interest	(440,000)
Present value of minimum lease payments	2,337,000

Less: Current portion	(165,000)
Long-term portion	$2,172,000

At December 31, 2004, property under capital leases had a cost of $2,785,000, and the related accumulated depreciation amounted to $557,000.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities at December 31 were:

	2003	2004

Employee compensation and payroll taxes	$4,501,000	$5,779,000
Equipment purchases	1,875,000	2,012,000
Taxes payable	—	978,000
Sales commissions	686,000	437,000
Refunds to product distributors	334,000	219,000
Other	1,319,000	2,034,000
	$8,715,000	$11,459,000

NOTE 7 - VALUATION OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, accounts receivable, accounts payable, working capital line of credit, and long-term debt. The Company estimates the carrying amounts of all financial instruments described above to approximate fair value based upon current market conditions, maturity dates and other factors.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

The components of the income tax provisions are as follows:

	2002	2003	2004
Current tax provision
Federal	$—	$1,167,000	$4,922,000
Foreign	1,231,000	1,183,000	4,745,000
State	1,000	40,000	461,000
	1,232,000	2,390,000	10,128,000
Deferred tax expense (benefit)	497,000	70,000	(3,614,000)
Total income tax provision	$1,729,000	$2,460,000	$6,514,000

Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2002, 2003, and 2004 are as follows:

	2002		2003		2004

		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings	Amount	earnings	Amount	earnings
Federal tax	$2,669,000	34.0	$4,417,000	34.0	$11,131,000	34.0
State franchise tax,
net of Federal benefit	455,000	5.8	753,000	5.8	1,588,000	4.8
Foreign income tax rate difference	(1,409,000)	(18.0)	(2,808,000)	(21.6)	(6,629,000)	(20.2)
Other	14,000	0.2	98,000	0.8	424,000	1.3

Income tax provision (benefit)	$1,729,000	22.0	$2,460,000	19.0	$6,514,000	19.9

In accordance with the current taxation policies of the People’s Republic of China (PRC), Diodes-China received preferential tax treatment for the years ended December 31, 1996 through 2004. Earnings were subject to 0% tax rates from 1996 through 2000, and 12% from 2001 through 2004. Due to a $15.0 million permanent re-investment of Diodes-China earnings in 2004, earnings from 2005 through 2007 will continue to be taxed at 12% (one half the normal central government tax rate). Also due to the permanent re-investment, the Company recorded a $1.2 million tax refund (net of U.S. taxes) in the fourth quarter of 2004. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax from 2001 through 2004, and is expected to waive this tax in 2005, but can re-impose the tax at its discretion. For 2004, Diodes-Shanghai’s effective tax rate was 15%. As an incentive for the establishment of Diodes-Shanghai, beginning in 2005, earnings will be exempted from income tax for two years. Then, beginning in 2007, earnings will be subject to 50% of the standard tax rate of 15% for the following three years.

Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations. Earnings of Diodes-Hong Kong are currently subject to a 17.5% tax for local sales and/or local source sales, all other sales are foreign income tax-free.

In accordance with United States tax law, the Company receives credit against its U.S. Federal tax liability for corporate taxes paid in Taiwan and China. The repatriation of funds from Taiwan and China to the Company may be subject to state income taxes.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

As of December 31, 2004, accumulated and undistributed earnings of Diodes-China and Diodes-Shanghai are approximately $44.2 million, including $25.0 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. Federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the China earnings in preparation of a dividend distribution. In the year ended December 31, 2004, the Company received a dividend of approximately $5.7 million from its Diodes-China subsidiary, for which the tax effect is included in U.S. Federal and state taxable income. As of December 31, 2004, the Company has recorded approximately $2.0 million in deferred taxes on the cumulative earnings of Diodes-China and Diodes-Shanghai.

The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China, Diodes-Shanghai, and Diodes-Hong Kong to the extent such earnings may be appropriated for distribution to the Company’s corporate office in North America, and as further investment strategies with respect to foreign earnings are determined. Should the Company’s North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company’s foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act (AJCA) into law. Originally intended to repeal the extraterritorial income (ETI) exclusion, which had triggered tariffs by the European Union, the AJCA expanded to cover a wide range of business tax issues. Among other items, the AJCA establishes a phased repeal of the ETI, a new incentive tax deduction for U.S. corporations to repatriate cash from foreign subsidiaries at a reduced tax rate (a deduction equal to 85% of cash dividends received in the year elected that exceeds a base-period amount) and significantly revises the taxation of U.S. companies doing business abroad.

At December 31, 2004, the Company made a minimum estimate for repatriating cash from its subsidiaries in China and Hong Kong of $8.0 million under the AJCA, and recorded an income tax expense of approximately $1.3 million. Under the guidelines of the AJCA, the Company will develop a required domestic reinvestment plan, covering items such as U.S. bank debt repayment, U.S. capital expenditures and U.S. research and development activities, among others, to cover the $8.0 million minimum dividend repatriation. In addition, the Company will complete a quantitative analysis of the benefits of the AJCA, the foreign tax credit implications, and state and local tax consequences of a dividend to maximize the tax benefits of a 2005 dividend.

At December 31, 2003 and 2004, the Company's deferred tax assets and liabilities are comprised of the following items:

	2003	2004
Deferred tax assets, current
Inventory cost	$272,000	$364,000
Accrued expenses and accounts receivable	566,000	702,000
Net operating loss carryforwards, foreign tax credits and other	4,709,000	1,387,000

	$5,547,000	$2,453,000

Deferred tax assets, non-current
Plant, equipment and intangible assets	$(2,380,000)	$(2,632,000)
Net operating loss carryforwards, foreign tax credits and other	4,196,000	10,602,000

	$1,816,000	$7,970,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

At December 31, 2004, the Company had Federal and state net operating loss (NOL) carryforwards of approximately $17.0 million and $20.2 million, respectively, available to offset future regular and alternative minimum taxable income. The Federal NOL carryforwards will begin to expire in 2016 and the state NOL carryforwards will begin to expire in 2006.

At December 31, 2004, the Company had Federal and state tax credit carryforwards (primarily relating to foreign tax credits, and to a lesser extent to research and development tax credits) of approximately $6.6 million and $0.1 million, respectively, available to offset future regular income and partially offset alternative minimum taxable income. The Federal credit carryforwards will begin to expire in 2009 and the state credit carryforwards will begin to expire in 2020.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EMPLOYEE BENEFIT PLANS

Employee Savings and Retirement Plans -The Company maintains a 401(k) profit sharing plan (the Plan) for the benefit of qualified employees at its North American locations. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company makes a matching contribution of $1 for every $2 contributed by the participant up to 6% (3% maximum matching) of the participant’s eligible payroll. In addition, the Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan.

As stipulated by the regulations of the PRC, the Company maintains a retirement plan pursuant to the local Municipal Government for its employees in China. The Company is required to make contributions to the retirement plan at a rate of 22.5% of the employee’s eligible payroll.

Pursuant to the Taiwan Labor Standard Law and Factory Law, the Company maintains a retirement plan for its employees in Taiwan. The Company makes contributions at a rate of 6% of the employee’s eligible payroll.

For the years ended December 31, 2002, 2003, and 2004, the Company’s total contributions to all plans were approximately $917,000, $1,241,000, and $1,428,000, respectively.

Stock Option Plans - The Company maintains stock option plans for directors, officers, and key employees, which provide for non-qualified and incentive stock options. The Compensation and Stock Option Committee of the Board of Directors determines the option price (not to be less than fair market value of the underlying common stock at the date of grant for incentive stock options) at the date of grant. The options generally expire ten years from the date of grant and are exercisable (vested) over the period stated in each option. Approximately 440,600 shares were available for future grants under the plans as of December 31, 2004. A summary of stock option transactions for the plans follows:

	Outstanding Options
		Exercise Price Per Share
	Number	Range	Weighted Average

Balance, December 31, 2001	3,172,641	$0.83-15.94	$5.85
Granted	515,550	5.69-6.38	5.72
Exercised	(97,650)	0.83-5.55	3.28
Canceled	(5,400)	5.55-5.69	5.62

Balance, December 31, 2002	3,585,141	0.83-15.94	5.90
Granted	502,950	10.63-13.04	13.03
Exercised	(688,141)	0.83-15.94	2.93
Canceled	(15,325)	5.55-15.94	7.84

Balance, December 31, 2003	3,384,625	2.22-15.94	7.56
Granted	526,900	18.32-21.85	18.35
Exercised	(1,136,725)	2.22-15.94	4.96
Canceled	(35,600)	5.55-18.32	13.64

Balance, December 31, 2004	2,739,200	$2.22-21.85	$10.63

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EMPLOYEE BENEFIT PLANS (Continued)

As of December 31, 2004, approximately 1,737,200 of the 2,739,200 options outstanding were exercisable. The following summarizes information about stock options outstanding at December 31, 2004:

	Range of exercise prices	Number outstanding	Weighted average remaining contractual life (yrs)	Weighted average exercise price
'93 NQO	$2.67-15.94	631,950	4.6	$9.42
'93 ISO	2.22-15.94	705,400	4.9	7.45
'01 Plan	4.77-21.85	1,401,850	8.6	12.77
Total	$2.22-21.85	2,739,200	6.7	$10.63

The following summarizes information about stock options exercisable at December 31, 2004:

	Range of exercise	Number	Weighted average
	prices	exercisable	exercise price
'93 NQO	$2.67-15.94	630,300	$9.43
'93 ISO	2.22-15.94	668,550	$7.53
'01 Plan	5.55-13.04	438,350	$8.09
Total	$2.22-15.94	1,737,200	$8.36

Stock Bonus Plan - The Company also maintains an incentive stock bonus plan, which reserves shares of stock for issuance to key employees. As of December 31, 2004, there were 279,000 shares available for issuance under this plan. No shares were issued under this incentive bonus plan for years ended December 31, 2002 through 2004.

NOTE 10 - RELATED PARTY TRANSACTIONS

Lite-On Semiconductor Corporation (LSC) - In July 1997, Vishay Intertechnology, Inc. (Vishay) and the Lite-On Group, a Taiwanese consortium, formed a joint venture - Vishay/Lite-On Power Semiconductor Pte., LTD. (Vishay/LPSC) - to acquire Lite-On Power Semiconductor Corp. (LPSC), a then 37% shareholder of the Company and a member of the Lite-On Group of the Republic of China. The Lite-On Group is a leading manufacturer of power semiconductors, computer peripherals, and communication products.

In March 2001, Vishay agreed to sell its 65% interest in the Vishay/LPSC joint venture to the Lite-On Group, the 35% joint venture partner. Because of this transaction, the Lite-On Group, through LPSC, its wholly-owned subsidiary, indirectly owned approximately 37% of the Company’s common stock. In December 2001, LPSC merged with Dyna Image Corporation of Taipei, Taiwan. Dyna Image is the world’s largest manufacturer of Contact Image Sensors (CIS), which are used in fax machines, scanners, and copy machines. The combined company is called Lite-On Semiconductor Corporation (LSC). At December 31, 2004, LSC owned approximately 32.5% of the Company’s common stock. The Company considers its relationship with LSC to be mutually beneficial and the Company and LSC plans to continue its strategic alliance as it has since 1991.

The Company also leases warehouse space from LSC for its operations in Hong Kong. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. As required by Nasdaq, the Audit Committee of the Board of Directors has approved the contracts associated with the related party transactions. The Company buys product from, and sell products to, LSC.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

Net sales to, and purchases from, LSC were as follows for years ended December 31

	2002	2003	2004

Net sales	$16,147,000	$14,628,000	$20,675,000
Purchases	14,292,000	18,667,000	22,368,000

As a result of the acquisition of FabTech from LSC, the Company is indebted to LSC in the amount of $3,750,000 as of December 31, 2004. Terms of the debt are indicated in Note 4. As per the terms of the acquisition agreement, LSC entered into a volume purchase agreement with FabTech pursuant to which LSC is obligated to purchase from FabTech, and FabTech is obligated to manufacture and sell to LSC, silicon wafers.

 As part of the FabTech acquisition, the Company entered into management incentive agreements with several members of FabTech’s management. The agreements provide a guaranteed aggregate $375,000 annual payment as well as contingent bonuses based on the annual profitability of FabTech (subject to a maximum annual amount). Any portion of the guaranteed and contingent liability paid by FabTech is reimbursed by LSC. Guaranteed and maximum contingent bonus payments provided for by the management incentive agreements for the year ended December 31, 2004 (the final year of the agreements) were $375,000 and $1.2 million, respectively. Because the profitability targets were not met, no contingent bonus was earned or paid in the years 2002 through 2004.

Other related party - The Company sell product to, and purchases inventory from, companies owned by its 5% minority shareholder, Keylink International (formerly Xing International), in Diodes-China and Diodes-Shanghai. In addition, Diodes-China and Diodes-Shanghai each leases its manufacturing facilities from, subcontracts a portion of its manufacturing process (metal plating and environmental services) to, and pays a consulting fee to, its 5% minority shareholder. Total amounts for these services for the years ended December 31, 2002, 2003, and 2004 were $2,699,000, $3,464,000, and $4,760,000. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. As required by Nasdaq, the Audit Committee of the Board of Directors has approved the contracts associated with the related party transactions.

Net sales to, and purchases from, companies owned by Keylink International were as follows for years ended December 31:

	2002	2003	2004

Net sales	$1,885,000	$1,484,000	$1,677,000
Purchases	4,394,000	2,961,000	4,789,000

Accounts receivable from, and accounts payable to, related parties were as follows as of December 31:

	2003	2004
Accounts receivable
LSC	$3,111,000	$4,180,000
Other	827,000	1,346,000
	$3,938,000	$5,526,000

Accounts payable
LSC	$2,914,000	$3,308,000
Other	539,000	628,000
	$3,453,000	$3,936,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - GEOGRAPHIC INFORMATION

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

The Company’s operations include the domestic operations (Diodes, Inc. and FabTech) located in the United States and the Asian operations (Diodes-Taiwan located in Taipei, Taiwan, Diodes-China and Diodes-Shanghai both located in Shanghai, China, and Diodes-Hong Kong located in Hong Kong, China). European operations are consolidated within the U.S. operations.

The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

	Asia	U.S.A.	Consolidated
2004
Total sales	$185,308,000	$92,634,000	$277,942,000
Intercompany sales	(75,527,000)	(16,712,000)	(92,239,000)
Net sales	$109,781,000	$75,922,000	$185,703,000

Assets	$116,729,000	$51,072,000	$167,801,000
Property, plant & equipment, net	48,589,000	12,268,000	60,857,000

2003
Total sales	$124,412,000	$72,188,000	$196,600,000
Intercompany sales	(48,378,000)	(11,317,000)	(59,695,000)
Net sales	$76,034,000	$60,871,000	$136,905,000

Assets	$82,142,000	$41,653,000	$123,795,000
Property, plant & equipment, net	35,941,000	11,952,000	47,893,000

2002
Total sales	$95,081,000	$66,338,000	$161,419,000
Intercompany sales	(39,592,000)	(6,006,000)	(45,598,000)
Net sales	$55,489,000	$60,332,000	$115,821,000

Assets	$63,721,000	$41,289,000	$105,010,000
Property, plant & equipment, net	32,313,000	12,380,000	44,693,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS and CONTINGENCIES

Operating leases - The Company leases its offices, manufacturing plants and warehouses under operating lease agreements expiring through December 2009. Rent expense amounted to approximately $2,711,000, $2,455,000, and $2,938,000 for the years ended December 31, 2002, 2003, and 2004, respectively.

Future minimum lease payments under non-cancelable operating leases for years ending December 31 are:

2005	$3,461,000
2006	3,481,000
2007	2,939,000
2008	2,520,000
2009	1,097,000
$13,498,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
Fiscal 2004	March 31	June 30	Sept. 30	Dec. 31

Net sales	$41,435,000	$47,017,000	$49,364,000	$47,887,000

Gross profit	12,750,000	15,028,000	16,746,000	16,211,000

Net income	4,856,000	6,123,000	7,242,000	7,330,000

Earnings per share
Basic	$0.37	$0.46	$0.54	$0.53
Diluted	0.32	0.40	0.47	0.47

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2003
Net sales	$29,446,000	$33,316,000	$34,941,000	$39,202,000

Gross profit	7,461,000	8,346,000	9,162,000	11,559,000

Net income	1,923,000	2,172,000	2,563,000	3,437,000

Earnings per share
Basic	$0.15	$0.17	$0.20	$0.27
Diluted	0.14	0.15	0.18	0.23

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2002
Net sales	$26,924,000	$29,946,000	$30,287,000	$28,664,000

Gross profit	4,345,000	7,098,000	7,862,000	7,405,000

Net income	208,000	1,564,000	1,767,000	2,263,000

Earnings per share
Basic	$0.02	$0.13	$0.14	$0.18
Diluted	0.02	0.12	0.13	0.17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries

Our audits of the consolidated financial statements of Diodes Incorporated and Subsidiaries referred to in our report dated January 28, 2005 appearing in Item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Moss Adams LLP

MOSS ADAMS LLP
Los Angeles, California
January 28, 2005

DIODES INCORPORATED AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COL A	COL B	COL C	COL D	COL E

		Additions
	Balance at	charged		Balance at
	beginning	to costs &		end of
Description	of period	expenses	Deductions	period

Year ended December 31,
2002
Allowance for doubtful accounts	$343,000	$45,000	$35,000	$353,000
Reserve for slow moving and obsolete inventory	2,376,000	1,086,000	1,562,000	1,900,000

2003
Allowance for doubtful accounts	$353,000	$75,000	$53,000	$375,000
Reserve for slow moving and obsolete inventory	1,900,000	1,356,000	1,163,000	2,093,000

2004
Allowance for doubtful accounts	$375,000	$68,000	$11,000	$432,000
Reserve for slow moving and obsolete inventory	2,093,000	982,000	930,000	2,145,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ C.H. Chen	March 11, 2005
C.H. CHEN
President & Chief Executive Officer
(Principal Executive Officer)

By: /s/ Carl C. Wertz	March 11, 2005
CARL C. WERTZ
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2005.

/s/ Raymond Soong	/s/ C.H. Chen
RAYMOND SOONG	C.H. CHEN
Chairman of the Board of Directors	Director

/s/ Michael R. Giordano	/s/ M.K. Lu
MICHAEL R. GIORDANO	M.K. LU
Director	Director

/s/ Keh-Shew Lu	/s/ John M. Stich
KEH-SHEW LU	JOHN M. STICH
Director	Director

/s/ Shing Mao
SHING MAO
Director

INDEX TO EXHIBITS

Sequential
Number	Description	Page Number

3.1	Certificate of Incorporation of Diodes Incorporated (the “Company”) dated July 29, 1968 (1)
3.2	Amended By-laws of the Company dated August 14, 1987 (2)
3.3	Amended Certificate of Incorporation of the Company dated June 12, 2000 (25)
10.1	Stock Purchase and Termination of Joint Shareholder Agreement (3)
10.2	1994 Credit Facility Agreement between the Company and Wells Fargo Bank, National Association (4)
10.3 *	Company’s 401(k) Plan - Adoption Agreement (5)
10.4 *	Company’s 401(k) Plan - Basic Plan Documentation #03 (5)
10.5 *	Employment Agreement between the Company and Pedro Morillas (6)
10.6 *	Company’s Incentive Bonus Plan (7)
10.7 *	Company’s 1982 Incentive Stock Option Plan (7)
10.8 *	Company’s 1984 Non-Qualified Stock Option Plan (7)
10.9 *	Company’s 1993 Non-Qualified Stock Option Plan (7)
10.10 *	Company’s 1993 Incentive Stock Option Plan (5)
10.11	$6.0 Million Revolving Line of Credit Note (8)
10.12	Credit Agreement between Wells Fargo Bank and the Company dated November 1, 1995 (8)
10.13	KaiHong Compensation Trade Agreement for SOT-23 Product (9)
10.14	KaiHong Compensation Trade Agreement for MELF Product (10)
10.15	Lite-On Power Semiconductor Corporation Distributorship Agreement (11)
10.16	Loan Agreement between the Company and FabTech Incorporated (12)
10.17	KaiHong Joint Venture Agreement between the Company and Mrs. J.H. Xing (12)
10.18	Quality Assurance Consulting Agreement between LPSC and Shanghai KaiHong Electronics Company, Ltd. (13)
10.19	Loan Agreement between the Company and Union Bank of California, N.A. (13)
10.20	First Amendment to Loan Agreement between the Company and Union Bank of California, N.A. (14)
10.21	Guaranty Agreement between the Company and Shanghai KaiHong Electronics Co., Ltd. (14)
10.22	Guaranty Agreement between the Company and Xing International, Inc. (14)
10.23	Fifth Amendment to Loan Agreement (15)
10.24	Term Loan B Facility Note (15)
10.25	Bank Guaranty for Shanghai KaiHong Electronics Co., LTD (16)
10.26	Consulting Agreement between the Company and J.Y. Xing (17)
10.27	Software License Agreement between the Company and Intelic Software Solutions, Inc. (18)
10.28	Diodes-Taiwan Relationship Agreement for FabTech Wafer Sales (19)
10.29	Separation Agreement between the Company and Michael A. Rosenberg (20)
10.30	Stock Purchase Agreement dated as of November 28, 2000, among Diodes Incorporated, FabTech, Inc. and Lite-On Power Semiconductor Corporation (24)
10.31	Volume Purchase Agreement dated as of October 25, 2000, between FabTech, Inc. and Lite-On Power Semiconductor Corporation (24)
10.32	Credit Agreement dated as of December 1, 2000, between Diodes Incorporated and Union Bank of California (24)
10.33	Subordination Agreement dated as of December 1, 2000, by Lite-On Power Semiconductor Corporation in favor of Union Bank of California (24)
10.34	Subordinated Promissory Note in the principal amount of $13,549,000 made by FabTech, Inc. payable to Lite-On Power Semiconductor Corporation (24)
10.35	Amended and Restated Subordinated Promissory Note between FabTech, Inc. and Lite-On Semiconductor Corp. (26)
10.36	Diodes Incorporated Building Lease - Third Amendment (29)
10.37	Document of Understanding between the Company and Microsemi Corporation (29)
10.38	Swap Agreement between the Company and Union Bank of California (30)
10.39	First Amendment and Waver between the Company and Union Bank of California (30)
10.40	Second Amendment and Waver between the Company and Union Bank of California (30)
10.41	Banking Agreement between Diodes-China and Everbright Bank of China (30)
10.42	Banking Agreement between Diodes-China and Agricultural Bank of China (30)
10.43	Banking Agreement between Diodes-Taiwan and Farmers Bank of China (30)
10.44	Audit Committee Charter (31)
10.45	2001 Omnibus Equity Incentive Plan (31)
10.46	Sale and Leaseback Agreement between the Company and Shanghai Ding Hong Company, Ltd. (32)

Sequential
Number	Description	Page Number

10.47	Lease Agreement between the Company and Shanghai Ding Hong Company, Ltd. (32)
10.48	Third Amendment and Waiver to Union Bank Credit Agreement (33)
10.49	Revolving Credit Extension between the Company and Union Bank (34)
10.50	Amended and Restated Credit Agreement between the Company and Union Bank (35)
10.51	$2.0 Million Non Revolving-To-Term Note between the Company and Union Bank (35)
10.52	Lease Agreement for Plant #2 between the Company and Shanghai Ding Hong Electronic Equipment Limited (37)
10.53	$5 Million Term Note with Union Bank (37)
10.54	First Amendment To Amended And Restated Credit Agreement (37)
10.55	Covenant Agreement between Union Bank and FabTech, Inc. (37)
10.56	Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd. (37)
10.57	Lease Agreement between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd. (37)
10.58	Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd. (37)
14	Code of Ethics for Chief Executive Officer and Senior Financial Officers (36)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Public Accountants
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1943, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1943, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1981, which is hereby incorporated by reference.
(2)	Previously filed as Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1988, which is hereby incorporated by reference.
(3)	Previously filed with the Company’s Form 8-K, filed with the Commission on July 1, 1994, which is hereby incorporated by reference.
(4)	Previously filed as Exhibit 10.4 to Form 10-KSB/A filed with the Commission for fiscal year ended December 31, 1993, which is hereby incorporated by reference.
(5)	Previously filed with Company’s Form 10-K, filed with the Commission on March 31, 1995, which is hereby incorporated by reference.
(6)	Previously filed as Exhibit 10.6 to Form 10-KSB filed with the Commission on August 2, 1994, for the fiscal year ended December 31, 1993, which is hereby incorporated by reference
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
(36)
Provided in the Corporate Governance portion of the Investor Relations section on the Company’s website at http://www.diodes.com, as well as incorporated by reference to the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2004) for its annual stockholders’ meeting for 2005.

(37)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 9, 2004, which is hereby incorporated by reference.

*  Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to  Item 601 of Regulation S-K.