Form 10-K/A
DIODES INC /DEL/
filed 2005-05-02
CIK 29002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended  DECEMBER 31, 2004.
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]           No [   ]
      -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer
 (as defined in Rule 12b-2 of the Act).
Yes [X]           No [  ]
      -

The aggregate market value of the 8,829,510 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $23.69 per share of the Common Stock on the Nasdaq National Market on June 30, 2004, the last business day of the registrant's most recently completed second quarter, was approximately $209,171,092.

The number of shares of the registrant's Common Stock outstanding as of March 9, 2005 was 15,866,341, including 1,613,508 shares of treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2005 annual meeting of stockholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2004.

                                EXPLANATORY NOTE

In November 2004, the Securities and Exchange Commission issued an exceptive order providing companies with a market capitalization under $700 million with an extension of up to 45 days for (i) the filing of management's report on internal controls over financial reporting required by Item 308(a) of Regulation S-K and (ii) the related attestation report of the Company's independent registered public accounts required by Item 308(b) of Regulation S-K.

This Amendment No. 1 to Annual Report on Form 10-K/A ("Form 10-K/A") is being filed to amend the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed with the SEC on March 16, 2005 ("Original Form 10-K"), to include management's report on internal control over financial reporting and the related attestation report of the Company's independent registered public accounting firm. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Item 9A of Part II, as amended, as well as currently dated certifications and the consent of Moss Adams LLP, the Company's independent registered public accounting firm. Unaffected items have not been repeated in this Amendment No. 1.

THIS FORM 10-K/A DOES NOT REFLECT EVENTS OCCURRING AFTER THE FILING OF THE ORIGINAL FORM 10-K, AND DOES NOT MODIFY OR UPDATE THE DISCLOSURES THEREIN IN ANY WAY OTHER THAN AS REQUIRED TO REFLECT THE AMENDMENTS AS DESCRIBED ABOVE AND SET FORTH BELOW

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE
 SECURITIES LITIGATION REFORM ACT OF 1995

                  Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words such as "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "project," "will" and similar expressions. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under "Risk Factors" and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made on this Annual Report on Form 10-K are made pursuant to the Act.

                                     PART II

ITEM 9A.          CONTROLS AND PROCEDURES

                 The Company's Chief Executive Officer, C.H. Chen, and Chief Financial Officer, Carl C. Wertz, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that material information relating to the Company (including its consolidated subsidiaries) required to be included in this report is made knows to them.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

                 Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and the Chief Financial Officer and implemented by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

                  The Company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

                  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                  Under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Moss Adams LLP, an independent registered public accounting firm, whom has expressed unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 as stated in their report which is included herein.


CHANGES IN INTERNAL CONTROL

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries

                    We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Diodes Incorporated and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Diodes Incorporated and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

                    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

                    A company's  internal control over financial  reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

                    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                    In our opinion, management's assessment that Diodes Incorporated and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Also in our opinion, Diodes Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

                    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Diodes Incorporated and Subsidiaries as of and for the year ended December 31, 2004, and our report dated January 28, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.


/s/ Moss Adams LLP
Moss Adams LLP
Los Angeles, California
April 7, 2005

                                     PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


         (b)      EXHIBITS

                           The exhibits listed on the Index to Exhibits at page 65 of the Original Form 10-K are filed as exhibits or incorporated by reference to this Amendment No. 1.




                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)


By:  /s/ C.H. Chen
------------------------------------------------------------
                                                                  April 25, 2005

C.H. CHEN
President & Chief Executive Officer
(Principal Executive Officer)


By:  /s/ Carl C. Wertz                                            April 25, 2005
--------------------------------------------
CARL C. WERTZ
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 25, 2005.


/s/ Raymond Soong                                    /s/ C.H. Chen
--------------------------------------------         ---------------------------
RAYMOND SOONG                                        C.H. CHEN
Chairman of the Board of Directors          President & Chief Executive Officer,
                                                 and Director
                                             (Principal Executive Officer)


/s/ Michael R. Giordano                              /s/ M.K. Lu
--------------------------------------------         ---------------------------
MICHAEL R. GIORDANO                                   M.K. LU
Director                                              Director


/s/ Keh-Shew Lu                                      /s/ John M. Stich
--------------------------------------------         ---------------------------
KEH-SHEW LU                                          JOHN M. STICH
Director                                             Director


/s/ Shing Mao                                        /s/ Carl C. Wertz
--------------------------------------------         ---------------------------
SHING MAO                                            CARL C. WERTZ
Director                                             Chief Financial Officer,
                                                        Treasurer, and Secretary
                                                     (Principal Financial and
                                                        Accounting Officer)




                                INDEX TO EXHIBITS
                                                                                                                   Sequential
                                                                                                                   Page Number
NUMBER     DESCRIPTION

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
10.29      Separation Agreement between the Company and Michael A. Rosenberg (20)
10.30      Stock Purchase Agreement dated as of November 28, 2000, among Diodes Incorporated, FabTech, Inc. and Lite-On Power
           Semiconductor Corporation (24)
10.31      Volume Purchase Agreement dated as of October 25, 2000, between FabTech, Inc. and Lite-On Power Semiconductor
           Corporation (24)
10.32      Credit Agreement dated as of December 1, 2000, between Diodes Incorporated and Union Bank of  California  (24)
10.33      Subordination  Agreement dated as of December 1, 2000, by Lite-On Power Semiconductor Corporation in favor of Union
           Bank of California (24)
10.34      Subordinated Promissory Note in the principal amount of $13,549,000 made by FabTech, Inc. payable to Lite-On Power
           Semiconductor Corporation (24)
10.35      Amended and Restated Subordinated Promissory Note between FabTech, Inc. and Lite-On Semiconductor Corp. (26)
10.36      Diodes Incorporated Building Lease - Third Amendment (29)
10.37      Document of Understanding between the Company and Microsemi Corporation (29)
10.38      Swap Agreement between the Company and Union Bank of California (30)
10.39      First Amendment and Waver between the Company and Union Bank of California (30)
10.40      Second Amendment and Waver between the Company and Union Bank of California (30)
10.41      Banking Agreement between Diodes-China and Everbright Bank of China (30)
10.42      Banking Agreement between Diodes-China and Agricultural Bank of China (30)
10.43      Banking Agreement between Diodes-Taiwan and Farmers Bank of China (30)
10.44      Audit Committee Charter (31)
10.45      2001 Omnibus Equity Incentive Plan (31)
10.46      Sale and Leaseback Agreement between the Company and Shanghai Ding Hong Company, Ltd. (32)
10.47      Lease Agreement between the Company and Shanghai Ding Hong Company, Ltd. (32)
10.48      Third Amendment and Waiver to Union Bank Credit Agreement (33)
10.49      Revolving Credit Extension between the Company and Union Bank (34)
10.50      Amended and Restated Credit Agreement between the Company and Union Bank (35)
10.51      $2.0 Million Non Revolving-To-Term Note between the Company and Union Bank (35)
10.52      Lease Agreement for Plant #2 between the Company and Shanghai Ding Hong Electronic Equipment Limited (37)
10.53      $5 Million Term Note with Union Bank (37)
10.54      First Amendment To Amended And Restated Credit Agreement (37)
10.55      Covenant Agreement between Union Bank and FabTech, Inc. (37)
10.56      Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd.
           (37)
10.57      Lease Agreement between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd. (37)
10.58      Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd. (37)
14         Code of Ethics for Chief Executive Officer and Senior Financial Officers (36)
21         Subsidiaries of the Registrant (38)
23.1       Consent of Independent Registered Public Accounting Firm
31.1       Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1943, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2       Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1943, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1       Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2       Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1)    Previously  filed as Exhibit 3 to Form 10-K filed with the Commission for fiscal  year  ended  April  30,  1981,  which is hereby  incorporated  by reference.
(2)    Previously  filed as Exhibit 3 to Form 10-K filed with the Commission for fiscal  year  ended  April  30,  1988,  which is hereby  incorporated  by reference.
(3)    Previously  filed  with the  Company's  Form  8-K,  filed  with the  Commission  on July 1,  1994,  which is  hereby incorporated by reference.
(4)    Previously  filed  as  Exhibit  10.4  to Form  10-KSB/A  filed  with  the
       Commission  for fiscal  year ended  December  31,  1993,  which is hereby incorporated by reference.
(5)    Previously  filed with Company's Form 10-K,  filed with the Commission on
       March 31, 1995, which is hereby incorporated by reference.
(6)    Previously filed as Exhibit 10.6 to Form 10-KSB filed with the Commission on August 2, 1994, for the fiscal year ended December 31, 1993,  which is hereby incorporated by reference.
(7)    Previously  filed with Company's Form S-8,  filed with the Commission on May 9, 1994,  which is hereby  incorporated by reference.
(8)    Previously  filed with Company's Form 10-Q,  filed with the Commission on
       November 14, 1995, which is hereby incorporated by reference.
(9)    Previously  filed as Exhibit 10.2 to Form 10-Q/A,  filed with the  Commission  on October 27, 1995,  which is hereby incorporated by reference.
(10)   Previously  filed as Exhibit 10.3 to Form 10-Q/A,  filed with the  Commission  on October 27, 1995,  which is hereby incorporated by reference.
(11)   Previously  filed as  Exhibit  10.4 to Form  10-Q,  filed  with the  Commission  on July 27,  1995,  which is hereby incorporated by reference.
(12)   Previously  filed with Company's Form 10-K,  filed with the Commission on
       April 1, 1996, which is hereby incorporated by reference.
(13)   Previously filed with Company's Form 10-Q,  filed with the Commission on May 15, 1996, which is hereby  incorporated by reference.
(14)   Previously  filed with Company's Form 10-K,  filed with the Commission on
       March 26, 1997, which is hereby incorporated by reference.
(15)   Previously filed with Company's Form 10-Q,  filed with the Commission on May 11, 1998, which is hereby  incorporated by reference.
(16)   Previously  filed with Company's Form 10-Q,  filed with the Commission on
       August 11, 1998, which is hereby incorporated by reference.
(17)   Previously  filed with Company's Form 10-Q,  filed with the Commission on November 11, 1998,  which is hereby incorporated by reference.
(18)   Previously  filed with  Company's  Form 10-K,  filed with the Commission on March 26, 1999,  which is hereby  incorporated by reference.
(19)   Previously  filed with Company's  Form 10-Q,  filed with the Commission on August 10, 1999,  which is hereby  incorporated by reference.
(20)   Previously  filed with  Company's  Form 10-K,  filed with the Commission on March 28, 2000,  which is hereby  incorporated by reference.
(21)   Previously  filed with  Company's  Form 10-Q,  filed with the  Commission  on May 10, 2000,  which is hereby  incorporated by reference.
(22)   Previously  filed with  Company's  Form 10-Q,  filed with the Commission on August 4, 2000,  which is hereby  incorporated by reference.
(23)   Previously  filed with Company's Form 10-Q,  filed with the Commission on November 13, 2000, which is hereby  incorporated by reference.
(24)   Previously  filed with Company's Form 8-K, filed with the  Commission on December 14, 2000,  which is hereby  incorporated by reference.
(25)   Previously  filed with  Company's  Definitive  Proxy  Statement,  filed with the  Commission  on May 1, 2000, which is hereby incorporated by reference.
(26)   Previously  filed with  Company's  Form 10-Q,  filed with the Commission on August 7, 2001,  which is hereby  incorporated by reference.
(27)   Previously  filed with  Company's  Form 10-K,  filed with the Commission on March 28, 2001,  which is hereby  incorporated by reference.
(28)   Previously  filed with  Company's  Form 10-Q,  filed with the  Commission  on May 11, 2001,  which is hereby  incorporated by reference.
(29)   Previously  filed with Company's Form 10-Q,  filed with the Commission on November 2, 2001,  which is hereby  incorporated by reference.
(30)   Previously  filed with  Company's  Form 10-K,  filed with the Commission on March 31, 2002,  which is hereby  incorporated by reference.
(31)   Previously  filed with Company's  Definitive  Proxy  Statement,  filed with the Commission on April 27, 2001, which is hereby incorporated by reference.
(32)   Previously  filed with  Company's  Form 10-Q,  filed with the  Commission  on May 15, 2002,  which is hereby  incorporated by reference.
(33)   Previously  filed with Company's  Form 10-Q,  filed with the Commission on August 14, 2002,  which is hereby  incorporated by reference.
(34)   Previously  filed with Company's Form 10-Q,  filed with the Commission on November 14, 2002,  which is hereby incorporated by reference.
(35)   Previously  filed with  Company's  Form 10-K,  filed with the Commission on March 31, 2003,  which is hereby  incorporated by reference.
(36)   Provided in the Corporate  Governance  portion of the Investor  Relations section on the  Company's  website at  http://www.diodes.com,  as well as incorporated by reference to the Company's definitive proxy statement (to be filed  pursuant to Regulation  14A within 120 days after the Company's fiscal  year end of  December  31,  2004)  for its  annual  stockholders'
       meeting for 2005.
(37)   Previously  filed with  Company's  Form 10-Q,  filed with the Commission on August 9, 2004,  which is hereby  incorporated by reference.
(38)   Previously  filed with  Company's  Form 10-K,  filed with the Commission on March 16, 2005,  which is hereby  incorporated by reference.

  * Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.