Form 10-Q
period 2005-03-31
DIODES INC /DEL/
filed 2005-05-09
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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
Yes ☒ No ☐

The number of shares of the registrant’s Common Stock, $0.66 2/3-par value, outstanding as of May 2, 2005 was 15,949,020, including 1,613,508 shares of treasury stock.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

	December 31,	March 31,
	2004	2005
		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$18,970,000	$27,922,000
Accounts receivable
Customers	38,682,000	40,310,000
Related parties	5,526,000	4,522,000
	44,208,000	44,832,000
Less: Allowance for doubtful receivables	432,000	451,000
	43,776,000	44,381,000

Inventories	22,238,000	21,227,000
Deferred income taxes, current	2,453,000	2,419,000
Prepaid expenses and other current assets	4,243,000	3,802,000
Prepaid income taxes	406,000	376,000

Total current assets	92,086,000	100,127,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
of accumulated depreciation and amortization	60,857,000	59,443,000

DEFERRED INCOME TAXES, non-current	7,970,000	7,689,000

OTHER ASSETS
Goodwill	5,090,000	5,090,000
Other	1,798,000	336,000

TOTAL ASSETS	$167,801,000	$172,685,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	March 31,
	2004	2005
		(Unaudited)
CURRENT LIABILITIES
Line of credit	$6,167,000	$4,135,000
Accounts payable
Trade	17,274,000	15,940,000
Related parties	3,936,000	5,834,000
Accrued liabilities	11,459,000	8,942,000
Current portion of long-term debt
Related party	2,500,000	2,500,000
Other	1,014,000	4,391,000
Current portion of capital lease obligations	165,000	135,000
Total current liabilities	42,515,000	41,877,000

LONG-TERM DEBT, net of current portion
Related party	1,250,000	625,000
Other	6,583,000	4,127,000

CAPITAL LEASE OBLIGATIONS, net of current portion	2,172,000	1,707,000

MINORITY INTEREST IN JOINT VENTURE	3,133,000	3,372,000

STOCKHOLDERS’ EQUITY
Class A convertible preferred stock - par value $1.00 per share;
1,000,000 shares authorized;
no shares issued and outstanding	--	--
Common stock - par value $0.66 2/3 per share;
30,000,000 shares authorized; 15,763,266 and 15,892,591
shares issued at December 31, 2004
and March 31, 2005, respectively	7,260,000	7,345,000
Additional paid-in capital	24,765,000	26,247,000
Retained earnings	81,330,000	88,570,000
	113,355,000	122,162,000
Less:
Treasury stock - 1,613,508 shares of common stock, at cost	1,782,000	1,782,000
Accumulated other comprehensive gain	(575,000)	(597,000)
	1,207,000	1,185,000

Total stockholders’ equity	112,148,000	120,977,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,801,000	$172,685,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2004	2005

Net sales	$41,435,000	$48,600,000
Cost of goods sold	28,685,000	32,004,000

Gross profit	12,750,000	16,596,000

Selling, general and administrative expenses	5,476,000	6,692,000
Research and development expenses	763,000	900,000
Loss (gain) on sale of fixed assets	23,000	(105,000)
Total operating expenses	6,262,000	7,487,000

Income from operations	6,488,000	9,109,000

Other income (expense)
Interest expense, net	(182,000)	(154,000)
Other	(147,000)	(34,000)
	(329,000)	(188,000)

Income before income taxes and minority interest	6,159,000	8,921,000
Income tax provision	(1,160,000)	(1,442,000)

Income before minority interest	4,999,000	7,479,000

Minority interest in joint venture earnings	(143,000)	(239,000)

Net income	$4,856,000	$7,240,000

Earnings per share
Basic	$0.37	$0.51
Diluted	$0.32	$0.46

Weighted average shares outstanding
Basic	13,096,836	14,217,910
Diluted	15,286,416	15,683,348

The accompanying notes are an integral part of these financial statements.

 DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,856,000	$7,240,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,170,000	3,910,000
Minority interest earnings	143,000	239,000
Loss (gain) on sale of property, plant and equipment	23,000	(105,000)
Changes in operating assets:
Accounts receivable	(645,000)	(800,000)
Inventories	(1,828,000)	1,011,000
Prepaid expenses and others	11,000	1,932,000
Deferred income taxes	96,000	315,000
Changes in operating liabilities:
Accounts payable	211,000	564,000
Accrued liabilities	(1,652,000)	(2,162,000)
Income taxes payable	--	222,000

Net cash provided by operating activities	4,385,000	12,366,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,320,000)	(2,786,000)

Net cash used by investing activities	(3,320,000)	(2,786,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on (repayments of) line of credit, net	(3,332,000)	(2,032,000)
Net proceeds from the issuance of common stock	745,000	763,000
Proceeds from long-term debt	--	1,170,000
Repayments of long-term debt	(1,458,000)	(875,000)
Repayments of capital lease obligations	(54,000)	(51,000)
Management incentive reimbursement from LSC	375,000	375,000

Net cash used by financing activities	(3,724,000)	(650,000)

EFFECT OF EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	286,000	22,000

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(2,373,000)	8,952,000

CASH AT BEGINNING OF PERIOD	12,847,000	18,970,000

CASH AT END OF PERIOD	$10,474,000	$27,922,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2004	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$185,000	$152,000
Income taxes	$1,189,000	$1,070,000
Non-cash activities:
Tax benefit of stock options exercised credited to additional paid-in capital	$1,113,000	$624,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated financial data at December 31, 2004 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The consolidated financial statements include the accounts of Diodes-North America and its wholly-owned foreign subsidiaries, Diodes Taiwan Corporation, Ltd. (“Diodes-Taiwan”), Diodes Hong Kong Ltd. (“Diodes-Hong Kong”), the accounts of Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China”) and Diodes Shanghai Co., Ltd. (“Diodes-Shanghai”) in which the Company has a 95% interest, and the accounts of its wholly-owned United States subsidiary, FabTech Incorporated (“FabTech” or “Diodes-FabTech”). All significant intercompany balances and transactions have been eliminated.

NOTE B - Functional Currencies, Comprehensive Gain/Loss and Foreign Currency Translation

The Company uses the U.S. dollar as the functional currency for Diodes-China, Diodes-Shanghai and Diodes-Hong Kong, and uses the NT (“New Taiwanese”) dollar as the functional currency for Diodes-Taiwan. The translation of the balance sheet and statement of income of Diodes-Taiwan from the local currency into the reporting currency (U.S. dollar) resulted in a $123,000 translation gain, the effect of which is reflected in the accompanying statement of comprehensive income and on the balance sheet as a separate component of stockholders’ equity as of March 31, 2005.

The effect of a $101,000 currency exchange loss and the $123,000 translation gain resulted in a change in accumulated other comprehensive gain of $22,000 for the three months ended March 31, 2005, and is reflected on the balance sheet as a separate component of shareholders’ equity. There were no other components of other comprehensive loss (income) for the three months ended March 31, 2005.

NOTE C - Inventories

Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

	December 31,	March 31,
	2004	2005
Finished goods	$13,118,000	$13,471,000
Work-in-progress	2,025,000	1,774,000
Raw materials	9,240,000	8,137,000
	24,383,000	23,382,000
Less: Reserves	(2,145,000)	(2,155,000)
Net inventory	$22,238,000	$21,227,000

NOTE D - Income Taxes

In accordance with the current taxation policies of the People’s Republic of China (“PRC”), Diodes-China received preferential tax treatment for the years ended December 31, 1996 through 2004. Earnings were subject to 0% tax rates from 1996 through 2000, and 12% from 2001 through 2004. Due to a $15.0 million permanent re-investment of Diodes-China earnings in 2004, earnings from 2005 through 2007 will continue to be taxed at 12% (one half the normal central government tax rate). Also due to the permanent re-investment, the Company recorded a $1.2 million tax refund (net of U.S. taxes) in the fourth quarter of 2004. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax from 2001 through the first quarter of 2005, and is expected to waive this tax for all of 2005, but can re-impose the tax at its discretion. For 2004, Diodes-Shanghai’s effective tax rate was 15%. As an incentive for the establishment of Diodes-Shanghai, beginning in 2005, earnings are exempted from income tax for two years. Then, beginning in 2007, earnings will be subject to 50% of the standard tax rate of 15% for the following three years.

Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations. Earnings of Diodes-Hong Kong are currently subject to a 17.5% tax for local sales and/or local source sales; all other sales are foreign income tax-free.

In accordance with United States tax law, the Company receives credit against its U.S. Federal tax liability for corporate taxes paid in Taiwan and China. The repatriation of funds from Taiwan and China to the Company may be subject to Federal and state income taxes.

As of March 31, 2005, accumulated and undistributed earnings of Diodes-China and Diodes-Shanghai are approximately $49.0 million, including $25.0 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. Federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the China earnings in preparation of a dividend distribution. In the year ended December 31, 2004, the Company received a dividend of approximately $5.7 million from its Diodes-China subsidiary, for which the tax effect was included in U.S. Federal and state taxable income.

The Company is evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China, Diodes-Shanghai, and Diodes-Hong Kong to the extent such earnings may be appropriated for distribution to Diodes, Inc. in North America, and as further investment strategies with respect to foreign earnings are determined. Should the Company’s North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company’s foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

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

In December 2004, the Company made a minimum estimate for repatriating cash from its subsidiaries in China and Hong Kong of $8.0 million under the AJCA, and recorded an income tax expense of approximately $1.3 million. Under the guidelines of the AJCA, the Company will develop a required domestic reinvestment plan, covering items such as U.S. bank debt repayment, U.S. capital expenditures and U.S. research and development activities, among others, to cover the $8.0 million minimum dividend repatriation. In addition, the Company will complete a quantitative analysis of the benefits of the AJCA, the foreign tax credit implications, and state and local tax consequences of a dividend to maximize the tax benefits of a 2005 dividend.

NOTE E - Share-based Compensation

The Company maintains share-based compensation plans for its Board of Directors, officers, and key employees, which provide for non-qualified and incentive stock options, which is described more fully in Note 9 of the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for this plan under the recognition and measurement principles of Accounting Principals Board (“APB”) Opinion No. 25 (“Accounting for Stock Issued to Employees”), and related interpretations. No compensation cost was reflected in net income for stock options, as all options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. During the first three months of 2005, the Company granted no stock options.

As required by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” the following table illustrates the effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation for each period presented:

	For the three months ended March 31 (in 000’s except per share data),
		Amounts Per Share			Amounts Per Share
	2004	Basic	Diluted	2005	Basic	Diluted
Net income	$4,856	$0.37	$0.32	$7,240	$0.51	$0.46
Additional compensation for fair value of stock options, net of tax effect	(314)	(0.02)	(0.02)	(516)	(0.04)	(0.03)
Pro forma net income	$4,542	$0.35	$0.30	$6,724	$0.47	$0.43

The pro forma information recognizes as compensation the value of stock options granted using the Black-Scholes option valuation model which takes into account as of the grant date, the exercise price and expected life of the option, the current price of underlying stock and its expected volatility, expected dividends on the stock, expected forfeitures and the risk-free interest rate for the term of the option.

The Company’s valuations are based upon a single option valuation approach using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable and negotiable in a free trading market. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected life of the option. Because the Company’s stock options have characteristics significantly different from those of freely traded options, and changes in the subjective input assumptions can materially affect the Company’s fair value estimate of those stock options, in the Company’s opinion, existing valuations models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s stock options. Because Company stock options do not trade on a secondary exchange, recipients can receive no value nor derive any benefit from holding stock options under these plans without an increase, above the grant price, in the market price of the Company’s common stock. Such an increase in stock price would benefit all stockholders commensurately.

NOTE F - Geographic Segments

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Vice President of Sales and Marketing, and Senior Vice President of Operations. The Company operates in a single segment, discrete semiconductor devices, through its manufacturing and distribution facilities.

Revenues were derived from (shipped to) the following countries (All Others represents countries with less than 10% of total revenues each):

Three months ended March 31, 2004	Revenue	% of Total Revenue
United States	$11,737,000	28.3
Taiwan	$11,030,000	26.6
China	$8,324,000	20.1
Korea	$4,195,000	10.1
All Others	$6,149,000	14.9
Total	$41,435,000	100.0

Three months ended March 31, 2005	Revenue	% of Total Revenue
United States	$12,072,000	24.8
Taiwan	$16,563,000	34.1
China	$12,683,000	26.1
All Others	$7,282,000	15.0
Total	$48,600,000	100.0

The Company’s operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Diodes-China and Diodes-Shanghai, both located in Shanghai, China; and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which accounted for approximately 2.5% of total sales for the three months ended March 31, 2005, are consolidated into the domestic (North America) operations.

The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

Three Months Ended	Far East	North America	Consolidated Segments
March 31, 2004
Total sales	$40,901,000	$21,377,000	$62,278,000
Inter-company sales	(16,962,000)	(3,881,000)	(20,843,000)
Net sales	$23,939,000	$17,496,000	$41,435,000

Property, plant and equipment	$36,173,000	$11,538,000	$47,711,000
Assets	$80,988,000	$43,929,000	$124,917,000

Three Months Ended	Far East	North America	Consolidated Segments
March 31, 2005
Total sales	$52,715,000	$21,370,000	$74,085,000
Inter-company sales	(21,834,000)	(3,651,000)	(25,485,000)
Net sales	$30,881,000	$17,719,000	$48,600,000

Property, plant and equipment	$47,315,000	$12,128,000	$59,443,000
Assets	$124,722,000	$47,963,000	$172,685,000

NOTE G - Reclassifications

Certain 2004 amounts presented in the accompanying financial statements have been reclassified to conform to 2005 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

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

Overview

Diodes Incorporated (the "Company"), a Delaware corporation, designs, manufactures, sells and distributes discrete semiconductors worldwide, primarily to manufacturers in the communications, computing, industrial, consumer electronics and automotive markets, and to distributors of electronic components to end-customers in these markets. The Company’s broad product line includes high-density diode and transistor arrays in ultra-miniature surface-mount packages, as well as silicon wafers used in manufacturing these products. Technologies include high-density diode and transistor arrays in multi-pin surface-mount packages; Power DI™5, Power DI™123, Powermite®3, high-performance surface-mount packages; performance Schottkys, switching and rectifier diodes; single and dual pre-biased transistors; performance tight tolerance and low current zener diodes; subminiature surface-mount packages; transient voltage suppressors (TVS and TSPD); small signal transistors and MOSFETs; and standard, fast, ultra-fast, and super-fast rectifiers.

Our products are designed into a broad range of end products such as notebook computers, flat-panel displays, set-top boxes, game consoles, digital cameras, cellular handsets and chargers, PDAs, power supplies, security systems, network routers and switches, DC to DC conversion, as well as into automotive electronic applications such as GPS navigation, satellite radios, and digital audio/video players.

The Company rapidly responds to the demands of the global marketplace by continuing to increase its investment in research and development, and by focusing on expanding its product portfolio and closely controlling product quality and time-to-market. Shifting development priorities toward specialized configurations, such as the Company’s high-density array devices, the Company is introducing a range of new products that improve the trade-off between size, performance and power consumption for surface-mount packages. During the first quarter of 2005, new products (products that are less than three years old) represented 15.7% of total sales, compared to 12.7% in the same period last year. These new products, in general, have higher margins than our standard product lines, and thus, the increase of these new product sales help contribute to our increased gross margins.

The majority (70% in the first quarter of 2005 and 66% in year 2004) of our sales are to original equipment manufacturers (“OEMs”) or contract electronic manufacturers (“CEMs”) who manufacture for customers such as Intel Corporation, Cisco Systems Incorporated, Sony Corporation, Nortel Networks Corporation, Delphi Automotive, Bose Corporation, Scientific Atlanta Incorporated, Apple Computer, Samsung Electronics, Asustek Computer, Inc., Quanta and LG Electronics, Inc. Our distribution network (30% of sales in the first quarter of 2005 and 34% of year 2004 sales) includes major distributors such as Arrow Electronics, Inc., Avnet, Inc., Digi-Key Corporation, Future Electronics Ltd., Jaco Electronics, Inc., Reptron Electronics, Inc., and All American Semiconductor, Inc.

Because of the trend in the electronics industry towards moving manufacturing to lower operating cost countries in Asia, the Company has focused primarily on customers in China, Taiwan, Korea and Hong Kong (Asian customers). We sell to customers in Asia (64% of sales for the first quarter of 2005 and 59% of year 2004 sales) primarily through our wholly-owned subsidiaries, Diodes-Taiwan and Diodes-Hong Kong. The discrete semiconductor market in Asia is the largest and fastest growing market in which the Company participates. An increase in sales to this region is expected as we have significantly increased our sales presence there and believe there is greater potential to increase market share in that region due to the expanding base of electronics product manufacturers.

Our corporate headquarters located just outside Los Angeles, in Westlake Village, California, which provides sales, marketing, engineering, logistics and warehousing functions, sells primarily to North American manufacturers and distributors (33% of sales for the first quarter of 2005 and 38% of year 2004 sales). Due to the manufacturing shift, the North American discrete semiconductor market is now the smallest market, and its growth rate is far less than all other markets, in which the Company participates. However, the majority of our applications engineers are located in the U.S. in order to work with the customers’ design engineers who are also primarily located in the U.S. Whether the end-application is ultimately manufactured in the U.S. or in Asia, our world-wide sales organization is well positioned to provide sales and support to the customer.

In order to take advantage of the relatively robust European market, offices in Toulouse, France and Hattenheim, Germany support our European sales expansion (2.5% for both first quarter 2005 and year 2004 sales).

Asian sales are also generated by Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China” or “KaiHong”) and Diodes Shanghai Co., Ltd. (“Diodes-Shanghai”), 95% owned manufacturing facilities in Shanghai, China, with offices in Shanghai and Shenzhen, China, as well as from FabTech Incorporated (“Diodes-FabTech” or “FabTech”), a wholly owned silicon wafer manufacturer acquired in December 2000 located near Kansas City, Missouri.

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

Company-wide capital expenditures were $2.8 million in the first quarter of 2005. For 2005, we expect capital expenditures to be between $12 and 16 million in order to continue to accommodate increased production of higher value products and anticipated customer needs. We continue to watch the market situation closely in relation to the investment at our manufacturing facilities.

Related Parties

We conduct business with two related party companies, Lite-On Semiconductor Corporation (“LSC”) (and its subsidiaries) and Keylink International (formerly Xing International) (and its subsidiaries). LSC, a 32% shareholder, is our largest shareholder, and Keylink International is owned by our 5% joint venture partner in Diodes-China and Diodes-Shanghai. C.H. Chen, our President and Chief Executive Officer, and a member of our Board of Directors, is also Vice-Chairman of LSC. M.K. Lu, a member of our Board of Directors, is President of LSC, while Raymond Soong, our Chairman of the Board, is the Chairman of The Lite-On Group, a significant shareholder of LSC.

In addition to being our largest external supplier of products (15.6% and 18.1% of our sales were from products supplied by LSC in the first quarters of 2005 and 2004, respectively), in the first quarter of 2005, we sold silicon wafers to LSC totaling 10.7% (11.6% for year 2004) of our total sales, making LSC our largest customer. The Company has a long-standing sales agreement under which the Company is the exclusive North American distributor for certain of LSC product lines. The Company also leases warehouse space from LSC for its operations in Hong Kong. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. As required by Nasdaq, the Audit Committee of the Board of Directors has approved the contracts associated with the related party transactions.

In December 2000, the Company acquired a wafer foundry, FabTech, Inc., from LSC. As part of the purchase price, at March 31, 2005, LSC holds a subordinated, interest-bearing note for $3.1 million. In May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and therefore, monthly payments of approximately $208,000 plus interest began in July 2002, with the final payment due June 2006. In connection with the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, in accordance with the terms of the stock purchase agreement, the Company had entered into several management incentive agreements with members of FabTech’s management, providing for guaranteed annual payments and contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech was reimbursed to the Company by LSC. The management incentive agreements ended in 2004.

Approximately 2.9% of our sales were from products manufactured by companies owned by Keylink International in the first quarter of 2005. The Company also sold silicon wafers to companies owned by Keylink International totaling 0.8% (0.9% in year 2004) of the Company’s total sales. In addition, Diodes-China and Diodes-Shanghai each leases its manufacturing facilities from, subcontracts a portion of its manufacturing process (metal plating and environmental services) to, and pays a consulting fee to, Xing International. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. As required by Nasdaq, the Audit Committee of the Board of Directors has approved the contracts associated with the related party transactions.

Available Information

Our Internet address is http://www.diodes.com. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). The public may read any of the items we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-8—SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC at http://www.sec.gov. To support our global customer-base, particularly in Asia and Europe, our website is language-selectable into English, Chinese, Japanese, Korean and German, giving us an effective marketing tool for worldwide markets. With its extensive online Product (Parametric) Catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website provides easy access to worldwide sales contacts and customer support, and incorporates a distributor-inventory check to provide component inventory availability and a small order desk for overnight sample fulfillment. Our website also provides access to investor financial information, including SEC filings and press releases, as well as stock quotes and information on corporate governance compliance.

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

Impairment of Long-lived Assets

As of March 31, 2005, goodwill was $5.1 million ($4.2 million related to the FabTech acquisition, and $0.9 million related to Diodes-China). Beginning in fiscal 2002 with the adoption of SFAS No. 142 (“Goodwill and Other Intangible Assets”), goodwill is no longer amortized, but instead tested for impairment at least annually. As a result of the Company’s adoption of SFAS No. 142, an independent appraiser hired by the Company performed the required impairment tests of goodwill annually and has determined that the goodwill is fully recoverable.

We assess the impairment of long-lived assets, including goodwill, on an on-going basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our impairment review process is based upon (i) an income approach from a discounted cash flow analysis, which uses our estimates of revenues, costs and expenses, as well as market growth rates, and (ii) a market multiples approach which measures the value of an asset through an analysis of recent sales or offerings or comparable public entities. If ever the carrying value of the goodwill is determined to be less than the fair value of the underlying asset, a write-down of the asset will be required, with the resulting expense charged in the period that the impairment was determined.

Results of Operations for the Three Months Ended March 31, 2004 and 2005

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Three months ended March 31,		Percentage Dollar Increase (Decrease)
	2004	2005	‘04 to ‘05

Net sales	100.0%	100.0%	17.3%

Cost of goods sold	(69.2)	(65.9)	11.6

Gross profit	30.8	34.1	30.2

Operating expenses	(15.1)	(15.4)	19.6

Operating income	15.7	18.7	40.4

Interest expense, net	(0.4)	(0.3)	(15.4)

Other income (expense)	(0.4)	(0.0)	(76.9)

Income before taxes and minority interest	14.9	18.4	44.8

Income tax benefit (provision)	(2.8)	(3.0)	24.3

Income before minority interest	12.1	15.4	49.6
Minority interest	(0.4)	(0.5)	67.1

Net income	11.7	14.9	49.1

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2004	2005
Net Sales	$41,435,000	$48,600,000

Net sales increased approximately $7.2 million, or 17.3%, for the three months ended March 31, 2005, compared to the same period last year, due primarily to an approximately 22.7% increase in units sold as a result of increased demand, primarily in the Far East. The Company’s average selling prices (“ASP”) for discrete devices increased approximately 1.8% from the first quarter of 2004, but decreased 3.8% from the fourth quarter of 2004. ASPs for wafer products decreased approximately 12.3% from the same period last year, and also decreased 6.6% from the fourth quarter of 2004.

	2004	2005
Cost of Goods Sold	$28,685,000	$32,004,000
Gross Profit	$12,750,000	$16,596,000
Gross Profit Margin Percentage	30.8%	34.1%

Cost of goods sold increased approximately $3.3 million, or 11.6%, for the three months ended March 31, 2005 compared to the same period in 2004. As a percent of sales, cost of goods sold decreased from 69.2% for the three months ended March 31, 2004 to 65.9% for the three months ended March 31, 2005. The Company’s average unit cost (“AUP”) for discrete devices decreased approximately 2.3% from the first quarter of 2004, and decreased 3.7% from the fourth quarter of 2004. AUPs for wafer products decreased approximately 7.9% from the same period last year, as well as from the fourth quarter of 2004. These decreases were due primarily to improved manufacturing efficiencies.

Gross profit increased in the quarter by approximately $3.8 million, or 30.2%, compared to the three months ended March 31, 2004. Of the $3.8 million increase, approximately $2.2 million was due to the 17.3% increase in sales, while $1.6 million was due to the increase in gross margin percentage from 30.8% to 34.1%. The higher gross margin percentage was due primarily to increased capacity utilization, manufacturing efficiencies, and a product mix incorporating more of our proprietary devices that carry higher margins. During the quarter, Diodes-China and Diodes-Shanghai capacity was in the low 90% range, and produced 46% more units compared to the year ago quarter. Diodes-FabTech capacity was in the low-to-mid 80% range, producing 5% more units compared to the same quarter last year. Production line re-engineering at Diodes-FabTech targeted at yield improvement and efficiency gains resulted in additional capacity of approximately 13% compared to the same period last year.

	2004	2005
Total Operating Expenses	$6,262,000	$7,487,000

Operating expenses, which include selling, general, administrative expenses (“SG&A”), research and development expenses (“R&D”), and loss (gain) on sale of fixed assets, for the three months ended March 31, 2005 increased approximately $1.2 million, or 19.6%, compared to the same period last year, due primarily to (i) higher sales commissions, incentives, marketing and royalty expenses associated with increased sales, (ii) audit and legal expenses associated with Sarbanes-Oxley Act compliance, (iii) expenses associated with the Company’s computer system upgrade, (iv) a $137,000, or 18.0%, increase in R&D, primarily at Diodes-China and Diodes-FabTech, and (v) a $55,000 donation in support of Tsunami relief. The Company recorded a $105,000 gain on the termination of two capital leases in China.

The Company’s goal is to increase its R&D expenditures, both in absolute dollars and as a percentage of sales, as part of its strategy to develop more proprietary products aimed at improving gross margins. SG&A, as a percentage of sales, was 13.8% in the current quarter compared to 13.2% in the prior-year quarter, while R&D increased from 1.8% to 1.9% of sales. Total operating expenses, as a percentage of sales, increased to 15.4% from 15.1% in the comparable period last year.

	2004	2005
Net Interest Income (Expense)	$(182,000)	$(154,000)

Net interest expense for the three months ended March 31, 2005 decreased approximately $28,000, or 15.4%, versus the first quarter last year, due primarily to a reduction in the Company’s total debt. The Company’s interest expense is primarily the result of the Company’s borrowings to finance the FabTech acquisition, as well as the investment and expansion in the Diodes-China and Diodes-Shanghai manufacturing facilities.

	2004	2005
Other Expense	$147,000	$34,000

Other expense for the three months ended March 31, 2005 decreased $113,000, compared to the first quarter of 2004, due primarily to lower currency exchange losses of approximately $77,000, primarily in Taiwan. Other expense also decreased due to the expiration of management incentive agreements associated with the FabTech acquisition.

	2004	2005
Income Tax Provision	$1,160,000	$1,442,000

The effective income tax rate for the first quarter of 2005 was 16.2% compared to 18.8% in the comparable period of 2004. The difference in effective tax rates was due primarily to an increase in profits earned in lower tax rate jurisdictions.

	2004	2005
Minority Interest in Joint Venture	$143,000	$239,000

Minority interest in joint venture represents the minority investor’s share of the Diodes-China and Diodes-Shanghai joint venture’s income for the period. The increase in the joint venture earnings for the three months ended March 31, 2005 is primarily the result of increased capacity utilization and manufacturing efficiencies. The joint venture investment is eliminated in consolidation of the Company’s financial statements, and the activities of Diodes-China and Diodes-Shanghai are included therein. As of March 31, 2005, the Company had a 95% controlling interest in the joint ventures.

Financial Condition

Liquidity and Capital Resources

The Company’s liquidity requirements arise from the funding of its working capital needs, primarily inventory, work-in-process and accounts receivable, as well as capital expenditures. The Company’s primary sources for working capital and capital expenditures are cash flow from operations and borrowings under the Company’s bank credit facilities. Any withdrawal of support from its banks could have adverse consequences on the Company’s liquidity. The Company’s liquidity depends, in part, on customers paying within credit terms, and any extended delays in payments or changes in credit terms given to major customers may have an impact on the Company’s cash flow. In addition, any abnormal product returns or pricing adjustments may also affect the Company’s source of liquidity.

At March 31, 2005 the Company had cash and cash equivalents totaling $27.9 million, an increase of $9.0 million from December 31, 2004. Cash provided by operating activities for the three months ended March 31, 2005 was $12.4 million compared to $4.4 million for the same period in 2005. The primary sources of cash flows from operating activities for the first three months of 2005 were $7.2 million in net income and $3.9 million in depreciation and amortization. In 2004, the primary sources were $4.9 million in net income and $3.2 million in depreciation and amortization.

The primary use of cash flows from operating activities for the first three months of 2005 was an increase in accrued liabilities of $2.2 million, while the primary use of cash flows from operating activities in the same period in 2004 was a $1.8 million increase in inventories. Inventories decreased to $21.2 million at March 31, 2005 from $22.2 million at December 31, 2004, primarily due to a decrease in wafer and raw material inventory at Diodes-Febtech, and inventory turns were 6.1 turns at March 31, 2005 compared to 5.8 turns at December 31, 2004.

For the three months ended March 31, 2005, gross accounts receivable increased 1.4% compared to the 1.5% increase in sales. At March 31, 2005, day’s sales outstanding were 82 days, equal to that at December 31, 2004. The Company continues to closely monitor its credit terms, while at times providing extended terms, required primarily by Far East and European customers and major U.S. distributors.

The ratio of the Company’s current assets to current liabilities improved to 2.39 at March 31, 2005, compared to 2.17 at December 31, 2004.

Cash used by investing activities for the three months ended March 31, 2005 was $2.8 million, compared to $3.3 million during the same period in 2004. The primary investment in both years was for additional manufacturing equipment at the Diodes-China manufacturing facility, and to a lesser extent, for capacity increases at Diodes-FabTech.

On December 1, 2000, the Company purchased all the outstanding capital stock of FabTech Incorporated, a 5-inch wafer foundry located in Lee’s Summit, Missouri, from Lite-On Semiconductor Corporation (“LSC”), the Company’s largest stockholder. The acquisition purchase price consisted of approximately $5 million in cash plus FabTech’s obligation to repay an aggregate of approximately $19 million of debt, consisting of (i) approximately $13.6 million note payable to LSC, (ii) approximately $2.6 million note payable to the Company, and (iii) approximately $3.0 million note payable to a financial institution (which was repaid on December 4, 2000 with the proceeds of a capital contribution by the Company). The acquisition was financed internally and through bank credit facilities. In May 2002, the Company renegotiated the terms of the then $10 million note with LSC to extend the payment period from two years to four years, and accordingly, monthly payments of approximately $208,000 plus interest began in July 2002, with the final payment due June 2006.

Cash used by financing activities was $650,000 for the three months ended March 31, 2005, as the Company continued to pay down on its total credit facilities, compared to cash used by financing activities of $3.7 million in the same period of 2004.

In the first quarter of 2005, the Company received an equipment advance of $1.7 million from a customer to secure dedicated capacity on production. The unsecured and interest-free note is to be repaid by the Company in quarterly price concessions, with any remaining balance due July 2008. The outstanding balance is reported in current and non-current long-term debt.

In February 2003, the Company and its U.S. bank renewed its $7.5 million revolving credit line, extending it until June 2005. In July 2004, Diodes-FabTech obtained an additional $5.0 million credit facility to be used for capital expenditure requirements at its wafer fabrication facility. This $5.0 million facility brings the Company’s total credit facility to $46.5 million, with the total available and unused credit at March 31, 2005 of $33.2 million.

At March 31, 2005, the Company’s total bank credit facilities of $46.5 million encompasses one major U.S. bank, three banks in Mainland China and five in Taiwan. As of March 31, 2005, the total credit lines were $12.5 million, $25.0 million, and $9.0 million, for the U.S. facility secured by substantially all assets, the unsecured Chinese facilities, and the unsecured Taiwanese facilities, respectively. As of March 31, 2005, the available credit was $6.4 million, $17.8 million, and $9.0 million, for the U.S. facility, the Chinese facilities, and the Taiwanese facilities, respectively.

The credit agreements have certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreements, and prohibit the payment of dividends. The Company was in compliance with its covenants as of March 31, 2005.

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

Total working capital increased approximately 17.5% to $58.3 million as of March 31, 2005, from $49.6 million as of December 31, 2004. The Company believes that such working capital position will be sufficient for foreseeable operations and growth opportunities. The Company’s total debt to equity ratio decreased to 0.43 at March 31, 2005, from 0.50 at December 31, 2004.

The Company has no material plans or commitments for capital expenditures other than in connection with equipment requirements for manufacturing expansion at Diodes-China, Diodes-Shanghai and Diodes-FabTech. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share. As of March 31, 2005, based upon plans for new product introductions, product mixes, capacity restraints on certain product lines and equipment upgrades, the Company expects that year 2005 capital expenditures will be in the $12 to $16 million range as the Company approaches higher capacity utilizations and brings new products into production.

Inflation did not have a material effect on net sales or net income in the first three months of 2005. A significant increase in inflation could affect future performance.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary business objective is the maximization of operating income given an acceptable level of risk. Our objective is exposed to three primary sources of market risk: foreign currency risk, interest rate risk, and political risk. No material changes to any of these risks have occurred since December 31, 2004. For a more detailed discussion of market risk, refer to Part II, Item 7A of our 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

During the 1997 Asian financial crisis, the Chinese government resisted devaluing the Renminbi (“RMB”) Chinese currency. China is again faced with international pressure demanding the appreciation of the RMB. Should the Chinese government allow a significant RMB appreciation, an adverse impact upon the Company’s financial results could result should the Company not be able to take actions significant enough to offset the adverse affect.

Interest Rate Risk. The Company has credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon the Company’s cost of working capital and its interest expense. The Company had entered into an interest rate swap agreement with a major U.S. bank which expired November 30, 2004, to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. The interest rate under the swap agreement was fixed at 6.8% and was based on the notional amount. The swap contract was inversely correlated to the related hedged long-term debt and was therefore considered an effective cash flow hedge of the underlying long-term debt.

Political Risk. The Company has a significant portion of its assets in Mainland China and Taiwan. The possibility of political conflict between the two countries or with the United States could have an adverse impact upon the Company’s ability to transact business through these important business segments and to generate profits. See “Risk Factors - Foreign Operations.” The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past two decades, no assurance can be given that PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social, or political disruption or unforeseen circumstances affecting the PRC's political, economic, and social conditions. There is also no guarantee that PRC government's pursuit of economic reforms will be consistent or effective.

Item 4. Controls and Procedures

The Company's Chief Executive Officer, C.H. Chen, and Chief Financial Officer, Carl C. Wertz, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective, at the reasonable assurance level, in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our disclosure objectives.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, many of which are beyond control of the Company, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004 that could cause actual results to differ materially from those anticipated by the Company’s management. In addition, the information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 describes certain additional risks and uncertainties that could cause actual results to vary from the future results covered in such forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q and Annual Report on Form 10-K are made pursuant to the Act.

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

Risk Factors

We may not be able to implement our vertical integration strategy successfully.

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

We are susceptible to the economic conditions facing the semiconductor industry.

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

We face intense competition in the semiconductor industry and we may not be able to compete successfully in the future.

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

We are subject to international risks due to our foreign operations.

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

We experience variability of quarterly results which may result in volatile changes in our stock price.

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

We may not be able to identify new technologies to remain competitive.

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

We may not be able to maintain or increase our manufacturing production or efficiency.

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

Future acquisitions may harm our operating results or influence the price of our common stock.

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

We may not be successful in the integration of companies we acquire.

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

We may not be able to maintain proper inventory levels to support our backlog.

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

We may not be able to sell all our products after devoting resources to them.

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

We may not be able to attract and retain qualified personnel.

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

We may not be able to expand at the level of our targeted future growth.

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

Our results of operations could be adversely affected if we are unable to obtain adequate supplies.

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

We are subject to environmental regulations that may require us to incur substantial expense.

We are subject to a variety of U.S. federal, state, local, and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur substantial additional expenses, our product costs could significantly increase, thus materially affecting our business, financial condition and results of operations. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2005, there were no known environmental claims or recorded liabilities.

At December 31, 2003, the Company had a $120,000 accrual on its balance sheet in Accrued Liabilities in anticipation of a payment to settle an environmental claim received in June 2000 relating to the period 1967 through 1973. During March 2004, a $100,000 payment was accepted as settlement in full.

We may not have sufficient resources to satisfy possible product liability claims.

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

System outages could have a material adverse effect on our business.

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

Downward price trends could reduce our profit margins.

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

We may have obsolete inventories if total demand for our products changes.

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

We may need to provide additional deferred taxes for our future foreign earnings.

In accordance with the current taxation policies of the People’s Republic of China (“PRC”), Diodes-China received preferential tax treatment for the years ended December 31, 1996 through 2004. Earnings were subject to 0% tax rates from 1996 through 2000, and 12% from 2001 through 2004. Due to a $15.0 million permanent re-investment of Diodes-China earnings in 2004, earnings from 2005 through 2007 will continue to be taxed at 12% (one half the normal central government tax rate). Also due to the permanent re-investment, the Company recorded a $1.2 million tax refund (net of U.S. taxes) in the fourth quarter of 2004. Earnings of Diodes-China are also subject to tax of 3% by the local taxing authority in Shanghai. The local taxing authority waived this tax from 2001 through the first quarter of 2005, and is expected to waive this tax for all of 2005, but can re-impose the tax at its discretion. For 2004, Diodes-Shanghai’s effective tax rate was 15%. As an incentive for the establishment of Diodes-Shanghai, beginning in 2005, earnings are exempted from income tax for two years. Then, beginning in 2007, earnings will be subject to 50% of the standard tax rate of 15% for the following three years.

Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations. Earnings of Diodes-Hong Kong are currently subject to a 17.5% tax for local sales and/or local source sales, all other sales are foreign income tax-free.

In accordance with United States tax law, the Company receives credit against its U.S. Federal tax liability for corporate taxes paid in Taiwan and China. The repatriation of funds from Taiwan and China to the Company may be subject to Federal and state income taxes.

As of December 31, 2004, accumulated and undistributed earnings of Diodes-China and Diodes-Shanghai are approximately $49.0 million, including $25.0 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. Federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the China earnings in preparation of a dividend distribution. In the year ended December 31, 2004, the Company received a dividend of approximately $5.7 million from its Diodes-China subsidiary, for which the tax effect was included in U.S. Federal and state taxable income.

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

In December 2004, the Company made a minimum estimate for repatriating cash from its subsidiaries in China and Hong Kong of $8.0 million under the AJCA, and recorded an income tax expense of approximately $1.3 million. Under the guidelines of the AJCA, the Company will develop a required domestic reinvestment plan, covering items such as U.S. bank debt repayment, U.S. capital expenditures and U.S. research and development activities, among others, to cover the $8.0 million minimum dividend repatriation. In addition, the Company will complete a quantitative analysis of the benefits of the AJCA, the foreign tax credit implications, and state and local tax consequences of a dividend to maximize the tax benefits of a 2005 dividend.

We may be subject to foreign currency risk due to our international operations.

The Company faces exposure to adverse movements in foreign currency exchange rates, primarily in Asia and, to a lesser extent, in Europe. The Company’s foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon the Company’s financial results. Certain of the Company’s assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar, the Japanese Yen, and the Hong Kong dollar. The Company employs hedging techniques designed to mitigate foreign currency exposures. Nevertheless, the Company could experience currency gains and losses.

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

We may be subject to interest rate risk.

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

We may be subject to political risk.

The Company has a significant portion of its assets in Mainland China, Taiwan and Hong Kong. The possibility of political conflict between these countries or with the United States could have an adverse impact upon the Company’s ability to transact business through these important business segments and to generate profits. The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past two decades, no assurance can be given that PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social, or political disruption or unforeseen circumstances affecting the PRC's political, economic, and social conditions. There is also no guarantee that PRC government's pursuit of economic reforms will be consistent or effective.

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

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits

Exhibit 3.1	Amended Certificate of Incorporation of Diodes Incorporated (which is hereby incorporated by reference)

Exhibit 3.2	Amended By-laws of the Company (which is hereby incorporated by reference)

Exhibit 11	Computation of Earnings Per Share

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ Carl C. Wertz	May 5, 2005
CARL C. WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit 3.1	Amended Certificate of Incorporation of Diodes Incorporated (which is hereby incorporated by reference)

Exhibit 3.2	Amended By-laws of the Company (which is hereby incorporated by reference)

Exhibit 11	Computation of Earnings Per Share

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002