Form 10-Q
period 2005-06-30
DIODES INC /DEL/
filed 2005-08-09
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Yes ☒ No ☐

The number of shares of the registrant’s Common Stock, $0.66 2/3-par value, outstanding as of Aug 5, 2005 was 16,219,807, including 1,613,508 shares of treasury stock.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS

	December 31,	June 30,
	2004	2005
		(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$18,970,000	$33,014,000
Accounts receivable
Customers	38,682,000	43,782,000
Related parties	5,526,000	4,599,000
	44,208,000	48,381,000
Less: Allowance for doubtful receivables	432,000	464,000
	43,776,000	47,917,000

Inventories	22,238,000	22,304,000
Deferred income taxes, current	2,453,000	2,375,000
Prepaid expenses and other current assets	4,243,000	4,160,000
Prepaid income taxes	406,000	883,000

Total current assets	92,086,000	110,653,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
of accumulated depreciation and amortization	60,857,000	63,005,000

DEFERRED INCOME TAXES, non-current	7,970,000	7,309,000

OTHER ASSETS
Goodwill	5,090,000	5,090,000
Other	1,798,000	323,000

TOTAL ASSETS	$167,801,000	$186,380,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2004	2005
		(Unaudited)
CURRENT LIABILITIES
Line of credit	$6,167,000	$--
Accounts payable
Trade	17,274,000	18,374,000
Related parties	3,936,000	6,071,000
Accrued liabilities	11,459,000	12,730,000
Current portion of long-term debt
Related party	2,500,000	2,500,000
Other	1,014,000	4,391,000
Current portion of capital lease obligations	165,000	136,000
Total current liabilities	42,515,000	44,202,000

LONG-TERM DEBT, net of current portion
Related party	1,250,000	--
Other	6,583,000	3,877,000

CAPITAL LEASE OBLIGATIONS, net of current portion	2,172,000	1,678,000

MINORITY INTEREST IN JOINT VENTURE	3,133,000	3,630,000

STOCKHOLDERS’ EQUITY
Class A convertible preferred stock - par value $1.00 per share;
1,000,000 shares authorized;
no shares issued and outstanding	--	--
Common stock - par value $0.66 2/3 per share;
30,000,000 shares authorized; 15,763,266 and 16,185,552
shares issued at December 31, 2004
and June 30, 2005, respectively	7,260,000	7,538,000
Additional paid-in capital	24,765,000	30,199,000
Retained earnings	81,330,000	96,235,000
	113,355,000	133,972,000
Less:
Treasury stock - 1,613,508 shares of common stock, at cost	1,782,000	1,782,000
Accumulated other comprehensive income	(575,000)	(803,000)
	1,207,000	979,000

Total stockholders’ equity	112,148,000	132,993,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,801,000	$186,380,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Net sales	$47,017,000	$50,598,000	$88,442,000	$99,198,000
Cost of goods sold	31,989,000	33,101,000	60,664,000	65,105,000

Gross profit	15,028,000	17,497,000	27,778,000	34,093,000

Selling, general and administrative expenses	6,417,000	7,196,000	11,908,000	13,888,000
Research and development expenses	815,000	850,000	1,562,000	1,750,000
Loss (gain) on sale of fixed assets	(8,000)	--	15,000	(105,000)
Total operating expenses	7,224,000	8,046,000	13,485,000	15,533,000

Income from operations	7,804,000	9,451,000	14,293,000	18,560,000

Other income (expense)
Interest income	8,000	39,000	10,000	43,000
Interest expense	(153,000)	(118,000)	(337,000)	(277,000)
Other	24,000	12,000	(124,000)	(21,000)
	(121,000)	(67,000)	(451,000)	(255,000)

Income before income taxes and minority interest	7,683,000	9,384,000	13,842,000	18,305,000
Income tax provision	(1,383,000)	(1,461,000)	(2,543,000)	(2,903,000)

Income before minority interest	6,300,000	7,923,000	11,299,000	15,402,000

Minority interest in joint venture earnings	(177,000)	(258,000)	(319,000)	(497,000)

Net income	$6,123,000	$7,665,000	$10,980,000	$14,905,000

Earnings per share
Basic	$0.46	$0.53	$0.83	$1.04
Diluted	$0.40	$0.47	$0.72	$0.93

Number of shares used in computation
Basic	13,265,146	14,418,819	13,180,992	14,318,916
Diluted	15,329,760	16,209,651	15,306,089	16,071,423

The accompanying notes are an integral part of these financial statements.

 DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,980,000	$14,905,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,145,000	7,813,000
Minority interest earnings	319,000	497,000
Share grant expense	--	358,000
Loss (gain) on sale of property, plant and equipment	15,000	(105,000)
Changes in operating assets:
Accounts receivable	(6,568,000)	(4,336,000)
Inventories	(3,486,000)	(66,000)
Prepaid expenses and others	(66,000)	1,558,000
Deferred income taxes	334,000	263,000
Changes in operating liabilities:
Accounts payable	3,889,000	3,235,000
Accrued liabilities	2,219,000	(1,207,000)
Income taxes payable	--	1,223,000

Net cash provided by operating activities	13,781,000	24,138,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(10,300,000)	(6,845,000)
Proceeds from sale of property, plant and equipment	55,000	---

Net cash used by investing activities	(10,245,000)	(6,845,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of line of credit, net	(827,000)	(6,167,000)
Net proceeds from the issuance of common stock	1,868,000	2,973,000
Repayments of long-term debt, net	(2,916,000)	(579,000)
Repayments of capital lease obligations	(90,000)	(79,000)
Management incentive reimbursement from LSC	375,000	375,000
Dividend to minority shareholder	(300,000)	---

Net cash used by financing activities	(1,890,000)	(3,477,000)

EFFECT OF EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	93,000	228,000

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,739,000	14,044,000

CASH AT BEGINNING OF PERIOD	12,847,000	18,970,000

CASH AT END OF PERIOD	$14,586,000	$33,014,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2004	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$343,000	$289,000
Income taxes	$1,592,000	$1,627,000
Non-cash activities:
Tax benefit of stock options exercised credited to additional paid-in capital	$1,755,000	$2,201,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, and results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated financial data at December 31, 2004 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The consolidated financial statements include the accounts of Diodes-North America and its wholly-owned foreign subsidiaries, Diodes Taiwan Corporation, Ltd. (“Diodes-Taiwan”), and Diodes-Hong Kong Ltd. (“Diodes-Hong Kong”), the accounts of Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China”) and Diodes Shanghai Co., Ltd. (“Diodes-Shanghai”) in which the Company has a 95% interest, and the accounts of its wholly-owned United States subsidiary, FabTech Incorporated (“FabTech” or “Diodes-FabTech”). All significant intercompany balances and transactions have been eliminated.

NOTE B - Functional Currencies, Comprehensive Income/Loss and Foreign Currency Translation

The Company uses the U.S. dollar as the functional currency for Diodes-China, Diodes-Shanghai and Diodes-Hong Kong, and uses the NT (“New Taiwanese”) dollar as the functional currency for Diodes-Taiwan. The translation of the balance sheet and statement of income of Diodes-Taiwan from the local currency into the reporting currency (U.S. dollar) resulted in a $289,000 translation loss adjustment, the effect of which is reflected in the accompanying statement of comprehensive income and on the balance sheet as a separate component of shareholders’ equity as of June 30, 2005.

The effect of a $61,000 currency exchange loss and a $289,000 translation loss adjustment resulted in a change in accumulated other comprehensive gain of $228,000 for the six months ended June 30, 2005, and is reflected on the balance sheet as a separate component of shareholders’ equity. There were no other components of other comprehensive loss (income) for the six months ended June 30, 2005.

NOTE C - Inventories

Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

	December 31,	June 30,
	2004	2005
Finished goods	$13,118,000	$13,389,000
Work-in-progress	2,025,000	2,511,000
Raw materials	9,240,000	8,558,000
	24,383,000	24,458,000
Less: Reserves	(2,145,000)	(2,154,000)
Net inventory	$22,238,000	$22,304,000

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

As of June 30, 2005, accumulated and undistributed earnings of Diodes-China and Diodes-Shanghai are approximately $54.2 million, including $25.0 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. Federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the China earnings in preparation of a dividend distribution. In the year ended December 31, 2004, the Company received a dividend of approximately $5.7 million from its Diodes-China subsidiary, for which the tax effect was included in U.S. Federal and state taxable income.

The Company is evaluating the need to provide additional deferred taxes for the future earnings of the Company’s foreign subsidiaries to the extent such earnings may be appropriated for distribution to the Company’s corporate office in North America, and as further investment strategies with respect to foreign earnings are determined. Should the Company’s North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company’s foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act (“AJCA”) into law. Originally intended to repeal the extraterritorial income (ETI) exclusion, which had triggered tariffs by the European Union, the AJCA was expanded to cover a wide range of business tax issues. Among other items, the AJCA establishes a phased repeal of the ETI, a new incentive tax deduction for U.S. corporations to repatriate cash from foreign subsidiaries at a reduced tax rate (a deduction equal to 85% of cash dividends received in the year elected that exceeds a base-period amount) and significantly revises the taxation of U.S. companies doing business abroad.

In December 2004, the Company made a minimum estimate for repatriating cash from its subsidiaries in China and Hong Kong of $8.0 million under the AJCA, and recorded an income tax expense of approximately $1.3 million. Under the guidelines of the AJCA, the Company continues to develop a required domestic reinvestment plan, covering items such as U.S. bank debt repayment, U.S. capital expenditures and U.S. research and development activities, among others, to cover the $8.0 million minimum dividend repatriation. In addition, the Company will complete a quantitative analysis of the benefits of the AJCA, the foreign tax credit implications, and state and local tax consequences of a dividend to maximize the tax benefits of a 2005 dividend. In the first six months of 2005, the Company accrued $370,000 for U.S. taxes on potential increased dividend repatriation in 2005.

NOTE E - Share-based Compensation

Stock Options. The Company maintains share-based compensation plans for its Board of Directors (the “Board”), officers, and key employees, which provide for non-qualified and incentive stock options, which are described more fully in Note 9 of the Company’s audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for these plans under the recognition and measurement principles of Accounting Principals Board (“APB”) Opinion No. 25 (“Accounting for Stock Issued to Employees”), and related interpretations. No compensation cost was reflected in net income for stock options, as all options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. During the first six months of 2005, the Company granted 94,200 stock options.

As required by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,”the following table illustrates the effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for each period presented:

	For the three months ended June 30 (in 000’s except per share data),
	Amounts Per Share			Amounts Per Share
	2004	Basic	Diluted	2005	Basic	Diluted
Net income	$ 6,123	$ 0.46	$ 0.40	$ 7,665	$ 0.53	$ 0.47
Additional compensation for fair value of stock options, net of tax effect	(316)	(0.02)	(0.02)	(567)	(0.04)	(0.03)
Proforma net income	$5,807	$0.44	$0.38	$7,098	$0.49	$0.44

	For the six months ended June 30 (in 000’s except per share data),
	Amounts Per Share			Amounts Per Share
	2004	Basic	Diluted	2005	Basic	Diluted
Net income	$10,980	$0.83	$0.72	$14,905	$1.04	$0.93
Additional compensation for fair value of stock options, net of tax effect	(630)	(0.04)	(0.04)	(1,083)	(0.07)	(0.07)
Proforma net income	$10,350	$0.79	$0.68	$13,822	$0.97	$0.86

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

Share Grants. On May 31, 2005, the Company’s Board appointed Dr. Keh-Shew Lu as the President and the Chief Executive Officer of the Company effective as of June 1, 2005. Dr. Lu will receive an inducement grant of 180,000 shares of the Company’s Common Stock granted under the Company’s Incentive Bonus Plan. On May 31, 2005, C.H. Chen, who had served as the President and the Chief Executive Office of the Company since March 2000, resigned from those positions, and was appointed as the Vice Chairman of the Company's Board, effective as of June 1, 2005. Mr. Chen will receive 40,000 shares of the Company’s Common Stock granted under the Company’s Incentive Bonus Plan. Under the terms of the Incentive Bonus Plan, 50% of the shares will become salable and transferable on the day following the third anniversary of their appointment, and 50% will become salable and transferable on the day following the fourth anniversary of such appointment. If they voluntarily leave the employment of the Company or are terminated for good cause, they will forfeit any stock not yet released to them. The share grants will be recorded each quarter as a non-cash operating expense item. The expense will be calculated using the quarter-end stock price multiplied by the total number of shares (220,000) divided by the 4-year vesting period. In the second quarter of 2005, an expense of $358,000 was recorded. In addition to the expense, the 220,000 shares are included in the diluted shares outstanding calculation. The combined impact of the share grant reduced Diodes’ earnings per share during the second quarter by $0.02, from $0.49 to $0.47.

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

Revenues were derived from the following countries (All Others represents countries with less than 10% of total revenues each):

Three months ended June 30, 2004	Revenue	% of Total Revenue
United States	$13,823,000	29.4
Taiwan	$12,434,000	26.4
China	$10,837,000	23.0
All Others	$9,923,000	21.2
Total	$47,017,000	100.0

Three months ended June 30, 2005	Revenue	% of Total Revenue
Taiwan	$17,042,000	33.7
United States	$13,085,000	25.9
China	$12,852,000	25.4
All Others	$7,619,000	15.0
Total	$50,598,000	100.0

Six months ended June 30, 2004	Revenue	% of Total Revenue
United States	$25,550,000	28.9
Taiwan	$23,464,000	26.5
China	$19,161,000	21.7
All Others	$20,267,000	22.9
Total	$88,442,000	100.0

Six months ended June 30, 2005	Revenue	% of Total Revenue
Taiwan	$33,606,000	33.9
China	$25,535,000	25.7
United States	$25,157,000	25.4
All Others	$14,900,000	15.0
Total	$99,198,000	100.0

The Company’s operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Diodes-China and Diodes-Shanghai, both located in Shanghai, China; and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which accounted for approximately 2.8% and 2.6% of total sales for the three months and six months ended June 30, 2005, respectively, are consolidated into the domestic (North America) operations.

The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

Three Months Ended	Far East	North America	Consolidated Segments
June 30, 2004
Total sales	$46,185,000	$24,051,000	$70,236,000
Inter-company sales	(18,733,000)	(4,486,000)	(23,219,000)
Net sales	$27,452,000	$19,565,000	$47,017,000

Property, plant and equipment	$43,617,000	$11,819,000	$55,436,000
Assets	$99,438,000	$43,595,000	$143,033,000

Three Months Ended	Far East	North America	Consolidated Segments
June 30, 2005
Total sales	$56,088,000	$21,554,000	$77,642,000
Inter-company sales	(22,815,000)	(4,229,000)	(27,044,000)
Net sales	$33,273,000	$17,325,000	$50,598,000

Property, plant and equipment	$51,582,000	$11,423,000	$63,005,000
Assets	$135,414,000	$50,966,000	$186,380,000

Six Months Ended	Far East	North America	Consolidated Segments
June 30, 2004
Total sales	$87,086,000	$45,428,000	$132,514,000
Inter-company sales	(35,695,000)	(8,367,000)	(44,072,000)
Net sales	$51,391,000	$37,061,000	$88,442,000

Property, plant and equipment	$43,617,000	$11,819,000	$55,436,000
Assets	$99,438,000	$43,595,000	$143,033,000

Six Months Ended	Far East	North America	Consolidated Segments
June 30, 2005
Total sales	$108,803,000	$42,924,000	$151,727,000
Inter-company sales	(44,649,000)	(7,880,000)	(52,529,000)
Net sales	$64,154,000	$35,044,000	$99,198,000

Property, plant and equipment	$51,582,000	$11,423,000	$63,005,000
Assets	$135,414,000	$50,966,000	$186,380,000

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

The Company rapidly responds to the demands of the global marketplace by continuing to increase its investment in research and development, and by focusing on expanding its product portfolio and closely controlling product quality and time-to-market. Shifting development priorities toward specialized configurations, such as the Company’s high-density array devices, the Company is introducing a range of new products that improve the trade-off between size, performance and power consumption for surface-mount packages. During the second quarter of 2005, new products (products that are less than 3 years old) represented 15.7% of total sales, compared to 12.6% in the same period last year, and 15.7% for the first quarter of 2005. These new products, in general, have higher margins than our standard product lines.

The majority (68% in the second quarter of 2005 and 66% in year 2004) of our sales are to original equipment manufacturers (“OEMs”) such as Intel Corporation, Cisco Systems Incorporated, Sony Corporation, Nortel Networks Corporation, Delphi Automotive, Bose Corporation, Scientific Atlanta Incorporated, Samsung Electronics, Asustek Computer, Inc., Quanta and LG Electronics, Inc. Our distribution network (32% of sales in the second quarter of 2005 and 34% of year 2004 sales) includes major distributors such as Arrow Electronics, Inc., Avnet, Inc., Digi-Key Corporation, Future Electronics Ltd., Jaco Electronics, Inc., Reptron Electronics, Inc., and All American Semiconductor, Inc. We also sell products to contract electronic manufacturers (“CEMs”) who manufacture end products for OEMs. For reporting purposes, CEM sales are classified as part of OEM sales.

Because of the trend in the electronics industry towards moving manufacturing to lower operating cost countries in Asia, the Company has focused primarily on customers in China, Taiwan, Korea and Hong Kong (Asian customers). We sell to customers in Asia (66% of sales for the second quarter of 2005 and 59% of year 2004 sales) primarily through our wholly-owned subsidiaries, Diodes-Taiwan and Diodes-Hong Kong. The discrete semiconductor market in Asia is the largest and fastest growing market in which the Company participates. The increase in sales to this region is expected to continue as we have significantly increased our sales presence there and believe there is greater potential to increase market share in that region due to the expanding base of electronics product manufacturers.

Our corporate headquarters located just outside Los Angeles, in Westlake Village, California, which provides sales, marketing, engineering, logistics and warehousing functions, sells primarily to North American manufacturers and distributors (31% of sales for the second quarter of 2005 and 38% of year 2004 sales). Due to the manufacturing shift, the North American discrete semiconductor market is now the smallest market, and its growth rate is far less than all other markets, in which the Company participates. However, the majority of our applications engineers are located in the U.S. in order to work with the customers’ design engineers who are also primarily located in the U.S. Whether the end-application is ultimately manufactured in the U.S. or in Asia, our world-wide sales organization is well positioned to provide sales and support to the customer.

In order to take advantage of the relatively robust European market, offices in Toulouse, France Hattenheim, Germany, and Derbyshire, England support our European sales expansion (3% for both second quarter 2005 and year 2004 sales).

Asian sales are also generated by Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China” or “KaiHong”), a 95% owned manufacturing facility in Shanghai, China, with offices in Shanghai and Shenzhen, China, as well as from FabTech Incorporated (“Diodes-FabTech” or “FabTech”), a wholly owned silicon wafer manufacturer acquired in December 2000 located near Kansas City, Missouri.

The discrete semiconductor industry has historically been subject to severe pricing pressures. At times, although manufacturing costs have decreased, excess manufacturing capacity and over-inventory have caused selling prices to decrease to a greater extent than manufacturing costs. To compete in this highly competitive industry, the Company has committed substantial resources to the development of proprietary products, the further development and implementation of sales and marketing functions, and the expansion of manufacturing capabilities.

As part of the Company’s strategic business and tax planning initiatives, as well as to further expand manufacturing capabilities, the Company formed, in September 2004, a second Chinese manufacturing subsidiary, Shanghai Kaihong Technology Electronic Co., Ltd. (“Diodes-Shanghai”). Located in the Songjiang Export Zone established by the local Shanghai government, Diodes-Shanghai is approximately ten miles from our original manufacturing facility, Diodes-China. Diodes-Shanghai leases the building facilities from the Company’s minority interest joint venture partner and will continue to invest in the latest technology manufacturing equipment as we continue to expand our state-of-the-art manufacturing capacity.

Company-wide capital expenditures were $4.0 million in the second quarter of 2005 and $6.8 million for the six months ended June 30, 2005. Based on capacity utilization, we have increased our capital expenditure forecast from $12-14 million to $15-18 million to accommodate increased production of higher value products and anticipated customer needs. We continue to watch the market situation closely in relation to capital equipment investment at our manufacturing facilities.

On May 31, 2005, the Company announced that Dr. Keh-Shew Lu has been appointed as the Company’s President and Chief Executive Officer effective June 1, 2005. Dr. Lu, who has served as a director of the Company since 2001, held a number of senior management positions during his 27-year career with Texas Instruments, Inc. Dr. Lu brings a distinguished managerial background in the semiconductor industry, with a strong focus on analog and mixed-signal technologies, and has extensive operational experience in the Asia marketplace. Moving into adjacent technologies, such as analog and mixed-signal, is an important next-step to becoming a total solutions provider for our global customers and is an extension of our long-term growth strategy. C.H. Chen, who served as President and CEO of Diodes, Inc. since March 2000, would continue to serve as Vice Chairman of the Board.

Related Parties

We conduct business with two related party companies, Lite-On Semiconductor Corporation (“LSC”) (and its subsidiaries) and Keylink International (formerly Xing International) (and its subsidiaries). LSC, a 32% shareholder, is our largest shareholder, and Keylink International is owned by our 5% joint venture partner in Diodes-China and Diodes-Shanghai. C.H. Chen, the Vice Chairman our Board, is also Vice Chairman of LSC. M.K. Lu, a member of our Board, is President of LSC, while Raymond Soong, our Chairman of the Board, is also the Chairman of LSC and Lite-On Technology Corporation, a significant shareholder of LSC.

In addition to being our largest external supplier of products (14.6% and 18.1% of our sales were from products supplied by LSC in the second quarters of 2005 and 2004, respectively), in the second quarter of 2005, we sold silicon wafers to LSC totaling 9.8% (11.6% for year 2004) of our total sales, making LSC our largest customer. The Company has a long-standing sales agreement under which the Company is the exclusive North American distributor for certain of LSC product lines. The Company also leases warehouse space from LSC for its operations in Hong Kong. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. As required by Nasdaq, the Audit Committee of the Board has approved the contracts associated with the related party transactions.

In December 2000, the Company acquired a wafer foundry, FabTech, Inc., from LSC. As part of the purchase price, at June 30, 2005, LSC holds a subordinated, interest-bearing note for $2.5 million. In May 2002, the Company renegotiated the terms of the note to extend the payment period from two years to four years, and therefore, monthly payments of approximately $208,000 plus interest began in July 2002. In connection with the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, in accordance with the terms of the stock purchase agreement, the Company had entered into several management incentive agreements with members of FabTech’s management, providing for guaranteed annual payments and contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech was to be reimbursed to the Company by LSC. The management incentive agreements ended in 2004.

Approximately 3.0% of our sales were from products manufactured by companies owned by Keylink International in the second quarter of 2005. The Company also sold silicon wafers to companies owned by Keylink International totaling 0.7% of the Company’s total sales in the second quarter of 2005 (0.9% in 2004). In addition, Diodes-China and Diodes-Shanghai each leases its manufacturing facilities from, subcontracts a portion of its manufacturing process (metal plating and environmental services) to, and pays a consulting fee to, Keylink International. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. As required by Nasdaq, the Audit Committee of the Board has approved the contracts associated with the related party transactions.

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

Impairment of Long-lived Assets

As of June 30, 2005, goodwill was $5.1 million ($4.2 million related to the FabTech acquisition, and $0.9 million related to Diodes-China). Beginning in fiscal 2002 with the adoption of SFAS No. 142 (“Goodwill and Other Intangible Assets”), goodwill is no longer amortized, but instead tested for impairment at least annually. As a result of the Company’s adoption of SFAS No. 142, an independent appraiser, hired annually by the Company, has performed the required impairment tests of goodwill annually and has determined that the goodwill is fully recoverable.

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

Results of Operations for the Three Months Ended June 30, 2004 and 2005

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Three months ended June 30,		Percentage Dollar Increase (Decrease)
	2004	2005	‘04 to ‘05

Net sales	100.0%	100.0%	7.6%

Cost of goods sold	(68.0)	(65.4)	3.5

Gross profit	32.0	34.6	16.4

Operating expenses	(15.4)	(15.9)	11.4

Operating income	16.6	18.7	21.1

Interest expense, net	(0.3)	(0.2)	(45.5)

Other income	0.1	0.0	(50.0)

Income before taxes and minority interest	16.4	18.5	22.1

Income tax benefit (provision)	(3.0)	(2.9)	5.6

Income before minority interest	13.4	15.6	25.8
Minority interest	(0.4)	(0.5)	45.8

Net income	13.0	15.1	25.2

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2004	2005
Net Sales	$47,017,000	$50,598,000

Net sales increased approximately $3.6 million, or 7.6%, for the three months ended June 30, 2005, compared to the same period last year, due primarily to an approximately 32.5% increase in units sold as a result of increased demand, primarily in the Far East. The Company’s average selling prices (“ASP”) for discrete devices decreased approximately 14.0% from the second quarter of 2004, and decreased 9.3% from the first quarter of 2005, due primarily to demand induced product mix change in the quarter. ASPs for wafer products decreased approximately 7.8% from the same period last year, and also decreased 3.0% from the first quarter of 2005, due primarily to market pricing pressures.

	2004	2005
Cost of Goods Sold	$31,989,000	$33,101,000
Gross Profit	$15,028,000	$17,497,000
Gross Profit Margin Percentage	32.0%	34.6%

Cost of goods sold increased approximately $1.1 million, or 3.5%, for the three months ended June 30, 2005 compared to the same period in 2004. As a percent of sales, cost of goods sold decreased from 68.0% for the three months ended June 30, 2004 to 65.4% for the three months ended June 30, 2005. The Company’s average unit cost (“AUP”) for discrete devices decreased approximately 13.7% from the second quarter of 2004, and decreased 7.7% from the first quarter of 2005. AUPs for wafer products decreased approximately 4.6% from the same period last year, and were relatively flat from the first quarter of 2005. The year-over-year decrease was due primarily to improved manufacturing efficiencies.

Gross profit increased in the quarter by approximately $2.5 million, or 16.4%, compared to the three months ended June 30, 2004. Of the $2.5 million increase, approximately $1.2 million was due to the 7.6% increase in sales, while $1.3 million was due to the increase in gross margin percentage from 32.0% to 34.6%. The higher gross margin percentage was due primarily to increased capacity utilization and manufacturing efficiencies. During the quarter, Diodes-China and Diodes-Shanghai continued to run near capacity, and produced 41% more units compared to the year ago quarter. Diodes-FabTech ran at more than 80% capacity, producing 4% more units compared to the same quarter last year.

	2004	2005
Total Operating Expenses	$7,224,000	$8,046,000

Operating expenses, which include selling, general, administrative expenses (“SG&A”), research and development expenses (“R&D”), and loss (gain) on sale of fixed assets, for the three months ended June 30, 2005 increased approximately $822,000, or 11.4%, compared to the same period last year, due primarily to (i) a $358,000 share grant expense, and higher sales commissions, wages and marketing expenses associated with increased sales, (ii) audit and legal expenses associated with Sarbanes-Oxley Act compliance, (iii) expenses associated with the Company’s computer system upgrade, (iv) a $35,000, or 4.3%, increase in R&D, primarily at Diodes-China and Diodes-FabTech. The Company’s goal is to increase its R&D expenditures, both in absolute dollars and as a percentage of sales, as part of its strategy to develop more proprietary products aimed at improving gross margins.

SG&A, as a percentage of sales, was 14.2% in the current quarter compared to 13.6% in the prior-year quarter, while R&D remained flat at 1.7% of sales. Excluding the $358,000 non-cash share grant expense, SG&A for the current quarter was 13.5% of sales. Total operating expenses, as a percentage of sales, increased to 15.9% (15.2% excluding the share grant) from 15.4% in the comparable period last year.

	2004	2005
Net Interest Expense	$(145,000)	$(79,000)

Net interest expense for the three months ended June 30, 2005 decreased approximately $66,000, or 45.5%, versus the second quarter last year, due primarily to a reduction in the Company’s total debt. The Company’s interest expense is primarily the result of the Company’s borrowings to finance the FabTech acquisition, as well as the investment and expansion in the Diodes-China and Diodes-Shanghai manufacturing facilities.

	2004	2005
Other Income	$24,000	$12,000

Other income for the three months ended June 30, 2005 decreased $12,000, compared to the second quarter of 2004, due primarily to higher currency exchange losses of approximately $64,000, primarily in Taiwan, offset by the expiration of management incentive agreements associated with the FabTech acquisition.

	2004	2005
Income Tax Provision	$1,383,000	$1,461,000

We recognized a $1.5 million income tax expense during the second quarter of 2005, for an effective tax rate of 15.6%, as compared to 18.0% in the same period last year, due primarily to an increase in profits earned in lower tax rate areas. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate. In 2004 we accrued for an approximate $8 million dividend to the U.S. under the American Jobs Creation Act (“AJCA”), and are analyzing the benefits of increasing this dividend. For the three months ended June 30, 2005, we have accrued an additional $270,000 for taxes on a potential additional dividend to be made under the AJCA.

	2004	2005
Minority Interest in Joint Venture	$177,000	$258,000

Minority interest in joint venture represents the minority investor’s share of the Diodes-China and Diodes-Shanghai joint venture’s income for the period. The increase in the joint venture earnings for the three months ended June 30, 2005 is primarily the result of increased capacity utilization and manufacturing efficiencies. The joint venture investment is eliminated in consolidation of the Company’s financial statements, and the activities of Diodes-China and Diodes-Shanghai are included therein. As of June 30, 2005, the Company had a 95% controlling interest in the joint ventures.

Results of Operations for the Six Months Ended June 30, 2004 and 2005

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Six months ended June 30,		Percentage Dollar Increase (Decrease)
	2004	2005	‘04 to ‘05

Net sales	100.0%	100.0%	12.2%

Cost of goods sold	(68.6)	(65.6)	7.3

Gross profit	31.4	34.4	22.7

Operating expenses	(15.2)	(15.7)	15.2

Operating income	16.2	18.7	29.9

Interest expense, net	(0.4)	(0.2)	(28.4)

Other expense	(0.1)	0.0	(83.1)

Income before taxes and minority interest	15.7	18.5	36.3

Income tax benefit (provision)	(2.9)	(2.9)	14.2

Income before minority interest	12.8	15.6	32.2
Minority interest	(0.4)	(0.5)	55.8

Net income	12.4	15.1	35.7

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2004	2005
Net Sales	$88,442,000	$99,198,000

Net sales increased approximately $10.8 million, or 12.2%, for the six months ended June 30, 2005, compared to the same period last year, due primarily to an approximately 27.8% increase in units sold as a result of increased demand, primarily in the Far East. The Company’s ASP for discrete devices decreased approximately 6.9% from the same six-month period last year due primarily to product mix changes. ASPs for wafer products decreased approximately 9.9% from the same period last year due primarily to market pricing pressure.

	2004	2005
Cost of Goods Sold	$60,664,000	$65,105,000
Gross Profit	$27,778,000	$34,093,000
Gross Profit Margin Percentage	31.4%	34.4%

Cost of goods sold increased approximately $4.4 million, or 7.3%, for the six months ended June 30, 2005 compared to the same period in 2004. As a percent of sales, cost of goods sold decreased from 68.6% for the six months ended June 30, 2004 to 65.6% for the six months ended June 30, 2005. The Company’s AUP for discrete devices decreased approximately 8.5% from the same six-month period last year. AUPs for wafer products decreased approximately 6.2% from the same period last year. The decrease was due primarily to improved manufacturing efficiencies.

Gross profit for the six months ended June 30, 2005 increased approximately $6.3 million, or 22.7%, compared to the same period of last year. Of the $6.3 million increase, approximately $3.4 million was due to the 12.1% increase in sales, while $2.9 million was due to the increase in gross margin percentage from 31.4% to 34.4%. The higher gross margin percentage was due primarily to increased capacity utilization and manufacturing efficiencies, partially offset by pricing pressures on the Company’s wafer products.

	2004	2005
Total Operating Expenses	$13,485,000	$15,533,000

Operating expenses, which include SG&A, R&D, and loss (gain) on sale of fixed assets, for the six months ended June 30, 2005 increased approximately $2.0 million, or 15.2%, compared to the same period last year, due primarily to (i) audit and legal expenses associated with Sarbanes-Oxley Act compliance, (ii) a $358,000 share grant expense, (iii) higher sales commissions, wages and marketing expenses associated with increased sales, (iv) consulting expenses associated with the Company’s computer system upgrade, and (v) a $188,000, or 12.0%, increase in R&D, primarily at Diodes-China and Diodes-FabTech, partly offset by a $105,000 gain on the termination of two capital leases in China.

SG&A, as a percentage of sales, was 14.0% in the current six-month period compared to 13.5% in the prior-year period, while R&D remained flat at 1.8% of sales. Excluding the $358,000 non-cash share grant expense, SG&A for the current period was 13.6% of sales. Total operating expenses, as a percentage of sales, increased to 15.7% (15.3% excluding the share grant) from 15.2% in the comparable period last year.

	2004	2005
Net Interest Expense	$(327,000)	$(234,000)

Net interest expense for the six months ended June 30, 2005 decreased approximately $93,000, or 28.4%, versus the same six-month period last year, due primarily to a reduction in the Company’s total debt. The Company’s interest expense is primarily the result of the Company’s borrowings to finance the FabTech acquisition, as well as the investment and expansion in the Diodes-China and Diodes-Shanghai manufacturing facilities.

	2004	2005
Other Expense	$124,000	$21,000

Other expense for the six months ended June 30, 2005 decreased $103,000, compared to the same period of 2004, due primarily to lower currency exchange losses in Taiwan as well as the expiration of management incentive agreements associated with the FabTech acquisition.

	2004	2005
Income Tax Provision	$2,543,000	$2,903,000

We recognized a $2.9 million income tax expense for the six month period ended June 30, 2005, for an effective tax rate of 15.9%, as compared to 18.4% in the same period last year, due primarily to an increase in profits earned in lower tax rate areas. For the first half of 2005, we have accrued an additional $370,000 for taxes on a potential additional dividend to be made under the AJCA.

	2004	2005
Minority Interest in Joint Venture	$319,000	$497,000

Minority interest in joint venture represents the minority investor’s share of the Diodes-China and Diodes-Shanghai joint venture’s income for the period. The increase in the joint venture earnings for the six months ended June 30, 2005 is primarily the result of increased capacity utilization and manufacturing efficiencies. The joint venture investment is eliminated in consolidation of the Company’s financial statements, and the activities of Diodes-China and Diodes-Shanghai are included therein. As of June 30, 2005, the Company had a 95% controlling interest in the joint ventures.

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

At June 30, 2005 the Company had cash and cash equivalents totaling $33.0 million, an increase of $14.0 million, or 74%, from December 31, 2004. Cash provided by operating activities for the six months ended June 30, 2005 was $24.1 million compared to $13.8 million for the same period in 2004. The primary sources of cash flows from operating activities for the first half of 2005 were $14.9 million in net income and $7.8 million in depreciation and amortization. In 2004, the primary sources were $11.0 million in net income and $6.1 million in depreciation and amortization.

The primary use of cash flows from operating activities for the first half of 2005 was an increase in accounts receivable of $4.3 million, while the primary use of cash flows from operating activities in the same period in 2004 was a $6.6 million increase in accounts receivable. Inventories increased slightly to $22.3 million from $22.2 million at December 31, 2004, primarily due to an increase in wafer and raw material inventory at Diodes-FebTech. Inventory turns improved to 6.0 turns at June 30, 2005 compared to 5.8 turns at December 31, 2004.

For the six months ended June 30, 2005, gross accounts receivable increased 9.4% compared to the 12.2% increase in sales. At June 30, 2005, day’s sales outstanding were 85 days, compared to 82 days at December 31, 2004. The Company continues to closely monitor its credit terms, while at times providing extended terms, required primarily by Far East and European customers and major U.S. distributors.

The ratio of the Company’s current assets to current liabilities was 2.50 at June 30, 2005, compared to 2.17 at December 31, 2004.

Cash used by investing activities for the six months ended June 30, 2005 was $6.8 million, compared to $10.3 million during the same period in 2004. The primary investment in both years was for additional manufacturing equipment at our Diodes-China and Diodes-Shanghai manufacturing facilities, and to a lesser extent, for capacity, quality and yield improvements at Diodes-FabTech.

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

Cash used by financing activities was $3.5 million for the first half of 2005, as the Company continued to pay down on its total credit facilities, compared to cash used by financing activities of $1.9 million in the same period of 2004.

In the first quarter of 2005, the Company received an advance of $1.7 million from a trade customer. The unsecured and interest-free note is to be repaid by the Company in quarterly price concessions, with any remaining balance due July 2008. The outstanding balance is reported in current and non-current long-term debt.

In February 2003, the Company and its U.S. bank renewed its $7.5 million revolving credit line, extending it until June 2005. In July 2004, Diodes-FabTech obtained an additional $5.0 million credit facility to be used for capital expenditure requirements at its wafer fabrication facility. In June 2005, the U.S. credit agreement was extended until August 31, 2005. The Company is in the process of increasing its U.S. bank credit line to $25 million.

At June 30, 2005, the Company’s total bank credit facilities of $46.5 million encompassed one major U.S. bank, three banks in Mainland China and five banks in Taiwan, and the total available and unused credit was $37.3 million. As of June 30, 2005, the total credit lines were $12.5 million, $25.0 million, and $9.0 million, for the U.S. facility secured by substantially all assets, the unsecured Chinese facilities, and the unsecured Taiwanese facilities, respectively. As of June 30, 2005, the available credit was $7.5 million, $20.8 million, and $9.0 million, for the U.S. facility, the Chinese facilities, and the Taiwanese facilities, respectively.

The credit agreements have certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and operating results, as defined in the agreements, and prohibit the payment of dividends to shareholders (the new credit facility will permit dividends to shareholders to a certain extent). The Company was in compliance with its covenants as of June 30, 2005.

The Company has used its credit facilities primarily to fund the expansion at Diodes-China and Diodes-Shanghai and for the FabTech acquisition and expansion, as well as to support its operations. The Company believes that the continued availability of these credit facilities, together with internally generated funds, will be sufficient to meet the Company’s current foreseeable operating cash requirements.

The Company had entered into an interest rate swap agreement with a major U.S. bank which expired November 30, 2004, to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. The interest rate under the swap agreement was fixed at 6.8% and is based on the notional amount. The swap contract was inversely correlated to the related hedged long-term debt and was therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge is measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. In the normal course of business, the Company does not enter into derivative transactions for trading or speculative purposes.

Total working capital increased approximately 34.1% to $66.5 million as of June 30, 2005, from $49.6 million as of December 31, 2004. The Company believes that such working capital position will be sufficient for foreseeable operations and growth opportunities. The Company’s total debt to equity ratio improved to 0.40 at June 30, 2005, from 0.50 at December 31, 2004.

The Company has no material plans or commitments for capital expenditures other than in connection with equipment requirements for manufacturing expansion at Diodes-China, Diodes-Shanghai and Diodes-FabTech. However, to ensure that the Company can secure reliable and cost effective inventory sourcing to support and better position itself for growth, the Company is continuously evaluating additional internal manufacturing expansion, as well as additional outside sources of products. The Company believes its financial position will provide sufficient funds should an appropriate investment opportunity arise and thereby, assist the Company in improving customer satisfaction and in maintaining or increasing market share. As of June 30, 2005, based upon plans for new product introductions, product mixes, capacity restraints on certain product lines and equipment upgrades, the Company expects that year 2005 capital expenditures will now be in the $15 to $18 million range as the Company approaches higher capacity utilizations and brings new products into production.

Inflation did not have a material effect on net sales or net income in the first half of 2005. A significant increase in inflation could affect future performance.

Off-Balance Sheet Arrangements

The Company does not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, hedging (except for the expired interest rate swap agreement), or research and development services, that could expose us to liability that is not reflected on the face of the financial statements.

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

Foreign Currency Risk. The Company faces exposure to adverse movements in foreign currency exchange rates, primarily in Asia. The Company’s foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon the Company’s financial results. Certain of the Company’s assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar, the Japanese Yen, and the Hong Kong dollar. Because of the relatively small size and nature of each individual currency exposure, the Company does not, normally, in the course of business, employ hedging techniques designed to mitigate foreign currency exposures. Therefore, the Company could experience currency gains and losses.

During the 1997 Asian financial crisis, the Chinese government resisted devaluing the Renminbi (“RMB”) Chinese currency. China is again faced with international pressure demanding the appreciation of the RMB. In July 2005, the Chinese government allowed the RMB to be traded freely (referenced to a basket of currencies), although the float was limited to 0.3% daily. Should the Chinese government allow a significant RMB appreciation, and the Company not take appropriate means to offset this exposure, the effect could have an adverse impact upon the Company’s financial results.

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

Item 4. Controls and Procedures

The Company's Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Carl C. Wertz, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective at the reasonable assurance level in making known to them material information relating to the Company (including its consolidated subsidiaries) required to be included in this report.

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

Risk Factors

We may have difficulty successfully implementing our vertical integration strategy, which could cause difficulties in our operations.

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

We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand name recognition, research and development, and other resources than we have and, thus, they may be better able to develop and introduce new products, to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Fairchild Semiconductor Corporation, International Rectifier Corporation, Rohm Electronics, Phillips Electronics, On Semiconductor Corporation, and Vishay Intertechnology, Inc. We may not be able to compete successfully in the future, or competitive pressures may harm our financial condition or our operating results.

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

We may continue to expand and diversify our operations with additional acquisitions.

During fiscal year 2000, we acquired FabTech, Inc., and we may acquire other companies. If we are unsuccessful in integrating these companies or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from companies we acquire include those associated with:

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

Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur substantial additional expenses, our product costs could significantly increase, thus materially affecting our business, financial condition and results of operations. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations. As of June 30, 2005, there were no known environmental claims or recorded liabilities.

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

As of June 30, 2005, accumulated and undistributed earnings of Diodes-China and Diodes-Shanghai are approximately $54.2 million, including $25.0 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. Federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the China earnings in preparation of a dividend distribution. In the year ended December 31, 2004, the Company received a dividend of approximately $5.7 million from its Diodes-China subsidiary, for which the tax effect was included in U.S. Federal and state taxable income.

The Company is evaluating the need to provide additional deferred taxes for the future earnings of the Company’s foreign subsidiaries to the extent such earnings may be appropriated for distribution to the Company’s corporate office in North America, and as further investment strategies with respect to foreign earnings are determined. Should the Company’s North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company’s foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act (“AJCA”) into law. Originally intended to repeal the extraterritorial income (ETI) exclusion, which had triggered tariffs by the European Union, the AJCA was expanded to cover a wide range of business tax issues. Among other items, the AJCA establishes a phased repeal of the ETI, a new incentive tax deduction for U.S. corporations to repatriate cash from foreign subsidiaries at a reduced tax rate (a deduction equal to 85% of cash dividends received in the year elected that exceeds a base-period amount) and significantly revises the taxation of U.S. companies doing business abroad.

In December 2004, the Company made a minimum estimate for repatriating cash from its subsidiaries in China and Hong Kong of $8.0 million under the AJCA, and recorded an income tax expense of approximately $1.3 million. Under the guidelines of the AJCA, the Company continues to develop a required domestic reinvestment plan, covering items such as U.S. bank debt repayment, U.S. capital expenditures and U.S. research and development activities, among others, to cover the $8.0 million minimum dividend repatriation. In addition, the Company will complete a quantitative analysis of the benefits of the AJCA, the foreign tax credit implications, and state and local tax consequences of a dividend to maximize the tax benefits of a 2005 dividend. In the first six months of 2005, the Company accrued $370,000 for U.S. taxes on potential increased dividend repatriation in 2005.

We face exposure to adverse movements in foreign currency exchange rates, primarily in Asia and, to a lesser extent, in Europe.

The Company’s foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon the Company’s financial results. Certain of the Company’s assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar, the Japanese Yen, and the Hong Kong dollar. Because of the relatively small size and nature of each individual currency exposure, the Company does not, normally, in the course of business, employ hedging techniques designed to mitigate foreign currency exposures. Therefore, the Company could experience currency gains and losses.

During the 1997 Asian financial crisis, the Chinese government resisted devaluing the RMB Chinese currency. China is again faced with international pressure demanding the appreciation of the RMB. In July 2005, the Chinese government allowed the RMB to be traded freely (referenced to a basket of currencies), although the float was limited to 0.3% daily. Should the Chinese government allow a significant RMB appreciation, and the Company not take appropriate means to offset this exposure, the effect could have an adverse impact upon the Company’s financial results.

We have credit agreements with U.S. and Far East financial institutions at interest rates equal to LIBOR or similar indices plus a negotiated margin.

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

We have a significant portion of its assets in Mainland China, Taiwan and Hong Kong.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company submitted to a vote of its security holders at an annual meeting of stockholders on June 1, 2005, the election of members of the Board. The directors were each elected to serve until the 2006 annual meeting or until their successors are elected and have qualified. The results of the tabulation for each nominee for director of the Company is as follows:

C.H. Chen, Director	For: Withheld:	9,405,805 3,907,385

Michael R. Giordano, Director	For: Withheld:	8,981,855 4,331,335

Keh-Shew Lu, Director	For: Withheld:	12,524,632 788,558

M.K. Lu, Director	For: Withheld:	9,577,458 3,735,732

Shing Mao, Director	For: Withheld:	12,686,607 626,583

Raymond Soong, Director	For: Withheld:	9,550,798 3,762,392

John M. Stich, Director	For: Withheld:	12,562,965 750,225

The Company also submitted to a vote of its security holders at an annual meeting of shareholders on June 1, 2005, the appointment of Moss Adams LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. The result of the tabulation was 13,086,379 shares voted in favor of the proposal, 192,266 shares voted against, and 34,545 abstained from voting on the proposal. No broker non-votes with respect to this proposal were received.

Item 5. Other Information

The proxy materials for the 2005 annual meeting of stockholders held on June 1, 2005 were mailed to stockholders of the Company on April 29, 2005. Under certain circumstances, stockholders are entitled to present proposals at stockholder meetings. Any such proposal to be included in the proxy statement for the 2006 annual meeting of stockholders must be received at the Company’s executive offices at 3050 East Hillcrest Drive, Westlake Village, California, 91362, addressed to the attention of the Corporate Secretary by December 29, 2005 in a form that complies with applicable regulations. The Securities and Exchange Commission’s rules provide that, in the event a stockholder proposal is not submitted to the Company prior to March 14, 2006, the proxies solicited by the Board for the 2006 annual meeting of stockholders will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2006 annual meeting of stockholders without any discussion of the proposal in the proxy statement for such meeting.

If the date of the 2006 annual meeting is advanced or delayed more than 30 days from the date of the 2005 annual meeting, stockholder proposals intended to be included in the proxy statement for the 2006 annual meeting must be received by the Company within a reasonable time before the Company begins to print and mail the proxy statement for the 2006 annual meeting. Upon any determination that the date of the 2006 annual meeting will be advanced or delayed by more than 30 days from the date of the 2005 annual meeting, the Company will disclose the change in the earliest practicable Quarterly report on Form 10-Q.

Item 6. Exhibits

Exhibit 11	Computation of Earnings Per Share

Exhibit 31.1	Certification Pursuant to Section 302of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ Carl C. Wertz                     August 8, 2005
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