Form 10-Q
period 2005-09-30
DIODES INC /DEL/
filed 2005-11-09
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $0.66 2/3-par value, outstanding as of November 1, 2005 was 18,407,382, including 1,613,508 shares of treasury stock.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS

	December 31, 2004	September 30, 2005
CURRENT ASSETS		(unaudited)

Cash and equivalents	$18,970,000	$74,213,000
Short-term investments	—	30,002,000
Total cash and short-term investments	18,970,000	104,215,000

Accounts receivable
Customers	38,682,000	44,112,000
Related parties	5,526,000	5,282,000
	44,208,000	49,394,000
Less: Allowance for doubtful receivables	(432,000)	(475,000)
	43,776,000	48,919,000

Inventories	22,238,000	26,420,000
Deferred income taxes, current	2,453,000	2,434,000
Prepaid expenses and other current assets	4,243,000	4,373,000
Prepaid income taxes	406,000	1,397,000

Total Current assets	92,086,000	187,758,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
of accumulated depreciation and amortization	60,857,000	64,880,000

DEFERRED INCOME TAXES, non current	7,970,000	6,459,000

OTHER ASSETS
Goodwill	5,090,000	5,090,000
Other	1,798,000	380,000

TOTAL ASSETS	$167,801,000	$264,567,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2004	September 30, 2005
		(unaudited)

CURRENT LIABILITIES
Line of Credit	$6,167,000	$—
Accounts Payable
Trade	17,274,000	21,467,000
Related parties	3,936,000	7,428,000
Accrued liabilities	11,459,000	14,038,000
Current portion of long-term debt
Related party	2,500,000	1,875,000
Other	1,014,000	7,395,000
Current portion of capital lease obligations	165,000	137,000

Total current liabilities	42,515,000	52,340,000

LONG-TERM DEBT, net of current portion
Related party	1,250,000	—
Other	6,583,000	4,711,000

CAPITAL LEASE OBLIGATIONS, net of current portion	2,172,000	1,648,000

MINORITY INTEREST IN JOINT VENTURE	3,133,000	3,935,000

STOCKHOLDERS' EQUITY
Preferred stock - par value $1.00 per share;
1,000,000 shares authorized;
no shares issued and outstanding
Common stock - par value $0.66 2/3 per share;
30,000,000 shares authorized; 15,763,266 and 18,032,382
shares issued at December 31, 2004
and September 30, 2005, respectively	10,509,000	12,022,000
Additional paid-in capital	21,516,000	87,720,000
Retained earnings	81,330,000	104,619,000
	113,355,000	204,361,000
Less:
Treasury stock - 1,613,508 shares of common stock, at cost	(1,782,000)	(1,782,000)
Accumulated other comprehensive gain (loss)	575,000	(646,000)
	(1,207,000)	(2,428,000)

Total stockholders' equity	112,148,000	201,933,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$167,801,000	$264,567,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net sales	$49,353,000	$54,200,000	$137,795,000	$153,398,000
Cost of goods sold	32,607,000	35,323,000	93,271,000	100,428,000

Gross profit	16,746,000	18,877,000	44,524,000	52,970,000

Selling, general and administrative expenses	6,171,000	7,581,000	18,079,000	21,469,000
Research and development expenses	942,000	938,000	2,505,000	2,688,000
Loss (gain) on disposal of fixed assets	(1,000)	—	14,000	(105,000)
Total operating expenses	7,112,000	8,519,000	20,598,000	24,052,000

Income from operations	9,634,000	10,358,000	23,926,000	28,918,000

Other income (expense)
Interest income	3,000	23,000	13,000	66,000
Interest expense	(163,000)	(188,000)	(500,000)	(465,000)
Other	91,000	116,000	(33,000)	95,000
	(69,000)	(49,000)	(520,000)	(304,000)

Income before income taxes and minority interest	9,565,000	10,309,000	23,406,000	28,614,000
Income tax provision	(2,134,000)	(1,621,000)	(4,678,000)	(4,523,000)

Income before minority interest	7,431,000	8,688,000	18,728,000	24,091,000

Minority interest in joint veture earnings	(189,000)	(305,000)	(507,000)	(802,000)

Net income	$7,242,000	$8,383,000	$18,221,000	$23,289,000

Earnings per share
Basic	$0.54	$0.57	$1.38	$1.61
Diluted	$0.47	$0.51	$1.18	$1.43

Number of shares used in computation
Basic	13,355,775	14,673,490	13,239,681	14,439,242
Diluted	15,367,449	16,487,676	15,391,103	16,229,863

The accompanying notes are an integral part of these financial statements.

 DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,221,000	$23,289,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	9,542,000	11,887,000
Minority interest earnings	507,000	802,000
Share grant expense	—	856,000
Loss (gain) on disposal of property, plant and equipment	14,000	(105,000)
Changes in operating assets:
Accounts receivable	(10,962,000)	(5,338,000)
Inventories	(5,244,000)	(4,182,000)
Prepaid expenses and others	137,000	297,000
Deferred income taxes	3,089,000	1,530,000
Changes in operating liabilities:
Accounts payable	3,721,000	7,685,000
Accrued liabilities	2,075,000	1,567,000
Income tax payable	—	2,138,000

Net cash provided by operating activities	21,100,000	40,426,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(18,392,000)	(14,260,000)
Proceeds from sale of property, plant and equipment	68,000	—
Purchase of short-term investments	—	(30,002,000)

Net cash used by investing activities	(18,324,000)	(44,262,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of line of credit, net	(1,970,000)	(3,167,000)
Net proceeds from the issuance of common stock	2,647,000	63,565,000
Proceeds from long-term debt	3,833,000	4,509,000
Repayments of long-term debts	(3,362,000)	(4,875,000)
Repayments of capital lease obligations	(125,000)	(107,000)
Management incentive reimbursement from LSC	375,000	375,000
Dividend to minority shareholders	(300,000)	—

Net cash provided by financing activities	1,098,000	60,300,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20,000)	(1,221,000)

INCREASE IN CASH AND EQUIVALENTS	3,854,000	55,243,000

CASH, BEGINNING OF PERIOD	12,847,000	18,970,000

CASH, END OF PERIOD	$16,701,000	$74,213,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION	2004	2005
Cash paid during the year for:
Interest	$501,000	$456,000
Income taxes	$2,347,000	$2,049,000
Non-cash activities:
Tax benefits related to stock options to paid-in capital	$2,084,000	$3,116,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A –Basis of Presentation

Unless the context otherwise requires, the words “Diodes,”“we,”“us” and “our” refer to Diodes Incorporated and its subsidiaries. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The consolidated financial data at December 31, 2004 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The consolidated financial statements include the accounts of Diodes-North America and its wholly-owned foreign subsidiaries, Diodes Taiwan Corporation, Ltd. (“Diodes-Taiwan”), and Diodes Hong Kong Ltd. (“Diodes-Hong Kong”), the accounts of Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China”) and Diodes Shanghai Co., Ltd. (“Diodes-Shanghai”) in which we have a 95% interest, and the accounts of its wholly-owned United States subsidiary, FabTech Incorporated (“FabTech” or “Diodes-FabTech”). All significant intercompany balances and transactions have been eliminated.

NOTE B – Functional Currencies, Comprehensive Gain/Loss and Foreign Currency Translation

Through our subsidiaries, we maintain operations in Taiwan, Hong Kong and China. We believe the New Taiwan (“NT”) dollar as the functional currency at Diodes-Taiwan most appropriately reflects the current economic facts and circumstances of the operations. We continue to use the U.S. dollar as the functional currency in Diodes-China, Diodes-Shanghai and Diodes-Hong Kong, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, we will periodically assess our position with respect to the functional currency of our foreign subsidiaries. Included in net income are foreign currency exchange gains of approximately $91,000 and $79,000 for the three-month period ending September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, we recorded a gain of $1,000, compared to a loss of $24,000 in the same period of 2004.

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

NOTE C –Inventories

Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

	December 31, 2004	September 30, 2005
Finished goods	$13,118,000	$14,836,000
Work-in-progress	2,025,000	3,198,000
Raw materials	9,240,000	10,464,000
	24,383,000	28,498,000
Less: Reserves	(2,145,000)	(2,078,000)
Net inventory	$22,238,000	$26,420,000

NOTE D –Income Taxes

Our global presence requires us to pay income taxes in a number of jurisdictions. In general, earnings in the United States and Taiwan are currently subject to tax rates of 39.0% and 35.0%, respectively. Earnings of Diodes-Hong Kong are currently subject to a 17.5% tax for local sales or local source sales; all other sales are foreign income tax-free. Earnings at Diodes-Taiwan and Diodes-Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by our China subsidiaries and sold to customers outside of Taiwan and Hong Kong, respectively. The U.S. tax rate on these earnings is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, we receive credit against our U.S. federal tax liability for income taxes paid by our foreign subsidiaries.

As an incentive for establishing Diodes-China in 1996, and in accordance with the current taxation policies of China, Diodes-China received preferential tax treatment for the years ended December 31, 1996 through 2004 and the nine months ended September 30, 2005.

Diodes-China is located in the Songjiang district, where the standard central government tax rate is 24.0%. However, as an incentive for establishing Diodes-China, the earnings of Diodes-China were subject to a 0% tax rate by the central government from 1996 through 2000, and to a 12.0% tax rate from 2001 through 2004. For 2005 and future years, Diodes-China’s earnings will continue to be subject to a 12.0% tax rate provided it exports at least 70.0% of its net sales. In addition, due to a $18.5 million permanent re-investment of Diodes-China earnings in 2004, Diodes-China has applied to the Chinese government for additional preferential tax treatment on earnings that are generated by this $18.5 million investment. If approved, those earnings will be exempted from central government income tax for two years, and then subject to a 12.0% tax rate for the following three years.

In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China the local government waived this tax from 1996 through the first nine months of 2005. Management expects this tax to be waived for at least the remainder of 2005; however, the local government can re-impose this tax at any time in its discretion.

In 2004, we established Diodes-Shanghai located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government’s standard tax rate is 15.0%. There is no local government tax. During 2004, Diodes-Shanghai earnings were subject to the standard 15.0% central government tax rate.

As an incentive for establishing Diodes-Shanghai, for 2005 and 2006, the earnings of Diodes-Shanghai are exempted from central government income tax, and for the years 2007 through 2009 its earnings will be subject to a 7.5% tax rate. From 2010 onward, provided that Diodes-Shanghai exports over 70.0% of its net sales, the earnings will be subject to a 10.0% tax rate. We currently intend to maintain this volume of exports in the future.

On October 22, 2004, the American Jobs Creation Act, or AJCA, was signed into law. Among other items, the AJCA establishes a phased repeal of the extraterritorial income exclusion, a new incentive tax deduction for U.S. corporations to repatriate cash from foreign subsidiaries equal to 85.0% of cash dividends received in the year elected that exceeds a base-period amount, and significantly revises the taxation of U.S. companies doing business abroad.

In December 2004, we estimated that we would repatriate a minimum of $8.0 million of cash from our subsidiaries in China and Hong Kong under the AJCA, and recorded a corresponding income tax expense in 2004 of approximately $1.3 million. Under the AJCA guidelines, we are developing a domestic reinvestment plan, covering items such as our U.S. credit agreement repayment, U.S. capital expenditures and U.S. research and development activities, among others, to utilize the $8.0 million dividend repatriation. In addition, we are completing a quantitative analysis of the benefits of the AJCA, the foreign tax credit implications, and state and local tax consequences of a dividend from our foreign subsidiaries to us, to maximize the tax benefits of such a dividend in 2005. In the nine months ended September 30, 2005, we accrued $770,000 for U.S. taxes in connection with a potential increase in the planned $8.0 million dividend to be received from our Asian subsidiaries in accordance with the AJCA. We are currently evaluating the benefits of further increasing the dividend, including the additional associated income tax expense.

We are also evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China, Diodes-Shanghai and Diodes-Hong Kong to the extent such earnings may be appropriated for distribution to us in the United States, and as further investment strategies with respect to foreign earnings are determined. Should our U.S. cash requirements exceed the cash that is available to us from our U.S. operations or under our U.S. credit facilities, cash can be obtained from our foreign subsidiaries. However, the distribution of unappropriated funds to the United States in excess of that which has already been taxed in the United States will require the recording of U.S. federal and state income tax by the U.S. entity receiving such funds, thus reducing our net income in the period any such distribution is made.

NOTE E – Share-based Compensation

Stock Options. We maintain share-based compensation plans for our Board of Directors (the “Board”), officers, and key employees, which provide for non-qualified and incentive stock options, which are described more fully in Note 9 of our audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. We account for these plans under the recognition and measurement principles of Accounting Principals Board (“APB”) Opinion No. 25, (“Accounting for Stock Issued to Employees,”) and related interpretations. No compensation cost was reflected in net income for stock options, as all options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. During the first nine months of 2005, we granted 549,290 stock options.

As required by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,”the following table illustrates the effect on net income and earnings per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for each period presented:

	For the three months ended September 30 (in 000’s except per share data),
	Amounts Per Share			Amounts Per Share
	2004	Basic	Diluted	2005	Basic	Diluted
Net income	$7,242	$0.54	$0.47	$8,383	$0.57	$0.51
Additional compensation for fair value of stock options, net of tax effect	(474)	(0.03)	(0.03)	(824)	(0.05)	(0.05)
Proforma net income	$6,768	$0.51	$0.44	$7,559	$0.52	$0.46

	For the nine months ended September 30 (in 000’s except per share data),
	Amounts Per Share			Amounts Per Share
	2004	Basic	Diluted	2005	Basic	Diluted
Net income	$18,221	$1.38	$1.18	$23,289	$1.61	$1.44
Additional compensation for fair value of stock options, net of tax effect	(1,076)	(0.09)	(0.07)	(1,907)	(0.13)	(0.12)
Proforma net income	$17,145	$1.29	$1.11	$21,382	$1.48	$1.32

The pro forma information recognizes as compensation the value of stock options granted using the Black-Scholes option pricing model which takes into account, as of the grant date, the exercise price and expected life of the option, the current price of underlying stock and its expected volatility, expected dividends on the stock, expected forfeitures and the risk-free interest rate for the term of the option.

Our valuations are based upon a single option valuation approach using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable and negotiable in a free trading market. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected life of the option. Because our stock options have characteristics significantly different from those of freely traded options, and changes in the subjective input assumptions can materially affect our fair value estimate of those stock options, in our opinion, existing valuations models, including Black-Scholes, are not reliable single measures and may misstate the fair value of our stock options. Because our stock options do not trade on a secondary exchange, recipients can receive no value nor derive any benefit from holding stock options under these plans without an increase, above the grant price, in the market price of our stock. Such an increase in stock price would benefit all stockholders commensurately.

Share Grants. On May 31, 2005, our Board appointed Dr. Keh-Shew Lu as the President and the Chief Executive Officer of Diodes Incorporated effective as of June 1, 2005. Dr. Lu received an inducement grant of 180,000 shares of our Common Stock under our Incentive Bonus Plan. On May 31, 2005, C.H. Chen, who had served as the President and the Chief Executive Officer of Diodes Incorporated since March 2000, resigned from those positions, and was appointed as the Vice Chairman of Diodes Incorporated’s Board, effective as of June 1, 2005. Mr. Chen received 40,000 shares of our Common Stock under our Incentive Bonus Plan. Under the terms of the Incentive Bonus Plan, 50% of the shares will become salable and transferable on the day following the third anniversary of their appointment, and 50% will become salable and transferable on the day following the fourth anniversary of such appointment. If they voluntarily leave the employment of the Company or are terminated for good cause, they will forfeit any stock not yet released to them. The share grants will be recorded each quarter as a non-cash operating expense item. The expense will be calculated using the quarter-end stock price multiplied by the total number of shares (220,000) divided by the 4-year vesting period. In the third quarter of 2005, an expense of $499,000 was recorded. In addition to the expense, the 220,000 shares are included in the diluted shares outstanding calculation.

NOTE F –Geographic Segments

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Sales and Marketing, and Senior Vice President of Operations. We operate in a single segment, discrete semiconductor devices, through our various manufacturing and distribution facilities.

Revenues were derived from the following countries (All Others represents countries with less than 10% of total revenues each):

Three Months Ended September 30, 2004	Revenue	% of Total Revenue

United States	$15,546,000	31.5%
Taiwan	$12,877,000	26.1%
China	$11,842,000	24.0%
All Others	$9,088,000	18.4%
Total	$49,353,000	100.0%

Three Months Ended September 30, 2005	Revenue	% of Total Revenue

China	$17,318,000	32.0%
Taiwan	$16,383,000	30.2%
United States	$13,377,000	24.7%
All Others	$7,122,000	13.1%
Total	$54,200,000	100.0%

Nine Months Ended September 30, 2004	Revenue	% of Total Revenue

United States	$41,106,000	29.8%
Taiwan	$36,332,000	26.4%
China	$31,003,000	22.5%
All Others	$29,354,000	21.3%
Total	$137,795,000	100.0%

Nine Months Ended September 30, 2005	Revenue	% of Total Revenue

Taiwan	$49,989,000	32.6%
China	$42,853,000	27.9%
United States	$38,534,000	25.1%
All Others	$22,022,000	14.4%
Total	$153,398,000	100.0%

Our operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Diodes-China and Diodes-Shanghai, both located in Shanghai, China; and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which accounted for approximately 2.7% and 2.6% of total sales for the three months and nine months ended September 30, 2005, respectively, are consolidated into the domestic (North America) operations.

The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

Three Months Ended September 30, 2004	Far East	North America	Consolidated Segments

Total sales	$48,706,000	$24,888,000	$73,594,000
Inter-company sales	(20,136,000)	(4,105,000)	(24,241,000)
Net sales	$28,570,000	$20,783,000	$49,353,000

Property, plant and equipment	$44,408,000	$12,314,000	$56,722,000
Assets	$106,539,000	$45,182,000	$151,721,000

Three Months Ended September 30, 2005	Far East	North America	Consolidated Segments

Total sales	$62,622,000	$23,229,000	$85,851,000
Inter-company sales	(26,460,000)	(5,191,000)	(31,651,000)
Net sales	$36,162,000	$18,038,000	$54,200,000

Property, plant and equipment	$53,601,000	$11,279,000	$64,880,000
Assets	$155,330,000	$109,237,000	$264,567,000

Nine Months Ended September 30, 2004	Far East	North America	Consolidated Segments

Total sales	$135,158,000	$70,315,000	$205,473,000
Inter-company sales	(55,207,000)	(12,471,000)	(67,678,000)
Net sales	$79,951,000	$57,844,000	$137,795,000

Property, plant and equipment	$44,278,000	$12,314,000	$56,592,000
Assets	$106,539,000	$45,182,000	$151,721,000

Nine Months Ended September 30, 2005	Far East	North America	Consolidated Segments

Total sales	$171,425,000	$66,153,000	$237,578,000
Inter-company sales	(71,108,000)	(13,072,000)	(84,180,000)
Net sales	$100,317,000	$53,081,000	$153,398,000

Property, plant and equipment	$53,601,000	$11,279,000	$64,880,000
Assets	$155,330,000	$109,237,000	$264,567,000

NOTE G – Follow-on offering

On August 25, 2005, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for a proposed public offering of 2,500,000 shares of our common stock. The filing provided for the sale of 1,750,000 shares by us and 750,000 by Lite-On Semiconductor Corporation, our largest stockholder. In addition, we granted the underwriters an option to purchase up to an additional 375,000 shares to cover over-allotments, if any. UBS Investment Bank acted as the book-running manager for the offering. A.G. Edwards & Sons, Inc., C.E. Unterberg, Towbin, LLC, Raymond James & Associates, Inc. and WR Hambrecht + Co, LLC acted as co-managers of the offering.

On September 23, 2005, we announced the pricing of the secondary offering at a price to the public of $35.75 per share. Our net proceeds from selling the 1,750,000 shares were approximately $59.4 million. On October 7, 2005, we received an additional $12.7 million from the 375,000-share over-allotment. We intend to use the net proceeds of the offering for working capital and other general corporate purposes, including acquisitions.

NOTE H – Reclassifications

Certain 2004 amounts presented in the accompanying financial statements have been reclassified to conform to 2005 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to their forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events. Unless the context otherwise requires, the words “Diodes”, “we”, “us” and “our” refer to Diodes Incorporated and its subsidiaries.

Overview

OUR BUSINESS

We are a global supplier of discrete semiconductor products. We design, manufacture and market discrete semiconductors focused on diverse end-use applications in the consumer electronics, computing, industrial, communications and automotive sectors. Discrete semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device.

Our product portfolio of discrete semiconductors addresses the design needs of many advanced electronic devices, including high-volume consumer devices such as digital audio players, notebook computers, flat panel displays, mobile handsets, digital cameras and set-top boxes. We believe that we have particular strength in designing innovative surface-mount discrete semiconductors for applications with critical need to minimize product size while maximizing power and overall performance, and at a lower cost than alternative solutions. Our product portfolio includes over 4,000 products, and we shipped over 7.5 billion units in 2004 and over 7.2 billion units in the nine months ended September 30, 2005.

We serve over 150 direct customers worldwide, which consist of original equipment manufacturers, or OEMs, and electronic manufacturing services, or EMS, providers. Additionally, we have approximately 17 distributor customers worldwide, through which we indirectly serve over 10,000 customers. Our customers include: (i) industry leading OEMs in a broad range of industries such as Bose Corporation, Honeywell International, Inc., LG Electronics, Inc., Logitech, Inc., Motorola, Inc., Quanta Computer, Inc., Sagem Communication, Samsung Electronics Co., Ltd. and Thompson, Inc.; (ii) leading EMS providers such as Celestica, Inc., Flextronics International, Ltd., Hon Hai Precision Industry Co., Ltd., Inventec Corporation, Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation who build end-market products incorporating our discrete semiconductors for companies such as Apple Computer, Inc., Cisco Systems, Inc., Dell, Inc., EMC Corporation, Intel Corporation, Microsoft Corporation and Roche Diagnostics; and (iii) leading distributors, such as Arrow Electronics, Inc., Avnet, Inc., Future Electronics and Yosun Industrial Corp. For 2004 and for the nine months ended September 30, 2005, our OEM and EMS customers together accounted for 66.3% and 69.2%, respectively, of our net sales.

We are headquartered in Westlake Village, California, near Los Angeles. Our manufacturing facilities are located in Shanghai, China; our wafer fabrication facility is in Kansas City, Missouri; and our sales and marketing and logistical centers are located in Taipei, Taiwan; Shanghai and Shenzhen, China; and Hong Kong. We also have regional sales offices or representatives in: Derbyshire, England; Toulouse, France; Frankfurt, Germany; and various cities in the United States. From 1998 to 2004, our net sales grew from $60.1 million to $185.7 million, representing a compound annual growth rate (“CAGR”) of 20.7%. According to Gartner, Inc., worldwide sales of discrete semiconductors grew at a CAGR of 3.7% from $12.8 billion in 1998 to $15.8 billion in 2004.

In 1998, we began to transform our business from the distribution of discrete semiconductors manufactured by others to the design, manufacture and marketing of discrete semiconductor products using our internal manufacturing capabilities. The key elements of our strategy of transforming our business from a distribution-based model to one primarily based on the design and manufacture of proprietary products are:

•
expanding our manufacturing capacity, including establishing integrated state-of-the-art packaging and testing facilities in Asia, in 1998 and 2004, and acquiring a wafer foundry in the United States in 2000;

•	expanding our sales and marketing organization in Asia in order to address the shift of manufacturing of electronics products from the United States to Asia;

•	establishing our sales and marketing organization in Europe commencing in 2002; and

•	expanding the number of our field application engineers to design our products into specific end-user applications.

In implementing this strategy, the following factors have affected, and, we believe, will continue to affect, our results of operations:

Since 1998, we have experienced increases in the demand for our products, and substantial pressure from our customers and competitors to reduce the selling price of our products. We expect future increases in net income to result primarily from increases in sales volume and improvements in product mix in order to offset reduced average selling prices of our products.

In 2004 and the nine months ended September 30, 2005, 14.3% and 15.6%, respectively, of our net sales derived from products introduced within the last three years, which we term new products, compared to 12.1% in 2003. New products generally have gross profit margins that are higher than the margins of our standard products. We expect net sales derived from new products to increase in absolute terms, although our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix.

Our gross profit margin was 34.5% in the nine months ended September 30, 2005, compared to 32.7% in 2004 and 26.7% in 2003. This improvement in our gross margin was due to improvements in product mix, as well as increases in wafer and packaging yields, reductions in manufacturing costs and increases in capacity utilization. We expect only modest improvements in yields and capacity utilization in the future and, as a result, future gross profit margins will depend primarily on our product mix, as well as on the demand for our product.

As of September 30, 2005, we had invested approximately $88.3 million in our Asian manufacturing facilities. For the nine months ended September 30, 2005, we invested approximately $16.0 million in our Asian and wafer manufacturing facilities and expect to invest an additional $4.0 to $7.0 million in these facilities for the remainder of 2005. We expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

In the nine months ended September 30, 2005, the percentage of our net sales derived from our Asian subsidiaries was 65.4%, compared to 59.1% in 2004 and 55.5% in 2003. We expect our net sales to the Asian market to continue to increase as a percentage of our total net sales for the remainder of 2005 and 2006 as a result of the continuing shift of the manufacture of electronic products from the United States to Asia.

We have increased research and development expenses from $2.0 million, or 1.5% of net sales, in 2003 to $3.4 million, or 1.8% of net sales in 2004. We continue to seek to hire qualified engineers who fit our focus on proprietary discrete processes and packaging technologies. Our goal is to expand research and development expenses to approximately 3.0% of net sales as we bring additional proprietary devices to the market.

In addition, as part of our growth strategy, we may pursue acquisitions of complementary businesses, technologies or product lines.

Related Parties

We conduct business with two related party companies, Lite-On Semiconductor Corporation (“LSC”) (and its subsidiaries) and Keylink International (formerly Xing International) (and its subsidiaries). LSC, an approximate 23% shareholder, is our largest shareholder, and Keylink International is owned by our 5% joint venture partner in Diodes-China and Diodes-Shanghai. C.H. Chen, the Vice Chairman our Board, is also Vice Chairman of LSC. M.K. Lu, a member of our Board, is President of LSC, while Raymond Soong, our Chairman of the Board, is also the Chairman of LSC and Lite-On Technology Corporation, a significant shareholder of LSC.

In addition to being our largest external supplier of products (14.9% and 17.2% of our sales were from products supplied by LSC in the third quarters of 2005 and 2004, respectively), in the third quarter of 2005, we sold silicon wafers to LSC totaling 9.5% (11.6% for year 2004) of our total sales, making LSC our largest customer. We have a long-standing sales agreement under which we are the exclusive North American distributor for certain of LSC product lines. We also rent warehouse space from LSC for our operations in Hong Kong. Such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. As required by Nasdaq, the Audit Committee of the Board has approved the contracts associated with the related party transactions.

As of September 30, 2005, FabTech owed $1.9 million under a note in favor of LSC, which debt was incurred in connection with our acquisition of FabTech from LSC in 2000. This note matures on June 30, 2006 and amortizes monthly. The obligations under this note are subordinated to the obligations under our U.S. credit agreement with Union Bank. This note bears interest at a rate of LIBOR plus 2.0% (effective rate of 5.8% at September 30, 2005). Because of the higher interest rate on this note, we plan to repay it early using funds from the dividend repatriation under the AJCA by the end of December 2005. In connection with the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, in accordance with the terms of the stock purchase agreement, we had entered into several management incentive agreements with members of FabTech’s management, providing for guaranteed annual payments and contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech was to be reimbursed to us by LSC. The management incentive agreements ended in 2004, with the final payment made in the first quarter of 2005.

Approximately 3.2% of our sales were from products manufactured by companies owned by Keylink International in the third quarter of 2005. We also sold silicon wafers to companies owned by Keylink International totaling 0.7% of our total sales in the third quarter of 2005 (0.9% in 2004). In addition, Diodes-China and Diodes-Shanghai each leases its manufacturing facilities from, subcontracts a portion of its manufacturing process (metal plating and environmental services) to, and pays a consulting fee to, Keylink International. Such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. As required by Nasdaq, the Audit Committee of the Board has approved the contracts associated with the related party transactions.

On November 7, 2005, we announce that our Board of Directors have declared a three-for-two stock split in the form of a 50% stock dividend payable on November 30, 2005 to stockholders of record on November 18, 2005. Under the terms of this stock dividend, our stockholders will receive one additional share for every two shares held on the record date. The dividend will be paid in authorized but unissued shares of our Common Stock. Fractional shares created by the stock dividend will be paid in cash based upon the closing price of our stock on the record date. We anticipate that the number of outstanding shares of Common Stock after the dividend will be increased from approximately 16.8 million to approximately 25.2 million shares. The par value of our stock will not be affected by the dividend and will remain at $0.66 2/3 per share. For stock splits/dividends greater than 25%, the ex-dividend date is set as the first business day after the payment date.

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

Financial operations overview

Net sales

We generate a substantial portion of our net sales through the sale of discrete semiconductor products, designed and manufactured by us or third parties. We also generate a portion of our net sales from outsourcing packaging and testing capacity to third parties and from the sale of silicon wafers to manufacturers of discrete semiconductor components. We serve customers across diversified industry segments, including the consumer electronics, computing, industrial, communications and automotive markets.

We recognize revenue from product sales when title to and risk of loss of the product have passed to the customer, there is persuasive evidence of an arrangement, the sale price is fixed or determinable and collection of the related receivable is reasonably assured. These criteria are generally met upon shipment to our customers. Net sales is stated net of reserves for pricing adjustments, discounts, rebates and returns.

The principal factors that have affected or could affect our net sales from period to period are:

•	the condition of the economy in general and of the semiconductor industry in particular;

•	our customers’ adjustments in their order levels;

•	changes in our pricing policies or the pricing policies of our competitors or suppliers;

•	the termination of key supplier relationships;

•	the rate of introduction to, and acceptance of new products by, our customers;

•	our ability to compete effectively with our current and future competitors;

•	our ability to enter into and renew key corporate and strategic relationships with our customers, vendors and strategic alliances;

•	changes in foreign currency exchange rates;

•	a major disruption of our information technology infrastructure; and

•	unforeseen catastrophic events, such as armed conflict, terrorism, fires, typhoons and earthquakes.

Cost of goods sold

Cost of goods sold includes manufacturing costs for our discrete semiconductors and our wafers. These costs include raw materials used in our manufacturing processes as well as the labor costs and overhead expenses. Cost of goods sold is also impacted by yield improvements, capacity utilization and manufacturing efficiencies. Cost of goods sold also includes cost of products that we purchase from other manufacturers and sell to our customers. Cost of goods sold is also affected by inventory obsolescence if our inventory management is not efficient.

Selling, general and administrative expenses

Selling, general and administrative expenses relate primarily to compensation and associated expenses for personnel in general management, sales and marketing, information technology, engineering, human resources, procurement, planning and finance, and sales commissions, as well as outside legal, accounting and consulting expenses, and other operating expenses. We expect our selling, general and administrative expenses to increase in absolute dollars as we hire additional personnel and expand our sales, marketing and engineering efforts and information technology infrastructure.

Research and development expenses

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development activities are associated with our wafer facility in Kansas City, Missouri and our manufacturing facilities in China, as well as our engineers in our U.S. headquarters.

All research and development expenses are expensed as incurred, and we expect our research and development expenses to increase in absolute dollars as we invest in new technologies and product lines.

Interest expense, net

Interest expense consists of interest payable on our outstanding credit facilities and other debt instruments. Interest income consists of interest earned on our cash and short-term investment balances.

Income tax provision

 Our global presence requires us to pay income taxes in a number of jurisdictions. In general, earnings in the United States and Taiwan are currently subject to tax rates of 39.0% and 35.0%, respectively. Earnings of Diodes-Hong Kong are currently subject to a 17.5% tax for local sales and/or local source sales, all other sales are foreign income tax-free. Earnings at Diodes-Taiwan and Diodes-Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by our China subsidiaries and sold to customers outside of Taiwan and Hong Kong, respectively. The U.S. tax rate on these earnings is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, we receive credit against our U.S. federal tax liability for income taxes paid by our foreign subsidiaries.

As an incentive for establishing Diodes-China in 1996, and in accordance with the current taxation policies of China, Diodes-China, received preferential tax treatment for the years ended December 31, 1996 through 2004 and the nine months ended September 30, 2005.

Diodes-China is located in the Songjiang district, where the standard central government tax rate is 24.0%. However, as an incentive for establishing Diodes-China, the earnings of Diodes-China were subject to a 0% tax rate by the central government from 1996 through 2000, and to a 12.0% tax rate from 2001 through 2004. For 2005 and future years, Diodes-China’s earnings will continue to be subject to a 12.0% tax rate provided it exports at least 70.0% of its net sales. In addition, due to a $18.5 million permanent re-investment of Diodes-China earnings in 2004, Diodes-China has applied to the Chinese government for additional preferential tax treatment on earnings that are generated by this $18.5 million investment. If approved, those earnings will be exempted from central government income tax for two years, and then subject to a 12.0% tax rate for the following three years.

In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China the local government waived this tax from 1996 through the first nine months of 2005. Management expects this tax to be waived for at least the remainder of 2005, however, the local government can re-impose this tax at any time in its discretion.

In 2004, we established Diodes-Shanghai located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government standard tax rate is 15.0%. There is no local government tax. During 2004, Diodes-Shanghai earnings were subject to the standard 15.0% central government tax rate.

As an incentive for establishing Diodes-Shanghai, for 2005 and 2006, the earnings of Diodes-Shanghai are exempted from central government income tax, and for the years 2007 through 2009 its earnings will be subject to a 7.5% tax rate. From 2010 onward, provided that Diodes-Shanghai exports over 70.0% of its net sales, the earnings will be subject to a 10.0% tax rate. We currently intend to maintain this volume of exports in the future.

On October 22, 2004, the American Jobs Creation Act, or AJCA, was signed into law. Among other items, the AJCA establishes a phased repeal of the extraterritorial income exclusion, a new incentive tax deduction for U.S. corporations to repatriate cash from foreign subsidiaries equal to 85.0% of cash dividends received in the year elected that exceeds a base-period amount, and significantly revises the taxation of U.S. companies doing business abroad.

In December 2004, we estimated that we would repatriate a minimum of $8.0 million of cash from our subsidiaries in China and Hong Kong under the AJCA, and recorded a corresponding income tax expense in 2004 of approximately $1.3 million. Under the AJCA guidelines, we are developing a domestic reinvestment plan, covering items such as our U.S. credit agreement repayment, U.S. capital expenditures and U.S. research and development activities, among others, to utilize the $8.0 million dividend repatriation. In addition, we are completing a quantitative analysis of the benefits of the AJCA, the foreign tax credit implications, and state and local tax consequences of a dividend from our foreign subsidiaries to us, to maximize the tax benefits of such a dividend in 2005. In the nine months ended September 30, 2005, we accrued $770,000 for U.S. taxes in connection with a potential increase in the planned $8.0 million dividend to be received from our Asian subsidiaries in accordance with the AJCA. We are currently evaluating the benefits of further increasing the dividend, including the additional associated income tax expense.

We are also evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China, Diodes-Shanghai and Diodes-Hong Kong to the extent such earnings may be appropriated for distribution to us in the United States, and as further investment strategies with respect to foreign earnings are determined. Should our U.S. cash requirements exceed the cash that is available to us from our U.S. operations or under our U.S. credit facilities, cash can be obtained from our foreign subsidiaries. However, the distribution of unappropriated funds to the United States in excess of that which has already been taxed in the United States will require the recording of U.S. federal and state income tax by the U.S. entity receiving such funds, thus reducing our net income in the period any such distribution is made.

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

Revenue Recognition

Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when our price to the buyer is fixed or determinable and when collectibility of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when our product is shipped.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax assets will be realized. If management ever determined that its deferred tax asset was not likely to be realized, a write-down of the asset would be required and would be reflected as an expense in the accompanying period.

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

Impairment of Long-lived Assets

As of September 30, 2005, goodwill was $5.1 million ($4.2 million related to the FabTech acquisition, and $881,000 related to Diodes-China). Beginning in fiscal 2002 with the adoption of SFAS No. 142 (“Goodwill and Other Intangible Assets”), goodwill is no longer amortized, but instead tested for impairment at least annually. As a result of our adoption of SFAS No. 142, an independent appraiser, hired annually by us, has performed the required impairment tests of goodwill annually and has determined that the goodwill is fully recoverable.

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

Results of Operations for the Three Months Ended September 30, 2004 and 2005

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Three months ended September 30,		Percentage Dollar Increase (Decrease)
	2004	2005	'04 to '05

Net sales	100.0%	100.0%	9.8%

Cost of goods sold	(66.1)	(65.2)	8.3

Gross profit	33.9	34.8	12.7

Operating expenses	(14.4)	(15.7)	19.8

Operating income	19.5	19.1	7.5

Interest expense, net	(0.3)	(0.3)	3.1

Other income	0.2	0.2	27.5

Income before taxes and minority interest	19.4	19.0	7.8

Income tax benefit (provision)	(4.3)	(3.0)	(24.0)

Income before minority interest	15.1	16.0	16.9

Minority interest	(0.4)	(0.5)	61.4

Net income	14.7	15.5	15.8

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2004	2005
Net sales	$ 49,353,000	$ 54,200,000

Net sales increased approximately $4.8 million, or 9.8%, for the three months ended September 30, 2005, compared to the same period last year, due primarily to an approximately 36.6% increase in units sold as a result of increased demand, primarily in the Far East. Our average selling prices (“ASP”) for discrete devices decreased approximately 14.8% from the third quarter of 2004, and decreased 1.6% from the second quarter of 2005, due primarily to demand induced product mix change in the quarter. ASPs for wafer products decreased approximately 23.9% from the same period last year, and also decreased 5.9% from the second quarter of 2005, due primarily to market pricing pressures.

	2004	2005
Cost of goods sold	$ 32,607,000	$ 35,323,000
Gross profit	$ 16,746,000	$ 18,877,000
Gross profit margin percentage	33.9%	34.8%

Cost of goods sold increased approximately $2.7 million, or 8.3%, for the three months ended September 30, 2005 compared to the same period in 2004. As a percent of sales, cost of goods sold decreased from 66.1% for the three months ended September 30, 2004 to 65.2% for the three months ended September 30, 2005. Our average unit cost (“AUP”) for discrete devices decreased approximately 10.3% from the third quarter of 2004, and increased 0.6% from the second quarter of 2005. AUPs for wafer products decreased approximately 19.5% in the third quarter of 2005 from the same period last year, and were also down 9.8% from the second quarter of 2005. The year-over-year and sequential decreases were due primarily to improved manufacturing efficiencies and utilization, as well as more effective cost management.

Gross profit increased in the third quarter of 2005 by approximately $2.1 million, or 12.7%, compared to the three months ended September 30, 2004. Of the $2.1 million increase, approximately $1.6 million was due to the 9.8% increase in sales, while $0.5 million was due to the increase in gross margin percentage from 33.9% to 34.8%. The higher gross margin percentage was due primarily to increased capacity utilization and manufacturing efficiencies. During the quarter, Diodes-China and Diodes-Shanghai continued to run near capacity, and Diodes-FabTech ran at more than 80% capacity.

	2004	2005
Selling, general and administrative expenses (“SG&A”)	$ 6,171,000	$ 7,581,000

SG&A for the three months ended September 30, 2005 increased approximately $1.4 million, or 22.8%, compared to the same period last year, due primarily to (i) a $499,000 share inducement grant expense, (ii) higher sales commissions, wages and marketing expenses associated with increased sales, (iii) audit and legal expenses associated with Sarbanes-Oxley Act compliance, and (iv) a donation expense associated with hurricane Katrina. SG&A, as a percentage of sales, was 14.0% in the current quarter compared to 12.5% in the prior-year quarter. Excluding the $499,000 non-cash share grant expense, SG&A for the current quarter was 13.1% of sales.

	2004	2005
Research and development expenses (“R&D”)	$ 942,000	$ 938,000

Investment in R&D in the current quarter was $938,000, which was comparable to that in the same period last year. R&D, as a percentage of sales, was 1.7% of third quarter 2005 sales compared to 1.9% in the same period 2004.

	2004	2005
Interest expense, net	$ 160,000	$ 165,000

Net interest expense for the three months ended September 30, 2005 was $165,000, comparable to the same period in 2004. Our interest expense is primarily the result of our borrowings to finance the FabTech acquisition in 2000, as well as the on-going investment and expansion in the Diodes-China and Diodes-Shanghai manufacturing facilities.

	2004	2005
Other income	$ 91,000	$ 116,000

Other income for the three months ended September 30, 2005 increased $25,000, compared to the third quarter of 2004, due primarily to higher currency exchange gains of approximately $12,000, primarily in Taiwan, offset by the expiration of management incentive agreements associated with the FabTech acquisition.

	2004	2005
Income tax provision	$ 2,134,000	$ 1,621,000

We recognized a $1.6 million income tax expense during the third quarter of 2005, for an effective tax rate of 15.7%, as compared to 22.3% in the same period last year, due primarily to an increase in profits earned in lower tax rate areas. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate. In 2004 we accrued for an approximate $8 million dividend to the U.S. under the American Jobs Creation Act (“AJCA”), and are analyzing the benefits of increasing this dividend. For the three months ended September 30, 2005, we have accrued an additional $400,000 for taxes on a potential additional dividend to be made under the AJCA.

	2004	2005
Minority interest in joint venture earnings	$ 189,000	$ 305,000

Minority interest in joint venture earnings represents the minority investor’s share of the Diodes-China and Diodes-Shanghai joint venture’s income for the period. The increase in the joint venture earnings for the three months ended September 30, 2005 is primarily the result of increased capacity utilization and manufacturing efficiencies. The joint venture investment is eliminated in consolidation of our financial statements, and the activities of Diodes-China and Diodes-Shanghai are included therein. As of September 30, 2005, we had a 95% controlling interest in the joint ventures.

Results of Operations for the Nine Months Ended September 30, 2004 and 2005

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Nine months ended September 30,		Percentage Dollar Increase (Decrease)
	2004	2005	'04 to '05

Net sales	100.0%	100.0%	11.3%

Cost of goods sold	(67.7)	(65.5)	7.7

Gross profit	32.3	34.5	19.0

Operating expenses	(14.9)	(15.6)	16.8

Operating income	17.4	18.9	20.9

Interest expense, net	(0.4)	(0.3)	(18.1)

Other income (expense)	(0.0)	0.1	(387.9)

Income before taxes and minority interest	17.0	18.7	22.3

Income tax benefit (provision)	(3.4)	(3.0)	(3.3)

Income before minority interest	13.6	15.7	28.6

Minority interest	(0.4)	(0.5)	58.2

Net income	13.2	15.2	27.8

The following discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2004	2005
Net sales	$ 137,795,000	$ 153,398,000

Net sales increased approximately $15.6 million, or 11.3%, for the nine months ended September 30, 2005, compared to the same period last year, due primarily to an approximately 30.9% increase in units sold as a result of increased demand, primarily in the Far East. Our ASP for discrete devices decreased approximately 9.8% from the same nine-month period last year due primarily to demand induced product mix changes. ASPs for wafer products decreased approximately 17.2% from the same period last year due primarily to market pricing pressure.

	2004	2005
Cost of goods sold	$ 93,271,000	$ 100,428,000
Gross profit	$ 44,524,000	$ 52,970,000
Gross profit margin percentage	32.3%	34.5%

Cost of goods sold increased approximately $7.2 million, or 7.7%, for the nine months ended September 30, 2005 compared to the same period in 2004. As a percent of sales, cost of goods sold decreased from 67.7% for the nine months ended September 30, 2004 to 65.5% for the nine months ended September 30, 2005. Our AUP for discrete devices decreased approximately 9.2% from the same nine-month period last year. AUPs for wafer products decreased approximately 13.3% from the same period last year. The decrease was due primarily to improved manufacturing efficiencies.

Gross profit for the nine months ended September 30, 2005 increased approximately $8.4 million, or 19.0%, compared to the same period of last year. Of the $8.4 million increase, approximately $5.0 million was due to the 11.3% increase in sales, while $3.4 million was due to the increase in gross margin percentage from 32.3% to 34.5%. The higher gross margin percentage was due primarily to increased capacity utilization and manufacturing efficiencies, partially offset by pricing pressures on our wafer products.

	2004	2005
SG&A	$ 18,079,000	$ 21,469,000

SG&A for the nine months ended September 30, 2005 increased approximately $3.4 million, or 18.8%, compared to the same period last year, due primarily to (i) higher sales commissions, wages and marketing expenses associated with increased sales, (ii) audit and legal expenses associated with Sarbanes-Oxley Act compliance, (iii) a $856,000 share inducement grant expense, and (iv) donation expense associated with hurricane Katrina.

SG&A, as a percentage of sales, was 14.0% in the current nine-month period compared to 13.1% in the prior-year period. Excluding the $856,000 non-cash share grant expense, SG&A for the current period was 13.4% of sales.

	2004	2005
R&D	$ 2,505,000	$ 2,688,000

R&D for the nine months ended September 30, 2005 increased approximately $183,000, or 7.3%, compared to the same period last year. R&D as a percentage of sales was 1.8% for both the nine-month periods in 2005 and 2004.

	2004	2005
Interest expense, net	$ 487,000	$ 399,000

Net interest expense for the nine months ended September 30, 2005 was $399,000, a decrease of approximately $88,000, or 18.1%, versus the same nine-month period last year, due primarily to a reduction in our total debt. Our interest expense is primarily the result of our borrowings to finance the FabTech acquisition in 2000, as well as the on-going investment and expansion in the Diodes-China and Diodes-Shanghai manufacturing facilities.

	2004	2005
Other income (expense)	$ (33,000)	$ 95,000

Other income for the nine months ended September 30, 2005 was $95,000, compared to other expense of $33,000 in the same period of 2004, due primarily to lower currency exchange losses in Taiwan as well as the expiration of management incentive agreements associated with the FabTech acquisition.

	2004	2005
Income tax provision	$ 4,678,000	$ 4,523,000

We recognized a $4.5 million income tax expense for the nine month period ended September 30, 2005, for an effective tax rate of 15.8%, as compared to 20.0% in the same period last year, due primarily to an increase in profits earned in lower tax rate areas. For the nine months ended September 30, 2005, we have accrued an additional $770,000 for taxes on a potential additional dividend to be made under the AJCA.

	2004	2005
Minority interest in joint venture earnings	$ 507,000	$ 802,000

Minority interest in joint venture earnings represents the minority investor’s share of the Diodes-China and Diodes-Shanghai joint venture’s income for the period. The increase in the joint venture earnings for the nine months ended September 30, 2005 is primarily the result of increased capacity utilization and manufacturing efficiencies. The joint venture investment is eliminated in consolidation of our financial statements, and the activities of Diodes-China and Diodes-Shanghai are included therein. As of September 30, 2005, we had a 95% controlling interest in the joint ventures.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash, funds from operations and borrowings under our credit facilities. In September 2005, we completed a follow-on offering, selling 1,750,000 shares of our Common Stock and raising approximately $59 million. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs.

Our capital expenditures were $6.0 million for the three months ended September 30, 2005, and $16.3 million for the nine months year to date, compared to $11.5 million and $18.1 million for the three and nine month periods in 2004. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the United States. The capital expenditure is primarily attributable to increasing capacity at our facilities to meet demand for our products, including the establishment of our Diodes-Shanghai facilities in 2004. With solid demand and our China facilities operating at near capacity, combined with packaging development initiatives for analog production, we are increasing our full-year capital expenditure forecast from $15 to $18 million to $20 to $23 million.

In addition, as part of our growth strategy, we may pursue acquisitions of complementary businesses, technology or product lines, which may require additional capital and require us to seek additional financing. Such additional funds or financing may not be available on terms acceptable to us, or at all.

We expect that our working capital, available borrowings under our credit facilities and the net proceeds we received from the follow-on offering completed in September 2005 will be sufficient to meet our capital commitments and fund our operational needs for at least the next 18 to 24 months.

Discussion of Cash Flow

Cash and short-term investments have increased from $19.0 million at December 31, 2004, to $104.2 million at September 30, 2005, primarily as a result of the proceeds from the follow-on offering.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2005 was $40.4 million, resulting primarily from $23.3 million of net income, $11.9 million in depreciation, and $7.7 million due to an increase in accounts payable in the period. Net cash provided by operating activities was $21.1 million for the same period in 2004, representing an increase of $19.3 million. This increase resulted primarily from a $5.1 million increase in our net income, partially offset by increases in inventories and accounts receivable, resulting from slower inventory turns due to our customers requiring higher inventory requirements and longer payment terms. We continue to closely monitor our credit terms with our customers, while at times providing extended terms required by our customers in Asia and Europe.

Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2005 was $44.3 million resulting from purchase of short-term investments of $30.0 million and capital expenditures of $14.3 million. Net cash used by investing activities was $18.3 million for 2004 due to capital expenditures. Capital expenditures in both periods primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the United States.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2005 was $60.3 million. This reflects the contribution of $59.4 million received from public offering and $3.1 million received in connection with the exercise of stock options, offset by $3.5 million repaid under our debt instruments during this period. Net cash provided by financing activities of $1.1 million for the same period in 2004 was primarily due to $2.6 million received in connection with the exercise of stock options. In October, we sold 375,000 shares pursuant to the underwriter’s over-allotment option as part of the follow-on offering, raising an additional $12.0 million.

Debt instruments

On August 29, 2005, we amended our U.S. credit arrangements with Union Bank of California, N.A (“Union Bank”). Under the second amendment to our amended and restated credit agreement, we now have available a revolving credit commitment of up to $20.0 million (an increase from $7.5 million at June 30, 2005), including a $5.0 million letter of credit sub-facility. In connection with this amendment, Diodes-FabTech, also amended and restated a term note and related agreement with respect to an existing term loan arrangement, which we refer to as the FabTech term loan. After giving effect to this amendment, the principal amount outstanding under the FabTech term loan was increased to $5.0 million.

The revolving credit commitment expires on August 29, 2008. The FabTech term loan, which amortizes monthly, matures on August 29, 2010. As of September 30, 2005, we had no amounts outstanding under our revolving credit facility, and there was $4.9 million outstanding under the previous FabTech term loan. Loans to Diodes Incorporated under our credit facility are guaranteed by FabTech, and the FabTech term loan is guaranteed by Diodes Incorporated.

All loans under the credit facility and the FabTech term loan are collateralized by all of Diodes Incorporated’s and FabTech’s accounts, instruments, chattel paper, documents, general intangibles, inventory, equipment, furniture and fixtures, pursuant to security agreements entered into by Diodes Incorporated and FabTech in connection with these credit arrangements.

Both amounts borrowed under the revolving credit facility and the FabTech term loan bear interest at LIBOR plus 1.15%. At September 30, 2005, the effective rate was 5.2%.

The purpose of the revolving credit facility is to provide cash for domestic working capital purposes, and to fund permitted acquisitions.

The credit agreement contains covenants that require us to maintain a leverage ratio not greater than 2.25 to 1.0, an interest expense coverage ratio of not less than 2.0 to 1.0 and a current ratio of not less than 1.0 to 1.0. It also requires us to achieve a net profit after taxes, as of the last day of each fiscal quarter, for the two consecutive fiscal quarters ending on that date of not less than $1. The credit agreement permits us to pay dividends to our stockholders to the extent that any such dividends declared or paid in any fiscal year do not exceed an amount equal to 50.0% of our net profit after taxes for such fiscal year. However, it limits our ability to dispose of assets, incur additional indebtedness, engage in liquidation or merger, acquisition, partnership or other combination (except permitted acquisitions). The credit agreement also contains customary representations, warranties, affirmative and negative covenants and events of default.

The agreements governing the FabTech term loan do not contain any financial or negative covenants. However, they provide that a default under our credit agreement will cause a cross-default under the FabTech term loan.

As of September 30, 2005, FabTech also owed $1.9 million under a note in favor of LSC, which debt was incurred in connection with our acquisition of FabTech from LSC in 2000. This note matures on June 30, 2006 and amortizes monthly. The obligations under this note are subordinated to the obligations under our U.S. credit agreement with Union Bank. This note bears interest at a rate of LIBOR plus 2.0% (effective rate of 5.8% at September 30, 2005). Because of the higher interest rate on this note, we plan to repay it early using funds from the dividend repatriation under the AJCA by the end of December 2005.

Diodes-China and Diodes-Taiwan have available lines of credit of up to an aggregate of $27.6 million, with a number of Chinese and Taiwanese financial institutions. These lines of credit are unsecured, uncommitted and in some instances may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin (our average effective rate under these lines of credit at September 30, 2005 was 4.3%).

As of September 30, 2005, Diodes-China owed $1.2 million under a note to one of our customers, which debt was incurred in connection with our investing in manufacturing equipment. We repay this note, which is unsecured and interest-free, in quarterly price concession installments, with any remaining balance due in July 2008.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, hedging (except for the interest rate swap agreement, which expired in November 30, 2004), or research and development services, that could expose us to liability that is not reflected on the face of our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign currency risk

We face exposure to adverse movements in foreign currency exchange rates, primarily in Asia. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results. Certain of our assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan and the Taiwanese dollar and, to a lesser extent, the Japanese Yen, the Euro and the Hong Kong dollar. Because of the relatively small size and nature of each individual currency exposure, we do not employ hedging techniques designed to mitigate foreign currency exposures. Therefore, we could experience currency gains and losses. If the Chinese Yuan and the Taiwanese dollar were to strengthen or weaken by 1.0% against the U.S. dollar, we would experience currency gains or losses of approximately $150,000 and $60,000, respectively. In the future, we may enter into hedging arrangements designed to mitigate foreign currency fluctuations.

In July 2005, the Chinese government allowed the Chinese Yuan to float and be traded freely, although it is only permitted to float within a 0.3% band against the Chinese central bank rate set for the U.S. dollar. Should the Chinese government allow a significant Chinese Yuan appreciation, and we do not take appropriate means to offset this exposure, the effect could have an adverse impact upon our financial results.

Interest rate risk

We have credit facilities with U.S. and Asian financial institutions as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. In July 2001, we entered into an interest rate swap agreement to hedge our exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of our long-term debt. The interest rate under the swap agreement was fixed at 6.8% and was based on the notional amount of U.S. $2.3 million as of December 31, 2003. At November 30, 2004 the interest rate swap agreement on our long-term debt expired. The swap contract was inversely correlated to the related hedged long-term debt and was therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge was measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, we do not enter into derivative transactions for trading or speculative purposes. As of September 30, 2005, our outstanding debt under out interest bearing credit agreements was $12.8 million. Based on an increase or decrease in interest rates by 1.0% for the year, our annual interest rate expense would increase or decrease by approximately $128,000.

Political risk

We have a significant portion of our assets in mainland China and Taiwan. The possibility of political conflict between the two countries or with the United States could have an adverse impact upon our ability to transact business through these important business segments and to generate profits.

Item 4. Controls and Procedures

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Carl C. Wertz, with the participation of the Company's management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in making known to them material information relating to us (including our consolidated subsidiaries) required to be included in this report.

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

There was no change in our internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We generally identify forward-looking statements by the use of terminology such as “may,”“will,”“could,”“should,”“potential,”“continue,”“expect,”“intend,”“plan,”“estimate,”“anticipate,”“believe,” or similar phrases or the negatives of such terms. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from those anticipated by our management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act.

All forward-looking statements contained in this Quarterly Report on Form 10-Q are subject to, in addition to the other matters described in this Quarterly Report on Form 10-Q, a variety of significant risks and uncertainties. The following discussion highlights some of these risks and uncertainties. Further, from time to time, information provided by us or statements made by our employees may contain forward-looking information. There can be no assurance that actual results or business conditions will not differ materially from those set forth or suggested in such forward-looking statements as a result of various factors, including those discussed below.

Risk Factors

RISKS RELATED TO OUR BUSINESS

Downturns in the highly cyclical semiconductor industry or changes in end-market demand could affect our operating results and financial condition.

The semiconductor industry is highly cyclical, and periodically experiences significant economic downturns characterized by diminished product demand, production overcapacity and excess inventory, which can result in rapid erosion in average selling prices. For example, beginning in the fourth quarter of 2000 and continuing into 2003, the semiconductor industry experienced order cancellations and reduced demand for products, resulting in significant revenue declines, due to excess inventories at computer and telecommunications equipment manufacturers and general economic conditions, especially in the technology sector. The market for discrete semiconductors may experience renewed, possibly more severe and prolonged, downturns in the future, which may harm our results of operations and reduce the value of our business.

In addition, we operate exclusively in the discrete semiconductor segment of the broader semiconductor market and, as a result, cyclical fluctuations may affect this segment to a greater extent than they do the broader semiconductor market. This may cause us to experience greater fluctuations in our results of operations than compared to some of our broadline semiconductor manufacturer competitors. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end-user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand in the consumer electronics, computer, industrial, communications and automotive sectors. These end-user markets also tend to be cyclical and may also experience changes in demand that could adversely affect our operating results and financial condition.

The semiconductor business is highly competitive, and increased competition may harm our business and our operating results.

The discrete semiconductor segment of the semiconductor industry in which we operate is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources than we have. As a result, they may be better able to develop new products, market their products, pursue acquisition candidates and withstand adverse economic or market conditions. Most of our current major competitors are broadline semiconductor manufacturers who often have a wider range of product types and technologies than we do, since we focus on discrete semiconductor products. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Fairchild Semiconductor Corporation, International Rectifier Corporation, ON Semiconductor Corporation, Philips Electronics N.V., Rohm Electronics USA LLC, and Vishay Intertechnology, Inc. We may not be able to compete successfully in the future, and competitive pressures may harm our financial condition or our operating results.

We receive a significant portion of our net sales from a single customer. In addition, this customer is also our largest external supplier and is a related party. The loss of this customer or supplier could harm our business and results of operations.

In 2004 and the nine months ended September 30, 2005, LSC, our largest stockholder and our largest customer, accounted for 9.9% and 9.5%, respectively, of our net sales. LSC is also our largest supplier, providing us with discrete semiconductor products for subsequent sale by us, which represented approximately 17.2% and 14.7%, respectively, of our net sales, in 2004 and the nine months ended September 30, 2005. The loss of LSC as either a customer or a supplier, or any significant reduction in either the amount of product it supplies to us, or the volume of orders it places with us, could materially harm our business and results of operations.

Delays in initiation of production at new facilities, implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies.

Our manufacturing efficiency has been and will be an important factor in our future profitability, and we may not be able to maintain or increase our manufacturing efficiency. Our manufacturing and testing processes are complex, require advanced and costly equipment and are continually being modified in our efforts to improve yields and product performance. Difficulties in the manufacturing process can lower yields. Technical or other problems could lead to production delays, order cancellations and lost revenue. In addition, any problems in achieving acceptable yields, construction delays, or other problems in upgrading or expanding existing facilities, building new facilities, problems in bringing other new manufacturing capacity to full production or changing our process technologies, could also result in capacity constraints, production delays and a loss of future revenues and customers. Our operating results also could be adversely affected by any increase in fixed costs and operating expenses related to increases in production capacity if net sales do not increase proportionately, or in the event of a decline in demand for our products.

Our wafer fabrication facility is located in Kansas City, Missouri, while our facilities in Shanghai, China provide assembly, test and packaging capabilities. Any disruption of operations at these facilities could have a material adverse effect on our business, financial condition and results of operations.

We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

Prices for our products tend to decrease over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of purchasing our products. To remain competitive and retain our customers and gain new ones, we must continue to reduce our costs through product and manufacturing improvements. We must also strive to minimize our customers’ shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. We experienced annual decreases in average selling prices for our products of 14.9% for the first nine months of 2005. At times, average selling prices for some of our standard discrete semiconductors have been below our costs. Our growth and the profit margins of our products will suffer if we cannot effectively continue to reduce our costs and keep our product prices competitive.

Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reductions in quantities ordered could adversely affect our results of operations and financial condition.

All of our customer orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally made on a purchase order basis, rather than pursuant to long-term supply contracts, and are booked from one to twelve months in advance of delivery. The rate of booking new orders can vary significantly from month to month. We and the semiconductor industry as a whole are experiencing a trend towards shorter lead-times, which is the amount of time between the date a customer places an order and the date the customer requires shipment. Furthermore, our industry is subject to rapid changes in customer outlook and periods of excess inventory due to changes in demand in the end markets our industry serves. As a result, many of our purchase orders are revised, and may be cancelled, with little or no penalty and with little or no notice. However, we must still commit production and other resources to fulfilling these orders even though they may ultimately be cancelled. If a significant number of orders are cancelled or product quantities ordered are reduced, and we are unable to timely generate replacement orders, we may build up excess inventory and our results of operations and financial condition may suffer.

New technologies could result in the development of new products by our competitors and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand, which could result in a decrease in net sales and loss of market share.

Our product range and new product development program is focused on discrete semiconductor products. Our failure to develop new technologies, or anticipate or react to changes in existing technologies, either within or outside of the discrete semiconductor market, could materially delay development of new products, which could result in a decrease in our net sales and a loss of market share to our competitors. The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. This includes the development of new types of technology or the improvement of existing technologies, such as analog and digital technologies that compete with, or seek to replace discrete semiconductor technology. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and product enhancements on a timely and cost-effective basis. New products often command higher prices and, as a result, higher profit margins. We may not successfully identify new product opportunities or develop and bring new products to market or succeed in selling them into new customer applications in a timely and cost-effective manner.

Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive and, since we operate primarily in the discrete segment of the broader semiconductor industry, this may have a greater effect on us than it would if we were a broad-line semiconductor manufacturer with a wider range of product types and technologies. Many of our competitors are larger and more established international companies with greater engineering and research and development resources than us. Our failure to identify or capitalize on any fundamental shifts in technologies in our product markets, relative to our competitors, could harm our business, have a material adverse effect on our competitive position within our industry and harm our relationships with our customers. In addition, to remain competitive, we must continue to reduce package sizes, improve manufacturing yields and expand our sales. We may not be able to accomplish these goals, which could harm our business.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and reduction in our intellectual property rights.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted and may in the future assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded and may in the future demand that we license their patents and technology. Any litigation to determine the validity of allegations that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, or claims challenging the validity of our patents, regardless of its merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We may not prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling we could be required to:

➢	pay substantial damages for past, present and future use of the infringing technology;
➢	cease the manufacture, use or sale of infringing products;
➢	discontinue the use of infringing technology;
➢	expend significant resources to develop non-infringing technology;
➢	pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology;
➢	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all; or
➢	relinquish intellectual property rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable

We depend on third-party suppliers for timely deliveries of raw materials, parts and equipment, as well as finished products from other manufacturers, and our results of operations could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

Our manufacturing operations depend upon obtaining adequate supplies of raw materials, parts and equipment on a timely basis from third parties. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials, parts and equipment in a timely manner or if the costs of raw materials, parts or equipment were to increase significantly. Our business could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. Any interruption in, or change in quality of, the supply of raw materials, parts or equipment needed to manufacture our products could adversely affect our business and harm our results of operations and our reputation with our customers.

In addition, we sell finished products from other manufacturers. From time to time, such manufacturers may extend lead-times, limit supplies or increase prices due to capacity constraints or other factors. We have no long-term purchase contracts with any of these manufacturers and, therefore, have no contractual assurances of continued supply, pricing or access to finished products that we sell, and any such manufacturer could discontinue supplying to us at any time. Additionally, some of our suppliers of finished products or wafers compete directly with us and may in the future choose not to supply products to us.

If we do not succeed in continuing to vertically integrate our business, we will not realize the cost and other efficiencies we anticipate and our ability to compete, profit margins and results of operations may suffer.

We are continuing to vertically integrate our business. Key elements of this strategy include continuing to expand the reach of our sales organization, expand our manufacturing capacity, expand our wafer foundry and research and development capability and expand our marketing, product development, package development and assembly/testing operations in company-owned facilities or through the acquisition of established contractors. There are certain risks associated with our vertical integration strategy, including:

➢
difficulties associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories and limitations on the flexibility of controlling overhead;

➢	difficulties in continuing expansion of our operations in Asia and Europe, because of the distance from our U.S. headquarters and differing regulatory and cultural environments;
➢	the need for skills and techniques that are outside our traditional core expertise;
➢	less flexibility in shifting manufacturing or supply sources from one region to another;
➢	even when independent suppliers offer lower prices, we would continue to acquire wafers from our captive manufacturing facility, which may result in us having higher costs than our competitors;
➢	difficulties developing and implementing a successful research and development team; and
➢	difficulties developing, and gaining market acceptance of, our proprietary technology.

The risks of becoming a fully integrated manufacturer are amplified in an industry-wide slowdown because of the fixed costs associated with manufacturing facilities. In addition, we may not realize the cost, operating and other efficiencies that we expect from continued vertical integration. If we fail to successfully vertically integrate our business, our ability to compete, profit margins and results of operations may suffer.

Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations.

A significant part of our growth strategy involves acquiring companies with complementary product lines, customers or other capabilities. For example, in fiscal year 2000, we acquired FabTech, a wafer fabrication company, in order to have our own wafer manufacturing capabilities. While we do not currently have any agreements in place, or any active negotiations underway, with respect to any acquisition, we intend to continue to expand and diversify our operations by making further acquisitions. However, we may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:

➢	unexpected losses of key employees or customers of the acquired company;

➢	bringing the acquired company’s standards, processes, procedures and controls into conformance with our operations;

➢	coordinating our new product and process development;

➢	hiring additional management and other critical personnel;

➢	increasing the scope, geographic diversity and complexity of our operations;

➢	difficulties in consolidating facilities and transferring processes and know-how;

➢	difficulties in reducing costs of the acquired entity’s business;

➢	diversion of management’s attention from the management of our business; and

➢	adverse effects on existing business relationships with customers.

We are subject to many environmental laws and regulations that could affect our operations or result in significant expenses.

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process both in the United States where our wafer fabrication facility is located, and in China where our assembly, test and packaging facilities are located. Some of these regulations in the United States include the Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur such additional expenses, our product costs could significantly increase, materially affecting our business, financial condition and results of operations. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations. Our operations affected by such requirements include, among others: the disposal of wastewater containing residues from our manufacturing operations through publicly operated treatment works or sewer systems, and which may be subject to volume and chemical discharge limits and may also require discharge permits; and the use, storage and disposal of materials that may be classified as toxic or hazardous. Any of these may result in, or may have resulted in, environmental conditions for which we could be liable.

Some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on or emanating from our currently or formerly owned, leased or operated properties, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Such liability may also be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire share. In addition, the presence of environmental contamination could also interfere with ongoing operations or adversely affect our ability to sell or lease our properties. Environmental requirements may also limit our ability to identify suitable sites for new or expanded plants. Although we conduct environmental due diligence on properties that we operate, our diligence may not have revealed all environmental conditions on those properties. Discovery of additional contamination for which we are responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require us to incur additional costs for compliance or subject us to unexpected liabilities.

Our products may be found to be defective and, as a result, product liability claims may be asserted against us, which may harm our business and our reputation with our customers.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several cents, whereas the computer maker might sell the personal computer for several hundred dollars. Although we maintain rigorous quality control systems, we shipped over 7.5 billion individual semiconductor devices in 2004 to customers around the world, and in the ordinary course of our business we receive warranty claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. Although we currently have product liability insurance, we may not have sufficient insurance coverage, and we may not have sufficient resources, to satisfy all possible product liability claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business and reputation.

We may fail to attract or retain the qualified technical, sales, marketing and management personnel required to operate our business successfully.

Our future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with these skills is intense. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. For example, we have faced, and continue to face, intense competition for qualified technical and other personnel in Shanghai, China, where our assembly, test and packaging facilities are located. A number of U.S. and multi-national corporations, both in the semiconductor industry and in other industries, have recently established and are continuing to establish factories and plants in Shanghai, China and the competition for qualified personnel has increased significantly as a result. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to maintain our growth or achieve future growth and such growth may place a strain on our management and on our systems and resources.

Our ability to successfully grow our business within the discrete semiconductor market requires effective planning and management. Our past growth, and our targeted future growth, may place a significant strain on our management and on our systems and resources, including our financial and managerial controls, reporting systems and procedures. In addition, we will need to continue to train and manage our workforce worldwide. If we are unable to effectively plan and manage our growth effectively, our business and prospects will be harmed and we will not be able to maintain our profit growth or achieve future growth.

Our business may be adversely affected by obsolete inventories as a result of changes in demand for our products and change in life cycles of our products.

The life cycles of some of our products depend heavily upon the life cycles of the end products into which devices are designed. These types of end market products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. We may in the future be adversely affected by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end products into which our products are designed. In addition, some customers restrict how far back the date of manufacture for our products can be, and therefore some of our products inventory may become obsolete.

If OEMs do not design our products into their applications, a portion of our net sales may be adversely affected.

   We expect an increasingly significant portion of net sales will come from products we design specifically for our customers. However, we may be unable to achieve these design wins. In addition, a design win from a customer does not necessarily guarantee future sales to that customer. Without design wins from OEMs, we would only be able to sell our products to these OEMs as a second source, which usually means we are only able to sell a limited amount of product to them. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it is more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk to an OEM. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer and we may be unable to convert design into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products, if, for example, its own products are not commercially successful.

We rely heavily on our internal electronic information and communications systems, and any system outage could adversely affect our business and results of operations.

 All of our operations, other than FabTech, operate on a single technology platform. To manage our international operations efficiently and effectively, we rely heavily on our Enterprise Resource Planning (“ERP”) system, internal electronic information and communications systems and on systems or support services from third parties. Any of these systems are subject to electrical or telecommunications outages, computer hacking or other general system failure. Difficulties in upgrading or expanding our ERP system or system-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows.

We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses.

   We have credit facilities with U.S. and Asian financial institutions, as well as other debt instruments, with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of September 30, 2005, our outstanding interest-bearing debt was $12.8million. An increase of 1.0% in interest rates would increase our annual interest rate expense by approximately $128,000.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our common stock.

   Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. In connection with their audit of our financial statements for 2004, our independent registered public accounting firm identified one significant deficiency in our internal controls, as well as several other deficiencies including a need for additional accounting personnel. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

Terrorist attacks, or threats or occurrences of other terrorist activities whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

   Terrorist attacks, or threats or occurrences of other terrorist or related activities, whether in the United States or internationally, may affect the markets in which our common stock trades, the markets in which we operate and our profitability. Future terrorist or related activities could affect our domestic and international sales, disrupt our supply chains and impair our ability to produce and deliver our products. Such activities could affect our physical facilities or those of our suppliers or customers. Such terrorist attacks could cause ports or airports to or through which we ship to be shut down, thereby preventing the delivery of raw materials and finished goods to or from our manufacturing facilities in Shanghai, China or Kansas City, Missouri, or to our regional sales offices. Due to the broad and uncertain effects that terrorist attacks have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

Our international operations subject us to risks that could adversely affect our operations.

We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located overseas in China. In 2004 and in the nine months ended September 30, 2005, net sales to customers outside the United States represented 71.4% and 74.9%, respectively, of our net sales. There are risks inherent in doing business internationally, including:

➢	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

➢	compliance with trade or other laws in a variety of jurisdictions;

➢	trade restrictions, transportation delays, work stoppages, and economic and political instability;

➢	changes in import/export regulations, tariffs and freight rates;

➢	difficulties in collecting receivables and enforcing contracts;

➢	currency exchange rate fluctuations;

➢	restrictions on the transfer of funds from foreign subsidiaries to the United States;

➢	the possibility of international conflict, particularly between or among China and Taiwan and the United States;

➢	legal regulatory, political and cultural differences among the countries in which we do business; and

➢	longer customer payment terms.

Any or all of these factors could cause harm to our business.

We have significant operations and assets in China, Taiwan and Hong Kong and, as a result, will be subject to risks inherent in doing business in those jurisdictions, which may adversely affect our financial performance.

   We have a significant portion of our assets in mainland China, Taiwan and Hong Kong. Our ability to operate in China, Taiwan and Hong Kong may be adversely affected by changes in those jurisdictions’ laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations in China, Taiwan and Hong Kong are subject to the economic and political situation there. We believe that our operations in China, Taiwan and Hong Kong are in compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Changes in the political environment or government policies in those jurisdictions could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between or among China, Taiwan or Hong Kong and the United States could result in restrictions or prohibitions on our operations or the sale of our products or the forfeiture of our assets in these jurisdictions. There can be no certainty as to the application of the laws and regulations of these jurisdictions in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities, resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions. The possibility of political conflict between these countries or with the United States could have an adverse impact upon our ability to transact business in these jurisdictions and to generate profits.

 We are subject to foreign currency risk as a result of our international operations.

   We face exposure to adverse movements in foreign currency exchange rates, primarily to some Asian currencies and, to a lesser extent, the Euro. For example, many of our employees, who are located in China are paid in the Chinese Yuan and, accordingly, an increase in the value of the Yuan compared to the U.S. dollar could increase our operating expenses. In addition, we sell our products in various currencies and, accordingly, a decline in the value of any such currency against the U.S. dollar, which is our primary functional currency, could create a decrease in our net sales. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results. These currencies are principally the Chinese Yuan, the Taiwanese dollar, the Japanese Yen, the Euro and the Hong Kong dollar. The Chinese government has recently taken action to permit the Yuan to U.S. dollar exchange rate to fluctuate, which may exacerbate our exposure to foreign currency risk and harm our results of operations. Currently, we do not employ hedging techniques designed to mitigate foreign currency exposures and, therefore, we could experience currency losses as these currencies fluctuate against the U.S. dollar.

We may not continue to receive preferential tax treatment in China, thereby increasing our income tax expense and reducing our net income.

 As an incentive for establishing our first Shanghai-based manufacturing subsidiary, which we refer to as Diodes-China, in 1996 and in accordance with the taxation policies of China, Diodes-China, received preferential tax treatment for the years ended December 31, 1996 through 2004 and the nine months ended September 30, 2005.

Diodes-China is located in the Songjiang district, where the standard central government tax rate is 24.0%. However, as an incentive for establishing Diodes-China, the earnings of Diodes-China were subject to a 0% tax rate by the central government from 1996 through 2000, and to a 12.0% tax rate from 2001 through 2004. For 2005 and future years, Diodes-China’s earnings will continue to be subject to a 12.0% tax rate provided it exports at least 70.0% of its net sales. In addition, due to a $18.5 million permanent re-investment of Diodes-China earnings in 2004, Diodes-China has applied to the Chinese government for additional preferential tax treatment on earnings that are generated by this $18.5 million investment. If approved, those earnings will be exempted from central government income tax for two years, and then subject to a 12.0% tax rate for the following three years.

In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China the local government waived this tax from 1996 through the first nine months of 2005. Management expects this tax to be waived for at least the remainder of 2005, however, the local government can re-impose this tax at any time in its discretion.

In 2004, we established our second Shanghai-based manufacturing facility, Diodes-Shanghai, located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government standard tax rate is 15.0%. There is no local government tax. During 2004, Diodes-Shanghai earnings were subject to the standard 15.0% central government tax rate. As an incentive for establishing Diodes-Shanghai, for 2005 and 2006 the earnings of Diodes-Shanghai are exempted from central government income tax, and for the years 2007 through 2009 its earnings will be subject to a 7.5% tax rate. From 2010 onward, provided that Diodes-Shanghai exports over 70.0% of its net sales, its earnings will be subject to a 10.0% tax rate.

   We may not be able to continue receiving this preferential tax treatment, which may cause an increase in our income tax expense, thereby reducing our net income.

The distribution of any earnings of our foreign subsidiaries to the United States may be subject to U.S. income taxes, thus reducing our net income.

   We are currently planning, and may in the future plan, to distribute earnings of our foreign subsidiaries from Asia to the United States. We may be required to pay U.S. income taxes on these earnings to the extent we have not previously recorded deferred U.S. taxes on such earnings. Any such taxes would reduce our net income in the period in which these earnings are distributed.

On October 22, 2004, the American Jobs Creation Act, or AJCA, was signed into law. Among other items, the AJCA establishes a phased repeal of the extraterritorial income exclusion, a new incentive tax deduction for U.S. corporations to repatriate cash from foreign subsidiaries equal to 85.0% of cash dividends received in the year elected that exceeds a base-period amount, and significantly revises the taxation of U.S. companies doing business abroad.

In December 2004, we estimated that we would repatriate a minimum of $8.0 million of cash from our subsidiaries in China and Hong Kong under the AJCA, and recorded a corresponding income tax expense in 2004 of approximately $1.3 million. Under the AJCA guidelines, we are developing a domestic reinvestment plan, covering items such as our U.S. credit agreement repayment, U.S. capital expenditures and U.S. research and development activities, among others, to utilize the $8.0 million dividend repatriation. In addition, we are completing a quantitative analysis of the benefits of the AJCA, the foreign tax credit implications, and state and local tax consequences of a dividend from our foreign subsidiaries to us, to maximize the tax benefits of such a dividend in 2005. In the nine months ended September 30, 2005, we accrued $770,000 for U.S. taxes in connection with a potential increase in the planned $8.0 million dividend to be received from our Asian subsidiaries in accordance with the AJCA. We are currently evaluating the benefits of further increasing the dividend, including the additional associated income tax expense.

We are also evaluating the need to provide additional deferred taxes for the future earnings of Diodes-China, Diodes-Shanghai and Diodes-Hong Kong, to the extent such earnings may be appropriated for distribution to us in the United States, and as further investment strategies with respect to foreign earnings are determined. Should our U.S. cash requirements exceed the cash that is available to us from our U.S. operations or under our U.S. credit facilities, cash can be obtained from our foreign subsidiaries. However, the distribution of unappropriated funds to the United States in excess of that which has already been taxed in the United States will require the recording of U.S. federal and state income tax by the U.S. entity receiving such funds, thus reducing our net income in the period any such distribution is made.

RISKS RELATED TO OUR COMMON STOCK

Variations in our quarterly operating results may cause our stock price to be volatile.

We may experience, substantial variations in net sales and operating results from quarter to quarter. We believe that the factors that influence this variability of quarterly results include:

➢	general economic conditions in the countries where we sell our products;

➢	seasonality and variability in the computing and communications market and our other end markets;

➢	the timing of our and our competitors’ new product introductions;

➢	product obsolescence;

➢	the scheduling, rescheduling and cancellation of large orders by our customers;

➢	the cyclical nature of demand for our customers’ products;

➢	our ability to develop new process technologies and achieve volume production at our fabrication facilities;

➢	changes in manufacturing yields;

➢	adverse movements in exchange rates, interest rates or tax rates; and

➢	the availability of adequate supply commitments from our outside suppliers or subcontractors.

Accordingly, a comparison of our results of operations from period to period is not necessarily meaningful to investors and our results of operations for any period do not necessarily indicate future performance. Variations in our quarterly results may trigger volatile changes in our stock price.

We may enter into future acquisitions and take certain actions in connection with such acquisitions that could affect the price of our common stock.

As part of our growth strategy, we expect to review acquisition prospects that would implement our vertical integration strategy or offer other growth opportunities. While we have no current agreements and no active negotiations underway with respect to any acquisitions, we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

➢	use a significant portion of our available cash;

➢	issue equity securities, which would dilute current stockholders’ percentage ownership;

➢	incur substantial debt;

➢	incur or assume contingent liabilities, known or unknown;

➢	incur amortization expenses related to intangibles; and

➢	incur large, immediate accounting write-offs.

Such actions by us could harm our results from operations and adversely affect the price of our common stock.

Our directors, executive officers and significant stockholders hold a substantial portion of our common stock, which may lead to conflicts with other stockholders over corporate transactions and other corporate matters.

   Our directors, executive officers and our affiliate, LSC, beneficially own approximately 32% of our outstanding common stock, including options to purchase shares of our common stock that are exercisable within 60 days of September 30, 2005. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our common stock.

   Lite-On Semiconductor, our largest stockholder, owns approximately 23.5% of our common stock. Some of our directors and executive officers may have potential conflicts of interest because of their positions with LSC or their ownership of LSC common stock. Some of our directors are LSC directors and officers, and our non-employee Chairman of our Board of Directors is Chairman of the board of LSC. Several of our directors and executive officers own LSC common stock and hold options to purchase LSC common stock. Service on our Board of Directors and as a director or officer of LSC, or ownership of LSC common stock by our directors and executive officers, could create, or appear to create, actual or potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and LSC. For example, potential conflicts could arise in connection with decisions involving the common stock issued to LSC, or under the other agreements we may enter into with LSC. In 2004 and the nine months ended September 30, 2005, LSC was our largest external supplier of discrete semiconductor products for subsequent sale by us. In 2004 and the nine months ended September 30, 2005, approximately 17.2% and 14.7%, respectively, of our net sales were from products manufactured by LSC. In addition to being our largest external supplier of finished products in each of these periods, we sold silicon wafers to LSC totaling 9.9% and 9.5%, respectively, of our net sales during such periods, making LSC our largest customer.

We may have difficulty resolving any potential conflicts of interest with LSC, and even if we do, the resolution may be less favorable than if we were dealing with an entirely unrelated third party.

Our early corporate records are incomplete. As a result, we may have difficulty in assessing and defending against claims relating to rights to our common stock purporting to arise during periods for which our records are incomplete.

   We were formed in 1959 under the laws of California and reincorporated in Delaware in 1969. We have had several transfer agents over the past 45 years. In addition, our early corporate records, including our stock ledger, are incomplete. As a result, we may have difficulty in assessing and defending against claims relating to rights to our common stock purporting to arise during periods for which our records are incomplete.

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

Item 6. Exhibits

3.1
Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-127833) filed on September 8, 2005).

3.2	Amended Bylaws of the Company dated August 14, 1987 (incorporated by reference to Exhibit to Form 10-K filed with the Commission for fiscal year ended April 30, 1988).

10.1*	Employment Agreement dated as of August 29, 2005, between the Company and Keh-Shew Lu (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed onSeptember 2, 2005).

10.2*
Employment Agreement dated as of August 29, 2005, between the Company and Mark A. King (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed onSeptember 2, 2005).

10.3*	Employment Agreement dated as of August 29, 2005, between the Company and Joseph Liu (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.4*
Employment Agreement dated as of August 29, 2005, between the Company and Carl C. Wertz (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed onSeptember 2, 2005).

10.5*
Form of Indemnification Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.6
Second Amendment to Amended and Restated Credit Agreement dated as of August 29, 2005,between Diodes Incorporated and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.59 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.7
Covenant Agreement dated as of August 29, 2005, between FabTech, Inc. and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.60 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.8
Revolving Note dated as of August 29, 2005, of Diodes Incorporated payable to Union Bank of California, N.A. (incorporated by reference to Exhibit 10.61 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.9
Term Note dated as of August 29, 2005, of FabTech, Inc. payable to Union Bank of California, N.A. (incorporated by reference to Exhibit 10.62 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.10
Security Agreement dated as of February 27, 2003, between the Company and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.63 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.11
Security Agreement dated as of February 27, 2003, between FabTech, Inc. and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.64 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.12
Continuing Guaranty dated as of December 1, 2000, between the Company and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.65 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.13
Continuing Guaranty dated as of December 1, 2000, between FabTech, Inc. and Union Bank ofCalifornia, N.A. (incorporated by reference to Exhibit 10.66 of the Company's Current Report on Form 8-K filed on September 2, 2005).

11	Computation of Earnings Per Share

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ Carl C. Wertz CARL C. WERTZ Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)	November 9, 2005

INDEX TO EXHIBITS

3.1
Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-127833) filed on September 8, 2005).

3.2	Amended Bylaws of the Company dated August 14, 1987 (incorporated by reference to Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1988).

10.1*
Employment Agreement dated as of August 29, 2005, between the Company and Keh-Shew Lu (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.2*
Employment Agreement dated as of August 29, 2005, between the Company and Mark A. King (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.3*	Employment Agreement dated as of August 29, 2005, between the Company and Joseph Liu (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.4*
Employment Agreement dated as of August 29, 2005, between the Company and Carl C. Wertz (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.5*
Form of Indemnification Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.6
Second Amendment to Amended and Restated Credit Agreement dated as of August 29, 2005, between Diodes Incorporated and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.59 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.7
Covenant Agreement dated as of August 29, 2005, between FabTech, Inc. and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.60 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.8
Revolving Note dated as of August 29, 2005, of Diodes Incorporated payable to Union Bank of California, N.A. (incorporated by reference to Exhibit 10.61 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.9
Term Note dated as of August 29, 2005, of FabTech, Inc. payable to Union Bank of California, N.A. (incorporated by reference to Exhibit 10.62 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.10
Security Agreement dated as of February 27, 2003, between the Company and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.63 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.11
Security Agreement dated as of February 27, 2003, between FabTech, Inc. and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.64 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.12
Continuing Guaranty dated as of December 1, 2000, between the Company and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.65 of the Company's Current Report on Form 8-K filed on September 2, 2005).

10.13
Continuing Guaranty dated as of December 1, 2000, between FabTech, Inc. and Union Bank of California, N.A. (incorporated by reference to Exhibit 10.66 of the Company's Current Report on Form 8-K filed on September 2, 2005).

11	Computation of Earnings Per Share

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed