Form 10-K
period 2005-12-31
DIODES INC /DEL/
filed 2006-03-15
CIK 29002

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See Definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                   Accelerated filer ☒                   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 12,692,093 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $20.80 per share of the Common Stock on the Nasdaq National Market on June 30, 2005, the last business day of the registrant’s most recently completed second quarter, was approximately $263,995,540. The number of shares of the registrant’s Common Stock outstanding as of March 8, 2006 was 25,474,913.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 annual meeting of stockholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2005.

PART I

Item 1.  Business

GENERAL

We are a global supplier of discrete and analog semiconductor products. We design, manufacture and market these semiconductors focused on diverse end-use applications in the consumer electronics, computing, industrial, communications and automotive sectors. Discrete semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device. We believe that our focus on discrete and analog semiconductors provides us with a meaningful competitive advantage relative to broadline semiconductor companies that provide a wider range of semiconductor products.

Our portfolio of discrete and analog semiconductors addresses the design needs of many advanced electronic devices including high-volume consumer devices such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We believe that we have particular strength in designing innovative surface-mount discrete semiconductors for applications with critical need to minimize product size while maximizing power efficiency and overall performance, and at a lower cost than alternative solutions. Our product portfolio includes over 4,000 products, and we shipped approximately 7.5 billion units in 2004 and approximately 10.2 billion units in 2005.

We serve over 150 direct customers worldwide, which consist of original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers. Additionally, we have 17 distributor customers worldwide, through which we indirectly serve over 10,000 customers. Our customers include: (i) industry leading OEMs, in a broad range of industries, such as Bose Corporation, Honeywell International, Inc., LG Electronics, Inc., Logitech, Inc., Motorola, Inc., Quanta Computer, Inc., Sagem Communication, Samsung Electronics Co., Ltd. and Thompson, Inc.; (ii) leading EMS providers such as Celestica, Inc., Flextronics International, Ltd., Hon Hai Precision Industry Co., Ltd., Inventec Corporation, Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation who build end-market products incorporating our semiconductors for companies such as Apple Computer, Inc., Cisco Systems, Inc., Dell, Inc., EMC Corporation, Intel Corporation, Microsoft Corporation and Roche Diagnostics; and (iii) leading distributors, such as Arrow Electronics, Inc., Avnet, Inc., Future Electronics and Yosun Industrial Corp. For 2004 and 2005, our OEM and EMS customers together accounted for 66.3% and 69.5%, respectively, of our net sales.

We are headquartered in Westlake Village, California, near Los Angeles. We have two manufacturing facilities located in Shanghai, China, and our wafer fabrication facility is in Kansas City, Missouri; and our sales and marketing and logistical centers are located in Taipei, Taiwan; Shanghai and Shenzhen, China; and Hong Kong. We also have regional sales offices and/or representatives in: Derbyshire, England; Toulouse, France; Frankfurt, Germany; and in various cities throughout the United States. From 1998 to 2005, our net sales grew from $60.1 million to $214.8 million, representing a compound annual growth rate of 20.0%.

The diagram below shows the entities through which we conduct our business and the principal services provided by each entity.

(1)	5% owned by Keylink International.

As part of our growth strategy, in December 2005, we announced the acquisition of Anachip, a fabless Taiwanese semiconductor company focused on analog ICs designed for specific applications. See “Our Strategy” for more discussion of the Anachip acquisition.

SEGMENT FINANCIAL INFORMATION

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Operations, Senior Vice President of Sales and Marketing, and Vice President, Asia Sales. We operate in a single segment, discrete semiconductor devices, through our various manufacturing and distribution facilities.

Our operations include the domestic operations (Diodes, Inc. and FabTech) located in the United States and the Asian operations (Diodes-Taiwan located in Taipei, Taiwan, Diodes-China and Diodes-Shanghai both located in Shanghai, China, and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations are consolidated into the domestic (North America) operations. Information about our net revenues, assets and property, plant and equipment is included in Note 11 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

OUR INDUSTRY

Semiconductors are critical components used in the manufacture of an increasing variety of electronic products and systems. Since the invention of the transistor in 1948, continuous improvements in semiconductor processes and design technologies have led to smaller, more complex and more reliable devices at a lower cost per function. The availability of low-cost semiconductors together with increased customer demand for sophisticated electronic systems has led to the proliferation of semiconductors in diverse end-use applications in the consumer electronics, computing, industrial, communications and automotive sectors. These factors have also led to an increase in the total number of semiconductor components in individual electronic systems and an increase in value of these components as a percentage of the total cost of the electronic systems in which they are incorporated.

OUR COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Flexible, scalable and cost-effective manufacturing -- Our manufacturing operations are a core element of our success and we have designed our manufacturing base to allow us to respond quickly to changes in demand trends in the end-markets we serve. For example, we have structured our Shanghai assembly, test and packaging facilities to enable us to rapidly and efficiently add capacity and adjust product mix to meet shifts in customer demand and overall market trends. As a result, for the past three years we have operated our Shanghai facilities at near full capacity, while at the same time significantly expanding that capacity. Additionally, the Shanghai location of our manufacturing operations provides us with access to a highly-skilled workforce at a low overall cost base while enabling us to better serve our leading customers, many of which are located in Asia.

Integrated packaging expertise -- We believe that we have particular expertise in designing and manufacturing innovative and proprietary packaging solutions that integrate multiple separate discrete elements into a single semiconductor product called an array. Our ability to design and manufacture highly integrated discrete semiconductor solutions provides our customers with products of equivalent functionality with fewer individual parts, and at lower overall cost, than alternative products. For example, one of our leading diode array products integrates eight discrete elements into a single highly miniaturized package that provides four times the functionality, with less than 20% of the space requirements of the previous solution. This combination of integration, functionality and miniaturization makes our products well suited for high-volume consumer applications such as digital audio players, notebook computers and digital cameras.

Broad customer base and diverse end-markets -- Our customers include leading OEMs such as Bose Corporation, Honeywell International, Inc., LG Electronics, Inc., Logitech, Inc., Motorola, Inc., Quanta Computer, Inc., Sagem Communication, Samsung Electronics Co., Ltd. and Thompson, Inc., as well as leading EMS providers such as Celestica, Inc., Flextronics International, Ltd., Hon Hai Precision Industry Co., Ltd., Inventec Corporation, Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation. Overall, we serve over 150 direct customers and over 10,000 additional customers through our distributors, including leading distributors such as Arrow Electronics, Inc., Avnet, Inc., Future Electronics and Yosun Industrial Corp. Our products are ultimately used in end-products in a large number of markets served by our broad base of customers, which we believe makes us less dependent on either specific customers or specific end-use applications.

Customer focused product development -- Close collaboration with our customers and a high degree of customer service are essential elements of our business. We believe focusing on dependable delivery of semiconductor solutions tailored to specific end-user applications, has fostered deep customer relationships and created a key competitive advantage for us in the highly fragmented discrete semiconductor marketplace. We believe our close relationships with our OEM and EMS customers have provided us with deeper insight into our customers’ product needs. This results in differentiation in our product designs and often provides us with insight into additional opportunities for new design wins in our customers’ products.

Management continuity and experience -- We believe that the continuity of our management team is a critical competitive strength. The five members of our senior management team have an average of over 12 years of service at Diodes and the length of their service with us has created significant institutional insight into our markets, our customers and our operations. In June 2005, we appointed Dr. Keh-Shew Lu as President and Chief Executive Officer. Dr. Lu has served as a director of Diodes since 2001 and has 30 years of relevant industry experience. Dr. Lu began his career at Texas Instruments, Inc. in 1974 and retired in 2001 as Senior Vice President and General Manager of Worldwide Analog, Mixed-Signal and Logic Products. Our Chief Financial Officer, Carl Wertz, has been employed by us since 1993 and has over 20 years of financial experience in manufacturing and distribution industries. Joseph Liu, our Senior Vice President, Operations, joined us in 1990 and has over 30 years of relevant industry experience having started his career in 1971 at Texas Instruments. Similarly, Mark King, our Senior Vice President of Sales and Marketing, has been employed by us since 1991, as has Steven Ho, our Vice President of Asia Sales.

OUR STRATEGY

Our strategy is to continue to enhance our position as a global supplier of discrete semiconductor products, and to add analog IC capabilities, which compliment our current capabilities to the markets we serve, such as power management. The principal elements of this strategy include the following:

Continue to rapidly introduce innovative discrete and analog semiconductor products -- We intend to maintain our rapid pace of new discrete product introductions, especially for high-volume, growth applications with short design cycles, such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras, set-top boxes and other consumer electronics and computing devices. During 2005, we introduced 231 new devices in 32 different product families and achieved new design wins with over 100 OEMs. We believe that continued introduction of new and differentiated product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace.

Expand our available market opportunities -- We intend to aggressively maximize our opportunities in the discrete and analog semiconductor market as well as in related markets where we can apply our semiconductor design and manufacturing expertise. A key element of this is leveraging our highly integrated packaging expertise through our Application Specific Multi-Chip Circuit (ASMCC) product platform, which consists of standard arrays, function specific arrays and end-equipment specific arrays. We intend to achieve this by:

➢
Continuing to focus on increasing packaging integration, particularly with our existing standard array and customer-specific array products, in order to achieve products with increased circuit density, reduced component count and lower overall product cost;

➢
Expanding existing products and developing new products in our function specific array lines, which combine multiple discrete semiconductor components to achieve specific common electronic device functionality at a low cost; and

➢
Developing new product lines, which we refer to as end-equipment specific arrays, which combine discrete components with logic and/or standard analog circuits to provide system-level solutions for high-volume, high-growth applications.

Maintain intense customer focus -- We intend to strengthen and deepen our customer relationships. We believe that continued focus on customer service would increase our net sales, operating performance and overall market share. To accomplish this, we intend to continue to closely collaborate with our customers to design products that meet their specific needs. A critical element of this strategy is to continue to further reduce our design cycle time in order to quickly provide our customers with innovative products. Additionally, to support our customer-focused strategy, we are continuing to expand our sales force and field application engineers, particularly in Asia and Europe.

Enhance cost competitiveness -- A key element of our success is our overall low-cost base. While we believe that our Shanghai manufacturing facilities are among the most efficient in the industry, we will continue to refine our proprietary manufacturing processes and technology to achieve additional cost efficiencies. Additionally, we intend to continue to operate our facilities at high utilization rates and to increase product yields in order to achieve meaningful economies of scale.

Pursue selective strategic acquisitions -- As part of our strategy to expand our discrete and analog semiconductor product offerings and to maximize our market opportunities, we may acquire discrete, analog or mixed-signal technologies, product lines or companies in order to support our ASMCC product platform and enhance our standard and new product offerings.

As part of our growth strategy, in December 2005, we announced the acquisition of Anachip, a fabless Taiwanese semiconductor company focused on analog ICs designed for specific applications, and headquartered in the Hsinchu Science Park in Taiwan. This acquisition, which closed on January 10, 2006, fits in the center of our long-term strategy. Anachip’s main product focus is Power Management ICs. The analog devices they produce are used in LCD monitor/TV's, wireless LAN 802.11 access points, brushless DC motor fans, portable DVD players, datacom devices, ADSL modems, TV/satellite set-top boxes, and power supplies. Anachip brings a design team with strong capabilities in a range of targeted analog and power management technologies.

FOLLOW-ON PUBLIC OFFERING

During 2005, we sold 2,125,000 shares of our Common Stock in a follow-on public offering, raising approximately $71.7 million (net of commissions and expenses). We used approximately $30 million of the net proceeds in connection with the Anachip acquisition and we intend to use the remaining net proceeds from this offering for working capital and other general corporate purposes, including acquisitions.

OUR PRODUCTS

Our product portfolio includes over 4,000 products that are designed for use in high-volume consumer devices such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We target and serve end-equipment market segments that we believe have higher growth rates than the overall semiconductor industry.

Our broad product line includes:

➢
Discrete semiconductor products, including performance Schottky rectifiers; performance Schottky diodes; Zener diodes and performance Zener diodes, including tight tolerance and low operating current types; standard, fast, super-fast and ultra-fast recovery rectifiers; bridge rectifiers; switching diodes; small signal bipolar transistors; prebiased transistors; MOSFETs; and transient voltage suppressors;

➢	Complex high-density diode, transistor and mixed technology arrays, in multi-pin ultra-miniature surface-mount packages, including customer specific and function specific arrays;

➢	Silicon wafers used in manufacturing these products; and

➢	Analog and mixed-signal devices through our recent Anachip acquisition

Our discrete semiconductor products are an essential building-block of electronic circuit design and are available in thousands of permutations varying according to voltage, current, power handling capability and switching speed.

Our complex diode and transistor arrays help bridge the gap between discrete semiconductors and integrated circuits. Arrays consist of multiple discrete semiconductor devices housed in a single package. Our discrete surface-mount devices, which are components that can be attached to the surface of a substrate with solder, target end-equipment categories with critical needs to minimize size while maintaining power efficiency and performance.

The following table lists the end-markets and some of the applications in which our products are used:

End Markets	Approximate percentage of our net sales for the year ended December 31, 2005	End product applications
Consumer Electronics	38%	Set-top boxes, game consoles, digital audio players, digital cameras, mobile handsets, flat-panel displays, personal medical devices
Computing	34%	Notebooks, flat-panel monitors, motherboards, PDAs, multi-function printers, servers, network interface cards, hard disk drives
Industrial	17%	Ballast lighting, power supplies, DC-DC conversion, security/access systems, motor controls, HVAC
Communications	7%	Gateways, routers, switches, hubs, fiber optics, DSL, cable and standard modems, networking (wireless, ethernet, power/phone line	)
Automotives	4%	Comfort controls, audio/video players, GPS navigation, safety, security, satellite radios, engine controls, HID lighting

PRODUCT PACKAGING

Our device packaging technology includes a wide variety of surface-mount and leaded types. Our focus on the development of smaller, more thermally efficient, and increasingly integrated packaging, is an important component of our product development. We provide a comprehensive offering of miniature and sub-miniature packaging, enabling us to fit discrete components into smaller and more efficient packages, while maintaining the same device functionality and power handling capabilities. Smaller packaging provides a reduction in the height and weight of, and in the board space required for, our components and is well suited for battery-powered, hand-held and wireless consumer applications such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes.

CUSTOMERS

We serve over 150 direct customers worldwide, which consist of OEMs and EMS providers. Additionally, we have 17 distributor customers worldwide, through which we indirectly serve over 10,000 customers. Our customers include: (i) industry leading OEMs in a broad range of industries, such as Bose Corporation, Honeywell International, Inc., LG Electronics, Inc., Logitech, Inc., Motorola, Inc., Quanta Computer, Inc., Sagem Communication, Samsung Electronics Co., Ltd. and Thompson, Inc.; (ii) leading EMS providers, such as Celestica, Inc., Flextronics International, Ltd., Hon Hai Precision Industry Co., Ltd., Inventec Corporation, Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation, who build end-market products incorporating our semiconductors for companies such as Apple Computer, Inc., Cisco Systems, Inc., Dell, Inc., EMC Corporation, Intel Corporation, Microsoft Corporation and Roche Diagnostics; and (iii) leading distributors such as Arrow Electronics, Inc., Avnet, Inc., Future Electronics and Yosun Industrial Corp. For 2004 and 2005, our OEM and EMS customers together accounted for 66.3% and 69.5%, respectively, of our net sales.

For the year ended December 31, 2004 and December 31, 2005, Lite-On Semiconductor Corporation (LSC), which is also our largest stockholder, (owning approximately 22.9% of our Common Stock as of December 31, 2005), accounted for approximately 11.1% and 9.6%, respectively, of our net sales. Additionally, other members of The Lite-On Group of companies accounted for 3.3% and 4.2% of our net sales, respectively, in 2004 and 2005. No other customer accounted for 10% or more of our net sales in 2004 and 2005. Also, 17.2% and 14.7% of our net sales were from the subsequent sale of products we purchased from LSC in 2004 and 2005, respectively. We believe each member of The Lite On Group of companies makes independent purchasing decisions.

We believe that our close relationships with our OEM and EMS customers have provided us with deeper insight into our customers’ product needs than other manufacturers who we believe depend to a greater extent on indirect sales through distributors. In addition to seeking to expand relationships with our existing customers, our strategy is to pursue new customers and diversify our customer base by focusing on leading global consumer electronics companies and their EMS providers and distributors.

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, our standard warranty extends for a period of one year from the date of shipment. Warranty expense to date has not been significant. Generally, our customers may cancel orders on short notice without incurring a significant penalty.

Many of our customers are based in Asia. Net sales by country consists of sales to customers assigned to that country based on the country to which the product is shipped. For the year ended December 31, 2005, 31.7%, 27.9%, 25.6% and 14.8% of our net sales were derived from China, Taiwan, the United States and all other markets, respectively, compared to 23.9%, 27.3%, 28.7% and 20.1%, respectively for 2004.

SALES AND MARKETING

We market and sell our products worldwide through a combination of direct sales and marketing personnel, independent sales representatives and distributors. We have direct sales personnel in the United States, United Kingdom, France, Germany, Taiwan and China. We also have independent sales representatives in the United States, Japan, Korea, and Europe. We currently have distributors in the United States, Europe and Asia.

As of December 31, 2005, our direct global sales and marketing organization consisted of over 90 employees operating out of 14 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai and Shenzhen, China; Hong Kong; Derbyshire, England; Toulouse, France; Frankfurt, Germany; and we have five regional sales offices in the United States. As of December 31, 2005, we also had 25 independent sales representative firms marketing our products.
Our marketing group focuses on our product strategy, product development road map, new product introduction process, demand assessment and competitive analysis. Our marketing programs include participation in industry tradeshows, technical conferences and technology seminars, sales training and public relations. The marketing group works closely with our sales and research and development groups to align our product development road map. The marketing group coordinates its efforts with our product development, operations and sales groups, as well as with our customers, sales representatives and distributors. We support our customers through our field application engineering and customer support organizations.

To support our global customer-base, our website is language-selectable into English, Chinese, and Korean, giving us an effective marketing tool for worldwide markets. With its extensive online product catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website provides easy access to our worldwide sales contacts and customer support, and incorporates a distributor-inventory check to provide component inventory availability and a small order desk for overnight sample fulfillment. Our website also provides access to investor financial information and our corporate governance information.

MANUFACTURING OPERATIONS AND FACILITIES

We operate three manufacturing facilities, two of which are located in Shanghai, China. The third is located in Kansas City, Missouri. Our facilities in Shanghai perform packaging, assembly and testing functions, and our Kansas City facility is a 5-inch wafer foundry.

As of December 31, 2005, we had invested approximately $95.7 million in plant and state-of-the-art equipment in China. Both of our Chinese factories manufacture product for sale by our U.S. and Asian operations, and also sell to external customers as well. Silicon wafers are received and inspected in a highly controlled “clean room” environment awaiting the assembly operation. At the first step of assembly, the wafers are sawn with very thin, high speed diamond blades into tiny semiconductor “dice”, numbering as many as 170,000 per 5-inch diameter wafer. Dice are then loaded onto a handler, which automatically places the dice, one by one, onto lead frames, which are package specific, where they are bonded to the lead-frame pad. Next, automatic wire bonders make the necessary electrical connections from the die to the leads of the lead-frame, using micro-thin gold wire. Our fully automated assembly machinery then molds the epoxy case around the die and lead-frame to produce the desired semiconductor product. After a trim, form, test, mark and re-test operation, the parts are placed into special carrier housings and a cover tape seals the parts in place. The taped parts are then spooled onto reels and boxed for shipment.

Our manufacturing processes use many raw materials, including silicon wafers, copper lead frames, gold wire and other metals, molding compound, ceramic packages and various chemicals and gases. We have no material agreements with any of our suppliers that impose minimum or continuing supply obligations. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

In the United States, our corporate headquarters are located in a leased facility in Westlake Village, California, approximately 30 miles from Los Angeles. We also lease or own properties around the world for use as sales offices, research and development labs, warehouses and logistic centers. The size and/or location of these properties change from time to time based on business requirements. Our current properties are as follows:

		Approximate
Location	Use	size (sq. ft.)

Westlake Village, CA	Global headquarters, warehouse	30,900

Manufacturing:

Shanghai, China (Plant 1)	Manufacturing (packaging, assembly and test), research and development, engineering	145,300
Shanghai, China (Plant 2)	Manufacturing (packaging, assembly and test) research and development, engineering	74,300

Kansas City, MO	Wafer fabrication (5”), research and development, engineering, sales and marketing	70,000
Others:
Taipei, Taiwan	Warehouse	9,000
Taipei, Taiwan	Sales and administrative offices	7,000
Shanghai, China	Regional offices	*
Shenzhen, China	Regional offices	*
Kowloon, Hong Kong	Sales, warehousing and logistics office	*
Toulouse, France	Regional sales office	*
Amherst, NH	Regional sales office	*
Lemont, IL	Regional sales office	*
Fountain Valley, CA	Regional sales office	*
Brookline, NH	Regional sales office	*

* Less than 1,000 square feet.

BACKLOG

The amount of backlog to be shipped during any period is dependent upon various factors, and all orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally booked from one to twelve months in advance of delivery. The rate of booking of new orders can vary significantly from month to month. We, and the industry as a whole, are experiencing a trend towards shorter lead-times. The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, we believe that the amount of our backlog at any date is not a particularly useful measure of our future sales. We strive to maintain proper inventory levels to support our customers’ just-in-time order expectations.

PATENTS, TRADEMARKS AND LICENSES

Although patents and trademarks have not been material to our business to date, they may become more significant in the future, particularly as they relate to our packaging and analog technologies.

Currently, we do not license our patents or products. We do, however, license certain product technology from other companies, but we do not consider any of the licensed technology to be material in terms of royalties. We believe the duration and other terms of the licenses are appropriate for our current needs.

COMPETITION

Numerous semiconductor manufacturers and distributors serve the discrete semiconductor components market, making competition intense. Some of our larger competitors include Fairchild Semiconductor Corporation, Infineon Technologies A.G., International Rectifier Corporation, ON Semiconductor Corporation, Philips Electronics N.V., Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc., many of which have greater financial, marketing, distribution and other resources than us. Accordingly, in response to market conditions, we from time to time may reposition product lines or decrease prices, which may affect our sales of, and profit margins on, such product lines. The price and quality of the product, and our ability to design products and deliver customer service in keeping with the customers’ needs, determine the competitiveness of our products. We believe that our product focus and our flexibility and ability to quickly adapt to customer needs affords us competitive advantages. Nevertheless, we expect that competition with larger rivals will continue to be a challenge.

ENGINEERING AND RESEARCH AND DEVELOPMENT

Our engineering and research and development groups consist of customer and applications engineers and product development engineers who assist in determining the direction of our future product lines. Their primary function is to work closely with market-leading customers to further refine, expand and improve our product range within our product types and packages. In addition, customer requirements and acceptance of new package types are assessed and new, higher-density and more energy-efficient packages are developed to satisfy customers’ needs. Working with customers to integrate multiple types of technologies within the same package, our applications engineers strive to reduce the required number of components and, thus, circuit board size requirements of a device, while increasing the functionality of the component technology.

Product engineers work directly with our semiconductor wafer design and process engineers who craft die designs needed for products that precisely match our customers’ requirements. Direct contact with our manufacturing facilities allows the manufacturing of products that are in line with current technical requirements. We have the capability to capture the customer’s electrical and packaging requirements through their product development engineers, and then transfer those requirements to our research and development and engineering department, so that the customer’s requirements can be translated, designed, and manufactured with full control, even to the elemental silicon level.

For the years ended December 31, 2004 and 2005, investment in research and development was $3.4 million and $3.7 million, respectively. As a percentage of net sales, research and development expense was 1.8% and 1.7% for 2004 and 2005, respectively. We anticipate research and development in absolute dollars and as a percentage of net sales to increase as we further develop proprietary technology.

EMPLOYEES

As of December 31, 2005, we employed a total of 1,621 employees, of which 1,322 of our employees were in Asia, 293 were in the United States and six were in Europe. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be good.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process both in the United States where our wafer fabrication facility is located, and in China where our assembly, test and packaging facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. As of December 31, 2005, there were no known environmental claims or recorded liabilities.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We conduct business with two related party companies, LSC (and its subsidiaries and affiliates) and Keylink International (formerly Xing International) (and its subsidiaries). LSC is our largest stockholder and owned 22.9% of our outstanding Common Stock as of December 31, 2005. Keylink International is our 5% joint venture partner in Diodes-China and Diodes-Shanghai. C.H. Chen, our previous President and Chief Executive Officer, and Vice Chairman of our Board of Directors, is also Vice Chairman of LSC. M.K. Lu, a member of our Board of Directors, is President of LSC, while Dr. Shing Mao, who is one of our directors, retired in 2000 as Chairman of the board of Lite-On Milpitas, a wholly-owned subsidiary of Taiwan Lite-On which merged with Lite-On Technology Corporation in 2002. Dr. Mao was also a director of LSC from 1989 to 2000. In addition, Raymond Soong, the Chairman of our Board of Directors, is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC, as well as Chairman of LSC. In connection with our 2005 follow-on public offering, LSC sold 750,000 shares (1,125,000 split-adjusted shares at December 1, 2005), reducing its holdings of our Common Stock to 5,777,187 shares (split adjusted). We did not receive any of the proceeds from their sale of our Common Stock.

The Audit Committee of our Board of Director reviews all related party transactions for potential conflict of interest situations, and approves all such transactions, in accordance with such procedures as it may adopt from time to time. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.

In 2005, we sold silicon wafers to LSC totaling 9.6% (11.1% in 2004 and 10.7% in 2003) of our sales, making LSC our largest customer. Also for 2005, 14.7% (17.2% in 2004 and 17.3% in 2003) of our sales were from discrete semiconductor products purchased from LSC for subsequent sale by us, making LSC our largest outside supplier. In addition, companies affiliated with LSC, which we refer to collectively as The Lite-On Group, accounted for 2.5%, 3.3% and 4.2% of our net sales, respectively, in 2003, 2004 and 2005. We also rent warehouse space in Hong Kong from a member of The Lite-On Group, which also provides us with warehousing services at that location. For 2003, 2004 and 2005 we reimbursed this entity in aggregate amounts of $112,000, $190,000 and $288,000, respectively, for these items. Such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the arrangements we have with these related party transactions.

In December 2000, we acquired a wafer foundry, FabTech, Inc., from LSC. As part of the purchase price, LSC received a subordinated, interest-bearing note receivable in a principal amount of $13.5 million, of which approximately $2.5 million and $0, respectively, was outstanding as of December 31, 2004 and December 31, 2005. In May 2002, we renegotiated the terms of the note to extend the payment period from two years to four years, and, as a result, monthly payments of approximately $208,000 plus interest began in July 2002. In connection with the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, in accordance with the terms of the acquisition, we also entered into several management incentive agreements with members of FabTech’s management. The agreements provided members of FabTech’s management with guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech was reimbursed by LSC. The final year of the management incentive agreements was 2004, with final payment made on March 31, 2005. LSC reimbursed us in the amount of $375,000 for each of 2002, 2003 and 2004, for bonuses paid by us under these management incentive agreements.

In 2005, we sold silicon wafers to companies owned by Keylink International totaling 0.6% (0.9% in 2004 and 1.1% in 2003) of our sales. Also for 2005, 3.0% (3.5% in 2004 and 4.6% in 2003) of our sales were from discrete semiconductor products purchased from companies owned by Keylink International. In addition, Diodes-China and Diodes-Shanghai lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink International. We also pay a consulting fee to Keylink International. In 2003, 2004 and 2005, we paid Keylink International an aggregate of $3.5 million, $4.8 million and $6.6 million, respectively, with respect to these items. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the contracts associated with these related party transactions.

On December 20, 2005, we announced we signed a definitive stock purchase agreement to acquire Anachip Corporation, a Taiwanese fabless analog IC company, and headquartered in the Hsinchu Science Park in Taiwan. The selling shareholders included LSC (which owned approximately 60% of Anachip’s outstanding capital stock), and two Taiwanese venture capital firms (together owning approximately 20% of Anachip’s stock), as well as current and former Anachip employees.

At December 31, 2005, we had purchased an aggregate of 9,433,613 shares (or approximately 18.9%) of the 50,000,000 outstanding shares of the capital stock of Anachip. On January 10, 2006, (the closing date of the acquisition) we purchased an additional 40,470,212 shares and therefore, we now hold approximately 99.81% of the Anachip capital stock.

REPORTING SEGMENT

For financial reporting purposes, the Company is deemed to engage in one industry segment: discrete semiconductors. See Note 11 of “Notes to Consolidated Financial Statements” for a more detailed discussion.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We sell product primarily through our operations in North America, Asia and Europe. See Note 11 of “Notes to Consolidated Financial Statements” for a description of our geographic information.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

With respect to foreign operations, see Notes 1 and 11 of “Notes to Consolidated Financial Statements.”

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

To support our global customer base, our website is language-selectable into English, Chinese, and Korean, giving us an effective marketing tool for worldwide markets. With its extensive online Product (Parametric) Catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website provides easy access to world-wide sales contacts and customer support, and incorporates a distributor-inventory check to provide component inventory availability and a small order desk for overnight sample fulfillment. Our website also provides access to current and complete investor financial information and corporate governance information including our Code of Business Conduct, as well as SEC filings and press releases, and stock quotes.

Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

Many of the statements included in this Annual Report on Form 10-K contain forward-looking statements and information relating to our company. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in “Risk Factors,” as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Given these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made on this Annual Report on Form 10-K are made pursuant to the Act.

Item 1A.  Risk Factors

RISKS RELATED TO OUR BUSINESS

Downturns in the highly cyclical semiconductor industry or changes in end-market demand could affect our operating results and financial condition.

The semiconductor industry is highly cyclical, and periodically experiences significant economic downturns characterized by diminished product demand, production overcapacity and excess inventory, which can result in rapid erosion in average selling prices. For example, beginning in the fourth quarter of 2000 and continuing into 2003, the semiconductor industry experienced order cancellations and reduced demand for products, resulting in significant revenue declines, due to excess inventories at computer and telecommunications equipment manufacturers and general economic conditions, especially in the technology sector. The market for semiconductors may experience renewed, and possibly more severe and prolonged downturns in the future, which may harm our results of operations and reduce the value of our business.

In addition, we operate in the discrete (and now analog) semiconductor segment of the broader semiconductor market and, as a result, cyclical fluctuations may affect this segment to a greater extent than they do the broader semiconductor market. This may cause us to experience greater fluctuations in our results of operations than compared to some of our broadline semiconductor manufacturer competitors. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end-user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand in the consumer electronics, computer, industrial, communications and automotive sectors. These end-user markets also tend to be cyclical and may also experience changes in demand that could adversely affect our operating results and financial condition.

The semiconductor business is highly competitive, and increased competition may harm our business and our operating results.

The semiconductor segments of the semiconductor industry in which we operate are highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources than we have. As a result, they may be better able to develop new products, market their products, pursue acquisition candidates and withstand adverse economic or market conditions. Most of our current major competitors are broadline semiconductor manufacturers who often have a wider range of product types and technologies than we do. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Fairchild Semiconductor Corporation, International Rectifier Corporation, ON Semiconductor Corporation, Philips Electronics N.V., Rohm Electronics USA LLC, and Vishay Intertechnology, Inc. We may not be able to compete successfully in the future, and competitive pressures may harm our financial condition or our operating results.

We receive a significant portion of our net sales from a single customer. In addition, this customer is also our largest external supplier and is a related party. The loss of this customer or supplier could harm our business and results of operations.

In 2004 and 2005, LSC, our largest stockholder and our largest customer, accounted for 11.1% and 9.6%, respectively, of our net sales. LSC is also our largest supplier, providing us with discrete semiconductor products for subsequent sale by us, which represented approximately 14.7% and 17.2%, respectively, of our net sales, in 2004 and 2005. The loss of LSC as either a customer or a supplier, or any significant reduction in either the amount of product it supplies to us, or the volume of orders it places with us, could materially harm our business and results of operations.

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

Prices for our products tend to decrease over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of purchasing our products. To remain competitive and retain our customers and gain new ones, we must continue to reduce our costs through product and manufacturing improvements. We must also strive to minimize our customers’ shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. We experienced an annual decrease in average selling prices for our products of 3.1% and 15.0% for 2004 and 2005, respectively. At times, average selling prices for some of our standard discrete semiconductors have been below our costs. Our growth and the profit margins of our products will suffer if we cannot effectively continue to reduce our costs and keep our product prices competitive.

Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reductions in quantities ordered could adversely affect our results of operations and financial condition.

All of our customer orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally made on a purchase order basis, rather than pursuant to long-term supply contracts, and are booked from one to twelve months in advance of delivery. The rate of booking new orders can vary significantly from month to month. We, and the semiconductor industry as a whole, are experiencing a trend towards shorter lead-times, which is the amount of time between the date a customer places an order and the date the customer requires shipment. Furthermore, our industry is subject to rapid changes in customer outlook and periods of excess inventory due to changes in demand in the end markets our industry serves. As a result, many of our purchase orders are revised, and may be cancelled, with little or no penalty and with little or no notice. However, we must still commit production and other resources to fulfilling these orders even though they may ultimately be cancelled. If a significant number of orders are cancelled or product quantities ordered are reduced, and we are unable to timely generate replacement orders, we may build up excess inventory and our results of operations and financial condition may suffer.

New technologies could result in the development of new products by our competitors and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand, which could result in a decrease in net sales and loss of market share.

Our product range and new product development program is focused on discrete and analog semiconductor products. Our failure to develop new technologies, or anticipate or react to changes in existing technologies, either within or outside of the discrete semiconductor market, could materially delay development of new products, which could result in a decrease in our net sales and a loss of market share to our competitors. The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. This includes the development of new types of technology or the improvement of existing technologies, such as analog and digital technologies that compete with, or seek to replace discrete semiconductor technology. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and product enhancements on a timely and cost-effective basis. New products often command higher prices and, as a result, higher profit margins. We may not successfully identify new product opportunities or develop and bring new products to market or succeed in selling them into new customer applications in a timely and cost-effective manner.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted, and may in the future assert, patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded, and may in the future demand, that we license their patents and technology. Any litigation to determine the validity of allegations that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, or claims challenging the validity of our patents, regardless of its merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We may not prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling we could be required to:

➢	pay substantial damages for past, present and future use of the infringing technology;
➢	cease the manufacture, use or sale of infringing products;
➢	discontinue the use of infringing technology;
➢	expend significant resources to develop non-infringing technology;
➢	pay substantial damages to our customers or end-users to discontinue use or replace infringing technology with non-infringing technology;
➢	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all; or
➢	relinquish intellectual property rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable.

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

In addition, we sell finished products from other manufacturers. Our business could also be adversely affected if there is a significant degradation in the quality of these products. From time to time, such manufacturers may extend lead-times, limit supplies or increase prices due to capacity constraints or other factors. We have no long-term purchase contracts with any of these manufacturers and, therefore, have no contractual assurances of continued supply, pricing or access to finished products that we sell, and any such manufacturer could discontinue supplying to us at any time. Additionally, some of our suppliers of finished products or wafers compete directly with us and may in the future choose not to supply products to us.

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

➢	difficulties in continuing expansion of our operations in Asia and Europe, because of the distance from our U.S. headquarters and differing regulatory and cultural environments;
➢	the need for skills and techniques that are outside our traditional core expertise;
➢	less flexibility in shifting manufacturing or supply sources from one region to another;
➢	even when independent suppliers offer lower prices, we would continue to acquire wafers from our captive manufacturing facility, which may result in us having higher costs than our competitors;
➢	difficulties developing and implementing a successful research and development team; and
➢	difficulties developing, protecting, and gaining market acceptance of, our proprietary technology.

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

A significant part of our growth strategy involves acquiring companies with complementary product lines, customers or other capabilities. For example, (i) in fiscal year 2000, we acquired FabTech, a wafer fabrication company, in order to have our own wafer manufacturing capabilities, and (ii) in January 2006, we acquired Anachip as an entry into standard logic markets. While we do not currently have any agreements in place, or any active negotiations underway, with respect to any acquisition, we intend to continue to expand and diversify our operations by making further acquisitions. However, we may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:

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

Some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on, or emanating from, our currently or formerly owned, leased or operated properties, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Such liability may also be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire share. In addition, the presence of environmental contamination could also interfere with ongoing operations or adversely affect our ability to sell or lease our properties. Environmental requirements may also limit our ability to identify suitable sites for new or expanded plants. Although we conduct environmental due diligence on properties that we operate, our diligence may not have revealed all environmental conditions on those properties. Discovery of additional contamination for which we are responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require us to incur additional costs for compliance or subject us to unexpected liabilities.

Our products may be found to be defective and, as a result, product liability claims may be asserted against us, which may harm our business and our reputation with our customers.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several cents, whereas the computer maker might sell the personal computer for several hundred dollars. Although we maintain rigorous quality control systems, we shipped approximately 10.2 billion individual semiconductor devices in 2005 to customers around the world, and in the ordinary course of our business, we receive warranty claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. Although we currently have product liability insurance, we may not have sufficient insurance coverage, and we may not have sufficient resources, to satisfy all possible product liability claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business and reputation.

We may fail to attract or retain the qualified technical, sales, marketing and management personnel required to operate our business successfully.

Our future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with these skills is intense. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. For example, we have faced, and continue to face, intense competition for qualified technical and other personnel in Shanghai, China, where our assembly, test and packaging facilities are located. A number of U.S. and multi-national corporations, both in the semiconductor industry and in other industries, have recently established and are continuing to establish factories and plants in Shanghai, China, and the competition for qualified personnel has increased significantly as a result. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to maintain our growth or achieve future growth and such growth may place a strain on our management and on our systems and resources.

Our ability to successfully grow our business within the discrete and analog semiconductor markets requires effective planning and management. Our past growth, and our targeted future growth, may place a significant strain on our management and on our systems and resources, including our financial and managerial controls, reporting systems and procedures. In addition, we will need to continue to train and manage our workforce worldwide. If we are unable to effectively plan and manage our growth effectively, our business and prospects will be harmed and we will not be able to maintain our profit growth or achieve future growth.

Our business may be adversely affected by obsolete inventories as a result of changes in demand for our products and change in life cycles of our products.

The life cycles of some of our products depend heavily upon the life cycles of the end products into which devices are designed. These types of end-market products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. We may in the future be adversely affected by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end products into which our products are designed. In addition, some customers restrict how far back the date of manufacture for our products can be, and therefore some of our products inventory may become obsolete, and thus, adversely affect our results of operations.

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

 All of our operations, other than FabTech and Anachip, operate on a single technology platform. To manage our international operations efficiently and effectively, we rely heavily on our Enterprise Resource Planning (ERP) system, internal electronic information and communications systems and on systems or support services from third parties. Any of these systems are subject to electrical or telecommunications outages, computer hacking or other general system failure. Difficulties in upgrading or expanding our ERP system or system-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows.

We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses.

We have credit facilities with U.S. and Asian financial institutions, as well as other debt instruments, with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of December 31, 2005, our outstanding interest-bearing debt was $10.7 million. An increase of 1.0% in interest rates would increase our annual interest rate expense by approximately $107,000.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our Common Stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. In connection with their audit of our financial statements, our independent registered public accounting firm identified several deficiencies in our internal controls, including a need for additional accounting personnel. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

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

We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located overseas in China. In 2004 and 2005, net sales to customers outside the United States represented 71.3% and 74.4%, respectively, of our net sales. There are risks inherent in doing business internationally, and any or all of the following factors could cause harm to our business:

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

We face exposure to adverse movements in foreign currency exchange rates, primarily to some Asian currencies and, to a lesser extent, the Euro. For example, many of our employees, who are located in China are paid in the Chinese Yuan and, accordingly, an increase in the value of the Yuan compared to the U.S. dollar could increase our operating expenses. In addition, we sell our products in various currencies and, accordingly, a decline in the value of any such currency against the U.S. dollar, which is our primary functional currency, could create a decrease in our net sales. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results. These currencies are principally the Chinese Yuan, the Taiwanese dollar, the Japanese Yen, the Euro and the Hong Kong dollar. The Chinese government has recently taken action to permit the Yuan to U.S. dollar exchange rate to fluctuate, which may exacerbate our exposure to foreign currency risk and harm our results of operations. We do not usually employ hedging techniques designed to mitigate foreign currency exposures and, therefore, we could experience currency losses as these currencies fluctuate against the U.S. dollar.

We may not continue to receive preferential tax treatment in China, thereby increasing our income tax expense and reducing our net income.

As an incentive for establishing our first Shanghai-based manufacturing subsidiary, which we refer to as Diodes-China, in 1996 and in accordance with the taxation policies of China, Diodes-China, received preferential tax treatment for the years ended December 31, 1996 through December 31, 2005.

Diodes-China is located in the Songjiang district, where the standard central government tax rate is 24.0%. However, as an incentive for establishing Diodes-China, the earnings of Diodes-China were subject to a 0% tax rate by the central government from 1996 through 2000, and to a 12.0% tax rate from 2001 through 2005. For 2006 and future years, Diodes-China’s earnings will continue to be subject to a 12.0% tax rate provided it exports at least 70.0% of its net sales. In addition, due to an $18.5 million permanent re-investment of Diodes-China earnings in 2004, Diodes-China has applied to the Chinese government for additional preferential tax treatment on earnings that are generated by this $18.5 million investment. If approved, those earnings will be exempted from central government income tax for two years, and then subject to a 12.0% tax rate for the following three years.

In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China the local government waived this tax from 1996 through 2005. Management expects this tax to be waived for the year of 2006; however, the local government can re-impose this tax at any time at its discretion.

In 2004, we established our second Shanghai-based manufacturing facility, Diodes-Shanghai, located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government standard tax rate is 15.0%. There is no local government tax. During 2004, Diodes-Shanghai earnings were subject to the standard 15.0% central government tax rate. As an incentive for establishing Diodes-Shanghai, for 2005 and 2006 the earnings of Diodes-Shanghai are exempted from central government income tax, and for the years 2007 through 2009 its earnings will be subject to a 7.5% tax rate. From 2010 onward, provided that Diodes-Shanghai exports over 70% of its net sales, its earnings will be subject to a 10.0% tax rate.

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

On October 22, 2004, the American Jobs Creation Act, or AJCA, was signed into law. Among other items, the AJCA establishes a phased repeal of the extraterritorial income exclusion, a new incentive tax deduction for U.S. corporations to repatriate cash from foreign subsidiaries equal to 85% of cash dividends received in the year elected that exceeds a base-period amount, and significantly revises the taxation of U.S. companies doing business abroad.

At December 31, 2004, the Company made a minimum estimate for repatriating cash from its subsidiaries in China and Hong Kong of $8.0 million under the AJCA, and recorded an income tax expense of approximately $1.3 million. Under the guidelines of the AJCA, the Company developed a required domestic reinvestment plan, covering items such as U.S. bank debt repayment, U.S. capital expenditures and U.S. research and development activities, among others, to cover the dividend repatriation. During 2005, the Company completed a quantitative analysis of the benefits of the AJCA, the foreign tax credit implications, and state and local tax consequences of the impact of the AJCA on the Company’s plans for repatriation. Based on the analysis, the Company repatriated $24.0 million from its foreign subsidiaries in 2005.

The Company is evaluating the need to provide additional deferred taxes for the future earnings of its foreign subsidiaries to the extent such earnings may be appropriated for distribution to the Company’s corporate office in North America, and as further investment strategies with respect to foreign earnings are determined. Should the Company’s North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company’s foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income. As of December 31, 2005, the Company has recorded approximately $1.1 million in deferred taxes for earnings of its foreign subsidiaries.

RISKS RELATED TO OUR COMMON STOCK

Variations in our quarterly operating results may cause our stock price to be volatile.

We may experience substantial variations in net sales, gross profit margin and operating results from quarter to quarter. We believe that the factors that influence this variability of quarterly results include:

➢	general economic conditions in the countries where we sell our products;
➢	seasonality and variability in the computing and communications market and our other end-markets;
➢	the timing of our and our competitors’ new product introductions;
➢	product obsolescence;
➢	the scheduling, rescheduling and cancellation of large orders by our customers;
➢	the cyclical nature of demand for our customers’ products;
➢	our ability to develop new process technologies and achieve volume production at our fabrication facilities;
➢	changes in manufacturing yields;
➢	changes in gross profit margins due to the Anachip acquisition;
➢	adverse movements in exchange rates, interest rates or tax rates; and
➢	the availability of adequate supply commitments from our outside suppliers or subcontractors.
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

Our directors, executive officers and our affiliate, LSC, beneficially own approximately 32% of our outstanding Common Stock, including options to purchase shares of our Common Stock that are exercisable within 60 days of December 31, 2005. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our Common Stock.

LSC, our largest stockholder, owns approximately 22.9% (5,777,187 shares) of our Common Stock. Some of our directors and executive officers may have potential conflicts of interest because of their positions with LSC or their ownership of LSC Common Stock. Some of our directors are LSC directors and officers, and our non-employee Chairman of our Board of Directors is Chairman of the board of LSC. Several of our directors and executive officers own LSC Common Stock and hold options to purchase LSC Common Stock. Service on our Board of Directors and as a director or officer of LSC, or ownership of LSC Common Stock by our directors and executive officers, could create, or appear to create, actual or potential conflicts of interest when directors and officers are faced with decisions that could have different implications for LSC and us. For example, potential conflicts could arise in connection with decisions involving the Common Stock owned by LSC, or under the other agreements we may enter into with LSC. LSC was our largest external supplier of discrete semiconductor products for subsequent sale by us. In 2004 and 2005, approximately 14.7% and 17.2%, respectively, of our net sales were from products manufactured by LSC. In addition to being our largest external supplier of finished products in each of these periods, we sold silicon wafers to LSC totaling 11.1% and 9.6%, respectively, of our net sales during such periods, making LSC our largest customer.

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

We were formed in 1959 under the laws of California and reincorporated in Delaware in 1969. We have had several transfer agents over the past 46 years. In addition, our early corporate records, including our stock ledger, are incomplete. As a result, we may have difficulty in assessing and defending against claims relating to rights to our Common Stock purporting to arise during periods for which our records are incomplete.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company’s primary physical properties during the year ended December 31, 2005 were as follows:

A.
The Company’s headquarters and product distribution center is located in an industrial building at 3050 East Hillcrest Drive, Westlake Village, CA 91362 USA, and consists of approximately 30,900 square feet. The Company is the primary lessee under a lease that has been extended three years and expires in 2009, at an amount of approximately $29,000 per month, with a 5-year option.

B.	Regional sales offices located in the U.S., leased at less than $1,000 per month, at the following locations:

1. One Overlook Drive, Suite 8, Amherst, NH 03031
2. 160-D East Wend, Lemont, IL 60439
3. 18430 Brookhurst Street, Suite 201A, Fountain Valley, CA 92708
4. 199 Route 13, Brookline, NH 03033

C.
Industrial premises consisting of approximately 3,600 square feet and located at 3Fl. 501-10 Chung-Cheng Road, Hsin-Tien City, Taipei, Taiwan, Republic of China. The building, used as sales and administrative offices, is under a lease that expires in December 2007, at an amount of approximately $1,800 per month.

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

F.
Industrial building located at No. 999 Chen Chun Road, Xingqiao Town, Songjiang County, Shanghai, People’s Republic of China. This building, consisting of approximately 13,500 square meters, is the product distribution and manufacturing facility for Diodes-China. The building is under a lease that expires in 2017 from a company owned by our 5% joint venture partner at a monthly rate of approximately $61,000 per month.

G.	Regional offices located in Mainland China, leased at less than $4,000 per month, at the following locations:

1. Room 508, 1158 ChangNing Road, Shanghai, China
2. Room 706, 7th Floor Cyber Tower B, TianAn Cyber Park, Futian District, Shenzhen, China

H.
Industrial building located at 777 N. Blue Parkway Suite 350, Lee's Summit, MO 64086 USA. Acquired in December 2000, Diodes-FabTech’s 5-inch wafer foundry includes a 16,000 sq. ft. clean room within a 70,000 sq. ft. manufacturing facility formerly owned by AT&T, under a lease that expires in 2009, at an amount of approximately $125,000 per month.

I.
Industrial building located at Number 102, 1st Floor, International Plaza, 20 Sheung Yuet Road, Kowloon Bay, Kowloon, Hong Kong. These premises are leased from Lite-On Semiconductor, Ltd. at a rate of approximately $5,000 per month, and are used as sales, warehousing and logistics offices.

J.	Sales and administrative offices located at 22, Avenue Paul Séjourné F-31000 Toulouse, France, leased at less than $1,000 per month.

K.
Industrial building located at Plant No. 1, Lane 18, San Zhuang Road, Songjiang Export Zone, Shanghai, People’s Republic of China. This building, consisting of approximately 6,900 square meters, is the product distribution and manufacturing facility for Diodes-Shanghai. The building is under a lease that expires in 2009 from a company owned by our 5% joint venture partner at a monthly rate of approximately $24,000 per month.

The Company believes its current facilities are adequate for the foreseeable future. See Notes 4 and 13 of “Notes to Consolidated Financial Statements.”

Item 3.  Legal Proceedings

The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company does not believe it is currently a party to any pending litigation.

During March 2004, a $100,000 payment was accepted as settlement in full for an environmental claim received in June 2000 relating to the period 1967 through 1973. At December 31, 2005, the Company had no accrual on its balance sheet related to this settled matter.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders by the Company during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "DIOD." Until June 19, 2000, the Company’s Common Stock was traded on the American Stock Exchange (“AMEX”) under the symbol "DIO." In July 2000, November 2003, and December 2005, the Company effected 50% stock dividends in the form of three-for-two stock splits. The following table shows the range of high and low closing sales prices per share, adjusted for the three-for-two stock splits, for the Company's Common Stock for each fiscal quarter from January 1, 2004 as reported by Nasdaq.

Calendar Quarter Ended	Closing Sales Price of Common Stock
	High	Low
First quarter (through March 8) 2006	$39.85	$32.46
Fourth quarter 2005	34.94	23.09
Third quarter 2005	25.93	20.63
Second quarter 2005	22.34	16.79
First quarter 2005	18.31	13.05
Fourth quarter 2004	19.49	14.39
Third quarter 2004	17.24	11.22
Second quarter 2004	16.53	13.89
First quarter 2004	16.78	12.68

On March 8, 2006, the closing sales price of the Company’s Common Stock as reported by Nasdaq was $35.40, and there were approximately 600 holders of record of our Common Stock.

We have never declared or paid cash dividends on our Common Stock. Our credit agreement permits us to pay dividends to our stockholders to the extent that any such dividends declared or paid in any fiscal year do not exceed an amount equal to 50% of our net profit after taxes for such fiscal year. The payment of dividends is within the discretion of the Company’s Board of Directors, and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, and general business conditions. There have been no stock repurchases in the Company’s history.

Item 6. Selected Financial Data

The following selected financial data for the fiscal years ended December 31, 2001 through 2005 is qualified in its entirety by, and should be read in conjunction with, the other information and financial statements, including the notes thereto, appearing elsewhere herein. Certain amounts as presented in the accompanying financial statements have been reclassified to conform to 2005 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

(In thousands, except per share data)	Year Ended December 31,

Income Statement Data	2001	2002	2003	2004	2005

Net sales	$93,210	$115,821	$136,905	$185,703	$214,765

Gross profit	14,179	26,710	36,528	60,735	74,377

Selling, general and administrative expenses	13,711	16,228	19,586	23,503	30,285

Research and development expenses	592	1,472	2,049	3,422	3,713

Loss (gain) on sales and impairment of fixed assets	8	43	1,037	14	(102)

Income (loss) from operations	(132)	8,967	13,856	33,796	40,481

Interest income (expense), net	(2,074)	(1,183)	(860)	(637)	221

Other Income (expense)	785	67	(5)	(418)	406

Income (loss) before taxes and minority interest	(1,421)	7,851	12,991	32,741	41,108

Income tax provision (benefit)	(1,769)	1,729	2,460	6,514	6,685

Minority interest in joint venture	(224)	(320)	(436)	(676)	(1,094)

Net income	124	5,802	10,095	25,551	33,329

Earnings per share: (1)
Basic	$0.01	$0.32	$0.53	$1.27	$1.44
Diluted	$0.01	$0.29	$0.47	$1.10	$1.29

Number of shares used in computation (1)
Basic	18,324	18,415	19,096	20,106	23,168
Diluted	19,982	19,946	21,609	23,207	25,894

	As of December 31,

Balance Sheet Data	2001	2002	2003	2004	2005

Total assets	$103,258	$105,010	$123,795	$167,801	$289,515

Working capital	19,798	20,831	27,154	49,571	146,651

Long-term debt	29,497	18,417	12,583	11,347	9,486

Stockholders' equity	51,124	57,678	71,450	112,148	225,474

(1) Adjusted for the effect of a 3-for-2 stock split in July 2000, November 2003, and December 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read together with the consolidated financial statements and the notes to consolidated financial statements included elsewhere in this Form 10-K.

Overview

We are a global supplier of discrete and analog IC semiconductor products. We design, manufacture and market discrete semiconductors focused on diverse end-use applications in the consumer electronics, computing, industrial, communications and automotive sectors. Discrete semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device. We believe that our product focus provides us with a meaningful competitive advantage relative to broadline semiconductor companies that provide a wider range of semiconductor products.

We are headquartered in Westlake Village, California, near Los Angeles. We have two manufacturing facilities located in Shanghai, China, and a wafer fabrication facility in Kansas City, Missouri; and our sales and marketing and logistical centers are located in Taipei, Taiwan; Shanghai and Shenzhen, China; and Hong Kong. We also have regional sales offices or representatives in: Derbyshire, England; Toulouse, France; Frankfurt, Germany; and various cities in the United States.

In 1998, we began to transform our business from the distribution of discrete semiconductors manufactured by others to the design, manufacture and marketing of discrete semiconductor products using our internal manufacturing capabilities. The key elements of our strategy of transforming our business from a distribution-based model to one primarily based on the design and manufacture of proprietary products are:

➢
expanding our manufacturing capacity, including establishing integrated state-of-the-art packaging and testing facilities in Asia, in 1998 and 2004, and acquiring a wafer foundry in the United States in 2000.

➢	expanding our sales and marketing organization in Asia in order to address the shift of manufacturing of electronics products from the United States to Asia.

➢	establishing our sales and marketing organization in Europe commencing in 2002.

➢	expanding the number of our field application engineers to design our products into specific end-user applications.

In implementing this strategy, the following factors have affected, and, we believe, will continue to affect, our results of operations:

➢
Since 1998, we have experienced increases in the demand for our products, and substantial pressure from our customers and competitors to reduce the selling price of our products. We expect future increases in net income to result primarily from increases in sales volume and improvements in product mix in order to offset reduced average selling prices of our products.

➢
In 2004 and 2005, 14.3% and 15.3%, respectively, of our net sales were derived from products introduced within the last three years, which we term “new products,” compared to 12.1% in 2003. New products generally have gross profit margins that are significantly higher than the margins of our standard products. We expect net sales derived from new products to increase in absolute terms, although our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix.

➢
Our gross profit margin was 34.6% in 2005, compared to 32.7% in 2004 and 26.7% in 2003. This improvement in our gross margin was due to improvements in product mix, as well as increases in wafer and packaging yields, reductions in manufacturing costs and increases in capacity utilization. We expect only modest improvements in yields and capacity utilization in the future and, as a result, future gross profit margins will depend primarily on our product mix, as well as on the demand for our product.

➢
As of December 31, 2005, we had invested approximately $95.7 million in our Asian manufacturing facilities. During, 2005, we invested approximately $23.5 million in our Asian manufacturing facilities and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

➢
During 2005, the percentage of our net sales derived from our Asian subsidiaries was 65.4%, compared to 59.1% in 2004 and 55.5% in 2003. We expect our net sales to the Asian market to continue to increase as a percentage of our total net sales for 2006 and beyond as a result of the continuing shift of the manufacture of electronic products from the United States to Asia.

➢
We have increased our investment in research and development from $3.4 million in 2004 to $3.7 million in 2005. We continue to seek to hire qualified engineers who fit our focus on proprietary discrete processes and packaging technologies. Our goal is to expand research and development expenses to approximately 2-3% of net sales as we bring additional proprietary devices to the market.

During 2005, we sold 2,125,000 shares of our Common Stock in a follow-on public offering, raising approximately $71.7 million (net of commissions and expenses). We used approximately $30 million of the net proceeds in connection with the Anachip acquisition and we intend to use the remaining net proceeds from this offering for working capital and other general corporate purposes, including acquisitions.

As part of our growth strategy, in December 2005, we announced the acquisition of Anachip, a fabless Taiwanese semiconductor company focused on analog ICs designed for specific applications. The acquisition, which closed on January 10, 2006, fits in the center of our long-term strategy. Anachip’s main product focus is Power Management ICs. The analog devices they produce are used in LCD monitor/TV's, wireless LAN 802.11 access points, brushless DC motor fans, portable DVD players, datacom devices, ADSL modems, TV/satellite set-top boxes, and power supplies. Anachip brings a design team with strong capabilities in a range of targeted analog and power management technologies. This acquisition also shows our disciplined approach to making acquisitions. We paid approximately $30 million to acquire Anachip, which had power management IC revenues of approximately $35 million. The acquisition is expected to be accretive to our 2006 earnings.

Net Sales

We generate a substantial portion of our net sales through the sale of discrete semiconductor products, designed and manufactured by us or third parties. We also generate a portion of our net sales from outsourcing manufacturing capacity to third parties and from the sale of silicon wafers to manufacturers of discrete semiconductor components. We serve customers across diversified industry segments, including the consumer electronics, computing, industrial, communications and automotive markets.

We recognize revenue from product sales when title to and risk of loss of the product have passed to the customer, there is persuasive evidence of an arrangement, the sale price is fixed or determinable and collection of the related receivable is reasonably assured. These criteria are generally met upon shipment to our customers. Net sales are stated net of reserves for pricing adjustments, discounts, rebates and returns.

The principal factors that have affected or could affect our net sales from period to period are:

➢	the condition of the economy in general and of the semiconductor industry in particular,

➢	our customers’ adjustments in their order levels,

➢	changes in our pricing policies or the pricing policies of our competitors or suppliers,

➢	the termination of key supplier relationships,

➢	the rate of introduction to, and acceptance of new products by, our customers,

➢	our ability to compete effectively with our current and future competitors,

➢	our ability to enter into and renew key corporate and strategic relationships with our customers, vendors and strategic alliances,

➢	changes in foreign currency exchange rates,

➢	a major disruption of our information technology infrastructure; and

➢	unforeseen catastrophic events, such as armed conflict, terrorism, fires, typhoons and earthquakes.

Cost of goods sold

Cost of goods sold includes manufacturing costs for our discrete semiconductors and our wafers. These costs include raw materials used in our manufacturing processes as well as the labor costs and overhead expenses. Cost of goods sold is also impacted by yield improvements, capacity utilization and manufacturing efficiencies. In addition, cost of goods sold includes the cost of products that we purchase from other manufacturers and sell to our customers. Cost of goods sold is also affected by inventory obsolescence if our inventory management is not efficient.

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

Research and development expenses

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development expenses are primarily associated with our wafer facility in Kansas City, Missouri and our manufacturing facilities in China, as well as our engineers at our U.S. headquarters. All research and development expenses are expensed as incurred, and we expect our research and development expenses to increase in absolute dollars as we invest in new technologies and product lines.

 Interest income / expense

Interest income consists of interest earned on our cash and investment balances. Interest expense consists of interest payable on our outstanding credit facilities.

 Income tax provision

Our global presence requires us to pay income taxes in a number of jurisdictions. In general, earnings in the United States and Taiwan are currently subject to tax rates of 39.0% and 35.0%, respectively. Earnings of Diodes-Hong Kong are currently subject to a 17.5% tax for local sales and/or local source sales, with all other sales foreign income tax-free. Earnings at Diodes-Taiwan and Diodes-Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by our China subsidiaries and sold to customers outside of Taiwan and Hong Kong, respectively. The U.S. tax rate on these earnings is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, we receive credit against our U.S. federal tax liability for income taxes paid by our foreign subsidiaries.

As an incentive for establishing our first Shanghai-based manufacturing subsidiary, Diodes-China, in 1996, and in accordance with the taxation policies of China, Diodes-China, received preferential tax treatment for the years ended December 31, 1996 through 2005.

Diodes-China is located in the Songjiang district, where the standard central government tax rate is 24.0%. However, as an incentive for establishing Diodes-China, the earnings of Diodes-China were subject to a 0% tax rate by the central government from 1996 through 2000, and to a 12.0% tax rate from 2001 through 2005. For 2006 and future years, Diodes-China’s earnings will continue to be subject to a 12.0% tax rate provided it exports at least 70% of its net sales. In addition, due to an $18.5 million permanent re-investment of Diodes-China earnings in 2004, Diodes-China has applied to the Chinese government for additional preferential tax treatment on earnings that are generated by this $18.5 million investment. If approved, those earnings will be exempted from central government income tax for two years, and then subject to a 12.0% tax rate for the following three years.

In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China, the local government waived this tax from 1996 through 2005. Management expects this tax to be waived for at least the first half of 2006, however, the local government can re-impose this tax at any time in its discretion.

In 2004, we established our second Shanghai-based manufacturing facility, Diodes-Shanghai, located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government standard tax rate is 15.0%. There is no local government tax. During 2004, Diodes-Shanghai earnings were subject to the standard 15.0% central government tax rate. As an incentive for establishing Diodes-Shanghai, for 2005 and 2006 the earnings of Diodes-Shanghai are exempted from central government income tax, and for the years 2007 through 2009 its earnings will be subject to a 7.5% tax rate. From 2010 onward, provided that Diodes-Shanghai exports over 70% of its net sales, its earnings will be subject to a 10.0% tax rate.

Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations. Earnings of Diodes-Hong Kong are currently subject to a 17.5% tax for local sales and/or local source sales, all other sales are foreign income tax-free.

In accordance with United States tax law, the Company receives credit against its U.S. Federal tax liability for corporate taxes paid in foreign jurisdictions. The repatriation of funds from foreign subsidiaries to the Company may be subject to Federal and state income taxes.

As of December 31, 2005, accumulated and undistributed earnings of Diodes-China and Diodes-Shanghai are approximately $51.2 million, including $28.5 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. Federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the China earnings in preparation of a dividend distribution. In the year ended December 31, 2004, the Company received a dividend of approximately $5.7 million from its Diodes-China subsidiary, for which the tax effect is included in U.S. Federal and state taxable income.

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

At December 31, 2004, the Company made a minimum estimate for repatriating cash from its subsidiaries in China and Hong Kong of $8.0 million under the AJCA, and recorded an income tax expense of approximately $1.3 million. Under the guidelines of the AJCA, the Company developed a required domestic reinvestment plan, covering items such as U.S. bank debt repayment, U.S. capital expenditures and U.S. research and development activities, among others, to cover the dividend repatriation. During 2005, the Company completed a quantitative analysis of the benefits of the AJCA, the foreign tax credit implications, and state and local tax consequences of the impact of the AJCA on the Company’s plans for repatriation. Based on the analysis, the Company repatriated $24.0 million from its foreign subsidiaries in 2005.

The Company is evaluating the need to provide additional deferred taxes for the future earnings of its foreign subsidiaries to the extent such earnings may be appropriated for distribution to the Company’s corporate office in North America, and as further investment strategies with respect to foreign earnings are determined. Should the Company’s North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company’s foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income. As of December 31, 2005, the Company has recorded approximately $1.1 million in deferred taxes for earnings of its foreign subsidiaries, primarily Diodes-Hong Kong.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes, among others. Our estimates are based upon historical experiences, market trends and financial forecasts and projections, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect the significant estimates and judgments we use in the preparation of our consolidated financial statements, and may involve a higher degree of judgment and complexity than others.

Revenue recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, when delivery has occurred, when our price to the buyer is fixed or determinable and when collectibility of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when our product is shipped.

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

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities. Management continually evaluates its deferred tax asset as to whether it is likely that the deferred tax assets will be realized. If management ever determined that our deferred tax asset was not likely to be realized, a write-down of the asset would be required and would be reflected as an expense in the accompanying period.

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

Impairment of long-lived assets

As of December 31, 2005, goodwill was $5.1 million ($4.2 million related to the FabTech acquisition, and $881,000 related to Diodes-China). We account for goodwill in accordance with SFAS No. 142 (“Goodwill and Other Intangible Assets”), for which goodwill is tested for impairment at least annually. We performed the required impairment tests of goodwill and have determined that the goodwill is fully recoverable.

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

	Percent of Net sales					Percentage Dollar Increase (Decrease)
	Year Ended December 31,					Year Ended December 31,

	2001	2002	2003	2004	2005	01 to '02	02 to '03	03 to '04	04 to '05

Net sales	100%	100%	100%	100%	100%	24.3%	18.2%	35.6%	15.6%

Cost of goods sold	(84.8)	(76.9)	(73.3)	(67.3)	(65.4)	12.8	12.6	24.5	12.3

Gross profit	15.2	23.1	26.7	32.7	34.6	88.4	36.8	66.3	22.5

Operating expenses	(15.4)	(15.4)	(16.6)	(14.5)	(15.8)	24.0	27.8	18.8	25.8

Income (loss) from operations	(0.2)	7.7	10.1	18.2	18.8	6893.2	54.5	143.9	19.8

Interest income (expense)	(2.2)	(1.0)	(0.6)	(0.3)	0.1	(43.0)	(27.3)	(25.9)	(134.7)

Other income (expense)	0.8	0.1	(0.0)	(0.2)	0.2	(91.5)	(107.5)	(8260.0)	197.1

Income before taxes and	(1.6)	6.8	9.5	17.6	19.1	652.5	65.5	152.0	25.6
minority interest
Income tax benefit (provision)	1.9	(1.5)	(1.8)	(3.5)	(3.1)	197.7	42.3	164.8	2.6

Minority interest	(0.2)	(0.3)	(0.3)	(0.4)	(0.5)	42.9	36.3	54.9	61.8

Net income	0.1	5.0	7.4	13.8	15.5	4578.9	74.0	153.1	30.4

The following discussion explains in greater detail the consolidated financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. Earnings per share discussion reflects the three-for-two stock split in December 2005. All per share amounts have been adjusted to reflect the stock split.

Year 2005 Compared to Year 2004

Net sales

Net sales for 2005 increased $29.1 million to $214.8 million from $185.7 million for 2004. The 15.6% increase was due primarily to an approximately 36.0% increase in units sold as a result of increased end-market demand for the Company’s products, partly offset by a 15.0% decrease in total average selling prices (ASPs). ASPs for discrete products decreased by 10.7% while ASPs for wafers fell 17.3%. The following table sets forth the geographic breakdown of our net sales for the periods indicated based on the country to which the product is shipped:

	Net sales for the year		Percentage of
	ended December 31,		net sales

	2004	2005	2004	2005
	(Dollars in thousands)

China	$44,311	$68,050	23.9%	31.7%
Taiwan	50,716	59,838	27.3%	27.9%
United States	53,204	54,981	28.7%	25.6%
All Others	37,472	31,896	20.2%	14.9%
Total	$185,703	$214,765	100.0%	100.0%

Cost of goods sold

Cost of goods sold increased $15.4 million, or 12.3%, for 2005 compared to $125.0 million in 2004. As a percent of sales, cost of goods sold decreased from 67.3% for 2004 to 65.4% for 2005. The Company’s average unit cost (AUP) for discrete devices decreased approximately 14.3% from 2004, and AUPs for wafer products decreased approximately 14.9%. These cost decreases were due primarily to improved manufacturing efficiencies.

Gross profit

Gross profit for 2005 increased 22.5% to $74.4 million from $60.7 million for 2004. Of the $13.7 million increase, $9.6 million was due to the 190 basis point increase in gross profit margin from 32.7% in 2004 to 34.6% in 2005, while $4.1 million was due to the 22.5% increase in net sales. Gross profit increases in Asia were the primary contributor to the gross profit increase in 2005. The higher gross margin percentage was due primarily to improved product sales mix, increased capacity utilization and manufacturing efficiencies, partially offset by pricing pressure on our wafer products.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for 2005 increased approximately $6.8 million, or 28.9%, compared to $23.5 million 2004, due primarily to (i) a $1.8 million expense relating to share inducement grants made to Dr. Keh-Shew Lu, our President and Chief Executive Officer, and C.H. Chen, our Vice Chairman, (ii) higher sales commissions, wages and marketing expenses associated with increased sales and, (iii) consulting, legal and accounting fees primarily associated with Sarbanes-Oxley compliance. SG&A, as a percentage of net sales, was 14.1% in 2005, compared to 12.7% in 2004.

Research and development expenses

Research and development expenses (R&D) increased to $3.7 million, or 1.7% of net sales, in 2005 from $3.4 million, or 1.8% of net sales, in 2004. R&D expenses are primarily related to new product development at the silicon wafer level, and, to a lesser extent, at the packaging level. We continue to seek to hire qualified engineers who fit our focus on next-generation processes and packaging technologies. Our goal is to expand R&D to 2-3% of revenue as we bring proprietary technology and advanced devices to the market.

Gain on sale of fixed assets

Gain on sale of fixed assets of $102,000 for 2005 was due primarily to a gain on the termination of two capital leases in China.

Interest income / expense

Net interest income for 2005 was $221,000 compared to net interest expense of $620,000 in 2004, due primarily to interest income earned on proceeds from our public offering of equity securities in 2005, as well as to a reduction in our total debt from $17.5 million at December 31, 2004 to $12.5 million at December 31, 2005. Our interest income is generated for interest earned on our cash balances and short-term investments. Our interest expense has been primarily the result of borrowings to finance the FabTech acquisition in 2000, as well as our ongoing investment in, and expansion of, our Diodes-China and Diodes-Shanghai manufacturing facilities.

Other income

Other income for 2005 increased $824,000 from 2004, due primarily to lower currency exchange losses in Taiwan as well as the expiration of management incentive agreements associated with the FabTech acquisition.

Income tax provision

We recognized income tax expense of $6.7 million for 2005, resulting in an effective tax rate of 16.3%, as compared to $6.5 million or 19.9% for the same period in 2004, due primarily to an increase in profits earned in lower tax rate jurisdictions.

Minority interest in joint venture earnings

Minority interest in joint venture earnings represents the minority investor’s share of the income of Diodes-China and Diodes-Shanghai. We established Diodes-Shanghai in 2004. The increase in these subsidiaries’ income for the tweleve months ended December 31, 2005 is primarily the result of increased sales, and manufacturing efficiencies. As of December 31, 2005, we had a 95% controlling interest in each of these subsidiaries.

Net income

We generated net income of $33.3 million (or $1.44 basic earnings per share and $1.29 diluted earnings per share) for the twelve months ended December 31, 2005, as compared to $25.6 million (or $1.27 basic earnings per share and $1.10 diluted earnings per share) for the same period in 2004. This 30.4% increase in net income is due primarily to the 15.6% net sales increase at a gross profit margin of 34.6% for 2005, compared to a gross profit margin of 32.7% in 2004.

Year 2004 Compared to Year 2003

Net sales

Net sales for 2004 increased $48.8 million to $185.7 million, from $136.9 million for 2003. The 35.6% increase was due primarily to an approximately 40.0% increase in units sold as a result of increased demand for our products, as well as an improved product mix, offset in part by a 9.1% decrease in average selling prices for wafers. The following table sets forth the geographic breakdown of our net sales for the periods indicated based on the country to which the product is shipped:

	Net sales for the year		Percentage of
	ended December 31,		net sales

	2003	2004	2003	2004
	(Dollars in thousands)

United States	41,593	53,204	30.4%	28.7%
Taiwan	38,087	50,716	27.8%	27.3%
China	$25,908	$44,311	18.9%	23.9%
All Others	31,317	37,472	22.9%	20.2%
Total	$136,905	$185,703	100.0%	100.0%

Cost of goods sold

Cost of goods sold increased $24.6 million, or 24.5%, for 2004 compared to $100.3 million in 2003, as a result of the increase in net sales. As a percent of net sales, however, cost of goods sold decreased to 67.3% for 2004 from 73.3% for 2003. Our average unit cost for discrete devices decreased approximately 6.5% from 2003, and average unit cost for wafer products decreased approximately 12.1%. These cost decreases were due primarily to improved manufacturing efficiencies.

Gross profit

 Gross profit for 2004 increased 66.3% to $60.7 million from $36.5 million for 2003. Of the $24.2 million increase, $13.0 million was due to an increase in gross profit margin from 26.7% in 2003 to 32.7% in 2004, while $11.2 million was due to the 35.6% increase in net sales. Gross profit increases in Asia were the primary contributor to the overall gross profit increase in 2004. Gross profit margin increased due to enhanced capacity utilization, continuing manufacturing efficiencies, relatively stable pricing, and a product mix that continued to shift toward higher-value performance discrete semiconductor devices.

 Selling, general and administrative expenses

For 2004, SG&A increased $3.9 million to $23.5 million from $19.6 million for 2003. The 19.9% increase in SG&A was due primarily to higher sales commissions, incentives, marketing and royalty expenses associated with the 35.6% increase in net sales for the year, and higher wage and benefits expenses. Also contributing to the increased selling, general and administrative expenses were higher corporate and administrative expenses, including legal and accounting fees, primarily associated with Sarbanes-Oxley Act compliance. However, as a percentage of sales, selling, general and administrative expenses decreased to 12.7% for 2004 from 14.3% in 2003.

Research and development expenses

R&D increased to $3.4 million, or 1.8% of net sales, in 2004 from $2.0 million, or 1.5% of sales, in 2003. R&D was primarily related to new product development relating to silicon wafers, and, to a lesser extent, packaging.

Interest expense, net

Net interest expense for 2004 decreased $223,000 to $637,000 from $860,000 in 2003, due primarily to a decrease in the use of our credit facilities, as well as to lower interest rates. In 2004, we repaid $3.6 million of debt outstanding under our credit facilities, reducing the balances outstanding from $21.1 million at December 31, 2003 to $17.5 million at December 31, 2004.

 Other expense

Other expense for 2004 increased $413,000 compared to 2003, primarily due to approximately $400,000 in currency exchange losses related to the weakened U.S. dollar, primarily versus the Taiwan dollar, recorded in the fourth quarter of 2004.

 Income tax provision

Our effective tax rate in 2004 was 19.9%, compared to 18.9% for 2003. We recorded a provision for income taxes in the amount of $6.5 million for 2004, compared to $2.5 million for 2003. Included in the tax provision for 2004 is $1.3 million in deferred taxes recorded in the fourth quarter for an $8.0 million planned dividend distribution from our Asian subsidiaries in 2005 under the AJCA, offset by a $1.2 million foreign investment tax refund (net of U.S. taxes), and an approximately $500,000 research and development tax credit.

Minority interest in joint venture earnings

The minority interest in joint venture earnings represents the minority investor’s share of income of Diodes-China and Diodes-Shanghai. Diodes-Shanghai was established in 2004. The increase in these subsidiaries’ income for 2004 is primarily the result of increased sales of higher margin products. As of December 31, 2004, we had a 95% controlling interest in each of these subsidiaries.

 Net income

We generated net income of $25.6 million (or $1.27 basic earnings per share and $1.10 diluted earnings per share) in 2004, as compared to $10.1 million (or $0.53 basic earnings per share and $0.47 diluted earnings per share) for 2003. This 153.5% increase in net income is due primarily to the 35.6% net sales increase at a gross profit margin of 32.7% in 2004, compared to a gross profit margin of 26.7% in 2003.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash, funds from operations and borrowings under our credit facilities. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs. For 2003, 2004 and 2005, our working capital was $27.2 million, $49.6 million, and $146.7 million, respectively. We anticipate our working capital position will be sufficient for at least the next 12 months.

In 2003, 2004 and 2005, our capital expenditures were $17.0 million, $26.5 million and $24.7 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the United States. The increased amount of capital expenditures from 2003 to 2004 ($17.0 million and $26.5 million, respectively) was primarily attributable to increasing capacity at our facilities to meet demand for our products, including the establishment of our Diodes-Shanghai facility in 2004. In 2005, our capital expenditures reduced to $24.6 million as a result of increased equipment efficiencies and the slower market growth as compared to 2004.

Discussion of cash flows

Cash and short-term investments have increased from $12.8 million at December 31, 2003, to $19.0 million at December 31, 2004, to $113.6 million at December 31, 2005. The increase from 2004 to 2005 was primarily due to the proceeds from the follow-on offering.

Operating activities

Net cash provided by operating activities during 2005 was $50.6 million, resulting primarily from $33.3 million of net income in this period. Net cash provided by operating activities was $29.3 million for 2004 and $18.8 million for 2003. Net cash provided by operations increased by $21.3 million from 2004 to 2005. This increase resulted primarily from a $7.8 million increase in our net income (from $25.6 million in 2004 to $33.3 million in 2005) and decreases in inventories, resulting from faster inventory turns, and decreases in accounts receivable. We continue to closely monitor our credit terms with our customers, while at times providing extended terms, primarily required by our customers in Asia and Europe.

Investing activities

Net cash used by investing activities for 2005 was $65.8 million resulting from capital expenditures of $19.6 million (net of $5.1 million purchased on accounts payable), short-term investments of municipal bonds and equity investments. Net cash used by investing activities was $26.1 million for 2004 and $15.6 million for 2003. Net cash used for investing activities in those periods primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the United States.

 Financing activities

Net cash provided by financing activities for 2005 was $70.8 million, resulting primarily from $71.7 million in net proceeds from the offering of equity securities, offset by $10.9 million debt repayment. In addition, the Company received $4.2 million from stock option exercises in 2005. Net cash provided by financing activities was $2.2 million for 2004 and $1.9 million for 2003. Net cash provided by financing activities for 2004 was primarily due to $5.6 million received in connection with the exercise of stock options, partially offset by $4.8 million repaid under our debt instruments. Net cash provided by financing activities for 2003 was primarily due to $2.0 million received in connection with the exercise of stock options.

Debt instruments

On August 29, 2005, we amended our U.S. credit arrangements with Union Bank of California, N.A. (Union Bank). Under the second amendment to our amended and restated credit agreement, we now have available a revolving credit commitment of up to $20.0 million, including a $5.0 million letter of credit sub-facility. In addition, and in connection with this amendment, one of our subsidiaries, FabTech, also amended and restated a term note and related agreement with respect to an existing term loan arrangement, which we refer to as the FabTech term loan. After giving effect to this amendment, the principal amount under the FabTech term loan was increased to $5.0 million.

The revolving credit commitment expires on August 29, 2008. The FabTech term loan, which amortizes monthly, matures on August 29, 2010. As of December 31, 2005, we had no amounts outstanding under our revolving credit facility, and there was $4.7 million outstanding under the FabTech term loan. Loans to Diodes Incorporated under our credit facility are guaranteed by FabTech, and in turn, the FabTech term loan is guaranteed by Diodes Incorporated. The purpose of the revolving credit facility is to provide cash for domestic working capital purposes, and to fund permitted acquisitions.

All loans under the credit facility and the FabTech term loan are collateralized by all of Diodes Incorporated’s and FabTech’s accounts, instruments, chattel paper, documents, general intangibles, inventory, equipment, furniture and fixtures, pursuant to security agreements entered into by Diodes Incorporated and FabTech in connection with these credit arrangements.

Both amounts borrowed under the revolving credit facility and the FabTech term loan bear interest at LIBOR plus 1.15%. At December 31, 2005, the effective rate under both the credit agreement and the FabTech term loan was LIBOR plus 1.15%, or 5.38%.

The credit agreement contains covenants that require us to maintain a leverage ratio not greater than 2.25 to 1.0, an interest expense coverage ratio of not less than 2.0 to 1.0 and a current ratio of not less than 1.0 to 1.0. It also requires us to achieve a net profit before taxes, as of the last day of each fiscal quarter, for the two consecutive fiscal quarters ending on that date of not less than $1. The credit agreement permits us to pay dividends to our stockholders to the extent that any such dividends declared or paid in any fiscal year do not exceed an amount equal to 50% of our net profit after taxes for such fiscal year. However, it limits our ability to dispose of assets, incur additional indebtedness, engage in liquidation or merger, acquisition, partnership or other combination (except permitted acquisitions). The credit agreement also contains customary representations, warranties, affirmative and negative covenants and events of default.

The agreements governing the FabTech term loan do not contain any financial or negative covenants. However, they provide that a default under our credit agreement will cause a cross-default under the FabTech term loan.

As of December 31, 2005, FabTech had paid down $3.75 million, to pay in full a note in favor of LSC, which debt was incurred in connection with our acquisition of FabTech from LSC in 2000. This note matured on June 30, 2006 and amortized monthly. The obligations under this note were subordinated to the obligations under our U.S. credit agreement with Union Bank.

Diodes-China and Diodes-Taiwan have available lines of credit of up to an aggregate of $29.2 million, with a number of Chinese and Taiwanese financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by its premises, are unsecured, uncommitted and, in some instances, may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin.

As of December 31, 2005, Diodes-China owed $1.8 million under a note to one of our customers, which debt was incurred in connection with our investing in manufacturing equipment. We repay this unsecured and interest-free note in quarterly price concession installments, with any remaining balance due in July 2008.

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

Contractual Obligations

The following table represents the Company’s contractual obligations as of December 31, 2005:

Contractual Obligations	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$9,487	$4,621	$3,200	$1,666	$0
Capital leases	2,049	185	370	370	1,124
Operating leases	11,401	3,682	6,245	1,474	0
Purchase obligations	11,584	11,584	0	0	0
Total obligations	$34,521	$20,072	$9,815	$3,510	$1,124

There have been no material changes to our contractual obligations as of December 31, 2005, as compared to December 31, 2004. Inflation did not have a material effect on net sales or net income in fiscal years 2003 through 2005. A significant increase in inflation could affect future performance.

Recently Issued Accounting Pronouncements and Proposed Accounting Changes

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of this Interpretation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 123(R). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognizing that valuation in the financial statements from the date of grant. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will partially depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as shown in the Stock-based Compensation table contained in Note 1 of our financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We are currently evaluating several option valuation models in order to calculate the required compensation expense. We have elected to adopt the provisions of SFAS No. 123(R) on a modified prospective application method with no restatement of any prior periods. SFAS No. 123(R) is effective for us as of the beginning of the fiscal year ending December 31, 2006.

In December 2004, the FASB also issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The provisions of this standard are effective for the fiscal years beginning after June 15, 2005. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, but does not believe the impact of the change will be material.

On October 22, 2004, the American Jobs Creation Act of 2004 was passed, which raised a number of issues with respect to accounting for income taxes. In response, on December 21, 2004, the FASB issued two FASB Staff Positions, or FSP, FSP 109-1— Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 and FSP 109-2— Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which became effective for us upon issuance.

The AJCA provides a deduction for income from qualified domestic production activities, to be phased in from 2005 through 2010, which is intended to replace the existing extra-territorial income exclusion for foreign sales. In FSP 109-1, the FASB decided the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, rather than as a rate reduction. Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the tax return. No adjustment to deferred taxes was required. The adoption of this standard is not expected to have significant impact on Company’s consolidated financial statements.

The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85.0% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the AJCA. FSP 109-2 addresses when to reflect in the financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. Under SFAS No. 109, companies are normally required to reflect the effect of new tax law changes in the period of enactment. FSP 109-2 provides companies additional time to determine the amount of earnings, if any, that they intend to repatriate under the AJCA’s provisions. See Note 8 of our financial statements for more discussion of the impact of the AJCA, including the impact on our repatriation of foreign earnings.

In November 2004, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations. The consensus provides guidance in determining: (1) which cash flows should be taken into consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, (2) the types of involvement ongoing between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component, and (3) the appropriate (re)assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. The consensus was ratified by the FASB at their November 30, 2004 meeting and should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We do not anticipate a material impact on our financial statements from the adoption of this consensus.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-10, Applying Paragraph 19 of FAS 131 in determining whether to aggregate operating segments that do not meet the quantitative thresholds. The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS No. 131. The effective date of the consensus in this Issue is for fiscal years ending after October 13, 2004. The ratification of this Issue did not have an impact on our financial reporting.

In March 2004, the EITF reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (1) the aggregate amount of unrealized losses, and (2) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. We determined that EITF 03-01 would not have a material impact on our financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46R, or FIN 46R, Consolidation of Variable Interest Entities, a revision to Interpretation No. 46. FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as “variable interest entities.” Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. We have assessed Diodes-Shanghai under the provisions of FIN 46R and have concluded that our investment in Diodes-Shanghai does not meet the criteria for consolidation under the standard. However, Diodes-Shanghai is consolidated under other applicable accounting literature. We will periodically review our investment in Diodes-Shanghai to insure that we comply with the guidelines prescribed by FIN 46R.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk. We face exposure to adverse movements in foreign currency exchange rates, primarily in Asia. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results. Certain of our assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan and the Taiwanese dollar and, to a lesser extent, the Japanese Yen, the Euro and the Hong Kong dollar. Because of the relatively small size and nature of each individual currency exposure, we do not regularly employ hedging techniques designed to mitigate foreign currency exposures. Therefore, we could experience currency gains and losses. If the Chinese Yuan and the Taiwanese dollar were to strengthen or weaken by 1.0% against the U.S. dollar, we would experience currency gains or losses of approximately $150,000 and $60,000, respectively. In the future, we may enter into hedging arrangements designed to mitigate foreign currency fluctuations.

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

Interest Rate Risk. We have credit facilities with U.S. and Asian financial institutions as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. In July 2001, we entered into an interest rate swap agreement to hedge our exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of our long-term debt. The interest rate under the swap agreement was fixed at 6.8% and was based on the notional amount of U.S. $2.3 million as of December 31, 2003. The swap contract was inversely correlated to the related hedged long-term debt and was therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge was measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. At November 30, 2004 the interest rate swap agreement on our long-term debt expired. As a matter of policy, we do not enter into derivative transactions for trading or speculative purposes. As of December 31, 2005, our outstanding debt under our interest-bearing credit agreements was $10.7 million. Based on an increase or decrease in interest rates by 1.0% for the year, our annual interest rate expense would increase or decrease by approximately $107,000.

Political Risk. We have a significant portion of our assets in Mainland China and Taiwan. The possibility of political conflict between the two countries or with the United States could have an adverse impact upon the Company’s ability to transact business through these important business segments and to generate profits. See “Risk Factors - Foreign Operations.”

Item 8. Financial Statements and Supplementary Data

See “Item 15. Exhibits and Financial Statement Schedules” for the Company’s Consolidated Financial Statements and the notes and schedules thereto filed as part of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's Chief Executive Officer, Dr. Keh-Shew Lu, and Chief Financial Officer, Carl C. Wertz, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective to provide reasonable assurance that material information relating to the Company (including its consolidated subsidiaries) required to be included in this report is made known to them.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation from management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Moss Adams LLP, an independent registered public accounting firm, who has expressed unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 as stated in their report which is included in Item 8 of this Report.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Diodes Incorporated and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Diodes Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Diodes Incorporated and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Also in our opinion, Diodes Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Diodes Incorporated and Subsidiaries as of and for the year ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Moss Adams LLP

Moss Adams LLP
Los Angeles, California
March 10, 2006

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information concerning the directors and executive officers of the Company is incorporated herein by reference from the section entitled "Proposal One - Election of Directors" contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year end of December 31, 2005, for its annual stockholders' meeting for 2006 (the "Proxy Statement").

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

Item 14. Principal Accountant Fees and Services

The information concerning the Company’s principal accountant’s fees and services is incorporated herein by reference from the section entitled “Proposal Five – Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

(1) Financial statements:	Page

Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheet at December 31, 2004 and 2005	44 to 45
Consolidated Statement of Income for the Years Ended December 31, 2003,
2004, and 2005	46
Consolidated Statement of Stockholders' Equity for the Years Ended
December 31, 2003, 2004, and 2005	47
Consolidated Statement of Cash Flows for the Years Ended
December 31, 2003, 2004, and 2005	48 to 49
Notes to Consolidated Financial Statements	50 to 72
(2) Schedules:
Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule	73
Schedule II -- Valuation and Qualifying Accounts	74

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and note thereto.

(b)	Exhibits

The exhibits listed on the Index to Exhibits at page 76 are filed as exhibits or incorporated by reference to this Annual Report on Form 10-K.

(c)	Financial Statements of Unconsolidated Subsidiaries and Affiliates

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and cash flows for each of the years in the three year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Diodes Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Moss Adams LLP
MOSS ADAMS LLP

Los Angeles, California
March 10, 2006

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,	2004	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,970,000	$73,288,000
Short-term investments	-	40,348,000
Total cash and short-term investments	18,970,000	113,636,000

Accounts receivable
Trade customers	38,682,000	48,348,000
Related parties	5,526,000	6,804,000
	44,208,000	55,152,000
Allowance for doubtful accounts	(432,000)	(534,000)
	43,776,000	54,618,000

Inventories	22,238,000	24,611,000
Deferred income taxes, current	2,453,000	2,541,000
Prepaid expenses and other	4,243,000	5,326,000
Prepaid income taxes	406,000	-

Total current assets	92,086,000	200,732,000

PROPERTY, PLANT AND EQUIPMENT, net	60,857,000	68,930,000

DEFERRED INCOME TAXES, non-current	7,970,000	8,466,000

OTHER ASSETS
Equity investment	-	5,872,000
Goodwill	5,090,000	5,090,000
Other	1,798,000	425,000

Total assets	$167,801,000	$289,515,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
December 31,	2004	2005

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit	$6,167,000	$3,000,000
Accounts payable
Trade	17,274,000	18,619,000
Related parties	3,936,000	7,921,000
Accrued liabilities	10,481,000	18,312,000
Income tax payable	978,000	1,470,000
Current portion of long-term debt
Related party	2,500,000	-
Others	1,014,000	4,621,000
Current portion of capital lease obligations	165,000	138,000
Total current liabilities	42,515,000	54,081,000

LONG-TERM DEBT, net of current portion
Related party	1,250,000	-
Others	6,583,000	4,865,000

CAPITAL LEASE OBLIGATIONS, net of current portion	2,172,000	1,618,000

Minority interest in joint verture	3,133,000	3,477,000

STOCKHOLDERS' EQUITY
Class A convertible preferred stock -
par value $1.00 per share; 1,000,000
shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.66 2/3 per share;
30,000,000 shares authorized; 23,644,901 and 25,258,119 shares
issued at 2004 and 2005, respectively	15,763,000	16,839,000
Additional paid-in capital	16,262,000	94,664,000
Retained earnings	81,330,000	114,659,000
	113,355,000	226,162,000
Less:
Treasury stock - 2,420,262 and no shares of
common stock, at cost, at 2004 and 2005, respectively	1,782,000	-
Accumulated other comprehensive loss (gain)	(575,000)	688,000
	1,207,000	688,000

Total stockholders' equity	112,148,000	225,474,000

Total liabilities and stockholders' equity	$167,801,000	$289,515,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,	2003	2004	2005

NET SALES	$136,905,000	$185,703,000	$214,765,000

COST OF GOODS SOLD	100,377,000	124,968,000	140,388,000

Gross profit	36,528,000	60,735,000	74,377,000

OPERATING EXPENSES
Selling, general and administrative	19,586,000	23,503,000	30,285,000
Research and development	2,049,000	3,422,000	3,713,000
Impairment of fixed assets	1,000,000	-	-
Loss (gain) on disposal of fixed assets	37,000	14,000	(102,000)
Total operating expenses	22,672,000	26,939,000	33,896,000

Income from operations	13,856,000	33,796,000	40,481,000

OTHER INCOME (EXPENSES)
Interest income (expense), net	(860,000)	(637,000)	221,000
Other	(5,000)	(418,000)	406,000
Total other income (expenses)	(865,000)	(1,055,000)	627,000

Income before income taxes
and minority interest	12,991,000	32,741,000	41,108,000

INCOME TAX PROVISION	(2,460,000)	(6,514,000)	(6,685,000)

Income before minority interest	10,531,000	26,227,000	34,423,000

Minority interest in earnings of joint venture	(436,000)	(676,000)	(1,094,000)

NET INCOME	$10,095,000	$25,551,000	$33,329,000

EARNINGS PER SHARE
Basic	$0.53	$1.27	$1.44
Diluted	$0.47	$1.10	$1.29

Number of shares used in computation
Basic	19,096,212	20,106,413	23,168,180
Diluted	21,609,081	23,207,156	25,894,384

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2003, 2004, and 2005

	Common stock
	Shares	Shares in Treasury	Amount	Common stock in treasury	Additional paid-in capital	Retained earnings	Accumulated other comprehensive gain (loss)	Total
BALANCE,
December 31, 2002	20,908,719	2,420,262	$13,939,000	$(1,782,000)	$316,000	$45,684,000	$(478,000)	$57,679,000

Comprehensive income, net of tax:
Net income for the year
ended December 31, 2003						10,095,000		10,095,000

Translation adjustments							169,000	169,000

Change in unrealized loss on
derivative instruments,
net of tax of $27,000							68,000	68,000

Total comprehensive income								10,332,000

Management fee from LSC					286,000			286,000
Exercise of stock options
including $1,139,000 income
tax benefit	1,032,206	-	688,000	-	2,465,000	-	-	3,153,000
BALANCE,
December 31, 2003	21,940,925	2,420,262	$14,627,000	$(1,782,000)	$3,067,000	$55,779,000	$(241,000)	$71,450,000

Comprehensive income, net of tax:

Net income for the year
ended December 31, 2004						25,551,000		25,551,000

Translation adjustments							793,000	793,000

Change in unrealized loss on
derivative instruments,
net of tax of $9,000							23,000	23,000

Total comprehensive income								26,367,000

Management fee from LSC					180,000			180,000

Exercise of stock options
including $8,514,000 income
tax benefit	1,703,976	-	1,136,000	-	13,015,000	-	-	14,151,000
BALANCE,
December 31, 2004	23,644,901	2,420,262	$15,763,000	$(1,782,000)	$16,262,000	$81,330,000	$575,000	$112,148,000

Comprehensive income, net of tax:

Net income for the year
ended December 31, 2005						33,329,000		33,329,000

Translation adjustments							(1,263,000)	(1,263,000)

Total comprehensive income								32,066,000

Management fee from LSC					180,000			180,000

Exercise of stock options
including $2,898,000 income
tax benefit	787,545		525,000		7,023,000			7,548,000

Equity awards	58,435		39,000		1,775,000			1,814,000

Follow-on offering	3,187,500		2,126,000		69,592,000			71,718,000

Treasury share retirement	(2,420,262)	(2,420,262)	(1,614,000)	1,782,000	(168,000)	-	-	-

BALANCE,
December 31, 2005	25,258,119	-	$16,839,000	$-	$94,664,000	$114,659,000	$(688,000)	$225,474,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,	2003	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,095,000	$25,551,000	$33,329,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	11,073,000	13,173,000	16,228,000
Minority interest earnings	436,000	676,000	1,094,000
Equity awards	-	-	1,814,000
Loss on impairment and disposal of property, plant and equipment	1,037,000	14,000	(102,000)
Changes in operating assets and liabilities
Accounts receivable	(8,490,000)	(13,203,000)	(11,037,000)
Inventories	(1,248,000)	(6,074,000)	(2,373,000)
Prepaid expenses and other	(388,000)	(2,474,000)	696,000
Deferred income taxes	270,000	5,463,000	(584,000)
Accounts payable	5,082,000	3,728,000	5,330,000
Accrued liabilities	-	1,468,000	2,770,000
Income taxes payable	954,000	978,000	3,390,000

Net cash provided by operating activities	18,821,000	29,300,000	50,555,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,646,000)	(26,201,000)	(19,583,000)
Purchases of short-term investments	-	-	(40,348,000)
Equity investment	-	-	(5,872,000)
Proceeds from sales of property, plant and equipment	357,000	68,000	-

Net cash used by investing activities	(15,289,000)	(26,133,000)	(65,803,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) on line of credit, net	5,463,000	(2,321,000)	(3,167,000)
Net proceeds from the issuance of common stock	2,014,000	5,628,000	76,367,000
Management incentive reimbursement from LSC	375,000	375,000	375,000
Proceeds from long-term debt	-	3,583,000	5,890,000
Repayments of long-term debt	(5,833,000)	(4,819,000)	(7,750,000)
Minority shareholder investment in subsidiary	-	175,000	-
Repayments of capital lease obligations	(157,000)	(158,000)	(136,000)
Dividend to minority shareholder	-	(300,000)	(750,000)

Net cash provided by financing activities	1,862,000	2,163,000	70,829,000

EFFECT OF EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	169,000	793,000	(1,263,000)

INCREASE IN CASH	5,563,000	6,123,000	54,318,000

CASH AND CASH EQUIVALENTS, beginning of year	7,284,000	12,847,000	18,970,000

CASH AND CASH EQUIVALENTS, end of year	$12,847,000	$18,970,000	$73,288,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31,	2003	2004	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$876,000	$683,000	$633,000
Income taxes	$999,000	$2,504,000	$3,443,000

Non-cash activities:
Tax benefit related to stock options
credited to paid-in capital	$1,139,000	$8,514,000	$2,898,000
Property, plant and equipment purchased on accounts payable	$1,371,000	$321,000	$5,061,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of operations - Diodes Incorporated and its subsidiaries manufacture and distribute discrete semiconductor devices to manufacturers in the communications, computing, consumer electronics, industrial, and automotive markets. The Company's products include small-signal transistors and MOSFETs, transient voltage suppressors (TVSs), zeners, Schottkys, diodes, rectifiers, bridges and silicon wafers. The products are sold primarily throughout North America, Asia and Europe.

Principles of consolidation - The consolidated financial statements include the accounts of the parent company, Diodes Incorporated (Diodes-North America), its wholly-owned subsidiaries; Diodes Incorporated Taiwan Co., Ltd. (Diodes-Taiwan), Diodes Hong Kong, Ltd. (Diodes-Hong Kong) and FabTech, Inc. (FabTech or Diodes-FabTech); and its majority (95%) owned subsidiaries, Shanghai KaiHong Electronics Co., Ltd. (Diodes-China) and Shanghai KaiHong Technology Co., Ltd. (Diodes-Shanghai). All significant intercompany balances and transactions have been eliminated in consolidation.

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

In 2003, Diodes-China received approximately $254,000 in high-technology grants as an incentive for further investment from the local Chinese government. The grants were unrestricted and available upon receipt to fund the operations of Diodes-China. The Company recognized this grant income when received and recorded them within “other income” on the accompanying statements of income. No high-technology grant income was received in 2004 or 2005 and management does not expect this type of income in the future.

Product warranty - The Company generally warrants its products for a period of one year from the date of sale. Historically, warranty expense has not been significant.

Cash and cash Equivalents - The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions. Cash balances are usually in excess of Federal and/or foreign deposit insurance limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal.

Short-Term Investments - The Company’s short-term investments consist primarily of municipal bonds, all of which are classified as available-for-sale. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year and those identified by management at time of purchase for funding operations in less than one year are classified as short-term, and all other available-for-sale securities are classified as long-term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Realized gains and losses are accounted for on the specific identification method.

Inventories - Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method. On an on-going basis both finished goods inventory and raw material inventory is evaluated for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to our manufacturing facilities. Based upon this analysis, as well as an inventory aging analysis, a reserve for obsolete and slow-moving inventory is accrued (see Note 3).

Property, plant and equipment - Property, plant and equipment are depreciated using straight-line and accelerated methods over the estimated useful lives, which range from 20 to 55 years for buildings and 3 to 10 years for machinery and equipment. The estimated lives of leasehold improvements range from 3 to 5 years, and are amortized over the shorter of the remaining lease term or their estimated useful lives (see Note 4).
Goodwill - The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 (“Goodwill and Other Intangible Assets”), under which goodwill is tested for impairment at least annually.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

An independent appraiser hired by the Company, performed the required impairment tests of goodwill as of January 1, 2005 and 2006, and has determined that the goodwill is fully recoverable. No goodwill was acquired or impaired during the years ended December 31, 2003, 2004 and 2005. As of December 31, 2005, goodwill for Diodes-FabTech and Diodes-China was $4.2 million and $0.9 million, respectively.

Impairment on long-lived assets - Certain long-lived assets of the Company are reviewed at least annually as to whether their carrying values have become impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Management considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or the projected discounted cash flows from related operations. As of December 31, 2005, the Company expects the remaining carrying value of assets to be recoverable.

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

The Company currently maintains substantially all of its day-to-day cash balances with major financial institutions. Cash balances are usually in excess of Federal and/or foreign deposit insurance limits.

Valuation of financial instruments - The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, working capital line of credit, and long-term debt approximately fair value due to their current market conditions, maturity dates and other factors. Short-term investments classified as available for sale are recorded at market value with unrealized gains or losses reflected in other accumulated comprehensive income or loss.

Treasury shares - In December 2005, the Board of Directors canceled the 2,420,262 shares held in treasury. The cancellation has no net impact on stockholders’ equity, shares outstanding or shares used to compute earnings per share.

Equity investment - On December 20, 2005, the Company acquired an 18.87% equity interest of Anachip Corporation, a private-held Taiwanese fabless analog IC company, for approximately $5.9 million. The investment is being accounted for under the equity method as required by APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." However, the Company did not record income from the investment on the consolidated financial statements for the ten days ending December 31, 2005, as the amount was not material. In January 2006, the Company increased its equity ownership of Anachip Corporation to 99.81%. As a result, Anachip will be consolidated beginning the first fiscal quarter of 2006.

Stock split - On December 1, 2005, the Company affected a three-for-two stock split for shareholders of record as of November 18, 2005 in the form of a 50% stock dividend. All share and per share amounts in the accompanying consolidated financial statements and footnotes disclosures have been retroactively adjusted to reflect the effect of this stock split.

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

For the years ended December 31, 2003, 2004 and 2005, options outstanding for 1,793,000 shares, 0 shares, and 682,000 shares, respectively, of common stock have been excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

	Year Ended December 31

	2003	2004	2005
Net income for earnings
per share computation	$10,095,000	$25,551,000	$33,329,000

Basic
Weighted average number of common
shares oustanding during the year	19,096,211	20,106,413	23,168,180

Basic earnings per share	$0.53	$1.27	$1.44

Diluted
Weighted average number of common
shares outstanding used in calculating
basic earnings per share	19,096,211	20,106,413	23,168,180

Add: additional shares issuable upon
exercise of stock options	2,512,869	3,100,744	2,726,204

Weighted average number of common
shares used in calculating
diluted earnings per share	21,609,080	23,207,157	25,894,384

Diluted earnings per share	$0.47	$1.10	$1.29

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Stock-based compensation - The Company maintains stock-based compensation plans for its board of directors, officers, and key employees, which provide for non-qualified and incentive stock options. The plans are described more fully in Note 9. With the issuance in mid-December 2004 by FASB of SFAS No. 123(R), “Share-Based Payments,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” which was issued in 1995, the Company will begin reporting the fair value of stock-based compensation as an expense in its financial statements beginning in 2006 (see discussion in “Recently Issued Accounting Pronouncements and Proposed Accounting Changes” below). Prior to implementation of this new standard, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost was reflected in net income for stock options, as all options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant. As required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” the following table illustrates the effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for each period presented:

	For the years ended December 31,
		Amounts Per Share			Amounts Per Share			Amounts Per Share
	2003	Basic	Diluted	2004	Basic	Diluted	2005	Basic	Diluted
Net income	$10,095,000	$0.53	$0.47	$25,551,000	$1.27	$1.10	$33,329,000	$1.44	$1.29
Deduct: stock-based compensation
expense determined under fair value
method, net of tax	(1,397,000)	(0.07)	(0.07)	(1,642,000)	(0.08)	(0.07)	(2,805,000)	(0.12)	(0.11)

Pro forma net income	$8,698,000	$0.46	$0.40	$23,909,000	$1.19	$1.03	$30,524,000	$1.32	$1.18

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

	Risk-free		Expected	Expected	Expected
December 31,	interest rate	Expected life	volatility	forfeitures	dividends
2005	3.85%	5.0 years	60.00%	2.54%	0%
2004	3.64%	5.0 years	68.36%	2.64%	0%
2003	3.31%	5.0 years	66.18%	2.77%	0%

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

Derivative financial instrument - The Company used an interest rate swap agreement to hedge its exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of its long-term debt. The interest rate swap agreement applied to 25% of the Company’s long-term debt and expired November 30, 2004. Market value of the swap as of December 31, 2004 and 2005 is included in “Accumulated Other Comprehensive Loss”. The swap contract is inversely correlated to the related hedged long-term debt and was therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge was measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. As a matter of policy, the Company does not enter into derivative transactions for trading or speculative purposes.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Functional currencies and foreign currency translation - Through its subsidiaries, the Company maintains operations in Taiwan, Hong Kong and China. The Company believes the New Taiwan (“NT”) dollar as the functional currency at Diodes-Taiwan most appropriately reflects the current economic facts and circumstances of the operations. Assets and liabilities recorded in NT dollar are translated at the exchange rate on the balance sheet date. Income and expense accounts are translated at the average monthly exchange rate during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income/(loss).

The Company uses the U.S. dollar as the functional currency in Diodes-China, Diodes-Shanghai and Diodes-Hong Kong, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, the Company will periodically assess its position with respect to the functional currency of its foreign subsidiaries. Included in net income are foreign currency exchange losses of approximately $115,000, and $424,000 for the years ended December 31, 2003 and 2004, respectively, and exchange gains of $79,000 for the year ended December 31, 2005.

Comprehensive income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income include foreign currency translation adjustments and changes in the unrealized loss on derivative instruments from swap liability. Foreign currency translation adjustments are presented without a tax effect as the amounts relate primarily to subsidiaries with indefinitely reinvested earnings.

Recently issued accounting pronouncements and proposed accounting changes - In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of this Interpretation did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, FASB issued SFAS No. 123(R). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognizing that valuation in the financial statements from the date of grant. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will partially depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as shown in the Stock-based Compensation table contained in Note 1 of our financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We are currently evaluating several option valuation models in order to calculate the required compensation expense. We have elected to adopt the provisions of SFAS No. 123(R) on a modified prospective application method with no restatement of any prior periods. SFAS No. 123(R) is effective for us as of the beginning of the fiscal year ending December 31, 2006.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

In December 2004, the FASB also issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The provisions of this standard are effective for the fiscal years beginning after June 15, 2005. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, but does not believe the impact of the change will be material.

On October 22, 2004, the American Jobs Creation Act of 2004 was passed, which raised a number of issues with respect to accounting for income taxes. In response, on December 21, 2004, the FASB issued two FASB Staff Positions, or FSP, FSP 109-1— Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 and FSP 109-2— Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which became effective for us upon issuance.

The AJCA provides a deduction for income from qualified domestic production activities, to be phased in from 2005 through 2010, which is intended to replace the existing extra-territorial income exclusion for foreign sales. In FSP 109-1, the FASB decided the deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, rather than as a rate reduction. Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the tax return. No adjustment to deferred taxes was required. The adoption of this standard is not expected to have significant impact on Company’s consolidated financial statements.

The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85.0% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the AJCA. FSP 109-2 addresses when to reflect in the financial statements the effects of the one-time tax benefit on the repatriation of foreign earnings. Under SFAS No. 109, companies are normally required to reflect the effect of new tax law changes in the period of enactment. FSP 109-2 provides companies additional time to determine the amount of earnings, if any, that they intend to repatriate under the AJCA’s provisions. See Note 8 of our financial statements for more discussion of the impact of the AJCA, including the impact on our repatriation of foreign earnings.

In November 2004, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations. The consensus provides guidance in determining: (1) which cash flows should be taken into consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, (2) the types of involvement ongoing between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component, and (3) the appropriate (re)assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. The consensus was ratified by the FASB at their November 30, 2004 meeting and should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We do not anticipate a material impact on our financial statements from the adoption of this consensus.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-10, Applying Paragraph 19 of FAS 131 in determining whether to aggregate operating segments that do not meet the quantitative thresholds. The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS No. 131. The effective date of the consensus in this Issue is for fiscal years ending after October 13, 2004. The ratification of this Issue did not have an impact on our financial reporting.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

In March 2004, the EITF reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (1) the aggregate amount of unrealized losses, and (2) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. We determined that EITF 03-01 would not have a material impact on our financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46R, or FIN 46R, Consolidation of Variable Interest Entities, a revision to Interpretation No. 46. FIN 46R clarifies the application of consolidation accounting for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest; these entities are referred to as “variable interest entities.” Variable interest entities within the scope of FIN 46R are required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46R also requires disclosure of significant variable interests in variable interest entities for which a company is not the primary beneficiary. We have assessed Diodes-Shanghai under the provisions of FIN 46R and have concluded that our investment in Diodes-Shanghai does not meet the criteria for consolidation under the standard. However Diodes-Shanghai is consolidated under other applicable accounting literature. We will periodically review our investment in Diodes-Shanghai to insure that we comply with the guidelines prescribed by FIN 46R.

Reclassifications - Certain prior year amounts, as well as unaudited quarterly financial data presented in the accompanying consolidated financial statements, have been reclassified to conform to the current year financial statement presentation. On December 1, 2005 the Company affected a three-for-two stock split for shareholders of record as of November 18, 2005 in the form of a 50% stock dividend. The Company has made corresponding adjustments to its common stock and additional paid-in capital on the consolidated balance sheets and consolidated statements of stockholders’ equity for the years ended 2004 and 2003. These reclassifications had no impact on previously reported net income or stockholders’ equity.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2005, were as follows:

	2005
	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis

State and local government obligations	$40,150,000	$-	$-	$40,150,000
Money market mutual funds	23,000	-	-	23,000
Corporate bond and notes	175,000	-	-	175,000
Total short-term investments	$40,348,000	$-	$-	$40,348,000

The estimated of fair value is based on publicly available market information or other estimates determined by management. The maturities of debt securities at December 31, 2005, were as follows:

			Cost Basis	Estimated Fair Value

Due in one year or less			$-	$-
Due after one year through five years			-	-
Due after five years through ten years			-	-
Due after ten years			40,150,000	40,150,000
Total			$40,150,000	$40,150,000

NOTE 3 - INVENTORIES

Inventories, stated at the lower of cost or market value, at December 31 were:

	2004	2005

Finished goods	$13,118,000	$14,722,000
Work-in-progress	2,025,000	3,002,000
Raw materials	9,240,000	9,534,000
	24,383,000	27,258,000
Less: reserves	(2,145,000)	(2,647,000)

	$22,238,000	$24,611,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 were:

	2004	2005

Buildings and leasehold improvements	$7,126,000	$7,511,000
Construction in-progress	2,989,000	7,201,000
Machinery and equipment	90,151,000	106,175,000
	100,266,000	120,887,000
Less: Accumulated depreciation
and amortization	(39,671,000)	(52,219,000)
	60,595,000	68,668,000

Land	262,000	262,000
	$60,857,000	$68,930,000

NOTE 5 - BANK CREDIT AGREEMENTS AND LONG-TERM DEBT

Line of credit - The Company maintains credit facilities with several financial institutions through its affiliated entities in the United States and Asia. The credit unused and available under the various facilities as of December 31, 2005, totals $43.5 million, as follows:

2005		Outstanding at December 31,
Credit Facility	Terms	2004	2005

$ 20,000,000	Revolving, collateralized by all assets, variable interest, LIBOR plus variable margin, (approximately 5.4% at December 31, 2005) due monthly	$3,167,000	$-

$ 5,000,000	Term loan, collateralized by all assets, variable interest, LIBOR plus variable margin, (approximately 5.4% at December 31, 2005) due monthly	4,597,000	4,687,000

$ 19,500,000	Unsecured, interest at LIBOR plus margin (approximately 4.6% at December 31, 2005) due quarterly	6,000,000	6,000,000

$ 9,679,000	Unsecured, variable interest plus margin (approximately 2.5% at December 31, 2005) due monthly	-	-

$ 54,179,000		13,764,000	10,687,000

Less: Long-term debt, net of Related Party (included in following table)		(7,597,000)	(7,687,000)

Line of credit		$6,167,000	$3,000,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

Long-term debt - The balances as of December 31, consist of the following:

	2004	2005
Note payable to LSC, a major stockholder of the Company (see Note 11), due in equal monthly installments of $208,000 plus interest beginning July 31, 2002, through June 30, 2006. The unsecured note bears interest at LIBOR plus 2% (approximately 6.23% at December 31, 2005) and is subordinated to the interest of the Company's primary lender. This note was paid in full in December 2005.	$3,750,000	$-

Term note portion of China credit facility due in 2006.	3,000,000	3,000,000

Term note portion due to unrelated customer, unsecured and interest-free
in quarterly price concession, balance due in July 2008.	-	1,800,000

Note payable to U.S. bank, collateralized by all assets, due in aggregate monthly principal payments of $83,000 plus interest (approximately 5.4% at December 31, 2005).	4,597,000	4,686,000
	11,347,000	9,486,000
Less: Current portion	(3,514,000)	(4,621,000)

Long-term debt, net of current portion	$7,833,000	$4,865,000

The $20.0 million U.S. credit facility includes a revolving credit commitment of up to $20.0 million, including a $5.0 million letter of credit sub-facility. As of December 31, 2005, there was no amount outstanding under the letter of credit sub-facility. The credit facilities contain certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and attainment of certain financial results, and prohibit the payment of dividends.

The annual contractual maturities of long-term debt at December 31, 2005 are as follows:

2006	$4,621,000
2007	1,799,000
2008	1,400,000
2009	1,000,000
2010	666,000
$9,486,000

In July 2001, the Company entered into an interest rate swap agreement with a bank to hedge its interest exposure. The interest rate under the swap agreement, which expired November 30, 2004, was fixed at 6.8% and based on the notional amount, which was $2,292,000 at December 31, 2003.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease agreements are summarized as follows:

For years ending December 31,

2006	$185,000
2007	185,000
2008	185,000
2009	185,000
2010	185,000
Thereafter	1,124,000
2,049,000
Less: Interest	(293,000)
Present value of minimum lease payments	1,756,000

Less: Current portion	(138,000)
Long-term portion	$1,618,000

At December 31, 2005, property under capital leases had a cost of $2,369,000, and the related accumulated depreciation was $639,000.

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities at December 31 were:

	2004	2005

Equipment purchases	$2,012,000	$7,073,000
Employee compensation and payroll taxes	5,779,000	6,094,000
Refunds to product distributors	151,000	649,000
Sales commissions	437,000	629,000
Other	2,102,000	3,867,000
	$10,481,000	$18,312,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

The components of the income tax provisions are as follows:

	2003	2004	2005
Current tax provision
Federal	$1,167,000	$4,922,000	$3,013,000
Foreign	1,183,000	4,745,000	4,546,000
State	40,000	461,000	547,000
	2,390,000	10,128,000	8,106,000
Deferred tax expense (benefit)	70,000	(3,614,000)	(1,421,000)
Total income tax provision	$2,460,000	$6,514,000	$6,685,000

Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2003, 2004, and 2005 are as follows:

	2003		2004		2005

		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings	Amount	earnings	Amount	earnings
Federal tax	$4,417,000	34.0	$11,131,000	34.0	$13,977,000	34.0
State franchise tax,
net of Federal benefit	753,000	5.8	1,588,000	4.8	1,870,000	4.6
Foreign income tax rate difference	(2,808,000)	(21.6)	(6,629,000)	(20.2)	(11,079,000)	(27.0)
Other	98,000	0.8	424,000	1.3	1,917,000	4.7

Income tax provision (benefit)	$2,460,000	19.0	$6,514,000	19.9	$6,685,000	16.3

As an incentive for establishing our first Shanghai-based manufacturing subsidiary, Diodes-China, in 1996, and in accordance with the taxation policies of China, Diodes-China, received preferential tax treatment for the years ended December 31, 1996 through 2005.

Diodes-China is located in the Songjiang district, where the standard central government tax rate is 24.0%. However, as an incentive for establishing Diodes-China, the earnings of Diodes-China were subject to a 0% tax rate by the central government from 1996 through 2000, and to a 12.0% tax rate from 2001 through 2005. For 2006 and future years, Diodes-China’s earnings will continue to be subject to a 12.0% tax rate provided it exports at least 70% of its net sales. In addition, due to an $18.5 million permanent re-investment of Diodes-China earnings in 2004, Diodes-China has applied to the Chinese government for additional preferential tax treatment on earnings that are generated by this $18.5 million investment. If approved, those earnings will be exempted from central government income tax for two years, and then subject to a 12.0% tax rate for the following three years.

In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China, the local government waived this tax from 1996 through 2005. Management expects this tax to be waived for at least the first half of 2006, however, the local government can re-impose this tax at any time at its discretion.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

In 2004, we established our second Shanghai-based manufacturing facility, Diodes-Shanghai, located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government standard tax rate is 15.0%. There is no local government tax. During 2004, Diodes-Shanghai earnings were subject to the standard 15.0% central government tax rate. As an incentive for establishing Diodes-Shanghai, for 2005 and 2006 the earnings of Diodes-Shanghai are exempted from central government income tax, and for the years 2007 through 2009 its earnings will be subject to a 7.5% tax rate. From 2010 onward, provided that Diodes-Shanghai exports over 70% of its net sales, its earnings will be subject to a 10.0% tax rate.

Earnings of Diodes-Taiwan are currently subject to a tax rate of 35%, which is comparable to the U.S. Federal tax rate for C corporations. Earnings of Diodes-Hong Kong are currently subject to a 17.5% tax for local sales and/or local source sales, all other sales are foreign income tax-free.

In accordance with United States tax law, the Company receives credit against its U.S. Federal tax liability for corporate taxes paid in foreign jurisdictions. The repatriation of funds from foreign subsidiaries to the Company may be subject to Federal and state income taxes.

As of December 31, 2005, accumulated and undistributed earnings of Diodes-China and Diodes-Shanghai are approximately $51.2 million, including $28.5 million of restricted earnings (which are not available for dividends). Through March 31, 2002, the Company had not recorded deferred U.S. Federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since the Company, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the United States. Beginning in April 2002, the Company began to record deferred taxes on a portion of the China earnings in preparation of a dividend distribution. In the year ended December 31, 2004, the Company received a dividend of approximately $5.7 million from its Diodes-China subsidiary, for which the tax effect is included in U.S. Federal and state taxable income.

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

At December 31, 2004, the Company made a minimum estimate for repatriating cash from its subsidiaries in China and Hong Kong of $8.0 million under the AJCA, and recorded an income tax expense of approximately $1.3 million. Under the guidelines of the AJCA, the Company developed a required domestic reinvestment plan, covering items such as U.S. bank debt repayment, U.S. capital expenditures and U.S. research and development activities, among others, to cover the dividend repatriation. During 2005, the Company completed a quantitative analysis of the benefits of the AJCA, the foreign tax credit implications, and state and local tax consequences of the impact of the AJCA on the Company’s plans for repatriation. Based on the analysis, the Company repatriated $24.0 million from its foreign subsidiaries in 2005.

The Company is evaluating the need to provide additional deferred taxes for the future earnings of its foreign subsidiaries to the extent such earnings may be appropriated for distribution to the Company’s corporate office in North America, and as further investment strategies with respect to foreign earnings are determined. Should the Company’s North American cash requirements exceed the cash that is provided through the domestic credit facilities, cash can be obtained from the Company’s foreign subsidiaries. However, the distribution of any unappropriated funds to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income. As of December 31, 2005, the Company has recorded approximately $1.1 million in deferred taxes for earnings of its foreign subsidiaries, primarily Diodes-Hong Kong.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

At December 31, 2004 and 2005, the Company's deferred tax assets and liabilities are comprised of the following items:

	2004	2005
Deferred tax assets, current
Inventory cost	$364,000	$672,000
Accrued expenses and accounts receivable	702,000	1,692,000
Net operating loss carryforwards, foreign tax credits and other	1,387,000	177,000

	$2,453,000	$2,541,000

Deferred tax assets, non-current
Plant, equipment and intangible assets	$(2,632,000)	$(1,181,000)
Net operating loss carryforwards, foreign tax credits and other	10,602,000	9,647,000

	$7,970,000	$8,466,000

At December 31, 2005, the Company had Federal and state net operating loss (NOL) carryforwards of approximately $9.7 million and $13.4 million, respectively, available to offset future regular and alternative minimum taxable income. The Federal NOL carryforwards will begin to expire in 2016 and the state NOL carryforwards will begin to expire in 2006.

At December 31, 2005, the Company had Federal and state tax credit carryforwards of approximately $8.0 million and $0.2 million, respectively, available to offset future regular income and partially offset alternative minimum taxable income. The Federal credit carryforwards will begin to expire in 2009 and the state credit carryforwards will begin to expire in 2020.

For the years ended December 31, 2003, 2004 and 2005, the Company recorded tax benefits related to the exercise of non-qualified stock options and the disqualified disposition of incentive stock options which were recorded as a credit to additional paid in capital in the amount of $1,139,000, $8,514,000 and $2,898,000, respectively.

NOTE 9 - EMPLOYEE BENEFIT PLANS

Employee Retirement Plans - The Company maintains a 401(k) retirement plan (the Plan) for the benefit of qualified employees at its North American locations. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company makes a matching contribution of $1 for every $2 contributed by the participant up to 6% (3% maximum matching) of the participant’s eligible payroll. In addition, the Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan.

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

For the years ended December 31, 2003, 2004, and 2005, amounts expensed under these plan were approximately $1,241,000, $1,428,000, and $1,848,000, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EMPLOYEE BENEFIT PLANS (Continued)

Stock Option Plans - The Company maintains stock option plans for directors, officers, and key employees, which provide for non-qualified and incentive stock options. The Compensation and Stock Option Committee of the Board of Directors determines the option price (not to be less than fair market value of the underlying common stock at the date of grant for incentive stock options) at the date of grant. The options generally expire ten years from the date of grant and are exercisable (vested) over the period stated in each option. Approximately 116,512 shares were available for future grants under the plans as of December 31, 2005. A summary of stock option transactions for the plans follows:

	Outstanding Options
		Exercise Price Per Share
	Number	Range	Weighted Average

Balance, December 31, 2002	5,377,713	0.55-10.63	$3.93
Granted	754,426	7.09-8.69	8.69
Exercised	(1,032,212)	0.55-10.63	1.95
Canceled	(22,988)	3.70-10.63	5.23

Balance, December 31, 2003	5,076,939	1.48-10.63	5.04
Granted	790,350	12.21-14.57	12.23
Exercised	(1,705,088)	1.48-10.63	3.31
Canceled	(53,400)	3.70-12.21	9.09

Balance, December 31, 2004	4,108,801	1.48-14.57	7.09
Granted	832,485	17.30-25.79	22.34
Exercised	(788,193)	1.48-14.57	5.26
Canceled	(57,980)	3.79-23.31	13.11

Balance, December 31, 2005	4,095,113	$1.48-25.79	$10.45

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EMPLOYEE BENEFIT PLANS (Continued)

As of December 31, 2005, approximately 2,554,208 of the 4,095,113 options outstanding were exercisable. The following summarizes information about stock options outstanding at December 31, 2005:

	Range of exercise	Number	Weighted average	Weighted average
	prices	outstanding	remaining contractual life (yrs)	exercise price
'93 NQO	$1.78-10.63	681,600	4.1	$7.03
'93 ISO	1.48-10.63	719,900	4.0	5.04
'01 Plan	3.70-25.79	2,693,613	8.2	12.77

Total	$1.48-25.79	4,095,113	6.7	$10.45

The following summarizes information about stock options exercisable at December 31, 2005:

	Range of exercise	Number	Weighted average	Weighted average
	prices	exercisable	remaining contractual life (yrs)	exercise price
'93 NQO	$1.78-10.63	681,600	4.1	$7.03
'93 ISO	1.48-10.63	718,775	4.0	5.04
'01 Plan	3.70-12.21	1,153,833	7.2	6.99

Total	$1.48-12.21	2,554,208	5.4	$6.45

Stock Bonus Plan - The Company also maintains an incentive stock bonus plan, which reserves shares of stock for issuance to key personnel. No shares were issued under this incentive bonus plan for years ended December 31, 2003 and 2004. In 2005, there were 330,000 restricted shares issued. As of December 31, 2005, there were 44,625 shares available for issuance under this plan.

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

In March 2001, Vishay agreed to sell its 65% interest in the Vishay/LPSC joint venture to the Lite-On Group, the 35% joint venture partner. Because of this transaction, the Lite-On Group, through LPSC, its wholly-owned subsidiary, indirectly owned approximately 37% of the Company’s common stock. In December 2001, LPSC merged with Dyna Image Corporation of Taipei, Taiwan. Dyna Image is the world’s largest manufacturer of Contact Image Sensors (CIS), which are used in fax machines, scanners, and copy machines. The combined company is called Lite-On Semiconductor Corporation (LSC). At December 31, 2005, LSC owned approximately 22.9% of the Company’s common stock. The Company considers its relationship with LSC to be mutually beneficial and the Company and LSC plans to continue its strategic alliance as it has since 1991.

The Company also leases warehouse space from Lite-on HK Ltd. for its operations in Hong Kong. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. As required by Nasdaq, the Audit Committee of the Board of Directors has approved the contracts associated with the related party transactions. The Company buys product from, and sell products to, LSC.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

Net sales to, and purchases from, LSC were as follows for years ended December 31:

	2003	2004	2005

Net sales	$14,628,000	$20,675,000	$20,608,000

Purchases	$18,667,000	$22,368,000	$22,289,000

As a result of the acquisition of FabTech from LSC, the Company was indebted to LSC in the amount of $3,750,000 and $0 as of December 31, 2004 and December 31, 2005, respectively. Terms of the debt are indicated in Note 5. As per the terms of the acquisition agreement, LSC entered into a volume purchase agreement with FabTech pursuant to which LSC is obligated to purchase from FabTech, and FabTech is obligated to manufacture and sell to LSC, silicon wafers.

 As part of the FabTech acquisition, the Company entered into management incentive agreements with several members of FabTech’s management. The agreements provide a guaranteed aggregate $375,000 annual payment as well as contingent bonuses based on the annual profitability of FabTech (subject to a maximum annual amount). Any portion of the guaranteed and contingent liability paid by FabTech is reimbursed by LSC. Guaranteed and maximum contingent bonus payments provided for by the management incentive agreements for the year ended December 31, 2004 (the final year of the agreements) were $375,000 and $1.2 million, respectively. No contingent bonus was earned or paid in the years 2003 through 2005.

Other related party - The Company sells product to, and purchases inventory from, companies owned by its 5% minority shareholder, Keylink International (formerly Xing International), in Diodes-China and Diodes-Shanghai. In addition, Diodes-China and Diodes-Shanghai each leases its manufacturing facilities from, subcontracts a portion of its manufacturing process (metal plating and environmental services) to, and pays a consulting fee to, its 5% minority shareholder. Total amounts for these services for the years ended December 31, 2003, 2004, and 2005 were $3,464,000, $4,760,000, and $6,575,000. Such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties. As required by Nasdaq, the Audit Committee of the Board of Directors has approved the contracts associated with the related party transactions.

Net sales to, and purchases from, companies owned by Keylink International were as follows for years ended December 31:

	2003	2004	2005

Net sales	$1,484,000	$1,677,000	$1,336,000

Purchases	$2,961,000	$4,789,000	$3,882,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

Accounts receivable from, and accounts payable to, related parties were as follows as of December 31:

	2004	2005
Accounts receivable
LSC	$4,180,000	$5,800,000
Keylink International	1,346,000	1,004,000
	$5,526,000	$6,804,000

Accounts payable
LSC	$2,862,000	$5,150,000
Keylink International	1,074,000	2,771,000
	$3,936,000	$7,921,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT INFORMATION

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Operations, Senior Vice President of Sales and Marketing, and Vice President, Asia Sales. The Company operates in a single segment, discrete semiconductor devices, through its various manufacturing and distribution facilities.

Our operations include the domestic operations (Diodes, Inc. and FabTech) located in the United States and the Asian operations (Diodes-Taiwan located in Taipei, Taiwan, Diodes-China and Diodes-Shanghai both located in Shanghai, China, and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which accounted for approximately 2.3%, 2.6% and 2.6% of total sales for the for the years ended December 31, 2003, 2004, and 2005, respectively, are consolidated into the domestic (North America) operations.

The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

	Asia	U.S.A.	Consolidated
2005
Total sales	$238,825,000	$90,707,000	$329,532,000
Intercompany sales	(98,427,000)	(16,340,000)	(114,767,000)
Net sales	$140,398,000	$74,367,000	$214,765,000

Assets	$139,863,000	$149,652,000	$289,515,000
Property, plant & equipment, net	$57,402,000	$11,528,000	$68,930,000

2004
Total sales	$185,308,000	$92,634,000	$277,942,000
Intercompany sales	(75,527,000)	(16,712,000)	(92,239,000)
Net sales	$109,781,000	$75,922,000	$185,703,000

Assets	$116,729,000	$51,072,000	$167,801,000
Property, plant & equipment, net	$48,589,000	$12,268,000	$60,857,000

2003
Total sales	$124,412,000	$72,188,000	$196,600,000
Intercompany sales	(48,378,000)	(11,317,000)	(59,695,000)
Net sales	$76,034,000	$60,871,000	$136,905,000

Assets	$82,142,000	$41,653,000	$123,795,000
Property, plant & equipment, net	$35,941,000	$11,952,000	$47,893,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT INFORMATION (Continued)

Geographic Information

Revenues were derived from the following countries (All Others represents countries with less than 10% of total revenues each):

		% of Total
2005	Revenue	Revenue
China	$68,050,000	31.7%
Taiwan	$59,838,000	27.9%
United States	$54,981,000	25.6%
All Others	$31,896,000	14.8%
Total	$214,765,000	100.0%

		% of Total
2004	Revenue	Revenue
United States	$53,204,000	28.7%
Taiwan	$50,716,000	27.3%
China	$44,311,000	23.9%
All Others	$37,472,000	20.1%
Total	$185,703,000	100.0%

		% of Total
2003	Revenue	Revenue
United States	$41,593,000	30.4%
Taiwan	$38,087,000	27.8%
China	$25,908,000	18.9%
Korea	$14,455,000	10.6%
All Others	$16,862,000	12.3%
Total	$136,905,000	100.0%

Major customers - In 2005, we sold silicon wafers to LSC totaling 9.6% (11.1% in 2004 and 10.7% in 2003) of our total net sales, making LSC our largest customer. No other customer accounted for 10% or greater of our total net sales.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCKHOLDERS’ EQUITY

Follow-on offering - During 2005, we sold 2,125,000 shares of our Common Stock in a follow-on public offering, raising approximately $71.7 million (net of commissions and expenses). We used approximately $30 million of the net proceeds in connection with the Anachip acquisition and we intend to use the remaining net proceeds from this offering for working capital and other general corporate purposes, including acquisitions.

NOTE 13 - COMMITMENTS and CONTINGENCIES

Operating leases - The Company leases its offices, manufacturing plants and warehouses under operating lease agreements expiring through December 2009. Rent expense amounted to approximately $2,455,000, $2,938,000, and $3,765,000 for the years ended December 31, 2003, 2004, and 2005, respectively.

Future minimum lease payments under non-cancelable operating leases for years ending December 31 are:

2006	$3,682,000
2007	3,332,000
2008	2,913,000
2009	1,474,000
2010	-

$11,401,000

Purchase commitments - The Company has non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment in China, of $11,584,000 at December 31, 2005.

NOTE 14 - SUBSEQUENT EVENT

On December 20, 2005, the Company announced it had signed a definitive stock purchase agreement to acquire Anachip Corporation, a Taiwanese fabless analog IC company.

Headquartered in the Hsinchu Science Park in Taiwan, Anachip’s main product focus is Power Management ICs. Anachip's products are widely used in LCD monitor/TV's, wireless 802.11 LAN access points, brushless DC motor fans, portable DVD players, datacom devices, ADSL modems, TV/satellite set-top boxes, and power supplies.

The selling shareholders of Anachip stock included LSC (which owned approximately 60% of Anachip’s outstanding capital stock), and two Taiwanese venture capital firms (together owning approximately 20% of Anachip’s stock), as well as current and former Anachip employees.

At December 31, 2005, the Company had purchased an aggregate of 9,433,613 shares (or approximately 18.9%) of the 50,000,000 outstanding shares of the capital stock of Anachip. On January 10, 2006, (the closing date of the acquisition) the Company purchased an additional 40,470,212 shares and therefore, the Company holds approximately 99.81% of the Anachip capital stock. At December 31, 2005, the investment in Anachip is recorded under the equity method, however, the Company did not record income from the investment on the consolidated financial statements for the ten days ending December 31, 2005, as the amount was not material. As of result of the additional Anachip interest acquired during 2006, Anachip will be consolidated beginning the first fiscal quarter of 2006.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENT (Continued)

The purchase price of the acquisition was NT$20 per share (approximately US$30 million). The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

December 31, 2005
(unaudited)
Current assets	$23,752,000
Fixed Assets/Non-current	2,045,000
Intangible assets
Patents and trademarks	2,269,000
Computer cost	246,000
Goodwill	$19,541,000
Total assets acquired	47,853,000
Current liabilities	(16,829,000)
Non-current liabilities	(655,000)
Total liabilities assumed	(17,484,000)
Total purchase price	$30,369,000

The acquired intangible assets include patents and trademarks of $2,269,000 with an approximate 10-year weighted-average useful life, and computer costs of $246,000 with a weighted-average useful life of approximately 3-7 years. The recorded goodwill was assigned to the analog IC segment.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2005
Net sales	$48,600,000	$50,598,000	$54,200,000	$61,367,000

Gross profit	16,596,000	17,496,000	18,877,000	21,407,000

Net income	7,240,000	7,665,000	8,383,000	10,041,000

Earnings per share
Basic	$0.34	$0.35	$0.38	$0.40
Diluted	0.31	0.32	0.34	0.36

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2004
Net sales	$41,435,000	$47,017,000	$49,364,000	$47,887,000

Gross profit	12,750,000	15,028,000	16,746,000	16,211,000

Net income	4,856,000	6,123,000	7,242,000	7,330,000

Earnings per share
Basic	$0.25	$0.31	$0.36	$0.35
Diluted	0.21	0.27	0.31	0.31

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2003
Net sales	$29,446,000	$33,316,000	$34,941,000	$39,202,000

Gross profit	7,461,000	8,346,000	9,162,000	11,559,000

Net income	1,923,000	2,172,000	2,563,000	3,437,000

Earnings per share
Basic	$0.10	$0.11	$0.13	$0.18
Diluted	0.09	0.10	0.12	0.15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries

Our audits of the consolidated financial statements of Diodes Incorporated and Subsidiaries referred to in our report dated March 10, 2006 appearing in Item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Moss Adams LLP

MOSS ADAMS LLP
Los Angeles, California
March 10, 2006

DIODES INCORPORATED AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COL A	COL B	COL C	COL D	COL E

		Additions
	Balance at	charged		Balance at
	beginning	to costs &		end of
Description	of period	expenses	Deductions	period

Year ended December 31,
2003
Allowance for doubtful accounts	$353,000	$75,000	$53,000	$375,000
Reserve for slow moving and obsolete inventory	1,900,000	1,356,000	1,163,000	2,093,000

2004
Allowance for doubtful accounts	$375,000	$68,000	$11,000	$432,000
Reserve for slow moving and obsolete inventory	2,093,000	982,000	930,000	2,145,000

2005
Allowance for doubtful accounts	$432,000	$190,000	$88,000	$534,000
Reserve for slow moving and obsolete inventory	2,145,000	982,000	480,000	2,647,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew, Lu	March 10, 2006
KEH-SHEW LU
President & Chief Executive Officer
(Principal Executive Officer)

By: /s/ Carl C. Wertz	March 10, 2006
CARL C. WERTZ
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2006.

/s/ Raymond Soong	/s/ C.H. Chen
RAYMOND SOONG	C.H. CHEN
Chairman of the Board of Directors	Vice Chairman of the Board of Directors

/s/ Michael R. Giordano	/s/ M.K. Lu
MICHAEL R. GIORDANO	M.K. LU
Director	Director

/s/ Keh-Shew Lu	/s/ John M. Stich
KEH-SHEW LU	JOHN M. STICH
Director	Director

/s/ Shing Mao
SHING MAO
Director

INDEX TO EXHIBITS

Number	Description	Sequential Page Number

2.1
Stock Purchase Agreement, dated December 20, 2005, by and among DII Taiwan Corporation Ltd., Lite-On Semiconductor Corporation, Shin Sheng Investment Limited, Sun Shining Investment Corp. and Anachip Corporation(40)

3.1	Certificate of Incorporation of Diodes Incorporated (the “Company”), as amended(1)
3.2	Amended By-laws of the Company dated August 14, 1987 (2)
4.1	Form of Certificate for Common Stock(41)
10.1	Stock Purchase and Termination of Joint Shareholder Agreement (3)
10.2	1994 Credit Facility Agreement between the Company and Wells Fargo Bank, National Association (4)
10.3 *	Company’s 401(k) Plan - Adoption Agreement (5)
10.4 *	Company’s 401(k) Plan - Basic Plan Documentation #03 (5)
10.5 *	Employment Agreement between the Company and Pedro Morillas (6)
10.6 *	Company’s Incentive Bonus Plan (7)
10.7 *	Company’s 1982 Incentive Stock Option Plan (7)
10.8 *	Company’s 1984 Non-Qualified Stock Option Plan (7)
10.9 *	Company’s 1993 Non-Qualified Stock Option Plan (7)
10.10 *	Company’s 1993 Incentive Stock Option Plan (5)
10.11	$6.0 Million Revolving Line of Credit Note (8)
10.12	Credit Agreement between Wells Fargo Bank and the Company dated November 1, 1995 (8)
10.13	KaiHong Compensation Trade Agreement for SOT-23 Product (9)
10.14	KaiHong Compensation Trade Agreement for MELF Product (10)
10.15	Lite-On Power Semiconductor Corporation Distributorship Agreement (11)
10.16	Loan Agreement between the Company and FabTech Incorporated (12)
10.17	KaiHong Joint Venture Agreement between the Company and Mrs. J.H. Xing (12)
10.18	Quality Assurance Consulting Agreement between LPSC and Shanghai KaiHong Electronics Company, Ltd. (13)
10.19	Loan Agreement between the Company and Union Bank of California, N.A. (13)
10.20	First Amendment to Loan Agreement between the Company and Union Bank of California, N.A. (14)
10.21	Guaranty Agreement between the Company and Shanghai KaiHong Electronics Co., Ltd. (14)
10.22	Guaranty Agreement between the Company and Xing International, Inc. (14)
10.23	Fifth Amendment to Loan Agreement (15)
10.24	Term Loan B Facility Note (15)
10.25	Bank Guaranty for Shanghai KaiHong Electronics Co., LTD (16)
10.26	Consulting Agreement between the Company and J.Y. Xing (17)
10.27	Software License Agreement between the Company and Intelic Software Solutions, Inc. (18)
10.28	Diodes-Taiwan Relationship Agreement for FabTech Wafer Sales (19)
10.29	Separation Agreement between the Company and Michael A. Rosenberg (20)
10.30	Stock Purchase Agreement dated as of November 28, 2000, among Diodes Incorporated, FabTech, Inc. and Lite-On Power Semiconductor Corporation (24)
10.31	Volume Purchase Agreement dated as of October 25, 2000, between FabTech, Inc. and Lite-On Power Semiconductor Corporation (24)
10.32	Credit Agreement dated as of December 1, 2000, between Diodes Incorporated and Union Bank of California (24)
10.33	Subordination Agreement dated as of December 1, 2000, by Lite-On Power Semiconductor Corporation in favor of Union Bank of California (24)
10.34	Subordinated Promissory Note in the principal amount of $13,549,000 made by FabTech, Inc. payable to Lite-On Power Semiconductor Corporation (24)
10.35	Amended and Restated Subordinated Promissory Note between FabTech, Inc. and Lite-On Semiconductor Corp. (26)
10.36	Diodes Incorporated Building Lease - Third Amendment (29)
10.37	Document of Understanding between the Company and Microsemi Corporation (29)
10.38	Swap Agreement between the Company and Union Bank of California (30)
10.39	First Amendment and Waiver between the Company and Union Bank of California (30)
10.40	Second Amendment and Waiver between the Company and Union Bank of California (30)
10.41	Banking Agreement between Diodes-China and Everbright Bank of China (30)
10.42	Banking Agreement between Diodes-China and Agricultural Bank of China (30)
10.43	Banking Agreement between Diodes-Taiwan and Farmers Bank of China (30)

10.44	2001 Omnibus Equity Incentive Plan (31)
10.45	Sale and Leaseback Agreement between the Company and Shanghai Ding Hong Company, Ltd. (32)
10.46	Lease Agreement between the Company and Shanghai Ding Hong Company, Ltd. (32)
10.47	Third Amendment and Waiver to Union Bank Credit Agreement (33)
10.48	Revolving Credit Extension between the Company and Union Bank (34)
10.49	Amended and Restated Credit Agreement between the Company and Union Bank (35)
10.50	$2.0 Million Non Revolving-To-Term Note between the Company and Union Bank (35)
10.51	Lease Agreement for Plant #2 between the Company and Shanghai Ding Hong Electronic Equipment Limited (37)
10.52	$5 Million Term Note with Union Bank (37)
10.53	First Amendment To Amended And Restated Credit Agreement (37)
10.54	Covenant Agreement between Union Bank and FabTech, Inc. (37)
10.55	Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd. (37)
10.56	Lease Agreement between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd. (37)
10.57	Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd. (37)
10.58	Second Amendment to Amended and Restated Credit Agreement dated as of August 29, 2005, between Diodes Incorporated and Union Bank of California, N.A. (39)
10.59	Covenant Agreement dated as of August 29, 2005, between FabTech, Inc. and Union Bank of California, N.A. (37)
10.60	Revolving Note dated as of August 29, 2005, of Diodes Incorporated payable to Union Bank of California, N.A. (37)
10.61	Term Note dated as of August 29, 2005, of FabTech, Inc. payable to Union Bank of California, N.A. (39)
10.62	Security Agreement dated as of February 27, 2003, between the Company and Union Bank of California, N.A. (37)
10.63	Security Agreement dated as of February 27, 2003, between FabTech, Inc. and Union Bank of California, N.A. (37)
10.64	Continuing Guaranty dated as of December 1, 2000, between the Company and Union Bank of California, N.A. (37)
10.65	Continuing Guaranty dated as of December 1, 2000, between FabTech, Inc. and Union Bank of California, N.A. (37)
10.66	Employment Agreement, dated August 29, 2005, between Diodes Incorporated and Dr. Keh-Shew Lu (38)
10.67	Employment Agreement, dated August 29, 2005, between Diodes Incorporated and Mark A. King (38)
10.68	Employment Agreement, dated August 29, 2005, between Diodes Incorporated and Joseph Liu (38)
10.69	Employment Agreement, dated August 29, 2005, between Diodes Incorporated and Carl C. Wertz (38)
10.70	Form of Indemnification Agreement. (38)
10.71	Wafer Purchase Agreement, dated as of January 10, 2006, by and between Anachip Corporation and Lite-On Semiconductor Corporation. (42)
14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers
21**	Subsidiaries of the Registrant
23.1**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1943, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1943, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as Exhibit 3.1 to Form S-3/A filed with the Commission on September 8, 2005, which is hereby incorporated by reference.
(2)	Previously filed as Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1988, which is hereby incorporated by reference.
(3)	Previously filed with the Company’s Form 8-K, filed with the Commission on July 1, 1994, which is hereby incorporated by reference.
(4)	Previously filed as Exhibit 10.4 to Form 10-KSB/A filed with the Commission for fiscal year ended December 31, 1993, which is hereby incorporated by reference.
(5)	Previously filed with Company’s Form 10-K, filed with the Commission on March 31, 1995, which is hereby incorporated by reference.
(6)	Previously filed as Exhibit 10.6 to Form 10-KSB filed with the Commission on August 2, 1994, for the fiscal year ended December 31, 1993, which is hereby incorporated by reference.
(7)	Previously filed with Company’s Form S-8, filed with the Commission on May 9, 1994, which is hereby incorporated by reference.
(8)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 14, 1995, which is hereby incorporated by reference.
(9)	Previously filed as Exhibit 10.2 to Form 10-Q/A, filed with the Commission on October 27, 1995, which is hereby incorporated by reference.
(10)	Previously filed as Exhibit 10.3 to Form 10-Q/A, filed with the Commission on October 27, 1995, which is hereby incorporated by reference.
(11)	Previously filed as Exhibit 10.4 to Form 10-Q, filed with the Commission on July 27, 1995, which is hereby incorporated by reference.
(12)	Previously filed with Company’s Form 10-K, filed with the Commission on April 1, 1996, which is hereby incorporated by reference.
(13)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 15, 1996, which is hereby incorporated by reference.
(14)	Previously filed with Company’s Form 10-K, filed with the Commission on March 26, 1997, which is hereby incorporated by reference.
(15)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 11, 1998, which is hereby incorporated by reference.
(16)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 11, 1998, which is hereby incorporated by reference.

(17)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 11, 1998, which is hereby incorporated by reference.
(18)	Previously filed with Company’s Form 10-K, filed with the Commission on March 26, 1999, which is hereby incorporated by reference.
(19)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 10, 1999, which is hereby incorporated by reference.
(20)	Previously filed with Company’s Form 10-K, filed with the Commission on March 28, 2000, which is hereby incorporated by reference.
(21)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 10, 2000, which is hereby incorporated by reference.
(22)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 4, 2000, which is hereby incorporated by reference.
(23)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 13, 2000, which is hereby incorporated by reference.
(24)	Previously filed with Company’s Form 8-K, filed with the Commission on December 14, 2000, which is hereby incorporated by reference.
(25)	Previously filed with Company’s Definitive Proxy Statement, filed with the Commission on May 1, 2000, which is hereby incorporated by reference.
(26)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 7, 2001, which is hereby incorporated by reference.
(27)	Previously filed with Company’s Form 10-K, filed with the Commission on March 28, 2001, which is hereby incorporated by reference.
(28)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 11, 2001, which is hereby incorporated by reference.
(29)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 2, 2001, which is hereby incorporated by reference.
(30)	Previously filed with Company’s Form 10-K, filed with the Commission on March 31, 2002, which is hereby incorporated by reference.
(31)	Previously filed with Company’s Definitive Proxy Statement, filed with the Commission on April 27, 2001, which is hereby incorporated by reference.
(32)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 15, 2002, which is hereby incorporated by reference.
(33)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 14, 2002, which is hereby incorporated by reference.
(34)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 14, 2002, which is hereby incorporated by reference.
(35)	Previously filed with Company’s Form 10-K, filed with the Commission on March 31, 2003, which is hereby incorporated by reference.
(36)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 9, 2004, which is hereby incorporated by reference.
(37)	Previously filed with Company’s Form 8-K, filed with the Commission on September 2, 2005, which is hereby incorporated by reference.
(38)	Previously filed with Company’s Form 8-K, filed with the Commission on September 2, 2005, which is hereby incorporated by reference.
(39)	Previously filed with Company’s Form 8-K, filed with the Commission on September 7, 2005, which is hereby incorporated by reference.
(40)	Previously filed with Company’s Form 8-K, filed with the Commission on December 21, 2005, which is hereby incorporated by reference.
(41)	Previously filed as Exhibit 4.1 to Form S-3 filed with the Commission on August 25, 2005, which is hereby incorporated by reference
(42)	Previously filed as Exhibit 2.1 to Form 8-K filed with the Commission on January 12, 2006, which is hereby incorporated by reference

*  Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

** Filed herewith