Form 10-Q
period 2006-03-31
DIODES INC /DEL/
filed 2006-05-10
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from _______ to ________.

Commission file number: 1-5740

DIODES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware		95-2039518
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)

3050 East Hillcrest Drive		91362
Westlake Village, California
(Address of principal executive offices)		(Zip code)

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
Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer [ ]    Accelerated filer [ X ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X ]

The number of shares of the registrant’s Common Stock outstanding as of May 5, 2006 was 25,529,788.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS

	December 31, 2005	December 31, 2006
CURRENT ASSETS		(unaudited)

Cash and equivalents	$73,288,000	$53,671,000
Short-term investments	40,348,000	45,806,000
Total cash and short-term investments	113,636,000	99,477,000

Accounts receivable
Customers	48,348,000	54,611,000
Related parties	6,804,000	6,107,000
	55,152,000	60,718,000
Less: Allowance for doubtful receivables	(534,000)	(568,000)
	54,618,000	60,150,000

Inventories	24,611,000	36,877,000
Deferred income taxes, current	2,541,000	5,301,000
Prepaid expenses and other current assets	5,326,000	5,978,000

Total current assets	200,732,000	207,783,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	68,930,000	76,391,000

DEFERRED INCOME TAXES, non current	8,466,000	7,547,000

OTHER ASSETS
Equity investment	5,872,000	-
Goodwill	5,090,000	24,383,000
Other	425,000	2,854,000

TOTAL ASSETS	$289,515,000	$318,958,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	March 31,
	2005	2006
		(unaudited)

CURRENT LIABILITIES
Line of credit	$3,000,000	$4,712,000
Accounts payable
Trade	18,619,000	29,047,000
Related parties	7,921,000	11,145,000
Accrued liabilities	19,782,000	21,635,000
Current portion of long-term debt
Related party	-	-
Other	4,621,000	1,937,000
Current portion of capital lease obligations	138,000	139,000

Total current liabilities	54,081,000	68,615,000

LONG-TERM DEBT, net of current portion
Related party	-	-
Other	4,865,000	4,679,000

CAPITAL LEASE OBLIGATIONS, net of current portion	1,618,000	1,568,000

MINORITY INTEREST IN JOINT VENTURE	3,477,000	3,728,000

STOCKHOLDERS' EQUITY
Class A convertible preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - par value $0.66 2/3 per share; 30,000,000 shares authorized; 25,258,119 and 25,516,788 shares issued at December 31, 2005 and March 31, 2006, respectively	16,839,000	17,007,000
Additional paid-in capital	94,664,000	100,106,000
Retained earnings	114,659,000	123,971,000
	226,162,000	241,084,000
Less:
Accumulated other comprehensive loss	(688,000)	(716,000)

Total stockholders' equity	225,474,000	240,368,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$289,515,000	$318,958,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2005	2006

Net sales	$48,600,000	$73,589,000
Cost of goods sold	32,004,000	49,375,000

Gross profit	16,596,000	24,214,000

Selling and general administrative expenses	6,692,000	11,284,000
Research and development expenses	900,000	1,966,000
Loss (gain) on fixed assets	(105,000)	120,000
Total operating expenses	7,487,000	13,370,000

Income from operations	9,109,000	10,844,000

Other income (expense)
Interest income	4,000	734,000
Interest expense	(159,000)	(140,000)
Other	(42,000)	(207,000)
	(197,000)	387,000

Income before income taxes and minority interest	8,912,000	11,231,000
Income tax provision	(1,433,000)	(1,690,000)

Income before minority interest	7,479,000	9,541,000

Minority interest in joint veture earnings	(239,000)	(229,000)

Net income	$7,240,000	$9,312,000

Earnings per share
Basic	$0.34	$0.37
Diluted	$0.31	$0.34

Number of shares used in computation
Basic	21,326,865	25,348,986
Diluted	23,525,022	27,679,070

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,240,000	$9,312,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,910,000	4,673,000
Minority interest earnings	239,000	229,000
Share-based compensation	-	1,891,000
Loss (gain) on fixed assets	(105,000)	120,000
Changes in operating assets:
Accounts receivable	(800,000)	5,961,000
Inventories	1,011,000	(5,216,000)
Prepaid expenses and others	1,932,000	(127,000)
Deferred income taxes	315,000	(1,841,000)
Changes in operating liabilities:
Accounts payable	564,000	2,893,000
Accrued liabilities	(2,162,000)	(1,364,000)
Income tax payable	(402,000)	438,000

Net cash provided by operating activities	11,742,000	16,969,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,786,000)	(11,616,000)
Proceeds from sale of property, plant and equipment	-	27,000
Purchase of available-for-sale securities	-	(5,458,000)
Acquisitions, net of cash acquired		(18,747,000)

Net cash used by investing activities	(2,786,000)	(35,794,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of line of credit, net	(2,032,000)	(1,052,000)
Net proceeds from the issuance of common stock	763,000	1,246,000
Excess tax benefits associated with share-based compensation	624,000	2,473,000
Proceeds from long-term debt	1,170,000	-
Repayments of long-term debt	(875,000)	(3,382,000)
Repayments of capital lease obligations	(51,000)	(49,000)
Management incentive reimbursement from LSC	375,000	-

Net cash used by financing activities	(26,000)	(764,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	22,000	(28,000)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	8,952,000	(19,617,000)

CASH, BEGINNING OF PERIOD	18,970,000	73,288,000

CASH, END OF PERIOD	$27,922,000	$53,671,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended
	March 31,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION	2005	2006
Cash paid during the year for:
Interest	$472,000	$451,000
Income taxes	$1,070,000	$915,000
Non-cash activities:

Tax benefits related to stock options credited to paid-in capital	$1,312,000	$2,473,000
Property, plant and equipment purchased on accounts payable	$48,000	$(1,690,000)

The Company purchased 99.81% of capital stock of Anachip
Corporation for approximately $31 million (including approximately
$5.8 million paid in 2005). In conjunction with the acquisition, liabilities assumed were as follows:

Fair value of assets acquired	$-	$47,042,000
Cash paid for capital stock	$-	$(28,516,000)
Increase in accounts payable related to business acquisition	$-	$(2,488,000)
Total liabilities assumed	$-	$16,038,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - Basis of Presentation

Unless the context otherwise requires, the words “Diodes,” “we,” “us” and “our” refer to Diodes Incorporated and its subsidiaries. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The consolidated financial data at December 31, 2005 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The consolidated financial statements include the accounts of Diodes-North America and its wholly-owned foreign subsidiaries, Diodes Taiwan Corporation, Ltd. (“Diodes-Taiwan”), Diodes Hong Kong Ltd. (“Diodes-Hong Kong”), and Anachip Corporation (Diodes-Anachip), the accounts of Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China”) and Diodes Shanghai Co., Ltd. (“Diodes-Shanghai”) in which we have a 95% interest, and the accounts of its wholly-owned United States subsidiary, FabTech Incorporated (“FabTech” or “Diodes-FabTech”). All significant intercompany balances and transactions have been eliminated.

NOTE B - Functional Currencies, Comprehensive Gain/Loss and Foreign Currency Translation

Through our subsidiaries, we maintain operations in Taiwan, Hong Kong and China. We believe the New Taiwan (“NT”) dollar as the functional currency at our Taiwan subsidiaries most appropriately reflects the current economic facts and circumstances of the operations. We continue to use the U.S. dollar as the functional currency at our subsidiaries in China and Hong Kong, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, we will periodically assess our position with respect to the functional currency of our foreign subsidiaries. Included in net income are foreign currency exchange losses of approximately $292,000 and $43,000 for the three-month period ending March 31, 2006 and 2005, respectively.

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income include foreign currency translation adjustments. Accumulated other comprehensive loss at December 31, 2005 and March 31, 2006 was $688,000 and $716,000, respectively.

NOTE C - Inventories

Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

	December 31,	March 31,
	2005	2006

Finished goods	$14,722,000	$23,899,000
Work-in-progress	3,002,000	6,938,000
Raw materials	9,534,000	11,137,000
	27,258,000	41,974,000
Less: reserves	(2,647,000)	(5,097,000)

	$24,611,000	$36,877,000

NOTE D - Income Tax Provision

We recognized income tax expense of $1.7 million for the first quarter of 2006, resulting in an effective tax rate of 15.0%, as compared to 16.1% in the same period last year, due primarily to an increase in profits earned in lower tax rate jurisdictions. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate. In 2005 we had recorded approximately $1.1 million in deferred taxes for earnings of its foreign subsidiaries, primarily Diodes-Hong Kong. For the three months ended March 31, 2006, we have accrued an additional $548,000 for taxes on a future dividend from our foreign subsidiaries.

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

As an incentive for establishing Diodes-China in 1996, and in accordance with the current taxation policies of China, Diodes-China received preferential tax treatment for the years ended December 31, 1996 through 2005 and the three months ended March 31, 2006.

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

In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China the local government waived this tax from 1996 through the first quarter of 2006. Management expects this tax to be waived for at least the remainder of 2006; however, the local government can re-impose this tax at any time in its discretion.

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

As an incentive for the formation of Anachip, earnings of Anachip are subject to a five-year tax holiday. We are currently evaluating the optimal year to begin this tax holiday. The Taiwanese statutory tax rate for Anachip earnings is 35%.

NOTE E - Share-based Compensation

Stock Options. We maintain share-based compensation plans for our Board of Directors (the Board), officers, and key employees, which provide for non-qualified and incentive stock options. The plans are described more fully in Note 9 of our audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. Through March 31, 2006, substantially all stock options granted vest in equal annual installments over a three-year period and expire ten years after the grant date.

Prior to January 1, 2006, we accounted for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost was reflected in net income for stock options, as all options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

Effective in January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments” (SFAS 123R) using the modified prospective method. Under SFAS 123R, we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model. The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options remaining vesting period. This resulted in the Company expensing $1.6 million in the first quarter of fiscal 2006, which was recorded within cost of good sold, general and administrative expense and research and development expense on the Company’s condensed consolidated income statement. In addition, SFAS 123R requires the Company to reflect any tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash inflow in its statement of cash flows rather than as an operating cash flow as in prior periods.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model using the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock and other factors while considering changes in capital structure, changes in market capitalization and management's future expectations. The Company uses historical data to estimate option exercises, expected term and employee terminations (forfeitures). Each group of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the Constant Maturity Treasury (CMT) Index for periods corresponding with the expected term of the options at the time of grant. The following is the weighted average of the data used to calculate the estimated fair value of the options that comprise the $1.6 million share-based expense for the three-months period  ended March 31, 2006:

	2003	2004	2005	March 31, 2006
Expected volatility	66.18%	68.36%	60.00%	50.71%
Expected term (in years)	5.0	5.0	5.0	4.8
Risk-free rate	3.31%	3.64%	3.85%	4.39%
Expected forfeitures	2.77%	2.64%	2.54%	2.56%

A summary of the stock option plans as of March 31, 2006 follows:
Stock options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2005	4,095	$10.45
Granted	73	34.73
Exercised	(239)	5.41
Forfeited or expired	(21)	17.48
Outstanding at March 31, 2006	3,908	$11.19	6.8	$118,435
Exercisable at March 31, 2006	2,335	$6.61	5.5	$81,462

The weighted-average grant-date fair value of options granted during the first quarter of 2006 was $16.79. The total intrinsic value (actual gain) of options exercised during the first quarter of 2006 was approximately $7.2 million. Cash received from option exercise under all share-based payment arrangements for the three months ended March 31, 2006 was $1.3 million and the actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $2.5 million for the same reporting period.

Share Grants. On May 31, 2005, our Board appointed Dr. Keh-Shew Lu as the President and the Chief Executive Officer of Diodes Incorporated effective as of June 1, 2005. Dr. Lu received an inducement restricted stock grant of 270,000 shares (split adjusted) of our Common Stock under our Incentive Bonus Plan. On May 31, 2005, C.H. Chen, who had served as the President and the Chief Executive Officer of Diodes Incorporated since March 2000, resigned from those positions, and was appointed as the Vice Chairman of Diodes Incorporated’s Board, effective as of June 1, 2005. Mr. Chen received a restricted stock grant of 60,000 shares (split adjusted) of our Common Stock under our Incentive Bonus Plan. Under the terms of the Incentive Bonus Plan, 50% of the shares will become salable and transferable on the day following the third anniversary of their appointment, and 50% will become salable and transferable on the day following the fourth anniversary of such appointment. If they voluntarily leave the employment of the Company or are terminated for good cause, they will forfeit any stock not yet released to them. The restricted stock grants will be recorded each quarter as a non-cash operating expense item. As of March 31, 2006, there was $3.7 million of total unrecognized compensation cost related to non-vested share-based compensation. That cost is expected to be recognized over a weighted-average period of 3.3 years. In the first quarter of 2006, an expense of $296,000 was recorded. In addition to the expense, the effect of the above restricted stock grants are included in the diluted shares outstanding calculation.

Under the modified prospective application method, results for periods prior to January 1, 2006, have not been restated to reflect the effects of implementing SFAS 123R. The following pro forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB statement No.123,” is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the period ended March 31, 2005, as if we had applied the fair value recognition provisions of SFAS No. 123 to the stock-based compensation for that period:

Three Months Ended March 31, 2005
Net income, as reported	$7,240,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax benefits	(516,000)
Pro forma net income	$6,724,000

Earnings per share:
Basic
- as reported	$0.34
- pro forma	$0.31
Diluted
- as reported	$0.31
- pro forma	$0.29

NOTE F -Segment Information

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Sales and Marketing, and Senior Vice President of Operations. We operate in a single segment, semiconductor devices, through our various manufacturing and distribution facilities.

Our operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Anachip Corporation located in Taipei, Taiwan; Diodes-China and Diodes-Shanghai, both located in Shanghai, China; and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which accounted for approximately 3.3% of total sales for the three months ended March 31, 2006 (2.5% for the first quarter of 2005), are consolidated into the domestic (North America) operations.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

Three Months Ended	Far East	North America	Consolidated Segments
March 31, 2005

Total sales	$52,715,000	$21,370,000	$74,085,000
Inter-company sales	(21,834,000)	(3,651,000)	(25,485,000)
Net sales	$30,881,000	$17,719,000	$48,600,000

Property, plant and equipment	$47,315,000	$12,128,000	$59,443,000
Assets	$124,722,000	$47,963,000	$172,685,000

Three Months Ended	Far East	North America	Consolidated Segments
March 31, 2006

Total sales	$80,331,000	$27,116,000	$107,447,000
Inter-company sales	(29,208,000)	(4,650,000)	(33,858,000)
Net sales	$51,123,000	$22,466,000	$73,589,000

Property, plant and equipment	$65,669,000	$10,722,000	$76,391,000
Assets	$192,748,000	$126,210,000	$318,958,000

Geographic Information

Revenues were derived from (invoiced to) customer located in the following countries (All Others represents countries with less than 10% of total revenues each):

	Net Sales for the three months ended March 31,		Percentage of net sales

	2005	2006	2005	2006
	(Dollars in thousands)

China	$12,684	$25,569	26.1%	34.7%
Taiwan	16,563	18,271	34.1%	24.8%
United States	12,072	17,591	24.8%	23.9%
All Others	7,281	12,158	15.0%	16.6%
Total	$48,600	$73,589	100.0%	100.0%

NOTE G - Business Acquisition

On December 20, 2005, the Company entered into a definitive stock purchase agreement to acquire Anachip Corporation, a Taiwanese fabless analog IC company.

Headquartered in the Hsinchu Science Park in Taiwan, Anachip’s main product focus is Power Management ICs. Anachip's products are widely used in LCD monitor/TV's, wireless 802.11 LAN access points, brushless DC motor fans, portable DVD players, datacom devices, ADSL modems, TV/satellite set-top boxes, and power supplies.

The selling shareholders of Anachip stock included Lite-On Semiconductor Corporation (LSC) (which owned approximately 60% of Anachip’s outstanding capital stock), and two Taiwanese venture capital firms (together owning approximately 20% of Anachip’s stock), as well as current and former Anachip employees.

At December 31, 2005, the Company had purchased an aggregate of 9,433,613 shares (or approximately 18.9%) of the 50,000,000 outstanding shares of the capital stock of Anachip. On January 10, 2006, (the closing date of the acquisition) the Company purchased an additional 40,470,212 shares and therefore, the Company holds approximately 99.81% of the Anachip capital stock. At December 31, 2005, the investment in Anachip is recorded under the equity method; however, the Company did not record income from the investment on the consolidated financial statements for the ten days ending December 31, 2005, as the amount was not material. As of result of the additional Anachip interest acquired during 2006, Anachip was consolidated beginning the first fiscal quarter of 2006.

The purchase price of the acquisition was NT$20 per share (approximately US$31 million). The following table summarizes management’s preliminary estimates of the fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement for final determination of fair value.

	Original Amount Disclosed in 2005 Form 10-K	Purchase Adjustments	Total Allocation
	(unaudited)
Current assets	$23,752,000	$(724,000)	$23,028,000
Fixed assets/non-current	2,045,000	(11,000)	2,034,000
Intangible assets			0
Patents and trademarks	2,269,000	167,000	2,436,000
Computer cost	246,000	4,000	250,000
Goodwill	19,541,000	(247,000)	19,294,000
Total assets acquired	47,853,000	(811,000)	47,042,000
Current liabilities	(16,829,000)	1,457,000	(15,372,000)
Non-current liabilities	(655,000)	(11,000)	(666,000)
Total liabilities assumed	(17,484,000)	1,446,000	(16,038,000)
Total purchase price	$30,369,000	$635,000	$31,004,000

Purchase adjustments primarily relate to acquisition costs and refinement to estimated fair values of assets acquired and liabilities assumed.

The acquired intangible assets include patents and trademarks of $2.4 million with an approximately 10-year weighted-average useful life, and computer costs of $246,000 with a weighted-average useful life of approximately 3-7 years. The recorded goodwill was assigned primarily to the analog IC segment.

The following unaudited table summarizes the supplemental pro forma information for the three months ended March 31, 2005 as though the acquisition had been completed as of the beginning of that reporting period.

	Three months ended March 31, 2005
	As reported	Pro forma

Revenue	$48,600,000	$59,163,000

Net Income	7,240,000	7,506,000

Earnings per share

Basic	$0.34	$0.35

Diluted	$0.31	$0.32

NOTE H - Commitments

In April 2006, the Company signed an agreement to purchase a new building with a contract price of approximately $6.0 million. This facility will be used to consolidate and expand our sales, administrative, and warehousing offices in Taipei, Taiwan.

NOTE I - Follow-on Public Offering

During 2005, we sold 3.2 million (stock split adjusted) shares of our Common Stock in a follow-on public offering, raising approximately $71.7 million (net of commissions and expenses). We used approximately $30 million of the net proceeds in connection with the Anachip acquisition and we intend to use the remaining net proceeds from this offering for working capital and other general corporate purposes, including acquisitions.

NOTE J - Reclassifications

In the first quarter of 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments” using the modified prospective method. SFAS 123R requires that the excess tax benefit associated with an individual share-based payment award be included in the statement of cash flows as a cash inflow from financing activities and a cash outflow from operating activities. The 2005 amounts presented in the accompanying financial statements have been reclassified to conform to 2006 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

NOTE K - Recently Issued Accounting Pronouncements

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

This management discussion should be read in conjunction with the management discussion included in the Company’s fiscal 2005 annual report on Form 10-K previously filed with Securities and Exchange Commission.

Overview

We are a global supplier of discrete and analog semiconductor products. We design, manufacture and market these semiconductors focused on diverse end-use applications in the consumer electronics, computing, industrial, communications and automotive sectors. Our semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device. We believe that our product focus provides us with a meaningful competitive advantage relative to broadline semiconductor companies that provide a wider range of semiconductor products.

We are headquartered in Westlake Village, California, near Los Angeles. Our two manufacturing facilities are located in Shanghai, China; our wafer fabrication facility is in Kansas City, Missouri; our sales and marketing and logistical centers are located in Taipei, Taiwan; Shanghai and Shenzhen, China; and Hong Kong, and our newly acquired fabless IC design company, Anachip, is located in Hsinchu, Taiwan. We also have regional sales offices or representatives in: Derbyshire, England; Toulouse, France; Frankfurt, Germany; and various cities in the United States.

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

➢	expanding our sales and marketing organization in Asia in order to address the shift of manufacturing of electronics products from the United States to Asia;

➢	establishing our sales and marketing organization in Europe commencing in 2002; and

➢	expanding the number of our field application engineers to design our products into specific end-user applications.

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

➢
As part of our growth strategy, in December 2005, we announced the acquisition of Anachip, a fabless Taiwanese semiconductor company focused on the standard analog markets. The acquisition, which closed on January 10, 2006, fits in the center of our long-term strategy. Anachip’s main product focus is Power Management ICs. The analog devices they produce are used in LCD monitor/TV's, wireless LAN 802.11 access points, brushless DC motor fans, portable DVD players, datacom devices, ADSL modems, TV/satellite set-top boxes, and power supplies. Anachip brings a design team with strong capabilities in a range of targeted analog and power management technologies. This acquisition also shows our disciplined approach to making acquisitions. We paid approximately $31 million to acquire Anachip, which had power management IC revenues of approximately $35 million in 2005. The acquisition was accretive to our first quarter 2006 earnings, and is expected to be accretive to our full-year 2006 earnings.

➢
In 2005 and first three months ended March 31, 2006, 15.3% and 23.3%, respectively, of our net sales were derived from products introduced within the last three years, which we term “new products,” compared to 14.3% in 2004. The significant increase in new products primarily resulted from the Anachip acquisition. New products generally have gross profit margins that are higher than the margins of our standard products. We expect net sales derived from new products to increase in absolute terms, although our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix.

➢
Our gross profit margin was 32.9% in the first quarter of 2006, compared to 34.1% in the same period of 2005. As expected, our gross margin percentage was lower as we are in the early stages of our manufacturing integration of the analog product line. With the addition of Anachip, we can now pursue adjacent product categories that significantly expand our growth opportunities as well as gross margin potential.

➢
As of March 31, 2006, we had invested approximately $105.3 million in our Asian manufacturing facilities. During the first quarter of 2006, we invested approximately $10 million primarily in our Asian manufacturing facilities, and we expect to invest an additional $20 to $24 million in theses facility for the remainder of 2006. This was in line with our objective of meeting increased demand and investing in equipment to increase our manufacturing efficiencies, as well as purchases required to integrate the analog manufacturing.

➢
During the first quarter of 2006, the percentage of our net sales derived from our Asian subsidiaries was 69.5%, compared to 65.4% in 2005 and 59.1% in 2004. We expect our net sales to the Asian market to continue to increase as a percentage of our total net sales for 2006 and beyond as a result of the continuing shift of the manufacture of electronic products from the United States to Asia.

➢
We have increased our investment in research and development from $900,000, or 1.9% in the first quarter of 2005 to $2.0 million, or 2.7% of net sales in the first quarter of 2006, as we completed integrating the Anachip acquisition and continued investing in enhancing current product features and developing new products. We continue to seek to hire qualified engineers who fit our focus on proprietary discrete processes and packaging technologies. Our goal is to expand research and development expenses to approximately 2-3% of net sales as we bring additional proprietary devices to the market.

➢
During 2005, we sold 3.2 million (split adjusted) shares of our Common Stock in a follow-on public offering, raising approximately $71.7 million (net of commissions and expenses). We used $31 million of the net proceeds to acquire Anachip and will use the remaining net proceeds from this offering for working capital and other general corporate purposes, including other potential acquisitions.

Related Parties

We conduct business with two related party companies, Lite-On Semiconductor Corporation (LSC) (and its subsidiaries and affiliates) and Keylink International (formerly Xing International) (and its subsidiaries). LSC is our largest stockholder and owned 23.5% of our outstanding Common Stock as of March 31, 2006. Keylink International is our 5% joint venture partner in Diodes-China and Diodes-Shanghai. C.H. Chen, our previous President and Chief Executive Officer, and Vice Chairman of our Board of Directors, is also Vice Chairman of LSC. M.K. Lu, a member of our Board of Directors, is President of LSC, while Raymond Soong, the Chairman of our Board of Directors, is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC, as well as Chairman of LSC.

   The Audit Committee of our Board of Director reviews all related party transactions for potential conflict of interest situations, and approves all such transactions, in accordance with such procedures as it may adopt from time to time. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.

For the first three months ended March 31, 2006, we sold silicon wafers to LSC totaling 7.3% (9.6% in 2005 and 11.1% in 2004) of our sales, making LSC our largest customer. Also during first quarter of 2006, 14.0% (14.7% in 2005 and 17.2% in 2004) of our sales were from discrete semiconductor products purchased from LSC for subsequent sale by us, making LSC our largest outside supplier. In addition, companies affiliated with LSC, which we refer to collectively as The Lite-On Group, accounted for 3.3%, 4.2% and 2.3% of our net sales, respectively, in 2004, 2005 and first three months of 2006. We also rent warehouse space in Hong Kong from a member of The Lite-On Group, which also provides us with warehousing services at that location. For 2004, 2005 and first three months end March 31, 2006 we reimbursed this entity in aggregate amounts of $190,000, $288,000 and $90,000, respectively, for these items. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the arrangements we have with these related party transactions.

In December 2000, we acquired a wafer foundry, FabTech, Inc., from LSC. As part of the purchase price, LSC received a subordinated, interest-bearing note receivable in a principal amount of $13.5 million, of which approximately $2.5 million and $0, respectively, was outstanding as of December 31, 2004 and December 31, 2005. In connection with the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, in accordance with the terms of the acquisition, we also entered into several management incentive agreements with members of FabTech’s management. The agreements provided members of FabTech’s management with guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech was reimbursed by LSC. The final year of the management incentive agreements was 2004, with final payment made on March 31, 2005. LSC reimbursed us in the amount of $375,000 for each of 2002, 2003 and 2004, for amounts paid by us under these management incentive agreements.

During the first three months of 2006, we sold silicon wafers to companies owned by Keylink International totaling 0.6% (0.6% in 2005 and 0.9% in 2004) of our sales. Also for the first three months of 2006, 2.7% (3.0% in 2004 and 3.5% in 2004) of our sales were from discrete semiconductor products purchased from companies owned by Keylink International. In addition, Diodes-China and Diodes-Shanghai lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink International. We also pay a consulting fee to Keylink International. In 2004 , 2005 and first three months of 2006 we paid Keylink International an aggregate of $4.8  million, $6.6 million and $1.7 million respectively, with respect to these items. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the contracts associated with these related party transactions.

On December 20, 2005, we entered into a definitive stock purchase agreement to acquire Anachip Corporation, a Taiwanese fabless analog IC company, and headquartered in the Hsinchu Science Park in Taiwan. The selling shareholders included LSC (which owned approximately 60% of Anachip’s outstanding capital stock), and two Taiwanese venture capital firms (together owning approximately 20% of Anachip’s stock), as well as current and former Anachip employees.

At December 31, 2005, we had purchased an aggregate of 9,433,613 shares (or approximately 18.9%) of the 50,000,000 outstanding shares of the capital stock of Anachip. On January 10, 2006, (the closing date of the acquisition) we purchased an additional 40,470,212 shares and therefore, we now hold approximately 99.81% of the Anachip capital stock.

Concurrent with the acquisition, Anachip entered into a wafer purchase agreement with LSC, pursuant to which LSC will sell to Anachip, according to Anachip's requirements, during the two year period ending on December 31, 2007, wafers of the same or similar type, and meeting the same specifications, as those wafers currently being purchased from LSC by Anachip. Anachip will purchase such wafers on terms (including purchase price, delivery schedule, and payment terms) no less favorable to Anachip than those terms on which Anachip currently purchases such wafers from LSC; provided, however, that the purchase price will be the lower of the current price or the most favorable customer pricing. If the price of raw wafers increases by more than 20% within any six-month period, Anachip and LSC will renegotiate in good faith the price of wafers to reflect the cost increase.

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

The principal factors that have affected or could affect our net sales from period to period are:

➢	the condition of the economy in general and of the semiconductor industry in particular;

➢	our customers’ adjustments in their order levels;

➢	changes in our pricing policies or the pricing policies of our competitors or suppliers;

➢	the termination of key supplier relationships;

➢	the rate of introduction to, and acceptance of new products by, our customers;

➢	our ability to compete effectively with our current and future competitors;

➢ our ability to enter into and renew key corporate and strategic relationships with our customers, vendors and strategic alliances;

➢	changes in foreign currency exchange rates;

➢	a major disruption of our information technology infrastructure; and

➢	unforeseen catastrophic events, such as armed conflict, terrorism, fires, typhoons and earthquakes.

Cost of Goods Sold

Cost of goods sold includes manufacturing costs for our semiconductor products and our wafers. These costs include raw materials used in our manufacturing processes as well as the labor costs and overhead expenses. Cost of goods sold is also impacted by yield improvements, capacity utilization and manufacturing efficiencies. In addition, cost of goods sold includes the cost of products that we purchase from other manufacturers and sell to our customers. Cost of goods sold is also affected by inventory obsolescence if our inventory management is not efficient.

Selling, General and Administrative Expenses

Selling, general and administrative expenses relate primarily to compensation and associated expenses for personnel in general management, sales and marketing, information technology, engineering, human resources, procurement, planning and finance, and sales commissions, as well as outside legal, accounting and consulting expenses, share-based compensation expenses, and other operating expenses. We expect our selling, general and administrative expenses to increase in absolute dollars as we hire additional personnel and expand our sales, marketing and engineering efforts and information technology infrastructure.

Research and Development Expenses

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development expenses are primarily associated with our wafer facility in Kansas City, Missouri, our analog IC facilities in Taipei, Taiwan, and our manufacturing facilities in China, as well as our engineers at our U.S. headquarters. All research and development expenses are expensed as incurred, and we expect our research and development expenses to increase in absolute dollars as we invest in new technologies and product lines.

Interest Income / Expense

Interest income consists of interest earned on our cash and investment balances. Interest expense consists of interest payable on our outstanding credit facilities.

Income Tax Provision

   We recognized income tax expense of $1.7 million for the first quarter of 2006, resulting in an effective tax rate of 15.0%, as compared to 16.1% in the same period last year, due primarily to an increase in profits earned in lower tax rate jurisdictions. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

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

Impairment of Long-Lived Assets

As of March 31, 2006, goodwill was $24.4 million ($19.3 million related to the Anachip acquisition, $4.2 million related to the FabTech acquisition, and $881,000 related to Diodes-China). We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, for which goodwill is tested for impairment at least annually. We performed the required impairment tests of goodwill and have determined that the goodwill is fully recoverable.

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

Share-Based Compensation

Effective in January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payments” using the modified prospective method. Under SFAS 123R, we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model, consistent with prior period valuations under SFAS123. No modifications were made to any outstanding share-options prior to the adoption of SFAS123R.

The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options remaining vesting period. This resulted in the Company expensing $1,596,000 in the first quarter of fiscal 2006, which was recorded within the cost of good sold expense, general and administrative expense and research and development expense on the Company’s condensed consolidated income statement. In addition, SFAS 123R requires the Company to reflect any tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash inflow in its statement of cash flows rather than as an operating cash flow as in prior periods (See “Note E - Share-based Compensation” for details). Currently, the Company’s primary type of share-based compensation is to award stock options. The Company is evaluating its share-based compensation programs to determine the effect of a change in share-based compensation methodology (i.e. a change from stock option awards to restricted stock awards, or changes the terms of share-based compensation) on the Company.

In addition, the Company has 330,000 restricted stock grants outstanding as of March 31, 2006. The restricted stock grants will be recorded each quarter as a non-cash operating expense item. As of March 31, 2006, there was $3.7 million of total unrecognized compensation cost related to non-vested share-based compensation. This cost is expected to be recognized over a weighted-average period of 3.3 years. In the first quarter of 2006, an expense of $499,000 was recorded. In addition to the expense, the effect of the restricted stock grants are included in the diluted shares outstanding calculation.

Results of Operations for the Three Months Ended March 31, 2005 and 2006

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three months ended March 31,		Increase (Decrease)
	2005	2006	'05 to '06

Net sales	100.0%	100.0%	51.4%

Cost of goods sold	(65.9)	(67.1)	54.3

Gross profit	34.1	32.9	45.9

Operating expenses	(15.4)	(18.2)	78.6

Operating income	18.7	14.7	19.0

Interest income (expense)	(0.3)	0.8	(483.2)

Other expense	(0.1)	(0.2)	392.9

Income before taxes and minority interest	18.3	15.3	26.0

Income tax provision	(2.9)	(2.3)	17.9

Income before minority interest	15.4	13.0	27.6

Minority interest	(0.5)	(0.2)	(4.2)

Net income	14.9	12.8	28.6

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2005	2006
Net sales	$48,600,000	$73,589,000

Net sales increased approximately $25.0 million for the three months ended March 31, 2006, compared to the same period last year, due primarily to sales of products related to the acquisition of Anachip. The 51.4% increase in net sales represents an approximately 42.8% increase in units sold. Our average selling prices (“ASP”) for discrete devices decreased approximately 10.2% from the first quarter of 2005, and decreased 0.7% from the fourth quarter of 2005, due primarily to demand induced product mix change in the quarter. ASPs for wafer products decreased approximately 3.0% from the same period last year, however they improved 5.0% from the fourth quarter of 2005, due primarily to market pricing changes. ASPs for analog IC products increased approximately 16.2% from the previous quarter also due to a favorable market condition.

	2005	2006
Cost of goods sold	$32,004,000	$49,375,000
Gross profit	$16,596,000	$24,214,000
Gross profit margin percentage	34.1%	32.9%

Cost of goods sold increased approximately $17.4 million, or 54.3%, for the three months ended March 31, 2006 compared to the same period in 2005, primarily due to the integration of Anachip. As a percent of sales, cost of goods sold increased from 65.9% for the three months ended March 31, 2005 to 67.1% for the three months ended March 31, 2006. Our average unit cost (“AUP”) for discrete devices decreased approximately 9.4% from the first quarter of 2005, and increased 0.4% from the fourth quarter of 2005. AUPs for wafer products decreased approximately 3.6% in the first quarter of 2006 from the same period last year, but increased 5.2% from the fourth quarter of 2005. AUPs for analog IC products increased approximately 3.3% from the previous quarter. The year-over-year and sequential decreases in AUPs for discrete products were due primarily to improved manufacturing efficiencies and utilization, as well as more effective cost management. Included in cost of goods sold was $133,000 of non-cash, share-based compensation expense related to our manufacturing facilities.

Gross profit increased in the first quarter of 2006 by approximately $7.6 million, or 45.9%, compared to the three months ended March 31, 2005. Gross margin as a percentage of net sales was at 32.9% for the first three months ended March 31, 2006, down from 34.1% for the same period of 2005. We are in the early stages of our analog manufacturing integration and with the addition of Anachip, we can pursue opportunities in adjacent product categories that could expand our gross margins.

	2005	2006
Selling, general and administrative expenses (“SG&A”)	$6,692,000	$11,284,000

SG&A for the three months ended March 31, 2006 increased approximately $4.6 million, or 68.6%, compared to the same period last year, due primarily to (i) an approximately $1.3 million associated with non-cash, stock-based compensation expense due to our adoption of SFAS 123R, (ii) a $296,000 expense relating to restricted stock grants made to Dr. Keh-Shew Lu, our President and Chief Executive Officer, and C.H. Chen, our Vice Chairman, (iii) higher sales commissions, wages and marketing expenses associated with the acquisition of Anachip and increased sales, and (iv) audit and legal expenses associated with Sarbanes-Oxley Act compliance. SG&A, as a percentage of sales, was 15.3% in the current quarter compared to 13.8% in the prior-year quarter.

	2005	2006
Research and development expenses (“R&D”)	$900,000	$1,966,000

Investment in R&D in the current quarter was $2.0 million, an increase of approximately $1.0 million from that in the same period last year. Of the $1.0 million increase, $763,000 reflected the impact of the acquisition of Anachip and Diodes’ investment in developing new products in discrete, analog and mixed signal segments, while $147,000 was associated with stock-based compensation expense due to our adoption of SFAS 123R. R&D, as a percentage of sales, was 2.7% of first quarter 2006 sales compared to 1.9% in the same period 2005. We continue to seek to hire qualified engineers who fit our focus on next-generation processes and packaging technologies. Our goal is to expand R&D to 2-3% of revenue as we bring proprietary technology and advanced devices to the market.

	2005	2006
Interest income (expense)	$(155,000)	$594,000

Net interest income for the three months ended March 31, 2006 was $594,000, compared to the net interest expense of $155,000 in the same period 2005, due primarily to interest income earned on proceeds from our public offering of equity securities in 2005, as well as to a reduction in out total debt. Our interest expense is primarily the result of our borrowings to finance the FabTech acquisition, as well as the on-going investment and expansion in the Diodes-China and Diodes-Shanghai manufacturing facilities.

	2005	2006
Other expense	$42,000	$207,000

Other expense for the three months ended March 31, 2006 increased $165,000, compared to the first quarter of 2005, due primarily to currency exchange losses of approximately $292,000, primarily in Taiwan.

	2005	2006
Income tax provision	$1,433,000	$1,690,000

We recognized income tax expense of $1.7 million for the first quarter of 2006, resulting in an effective tax rate of 15.0%, as compared to 16.1% in the same period last year, due primarily to an increase in profits earned in lower tax rate jurisdictions. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

	2005	2006
Minority interest in joint venture earnings	$239,000	$229,000

Minority interest in joint venture earnings represents the minority investor’s share of the Diodes-China and Diodes-Shanghai joint venture’s income for the period. The increase in the joint venture earnings for the three months ended March 31, 2006 is primarily the result of increased capacity utilization and manufacturing efficiencies. The joint venture investment is eliminated in consolidation of our financial statements, and the activities of Diodes-China and Diodes-Shanghai are included therein. As of March 31, 2006, we had a 95% controlling interest in the joint ventures.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash, funds from operations and borrowings under our credit facilities. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs. At December 31, 2005 and March 31, 2006, our working capital was $146.7 million and $139.2 million, respectively. We anticipate our working capital position will be sufficient for at least the next 12 months.

During 2005, we sold 3.2 million (stock split adjusted) shares of our Common Stock in a follow-on public offering, raising approximately $71.7 million (net of commissions and expenses). We used approximately $30 million of the net proceeds in connection with the Anachip acquisition and we intend to use the remaining net proceeds from this offering for working capital and other general corporate purposes, including acquisitions.

For 2005 and the first quarter of 2006, our capital expenditures were $19.6 million and $11.6 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the United States. This was in line with our objective of meeting increased demand and investing in equipment to increase our manufacturing efficiencies, as well as purchases required to bring analog production in-house. We expect to invest approximately 10-12% of our net sales for capital expenditures.

In addition, in the first quarter of 2006, we paid $22.6 million in conjunction with the closing of the Anachip acquisition

Discussion of Cash Flow

Cash and short-term investments have decreased from $113.6 million at December 31, 2005, to $99.5 million at March 31, 2006. The decrease from 2005 to 2006 was primarily due to the cash payment for the Anachip acquisition.

Operating Activities

Net cash provided by operating activities during the first quarter of 2006 was $17.0 million, resulting primarily from $9.3 million of net income in this period, as well as a $6.0 million reduction in accounts receivable. Net cash provided by operating activities was $11.7 million for the same period of 2005. Net cash provided by operations increased by $5.2 million from first quarter of 2005 to first quarter of 2006. This increase resulted primarily from an approximately $6.8 million increase in accounts receivables, a $2.1 million increase in our net income (from $7.2 million in 2005 to $9.3 million in 2006) and $1.9 million in share-based compensation, offset by increases in inventory and deferred income taxes. We continue to closely monitor our credit terms with our customers, while at times providing extended terms, primarily required by our customers in Asia and Europe.

Investing Activities

Net cash used by investing activities was $35.8 million for the first quarter of 2006 compared to $2.8 million for the same period of 2005. The increase in investing activities primary relates to increases in capital expenditures of $8.8 million, the acquisition of Anachip of $18.8 million (net of cash acquired), and $5.5 million of short-term investments in municipal bonds and equity investments. In April 2006, the Company signed an agreement to purchase a new building with a contract price of approximately $6.0 million. This facility will be used to consolidate and expand our sales, administrative, and warehousing offices in Taipei, Taiwan.

Financing Activities

Net cash used in financing activities totaled $764,000 in the first quarter of 2006 compared to $26,000 used in the first quarter of 2005. The use primarily resulted from repayment of long-term debt in the first quarter of 2006, for which we used $3.3 million of cash, and offset by an increase in cash provided from the exercise of stock options (including the tax benefits) of $2.3 million quarter-over-quarter.

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

   The revolving credit commitment expires on August 29, 2008. The FabTech term loan, which amortizes monthly, matures on August 29, 2010. As of March 31, 2006, we had no amounts outstanding under our revolving credit facility, and there was $4.4 million outstanding under the FabTech term loan. Loans to Diodes Incorporated under our credit facility are guaranteed by FabTech, and in turn, the FabTech term loan is guaranteed by Diodes Incorporated. The purpose of the revolving credit facility is to provide cash for domestic working capital purposes, and to fund permitted acquisitions.

   Any amounts under the credit facility and the FabTech term loan are collateralized by all of Diodes Incorporated’s and FabTech’s accounts, instruments, chattel paper, documents, general intangibles, inventory, equipment, furniture and fixtures, pursuant to security agreements entered into by Diodes Incorporated and FabTech in connection with these credit arrangements.

   Both amounts borrowed under the revolving credit facility and the FabTech term loan bear interest at LIBOR plus 1.15%. At March 31, 2006, the effective rate under both the credit agreement and the FabTech term loan was 5.38%.

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

   Diodes-China and Diodes-Taiwan have available lines of credit of up to an aggregate of $29.1 million, with a number of Chinese and Taiwanese financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by its premises, are unsecured, uncommitted and, in some instances, may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin.

As of March 31, 2006, Diodes-China owed $1.8 million under a note to one of our customers, which debt was incurred in connection with our investing in manufacturing equipment. We repay this unsecured and interest-free note in quarterly price concession installments, with any remaining balance due in July 2008.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, swap agreements, or outsource of research and development services, that could expose us to liability that is not reflected on the face of our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company does not believe it is currently a party to any pending litigation.

Item 1A. Risk Factors

Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from those anticipated by our management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act.

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

For more detailed discussion of these factors, see the Risk Factors discussion in Item 1A of the Company’s most recent Form 10-K. The forward-looking statements included in this quarterly report on Form 10-Q are made only as of the date of this report, and the Company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

Risks Related To Our Business

➢	Downturns in the highly cyclical semiconductor industry or changes in end-market demand could affect our operating results and financial condition.

➢	The semiconductor business is highly competitive, and increased competition may harm our business and our operating results.

➢
We receive a significant portion of our net sales from a single customer. In addition, this customer is also our largest external supplier and is a related party. The loss of this customer or supplier could harm our business and results of operations.

➢
Delays in initiation of production at new facilities, implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies.

➢	We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

➢
Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reductions in quantities ordered could adversely affect our results of operations and financial condition.

➢
New technologies could result in the development of new products by our competitors and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand, which could result in a decrease in net sales and loss of market share.

➢
We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and reduction in our intellectual property rights.

➢
We depend on third-party suppliers for timely deliveries of raw materials, parts and equipment, as well as finished products from other manufacturers, and our results of operations could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

➢
If we do not succeed in continuing to vertically integrate our business, we will not realize the cost and other efficiencies we anticipate and our ability to compete, profit margins and results of operations may suffer.

➢
Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations.

➢	We are subject to many environmental laws and regulations that could affect our operations or result in significant expenses.

➢	Our products may be found to be defective and, as a result, product liability claims may be asserted against us, which may harm our business and our reputation with our customers.

➢	We may fail to attract or retain the qualified technical, sales, marketing and management personnel required to operate our business successfully.

➢	We may not be able to maintain our growth or achieve future growth and such growth may place a strain on our management and on our systems and resources.

➢	Our business may be adversely affected by obsolete inventories as a result of changes in demand for our products and change in life cycles of our products.

➢	If OEMs do not design our products into their applications, a portion of our net sales may be adversely affected.

➢	We rely heavily on our internal electronic information and communications systems, and any system outage could adversely affect our business and results of operations.

➢	We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses.

➢
If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our Common Stock.

➢
Terrorist attacks, or threats or occurrences of other terrorist activities whether in the United States or internationally may affect the markets in which our Common Stock trades, the markets in which we operate and our profitability.

Risks Related To Our International Operations

➢	Our international operations subject us to risks that could adversely affect our operations.

➢
We have significant operations and assets in China, Taiwan and Hong Kong and, as a result, will be subject to risks inherent in doing business in those jurisdictions, which may adversely affect our financial performance.

➢	We are subject to foreign currency risk as a result of our international operations.

➢	We may not continue to receive preferential tax treatment in China, thereby increasing our income tax expense and reducing our net income.

➢	The distribution of any earnings of our foreign subsidiaries to the United States may be subject to U.S. income taxes, thus reducing our net income.

Risks Related To Our Common Stock

➢	Variations in our quarterly operating results may cause our stock price to be volatile.

➢	We may enter into future acquisitions and take certain actions in connection with such acquisitions that could affect the price of our Common Stock.

➢
Our directors, executive officers and significant stockholders hold a substantial portion of our Common Stock, which may lead to conflicts with other stockholders over corporate transactions and other corporate matters.

➢
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

3.2	Amended Bylaws of the Company dated August 14, 1987 (incorporated by reference to Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1988).

10.14	Supplementary to the Lease Agreement dated on September 5, 2004 with Shanghai Ding Hong Electronic Co., Ltd.

10.15	Supplementary to the Lease Agreement dated on June 28, 2004 with Shanghai Yuan Hao Electronic Co., Ltd.

10.16	Agreement on Application, Construction and Transfer of Power Facilities, dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd

11	Computation of Earnings Per Share

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ Carl C. Wertz	May 9, 2006
CARL C. WERTZ Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

INDEX TO EXHIBITS

3.1
Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-127833) filed on September 8, 2005).

3.2	Amended Bylaws of the Company dated August 14, 1987 (incorporated by reference to Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1988).

10.14	Supplementary to the Lease Agreement dated on September 5, 2004 with Shanghai Ding Hong Electronic Co., Ltd.

10.15	Supplementary to the Lease Agreement dated on June 28, 2004 with Shanghai Yuan Hao Electronic Co., Ltd.

10.16	Agreement on Application, Construction and Transfer of Power Facilities, dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd

11	Computation of Earnings Per Share

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002