Form 10-Q
period 2006-06-30
DIODES INC /DEL/
filed 2006-08-09
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Yes ☐    No ☒

The number of shares of the registrant’s Common Stock outstanding as of August 4, 2006 was 25,602,643.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS

	December 31,	June 30,
	2005	2006
CURRENT ASSETS		(unaudited)

Cash and equivalents	$73,288,000	$48,915,000
Short-term investments	40,348,000	51,417,000
Total cash and short-term investments	113,636,000	100,332,000

Accounts receivable
Customers	48,348,000	57,885,000
Related parties	6,804,000	5,590,000
	55,152,000	63,475,000
Less: Allowance for doubtful receivables	(534,000)	(670,000)
	54,618,000	62,805,000

Inventories	24,611,000	43,241,000
Deferred income taxes, current	2,541,000	3,432,000
Prepaid expenses and other current assets	5,326,000	6,216,000

Total current assets	200,732,000	216,026,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net
of accumulated depreciation and amortization	68,930,000	88,988,000

DEFERRED INCOME TAXES, non current	8,466,000	7,540,000

OTHER ASSETS
Equity investment	5,872,000	—
Goodwill	5,090,000	24,564,000
Other	425,000	2,829,000

TOTAL ASSETS	$289,515,000	$339,947,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	June 30,
	2005	2006
		(unaudited)

CURRENT LIABILITIES
Line of credit	$3,000,000	$4,861,000
Accounts payable
Trade	18,619,000	32,656,000
Related parties	7,921,000	11,610,000
Accrued liabilities	19,782,000	24,000,000
Current portion of long-term debt	4,621,000	1,870,000
Current portion of capital lease obligations	138,000	139,000

Total current liabilities	54,081,000	75,136,000

LONG-TERM DEBT, net of current portion	4,865,000	4,043,000

CAPITAL LEASE OBLIGATIONS, net of current portion	1,618,000	1,538,000

MINORITY INTEREST IN JOINT VENTURE	3,477,000	3,989,000

Total liabilities	64,041,000	84,706,000

STOCKHOLDERS' EQUITY
Preferred stock - par value $1.00 per share;
1,000,000 shares authorized;
no shares issued and outstanding	—	—
Common stock - par value $0.66 2/3 per share;
30,000,000 shares authorized; 25,258,119 and 25,541,588
shares issued at December 31, 2005
and June 30, 2006, respectively	16,839,000	17,059,000
Additional paid-in capital	94,664,000	103,078,000
Retained earnings	114,659,000	135,356,000
	226,162,000	255,493,000
Less: Accumulated other comprehensive loss	(688,000)	(252,000)

Total stockholders' equity	225,474,000	255,241,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$289,515,000	$339,947,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Net sales	$50,598,000	$82,712,000	$99,198,000	$156,301,000
Cost of goods sold	33,101,000	55,279,000	65,105,000	104,654,000
Gross profit	17,497,000	27,433,000	34,093,000	51,647,000

Selling and general administrative expenses	7,196,000	11,716,000	13,888,000	23,000,000

Research and development expenses	850,000	2,077,000	1,750,000	4,043,000
Loss (gain) on disposal of fixed assets	—	—	(105,000)	120,000
Total operating expenses	8,046,000	13,793,000	15,533,000	27,163,000

Income from operations	9,451,000	13,640,000	18,560,000	24,484,000

Other income (expense)
Interest income	39,000	1,004,000	43,000	1,738,000
Interest expense	(118,000)	(133,000)	(277,000)	(273,000)
Other	12,000	12,000	(21,000)	(195,000)
	(67,000)	883,000	(255,000)	1,270,000

Income before income taxes and minority interest	9,384,000	14,523,000	18,305,000	25,754,000
Income tax provision	(1,461,000)	(2,885,000)	(2,903,000)	(4,575,000)

Income before minority interest	7,923,000	11,638,000	15,402,000	21,179,000

Minority interest in joint venture earnings	(258,000)	(253,000)	(497,000)	(482,000)

Net income	$7,665,000	$11,385,000	$14,905,000	$20,697,000

Earnings per share
Basic	$0.35	$0.45	$0.69	$0.81
Diluted	$0.32	$0.41	$0.62	$0.74

Number of shares used in computation
Basic	21,628,229	25,521,144	21,478,374	25,434,880
Diluted	24,314,477	27,994,117	24,107,135	27,861,940

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,905,000	$20,697,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,813,000	9,670,000
Minority interest earnings	497,000	490,000
Share-based compensation	358,000	4,085,000
Loss (gain) on disposal of property, plant and equipment	(105,000)	120,000
Changes in operating assets:
Accounts receivable	(4,336,000)	3,409,000
Inventories	(66,000)	(11,516,000)
Prepaid expenses and others	1,082,000	(383,000)
Deferred income taxes	(1,462,000)	35,000
Changes in operating liabilities:
Accounts payable	3,235,000	6,871,000
Accrued liabilities	(1,207,000)	1,242,000
Income tax payable	1,223,000	433,000

Net cash provided by operating activities	21,937,000	35,153,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6,845,000)	(29,650,000)
Proceeds from sale of property, plant and equipment	—	54,000
Purchase of available-for-sale securities	—	(11,069,000)
Acquisitions, net of cash acquired		(18,957,000)

Net cash used by investing activities	(6,845,000)	(59,622,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of line of credit	(3,167,000)	(928,000)
Net proceeds from the issuance of common stock	2,973,000	1,517,000
Excess tax benefits from stock option exercises	2,201,000	3,032,000
Proceeds from long-term debt	1,170,000	—
Repayments of long-term debt	(4,749,000)	(3,883,000)
Repayments of capital lease obligations	(79,000)	(79,000)
Management incentive reimbursement from LSC	375,000	—

Net cash used by financing activities	(1,276,000)	(341,000)

EFFECT OF EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	228,000	437,000

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	14,044,000	(24,373,000)

CASH, BEGINNING OF PERIOD	18,970,000	73,288,000

CASH, END OF PERIOD	$33,014,000	$48,915,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended
	June 30,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION	2005	2006
Cash paid during the year for:
Interest	$289,000	$1,008,000
Income taxes	$1,627,000	$1,306,000
Non-cash activities:
Tax benefits related to stock options
credited to paid-in capital	$2,201,000	$3,032,000
Property, plant and equipment purchased on accounts payable	$3,456,000	$(2,175,000)

On January 10, 2006, the Company purchased 99.81% of the capital stock of Anachip
Corporation for approximately $31 million (including $5,873,000 paid in year 2005).
In conjuction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired		$47,473,000
Cash paid for the capital stock		(28,780,000)
Payable due for business acquisition		(2,511,000)
Liabilities assumed		$16,182,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - Basis of Presentation

Unless the context otherwise requires, the words “Diodes,” “we,” “us” and “our” refer to Diodes Incorporated and its subsidiaries. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The condensed consolidated financial data at December 31, 2005 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The consolidated financial statements include Diodes-North America and its subsidiaries:

Diodes Taiwan Corporation, Ltd. (“Diodes-Taiwan”) - 100% owned
Diodes Hong Kong Ltd. (“Diodes-Hong Kong”) - 100% owned
Anachip Corporation (Diodes-Anachip) - 99.8% owned
Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China”) - 95% owned
Diodes Shanghai Co., Ltd. (“Diodes-Shanghai”) - 95% owned
FabTech Incorporated (“FabTech” or “Diodes-FabTech”) - 100% owned

All significant intercompany balances and transactions have been eliminated.

NOTE B - Functional Currencies, Comprehensive Gain/Loss and Foreign Currency Translation

Through our subsidiaries, we maintain operations in Taiwan, Hong Kong and China. We believe the New Taiwan (“NT”) dollar as the functional currency at our Taiwan subsidiaries most appropriately reflects the current economic facts and circumstances of our Taiwan operations. We continue to use the U.S. dollar as the functional currency at our subsidiaries in China and Hong Kong, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, we will periodically assess our position with respect to the functional currency of our foreign subsidiaries.

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income include foreign currency translation adjustments. Accumulated other comprehensive loss at December 31, 2005 and June 30, 2006 was $688,000 and $252,000, respectively.

Total comprehensive income for the three and six months ended June 30, 2005 and 2006 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net Income	$7,665,000	$11,385,000	$14,095,000	$20,697,000

Translation adjustment	206,000	465,000	228,000	436,000

Comprehensive income	$7,871,000	$11,850,000	$14,323,000	$21,133,000

NOTE C - Inventories

Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

	December 31,	June 30,
	2005	2006

Finished goods	$14,722,000	$26,834,000
Work-in-progress	3,002,000	8,027,000
Raw materials	9,534,000	13,345,000
	27,258,000	48,206,000
Less: reserves	(2,647,000)	(4,965,000)

	$24,611,000	$43,241,000

NOTE D - Income Tax Provision

We recognized income tax expense of $2.9 million for the second quarter of 2006, resulting in an effective tax rate of 19.9%, as compared to 16.6% in the same period last year and 15.0% in the first quarter of 2006. Our higher effective tax rate was the result of higher quarterly income in the U.S. at high tax rates, and accrued dividend related taxes in Taiwan. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate. In 2005, we had recorded approximately $1.1 million in deferred taxes for earnings of our foreign subsidiaries, primarily Diodes-Hong Kong. For the six months ended June 30, 2006, we have accrued an additional $1.0 million for taxes on a future dividend from our foreign subsidiaries to the U.S.

Our global presence requires us to pay income taxes in a number of jurisdictions. In general, earnings in the U.S. and Taiwan are currently subject to tax rates of 39.0% and 35.0%, respectively. Earnings of Diodes-Hong Kong are currently subject to a 17.5% tax for local sales or local source sales; all other Hong Kong sales are foreign income tax-free. Earnings at Diodes-Taiwan, Diodes-Anachip and Diodes-Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by our China subsidiaries and sold to customers outside of Taiwan and Hong Kong, respectively. The U.S. tax rate on these earnings is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, we receive credit against our U.S. federal tax liability for income taxes paid by our foreign subsidiaries.

Diodes-China is located in the Songjiang district, where the standard central government tax rate is 24.0%. However, as an incentive for establishing Diodes-China, the earnings of Diodes-China were subject to a 0% tax rate by the central government from 1996 through 2000, and to a 12.0% tax rate from 2001 through 2005. For 2006 and future years, Diodes-China’s earnings will continue to be subject to a 12.0% tax rate provided it exports at least 70.0% of its net sales. We currently intend to maintain this volume of exports in the future.

In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China, the local government waived this tax from 1996 through the second quarter of 2006. Management expects this tax to be waived for at least the remainder of 2006; however, the local government can re-impose this tax at any time in its discretion.

In 2004, we established Diodes-Shanghai located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government’s standard tax rate is 15.0%. There is no local government tax in this zone.

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

As an incentive for the formation of Anachip, earnings of Anachip are subject to a five-year tax holiday (subject to certain qualifications of Taiwanese tax law). We are currently evaluating the optimal year to begin this tax holiday; a decision that is required to be made by September 20, 2006. The Taiwanese statutory tax rate for Anachip earnings is 35%, which is reflected in the current financial statements.

NOTE E - Share-based Compensation

We maintain share-based compensation plans for our Board of Directors (“Directors”), officers, and key employees, which provide for stock options and stock awards. The plans are described more fully in Note 9 of our audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005.

Stock Options. Through March 31, 2006, substantially all stock options granted vest in equal annual installments over a three-year period and expire ten years after the grant date. Beginning April 1, 2006, substantially all stock options granted vest in equal annual installments over a four-year period and expire ten years after the grant date.

Beginning in fiscal year 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments” (SFAS 123R), on a modified prospective transition method to account for our employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated, and thus do not include the additional compensation expense. In the three and six months ended June 30, 2006, operating income decreased by $1.7 million and $3.3 million, respectively, net income decreased by $1.5 million and $2.9 million, respectively, and diluted earnings per share were reduced by $0.04 and $0.08, respectively. For the three and six months ended June 30, 2006, stock-based compensation expense associated with the Company’s stock options recognized in the income statement is as follows:

	June 30, 2006
	Three Months Ended	Six Months Ended
Selling and administrative expense	$1,441,000	$2,757,000
Reseach and development expense	$146,000	$293,000
Cost of sales	$133,000	$266,000

Total share-based compensation expense	$1,720,000	$3,316,000

Compensation expense for the three and six months ended June 30, 2006 for stock options granted during the quarter was calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30, 2006
	Three Months Ended	Six Months Ended
Expected volatility	54.97%	53.76%
Expected term (in years)	6.22	5.83
Risk-free interest rate	4.39%	4.69%
Expected forfeitures	2.56%	2.56%

Expected volatility. The Company estimates expected volatility using historical volatility. Public trading volume on options in the Company’s stock is not material. As a result, the Company determined that utilizing an implied volatility factor would not be appropriate. The Company calculates historical volatility for the period that is commensurate with the option’s expected term assumption.

Expected term. The Company has evaluated expected term based on history and exercise patterns across its demographic population. The Company believes that this historical data is the best estimate of the expected term of a new option. The expected term for officers and Directors is 6.57 years, while the expected term for all other employees is 4.83 years.

Risk free interest rate.  The Company estimated the risk-free interest rate based on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption.

Forfeiture rate.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest as SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 2.56% to all unvested options as of June 30, 2006. This analysis will be re-evaluated at least annually, and the forfeiture rate will be adjusted as necessary.

Dividend yield.   The Company historically has not paid a cash dividend; therefore this input is not applicable.

For the six months ended June 30, 2006, the Company granted stock options to purchase 255,780 shares of the Company’s Common Stock, which vest in equal annual installments over a three or four-year period and expire ten years from the date of grant. Options granted in the three and six months ended June 30, 2006 had a weighted-average grant date fair value of $17.23 and $17.95, respectively.

The total intrinsic value (actual gain) of options exercised during the six months ended June 30, 2006 was approximately $8.3 million.

At June 30, 2006, un-amortized compensation expense related to unvested options, net of forfeitures, was approximately $12.5 million. The weighted average period over which compensation expense related to these options will be recognized is 2.4 years.

A summary of the stock option plans as of June 30, 2006 follows:

Stock options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2005	4,095	$10.45
Granted	256	34.05
Exercised	(283)	5.35
Forfeited or expired	(47)	23.95
Outstanding at June 30, 2006	4,021	$12.16	6.7	$117,723
Exercisable at June 30, 2006	2,319	$6.81	5.2	$80,309

Prior to our adoption of SFAS 123R, Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) provided an alternative to APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), in accounting for stock-based compensation issued to employees. SFAS 123 provided for a fair value based method of accounting for employee stock options and similar equity instruments. However, companies that continued to account for stock-based compensation arrangements under APB 25 were required by SFAS 123 to disclose, in the notes to financial statements, the pro forma effects on net income and net income per share as if the fair value based method prescribed by SFAS 123 had been applied. Prior to our adoption of SFAS 123R, we accounted for stock-based compensation using the provisions of APB 25 and presented the pro forma information required by SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148).

Had the Company accounted for stock-based compensation plans using the fair value based accounting method described by SFAS 123R for the periods prior to fiscal year 2006, the Company’s earnings per common share, basic and diluted, for the three and six months ended June 30, 2005, would have approximately the following:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$7,665,000	$14,905,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax benefits	(567,000)	(1,083,000)
Pro forma net income	$7,098,000	$13,822,000

Earnings per share:
Basic
- as reported	$0.35	$0.69
- pro forma	$0.33	$0.65
Diluted
- as reported	$0.32	$0.62
- pro forma	$0.29	$0.57

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

A summary of the status of the Company’s non-vested share grants as of June 30, 2005 and June 30, 2006 are presented below:

		Weighted- Average			Weighted- Average
Nonvested Shares	Shares (000)	Grant-Date Fair Value	Nonvested Shares	Shares (000)	Grant-Date Fair Value

Non-vested at January 1, 2005	—	—	Non-vested at January 1, 2006	330	$17.30
Granted	330	$17.30	Granted	193	33.56
Vested	—	—	Vested	—	—
Forfeited	—	—	Forfeited	—	—
Non-vested at June 30, 2005	330	$17.30	Non-vested at June 30, 2006	523	$23.31

During the six months ended June 30, 2006 and June 30, 2005, there were $770,000 and $475,000 of total recognized compensation expense related to non-vested stock award arrangements granted under the plans, respectively.

The total of unrecognized compensation expense as of June 30, 2006 and June 30, 2005 was $9.5 million and $3.9 million, respectively.

NOTE F -Segment Information

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Finance, Senior Vice President of Sales and Marketing, and Senior Vice President of Operations. We operate in a single segment, semiconductor devices, through our various manufacturing and distribution facilities.

Our operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Anachip Corporation located in HsinChu, Taiwan; Diodes-China and Diodes-Shanghai, both located in Shanghai, China; and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which accounted for approximately 4.0% and 3.7% of total sales for the three and six months ended June 30, 2006, respectively (2.8% for the second quarter of 2005, and 3.3% for the first quarter of 2006), are consolidated into the domestic (North America) operations.

The accounting policies of the operations are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

Three Months Ended	Far East	North America	Consolidated
June 30, 2005

Total sales	$56,088,000	$21,554,000	$77,642,000
Inter-company sales	(22,815,000)	(4,229,000)	(27,044,000)
Net sales	$33,273,000	$17,325,000	$50,598,000

Property, plant and equipment	$51,582,000	$11,423,000	$63,005,000
Assets	$135,414,000	$50,966,000	$186,380,000

Three Months Ended	Far East	North America	Consolidated
June 30, 2006

Total sales	$92,734,000	$31,496,000	$124,230,000
Inter-company sales	(34,739,000)	(6,779,000)	(41,518,000)
Net sales	$57,995,000	$24,717,000	$82,712,000

Property, plant and equipment	$76,502,000	$12,485,000	$88,987,000
Assets	$215,516,000	$124,431,000	$339,947,000

Six Months Ended	Far East	North America	Consolidated
June 30, 2005

Total sales	$108,803,000	$42,924,000	$151,727,000
Inter-company sales	(44,649,000)	(7,880,000)	(52,529,000)
Net sales	$64,154,000	$35,044,000	$99,198,000

Property, plant and equipment	$51,582,000	$11,423,000	$63,005,000
Assets	$135,414,000	$50,966,000	$186,380,000

Six Months Ended	Far East	North America	Consolidated
June 30, 2006

Total sales	$173,386,000	$58,612,000	$231,998,000
Inter-company sales	(64,268,000)	(11,429,000)	(75,697,000)
Net sales	$109,118,000	$47,183,000	$156,301,000

Property, plant and equipment	$76,502,000	$12,485,000	$88,987,000
Assets	$215,516,000	$124,431,000	$339,947,000

Geographic Information

Revenues were derived from (invoiced to) customer located in the following countries. All Others represents countries with less than 10% of total revenues each.

	Net Sales
	for the three months		Percentage of
	ended June 30,		net sales
	2005	2006	2005	2006
	(Dollars in thousands)

China	$12,852	$27,800	25.4%	33.6%
Taiwan	17,042	20,708	33.7%	25.0%
United States	13,085	19,971	25.9%	24.1%
All Others	7,619	14,233	15.0%	17.3%
Total	$50,598	$82,712	100.0%	100.0%

	Net Sales
	for the six months		Percentage of
	ended June 30,		net sales
	2005	2006	2005	2006
	(Dollars in thousands)

China	25,536	53,369	25.7%	34.1%
Taiwan	33,606	38,979	33.9%	24.9%
United States	$25,157	$37,562	25.4%	24.0%
All Others	14,899	26,391	15.0%	17.0%
Total	$99,198	$156,301	100.0%	100.0%

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

The selling shareholders of Anachip stock included Lite-On Semiconductor Corporation (“LSC”) (which owned approximately 60% of Anachip’s outstanding capital stock), and two Taiwanese venture capital firms (together owning approximately 20% of Anachip’s stock), as well as current and former Anachip employees.

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

	Original Amount Disclosed in 2005 Form 10-K	Purchase Adjustments	Total Allocation
	(unaudited)
Current assets	$23,752,000	$(517,000)	$23,235,000
Fixed assets/non-current	2,045,000	8,000	2,053,000
Intangible assets			0
Patents and trademarks	2,269,000	189,000	2,458,000
Computer cost	246,000	6,000	252,000
Goodwill	19,541,000	(66,000)	19,475,000
Total assets acquired	47,853,000	(380,000)	47,473,000
Current liabilities	(16,829,000)	978,000	(15,851,000)
Non-current liabilities	(655,000)	324,000	(331,000)
Total liabilities assumed	(17,484,000)	1,302,000	(16,182,000)
Total purchase price	$30,369,000	$922,000	$31,291,000

Purchase adjustments primarily relate to acquisition costs and refinement to estimated fair values of assets acquired and liabilities assumed.

The acquired intangible assets include patents and trademarks of $2.5 million with an approximately 10-year weighted-average useful life, and computer costs of $246,000 with a weighted-average useful life of approximately 3-7 years. The recorded goodwill was assigned primarily to the analog IC segment.

The following unaudited table summarizes the supplemental pro forma information for the three months and six months ended June 30, 2005 as though the acquisition had been completed as of the beginning of that reporting period. The pro forma information is presented for illustrative purposes and is not indicative of future performance.

NOTE H - Commitments

	Three months ended June 30, 2005			Six months ended June 30, 2005
	As reported	Pro forma		As reported	Pro forma

Revenue	$50,598,000	$61,852,000	Revenue	$99,198,000	$121,015,000

Net income	7,665,000	7,843,000	Net income	14,905,000	15,349,000

Earnings per share			Earnings per share

Basic	$0.35	$0.36	Basic	$0.69	$0.76

Diluted	$0.32	$0.32	Diluted	$0.62	$0.66

In April 2006, the Company signed an agreement to purchase a new building with a contract price of approximately $6.0 million. This facility is used to consolidate and expand our sales, administrative, and warehousing offices in Taipei, Taiwan. As of June 30, 2006, the Company temporarily used 100% cash to purchase the building, but plans to convert to approximately 80% bank financing.

NOTE I - Reclassifications

In the first quarter of 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments,” using the modified prospective method. SFAS 123R requires that the excess tax benefit associated with an individual share-based payment award be included in the statement of cash flows as a cash inflow from financing activities and a cash outflow from operating activities. The 2005 amounts presented in the accompanying financial statements have been reclassified to conform to 2006 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

NOTE J - Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations. It is not expected to have a significant impact on the Company’s financial statements upon adoption.

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

This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s fiscal 2005 annual report on Form 10-K previously filed with Securities and Exchange Commission.

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

We are headquartered in Westlake Village, California, near Los Angeles. Our two manufacturing facilities are located in Shanghai, China; our wafer fabrication facility is near Kansas City, Missouri; our sales and marketing and logistical centers are located in Taipei, Taiwan; and Shanghai and Shenzhen, China; and Hong Kong, and our newly acquired fabless IC design company, Anachip, is located in Hsinchu, Taiwan. We also have regional sales offices or representatives in: Derbyshire, England; Toulouse, France; Frankfurt, Germany; and in various cities in the United States.

In 1998, we began to transform our business from the distribution of discrete semiconductors manufactured by others to the design, manufacture and marketing of discrete semiconductor products using our internal manufacturing capabilities. The key elements of our strategy of transforming our business from a distribution-based model to one primarily based on the design and manufacture of proprietary products are:

➢
expanding our manufacturing capacity, including establishing integrated state-of-the-art packaging and testing facilities in Asia in 1998 and 2004, and acquiring a wafer foundry in the United States in 2000;

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

➢
As part of our growth strategy, in December 2005, we announced the acquisition of Anachip, a fabless Taiwanese semiconductor company focused on the standard analog markets. The acquisition, which closed on January 10, 2006, fits in the center of our long-term strategy. Anachip’s main product focus is Power Management ICs. The analog devices they produce are used in LCD monitor/TV's, wireless LAN 802.11 access points, brushless DC motor fans, portable DVD players, datacom devices, ADSL modems, TV/satellite set-top boxes, and power supplies. Anachip brings a design team with strong capabilities in a range of targeted analog and power management technologies. We paid approximately $31 million to acquire Anachip, which had power management IC revenues of approximately $35 million in 2005. The acquisition was accretive to our first half of 2006 earnings, and is expected to be accretive to our full-year 2006 earnings.

➢
In 2005 and the first six months ended June 30, 2006, 15.3% and 24.2%, respectively, of our net sales were derived from products introduced within the last three years, which we term “new products,” compared to 14.3% in 2004. The significant increase in new products primarily resulted from the Anachip acquisition. New products generally have gross profit margins that are higher than the margins of our standard products. We expect net sales derived from new products to increase in absolute terms, although our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix.

➢
Our gross profit margin was 33.2% in the second quarter of 2006, compared to 34.6% in the same period of 2005. As expected, our gross margin percentage was lower as we are in the early stages of our manufacturing integration of the analog product line. With the addition of Anachip, we can now pursue adjacent product categories that significantly expand our growth opportunities as well as gross margin potential.

➢
As of June 30, 2006, we had invested approximately $113.4 million in our Asian manufacturing facilities. During the second quarter of 2006, we invested approximately $17.4 million ($27.5 million for the first six months of 2006) primarily in our Asian manufacturing facilities. Included in the $17.4 million invested in the second quarter was a $6 million office building we purchased in Taipei, Taiwan. Excluding this non-production related $6 million building purchase, year-to-date capital expenditures were at approximately 13% of revenue, slightly ahead of our 10-12% full-year estimate. Our capital expenditure objective is to meet increased demand by investing in equipment to increase our manufacturing efficiencies, and to integrate the analog business.

➢
During the second quarter of 2006, the percentage of our net sales derived from our Asian subsidiaries was 70.1%, compared to 69.5% in the first quarter of 2006, 65.4% in 2005 and 59.1% in 2004. We expect our net sales to the Asian market to continue to increase as a percentage of our total net sales for 2006 and beyond as a result of the continuing shift of the manufacture of electronic products from the U.S. to Asia.

➢
We have increased our investment in research and development from $850,000, or 1.7% of net sales in the second quarter of 2005 to $2.1 million, or 2.5% of net sales, in the second quarter of 2006, as we completed the Anachip acquisition, continued investing in enhancing current product features, and developed new products. We continue to seek to hire qualified engineers who fit our focus on proprietary discrete processes and packaging technologies. Our goal is to expand research and development expenses to between 2.5% and 3% of net sales as we bring additional proprietary devices to the market.

➢
During 2005, we sold 3.2 million (split adjusted) shares of our Common Stock in a follow-on public offering, raising approximately $71.7 million (net of commissions and expenses). We used approximately $31 million of the net proceeds to acquire Anachip and will use the remaining net proceeds from this offering for working capital and other general corporate purposes, including additional acquisitions.

Related Parties

We conduct business with two related party companies, Lite-On Semiconductor Corporation (“LSC”) (and its subsidiaries and affiliates) and Keylink International (formerly Xing International) (and its subsidiaries). LSC is our largest stockholder and owned 22.6% of our outstanding Common Stock as of June 30, 2006. Keylink International is our 5% joint venture partner in Diodes-China and Diodes-Shanghai. C.H. Chen, our previous President and Chief Executive Officer, and Vice Chairman of our Board of Directors, is also Vice Chairman of LSC. M.K. Lu, a member of our Board of Directors, is President of LSC, while Raymond Soong, the Chairman of our Board of Directors, is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC, as well as Chairman of LSC.

The Audit Committee of our Board of Director reviews all related party transactions for potential conflict of interest situations, and approves all such transactions, in accordance with such procedures as it may adopt from time to time. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.

During the three and six months ended June 30, 2006, we sold silicon wafers to LSC totaling 5.8% and 6.5%, (9.6% in 2005 and 11.1% in 2004) of our net sales, respectively, making LSC our largest customer. Also during the second quarter of 2006, 12.8% (14.7% in 2005 and 17.2% in 2004) of our net sales were from discrete semiconductor products purchased from LSC for subsequent sale by us, making LSC our largest outside supplier. In addition, companies affiliated with LSC, which we refer to collectively as The Lite-On Group, accounted for 3.3%, 4.2% and 1.9% of our net sales, respectively, in 2004, 2005 and the second quarter of 2006. We also rent warehouse space in Hong Kong from a member of The Lite-On Group, which also provides us with warehousing services at that location. For 2004, 2005 and first six months ended June 30, 2006, we reimbursed this entity in aggregate amounts of $190,000, $288,000 and $217,000, respectively, for these items. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the contracts associated with these related party transactions.

In December 2000, we acquired a wafer foundry, FabTech, Inc., from LSC for approximately $6.0 million cash plus $19.0 million in assumed debt (the debt was due primarily to LSC). In connection with the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, in accordance with the terms of the acquisition, we also entered into several management incentive agreements with members of FabTech’s management. The agreements provided members of FabTech’s management with guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech was reimbursed by LSC. The final year of the management incentive agreements was 2004, with final payment made on March 31, 2005. LSC reimbursed us $375,000 in 2003, 2004, and 2005 for each of 2002, 2003 and 2004, for amounts paid by us under these management incentive agreements.

During the three and six months ended June 30, 2006, we sold silicon wafers to companies owned by Keylink International totaling 0.2% and 0.4%, respectively, (0.6% in 2005 and 0.9% in 2004) of our net sales. Also for the three and six months ended June 30, 2006, 2.5% and 2.6% (3.0% in 2004 and 3.5% in 2004) of our net sales were from discrete semiconductor products purchased from companies owned by Keylink International, respectively. In addition, Diodes-China and Diodes-Shanghai lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink International. We also pay a consulting fee to Keylink International. In 2005, and the three and six months ended June 30, 2006, we paid Keylink International an aggregate of $6.6 million, $1.7 million and $4.0 million, respectively, with respect to these items, respectively. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the contracts associated with these related party transactions.

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

At December 31, 2005, we had purchased an aggregate of 9,433,613 shares (or approximately 18.9%) of the 50,000,000 outstanding shares of the capital stock of Anachip. On January 10, 2006 (the closing date of the acquisition), we purchased an additional 40,470,212 shares and therefore, we now hold approximately 99.81% of the Anachip capital stock.

Concurrent with the acquisition, Anachip entered into a wafer purchase agreement with LSC, pursuant to which LSC will sell to Anachip, according to Anachip's requirements, during the two year period ending on December 31, 2007, wafers of the same or similar type, and meeting the same specifications, as those wafers purchased from LSC by Anachip at the time of the acquisition. Anachip will purchase such wafers on terms (including purchase price, delivery schedule, and payment terms) no less favorable to Anachip than those terms on which Anachip purchased such wafers from LSC at the time of the acquisition; provided, however, that the purchase price will be the lower of the current price or the most favorable customer pricing. If the price of raw wafers increases by more than 20% within any six-month period, Anachip and LSC will renegotiate in good faith the price of wafers to reflect the cost increase.

Available Information

Our Internet address is http://www.diodes.com. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). To support our global customer-base, particularly in Asia and Europe, our website is language-selectable into English, Chinese, and Korean, giving us an effective marketing tool for worldwide markets. With its extensive online Product (Parametric) Catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website provides easy access to worldwide sales contacts and customer support, and incorporates a distributor-inventory check to provide component inventory availability and a small order desk for overnight sample fulfillment. Our website also provides access to investor financial information, including SEC filings and press releases, as well as stock quotes and information on corporate governance compliance.

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

For more detailed discussion of these factors, see the “Risk Factors” discussion in Item 1A of the Company’s most recent Annual Report on Form 10-K. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and the Company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.
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

Financial Operations Overview

Net Sales

We generate a substantial portion of our net sales through the sale of discrete semiconductor products designed and manufactured by third parties or us. We also generate a portion of our net sales from outsourcing manufacturing capacity to third parties and from the sale of silicon wafers to manufacturers of discrete semiconductor components. We serve customers across diversified industries, including the consumer electronics, computing, industrial, communications and automotive markets.

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

The principal factors that have affected or could affect our net sales from period to period are:

➢	the condition of the economy in general and of the semiconductor industry in particular;

➢	our customers’ adjustments in their order levels;

➢	changes in our pricing policies or the pricing policies of our competitors or suppliers;

➢	the termination of key supplier relationships;

➢	the rate of introduction of new products to, and acceptance by, our customers;

➢	our ability to compete effectively with our current and future competitors;

➢	our ability to enter into and renew key corporate and strategic relationships with our customers, vendors and strategic alliances;

➢	changes in foreign currency exchange rates;

➢	a major disruption of our information technology infrastructure; and

➢	unforeseen catastrophic events, such as armed conflict, terrorism, fires, typhoons and earthquakes.

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

Research and Development Expenses

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development expenses are primarily associated with our wafer facility near Kansas City, Missouri, our analog IC facilities in Taipei, Taiwan, and our manufacturing facilities in China, as well as our engineers at our U.S. headquarters. All research and development expenses are expensed as incurred, and we expect our research and development expenses to increase in absolute dollars as we invest in new technologies and product lines.

Interest Income / Expense

Interest income consists of interest earned on our cash and investment balances. Interest expense consists of interest payable on our outstanding credit facilities.

Income Tax Provision

   We recognized income tax expense of $2.9 million for the second quarter of 2006, resulting in an effective tax rate of 19.9%, as compared to 16.6% in the same period last year. Our higher effective tax rate was the result of (i) higher quarterly income in the U.S. at high tax rates, (ii) accrued dividend related taxes in Taiwan. Going forward, we anticipate our tax rate to be in the mid-to-high teens. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

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

Revenue Recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, when delivery has occurred, when our price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when our product is shipped.

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

Impairment of Long-Lived Assets

As of June 30, 2006, goodwill was $24.6 million ($19.5 million related to the Anachip acquisition, $4.2 million related to the FabTech acquisition, and $881,000 related to Diodes-China). We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for which goodwill is tested for impairment at least annually. We performed the required impairment tests of goodwill and have determined that the goodwill is fully recoverable.

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

Share-Based Compensation

Effective in January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payments,” using the modified prospective method. Under SFAS 123R, we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model, consistent with prior period valuations under SFAS 123. No modifications were made to any outstanding share-options prior to the adoption of SFAS 123R.

The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options remaining vesting period. This resulted in the Company expensing $1.6 million and $3.3 million in the first quarter and six months ended June 30, 2006, respectively, which was recorded within the cost of good sold expense, general and administrative expense and research and development expense on the Company’s condensed consolidated income statement. In addition, SFAS 123R requires the Company to reflect any tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash inflow in its statement of cash flows rather than as an operating cash flow as in prior periods (See “Note E - Share-based Compensation” for details). The Company has changed its primary award type to employees from stock options to stock awards as an improved method of employee reward and retention. In general, the Company extended the vesting period from three years to four years, and reduced the number of shares subject to the award by a factor of three.

The Company has 523,390 restricted stock grants outstanding as of June 30, 2006. The restricted stock grants will be recorded each quarter as a non-cash operating expense item. As of June 30, 2006, there was $9.5 million of total unrecognized compensation cost related to non-vested share-based compensation. This cost is expected to be recognized over a weighted-average period of 3.4 years. In the second quarter of 2006, an expense of $475,000 was recorded. In addition to the expense, the effect of the restricted stock grants are included in the diluted shares outstanding calculation.

Results of Operations for the Three Months Ended June 30, 2005 and 2006

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three months ended June 30,		Increase (Decrease)
	2005	2006	'05 to '06

Net sales	100.0%	100.0%	63.5%

Cost of goods sold	(65.4)	(66.8)	67.0

Gross profit	34.6	33.2	56.8

Operating expenses	(15.9)	(16.7)	71.4

Operating income	18.7	16.5	44.3

Interest income (expense), net	(0.2)	1.1	(1,202.5)

Other income	0.0	0.0	-

Income before taxes and minority interest	18.5	17.6	54.8

Income tax provision	(2.9)	(3.5)	97.5

Income before minority interest	15.6	14.1	46.9

Minority interest	(0.5)	(0.3)	(1.9)

Net income	15.1	13.8	48.5

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2005	2006
Net sales	$50,598,000	$82,712,000

Net sales increased approximately $32.1 million for the three months ended June 30, 2006, compared to the same period last year, due primarily to sales of analog products related to the acquisition of Anachip. The 63.5% increase in net sales represents an approximately 42.6% increase in units sold. Our average selling prices (“ASP”) for discrete devices decreased approximately 2.9% from the second quarter of 2005, and decreased 1.8% from the first quarter of 2006, due primarily to demand induced product mix changes in the quarter. ASPs for wafer products increased approximately 5.1% from the same period last year, and they improved 4.3% from the sequential quarter, due primarily to market pricing changes. ASPs for analog IC products increased approximately 4.6% from the previous quarter also due to a favorable market condition.

	2005	2006
Cost of goods sold	$33,101,000	$55,279,000
Gross profit	$17,497,000	$27,433,000
Gross profit margin percentage	34.6%	33.2%

Cost of goods sold increased approximately $22.2 million, or 67.0%, for the three months ended June 30, 2006 compared to the same period in 2005, primarily due to sales of analog products related to the integration of Anachip. As a percent of sales, cost of goods sold increased from 65.4% for the three months ended June 30, 2005 to 66.8% for the three months ended June 30, 2006. Our average unit cost (“AUP”) for discrete devices decreased approximately 5.0% from the second quarter of 2005, and decreased 3.3% from the first quarter of 2006. AUPs for wafer products increased approximately 8.4% in the second quarter of 2006 from the same period last year, and increased 12.0% from the first quarter of 2006. AUPs for analog IC products increased approximately 2.4% from the previous quarter. The sequential decreases in AUPs for discrete products were due primarily to improved manufacturing efficiencies and utilization, as well as more effective cost management. As per SFAS 123R, included in cost of goods sold was $133,000 of non-cash, share-based compensation expense related to our manufacturing facilities.

Gross profit increased in the second quarter of 2006 by approximately $9.9 million, or 56.8%, compared to the three months ended June 30, 2005. Gross margin as a percentage of net sales was at 33.2% for the first three months ended June 30, 2006, compared to 34.6% for the same period of 2005, due to the Anachip acquisition. We are in the stages of our analog manufacturing integration and with the addition of Anachip, we can pursue opportunities in adjacent product categories that could expand our gross margins.

	2005	2006
SG&A	$7,196,000	$11,716,000

SG&A for the three months ended June 30, 2006 increased approximately $4.5 million, or 62.8%, compared to the same period last year, due primarily to (i) an approximately $1.4 million increase associated with non-cash, stock-based compensation expense due to our adoption of SFAS 123R, (ii) higher sales commissions, wages and marketing expenses associated with the acquisition of Anachip and increased sales, and (iii) audit and legal expenses associated with Sarbanes-Oxley Act compliance. SG&A, as a percentage of sales, was 14.2% in the current quarter, equal to the prior-year quarter. For comparable purposes, excluding the share-based compensation, SG&A for the second quarter of 2006 would have been 12.4% of sales.

	2005	2006
R&D	$850,000	$2,077,000

Investment in R&D in the current quarter was $2.1 million, an increase of approximately $1.2 million from that in the same period last year. Of the $1.2 million increase, $670,000 reflected the impact of the acquisition of Anachip and Diodes’ investment in developing new products in discrete, analog and mixed signal segments, while $147,000 was associated with stock-based compensation expense due to our adoption of SFAS 123R. R&D, as a percentage of sales, was 2.5% of second quarter 2006 sales compared to 1.7% in the same period 2005. We continue to seek to hire qualified engineers who fit our focus on next-generation processes and packaging technologies. Our goal is to expand R&D to 2.5-3% of revenue as we bring proprietary technology and advanced devices to the market.

	2005	2006
Interest income (expense), net	$(79,000)	$871,000

Net interest income for the three months ended June 30, 2006 was $871,000, compared to the net interest expense of $79,000 in the same period 2005, due primarily to interest income earned on proceeds from our public offering of equity securities in 2005.

	2005	2006
Other income	$12,000	$12,000

Other income for the three months ended June 30, 2006 was $12,000, equal to the second quarter of 2005. Other income primarily includes currency exchange gains or losses, primarily in Taiwan.

	2005	2006
Income tax provision	$1,461,000	$2,885,000

We recognized income tax expense of $2.9 million for the second quarter of 2006, resulting in an effective tax rate of 19.9%, as compared to 16.6% in the same period last year. Our higher effective tax rate was the result of higher quarterly income in the U.S. at higher tax rates, and accrued dividend related taxes in Taiwan. Going forward, we anticipate our tax rate to be in the mid-to-high teens. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

	2005	2006
Minority interest in joint venture earnings	$258,000	$253,000

Minority interest in joint venture earnings represents the minority investor’s share of the Diodes-China and Diodes-Shanghai joint venture’s income for the period. The joint venture investment is eliminated in consolidation of our financial statements, and the activities of Diodes-China and Diodes-Shanghai are included therein. As of June 30, 2006, we had a 95% controlling interest in the joint ventures.

Results of Operations for the Six Months Ended June 30, 2005 and 2006

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Six months ended June 30,		Increase (Decrease)
	2004	2005	'05 to '06

Net sales	100.0%	100.0%	57.6%

Cost of Goods Sold	(65.6)	(67.0)	60.7

Gross profit	34.4	33.0	51.5

Operating expenses	(15.7)	(17.3)	74.9

Operating income	18.7	15.7	31.9

Interest expense, net	(0.2)	0.9	(726.1)

Other income	(0.0)	(0.1)	828.6

Income before taxes and minority interest	18.5	16.5	40.7

Income tax benefit (provision)	(2.9)	(2.9)	57.6

Income before minority interest	15.6	13.6	37.5

Minority interest	(0.5)	(0.3)	(3.0)

Net income	15.1	13.3	38.9

The following discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2005	2006
Net sales	$99,198,000	$156,301,000

Net sales increased approximately $57.1 million for the six months ended June 30, 2006, compared to the same period last year, due primarily to sales of analog products related to the acquisition of Anachip. The 57.6% increase in net sales represents an approximately 34.8% increase in units sold. Our ASPs for discrete devices decreased approximately 6.4% from the same six-month period last year due primarily to demand induced product mix changes. ASPs for wafer products increased approximately 0.8% from the same period last year, due primarily to more favorable market pricing.

	2005	2006
Cost of goods sold	$65,105,000	$104,654,000
Gross profit	$34,093,000	$51,647,000
Gross profit margin percentage	34.4%	33.0%

Cost of goods sold increased approximately $39.5 million, or 60.7%, for the six months ended June 30, 2006 compared to the same period in 2005, primarily due to sales of analog products related to the integration of Anachip. As a percent of sales, cost of goods sold increased from 65.6% for the six months ended June 30, 2005 to 67.0% for the six months ended June 30, 2006. Our AUPs for discrete devices decreased approximately 7.1% from the same six-month period of 2005, while increasing 2.0% for wafer products from the same period last year. The sequential decreases in AUPs for discrete products were due primarily to improved manufacturing efficiencies and utilization. As per SFAS 123R, included in cost of goods sold was $266,000 of non-cash, share-based compensation expense related to our manufacturing facilities.

Gross profit for the six months ended June 30, 2006 increased approximately $17.6 million, or 51.5%, compared to the six months ended June 30, 2005. Gross margin as a percentage of net sales was at 33.0% for the first six months ended June 30, 2006, down from 34.4% for the same period of 2005.

	2005	2006
SG&A	$13,888,000	$23,000,000

SG&A for the six months ended June 30, 2006 increased approximately $9.1 million, or 65.6%, compared to the same period last year, due primarily to (i) an approximately $2.7 million increase associated with non-cash, stock-based compensation expense due to our adoption of SFAS 123R, (ii) higher sales commissions, wages and marketing expenses associated with the acquisition of Anachip and increased sales, and (iii) audit and legal expenses associated with Sarbanes-Oxley Act compliance. SG&A for the current six-month period was 14.7% of sales, compared to 14.0% in the same six-month period last year. For comparable purposes, excluding the share-based compensation, SG&A for the second quarter of 2006 would have been 13.0% of sales.

	2005	2006
R&D	$1,750,000	$4,043,000

Investment in R&D during the first half of 2006 was $4.0 million, an increase of approximately $2.3 million from the same period last year. Of the $2.3 million increase, $1.5 million reflected the impact of the acquisition of Anachip and Diodes’ investment in developing new products in discrete, analog and mixed signal segments, while $293,000 was associated with stock-based compensation expense due to our adoption of SFAS 123R. R&D, as a percentage of sales, was 2.6% for the current six-month period compared to 1.8% in the same period 2005.

	2005	2006
Interest income (expense), net	$(234,000)	$1,465,000

Net interest income for the six months ended June 30, 2006 was $1,465,000, compared to the net interest expense of $234,000 in the same period 2005, due primarily to interest income earned on proceeds from our public offering of equity securities in 2005.

	2005	2006
Other income (loss)	$(21,000)	$(195,000)

Other loss for the six months ended June 30, 2006 was $195,000, compared to $21,000 for the same period of 2005. Other loss includes currency exchange gains or losses primarily in Taiwan.

	2005	2006
Income tax provision	$2,903,000	$4,575,000

We recognized income tax expense of $4.6 million for the first six month ended June 30, 2006, resulting in an effective tax rate of 17.8%, as compared to 15.9% in the same period last year. Our higher effective tax rate was the result of higher quarterly income in the U.S. at higher tax rates, and accrued dividend related taxes in Taiwan.

	2005	2006
Minority interest in joint venture earnings	$497,000	$482,000

Minority interest in joint venture earnings represents the minority investor’s share of the Diodes-China and Diodes-Shanghai joint venture’s income for the period. The joint venture investment is eliminated in consolidation of our financial statements, and the activities of Diodes-China and Diodes-Shanghai are included therein. As of June 30, 2006, we had a 95% controlling interest in the joint ventures.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash, funds from operations and borrowings under our credit facilities. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs. At December 31, 2005 and June 30, 2006, our working capital was $146.7 million and $140.9 million, respectively. We anticipate our working capital position will be sufficient for at least the next 12 months.

During 2005, we sold 3.2 million (stock split adjusted) shares of our Common Stock in a follow-on public offering, raising approximately $71.7 million (net of commissions and expenses). We used approximately $31 million of the net proceeds in connection with the Anachip acquisition, and we intend to use the remaining net proceeds from this offering for working capital and other general corporate purposes, including additional acquisitions.

Capital expenditures for the current quarter were $17.4 million (including a $6 million office building purchase in Diodes-Taiwan) and $27.5 million year to date. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the United States. Excluding this non-production related $6 million building purchase, year-to-date capital expenditures were at approximately 13% of revenue, slightly ahead of our 10-12% full-year estimate.

In addition, we paid $18.9 million in conjunction with the closing of the Anachip acquisition in January 2006.

Discussion of Cash Flow

Cash and short-term investments have decreased from $113.6 million at December 31, 2005, to $100.3 million at June 30, 2006. The decrease from 2005 to 2006 was primarily due to the cash payment for the Anachip acquisition.

Operating Activities

Net cash provided by operating activities during the first half of 2006 was $35.1 million, resulting primarily from $20.7 million of net income in this period, as well as a $9.6 million in depreciation and amortization. Net cash provided by operating activities was $21.9 million for the same period in 2005. Net cash provided by operations increased by $13.2 million from first half of 2005 to the first half of 2006. This increase resulted primarily from an approximately $7.7 million decrease in accounts receivables, a $5.8 million increase in our net income (from $14.9 million in 2005 to $20.7 million in 2006) and $3.7 million increase in non-cash, share-based compensation expense, offset by increases in inventory and deferred income taxes. We continue to closely monitor our credit terms with our customers, while at times providing extended terms, primarily required by our customers in Asia and Europe.

Investing Activities

Net cash used by investing activities was $59.6 million for the first half of 2006 compared to $6.8 million for the same period of 2005. The increase in investing activities primary relates to increases in capital expenditures of $22.8 million, including the $6 million office building purchase in Taiwan, $11.1 million of short-term investments in municipal bonds and equity investments, and the final acquisition payment for Anachip of $18.9 million (net of cash acquired).

Financing Activities

Net cash used by financing activities totaled $341,000 in the first half of 2006 compared to $1.3 million used in the first half of 2005. The use primarily resulted from repayment of long-term debt in the first half of 2006, for which we used $3.3 million of cash, and offset by an increase in cash provided from the exercise of stock options (including the tax benefits) of $3.0 million year-over-year.

Debt instruments

On August 29, 2005, we amended our U.S. credit arrangements with Union Bank of California, N.A. (Union Bank). Under the second amendment to our amended and restated credit agreement, we now have available a revolving credit commitment of up to $20.0 million, including a $5.0 million letter of credit sub-facility. In addition, and in connection with this amendment, one of our subsidiaries, Diodes-FabTech, also amended and restated a term note and related agreement with respect to an existing term loan arrangement, which we refer to as the FabTech term loan. After giving effect to this amendment, the principal amount under the FabTech term loan was increased to $5.0 million.

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

Any amounts borrowed under the credit facility and the FabTech term loan are collateralized by all of Diodes Incorporated’s and FabTech’s accounts, instruments, chattel paper, documents, general intangibles, inventory, equipment, furniture and fixtures, pursuant to security agreements entered into by Diodes Incorporated and FabTech in connection with these credit arrangements.

Both amounts borrowed under the revolving credit facility and the FabTech term loan bear interest at LIBOR plus 1.15%. At June 30, 2006, the effective rate under both the credit agreement and the FabTech term loan was 6.23%.

The credit agreement contains covenants that require us to maintain a leverage ratio not greater than 2.25 to 1.0, an interest expense coverage ratio of not less than 2.0 to 1.0 and a current ratio of not less than 1.0 to 1.0. It also requires us to achieve a net profit before taxes, as of the last day of each fiscal quarter, for the two consecutive fiscal quarters ending on that date of not less than $1. The credit agreement permits us to pay dividends to our stockholders to the extent that any such dividends declared or paid in any fiscal year do not exceed an amount equal to 50% of our net profit after taxes for such fiscal year. However, it limits our ability to dispose of assets, incur additional indebtedness, engage in liquidation or merger, acquisition, partnership or other combination (except permitted acquisitions). The credit agreement also contains customary representations, warranties, affirmative and negative covenants and events of default. As of June 30, 2006, we were in compliance with the bank covenants.

The agreements governing the FabTech term loan do not contain any financial or negative covenants. However, they provide that a default under our credit agreement will cause a cross-default under the FabTech term loan.

As of June 30, 2006, our Asia subsidiaries have available lines of credit of up to an aggregate of $37.5 million, with a number of Chinese and Taiwanese financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by its premises, are unsecured, uncommitted and, in some instances, may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin.

As of June 30, 2006, Diodes-China owed $1.7 million under a note to one of our customers, which debt was incurred in connection with our investing in manufacturing equipment. We repay this unsecured and interest-free note in quarterly price concession installments, with any remaining balance due in July 2008.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no matters to be reported under this heading.

Item 3. Defaults Upon Senior Securities

There are no matters to be reported under this heading.

Item 4. Submission of Matters to a Vote of Security Holders

The Company submitted to a vote of its security holders at an annual meeting of stockholders on May 17, 2006, the election of members of the Board. The directors were each elected to serve until the 2007 annual meeting or until their successors are elected and have qualified. The results of the tabulation for each nominee for director of the Company is as follows:

C.H. Chen, Director	For: Withheld:	13,239,892 11,026,762

Michael R. Giordano, Director	For: Withheld:	13,878,448 10,388,206

Keh-Shew Lu, Director	For: Withheld:	14,539,177 9,727,477

M.K. Lu, Director	For: Withheld:	16,073,732 8,192,922

Shing Mao, Director	For: Withheld:	22,769,370 1,497,284

Raymond Soong, Director	For: Withheld:	22,057,824 2,208,830

John M. Stich, Director	For: Withheld:	22,455,054 1,811,600

The Company also submitted to a vote of its security holders at an annual meeting of shareholders on May 17, 2006, the ratification of the restricted grant to Dr. Lu of 180,000 shares of Common Stock (270,000 shares split adjusted on December 1, 2005). The result of the tabulation was 18,084,658 shares voted in favor of the proposal, 2,260,226 shares voted against, and 97,441 abstained from voting on the proposal. No broker non-votes with respect to this proposal were received.

The Company also submitted to a vote of its security holders at an annual meeting of shareholders on May 17, 2006, the amendment of Certificate of Incorporation to increase the authorized number of shares of Common Stock from 30,000,000 to 70,000,000. The result of the tabulation was 21,101,619 shares voted in favor of the proposal, 3,109,751 shares voted against, and 55,284 abstained from voting on the proposal. No broker non-votes with respect to this proposal were received.

The Company also submitted to a vote of its security holders at an annual meeting of shareholders on May 17, 2006, various amendments of the 2001 Omnibus Equity Incentive Plan. The result of the tabulation was 16,564,932 shares voted in favor of the proposal, 3,797,428 shares voted against, and 79,965 abstained from voting on the proposal. No broker non-votes with respect to this proposal were received.

The Company also submitted to a vote of its security holders at an annual meeting of shareholders on May 17, 2006, the appointment of Moss Adams LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The result of the tabulation was 23,895,012 shares voted in favor of the proposal, 322,170 shares voted against, and 49,472 abstained from voting on the proposal. No broker non-votes with respect to this proposal were received.

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits

3.1
Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-127833) filed on September 8, 2005).

3.2	Amended Bylaws of the Company dated August 14, 1987 (incorporated by reference to Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1988).

10.17	Agreement on purchase of office building located in Taiwan dated April 14, 2006, between Diode-Taiwan and First International Computer, Inc.

11	Computation of Earnings Per Share

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

Date: August 8, 2006	By:	/s/ Carl C. Wertz

CARL C. WERTZ Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

INDEX TO EXHIBITS

3.1
Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-127833) filed on September 8, 2005).

3.2	Amended Bylaws of the Company dated August 14, 1987 (incorporated by reference to Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1988).

10.17	Agreement on purchase of office building located in Taiwan dated April 14, 2006, between Diode-Taiwan and First International Computer, Inc.

11	Computation of Earnings Per Share

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002