Form 10-Q
period 2006-09-30
DIODES INC /DEL/
filed 2006-11-09
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☒    Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding as of November 3, 2006 was 25,939,514.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

ASSETS

	December 31, 2005	September 30, 2006
CURRENT ASSETS		(unaudited)

Cash and cash equivalents	$73,288,000	$53,157,000
Short-term investments	40,348,000	56,139,000
Total cash and short-term investments	113,636,000	109,296,000

Accounts receivable
Customers	48,348,000	70,049,000
Related parties	6,804,000	5,554,000
	55,152,000	75,603,000
Less: Allowance for doubtful receivables	(534,000)	(675,000)
	54,618,000	74,928,000

Inventories	24,611,000	45,767,000
Deferred income taxes, current	2,541,000	2,565,000
Prepaid expenses and other current assets	5,326,000	7,104,000

Total current assets	200,732,000	239,660,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and amortization	68,930,000	89,168,000

DEFERRED INCOME TAXES, non current	8,466,000	11,043,000

OTHER ASSETS
Equity investment	5,872,000	-
Goodwill	5,090,000	24,093,000
Other	425,000	2,906,000

TOTAL ASSETS	$289,515,000	$366,870,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2005	September 30, 2006
		(unaudited)

CURRENT LIABILITIES
Line of credit	$3,000,000	$-
Accounts payable
Trade	18,619,000	37,250,000
Related parties	7,921,000	13,215,000
Accrued liabilities	19,782,000	27,756,000

Long-term debt, current portion	4,621,000	1,954,000
Capital lease obligations, current portion	138,000	141,000

Total current liabilities	54,081,000	80,316,000

LONG-TERM DEBT, net of current portion	4,865,000	3,709,000

CAPITAL LEASE OBLIGATIONS, net of current portion	1,618,000	1,508,000

MINORITY INTEREST IN JOINT VENTURE	3,477,000	4,321,000

Total liabilities	64,041,000	89,854,000

STOCKHOLDERS' EQUITY
Preferred stock - par value $1.00 per share;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock - par value $0.66 2/3 per share;
70,000,000 shares authorized; 25,258,119 and 25,930,914
shares issued at December 31, 2005
and September 30, 2006, respectively	16,839,000	17,288,000
Additional paid-in capital	94,664,000	111,424,000
Retained earnings	114,659,000	148,126,000
	226,162,000	276,838,000
Less: Accumulated other comprehensive gain (loss)	(688,000)	178,000

Total stockholders' equity	225,474,000	277,016,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$289,515,000	$366,870,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Net sales	$54,200,000	$92,575,000	$153,398,000	$248,876,000
Cost of goods sold	35,323,000	61,879,000	100,428,000	166,532,000

Gross profit	18,877,000	30,696,000	52,970,000	82,344,000

Selling and general administrative expenses	7,581,000	11,825,000	21,469,000	34,883,000
Research and development expenses	938,000	1,941,000	2,688,000	5,985,000
Loss (gain) on disposal of fixed assets	-	32,000	(105,000)	152,000
Total operating expenses	8,519,000	13,798,000	24,052,000	41,020,000

Income from operations	10,358,000	16,898,000	28,918,000	41,324,000

Other income (expense)
Interest income	23,000	1,069,000	66,000	2,807,000
Interest expense	(188,000)	(89,000)	(465,000)	(363,000)
Other	116,000	(1,563,000)	95,000	(1,699,000)
	(49,000)	(583,000)	(304,000)	745,000

Income before income taxes and minority interest	10,309,000	16,315,000	28,614,000	42,069,000
Income tax provision	(1,621,000)	(3,212,000)	(4,523,000)	(7,778,000)

Income before minority interest	8,688,000	13,103,000	24,091,000	34,291,000

Minority interest in joint venture earnings	(305,000)	(333,000)	(802,000)	(824,000)

Net income	$8,383,000	$12,770,000	$23,289,000	$33,467,000

Earnings per share
Basic	$0.38	$0.50	$1.08	$1.31
Diluted	$0.34	$0.45	$0.96	$1.19

Number of shares used in computation
Basic	22,010,235	25,686,913	21,658,863	25,520,156
Diluted	24,731,514	28,152,592	24,344,795	28,055,154

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,289,000	$33,467,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	11,887,000	14,053,000
Minority interest earnings	802,000	824,000
Share-based compensation	856,000	5,826,000
Loss (gain) on disposal of property, plant and equipment	(105,000)	221,000
Changes in operating assets:
Accounts receivable	(5,338,000)	(9,017,000)
Inventories	(4,182,000)	(14,227,000)
Prepaid expenses and others	297,000	(1,493,000)
Deferred income taxes	(1,586,000)	(2,601,000)
Changes in operating liabilities:
Accounts payable	7,685,000	13,352,000
Accrued liabilities	1,567,000	5,038,000
Income tax payable	2,138,000	1,040,000

Net cash provided by operating activities	37,310,000	46,483,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(14,260,000)	(34,768,000)
Proceeds from sale of property, plant and equipment	-	54,000
Purchase of available-for-sale securities	(30,002,000)	(15,791,000)
Acquisitions, net of cash acquired	-	(18,411,000)

Net cash used in investing activities	(44,262,000)	(68,916,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of line of credit, net	(3,167,000)	(5,717,000)
Net proceeds from the issuance of common stock	63,565,000	4,111,000
Excess tax benefits	3,116,000	7,274,000
Proceeds from long-term debt	4,509,000	-
Repayments of long-term debt	(4,875,000)	(4,125,000)
Repayments of capital lease obligations	(107,000)	(107,000)
Management incentive reimbursement from LSC	375,000	-

Net cash provided by financing activities	63,416,000	1,436,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,221,000)	866,000

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	55,243,000	(20,131,000)

CASH, BEGINNING OF PERIOD	18,970,000	73,288,000

CASH, END OF PERIOD	$74,213,000	$53,157,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION	2005	2006
Cash paid during the year for:
Interest	$456,000	$334,000
Income taxes	$2,049,000	$2,142,000
Non-cash activities:
Tax benefits related to stock options
credited to paid-in capital	$3,116,000	$7,274,000
Property, plant and equipment purchased on accounts payable	$1,990,000	$(2,699,000)

The Company purchased 99.81% of capital stock of Anachip
Corporation for $31 million (including $5.9 million paid in year 2005).
In conjuction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired		$46,274,000
Cash paid for the capital stock		(28,067,000)
Decrease in payables for business acquisition		(2,445,000)

Liabilities assumed		$15,762,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - Basis of Presentation

Unless the context otherwise requires, the words “Diodes,” “we,” “us” and “our” refer to Diodes Incorporated and its subsidiaries. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The condensed consolidated financial data at December 31, 2005 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
Shanghai KaiHong Technology Co., Ltd. (“Diodes-Shanghai”) - 95% owned
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

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income include foreign currency translation adjustments. Accumulated other comprehensive loss was $688,000 and accumulated other comprehensive gain was $178,000 at December 31, 2005 and September 30, 2006, respectively. The $866,000 change was primarily a result of a $1.1 million one-time adjustment to other expense for intercompany foreign currency exchange losses that were incorrectly recorded directly to shareholders’ equity via other comprehensive loss, rather than by recording to shareholders’ equity through the income statement.

Total comprehensive income for the three and nine months ended September 30, 2005 and 2006 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net income	$8,383,000	$12,770,000	$23,289,000	$33,467,000

Translation adjustment	(1,449,000)	429,000	(1,221,000)	866,000

Comprehensive income	$6,934,000	$13,199,000	$22,068,000	$34,333,000

NOTE C - Inventories

Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

	December 31, 2005	September 30, 2006

Finished goods	$14,722,000	$28,310,000
Work-in-progress	3,002,000	8,873,000
Raw materials	9,534,000	13,458,000
	27,258,000	50,641,000
Less: reserves	(2,647,000)	(4,874,000)

	$24,611,000	$45,767,000

NOTE D - Income Tax Provision

We recognized income tax expense of $3.2 million for the third quarter of 2006, resulting in an effective tax rate of 19.8%, as compared to 15.7% in the same period last year and 19.9% in the second quarter of 2006. Our higher effective tax rate was the result of higher quarterly income in the U.S. at high tax rates, and accrued dividend related taxes in Taiwan. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate. In 2005, we had recorded approximately $1.1 million in deferred taxes for earnings of our foreign subsidiaries, primarily Diodes-Hong Kong. For the nine months ended September 30, 2006, we have accrued an additional $1.6 million for taxes on a future dividend from our foreign subsidiaries to the U.S.

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

In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China, the local government waived this tax from 1996 through the third quarter of 2006. Management expects this tax to be waived for at least the remainder of 2006; however, the local government can re-impose this tax at any time in its discretion.

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

As an incentive for the formation of Anachip, earnings of Anachip are subject to a five-year tax holiday (subject to certain qualifications of Taiwanese tax law). In the third quarter of 2006, we elected to begin this five-year tax holiday as of January 1, 2006.

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

Beginning in fiscal year 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments” (SFAS 123R), on a modified prospective transition method to account for our employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated, and thus do not include the additional compensation expense. In the three and nine months ended September 30, 2006, operating income decreased by $1.6 million and $5.0 million, respectively, net income decreased by $1.4 million and $4.3 million, respectively, and diluted earnings per share were reduced by $0.04 and $0.13, respectively. For the three and nine months ended September 30, 2006, stock-based compensation expense associated with the Company’s stock options recognized in the income statement is as follows:

	September 30, 2006
	Three Months Ended	Nine Months Ended
Selling and administrative expense	$1,355,000	$4,112,000
Reseach and development expense	$146,000	$438,000
Cost of sales	$133,000	$398,000

Total share-based compensation expense	$1,634,000	$4,948,000

Share-based compensation expense for the three and nine months ended September 30, 2006 for stock options granted during the quarter was calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	September 30, 2006
	Three Months Ended	Nine Months Ended
Expected volatility	56.03%	53.85%
Expected term (in years)	6.57	5.86
Risk-free interest rate	5.07%	4.70%
Expected forfeitures	2.56%	2.56%

Expected volatility. The Company estimates expected volatility using historical volatility. Public trading volume on options in the Company’s stock is not material. As a result, the Company determined that utilizing an implied volatility factor would not be appropriate. The Company calculates historical volatility for the period that is commensurate with the option’s expected term assumption.

Expected term. The Company has evaluated expected term based on history and exercise patterns across its demographic population. The Company believes that this historical data is the best estimate of the expected term of a new option. The expected term for officers and Directors is 6.57 years, while the expected term for all other employees is 5.88 years.

Risk free interest rate.  The Company estimated the risk-free interest rate based on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption.

Forfeiture rate.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest as SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 2.56% to all unvested options as of September 30, 2006. This analysis will be re-evaluated at least annually, and the forfeiture rate will be adjusted as necessary.

Dividend yield.   The Company historically has not paid a cash dividend; therefore this input is not applicable.

For the three and nine months ended September 30, 2006, the Company granted stock options to purchase 10,000 and 265,780 shares of the Company’s Common Stock, respectively, which vest in equal annual installments over a three or four-year period and expire ten years from the date of grant. Options granted in the three and nine months ended September 30, 2006 had a weighted-average grant date fair value of $25.12 and $18.95, respectively.

The total intrinsic value (actual gain) of options exercised during the nine months ended September 30, 2006 was approximately $21.7 million.

At September 30, 2006, un-amortized compensation expense related to unvested options, net of forfeitures, was approximately $11.0 million. The weighted average period over which share-based compensation expense related to these options will be recognized is 2.2 years.

A summary of the stock option plans as of September 30, 2006 follows:

Stock options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2005	4,095	$10.45
Granted	266	34.33
Exercised	(673)	6.11
Forfeited or expired	(54)	24.05
Outstanding at September 30, 2006	3,634	$12.51	6.5	$110,453
Exercisable at September 30, 2006	2,646	$8.88	5.8	$90,712

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

Had the Company accounted for stock-based compensation plans using the fair value based accounting method described by SFAS 123R for the periods prior to fiscal year 2006, the Company’s earnings per common share, basic and diluted, for the three and nine months ended September 30, 2005, would have approximated the following:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$8,383,000	$23,289,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax benefits	(824,000)	(1,907,000)
Pro forma net income	$7,559,000	$21,382,000

Earnings per share:
Basic
- as reported	$0.38	$1.08
- pro forma	$0.35	$0.99
Diluted
- as reported	$0.34	$0.96
- pro forma	$0.29	$0.88

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

A summary of the status of the Company’s non-vested share grants as of September 30, 2005 and September 30, 2006 are presented below:

Nonvested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2005	—	—
Granted	330	$17.30
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2005	330	$17.30

Nonvested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	330	$17.30
Granted	204	33.96
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2006	534	$23.66

During the nine months ended September 30, 2006 and September 30, 2005, there were $878,000 and $856,000 of total recognized share-based compensation expense related to non-vested stock award arrangements granted under the plans, respectively.

The total of unrecognized share-based compensation expense as of September 30, 2006 and September 30, 2005 was $9.8 million and $4.9 million, respectively.

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

Our operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Anachip Corporation located in HsinChu, Taiwan; Diodes-China and Diodes-Shanghai, both located in Shanghai, China; and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which accounted for approximately 3.2% and 3.5% of total sales for the three and nine months ended September 30, 2006, respectively (2.7% for the third quarter of 2005, and 2.6% for the nine months ended September 30, 2005), are consolidated into the domestic (North America) operations.

The accounting policies of the operations are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

Three Months Ended September 30, 2005	Far East	North America	Consolidated Segments

Total sales	$62,622,000	$23,229,000	$85,851,000
Inter-company sales	(26,460,000)	(5,191,000)	(31,651,000)
Net sales	$36,162,000	$18,038,000	$54,200,000

Property, plant and equipment	$53,601,000	$11,279,000	$64,880,000
Assets	$155,330,000	$109,237,000	$264,567,000

Three Months Ended September 30, 2006	Far East	North America	Consolidated Segments

Total sales	$113,717,000	$30,636,000	$144,353,000
Inter-company sales	(46,559,000)	(5,219,000)	(51,778,000)
Net sales	$67,158,000	$25,417,000	$92,575,000

Property, plant and equipment	$76,161,000	$13,007,000	$89,168,000
Assets	$227,454,000	$139,416,000	$366,870,000

Nine Months Ended September 30, 2005	Far East	North America	Consolidated Segments

Total sales	$171,425,000	$66,153,000	$237,578,000
Inter-company sales	(71,108,000)	(13,072,000)	(84,180,000)
Net sales	$100,317,000	$53,081,000	$153,398,000

Property, plant and equipment	$53,601,000	$11,279,000	$64,880,000
Assets	$155,330,000	$109,237,000	$264,567,000

Nine Months Ended September 30, 2006	Far East	North America	Consolidated Segments

Total sales	$287,102,000	$89,248,000	$376,350,000
Inter-company sales	(110,825,000)	(16,649,000)	(127,474,000)
Net sales	$176,277,000	$72,599,000	$248,876,000

Property, plant and equipment	$76,161,000	$13,007,000	$89,168,000
Assets	$227,454,000	$139,416,000	$366,870,000

Geographic Information

Revenues were derived from (invoiced to) customers located in the following countries. “All Others” represents countries with less than 20% of total revenues each.

	Net Sales
	for the three months		Percentage of
	ended September 30,		net sales
	2005	2006	2005	2006
	(Dollars in thousands)

Taiwan	$16,383	$35,014	30.2%	37.8%
China	17,318	24,840	32.0%	26.8%
United States	13,377	20,038	24.7%	21.6%
All Others	7,122	12,683	13.1%	13.8%
Total	$54,200	$92,575	100.0%	100.0%

	Net Sales
	for the nine months		Percentage of
	ended September 30,		net sales
	2005	2006	2005	2006
	(Dollars in thousands)

China	$42,854	$78,209	27.9%	31.4%
Taiwan	49,989	73,993	32.6%	29.7%
United States	38,534	57,600	25.1%	23.1%
All Others	22,021	39,074	14.4%	15.8%
Total	$153,398	$248,876	100.0%	100.0%

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

At December 31, 2005, the Company had purchased an aggregate of 9,433,613 shares (or approximately 18.9%) of the 50,000,000 outstanding shares of the capital stock of Anachip. On January 10, 2006, (the closing date of the acquisition) the Company purchased an additional 40,470,212 shares and therefore, the Company holds approximately 99.81% of the Anachip capital stock. At December 31, 2005, the investment in Anachip is recorded under the equity method; however, the Company did not record income from the investment on the consolidated financial statements for the ten days ending December 31, 2005, as the amount was not material. As a result of the additional Anachip interest acquired during 2006, Anachip was consolidated beginning the first fiscal quarter of 2006.

The purchase price of the acquisition was NT$20 per share (approximately US$31 million). The following table summarizes management’s preliminary estimates of the fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement for final determination of fair value.

	Original Amount Disclosed in 2005 Form 10-K	Purchase Adjustments	Total Allocation
	(unaudited)
Current assets	$23,752,000	$(1,121,000)	$22,631,000
Fixed assets/non-current	2,045,000	(46,000)	1,999,000
Intangible assets			0
Patents and trademarks	2,269,000	125,000	2,394,000
Computer cost	246,000	0	246,000
Goodwill	19,541,000	(537,000)	19,004,000
Total assets acquired	47,853,000	(1,579,000)	46,274,000
Current liabilities	(16,829,000)	1,369,000	(15,460,000)
Non-current liabilities	(655,000)	353,000	(302,000)
Total liabilities assumed	(17,484,000)	1,722,000	(15,762,000)
Total purchase price	$30,369,000	$143,000	$30,512,000

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

The following unaudited table summarizes the supplemental pro forma information for the three months and nine months ended September 30, 2005 as though the acquisition had been completed as of the beginning of that reporting period. The pro forma information is presented for illustrative purposes and is not indicative of future performance.

	Three months ended September 30, 2005
	As reported	Pro forma

Revenue	$54,200,000	$67,737,000

Net income	8,383,000	9,575,000

Earnings per share

Basic	$0.38	$0.44

Diluted	$0.34	$0.39

	Nine months ended September 30, 2005
	As reported	Pro forma

Revenue	$153,398,000	$188,844,000

Net income	23,289,000	24,943,000

Earnings per share

Basic	$1.08	$1.15

Diluted	$0.96	$1.02

NOTE H - Commitments

In April 2006, the Company signed an agreement to purchase a new building with a contract price of approximately $6.0 million. This facility is used to consolidate and expand our sales, administrative, and warehousing offices in Taipei, Taiwan. As of September 30, 2006, the Company had temporarily used all cash to purchase the building, but subsequently converted it to approximately 80% bank financing in October 2006.

NOTE I - Adjustments to Share-Based and Other Expense

Management believes two errors existed in our accounting treatment for certain transactions related to prior reporting periods. In consideration of Staff Accounting Bulletin No. 108, management assessed the impact of the following errors and determined the errors were immaterial, and did not, individually and in the aggregate, materially impact the consolidated financial position, net income or earnings per share for any of the affected annual and quarterly results: (i) an overstatement of operating expense for the year ended December 31, 2005 in the amount of $0.8 million relating to the expensing of restricted share grants resulted when we incorrectly marked-to-market the quarterly share grant expense rather than fixing the expense based on the market price of our common stock on the date the award was granted, and (ii) an understatement of other expense in the amounts of $0.1 million, $0.1 million, $0.2 million, and $0.7 million for the years ended December 31, 2002, 2003, 2004, and 2005, respectively, which arose when we incorrectly assessed the long-term nature of our intercompany accounts, and eliminated intercompany foreign currency exchange losses by recording the losses directly to shareholders’ equity via other comprehensive loss, rather than recording to shareholders’ equity through the income statement. In the quarter ended September 30, 2006, we made a one-time adjustment to the relevant accounts, and the tax adjusted net result was a decrease to net income of approximately $0.6 million.

NOTE J - Subsequent Events

In October 2006, the Company issued $230 million in aggregate principal convertible senior notes due on October 1, 2026. The notes will pay interest semiannually at a rate of 2.25% per annum, with a 39.68% conversion premium, and with any conversion premium redeemable into cash and/or shares of common stock at the Company’s option. The pre-tax net investment interest income to the Company, at current market rates, is projected to be approximately $5.0 to $5.5 million per year.

On October 24, 2006, the Company signed an agreement to purchase the net assets of APD Semiconductor, a privately held U.S.-based fabless discrete semiconductor company. The asset acquisition included a $7.0 million payment for patents, technology, and trademarks, and approximately $1.0 million for net working capital, which is in addition to a potential earnout provision. The acquisition was completed on November 3, 2006. The Company is in the process of obtaining third-party valuations of certain intangible assets to define the allocation of aggregate purchase cost.

NOTE K - Reclassifications

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

NOTE L - Recently Issued Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (“FASB”) issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R) ("FAS 158"). FAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. We do not expect FAS 158 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the effect, if any, that the implementation of FAS 157 will have on our consolidated results of operations or financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. We do not expect SAB 108 to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact of this standard on its consolidated financial position and results of operations. It is not expected to have a significant impact on the Company’s consolidated financial statements upon adoption.

In May 2005, the Financial Accounting Standards Board (FASB) issued FAS 154, “Accounting Changes and Error Corrections, A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” FAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not anticipate a material impact on the consolidated financial statements from the adoption of this consensus.

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

This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year-ended December 31, 2005 previously filed with Securities and Exchange Commission.

Overview

We are a global supplier of discrete and analog semiconductor products. We design, manufacture and market these semiconductors focusing on diverse end-use applications in the consumer electronics, computing, industrial, communications and automotive sectors. Our semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device. We believe that our product focus provides us with a meaningful competitive advantage relative to broadline semiconductor companies that provide a wider range of semiconductor products.

We are headquartered in Westlake Village, California, near Los Angeles. Our two manufacturing facilities are located in Shanghai, China; our wafer fabrication facility is near Kansas City, Missouri; our sales and marketing and logistical centers are located in Taipei, Taiwan, and Shanghai and Shenzhen, China, and Hong Kong; and our newly acquired fabless IC design company, Anachip, is located in Hsinchu, Taiwan. We also have regional sales offices or representatives in: Derbyshire, England; Toulouse, France; Frankfurt, Germany; and in various cities in the United States.

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

•
Since 1998, we have experienced increases in the demand for our products, and substantial pressure from our customers and competitors to reduce the selling price of our products. We expect future increases in net income to result primarily from increases in sales volume and improvements in product mix in order to offset reduced average selling prices of our products.

•
As part of our growth strategy, in January 2006 we acquired Anachip Corporation, a fabless Taiwanese semiconductor company focused on the standard analog markets. The acquisition, which closed on January 10, 2006, fits in the center of our long-term strategy. Anachip’s main product focus is Power Management ICs. The analog devices they produce are used in LCD monitor/TV's, wireless LAN 802.11 access points, brushless DC motor fans, portable DVD players, datacom devices, ADSL modems, TV/satellite set-top boxes, and power supplies. Anachip brings a design team with strong capabilities in a range of targeted analog and power management technologies. We paid approximately $31 million to acquire Anachip, which had power management IC revenues of approximately $35 million in 2005. The acquisition was accretive to our first nine months of 2006 earnings, and is expected to be accretive to our full-year 2006 earnings.

•
In 2005 and the nine months ended September 30, 2006, 15.3% and 26.2%, respectively, of our net sales were derived from products introduced within the last three years, which we term “new products,” compared to 14.3% in 2004. The significant increase in new products primarily resulted from the Anachip acquisition. New products generally have gross profit margins that are higher than the margins of our standard products. We expect net sales derived from new products to increase in absolute terms, although our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix.

•
Our gross profit margin was 33.2% in the third quarter of 2006, compared to 34.8% in the same period of 2005. As expected, our gross margin percentage was lower as we are in the early stages of our manufacturing integration of the analog product line. With the addition of Anachip, we can now pursue adjacent product categories that significantly expand our growth opportunities as well as gross margin potential.

•
As of September 30, 2006, we had invested approximately $117.3 million in our Asian manufacturing facilities. For the three and nine months ended September 30, 2006, we invested approximately $4.9 million and $32.4 million, respectively, in capital expenditures, primarily in our Asian manufacturing facilities. Excluding our non-production related $6.0 million Taiwan building purchase, year-to-date capital expenditures were at approximately 10.6% of revenue. Our full-year capital expenditure estimate is at 10-12% of our total revenue. Our capital expenditure objective is to meet increased demand by investing in equipment to increase our manufacturing efficiencies, and to integrate the analog business.

•
During the third quarter of 2006, the percentage of our net sales derived from our Asian subsidiaries was 72.5%, compared to 70.1% in the second quarter of 2006, 65.4% in 2005 and 59.1% in 2004. We expect our net sales to the Asian market to continue to increase as a percentage of our total net sales as a result of our customers’ continuing to shift their manufacturing of electronic products from the U.S. to Asia.

•
We have increased our investment in research and development from $938,000, or 1.7% of net sales in the third quarter of 2005 to $1.9 million, or 2.1% of net sales, in the third quarter of 2006, as we completed the Anachip acquisition, continued investing in enhancing current product features, and developed new products. We continue to seek to hire qualified engineers who fit our focus on proprietary discrete and analog processes and packaging technologies. Our goal is to expand research and development expenses to between 2.5% and 3.0% of net sales as we bring additional proprietary devices to the market.

•
During 2005, we sold 3.2 million (split adjusted) shares of our Common Stock in a follow-on public offering, raising approximately $72.0 million (net of commissions and expenses). We used approximately $31 million of the net proceeds to acquire Anachip and will use the remaining net proceeds from this offering for working capital and other general corporate purposes, including additional acquisitions.

•
On November 3, 2006, we completed the agreement to purchase the assets of APD Semiconductor, a privately held U.S.-based fabless discrete semiconductor company. Headquartered in Redwood City, California, APD’s main product focus is its patented and trademarked Super Barrier RectifierTM technology. The asset acquisition included a $7 million payment for patents, technology, and trademarks, and approximately $1 million for net working capital, which is in addition to a potential earnout provision. APD revenue is forecasted to be approximately $2.0 million for 2006. For 2007, we project the revenue generated from the APD product line to exceed the purchase price, and that the acquisition will be accretive to our bottom-line. The APD acquisition is aligned with our strategy of strengthening our technology leadership in the discrete semiconductor market and expanding our product capabilities across important segments of our end-markets.

•
On October 5, 2006, we issued $230 million in aggregate principal convertible senior notes due on October 1, 2026. The notes pay interest semiannually at a rate of 2.25% per annum. The notes will be convertible, in certain circumstances, into cash up to the principal amount, and any conversion value above the principal amount will be redeemable, at our option, into cash or shares of Common Stock, at an initial conversion rate of 17.0946 shares per $1,000 principal amount of notes (which represents an initial conversion price of $58.50 per share). The initial conversion price represents a 39.68% conversion premium, based on the last reported sale price of $41.88 of Company’s Common Stock on October 5, 2006. The Company expects this transaction to be accretive to earnings per share given the current short-term interest environment and intends to use the net proceeds from this offering for working capital and other general corporate purposes, including acquisitions.

Related Parties

We conduct business with two related party companies, Lite-On Semiconductor Corporation (“LSC”) (and its subsidiaries and affiliates) and Keylink International (formerly Xing International) (and its subsidiaries). LSC is our largest stockholder and owned 22.3% of our outstanding Common Stock as of September 30, 2006. Keylink International is our 5% joint venture partner in Diodes-China and Diodes-Shanghai. C.H. Chen, our previous President and Chief Executive Officer, and Vice Chairman of our Board of Directors, is also Vice Chairman of LSC. M.K. Lu, a member of our Board of Directors, is President of LSC, while Raymond Soong, the Chairman of our Board of Directors, is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC, as well as Chairman of LSC.

   The Audit Committee of our Board of Directors reviews all related party transactions for potential conflict of interest situations, and approves all such transactions, in accordance with such procedures as it may adopt from time to time. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.

During the three and nine months ended September 30, 2006, we sold silicon wafers to LSC totaling 6.2% and 6.4%, (9.6% in 2005 and 11.1% in 2004) of our net sales, respectively, making LSC our largest customer. Also for the three and nine months ended September 30, 2006, 13.1% and 13.4% (14.7% in 2005 and 17.2% in 2004) of our net sales were from discrete semiconductor products purchased from LSC for subsequent sale by us, making LSC our largest outside supplier. In addition, companies affiliated with LSC, which we refer to collectively as The Lite-On Group, accounted for 3.3%, 4.2% and 2.6% of our net sales, respectively, in 2004, 2005 and the third quarter of 2006. We also rent warehouse space in Hong Kong from a member of The Lite-On Group, which also provides us with warehousing services at that location. For 2004, 2005 and the nine months ended September 30, 2006, we reimbursed this entity in aggregate amounts of $190,000, $288,000 and $313,000, respectively, for these items. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. The Audit Committee of our Board of Directors has approved the contracts associated with these related party transactions.

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

During the three and nine months ended September 30, 2006, we sold silicon wafers to companies owned by Keylink International totaling 0.6% and 0.4%, respectively, (0.6% in 2005 and 0.9% in 2004) of our net sales. Also for the three and nine months ended September 30, 2006, 2.2% and 2.5% (3.0% in 2005 and 3.5% in 2004) of our net sales were from discrete semiconductor products purchased from companies owned by Keylink International, respectively. In addition, Diodes-China and Diodes-Shanghai lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink International. We also pay a consulting fee to Keylink International. In 2005, and the three and nine months ended September 30, 2006, we paid Keylink International an aggregate of $6.6 million, $2.2 million and $6.2 million, respectively, with respect to these items, respectively. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. The Audit Committee of our Board of Directors has approved the contracts associated with these related party transactions.

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

Concurrent with the acquisition, Anachip entered into a wafer purchase agreement with LSC, pursuant to which LSC will sell to Anachip, according to Anachip's requirements, during the two year period ending on December 31, 2007, wafers of the same or similar type, and meeting the same specifications, as those wafers purchased from LSC by Anachip at the time of the acquisition. Anachip will purchase such wafers on terms (including purchase price, delivery schedule, and payment terms) no less favorable to Anachip than those terms on which Anachip purchased such wafers from LSC at the time of the acquisition provided, however, that the purchase price will be the lower of the current price or the most favorable customer pricing. If the price of raw wafers increases by more than 20% within any six-month period, Anachip and LSC will renegotiate in good faith the price of wafers to reflect the cost increase.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under “Risks Related To Our Business” and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from those anticipated by our management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act.

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

Risks Related To Our Business

•	Downturns in the highly cyclical semiconductor industry or changes in end-market demand could affect our operating results and financial condition.

•	The semiconductor business is highly competitive, and increased competition may harm our business and our operating results.

•
We receive a significant portion of our net sales from a single customer. In addition, this customer is also our largest external supplier and is a related party. The loss of this customer or supplier could harm our business and results of operations.

•
Delays in initiation of production at new facilities, implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies.

•	We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

•
Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reductions in quantities ordered could adversely affect our results of operations and financial condition.

•
New technologies could result in the development of new products by our competitors and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand, which could result in a decrease in net sales and loss of market share.

•
We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and reduction in our intellectual property rights.

•
We depend on third-party suppliers for timely deliveries of raw materials, parts and equipment, as well as finished products from other manufacturers, and our results of operations could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

•
If we do not succeed in continuing to vertically integrate our business, we will not realize the cost and other efficiencies we anticipate and our ability to compete, profit margins and results of operations may suffer.

•
Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations.

•	We are subject to many environmental laws and regulations that could affect our operations or result in significant expenses.

•	Our products may be found to be defective and, as a result, product liability claims may be asserted against us, which may harm our business and our reputation with our customers.

•	We may fail to attract or retain the qualified technical, sales, marketing and management personnel required to operate our business successfully.

•	We may not be able to maintain our growth or achieve future growth and such growth may place a strain on our management and on our systems and resources.

•	Our business may be adversely affected by obsolete inventories as a result of changes in demand for our products and change in life cycles of our products.

•	If OEMs do not design our products into their applications, a portion of our net sales may be adversely affected.

•	We rely heavily on our internal electronic information and communications systems, and any system outage could adversely affect our business and results of operations.

•	We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses.

•
If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our Common Stock.

•
Terrorist attacks, or threats or occurrences of other terrorist activities whether in the United States or internationally may affect the markets in which our Common Stock trades, the markets in which we operate and our profitability.

•
We currently have a significant amount of debt following our convertible senior notes offering. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our other debt.

Risks Related To Our International Operations

•	Our international operations subject us to risks that could adversely affect our operations.

•
We have significant operations and assets in China, Taiwan and Hong Kong and, as a result, will be subject to risks inherent in doing business in those jurisdictions, which may adversely affect our financial performance.

•	We are subject to foreign currency risk as a result of our international operations.

•	We may not continue to receive preferential tax treatment in China, thereby increasing our income tax expense and reducing our net income.

•	The distribution of any earnings of our foreign subsidiaries to the United States may be subject to U.S. income taxes, thus reducing our net income.

Risks Related To Our Common Stock

•	Variations in our quarterly operating results may cause our stock price to be volatile.

•	We may enter into future acquisitions and take certain actions in connection with such acquisitions that could affect the price of our Common Stock.

•
Our directors, executive officers and significant stockholders hold a substantial portion of our Common Stock, which may lead to conflicts with other stockholders over corporate transactions and other corporate matters.

•
Our early corporate records are incomplete. As a result, we may have difficulty in assessing and defending against claims relating to rights to our Common Stock purporting to arise during periods for which our records are incomplete.

•	Conversion of our convertible senior notes will dilute the ownership interest of existing shareholders, including holders who had previously converted their notes.

Financial Operations Overview

Net Sales

We generate a substantial portion of our net sales through the sale of discrete and analog semiconductor products designed and manufactured by third parties or us. We also generate a portion of our net sales from outsourcing manufacturing capacity to third parties and from the sale of silicon wafers to manufacturers of discrete semiconductor components. We serve customers across diversified industries, including the consumer electronics, computing, industrial, communications and automotive markets.

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

The principal factors that have affected or could affect our net sales from period to period are:

•	the condition of the economy in general and of the semiconductor industry in particular;

•	our customers’ adjustments in their order levels;

•	changes in our pricing policies or the pricing policies of our competitors or suppliers;

•	the termination of key supplier relationships;

•	the rate of introduction of new products to, and acceptance by, our customers;

•	our ability to compete effectively with our current and future competitors;

•	our ability to enter into and renew key corporate and strategic relationships with our customers, vendors and strategic alliances;

•	changes in foreign currency exchange rates;

•	a major disruption of our information technology infrastructure; and

•	unforeseen catastrophic events, such as armed conflict, terrorism, fires, typhoons and earthquakes.

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

Income Tax Provision

   We recognized income tax expense of $3.2 million for the third quarter of 2006, resulting in an effective tax rate of 19.7%, as compared to 15.7% in the same period last year. Our higher effective tax rate was primarily the result of higher quarterly income in the U.S. at high tax rates. Going forward, we anticipate our tax rate to be comparable to that of the third quarter. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

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

Impairment of Long-Lived Assets

As of September 30, 2006, goodwill was $24.1 million ($19.0 million related to the Anachip acquisition, $4.2 million related to the FabTech acquisition, and $881,000 related to Diodes-China). We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for which goodwill is tested for impairment at least annually. We performed the required impairment tests of goodwill and have determined that the goodwill is fully recoverable.

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

The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options’ remaining vesting period. This resulted in the Company expensing $1.6 million and $5.0 million in the third quarter and nine months ended September 30, 2006, respectively, which was recorded within the cost of goods sold expense, general and administrative expense and research and development expense on the Company’s condensed consolidated income statement. In addition, SFAS 123R requires the Company to reflect any tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash inflow in its statement of cash flows rather than as an operating cash flow as in prior periods (See “Note E - Share-based Compensation” for details). The Company has changed its primary award type to employees from stock options to stock awards as an improved method of employee reward and retention. In general, the Company extended the vesting period from three years to four years, and reduced the number of shares subject to the award by a factor of three.

The Company has 533,600 restricted stock grants outstanding as of September 30, 2006. The restricted stock grants will be recorded each quarter as a non-cash operating expense item. As of September 30, 2006, there was $9.8 million of total unrecognized compensation cost related to non-vested share-based compensation. This cost is expected to be recognized over a weighted-average period of 3.1 years. In the third quarter of 2006, an expense of $107,000 was recorded. In addition to the expense, the effect of the restricted stock grants are included in the diluted shares outstanding calculation.

Adjustments to Share-Based and Other Expense

Management believes two errors existed in our accounting treatment for certain transactions related to prior reporting periods. In consideration of Staff Accounting Bulletin No. 108, management assessed the impact of the following errors and determined the errors were immaterial, and did not, individually and in the aggregate, materially impact the financial position, net income or earnings per share for any of the affected annual and quarterly results: (i) an overstatement of operating expense for the year ended December 31, 2005 in the amount of $0.8 million relating to the expensing of restricted share grants resulted when we incorrectly marked-to-market the quarterly share grant expense rather than fixing the expense based on the market price of our common stock on the date the award was granted, and (ii) an understatement of other expense in the amounts of $0.1 million, $0.1 million, $0.2 million, and $0.7 million for the years ended December 31, 2002, 2003, 2004, and 2005, respectively, which arose when we incorrectly assessed the long-term nature of our intercompany accounts, and eliminated intercompany foreign currency exchange losses by recording the losses directly to shareholders’ equity via other comprehensive loss, rather than recording to shareholders’ equity through the income statement. In the quarter ended September 30, 2006, we made a one-time adjustment to the relevant accounts, and the tax adjusted net result was a decrease to net income of approximately $0.6 million.

Results of Operations for the Three Months Ended September 30, 2005 and 2006

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Three months ended September 30,		Percentage Dollar Increase (Decrease)
	2005	2006	'05 to '06
Net sales	100.0%	100.0%	70.8%
Cost of goods sold	(65.2)	(66.8)	75.2
Gross profit	34.8	33.2	62.6
Operating expenses	(15.7)	(14.9)	62.0
Operating income	19.1	18.3	63.1
Interest expense, net	(0.3)	1.1	(693.9)
Other income	0.2	(1.7)	(1,447.4)
Income before taxes and minority interest	19.0	17.7	58.3
Income tax provision	(3.0)	(3.5)	98.1
Income before minority interest	16.0	14.3	50.8
Minority interest	(0.6)	(0.4)	9.2
Net income	15.4	13.8	52.3

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2005	2006
Net sales	$54,200,000	$92,575,000

Net sales increased approximately $38.4 million for the three months ended September 30, 2006, compared to the same period last year, due primarily to sales of analog products related to the acquisition of Anachip. The 70.8% increase in net sales represents an approximately 46.1% increase in units sold. Our average selling prices (“ASP”) for discrete devices decreased approximately 1.7% from the third quarter of 2005, and decreased 0.5% from the first quarter of 2006, due primarily to demand induced product mix changes in the quarter. ASPs for wafer products however, increased approximately 12.4% from the same period last year, and improved 0.7% sequentially, due primarily to market price changes. ASPs for analog IC products declined approximately 3.7% from the previous quarter due primarily to product mix changes.

	2005	2006
Cost of goods sold	$35,323,000	$61,879,000
Gross profit	$18,877,000	$30,696,000
Gross profit margin percentage	34.8%	33.2%

Cost of goods sold increased approximately $26.6 million, or 75.2%, for the three months ended September 30, 2006 compared to the same period in 2005, primarily due to sales of analog products related to the integration of Anachip at lower margins. As a percent of sales, cost of goods sold increased from 65.2% for the three months ended September 30, 2005 to 66.8% for the three months ended September 30, 2006. Our average unit cost (“AUP”) for discrete devices decreased approximately 2.3% from the third quarter of 2005, but increased 3.4% from the second quarter of 2006. AUPs for wafer products increased approximately 15.1% in the third quarter of 2006 from the same period last year, but decreased 4.2% from the second quarter of 2006. AUPs for analog IC products decreased approximately 3.4% from the previous quarter. The sequential decreases in AUPs for discrete products were due primarily to improved manufacturing efficiencies and utilization. As per SFAS 123R, included in cost of goods sold was $133,000 of non-cash, stock option compensation expense related to our manufacturing facilities.

Gross profit increased in the third quarter of 2006 by approximately $11.8 million, or 62.6%, compared to the three months ended September 30, 2005. Gross margin, as a percentage of net sales, decreased to 33.2% for the three months ended September 30, 2006, compared to 34.8% for the same period of 2005, due to sales of analog product.

	2005	2006
SG&A	$7,581,000	$11,825,000

SG&A for the three months ended September 30, 2006 increased approximately $4.2 million, or 56.0%, compared to the same period last year, due primarily to (i) an approximately $1.4 million increase in non-cash, stock option compensation expense due to our adoption of SFAS 123R, (ii) higher sales commissions, wages and marketing expenses associated with the acquisition of Anachip and increased sales, and (iii) audit, legal and consulting expenses associated with Sarbanes-Oxley Act compliance, as well as our IT infrastructure. SG&A, as a percentage of sales, was 12.8% in the current quarter, down from 14.0% in the prior-year quarter, due primarily to the adjustment for the overstatement of restricted share grant expense recorded in 2005. For comparable purposes, excluding the share-based compensation, SG&A for the third quarter of 2006 would have been 11.3% of sales.

	2005	2006
R&D	$938,000	$1,941,000

Investment in R&D in the current quarter was $1.9 million, an increase of approximately $1.0 million from that in the same period last year. Of the $1.0 million increase, $586,000 reflected the impact of the acquisition of Anachip and Diodes’ investment in developing new products in discrete, analog and mixed signal segments, while $146,000 was associated with stock option compensation expense due to our adoption of SFAS 123R. R&D, as a percentage of sales, was 2.1% of third quarter 2006 sales compared to 1.7% in the same period 2005.

	2005	2006
Interest income (expense), net	$(165,000)	$980,000

Net interest income for the three months ended September 30, 2006 was $980,000, compared to the net interest expense of $165,000 in the same period 2005, due primarily to interest income earned on proceeds from our public offering of equity securities in 2005.

	2005	2006
Other income (expense)	$116,000	$(1,563,000)

Other expense for the three months ended September 30, 2006 was $1,563,000, compared to other income of $116,000 in the third quarter of 2005. Included in other expense for the third quarter of 2006 was an approximate $1.1 million one-time adjustment due to the understatement of intercompany currency exchange losses at our Taiwan subsidiary for the years ended December 2002 through 2005.

	2005	2006
Income tax provision	$1,621,000	$3,212,000

We recognized income tax expense of $3.2 million for the third quarter of 2006, resulting in an effective tax rate of 19.7%, as compared to 15.7% in the same period last year. Our higher effective tax rate is primarily the result of higher quarterly income in the U.S. at higher tax rates, and accrued dividend related taxes in Taiwan.

	2005	2006
Minority interest in joint venture earnings	$305,000	$333,000

Minority interest in joint venture earnings represented the minority investor’s share of the earnings of Diodes-China, Diodes-Shanghai and Anachip’s for the period. The joint venture investments were eliminated in the consolidations of our financial statements, and the activities of Diodes-China, Diodes-Shanghai and Anachip were included therein. As of September 30, 2006, we had 95% controlling interests in Diodes-China and Diodes-Shanghai, and a 99.8% controlling interest in Anachip.

Results of Operations for the Nine Months Ended September 30, 2005 and 2006

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Nine months ended September 30,		Percentage Dollar Increase (Decrease)
	2005	2006	'05 to '06
Net sales	100.0%	100.0%	62.2%
Cost of goods sold	(65.5)	(66.9)	65.8
Gross profit	34.5	33.1	55.5
Operating expenses	(15.7)	(16.5)	70.5
Operating income	18.8	16.6	42.9
Interest expense, net	(0.3)	1.0	(712.5)
Other income	0.1	(0.7)	(1,888.4)
Income before taxes and minority interest	18.6	17.0	47.0
Income tax provision	(2.9)	(3.1)	72.0
Income before minority interest	15.7	13.8	42.3
Minority interest	(0.5)	(0.3)	2.7
Net income	15.2	13.5	43.7

The following discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2005	2006
Net sales	$153,398,000	$248,876,000

Net sales increased approximately $95.5 million for the nine months ended September 30, 2006, compared to the same period last year, due primarily to sales of analog products related to the acquisition of Anachip. The 62.2% increase in net sales represents an approximately 44.0% increase in units sold. Our ASPs for discrete devices decreased approximately 4.8% from the same nine-month period last year due primarily to demand induced product mix changes. ASPs for wafer products increased approximately 4.7% from the same period last year, due primarily to more favorable market pricing.

	2005	2006
Cost of goods sold	$100,428,000	$166,532,000
Gross profit	$52,970,000	$82,344,000
Gross profit margin percentage	34.5%	33.1%

Cost of goods sold increased approximately $66.1 million, or 65.8%, for the nine months ended September 30, 2006 compared to the same period in 2005, primarily due to sales of analog products related to the integration of Anachip at lower margins. As a percent of sales, cost of goods sold increased from 65.5% for the nine months ended September 30, 2005 to 66.9% for the nine months ended September 30, 2006. Our AUPs for discrete devices decreased approximately 5.3% from the same nine-month period of 2005, while increasing 6.3% for wafer products from the same period last year. The decreases in AUPs for discrete products were due primarily to improved manufacturing efficiencies and utilization. As per SFAS 123R, included in cost of goods sold was $398,000 of non-cash, share-based compensation expense related to our manufacturing facilities.

Gross profit for the nine months ended September 30, 2006 increased approximately $29.4 million, or 55.5%, compared to the nine months ended September 30, 2005. Gross margin as a percentage of net sales was at 33.1% for the nine months ended September 30, 2006, down from 34.5% for the same period of 2005.

	2005	2006
SG&A	$21,469,000	$34,883,000

SG&A for the nine months ended September 30, 2006 increased approximately $13.4 million, or 62.5%, compared to the same period last year, due primarily to (i) an approximately $4.1 million increase associated with non-cash, share-based compensation expense due to our adoption of SFAS 123R, (ii) higher sales commissions, wages and marketing expenses associated with the acquisition of Anachip and increased sales, and (iii) audit and legal expenses associated with Sarbanes-Oxley Act compliance. SG&A for the current nine-month period was 14.0% of sales, compared to 14.0% in the same nine-month period last year. Included in SG&A for the nine months ended September 30, 2006 was an approximate $620,000 adjustment due to an overstatement of restricted share grant expense recorded in 2005. For comparable purposes, excluding the share-based compensation, SG&A for the nine months ended September 30, 2006 would have been 12.3% of sales.

	2005	2006
R&D	$2,688,000	$5,985,000

Investment in R&D during the first nine months of 2006 was $6.0 million, an increase of approximately $3.3 million from the same period last year. Of the $3.3 million increase, $2.0 million reflected the impact of the acquisition of Anachip and Diodes’ investment in developing new products in discrete, analog and mixed signal segments, while $438,000 was associated with share-based compensation expense due to our adoption of SFAS 123R. R&D, as a percentage of sales, was 2.4% for the current nine-month period compared to 1.8% in the same period 2005.

	2005	2006
Interest income (expense), net	$(399,000)	$2,444,000

Net interest income for the nine months ended September 30, 2006 was $2,444,000, compared to the net interest expense of $399,000 in the same period 2005, due primarily to interest income earned on proceeds from our public offering of equity securities in 2005.

	2005	2006
Other income (loss)	$95,000	$(1,699,000)

Other loss for the nine months ended September 30, 2006 was $1.7 million, compared to $95,000 for the same period of 2005. Included in other expense for the nine months ended September 30,2006, was an approximate $1.1 million one-time adjustment due to the understatement of intercompany currency exchange losses at our Taiwan subsidiary for the years ended December 2002 through 2005.

	2005	2006
Income tax provision	$4,523,000	$7,778,000

We recognized income tax expense of $7.8 million for the first nine months ended September 30, 2006, resulting in an effective tax rate of 18.5%, as compared to 15.8% in the same period last year. Our higher effective tax rate was the result of higher quarterly income in the U.S. at higher tax rates, and accrued dividend related taxes in Taiwan.

	2005	2006
Minority interest in joint venture earnings	$802,000	$824,000

Minority interest in joint venture earnings represented the minority investor’s share of the earnings of Diodes-China, Diodes-Shanghai and Anachip’s for the period. The joint venture investments were eliminated in the consolidations of our financial statements, and the activities of Diodes-China, Diodes-Shanghai and Anachip were included therein. As of September 30, 2006, we had 95% controlling interests in Diodes-China and Diodes-Shanghai, and a 99.8% controlling interest in Anachip.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash, funds from operations and borrowings under our credit facilities. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs. At December 31, 2005 and September 30, 2006, our working capital was $146.7 million and $159.3 million, respectively. We anticipate our working capital position will be sufficient for at least the next 12 months.

During 2005, we sold 3.2 million (stock split adjusted) shares of our Common Stock in a follow-on public offering, raising approximately $72 million (net of commissions and expenses). We used approximately $31 million of the net proceeds in connection with the Anachip acquisition, and we intend to use the remaining net proceeds from this offering for working capital and other general corporate purposes, including additional acquisitions.

Capital expenditures for the current quarter were $4.9 million and $32.4 million year-to-date (including a $6 million office building purchase in Diodes-Taiwan during the second quarter). Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the U.S. Excluding this non-production related $6 million building purchase, year-to-date capital expenditures were at approximately 10.6% of revenue as of September 30, 2006, which is in the range of our 10-12% full-year estimate.

In addition, we paid $18.9 million in conjunction with the closing of the Anachip acquisition in January 2006.

Discussion of Cash Flow

                                Cash and short-term investments have decreased from $113.6 million at December 31, 2005, to $109.3 million at September 30, 2006. The decrease from 2005 to 2006 was primarily due to capital expenditures as well as the Anachip acquisition.

Operating Activities

Net cash provided by operating activities during the first nine months of 2006 was $46.5 million, resulting primarily from $33.5 million of net income in this period, as well as a $14.1 million in depreciation and amortization. Net cash provided by operating activities was $37.3 million for the same period in 2005. Net cash provided by operations increased by $9.2 million for the first nine months from 2005 to 2006. This increase resulted primarily from an approximately $10.2 million increase in our net income (from $23.3 million in 2005 to $33.5 million in 2006), $5.0 million increase in non-cash, share-based compensation expense, and $2.2 million increase in depreciation and amortization expense, offset by increases in inventory, prepaid expenses and accounts receivables. We continue to closely monitor our credit terms with our customers, while at times providing extended terms, primarily required by our customers in Asia and Europe.

Investing Activities

Net cash used by investing activities was $68.9 million for the first nine months of 2006 compared to $44.3 million for the same period of 2005. The increase in investing activities primary relates to increases in capital expenditures of $20.6 million, including the $6 million office building purchase in Taiwan, and the final acquisition payment for Anachip of $18.4 million (net of cash acquired).

Financing Activities

Net cash provided by financing activities totaled $2.0 million in the first nine months of 2006 compared to $63.4 million provided in the same period of 2005. This decrease is primarily the result of the proceeds received from the secondary offering during the third quarter of 2005.

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

         The revolving credit commitment expires on August 29, 2008. The FabTech term loan, which amortizes monthly, matures on August 29, 2010. As of September 30, 2006, we had no amounts outstanding under our revolving credit facility, and there was $3.9 million outstanding under the FabTech term loan. Loans to Diodes Incorporated under our credit facility are guaranteed by FabTech, and in turn, the FabTech term loan is guaranteed by Diodes Incorporated. The purpose of the revolving credit facility is to provide cash for domestic working capital purposes, and to fund permitted acquisitions.

        Any amounts borrowed under the credit facility and the FabTech term loan are collateralized by all of Diodes Incorporated’s and FabTech’s accounts, instruments, chattel paper, documents, general intangibles, inventory, equipment, furniture and fixtures, pursuant to security agreements entered into by Diodes Incorporated and FabTech in connection with these credit arrangements.

           Both amounts borrowed under the revolving credit facility and the FabTech term loan bear interest at LIBOR plus 1.15%. At September 30, 2006, the effective rate under both the credit agreement and the FabTech term loan was 6.51%.

           The credit agreement contains covenants that require us to maintain a leverage ratio not greater than 2.25 to 1.0, an interest expense coverage ratio of not less than 2.0 to 1 and a current ratio of not less than 1.0 to 1. It also requires us to achieve a net profit before taxes, as of the last day of each fiscal quarter, for the two consecutive fiscal quarters ending on that date of not less than $1. The credit agreement permits us to pay dividends to our stockholders to the extent that any such dividends declared or paid in any fiscal year do not exceed an amount equal to 50% of our net profit after taxes for such fiscal year. However, it limits our ability to dispose of assets, incur additional indebtedness, engage in liquidation or merger, acquisition, partnership or other combination (except permitted acquisitions). The credit agreement also contains customary representations, warranties, affirmative and negative covenants and events of default. As of September 30, 2006, we were in compliance with the bank covenants.

           The agreements governing the FabTech term loan do not contain any financial or negative covenants. However, they provide that a default under our credit agreement will cause a cross-default under the FabTech term loan.

           As of September 30, 2006, our Asia subsidiaries have available lines of credit of up to an aggregate of $42.2 million, with a number of Chinese and Taiwanese financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by its premises, are unsecured, uncommitted and, in some instances, may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin.

As of September 30, 2006, Diodes-China owed $1.7 million under a note to one of our customers, which debt was incurred in connection with our investing in manufacturing equipment. We repay this unsecured and interest-free note in quarterly price concession installments, with any remaining balance due in July 2008.

In October 2006, the Company issued $230 million in aggregate principal amount of convertible senior notes due on October 1, 2026. The notes will pay interest semiannually at a rate of 2.25% per annum, with a 39.68% conversion premium, and with any conversion premium redeemable into cash and/or shares of common stock at the Company’s option. The pre-tax net investment interest income to the Company, at current market rates, is projected to be approximately $5.0 to $5.5 million per year.

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

Item 1A. Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 15, 2006.

The following risk factors are new risk factors compared to the risk factors in our Annual Report on Form 10-K:

We currently have a significant amount of debt following our convertible senior notes offering. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our other debt.

Following our offering of $230.0 million of senior convertible notes in October, 2006, we currently have a significant amount of debt and substantial debt service requirements. In addition to the debt from our note offering, we have $20.0 million available for future borrowings under our senior secured credit facility, and we are permitted under the terms of our debt agreements to incur substantial additional debt.

This level of debt could have significant consequences on our future operations, including:

●	making it more difficult for us to meet our payment and other obligations under the notes and our other outstanding debt;

●
resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable and, in the case of an event of default under our secured debt, such as our senior secured credit facility, could permit the lenders to foreclose on our assets securing that debt;

●
reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

●	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our senior secured credit facility;

●	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

●	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our other debt.

Conversion of our convertible senior notes will dilute the ownership interest of existing shareholders, including holders who had previously converted their notes.

To the extent we issue common stock upon conversion of the notes, the conversion of some or all of the notes will dilute the ownership interests of existing shareholders, including holders who have received common stock upon prior conversion of the notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our common stock.

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

DIODES INCORPORATED (Registrant)

By:	/s/ Carl C. Wertz	November 8, 2006
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