Form 10-K
period 2006-12-31
DIODES INC /DEL/
filed 2007-03-01
CIK 29002

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________.
Commission file number: 1-5740

DIODES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	95-2039518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3050 East Hillcrest Drive, Westlake Village, California	91362
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (805) 446-4800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.66 2/3	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Security Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 19,269,401 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $41.44 per share of the Common Stock on the Nasdaq Global Select Market on June 30, 2006, the last business day of the registrant’s most recently completed second quarter, was approximately $798,523,977. The number of shares of the registrant’s Common Stock outstanding as of February 26, 2007 was 26,036,304.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2007 annual meeting of stockholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2006.

PART I

Item 1.  Business

GENERAL

We are global supplier of low pin-count standard semiconductor products. These products have 8 pins or less and include small signal transistors, MOSFETs, thyristor surge protection devices, transient voltage protection devices, Hall sensors, power management products, programmable logic arrays, diodes, recitifiers, bridges, and silicon wafer. We design, manufacture and market these semiconductors focused on diverse end-use applications in the consumer electronics, computing, industrial, communications and automotive sectors. Semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device. We believe that our focus on Standard Semiconductor products provides us with a meaningful competitive advantage relative to other semiconductor companies that provide a wider range of semiconductor products.

Our portfolio of discrete and analog semiconductors addresses the design needs of many advanced electronic devices including high-volume consumer devices such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We believe that we have particular strength in designing innovative surface-mount semiconductors for applications with critical need to minimize product size while maximizing power efficiency and overall performance, and at a lower cost than alternative solutions. Our product portfolio includes over 4,000 products, and we shipped approximately 7.5 billion units, 10.2 billion units, and 14.5 billion units in 2004, 2005, and 2006, respectively. From 2001 to 2006, our net sales grew from $93.2 million to $343.3million, representing a compound annual growth rate of 29.2%.

We serve over 150 direct customers worldwide, which consist of original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers. Additionally, we have approximately 60 distributor customers worldwide, through which we indirectly serve over 10,000 customers. Our customers include: (i) industry leading OEMs, in a broad range of industries, such as Bose Corporation, Honeywell International, Inc., LG Electronics, Inc., Logitech, Inc., Motorola, Inc., Quanta Computer, Inc., Sagem Communication, Samsung Electronics Co., Ltd. and Thompson, Inc.; (ii) leading EMS providers such as Celestica, Inc., Flextronics International, Ltd., Hon Hai Precision Industry Co., Ltd., Inventec Corporation, Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation who build end-market products incorporating our semiconductors for companies such as Apple Computer, Inc., Cisco Systems, Inc., Dell, Inc., EMC Corporation, Intel Corporation, Microsoft Corporation and Roche Diagnostics; and (iii) leading distributors, such as Arrow Electronics, Inc., Avnet, Inc., Future Electronics and Yosun Industrial Corp. For 2005 and 2006, our OEM and EMS customers together accounted for 69.5% and 54.2%, respectively, of our net sales.

We were incorporated in 1959 in California and reincorporated in Delaware in 1969. We are headquartered in Westlake Village, California, near Los Angeles. We have two manufacturing facilities located in Shanghai, China, one analog design and testing facility located in Hsinchu, Taiwan, and our wafer fabrication facility is in Kansas City, Missouri. Our sales, marketing and logistical centers are located in Taipei, Taiwan; Shanghai and Shenzhen, China; and Hong Kong. In 2006, we strengthened our product design centers in Dallas, San Jose, Shanghai and Taiwan to position our design engineers to work more closely with our customers and enable us to deliver a stream of innovative solutions in our targeted product categories. We also have regional sales offices and/or representatives in: Derbyshire, England; Toulouse, France; Frankfurt, Germany; and in various cities throughout the United States.

The following diagram shows the entities through which we conduct our business and the principal services provided by each entity.

As part of our growth strategy, in December 2005, we announced the acquisition of Anachip Corporation, a fabless Taiwanese semiconductor company focused on analog ICs designed for specific applications, and in November 2006, we acquired the net assets of APD Semiconductor, Inc., a privately held U.S.-based fabless semiconductor company. See “Our Strategy” for more discussion of these acquisitions.

SEGMENT REPORTING AND FINANCIAL INFORMATION

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Operations, Senior Vice President of Sales and Marketing, Vice President of Asia Sales, and Senior Vice President of Finance. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregated our standard products since the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.

Our operations include the domestic operations (Diodes Incorporated and Diodes-FabTech) located in the United States and the Asian operations (Diodes-Taiwan, located in Taipei, Taiwan, and Diodes-Anachip located in Hsinchu, Taiwan, Diodes-China and Diodes-Shanghai both located in Shanghai, China, and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations are consolidated into the domestic (North America) operations. Information about our net revenues, assets and property, plant and equipment is described in our notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

OUR INDUSTRY

Semiconductors are critical components used in the manufacture of an increasing variety of electronic products and systems. Since the invention of the transistor in 1948, continuous improvements in semiconductor processes and design technologies have led to smaller, more complex and more reliable devices at a lower cost per function. The availability of low-cost semiconductors, together with increased customer demand for sophisticated electronic systems, has led to the proliferation of semiconductors in diverse end-use applications in the consumer electronics, computing, industrial, communications and automotive sectors. These factors have also led to an increase in the total number of semiconductor components in individual electronic systems and an increase in value of these components as a percentage of the total cost of the electronic systems in which they are incorporated.

OUR COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Flexible, scalable and cost-effective manufacturing - Our manufacturing operations are a core element of our success and we have designed our manufacturing base to allow us to respond quickly to changes in demand trends in the end-markets we serve. For example, we have structured our Shanghai assembly, test and packaging facilities to enable us to rapidly and efficiently add capacity and adjust product mix to meet shifts in customer demand and overall market trends. As a result, for the past several years we have operated our Shanghai facilities at near full capacity, while at the same time significantly expanding that capacity. Additionally, the Shanghai location of our manufacturing operations provides us with access to a highly-skilled workforce at a low overall cost base while enabling us to better serve our leading customers, many of which are located in Asia.

Integrated packaging expertise - We believe that we have particular expertise in designing and manufacturing innovative and proprietary packaging solutions that integrate multiple separate discrete elements into a single semiconductor product called an array. Our ability to design and manufacture highly integrated semiconductor solutions provides our customers with products of equivalent functionality with fewer individual parts, and at lower overall cost, than alternative products. For example, one of our leading diode array products integrates eight discrete elements into a single highly miniaturized package that provides four times the functionality, with less than 20% of the space requirements of the previous solution. This combination of integration, functionality and miniaturization makes our products well suited for high-volume consumer applications such as digital audio players, notebook computers and digital cameras.

Broad customer base and diverse end-markets - Our customers include leading OEMs such as Bose Corporation, Honeywell International, Inc., LG Electronics, Inc., Logitech, Inc., Motorola, Inc., Quanta Computer, Inc., Sagem Communication, Samsung Electronics Co., Ltd. and Thompson, Inc., as well as leading EMS providers such as Celestica, Inc., Flextronics International, Ltd., Hon Hai Precision Industry Co., Ltd., Inventec Corporation, Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation. Overall, we serve over 150 direct customers and over 10,000 additional customers through our distributors, including leading distributors such as Arrow Electronics, Inc., Avnet, Inc., Future Electronics and Yosun Industrial Corp. Our products are ultimately used in end-products in a large number of markets served by our broad base of customers, which we believe makes us less dependent on either specific customers or specific end-use applications.

Customer focused product development - Effective collaboration with our customers and a high degree of customer service are essential elements of our business. We believe focusing on dependable delivery of semiconductor solutions tailored to specific end-user applications, has fostered deep customer relationships and created a key competitive advantage for us in the highly fragmented discrete semiconductor marketplace. We believe our close relationships with our OEM and EMS customers have provided us with deeper insight into our customers’ product needs. This results in differentiation in our product designs and often provides us with insight into additional opportunities for new design wins in our customers’ products.

Management continuity and experience - We believe that the continuity of our management team is a critical competitive strength. Five members of our executive management team have an average of over 13 years of service at the Company and the length of their service with us has created significant institutional insight into our markets, our customers and our operations.

In June 2005, we appointed Dr. Keh-Shew Lu as President and Chief Executive Officer. Dr. Lu has served as a director of Diodes since 2001 and has 30 years of relevant industry experience. Dr. Lu began his career at Texas Instruments, Inc. in 1974 and retired in 2001 as Senior Vice President and General Manager of Worldwide Analog, Mixed-Signal and Logic Products. Our Chief Financial Officer, Carl Wertz, has been employed by us since 1993 and has over 20 years of financial experience in manufacturing and distribution industries. Joseph Liu, our Senior Vice President of Operations, joined us in 1990 and has over 30 years of relevant industry experience having started his career in 1971 at Texas Instruments. Similarly, Mark King, our Senior Vice President of Sales and Marketing, has been employed by us since 1991, as has Steven Ho, our Vice President of Asia Sales.

Joining our executive management team in 2006 were: Richard White, Sr. Vice President of Finance, bringing with him 30 years of senior level finance experience, including 25 years at Texas Instruments; Francis Tang, Vice President of Product Development, promoted from Global Product Manager in May of 2006; and Edmund Tang, Vice President of Corporate Administration, with 30 years of managerial and engineering experience.

OUR STRATEGY – Our strategy is to continue to enhance our position as a global supplier of standard semiconductor products, and to continue to add other product lines such as power management using our packaging technology capability.

The principal elements of this strategy include the following:

Continue to rapidly introduce innovative discrete and analog semiconductor products – We intend to maintain our rapid pace of new product introductions, especially for high-volume, growth applications with short design cycles, such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras, set-top boxes and other consumer electronics and computing devices. During 2006, we introduced approximately 218 new devices in approximately 30 different product families and achieved new design wins at over 100 OEMs. We believe that continued introduction of new and differentiated product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace.

Expand our available market opportunities – We intend to aggressively maximize our opportunities in the discrete and analog semiconductor market as well as in related markets where we can apply our semiconductor design and manufacturing expertise. A key element of this is leveraging our highly integrated packaging expertise through our Application Specific Multi-Chip Circuit (ASMCC) product platform, which consists of standard arrays, function specific arrays and end-equipment specific arrays. We intend to achieve this by:

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

Maintain intense customer focus – We intend to strengthen and deepen our customer relationships. We believe that continued focus on customer service would increase our net sales, operating performance and overall market share. To accomplish this, we intend to continue to closely collaborate with our customers to design products that meet their specific needs. A critical element of this strategy is to continue to further reduce our design cycle time in order to quickly provide our customers with innovative products. Additionally, to support our customer-focused strategy, we are continuing to expand our sales force and field application engineers, particularly in Asia and Europe.

Enhance cost competitiveness – A key element of our success is our overall low-cost base. While we believe that our Shanghai manufacturing facilities are among the most efficient in the industry, we will continue to refine our proprietary manufacturing processes and technology to achieve additional cost efficiencies. Additionally, we intend to continue to operate our facilities at high utilization rates and to increase product yields in order to achieve meaningful economies of scale.

Pursue selective strategic acquisitions – As part of our strategy to expand our standard semiconductor product offerings and to maximize our market opportunities, we may acquire discrete, analog or mixed-signal technologies, product lines or companies in order to support our ASMCC product platform and enhance our standard and new product offerings.

In December 2005, we announced the acquisition of Anachip Corporation, a fabless Taiwanese semiconductor company focused on analog ICs designed for specific applications, and headquartered in the Hsinchu Science Park in Taiwan. This acquisition, which was completed on January 10, 2006, fits in the center of our long-term strategy. Anachip’s main product focus is power management ICs. The analog devices they produce are used in LCD monitor/TV's, wireless LAN 802.11 access points, brushless DC motor fans, portable DVD players, datacom devices, ADSL modems, TV/satellite set-top boxes, and power supplies. Anachip brings a design team with strong capabilities in a range of targeted analog and power management technologies.

On November 3, 2006, we purchased the net assets of APD Semiconductor, Inc., a privately held U.S.-based fabless semiconductor company. APD Semiconductor is headquartered in Redwood City, California, with a sales, application, and administration center in Taipei, Taiwan. APD Semiconductor’s main product focus is its patented and trademarked Super Barrier Rectifier (“SBR”) technology. Utilizing a low cost IC wafer process, the SBR technology uses a MOS cellular design to replace standard traditional Schottky or PN junction diodes. The SBR technology uses an innovative-patented process technique that allows its key parameters to be easily tuned to optimize any customer applications. This adaptive and scalable technology allows for increased power saving with better efficiency and reliability at higher operating temperatures for end user applications like digital audio players, DC/DC converters. AC/DC power supplies, LCD monitors, Power-over-Ethernet (POE), Power Factor Correction (PFC) and TV/satellite set-top boxes. The SBR technology offers industry-leading products like the SBR20U100CT, which has the lowest forward voltage and highest efficiency and power saving in its class. The APD acquisition will further strengthen our technology leadership in the discrete semiconductor market and expand our product capabilities across important segments of our end-markets.

FOLLOW-ON PUBLIC OFFERING

In October 2005, we sold 2,125,000 shares of our Common Stock in a follow-on public offering, raising approximately $71.7 million (net of commissions and expenses). We used approximately $31 million and $8 million of the proceeds in connection with the Anachip and ADP acquisitions, respectively, and we intend to use the remaining net proceeds from this offering for working capital and other general corporate purposes, including additional acquisitions.

CONVERTIBLE BONDS OFFERING

On October 12, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”), which pay 2.25% interest per annum on the principal amount of the notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007.

The Notes will be convertible into cash or, at our option, cash and shares of our Common Stock based on an initial conversion rate, subject to adjustment, of 17.0946 shares per $1,000 principal amount of Notes (which represents an initial conversion price of $58.50 per share), in certain circumstances. In addition, following a “make-whole fundamental change” that occurs prior to October 1, 2011, we will, at our option, increase the conversion rate for a holder who elects to convert its Notes in connection with such “make-whole fundamental change,” in certain circumstances.

We intend to use the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or purchases of Common Stock.

OUR PRODUCTS

Our product portfolio includes over 4,000 products that are designed for use in high-volume consumer devices such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We target and serve end-equipment market segments that we believe have higher growth rates than other end-equipment market segments served by the overall semiconductor industry.

Our broad product line includes:

➢
Discrete semiconductor products, including performance Schottky rectifiers; performance Schottky diodes; Zener diodes and performance Zener diodes, including tight tolerance and low operating current types; standard, fast, super-fast and ultra-fast recovery rectifiers; bridge rectifiers; switching diodes; small signal bipolar transistors; prebiased transistors; MOSFETs; thyristor surge protection devices; and transient voltage suppressors;

➢	Complex high-density diode, transistor and mixed technology arrays, in multi-pin ultra-miniature surface-mount packages, including customer specific and function specific arrays;

➢	Silicon wafers used in manufacturing these products; and

➢	Power management devices, Hall sensors and programmable logic arrays

Our semiconductor products are an essential building-block of electronic circuit design and are available in thousands of permutations varying according to voltage, current, power handling capability and switching speed.

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

The following table lists the end-markets, some of the applications in which our products are used, and the percentage of net sales for each end market for the last three years:

End Markets	2004	2005	2006	End product applications
Consumer Electronics	37%	38%	36%	Set-top boxes, game consoles, digital audio players, digital cameras, mobile handsets, flat-panel displays, personal medical devices
Computing	31%	34%	36%	Notebooks, flat-panel monitors, motherboards, PDAs, multi-function printers, servers, network interface cards, hard disk drives
Communications	8%	17%	14%	Gateways, routers, switches, hubs, fiber optics, DSL, cable and standard modems, networking (wireless, ethernet, power/phone line)
Industrial	19%	7%	12%	Ballast lighting, power supplies, DC-DC conversion, security/access systems, motor controls, HVAC
Automotive	5%	4%	2%	Comfort controls, audio/video players, GPS navigation, safety, security, satellite radios, engine controls, HID lighting

PRODUCT PACKAGING

Our device packaging technology includes a wide variety of surface-mount and leaded types. Our focus on the development of smaller, more thermally efficient, and increasingly integrated packaging, is an important component of our product development. We provide a comprehensive offering of miniature and sub-miniature packaging, enabling us to fit discrete components into smaller and more efficient packages, while maintaining the same device functionality and power handling capabilities. Smaller packaging provides a reduction in the height, weight and board space required for our components, and is well suited for battery-powered, hand-held and wireless consumer applications such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes.

CUSTOMERS

We serve over 150 direct customers worldwide, which consist of OEMs and EMS providers. Additionally, we have approximately 60 distributor customers worldwide, through which we indirectly serve over 10,000 customers. Our customers include: (i) industry leading OEMs in a broad range of industries, such as Bose Corporation, Honeywell International, Inc., LG Electronics, Inc., Logitech, Inc., Motorola, Inc., Quanta Computer, Inc., Sagem Communication, Samsung Electronics Co., Ltd. and Thompson, Inc.; (ii) leading EMS providers, such as Celestica, Inc., Flextronics International, Ltd., Hon Hai Precision Industry Co., Ltd., Inventec Corporation, Jabil Circuit, Inc., Sanmina-SCI Corporation and Solectron Corporation, who build end-market products incorporating our semiconductors for companies such as Apple Computer, Inc., Cisco Systems, Inc., Dell, Inc., EMC Corporation, Intel Corporation, Microsoft Corporation and Roche Diagnostics; and (iii) leading distributors such as Arrow Electronics, Inc., Avnet, Inc., Future Electronics and Yosun Industrial Corp. For the years of 2004, 2005 and 2006, our OEM and EMS customers together accounted for 66.3%, 69.5% and 54.2%, respectively, of our net sales. The acquisition of Anachip, which sold products predominantly through distributors, is the major contributor to the increase in the percentage of our total net sales sold to distributors.

For the year ended December 31, 2005 and December 31, 2006, Lite-On Semiconductor Corporation (LSC), which is also our largest stockholder, (owning approximately 22.3% of our Common Stock as of December 31, 2006), accounted for approximately 9.6% and 6.5%, respectively, of our net sales. Additionally, other members of The Lite-On Group of companies accounted for 4.2% and 2.3%, respectively, of our net sales in 2005 and 2006. No other customer accounted for 10% or more of our net sales in 2005 and 2006. Also, 14.7% and 13.0% of our net sales were from the subsequent sale of products we purchased from LSC in 2005 and 2006, respectively. We believe each member of The Lite On Group of companies makes independent purchasing decisions. See “Certain Relationships and Related Party Transactions.”

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

Many of our customers are based in Asia. Net sales by country consists of sales to customers assigned to that country based on the country to which the product is shipped. For the year ended December 31, 2006, 34.5%, 28.1%, 22.2%, and 15.2% of our net sales were derived from China, Taiwan, the United States and all other markets, respectively, compared to 31.7%, 27.9%, 25.6% and 14.8%, respectively, for 2005.

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

As of December 31, 2006, our direct global sales and marketing organization consisted of approximately 160 employees operating out of 18 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai and Shenzhen, China; Hong Kong; Derbyshire, England; Toulouse, France; Frankfurt, Germany; and we have five regional sales offices in the United States. As of December 31, 2006, we also had approximately 20 independent sales representative firms marketing our products.

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

To support our global customer-base, our website is language-selectable into English, Chinese, and Korean, giving us an effective marketing tool for worldwide markets. With its extensive online product catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website provides easy access to our worldwide sales contacts and customer support, and incorporates a distributor-inventory check to provide component inventory availability and a small order desk for overnight sample fulfillment. Our website, www.diodes.com, also provides access to investor financial information and our corporate governance information.

MANUFACTURING OPERATIONS AND FACILITIES

We operate four manufacturing facilities, two of which are located in Shanghai, China. The third is located in Kansas City, Missouri, and the newly acquired Anachip facility is located at Hsinchu, Taiwan. Our facilities in Shanghai perform packaging, assembly and testing functions, and our Kansas City facility is a 5-inch wafer foundry. Anachip’s main product focus is power management ICs.

As of December 31, 2006, we had invested approximately $127.2 million in plant and state-of-the-art equipment in China. Both of our Chinese factories manufacture product for sale by our U.S. and Asian operations, and also sell to external customers. Silicon wafers are received and inspected in a highly controlled “clean room” environment awaiting the assembly operation. At the first step of assembly, the wafers are sawn with very thin, high speed diamond blades into tiny semiconductor “dice”, numbering as many as 170,000 per 5-inch diameter wafer. Dice are then loaded onto a handler, which automatically places the dice, one by one, onto lead frames, which are package specific, where they are bonded to the lead-frame pad. Next, automatic wire bonders make the necessary electrical connections from the die to the leads of the lead-frame, using micro-thin gold wire. Our fully automated assembly machinery then molds the epoxy case around the die and lead-frame to produce the desired semiconductor product. After a trim, form, test, mark and re-test operation, the parts are placed into special carrier housings and a cover tape seals the parts in place. The taped parts are then spooled onto reels or placed into other packaging medium and boxed for shipment.

Our manufacturing processes use many raw materials, including silicon wafers, copper lead frames, gold wire and other metals, molding compounds and various chemicals and gases. We have no material agreements with any of our suppliers that impose minimum or continuing supply obligations. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

In the United States, our corporate headquarters are located in a leased facility in Westlake Village, California, approximately 30 miles northwest of Los Angeles. We also lease or own properties around the world for use as sales offices, research and development labs, warehouses and logistic centers. The size and/or location of these properties change from time to time based on business requirements. In 2006, we purchased a building in Taipei, Taiwan for approximately $6.0 million (see Item 2 - Properties).

BACKLOG

The amount of backlog to be shipped during any period is dependent upon various factors, and all orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally booked from one month to greater than six months in advance of delivery. The rate of booking of new orders can vary significantly from month to month. We, and the industry as a whole, are experiencing a trend towards shorter lead-times. The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, we believe that the amount of our backlog at any date is not a particularly useful measure of our future sales. We strive to maintain proper inventory levels to support our customers’ just-in-time order expectations.

PATENTS, TRADEMARKS AND LICENSES

Although patents and trademarks have not been material to our business to date, they may become more significant in the future, particularly as they relate to our packaging and analog technologies.

Through our APD asset acquisition, we acquired the Super Barrier Rectifier technology (less than 500V) and the SBR trademark. SBR is state-of-the-art integrated circuit wafer processing technology that allows the design and manufacture of a device, which is able to integrate and improve the benefits of the two existing rectifier technologies into a single device. The creation of a finite conduction cellular IC, combined with inherent design uniformity has allowed manufacturing costs to be kept competitive with existing power device technology, thus producing breakthrough in rectifier technology.

Currently, our licensing of patents to other companies is not material. We do, however, license certain product technology from other companies, but we do not consider any of the licensed technology to be material in terms of royalties. We believe the duration and other terms of the licenses are appropriate for our current needs.

COMPETITION

Numerous semiconductor manufacturers and distributors serve the discrete semiconductor components market, making competition intense. Some of our larger competitors include Fairchild Semiconductor Corporation, Infineon Technologies A.G., International Rectifier Corporation, ON Semiconductor Corporation, Philips Electronics N.V. (NXP), Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc., many of which have greater financial, marketing, distribution and other resources than us. Accordingly, in response to market conditions, we from time to time may reposition product lines or decrease prices, which may affect our sales of, and profit margins on, such product lines. The price and quality of the product, and our ability to design products and deliver customer service in keeping with the customers’ needs, determine the competitiveness of our products. We believe that our product focus and our flexibility and ability to quickly adapt to customer needs affords us competitive advantages.

ENGINEERING AND RESEARCH AND DEVELOPMENT

Our engineering and research and development groups consist of applications, technical marketing, and product development engineers who assist in determining the direction of our future product lines. Their primary function is to work closely with market-leading customers to further refine, expand and improve our product range within our product types and packages. In addition, customer requirements and acceptance of new package types are assessed and new, higher-density and more energy-efficient packages are developed to satisfy customers’ needs. Working with customers to integrate multiple types of technologies within the same package, our applications engineers strive to reduce the required number of components and, thus, circuit board size requirements of a device, while increasing the functionality of the component technology.

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

For the years ended December 31, 2004, 2005 and 2006, investment in research and development was $3.4 million, $3.7 million and $8.3 million, respectively. As a percentage of net sales, research and development expense was 1.8%, 1.7% and 2.4% for 2004, 2005 and 2006, respectively. We anticipate research and development to increase in absolute dollars and to be in the range of 2-3% of net sales as we continue to develop proprietary technology.

EMPLOYEES

As of December 31, 2006, we employed a total of 2,268 employees, of which 1,910 of our employees were in Asia, 352 were in the United States and six were in Europe. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process both in the United States where our wafer fabrication facility is located, and in China where our assembly, test and packaging facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. As of December 31, 2006, there were no known environmental claims or recorded liabilities.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We conduct business with two related party companies, LSC (and its subsidiaries and affiliates) and Keylink International (formerly Xing International) (and its subsidiaries). LSC is our largest stockholder and owned 22.3% of our outstanding Common Stock as of December 31, 2006. Keylink International is our 5% joint venture partner in Diodes-China and Diodes-Shanghai. C.H. Chen, our former President and Chief Executive Officer, and Vice Chairman of our Board of Directors, is also Vice Chairman of LSC. M.K. Lu, a member of our Board of Directors, is President of LSC. In addition, Raymond Soong, the Chairman of our Board of Directors, is Chairman of LSC, and is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC. In connection with our 2005 follow-on public offering, LSC sold 750,000 shares (1,125,000 split-adjusted shares at December 1, 2005), reducing its holdings of our Common Stock to approximately 5.8 million shares (split adjusted). We did not receive any of the proceeds from their sale of our Common Stock. LSC shared in the expenses of the offering.

The Audit Committee of our Board of Director reviews all related party transactions for potential conflict of interest situations, and approves all such transactions, in accordance with such procedures as it may adopt from time to time. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.

In 2006, we sold silicon wafers to LSC representing 6.5% (9.6% in 2005 and 11.1% in 2004) of our sales, making LSC our largest customer. Also for 2006, 13.0% (14.7% in 2005 and 17.2% in 2004) of our net sales were from discrete semiconductor products purchased from LSC for subsequent sale by us, making LSC our largest outside supplier. In addition, companies affiliated with LSC, which we refer to collectively as The Lite-On Group, accounted for 3.3%, 4.2% and 2.3% of our net sales, respectively, in 2004, 2005 and 2006. We also rent warehouse space in Hong Kong from a member of The Lite-On Group, which also provides us with warehousing and logistics services at that Hong Kong location. For 2004, 2005 and 2006, we reimbursed this entity in aggregate amounts of $190,000, $288,000 and $474,000, respectively, for these items. Such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the arrangements we have with these related party transactions.

In December 2000, we acquired a wafer foundry, FabTech, Inc., from LSC for approximately $6.0 million cash plus $19.0 million in assumed debt (the debt was due primarily to LSC). In connection with the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, in accordance with the terms of the acquisition, we also entered into management incentive agreements with several members of FabTech’s management. The agreements provided members of FabTech's management with guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. LSC reimbursed us for any portion of the guaranteed and contingent liability paid by FabTech. The final year of the management incentive agreements was 2004, with final payment made on March 31, 2005. LSC reimbursed us $375,000 in each of 2003, 2004, and 2005 for amounts paid by us under these management incentive agreements.

In 2006, we sold silicon wafers to companies owned by Keylink International totaling 0.4% (0.6% in 2005 and 0.9% in 2004) of our net sales. Also for 2006, 2.3% (3.0% in 2005 and 3.5% in 2004) of our sales were from semiconductor products purchased from companies owned by Keylink International. In addition, Diodes-China and Diodes-Shanghai lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental waste services) to, Keylink International. We also pay a consulting fee to Keylink International. In 2004, 2005 and 2006, we paid Keylink International an aggregate of $4.8 million, $6.6 million and $7.9 million, respectively, with respect to these items. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. The Audit Committee of the Board of Directors has approved the contracts associated with these related party transactions.

On December 20, 2005, we entered into a definitive stock purchase agreement to acquire Anachip Corporation, a Taiwanese fabless analog IC company, and headquartered in the Hsinchu Science Park in Taiwan. The selling shareholders included LSC (which owned approximately 60% of Anachip's outstanding capital stock), and two Taiwanese venture capital firms (together owning approximately 20% of Anachip's stock), as well as current and former Anachip employees. At December 31, 2005, we had purchased an aggregate of 9,433,613 shares (or approximately 18.9%) of the 50,000,000 outstanding shares of the capital stock of Anachip. On January 10, 2006 (the closing date of the acquisition), we purchased an additional 40,470,212 shares and therefore, we now hold approximately 99.81% of the Anachip capital stock.

Concurrent with the acquisition, Anachip entered into a wafer purchase agreement with LSC, pursuant to which LSC will sell to Anachip, according to Anachip's requirements, during the two year period ending on December 31, 2007, wafers of the same or similar type, and meeting the same specifications, as those wafers purchased from LSC by Anachip at the time of the acquisition. Anachip will purchase such wafers on terms (including purchase price, delivery schedule, and payment terms) no less favorable to Anachip than those terms on which Anachip purchased such wafers from LSC at the time of the acquisition provided; however, that the purchase price will be the lower of the current price or the most favorable customer pricing. If the price of raw wafers increases by more than 20% within any six-month period, Anachip and LSC will renegotiate in good faith the price of wafers to reflect the cost increase.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We sell product primarily through our operations in North America, Asia and Europe. See Note 15 of “Notes to Consolidated Financial Statements” for a description of our geographic information.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

With respect to foreign operations, see Notes 1 and 15 of “Notes to Consolidated Financial Statements.”

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

Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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

Item 1A.      Risk Factors

Investing in our Common Stock involves a high degree of risk. You should carefully consider the following risks and other information in this report before you decide to buy our Common Stock. Our business, financial condition or operating results may suffer if any of the following risks are realized. Additional risks and uncertainties not currently known to us may also adversely affect our business, financial condition or operating results. If any of these risks or uncertainties occurs, the trading price of our Common Stock could decline and you could lose part or all of your investment.

RISKS RELATED TO OUR BUSINESS

Downturns in the highly cyclical semiconductor industry or changes in end-market demand could affect our operating results and financial condition.

The semiconductor industry is highly cyclical, and periodically experiences significant economic downturns characterized by diminished product demand, production overcapacity and excess inventory, which can result in rapid erosion in average selling prices. From time to time, the semiconductor industry experiences order cancellations and reduced demand for products, resulting in significant revenue declines, due to excess inventories at computer and telecommunications equipment manufacturers and general economic conditions, especially in the technology sector. The market for semiconductors may experience renewed, and possibly more severe and prolonged downturns in the future, which may harm our results of operations and reduce the value of our business.

In addition, we operate in a narrower market of the broader semiconductor market and, as a result, cyclical fluctuations may affect this segment to a greater extent than they do the broader semiconductor market. This may cause us to experience greater fluctuations in our results of operations than compared to some of our broad line semiconductor manufacturer competitors. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end-user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand in the consumer electronics, computer, industrial, communications and automotive sectors. These end-user markets also tend to be cyclical and may also experience changes in demand that could adversely affect our operating results and financial condition.

The semiconductor business is highly competitive, and increased competition may harm our business and our operating results.

The sectors of the semiconductor industry in which we operate are highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources than we have. As a result, they may be better able to develop new products, market their products, pursue acquisition candidates and withstand adverse economic or market conditions. Most of our current major competitors are broad line semiconductor manufacturers who often have a wider range of product types and technologies than we do. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Fairchild Semiconductor Corporation, International Rectifier Corporation, ON Semiconductor Corporation, Philips Electronics N.V., Rohm Electronics USA LLC, and Vishay Intertechnology, Inc. We may not be able to compete successfully in the future, and competitive pressures may harm our financial condition or our operating results.

We receive a significant portion of our net sales from a single customer. In addition, this customer is also our largest external supplier and is a related party. The loss of this customer or supplier could harm our business and results of operations.

In 2005 and 2006, LSC, our largest stockholder and our largest customer, accounted for 9.6% and 6.5%, respectively, of our net sales. LSC is also our largest supplier, providing us with discrete semiconductor products for subsequent sale by us, which represented approximately 14.7% and 13.0%, respectively, of our net sales, in 2005 and 2006. The loss of LSC as either a customer or a supplier, or any significant reduction in either the amount of product it supplies to us, or the volume of orders it places with us, could materially harm our business and results of operations.

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

Our wafer fabrication facility is located in Kansas City, Missouri, while our facilities in Shanghai, China provide assembly, test and packaging capabilities and the Anachip facility in Taiwan produces power management ICs. Any disruption of operations at these facilities could have a material adverse effect on our business, financial condition and results of operations.

We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

Prices for our products tend to decrease over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of purchasing our products. To remain competitive and retain our customers and gain new ones, we must continue to reduce our costs through product and manufacturing improvements. We must also strive to minimize our customers’ shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. We experienced an annual decrease in average selling prices (ASP) for our products of 3.1% and 15.0% for 2004 and 2005, respectively, and an ASP increase of 12.1%, primarily due to newly acquired product lines, in 2006. Our growth and the profit margins of our products will suffer if we cannot effectively continue to reduce our costs and keep our product prices competitive.

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

Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive and, since we operate primarily in a narrower segment of the broader semiconductor industry, this may have a greater effect on us than it would if we were a broad-line semiconductor manufacturer with a wider range of product types and technologies. Many of our competitors are larger and more established international companies with greater engineering and research and development resources than us. Our failure to identify or capitalize on any fundamental shifts in technologies in our product markets, relative to our competitors, could harm our business, have a material adverse effect on our competitive position within our industry and harm our relationships with our customers. In addition, to remain competitive, we must continue to reduce package sizes, improve manufacturing yields and expand our sales. We may not be able to accomplish these goals, which could harm our business.

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

A significant part of our growth strategy involves acquiring companies with complementary product lines, customers or other capabilities. For example, (i) in fiscal year 2000, we acquired FabTech, a wafer fabrication company, in order to have our own wafer manufacturing capabilities, (ii) in January 2006, we acquired Anachip as an entry into standard logic markets, and (iii) in November 2006, we acquired the assets of APD. While we do not currently have any agreements or commitments in place with respect to any material acquisitions, we are in various stages of preliminary discussions, and we intend to continue to expand and diversify our operations by making further acquisitions. However, we may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:

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

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process both in the United States where our wafer fabrication facility is located, in China where our assembly, test and packaging facilities are located, and in Taiwan where our analog products are produced. Some of these regulations in the United States include the Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur such additional expenses, our product costs could significantly increase, materially affecting our business, financial condition and results of operations. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations. Our operations affected by such requirements include, among others: the disposal of wastewater containing residues from our manufacturing operations through publicly operated treatment works or sewer systems, and which may be subject to volume and chemical discharge limits and may also require discharge permits; and the use, storage and disposal of materials that may be classified as toxic or hazardous. Any of these may result in, or may have resulted in, environmental conditions for which we could be liable.

Some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on, or emanating from, our currently or formerly owned, leased or operated properties, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Such liability may also be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire share. In addition, the presence of environmental contamination could also interfere with ongoing operations or adversely affect our ability to sell or lease our properties. Environmental requirements may also limit our ability to identify suitable sites for new or expanded plants. Discovery of contamination for which we are responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require us to incur additional costs for compliance or subject us to unexpected liabilities.

Our products may be found to be defective and, as a result, product liability claims may be asserted against us, which may harm our business and our reputation with our customers.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several cents, whereas the computer maker might sell the personal computer for several hundred dollars. Although we maintain rigorous quality control systems, we shipped approximately 14.5 billion individual semiconductor devices in 2006 to customers around the world, and in the ordinary course of our business, we receive warranty claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. Although we currently have product liability insurance, we may not have sufficient insurance coverage, and we may not have sufficient resources, to satisfy all possible product liability claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business and reputation.

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

We have credit facilities with U.S. and Asian financial institutions, as well as other debt instruments, with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of December 31, 2006, our outstanding interest-bearing debt was $239.9 million. An increase of 1.0% in interest rates would increase our annual interest rate expense by approximately $99,000 (our $230 million in convertible notes have a 2.25% fixed interest rate).

We had a significant amount of debt following the offering of convertible notes. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and or other debt.

Following the offering of convertible notes in October 2006, we had a significant amount of debt and substantial debt service requirements. As of December 31, 2006, we had $239.9 million of outstanding debt, including $230 million senior convertible notes. In addition, $50.9 million is available for future borrowings under our principal U.S. credit facility, and we are permitted under the terms of our debt agreements to incur substantial additional debt.

This level of debt could have significant consequences on our future operations, including:

➢	making it more difficult for us to meet our payment and other obligations under the notes and our other outstanding debt;

➢
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

➢
reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

➢	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under senior secured credit facility;

➢	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

➢	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

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

Terrorist attacks, or threats or occurrences of other terrorist or related activities, whether in the United States or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our profitability. Future terrorist or related activities could affect our domestic and international sales, disrupt our supply chains and impair our ability to produce and deliver our products. Such activities could affect our physical facilities or those of our suppliers or customers. Such terrorist attacks could cause ports or airports to or through which we ship to be shut down, thereby preventing the delivery of raw materials and finished goods to or from our manufacturing facilities in Shanghai, China, Taiwan or Kansas City, Missouri, or to our regional sales offices. Due to the broad and uncertain effects that terrorist attacks have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

Our international operations subject us to risks that could adversely affect our operations.

We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located overseas in China. In 2005 and 2006, net sales to customers outside the United States represented 74.4% and 77.8%, respectively, of our net sales. There are risks inherent in doing business internationally, and any or all of the following factors could cause harm to our business:

➢	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

➢	compliance with trade or other laws in a variety of jurisdictions;

➢	trade restrictions, transportation delays, work stoppages, and economic and political instability;

➢	changes in import/export regulations, tariffs and freight rates;

➢	difficulties in collecting receivables and enforcing contracts;

➢	currency exchange rate fluctuations;

➢	restrictions on the transfer of funds from foreign subsidiaries to the United States;

➢	the possibility of international conflict, particularly between or among China and Taiwan and the United States;

➢	legal regulatory, political and cultural differences among the countries in which we do business;

➢	longer customer payment terms; and

➢	changes in U.S. or foreign tax regulations.

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

We face exposure to adverse movements in foreign currency exchange rates, primarily Asian currencies and, to a lesser extent, the Euro. For example, many of our employees who are located in China, are paid in the Chinese Yuan and, accordingly, an increase in the value of the Yuan compared to the U.S. dollar could increase our operating expenses. In addition, we sell our products in various currencies and, accordingly, a decline in the value of any such currency against the U.S. dollar, which is our primary functional currency, could create a decrease in our net sales. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results. These currencies are principally the Chinese Yuan, the Taiwanese dollar, the Japanese Yen, the Euro and the Hong Kong dollar. The Chinese government has recently taken action to permit the Yuan to U.S. dollar exchange rate to fluctuate, which may exacerbate our exposure to foreign currency risk and harm our results of operations. We do not usually employ hedging techniques designed to mitigate foreign currency exposures and, therefore, we could experience currency losses as these currencies fluctuate against the U.S. dollar.

We may not continue to receive preferential tax treatment in Asia, thereby increasing our income tax expense and reducing our net income.

As an incentive for establishing our manufacturing subsidiaries in China, we receive preferential tax treatment. In addition, in conjunction with the acquisition of Anachip, we also receive preferential tax treatment in Taiwan. Governmental changes in foreign tax law may cause us not to be able to continue receiving these preferential tax treatments in the future, which may cause an increase in our income tax expense, thereby reducing our net income.

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

At December 31, 2004, we made a minimum estimate for repatriating cash from our subsidiaries in China and Hong Kong of $8.0 million under the AJCA, and recorded an income tax expense of approximately $1.3 million. Under the guidelines of the AJCA, we developed a required domestic reinvestment plan, covering items such as U.S. bank debt repayment, U.S. capital expenditures and U.S. research and development activities, among others, to cover the dividend repatriation. During 2005, we completed a quantitative analysis of the benefits of the AJCA, the foreign tax credit implications, and state and local tax consequences of the impact of the AJCA on our plans for repatriation. Based on the analysis, we repatriated $24.0 million from our foreign subsidiaries in 2005.

We are evaluating the need to provide additional deferred taxes for the future earnings of our foreign subsidiaries to the extent such earnings may be appropriated for distribution to our corporate offices in North America, and as further investment strategies with respect to foreign earnings are determined. The distribution of any unappropriated funds from our foreign subsidiaries to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income. As of December 31, 2006, we have recorded approximately $3.3 million in deferred taxes for earnings of our foreign subsidiaries.

RISKS RELATED TO OUR COMMON STOCK

Variations in our quarterly operating results may cause our stock price to be volatile.

We may experience substantial variations in net sales, gross profit margin and operating results from quarter to quarter. We believe that the factors that influence this variability of quarterly results include:

➢	general economic conditions in the countries where we sell our products;

➢	seasonality and variability in the computing and communications market and our other end-markets;

➢	the timing of our and our competitors’ new product introductions;

➢	product obsolescence;

➢	the scheduling, rescheduling and cancellation of large orders by our customers;

➢	the cyclical nature of demand for our customers’ products;

➢	our ability to develop new process technologies and achieve volume production at our fabrication facilities;

➢	changes in manufacturing yields;

➢	changes in gross profit margins due to the Anachip or APD acquisitions;

➢	adverse movements in exchange rates, interest rates or tax rates; and

➢	the availability of adequate supply commitments from our outside suppliers or subcontractors.

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

As part of our growth strategy, we expect to review acquisition prospects that would implement our vertical integration strategy or offer other growth opportunities. While we do not currently have any agreements or commitments in place with respect to any material acquisitions, we are in various stages of preliminary discussions, and we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

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

Our directors, executive officers and our affiliate, LSC, beneficially own approximately 29.7% of our outstanding Common Stock, including options to purchase shares of our Common Stock that are exercisable within 60 days of December 31, 2006. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our Common Stock.

LSC, our largest stockholder, owns approximately 22.3% (5.8 million shares) of our Common Stock. Some of our directors and executive officers may have potential conflicts of interest because of their positions with LSC or their ownership of LSC Common Stock. Some of our directors are LSC directors and officers, and our non-employee Chairman of our Board of Directors is Chairman of the board of LSC. Several of our directors and executive officers own LSC Common Stock and hold options to purchase LSC Common Stock. Service on our Board of Directors and as a director or officer of LSC, or ownership of LSC Common Stock by our directors and executive officers, could create, or appear to create, actual or potential conflicts of interest when directors and officers are faced with decisions that could have different implications for LSC and us. For example, potential conflicts could arise in connection with decisions involving the Common Stock owned by LSC, or under the other agreements we may enter into with LSC. LSC was our largest external supplier of discrete semiconductor products for subsequent sale by us. In 2005 and 2006, approximately 14.7% and 13.0%, respectively, of our net sales were from products manufactured by LSC. In addition to being our largest external supplier of finished products in each of these periods, we sold silicon wafers to LSC totaling 9.6% and 6.5%, respectively, of our net sales during such periods, making LSC our largest customer.

We may have difficulty resolving any potential conflicts of interest with LSC, and even if we do, the resolution may be less favorable than if we were dealing with an entirely unrelated third party.

We were formed in 1959, and our early corporate records are incomplete. As a result, we may have difficulty in assessing and defending against claims relating to rights to our Common Stock purporting to arise during periods for which our records are incomplete.

We were formed in 1959 under the laws of California and reincorporated in Delaware in 1969. We have had several transfer agents over the past 47 years. In addition, our early corporate records, including our stock ledger, are incomplete. As a result, we may have difficulty in assessing and defending against claims relating to rights to our Common Stock purporting to arise during periods for which our records are incomplete.

Conversion of our convertible senior notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their notes.

To the extent we issue Common Stock upon conversion of the notes, the conversion of some or all of the notes will dilute the ownership interests of existing stockholders, including holders who have received Common Stock upon prior conversion of the notes. Any sales in the public market of the Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Common Stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could depress the price of our Common Stock.

The repurchase rights and the increased conversion rate triggered by a make-whole fundamental change could discourage a potential acquirer.

If a “fundamental change” in accordance with the terms of the senior convertible notes were to occur, the holders of the notes have the right to require us to repurchase the notes. A fundamental change would include a change in control of the Company. In addition, if a make-whole fundamental change were to occur, which may include an acquisition of the Company, the conversion rate for the senior convertible notes will increase. The repurchase rights in our senior convertible notes triggered by a fundamental change and the increased conversion rate triggered by a make-whole fundamental change could discourage a potential acquirer.

Anti-takeover effects of certain provisions of Delaware law and our Certificate of Incorporation and By-laws.

Some provisions of Delaware law, our certificate of incorporation and by-laws may be deemed to have an anti-takeover effect and may delay or prevent a tender offer to takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by stockholders.

Section 203 of Delaware General Corporation Law

Section 203 of the Delaware General Corporation Law prohibits transactions between a Delaware corporation and an “interested stockholder,” which is defined as a person who, together with any affiliates or associates, beneficially owns, directly or indirectly, 15.0% or more of the outstanding voting shares of a Delaware corporation. This provision prohibits certain business combinations between an interested stockholder and a Delaware corporation for a period of three years after the date the stockholder becomes an interested stockholder, unless:

(i) either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder is approved by the corporation’s board of directors prior to the date the interested stockholder becomes an interested stockholder;

(ii) the interested stockholder acquired at least 85.0% of the voting stock of the corporation (other than stock held by directors who are also officers or be certain employee stock plans) in the transaction in which the stockholder became an interested stockholder; or

(iii) the business combination is approved by a majority of the board of directors and by the affirmative vote of 66.66% of the outstanding voting stock that is not owned by the interested stockholder.

For this purpose, business combinations include mergers, consolidations, sales or other dispositions of assets having an aggregate value in excess of 10.0% of the aggregate market value of the consolidated assets or outstanding stock of the corporation, and certain transactions that would increase the interested stockholder’s proportionate share ownership in the corporation.

Certificate of Incorporation and Bylaw Provisions

Provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire control of our company. In particular, our bylaws authorize our Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the board of directors. The existence of authorized but unissued shares of preferred stock enables our board of directors to render more difficult or to discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise.

Item 1B.    Unresolved Staff Comments

None

Item 2.  Properties

Our primary physical properties at December 31, 2006, were as follows:

Use	Address	Owned / Leased Expiration	Approximate size (sq. ft.)	Approximate Rental / Mo

Headquarters and distribution center	3050 East Hillcrest Drive, Suite 200, Westlake Village, California, USA 91362	Leased Dec, 2009	31,000	$ 29,000

Sales office, R&D center	780 Montague Express Way, Suite 201, San Jose, CA 95131	Leased Jan, 2010	4,000	$ 5,000

R&D center	15660 N. Dallas Parkway, Suite 850, Dallas, TX 75248	Leased Dec, 2011	6,000	$ 8,000

Sales office	One Overlook Drive, Suite 8, Amherst, NH 03031	Leased Monthly	*	*
Sales office	160-D Ease Wend, Lemont, IL 60439	Leased Monthly	*	*
Sales office	18430 Brookhurst Street, Suite 201A, Fountain Valley, CA 92708	Leased Monthly	*	*
Sales office	199 Route 13, Brookline, NH 03033	Leased Monthly	*	*
Sales office	22 Avenue Paul Sejourne F-31000 Toulouse, France	Leased Monthly	*	*

Manufacturing facility	777 N. Blue Parkway Suite 350, Lee's Summit, MO 64086	Leased Jun, 2013	70,000	$ 117,000

Warehouse	2nd Flr, 501-15, Chung-Cheng, Hsin-Tien City, Taipei, Taiwan, ROC	Owned	5,000	-
Warehouse	5th Flr, 501-16, Chung-Cheng, Hsin-Tien City, Taipei, Taiwan, ROC	Owned	7,000	-

Sales office	7F, No. 50, Min-Quan Road, Hsin-Tien City, Taipei, Taiwan	Owned	11,000	-
Administrative offices	5F, No.52, Min-Quan Road, Hsin-Tien City, Taipei, Taiwan	Owned	12,000	-
Administrative offices	7F, No. 52, Min-Quan Road, Hsin-Tien City, Taipei, Taiwan	Owned	12,000	-
				Continued

Properties continued
Use	Address	Owned / Leased Expiration	Approximate size (sq. ft.)	Approximate Rental / Mo
Warehouse	Room B, 3F, Chuan Hing Building, No. 14 Wang Tai Road, Kowloon Bay,	Leased May, 2008	10,000	$ 9,000
	Hong Kong

Manufacturing facility	2F, 24-2 Gongyedong 4th Road, Hsinchu S cience Park, Hsin Chu 230077, Taiwan ROC	Leased Jul, 2007	31,000	$ 20,000
Manufacturing facility	5F, No. 2 Gongyedong 4th Road, Hsinchu Science Park, Hsin Chu 230077, Taiwan ROC	Leased Jul, 2007	19,000	$ 12,000
Office	F Room, 15F,No.30 Chung Cheng 2nd Road, Kaoshung City	Leased Dec, 2007	1,000	*

Manufacturing facility, products distribution	999 ChenChun Road, Xinqiao Town, SonJiang County, Shanghai, China	Leased Jan, 2017	145,000	$ 67,000

Manufacturing facility, products distribution	1F, 18 Lane, SanZhuang Road, SongJiang export zone, Shanghai, China	Leased Jun, 2009	112,000	$ 37,000

Shanghai sales office	Room 606, No. 1158, Changning Road, Shanghai, China	Leased Aug, 2008	4,000	$ 4,300
ShenZhen sales office	Room A1103-04, Anlian Plaza # 2222, Jintian Road, Futian CBD, ShenZhen, China	Leased Apr, 2012	5,000	$ 6,000

* Size is less than 1,000 square feet and/or monthly rental is less than $1,000.

We believe our current facilities are adequate for the foreseeable future. See “Property, Plant and Equipment” and “Commitments and Contingencies” in “Notes to Consolidated Financial Statements.”

Item 3.  Legal Proceedings

We are, from time to time, involved in litigation incidental to the conduct of our business. We do not believe we are currently a party to any material pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted by us to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the Nasdaq Global Select Market ("NasdaqGS") under the symbol "DIOD." Until June 19, 2000, our Common Stock was traded on the American Stock Exchange (“AMEX”) under the symbol "DIO." In July 2000, November 2003, and December 2005, we effected 50% stock dividends in the form of three-for-two stock splits. The following table shows the range of high and low closing sales prices per share, adjusted for the three-for-two stock splits, for our Common Stock for each fiscal quarter from January 1, 2005 as reported by Nasdaq.

Calendar Quarter Ended	Closing Sales Price of Common Stock
	High	Low
First quarter (through February 26, 2007)	$40.41	$32.83
Fourth quarter 2006	45.35	35.48
Third quarter 2006	45.99	32.56
Second quarter 2006	43.62	32.54
First quarter 2006	41.50	32.46
Fourth quarter 2005	34.94	23.09
Third quarter 2005	25.93	20.63
Second quarter 2005	22.34	16.79
First quarter 2005	18.31	13.05

On February 26, 2007, the closing sales price of our Common Stock as reported by NasdaqGS was $39.37, and there were approximately 600 holders of record of our Common Stock.

We have never declared or paid cash dividends on our Common Stock. Our credit agreement permits us to pay dividends to our stockholders to the extent that any such dividends declared or paid in any fiscal year do not exceed an amount equal to 50% of our net profit after taxes for such fiscal year. The payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions. There have been no stock repurchases in our history.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2006. The graph is not necessarily indicative of future price performance.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report iinto any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Source: CTA Integrated Communications. Data from ReutersBRIDGE Data Networks

The graph assumes $100 invested on December 31, 2001 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

Item 6.  Selected Financial Data

The following selected consolidated financial data for the fiscal years ended December 31, 2002 through 2006 is qualified in its entirety by, and should be read in conjunction with, the other information and consolidated financial statements, including the notes thereto, appearing elsewhere herein. Certain amounts as presented in the accompanying consolidated financial statements have been reclassified to conform to 2006 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.
(In thousands, except per share data)	Year Ended December 31,
Income Statement Data	2002	2003	2004	2005	2006

Net sales	$115,821	$136,905	$185,703	$214,765	$343,308

Gross profit	26,710	36,528	60,735	74,377	113,892

Selling, general and administrative expenses	16,228	19,586	23,503	30,285	47,945

Research and development expenses	1,472	2,049	3,422	3,713	8,317

Loss (gain) on sales and impairment of fixed assets	43	1,037	14	(102)	152

Income from operations	8,967	13,856	33,796	40,481	57,478

Interest income (expense), net	(1,183)	(860)	(637)	221	5,117

Other income (expense)	67	(5)	(418)	406	(1,474)

Income before taxes and minority interest	7,851	12,991	32,741	41,108	61,121

Income tax provision	1,729	2,460	6,514	6,685	11,689

Minority interest in joint venture	(320)	(436)	(676)	(1,094)	(1,289)

Net income	5,802	10,095	25,551	33,329	48,143

Earnings per share: (1)
Basic	$0.32	$0.53	$1.27	$1.44	$1.88
Diluted	$0.29	$0.47	$1.10	$1.29	$1.74

Number of shares used in computation (1)
Basic	18,415	19,096	20,106	23,168	25,628
Diluted	19,946	21,609	23,207	25,894	27,668

	As of December 31,
Balance Sheet Data	2002	2003	2004	2005	2006

Total assets	$105,010	$123,795	$167,801	$289,515	$622,139

Working capital	20,831	27,154	49,571	146,651	395,354

Long-term debt	18,417	12,583	11,347	9,486	239,917

Stockholders' equity	57,678	71,450	112,148	225,474	294,167

(1) Adjusted for the effect of 3-for-2 stock splits in July 2000, November 2003, and December 2005.

2006 data includes $5.3 million, or $0.15 per diluted share, of non-cash, stock option compensation expense as per SFAS No. 123R.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read together with the consolidated financial statements and the notes to consolidated financial statements included elsewhere in this Form 10-K.

The following discussion contains forward-looking statements and information relating to our Company. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in "Item 1A. Risk Factors,” as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Given these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact.

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

Overview

We are global supplier of low pin-count standard semiconductor products. These products have 8 pins or less and include small signal transistors, MOSFETs, thyristor surge protection devices, transient voltage protection devices, Hall sensors, power management products, programmable logic arrays, diodes, recitifiers, bridges, and silicon wafer. We design, manufacture and market discrete semiconductors focused on diverse end-use applications in the consumer electronics, computing, industrial, communications and automotive sectors. Semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device. We believe that our product focus provides us with a meaningful competitive advantage relative to broad line semiconductor companies that provide a wider range of semiconductor products.

We are headquartered in Westlake Village, California, near Los Angeles. We have two manufacturing facilities located in Shanghai, China, one manufacturing facility located in Taipei, Taiwan and a wafer fabrication facility in Kansas City, Missouri; and our sales and marketing and logistical centers are located in Taipei, Taiwan; Shanghai and Shenzhen, China; and Hong Kong. We also have regional sales offices or representatives in: Derbyshire, England; Toulouse, France; Frankfurt, Germany; and various cities in the United States.

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

➢
In 2005 and 2006, 15.3% and 27.3%, respectively, of our net sales were derived from products introduced within the last three years, which we term “new products,” compared to 14.3% in 2004. New products generally have gross profit margins that are significantly higher than the margins of our standard products. We expect net sales derived from new products to increase in absolute terms, although our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix.

➢
Our gross profit margin was 33.2% in 2006, compared to 34.6% in 2005 and 32.7% in 2004. Our gross profit margin decrease in 2006 was due to the lower gross margin (approximately 25%) related to the acquisition of the analog product line. We will continue to move the analog product to our China manufacturing facilities to increase the gross margin on this product line. Future gross profit margins will depend primarily on our product mix, cost savings, and the demand for our products.

➢
As of December 31, 2006, we had invested approximately $127.2 million in our Asian manufacturing facilities. During 2006, we invested approximately $33.6 million in our Asian manufacturing facilities and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

➢
During 2006, the percentage of our net sales derived from our Asian subsidiaries was 71.9%, compared to 65.4% in 2005 and 55.5% in 2004. We expect our net sales to the Asian market to continue to increase as a percentage of our total net sales for 2007 and beyond as a result of the continuing shift of the manufacture of electronic products from the United States to Asia.

➢
We have increased our investment in research and development from $3.7 million in 2005 to $8.3 million in 2006. We continue to seek to hire qualified engineers who fit our focus on proprietary semiconductor processes and packaging technologies. Our goal is to expand research and development expenses to approximately 2-3% of net sales, which will enable us to bring additional proprietary devices to the market.

During 2005, we sold 2,125,000 shares of our Common Stock in a follow-on public offering, raising approximately $71.7 million (net of commissions and expenses). We used approximately $31 million of the net proceeds in connection with the Anachip acquisition and we intend to use the remaining net proceeds from this offering for working capital and other general corporate purposes, including acquisitions.

On October 12, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”), which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. The Notes will be convertible into cash or, at our option, cash and shares of our Common Stock based on an initial conversion rate, subject to adjustment, of 17.0946 shares per $1,000 principal amount of Notes (which represents an initial conversion price of $58.50 per share), in certain circumstances. In addition, following a “make-whole fundamental change” that occurs prior to October 1, 2011, we will, at our option, increase the conversion rate for a holder who elects to convert its Notes in connection with such “make-whole fundamental change,” in certain circumstances. We intend to use the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or additional purchases of Common Stock.

As part of our growth strategy, in December 2005, we announced the acquisition of Anachip, a fabless Taiwanese semiconductor company focused on analog ICs designed for specific applications. The acquisition, which closed on January 10, 2006, fits in the center of our long-term strategy. Anachip’s main product focus is Power Management ICs. The analog devices they produce are used in LCD monitor/TVs, wireless LAN 802.11 access points, brushless DC motor fans, portable DVD players, datacom devices, ADSL modems, TV/satellite set-top boxes, and power supplies. Anachip brings a design team with strong capabilities in a range of targeted analog and power management technologies. This acquisition also shows our disciplined approach to making acquisitions. We paid $30.8 million to acquire Anachip and the acquisition was accretive to our 2006 earnings.

On November 3, 2006, we completed the purchase of the assets of APD Semiconductor, a privately held U.S.-based fabless semiconductor company. Headquartered in Redwood City, California, APD's main product focus is its patented and trademarked Super Barrier Rectifier TM (SBR TM) technology. The purchase price of the acquisition was $8.4 million in addition to a potential earn-out provision with respect to pre-defined covered products. Revenue generated from APD technologies was approximately $500,000 for year 2006. For 2007, we project the revenue generated from the APD product line to exceed the purchase price and that the acquisition will be accretive. The APD acquisition is aligned with our strategy of strengthening our technology leadership in the standard semiconductor market and expanding our product capabilities across important segments of our end-markets.

Net Sales

We generate a substantial portion of our net sales through the sale of semiconductor products that are designed and manufactured by third parties or us. We also generate a portion of our net sales from outsourcing our manufacturing capacity to third parties and from the sale of silicon wafers to manufacturers of discrete semiconductor components. We serve customers across diversified industries, including the consumer electronics, computing, industrial, communications and automotive markets.

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

Cost of goods sold

Cost of goods sold includes manufacturing costs for our semiconductors and our wafers. These costs include raw materials used in our manufacturing processes as well as the labor costs and overhead expenses. Cost of goods sold is also impacted by yield improvements, capacity utilization and manufacturing efficiencies. In addition, cost of goods sold includes the cost of products that we purchase from other manufacturers and sell to our customers. Cost of goods sold is also affected by inventory obsolescence if our inventory management is not efficient.

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

Research and development expenses

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development expenses are primarily associated with our wafer facility in Kansas City, Missouri and our manufacturing facilities in China and Taiwan, as well as with our engineers in the U.S. All research and development expenses are expensed as incurred, and we expect our research and development expenses to increase in absolute dollars as we invest in new technologies and product lines.

 Interest income/expense

Interest income consists of interest earned on our cash and investment balances. Interest expense consists of interest payable on our outstanding credit facilities and other debt instruments including the convertible bond.

 Income tax provision

  Our global presence requires us to pay income taxes in a number of jurisdictions. In general, earnings in the U.S. and Taiwan are currently subject to tax rates of 39.0% and 35.0%, respectively. Earnings of Diodes-Hong Kong are subject to a 17.5% tax for local sales or local source sales; all other Hong Kong sales are not subject to foreign income taxes. Earnings at Diodes-Taiwan and Diodes-Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by our China subsidiaries and sold to customers outside of Taiwan and Hong Kong, respectively. The U.S. tax rate on these earnings is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, we receive credit against our U.S. federal tax liability for income taxes paid by our foreign subsidiaries. Funds repatriated from foreign subsidiaries to the U.S. may be subject to Federal and state income taxes.

Diodes-China is located in the Songjiang district, where the standard central government tax rate is 24.0%. However, as an incentive for establishing Diodes-China, the earnings of Diodes-China were subject to a 0% tax rate by the central government from 1996 through 2000, and to a 12.0% tax rate from 2001 through 2006. In addition, due to an $18.5 million permanent re-investment of Diodes-China earnings in 2004, Diodes-China has re-applied to the Chinese government for additional preferential tax treatment on earnings that are generated by this $18.5 million investment. If approved, those earnings will be exempted from central government income tax for two years, and then subject to a 12.0% tax rate for the following three years.

In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China, the local government waived this tax from 1996 through 2005. Management expects this tax to be waived for 2006; however, the local government can re-impose this tax at its discretion at any time.

In 2004, we established our second Shanghai-based manufacturing facility, Diodes-Shanghai, located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government standard tax rate is 15.0%. From 2010 onward, Diodes-Shanghai earnings might not continue to be subject to the 15% tax rate as a proposed income tax reform is expected to be taking effect in 2007 which could terminate some existing tax incentive for foreign enterprise doing business in China. There is no local government tax. During 2004, Diodes-Shanghai earnings were subject to the standard 15.0% central government tax rate. As an incentive for establishing Diodes-Shanghai, the 2005 and 2006 earnings of Diodes-Shanghai were exempted from central government income tax, and for the years 2007 through 2009 its earnings will be subject to a 7.5% tax rate. From 2010 onward, Diodes-Shanghai earnings might not continue to be subject to the 15% tax rate as a proposed income tax reform is expected to be taking effect in 2007 which could terminate some existing tax incentive for foreign enterprise doing business in China.

With the recently proposed China government income tax reform, which could terminate some existing tax incentives for foreign enterprises doing business in China, it is unclear to what extent our China subsidiaries will continue to receive preferential tax treatment.

As an incentive for the formation of Anachip, earnings of Anachip are subject to a five-year tax holiday (subject to certain qualifications of Taiwanese tax law). In the third quarter of 2006, we elected to begin this five-year tax holiday as of January 1, 2006.

As of December 31, 2006, accumulated and undistributed earnings of Diodes-China and Diodes-Shanghai are approximately $67.0 million, including $28.5 million of restricted earnings (which are not available for dividends). Through March 31, 2002, we had not recorded deferred U.S. Federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since we, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the U.S. Beginning in April 2002, we began to record deferred taxes on a portion of the China earnings in preparation of a dividend distribution. In the year ended December 31, 2004, we received a dividend of approximately $5.7 million from our Diodes-China subsidiary, for which the tax effect is included in U.S. Federal and state taxable income.

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

At December 31, 2004, we made a minimum estimate for repatriating cash from our subsidiaries in China and Hong Kong of $8.0 million under the AJCA, and recorded an income tax expense of approximately $1.3 million. Under the guidelines of the AJCA, we developed a required domestic reinvestment plan, covering items such as U.S. bank debt repayment, U.S. capital expenditures and U.S. research and development activities, among others, to cover the dividend repatriation. During 2005, we completed a quantitative analysis of the benefits of the AJCA, the foreign tax credit implications, and state and local tax consequences of the impact of the AJCA on our plans for repatriation. Based on the analysis, we repatriated $24.0 million from our foreign subsidiaries in 2005.

We are evaluating the need to provide additional deferred taxes for the future earnings of our foreign subsidiaries to the extent such earnings may be appropriated for distribution to our corporate office in North America, and as further investment strategies with respect to foreign earnings are determined. The distribution of any unappropriated funds from our foreign subsidiaries to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income. As of December 31, 2006, we have recorded approximately $3.3 million in deferred taxes for earnings of our foreign subsidiaries, primarily Diodes-Hong Kong.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes, among others. Our estimates are based upon historical experiences, market trends and financial forecasts and projections, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

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

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities. We continually evaluate our deferred tax asset as to whether it is likely that the deferred tax assets will be realized. If management ever determined that our deferred tax asset was not likely to be realized, a write-down of the asset would be required and would be reflected as an expense in the accompanying period.

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

Impairment of long-lived assets

As of December 31, 2006, goodwill was $25.0 million ($4.2 million related to the FabTech acquisition, $0.9 million related to Diodes-China and $19.9 million related to Anachip). We account for goodwill in accordance with SFAS No. 142 (“Goodwill and Other Intangible Assets”), for which goodwill is tested for impairment at least annually. We performed the required impairment tests of goodwill and have determined that the goodwill is fully recoverable.

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

The adoption of SFAS 123R, applying the “modified prospective method,” as elected by us, requires us to value stock options prior to our adoption of SFAS 123 under the fair value method and expense these amounts over the stock options' remaining vesting period. This resulted in the expensing of $6.5 million in the year ended December 31, 2006, which was recorded within the cost of goods sold expense, general and administrative expense and research and development expense on our condensed consolidated income statement. In addition, SFAS 123R requires us to reflect any tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash inflow in our statement of cash flows rather than as an operating cash flow as in prior periods (See “Note 13 - Share-based Compensation” for details). We have changed our primary award type to employees from stock options to stock awards as an improved method of employee reward and retention. In general, we increased the vesting period from three years to four years, and reduced the number of shares subject to the award by a factor of three.

We have 567,748 restricted stock grants outstanding as of December 31, 2006. The restricted stock grants will be recorded each quarter as a non-cash operating expense item. As of December 31, 2006, there was $10.2 million of total unrecognized compensation cost related to non-vested share-based compensation. This cost is expected to be recognized over a weighted-average period of 3.0 years. In the year ended December 31, 2006, an expense of $1.8 million was recorded. In addition to the expense, the effects of the restricted stock grants are included in the diluted shares outstanding calculation.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net sales					Percentage Dollar Increase (Decrease)
	Year Ended December 31,					Year Ended Decemeber 31,
	2002	2003	2004	2005	2006	'02 to '03	'03 to '04	'04 to '05	'05 to '06

Net sales	100%	100%	100%	100%	100%	18.2%	35.6%	15.6%	59.9%

Cost of goods sold	(76.9)	(73.3)	(67.3)	(65.4)	(66.8)	12.6	24.5	12.3	63.4

Gross profit	23.1	26.7	32.7	34.6	33.2	36.8	66.3	22.5	53.1

Operating expenses	(15.4)	(16.6)	(14.5)	(15.8)	(16.4)	27.8	18.8	25.8	66.4

Income from operations	7.7	10.1	18.2	18.8	16.7	54.5	143.9	19.8	42.0

Interest income (expense)	(1.0)	(0.6)	(0.3)	0.1	1.5	(27.3)	(25.9)	(134.7)	2215.4

Other income (expense)	0.1	(0.0)	(0.2)	0.2	(0.4)	(107.5)	(8260.0)	197.1	463.1

Income before taxes and minority interest	6.8	9.5	17.6	19.1	17.8	65.5	152.0	25.6	48.7

Income tax provision	(1.5)	(1.8)	(3.5)	(3.1)	(3.4)	42.3	164.8	2.6	74.9

Minority interest	(0.3)	(0.3)	(0.4)	(0.5)	(0.4)	36.3	54.9	61.8	17.8

Net income	5.0	7.4	13.8	15.5	14.0	74.0	153.1	30.4	44.4

The following discussion explains in greater detail the consolidated financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. All per share amounts have been adjusted to reflect the three-for-two stock split in December 2005.

Year 2006 Compared to Year 2005

Net sales

Net sales for 2006 increase $128.5 million to $343.3 million from $214.8 million for 2005. The 59.9% increase was due primarily to a 42.6% increase in units sold combined with a 12.1% increase in average selling prices (ASP). The increase in ASP was due to the product lines related to the Anachip and APD acquisitions. The following table sets forth the geographic breakdown of our net sales for the periods indicated based on the country to which the product is shipped:

	Net sales for the year ended December 31		Percentage of Net sales
	2005	2006	2005	2006

China	$68,050	$118,303	31.7%	34.5%
Taiwan	59,838	96,401	27.9%	28.1%
United States	54,981	76,357	25.6%	22.2%
All Others	31,896	52,247	14.9%	15.2%
Total	$214,765	$343,308	100.0%	100.0%

Cost of goods sold

Cost of goods sold increased $89.0 million, or 63.4%, for 2006 compared to $140.4 million in 2005. As a percent of sales, cost of goods sold increased from 65.4% for 2005 to 66.8% for 2006. Our average unit cost (AUP) for discrete devices decreased approximately 4.4% from 2005, and AUPs for wafer products increased approximately 6.0%. As per SFAS 123R, included in cost of goods sold for 2006 was $469,000 of non-cash, stock option compensation expense related to our manufacturing facilities.

Gross profit

Gross profit for 2006 increased 53.1% to $113.9 million from $74.4 million for 2005. Gross margin as a percentage of net sales was at 33.2% for the year of 2006, down from 34.6% for the year of 2005. The decreased gross margin was primarily due to the lower margin product line related to the Anachip acquisition.

Selling, general and administrative expenses

Selling, general and administrative expenses (SG&A) for 2006 increased approximately $17.7 million, or 58.3%, compared to $30.3 million in 2005, due primarily to (i) an approximately $5.4 million increase associated with non-cash, share-based compensation expense due to our adoption of SFAS 123R, (ii) higher sales commissions, wages and marketing expenses associated with the acquisition of Anachip, and (iii) audit and legal expenses associated with Sarbanes-Oxley Act compliance. SG&A, as a percentage of net sales, was 14.0% in 2006, compared to 14.1% in 2005. Included in SG&A for the year ended December 31, 2006 was an approximate $620,000 adjustment due to an overstatement of restricted share grant expense recorded in 2005. For comparable purposes, excluding the $5.4 million of share-based compensation, SG&A for the year ended December 31, 2006 would have improved to 12.4% of total sales.

Research and development expenses

Research and development expenses (R&D) in 2006 increased $4.6 million to $8.3 million, or 2.4% of net sales from $3.7 million, or 1.7% of net sales, in 2005. R&D expenses are primarily related to new product development at the silicon wafer level, and, to a lesser extent, at the packaging level. We continue to seek to hire qualified engineers who fit our focus on next-generation processes and packaging technologies. Our current goal is to maintain R&D at 2-3% of revenue as we continue to bring proprietary technology and advanced devices to the market.

Interest income/expense

Net interest income for 2006 was $5.1 million compared to net interest income of $221,000 in 2005, due primarily to interest income earned on proceeds from the offering of convertible notes, as well as to a reduction in our bank loans from $10.7 million at December 31, 2005 to $8.5 million at December 31, 2006. Our interest income is generated from interest earned on our $48.9 million cash balances and $291.0 million short-term investments. Our interest expense is primarily the $1.1 million interest payable for $230 million convertible notes.

Other income/loss

Other loss for the year ended December 31, 2006 was $1.5 million, compared to other income $406,000 for the same period of 2005. Included in other expense for the year ended December 31, 2006, was an approximate $1.1 million one-time, non-cash, prior periods adjustment due to the understatement of intercompany currency exchange losses at our Taiwan subsidiary.

Income tax provision

We recognized income tax expense of $11.7 million for 2006, resulting in an effective tax rate of 19.1%, as compared to $6.7 million or 16.3% for the same period in 2005, due primarily to higher income in the U.S. at higher tax rates and accrued dividend related taxes for our foreign subsidiaries.

Minority interest in joint venture earnings

Minority interest in joint venture earnings primarily represented the minority investor's share of the earnings of our China subsidiaries for the period. The joint venture investments were eliminated in the consolidations of our financial statements, and the activities of Diodes-China, Diodes-Shanghai and Diodes-Anachip were included therein. As of December 31, 2006, we had 95% controlling interests in Diodes-China and Diodes-Shanghai, and a 99.81% controlling interest in Diodes-Anachip.

Net income

We generated net income of $48.1 million (or $1.88 basic earnings per share and $1.74 diluted earnings per share) for the twelve months ended December 31, 2006. For comparison purposes, excluding $5.3 million net of tax stock option expenses, pro forma net income was $53.4 million (or $2.09 basic earnings per share and $1.89 diluted earnings per share) for the twelve months ended December 31, 2006, as compared to $33.3 million (or $1.44 basic earnings per share and $1.29 diluted earnings per share) for the same period in 2005.

Year 2005 Compared to Year 2004

Net sales

Net sales for 2005 increased $29.1 million to $214.8 million from $185.7 million for 2004. The 15.6% increase was due primarily to an approximately 36.0% increase in units sold as a result of increased end-market demand for our products, partly offset by a 15.0% decrease in ASPs. ASPs for discrete products decreased by 10.7% while ASPs for wafers fell 17.3%. The following table sets forth the geographic breakdown of our net sales for the periods indicated based on the country to which the product is shipped:

	Net sales for the year ended December 31		Percentage of Net sales
	2004	2005	2004	2005

China	$44,311	$68,050	23.9%	31.7%
Taiwan	50,716	59,838	27.3%	27.9%
United States	53,204	54,981	28.7%	25.6%
All Others	37,472	31,896	20.2%	14.9%
Total	$185,703	$214,765	100.0%	100.0%

Cost of goods sold

Cost of goods sold increased $15.4 million, or 12.3%, for 2005 compared to $125.0 million in 2004. As a percent of sales, cost of goods sold decreased from 67.3% for 2004 to 65.4% for 2005. Our AUP for discrete devices decreased approximately 14.3% from 2004, and AUPs for wafer products decreased approximately 14.9%. These cost decreases were due primarily to improved manufacturing efficiencies.

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

Selling, general and administrative expenses

SG&A for 2005 increased approximately $6.8 million, or 28.9%, compared to $23.5 million 2004, due primarily to (i) a $1.8 million expense relating to share inducement grants made to our President and Chief Executive Officer, and our Vice Chairman, (ii) higher sales commissions, wages and marketing expenses associated with increased sales and, (iii) consulting, legal and accounting fees primarily associated with Sarbanes-Oxley compliance. SG&A, as a percentage of net sales, was 14.1% in 2005, compared to 12.7% in 2004.

Research and development expenses

R&D increased to $3.7 million, or 1.7% of net sales, in 2005 from $3.4 million, or 1.8% of net sales, in 2004. R&D expenses are primarily related to new product development at the silicon wafer level, and, to a lesser extent, at the packaging level.

Gain on sale of fixed assets

Gain on sale of fixed assets of $102,000 for 2005 was due primarily to a gain on the termination of two capital leases in China.

Interest income / expense

Net interest income for 2005 was $221,000 compared to net interest expense of $620,000 in 2004, due primarily to interest income earned on proceeds from our public offering of equity securities in 2005, as well as to a reduction in our total debt from $17.5 million at December 31, 2004 to $12.5 million at December 31, 2005. Our interest income is generated from interest earned on our cash balances and short-term investments. Our interest expense has been primarily the result of borrowings to finance the FabTech acquisition in 2000, as well as our ongoing investment in, and expansion of, our Diodes-China and Diodes-Shanghai manufacturing facilities.

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

Minority interest in joint venture earnings

Minority interest in joint venture earnings represents the minority investor’s share of the income of Diodes-China and Diodes-Shanghai (established in 2004). The increase in these subsidiaries’ income for the twelve months ended December 31, 2005 is primarily the result of increased sales and manufacturing efficiencies. As of December 31, 2005, we had a 95% controlling interest in each of these subsidiaries.

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

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash, funds from operations and borrowings under our credit facilities. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs. For 2004, 2005 and 2006, our working capital was $49.6 million, $146.7 million, and $395.4 million, respectively. We anticipate our working capital position will be sufficient for at least the next 12 months.

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

On October 12. 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”), which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. We intend to use the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or additional purchases of Common Stock.

In connection with the issuance of the Notes, we incurred approximately $6.2 million of issuance costs, which primarily consisted of investment banker fees, legal and accounting fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the straight-line method over the life of the Notes from issuance through October 12, 2011.

In 2004, 2005 and 2006, our capital expenditures were $26.5 million, $24.7 million and $45.1 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the United States, and an office building in Taiwan. Excluding this non-production related $6 million building purchase in Taiwan, the capital expenditures for 2006 were approximately 11.4% of revenue, which is in the range of our 10-12% full-year estimate.

Discussion of cash flows

Cash and short-term investments have increased from $19.0 million at December 31, 2004, to $113.6 million at December 31, 2005, to $339.9 million at December 31, 2006. The increase from 2004 to 2005 was primarily due to the proceeds from the follow-on offering. During 2006, we increased short-term investments to $339.9 million from the proceeds of the convertible note offering.

Operating activities

Net cash provided by operating activities during 2006 was $72.1 million, resulting primarily from $48.1 million of net income in this period. Net cash provided by operating activities was $47.7 million for 2005 and $20.8 million for 2004. Net cash provided by operations increased by $24.4 million from 2005 to 2006. This increase resulted primarily from a $14.8 million increase in our net income (from $33.3 million in 2005 to $48.1 million in 2006), $6.5 million increase in non-cash, share-based compensation expense, and $4.8 million increase in depreciation and amortization expense, partially offset by increases in inventories, resulting from slower inventory turns, and increases in accounts receivable and prepaid expenses and other assets. We continue to closely monitor our credit terms with our customers, while at times providing extended terms, primarily required by our customers in Asia and Europe.

Investing activities

Net cash used by investing activities for 2006 was $325.7 million resulting from capital expenditures of $45.7 million, including the $6 million office building purchase in Taiwan, $250.7 million short-term investments of municipal bonds and $29.4 million used for acquisitions including the final acquisition payment for Anachip of $21.0 million (net of cash acquired) and the $8.4 million APD acquisition payment.

 Financing activities

Net cash provided by financing activities for 2006 was $229.0 million, resulting primarily from $224.0 million in net proceeds from the offering of convertible notes and $4.8 million loan proceeds in Taiwan secured by land and building, offset by $10.4 million debt repayment. In addition, we received $4.3 million from stock option exercises in 2006 and $6.7 million in excess tax benefits related to stock option exercise. Net cash provided by financing activities was $73.7 million for 2005 and $10.7 million for 2004. Net cash provided by financing activities for 2005 was $73.7 million, resulting primarily from $71.7 million in net proceeds from the offering of equity securities, offset by $10.9 million in debt repayment. In addition, we received $4.2 million from stock option exercises in 2005 and $2.9 million in excess tax benefits related to stock option exercise. Net cash provided by financing activities for 2004 was primarily due to $5.6 million received in connection with the exercise of stock options and excess tax benefits of $8.5 million related to stock option exercise, partially offset by $7.1 million repaid under our debt instruments.

Debt instruments

On October 12, 2006, we issued $230 million in aggregate principal convertible senior notes due on October 1, 2026, which pay interest semiannually at a rate of 2.25% per annum. The notes will be convertible, in certain circumstances, into cash up to the principal amount, and any conversion value above the principal amount will be convertible, at our option, into cash or shares of Common Stock, at an initial conversion rate of 17.0946 shares per $1,000 principal amount of notes (which represents an initial conversion price of $58.50 per share). The initial conversion price represents a 39.68% conversion premium, based on the last reported sale price of $41.88 of our Common Stock on October 5, 2006.

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

The revolving credit commitment expires on August 29, 2008. The FabTech term loan, which amortizes monthly, matures on August 29, 2010. As of December 31, 2006, we had no amounts outstanding under our revolving credit facility, and $3.7 million was outstanding under the FabTech term loan. Loans to us under our credit facility are guaranteed by FabTech, and in turn, the FabTech term loan is guaranteed by us. The purpose of the revolving credit facility is to provide cash for domestic working capital purposes, and to fund permitted acquisitions.

All loans under the credit facility and the FabTech term loan are collateralized by all of our U.S. accounts, instruments, chattel paper, documents, general intangibles, inventory, equipment, furniture and fixtures, pursuant to security agreements entered into by us in connection with these credit arrangements.

Any amounts borrowed under the revolving credit facility and the FabTech term loan bear interest at LIBOR plus 1.15%. At December 31, 2006, the effective rate under both the credit agreement and the FabTech term loan was LIBOR plus 1.15%, or approximately 6.51%.

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

As of December 31, 2006, our Asia subsidiaries have available lines of credit of up to an aggregate of $34.8 million with a number of Chinese and Taiwanese financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by its premises, are unsecured, uncommitted and, in some instances, may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin.

As of December 31, 2006, Diodes-China owed $1.4 million under a note to one of our customers, which debt was incurred in connection with our investing in manufacturing equipment. We repay this unsecured and interest-free note in quarterly price concession installments, with any remaining balance due in July 2008.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, hedging or research and development services, that could expose us to liability that is not reflected on the face of our financial statements.

Contractual Obligations

The following table represents our contractual obligations as of December 31, 2006:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$239,917	$2,802	$2,695	$1,388	$233,032
Capital leases	1,868	185	370	370	943
Operating leases	16,169	4,096	5,870	6,176	27
Purchase obligations	7,466	7,466	0	0	0
Total obligations	$265,420	$15,549	$8,935	$7,934	$234,002

Inflation did not have a material effect on net sales or net income in fiscal years 2004 through 2006. A significant increase in inflation could affect future performance.

Recently Issued Accounting Pronouncements and Proposed Accounting Changes

In February 2007, the FASB issued FAS 159, The Fair Value Option for financial assets and financial liabilities - including an amendment of FASB statement No. 115 (“FAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company has not yet determined the effect, if any, that the implementation of FAS 159 will have on our results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position (FSP) AIG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 addresses the accounting for planned major maintenance activities. Specifically, the FSP prohibits the practice of the accrue-in-advance method of accounting for planned major maintenance activities. FSP AUG AIR-1 is effective for the first fiscal year beginning after December 15, 2006. Retrospective application is required unless impracticable. We do not believe the adoption of FSP AUG AIR-1 will have a material impact on our consolidated financial statements.

In September 2006, FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” ("FAS 158"). FAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. We do not expect FAS 158 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the effect, if any, that the implementation of FAS 157 will have on our results of operations or financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2007. We do not expect SAB 108 to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We continue to evaluate the impact of FIN 48 on our consolidated financial statements, and at this time, we do not know the impact upon adoption of this standard.

In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation).” Taxes within the scope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. The Company’s policy is to exclude all such taxes, if any, from revenue. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any material effect on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk. We face exposure to adverse movements in foreign currency exchange rates, primarily in Asia. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results. Certain of our assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan and the Taiwanese dollar and, to a lesser extent, the Japanese Yen, the Euro and the Hong Kong dollar. Because of the relatively small size and nature of each individual currency exposure, we do not regularly employ hedging techniques designed to mitigate foreign currency exposures. Therefore, we do experience currency gains and losses. If the Chinese Yuan and the Taiwanese dollar were to strengthen or weaken by 1.0% against the U.S. dollar, we would experience currency losses of approximately $115,000 and $387,000, respectively. In the future, we may enter into hedging arrangements designed to mitigate foreign currency fluctuations.

The Chinese government does not permit the Chinese Yuan to float and be traded freely compared to other world currencies. Should the Chinese government allow a significant Chinese Yuan appreciation, and we do not take appropriate means to offset this exposure, the effect could have an adverse impact upon our financial results.

Interest Rate Risk. We have credit facilities with U.S. and Asian financial institutions as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. In July 2001, we entered into an interest rate swap agreement to hedge our exposure to variability in expected future cash flows resulting from interest rate risk related to a portion of our long-term debt. The interest rate under the swap agreement was fixed at 6.8% and was based on the notional amount of U.S. $2.3 million as of December 31, 2003. The swap contract was inversely correlated to the related hedged long-term debt and was therefore considered an effective cash flow hedge of the underlying long-term debt. The level of effectiveness of the hedge was measured by the changes in the market value of the hedged long-term debt resulting from fluctuation in interest rates. At November 30, 2004 the interest rate swap agreement on our long-term debt expired. As a matter of policy, we do not enter into derivative transactions for trading or speculative purposes. As of December 31, 2006, our outstanding debt under our interest-bearing credit agreements was $239.9 million, including $230 million convertible notes with a fixed interest rate of 2.25%. Based on an increase or decrease in interest rates by 1.0% for the year, our annual interest rate expense would increase or decrease by approximately $99,000.

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

Under the supervision and with the participation from management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Moss Adams LLP, an independent registered public accounting firm, who has expressed unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 as stated in their report which is included in Item 8 of this Report.

Changes in Internal Control

There was no change in our internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Diodes Incorporated and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Diodes Incorporated and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the capitalize company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Diodes Incorporated and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Also in our opinion, Diodes Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Diodes Incorporated and Subsidiaries as of and for the year ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Moss Adams LLP
Moss Adams LLP
Los Angeles, California
February 28, 2007

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the section entitled "Proposal One - Election of Directors" contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year end of December 31, 2006, for its annual stockholders' meeting for 2007 (the "Proxy Statement").

We have adopted a code of ethics that applies to our Chief Executive Officer and senior financial officers. The code of ethics has been posted on our website under the Corporate Governance portion of the Investor Relations section at www.diodes.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provisions of our code of ethics on our website.

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

Item 13.    Certain Relationships, Related Transactions and Director Independence

The information concerning certain relationships, related transactions and director independence is incorporated herein by reference from the section entitled “Proposal One - Election of Directors - Certain Relationships, Related Transactions and Director Independence” and “Proposal One - Elections of Directors” contained in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information concerning the Company’s principal accountant’s fees and services is incorporated herein by reference from the section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   Financial Statements and Schedules

(1) Financial statements:	Page

Report of Independent Registered Public Accounting Firm	46

Consolidated Balance Sheet at December 31, 2005 and 2006	47 to 48

Consolidated Statement of Income for the Years Ended December 31, 2004, 2005, and 2006	49

Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2004, 2005, and 2006	50

Consolidated Statement of Cash Flows for the Years Ended December 31, 2004, 2005, and 2006	51 to 52

Notes to Consolidated Financial Statements	53 to 83

(2) Schedules:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	84

Schedule II – Valuation and Qualifying Accounts	85

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and note thereto.

(b)	Exhibits

The exhibits listed on the Index to Exhibits at page 86 are filed as exhibits or incorporated by reference to this Annual Report on Form 10-K.

(c)	Financial Statements of Unconsolidated Subsidiaries and Affiliates

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and cash flows for each of the years in the three year period ended December 31, 2006, in conformity with accepted accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 13 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Diodes Incorporated and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Moss Adams LLP
MOSS ADAMS LLP

Los Angeles, California
February 28, 2007

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2005	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$73,288,000	$48,888,000
Short-term investments	40,348,000	291,008,000
Total cash and short-term investments	113,636,000	339,896,000
Accounts receivable
Trade customers	48,348,000	72,175,000
Related parties	6,804,000	6,147,000
	55,152,000	78,322,000
Allowance for doubtful accounts	(534,000)	(617,000)
Accounts receivable, net of allowances	54,618,000	77,705,000

Inventories	24,611,000	48,202,000
Deferred income taxes, current	2,541,000	4,650,000
Prepaid expenses and other	5,326,000	8,393,000
Total current assets	200,732,000	478,846,000

PROPERTY, PLANT AND EQUIPMENT, net	68,930,000	95,469,000

DEFERRED INCOME TAXES, non-current	8,466,000	5,428,000

OTHER ASSETS
Equity investment	5,872,000	-
Intangible assets, net	-	10,669,000
Goodwill	5,090,000	25,030,000
Other	425,000	6,697,000
Total assets	$289,515,000	$622,139,000

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

December 31,	2005	2006

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit	$3,000,000	$-
Accounts payable
Trade	18,619,000	40,029,000
Related parties	7,921,000	12,120,000
Accrued liabilities	18,312,000	24,967,000
Income tax payable	1,470,000	3,433,000
Current portion of long-term debt	4,621,000	2,802,000
Current portion of capital lease obligations	138,000	141,000
Total current liabilities	54,081,000	83,492,000

LONG-TERM DEBT, net of current portion
2.25% convertible senior notes due 2026	-	230,000,000
Others	4,865,000	7,115,000
CAPITAL LEASE OBLIGATIONS, net of current portion	1,618,000	1,477,000
OTHER LONG TERM LIABILITIES	-	1,101,000
MINORITY INTEREST IN JOINT VENTURE	3,477,000	4,787,000
Total Liabilities	64,041,000	327,972,000

STOCKHOLDERS' EQUITY
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 25,258,119 and 25,961,267 issued at 2005 and 2006, respectively	16,839,000	17,308,000
Additional paid-in capital	94,664,000	113,449,000
Retained earnings	114,659,000	162,802,000
Accumulated other comprehensive gain (loss)	(688,000)	608,000
Total stockholders' equity	225,474,000	294,167,000
Total liabilities and stockholders' equity	$289,515,000	$622,139,000

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,	2004	2005	2006

NET SALES	$185,703,000	$214,765,000	$343,308,000

COST OF GOODS SOLD	124,968,000	140,388,000	229,416,000

Gross profit	60,735,000	74,377,000	113,892,000

OPERATING EXPENSES
Selling, general and administrative	23,503,000	30,285,000	47,945,000
Research and development	3,422,000	3,713,000	8,317,000
Loss (gain) on fixed assets	14,000	(102,000)	152,000
Total operating expenses	26,939,000	33,896,000	56,414,000

Income from operations	33,796,000	40,481,000	57,478,000

OTHER INCOME (EXPENSES)
Interest income (expense), net	(637,000)	221,000	5,117,000
Other	(418,000)	406,000	(1,474,000)
Total other income (expenses)	(1,055,000)	627,000	3,643,000

Income before income taxes and minority interest	32,741,000	41,108,000	61,121,000

INCOME TAX PROVISION	(6,514,000)	(6,685,000)	(11,689,000)

Income before minority interest	26,227,000	34,423,000	49,432,000

Minority interest in earnings of joint venture	(676,000)	(1,094,000)	(1,289,000)

NET INCOME	$25,551,000	$33,329,000	$48,143,000

EARNINGS PER SHARE
Basic	$1.27	$1.44	$1.88
Diluted	$1.10	$1.29	$1.74

Number of shares used in computation
Basic	20,106,413	23,168,180	25,628,419
Diluted	23,207,156	25,894,384	27,667,755

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2004, 2005, and 2006
	Common stock
	Shares	Shares in Treasury	Amount	Common stock in treasury	Additional paid-in capital	Retained earnings	Accumulated other comprehensive gain (loss)	Total

BALANCE, December 31, 2003	21,940,925	2,420,262	$14,627,000	$(1,782,000)	$3,067,000	$55,779,000	$(241,000)	$71,450,000

Comprehensive income, net of tax:

Net income for the yearended December 31, 2004						25,551,000		25,551,000

Translation adjustments							793,000	793,000

Change in unrealized loss on derivative instruments, net of tax of $9,000							23,000	23,000

Total comprehensive income								26,367,000

Management fee from LSC					180,000			180,000

Exercise of stock options including $8,514,000 incometax benefit	1,703,976	-	1,136,000	-	13,015,000	-	-	14,151,000

BALANCE, December 31, 2004	23,644,901	2,420,262	$15,763,000	$(1,782,000)	$16,262,000	$81,330,000	$575,000	$112,148,000

Comprehensive income, net of tax:

Net income for the year ended December 31, 2005						33,329,000		33,329,000

Translation adjustments							(1,263,000)	(1,263,000)

Total comprehensive income								32,066,000

Management fee from LSC					180,000			180,000

Exercise of stock options including $2,898,000 income tax benefit	787,545		525,000		7,023,000			7,548,000

Share-based compensation	58,435		39,000		1,775,000			1,814,000

Follow-on offering	3,187,500		2,126,000		69,592,000			71,718,000

Treasury share retirement	(2,420,262)	(2,420,262)	(1,614,000)	1,782,000	(168,000)	-	-	-

BALANCE, December 31, 2005	25,258,119	-	$16,839,000	$-	$94,664,000	$114,659,000	$(688,000)	$225,474,000

Comprehensive income, net of tax:

Net income for the year ended December 31, 2006						48,143,000		48,143,000

Translation adjustments							1,296,000	1,296,000

Total comprehensive income								49,439,000

Exercise of stock options	703,148		469,000		3,858,000			4,327,000

Excess tax pools					6,655,000			6,655,000

Share-based compensation					8,272,000			8,272,000

BALANCE, December 31, 2006	25,961,267	-	$17,308,000	$-	$113,449,000	$162,802,000	$608,000	$294,167,000

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2004	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,551,000	$33,329,000	$48,143,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,173,000	16,228,000	21,065,000
Minority interest earnings	676,000	1,094,000	1,289,000
Share-based compensation	-	1,814,000	8,272,000
Loss (gain) on disposal of property, plant and equipment	14,000	(102,000)	152,000
Adjustment of other comprehensive income	-	-	1,071,000
Changes in operating assets:
Accounts receivable	(13,203,000)	(11,037,000)	(11,320,000)
Inventories	(6,074,000)	(2,373,000)	(16,283,000)
Prepaid expenses and other current assets	(2,474,000)	696,000	(2,792,000)
Deferred income taxes	(3,051,000)	(3,482,000)	929,000
Changes in operating liabilities:
Accounts payable	3,728,000	5,330,000	14,534,000
Accrued liabilities	1,468,000	2,770,000	4,957,000
Other liabilities	-	-	101,000
Income taxes payable	978,000	3,390,000	1,963,000
Net cash provided by operating activities	20,786,000	47,657,000	72,081,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(26,201,000)	(19,583,000)	(45,656,000)
Purchases of short-term investments	-	(40,348,000)	(250,660,000)
Acquisitions, net of cash acquired	-	(5,872,000)	(29,433,000)
Proceeds from sales of property, plant and equipment	68,000	-	54,000
Net cash used by investing activities	(26,133,000)	(65,803,000)	(325,695,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on line of credit, net	(2,321,000)	(3,167,000)	(5,758,000)
Net proceeds from the issuance of common stock	5,628,000	76,367,000	4,327,000
Excess tax benefits	8,514,000	2,898,000	6,655,000
Management incentive reimbursement from LSC	375,000	375,000	-
Proceeds from long-term debt	3,583,000	5,890,000	228,569,000
Repayments of long-term debt	(4,819,000)	(7,750,000)	(4,666,000)
Minority shareholder investment in subsidiary	175,000	-	-
Repayments of capital lease obligations	(158,000)	(136,000)	(138,000)
Dividend to minority shareholder	(300,000)	(750,000)	-
Net cash provided by financing activities	10,677,000	73,727,000	228,989,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	793,000	(1,263,000)	225,000
INCREASE IN CASH	6,123,000	54,318,000	(24,400,000)
CASH AND CASH EQUIVALENTS, beginning of year	12,847,000	18,970,000	73,288,000
CASH AND CASH EQUIVALENTS, end of year	$18,970,000	$73,288,000	$48,888,000

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31,	2004	2005	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$683,000	$633,000	$1,771,000
Income taxes	$2,504,000	$3,443,000	$3,377,000

Non-cash activities:
Tax benefit related to stock options credited to paid-in capital	$8,514,000	$2,898,000	$6,655,000
Property, plant and equipment purchased on accounts payable	$321,000	$5,061,000	$878,000

The Company purchased 99.81% of the capital stock of Anachip Corporation and purchased the net assets of APD semiconductor for total $35.2 million, net of $3.9 million cash acquired ($5.8 million was paid in 2005). In conjunction with the acquistion, liabilities were assumed as follows:

Fair value of assets acquired	56,896,000
Liabilities assumed	(17,737,000)
Cash acquired	(3,888,000)
Cash paid for the acquisitions	35,271,000

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – Diodes Incorporated and its subsidiaries manufacture and distribute low pin-count standard semiconductor products to manufacturers in the consumer electronic, computer, communications, industrial and automotive markets. These products have 8 pins or less and include small signal transistors, MOSFETs, thyristor surge protection devices, transient voltage protection devices, Hall sensors, power management IC’s programmable logic arrays, diodes, recitifiers, bridges, and silicon wafers. The products are sold primarily throughout North America, Asia and Europe.

Principles of consolidation –The consolidated financial statements include Diodes-North America and its subsidiaries:

Diodes Taiwan Corporation, Ltd. (“Diodes-Taiwan”) - 100% owned
Diodes Hong Kong Ltd. (“Diodes-Hong Kong”) - 100% owned
Anachip Corporation (“Anachip” or “Diodes-Anachip”) - 99.81% owned
Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China”) - 95% owned
Shanghai KaiHong Technology Co., Ltd. (“Diodes-Shanghai”) - 95% owned
FabTech Incorporated (“FabTech” or “Diodes-FabTech”) - 100% owned

All significant intercompany balances and transactions have been eliminated.

Revenue recognition – Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when our price to the buyer is fixed or determinable and when collectibility of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when our product is shipped to both original equipment manufacturers (OEMs) and electronics component distributors. We reduce revenue in the period of sale for estimates of product returns and other allowances.

Product warranty – We generally warrant our products for a period of one year from the date of sale. Historically, warranty expense has not been significant.

Cash and cash equivalents – We consider all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. We currently maintain substantially all of our day-to-day operating cash balances with major financial institutions. Cash balances are usually in excess of Federal and/or foreign deposit insurance limits. We have not experienced any losses related to these balances, and management believes its credit risk to be minimal.

Short-term investments – Our short-term investments consist primarily of municipal bonds, all of which are classified as available-for-sale. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year, and those identified by management at time of purchase for funding operations in less than one year are classified as short-term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Realized gains and losses are accounted for on the specific identification method (see Note 3).

Allowance for doubtful accounts – Management evaluates the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations to us, we record an allowance to reduce the receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories – Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method. On an on-going basis, both finished goods inventory and raw material inventory is evaluated for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to our manufacturing facilities. Based upon this analysis, as well as an inventory aging analysis, a reserve for obsolete and slow-moving inventory is accrued (see Note 4).

Property, plant and equipment – Property, plant and equipment are depreciated using straight-line methods over the estimated useful lives, which range from 20 to 55 years for buildings and 3 to 10 years for machinery and equipment. The estimated lives of leasehold improvements range from 3 to 5 years, and are amortized over the shorter of the remaining lease term or their estimated useful lives (see Note 5).

Goodwill and other intangible assets – We account for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 (“Goodwill and Other Intangible Assets”), under which goodwill is tested for impairment at least annually.

Under SFAS No. 142, goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step test must be performed to measure the amount of the goodwill impairment loss, if any. The second step test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

An independent appraiser performed the required impairment tests of goodwill as of January 1, 2006 and 2007, and has determined that the goodwill is fully recoverable. No goodwill was impaired during the years ended December 31, 2004, 2005 and 2006. As of December 31, 2006, goodwill for Diodes-FabTech, Diodes-China and Diodes-Anachip was $4.2 million, $0.9 million and $19.9 million, respectively (see Note 7).

We also acquired other intangible assets through our Anachip Corporation acquisition in January 2006 and our APD acquisition in November 2006, which were being amortized on a straight-line basis over its estimated useful life. As of December 31, 2006, the net intangible assets were $10.7 million, including $8.5 million for APD patents and $2.2 million for Anachip patents and trademarks (see Note 6).

Debt issuance costs – Debt issuance costs of $6.2 million related to the convertible bond were capitalized and are amortized over 5 years using the straight-line method. Amortization of debt issuance costs is included in other interest expense while the un-amortized balance is included in other assets. Un-amortized debt issuance costs were $6.0 million at December 31, 2006.

Impairment on long-lived assets – Certain of our long-lived assets are reviewed at least annually as to whether their carrying values have become impaired in accordance with SFAS No. 144, (“Accounting for the Impairment or Disposal of Long-Lived Assets”). Management considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or the projected discounted cash flows from related operations. As of December 31, 2006, we expect the remaining carrying value of assets to be recoverable.

Income taxes – Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities (see Note 11).

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of credit risk – Financial instruments, which potentially subject us to concentrations of credit risk, include trade accounts receivable. Credit risk is limited by the dispersion of our customers over various geographic areas, operating primarily in the electronics manufacturing and distribution industries. We perform on-going credit evaluations of our customers, and generally require no collateral. Historically, credit losses have not been significant.

We currently maintain substantially all of our day-to-day cash balances with major financial institutions. Cash balances are usually in excess of Federal and/or foreign deposit insurance limits.

Valuation of financial instruments – The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, working capital line of credit, and long-term debt approximate fair value due to their current market conditions, maturity dates and other factors. Short-term investments classified as available-for-sale are recorded at market value with unrealized gains or losses reflected in other accumulated comprehensive income or loss.

Treasury shares – In December 2005, the Board of Directors canceled the 2,420,262 shares held in treasury. The cancellation has no net impact on stockholders’ equity, shares outstanding, or shares used to compute earnings per share.

Equity investment – On December 20, 2005, we acquired an 18.87% equity interest of Anachip Corporation, a private-held Taiwanese fabless analog IC company, for approximately $5.9 million. The investment is being accounted for under the equity method as required by APB No. 18, ("The Equity Method of Accounting for Investments in Common Stock"). However, we did not record income from the investment on the consolidated financial statements for the ten days ending December 31, 2005, as the amount was not material. In January 2006, we increased our equity ownership of Anachip Corporation to 99.81%. As a result, Anachip was consolidated beginning the first fiscal quarter of 2006.

Stock split – On December 1, 2005, we affected a three-for-two stock split for shareholders of record as of November 18, 2005 in the form of a 50% stock dividend. All share and per share amounts in the accompanying consolidated financial statements and footnotes disclosures have been retroactively adjusted to reflect the effect of this stock split.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share – Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, including those related to share-based compensation and convertible notes. Earnings per share are computed using the “treasury stock method” under Financial Accounting Standards Board (FASB) Statement No. 128. The convertible note includes a net share settlement feature which requires the company to redeem the par amount of the bond in cash and any remaining value, assuming the bond is in the money, in incremental shares, cash or a combination thereof. The net share settled convertible as structured is defined in EITF 90-19, instrument C, which allows us to use treasury stock method of calculating the diluted earnings per share. The incremental value of the shares will be determined based on the average price of our common stock over the reporting period. There are no shares in the earnings per share denominator as our stock price does not exceed the conversion price and there is no conversion spread.

For the years ended December 31, 2004, 2005 and 2006, options outstanding for 0 shares, 682,000 shares and 165,000 shares, respectively, of common stock have been excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

	Years Ended December 31
	2004	2005	2006
Net income for earnings per share computation	$25,551,000	$33,329,000	$48,143,000

Basic
Weighted average number of common shares oustanding during the year	20,106,413	23,168,180	25,628,419
Basic earnings per share	$1.27	$1.44	$1.88
Diluted
Weighted average number of common shares outstanding used in calculating basic earnings per share	20,106,413	23,168,180	25,628,419

Add: additional shares issuable upon exercise of stock options	3,100,744	2,726,204	2,039,336

Weighted average number of common shares used in calculating diluted earnings per share	23,207,157	25,894,384	27,667,755
Diluted earnings per share	$1.10	$1.29	$1.74

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation – Effective in January 1, 2006, we adopted SFAS No. 123R, (“Share-Based Payments”), using the modified prospective method. We are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, we continue to use the Black-Scholes model, consistent with prior period valuations under SFAS 123. No modifications were made to any outstanding share-options prior to the adoption of SFAS 123R.

The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires us to value stock options prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options' remaining vesting period. This resulted in the Company expensing $6.5 million in the year ended December 31, 2006, which was recorded within cost of goods sold, general and administrative expense, and research and development expense on our condensed consolidated income statement. In addition, SFAS 123R requires us to reflect any tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash inflow in its statement of cash flows rather than as an operating cash flow as in prior periods (See “Note 13 - Share-based Compensation” for details). We have changed our primary award type from stock options to stock awards as an improved method of reward and retention. In general, for new grants, we also extended the vesting period from three years to four years, and reduced the number of shares subject to the award by a factor of three.

We have 567,748 restricted stock grants outstanding as of December 31, 2006. The restricted stock grants are recorded each quarter as a non-cash operating expense item. As of December 31, 2006, there was $10.2 million of total unrecognized compensation cost related to non-vested share-based compensation. This cost is expected to be recognized over a weighted-average period of 3.0 years. In addition to the expense, the effect of the restricted stock grants are included in the diluted shares outstanding calculation (See “Note 13 - Share-based Compensation”).

Adjustments to share-based and other expense – Management believed two errors existed in our accounting treatment for certain transactions related to prior reporting periods. In consideration of Staff Accounting Bulletin No. 108, management assessed the impact of the following errors and determined the errors were immaterial, and did not, individually and in the aggregate, materially impact the financial position, net income or earnings per share for any of the affected annual and quarterly results: (i) an overstatement of operating expense for the year ended December 31, 2005 in the amount of $0.8 million relating to the expensing of restricted share grants resulted when we incorrectly marked-to-market the quarterly share grant expense rather than fixing the expense based on the market price of our common stock on the date the award was granted, and (ii) an understatement of other expense in the amounts of $0.1 million, $0.1 million, $0.2 million, and $0.7 million for the years ended December 31, 2002, 2003, 2004, and 2005, respectively, which arose when we incorrectly assessed the long-term nature of our intercompany accounts, and eliminated intercompany foreign currency exchange losses by recording the losses directly to shareholders' equity via other comprehensive loss, rather than recording to shareholders' equity through the income statement. In the quarter ended September 30, 2006, we made a one-time adjustment to the relevant accounts, and the tax adjusted net result was a decrease to net income of approximately $0.6 million

Functional currencies and foreign currency translation – Through our subsidiaries, we maintain foreign operations in Taiwan, Hong Kong and China. We believe the New Taiwan (“NT”) dollar as the functional currency at Diodes-Taiwan and Diodes-Anachip most appropriately reflects the current economic facts and circumstances of the operations. Assets and liabilities recorded in NT dollar are translated at the exchange rate on the balance sheet date. Income and expense accounts are translated at the average monthly exchange rate during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss.

We use the U.S. dollar as the functional currency in Diodes-China, Diodes-Shanghai and Diodes-Hong Kong, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, we will periodically assess our position with respect to the functional currency of our foreign subsidiaries. Included in net income are foreign currency exchange losses of approximately $424,000 for the year ended December 31, 2004, exchange gains of $79,000 for the year ended December 31, 2005, and exchange losses of $1.8 million for the year ended December 31, 2006.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive income – Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities are reported as a separate component of stockholders’ equity, such items, along with net income, are components of comprehensive income. The components of other comprehensive income include foreign currency translation adjustments. Accumulated other comprehensive loss was $688,000 and accumulated other comprehensive gain was $608,000 at December 31, 2005 and December 31, 2006, respectively. The $1.3 million change was primarily a result of a $1.1 million one-time, non-cash adjustment to other expense for inter-company foreign currency exchange losses that were incorrectly recorded directly to shareholders' equity via other comprehensive loss, rather than by recording to shareholders' equity through the income statement.

Recently issued accounting pronouncements and proposed accounting changes –In February 2007, the FASB issued FAS 159, The Fair Value Option for financial assets and financial liabilities - including an amendment of FASB statement No. 115 (“FAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is expected to expand the use of fair value measurement, which is consistent with the long-term measurement objectives for accounting for financial instruments. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company has not yet determined the effect, if any, that the implementation of FAS 159 will have on our results of operations or financial condition.

In September 2006, the FASB issued Staff Position (FSP) AIG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 addresses the accounting for planned major maintenance activities. Specifically, the FSP prohibits the practice of the accrue-in-advance method of accounting for planned major maintenance activities. FSP AUG AIR-1 is effective for the first fiscal year beginning after December 15, 2006. Retrospective application is required unless impracticable. We do not believe the adoption of FSP AUG AIR-1 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” ("FAS 158"). FAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. We do not expect FAS 158 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements (“FAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the effect, if any, that the implementation of FAS 157 will have on our results of operations or financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the fiscal years beginning after November 15, 2006. We do not expect SAB 108 to have a material impact on our consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2006, the FASB issued FASB interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of adopting FIN 48 and its impact on our consolidated financial statements.

 In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation).” Taxes within the cope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. Our policy is to exclude all such taxes, if any, from revenue. The provisions of EITF 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 will not have any effect on our consolidated financial statements.

 Reclassifications – In the first quarter of 2006, we adopted SFAS No. 123R, “Share-Based Payments,” using the modified prospective method. SFAS 123R requires that the excess tax benefit associated with an individual share-based payment award be included in the statement of cash flows as a cash inflow from financing activities and a cash outflow from operating activities. The amounts presented in the accompanying financial statements for year 2004 and 2005 have been reclassified to conform to year 2006 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

NOTE 2 – BUSINESS ACQUISITIONS

Anachip acquisition – On December 20, 2005, we announced the signing of a definitive stock purchase agreement to acquire Anachip Corporation, a Taiwanese fabless analog IC company.

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

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 –BUSINESS ACQUISITIONS (Continued)

At December 31, 2005, we had purchased an aggregate of 9,433,613 shares (or approximately 18.9%) of the 50,000,000 outstanding shares of the capital stock of Anachip. On January 10, 2006, (the closing date of the acquisition) we purchased an additional 40,470,212 shares and therefore, we hold approximately 99.81% of the Anachip capital stock. At December 31, 2005, the investment in Anachip is recorded under the equity method; however, we did not record income from the investment on the consolidated financial statements for the ten days ending December 31, 2005, as the amount was not material. As of result of the additional Anachip interest acquired during 2006, Anachip was consolidated beginning the first fiscal quarter of 2006.

The purchase price of the acquisition was NT$20 per share (approximately US$31 million). The following table summarizes management’s fair value of the assets acquired and liabilities assumed at the date of acquisition.

	Original Amount Disclosed in 2005 Form 10-K	Purchase Adjustments	Total Allocation
	(unaudited)
Current assets	$23,752,000	$(1,254,000)	$22,498,000
Fixed assets/non-current	2,291,000	(11,000)	2,280,000
Patents and trademarks	2,269,000	161,000	2,430,000
Goodwill	19,541,000	399,000	19,940,000
Total assets acquired	47,853,000	(705,000)	47,148,000
Current liabilities	(16,829,000)	1,132,000	(15,697,000)
Non-current liabilities	(655,000)	(45,000)	(700,000)
Total liabilities assumed	(17,484,000)	1,087,000	(16,397,000)
Total purchase price	$30,369,000	$382,000	$30,751,000

Purchase adjustments primarily relate to acquisition costs and refinement to estimated fair values of assets acquired and liabilities assumed.

The acquired intangible assets include patents and trademarks of $2.4 million with an approximately 10-year weighted-average useful life.

The following unaudited table summarizes the supplemental pro forma information for the year ended December 31, 2005 as though the acquisition had been completed as of the beginning of that reporting period. The pro forma information is presented for illustrative purposes and is not indicative of future performance.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 –BUSINESS ACQUISITIONS (Continued)

	Twelve months ended December 31, 2005
	As reported	Pro forma

Revenue	$214,765,000	$265,083,000

Net income	33,329,000	32,934,000

Earnings per share
Basic	$1.44	$1.42
Diluted	$1.29	$1.27

APD acquisition – On October 24, 2006, we signed an agreement to purchase the net assets of APD Semiconductor, a privately held U.S.-based fabless discrete semiconductor company. The assets related to the business of manufacturing, marketing, selling and distribution of discrete semiconductor products. The initial purchase price of the acquisition was $8.4 million in addition to a potential earn-out provision with respect to pre-defined covered products. The acquisition was completed on November 3, 2006.

The contingent consideration had been recorded as a liability at the date of acquisition. When the contingency is resolved and the consideration is distributable, any excess of the fair value of the contingent consideration payable over the amount that was recognized as a liability shall be recognized as an additional cost of the acquired entity. If the amount initially recognized as a liability exceeds the consideration payable, that excess shall be allocated as a pro rata reduction of the amounts assigned to assets acquired. Any amount that remains after reducing those assets to zero shall be recognized as an extraordinary gain.

The following table summarizes management's preliminary estimates of the fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement for final determination of fair value and the contingent consideration.

Total Allocation
Assets acquired
Accounts receivable	$299,000
Inventory	754,000
Fixed assets	125,000
Patents	8,569,000
Liabilities assumed
Accounts payable	(339,000)
Accrued long term liabilities	(1,000,000)
Net assets acquired	$8,408,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2006, were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis

State and local government obligations	$290,796,000	$-	$-	$290,796,000
Money market mutual funds	212,000	-	-	212,000
Total short-term investments	$291,008,000	$-	$-	$291,008,000

The estimated fair value of the investments is $290.8 million, and is based on publicly available market information or other estimates determined by management. Although the maturities of the securities are over 10 years, management intends to use the funds within one year and does not anticipate holding the investments until maturity; therefore, the securities are classified as short-term.

NOTE 4 – INVENTORIES

Inventories, stated at the lower of cost or market value, at December 31 were:

	2005	2006

Finished goods	$14,722,000	$30,626,000
Work-in-progress	3,002,000	10,265,000
Raw materials	9,534,000	13,464,000
	27,258,000	54,355,000
Less: reserves	(2,647,000)	(6,153,000)
	$24,611,000	$48,202,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 were:

	2005	2006
Buildings and leasehold improvements	$7,511,000	$8,117,000
Construction in-progress	7,201,000	6,619,000
Machinery and equipment	106,175,000	148,716,000
	120,887,000	163,452,000
Less: Accumulated depreciation and amortization	(52,219,000)	(72,612,000)
	68,668,000	90,840,000
Land	262,000	4,629,000
Total	$68,930,000	$95,469,000

NOTE 6 – INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

Intangible assets subject to amortization at December 31, 2006 was:

Amortized Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency exchange and other	Net

APD:
Patents	15 years	$8,569,000	$79,000	$-	$8,490,000

Anachip:
Patents and trademarks	3-10 years	2,430,000	281,000	30,000	2,179,000

Total		$10,999,000	$360,000	$30,000	$10,669,000

Amortization expense related to intangible assets subject to amortization was $0 and $360,000 for the years ended December 31, 2005 and 2006, respectively.

Amortization of intangible assets through 2011 is as follows:

			Total amortization
Years	Anachip	APD	of Intangible assets
2007	$280,000	$571,000	$851,000
2008	280,000	571,000	851,000
2009	280,000	571,000	851,000
2010	280,000	571,000	851,000
2011	243,000	571,000	814,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – GOODWILL

Changes in goodwill for the years ended December 31 are as follows:

		2005				2006
	Balance, January 1	Acquisitions/ purchase accounting adjustments	Currency exchange and other	Balance, December 31	Balance, January 1	Acquisitions/ purchase accounting adjustments	Currency exchange and other	Balance, December 31
Goodwill-China	$881,000	$-	$-	$881,000.00	$881,000	$-	$-	$881,000

Goodwill-FabTech	4,209,000	-	-	4,209,000	4,209,000	-	-	4,209,000

Goodwill-Anachip	-	-	-	-	-	19,675,000	265,000	19,940,000
Total	$5,090,000	$-	$-	$5,090,000	$5,090,000	$19,675,000	$265,000	$25,030,000

NOTE 8 – BANK CREDIT AGREEMENTS AND LONG-TERM DEBT

Line of credit - We maintain credit facilities with several financial institutions through our entities in the United States and Asia. The credit unused and available under the various facilities as of December 31, 2006, totals $50.9 million, as follows:

2006		Outstanding at December 31,
Credit Facility	Terms	2005	2006

$ 20,000,000	Revolving, collateralized by all assets, variable interest, LIBOR plus variable margin, due monthly	$-	$-

$ 5,000,000	Term loan, collateralized by all assets, variable interest, LIBOR plus variable margin, (approximately 6.5% at December 31, 2006) due monthly	4,687,000	3,686,000

$ 20,000,000	Unsecured, interest at LIBOR plus margin, due quarterly	6,000,000	-

$ 19,693,000	Unsecured, variable interest plus margin due monthly	-	4,790,000
$ 64,693,000		10,687,000	8,476,000

Less: Long term debt, net of Related Party (Including in the following table)		(7,687,000)	(8,476,000)

Line of credit		$3,000,000	$-

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

Long-term debt – The balances as of December 31, consist of the following:

	2005	2006
Convertible bond with aggregate principal amount $230,000,000 of convertible senior notes due 2026. The notes will mature on October 1, 2026. Interest, at 2.25%, is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007	$-	$230,000,000

Term note portion of China credit facility due in 2006.	3,000,000	-

Notes payable to a commercial bank in Taiwan, principal amount of TWD 158,000,000, the interest rate was 1.9% as of December 31, 2006. TWD 132,000,000 will mature on July 6, 2021. TWD 26,000,000 will mature on July 6, 2013, secured by land and building.	-	4,790,000

Term note portion due to unrelated customer, unsecured and interest-free in quarterly price concession, balance due in July 2008.	1,800,000	1,441,000

Note payable to U.S. bank, collateralized by all assets, due in aggregate monthly principal payments of $83,000 plus interest (approximately 6.5% at December 31, 2006).	4,686,000	3,686,000
	9,486,000	239,917,000
Less: Current portion	(4,621,000)	(2,802,000)

Long-term debt, net of current portion	$4,865,000	$237,115,000

The U.S. credit facility includes a revolving credit commitment of up to $20.0 million, including a $5.0 million letter of credit sub-facility. As of December 31, 2006, there was no amount outstanding under the letter of credit sub-facility. The credit facilities contain certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and attainment of certain financial results.

The annual contractual maturities of long-term debt at December 31, 2006 are as follows:

2007	$2,802,000
2008	1,345,000
2009	1,350,000
2010	1,023,000
2011	365,000
Thereafter	233,032,000
Total Long term debt	$239,917,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

Convertible bond – On October 12, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”), which pay 2.25% interest per annum on the principal amount of the notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. Interest will accrue on the notes from and including October 12, 2006 or from and including the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date or maturity date, as the case may be. Commencing with the six-month period beginning October 1, 2011, and for each six-month period thereafter, we will, on the interest payment date for such interest period, pay contingent interest to the holders of the notes under certain circumstances and in amounts described in the indenture. For U.S. federal income tax purposes, we will treat, and each holder of the notes will agree under the indenture to treat, the notes as contingent payment debt instruments governed by special tax rules and to be bound by our application of those rules to the notes.

The notes will be convertible into cash or, at our option, cash and shares of our common stock based on an initial conversion rate, subject to adjustment, of 17.0946 shares per $1,000 principal amount of notes (which represents an initial conversion price of $58.50 per share), in certain circumstances. In addition, following a “make-whole fundamental change” that occurs prior to October 1, 2011, we will, at our option, increase the conversion rate for a holder who elects to convert its notes in connection with such “make-whole fundamental change,” in certain circumstances.

Note holders may convert their notes prior to stated maturity only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending December 31, 2006, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (we refer to this five consecutive trading day period as the “note measurement period”) in which the average trading price per $1,000 principal amount of notes was equal to or less than 98% of the average conversion value of the notes during the note measurement period; (3) upon the occurrence of specified corporate transactions; (4) if we have called the notes for redemption; and (5) at any time from, and including, September 1, 2011 to, and including, October 1, 2011 and at any time on or after October 1, 2024. Upon conversion, we will deliver cash equal to the lesser of the aggregate principal amount of the notes to be converted and the total conversion obligation. We will deliver, at our option, cash, or shares of our common stock or a combination of cash and shares of our Common Stock for the remainder, if any, of the conversion obligation. The conversion obligation is based on the sum of the “daily settlement amounts” described in this prospectus for the 20 consecutive trading days that begin on, and include, the second trading day after the day the notes are tendered for conversion.

On or after October 1, 2011, we may from time to time at our option redeem the notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the notes we redeem, plus any accrued and unpaid interest to, but excluding, the redemption date.

On each of October 1, 2011, October 1, 2016 and October 1, 2021, holders may require us to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date.

Note holders may require us to repurchase all or a portion of their notes upon a fundamental change, as described in this prospectus, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Future minimum interest payments related to the Notes as of December 31, 2006 are $5.2 million for each year from 2007 through 2011. Future minimum payments related to the Notes as of December 31, 2006 for 2011 and thereafter include $77.5 million in interest and $230 million in principal for a total of $307.5 million.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

We have evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, ” and concluded that none of these features should be separately accounted for as derivatives.

We intend to use the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or purchases of Common Stock.

In connection with the issuance of the Notes, we incurred approximately $6.2 million of issuance costs, which primarily consisted of investment banker fees, legal and accounting fees. These costs are classified within Other Assets and are amortized as a component of interest expense using the straight-line method over the life of the Notes from issuance through October 12, 2011.

NOTE 9 –CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease agreements are summarized as follows:

For years ending December 31,

2007	$185,000
2008	185,000
2009	185,000
2010	185,000
2011	185,000
Thereafter	943,000
1,868,000
Less: Interest	(250,000)
Present value of minimum lease payments	1,618,000

Less: Current portion	(141,000)
Long-term portion	$1,477,000

At December 31, 2006, property under capital leases had a cost of $2.4 million, and the related accumulated depreciation was $797,000. Depreciation of assets held under capital lease is included in depreciation expenses.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – ACCRUED LIABILITIES

Accrued liabilities at December 31 were:

	2005	2006

Employee compensation and payroll taxes	$6,094,000	$9,746,000
Equipment purchases	7,073,000	6,195,000
Accrued interest on convertible notes	-	1,121,000
Sales commissions	629,000	699,000
Other	4,516,000	7,206,000
	$18,312,000	$24,967,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

The components of the income tax provision are as follows:

	2004	2005	2006
Current tax provision
Federal	$4,922,000	$3,013,000	$9,106,000
Foreign	4,745,000	4,546,000	6,555,000
State	461,000	547,000	641,000
	10,128,000	8,106,000	16,302,000
Deferred tax benefit	(3,614,000)	(1,421,000)	(4,613,000)
Total income tax provision	$6,514,000	$6,685,000	$11,689,000

Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2004, 2005, and 2006 is as follows:

	2004		2005		2006
	Amount	Percent of pretax earnings	Amount	Percent of pretax earnings	Amount	Percent of pretax earnings
Federal tax	$11,132,000	34.0	$13,977,000	34.0	$20,781,000	34.0
State franchise tax, net of Federal benefit	1,572,000	4.8	1,891,000	4.6	2,506,000	4.1
Foreign income tax rate difference	(6,629,000)	(20.2)	(11,079,000)	(27.0)	(16,993,000)	(27.8)
Subpart F income	1,016,000	3.1	1,520,000	3.7	2,614,000	4.3
Foreign dividend	(497,000)	(1.5)	1,116,000	2.7	2,270,000	3.7
Other	(80,000)	(0.3)	(740,000)	(1.7)	511,000	0.8

Income tax provision	$6,514,000	19.9	$6,685,000	16.3	$11,689,000	19.1

Our global presence requires us to pay income taxes in a number of jurisdictions. In general, earnings in the U.S. and Taiwan are currently subject to tax rates of 39.0% and 35.0%, respectively. Earnings of Diodes-Hong Kong are subject to a 17.5% tax for local sales or local source sales; all other Hong Kong sales are not subject to foreign income taxes. Earnings at Diodes-Taiwan and Diodes-Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by our China subsidiaries and sold to customers outside of Taiwan and Hong Kong, respectively. The U.S. tax rate on these earnings is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, we receive credit against our U.S. federal tax liability for income taxes paid by our foreign subsidiaries. Funds repatriated from foreign subsidiaries to the U.S. may be subject to Federal and state income taxes.

Diodes-China is located in the Songjiang district, where the standard central government tax rate is 24.0%. However, as an incentive for establishing Diodes-China, the earnings of Diodes-China were subject to a 0% tax rate by the central government from 1996 through 2000, and to a 12.0% tax rate from 2001 through 2006. In addition, due to an $18.5 million permanent re-investment of Diodes-China earnings in 2004, Diodes-China has re-applied to the Chinese government for additional preferential tax

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES (Continued)

treatment on earnings that are generated by this $18.5 million investment. If approved, those earnings will be exempted from central government income tax for two years, and then subject to a 12.0% tax rate for the following three years.

In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China, the local government waived this tax from 1996 through 2005. Management expects this tax to be waived for 2006; however, the local government can re-impose this tax at its discretion at any time.

In 2004, we established our second Shanghai-based manufacturing facility, Diodes-Shanghai, located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government standard tax rate is 15.0%. From 2010 onward, Diodes-Shanghai earnings might not continue to be subject to the 15% tax rate as a proposed income tax reform is expected to be taking effect in 2007 which could terminate some existing tax incentive for foreign enterprise doing business in China. There is no local government tax. During 2004, Diodes-Shanghai earnings were subject to the standard 15.0% central government tax rate. As an incentive for establishing Diodes-Shanghai, the 2005 and 2006 earnings of Diodes-Shanghai were exempted from central government income tax, and for the years 2007 through 2009 its earnings will be subject to a 7.5% tax rate. From 2010 onward, Diodes-Shanghai earnings might not continue to be subject to the 15% tax rate as a proposed income tax reform is expected to be taking effect in 2007 which could terminate some existing tax incentive for foreign enterprise doing business in China.

With the recently proposed China government income tax reform, which could terminate some existing tax incentives for foreign enterprises doing business in China, it is unclear to what extent our China subsidiaries will continue to receive preferential tax treatment.

As an incentive for the formation of Anachip, earnings of Anachip are subject to a five-year tax holiday (subject to certain qualifications of Taiwanese tax law). In the third quarter of 2006, we elected to begin this five-year tax holiday as of January 1, 2006.

As of December 31, 2006, accumulated and undistributed earnings of Diodes-China and Diodes-Shanghai are approximately $67.0 million, including $28.5 million of restricted earnings (which are not available for dividends). Through March 31, 2002, we had not recorded deferred U.S. Federal or state tax liabilities (estimated to be $8.9 million as of March 31, 2002) on these cumulative earnings since we, at that time, considered this investment to be permanent, and had no plans or obligation to distribute all or part of that amount from China to the U.S. Beginning in April 2002, we began to record deferred taxes on a portion of the China earnings in preparation of a dividend distribution. In the year ended December 31, 2004, we received a dividend of approximately $5.7 million from our Diodes-China subsidiary, for which the tax effect is included in U.S. Federal and state taxable income.

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

At December 31, 2004, we made a minimum estimate for repatriating cash from our subsidiaries in China and Hong Kong of $8.0 million under the AJCA, and recorded an income tax expense of approximately $1.3 million. Under the guidelines of the AJCA, we developed a required domestic reinvestment plan, covering items such as U.S. bank debt repayment, U.S. capital expenditures and U.S. research and development activities, among others, to cover the dividend repatriation. During 2005, we completed a quantitative analysis of the benefits of the AJCA, the foreign tax credit implications, and state and local tax consequences of the impact of the AJCA on our plans for repatriation. Based on the analysis, we repatriated $24.0 million from our foreign subsidiaries in 2005.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 –INCOME TAXES (Continued)

We are evaluating the need to provide additional deferred taxes for the future earnings of our foreign subsidiaries to the extent such earnings may be appropriated for distribution to our corporate office in North America, and as further investment strategies with respect to foreign earnings are determined. The distribution of any unappropriated funds from our foreign subsidiaries to the U.S. will require the recording of income tax provisions on the U.S. entity, thus reducing net income. As of December 31, 2006, we have recorded approximately $3.3 million in deferred taxes for earnings of our foreign subsidiaries, primarily Diodes-Hong Kong.

At December 31, 2005 and 2006, our deferred tax assets and liabilities are comprised of the following items:

	2005	2006
Deferred tax assets, current
Inventory cost	$672,000	$728,000
Accrued expenses and accounts receivable	1,692,000	1,074,000
Foreign tax credit	1,100,000	1,100,000
Net operating loss carryforwards and other	(923,000)	1,748,000
	$2,541,000	$4,650,000
Deferred tax assets, non-current
Plant, equipment and intangible assets	$(1,181,000)	$(2,050,000)
Foreign tax credit	5,882,000	6,506,000
Net operating loss carryforwards and other	3,765,000	972,000
	$8,466,000	$5,428,000

For the years ended December 31, 2004, 2005 and 2006, we recorded tax benefits related to the exercise of non-qualified stock options and the disqualified disposition of incentive stock options which were recorded as a credit to additional paid-in capital in the amount of $8.5 million, $2.9 million and $6.7 million, respectively.

At December 31, 2006, we had Federal and state NOL carryforwards of approximately $11.3 million and $9.5 million, respectively, available to offset future regular and alternative minimum taxable income. The Federal NOL carryforwards will begin to expire in 2017 and the state NOL carryforwards will begin to expire in 2013. The benefit of a $1.3 million NOL related to a deferred tax asset for stock options will be credited to additional paid-in capital when realized.

At December 31, 2006, we had Federal and state tax credit carryforwards of approximately $8.8 million and $0.2 million, respectively, available to offset future regular income and partially offset alternative minimum taxable income. The Federal credit carryforwards will begin to expire in 2009 and the state credit carryforwards will begin to expire in 2020.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – EMPLOYEE BENEFIT PLANS

We maintain a 401(k) retirement plan (the Plan) for the benefit of qualified employees at our North American locations. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. We make a matching contribution of $1 for every $2 contributed by the participant up to 6% (3% maximum matching) of the participant’s eligible payroll. In addition, we may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan.

As stipulated by the regulations of the People’s Republic of China, we maintain a retirement plan pursuant to the local Municipal Government for the employees in China. We are required to make contributions to the retirement plan at a rate of 22.5% of the employee’s eligible payroll.

Pursuant to the Taiwan Labor Standard Law and Factory Law, we maintain a retirement plan for the employees in Taiwan. We make contributions at a rate of 6% of the employee’s eligible payroll.

For the years ended December 31, 2004, 2005, and 2006, total amounts expensed under these plans were approximately $1.4 million, $1.8 million and $2.6 million, respectively.

NOTE 13 – SHARE-BASED COMPENSATION

We maintain share-based compensation plans for our Board of Directors (“Directors”), officers, and key employees, which provide for stock options and stock awards under our 1993 ISO Plan, 1993 NQO Plan, and 2001 Omnibus Equity Inventive Plan.

Stock Options - Through March 31, 2006, substantially all stock options granted vest in equal annual installments over a three-year period and expire ten years after the grant date. Beginning April 1, 2006, substantially all stock options granted vest in equal annual installments over a four-year period and expire ten years after the grant date.

Beginning in fiscal year 2006, we adopted SFAS No. 123R, “Share-Based Payments” (SFAS 123R), on a modified prospective transition method to account for our employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated, and thus do not include the additional compensation expense. In the year ended December 31, 2006, operating income decreased by $6.5 million, net income decreased by $5.4 million (net of tax benefits recognized $1.1 million), and diluted earnings per share were reduced by approximately $0.15. For the year ended December 31, 2006, share-based compensation expense associated with our stock options recognized in the Consolidated Statement of Income is as follows:

Year 2006
Selling and administrative expense	$5,394,000
Research and development expense	603,000
Cost of sales	469,000
Total share-based compensation expense	$6,466,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SHARE-BASED COMPENSATION (Continued)

Share-based compensation expense for stock options granted during 2004, 2005 and 2006 were calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2005	2006

Expected volatility	68.36%	60.00%	54.34%
Expected term (years)	5.00	5.00	5.88
Risk free interest rate	3.64%	3.85%	4.73%
Forfeiture rate	2.64%	2.54%	2.56%
Dividend yield	0%	0%	0%

Expected volatility. We estimate expected volatility using historical volatility. Public trading volume on options in our stock is not material. As a result, we determined that utilizing an implied volatility factor would not be appropriate. We calculate historical volatility for the period that is commensurate with the option's expected term assumption.

Expected term. We have evaluated expected term based on history and exercise patterns across its demographic population. We believe that this historical data is the best estimate of the expected term of a new option. The expected term for officers and Directors is 6.57 years, while the expected term for all other employees is 4.83 years.

Risk free interest rate.  We estimate the risk-free interest rate based on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption.

Forfeiture rate.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest as SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 2.56% to all unvested options as of December 31, 2006. This analysis will be re-evaluated at least annually, and the forfeiture rate will be adjusted as necessary.

Dividend yield.   We historically have not paid a cash dividend; therefore this input is not applicable.

Discount for post vesting restrictions. This input is not applicable.

For the year ended December 31, 2006, we granted stock options to purchase 243,080 shares of our Common Stock, which vest in equal annual installments over a three or four-year period and expire ten years from the date of grant. The weighted-average grant-date fair value of options granted during the years 2004, 2005 and 2006 were $10.9 million, $12.2 million, and $19.5 million, respectively. The total intrinsic value (actual gain) of options exercised during the years 2004, 2005 and 2006 were approximately $23.6 million, $ 11.9 million, and $23.2 million, respectively.

At December 31, 2006, un-amortized compensation expense related to unvested options, net of forfeitures, was approximately $9.3 million. The weighted average period over which share-based compensation expense related to these options will be recognized is 2.1 years.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SHARE-BASED COMPENSATION (Continued)

A summary of the stock option plans as of December 31 is as follows:

Stock options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2003	5,077	$5.04		38,722
Granted	790	12.23
Exercised	(1705)	3.31		23,641
Forfeited or expired	(53)	9.09
Outstanding at December 31, 2004	4,109	7.09	6.70	20,727

Outstanding at December 31, 2004	4,109	7.09
Granted	833	22.34
Exercised	(788)	5.26		11,902
Forfeited or expired	(61)	13.11
Outstanding at December 31, 2005	4,092	10.45	6.74	84,277

Outstanding at January 1, 2006	4,092	10.45
Granted	243	34.57
Exercised	(703)	6.21		23,164
Forfeited or expired	(54)	24.04
Outstanding at December 31, 2006	3,579	12.73	6.36	81,396
Exercisable at December 31, 2006	2,607	8.95	5.57	69,161

Prior to our adoption of SFAS 123R, SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) provided an alternative to APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), in accounting for stock-based compensation issued to employees. SFAS 123 provided for a fair value based method of accounting for employee stock options and similar equity instruments. However, companies that continued to account for stock-based compensation arrangements under APB 25 were required by SFAS 123 to disclose, in the notes to financial statements, the pro forma effects on net income and net income per share as if the fair value based method prescribed by SFAS 123 had been applied. Prior to our adoption of SFAS 123R, we accounted for stock-based compensation using the provisions of APB 25 and presented the pro forma information required by SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148).

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SHARE-BASED COMPENSATION (Continued)

Had we accounted for stock-based compensation plans using the fair value based accounting method described by SFAS 123R for the periods prior to fiscal year 2006, our earnings per share for the years 2004 and 2005, would have approximated the following:

	2004	2005
Net income, as reported	$25,551,000	$33,329,000
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax benefits	(1,642,000)	(2,805,000)
Pro forma net income	$23,909,000	$30,524,000
Earnings per share:
Basic
- as reported	$1.27	$1.44
- pro forma	$1.19	$1.32
Diluted
- as reported	$1.10	$1.29
- pro forma	$1.03	$1.18

As of December 31, 2006, approximately 2.6 million of the 3.6 million stock options were exercisable. The following summarizes information about stock options outstanding at December 31, 2006:

	Range of exercise prices	Number outstanding (000)	Weighted average remaining contractual life (yrs)	Weighted average exercise price
'93 NQQ	$2.00-10.63	627	3.32	$7.39
'93 ISO	2.22-10.63	322	3.99	6.13
'01 Plan	3.70-42.67	2,630	7.37	14.82
Total	$2.00-42.67	3,579	6.36	$12.73

The following summarizes information about stock options exercisable at December 31, 2006:

	Range of exercise prices	Number outstanding (000)	Weighted average remaining contractual life (yrs)	Weighted average exercise price
'93 NQQ	$2.00-10.63	627	3.32	$7.39
'93 ISO	2.22-10.63	322	3.99	6.13
'01 Plan	3.70-32.60	1,658	6.72	10.08
Total	$2.00-32.60	2,607	5.57	$8.95

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SHARE-BASED COMPENSATION (Continued)

Share Grants – Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period. A summary of the status of our non-vested share grants in 2005 and 2006 are presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares (000)	Fair Value

Nonvested at January 1, 2005	-	$-
Granted	330	17.30
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2005	330	17.30

Nonvested at January 1, 2006	330	17.30
Granted	242	34.90
Vested	-	-
Forfeited	(4)	34.96
Nonvested at December 31, 2006	568	$24.67

For each of the years ended December 31, 2005 and 2006, there were $1.8 million of total recognized share-based compensation expense related to non-vested stock award arrangements granted under the plans. The total of unrecognized share-based compensation expense as of December 31, 2005 and December 31, 2006 was $3.9 million and $10.2 million, respectively. This cost is expected to be recognized over a weighted average period of 3.0 years.

NOTE 14 – RELATED PARTY TRANSACTIONS

We conduct business with two related party companies, Lite-On Semiconductor Corporation (“LSC”) (and its subsidiaries and affiliates) and Keylink International (formerly Xing International) (and its subsidiaries). LSC is our largest stockholder and owns 22.3% of our outstanding Common Stock as of December 31, 2006. Keylink International is our 5% joint venture partner in Diodes-China and Diodes-Shanghai. C.H. Chen, our previous President and Chief Executive Officer, and Vice Chairman of our Board of Directors, is also Vice Chairman of LSC. M.K. Lu, a member of our Board of Directors, is President of LSC, while Raymond Soong, the Chairman of our Board of Directors, is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC, as well as Chairman of LSC.

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

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 –RELATED PARTY TRANSACTIONS (Continued)

In March 2001, Vishay agreed to sell its 65% interest in the Vishay/LPSC joint venture to the Lite-On Group, the 35% joint venture partner. Because of this transaction, the Lite-On Group, through LPSC, its wholly owned subsidiary, indirectly owned approximately 37% of our common stock. In December 2001, LPSC merged with Dyna Image Corporation of Taipei, Taiwan. Dyna Image is the world’s largest manufacturer of Contact Image Sensors (CIS), which are used in fax machines, scanners, and copy machines. The combined company is called Lite-On Semiconductor Corporation (LSC). As of December 31, 2006, LSC owned approximately 22.3% of our common stock. We consider our relationship with LSC to be mutually beneficial and we plan to continue our strategic alliance together as we have since 1991.

We sold silicon wafers to LSC totaling 6.5% during 2006 (9.6% in 2005 and 11.1% in 2004) of our net sales, respectively, making LSC our largest customer. Also for the year ended December 31, 2006, 13.0% (14.7% in 2005 and 17.2% in 2004) of our net sales were from discrete semiconductor products purchased from LSC for subsequent sale by us, making LSC our largest outside supplier. In addition, companies affiliated with LSC, which we refer to collectively as The Lite-On Group, accounted for 3.3%, 4.2% and 2.3% of our net sales, respectively, in 2004, 2005 and 2006. We also rent warehouse space in Hong Kong from a member of The Lite-On Group, which also provides us with warehousing services at that location. For 2004, 2005 and 2006, we reimbursed this entity in aggregate amounts of $190,000, $288,000 and $474,000, respectively, for these items. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. The Audit Committee of our Board of Directors has approved the contracts associated with these related party transactions.

Net sales to, and purchases from, LSC were as follows for years ended December 31:

	2004	2005	2006

Net sales	$20,675,000	$20,608,000	$22,374,000

Purchases	$22,368,000	$22,289,000	$48,778,000

In December 2000, we acquired a wafer foundry, FabTech, Inc., from LSC for approximately $6.0 million cash plus $19.0 million in assumed debt (the debt was due primarily to LSC). In connection with the acquisition, LSC entered into a volume purchase agreement to purchase wafers from FabTech. In addition, in accordance with the terms of the acquisition, we also entered into several management incentive agreements with members of FabTech's management, which provided FabTech's management with guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech was reimbursed by LSC. The final year of the management incentive agreements was 2004, with final payment made on March 31, 2005. LSC reimbursed us $375,000 in 2003, 2004, and 2005 for each of 2002, 2003 and 2004, for amounts paid by us under these management incentive agreements.

Keylink International – We sell product to, and purchase inventory from, companies owned by our 5% minority shareholder, Keylink International (formerly Xing International), in Diodes-China and Diodes-Shanghai. During 2006, we sold silicon wafers to companies owned by Keylink International totaling 0.4%, respectively, (0.6% in 2005 and 0.9% in 2004) of our net sales. Also for the year ended December 31, 2006, 2.3% (3.0% in 2005 and 3.5% in 2004) of our net sales were from discrete semiconductor products purchased from companies owned by Keylink International, respectively. In addition, Diodes-China and Diodes-Shanghai lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink International. We also pay a consulting fee to Keylink International. The aggregate amounts for these services for the year ended December 31, 2004, 2005 and 2006 were $4.8 million, $6.6 million and $7.9 million, respectively. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. The Audit Committee of our Board of Directors has approved the contracts associated with these related party transactions.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 –RELATED PARTY TRANSACTIONS (Continued)

Net sales to, and purchases from, companies owned by Keylink International were as follows for years ended December 31:

	2004	2005	2006

Net sales	$1,677,000	$1,336,000	$1,481,000

Purchases	$4,789,000	$3,882,000	$5,973,000

Accounts receivable from, and accounts payable to, related parties were as follows as of December 31:

	2005	2006
Accounts receivable
LSC	$5,800,000	$4,848,000
Keylink International	1,004,000	1,299,000
	$6,804,000	$6,147,000

Accounts payable
LSC	$5,150,000	$8,646,000
Keylink International	2,771,000	3,474,000
	$7,921,000	$12,120,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SEGMENT INFORMATION

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Operations, Senior Vice President of Sales and Marketing, Vice President of Asia Sales, and Senior Vice President of Finance. For financial reporting purposes, we operate in a single segment, semiconductor related devices, through our various manufacturing and distribution facilities. We aggregated our products since the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.

Our operations include the domestic operations (Diodes, Inc. and FabTech) located in the United States and the Asian operations (Diodes-Taiwan located in Taipei, Taiwan, Diodes-Anachip located in Hsinchu, Taiwan, Diodes-China and Diodes-Shanghai both located in Shanghai, China, and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which accounted for approximately 2.6%, 2.6% and 3.3% of total sales for the years ended December 31, 2004, 2005and 2006, respectively, are consolidated into the domestic (North America) operations.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SEGMENT INFORMATION (Continued)

The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

	Asia	U.S.A.	Consolidated
2006

Total Sales	$405,002,000	$117,867,000	$522,869,000
Inter-company sales	(158,131,000)	(21,430,000)	(179,561,000)
Net sales	$246,871,000	$96,437,000	$343,308,000

Long-lived assets, net	$105,020,000	$26,148,000	$131,168,000
Assets	$241,979,000	$380,160,000	$622,139,000

	Asia	U.S.A.	Consolidated
2005

Total Sales	$238,825,000	$90,707,000	$329,532,000
Inter-company sales	(98,427,000)	(16,340,000)	(114,767,000)
Net sales	$140,398,000	$74,367,000	$214,765,000

Long-lived assets, net	$58,283,000	$15,737,000	$74,020,000
Assets	$139,863,000	$149,652,000	$289,515,000

	Asia	U.S.A.	Consolidated
2004

Total Sales	$185,308,000	$92,634,000	$277,942,000
Inter-company sales	(75,527,000)	(16,712,000)	(92,239,000)
Net sales	$109,781,000	$75,922,000	$185,703,000

Long-lived assets, net	$49,470,000	$16,477,000	$65,947,000
Assets	$116,729,000	$51,072,000	$167,801,000

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SEGMENT INFORMATION (Continued)

Geographic Information

Revenues were derived from invoiced to the following countries (All Others represents countries with less than 10% of total revenues each):

		% of Total
2006	Revenue	Revenue
China	$118,303,000	34.5%
Taiwan	96,401,000	28.1%
United States	76,357,000	22.2%
All Others	52,247,000	15.2%
Total	$343,308,000	100.0%

		% of Total
2005	Revenue	Revenue
China	$68,050,000	31.7%
Taiwan	59,838,000	27.9%
United States	54,981,000	25.6%
All Others	31,896,000	14.8%
Total	$214,765,000	100.0%

		% of Total
2004	Revenue	Revenue
United States	$53,204,000	28.7%
Taiwan	50,716,000	27.3%
China	44,311,000	23.9%
All Others	37,472,000	20.1%
Total	$185,703,000	100.0%

Major customers –In 2006, we sold silicon wafers to LSC totaling 6.5% (9.6% in 2005 and 11.1% in 2004) of our total net sales, making LSC our largest customer. No other customer accounted for 10% or greater of our total net sales.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating leases – We lease offices, manufacturing plants and warehouses under operating lease agreements expiring through December 2011. Rent expense amounted to approximately $2.9 million, $3.7 million and $4.0 million for the years ended December 31, 2004, 2005, and 2006, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2006 are:

2007	$4,096,000
2008	3,347,000
2009	2,523,000
2010	1,620,000
2011 and later	4,584,000
$16,170,000

Purchase commitments - We have non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment in China, for approximately $7.5 million at December 31, 2006.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2006
Net sales	$73,589,000	$82,712,000	$92,575,000	$94,432,000

Gross profit	24,214,000	27,433,000	30,696,000	31,549,000

Net income	9,312,000	11,385,000	12,770,000	14,675,000

Earnings per share
Basic	$0.37	$0.45	$0.50	$0.57
Diluted	0.34	0.41	0.45	0.53

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2005
Net sales	$48,600,000	$50,598,000	$54,200,000	$61,367,000

Gross profit	16,596,000	17,496,000	18,877,000	21,407,000

Net income	7,240,000	7,665,000	8,383,000	10,041,000

Earnings per share
Basic	$0.34	$0.35	$0.38	$0.40
Diluted	0.31	0.32	0.34	0.36

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2004
Net sales	$41,435,000	$47,017,000	$49,364,000	$47,887,000

Gross profit	12,750,000	15,028,000	16,746,000	16,211,000

Net income	4,856,000	6,123,000	7,242,000	7,330,000

Earnings per share
Basic	$0.25	$0.31	$0.36	$0.35
Diluted	0.21	0.27	0.31	0.31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries

Our audits of the consolidated financial statements of Diodes Incorporated and Subsidiaries referred to in our report dated February 28, 2007 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Moss Adams LLP

MOSS ADAMS LLP
Los Angeles, California
February 28, 2007

DIODES INCORPORATED AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Balance at the	Additions charged			Balance at the
Description		beginning of period	to costs and expenses		Deductions	end of period

Year ended December 31,
2004
Allowance for doubtful accounts		$375,000	$68,000		$11,000	$432,000
Reserve for slow moving and obsolete inventory		2,093,000	982,000		930,000	2,145,000

2005
Allowance for doubtful accounts		$432,000	$190,000		$88,000	$534,000
Reserve for slow moving and obsolete inventory		2,145,000	982,000		480,000	2,647,000

2006
Allowance for doubtful accounts	*	$534,000	$263,000		$180,000	$617,000
Reserve for slow moving and obsolete inventory		2,647,000	3,843,000	**	337,000	6,153,000

*	2006 includes the beginning balance of $205,000 allowance for doubtful accounts acquired from Anachip
**	2006 includes the beginning balance of $1,052,000 and $500,000 reserve for slow moving and obsolete inventory acquired from Anachip and APD, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew, Lu KEH-SHEW LU	March 1, 2007
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Carl C. Wertz CARL C. WERTZ	March 1, 2007
Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Keh-Shew Lu, President and Chief Financial Officer and Carl C. Wertz, Chief Financial Officer, Treasurer, and Secretary, his true and lawful attorneys-in-fact and agents, with full power of substitution, to sign and execute on behalf of the undersigned and any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2007.

/s/ Keh-Shew, Lu
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Carl C. Wertz
CARL C. WERTZ
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

/s/ Raymond Soong RAYMOND SOONG Chairman of the Board of Directors	/s/ C.H. Chen C.H. CHEN Director

/s/ Michael R. Giordano MICHAEL R. GIORDANO Director	/s/ M.K. Lu M.K. LU Director

/s/ Keh-Shew Lu KEH-SHEW LU Director	/s/ John M. Stich JOHN M. STICH Director

/s/ Shing Mao SHING MAO Director

INDEX TO EXHIBITS

Number	Description

2.1
Stock Purchase Agreement dated as of December 20, 2005, by and among DII Taiwan Corporation Ltd., Anachip Corporation, Lite-On Semiconductor Corporation, Shin Sheng Investment Limited and Sun Shining Investment Corp.(1)

2.2
Asset Purchase Agreement dated as of October 18, 2006, by and among DII Taiwan Corporation Ltd., APD Semiconductor, Inc. and Certain Shareholders Thereof, and entered into by the parties on October 19, 2006 (2)

2.3
Amendment to the Asset Purchase Agreement, dated October 18, 2006, by and among Diodes Incorporated, DII Taiwan Corporation Ltd., APD Semiconductor, Inc. and APD Semiconductor (Asia) Inc., and entered into by the parties on October 19, 2006 (3)

2.4	Second Amendment to Asset Purchase Agreement dated as of October 31, 2006, by and among Diodes Incorporated, DII Taiwan Corporation Ltd., APD Semiconductor, Inc. and APD Semiconductor (Asia) Inc(4)
3.1	Certificate of Incorporation, as amended (5)
3.2	Amended By-laws of the Company dated August 14, 1987 (6)
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share (7)
4.2	Form of Convertible Senior Notes due 2026 (8)
4.3	Form of Indenture for the Convertible Senior Notes due 2026 (9)
10.1 *	Company’s 401(k) Plan - Adoption Agreement (10)
10.2 *	Company’s 401(k) Plan - Basic Plan Documentation #03 (10)
10.3 *	Company’s Incentive Bonus Plan (11)
10.4 *	Company’s 1993 Non-Qualified Stock Option Plan (11)
10.5 *	Company’s 1993 Incentive Stock Option Plan (10)
10.6	KaiHong Compensation Trade Agreement for SOT-23 Product (12)
10.7	KaiHong Compensation Trade Agreement for MELF Product (13)
10.8	Lite-On Power Semiconductor Corporation Distributorship Agreement (14)
10.9	Loan Agreement between the Company and FabTech Incorporated (15)
10.10	KaiHong Joint Venture Agreement between the Company and Mrs. J.H. Xing (15)
10.11	Quality Assurance Consulting Agreement between LPSC and Shanghai KaiHong Electronics Company, Ltd. (16)
10.12	Guaranty Agreement between the Company and Shanghai KaiHong Electronics Co., Ltd. (17)
10.13	Guaranty Agreement between the Company and Xing International, Inc. (17)
10.14	Bank Guaranty for Shanghai KaiHong Electronics Co., LTD (18)
10.15	Consulting Agreement between the Company and J.Y. Xing (19)
10.16	Diodes-Taiwan Relationship Agreement for FabTech Wafer Sales (20)
10.17	Volume Purchase Agreement dated as of October 25, 2000, between FabTech, Inc. and Lite-On Power Semiconductor Corporation (21)
10.18	Diodes Incorporated Building Lease - Third Amendment (22)
10.19*	2001 Omnibus Equity Incentive Plan (23)
10.20	Sale and Leaseback Agreement between the Company and Shanghai Ding Hong Company, Ltd. (24)
10.21	Lease Agreement between the Company and Shanghai Ding Hong Company, Ltd. (24)
10.22	Lease Agreement for Plant #2 between the Company and Shanghai Ding Hong Electronic Equipment Limited (25)
10.23	$5 Million Term Note with Union Bank (25)
10.24	First Amendment To Amended And Restated Credit Agreement (25)
10.25	Covenant Agreement between Union Bank and FabTech, Inc. (25)
10.26	Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd. (25)
10.27	Lease Agreement between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd. (25)
10.28	Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd. (25)
10.29	Second Amendment to Amended and Restated Credit Agreement dated as of August 29, 2005, between Diodes Incorporated and Union Bank of California, N.A. (26)
10.30	Covenant Agreement dated as of August 29, 2005, between FabTech, Inc. and Union Bank of California, N.A. (26)
10.31	Revolving Note dated as of August 29, 2005, of Diodes Incorporated payable to Union Bank of California, N.A. (26)
10.32	Term Note dated as of August 29, 2005, of FabTech, Inc. payable to Union Bank of California, N.A. (26)
10.33	Security Agreement dated as of February 27, 2003, between the Company and Union Bank of California, N.A. (26)
10.34	Security Agreement dated as of February 27, 2003, between FabTech, Inc. and Union Bank of California, N.A. (26)
10.35	Continuing Guaranty dated as of December 1, 2000, between the Company and Union Bank of California, N.A. (26)
10.36	Continuing Guaranty dated as of December 1, 2000, between FabTech, Inc. and Union Bank of California, N.A. (26)

10.37*	Employment agreement between Diodes Incorporated and Dr. Keh-Shew Lu dated August 29, 2005(27)
10.38*	Employment agreement between Diodes Incorporated and Joseph Liu, dated August 29, 2005. (27)
10.39*	Employment agreement between Diodes Incorporated and Mark King, dated August 29, 2005. (27)
10.40*	Employment agreement between Diodes Incorporated and Carl Wertz, dated August 29, 2005. (27)
10.41*	Form of Indemnification Agreement between Diodes and its directors and executive officers.(27)
10.42	Wafer purchase Agreement dated January 10, 2006 between Diodes Incorporated Taiwan Co., Ltd and Lite-on Semiconductor Corporation(28)
10.43	Supplementary to the Lease Agreement dated on September 5, 2004 with Shanghai Ding Hong Electronic Co., Ltd. (29)
10.44	Supplementary to the Lease Agreement dated on June 28, 2004 with Shanghai Yuan Hao Electronic Co., Ltd. (29)
10.45	Agreement on Application, Construction and Transfer of Power Facilities, dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd (29)
10.46*	Amendment of 1993 Non-Qualified Stock Option Plan, the 1993 Incentive Stock Option Plan and the 2001 Equity Incentive Plan of the Company dated as of September 22, 2006(30)
10.47	Amended and Restated Lease Agreement dated as of September 1, 2006, between Diodes FabTech, Inc. with Townsend Summit, LLC(31)
10.48	Agreement on purchase of office building located in Taiwan dated April 14, 2006, between Diodes Taiwan and First International Computer, Inc. (31)
10.49*	Deferred Compensation Plan effective January 1, 2007 (32)
14	Code of Ethics for Chief Executive Officer and Senior Financial Officers (33)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1943, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1943, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with Company’s Form 8-K, filed with the Commission on December 21, 2005, which is hereby incorporated by reference.
(2)	Previously filed with Company’s Form 8-K, filed with the Commission on October 24, 2006 which is hereby incorporated by reference.
(3)	Previously filed with Company’s Form 8-K, filed with the Commission on October 24, 2006 which is hereby incorporated by reference.
(4)	Previously filed with Company’s Form 8-K, filed with the Commission on November 7, 2006 which is hereby incorporated by reference.
(5)	Previously filed as Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-127833) filed on September 8, 2005, which is hereby incorporated by reference.
(6)	Previously filed as Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1988, which is hereby incorporated by reference.
(7)	Previously filed as Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (Registration No. 333-127833 filed on August 25, 2005, which is hereby incorporated by reference.
(8)	Previously filed as Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (Registration No. 333-137803) filed on October 4, 2006, which is hereby incorporated by reference.
(9)	Previously filed as Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (Registration No. 333-137803) filed on October 4, 2006, which is hereby incorporated by reference.
(10)	Previously filed with Company’s Form 10-K, filed with the Commission on March 31, 1995, which is hereby incorporated by reference.
(11)	Previously filed with Company’s Form S-8, filed with the Commission on May 9, 1994, which is hereby incorporated by reference.
(12)	Previously filed as Exhibit 10.2 to Form 10-Q/A, filed with the Commission on October 27, 1995, which is hereby incorporated by reference.
(13)	Previously filed as Exhibit 10.3 to Form 10-Q/A, filed with the Commission on October 27, 1995, which is hereby incorporated by reference.
(14)	Previously filed as Exhibit 10.4 to Form 10-Q, filed with the Commission on July 27, 1995, which is hereby incorporated by reference.
(15)	Previously filed with Company’s Form 10-K, filed with the Commission on April 1, 1996, which is hereby incorporated by reference.

(16)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 15, 1996, which is hereby incorporated by reference.
(17)	Previously filed with Company’s Form 10-K, filed with the Commission on March 26, 1997, which is hereby incorporated by reference.
(18)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 11, 1998, which is hereby incorporated by reference.
(19)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 11, 1998, which is hereby incorporated by reference.
(20)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 10, 1999, which is hereby incorporated by reference.
(21)	Previously filed with Company’s Form 8-K, filed with the Commission on December 14, 2000, which is hereby incorporated by reference.
(22)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 2, 2001, which is hereby incorporated by reference.
(23)	Previously filed with Company’s Definitive Proxy Statement, filed with the Commission on April 27, 2001, which is hereby incorporated by reference.
(24)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 15, 2002, which is hereby incorporated by reference.
(25)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 9, 2004, which is hereby incorporated by reference.
(26)	Previously filed with Company’s Form 8-K, filed with the Commission on September 2, 2005, which is hereby incorporated by reference.
(27)	Previously filed with Company’s Form 8-K, filed with the Commission on September 2, 2005, which is hereby incorporated by reference.
(28)	Previously filed with Company's Form 8-K, filed with the Commission on January 12, 2006.
(29)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 10, 2006 which is hereby incorporated by reference.
(30)	Previously filed with Company’s Form 8-K, filed with the Commission on September 26, 2006 which is hereby incorporated by reference.
(31)	Previously filed with Company’s Form 8-K, filed with the Commission on October 11, 2006 which is hereby incorporated by reference.
(32)	Previously filed with Company's Form 8-K, filed with the Commission on January 8, 2007.
(33)	Provided in the Corporate Governance portion of the Investor Relations section of the Company's website at http://www.diodes.com.

*  Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.