Form 10-Q
period 2007-03-31
DIODES INC /DEL/
filed 2007-05-10
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from _______ to ________.

Commission file number: 1-5740

DIODES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2039518 (I.R.S. Employer Identification Number)

15660 North Dallas Parkway Suite 850
Dallas, Texas	75248
(Address of principal executive offices)	(Zip code)

(972) 385-2810
(Registrant’s telephone number, including area code)

3050 East Hillcrest Drive, Westlake Village, California 91362
(Former address since last report)

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
Yes ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding as of May 8, 2007 was 26,195,030.

Table of Contents

Page

Part I - Financial Information	3

Item 1 - Financial Statements	3

Consolidated Condensed Balance Sheet as of March 31, 2007
and December 31, 2006	3

Consolidated Condensed Statements of Income for the Three Months
ended March 31, 2007 and 2006	5

Consolidated Condensed Statements of Cash Flows for the Three Months
ended March 31, 2007 and 2006	6

Notes to Consolidated Condensed Financial Statements	8

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	36

Item 4 - Controls and Procedures	36

Part II - Other Information	37

Item 1 - Legal Proceedings	37

Item 1a - Risk Factors	37

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3 - Defaults Upon Senior Securities	37

Item 4 - Submission of Matters to a Vote of Security Holders	37

Item 5 - Other Information	37

Item 6 - Exhibits	38

Signature	39

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands, except share data)

ASSETS
	December 31,	March 31,
	2006	2007
		(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$48,888	$40,538
Short-term investments	291,008	294,779
Total cash and short-term investments	339,896	335,317
Accounts receivable
Trade customers	72,175	76,871
Related parties	6,147	6,210
	78,322	83,081
Allowance for doubtful accounts	(617)	(660)
Accounts receivable, net of allowances	77,705	82,421

Inventories	48,202	48,821
Deferred income taxes, current	4,650	3,573
Prepaid expenses and other	8,393	9,241
Total current assets	478,846	479,373

PROPERTY, PLANT AND EQUIPMENT, net	95,469	101,552

DEFERRED INCOME TAXES, non-current	5,428	7,104

OTHER ASSETS
Intangible assets, net	10,669	10,232
Goodwill	25,030	24,735
Other	6,697	6,778
Total assets	$622,139	$629,774

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	December 31,	March 31,
	2006	2007
		(unaudited)

CURRENT LIABILITIES
Line of credit	$-	$-
Accounts payable
Trade	40,029	34,298
Related parties	12,120	12,308
Accrued liabilities	24,967	19,455
Income tax payable	3,433	3,570
Current portion of long-term debt	2,802	2,494
Current portion of capital lease obligations	141	142
Total current liabilities	83,492	72,267

LONG-TERM DEBT, net of current portion
2.25% convertible senior notes due 2026	230,000	230,000
Others	7,115	6,717

CAPITAL LEASE OBLIGATIONS, net of current portion	1,477	1,426
OTHER LONG TERM LIABILITIES	1,101	4,932
MINORITY INTEREST	4,787	5,202
Total Liabilities	327,972	320,544

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY
Preferred stock - par value $1.00 per share;
1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share;
70,000,000 shares authorized; 25,961,267 and 26,082,860
issued at December 31, 2006 and March 31, 2007, respectively	17,308	17,389
Additional paid-in capital	113,449	117,823
Retained earnings	162,802	173,856
Accumulated other comprehensive gain	608	162
Total stockholders' equity	294,167	309,230
Total liabilities and stockholders' equity	$622,139	$629,774

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)

	Three Months Ended
	March 31,
	2006	2007

NET SALES	$73,589	$92,020

COST OF GOODS SOLD	49,375	62,496

Gross profit	24,214	29,524

OPERATING EXPENSES
Selling, general and administrative	11,284	12,679
Research and development	1,966	2,944
Loss on fixed assets	120	-
Total operating expenses	13,370	15,623

Income from operations	10,844	13,901

OTHER INCOME (EXPENSES)
Interest income, net	594	2,629
Other	(207)	(448)
Total other income	387	2,181

Income before income taxes
and minority interest	11,231	16,082

INCOME TAX PROVISION	(1,690)	(2,658)

Income before minority interest	9,541	13,424

Minority interest	(229)	(415)

NET INCOME	$9,312	$13,009

EARNINGS PER SHARE
Basic	$0.37	$0.50
Diluted	$0.34	$0.47

Number of shares used in computation
Basic	25,348,986	26,027,023
Diluted	27,679,070	27,850,553

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,312	$13,009
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,673	6,291
Minority interest earnings	229	415
Share-based compensation	1,891	2,429
Loss on disposal of property, plant and equipment	120	-
Changes in operating assets:
Accounts receivable	5,961	(4,716)
Inventories	(5,216)	(619)
Prepaid expenses and other current assets	(127)	(1,249)
Deferred income taxes	(1,841)	(598)
Changes in operating liabilities:
Accounts payable	2,893	(5,543)
Accrued liabilities	(1,364)	(4,982)
Other liabilities	-	1,877
Income taxes payable	438	137
Net cash provided by operating activities	16,969	6,451

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(11,616)	(12,906)
Purchases of short-term investments	(5,458)	(3,771)
Acquisitions, net of cash acquired	(18,747)	-
Proceeds from sale of property, plant and equipment	27	529
Net cash used by investing activities	(35,794)	(16,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on line of credit, net	(1,052)	-
Net proceeds from the issuance of common stock	1,246	844
Excess tax benefits	2,473	1,182
Repayments of long-term debt	(3,382)	(706)
Repayments of capital lease obligations	(49)	(50)
Net cash provided (used) by financing activities	(764)	1,270

EFFECT OF EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	(28)	77
DECREASE IN CASH	(19,617)	(8,350)
CASH AND CASH EQUIVALENTS, beginning of period	73,288	48,888
CASH AND CASH EQUIVALENTS, end of period	$53,671	$40,538

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION	2006	2007
Cash paid during the year for:
Interest	$451	$2,517
Income taxes	$915	$1,147
Non-cash activities:
Property, plant and equipment purchased on accounts payable	$(1,690)	$(531)
Liabilities for unrecognized tax benefits recorded as cumulative effect
adjustment to equity	$-	$1,955

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - Basis of Presentation

Unless the context otherwise requires, the words “Diodes,” “we,” “us” and “our” refer to Diodes Incorporated and its subsidiaries. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The condensed consolidated financial data at December 31, 2006 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We use the U.S. dollar as the functional currency in Diodes-China, Diodes-Shanghai and Diodes-Hong Kong, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, we will periodically assess our position with respect to the functional currency of our foreign subsidiaries. Included in net income are foreign currency exchange losses of approximately $292,000 and $254,000 for the quarter ended March 31, 2006 and 2007, respectively.

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income include foreign currency translation adjustments. Accumulated other comprehensive gain was $608,000 and $162,000 at December 31, 2006 and March 31, 2007, respectively. The $446,000 change of other comprehensive income was primarily a result of currency translation loss during the first quarter of 2007.

Total comprehensive income for the three months ended March 31, 2006 and 2007 was as follows (in thousands):

Total Comprehensive Income

	Three months ended March 31,
	2006	2007
Net income	$9,312	$13,009

Translation adjustment	266	(446)

Comprehensive income	$9,578	$12,563

NOTE C - Short-term investments

Short-term investments at March 31, 2007, were as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis

State and local government obligations	$293,766	$-	$-	$293,766
Money market mutual funds	1,013	-	-	$1,013
Total short-term investments	$294,779	$-	$-	$294,779

The estimated fair value of available-for-sale debt securities is $293.8 million, and is based on publicly available market information or other estimates determined by management. Although the maturities of the securities are over 10 years, management intends to use the funds within one year and does not anticipate holding the investments until maturity; therefore, the securities are classified as short-term.

NOTE D - Inventories

Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method (in thousands).

	December 31,	March 31,
	2006	2007

Finished goods	$30,626	$25,676
Work-in-progress	10,265	9,660
Raw materials	13,464	16,893
	54,355	52,230
Less: reserves	(6,153)	(3,409)
	$48,202	$48,821

NOTE E - Goodwill and Other Intangible Assets

Changes in goodwill are as follows (in thousands):

		2006				2007

	Balance, January 1	Acquisitions/ purchase accounting adjustments	Currency exchange and other	Balance, December 31	Balance, January 1	Acquisitions/ purchase accounting adjustments	Currency exchange and other	Balance, March 31
Goodwill-China	$881	$-	$-	$881	$881	$-	$-	$881

Goodwill-FabTech	4,209	-	-	4,209	4,209	-	-	4,209

Goodwill-Anachip	-	19,675	265	19,940	19,940	-	(295)	19,645

Total	$5,090	$19,675	$265	$25,030	$25,030	$-	$(295)	$24,735

Intangible assets subject to amortization at March 31, 2007 are (in thousands):

		As of March 31, 2007
Amortized Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency exchange and other	Net

APD:
Patents	15 years	$8,569	$(219)	$(167)	$8,183

Anachip:
Patents and trademarks	3-10 years	$2,430	$(350)	$(31)	$2,049

Total:		$10,999	$(569)	$(198)	$10,232

Amortization expense related to intangible assets subject to amortization was $70,000 and $209,000 for the three months ended March 31, 2006 and 2007, respectively.

NOTE F - Stockholders’ Equity

As of March 31, 2007, we had 26,062,860 outstanding common shares. During the first three months of 2007, common shares increased 121,593 shares, primarily due to 118,877 shares issued in conjunction with stock option exercises and 2,716 shares issued in conjunction with vested share grants.

Additional paid-in capital increased approximately $4.4 million in the first three months of 2007, primarily due to $1.5 million in stock option expense, $0.9 million in share grant expense, $0.8 million in conjunction with stock option exercises and $1.2 million excess tax benefits associated with share based compensation.

We adopted the provisions of FASB Interpretation No. 48 (“FIN48”) effective January 1, 2007. As a result of the implementation of FIN48, we recorded an approximate $2.0 million increase in the liability for unrecognized tax benefits, primarily related to our foreign subsidiaries, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

NOTE G - Income Tax Provision

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2003.

With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2001. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for any adjustments that are expected to result from these years. We will recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

We adopted the provisions of FIN48 effective January 1, 2007. As a result of the implementation we recorded an approximate $2.0 million increase in the liability for unrecognized tax benefits, primarily related to our foreign subsidiaries, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of January 1 and March 31, 2007, the gross amount of unrecognized tax benefits was approximately $1.3 million, all of which, if recognized, will increase our effective income tax rate.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or competent authority proceedings related to transfer pricing. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

We recognized income tax expense of $2.7 million for the first quarter of 2007, resulting in an effective tax rate of 16.5%, as compared to 15.0% in the same period last year, and 20.5% in the fourth quarter of 2006. The higher effective tax rate compared to the first quarter of 2006 reflects the impact of an expected increase in our preferential tax rate, from 0% to 7.5%, at one of our China subsidiaries. The decrease in the effective tax rate compared to the fourth quarter of 2006 reflects additional tax planning efforts aimed at improving our tax rate with lower planned foreign earnings repatriations in 2007. As of March 31, 2007, we had accrued $3.3 million for taxes on future dividend from our foreign subsidiaries.

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

In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China, the local government waived this tax from 1996 through 2005. Management expects this tax to be waived for 2006 and 2007 as well; however, the local government can re-impose this tax at its discretion at any time.

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

With the recent China government income tax reform, which terminates some existing tax incentives for foreign enterprises doing business in China, it is unclear to what extent our China subsidiaries will continue to receive preferential tax treatment.

As an incentive for the formation of Anachip, earnings of Anachip are subject to a five-year tax holiday (subject to certain qualifications of Taiwanese tax law). In the third quarter of 2006, we elected to begin this five-year tax holiday as of January 1, 2006.

NOTE H - Deferred compensation

Beginning January 1, 2007, the Company began sponsoring a Non-Qualified Deferred Compensation Plan (the “Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Plan allows eligible participants to defer the receipt of eligible compensation until designated future dates. The Company hedges its obligations under the plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At March 31, 2007, these investments totaled approximately $477,000. All gains and losses in these investments are equally offset by corresponding gains and losses in the Company’s deferred compensation liabilities.

NOTE I - Share-based Compensation

We maintain share-based compensation plans for our officers, key employees, and our Board, which provide for stock options and stock awards. The share-based compensation plans are described more fully in Note 13 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Stock Options. Through March 31, 2006, substantially all stock options granted vest in equal annual installments over a three-year period and expire ten years after the grant date. Beginning April 1, 2006, substantially all stock options granted vest in equal annual installments over a four-year period and expire ten years after the grant date.

Beginning in fiscal year 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments” (SFAS 123R), on a modified prospective transition method to account for our employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated, and thus do not include the additional compensation expense. In the three months ended March 31, 2007, operating income decreased by approximately $1.5 million, net income decreased by $1.2 million, and diluted earnings per share were reduced by $0.03. For the three months ended March 31, 2006 and 2007 share-based compensation expense associated with the Company’s stock options recognized in the income statement is as follows (in thousands):

	Three Months Ended March 31,
	2006	2007
Selling and administrative expense	$133	$82
Research and development expense	$1,316	$1,303
Cost of sales	$147	$124

Total stock option expense	$1,596	$1,509

No stock options were granted in the first quarter of 2007. Stock option expense for the three months ended March 31, 2006 was calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2006
Expected volatility	50.71%
Expected term (in years)	4.80
Risk-free interest rate	4.39%
Expected forfeitures	2.56%
Expected dividends	-

Expected volatility. The Company estimates expected volatility using historical volatility. Public trading volume on options in the Company’s stock is not material. As a result, the Company determined that utilizing an implied volatility factor would not be appropriate. The Company calculates historical volatility for the period that is commensurate with the option’s expected term assumption.

Expected term. The Company evaluated expected term based on history and exercise patterns across its demographic population. The Company believes that this historical data is the best estimate of the expected term of a new option. The expected term for officers and the Board members is 6.57 years, while the expected term for all other employees is 4.83 years.

Risk free interest rate.  The Company estimated the risk-free interest rate based on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption.

Forfeiture rate.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest as SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 2.56% to all unvested options as of March 31, 2007. This analysis will be re-evaluated at least annually, and the forfeiture rate will be adjusted as necessary.

Dividend yield.   The Company historically has not paid a cash dividend; therefore this input is not applicable.

For the three months ended March 31, 2007, the Company did not grant any stock options to purchase shares of the Company’s Common Stock.

The total intrinsic value (actual gain) of options exercised during the three months ended March 31, 2007 was approximately $3.4 million.

The total net cash proceeds received from stock option exercise for the three months ended March 31, 2007 was $0.8 million.

A summary of the stock option plans as of March 31, 2007 follows:

Stock options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2006	3,579	$12.73	6.4	81,396
Granted	0	0
Exercised	(119)	7.10
Forfeited or expired	(42)	27.61
Outstanding at March 31, 2007	3,417	$12.84	6.2	$75,413
Exercisable at March 31, 2007	2,479	$9.06	5.4	$63,932

As of March 31, 2007, total un-recognized stock-based compensation expense related to unvested stock options, net of forfeitures, was approximately $7.9 million, before income taxes, and is expected to be recognized over a weighted average of approximately 2.0 years.

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

A summary of the status of the Company’s non-vested share grants as of March 31, 2007 is presented below:

		Weighted-Average
Nonvested Shares	Shares (000)	Grant-Date Fair Value

Nonvested at January 1, 2007	568	$24.67
Granted	16	35.48
Vested	(3)	33.39
Forfeited	(10)	35.53
Nonvested at March 31, 2007	570	$24.73

During the three months ended March 31, 2006 and 2007, there were $0.3 million and $0.9 million of total recognized share-based compensation expense related to non-vested stock award arrangements granted under the plans, respectively.

As of March 31, 2007, total un-recognized stock-based compensation expense related to unvested share grants, net of forfeitures, was approximately $9.9 million, before income taxes, and is expected to be recognized over a weighted average of approximately 2.8 years.

NOTE J-Segment Information

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

Our operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Anachip Corporation located in HsinChu, Taiwan; Diodes-China and Diodes-Shanghai, both located in Shanghai, China; and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European sales, which accounted for approximately 3.3% and 4.5% of total sales for the three months ended March 31, 2006 and 2007, respectively, are consolidated into the domestic (North America) operations.

The accounting policies of the operations are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues (in thousands):

Three Months Ended	Far East	North America	Consolidated Segments
March 31, 2006

Total sales	$80,331	$27,116	$107,447
Inter-company sales	(29,208)	(4,650)	(33,858)
Net sales	$51,123	$22,466	$73,589

Property, plant and equipment	$65,669	$10,722	$76,391
Assets	$192,748	$126,210	$318,958

Three Months Ended	Far East	North America	Consolidated Segments
March 31, 2007

Total sales	$110,667	$30,723	$141,390
Inter-company sales	(44,810)	(4,560)	(49,370)
Net sales	$65,857	$26,163	$92,020

Property, plant and equipment	$88,041	$13,511	$101,552
Assets	$177,006	$452,768	$629,774

Geographic Information

Revenues were derived from (shipped to) customers located in the following countries. “All Others” represents countries with less than 10% of total revenues each (in thousands):

	Net Sales
	for the three months		Percentage of
	ended March 31,		net sales
	2006	2007	2006	2007

China	$25,569	$24,992	34.7%	27.2%
Taiwan	18,271	33,619	24.8%	36.5%
United States	17,591	20,186	23.9%	21.9%
All Others	12,158	13,223	16.6%	14.4%
Total	$73,589	$92,020	100.0%	100.0%

NOTE K - Business Acquisition

APD acquisition - On October 31, 2006, we purchased the net assets of APD Semiconductor, a privately held U.S.-based fabless semiconductor company. The assets related to the business of manufacturing, marketing, selling and distribution of semiconductor products. The initial purchase price of the acquisition was $8.4 million in addition to a potential earn-out provision with respect to pre-defined covered products. The acquisition was completed on November 3, 2006.

The contingent consideration has been recorded as a liability at the date of acquisition. When the contingency is resolved and the consideration is distributable, any excess of the fair value of the contingent consideration payable over the amount that was recognized as a liability shall be recognized as an additional cost of the acquired entity. If the amount initially recognized as a liability exceeds the consideration payable, that excess shall be allocated as a pro rata reduction of the amounts assigned to assets acquired. Any amount that remains after reducing those assets to zero shall be recognized as an extraordinary gain.

The following table (in thousands) summarizes management's preliminary estimates of the fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement for final determination of fair value and the contingent consideration.

Assets acquired	Total Allocation

Accounts receivable	$299
Inventory	923
Fixed assets	125
Patents	8,399

Liabilities assumed
Accounts payable	(338)
Accrued liabilities	(1,000)
Net assets acquired	$8,408

NOTE L - Commitments

Purchase commitments - We have non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment in China, for approximately $9.1 million at March 31, 2007.

NOTE M - Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS 159 is effective as of January 1, 2008. We have not yet determined the effect, if any, that the implementation of FAS 159 will have on our results of operations or financial condition.

In September 2006, FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R) ("FAS 158"). FAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. We do not expect FAS 158 to have a material impact on our consolidated financial statements.

In September 2006, FASB issued FAS 157, Fair Value Measurements (“FAS 157”). FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the effect, if any, that the implementation of FAS 157 will have on our results of operations or financial condition.

In July 2006, FASB issued FASB interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN48 effective January 1, 2007. As of result of the adoption we recorded an approximately $2 million increase in accrued income taxes in our consolidated balance sheet for unrecognized tax benefits, primarily related to our foreign subsidiaries, which was accounted for as a cumulative effect adjustment to the January 1, 2007, balance of retained earnings (see Note G.).

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to their forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events. Unless the context otherwise requires, the words “Diodes,” “we,” “us” and “our” refer to Diodes Incorporated and its subsidiaries.

This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, previously filed with Securities and Exchange Commission.

Overview

We are a global manufacturer and supplier of high-quality application specific standard products within the broad discrete and analog semiconductor markets. We design, manufacture and market these semiconductors focusing on diverse end-use applications in the consumer electronics, computing, communications, industrial and automotive sectors. Our semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device. We believe that our product focus provides us with a meaningful competitive advantage relative to broadline semiconductor companies that provide a wider range of semiconductor products.

In the first quarter of 2007 we transitioned our headquarters from Westlake Village, California to Dallas, Texas. Our two manufacturing facilities are located in Shanghai, China; our wafer fabrication facility is near Kansas City, Missouri; our sales and marketing and logistical centers are located in Westlake Village, California, Taipei, Taiwan, Shanghai and Shenzhen, China, and Hong Kong; and our newly acquired fabless IC design company, Anachip, is located in Hsinchu, Taiwan. We also have regional sales offices or representatives in: Derbyshire, England; Toulouse, France; Frankfurt, Germany; and in various cities in the United States.

Our strategy is to continue to enhance our position as a global supplier of standard semiconductor products, and to continue to add other product lines, such as power management products, using our packaging technology capability.

The principal elements of this strategy include the following:

Focus on technology innovation - In 2006, we strengthened our product design centers in Dallas, San Jose, Shanghai and Taipei to position our design engineers to work more closely with our customers and enable us to deliver a stream of innovative solutions in our targeted product categories. By working closely with our market-leading customers and tailoring our research and development efforts to their specific needs, we have gained a superior understanding of their requirements and can anticipate and quickly respond to their emerging product development needs. As the trend toward converged consumer electronics devices in ever smaller form factors continues to drive demand for products that can help our customers achieve enhanced performance and energy efficiencies while shrinking printed circuit board real estate, we have been able to introduce market-leading innovative products to address our customer needs.

In March 2007, we announced the launch of a new series of low threshold voltage MOSFETs, optimized for low voltage applications. Designed for simple integration into a wide variety of low voltage circuits common to portable and handheld end products, the new MOSFET series can be driven directly from low voltage logic level outputs without requiring expensive and power-hungry charge pumps. Combined with an available low-profile package height of 0.4 mm, the DFN package is ideal for the fast growing, space constrained, consumer electronic device end products such as mobile phones and portable media players. As the industry-wide trend for smaller and more efficient products expands, a broad shift to lower operating and logic level voltages has created widespread demand for low threshold voltage small signal MOSFETs. To address the growing need for sub-3.3 volt logic level operation, we also introduced the DMN5L06xxK series of low threshold voltage MOSFETs available in a variety of industry standard surface-mount packages. Ideal for a broad range of applications, this series is optimized for use in notebook and desktop computers, set-top boxes, broadband cable and xDSL modems, LCD monitors, and GPS navigation systems.

We recently introduced the PowerDI™323, a high performance proprietary platform in one of the smallest form factors in the market, building on the success of our PowerDI™123 and PowerDI™5 platforms. We also launched the AH180 product platform, a new generation low-voltage Hall Sensor switch designed to reduce our customers’ time to market and solution cost. The AH180 size and power consumption performance make it a good fit to a wide range of applications in the fast growing portable consumer electronics market. In addition, through the APD Semiconductor acquisition, we were able to launch a Super Barrier Rectifier (SBR®) product family packaged in our proprietary high performance PowerDITM123. The 3 Ampere SBR® rectifier product family provides unsurpassed efficiency, superior reliability, and a wide safe operating area in applications like disk drives, high temperature automotive applications, DC/DC converters, and in small portable electronics such as mobile phones, digital audio players and digital cameras. During 2006, we introduced approximately 218 new devices in approximately 30 different product families and achieved new design wins at over 100 OEMs. In the first quarter of 2007, we introduced approximately 84 new devices in approximately twelve different product families. We believe that continued introduction of new and differentiated product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace.

Expand our available market opportunities - We intend to aggressively maximize our opportunities in the standard semiconductor market as well as in related markets where we can apply our semiconductor design and manufacturing expertise. A key element of this is leveraging our highly integrated packaging expertise through our Application Specific Multi-Chip Circuit (ASMCC) product platform, which consists of standard arrays, function specific arrays and end-equipment specific arrays. We intend to achieve this by:

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

Our extension into the Hall effect sensors and Power Management product lines provides us with a market opportunity that focuses on high growth areas that have higher margins. In addition, these product lines share essentially the same customers and end-user applications as our current product lines, providing us with cross-selling opportunities, and helping us to expand and deepen our customer relationships. Overall, we believe that our financial results reflect our customers’ acceptance of our broader product lines and reaffirm our confidence in the soundness of our strategic direction.

Maintain intense customer focus - We intend to strengthen and deepen our customer relationships. We believe that continued focus on customer service would increase our net sales, operating performance and overall market share. To accomplish this, we intend to continue to closely collaborate with our customers to design products that meet their specific needs. A critical element of this strategy is to continue to minimize our design cycle time in order to quickly provide our customers with innovative products. Our customer service culture pervades all levels of our organization and has enabled us to build a customer base that includes global industry leaders in the computing, consumer electronics, communications, industrial and automotive sectors. Our engineers work with customers side by side to understand their requirements and to help them reduce component count and footprint and to improve functionality. And our flexible manufacturing facilities will quickly shift production to accommodate customer needs and scale up production on customized application specific devices. This level of responsiveness has enabled us to stay ahead of the curve on our customers’ ongoing and future needs and expand our position with each new generation of end devices. We deliver world-class service support to our clients from our sales, engineering and marketing teams in the United States, Asia and Europe.

Enhance manufacturing efficiency - A key element of our success is our overall low-cost base. We operate two state-of-the-art manufacturing facilities in China. During 2006, we invested approximately $32 million in new manufacturing capacity and increased our total output by approximately 43% to over 11.8 billion devices per year. We remain committed to achieving the lowest cost and highest quality position in our industry by our relentless pursuit of continuous improvement in manufacturing efficiencies through product innovation and economies of scale. We will continue to deliver the highest quality products and services our customers have come to expect as well as maintain our customer-centered approach to adjust and reconfigure our production schedule to deliver devices of outstanding reliability for high-volume applications within very tight delivery schedules. We believe that our approach to manufacturing excellence, quality, flexibility and reliability at a very competitive cost is key to our business strategy and success, and has positioned us as a premier supplier to some of the leading OEMs in the world.

Pursue selective strategic acquisitions - As part of our strategy to expand our standard semiconductor product offerings and to maximize our market opportunities, we may acquire discrete, analog or mixed-signal technologies, product lines or companies in order to support our ASMCC product platform and enhance our standard and new product offerings.

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

On November 3, 2006, we purchased the net assets of APD Semiconductor, Inc., a privately held U.S.-based fabless semiconductor company. APD Semiconductor’s main product focus is its patented and trademarked Super Barrier Rectifier (SBR®) technology. Utilizing a low cost IC wafer process, the SBR® technology uses a MOS cellular design to replace standard traditional Schottky or PN junction diodes. The SBR® technology uses an innovative-patented process technique that allows its key parameters to be easily tuned to optimize any customer applications. This adaptive and scalable technology allows for increased power saving with better efficiency and reliability at higher operating temperatures for end user applications like digital audio players, DC/DC converters. AC/DC power supplies, LCD monitors, Power-over-Ethernet (POE), Power Factor Correction (PFC) and TV/satellite set-top boxes. The SBR® technology offers industry-leading products like the SBR20U100CT, which has the lowest forward voltage and highest efficiency and power saving in its class. The APD acquisition will enhance our product capabilities and technology leadership position in the low pin count standard product semiconductor market and expand our product capabilities across important segments of our end-markets.

In implementing these strategies, the following factors have affected, and, we believe, will continue to affect, our results of operations:

• Since 1998, we have experienced increases in the demand for our products, and substantial pressure from our customers and competitors to reduce the selling price of our products. We expect future increases in net income to result primarily from increases in sales volume and improvements in product mix in order to offset any reduced average selling prices of our products.

• As part of our growth strategy, in January 2006 we acquired Anachip Corporation, a fabless Taiwanese semiconductor company focused on the standard analog markets. The acquisition was accretive to our 2006 earnings, and is expected to be accretive to our full-year 2007 earnings.

• In 2006 and the three months ended March 31, 2007, 28.2% and 31.9%, respectively, of our net sales were derived from products introduced within the last three years, which we term “new products,” compared to 15.3% in 2005. The significant increase in new products primarily resulted from the Anachip acquisition. We expect new products to generally have gross profit margins that are higher than the margins of our standard products. We expect net sales derived from new products to increase in absolute terms, although our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix.

• Our gross profit margin was 32.1% in the first quarter of 2007, compared to 32.9% in the same period of 2006 and 33.4% in the fourth quarter of 2006. Our gross margin percentage was lower as average selling prices declined during the first quarter of 2007 due to a softer market. With the addition of Anachip, we can now pursue adjacent product categories that significantly expand our growth opportunities as well as gross margin potential.

• As of March 31, 2007, we invested approximately $137 million in our Asian manufacturing facilities. For the three months ended March 31, 2007, we invested approximately $12.4 million in capital expenditures, primarily in our Asian manufacturing facilities, which was approximately 13.4% of revenue. Our full-year capital expenditure estimate is 10-12% of our total revenue. Our capital expenditure objective is to meet increased demand by investing in equipment to increase our manufacturing efficiencies, and to integrate the analog business.

• During the first quarter of 2007, the percentage of our net sales derived from our Asian subsidiaries was 71.6%, compared to 74.8% in the fourth quarter of 2006 and 71.9% for the year 2006. Although Asia sales decreased in the first quarter of 2007 due to weaker demand, we expect our net sales to the Asian market to continue to increase as a percentage of our total net sales as a result of our customers' continuing to shift their manufacturing of electronic products from the U.S. to Asia.

• We have increased our investment in research and development from $2.0 million, or 2.7% of net sales, in the first quarter of 2006 to $2.9 million, or 3.2% of net sales, in the first quarter of 2007, as we completed the Anachip and APD acquisitions, continued investing in enhancing current product features, and developed new products. We continue to seek to hire qualified engineers who fit our focus on proprietary discrete and analog processes and packaging technologies. Our goal is to invest in research and development to between 2.5% and 3.5% of net sales as we bring additional proprietary devices to the market.

• On November 3, 2006, we purchased the assets of APD Semiconductor (APD), a privately held U.S.-based fabless discrete semiconductor company. APD's main product focus is its patented and trademarked Super Barrier Rectifier (SBR®) technology. The initial purchase price of the acquisition was $8.4 million in addition to a potential earn-out provision with respect to pre-defined covered products. The APD acquisition is aligned with our strategy of strengthening our technology leadership in the discrete semiconductor market and expanding our product capabilities across important segments of our end-markets.

• In October 2006, we issued $230 million in aggregate principal amount of convertible senior notes due on October 1, 2026. The notes pay interest semiannually at a rate of 2.25% per annum. The notes will be convertible, in certain circumstances, into cash up to the principal amount, and any conversion value above the principal amount will be redeemable, at our option, into cash or shares of Common Stock, at an initial conversion rate of 17.0946 shares per $1,000 principal amount of notes (which represents an initial conversion price of $58.50 per share). The initial conversion price represents a 39.68% conversion premium, based on the last reported sale price of $41.88 of Company's Common Stock on October 5, 2006. We expect this transaction to be accretive to earnings per share given the current short-term interest environment and intend to use the net proceeds from this offering for working capital and other general corporate purposes, including acquisitions.

Related Parties

We conduct business with one related party company, Lite-On Semiconductor Corporation (“LSC”) (and its subsidiaries and affiliates) and one significant party, Keylink International (formerly Xing International) (and its subsidiaries). LSC is our largest stockholder and owned 22.2% of our outstanding Common Stock as of March 31, 2007. Keylink International is our 5% joint venture partner in Diodes-China and Diodes-Shanghai. Raymond Soong, who became a director and Chairman of the Board in 1993, is also Chairman of the Boards of LSC and Lite-On Technology Corporation (“LTC”) (a significant shareholder of LSC), and is the founder of the Lite-On Group of companies and a board member of Actron Technology Corporation, a Lite-On Group company. C.H. Chen, our Vice Chairman of the Board, is also Vice Chairman of LSC, Supervisor of LTC, and a board member of Actron Technology Corporation.

The Audit Committee of our Board of Directors reviews all related party transactions for potential conflict of interest situations, and approves all such transactions, in accordance with such procedures as it may adopt from time to time. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.

During the three months ended March 31, 2007, we sold silicon wafers to LSC totaling 7.3%, (6.5% in 2006 and 9.6% in 2005) of our net sales, respectively, making LSC our largest customer. Also for the three months ended March 31, 2007, 11.8% (13.0% in 2006 and 14.7% in 2005) of our net sales were from discrete semiconductor products purchased from LSC for subsequent sale by us, making LSC our largest outside supplier. In addition, companies affiliated with LSC, which we refer to collectively as The Lite-On Group, accounted for 2.1%, 2.3% and 4.2% of our net sales, respectively, in the first quarter of 2007, the year of 2006 and 2005, respectively. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. In December 2000, we acquired a wafer foundry, FabTech, Inc., from LSC for approximately $6.0 million cash plus $19.0 million in assumed debt (the debt was due primarily to LSC).

During the three months ended March 31, 2007, we sold silicon wafers to companies owned by Keylink International totaling 0%, (0.4% in 2006 and 0.6% in 2005) of our net sales. Also for the three months ended March 31, 2007, 1.7% (2.3% in 2006 and 3.0% in 2005) of our net sales were from discrete semiconductor products purchased from companies owned by Keylink International, respectively. In addition, Diodes-China and Diodes-Shanghai lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink International. We also pay a consulting fee to Keylink International. In 2006, and the three months ended March 31, 2007, we paid Keylink International an aggregate of $7.9 million and $2.1 million, respectively, with respect to these items.

On December 20, 2005, we entered into a definitive stock purchase agreement to acquire Anachip Corporation, a Taiwanese fabless analog IC company, and headquartered in the Hsinchu Science Park in Taiwan. The selling shareholders included LSC (which owned approximately 60% of Anachip’s outstanding capital stock), and two Taiwanese venture capital firms (together owning approximately 20% of Anachip’s stock), as well as current and former Anachip employees. As of December 31, 2005, we had purchased an aggregate of 9,433,613 shares (or approximately 18.9%) of the 50,000,000 outstanding shares of the capital stock of Anachip. On January 10, 2006 (the closing date of the acquisition), we purchased an additional 40,470,212 shares and therefore, we now hold approximately 99.8% of the Anachip capital stock.

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

➢
We had a significant amount of debt following the offering of our convertible senior notes. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our other debt.

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

➢	We are subject to foreign currency risk as a result of our international operations.

➢	We may not continue to receive preferential tax treatment in Asia, thereby increasing our income tax expense and reducing our net income.

➢	The distribution of any earnings of our foreign subsidiaries to the United States may be subject to U.S. income taxes, thus reducing our net income.

Risks Related To Our Common Stock

➢	Variations in our quarterly operating results may cause our stock price to be volatile.

➢	We may enter into future acquisitions and take certain actions in connection with such acquisitions that could affect the price of our Common Stock.

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

➢	Conversion of our convertible senior notes will dilute the ownership interest of existing shareholders, including holders who had previously converted their notes.

➢	The repurchase rights and the increased conversion rate triggered by a make-whole fundamental change could discourage a potential acquirer.

➢	Anti-takeover effects of certain provisions of Delaware law and our Certificate of Incorporation and Bylaws

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

Selling, General and Administrative Expenses (SG&A)

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

Research and Development Expenses (R&D)

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development expenses are primarily associated with our wafer facility near Kansas City, Missouri, our analog IC facilities in Taipei, Taiwan, and our manufacturing facilities in China, as well as our engineers at our U.S. facilities. All research and development expenses are expensed as incurred, and we expect our research and development expenses to increase in absolute dollars as we invest in new technologies and product lines.

Interest Income / Expense

Interest income consists of interest earned on our cash and investment balances. Interest expense consists primarily of interest payable on our outstanding credit facilities.

Income Tax Provision

  We recognized income tax expense of $2.7 million for the first quarter of 2007, resulting in an effective tax rate of 16.5%, as compared to 15.0% in the same period last year, and 20.5% in the fourth quarter of 2006. The higher effective tax rate compared to the first quarter of 2006 reflects the impact of an expected increase in our preferential tax rate, from 0% to 7.5%, at one of our China subsidiaries. The decrease in the effective tax rate compared to the fourth quarter of 2006 reflects additional tax planning efforts aimed at improving our tax rate with lower planned foreign earnings repatriations in 2007. Going forward, we currently anticipate our consolidated tax rate to be comparable to the first quarter of 2007. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

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

We are involved in various tax matters, some of whose outcome is uncertain. For purposes of evaluating whether or not a tax position is uncertain (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits, and the tax benefit of a qualifying position is the largest amount of tax benefits that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recorded an approximate $2.0 million increase in the liability for unrecognized tax benefits, primarily related to our foreign subsidiaries, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

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

Impairment of Long-Lived Assets

As of March 31, 2007, goodwill was $24.7 million ($19.6 million related to the Anachip acquisition, $4.2 million related to the FabTech acquisition, and $0.9 million related to Diodes-China). We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for which goodwill is tested for impairment at least annually. We performed the required impairment tests of goodwill and have determined that the goodwill is fully recoverable.

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

Share-Based Compensation

Effective in January 1, 2006, we adopted SFAS No. 123R (SFAS 123R), “Share-Based Payments,” using the modified prospective method. Under SFAS 123R, we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. We continue to use the Black-Scholes model, consistent with prior period valuations under SFAS 123 and SFAS 123R. No modifications were made to any outstanding share-options prior to the adoption of SFAS 123R.

The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires us to value stock options prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options’ remaining vesting period. This resulted in the expensing $1.6 million and $1.5 million in the three month periods ended March 31, 2006 and 2007, respectively, which was recorded within the cost of goods sold expense, general and administrative expense and research and development expense on our condensed consolidated income statement. In addition, SFAS 123R requires us to reflect any tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash inflow in its statement of cash flows rather than as an operating cash flow as in prior periods (See “Note I - Share-based Compensation” for details). We have changed our primary award type from stock options to stock awards as an improved method of employee reward and retention. In general, we extended the vesting period from three years to four years, and reduced the number of shares subject to the award by a factor of approximately three to one.

We have 570,225 restricted stock grants outstanding as of March 31, 2007. The restricted stock grants will be recorded each quarter as a non-cash operating expense item. As of March 31, 2007, there was $9.9 million of total unrecognized compensation cost related to non-vested share-based compensation. This cost is expected to be recognized over a weighted-average period of 2.8 years. In the first quarter of 2007, an expense of $0.9 million was recorded. In addition to the expense, the effects of the restricted stock grants are included in the diluted shares outstanding calculation.

Results of Operations for the Three Months Ended March 31, 2006 and 2007

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three months ended March 31,		Increase (Decrease)
	2006	2007	'06 to '07

Net sales	100	100	25.0

Cost of goods sold	(67.1)	(67.9)	26.6

Gross profit	32.9	32.1	21.9

Operating expenses	(18.1)	(17.0)	16.9

Operating income	14.8	15.1	28.2

Interest income, net	0.8	2.9	342.6

Other income (expense)	(0.3)	(0.5)	116.0

Income before taxes and minority interest	15.3	17.5	43.2

Income tax provision	(2.3)	(2.9)	57.4

Income before minority interest	13.0	14.6	40.7

Minority interest	(0.3)	(0.5)	80.4

Net income	12.7	14.1	39.7

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2006	2007
Net sales	$ 73,589	$ 92,020

Net sales increased approximately $18.4 million for the three months ended March 31, 2007, compared to the same period last year. The 25.0% increase in net sales represents an approximately 39.6% increase in units sold offset in part by a 10.4% decrease in average selling prices (ASP). A first quarter 2007 sequential revenue increase to our customers in the consumer electronics market was offset by weak seasonal demand in the computer and industrial segments, as well as by significant price pressure and an unfavorable commodity-based product mix. First quarter 2007 revenue in Asia was down 7% sequentially and contributed 72% of our first quarter sales, with demand in core end-equipment categories such as digital media players, notebook computers and LCD screens down in the quarter. North American sales were up 3.4% sequentially and accounted for 24% of total sales driven by strong OEM demand. Revenue in Europe was up 63% sequentially and contributed 4.5% of total sales, as we continued to make progress with new design wins, initial orders and expanded customer relationships.

	2006	2007
Cost of goods sold	$ 49,375	$ 62,496
Gross profit	$ 24,214	$ 29,524
Gross profit margin percentage	32.9%	32.1%

Cost of goods sold increased approximately $13.1 million, or 26.6%, for the three months ended March 31, 2007 compared to the same period last year. As a percent of sales, cost of goods sold increased to 67.9% in the first quarter of 2007 from 67.1% in the comparable period last year and our average unit cost (AUP) decreased 9.3%. As per SFAS 123R, included in cost of goods sold was $133,000 and $82,000 of non-cash, stock option compensation expense related to our manufacturing facilities for the three months ended March 31, 2006 and 2007, respectively.

For the first quarter of 2007, gross profit increased by approximately $5.3 million, or 21.9%, compared to the three months ended March 31, 2006. Gross margin decreased to 32.1% for the three months ended March 31, 2007, compared to 32.9% for the same period of 2006, due to (i) the ASP decline exceeding the AUP decline and (ii) demand-induced changes in product mix.

	2006	2007
SG&A	$ 11,284	$12,679

SG&A for the three months ended March 31, 2007 increased approximately $1.4 million, or 12.4%, compared to the same period last year, due primarily to increased compensation expense, including share grant expense, related to increased employees, as well as increased sales commissions related to the net sales increase. Non-cash, SFAS123R stock option expense included in SG&A was $1.3 million in both first quarters of 2006 and 2007. SG&A, as a percentage of sales, improved to 13.8% in the current quarter, compared to 15.3% in the prior-year quarter, due primarily to the increased sales.

	2006	2007
R&D	$ 1,966	2,944

Investment in R&D in the current quarter was $2.9 million, an increase of approximately $1.0 million from the same period last year. The R&D increase was due primarily to additional R&D initiatives, as well as the APD acquisition in the fourth quarter of 2007 which provided the SBR® technology. Non-cash, SFAS123R stock option expense included in R&D was $0.1 million in both first quarters of 2006 and 2007. We continue to enhance our R&D capabilities to support our broader market focus and profitable growth objectives. R&D, as a percentage of sales, was 3.2% in the first quarter 2007 compared to 2.7% in the same period of 2006.

	2006	2007
Interest income (expense), net	$ 594	$ 2,629

Net interest income for the three months ended March 31, 2007 was $2.6 million, compared to the net interest income of $0.6 million in the same period 2006. The increase was due primarily to interest income earned on short-term investment securities purchased primarily with funds from the convertible bond offering.

	2006	2007
Other expense	$ 207	$ 448

Other expense for the three months ended March 31, 2007 was $448,000, compared to other expense of $207,000 in the first quarter of 2006. Included in other expense for the first quarter of 2007 was an approximate $319,000 amortization expenses for convertible notes issuance costs and $253,000 currency exchange loss due to Taiwan currency changes during the quarter.

	2006	2007
Income tax provision	$ 1,689	$ 2,658

We recognized income tax expense of $2.7 million for the first quarter of 2007, resulting in an effective tax rate of 16.5%, as compared to 15.0% in the same period last year, and 20.5% in the fourth quarter of 2006. The higher effective tax rate compared to the first quarter of 2006 reflects the impact of an expected increase in our preferential tax rate, from 0% to 7.5%, at one of our China subsidiaries. The decrease in the effective tax rate compared to the fourth quarter of 2006 reflects additional tax planning efforts aimed at improving our tax rate with lower planned foreign earnings repatriations in 2007. Going forward, we currently anticipate our consolidated tax rate to be comparable to the first quarter of 2007.

	2006	2007
Minority interest	$ 230	$ 415

Minority interest represented the minority investor’s share of the earnings of Diodes-China, Diodes-Shanghai and Anachip for the period. The reciprocal investment in the above subsidiaries and their equity balances were eliminated in the consolidations of our financial statements, and the activities of Diodes-China, Diodes-Shanghai and Anachip were included therein. As of March 31, 2007, we had 95% controlling interests in Diodes-China and Diodes-Shanghai, and a 99.81% controlling interest in Anachip.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash, funds from operations and borrowings under our credit facilities. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs. At December 31, 2006 and March 31, 2007, our working capital was $395.4 million and $407.1 million, respectively. We anticipate our working capital position will be sufficient for at least the next 12 months.

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

On October 5, 2006, we issued $230 million in aggregate principal amount of convertible senior notes due on October 1, 2026. We received approximately $224.0 in net proceeds from this debt offering and intend to use the net proceeds from this offering for working capital and other general corporate purposes, including acquisitions.

Capital expenditures for the three months ended March 31, 2006 and 2007 were $11.6 million and $12.4 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the U.S. 2007 capital expenditures were 13.4% of revenue, which is slightly higher than our 10-12% full-year estimate.

Discussion of Cash Flow

Cash and short-term investments decreased from $339.9 million at December 31, 2006, to $335.3 million at March 31, 2007.

Operating Activities

Net cash provided by operating activities during the first three months of 2007 was $6.5 million, resulting primarily from $13.0 million of net income in this period, as well as a $6.3 million in depreciation and amortization. Net cash provided by operating activities was $17.0 million for the same period in 2006. Net cash provided by operations decreased by $10.5 million for the first three months from 2006 to 2007. This decrease resulted primarily from an approximately $6.0 million increase in operating assets and a $10.5 million decrease in liabilities, offset by a $3.7 million increase in our net income (from $9.3 million in 2006 to $13.0 million in 2007), $0.5 million increase in non-cash, share-based compensation expense, and a $1.6 million increase in depreciation and amortization expense. We continue to closely monitor our credit terms with our customers, while at times providing extended terms, primarily required by our customers in Asia and Europe.

Investing Activities

Net cash used in investing activities was $16.1 million for the first three months of 2007 compared to $35.8 million for the same period of 2006. The $19.7 million decrease in investing activities primary relates to the $18.7 million payment for Anachip acquisition (net of cash acquired) in the first quarter of 2006, and a $1.7 million decrease in investment in available for sale securities, offset by a $1.3 million increase in capital expenditures.

Financing Activities

Our financing activities include net borrowings, share issuances and excess tax benefits associated with stock option exercises. Net cash provided by financing activities totaled $1.3 million for the first three months of 2007 compared to cash used of $0.8 million in the same period of 2006. This increase is primarily the result of a $3.7 million decrease in repayments of long-term debt and lines of credit, offset by a $1.3 million decrease in excess tax benefits associated with stock option exercises, as well as $402,000 less cash proceeds from stock options exercised during the 2007 quarter.

Debt Instruments

On August 29, 2006, we amended our U.S. credit arrangements with Union Bank of California, N.A. Under the second amendment to our amended and restated credit agreement, we have available a revolving credit commitment of up to $20.0 million, including a $5.0 million letter of credit sub-facility. In addition, and in connection with this amendment, one of our subsidiaries, Diodes-FabTech, also amended and restated a term note and related agreement with respect to an existing term loan arrangement, which we refer to as the FabTech term loan. After giving effect to this amendment, the principal amount under the FabTech term loan was increased to $5.0 million.

The revolving credit commitment expires on August 29, 2008. The FabTech term loan, which amortizes monthly, matures on August 29, 2010. As of March 31, 2007, we had no amounts outstanding under our revolving credit facility, and there was $3.4 million outstanding under the FabTech term loan. Loans to Diodes Incorporated under our credit facility are guaranteed by FabTech, and in turn, the FabTech term loan is guaranteed by Diodes Incorporated. The purpose of the revolving credit facility is to provide cash for domestic working capital purposes, and to fund permitted acquisitions.

Any amounts borrowed under the credit facility and the FabTech term loan are collateralized by all of Diodes Incorporated’s and FabTech’s accounts, instruments, chattel paper, documents, general intangibles, inventory, equipment, furniture and fixtures, pursuant to security agreements entered into by Diodes Incorporated and FabTech in connection with these credit arrangements.

Any amounts borrowed under the revolving credit facility and the FabTech term loan bear interest at LIBOR plus 1.15%. At March 31, 2007, the effective rate under both agreements was 6.51%.

The credit agreement contains covenants that require us to maintain a leverage ratio not greater than 2.25 to 1.0, an interest expense coverage ratio of not less than 2.0 to 1 and a current ratio of not less than 1.0 to 1. It also requires us to achieve a net profit before taxes, as of the last day of each fiscal quarter, for the two consecutive fiscal quarters ending on that date of not less than $1. The credit agreement permits us to pay dividends to our stockholders to the extent that any such dividends declared or paid in any fiscal year do not exceed an amount equal to 50% of our net profit after taxes for such fiscal year. However, it limits our ability to dispose of assets, incur additional indebtedness, engage in liquidation or merger, acquisition, partnership or other combination (except permitted acquisitions). The credit agreement also contains customary representations, warranties, affirmative and negative covenants and events of default. As of March 31, 2007, we were in compliance with the bank covenants except for the leverage ratio, for which we received a waiver of the covenant from Union Bank, as well as an amendment to the credit agreement revising the leverage ratio covenant to 3.25 to 1.0.

The agreements governing the FabTech term loan do not contain any financial or negative covenants. However, they provide that a default under our credit agreement will cause a cross-default under the FabTech term loan.

As of March 31, 2007, our Asia subsidiaries have available lines of credit of up to an aggregate of $34.2 million, with a several Chinese and Taiwanese financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by its premises, are unsecured, uncommitted and, in some instances, may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin.

As of March 31, 2007, Diodes-China owed $1.1 million under a note to one of our customers, which debt was incurred in connection with our investing in manufacturing equipment. We repay this unsecured and interest-free note in quarterly price concession installments, with any remaining balance due in July 2008.

In October, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”), which pay 2.25% interest per annum on the principal amount of the notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. Interest will accrue on the notes from and including October 12, 2006 or from and including the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date or maturity date, as the case may be. Commencing with the six-month period beginning October 1, 2011, and for each six-month period thereafter, we will, on the interest payment date for such interest period, pay contingent interest to the holders of the notes under certain circumstances and in amounts described in the indenture.

Note holders may require us to repurchase all or a portion of their notes upon a fundamental change, as described in this prospectus, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Future minimum interest payments related to the Notes as of December 31, 2006 are $5.2 million for each year from 2007 through 2011. Future minimum payments related to the Notes as of March 31, 2007 through 2011 and thereafter include $77.5 million in interest and $230 million in principal for a total of $307.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, involved in litigation incidental to the conduct of our business. We do not believe we are currently a party to any pending litigation.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 1, 2007.

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

Item 6. Exhibits

3.1
Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-127833) filed on September 8, 2006).

3.2	Amended Bylaws of the Company dated August 14, 1987 (incorporated by reference to Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1988).

10.1	Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Commission on January 8, 2007).

10.2	Third Amendment to Amended And Restated Credit Agreement between the Company and Union Bank of California, N.A.

11	Computation of Earnings Per Share

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ Carl C. Wertz	May 8, 2007
CARL C. WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)

INDEX TO EXHIBITS

3.1
Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-127833) filed on September 8, 2006).

3.2	Amended Bylaws of the Company dated August 14, 1987 (incorporated by reference to Exhibit 3 to Form 10-K filed with the Commission for fiscal year ended April 30, 1988).

10.1	Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Commission on January 8, 2007).

10.2	Third Amendment to Amended And Restated Credit Agreement between the Company and Union Bank of California, N.A.

11	Computation of Earnings Per Share

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002