Form 10-Q
period 2007-06-30
DIODES INC /DEL/
filed 2007-08-09
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from _______ to ________.

Commission file number: 1-5740

DIODES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2039518 (I.R.S. Employer Identification Number)

15660 North Dallas Parkway Suite 850 Dallas, Texas (Address of principal executive offices)	75248 (Zip code)

(972) 385-2810
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
Yes ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding as of August 8, 2007 was 39,711,040.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands, except share data)

ASSETS

	December 31, 2006	June 30, 2007
		(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$48,888	$42,679
Short-term investments	291,008	309,780
Total cash and short-term investments	339,896	352,459
Accounts receivable
Trade customers	72,175	79,690
Related parties	6,147	6,126
	78,322	85,816
Allowance for doubtful accounts	(617)	(462)
Accounts receivable, net of allowances	77,705	85,354

Inventories	48,202	48,549
Deferred income taxes, current	4,650	6,511
Prepaid expenses and other	8,393	9,621
Total current assets	478,846	502,494

PROPERTY, PLANT AND EQUIPMENT, net	95,469	110,424

DEFERRED INCOME TAXES, non-current	5,428	6,906

OTHER ASSETS
Intangible assets, net	10,669	10,037
Goodwill	25,030	24,872
Other	6,697	6,690
Total assets	$622,139	$661,423

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	December 31,	June 30,
	2006	2007
		(unaudited)

CURRENT LIABILITIES
Line of credit	$-	$1,035
Accounts payable
Trade	40,029	34,787
Related parties	12,120	11,873
Accrued liabilities	24,967	29,269
Income tax payable	3,433	3,342
Current portion of long-term debt	2,802	2,122
Current portion of capital lease obligations	141	143
Total current liabilities	83,492	82,571

LONG-TERM DEBT, net of current portion
2.25% convertible senior notes due 2026	230,000	230,000
Others	7,115	6,412

CAPITAL LEASE OBLIGATIONS, net of current portion	1,477	1,395
OTHER LONG-TERM LIABILITIES	1,101	5,267
MINORITY INTEREST	4,787	5,748
Total liabilities	327,972	331,393

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY	-	-
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 38,941,901 and 39,714,162 issued at December 31, 2006 and June 30, 2007, respectively (1)	17,308	17,651
Additional paid-in capital	113,449	125,856
Retained earnings	162,802	186,104
Accumulated other comprehensive gain	608	419
Total stockholders' equity	294,167	330,030
Total liabilities and stockholders' equity	$622,139	$661,423

(1) Adjusted for the effect of a 3-for-2 stock split in July 2007 (Note O)

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

NET SALES	$82,712	$96,283	$156,301	$188,303

COST OF GOODS SOLD	55,279	65,605	104,654	128,102

Gross profit	27,433	30,678	51,647	60,201

OPERATING EXPENSES
Selling, general and administrative	11,716	13,397	23,000	26,075
Research and development	2,077	3,156	4,043	6,101
Restucturing and impariment of fixed assets	-	1,770	120	1,770
Total operating expenses	13,793	18,323	27,163	33,946

Income from operations	13,640	12,355	24,484	26,255

OTHER INCOME (EXPENSES)
Interest income	1,004	4,285	1,738	8,320
Interest expense	(133)	(1,696)	(273)	(3,421)
Other	12	72	(195)	(56)
Total other income	883	2,661	1,270	4,843

Income before income taxes and minority interest	14,523	15,016	25,754	31,098

INCOME TAX PROVISION	(2,885)	(2,221)	(4,575)	(4,879)

Income before minority interest	11,638	12,795	21,179	26,219

Minority interest	(253)	(546)	(482)	(961)

NET INCOME	$11,385	$12,249	$20,697	$25,258

EARNINGS PER SHARE (1)
Basic	$0.30	$0.31	$0.54	$0.64
Diluted	$0.27	$0.29	$0.50	$0.60

Number of shares used in computation (1)
Basic	38,281,715	39,397,309	38,152,320	39,219,907
Diluted	41,991,176	42,022,979	41,792,910	41,897,204

(1)    Adjusted for the effect of a 3-for-2 stock split in July 2007 (Note O)

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,697	$25,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,670	13,026
Minority interest earnings	490	961
Share-based compensation	4,085	4,654
Loss on disposal of property, plant and equipment	120	348
Changes in operating assets:
Accounts receivable	3,409	(7,793)
Inventories	(11,516)	(442)
Prepaid expenses and other current assets	(383)	(1,876)
Deferred income taxes	35	(3,339)
Changes in operating liabilities:
Accounts payable	6,871	(5,382)
Accrued liabilities	1,242	415
Other liabilities	-	2,210
Income taxes payable	433	(88)
Net cash provided by operating activities	35,153	27,952

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(29,650)	(23,318)
Purchases of short-term investments	(11,069)	(18,772)
Acquisitions, net of cash acquired	(18,957)	-
Proceeds from sale of property, plant and equipment	54	5
Net cash used by investing activities	(59,622)	(42,085)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) on line of credit, net	(928)	1,056
Net proceeds from issuance of common stock	1,517	3,894
Excess tax benefits	3,032	4,202
Repayments of long-term debt	(3,883)	(1,383)
Repayments of capital lease obligations	(79)	(81)
Net cash provided (used) by financing activities	(341)	7,688

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	437	236
DECREASE IN CASH	(24,373)	(6,209)
CASH AND CASH EQUIVALENTS, beginning of period	73,288	48,888
CASH AND CASH EQUIVALENTS, end of period	$48,915	$42,679

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,008	$2,598
Income taxes	$1,306	$2,147
Non-cash activities:
Property, plant and equipment purchased on accounts payable	$(2,175)	$3,943
Liabilities for unrecognized tax benefits recorded as cumulative effect adjustment to equity	$-	$1,955

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – Basis of Presentation

Unless the context otherwise requires, the words “Diodes,” “we,” “us” and “our” refer to Diodes Incorporated and its subsidiaries. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The condensed consolidated financial data at December 31, 2006 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

The consolidated financial statements include Diodes Incorporated and its subsidiaries:

Diodes Taiwan, Inc. (“Diodes-Taiwan”) - 100% owned
Diodes Hong Kong Ltd. (“Diodes-Hong Kong”) - 100% owned
Anachip Corporation (Diodes-Anachip) - 99.8% owned
Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China”) - 95% owned
Shanghai KaiHong Technology Co., Ltd. (“Diodes-Shanghai”) - 95% owned
FabTech Incorporated (“FabTech” or “Diodes-FabTech”) - 100% owned
Diodes International B.V. (“Diodes-International”) - 100% owned

All significant intercompany balances and transactions have been eliminated.

NOTE B – Functional Currencies, Comprehensive Gain/Loss and Foreign Currency Translation

Through our subsidiaries, we maintain foreign operations in Taiwan, Hong Kong and China. We believe the New Taiwan (“NT”) dollar as the functional currency at Diodes-Taiwan and Diodes-Anachip most appropriately reflects the current economic facts and circumstances of the operations. Assets and liabilities recorded in NT dollars are translated at the exchange rate on the balance sheet date. Income and expense accounts are translated at the average monthly exchange rate during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss.

We use the U.S. dollar as the functional currency in Diodes-China, Diodes-Shanghai and Diodes-Hong Kong, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, we will periodically assess our position with respect to the functional currency of our foreign subsidiaries. Included in net income are foreign currency exchange losses of approximately $57,000 and $53,000 for the quarter ended June 30, 2006 and 2007, respectively, and $350,000 and $307,000 for the six months ended June 30, 2006 and 2007, respectively.

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income include foreign currency translation adjustments. Accumulated other comprehensive gain was $608,000 and $419,000 at December 31, 2006 and June 30, 2007, respectively. The $189,000 change of other comprehensive income was primarily a result of currency translation loss during the first six months of 2007.

Total comprehensive income for the three and six months ended June 30, 2006 and 2007 was as follows (in thousands):

Total Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Net income	$11,385	$12,249	$20,697	$25,258

Translation adjustment	465	257	436	(189)

Comprehensive income	$11,850	$12,506	$21,133	$25,069

NOTE C – Short-term Investments

Short-term investments at June 30, 2007, were as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis

State and local government obligations	$309,541	$-	$-	$309,541
Money market mutual funds	239	-	-	$239
Total short-term investments	$309,780	$-	$-	$309,780

The estimated fair value of available-for-sale debt securities is $309.5 million, and is based on publicly available market information or other estimates determined by management. Although the maturities of the securities are over 10 years, management intends to use the funds within one year and does not anticipate holding the investments until maturity; therefore, the securities are classified as short-term.

NOTE D – Inventories

Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method (in thousands).

	December 31,	June 30,
	2006	2007

Finished goods	$30,626	$25,485
Work-in-progress	10,265	9,043
Raw materials	13,464	18,389
	54,355	52,917
Less: reserves	(6,153)	(4,368)

	$48,202	$48,549

NOTE E – Goodwill and Other Intangible Assets

Changes in goodwill are as follows (in thousands):

	2006			2007
	Balance, January 1	Acquisitions/ purchase accounting adjustments	Currency exchange and other	Balance, December 31	Acquisitions/ purchase accounting adjustments	Currency exchange and other	Balance, June 30
Goodwill-China	$881	$-	$-	$881	$-	$-	$881
Goodwill-FabTech	4,209	-	-	4,209	-	-	4,209
Goodwill-Anachip	-	19,675	265	19,940	-	(158)	19,782
Total	$5,090	$19,675	$265	$25,030	$-	$(158)	$24,872

Intangible assets subject to amortization are (in thousands):

As of June 30, 2007
Amortized Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency exchange and other	Net

APD:
Patents	15 years	$8,569	$(359)	$(167)	$8,043

Anachip:
Patents and trademarks	3-10 years	$2,430	$(419)	$(17)	$1,994

Total:		$10,999	$(778)	$(184)	$10,037

Amortization expense related to intangible assets subject to amortization was $72,000 and $209,000 for the three months ended June 30, 2006 and 2007, respectively, and $142,000 and $418,000 for the six months ended June 30, 2006 and 2007, respectively.

NOTE F – Stockholders’ Equity

As of June 30, 2007, we had approximately 39.7 million outstanding common shares. During the first six months of 2007, shares outstanding increased by approximately 772,000 shares, due to approximately 700,000 shares issued in conjunction with stock option exercises and approximately 72,000 shares issued in conjunction with vested restricted stock units (split adjusted).

Additional paid-in capital increased approximately $12.4 million in the first six months of 2007, primarily due to $2.9 million in stock option expense, $1.7 million in share grant expense, $3.6 million in conjunction with stock option exercises and $4.2 million excess tax benefits associated with share-based compensation.

We adopted the provisions of FASB Interpretation No. 48 (“FIN48”) effective January 1, 2007. As a result of the implementation of FIN48, during the first quarter of 2007, we increased our liability for unrecognized tax benefits by approximately $2.0 million, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

NOTE G – Restructuring Costs and Impairment of Fixed Assets

In the second quarter of 2007, we recorded approximately $1.8 million in restructuring costs related to the consolidation of our analog wafer probe and final test operations from Hsinchu, Taiwan to our manufacturing facilities in Shanghai, China. The expense primarily consisted of approximately $0.8 million in termination and severance costs, $0.3 million in impairment of fixed assets and $0.3 million in relocation charges.

NOTE H – Income Tax Provision

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2003.

With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, we are no longer subject to income tax audits for years before 2001. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for any adjustments that are expected to result from these years. We will recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

We adopted the provisions of FIN48 effective January 1, 2007. As a result of the implementation of FIN48, during the first quarter of 2007, we increased our liability for unrecognized tax benefits by approximately $2.0 million, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of January 1 and June 30, 2007, the gross amount of unrecognized tax benefits was approximately $3.2 million and $3.0 million, respectively.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

Income tax expense of $2.2 million and $4.9 million for the three and six months ended June 30, 2007, respectively, was recorded, resulting in an effective tax rate of 15.7%, as compared to 17.8% in the first half of last year. Our lower effective tax rate compared with the same period last year was the result of lower quarterly income in the U.S. as well as a decrease in the amount of repatriation of earnings of our foreign subsidiaries, offset by the increased income tax rate at one of our China subsidiaries (Diodes-Shanghai is subject to a 7.5% preferential tax rate from 2007 through 2009, compared to a 0% tax rate in 2006). As of June 30, 2007, we had accrued $3.3 million for taxes on future dividends from our foreign subsidiaries.

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

In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China, the local government waived this tax from 1996 through 2006. Management expects this tax to be waived for 2007 as well; however, the local government can re-impose this tax at its discretion at any time.

In 2004, we established our second Shanghai-based manufacturing facility, Diodes-Shanghai, located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government standard tax rate is 15.0%. There is no local government tax. During 2004, Diodes-Shanghai earnings were subject to the standard 15.0% central government tax rate. As an incentive for establishing Diodes-Shanghai, the 2005 and 2006 earnings of Diodes-Shanghai were exempted from central government income tax, and for the years 2007 through 2009 its earnings will be subject to a 7.5% tax rate. From 2010 onward, Diodes-Shanghai earnings might not continue to be subject to the 15% tax rate as the recently promulgated income tax reform in March 2007 could terminate some existing tax incentives for foreign enterprises doing business in China.

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

NOTE I – Deferred Compensation Plan

Beginning January 1, 2007, the Company began sponsoring a Non-Qualified Deferred Compensation Plan (the “Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Plan allows eligible participants to defer the receipt of eligible compensation until designated future dates. The Company hedges its obligations under the Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At June 30, 2007, these investments totaled approximately $0.7 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the Company’s deferred compensation liabilities.

NOTE J – Share-based Compensation

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

Beginning in fiscal year 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments” (SFAS 123R), on a modified prospective transition method to account for our employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated, and thus do not include the additional compensation expense. For the three months and six months ended June 30, 2007, share-based compensation expense related to stock options recognized in the income statement was as follows (in thousands):

	June 30, 2007
	Three Months Ended	Six Months Ended
Selling, general and administrative expense	$1,205	$2,508
Research and development expense	$118	$243
Cost of sales	$79	$160

Total stock option expense	$1,402	$2,911

Compensation expense for the three months and six months ended June 30, 2007, for stock options granted during the respective periods was calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	June 30, 2007
	Three Months Ended	Six Months Ended
Expected volatility	54.52%	54.52%
Expected term (in years)	6.63	6.63
Risk-free interest rate	4.91%	4.91%
Expected forfeitures	2.56%	2.56%
Expected dividends	n/a	n/a

Expected volatility. The Company estimates expected volatility using historical volatility. Public trading volume on options in the Company’s stock is not material. As a result, the Company determined that utilizing an implied volatility factor would not be appropriate. The Company calculates historical volatility for the period that is commensurate with the option’s expected term assumption.

Expected term. The Company evaluated expected term based on history and exercise patterns across its demographic population. The Company believes that this historical data is the best estimate of the expected term of a new option. The expected term for officers and the Board members is 6.94 years, while the expected term for all other employees is 4.66 years.

Risk free interest rate.  The Company estimated the risk-free interest rate based on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption.

Forfeiture rate.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest as SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 2.56% to all unvested options and restricted share units as of June 30, 2007. This analysis will be re-evaluated at least annually, and the forfeiture rate will be adjusted as necessary.

Dividend yield.   The Company historically has not paid a cash dividend; therefore this input is not applicable.

For the six months ended June 30, 2007, the Company granted stock options to purchase approximately 265,000 shares of the Company's Common Stock, which vest in equal annual installments over a four-year period and expire ten years from the date of grant. Options granted in the three months ended June 30, 2007 had a weighted-average grant date fair value of $14.74. (Split adjusted)

The total intrinsic value (actual gain) of options exercised during the six months ended June 30, 2007 was approximately $13.4 million.

The total net cash proceeds received from stock option exercise for the six months ended June 30, 2007 was $3.9 million.

During the six months ended June 30, 2006 and 2007, there were $3.3 million and $2.9 million, respectively, of total recognized share-based compensation expense related to stock options under the plans.

As of June 30, 2007, total unrecognized share-based compensation expense related to unvested stock options, net of forfeitures, was approximately $10.0 million, before income taxes, and is expected to be recognized over a weighted average of approximately 2.7 years.

A summary of the stock option plans as of June 30, 2007 follows:

Stock options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2006 (1)	5,368	$8.49	6.4	$81,396
Granted (1)	265	24.96
Exercised (1)	(700)	5.66
Forfeited or expired (1)	(89)	18.41
Outstanding at June 30, 2007 (1)	4,844	$9.69	6.3	$87,961
Exercisable at June 30, 2007 (1)	3,334	$6.51	5.4	$71,138

(1) Adjusted for the effect of a 3-for-2 stock split in July 2007 (Note O)

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

A summary of the Company’s share grants as of June 30, 2007 is presented below:

Approximately $0.8 million and $1.7 million of total share-based compensation expense was recognized during the six months ended June 30, 2006 and 2007, respectively, related to stock awards granted under the plans.

		Weighted-Average
Share Grants	Shares (000)	Grant-Date Fair Value

Nonvested at January 1, 2007 (1)	852	$16.45
Granted (1)	269	25.70
Vested (1)	(72)	22.37
Forfeited (1)	(23)	23.59
Nonvested at June 30, 2007 (1)	1,026	$18.24

(1) Adjusted for the effect of a 3-for-2 stock split in July 2007 (Note O)

As of June 30, 2007, total unrecognized share-based compensation expense related to unvested share grants, net of forfeitures, was approximately $14.8 million, before income taxes, and is expected to be recognized over a weighted average of approximately 3.2 years.

NOTE K–Segment and Enterprise Information

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Operations, Senior Vice President of Sales and Marketing, Asia President, and Senior Vice President of Finance. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregated our products since the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.

Our operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Anachip Corporation located in HsinChu, Taiwan; Diodes-China and Diodes-Shanghai, both located in Shanghai, China; and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which accounted for approximately 4.2% and 4.3% of total sales for the three months and six months ended June 30, 2007, respectively (4.0% for the second quarter of 2006, and 3.7% for the first half of 2006), are consolidated into the domestic (North America) operations.

Geographic Information

The accounting policies of the operations are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues (in thousands):

Three Months Ended June 30, 2006	Far East	North America	Total

Total sales	$92,734	$31,496	$124,230
Inter-company sales	(34,739)	(6,779)	(41,518)
Net sales	$57,995	$24,717	$82,712

Property, plant and equipment	$76,502	$12,485	$88,987
Assets	$215,516	$124,431	$339,947

Three Months Ended June 30, 2007	Far East	North America	Total

Total sales	$121,240	$29,943	$151,183
Inter-company sales	(48,585)	(6,315)	(54,900)
Net sales	$72,655	$23,628	$96,283

Property, plant and equipment	$97,658	$12,766	$110,424
Assets	$199,278	$462,145	$661,423

Six Months Ended June 30, 2006	Far East	North America	Total

Total sales	$173,386	$58,612	$231,998
Inter-company sales	(64,268)	(11,429)	(75,697)
Net sales	$109,118	$47,183	$156,301

Property, plant and equipment	$76,502	$12,485	$88,987
Assets	$215,516	$124,431	$339,947

Six Months Ended June 30, 2007	Far East	North America	Total

Total sales	$231,907	$60,666	$292,573
Inter-company sales	(93,395)	(10,875)	(104,270)
Net sales	$138,512	$49,791	$188,303

Property, plant and equipment	$97,658	$12,766	$110,424
Assets	$199,278	$462,145	$661,423

Revenues were derived from (shipped to) customers located in the following countries. “All Others” represents countries with less than 10% of total revenues each (in thousands):

	Net Sales
	for the three months		Percentage of
	ended June 30,		net sales
	2006	2007	2006	2007

China	$27,800	$37,047	33.6%	38.5%
Taiwan	20,708	23,201	25.0%	24.1%
United States	19,971	20,643	24.1%	21.4%
All Others	14,233	15,392	17.3%	16.0%
Total	$82,712	$96,283	100.0%	100.0%

	Net Sales
	for the six months		Percentage of
	ended June 30,		net sales
	2006	2007	2006	2007

China	$53,369	$62,039	34.1%	32.9%
Taiwan	38,979	56,820	24.9%	30.2%
United States	37,562	40,829	24.0%	21.7%
All Others	26,391	28,615	17.0%	15.2%
Total	$156,301	$188,303	100.0%	100.0%

NOTE L – Business Acquisition

APD acquisition - On October 19, 2006, we signed an agreement to purchase the net assets of APD Semiconductor, a privately held U.S.-based fabless semiconductor company. The assets related to the business of manufacturing, marketing, selling and distribution of semiconductor products. The initial purchase price of the acquisition was $8.4 million in addition to a potential earn-out provision with respect to pre-defined covered products. The acquisition was completed on November 3, 2006.

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

The following table (in thousands) summarizes management's estimates of the fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement for final determination of fair value and the contingent consideration.

Total Allocation
Assets acquired
Accounts receivable	$299
Inventory	923
Fixed assets	125
Patents	8,399

Liabilities assumed
Accounts payable	(338)
Accrued liabilities	(1,000)
Net assets acquired	$8,408

NOTE M – Commitments

Purchase commitments - We have non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment in China, totaling approximately $10.6 million at June 30, 2007.

NOTE N – Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“FAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS 159 is effective as of January 1, 2008. We have not yet determined the effect, if any, that the implementation of FAS 159 will have on our results of operations or financial condition.

In September 2006, FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”). FAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. We do not expect FAS 158 to have a material impact on our consolidated financial statements.

In September 2006, FASB issued SFAS 157, “Fair Value Measurements” (“FAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the effect, if any, that the implementation of FAS 157 will have on our results of operations or financial condition.

In July 2006, FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN48 effective January 1, 2007. As a result of the implementation of FIN48, during the first quarter of 2007, we increased our liability for unrecognized tax benefits by approximately $2.0 million, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of January 1 and June 30, 2007, the gross amount of unrecognized tax benefits was approximately $3.2 million and $3.0 million, respectively.

NOTE O – Subsequent Event

On July 10, 2007, we declared a three-for-two stock split in the form of a 50% stock dividend payable on July 30, 2007 to stockholders of record on July 20, 2007.

Under the terms of this stock dividend, Diodes' stockholders received one additional share for every two shares held on the record date. The dividend was paid in authorized but unissued shares of Common Stock. Fractional shares created by the stock dividend were paid in cash based upon the closing price of our Common Stock on the record date.

As of July 31, 2007, the number of outstanding shares of Common Stock after the stock dividend was increased from approximately 26.5 million to approximately 39.7 million shares. The par value of the Company's stock will not be affected by the dividend and will remain at $0.66 2/3 per share. The outstanding shares stated on the balance sheet have been adjusted to reflect the additional shares issued for the stock split; and the consolidated condensed statement of income and disclosures have been adjusted to reflect the effects of stock split.

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

This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year-ended December 31, 2006, previously filed with Securities and Exchange Commission.

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

We are headquartered in Dallas, Texas. Our two manufacturing facilities are located in Shanghai, China; our wafer fabrication facility is near Kansas City, Missouri; our sales and marketing and logistical centers are located in Taipei, Taiwan, and Shanghai, Shenzhen and Hong Kong , China, and San Jose and Westlake Village, CA; and our IC design company, Anachip, is located in Hsinchu, Taiwan. We also have regional sales offices or representatives in: Derbyshire, England; Toulouse, France; Frankfurt, Germany; and in various cities in the United States.

Our strategy is to continue to enhance our position as a global supplier of standard semiconductor products, and to continue to add other product lines, such as power management products, using our packaging technology capability.

The principal elements of this strategy include the following:

Focus on technology innovation — In 2006, we strengthened our product design centers in Dallas, San Jose, Shanghai and Taipei to position our design engineers to work more closely with our customers and enable Diodes to deliver a stream of innovative solutions in our targeted product categories. By working closely with our market-leading customers and tailoring our R&D efforts to their specific needs, we have gained a superior understanding of their requirements and can anticipate and quickly respond to their emerging product development needs. As the trend toward converged consumer electronics devices in ever smaller form factors continues to drive demand for products that can help our customers achieve enhanced performance and energy efficiencies while shrinking printed circuit board real estate, we have been able to introduce market-leading innovative products to address our customer needs.

Sales of new products for the quarter amounted to 33.5% of total sales, compared to 24.9% a year ago, and this growth includes the contribution of the Anachip acquisition as well as the acquired SBR® technology. New product revenue was driven by products in sub-miniature array, QFN, PowerDI™323, PowerDI™123, PowerDI™5, SBR® and Schottky platforms in both the discrete and analog product lines. Diodes released 54 products covering 13 product families during the second quarter of 2007.

Expand our available market opportunities -- We intend to aggressively maximize our opportunities in the standard semiconductor market as well as in related markets where we can apply our semiconductor design and manufacturing expertise. A key element of this is leveraging our highly integrated packaging expertise through our Application Specific Multi-Chip Circuit (ASMCC) product platform, which consists of standard arrays, function specific arrays and end-equipment specific arrays. We intend to achieve this by:

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

Our extension into the Hall effect sensors and Power Management product lines provides us with a market opportunity that focuses on high growth areas that have higher margins. In addition, these product lines share essentially the same customers and end-user applications as our current product lines, providing us with cross-selling opportunities, and helping us to expand and deepen our customer relationships. Overall, we believe that our strong results for the year reflect our customers’ acceptance of our broader product lines and reaffirm our confidence in the soundness of our strategic direction.

In order to extend our distribution network in Europe, on July 9, 2007, we signed a distribution agreement with SILICA, an Avnet, Inc. (NYSE:AVT) company, and one of the largest suppliers and distributors of semiconductor products in Europe. SILICA is a highly specialized semiconductor distributor with 36 branch offices throughout Europe providing customers with a broad portfolio of semiconductor products along with in-depth technical and logistic support as well as other value-added services. SILICA’s specialized focus on semiconductor products and extensive local presence in Europe will improve our ability to service our customer's logistic requirements, enhance our competitiveness and strengthen our brand recognition. Since entering the European market in 2001, we have consistently grown our sales and expanded our market share, successfully building our European customer base in the automotive, communications and industrial end-markets. We believe that Europe will make an important contribution to Diodes' long term profitable growth.

Maintain intense customer focus — We intend to strengthen and deepen our customer relationships. We believe that continued focus on customer service would increase our net sales, operating performance and overall market share. To accomplish this, we intend to continue to closely collaborate with our customers to design products that meet their specific needs. A critical element of this strategy is to continue to further reduce our design cycle time in order to quickly provide our customers with innovative products. Diodes’ customer service culture pervades all levels of our organization and has enabled us to build a customer base that includes global industry leaders in the computing, consumer electronics, communications, industrial and automotive sectors. Our engineers work with customers side by side to understand their requirements and to help them reduce component count and footprint and to improve functionality. And our flexible manufacturing facilities will quickly shift production to accommodate customer needs and scale up production on customized application specific devices. This level of responsiveness has enabled Diodes to stay ahead of the curve on our customers’ ongoing and future needs and expand our position with each new generation of end devices. We deliver world-class service support to our clients from our sales, engineering and marketing teams in the United States, Asia and Europe.

Enhance manufacturing efficiency — A key element of our success is our overall low-cost base. We operate two state-of-the-art manufacturing facilities in China. During 2006, we invested $32 million in new manufacturing capacity and increased our total output by 43% to over 11.8 billion devices per year, and in the first half of 2007, we have invested $27.3 million. We remain committed to achieving the lowest cost and highest quality position in our industry by our relentless pursuit of continuous improvement in manufacturing efficiencies through product innovation and economies of scale. We will continue to deliver the highest quality products and services our customers have come to expect as well as maintain our customer-centered approach to adjust and reconfigure our production schedule to deliver devices of outstanding reliability for high-volume applications within very tight delivery schedules. We believe that our approach to manufacturing excellence, quality, flexibility and reliability at a very competitive cost is key to our business strategy and success, and has positioned Diodes as a premier supplier to some of the leading OEMs in the world.

In order to optimize the synergies from the business integration with Anachip, which we acquired in January 2006, we announced plans to consolidate our analog wafer probe and final test operations from Hsinchu, Taiwan to our manufacturing facilities in Shanghai, China. We recorded a restructuring charge of $1.8 million in the second quarter of 2007 (see Note G).

Pursue selective strategic acquisitions — As part of our strategy to expand our standard semiconductor product offerings and to maximize our market opportunities, we may acquire discrete, analog or mixed-signal technologies, product lines or companies in order to support our ASMCC product platform and enhance our standard and new product offerings.

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

In November 2006, we purchased the net assets of APD Semiconductor, Inc., a privately held U.S.-based fabless semiconductor company. APD Semiconductor is headquartered in Redwood City, California, with a sales, application, and administration center in Taipei, Taiwan. APD Semiconductor’s main product focus is its patented and trademarked Super Barrier Rectifier (“SBR”) technology. Utilizing a low cost IC wafer process, the SBR technology uses a MOS cellular design to replace standard traditional Schottky or PN junction diodes. The SBR technology uses an innovative-patented process technique that allows its key parameters to be easily tuned to optimize any customer applications. This adaptive and scalable technology allows for increased power saving with better efficiency and reliability at higher operating temperatures for end user applications like digital audio players, DC/DC converters. AC/DC power supplies, LCD monitors, Power-over-Ethernet (POE), Power Factor Correction (PFC) and TV/satellite set-top boxes. The SBR technology offers industry-leading products like the SBR20U100CT, which has the lowest forward voltage and highest efficiency and power saving in its class. The APD acquisition will enhance our product capabilities and technology leadership position in the low pin count standard product semiconductor market and expand our product capabilities across important segments of our end-markets.

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

• In 2006 and the six months ended June 30, 2007, 28.2% and 32.7%, respectively, of our net sales were derived from products introduced within the last three years, which we term “new products,” compared to 15.3% in 2005. The significant increase in new products primarily resulted from the Anachip acquisition. New products generally have gross profit margins that are higher than the margins of our standard products. We expect net sales derived from new products to increase in absolute terms, although our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix.

• Our gross profit margin was 31.9% in the second quarter of 2007, compared to 33.2% in the same period of 2006 and 32.1% in the first quarter of 2007. Our gross margin percentage was lower sequentially as average selling prices have been declining during the second quarter of 2007 due to market competition. Furthermore, we are still under process of integrating analog product line. With the addition of Anachip, we can now pursue adjacent product categories that significantly expand our growth opportunities as well as gross margin potential.

• As of June 30, 2007, we had invested approximately $151.7 million in our Asian manufacturing facilities. For the six months ended June 30, 2007, we invested approximately $27.3 million in capital expenditures, primarily in our Asian manufacturing facilities, which was approximately 14.5% of revenue. We expect our full-year capital expenditures to be at the upper-end of our guidance of 10-12% of total revenue. Our capital expenditure objective is to meet increased demand by investing in equipment to increase our manufacturing efficiencies, and to integrate the analog business.

• During the second quarter of 2007, the percentage of our net sales derived from our Asian subsidiaries was 75.5%, compared to 71.6% in the first quarter of 2007, 71.9% in 2006 and 65.4% in 2005. We expect our net sales to the Asian market to continue to increase as a percentage of our total net sales as a result of our customers' continuing to shift their manufacturing of electronic products from the U.S. to Asia.

• We have increased our investment in research and development from $2.1 million, or 2.5% of net sales, in the second quarter of 2006 to $3.2 million, or 3.3% of net sales, in the second quarter of 2007, as we completed the Anachip acquisition, continued investing in enhancing current product features, and developed new products. We continue to seek to hire qualified engineers who fit our focus on proprietary discrete and analog processes and packaging technologies. Our goal is to maintain research and development expenses at approximately 3.0% of net sales as we bring additional proprietary devices to the market.

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

• On November 3, 2006, we completed the agreement to purchase the assets of APD Semiconductor, a privately held U.S.-based fabless discrete semiconductor company. Headquartered in Redwood City, California, APD's main product focus is its patented and trademarked Super Barrier Rectifier™ technology. The initial purchase price of the acquisition was $8.4 million in addition to a potential earn-out provision with respect to pre-defined covered products. APD revenue was $0.5 million for 2006 and $1.5 million for the first six months of 2007. The APD acquisition is aligned with our strategy of strengthening our technology leadership in the discrete semiconductor market and expanding our product capabilities across important segments of our end-markets.

• On October 5, 2006, we issued $230 million in aggregate principal amount of convertible senior notes due on October 1, 2026. The notes pay interest semiannually at a rate of 2.25% per annum. The notes will be convertible, in certain circumstances, into cash up to the principal amount, and any conversion value above the principal amount will be redeemable, at our option, into cash or shares of Common Stock, at an initial conversion rate of 25.6419 shares per $1,000 principal amount of notes (which represents an initial conversion price of $39.00 per share, split adjusted). The initial conversion price represents an approximate 40% conversion premium, based on the sale price of $27.92 (split adjusted) of Company's Common Stock on October 5, 2006. We expect this transaction to be accretive to earnings per share given the current short-term interest environment and intend to use the net proceeds from this offering for working capital and other general corporate purposes, including acquisitions.

Related Parties

We conduct business with one related party, Lite-On Semiconductor Corporation (“LSC”) (and its subsidiaries and affiliates) and one significant party, Keylink International (formerly Xing International) (and its subsidiaries). LSC is our largest stockholder and owned 22.0% of our outstanding Common Stock as of June 30, 2007. Keylink International is our 5% joint venture partner in Diodes-China and Diodes-Shanghai. C.H. Chen, our previous President and Chief Executive Officer, and Vice Chairman of our Board of Directors, is also Vice Chairman of LSC, and Raymond Soong, the Chairman of our Board of Directors, is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC, as well as the Chairman of LSC.

The Audit Committee of our Board of Directors reviews related party transactions for potential conflict of interest situations, and approves or ratifies all such transactions, in accordance with such procedures as it may adopt from time to time. We believe that related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.

During the three and six months ended June 30, 2007, we sold silicon wafers to LSC totaling 6.4% and 6.8% (6.5% in 2006 and 9.6% in 2005) of our net sales, respectively, making LSC our largest customer. Also for the three months ended June 30, 2007, 10.7% (14.2% in 2006 and 14.7% in 2005) of our net sales were from discrete semiconductor products purchased from LSC for subsequent sale by us, making LSC our largest outside supplier. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. The Audit Committee of our Board of Directors has approved the contracts associated with these related party transactions.

During the three and six months ended June 30, 2007, we sold silicon wafers to companies owned by Keylink International totaling 0.9% and 0.4% (0.4% in 2006 and 0.6% in 2005) of our net sales, respectively. Also for the three months ended June 30, 2007, 1.5% (2.3% in 2006 and 3.0% in 2005) of our net sales were from discrete semiconductor products purchased from companies owned by Keylink International. In addition, Diodes-China and Diodes-Shanghai lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink International. We also pay a consulting fee to Keylink International. In 2006, and the three and six months ended June 30, 2007, we paid Keylink International an aggregate of $7.9 million, 2.2 million and $4.3 million, respectively, with respect to these items, respectively. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. The Audit Committee of our Board of Directors has approved the contracts associated with these related party transactions.

In December 2005, we entered into a definitive stock purchase agreement to acquire Anachip Corporation, a Taiwanese fabless analog IC company, and headquartered in the Hsinchu Science Park in Taiwan. The selling shareholders included LSC (which owned approximately 60% of Anachip’s outstanding capital stock), and two Taiwanese venture capital firms (together owning approximately 20% of Anachip’s stock), as well as current and former Anachip employees. At December 31, 2005, we had purchased an aggregate of 9,433,613 shares (or approximately 18.9%) of the 50,000,000 outstanding shares of the capital stock of Anachip. On January 10, 2006 (the closing date of the acquisition), we purchased an additional 40,470,212 shares and therefore, we now hold approximately 99.81% of the Anachip capital stock.

Concurrent with the acquisition, Anachip entered into a wafer purchase agreement with LSC, pursuant to which LSC will sell to Anachip, according to Anachip's requirements, during the two year period ending on December 31, 2007, wafers of the same or similar type, and meeting the same specifications, as those wafers purchased from LSC by Anachip at the time of the acquisition. Anachip will purchase such wafers on terms (including purchase price, delivery schedule, and payment terms) no less favorable to Anachip than those terms on which Anachip purchased such wafers from LSC at the time of the acquisition, provided, however, that the purchase price will be the lower of the current price or the most favorable customer pricing. If the price of raw wafers increases by more than 20% within any six-month period, Anachip and LSC will renegotiate in good faith the price of wafers to reflect the cost increase.

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

➢
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

Income Tax Provision

We recognized income tax expense of $2.2 million for the second quarter of 2007, resulting in an effective tax rate of 14.8%, as compared to 19.8% in the same period of last year. Our lower effective tax rate reflected the decrease in the amount of expected repatriation of earnings of our foreign subsidiaries, partially offset by the impact of one of our China subsidiaries, Diodes-Shanghai, which is now subject to 7.5% preferential tax rate from 2007 through 2009, compared to a 0% tax rate in 2006. Going forward, we anticipate our tax rate to be in the 14 to 16% range. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

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

We are involved in various tax matters, with respect to some of which the outcome is uncertain. For purposes of evaluating whether or not a tax position is uncertain (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits and the tax benefit of a qualifying position is the largest amount of tax benefits that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

We adopted the provisions of FIN48 effective January 1, 2007. As a result of the implementation of FIN48, during the first quarter of 2007, we increased our liability for unrecognized tax benefits by approximately $2.0 million, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

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

Goodwill

As of June 30, 2007, goodwill was $24.9 million ($19.8 million related to the Anachip acquisition, $4.2 million related to the FabTech acquisition, and $0.9 million related to Diodes-China). We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for which goodwill is tested for impairment at least annually.

Impairment of Long-Lived Assets

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

The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options’ remaining vesting period. This resulted in the Company expensing $1.4 million and $2.9 million in the three and six months ended June 30, 2007, respectively, which was recorded within the cost of goods sold expense, general and administrative expense and research and development expense on the Company’s condensed consolidated income statement. In addition, SFAS 123R requires the Company to reflect any tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash inflow in its statement of cash flows rather than as an operating cash flow as in prior periods (See “Note J - Share-based Compensation” for details). The Company has changed its primary award type to employees from stock options to stock awards as an improved method of employee reward and retention. In general, the Company extended the vesting period from three years to four years, and reduced the number of shares subject to the award by a factor of three.

The Company had 677,346 restricted stock grants outstanding as of June 30, 2007. The restricted stock grants will be recorded each quarter as a non-cash operating expense item. As of June 30, 2007, there was $14.8 million of total unrecognized compensation cost related to non-vested share-based compensation. This cost is expected to be recognized over a weighted-average period of 3.2 years. In the three months and six months ended June 30, 2007, an expense of $0.8 million and $1.7 million was recorded, respectively. In addition to the expense, the effects of the restricted stock grants are included in the diluted shares outstanding calculation.

Results of Operations for the Three Months Ended June 30, 2006 and 2007

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Three months ended June 30,		Percentage Dollar Increase (Decrease)
	2006	2007	'06 to '07

Net sales	100	100	16.4

Cost of goods sold	(66.8)	(68.1)	18.7

Gross profit	33.2	31.9	11.8

Operating expenses	(16.7)	(19.0)	32.8

Operating income	16.5	12.9	(9.4)

Interest income, net	1.1	2.7	197.2

Other income (expense)	-	0.1	500.0

Income before taxes and minority interest	17.6	15.7	3.4

Income tax provision	(3.5)	(2.3)	(23.0)

Income before minority interest	14.1	13.4	9.9

Minority interest	(0.3)	(0.6)	115.8

Net income	13.8	12.7	7.6

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2006	2007
Net sales	$82,712	$96,283

Net sales increased approximately $13.6 million for the three months ended June 30, 2007, compared to the same period last year. The 16.4% increase in net sales was due to a 27.4% increase in units sold, partially offset by a 8.6% decrease in average selling prices (“ASP”) primarily due to market price competition as well as demand induced product mix changes.

	2006	2007
Cost of goods sold	$55,279	$65,605
Gross profit	$27,433	$30,678
Gross profit margin percentage	33.2%	31.9%

Cost of goods sold increased approximately $10.3 million, or 18.7%, for the three months ended June 30, 2007 compared to the same period in 2006. As a percent of sales, cost of goods sold increased from 66.8% for the three months ended June 30, 2006 to 68.1% for the three months ended June 30, 2007. Our average unit cost (“AUP”) decreased 6.8% from the second quarter of 2006. As per SFAS 123R, included in cost of goods sold was $0.1 million of non-cash, stock option compensation expense related to our manufacturing facilities.

Gross profit increased in the second quarter of 2007 by approximately $3.2 million, or 11.8%, compared to the three months ended June 30, 2006. Gross margin, as a percentage of net sales, decreased to 31.9% for the three months ended June 30, 2007, compared to 33.2% for the same period of 2006, as the AUP decrease was not sufficient to offset the ASP decline.

	2006	2007
SG&A	$11,716	$13,397

SG&A for the three months ended June 30, 2007 increased approximately $1.6 million, or 14.3%, compared to the same period last year, due primarily to (i) share grant expense increase of $0.5 million in the second quarter of 2007, (ii) $0.3 million increase in outside sales commissions due to increased shares, (iii) $0.8 million increase in wages associated with increased sales, and (iv) $0.3 million increase in audit, legal and consulting expenses associated with Sarbanes-Oxley Act compliance, as well as $0.1 million increase in depreciation expense. SG&A, as a percentage of sales, was 13.9% in the current quarter, down from 14.2% in the prior-year quarter, due primarily to the increased sales.

	2006	2007
R&D	$2,077	$3,156

Investment in R&D in the current quarter was $3.2 million, an increase of approximately $1.1 million from the same period last year. Of the $1.1 million increase, compensation costs increased $0.8 million as a result of hiring additional engineers, $0.1 million reflected Diodes’ investment in developing new products in discrete, analog and mixed signal, while $0.1 million was associated with APD patents amortization. R&D, as a percentage of sales, was 3.3% in the second quarter 2007 compared to 2.5% in the same period in 2006.

	2006	2007
Restructuring costs and impairment of fixed assets	$0	$1,770

In the second quarter of 2007 we recorded approximately $1.8 million in restructuring costs related to the consolidation of our analog wafer probe and final test operations from Hsinchu, Taiwan to our manufacturing facilities in Shanghai, China. The expense was comprised of approximately $0.8 million in termination and severance costs, $0.3 million in impairment of fixed assets and $0.3 million in relocation charges.

	2006	2007
Interest income	$1,004	$4,285

Interest income for the three months ended June 30, 2007 was $4.3 million, compared to $1.0 million in the same period in 2006, due primarily to interest income earned on short-term investment securities purchased with the proceeds of the $230 million convertible bonds.

	2006	2007
Interest expense	$133	$1,696

Interest expense for the three months ended June 30, 2007 was $1.7 million, compared to $0.1 million in the same period 2006, due primarily to interest expense related to the 2.25% convertible bonds, and to a lesser extent, $0.3 million in amortization related convertible bonds issuance costs.

	2006	2007
Income tax provision	$2,885	$2,221

We recognized income tax expense of $2.2 million for the second quarter of 2007, resulting in an effective tax rate of 14.8%, as compared to 19.8% in the same period of last year. Our lower effective tax rate reflected the decrease in the amount of expected repatriation of earnings of our foreign subsidiaries, partially offset by the impact of one of our China subsidiaries, Diodes-Shanghai, which is now subject to 7.5% preferential tax rate from 2007 through 2009, compared to a 0% tax rate in 2006. Going forward, we anticipate our tax rate to be in the 14 to 16% range. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

	2006	2007
Minority interest	$253	$546

Minority interest in joint venture earnings represented the minority investor’s share of the earnings of Diodes-China, Diodes-Shanghai and Diodes-Anachip for the period. The reciprocal investment in the above subsidiaries and their equity balances were eliminated in the consolidations of our financial statements, and the activities of Diodes-China, Diodes-Shanghai and Anachip were included therein. As of June 30, 2007, we had 95% controlling interests in Diodes-China and Diodes-Shanghai, and a 99.81% controlling interest in Anachip.

 Results of Operations for the Six Months Ended June 30, 2006 and 2007

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Six months ended June 30,		Percentage Dollar Increase (Decrease)
	2006	2007	'06 to '07

Net sales	100	100	20.5

Cost of goods sold	(67.0)	(68.0)	22.4

Gross profit	33.0	32.0	16.6

Operating expenses	(17.4)	(18.0)	25.0

Operating income	15.6	14.0	7.2

Interest income, net	0.9	2.6	234.5

Other income (expense)	(0.1)	(0.1)	(70.8)

Income before taxes and minority interest	16.4	16.5	20.8

Income tax provision	(2.9)	(2.6)	6.6

Income before minority interest	13.5	13.9	23.8

Minority interest	(0.3)	(0.5)	99.4

Net income	13.2	13.4	22.0

The following discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2006	2007
Net sales	$156,301	$188,303

Net sales increased approximately $32.0 million for the six months ended June 30, 2007, compared to the same period last year. The 20.5% increase in net sales was due to a 32.9% increase in units sold, partially offset by a 9.4% decrease in average selling prices primarily due to market price competition as well as demand induced product mix changes.

	2006	2007
Cost of goods sold	$104,654	$128,102
Gross profit	$51,647	$60,201
Gross profit margin percentage	33.0%	32.0%

Cost of goods sold increased approximately $23.4 million, or 22.4%, for the six months ended June 30, 2007 compared to the same period in 2006. As a percent of sales, cost of goods sold increased from 67.0% for the six months ended June 30, 2006 to 68.0% for the six months ended June 30, 2007. AUP decreased 7.9% year-over-year. As per SFAS 123R, included in cost of goods sold was $0.2 million of non-cash, stock option compensation expense related to our manufacturing facilities.

Gross profit increased in the six months of 2007 by approximately $8.6 million, or 16.6%, compared to the six months ended June 30, 2006. Gross margin, as a percentage of net sales, decreased to 32.0% for the six months ended June 30, 2007, compared to 33.0% for the same period of 2006, as the AUP decrease was not sufficient to offset the ASP decline.

	2006	2007
SG&A	$23,000	$26,075

SG&A for the six months ended June 30, 2007 increased approximately $3.1 million, or 13.4%, compared to the same period last year, due primarily to (i) share-based compensation expense increase of $0.5 million in the first six months of 2007, (ii) $0.5 million increase in outside sales commissions, $1.0 million increase in wages and marketing expenses associated with increased sales, and (iii) $0.5 million audit, legal and consulting expenses associated with Sarbanes-Oxley Act compliance, as well as $0.3 million increase in depreciation expense. SG&A, as a percentage of sales, was 13.8% in the first six months of 2007, down from 14.7% in the same period of last year, due primarily to the increased sales.

	2006	2007
R&D	$4,043	$6,101

Investment in R&D in the first six months of 2007 was $6.1 million, an increase of approximately $2.1 million from that in the same period last year. Of the $2.1 million increase, compensation costs increased $1.3 million as a result of hiring additional engineers, $0.3 million reflected Diodes’ investment in developing new products in discrete, analog and mixed signal, while $0.3 million was associated with APD patents amortization. R&D, as a percentage of sales, was 3.2% of the first six months of 2007 sales compared to 2.6% in the same period 2006.

	2006	2007
Restructuring costs and impairment of fixed assets	$120	$1,770

In the second quarter of 2007 we recorded approximately $1.8 million in restructuring costs related to the consolidation of our analog wafer probe and final test operations from Hsinchu, Taiwan to our manufacturing facilities in Shanghai, China. The expense was comprised of approximately $0.8 million in termination and severance costs, $0.3 million in impairment of fixed assets and $0.3 million in relocation charges.

	2006	2007
Interest income	$1,738	$8,320

Interest income for the six months ended June 30, 2007 was $8.3 million, compared to $1.7 million in the same period in 2006, due primarily to interest income earned on short-term investment securities purchased with the proceeds of the $230 million convertible bonds.

	2006	2007
Interest expense	$273	$3,421

Interest expense for the six months ended June 30, 2007 was $3.4 million, compared to $0.3 million in the same period 2006, due primarily to interest expense related to the 2.25% convertible bonds, and to a lesser extent, $0.6 million in amortization related convertible bonds issuance costs.

	2006	2007
Income tax provision	$4,575	$4,879

We recognized income tax expense of $4.9 million for the six months ended June 30, 2007, resulting in an effective tax rate of 15.7%, as compared to 17.8% in the same period of last year. Our lower effective tax rate reflected the decrease in the amount of expected repatriation of earnings of our foreign subsidiaries, partially offset by the impact of one of our China subsidiaries, Diodes-Shanghai, which is now subject to 7.5% preferential tax rate from 2007 through 2009, compared to a 0% tax rate in 2006. Going forward, we anticipate our tax rate to be in the 14 to 16% range. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash, funds from operations and borrowings under our credit facilities. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs. At December 31, 2006 and June 30, 2007, our working capital was $395.4 million and $419.9 million, respectively. We anticipate our working capital position will be sufficient for at least the next 12 months.

During 2005, we sold 3.2 million (stock split adjusted) shares of our Common Stock in a follow-on public offering, raising approximately $72 million (net of commissions and expenses). We used approximately $31 million of the net proceeds in connection with the Anachip acquisition, and approximately $9 million for the APD acquisition, and we intend to use the remaining net proceeds from this offering for working capital and other general corporate purposes, including additional acquisitions.

On October 5, 2006, we issued $230 million in aggregate principal amount of convertible senior notes due on October 1, 2026. We received approximately $224 million of net proceeds from this debt offering and intend to use the net proceeds from this offering for working capital and other general corporate purposes, including acquisitions.

Capital expenditures for the three and six months ended June 30, 2007 were $14.9 million and $27.3 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the U.S. Year-to-date capital expenditures were at approximately 14.5% of revenue as of June 30, 2007, ahead of our 10-12% full-year estimate as we continue to invest for expected growth. We had originally planned our 2007 capital expenditures to be at the upper end of our guidance, and front-loaded in the first half of the year to allow us to take advantage of projected second half growth prospects. Our first half actual at 14.5% of revenue is in-line with this plan. We are continuing to evaluate our second half plans in light of our original plan and the developing market environment.

Discussion of Cash Flow

Cash and short-term investments have increased from $339.9 million at December 31, 2006, to $352.5 million at June 30, 2007.

Operating Activities

Net cash provided by operating activities during the first six months of 2007 was $28.0 million, resulting primarily from $25.3 million of net income in this period, as well as $13.0 million in depreciation and amortization. Net cash provided by operating activities was $35.2 million for the same period in 2006. Net cash provided by operations decreased $7.2 million from the first six months of 2007 compared to the same period in 2006. This decrease resulted primarily from a $5.0 million increase in operating assets changes during the six-month period ($11.1 million increase in accounts receivable, $11.2 million decrease in inventory, and $4.9 million increase in other assets), and $11.4 million decrease in liabilities, offset by $4.6 million increase in our net income (from $20.7 million in 2006 to $25.3 million in 2007), $0.6 million increase in non-cash, share-based compensation expense, and $3.4 million increase in depreciation and amortization expense.

Investing Activities

Net cash used in investing activities was $42.1 million for the first six months of 2007 compared to $59.6 million for the same period of 2006. The $17.5 million decrease in investing activities primary relates to the $19.0 million payment for Anachip acquisition (net of cash acquired) in the first quarter of 2006, and a $6.3 million decrease in capital expenditures, partially offset by a $7.7 million decrease in investment in available for sale securities.

Financing Activities

Our financing activities include net borrowings, share issuances and excess tax benefits associated with stock options exercised. Net cash provided by financing activities totaled $7.7 million in the first six months of 2007 compared to $0.3 million net cash used in the same period of 2006. This increase is primarily the result of an increase of $2.4 million in proceeds from stock option exercised during the first six month of 2007.

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

The revolving credit commitment expires on August 29, 2008. The FabTech term loan, which amortizes monthly, matures on August 29, 2010. As of June 30, 2007, we had no amounts outstanding under our revolving credit facility, and there was $3.4 million outstanding under the FabTech term loan. Loans to Diodes Incorporated under our credit facility are guaranteed by FabTech, and in turn, the FabTech term loan is guaranteed by Diodes Incorporated. The purpose of the revolving credit facility is to provide cash for domestic working capital purposes, and to fund permitted acquisitions.

Any amounts borrowed under the credit facility and the FabTech term loan are collateralized by all of Diodes Incorporated’s and FabTech’s accounts, instruments, chattel paper, documents, general intangibles, inventory, equipment, furniture and fixtures, pursuant to security agreements entered into by Diodes Incorporated and FabTech in connection with these credit arrangements.

Both amounts borrowed under the revolving credit facility and the FabTech term loan bear interest at LIBOR plus 1.15%. At June 30, 2007, the effective rate under both the credit agreement and the FabTech term loan was 6.51%.

The credit agreement contains covenants that require us to maintain a leverage ratio not greater than 3.25 to 1.0, an interest expense coverage ratio of not less than 2.0 to 1 and a current ratio of not less than 1.0 to 1. It also requires us to achieve a net profit before taxes, as of the last day of each fiscal quarter, for the two consecutive fiscal quarters ending on that date of not less than $1. The credit agreement permits us to pay dividends to our stockholders to the extent that any such dividends declared or paid in any fiscal year do not exceed an amount equal to 50% of our net profit after taxes for such fiscal year. However, it limits our ability to dispose of assets, incur additional indebtedness, engage in liquidation or merger, acquisition, partnership or other combination (except permitted acquisitions). The credit agreement also contains customary representations, warranties, affirmative and negative covenants and events of default. As of June 30, 2007, we were in compliance with the bank covenants.

The agreements governing the FabTech term loan do not contain any financial or negative covenants. However, they provide that a default under our credit agreement will cause a cross-default under the FabTech term loan.

As of June 30, 2007, our Asia subsidiaries have available lines of credit of up to an aggregate of $26.7 million, with a number of Chinese and Taiwanese financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by its premises, are unsecured, uncommitted and, in some instances, may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin.

As of June 30, 2007, Diodes-Shanghai owed $0.8 million under a note to one of our customers, which debt was incurred in connection with our investing in manufacturing equipment. We repay this unsecured and interest-free note in quarterly price concession installments, with any remaining balance due in July 2008.

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

Note holders may require us to repurchase all or a portion of their notes upon a fundamental change, as defined, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Future minimum interest payments related to the Notes as of December 31, 2006 are $5.2 million for each year from 2007 through 2011. Future minimum payments related to the Notes as of December 31, 2006 for 2011 and thereafter include $77.5 million in interest and $230 million in principal for a total of $307.5 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company submitted to a vote of its security holders at an annual meeting of stockholders on May 31, 2007, the election of members of the Board. The directors were each elected to serve until the 2008 annual meeting or until their successors are elected and have qualified. The results of the tabulation for each nominee for director of the Company is as follows (voting shares have not been adjusted for the three-for-two stock split in July 2007):

C.H. Chen, Director	For: Withheld:	14,752,104 9,978,539

Michael R. Giordano, Director	For: Withheld:	18,499,238 6,231,405

Keh-Shew Lu, Director	For: Withheld:	23,988,337 742,306

L.P. Hsu, Director	For: Withheld:	22,836,689 1,893,935

Shing Mao, Director	For: Withheld:	14,870,070 9,859,573

Raymond Soong, Director	For: Withheld:	22,979,832 1,750,811

John M. Stich, Director	For: Withheld:	24,413,805 316,838

The Company also submitted to a vote of its security holders at an annual meeting of shareholders on May 31, 2007, the appointment of Moss Adams LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The result of the tabulation was 24,159,902 shares voted in favor of the proposal, 522,582 shares voted against, and 48,159 abstained from voting on the proposal. No broker non-votes with respect to this proposal were received.

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits

3.1
Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-127833) filed on September 8, 2006).

3.2	Amended Bylaws of the Company dated July 19, 2007 (incorporated by reference to Exhibit 3 on Form 8-K filed with the Commission on July 23, 2007).

11	Computation of Earnings Per Share

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ Carl C. Wertz	August 8, 2007
CARL C. WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and Chief Accounting Officer)

INDEX TO EXHIBITS

3.1
Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-127833) filed on September 8, 2006).

3.2	Amended Bylaws of the Company dated July 19, 2007 (incorporated by reference to Exhibit 3 on Form 8-K filed with the Commission on July 23, 2007).

11	Computation of Earnings Per Share

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002