Form 10-Q
period 2007-09-30
DIODES INC /DEL/
filed 2007-11-09
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Yes ☐ No [X ]

The number of shares of the registrant’s Common Stock outstanding as of November 5, 2007 was 40,069,364.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	December 31,	September 30,
	2006	2007
		(unaudited)

CURRENT ASSETS
Cash and cash equivalents	$48,888	$45,144
Short-term investments	291,008	317,726
Total cash and short-term investments	339,896	362,870
Accounts receivable
Trade customers	72,175	82,779
Related parties	6,147	7,186
	78,322	89,965
Allowance for doubtful accounts	(617)	(485)
Accounts receivable, net of allowances	77,705	89,480

Inventories	48,202	48,379
Deferred income taxes, current	4,650	8,195
Prepaid expenses and other	8,393	10,778
Total current assets	478,846	519,702

PROPERTY, PLANT AND EQUIPMENT, net	95,469	119,218

DEFERRED INCOME TAXES, non-current	5,428	6,735

OTHER ASSETS
Intangible assets, net	10,669	9,842
Goodwill	25,030	25,018
Other	6,697	6,387
Total assets	$622,139	$686,902

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	December 31,	September 30,
	2006	2007
		(unaudited)

CURRENT LIABILITIES
Line of credit	$-	$920
Accounts payable
Trade	40,029	37,198
Related parties	12,120	13,383
Accrued liabilities	24,967	26,580
Income tax payable	3,433	3,355
Long-term debt, current portion	2,802	2,111
Capital lease obligations, current portion	141	144
Total current liabilities	83,492	83,691

LONG-TERM DEBT, net of current portion
2.25% convertible senior notes due 2026	230,000	230,000
Others	7,115	6,125

CAPITAL LEASE OBLIGATIONS, net of current portion	1,477	1,363
OTHER LONG-TERM LIABILITIES	1,101	5,610
MINORITY INTEREST	4,787	6,389
Total liabilities	327,972	333,178

CONTINGENCIES AND COMMITMENTS	-	-
STOCKHOLDERS' EQUITY
Preferred stock - par value $1.00 per share;
1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share;
70,000,000 shares authorized; 38,941,901 and 39,962,300
issued at December 31, 2006 and September 30, 2007, respectively	25,962	26,642
Additional paid-in capital	104,795	124,155
Retained earnings	162,802	202,205
Accumulated other comprehensive income	608	722
Total stockholders' equity	294,167	353,724
Total liabilities and stockholders' equity	$622,139	$686,902

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

NET SALES	$92,575	$105,264	$248,876	$293,567

COST OF GOODS SOLD	61,879	71,112	166,532	199,214

Gross profit	30,696	34,152	82,344	94,353

OPERATING EXPENSES
Selling, general and administrative	11,825	14,607	34,883	40,682
Research and development	1,941	3,554	5,985	9,654
Restucturing costs and fixed asset impairment	32	-	152	1,771
Total operating expenses	13,798	18,161	41,020	52,107

Income from operations	16,898	15,991	41,324	42,246

OTHER INCOME (EXPENSES)
Interest income	1,069	4,712	2,807	13,032
Interest expense	(89)	(1,706)	(363)	(5,127)
Other	(1,563)	(13)	(1,699)	(70)
Total other income	(583)	2,993	745	7,835

Income before income taxes
and minority interest	16,315	18,984	42,069	50,081

INCOME TAX PROVISION	(3,212)	(2,243)	(7,778)	(7,122)

Income before minority interest	13,103	16,741	34,291	42,959

Minority interest	(333)	(640)	(824)	(1,601)

NET INCOME	$12,770	$16,101	$33,467	$41,358

EARNINGS PER SHARE
Basic	$0.33	$0.40	$0.87	$1.05
Diluted	$0.30	$0.38	$0.80	$0.98

Number of shares used in computation
Basic	38,530,370	39,844,587	38,280,234	39,430,422
Diluted	42,228,888	42,445,255	42,082,731	42,098,668

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,467	$41,358
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	14,053	20,417
Minority interest earnings	824	1,602
Share-based compensation	5,826	7,253
Loss on disposal of property, plant and equipment	221	305
Changes in operating assets:
Accounts receivable	(9,017)	(11,821)
Inventories	(14,227)	(19)
Prepaid expenses and other current assets	(1,493)	(3,044)
Deferred income taxes	(2,601)	(4,851)
Changes in operating liabilities:
Accounts payable	13,352	(1,550)
Accrued liabilities	5,038	381
Other liabilities	-	2,554
Income taxes payable	1,040	(89)
Net cash provided by operating activities	46,483	52,496

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(34,768)	(41,642)
Purchases of short-term investments	(15,791)	(26,718)
Acquisitions, net of cash acquired	(18,411)	-
Proceeds from sale of property, plant and equipment	54	99
Net cash used by investing activities	(68,916)	(68,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) on line of credit, net	(5,717)	934
Net proceeds from issuance of common stock	4,111	6,120
Excess tax benefits	7,274	6,667
Repayments of long-term debt	(4,125)	(1,681)
Repayments of capital lease obligations	(107)	(111)
Net cash provided by financing activities	1,436	11,929
EFFECT OF EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	866	92
DECREASE IN CASH	(20,131)	(3,744)
CASH AND CASH EQUIVALENTS, beginning of period	73,288	48,888
CASH AND CASH EQUIVALENTS, end of period	$53,157	$45,144

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION	2006	2007
Cash paid during the year for:
Interest	$334	$5,594
Income taxes	$2,142	$3,581
Non-cash activities:
Property, plant and equipment purchased on accounts payable	$(2,699)	$(1,268)
Liabilities for unrecognized tax benefits recorded as cumulative effect
adjustment to equity	$-	$1,955

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE A - Basis of Presentation

Unless the context otherwise requires, the words “Diodes,” “we,” “us,” “our” and “the Company” refer to Diodes Incorporated and its subsidiaries. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The condensed consolidated financial data at December 31, 2006 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The consolidated financial statements include Diodes Incorporated and its subsidiaries:

Diodes Taiwan, Inc. (“Diodes-Taiwan”) - 100% owned
Diodes Hong Kong Ltd. (“Diodes-Hong Kong”) - 100% owned
Anachip Corporation (“Diodes-Anachip”) - 99.8% owned
Shanghai KaiHong Electronic Co., Ltd. (“Diodes-China”) - 95% owned
Shanghai KaiHong Technology Co., Ltd. (“Diodes-Shanghai”) - 95% owned
FabTech Incorporated (“FabTech” or “Diodes-FabTech”) - 100% owned
Diodes International B.V. (“Diodes-International”) - 100% owned

All significant intercompany balances and transactions have been eliminated.

NOTE B - Functional Currencies, Comprehensive Gain/Loss and Foreign Currency Translation

Through our subsidiaries, we maintain foreign subsidiaries in Taiwan, Hong Kong and China. The New Taiwan (“NT”) dollar as the functional currency at Diodes-Taiwan and Diodes-Anachip most appropriately reflects the current economic facts and circumstances of the operations. As these factors may change in the future, we will periodically assess our position with respect to the functional currency. Assets and liabilities recorded in NT dollars are translated at the exchange rate on the balance sheet date. Income and expense accounts are translated at the average monthly exchange rate during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss.

The U.S. dollar is the functional currency in Diodes-China, Diodes-Shanghai and Diodes-Hong Kong, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, we will periodically assess our position with respect to the functional currency. Included in net income are foreign currency exchange losses of approximately $1.5 million and $0.1 million for the quarter ended September 30, 2006 and 2007, respectively, and $1.9 million and $0.4 million for the nine months ended September 30, 2006 and 2007, respectively. The $1.5 million foreign exchange loss in the third quarter of 2006 was primarily a result of a $1.1 million one-time adjustment to other expense for intercompany foreign currency exchange losses that were, as previously disclosed, incorrectly recorded directly to shareholders’ equity rather than through the income statement.

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, and such items, along with net income, are components of comprehensive income. The components of other comprehensive income include foreign currency translation adjustments. Accumulated other comprehensive income was $0.6 million and $0.7 million at December 31, 2006 and September 30, 2007, respectively. The $0.1 million change in other comprehensive income was primarily a result of currency translation gain during the first nine months of 2007.

Total comprehensive income for the three and nine months ended September 30, 2006 and 2007 was as follows (in thousands):

Total Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income	$12,770	$16,101	$33,467	$41,358

Translation adjustment	429	304	866	114

Comprehensive income	$13,199	$16,405	$34,333	$41,472

NOTE C - Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share were as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

BASIC
Weighted average number of common
shares outstanding used in computing
basic earnings per share (1)	38,530	39,845	38,280	39,430

Net income	$12,770	$16,101	$33,467	$41,358

Earnings per share (1)	$0.33	$0.40	$0.87	$1.05

DILUTED
Weighted average number of common
shares outstanding used in computing
basic earnings per share (1)	38,530	39,845	38,280	39,430
Add: Assumed exercise of stock options and stock awards (1)	3,699	2,601	3,802	2,668
	42,229	42,445	42,083	42,099

Net income	$12,770	$16,101	$33,467	$41,358

Earnings per share (1)	$0.30	$0.38	$0.80	$0.98

(1) Adjusted for the effect of a 3-for-2 stock split in July 2007

Earnings per share are based upon the weighted average number of shares of Common Stock and common stock equivalents outstanding, including those related to share-based compensation and convertible notes. Earnings per share are computed using the “treasury stock method” under Financial Accounting Standards Board (FASB) Statement No. 128. The convertible notes includes a net share settlement feature which requires us to redeem the par amount of the bond in cash and any remaining value, assuming the bond is in the money, in incremental shares, cash or a combination thereof. The net share settled convertible as structured is defined in EITF 90-19, instrument C, which allows us to use the treasury stock method of calculating the diluted earnings per share. The incremental value of the shares will be determined based on the average price of our Common Stock over the reporting period. There are no shares in the earnings per share calculation related to the convertible notes as our average stock price did not exceed the conversion price and, therefore, there is no conversion spread.

NOTE D - Short-term Investments

Short-term investments at September 30, 2007, were as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis

State and local government obligations	$317,306	$-	$-	$317,306
Money market mutual funds	420	-	-	$420
Total short-term investments	$317,726	$-	$-	$317,726

The estimated fair value of available-for-sale debt securities is $317.3 million, and is based on publicly available market information or other estimates determined by management. Although the maturities of the securities are over ten years, management intends to use the funds within one year and does not anticipate holding the investments until maturity; therefore, the securities are classified as short-term.

NOTE E - Inventories

Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method (in thousands).

	December 31,	September 30,
	2006	2007

Finished goods	$24,421	$21,213
Work-in-progress	10,104	9,723
Raw materials	13,677	17,443
	$48,202	$48,379

NOTE F - Goodwill and Other Intangible Assets

Goodwill has been recorded as follows (in thousands):

	2006				2007
	Balance, January 1	Acquisitions/ purchase accounting adjustments	Currency exchange and other	Balance, December 31	Acquisitions/ purchase accounting adjustments	Currency exchange and other	Balance, September 30
Goodwill-China	$881	$-	$-	$881	$-	$-	$881

Goodwill-FabTech	4,209	-	-	4,209	-	-	4,209

Goodwill-Anachip	-	19,675	265	19,940	-	(12)	19,928
Total	$5,090	$19,675	$265	$25,030	$-	$(12)	$25,018

Intangible assets subject to amortization are (in thousands):

As of September 30, 2007
Amortized Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency exchange and other	Net

APD:
Patents	15 years	$8,402	$(499)	$-	$7,903

Anachip:
Patents and trademarks	3-10 years	$2,430	$(625)	$134	$1,939

Total:		$10,832	$(1,124)	$134	$9,842

Amortization expense related to intangible assets subject to amortization was $70,000 and $209,000 for the three months ended September 30, 2006 and 2007, respectively, and $212,000 and $627,000 for the nine months ended September 30, 2006 and 2007, respectively.

NOTE G - Stockholders’ Equity

On July 10, 2007, we declared a three-for-two stock split in the form of a 50% stock dividend payable on July 30, 2007 to stockholders of record on July 20, 2007. Under the terms of this stock dividend, Diodes' stockholders received one additional share for every two shares held on the record date. The dividend was paid in authorized but unissued shares of Common Stock. Fractional shares created by the stock dividend were paid in cash based upon the closing price of our Common Stock on the record date. The par value of our stock is not be affected by the dividend and remains at $0.66 2/3 per share. The outstanding shares stated on the balance sheet and the consolidated condensed statement of income and disclosures have been adjusted to reflect the effects of the stock split.

As of September 30, 2007, we had approximately 40.0 million outstanding common shares. During the first nine months of 2007, shares outstanding increased by approximately 1.0 million shares, due to approximately 0.9 million shares issued in conjunction with stock option exercises and 0.1 million shares issued in conjunction with vested restricted stock units.

Additional paid-in capital increased approximately $19.6 million in the first nine months of 2007, primarily due to $4.3 million in stock option expense, $3.0 million in share grant expense, $5.6 million in conjunction with stock option exercises, and $6.7 million in excess tax benefits associated with share-based compensation.

We adopted the provisions of FASB Interpretation No. 48 (“FIN48”) effective January 1, 2007. As a result of the implementation of FIN48, during the first quarter of 2007, we increased our liability for unrecognized tax benefits by approximately $2.0 million, primarily related to our foreign subsidiaries, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

NOTE H - Restructuring Costs and Fixed Asset Impairment

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

NOTE I - Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2004.

With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, we are no longer subject to income tax audits for years before 2001. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our FIN48 reserve for any adjustments that may result from future tax audits. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

We adopted the provisions of FIN48 effective January 1, 2007. As a result of the implementation of FIN48, we increased our liability for unrecognized tax benefits, primarily related to our foreign subsidiaries, by approximately $2.0 million during the first quarter of 2007, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007 and September 30, 2007, the gross amount of unrecognized tax benefits was approximately $3.2 million and $3.0 million, respectively.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

Income tax expense of $2.2 million and $7.1 million for the three and nine months ended September 30, 2007, respectively, was recorded, resulting in an effective tax rate of 14.2% in the first nine months of 2007, as compared to 18.5% in the first nine months of last year. Our lower effective tax rate compared with the same period last year was the result of lower quarterly income in the U.S. and higher income in lower-taxed jurisdictions, as well as a decrease in the amount of estimated repatriation of earnings of our foreign subsidiaries, partially offset by the increased income tax rate at one of our China subsidiaries (Diodes-Shanghai is subject to a 7.5% preferential tax rate from 2007 through 2009, compared to a 0% tax rate in 2006).

Our global presence requires us to pay income taxes in a number of jurisdictions. In general, earnings in the U.S. and Taiwan are currently subject to tax rates of 39.0% and 25.0%, respectively. In addition, Taiwan earnings are subject to an additional 10% retained earnings tax should the Taiwan earnings not be distributed. Earnings of Diodes-Hong Kong are subject to a 17.5% tax for local sales or local source sales; all other Hong Kong sales are not subject to foreign income taxes. Earnings at Diodes-Taiwan and Diodes-Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by our China subsidiaries and sold to customers outside of Taiwan and Hong Kong, respectively. The U.S. tax rate on these earnings is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, we receive credit against our U.S. federal tax liability for income taxes paid by our foreign subsidiaries. In addition, funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. As of September 30, 2007, we had accrued $3.3 million for U.S. taxes on future dividends from our foreign subsidiaries.

As an incentive for the formation of Anachip, earnings of Anachip are subject to a five-year tax holiday (subject to certain qualifications of Taiwanese tax law). In the third quarter of 2006, we elected to begin this five-year tax holiday as of January 1, 2006. Beginning 2011, Anachip earnings will be subject to statutory Taiwan income tax.

Diodes-China is located in the Songjiang district, where the standard central government tax rate is 24.0%. However, as an incentive for establishing Diodes-China, the earnings of Diodes-China were subject to a 0% tax rate by the central government from 1996 through 2000, and to a 12.0% tax rate from 2001 through 2006. The 12.0% tax rate is expected to continue for 2007. In addition, due to an $18.5 million permanent re-investment of Diodes-China earnings in 2004, Diodes-China has received additional preferential tax treatment (earnings will be exempted from central government income tax for two years, and then subject to a 12.0% tax rate for the following three years) on earnings that are generated by $15.0 million of this investment. We are awaiting preferential tax treatment approval on the remaining $3.5 million of this investment.

In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China, the local government waived this tax from 1996 through 2006. Management expects this tax to be waived for 2007 as well; however, the local government can re-impose this tax at its discretion at any time.

In 2004, we established our second Shanghai-based manufacturing facility, Diodes-Shanghai, located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government standard tax rate is 15.0%, and there is no local government tax. As an incentive for establishing Diodes-Shanghai, the 2005 and 2006 earnings of Diodes-Shanghai were exempted from central government income tax, and for the years 2007 through 2009 its earnings will be subject to a 7.5% tax rate.

With the recent China government income tax reform, which terminates some existing tax incentives for foreign enterprises doing business in China, it is unclear to what extent our China subsidiaries will continue to receive preferential tax treatment beyond 2007 for Diodes-China and 2010 for Diodes-Shanghai.

NOTE J - Deferred Compensation Plan

Beginning January 1, 2007, we began sponsoring a Non-Qualified Deferred Compensation Plan (the “Plan”) for executive officers, key employees and members of our Board of Directors (the “Board”). The Plan allows eligible participants to defer the receipt of eligible compensation until designated future dates. We hedge our obligations under the Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair market value. At September 30, 2007, these investments totaled approximately $0.8 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the Company’s deferred compensation liabilities.

NOTE K - Share-based Compensation

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Cost of goods sold	$133	$59	$398	$219
Selling and administrative expense	1,355	1,173	4,112	3,680
Research and development expense	146	112	438	355

Total stock option expense	$1,634	$1,344	$4,948	$4,254

No stock options were granted during the third quarter ended September 30, 2007. Compensation expense for the nine months ended September 30, 2007 for stock options granted during the period was calculated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2006	2007
Expected volatility	53.85%	54.52%
Expected term (in years)	5.86	6.63
Risk-free interest rate	4.70%	4.91%
Expected forfeitures	2.56%	2.56%
Expected dividends	N/A	N/A

Expected volatility. The Company estimates expected volatility using historical volatility. Public trading volume on options in the Company’s stock is not material. As a result, the Company determined that utilizing an implied volatility factor would not be appropriate. The Company calculates historical volatility for the period that is commensurate with the option’s expected term assumption.

Expected term. The Company evaluated expected term based on history and exercise patterns across its demographic population. The Company believes that this historical data is the best estimate of the expected term of a new option. The expected term for grants made to officers and the Board is 6.94 years, while the expected term for all other employees is 4.66 years.

Risk free interest rate.  The Company estimated the risk-free interest rate based on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption.

Forfeiture rate.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest as SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 2.56% to all unvested options and restricted share units as of September 30, 2007. This analysis will be re-evaluated at least annually, and the forfeiture rate will be adjusted as necessary.

Dividend yield.   The Company historically has not paid a cash dividend; therefore this input is not applicable.

For the nine months ended September 30, 2007, the Company granted stock options to purchase approximately 265,000 shares of the Company's Common Stock, which vest in equal annual installments over a four-year period and expire ten years from the date of grant. Options granted in the nine months ended September 30, 2007 had a weighted-average grant date fair value of $14.74.

The total intrinsic value (actual gain) of options exercised during the nine months ended September 30, 2006 and 2007 was approximately $21.7 million and $21.4 million, respectively.

The total net cash proceeds received from stock option exercise for the nine months ended September 30, 2006 and 2007 was $4.1 million and $6.1 million, respectively.

During the nine months ended September 30, 2006 and 2007, there were $5.0 million and $4.3 million, respectively, of total recognized share-based compensation expense related to stock options under the plans.

As of September 30, 2007, total unrecognized share-based compensation expense related to unvested stock options, net of forfeitures, was approximately $8.7 million, before income taxes, and is expected to be recognized over a weighted average of approximately 2.6 years.

A summary of the stock option plans as of September 30, 2007 follows:

Stock options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2007	5,316	$8.46	6.4	$80,974
Granted	265	$24.96
Exercised	(1,045)	$5.93
Forfeited or expired	(47)	$18.19
Outstanding at September 30, 2007	4,489	$9.92	6.1	$99,586
Exercisable at September 30, 2007	3,625	$7.47	5.6	$89,295

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

A summary of the Company’s restricted stock awards and restricted stock units as of September 30, 2007 is presented below:

		Weighted-Average
Restricted stock awards and restricted stock units	Shares (000)	Grant-Date Fair Value

Nonvested at January 1, 2007	848	$16.41
Granted	288	25.81
Vested	(75)	22.58
Forfeited	(41)	23.72
Nonvested at September 30, 2007	1,020	$18.32

Approximately $0.9 million and $3.0 million of total share-based compensation expense was recognized during the nine months ended September 30, 2006 and 2007, respectively, related to stock awards granted under the plans.

As of September 30, 2007, total unrecognized share-based compensation expense related to unvested share grants, net of forfeitures, was approximately $14.0 million, before income taxes, and is expected to be recognized over a weighted average of approximately 3.0 years.

NOTE L-Segment and Enterprise Information

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

Our operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Anachip Corporation located in HsinChu, Taiwan; Diodes-China and Diodes-Shanghai, both located in Shanghai, China; and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which accounted for approximately 4.4% and 4.4% of total sales for the three months and nine months ended September 30, 2007, respectively (3.2% for the third quarter of 2006, and 3.5% for the first nine months of 2006), are consolidated into the domestic (North America) operations.

Geographic Information

The accounting policies of the operations are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues (in thousands):

Three Months Ended September 30, 2006	Far East	North America	Total

Total sales	$113,717	$30,636	$144,353
Inter-company sales	(46,559)	(5,219)	(51,778)
Net sales	$67,158	$25,417	$92,575

Property, plant and equipment	$76,161	$13,007	$89,168
Assets	$227,454	$139,416	$366,870

Three Months Ended September 30, 2007	Far East	North America	Total

Total sales	$135,597	$31,629	$167,226
Inter-company sales	(56,777)	(5,185)	(61,962)
Net sales	$78,820	$26,444	$105,264

Property, plant and equipment	$104,044	$15,174	$119,218
Assets	$214,990	$471,912	$686,902

Nine Months Ended September 30, 2006	Far East	North America	Total

Total sales	$287,102	$89,248	$376,350
Inter-company sales	(110,825)	(16,649)	(127,474)
Net sales	$176,277	$72,599	$248,876

Property, plant and equipment	$76,161	$13,007	$89,168
Assets	$227,454	$139,416	$366,870

Nine Months Ended September 30, 2007	Far East	North America	Total

Total sales	$367,504	$92,295	$459,799
Inter-company sales	(150,172)	(16,060)	(166,232)
Net sales	$217,332	$76,235	$293,567
Property, plant and equipment	$104,044	$15,174	$119,218
Assets	$214,990	$471,912	$686,902

Revenues were derived from (shipped to) customers located in the following countries. “All Others” represents countries with less than 10% of total revenues each (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended September 30,		Net Sales
	2006	2007	2006	2007
China	$35,014	$42,451	37.8%	40.3%
Taiwan	24,840	23,267	26.8%	22.1%
United States	20,038	21,930	21.6%	20.8%
All Others	12,683	17,616	13.8%	16.8%
Total	$92,575	$105,264	100.0%	100.0%

	Net Sales
	for the Nine Months		Percentage of
	Ended September 30,		Net Sales
	2006	2007	2006	2007
China	$78,209	$104,490	31.4%	35.6%
Taiwan	73,993	80,087	29.7%	27.3%
United States	57,600	62,759	23.1%	21.4%
All Others	39,074	46,231	15.8%	15.7%
Total	$248,876	$293,567	100.0%	100.0%

NOTE M - Business Acquisition

APD acquisition - On October 19, 2006, we signed an agreement to purchase the net assets of APD Semiconductor, a privately held U.S.-based fabless semiconductor company. The assets related to the business of manufacturing, marketing, selling and distribution of semiconductor products. The initial purchase price of the acquisition was $8.4 million in addition to a potential two-year earn-out provision with respect to pre-defined covered products. As of September 30, 2007, we recorded $1.0 million for the potential earn-out. The acquisition was completed on November 3, 2006.

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

Total Allocation
Assets acquired
Accounts receivable	$299
Inventory	923
Fixed assets	125
Patents	8,399
Liabilities assumed
Accounts payable	(338)
Contingent consideration	(1,000)
Net assets acquired	$8,408

NOTE N - Commitments

Purchase commitments - We have non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment in China, totaling approximately $4.4 million at September 30, 2007.

NOTE O - Recently Issued Accounting Pronouncements

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

In July 2006, FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN48 effective January 1, 2007. As a result of the implementation of FIN48, during the first quarter of 2007, we increased our liability for unrecognized tax benefits by approximately $2.0 million, primarily related to our foreign subsidiaries, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of January 1 and September 30, 2007, the gross amount of unrecognized tax benefits was approximately $3.2 million and $3.0 million, respectively.

NOTE P - Related Parties

We conduct business with one related party, Lite-On Semiconductor Corporation (“LSC”) (and its subsidiaries and affiliates) and one significant party, Keylink International (formerly Xing International) (and its subsidiaries). LSC is our largest stockholder and owned 21.7% of our outstanding Common Stock as of September 30, 2007. Keylink International is our 5% joint venture partner in Diodes-China and Diodes-Shanghai. C.H. Chen, our previous President and Chief Executive Officer, and Vice Chairman of our Board of Directors, is also Vice Chairman of LSC, and Raymond Soong, the Chairman of our Board of Directors, is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC, as well as the Chairman of LSC.

The Audit Committee of our Board of Directors reviews related party transactions for potential conflict of interest situations, and approves or ratifies all such transactions, in accordance with such procedures as it may adopt from time to time. We believe that related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.

During the three and nine months ended September 30, 2007, we sold silicon wafers to LSC totaling 6.8% and 6.8%, respectively, (6.5% in 2006 and 9.6% in 2005) of our net sales, making LSC our largest customer. Also for the three and nine months ended September 30, 2007, 11.7%, and 11.4%, respectively, (13.0% in 2006 and 14.7% in 2005) of our net sales were from discrete semiconductor products purchased from LSC for subsequent sale by us, respectively, making LSC our largest outside supplier. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. The Audit Committee of our Board of Directors has reviewed the contracts associated with these related party transactions.

During the three and nine months ended September 30, 2007, we sold silicon wafers to companies owned by Keylink International totaling 0.7% and 0.5%, respectively, (0.4% in 2006 and 0.6% in 2005) of our net sales. Also for the three and nine months ended September 30, 2007, 1.3% and 1.5%, respectively, (2.3% in 2006 and 3.0% in 2005) of our net sales were from discrete semiconductor products purchased from companies owned by Keylink International. In addition, Diodes-China and Diodes-Shanghai lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink International. We also pay a consulting fee to Keylink International. In 2006, and the three and nine months ended September 30, 2007, we paid Keylink International an aggregate of $7.9 million, $2.6 million and $6.8 million, respectively, with respect to these items, respectively. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. The Audit Committee of our Board of Directors has reviewed the contracts associated with these related party transactions.

In December 2005, we entered into a definitive stock purchase agreement to acquire Anachip Corporation. The selling shareholders included LSC (which owned approximately 60% of Anachip’s outstanding capital stock), and two Taiwanese venture capital firms (together owning approximately 20% of Anachip’s stock), as well as current and former Anachip employees. At December 31, 2005, we had purchased an aggregate of 9,433,613 shares (or approximately 18.9%) of the 50,000,000 outstanding shares of the capital stock of Anachip. On January 10, 2006 (the closing date of the acquisition), we purchased an additional 40,470,212 shares and therefore, we now hold approximately 99.81% of the Anachip capital stock.

Concurrent with the acquisition, Anachip entered into a wafer purchase agreement with LSC, pursuant to which LSC will sell to Anachip, according to Anachip's requirements, during the two year period ending on December 31, 2007, wafers of the same or similar type, and meeting the same specifications, as those wafers purchased from LSC by Anachip at the time of the acquisition. Anachip will purchase such wafers on terms (including purchase price, delivery schedule, and payment terms) no less favorable to Anachip than those terms on which Anachip purchased such wafers from LSC at the time of the acquisition; provided, however, that the purchase price will be the lower of the current price or the most favorable customer pricing. If the price of raw wafers increases by more than 20% within any nine-month period, Anachip and LSC will renegotiate in good faith the price of wafers to reflect the cost increase.

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

Overview

We are a global supplier of application specific standard products within the broad discrete and analog semiconductor markets. These products include diodes, rectifiers, transistors, MOSFET’s, protection devices, functional specific arrays, power management devices including DC-DC switching and linear voltage regulators, amplifiers and comparators, Hall effect sensors and silicon wafers used to manufacture these products.

We design, manufacture and market these semiconductors focusing on diverse end-use applications in the consumer electronics, computing, industrial, communications and automotive sectors. For the third quarter of 2007, approximately 35.4%, 38.4%, 9.4%, 14.8% and 2.0% of our net sales were generated by these sectors, respectively, as compared to 35.2%, 37.0%, 12.3%, 13.4% and 2.0% in the third quarter of 2006, respectively.

Our semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device. We believe that our product focus provides us with a meaningful competitive advantage relative to semiconductor companies that provide a wider range of semiconductor products.

Our product portfolio of over 4,000 part numbers addresses the design needs of many advanced electronic devices including high-volume consumer devices such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We believe we have particular strength in designing innovative surface-mount semiconductors for applications with critical need to minimize product size while maximizing power efficiency and overall performance and at a lower cost than alternative solutions.

We are headquartered in Dallas, Texas. Our two manufacturing facilities are located in Shanghai, China; our wafer fabrication facility is located near Kansas City, Missouri; our sales and marketing and logistical centers are located in Taipei, Taiwan, Shanghai and Shenzhen, China, Hong Kong, and San Jose and Westlake Village, California; and our IC design company, Anachip, is located in Hsinchu, Taiwan. We also have regional sales offices and/or representatives in: Derbyshire, England; Toulouse, France; Frankfurt, Germany, and in various cities in the United States.

Our customers are located primarily in Asia, North America and Europe, which represent approximately 75%, 21% and 4% of our sales, respectively, in the third quarter of 2007, compared to 73%, 24% and 3% in the same period last year. We serve over 150 direct customers worldwide, representing approximately 62% (58% in the third quarter of 2006) of our sales, which consist of original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers. Additionally, we have approximately 60 distributor customers worldwide, representing approximately 38% (42% in the third quarter of 2006) of our sales, through which we indirectly serve over 10,000 customers.

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

In order to extend our distribution network in Europe, in July 2007, we signed a distribution agreement with SILICA, an Avnet, Inc. company, and one of the largest suppliers and distributors of semiconductor products in Europe. SILICA is a highly specialized semiconductor distributor with 36 branch offices throughout Europe providing customers with a broad portfolio of semiconductor products along with in-depth technical and logistic support as well as other value-added services. Since entering the European market in 2001, we have consistently grown our sales and expanded our market share, successfully building our European customer base in the automotive, communications and industrial end-markets. We believe that Europe will make an important contribution to our long-term profitable growth.

In addition, in September 2007, we entered into a distribution agreement with Arrow Asia Pac (a business unit of Arrow Electronics, Inc.), one of the leading electronics component distributors in Asia. The agreement is an important extension to our long-term global partnership with Arrow Electronics.

Our strategy is to continue to enhance our position as a global supplier of standard semiconductor products, and to continue to add complimentary product lines, such as power management products, using our packaging technology capability. The principal elements of this strategy include focusing on technology innovation, expanding our available market opportunities, maintaining intense customer focus, enhancing manufacturing efficiency, and pursuing selective strategic acquisitions.

In November 2006, we purchased the net assets of APD Semiconductor, Inc., a privately held U.S.-based fabless semiconductor company. APD Semiconductor’s main product focus is its patented and trademarked Super Barrier Rectifier (“SBR”) technology. Utilizing a low cost IC wafer process, the SBR® technology uses a MOS cellular design to replace standard traditional Schottky or PN junction diodes. The SBR technology uses an innovative-patented process technique that allows its key parameters to be easily tuned to optimize any customer applications. This adaptive and scalable technology allows for increased power saving with better efficiency and reliability at higher operating temperatures for end user applications like digital audio players, DC/DC converters. AC/DC power supplies, LCD monitors, Power-over-Ethernet (POE), Power Factor Correction (PFC) and TV/satellite set-top boxes. The APD acquisition is expected to enhance our product capabilities and technology leadership position in the low pin-count standard product semiconductor market and expand our product capabilities across important segments of our end-markets.

We have experienced increased demand for our products, as well as substantial pressure from our customers and competitors to reduce selling prices. We expect future increases in net income to result primarily from increases in sales volume and improvements in product mix in order to offset reduced average selling prices of our products.

Our focus is on profitable growth. Net sales were $105.3 million for the third quarter of 2007. Revenue increased 9.3% compared with the prior quarter as demand for our current and new products increased. Revenue increased 13.7 percent compared with the year-ago quarter primarily due to increased demand across a broad range of products which more than offset an approximate 6% price decline.

Sales of new products for the third quarter of 2007 amounted to 34.2% of total sales, compared to 29.7% in the year-ago quarter, and this growth includes the contribution of the Anachip acquisition as well as the acquired SBR® technology. New products generally have gross profit margins that are higher than the margins of our standard products. We expect net sales derived from new products to increase in absolute terms, although our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix. New product revenue was driven by products in sub-miniature array, QFN, PowerDI™323, PowerDI™123, PowerDI™5, SBR® and Schottky platforms, in both the discrete and analog product lines.

During the third quarter of 2007, the percentage of our net sales derived from our Asian subsidiaries was 74.9%, compared to 75.5% in the second quarter of 2007, 71.9% in 2006 and 65.4% in 2005. We expect our net sales to the Asian market to continue to increase as a percentage of our total net sales as a result of our customers' continuing to shift their manufacturing of electronic products from the U.S. to Asia. Since sales prices are generally lower in Asia than in the U.S. or Europe, we expect this trend to continue to negatively impact our revenue growth, but we believe this impact will be more than offset by increased volume of current product and new product sales.

Our gross profit margin was 32.4% in the third quarter of 2007, compared to 33.2% in the same period of 2006 and 31.9% in the second quarter of 2007. Our gross margin percentage was higher sequentially as average selling prices increased during the third quarter of 2007. Furthermore, we are still under process of integrating the analog product line. With the addition of Anachip, we can now pursue adjacent product categories that significantly expand our growth opportunities as well as gross margin potential.

In 2006, we began strengthening our product design centers in Dallas, San Jose, Shanghai and Taipei to position our design engineers to work more closely with our customers and enable us to deliver a stream of innovative solutions in our targeted product categories. R&D expense increased as a percent of revenue from 2.1% in the third quarter of 2006 to 3.4% in the third quarter of 2007 due primarily to the Anachip acquisition, continued investing in enhancing current product features, and developed new products. During the same one-year period, R&D dollars increased from $1.9 million to $3.6 million. We continue to plan to hire qualified engineers who fit our focus on proprietary discrete and analog processes and packaging technologies. We released 64 products covering 14 product families during the third quarter of 2007, which we believe will continue to bring new profitable revenue growth. In general, new semiconductor products from R&D investments in the current period do not contribute materially to revenue in that period, but should benefit profitable growth in future years.

In order to optimize the synergies from the business integration with Anachip, which we acquired in January 2006, we announced plans to consolidate our analog wafer probe and final test operations from Hsinchu, Taiwan to our manufacturing facilities in Shanghai, China. We recorded a restructuring charge of $1.8 million in the second quarter of 2007 (see Note G).

Adjusted net income was $17.1 million in the third quarter of 2007, up $2.1 million, or 14.2%, from the second quarter of 2007, and up $2.9 million, or 20.8%, from the third quarter of 2006. Adjusted net income excludes $1.3 million non-cash FAS123R expenses. Net income was up mainly due to volume increases and improved expense controls.

Inventory was $48.4 million at September 30, 2007, or 61 days, compared to $45.8 million, or 67 days, at September 30, 2006. Work-in-progress and finished goods inventories were down from the prior-year quarter with raw material inventories increasing $4.6 million due to our expansion of manufacturing operations in Shanghai. We expect the inventory values to be maintained to support increased revenue levels.

A key element of our success is our overall low-cost manufacturing base. We operate two state-of-the-art manufacturing facilities in China, and as of September 30, 2007, we had invested approximately $164 million in these facilities. In 2006, we invested $32 million in new manufacturing capacity and increased our total output by 43% to over 11.8 billion devices per year, and in the first nine months of 2007, we have invested approximately $37 million in our manufacturing facilities.

For the nine months ended September 30, 2007, we invested approximately $42.9 million in capital expenditures, which was approximately 14.6% of sales, primarily in our Asian manufacturing facilities. Our capital expenditure objective is to meet increased demand by investing in equipment to increase our manufacturing efficiencies and to integrate the analog business.

We had originally planned our 2007 capital expenditures as a percentage of revenue to be at the upper end of our 10-12% estimate and front-loaded in the first half of the year to allow us to take advantage of the projected market growth in second half of 2007. Capital expenditures for the current quarter were $15.6 million, or 14.9% of revenue. For the nine months ended September 30, 2007, capital expenditures were $43 million. This represents 14.6% of revenue, as we continue to invest for expected growth by capitalizing on opportunities to expand capacity in order to gain market share. We expect capital expenditures in the fourth quarter of 2007 to be lower than the third quarter. Our revised expansion plans, now including a 6-inch SBR® line in FabTech, and additional analog capacity in China, will put our full-year 2007 capital expenditures at between 14 and 15% of revenue.

Depreciation expense for the third quarter and first nine months of 2007 was $6.9 million and $18.8 million, respectively.

We operate most of our own manufacturing facilities and they require substantial investment to construct and to expand capacity. Because we own most of our manufacturing capacity, a significant portion of our operating costs is fixed. In general, these costs do not decline with reductions in customer demand or changes in utilization of our manufacturing capacity, and can adversely affect profit margins as a result. Conversely, as product demand rises and factory utilization increases, the fixed costs are spread over increased output, which improves profit margins.

On October 5, 2006, we issued $230 million in aggregate principal amount of convertible senior notes due on October 1, 2026. The notes pay interest semiannually at a rate of 2.25% per annum. The notes will be convertible, in certain circumstances, into cash up to the principal amount, and any conversion value above the principal amount will be redeemable, at our option, into cash or shares of Common Stock, at an initial conversion rate of 25.6419 shares per $1,000 principal amount of notes (which represents an initial conversion price of $39.00 per share, split adjusted). The initial conversion price represents an approximate 40% conversion premium, based on the closing price of $27.92 (split adjusted) of our Common Stock on October 5, 2006. We expect this transaction to be accretive to earnings per share given the current short-term interest environment and intend to use the net proceeds from this offering for working capital and other general corporate purposes, including acquisitions.

Financial Operations Overview

Net Sales

We generate a substantial portion of our net sales through the sale of discrete and analog semiconductor products designed and manufactured by third parties or us. We also generate a portion of our net sales from outsourcing manufacturing capacity to third parties and from the sale of silicon wafers to manufacturers of semiconductor components. We serve customers across diversified industries, including the consumer electronics, computing, industrial, communications and automotive markets.

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

Cost of Goods Sold

Cost of goods sold includes manufacturing costs for our finished semiconductor products and our wafers. These costs include raw materials used in our manufacturing processes as well as the labor costs and overhead expenses, including depreciation. Cost of goods sold is also impacted by yield improvements, capacity utilization and manufacturing efficiencies. In addition, cost of goods sold includes the cost of products that we purchase from other manufacturers and sell to our customers. Cost of goods sold is also affected by inventory obsolescence and market price adjustments if our inventory management is not efficient.

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

Research and Development Expenses

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, and materials and equipment used for these projects, as well as patent amortization. Research and development expenses are primarily associated with our wafer facility near Kansas City, Missouri, our analog IC facilities in Taipei, Taiwan, and our manufacturing facilities in China, as well as our engineers in the U.S. All research and development expenses are expensed as incurred, and we expect our research and development expenses to increase in absolute dollars as we invest in new technologies and product lines.

Interest Income / Expense

Interest income consists of interest earned on our cash and investment balances. Interest expense consists of interest payable on our convertible notes and outstanding credit facilities, as well as amortization of the convertible note issuance costs.

Income Tax Provision

  Federal income taxes for the interim periods presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate. As of September 30, 2007, the estimated annual effective tax rate for 2007 is approximately 14%. The primary reasons the effective annual tax rate for 2007 differs from the U.S. statutory corporate income tax rate are the effects of non-U.S. tax rates and expected utilization of various tax benefits.

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

We are involved in various tax matters, with respect to some of which the outcome is uncertain. For purposes of evaluating whether or not a tax position is uncertain (i) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (ii) technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (iii) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits and the tax benefit of a qualifying position is the largest amount of tax benefits that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

We adopted the provisions of FIN48 effective January 1, 2007. As a result of the implementation of FIN48, during the first quarter of 2007, we increased our liability for unrecognized tax benefits by approximately $2.0 million, primarily related to our foreign subsidiaries, which was accounted for as a reduction to the January 1, 2007 retained earnings balance.

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

Goodwill

As of September 30, 2007, goodwill was $25.0 million ($19.9 million related to the Anachip acquisition, $4.2 million related to the FabTech acquisition, and $0.9 million related to Diodes-China). We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for which goodwill is tested for impairment at least annually.

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

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payments,” using the modified prospective method. Under SFAS 123R, we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company is continuing to use the Black-Scholes model, consistent with prior period valuations under SFAS 123. No modifications were made to any outstanding share-options prior to the adoption of SFAS 123R.

The adoption of SFAS 123R, applying the “modified prospective method,” as elected by the Company, requires the Company to value stock options prior to its adoption of SFAS 123 under the fair value method and expense these amounts over the stock options’ remaining vesting period. This resulted in the Company expensing $1.3 million and $4.2 million in the three and nine months ended September 30, 2007, respectively, which was recorded within the cost of goods sold expense, general and administrative expense and research and development expense on the Company’s condensed consolidated income statement. In addition, SFAS 123R requires the Company to reflect any tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash inflow in its statement of cash flows rather than as an operating cash flow as in prior periods. The Company has changed its primary award type to employees from stock options to stock awards as an improved method of employee reward and retention. In general, the Company increased the vesting period from three years to four years, and reduced the number of shares subject to the award by a factor of three. The restricted stock grants will be recorded each quarter as a non-cash operating expense item. In addition to the expense, the effects of the restricted stock grants are included in the diluted shares outstanding calculation.

Results of Operations for the Three Months Ended September 30, 2006 and 2007

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three Months Ended September 30,		Increase (Decrease)
	2006	2007	'06 to '07

Net sales	100	100	13.7

Cost of goods sold	(66.8)	(67.6)	14.9

Gross profit	33.2	32.4	11.3

Operating expenses	(14.9)	(17.3)	31.6

Operating income	18.3	15.1	(5.4)

Interest income, net	1.1	2.9	197.2

Other income (expense)	(1.7)	-	(99.2)

Income before taxes and minority interest	17.7	18.0	16.4

Income tax provision	(3.5)	(2.1)	(30.2)

Income before minority interest	14.2	15.9	27.8

Minority interest	(0.4)	(0.6)	92.2

Net income	13.8	15.3	26.1

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2006	2007
Net sales	$92,575	$105,264

Net sales increased approximately $12.7 million for the three months ended September 30, 2007, compared to the same period last year. The 13.7% increase in net sales was due to a 21.3% increase in units sold, partially offset by a 6.3% decrease in average selling prices (“ASP”) primarily due to market pricing pressures as well as demand induced product mix changes.

	2006	2007
Cost of goods sold	$61,879	$71,112
Gross profit	$30,696	$34,152
Gross profit margin percentage	33.2%	32.4%

Cost of goods sold increased approximately $9.2 million, or 14.9%, for the three months ended September 30, 2007 compared to the same period in 2006. As a percent of sales, cost of goods sold increased from 66.8% for the three months ended September 30, 2006 to 67.6% for the three months ended September 30, 2007. Average unit cost (“AUP”) decreased 5.3% from the third quarter of 2006. As per SFAS 123R, included in cost of goods sold was $59,000 non-cash, stock option compensation expense related to our manufacturing facilities.

Gross profit increased in the third quarter of 2007 by approximately $3.5 million, or 11.3%, compared to the three months ended September 30, 2006. Gross margin, as a percentage of net sales, decreased to 32.4% for the three months ended September 30, 2007, compared to 33.2% for the same period of 2006, as the AUP decrease was not sufficient to offset the decrease in ASP.

	2006	2007
Selling, general and administrative expenses (“SG&A”)	$11,825	$14,607

SG&A for the three months ended September 30, 2007 increased approximately $2.8 million, or 23.5%, compared to the same period last year, due primarily to (i) a share grant expense increase of $1.1 million related to the July 2007 annual grants, (ii) $0.7 million increase in wages and related benefits associated with increased sales, (iii) $0.2 million increase in freight expenses associated with increased sales, and (iv) $0.3 million increase in audit, legal and consulting expenses associated with Sarbanes-Oxley Act compliance. SG&A, as a percentage of sales, was 13.9% in the current quarter, compared to 12.8% in the third quarter of 2006.

	2006	2007
Research and development expenses (“R&D”)	$1,941	$3,554

Investment in R&D in the current quarter was $3.6 million, an increase of approximately $1.6 million from the same period last year. Of the $1.6 million increase, compensation and employee related costs increased $0.8 million as a result of hiring additional engineers, and the remaining increase was related to supplies and material costs related to increased R&D activity. R&D, as a percentage of sales, was 3.4% in the third quarter 2007 compared 2.1% in the same period in 2006.

	2006	2007
Interest income	$1,069	$4,712

Interest income for the three months ended September 30, 2007 was $4.7 million, compared to $1.1 million in the same period in 2006, due primarily to interest income earned on short-term investment securities purchased with the proceeds from the $230 million convertible bonds.

	2006	2007
Interest expense	$89	$1,706

Interest expense for the three months ended September 30, 2007 was $1.4 million, compared to $0.1 million in the same period 2006, due primarily to interest expense related to the 2.25% convertible bonds, and to a lesser extent, $0.3 million in amortization related convertible bonds issuance costs.

	2006	2007
Other loss	$1,563	$13

Other loss for the three months ended September 30, 2007 was $13,000, compared to $1.6 million in the same period 2006. The $1.5 million decrease in other loss was due primarily to $1.1 million one time adjustment for currency exchange losses in the third quarter of 2006 and $0.3 million decrease in currency exchange loss in the third quarter of 2007.

	2006	2007
Income tax provision	$3,212	$2,243

We recognized income tax expense of $2.2 million for the three months ended September 30, 2007, resulting in an effective tax rate of 11.8%, as compared to 19.7% in the same period of last year. Our lower effective tax rate compared with the same period last year was the result of lower quarterly income in the U.S. as well as a decrease in the amount of estimated repatriation of earnings of our foreign subsidiaries, partially offset by the increased income tax rate at one of our China subsidiaries (Diodes-Shanghai is subject to a 7.5% preferential tax rate from 2007 through 2009, compared to a 0% tax rate in 2006). For 2008, we anticipate our full-year effective tax rate to be in the 13% to 15% range as we continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

	2006	2007
Minority interest	$333	$640

Minority interest in joint venture earnings represents the minority investor’s share of the earnings of Diodes-China, Diodes-Shanghai and Diodes-Anachip for the period. The reciprocal investment in the above subsidiaries and their equity balances are eliminated in the consolidation of our financial statements, and the activities of Diodes-China, Diodes-Shanghai and Anachip are included therein. As of September 30, 2007, we had 95% controlling interests in Diodes-China and Diodes-Shanghai, and a 99.81% controlling interest in Anachip.

 Results of Operations for the Nine Months Ended September 30, 2006 and 2007

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Nine Months Ended September 30,		Increase (Decrease)
	2006	2007	'06 to '07

Net sales	100	100	18.0

Cost of goods sold	(66.9)	(67.9)	19.6

Gross profit	33.1	32.1	14.6

Operating expenses	(16.5)	(17.7)	27.0

Operating income	16.6	14.4	2.2

Interest income, net	1.0	2.7	234.5

Other income (expense)	(0.7)	(0.1)	(95.9)

Income before taxes and minority interest	16.9	17.0	19.0

Income tax provision	(3.1)	(2.4)	(8.4)

Income before minority interest	13.8	14.6	25.3

Minority interest	(0.3)	(0.5)	94.3

Net income	13.5	14.1	23.6

The following discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2006	2007
Net sales	$248,876	$293,567

Net sales increased approximately $44.7 million for the nine months ended September 30, 2007, compared to the same period last year. The 18.0% increase in net sales was due to a 28.5% increase in units sold, partially offset by a 8.2% decrease in ASP primarily due to market pricing pressures as well as demand induced product mix changes.

	2006	2007
Cost of goods sold	$166,532	$199,214
Gross profit	$82,344	$94,353
Gross profit margin percentage	33.1%	32.1%

Cost of goods sold increased approximately $32.7 million, or 19.6%, for the nine months ended September 30, 2007 compared to the same period in 2006. As a percent of sales, cost of goods sold increased from 66.9% for the nine months ended September 30, 2006 to 67.9% for the nine months ended September 30, 2007. AUP decreased 6.9% year-over-year. As per SFAS 123R, included in cost of goods sold was $219,000 non-cash, stock option compensation expense related to our manufacturing facilities.

Gross profit increased in the nine months of 2007 by approximately $12.0 million, or 14.6%, compared to the nine months ended September 30, 2006. Gross margin, as a percentage of net sales, decreased to 32.1% for the nine months ended September 30, 2007, compared to 33.1% for the same period of 2006, as the AUP decrease was not sufficient to offset the ASP decline.

	2006	2007
SG&A	$34,883	$40,682

SG&A for the nine months ended September 30, 2007 increased approximately $5.8 million, or 16.6%, compared to the same period last year, due primarily to (i) a share-based compensation expense increase of $1.4 million related to the July 2007 annual grants, (ii) $0.7 million increase in outside sales commissions, $1.8 million increase in wages and related benefits associated with increased sales, and (iii) $0.7 million audit, legal and consulting expenses associated with Sarbanes-Oxley Act compliance, as well as $0.4 million increase in depreciation expense and $0.3 million increase in freight expense. SG&A, as a percentage of sales, was 13.9% in the first nine months of 2007, compared to 14.0% in the same period of last year, due primarily to increased sales.

	2006	2007
R&D	$5,985	$9,654

Investment in R&D in the first nine months of 2007 was $9.7 million, an increase of approximately $3.7 million from the same period last year. Of the $3.7 million increase, compensation and employee related costs increased $2.1 million as a result of hiring additional engineers, $0.3 million related to supplies and material costs related to increased R&D activity, while $0.4 million was associated with APD patents amortization. R&D, as a percentage of sales, was 3.3% of the first nine months of 2007 sales compared to 2.4% in the same period 2006.

	2006	2007
Restructuring costs and impairment of fixed assets	$152	$1,770

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

	2006	2007
Interest income	$2,807	$13,032

Interest income for the nine months ended September 30, 2007 was $13.0 million, compared to $2.8 million in the same period in 2006, due primarily to interest income earned on short-term investment securities purchased with the proceeds of the $230 million convertible bonds.

	2006	2007
Interest expense	$363	$5,127

Interest expense for the nine months ended September 30, 2007 was $5.1 million, compared to $0.4 million in the same period 2006, due primarily to interest expense related to the 2.25% convertible bonds, and to a lesser extent, $0.9 million in amortization related convertible bonds issuance costs.

	2006	2007
Other loss	$1,699	$70

Other loss for the nine months ended September 30, 2007 was $70,000, compared to $1.7 million in the same period 2006. The $1.7 million decrease in other loss was due primarily to $1.1 million one time adjustment for currency exchange loss in the third quarter of 2006, $0.4 million decrease in currency exchange loss and $0.1 million increase in other income.

	2006	2007
Income tax provision	$7,778	$7,122

We recognized income tax expense of $7.1 million for the nine months ended September 30, 2007, resulting in an effective tax rate of 14.2%, as compared to 18.5% in the same period of last year. Our lower effective tax rate reflects the higher income in lower tax jurisdiction and the decrease in the amount of estimated repatriation of earnings of our foreign subsidiaries, partially offset by the impact of a higher income tax rate at Diodes-Shanghai, which is now subject to 7.5% preferential tax rate from 2007 through 2009, compared to a 0% tax rate in 2006.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash, funds from operations and borrowings under our credit facilities. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs. At December 31, 2006 and September 30, 2007, our working capital was $395.4 million and $436.0 million, respectively. We anticipate our working capital position will be sufficient for at least the next 12 months.

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

Capital expenditures for the three and nine months ended September 30, 2007 were $15.6 million and $42.9 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion at our facilities in China and, to a lesser extent, our wafer fabrication facility in the U.S.

Discussion of Cash Flow

Cash and short-term investments increased $23.0 million from $339.9 million at December 31, 2006, to $362.9million at September 30, 2007.

Operating Activities

Net cash provided by operating activities during the first nine months of 2007 was $52.5 million, resulting primarily from $41.4 million of net income, as well as $20.4 million in depreciation and amortization. Net cash provided by operating activities was $46.5 million for the same period in 2006. Net cash provided by operations increased $6.0 million from the first nine months of 2007 compared to the same period in 2006. This increase resulted primarily from $7.9 million increase in net income (from $33.5 million in 2006 to $41.4 million in 2007), $1.4 million increase in non-cash, share-based compensation expense, and $6.4 million increase in depreciation and amortization expense, offset by a $7.6 million increase in operating assets during the nine-month period ($2.8 million increase in accounts receivable, $14.2 million decrease in inventory, and $3.8 million increase in other assets), and $18.1 million decrease in liabilities changes ( $15.0 million decrease in accounts payable, $2.1 million decrease in accrued liabilities and other liabilities, $1.1 million decrease in income tax payable).

Investing Activities

Net cash used in investing activities was $68.3 million for the first nine months of 2007 compared to $68.9 million for the same period of 2006. The $0.7 million decrease in investing activities primary relates to the $18.4 million payment for the Anachip acquisition (net of cash acquired) in the first quarter of 2006, offset by $6.9 million increase in capital expenditures, and a $10.9 million increase in investment in available for sale securities.

Financing Activities

Our financing activities include net borrowings, share issuances and excess tax benefits associated with stock options exercised. Net cash provided by financing activities totaled $11.9 million in the first nine months of 2007 compared to $1.4 million net cash provided in the same period of 2006. This increase is primarily the result of a $5.7 million repayment of a line of credit in the first nine months of 2006 and $1.0 million increase in a line of credit in the first nine months of 2007, an increase of $2.0 million in proceeds from stock option exercised and $2.4 million decrease in repayment of long-term debt, offset by $0.1 million decrease in excess tax benefits during the first nine month of 2007.

Debt Instruments

On August 29, 2006, we amended our U.S. credit arrangements with Union Bank of California, N.A. (Union Bank). Under the second amendment to our amended and restated credit agreement, we have available a revolving credit commitment of up to $20.0 million, including a $5.0 million letter of credit sub-facility. In addition, and in connection with this amendment, Diodes-FabTech, also amended and restated a term note and related agreement with respect to an existing term loan arrangement, which we refer to as the FabTech term loan. After giving effect to this amendment, the principal amount under the FabTech term loan was increased to $5.0 million.

The revolving credit commitment expires on August 29, 2008. The FabTech term loan, which amortizes monthly, matures on August 29, 2010. As of September 30, 2007, we had no amounts outstanding under our revolving credit facility, and there was $2.9 million outstanding under the FabTech term loan. Loans to us under our credit facility are guaranteed by FabTech, and in turn, the FabTech term loan is guaranteed by us. The primary purpose of the revolving credit facility is to provide cash for domestic working capital purposes, and to fund permitted acquisitions.

Any amounts borrowed under the U.S. credit facilities are collateralized by all of the U.S. operations’ accounts, instruments, chattel paper, documents, general intangibles, inventory, equipment, furniture and fixtures, pursuant to security agreements entered into by us and FabTech in connection with these credit arrangements.

Any amounts borrowed under the revolving credit facility and the FabTech term loan bear interest at LIBOR plus 1.15%. At September 30, 2007, the effective rate was 6.75%.

The credit agreement contains covenants that require us to maintain a leverage ratio not greater than 3.25 to 1.0, an interest expense coverage ratio of not less than 2.0 to 1 and a current ratio of not less than 1.0 to 1. It also requires us to achieve a net profit before taxes, as of the last day of each fiscal quarter, for the two consecutive fiscal quarters ending on that date of not less than $1. The credit agreement permits us to pay dividends to our stockholders to the extent that any such dividends declared or paid in any fiscal year do not exceed an amount equal to 50% of our net profit after taxes for such fiscal year. However, it limits our ability to dispose of assets, incur additional indebtedness, engage in liquidation or merger, acquisition, partnership or other combination (except permitted acquisitions). The credit agreement also contains customary representations, warranties, affirmative and negative covenants and events of default. As of September 30, 2007, we were in compliance with the bank covenants.

The agreements governing the FabTech term loan do not contain any financial or negative covenants. However, they provide that a default under our credit agreement will cause a cross-default under the FabTech term loan.

As of September 30, 2007, our Asia subsidiaries have unused and available lines of credit of up to an aggregate of $31.9 million, with several Chinese and Taiwanese financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by their premises, are unsecured, uncommitted and, in some instances, may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin.

As of September 30, 2007, Diodes-Shanghai owed $0.8 million under a note to one of our customers, which debt was incurred in connection with our investing in manufacturing equipment. We repay this unsecured and interest-free note in quarterly price concession installments, with any remaining balance due in July 2008.

On October 12, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”), which pay 2.25% interest per annum on the principal amount of the notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2007. Interest accrues on the notes from and including October 12, 2006 or from and including the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date or maturity date, as the case may be. Commencing with the nine-month period beginning October 1, 2011, and for each nine-month period thereafter, we will, on the interest payment date for such interest period, pay contingent interest to the holders of the notes under certain circumstances and in amounts described in the indenture.

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

In connection with the issuance of the Notes, we incurred approximately $6.2 million of issuance costs, which primarily consisted of investment banker fees, legal and accounting fees. These costs are classified within other assets and are amortized as a component of interest expense using the straight-line method from issuance through October 12, 2011.

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

DIODES INCORPORATED (Registrant)

By: /s/ Carl C. Wertz	November 8, 2007
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