Form 10-K
period 2007-12-31
DIODES INC /DEL/
filed 2008-02-29
CIK 29002

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
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

Registrant’s telephone number, including area code: (972) 385-2810

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
( Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the 30,690,303 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $27.85 per share of the Common Stock on the Nasdaq Global Select Market on June 29, 2007, the last business day of the registrant’s most recently completed second quarter, was approximately $854,724,925. The number of shares of the registrant’s Common Stock outstanding as of February 26, 2008 was 41,241,391.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2008 annual meeting of stockholders are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2007.

PART I

Item 1.     Business

GENERAL

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

Our product portfolio addresses the design needs of many advanced electronic devices including high-volume consumer devices such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We believe that we have particular strength in designing innovative surface-mount semiconductors for applications with a critical need to minimize product size while maximizing power efficiency and overall performance, and at a lower cost than alternative solutions. Our product line includes over 4,000 products, and we shipped approximately 10.2 billion units, 14.5 billion units, and 18.1 billion units in 2005, 2006, and 2007, respectively. From 2002 to 2007, our net sales grew from $115.8 million to $401.2 million, representing a compound annual growth rate of 28.2%.

We serve over 130 direct customers worldwide, which consist of original equipment manufacturers (OEMs) and electronic manufacturing services (EMS) providers. Additionally, we have approximately 60 distributor customers worldwide, through which we indirectly serve over 10,000 customers. Our customers include: (i) industry leading OEMs, in a broad range of industries, such as Bose Corporation, Honeywell International, Inc., Cisco Systems, Inc., LG Electronics, Inc., Motorola, Inc., Quanta Computer, Inc., Sagem Communication, Samsung Electronics Co., Ltd., Delta Electronics, and Hella, Ltd.; (ii) leading EMS providers such as Celestica, Inc., Flextronics International, Ltd., Hon Hai Precision Industry Co., Ltd., Inventec Corporation, Jabil Circuit, Inc., and Sanmina-SCI Corporation who build end-market products incorporating our semiconductors for companies such as Apple Computer, Inc., Dell, Inc., EMC Corporation, Intel Corporation, Microsoft Corporation, Thompson, Inc., and Roche Diagnostics; and (iii) leading distributors, such as Arrow Electronics, Inc., Avnet, Inc., Future Electronics, Zenitron Corporation, Rutronic and Yosun Industrial Corporation. For 2006 and 2007, our OEM and EMS customers together accounted for 54.2% and 61.1%, respectively, of our net sales.

We were incorporated in 1959 in California and reincorporated in Delaware in 1969. We are headquartered in Dallas, Texas. We have two manufacturing facilities located in Shanghai, China, one analog design facility located in Hsinchu, Taiwan, and our wafer fabrication facility is in Kansas City, Missouri. Our sales, marketing and logistical centers are located in Westlake Village, California; Taipei, Taiwan; Shanghai and Shenzhen, China; and Hong Kong. In 2007, we strengthened our product design centers in Dallas, San Jose, Shanghai and Taiwan to position our design engineers to work more closely with our customers and enable us to deliver a stream of innovative solutions in our targeted product categories. We also have regional sales offices and/or representatives in: Derbyshire, England; Toulouse, France; Frankfurt, Germany; and in various cities throughout the U.S.

The following diagram shows the entities through which we conduct our business and the principal services provided by each entity.

As part of our growth strategy, in December 2005, we announced the acquisition of Anachip Corporation, a fabless Taiwanese semiconductor company focused on analog ICs designed for specific applications, and in November 2006, we acquired the net assets of APD Semiconductor, Inc., a privately held U.S.-based fabless discrete semiconductor company. See “Our Strategy” for more discussion of these acquisitions.

During 2007, we undertook an internal restructuring whereby our foreign subsidiaries were placed under our newly formed, wholly-owned Netherlands holding company, Diodes International B.V. ("Diodes BV"). In addition, Diodes China and Diodes Shanghai were placed under Diodes Hong Kong Holding Company, Ltd., a newly-formed wholly-owned subsidiary of Diodes BV. The primary purpose of this internal restructuring was for treasury management and tax planning functions.

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

Our operations include the domestic operations (Diodes Incorporated and Diodes-FabTech) located in the United States and the Asian operations (Diodes-Taiwan, located in Taipei, Taiwan, and Diodes-Anachip located in Hsinchu, Taiwan, Diodes-China and Diodes-Shanghai both located in Shanghai, China, and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations are consolidated into the domestic (North America) operations. Information about our net revenues, net income, assets and property, plant and equipment is described in our notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Broad customer base and diverse end-markets - Our customers include leading OEMs such as Bose Corporation, Honeywell International, Inc., LG Electronics, Inc., Cisco Systems, Inc., Motorola, Inc., Quanta Computer, Inc., Sagem Communication, Samsung Electronics Co., Ltd., Delta Electronics, and Hella, Ltd., as well as leading EMS providers such as Celestica, Inc., Flextronics International, Ltd., Hon Hai Precision Industry Co., Ltd., Inventec Corporation, Jabil Circuit, Inc., and Sanmina-SCI Corporation. Overall, we serve over 130 direct customers and over 10,000 additional customers through our distributors, including leading distributors such as Arrow Electronics, Inc., Avnet, Inc., Future Electronics, Zenitron Corporation, Rutronic and Yosun Industrial Corporation. Our products are ultimately used in end-products in a large number of markets served by our broad base of customers, which we believe makes us less dependent on either specific customers or specific end-user applications.

Customer focused product development - Effective collaboration with our customers and a high degree of customer service are essential elements of our business. We believe focusing on dependable delivery of semiconductor solutions tailored to specific end-user applications, has fostered deep customer relationships and created a key competitive advantage for us in the highly fragmented discrete and analog semiconductor marketplace. We believe our close relationships with our OEM and EMS customers have provided us with deeper insight into our customers’ product needs. This results in differentiation in our product designs and often provides us with insight into additional opportunities for new design wins in our customers’ products.

Management continuity and experience - We believe that the continuity of our management team is a critical competitive strength. Five members of our executive management team have an average of over 13 years of service at the Company and the length of their service with us has created significant institutional insight into our markets, our customers and our operations.

In June 2005, we appointed Dr. Keh-Shew Lu as President and Chief Executive Officer. Dr. Lu has served as a director of Diodes since 2001 and has 30 years of relevant industry experience. Dr. Lu began his career at Texas Instruments, Inc. in 1974 and retired in 2001 as Senior Vice President and General Manager of Worldwide Analog, Mixed-Signal and Logic Products. Our Chief Financial Officer, Carl Wertz, has been employed by us since 1993 and has over 20 years of financial experience in manufacturing and distribution industries. Joseph Liu, our Senior Vice President of Operations, joined us in 1990 and has over 30 years of relevant industry experience, having started his career in 1971 at Texas Instruments. Similarly, Mark King, our Senior Vice President of Sales and Marketing, has been employed by us since 1991, as has Steven Ho, our Asia President. In 2006, we strengthened our executive management team with the addition of: Richard White, Senior Vice President of Finance, who brings with him 30 years of senior level finance experience, including 25 years at Texas Instruments; Francis Tang, Vice President of Product Development, promoted from Global Product Manager in May of 2006; and Edmund Tang, Vice President of Corporate Administration, with 30 years of managerial and engineering experience.

OUR STRATEGY

Our strategy is to continue to enhance our position as a global supplier of standard semiconductor products, and to continue to add other product lines, such as power management products, using our packaging technology capability.

The principal elements of our strategy include the following:

Continue to rapidly introduce innovative discrete and analog semiconductor products - We intend to maintain our rapid pace of new product introductions, especially for high-volume, growth applications with short design cycles, such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras, set-top boxes and other consumer electronics and computing devices. During 2007, we introduced approximately 240 new devices and achieved new design wins at over 100 OEMs. We believe that continued introduction of new and differentiated product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace.

Sales of new products (products that have been sold for three years or less) for the years ended December 31, 2005, 2006 and 2007 amounted to 13.9%, 28.2% and 35.1% of total sales, respectively, and this growth includes the contribution of the Anachip acquisition in early 2006 as well as the SBR® technology acquired in the APD acquisition in late 2006. New products generally have gross profit margins that are higher than the margins of our standard products. We expect net sales derived from new products to increase in absolute terms, although our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix. New product revenue in 2007 was driven by products in sub-miniature array, QFN, PowerDI™323, PowerDI™123, PowerDI™5, SBR® and Schottky platforms, in both the discrete and analog product lines.

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

Enhance cost competitiveness - A key element of our success is our overall low-cost base. While we believe that our Shanghai manufacturing facilities are among the most efficient in the industry, we will continue to refine our proprietary manufacturing processes and technology to achieve additional cost efficiencies. Additionally, we intend to continue to operate our facilities at high utilization rates and to increase product yields in order to achieve meaningful economies of scale.

Pursue selective strategic acquisitions - As part of our strategy to expand our standard semiconductor product offerings and to maximize our market opportunities, we may acquire discrete, analog or mixed-signal technologies, product lines or companies in order to support our ASMCC product platform and enhance our standard and new product offerings.

In December 2005, we announced the acquisition of Anachip Corporation, a fabless Taiwanese semiconductor company focused on analog ICs designed for specific applications, and headquartered in the Hsinchu Science Park in Taiwan. This acquisition, which was completed in January 2006, is in line with our long-term strategy. Anachip’s main product focus is power management ICs. The analog devices they produce are used in LCD monitor/TV's, wireless LAN 802.11 access points, brushless DC motor fans, portable DVD players, datacom devices, ADSL modems, TV/satellite set-top boxes, and power supplies. Anachip brings a design team with strong capabilities in a range of targeted analog and power management technologies.

On November 3, 2006, we purchased the net assets of APD Semiconductor, Inc., a privately held U.S.-based fabless semiconductor company. APD Semiconductor is headquartered in Redwood City, California, with a sales, application, and administration center in Taipei, Taiwan. APD Semiconductor’s main product focus is its patented and trademarked Super Barrier Rectifier (“SBR®”) technology. Utilizing a low cost IC wafer process, the SBR technology uses a MOS cellular design to replace standard traditional Schottky or PN junction diodes. The SBR® technology uses an innovative-patented process technique that allows its key parameters to be easily tuned to optimize any customer applications. This adaptive and scalable technology allows for increased power saving with better efficiency and reliability at higher operating temperatures for end- user applications like digital audio players, DC/DC converters. AC/DC power supplies, LCD monitors, Power-over-Ethernet (POE), Power Factor Correction (PFC) and TV/satellite set-top boxes. The SBR technology offers industry-leading products like the SBR20U100CT, which has the lowest forward voltage and highest efficiency and power saving in its class. The APD acquisition will further strengthen our technology leadership in the discrete semiconductor market and expand our product capabilities across important segments of our end-markets.

CONVERTIBLE BONDS OFFERING

On October 12, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (the “Notes”), which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007.

The Notes will be convertible into cash or, at our option, cash and shares of our Common Stock based on an initial conversion rate, subject to adjustment, of 25.6419 shares (split adjusted) per $1,000 principal amount of Notes (which represents an initial conversion price of $39.00 per share, split adjusted), in certain circumstances. In addition, following a “make-whole fundamental change” that occurs prior to October 1, 2011, we will, at our option, increase the conversion rate for a holder who elects to convert its Notes in connection with such “make-whole fundamental change,” in certain circumstances.

We intend to use the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or purchases of our own Common Stock.

FOLLOW-ON PUBLIC OFFERING

In October 2005, we sold approximately 3.2 million shares (split adjusted) of our Common Stock in a follow-on public offering, raising approximately $71.7 million (net of commissions and expenses). We used approximately $31 million and $8 million of the proceeds in connection with the Anachip and ADP acquisitions, respectively, and we intend to use the remaining net proceeds from this offering for working capital and other general corporate purposes, including additional acquisitions.

OUR PRODUCTS

Our product portfolio includes over 4,000 products that are designed for use in high-volume consumer devices such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We target and serve end-equipment market segments that we believe have higher growth rates than other end-market segments served by the overall semiconductor industry.

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

➢	Complex high-density diode, transistor and mixed technology arrays, in multi-pin ultra-miniature surface-mount packages, including customer specific and function specific arrays;

➢	Silicon wafers used in manufacturing these products; and

➢	Power management devices and Hall effect sensors through our Anachip acquisition

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

The following table lists the end-markets, some of the applications in which our products are used, and the percentage of net sales for each end market for the last three years:

End Markets	2005	2006	2007	End product applications
Consumer Electronics	38%	36%	36%	Set-top boxes, game consoles, digital audio players, digital cameras, mobile handsets, flat-panel displays, personal medical devices
Computing	34%	36%	37%	Notebooks, flat-panel monitors, motherboards, PDAs, multi-function printers, servers, network interface cards, hard disk drives
Communications	17%	14%	15%	Gateways, routers, switches, hubs, fiber optics, DSL, cable and standard modems, networking (wireless, ethernet, power/phone line)
Industrial	7%	12%	10%	Ballast lighting, power supplies, DC-DC conversion, security/access systems, motor controls, HVAC
Automotive	4%	2%	2%	Comfort controls, audio/video players, GPS navigation, safety, security, satellite radios, engine controls, HID lighting

PRODUCT PACKAGING

Our device packaging technology primarily includes a wide variety of surface-mount packages. Our focus on the development of smaller, more thermally efficient, and increasingly integrated packaging, is a critical component of our product development. We provide a comprehensive offering of miniature and sub-miniature packaging, enabling us to fit components into smaller and more efficient packages, while maintaining the same device functionality and power handling capabilities. Smaller packaging provides a reduction in the height, weight and board space required for our components, and is well suited for battery-powered, hand-held and wireless consumer applications such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes.

CUSTOMERS

We serve over 130 direct customers worldwide, which consist of OEMs and EMS providers. Additionally, we have approximately 60 distributor customers worldwide, through which we indirectly serve over 10,000 customers. Our customers include: (i) industry leading OEMs in a broad range of industries, such as Bose Corporation, Honeywell International, Inc., Cisco Systems, Inc., LG Electronics, Inc., Motorola, Inc., Quanta Computer, Inc., Sagem Communication, Delta Electronics, Hella, Ltd., and Samsung Electronics Co., Ltd.; (ii) leading EMS providers, such as Celestica, Inc., Flextronics International, Ltd., Hon Hai Precision Industry Co., Ltd., Inventec Corporation, Jabil Circuit, Inc., and Sanmina-SCI Corporation, who build end-market products incorporating our semiconductors for companies such as Apple Computer, Inc., Dell, Inc., EMC Corporation, Intel Corporation, Microsoft Corporation, Thompson, Inc. and Roche Diagnostics; and (iii) leading distributors such as Arrow Electronics, Inc., Avnet, Inc., Future Electronics, Yosun Industrial Corporation, Zenitron Corporation and Rutronic. For the years of 2005, 2006 and 2007, our OEM and EMS customers together accounted for 69.5%, 54.2% and 61.1%, respectively, of our net sales. The acquisition of Anachip, which sold products predominantly through distributors, is the primary contributor to the increase in the percentage of our total net sales sold to distributors.

For the years ended December 31, 2005, 2006 and 2007, Lite-On Semiconductor Corporation (LSC), which is also our largest stockholder, (owning approximately 21.6% of our Common Stock as of December 31, 2007), and a member of the Lite-On Group of companies, accounted for approximately 9.6%, 6.5% and 6.2%, respectively, of our net sales. No other customer accounted for 10% or more of our net sales in 2006 and 2007. Also, 14.7%, 13.0% and 11.3% of our net sales were from the subsequent sale of products we purchased from LSC in 2005, 2006 and 2007, respectively. See “Certain Relationships and Related Party Transactions.”

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

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, our standard warranty extends for a period of one year from the date of shipment. Warranty expense has not been significant. Generally, our customers may cancel orders on short notice without incurring a significant penalty.

Many of our customers are based in Asia or have manufacturing facilities in Asia. Net sales by country consists of sales to customers assigned to that country based on the country to which the product is shipped. For the year ended December 31, 2007, 38.9%, 25.6%, 20.3%, and 15.2% of our net sales were derived from China, Taiwan, the U.S. and all other markets, respectively, compared to 34.5%, 28.1%, 22.2%, and 15.2% in 2006, respectively. We anticipate the percentage of net sales shipped to customers in Asia to increase as the trend towards manufacturing in Asia continues.

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

As of December 31, 2007, our direct global sales and marketing organization consisted of approximately 160 employees operating out of 18 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai and Shenzhen, China; Hong Kong; Derbyshire, England; Toulouse, France; Frankfurt, Germany; and we have five regional sales offices in the United States. As of December 31, 2007, we also had approximately 20 independent sales representative firms marketing our products.

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

To support our global customer-base, our website is language-selectable into English, Chinese, and Korean, giving us an effective marketing tool for worldwide markets. With its extensive online product catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website provides easy access to our worldwide sales contacts and customer support, and incorporates a distributor-inventory check to provide component inventory availability and a small order desk for overnight sample fulfillment. Our website, www.diodes.com , also provides investors access to our financial and corporate governance information.

MANUFACTURING OPERATIONS AND FACILITIES

We operate three manufacturing facilities, two of which are located in Shanghai, China, and the third of which is located in Kansas City, Missouri. Our facilities in Shanghai perform packaging, assembly and testing functions, and our Kansas City facility is a 5-inch wafer foundry. Anachip’s main product focus is power management ICs. In 2007, we moved our Taiwan analog probe and testing operations to our China facilities.

For the years ended at December 31, 2006 and 2007, we had invested approximately $32.3 million and $41.2 million, respectively, in plant and state-of-the-art equipment in China ($167.3 million total investment in China from inception). Both of our Chinese factories manufacture product for sale by our U.S. and Asia operations, and also sell to external customers. For the years ended at December 31, 2006 and 2007, we had invested approximately $4.7 million and $8.6 million, respectively, in equipment for our wafer foundry. Silicon wafers are received and inspected in a highly controlled “clean room” environment awaiting the assembly operation. At the first step of assembly, the wafers are sawn with very thin, high speed diamond blades into tiny semiconductor “dice,” numbering as many as 170,000 per 5-inch diameter wafer. Dice are then loaded onto a handler, which automatically places the dice, one by one, onto lead frames, which are package specific, where they are bonded to the lead-frame pad. Next, automatic wire bonders make the necessary electrical connections from the die to the leads of the lead-frame, using micro-thin gold wire. Our fully automated assembly machinery then molds the epoxy case around the die and lead-frame to produce the desired semiconductor product. After a trim, form, test, mark and re-test operation, the parts are placed into special carrier housings and a cover tape seals the parts in place. The taped parts are then spooled onto reels or placed into other packaging medium and boxed for shipment. In 2007, we began investment in a 6-inch wafer line at our Kansas City wafer foundry and anticipate the completion of the investment in the first half of 2008.

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

Our corporate headquarters are located in a leased facility in Dallas, Texas. We also lease or own properties around the world for use as sales offices, research and development labs, warehouses and logistic centers. The size and/or location of these properties can change from time to time based on business requirements. In 2006, we purchased an office building in Taipei, Taiwan for our Taiwan operations for approximately $6.0 million (see Item 2 - Properties).

BACKLOG

The amount of backlog to be shipped during any period is dependent upon various factors, and all orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally booked from one month to greater than twelve months in advance of delivery. The rate of booking of new orders can vary significantly from month to month. We, and the industry as a whole, have been experiencing a trend towards shorter lead-times, and we expect this trend to continue. The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, we believe that the amount of our backlog at any date is not a particularly useful measure of our future sales. We strive to maintain proper inventory levels to support our customers’ just-in-time order expectations.

PATENTS, TRADEMARKS AND LICENSES

  Historically, patents and trademarks have not been material to our operations, but we expect them to become more important, particularly as they relate to our packaging and analog technologies.

Through our APD asset acquisition, we acquired the Super Barrier Rectifier technology (less than 500V) and the SBR® trademark. SBR® is state-of-the-art integrated circuit wafer processing technology that allows the design and manufacture of a device, which is able to integrate and improve the benefits of the two existing rectifier technologies into a single device. The creation of a finite conduction cellular IC, combined with inherent design uniformity has allowed manufacturing costs to be kept competitive with existing power device technology, and thus produced a breakthrough in rectifier technology.

Currently, our licensing of patents to other companies is not material. We do, however, license certain product technology from other companies, but we do not consider any of the licensed technology to be material in terms of royalties. We believe the duration and other terms of the licenses are appropriate for our current needs.

COMPETITION

Numerous semiconductor manufacturers and distributors serve the discrete and analog semiconductor components market, making competition intense. Some of our larger competitors include Fairchild Semiconductor Corporation, Infineon Technologies A.G., International Rectifier Corporation, ON Semiconductor Corporation, Philips Electronics N.V., Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc., many of which have greater financial, marketing, distribution and other resources than us. Accordingly, in response to market conditions, we from time to time may reposition product lines or decrease prices, which may affect our sales of, and profit margins on, such product lines. The price and quality of the product, and our ability to design products and deliver customer service in keeping with the customers’ needs, determine the competitiveness of our products. We believe that our product focus and our flexibility and ability to quickly adapt to customer needs affords us competitive advantages.

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

Product engineers work directly with our semiconductor wafer design and process engineers who craft die designs needed for products that precisely match our customers’ requirements. Direct contact with our manufacturing facilities allows the manufacturing of products that are in line with current technical requirements. We have the capability to capture the customer’s’customers’ electrical and packaging requirements through their product development engineers, and then transfer those requirements to our research and development and engineering department, so that the customers’s requirements can be translated, designed, and manufactured with full control, even to the elemental silicon level.

For the years ended December 31, 2005, 2006 and 2007, investment in research and development was $3.7 million, $8.3 million and $13.5 million, respectively. As a percentage of net sales, research and development expense was 1.7%, 2.4% and 3.4% for 2005, 2006 and 2007, respectively. We anticipate research and development to increase in absolute dollars and to be in the range of 3 to 4% of net sales as we continue to develop proprietary technology.

EMPLOYEES

  As of December 31, 2007, we employed a total of 2,612 employees, of which 2,266 of our employees were in Asia, 340 were in the United States and six were in Europe. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be satisfactory.

ENVIRONMENTAL MATTERS

  We are subject to a variety of U.S. Federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process both in the United States where our wafer fabrication facility is located, and in China where our assembly, test and packaging facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. As of December 31, 2007, there were no known environmental claims or recorded liabilities.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We conduct business with one related party company, Lite-On Semiconductor Corporation (“LSC”) (and its subsidiaries and affiliates) and one significant company, Zi Yun International (“Zi Yun”) (formerly Keylink International) (and its affiliates). LSC is our largest stockholder, owning 21.6% of our outstanding Common Stock as of December 31, 2007, and is a member of the Lite-On Group of companies. Zi Yun is our 5% joint venture partner in Diodes-China and Diodes-Shanghai. C.H. Chen, our former President and Chief Executive Officer, and Vice Chairman of our Board of Directors, is also Vice Chairman of LSC. M.K. Lu, a member of our Board of Directors until May 2007, was President of LSC. In addition, Raymond Soong, the Chairman of our Board of Directors, is Chairman of LSC, and is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC. In connection with our 2005 follow-on public offering, LSC sold 1.7 million shares (split adjusted), reducing its holdings of our Common Stock to approximately 8.7 million shares (split adjusted). We did not receive any of the proceeds from LSC’s sale of our Common Stock, but LSC shared in the expenses of the offering.

  The Audit Committee of our Board of Directors reviews all related party transactions for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.

We sold silicon wafers to LSC totaling 9.6%, 6.5% and 6.2% of total sales for the years ended December 31, 2005, 2006 and 2007, respectively, making LSC our largest customer. Also for the years ended December 31, 2005, 2006 and 2007, 14.7%, 13.0% and 11.3%, respectively, of our net sales were from discrete semiconductor products purchased from LSC for subsequent sale by us, making LSC our largest outside supplier. We also rent warehouse space in Hong Kong from a member of the Lite-On Group, which also provides us with warehousing services at that location. For 2005, 2006 and 2007, we reimbursed this entity in aggregate amounts of $0.3 million, $0.5 million and $0.5 million, respectively, for these services. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties.

In December 2000, we acquired a wafer foundry, FabTech, Inc., from LSC for approximately $6.0 million cash plus $19.0 million in assumed debt (the debt was due primarily to LSC). As per the terms of the acquisition, we entered into management incentive agreements with several members of FabTech’s management. The agreements provided members of FabTech's management with guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. LSC reimbursed us for any portion of the guaranteed and contingent liability paid by FabTech. The final year of the management incentive agreements was 2004, with final payment made on March 31, 2005. LSC reimbursed us $0.4 million in each of 2003, 2004, and 2005 for amounts paid by us under these management incentive agreements.

We sell product to, and purchase inventory from, companies owned by our 5% Diodes-China and Diodes-Shanghai minority shareholder, Zi Yun. We sold silicon wafers to companies owned by Zi Yun totaling 0.6%, 0.4% and 0.6% of total sales for the years ended December 31, 2005, 2006 and 2007, respectively. Also for the years ended December 31, 2005, 2006 and 2007, 3.0%, 2.3% and 1.5%, respectively, of our net sales were from discrete semiconductor products purchased from companies owned by Zi Yun. In addition, Diodes-China and Diodes-Shanghai lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Zi Yun. We also pay a consulting fee to Zi Yun. The aggregate amounts for these services for the years ended December 31, 2005, 2006 and 2007 were $6.6 million, $7.9 million and $9.4 million, respectively. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties.

In December 2005, we entered into a definitive stock purchase agreement to acquire Anachip Corporation, a Taiwanese fabless analog IC company headquartered in the Hsinchu Science Park in Taiwan. The selling shareholders included LSC (which owned approximately 60% of Anachip's outstanding capital stock), and two Taiwanese venture capital firms (together owning approximately 20% of Anachip's stock), as well as current and former Anachip employees, among others. At December 31, 2005, we had purchased an aggregate of approximately 9.4 million shares (or approximately 18.9%) of the 50 million outstanding shares of the capital stock of Anachip. On January 10, 2006 (the closing date of the acquisition), we purchased an additional approximately 40.5 million shares and therefore, we now hold approximately 99.81% of Anachip’s capital stock.

Concurrent with the acquisition, Anachip entered into a wafer purchase agreement with LSC, pursuant to which LSC will sell to Anachip, according to Anachip's requirements, during the two year period ending on December 31, 2007, wafers of the same or similar type, and meeting the same specifications, as those wafers purchased from LSC by Anachip at the time of the acquisition. Anachip would purchase such wafers on terms (including purchase price, delivery schedule, and payment terms) no less favorable to Anachip than those terms on which Anachip purchased such wafers from LSC at the time of the acquisition; provided, however, that the purchase price would be the lower of the current price or the most favorable customer pricing. If the price of raw wafers increases by more than 20% within any six-month period, Anachip and LSC would renegotiate in good faith the price of wafers to reflect the cost increase.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We sell product primarily through our operations in North America, Asia and Europe. See Note 17 of “Notes to Consolidated Financial Statements” for a description of our geographic information.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

With respect to foreign operations, see Note 1 of “Notes to Consolidated Financial Statements.”

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

To support our global customer base, our website is language-selectable into English, Chinese, and Korean, giving us an effective marketing tool for worldwide markets. With its extensive online Product (Parametric) Catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website provides easy access to worldwide sales contacts and customer support, and incorporates a distributor-inventory check to provide component inventory availability and a small order desk for overnight sample fulfillment. Our website also provides investors access to current and complete financial and corporate governance information including our Code of Business Conduct, as well as SEC filings, press releases, and stock quotes.

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

The sectors of the semiconductor industry in which we operate are highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources than we have. As a result, they may be better able to develop new products, market their products, pursue acquisition candidates and withstand adverse economic or market conditions. Most of our current major competitors are broad line semiconductor manufacturers who often have a wider range of product types and technologies than we do. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Fairchild Semiconductor Corporation, Infineon Technologies A.G., International Rectifier Corporation, ON Semiconductor Corporation, Philips Electronics N.V., Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc. We may not be able to compete successfully in the future, and competitive pressures may harm our financial condition or our operating results.

We receive a significant portion of our net sales from a single customer. In addition, this customer is also our largest external supplier and is a related party. The loss of this customer or supplier could harm our business and results of operations.

In 2006 and 2007, LSC, our largest stockholder and one of our largest customers, accounted for 6.5% and 6.2%, respectively, of our net sales. LSC is also our largest supplier, providing us with discrete semiconductor products for subsequent sale by us, which represented approximately 13.0% and 11.3%, respectively, of our net sales, in 2006 and 2007. The loss of LSC as either a customer or a supplier, or any significant reduction in either the amount of product it supplies to us, or the volume of orders it places with us, could materially harm our business and results of operations.

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

Prices for our products tend to decrease over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of purchasing our products. To remain competitive and retain our customers and gain new ones, we must continue to reduce our costs through product and manufacturing improvements. We must also strive to minimize our customers’ shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. We experienced an annual increase in average selling prices (ASP) for our products of 15.0% and 12.1% for 2005 and 2006, respectively, and an ASP decrease of 6.8% in 2007. At times, we may be required to sell our products at ASP’s below our manufacturing cost or purchase price in order to remain competitive. Our growth and the profit margins of our products will suffer if we cannot effectively continue to reduce our costs and keep our product prices competitive.

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

Our product range and new product development program is focused on discrete and analog semiconductor products. Our failure to develop new technologies, or anticipate or react to changes in existing technologies, either within or outside of the semiconductor market, could materially delay development of new products, which could result in a decrease in our net sales and a loss of market share to our competitors. The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. This includes the development of new types of technology or the improvement of existing technologies, such as analog and digital technologies that compete with, or seek to replace discrete semiconductor technology. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and product enhancements on a timely and cost-effective basis. New products often command higher prices and, as a result, higher profit margins. We may not successfully identify new product opportunities or develop and bring new products to market or succeed in selling them into new customer applications in a timely and cost-effective manner.

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

A significant part of our growth strategy involves acquiring companies with complementary product lines, customers or other capabilities. For example, (i) in fiscal year 2000, we acquired FabTech, a wafer fabrication company, in order to have our own wafer manufacturing capabilities, (ii) in January 2006, we acquired Anachip as an entry into standard logic markets, and (iii) in November 2006, we acquired the net operating assets of APD. While we do not currently have any agreements or commitments in place with respect to any material acquisitions, we are in various stages of preliminary discussions, and we intend to continue to expand and diversify our operations by making further acquisitions. However, we may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:

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

We are subject to a variety of U.S. Federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process both in the United States where our wafer fabrication facility is located, in China where our assembly, test and packaging facilities are located, and in Taiwan (where our analog products were produced through 2007). Some of these regulations in the United States include the Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur such additional expenses, our product costs could significantly increase, materially affecting our business, financial condition and results of operations. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations. Our operations affected by such requirements include, among others: the disposal of wastewater containing residues from our manufacturing operations through publicly operated treatment works or sewer systems, and which may be subject to volume and chemical discharge limits and may also require discharge permits; and the use, storage and disposal of materials that may be classified as toxic or hazardous. Any of these may result in, or may have resulted in, environmental conditions for which we could be liable.

Some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on, or emanating from, our currently or formerly owned, leased or operated properties, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Such liability may also be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire liability. In addition, the presence of environmental contamination could also interfere with ongoing operations or adversely affect our ability to sell or lease our properties. Environmental requirements may also limit our ability to identify suitable sites for new or expanded plants. Discovery of contamination for which we are responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require us to incur additional costs for compliance or subject us to unexpected liabilities.

Our products may be found to be defective and, as a result, product liability claims may be asserted against us, which may harm our business and our reputation with our customers.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several cents, whereas the computer maker might sell the personal computer for several hundred dollars. Although we maintain rigorous quality control systems, we shipped approximately 10.2 billion, 14.5 billion and 18.1 billion individual semiconductor devices in years ended at December 31, 2005, 2006 and 2007, respectively, to customers around the world, and in the ordinary course of our business, we receive warranty claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. Although we currently have product liability insurance, we may not have sufficient insurance coverage, and we may not have sufficient resources, to satisfy all possible product liability claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business and reputation.

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

All of our operations, other than Diodes-FabTech, operate on a single technology platform. To manage our international operations efficiently and effectively, we rely heavily on our Enterprise Resource Planning (ERP) system, internal electronic information and communications systems and on systems or support services from third parties. Any of these systems are subject to electrical or telecommunications outages, computer hacking or other general system failure. It is also possible that future acquisitions operate on ERP systems different from ours and that we could face difficulties in integrating operational and accounting functions of new acquisitions. Difficulties in upgrading or expanding our ERP system or system-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows.

We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses.

  We have credit facilities with U.S. and Asian financial institutions, as well as other debt instruments, with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of December 31, 2007, our outstanding interest-bearing debt was $237.2 million. An increase of 1.0% in interest rates would increase our annual interest rate expense by approximately $0.1 million (our $230 million in convertible notes bear a 2.25% fixed interest rate).

We had a significant amount of debt following the offering of convertible notes. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and or other debt.

Following the offering of convertible notes in October 2006, we had a significant amount of debt and substantial debt service requirements. As of December 31, 2007, we had $237.2 million of outstanding debt, including $230 million senior convertible notes. In addition, $58.1 million is available for future borrowings under our principal U.S. credit facility, and we are permitted under the terms of our debt agreements to incur substantial additional debt.

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

We maintain a portfolio of investments, primarily auction rate securities, which are classified as current, available-for-sale investments. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term, which will limit liquidity related to these investments, and may cause us to record realized or unrealized losses on our financial statements.

As of December 31, 2007, we had $320.7 invested primarily in auction rate securities, which are classified as current, available-for-sale investments. Although the maturities of the securities are over 10 years, management intends to use the funds within one year and does not anticipate holding the investments until maturity; therefore, the securities are classified as short-term and included in short-term investments on our consolidated balance sheets. The carrying values of available-for-sale securities approximates fair value. These investments are primarily in municipal and student loan association bonds that are fully collateralized by AAA rated bonds, and/or insured against loss of principal and interest by AAA rated bond insurers. None of these investments are collateralized mortgage obligations or are any other type of mortgage- or real estate-backed security. Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. These mechanisms generally allow existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.

We generally invest in these securities for short periods of time as part of our cash management program. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions occurring subsequent to December 31, 2007, because the amount of securities submitted for sale has exceeded the amount of purchase orders, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rates which are higher than similar securities for which auctions have cleared.  Based on current market conditions, it is likely that auctions related to more of these securities will be unsuccessful in the near term.  Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop, thereby limiting the short-term liquidity of these investments. The reported amounts for these securities take into consideration the financial conditions of the issuer and the bond insurers as well as the value of the collateral. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate, we may adjust the carrying value of these investments. Although we are uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be only temporary. Any temporary decline, if sustained, would be recognized in other comprehensive income. It is possible that declines in fair value may occur. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of the investments. If the current market conditions deteriorate further the Company may be required to record unrealized losses in other comprehensive income or impairment charges in 2008.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our Common Stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud which could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

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

We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located overseas in China. In 2005, 2006 and 2007, net sales to customers outside the United States represented 74.4%, 77.8% and 79.7%, respectively, of our net sales. There are risks inherent in doing business internationally, and any or all of the following factors could cause harm to our business:

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

As of December 31, 2006, accumulated and undistributed earnings of Diodes-China and Diodes-Shanghai were approximately $67.0 million (including $28.5 million of restricted earnings, which are not available for dividends), which we considered as a permanent investment, and we had recorded $3.3 million in additional U.S. taxes, primarily for earnings of Diodes-Hong Kong.

With the establishment of the holding companies in 2007, the Company now intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries. Accordingly, the $3.3 million deferred tax liability was reversed during 2007 and U.S. taxes are no longer being recorded on undistributed foreign earnings.

As of December 31, 2007, the Company has undistributed earnings from its non-U.S. operations of approximately $167 million (including $28.5 million of restricted earnings which are not available for dividends). Additional Federal and state income taxes of approximately $40 million would be required should such earnings be repatriated to the U.S. parent.

We may, in the future, plan to distribute earnings of our foreign subsidiaries from Asia to the U.S. We may be required to pay U.S. income taxes on these earnings to the extent we have not previously recorded deferred U.S. taxes on such earnings. Any such taxes would reduce our net income in the period in which these earnings are distributed.

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

Our directors, executive officers and our affiliate, LSC, beneficially own approximately 30.4% of our outstanding Common Stock, including options to purchase shares of our Common Stock that are exercisable within 60 days of December 31, 2007. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our Common Stock.

LSC, our largest stockholder, owns approximately 21.6% (approximately 8.7 million shares) of our Common Stock. Some of our directors and executive officers may have potential conflicts of interest because of their positions with LSC or their ownership of LSC Common Stock. Some of our directors are LSC directors and officers, and our non-employee Chairman of our Board of Directors is Chairman of the board of LSC. Several of our directors and executive officers own LSC Common Stock and hold options to purchase LSC common stock. Service on our Board of Directors and as a director or officer of LSC, or ownership of LSC common stock by our directors and executive officers, could create, or appear to create, actual or potential conflicts of interest when directors and officers are faced with decisions that could have different implications for LSC and us. For example, potential conflicts could arise in connection with decisions involving the Common Stock owned by LSC, or under the other agreements we may enter into with LSC. LSC was our largest external supplier of discrete semiconductor products for subsequent sale by us. In 2006 and 2007, approximately 13.0% and 11.3%, respectively, of our net sales were from products manufactured by LSC. In addition to being our largest external supplier of finished products in each of these periods, we sold silicon wafers to LSC totaling 6.5% and 6.2%, respectively, of our net sales during such periods, making LSC our largest customer.

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

We were formed in 1959 under the laws of California and reincorporated in Delaware in 1969. We have had several transfer agents over the past 49 years. In addition, our early corporate records, including our stock ledger, are incomplete. As a result, we may have difficulty in assessing and defending against claims relating to rights to our Common Stock purporting to arise during periods for which our records are incomplete.

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

Item 1B.     Unresolved Staff Comments

None

Item 2.  Properties

Our primary physical properties at December 31, 2007, were as follows:

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

No matter was submitted by us to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the Nasdaq Global Select Market ("NasdaqGS") under the symbol "DIOD." Until June 19, 2000, our Common Stock was traded on the American Stock Exchange (“AMEX”) under the symbol "DIO." In July 2000, November 2003, December 2005 and July 2007, we effected 50% stock dividends in the form of three-for-two stock splits. The following table shows the range of high and low closing sales prices per share, adjusted for the three-for-two stock splits, for our Common Stock for each fiscal quarter from January 1, 2006 as reported by NasdaqGS.

Calendar Quarter Ended	Closing Sales Price of Common Stock
	High	Low
First quarter (through February 26, 2008)	$29.71	$22.68
Fourth quarter 2007	34.71	27.40
Third quarter 2007	32.84	26.31
Second quarter 2007	27.85	23.06
First quarter 2007	26.94	21.89
Fourth quarter 2006	30.23	23.65
Third quarter 2006	30.66	21.71
Second quarter 2006	29.08	21.69
First quarter 2006	27.67	21.64

On February 26, 2008, the closing sales price of our Common Stock as reported by NasdaqGS was $23.92, and there were approximately 500 registered holders of record of our Common Stock.

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

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2007. The graph is not necessarily indicative of future price performance.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Source: CTA Integrated Communications. Data from ReutersBRIDGE Data Networks

The graph assumes $100 invested on December 31, 2002 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

Item 6.  Selected Financial Data

The following selected consolidated financial data for the fiscal years ended December 31, 2003 through 2007 is qualified in its entirety by, and should be read in conjunction with, the other information and consolidated financial statements, including the notes thereto, appearing elsewhere herein. Certain amounts as presented in the accompanying consolidated financial statements have been reclassified to conform to 2007 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

(In thousands, except per share data)	Years ended December 31,

Income Statement Data	2003	2004	2005	2006	2007

Net sales	$136,905	$185,703	$214,765	$343,308	$401,159

Gross profit	36,528	60,735	74,377	113,892	130,379

Selling, general and administrative expenses	19,586	23,503	30,285	47,945	55,461

Research and development expenses	2,049	3,422	3,713	8,317	13,515

Restructuring costs and impairment loss of long-lived assets	1,037	14	(102)	152	1,003

Income from operations	13,856	33,796	40,481	57,478	60,400

Interest income (expense), net	(860)	(637)	221	4,855	11,286

Other Income (expense)	(5)	(418)	406	(1,212)	(225)

Income before taxes and minority interest	12,991	32,741	41,108	61,121	71,461

Income tax provision	2,460	6,514	6,685	11,689	9,428

Minority interest in joint venture	(436)	(676)	(1,094)	(1,289)	(2,376)

Net income	10,095	25,551	33,329	48,143	59,657

Earnings per share: (1)
Basic	$0.35	$0.85	$0.96	$1.25	$1.51
Diluted	$0.31	$0.73	$0.86	$1.16	$1.41

Number of shares used in computation (1)
Basic	28,644	30,160	34,752	38,443	39,601
Diluted	32,414	34,811	38,842	41,502	42,331

	As of December 31,

Balance Sheet Data	2003	2004	2005	2006	2007

Total assets	$123,795	$167,801	$289,515	$622,139	$706,365
Working capital	27,154	49,571	146,651	395,354	451,801
Long-term debt, net of current portion	6,750	7,833	4,865	237,115	235,815
Stockholders' equity	71,450	112,148	225,474	294,167	369,598

(1) Adjusted for the effect of 3-for-2 stock splits in November 2003, December 2005 and July 2007.

2006 data included $5.3 million, or $0.10 per diluted share, of non-cash, net of tax effect stock option compensation expense as per SFAS No. 123R.
2007 data included $4.3 million, or $0.07 per diluted share, of non-cash, net of tax effect stock option compensation expense as per SFAS No. 123R.

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

Overview

We are a global supplier of high-quality, application specific standard products within the broad discrete and analog semiconductor markets. These products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, power management devices including DC-DC switching and linear voltage regulators, amplifiers and comparators, Hall effect sensors, and silicon wafers used to manufacture these products.

We design, manufacture and market these semiconductors focused on diverse end-user applications in the consumer electronics, computing, industrial, communications and automotive sectors. Semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device. We believe that our focus on standard semiconductor products provides us with a meaningful competitive advantage relative to other semiconductor companies that provide a wider range of semiconductor products.

We are headquartered in Dallas, Texas. We have two manufacturing facilities located in Shanghai, China, an analog design center located in Hsinchu, Taiwan and a wafer fabrication facility in Kansas City, Missouri. Our sales and marketing and logistical centers are located in Westlake Village, California; Taipei, Taiwan; Shanghai and Shenzhen, China; and Hong Kong. We also have regional sales offices or representatives in: Derbyshire, England; Toulouse, France; Frankfurt, Germany; and various cities in the United States.

In 1998, we began to transform our business from the distribution of discrete semiconductors manufactured by others to the design, manufacture and marketing of discrete semiconductor products using our internal manufacturing capabilities. The key elements of our strategy of transforming our business from a distribution-based model to one primarily based on the design and manufacture of proprietary products are:

➢	expanding our manufacturing capacity, including establishing integrated state-of-the-art packaging and testing facilities in Asia, in 1998 and 2004, and acquiring a wafer foundry in the U.S. in 2000;

➢	expanding our sales and marketing organization in Asia in order to address the shift of manufacturing of electronics products from the United States to Asia;

➢	establishing our sales and marketing organization in Europe commencing in 2002; and

➢	expanding the number of our field application engineers to design our products into specific end-user applications;

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

➢
In 2006 and 2007, 28.2% and 35.1%, respectively, of our net sales were derived from products introduced within the last three years, which we term “new products,” compared to 15.3% in 2005. New products generally have gross profit margins that are significantly higher than the margins of our standard products. We expect net sales derived from new products to increase in absolute terms, although our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix.

➢
Our gross profit margin was 32.5% in 2007, compared to 33.2% in 2006 and 34.6% in 2005. Our gross profit margin decrease in 2007 was due to the lower gross margin related to the acquisition of the analog product line. We recently completed the move of our analog product from Taiwan to our China manufacturing facilities to increase the gross margin on this product line. Future gross profit margins will depend primarily on our product mix, cost savings, and the demand for our products.

➢
As of December 31, 2007, we had invested approximately $167.3million in our Asian manufacturing facilities. During 2007, we invested approximately $41.2 million in our Asian manufacturing facilities and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

➢
During 2007, the percentage of our net sales derived from our Asian subsidiaries was 75.4%, compared to 71.9% in 2006 and 65.4% in 2005. We expect our net sales to the Asian market to continue to increase as a percentage of our total net sales for 2008 and beyond as a result of the continuing shift of the manufacture of electronic products from the U.S. to Asia.

➢
We have increased our investment in research and development from $8.3 million in 2006 to $13.5 million in 2007. We continue to seek to hire qualified engineers who fit our focus on proprietary semiconductor processes and packaging technologies. Our goal is to expand research and development expenses to approximately 3 to 4% of net sales, which will enable us to bring additional proprietary devices to the market.

On October 12, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”), which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. The Notes will be convertible into cash or, at our option, cash and shares of our Common Stock based on an initial conversion rate, subject to adjustment, of 25.6419 shares (split adjusted) per $1,000 principal amount of Notes (which represents an initial conversion price of $39.00 per share, split adjusted), in certain circumstances. In addition, following a “make-whole fundamental change” that occurs prior to October 1, 2011, we will, at our option, increase the conversion rate for a holder who elects to convert its Notes in connection with such “make-whole fundamental change,” in certain circumstances. We intend to use the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or purchases of our own Common Stock.

During 2005, we sold 4.8 million shares (split adjusted) of our Common Stock in a follow-on public offering, raising approximately $71.7 million (net of commissions and expenses). We used approximately $40 million of the net proceeds in connection with the Anachip and APD acquisitions, and we intend to use the remaining net proceeds from this offering for working capital and other general corporate purposes, including additional acquisitions.

As part of our growth strategy, in December 2005, we announced the acquisition of Anachip, a fabless Taiwanese semiconductor company focused on analog ICs designed for specific applications. The $30.8 million acquisition, which was completed in January 2006, is in line with our long-term strategy. Anachip’s main product focus is power management ICs. The analog devices they produce are used in LCD monitor/TVs, wireless LAN 802.11 access points, brushless DC motor fans, portable DVD players, datacom devices, ADSL modems, TV/satellite set-top boxes, and power supplies. Anachip brings a design team with strong capabilities in a range of targeted analog and power management technologies.

On November 3, 2006, we completed the purchase of the assets of APD Semiconductor, a privately held U.S.-based fabless semiconductor company. APD's main product focus is its patented and trademarked Super Barrier Rectifier TM (SBR®) technology. The purchase price of the acquisition was $8.4 million in addition to a potential earn-out provision with respect to pre-defined covered products. The APD acquisition will further strengthen our technology leadership in the standard semiconductor market and expand our product capabilities across important segments of our end-markets.

Net sales

We generate a substantial portion of our net sales through the sale of semiconductor products that are designed and manufactured by third parties or us. We also generate a portion of our net sales from outsourcing our manufacturing capacity to third parties and from the sale of silicon wafers to manufacturers of discrete and analog semiconductor components. We serve customers across diversified industries, including the consumer electronics, computing, industrial, communications and automotive markets.

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

The principal factors that have affected or could affect our net sales from period to period are:

➢	the condition of the economy in general and of the semiconductor industry in particular,
➢	our customers’ adjustments in their order levels,
➢	changes in our pricing policies or the pricing policies of our competitors or suppliers,
➢	the termination of key supplier relationships,
➢	the rate of introduction to, and acceptance of new products by, our customers,
➢	our ability to compete effectively with our current and future competitors,
➢	our ability to enter into and renew key corporate and strategic relationships with our customers, vendors and strategic alliances,
➢	changes in foreign currency exchange rates,
➢	a major disruption of our information technology infrastructure, and
➢	unforeseen catastrophic events, such as armed conflict, terrorism, fires, typhoons and earthquakes.

Cost of goods sold

Cost of goods sold includes manufacturing costs for our semiconductors and our wafers. These costs include raw materials used in our manufacturing processes as well as the labor costs and overhead expenses. In addition to costs of raw materials, cost of goods sold is also impacted by yield improvements, capacity utilization and manufacturing efficiencies. In addition, cost of goods sold includes the cost of products that we purchase from other manufacturers and sell to our customers. Cost of goods sold is also affected by inventory obsolescence if our inventory management is not efficient.

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

Research and development expenses

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development expenses are primarily associated with our wafer facility in Kansas City, Missouri and our facilities in China and Taiwan, as well as with our engineers in the U.S. All research and development expenses are expensed as incurred, and we expect our research and development expenses to increase in absolute dollars as we invest in new technologies and product lines.

 Interest income / expense

Interest income consists of interest earned on our cash and investment balances. Interest expense consists of interest payable on our outstanding credit facilities and other debt instruments including the convertible bonds.

 Income tax provision

Income tax expenses of $6.7 million, $11.7 million and $9.4 million were recorded for the years ended December 31, 2005, 2006, and 2007, respectively, resulting in effective tax rates of 16.3%, 19.1% and 13.2% in the years ended December 31, 2005, 2006 and 2007, respectively. Our lower effective tax rate in 2007 compared with the prior year was the result of lower income in the U.S. and higher income in lower-taxed jurisdictions, as well as a decrease in the amount of estimated repatriation of earnings of our foreign subsidiaries, partially offset by the increased income tax rate at one of our China subsidiaries (Diodes-Shanghai is subject to a 7.5% preferential tax rate from 2007 through 2009, compared to a 0% tax rate in 2006).

Our global presence requires us to pay income taxes in a number of jurisdictions. In general, earnings in the U.S. and Taiwan are currently subject to tax rates of 39.5% and 25.0%, respectively. In addition, Taiwan earnings are subject to an additional 10% retained earnings tax should the Taiwan earnings not be distributed. Earnings of Diodes-Hong Kong are subject to a 17.5% tax for local sales or local source sales; all other Hong Kong sales are not subject to foreign income taxes. Earnings at Diodes-Taiwan and Diodes-Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by our China subsidiaries and sold to customers outside of Taiwan and Hong Kong, respectively. The U.S. tax rate on this Subpart-F income is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, we receive credit against our U.S. Federal tax liability for income taxes paid by our foreign subsidiaries.

As an incentive for the formation of Anachip, earnings of Anachip are subject to a five-year tax holiday (subject to certain qualifications of Taiwanese tax law). In the third quarter of 2006, we elected to begin this five-year tax holiday as of January 1, 2006. Beginning 2011, Anachip earnings will be subject to statutory Taiwan income tax.

Diodes-China is located in the Songjiang district, where the standard central government tax rate was 24.0% through 2007. However, as an incentive for establishing Diodes-China, the earnings of Diodes-China were subject to a 0% tax rate by the central government from 1996 through 2000, and to a 12.0% tax rate from 2001 through 2007. In addition, due to a $15.0 million permanent re-investment of Diodes-China earnings in 2004, Diodes-China has received additional preferential tax treatment (earnings will be exempted from central government income tax for two years, and then subject to tax rates in the range of 12.0% to 12.5% for the following three years) on earnings that are generated by this $15.0 million investment.

In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China, the local government waived this tax from 1996 through 2006. Management expects this tax to be waived for 2007 as well; however, the local government can re-impose this tax at its discretion at any time.

In 2004, we established our second Shanghai-based manufacturing facility, Diodes-Shanghai, located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government standard tax rate is 15.0%, and there is no local government tax. As an incentive for establishing Diodes-Shanghai, the 2005 and 2006 earnings of Diodes-Shanghai were exempted from central government income tax, and for the years 2007 through 2009 its earnings will be subject to tax rates in the range of 7.5% to 10.0%.

The recent China government income tax reform terminates some existing tax incentives for foreign enterprises doing business in China. The central government tax rate in China will increase to 25.0% beginning in 2008; however we believe Diodes-China may qualify for a “high-technology” preferential tax treatment that could reduce the tax rate to 15.0%. It is unclear to what extent our China subsidiaries will continue to receive preferential tax treatment.

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

We adopted the provisions of FASB interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes" (FIN48) effective January 1, 2007. As a result of the implementation of FIN48, we increased our liability for unrecognized tax benefits, primarily related to our foreign subsidiaries, by approximately $2.0 million during the first quarter of 2007, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Accordingly, as of January 1, 2007 and December 31, 2007, approximately $3.2 million and $4.1 million, respectively, of unrecognized tax benefits, if recognized, would affect the effective tax rate.

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

Revenue recognition

We recognize revenue when there is persuasive evidence that an arrangement exists, when delivery has occurred, when our price to the buyer is fixed or determinable and when collectibility of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when our product is shipped to our customers.

We reduce revenue in the period of sale for estimates of product returns, distributor price adjustments and other allowances, the majority of which are related to our U.S. operations. Our reserve estimates are based upon historical data as well as projections of revenues, distributor inventories, price adjustments, average selling prices and market conditions. Actual returns and adjustments could be significantly different from our estimates and provisions, resulting in an adjustment to revenues.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method. On an on-going basis, we evaluate our inventory, both finished goods and raw material, for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to our manufacturing facilities. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis. If future demand or market conditions are different than our current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities. In assessing the realizability of the deferred tax assets, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income during the periods in which those temporary differences become deductible. Based upon the available evidence, the Company does not believe it is more likely than not that all of the deferred tax assets will be realized. Accordingly, the Company established a valuation allowance of approximately $5 million in 2007 to offset foreign tax credits that are considered more likely than not to expire before the Company is able to utilize the tax benefit. The Company considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. To the extent that the Company is unable to generate adequate taxable income, the Company may be required to increase the valuation allowance.

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

Impairment of goodwill and long-lived assets

As of December 31, 2007, goodwill was $25.1 million. We account for goodwill in accordance with SFAS No. 142 (“Goodwill and Other Intangible Assets”), for which goodwill is tested for impairment at least annually Our impairment review process is based upon (i) an income approach from a discounted cash flow analysis, which uses our estimates of revenues, costs and expenses, as well as market growth rates, and (ii) a market multiples approach which measures the value of an asset through an analysis of recent sales or offerings or comparable public entities. If ever the carrying value of the goodwill is determined to be less than the fair value of the reporting unit net assets, a write-down of the goodwill will be required, with the resulting expense charged in the period that the impairment is determined. No impairment of goodwill has been identified.

We assess the impairment of long-lived assets on an on-going basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value using a discounted cash flow analysis.

Share-Based Compensation

Prior to January 1, 2006, we accounted for the share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related Interpretations, as permitted by Financial Accounting Standards Board Statement (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No stock-based compensation expense related to employee stock option awards was recognized in the consolidated statement of operations for the year ended December 31, 2005 as all options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS No. 123R, (“Share-Based Payments”), using the modified prospective method. No modifications were made to any outstanding share-options prior to the adoption of SFAS 123R. The adoption of SFAS 123R requires us to value stock options prior to our adoption of SFAS 123 under the fair value method and expense these amounts over the stock options' remaining vesting period. This resulted in an expense of $6.5 million and $5.6 million in the years ended December 31, 2006 and 2007, respectively, which was recorded within cost of goods sold, general and administrative expense, and research and development expense in our condensed consolidated income statement. In addition, SFAS 123R requires us to reflect any tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash inflow in its statement of cash flows rather than as an operating cash flow as in prior periods. We have changed our primary award type from stock options to stock awards as an improved method of reward and retention. In general, for new grants, we also extended the vesting period from three years to four years, and reduced the number of shares subject to the award.

The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We use the Black-Scholes-Merton model to estimate the fair value of our option grants. The fair value calculated by this model is a function of several factors, including grant price, the risk-free interest rate, the estimated term of the option and the estimated future volatility of the option. The estimated term and estimated future volatility of the options require our judgment. We have provided pro forma disclosures in the notes to the consolidated financial statements of our net income and net income per share for the year ended December 31, 2005 as if we used the fair value method under FAS 123.

We have approximately 1.0 million restricted stock grants outstanding as of December 31, 2007. Compensation expense is recognized for restricted stock grants over the requisite service period based on the grant date fair value of the award. As of December 31, 2007, there was $12.9 million of total unrecognized compensation cost related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.8 years. In addition to the expense, the effects of the restricted stock grants are included in the diluted shares outstanding calculation (see “Note 15 - Share-based Compensation”).

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net sales					Percentage Dollar Increase (Decrease)
	Year Ended December 31,					Year Ended Decemeber 31,

	2003	2004	2005	2006	2007	03 to '04	04 to '05	05 to '06	06 to '07

Net sales	100%	100%	100%	100%	100%	35.6%	15.6%	59.9%	16.9%

Cost of goods sold	(73.3)	(67.3)	(65.4)	(66.8)	(67.5)	24.5	12.3	63.4	18.0

Gross profit	26.7	32.7	34.6	33.2	32.5	66.3	22.5	53.1	14.5

Operating expenses	(16.6)	(14.5)	(15.8)	(16.4)	(17.4)	18.8	25.8	66.4	24.0

Income (loss) from operations	10.1	18.2	18.8	16.8	15.1	143.9	19.8	42.0	5.1

Interest income (expense)	(0.6)	(0.3)	0.1	1.4	2.8	(25.9)	(134.7)	2096.8	132.5

Other income (expense)	(0.0)	(0.2)	0.2	(0.4)	(0.1)	(8260.0)	197.1	398.5	81.4

Income before taxes and minority interest	9.5	17.6	19.1	17.8	17.8	152.0	25.6	48.7	16.9

Income tax benefit (provision)	(1.8)	(3.5)	(3.1)	(3.4)	(2.4)	164.8	2.6	74.9	(19.3)

Minority interest	(0.3)	(0.4)	(0.5)	(0.4)	(0.6)	54.9	61.8	17.8	84.3

Net income	7.4	13.8	15.5	14.0	14.9	153.1	30.4	44.4	23.9

The following discussion explains in greater detail the consolidated financial condition of the Company. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein. All per share amounts have been adjusted to reflect the three-for-two stock splits in November 2003, December 2005, and July 2007.

Year 2007 Compared to Year 2006

	2006	2007
Net sales	$ 343,308	$ 401,159

Net sales for 2007 increased $57.9 million to $401.2 million from $343.3 million for 2006. The 16.9% increase was due primarily to a 25.4% increase in units sold, offset by a 6.8% decrease in average selling prices (ASP). The decrease in ASP was due to the price pressure on our product lines. The following table sets forth the geographic breakdown of our net sales for the periods indicated based on the country to which the product is shipped:

	Net sales for the year		Percentage of
	ended December 31		net sales
	2006	2007	2006	2007

China	$118,303	$156,183	34.5%	38.9%
Taiwan	96,401	$102,562	28.1%	25.6%
United States	76,357	$81,408	22.2%	20.3%
All Others	52,247	$61,006	15.2%	15.2%
Total	$343,308	$401,159	100.0%	100.0%

	2006	2007
Cost of goods sold	$ 229,416	$ 270,780
Gross profit	$ 113,892	$ 130,379
Gross profit margin percentage	33.2%	32.5%

Cost of goods sold increased $41.4 million, or 18.0%, for 2007 compared to $229.4 million in 2006. As a percent of sales, cost of goods sold increased from 66.8% for 2006 to 67.5% for 2007. Our average unit cost (AUP) for discrete devices decreased approximately 2.4% from 2006, AUPs for analog products decreased approximately 12.8%, and AUPs for wafer products decreased approximately 1.6%. As per SFAS 123R, included in cost of goods sold for 2006 and 2007 were $0.5 million and $0.3 million, respectively, of non-cash, stock option compensation expenses related to our manufacturing facilities.

Gross profit for 2007 increased 14.5% to $130.4 million from $113.9 million for 2006. Gross margin as a percentage of net sales was 32.5% for 2007, compared to 33.2% for 2006. The decreased gross margin was primarily due to product mix changes.

	2006	2007
Selling, general and administrative expenses (“SG&A”)	$ 47,945	$55,461

Selling, general and administrative expenses for 2007 increased approximately $7.5 million, or 15.7%, to $55.5 million, compared to $47.9 million in 2006, due primarily to (i) an approximately $1.6 million increase associated with non-cash, share-based compensation expense related to options and share grants, (ii) $4.2 million higher sales commissions, wages and marketing expenses associated with the increased marketing and operating activities, and (iii) $0.8 million increase in audit expenses associated with Sarbanes-Oxley Act compliance. SG&A, as a percentage of net sales, was 13.8% in 2007, compared to 14.0% in 2006.

	2006	2007
Research and development expenses (“R&D”)	$ 8,317	$13,515

Research and development expenses for 2007 increased $5.2 million to $13.5 million, or 3.4% of net sales, from $8.3 million, or 2.4% of net sales, in 2006. R&D expenses are primarily related to new product development at the silicon wafer level and at the packaging level. We continue to seek to hire qualified engineers who fit our focus on next-generation processes and packaging technologies. Our current goal is to maintain R&D at 3 to 4% of revenue as we continue to bring proprietary technology and advanced devices to the market.

	2006	2007
Restructuring costs and impairment of long-lived assets	$ 152	$ 1,003

In the year ended December 31, 2007, we recorded approximately $1.1 million in restructuring costs related to the consolidation of our analog wafer probe and final test operations from Hsinchu, Taiwan to our manufacturing facilities in Shanghai, China. The expense primarily consisted of approximately $0.8 million in termination and severance costs and approximately $0.3 million in impairment of fixed assets and others.

	2006	2007
Interest income	$ 6,699	$ 18,117

Interest income for 2007 was $18.1 million, compared to $6.7 million in 2006, due primarily to interest income earned on short-term investment securities purchased with the proceeds from the $230 million convertible bonds.

	2006	2007
Interest expense	$ 1,844	$ 6,831

Interest expense for 2007 was $6.8 million, compared to $1.8 million in the same period 2006, due primarily to $4.1 million increase in interest expense related to the 2.25% convertible bonds ($5.2 million in 2007, compared to $1.1 million in 2006), and to a lesser extent, $1.1 million increase in amortization related convertible bonds issuance costs relating to the full year 2007 amortization expense.

	2006	2007
Other loss	$ 1,212	$ 225

Other loss for 2007 was $0.2 million, compared to $1.2 million in 2006. The $1.0 million decrease in other loss was due primarily to $1.1 million one time adjustment for currency exchange losses in the third quarter of 2006 and $0.1 million decrease in currency exchange loss in 2007.

	2006	2007
Income tax provision	$ 11,689	$ 9,428

We recognized income tax expense of $9.4 million for 2007, resulting in an effective tax rate of 13.2%, as compared to 19.1% in 2006. Our lower effective tax rate compared with the same period last year was the result of lower income in the U.S and higher income in low-taxed foreign jurisdictions, as well as a decrease in the amount of estimated repatriation of earnings of our foreign subsidiaries, partially offset by the increased income tax rate at one of our China subsidiaries (Diodes-Shanghai is subject to a range of 7.5% to 10% preferential tax rate from 2007 through 2009, compared to a 0% tax rate in 2006). For 2008, we anticipate our full-year effective tax rate to be in the mid-teen range as we continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

	2006	2007
Minority interest	$ 1,289	$ 2,376

Minority interest in joint venture earnings primarily represented the minority investor's share of the earnings of our China and Tawian subsidiaries for the period. The joint venture investments were eliminated in the consolidations of our financial statements, and the activities of Diodes-China, Diodes-Shanghai and Diodes-Anachip were included therein. As of December 31, 2006 and 2007, we had 95% controlling interests in Diodes-China and Diodes-Shanghai, and a 99.81% controlling interest in Diodes-Anachip.

	2006	2007
Net income	$ 48,143	$ 59,657

Net income increased 23.9% to $59.7 million (or $1.51 basic earnings per share and $1.41 diluted earnings per share) for the twelve months ended December 31, 2007, compared to $48.1 million (or $1.25 basic earnings per share and $1.16 diluted earnings per share) for the same period in 2006, due primarily to increased revenue, higher net interest income from short-term investments and a lower effective tax rate.

Year 2006 Compared to Year 2005

	2005	2006
Net sales	$ 214,765	$ 343,308

Net sales for 2006 increased $128.5 million to $343.3 million from $214.8 million for 2005. The 59.9% increase was due primarily to a 42.6% increase in units sold combined with a 12.1% increase in average selling prices (ASP). The increase in ASP was due to the product lines related to the Anachip and APD acquisitions. The following table sets forth the geographic breakdown of our net sales for the periods indicated based on the country to which the product is shipped:

	Net sales for the year		Percentage of
	ended December 31		net sales
	2005	2006	2005	2006

China	$68,050	$118,303	31.7%	34.5%
Taiwan	59,838	96,401	27.9%	28.1%
United States	54,981	76,357	25.6%	22.2%
All Others	31,896	52,247	14.8%	15.2%
Total	$214,765	$343,308	100.0%	100.0%

	2005	2006
Cost of goods sold	$ 140,388	$ 229,416
Gross profit	$ 74,377	$ 113,892
Gross profit margin percentage	34.6%	33.2%

Cost of goods sold increased $89.0 million, or 63.4%, for 2006 compared to $140.4 million in 2005. As a percent of sales, cost of goods sold increased from 65.4% for 2005 to 66.8% for 2006. Our average unit cost (AUP) for discrete devices decreased approximately 4.4% from 2005, and AUPs for wafer products increased approximately 6.0%. As per SFAS 123R, included in cost of goods sold for 2006 was $0.5 million of non-cash, stock option compensation expense related to our manufacturing facilities.

Gross profit for 2006 increased 53.1% to $113.9 million from $74.4 million for 2005. Gross margin as a percentage of net sales was at 33.2% for the year of 2006, down from 34.6% for the year of 2005. The decreased gross margin was primarily due to the lower margin product line related to the Anachip acquisition.

	2005	2006
Selling, general and administrative expenses (“SG&A”)	$ 30,285	$47,945

Selling, general and administrative expenses for 2006 increased approximately $17.7 million, or 58.3%, compared to $30.3 million in 2005, due primarily to (i) an approximately $5.4 million increase associated with non-cash, share-based compensation expense due to our adoption of SFAS 123R, (ii) higher sales commissions, wages and marketing expenses associated with the acquisition of Anachip, and (iii) audit and legal expenses associated with Sarbanes-Oxley Act compliance. SG&A, as a percentage of net sales, was 14.0% in 2006, compared to 14.1% in 2005. Included in SG&A for the year ended December 31, 2006 was an approximate $0.6 million one-time adjustment due to an overstatement of restricted share grant expense recorded in 2005. For comparable purposes, excluding the $5.4 million of share-based compensation related to options, SG&A for the year ended December 31, 2006 would have improved to 12.4% of total sales.

	2005	2006
Research and development expenses (“R&D”)	$ 3,713	$8,317

Research and development expenses in 2006 increased $4.6 million to $8.3 million, or 2.4% of net sales from $3.7 million, or 1.7% of net sales, in 2005. R&D expenses are primarily related to new product development at the silicon wafer level, and, to a lesser extent, at the packaging level. We continue to seek to hire qualified engineers who fit our focus on next-generation processes and packaging technologies.

	2005	2006
Interest income	$ 819	$ 6,699
Interest expense	$ 598	$ 1,844

Net interest income for 2006 was $4.9 million compared to net interest income of $0.2 million in 2005, due primarily to interest income earned on proceeds from the offering of convertible notes, as well as to a reduction in our bank loans from $10.7 million at December 31, 2005 to $8.5 million at December 31, 2006. Our interest income is generated from interest earned on our $48.9 million cash balances and $291.0 million short-term investments. Our interest expense is primarily the $1.1 million interest payable for $230 million convertible notes.

	2005	2006
Other (income) loss	$ (406)	$ 1,212

Other loss for the year ended December 31, 2006 was $1.2 million, compared to other income $0.4 million for the same period of 2005. Included in other expense for the year ended December 31, 2006, was an approximate $1.1 million one-time, non-cash, prior periods adjustment due to the understatement of intercompany currency exchange losses at our Taiwan subsidiary.

	2005	2006
Income tax provision	$ 6,685	$ 11,689

We recognized income tax expense of $11.7 million for 2006, resulting in an effective tax rate of 19.1%, as compared to $6.7 million or 16.3% for the same period in 2005, due primarily to higher income in the U.S. at higher tax rates and accrued dividend related taxes for our foreign subsidiaries.

	2005	2006
Minority interest	$ 1,094	$ 1,289

Minority interest in joint venture earnings primarily represented the minority investor's share of the earnings of our China subsidiaries for the period. The joint venture investments were eliminated in the consolidations of our financial statements, and the activities of Diodes-China, Diodes-Shanghai and Diodes-Anachip were included therein. As of December 31, 2005 and 2006, we had 95% controlling interests in Diodes-China and Diodes-Shanghai, and a 99.81% controlling interest in Diodes-Anachip.

	2005	2006
Net income	$ 33,329	$ 48,143

Net income increased 44.4% to $48.1 million (or $1.25 basic earnings per share and $1.16 diluted earnings per share) for the twelve months ended December 31, 2006, compared to $33.3 million (or $0.96 basic earnings per share and $0.86 diluted earnings per share) for the same period in 2005, primarily as a result of an increase in net sales. For comparison purposes, excluding $5.3 million net of tax stock option expenses, pro forma net income was $53.4 million (or $1.39 basic earnings per share and $1.26 diluted earnings per share) for the twelve months ended December 31, 2006, as compared to $33.3 million (or $0.96 basic earnings per share and $0.86 diluted earnings per share) for the same period in 2005.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash, funds from operations and borrowings under our credit facilities. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs. For 2005, 2006 and 2007, our working capital was $146.7 million, $395.4 million, and $451.8 million, respectively. We anticipate our working capital position will be sufficient for at least the next 12 months.

During 2005, we sold 4.8 million (split adjusted) shares of our Common Stock in a follow-on public offering, raising approximately $72 million (net of commissions and expenses). We used approximately $31 million of the net proceeds in connection with the Anachip acquisition, and we intend to use the remaining net proceeds from this offering for working capital and other general corporate purposes, including additional acquisitions.

On October 12,. 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”), which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. We intend to use the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or purchases of our own Common Stock.

In connection with the issuance of the Notes, we incurred approximately $6.2 million of issuance costs, which primarily consisted of investment banker fees, legal and accounting fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the straight-line method over the life of the Notes from issuance through October 12, 2011.

On July 10, 2007, we declared a three-for-two stock split in the form of a 50% stock dividend payable on July 30, 2007 to stockholders of record on July 20, 2007. Under the terms of this stock dividend, our stockholders received one additional share for every two shares held on the record date. The dividend was paid in authorized but unissued shares of Common Stock. Fractional shares created by the stock dividend were paid in cash based upon the closing price of our Common Stock on the record date. The par value of our stock is not affected by the dividend and remains at $0.66 2/3 per share. The outstanding shares stated on the statement of stockholders’ equity, the balance sheet and the consolidated condensed statement of income and disclosures have been adjusted to reflect the effects of the stock split.

In 2005, 2006 and 2007, our capital expenditures were $24.7 million, $45.1 million and $54.2 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the U.S., and an office building in Taiwan. The capital expenditures for 2007 were approximately 13.5% of revenue.

As of December 31, 2007, we had $320.7 million invested primarily in auction rate securities, which are classified as current, available-for-sale investments. Although the maturities of the securities are over 10 years, management expects to convert these securities into cash within one year and does not anticipate holding the investments until maturity; therefore, the securities are classified as short-term and included in short-term investments on our consolidated balance sheets. The carrying values of available-for-sale securities approximates fair value. These investments are primarily in municipal and student loan association bonds that are fully collateralized by AAA rated bonds and/or insured against loss of principal and interest by AAA rated bond insurers. None of these investments are collateralized mortgage obligations or are any other type of mortgage- or real estate-backed security.

Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. These mechanisms generally allow existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.

We generally invest in these securities for short periods of time as part of our cash management program. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions occurring subsequent to December 31, 2007, because the amount of securities submitted for sale has exceeded the amount of purchase orders, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rates which are higher than similar securities for which auctions have cleared.  Based on current market conditions, it is likely that auctions related to more of these securities will be unsuccessful in the near term.  Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop, thereby limiting the short-term liquidity of these investments.

Discussion of cash flows

Cash and short-term investments have increased from $113.6 million at December 31, 2005, to $339.9 million at December 31, 2006, to $379.7 million at December 31, 2007. The increase from 2005 to 2006 was primarily due to the proceeds from the $230 million convertible bond offering. During 2007, we increased short-term investments to $323.5 million from $291.0 million in 2006 from the proceeds of the convertible bond offering (see Note 3).

Operating activities

(Amounts in thousands)
Years ended December 31,	2005	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,329	$48,143	$59,657
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	16,228	20,443	26,245
Minority interest earnings	1,094	1,289	2,377
Share-based compensation	1,814	8,272	9,864
Amortization of acquired intangibles	-	360	836
Amortization of convertible bond issuance costs	-	262	1,252
Loss (gain) on disposal of property, plant and equipment	(102)	152	(16)
Adjustment of other comprehensive income	-	1,071	-
Changes in operating assets:
Accounts receivable	(11,037)	(11,320)	(11,874)
Inventories	(2,373)	(16,283)	(4,662)
Prepaid expenses and other current assets	696	(2,792)	(3,667)
Deferred income taxes	(3,482)	929	1,664
Changes in operating liabilities:
Accounts payable	5,330	14,534	2,996
Accrued liabilities	2,770	4,957	4,608
Other liabilities	-	101	3,192
Income taxes payable	3,390	1,963	(1,701)
Net cash provided by operating activities	47,657	72,081	90,771

Net cash provided by operating activities during 2007 was $90.8 million, resulting primarily from $59.7 million of net income in this period. Net cash provided by operating activities was $72.1 million for 2006 and $47.7 million for 2005.

Net cash provided by operations increased by $18.7 million from 2006 to 2007. This increase resulted primarily from a $11.5 million increase in our net income (from $48.1 million in 2005 to $59.7 million in 2006), $1.6 million increase in non-cash, share-based compensation expense, and $7.3 million increase in depreciation and amortization expense, partially offset by $1.5 million changes in net working capital. We continue to closely monitor our credit terms with our customers, while at times providing extended terms, primarily required by our customers in Asia and Europe.

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

Investing activities

(Amounts in thousands)
Years ended December 31,	2005	2006	2007

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,583)	(45,656)	(56,101)
Purchases of short-term investments	(40,348)	(250,660)	(32,464)
Acquisitions, net of cash acquired	(5,872)	(29,433)	-
Proceeds from sales of property, plant and equipment	-	54	202
Net cash used by investing activities	(65,803)	(325,695)	(88,363)

Net cash used by investing activities for 2007 was $88.4 million resulting from capital expenditures of $56.1 million, and $32.5 million increase in short-term investments of municipal bonds.

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

 Financing activities

(Amounts in thousands)
Years ended December 31,	2005	2006	2007

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on line of credit	(3,167)	(5,758)	-
Net proceeds from the issuance of common stock	76,367	4,327	7,573
Excess tax benefits	2,898	6,655	-
Management incentive reimbursement from LSC	375	-	-
Proceeds from long-term debt	5,890	228,569	-
Repayments of long-term debt	(7,750)	(4,666)	(2,758)
Minority shareholder investment in subsidiary	-	-	-
Repayments of capital lease obligations	(136)	(138)	(141)
Dividend to minority shareholder	(750)	-	-
Net cash provided by financing activities	73,727	228,989	4,674

Net cash provided by financing activities for 2007 was $4.7 million, resulting primarily from $7.6 million from stock option exercises in 2007 and repayments of long-term debt and offset by $2.8 million in repayments of long-term debt.

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

Debt instruments

On October 12, 2006, we issued and sold convertible senior Notes with an aggregate principal amount of $230 million due 2026, which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. Interest will accrue on the Notes from and including October 12, 2006 or from and including the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date or maturity date, as the case may be. Commencing with the six-month period beginning October 1, 2011, and for each six-month period thereafter, we will, on the interest payment date for such interest period, pay contingent interest to the holders of the Notes under certain circumstances and in amounts described in the indenture. For U.S. Federal income tax purposes, we will treat, and each holder of the Notes will agree under the indenture to treat, the Notes as contingent payment debt instruments governed by special tax rules and to be bound by our application of those rules to the Notes.

  Under our U.S. credit arrangements with Union Bank of California, N.A. (Union Bank), we now have available a revolving credit commitment of up to $20.0 million, including a $5.0 million letter of credit sub-facility. In addition, one of our subsidiaries, Diodes-FabTech, has a term note in the principal amount of $5.0 million.

  The revolving credit commitment expires on August 29, 2008. The Diodes-FabTech term loan, which amortizes monthly, matures on August 29, 2010. As of December 31, 2007, we had no amounts outstanding under our revolving credit facility, and $2.7 million was outstanding under the Diodes-FabTech term loan. Loans to us under our credit facility are guaranteed by Diodes-FabTech, and in turn, the Diodes-FabTech term loan is guaranteed by us. The purpose of the revolving credit facility is to provide cash for domestic working capital purposes, and to fund permitted acquisitions.

  All loans under the credit facility and the Diodes-FabTech term loan are collateralized by all of our U.S. accounts, instruments, chattel paper, documents, general intangibles, inventory, equipment, furniture and fixtures, pursuant to security agreements entered into by us in connection with these credit arrangements.

  Any amounts borrowed under the revolving credit facility and the Diodes-FabTech term loan bear interest at LIBOR plus 1.15%. At December 31, 2007, the effective rate under both the credit agreement and the Diodes-FabTech term loan was LIBOR plus 1.15%, or approximately 6.0%.

  The credit agreement contains covenants that require us to maintain a leverage ratio not greater than 3.25 to 1.0, an interest expense coverage ratio of not less than 2.0 to 1 and a current ratio of not less than 1.0 to 1. It also requires us to achieve a net profit before taxes, as of the last day of each fiscal quarter, for the two consecutive fiscal quarters ending on that date of not less than $1. The credit agreement permits us to pay dividends to our stockholders to the extent that any such dividends declared or paid in any fiscal year do not exceed an amount equal to 50% of our net profit after taxes for such fiscal year. However, it limits our ability to dispose of assets, incur additional indebtedness, engage in liquidation or merger, acquisition, partnership or other combination (except permitted acquisitions). The credit agreement also contains customary representations, warranties, affirmative and negative covenants and events of default. As of December 31, 2007, we were in compliance with the bank covenants.

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

As of December 31, 2007, our Asia subsidiaries have available lines of credit of up to an aggregate of $38.1 million with a number of Chinese and Taiwanese financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by its premises, are unsecured, uncommitted and, in some instances, may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin.

  As of December 31, 2007, Diodes-Taiwan owed $4.5 million under a term loan agreement with a commercial back in Taiwan, secured by land and building. At December 31, 2007, the effective rate was approximately 3.7%.

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

Contractual Obligations

The following table represents our contractual obligations as of December 31, 2007:

Contractual Obligations	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$237,160	$1,345	$2,353	$732	$232,730
Capital leases	1,477	145	290	290	752
Operating leases	14,981	4,512	5,186	3791	1492
Purchase obligations	1,771	1771	0	0	0
Total obligations	$255,389	$7,773	$7,829	$4,813	$234,974

The $230 million convertible Notes, classified as long-term debt, are redeemable beginning in 2011 (see Note 8).

Recently Issued Accounting Pronouncements and Proposed Accounting Changes

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Among the more significant changes in the accounting for acquisitions are the following: i) Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition; ii) In-process research and development (“IPR&D”) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition; iii) Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price; and iv) Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in consideration and were recorded as adjustments to goodwill. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest, that leave control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. After adoption, noncontrolling interests ($4.8 million and $7.2 million at December 31, 2006 and 2007, respectively) will be classified as shareowners’ equity, a change from its current classification between liabilities and shareowners’ equity. The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for the Company beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard.

In June 2007, the FASB’s EITF reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 is effective for the Company with respect to new arrangements entered into beginning January 1, 2008. The Company is currently evaluating the impacts and disclosures of this standard.

In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“FAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. FAS 159 is effective as of January 1, 2008. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected the fair value option for eligible items that existed as of January 1, 2008.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk. We face exposure to adverse movements in foreign currency exchange rates, primarily in Asia. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results. Certain of our assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan and the Taiwanese dollar and, to a lesser extent, the Japanese Yen, the Euro and the Hong Kong dollar. Because of the relatively small size and nature of each individual currency exposure, we do not regularly employ hedging techniques designed to mitigate foreign currency exposures. If the Chinese Yuan and the Taiwanese dollar were to strengthen or weaken by 1.0% against the U.S. dollar, we would experience currency loss of approximately $0.1 million and currency gain of approximately $0.1 million, respectively. In the future, we may enter into hedging arrangements designed to mitigate foreign currency fluctuations.

The Chinese government has begun to permit the Chinese Yuan to float more freely compared to other world currencies. Should the Chinese government allow a significant Chinese Yuan appreciation, and we do not take appropriate means to offset this exposure, the effect could have an adverse impact upon our financial results.

Interest Rate Risk. We have credit facilities with U.S. and Asian financial institutions as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As a matter of policy, we do not enter into derivative transactions for trading or speculative purposes. As of December 31, 2007, our outstanding debt under our interest-bearing credit agreements was $237.2 million, including $230 million convertible notes with a fixed interest rate of 2.25%. Based on an increase or decrease in interest rates by 1.0% for the year, our annual interest rate expense would increase or decrease by approximately $0.1 million.

Political Risk. We have a significant portion of our assets in mainland China and Taiwan. The possibility of political conflict between the two countries or with the U.S. could have an adverse impact upon our ability to transact business through these important business segments and to generate profits. See “Risk Factors - Foreign Operations.”

Liquidity Risk. As of December 31, 2007, we had $320.7 million invested primarily in auction rate securities, which are classified as current, available-for-sale investments. Although the maturities of the securities are over 10 years, management expects to convert these securities into cash within one year and does not anticipate holding the investments until maturity; therefore within one year and does not anticipate holding the investments until maturity; therefore, the securities are classified as short-term and included in short-term investments on our consolidated balance sheets. The carrying values of available-for-sale securities approximates fair value. These investments are primarily in municipal and student loan association bonds that are fully collateralized by AAA rated bonds and/or insured against loss of principal and interest by AAA rated bond insurers. None of these investments are collateralized mortgage obligations or are any other type of mortgage- or real estate-backed security.

Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. These mechanisms generally allow existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.

We generally invest in these securities for short periods of time as part of our cash management program. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions occurring subsequent to December 31, 2007, because the amount of securities submitted for sale has exceeded the amount of purchase orders, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rates which are higher than similar securities for which auctions have cleared.  Based on current market conditions, it is likely that auctions related to more of these securities will be unsuccessful in the near term.  Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop, thereby limiting the short-term liquidity of these investments.

Inflation Risk.  Inflation did not have a material effect on net sales or net income in fiscal years 2005 through 2007. A significant increase in inflation could affect future performance.

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

Under the supervision and with the participation from management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. Moss Adams LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Diodes Incorporated and on the effectiveness of our internal controls over financial reporting. The reports of Moss Adams LLP are contained in this Annual Report.

Changes in Internal Control over Financial Reporting

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the section entitled "Proposal One - Election of Directors" contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year end of December 31, 2007, for its annual stockholders' meeting for 2008 (the "Proxy Statement").

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

PART IV

Item 15.		Exhibits and Financial Statement Schedules

	(a)	Financial Statements and Schedules

		(1) Financial statements:	Page

		Report of Independent Registered Public Accounting Firm	51

		Consolidated Balance Sheet at December 31, 2006 and 2007	52 to 53

		Consolidated Statement of Income for the Years Ended December 31, 2005, 2006, and 2007	54

		Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2005, 2006, and 2007	55

		Consolidated Statement of Cash Flows for the Years Ended December 31, 2005, 2006, and 2007	56 to 57

		Notes to Consolidated Financial Statements	58 to 87

		(2) Schedules:

		None

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and note thereto.

(b)	Exhibits

The exhibits listed on the Index to Exhibits at page 89 are filed as exhibits or incorporated by reference to this Annual Report on Form 10-K.

(c)	Financial Statements of Unconsolidated Subsidiaries and Affiliates

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2006 and 2007 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also include performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Diodes Incorporated and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 1 and 15 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards (FASB) No. 123(R), “Share-Based Payment”. As discussed in Notes 1 and 13 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109.”

/s/ Moss Adams LLP

Los Angeles, California
February 28, 2008

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
December 31,	2006	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$48,888	$56,179
Short-term investments	291,008	323,472
Total cash and short-term investments	339,896	379,651
Accounts receivable
Trade customers	72,175	84,638
Related parties	6,147	5,405
	78,322	90,043
Allowance for doubtful accounts	(617)	(465)
Accounts receivable, net of allowances	77,705	89,578

Inventories	48,202	53,031
Deferred income taxes, current	4,650	5,173
Prepaid expenses and other	8,393	10,576
Total current assets	478,846	538,009

PROPERTY, PLANT AND EQUIPMENT, net	95,469	123,407

DEFERRED INCOME TAXES, non-current	5,428	3,241

OTHER ASSETS
Intangible assets, net	10,669	9,643
Goodwill	25,030	25,135
Other	6,697	6,930
Total assets	$622,139	$706,365

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(Amounts in thousands, except share data)
December 31,	2006	2007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit	$-	$-
Accounts payable
Trade	40,029	42,010
Related parties	12,120	13,135
Accrued liabilities	24,967	27,841
Income tax payable	3,433	1,732
Current portion of long-term debt	2,802	1,345
Current portion of capital lease obligations	141	145
Total current liabilities	83,492	86,208

LONG-TERM DEBT, net of current portion
2.25% convertible senior notes due 2026	230,000	230,000
Others	7,115	5,815

CAPITAL LEASE OBLIGATIONS, net of current portion	1,477	1,331
OTHER LONG TERM LIABILITIES	1,101	6,249
Total liabilities	323,185	329,603

MINORITY INTEREST IN JOINT VENTURES	4,787	7,164

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - par value $1.00 per share;
1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share;
70,000,000 shares authorized; 38,941,901 and 40,172,491
issued and outstanding at December 31, 2006 and December 31, 2007, respectively	25,962	26,782
Additional paid-in capital	104,795	121,412
Retained earnings	162,802	220,504
Accumulated other comprehensive gain	608	900
Total stockholders' equity	294,167	369,598
Total liabilities and stockholders' equity	$622,139	$706,365

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)
Years ended December 31,	2005	2006	2007

NET SALES	$214,765	$343,308	$401,159

COST OF GOODS SOLD	140,388	229,416	270,780

Gross profit	74,377	113,892	130,379

OPERATING EXPENSES
Selling, general and administrative	30,285	47,945	55,461
Research and development	3,713	8,317	13,515
Restructuring costs and impairment loss of long-lived assets	(102)	152	1,003
Total operating expenses	33,896	56,414	69,979

Income from operations	40,481	57,478	60,400

OTHER INCOME (EXPENSES)
Interest income	819	6,699	18,117
Interest expense	(598)	(1,844)	(6,831)
Other	406	(1,212)	(225)
Total other income (expenses)	627	3,643	11,061

Income before income taxes
and minority interest	41,108	61,121	71,461

INCOME TAX PROVISION	(6,685)	(11,689)	(9,428)

Income before minority interest	34,423	49,432	62,033

Minority interest in earnings of joint venture	(1,094)	(1,289)	(2,376)

NET INCOME	$33,329	$48,143	$59,657

EARNINGS PER SHARE
Basic	$0.96	$1.25	$1.51
Diluted	$0.86	$1.16	$1.41

Number of shares used in computation
Basic	34,752	38,443	39,601
Diluted	38,842	41,502	42,331

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)
Years ended December 31, 2005, 2006, and 2007

	Common stock
	Shares	Shares in Treasury	Amount	Common stock in treasury	Additional paid-in capital	Retained earnings	Accumulated other comprehensive gain (loss)	Total
BALANCE,
December 31, 2004	35,467	3,630	$23,645	$(2,673)	$9,272	$81,330	$575	$112,148

Comprehensive income, net of tax:

Net income for the year
ended December 31, 2005						33,329		33,329

Translation adjustments							(1,263)	(1,263)

Total comprehensive income								32,066

Management fee from LSC					180			180

Exercise of stock options
including $2,898,000 income
tax benefit	1,181		788		6,761			7,548

Common stock issued for share-based plans	88		59		1,756			1,814

Follow-on offering	4,781		3,189		68,529			71,718

Treasury share retirement	(3,630)	(3,630)	(2,421)	2,673	(252)	-	-	-

BALANCE,
December 31, 2005	37,887	-	$25,259	$-	$86,245	$114,659	$(688)	$225,474

Comprehensive income, net of tax:

Net income for the year
ended December 31, 2006						48,143		48,143

Translation adjustments							1,296	1,296

Total comprehensive income								49,439

Common stock issued for share-based plans	1,055		704		3,624			4,327

Excess tax benefits					6,655			6,655

Share-based compensation	-	-	-	-	8,272	-	-	8,272

BALANCE,
December 31, 2006	38,942	-	$25,962	$-	$104,795	$162,802	$608	$294,167

Comprehensive income, net of tax:

Net income for the year
ended December 31, 2007						59,657		59,657

Translation adjustments							292	292

Total comprehensive income								59,949

Common stock issued for share-based plans	1,231		820		6,753			7,573

Share-based compensation					9,864			9,864
Liability for unrecognized tax benefits	-	-	-	-	-	(1,955)	-	(1,955)

BALANCE,
December 31, 2007	40,172	-	$26,782	$-	$121,412	$220,504	$900	$369,598

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
Years ended December 31,	2005	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,329	$48,143	$59,657
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	16,228	20,443	26,245
Minority interest earnings	1,094	1,289	2,377
Share-based compensation	1,814	8,272	9,864
Amortization of acquired intangibles	-	360	836
Amortization of convertible bond issuance costs	-	262	1,252
Loss (gain) on disposal of property, plant and equipment	(102)	152	(16)
Adjustment of other comprehensive income	-	1,071	-
Changes in operating assets:
Accounts receivable	(11,037)	(11,320)	(11,874)
Inventories	(2,373)	(16,283)	(4,662)
Prepaid expenses and other current assets	696	(2,792)	(3,667)
Deferred income taxes	(3,482)	929	1,664
Changes in operating liabilities:
Accounts payable	5,330	14,534	2,996
Accrued liabilities	2,770	4,957	4,608
Other liabilities	-	101	3,192
Income taxes payable	3,390	1,963	(1,701)
Net cash provided by operating activities	47,657	72,081	90,771

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,583)	(45,656)	(56,101)
Purchases of short-term investments	(40,348)	(250,660)	(32,464)
Acquisitions, net of cash acquired	(5,872)	(29,433)	-
Proceeds from sales of property, plant and equipment	-	54	202
Net cash used by investing activities	(65,803)	(325,695)	(88,363)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on line of credit	(3,167)	(5,758)	-
Net proceeds from the issuance of common stock	76,367	4,327	7,573
Excess tax benefits	2,898	6,655	-
Management incentive reimbursement from LSC	375	-	-
Proceeds from long-term debt	5,890	228,569	-
Repayments of long-term debt	(7,750)	(4,666)	(2,758)
Repayments of capital lease obligations	(136)	(138)	(141)
Dividend to minority shareholder	(750)	-	-
Net cash provided by financing activities	73,727	228,989	4,674

EFFECT OF EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	(1,263)	225	209
INCREASE (DECREASE) IN CASH	54,318	(24,400)	7,291
CASH AND CASH EQUIVALENTS, beginning of year	18,970	73,288	48,888
CASH AND CASH EQUIVALENTS, end of year	$73,288	$48,888	$56,179

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)
Years ended December 31,	2005	2006	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$633	$1,771	$7,595
Income taxes	$3,443	$3,377	$6,921

Non-cash activities:
Tax benefit related to stock options
credited to additional paid-in capital	$2,898	$6,655	$-
Property, plant and equipment purchased on accounts payable	$5,061	$878	$1,733

The Company purchased 99.81% of the capital stock of Anachip Corporation and purchased the net assets of APD semiconductor for total $35.2 million, net of $3.9 million cash acquired  (and $5.8 million was paid in year 2005). In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$-	$56,896	$-
Liabilities assumed	-	(17,737)	-
Cash acquired	-	(3,888)	-
Cash paid for the acquisitions	$-	$35,271	$-

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share data)

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of operations - Diodes Incorporated and its subsidiaries manufacture and distribute high-quality application specific standard semiconductor products to manufacturers in the communications, computing, consumer electronics, industrial, and automotive markets. Our products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, power management devices including DC-DC switching and linear voltage regulators, amplifiers and comparators, Hall effect sensors, and silicon wafers. The products are sold primarily throughout North America, Asia and Europe.

Principles of consolidation - The consolidated financial statements include Diodes-North America and the following:

Holding companies
Diodes International B.V. (“Diodes-International”)	100% owned (2007)
Diodes Hong Kong Holding Company, Ltd.	100% owned (2007)

Subsidiaries
Diodes Taiwan Corporation, Ltd. (“Diodes-Taiwan”)	100% owned
Diodes Hong Kong Ltd. (“Diodes-Hong Kong”)	100% owned
Anachip Corporation (“Anachip” or “Diodes-Anachip”)	99.81% owned
Shanghai KaiHong Electronics Co., Ltd. (“Diodes-China”)	95% owned
Shanghai KaiHong Technology Co., Ltd. (“Diodes-Shanghai”)	95% owned
FabTech Incorporated (“FabTech” or “Diodes-FabTech”)	100% owned
Diodes United Kingdom, Ltd.	100% owned (2007)
Diodes Korea Incorporated	100% owned (2007)
Diodes Germany GmbH	100% owned (2007)

All significant intercompany balances and transactions have been eliminated.

During 2007, we undertook an internal restructuring whereby our foreign subsidiaries were placed under our newly formed, wholly-owned Netherlands holding company, Diodes International B.V. ("Diodes BV"). In addition, Diodes China and Diodes Shanghai were placed under Diodes Hong Kong Holding Company, Ltd., a newly-formed wholly-owned subsidiary of Diodes BV. The primary purpose of this internal restructuring was for treasury management and tax planning functions.

Revenue recognition - Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when our price to the buyer is fixed or determinable, and when collectibility of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when our product is shipped to our customers. We reduce revenue in the period of sale for estimates of product returns and other allowances.

Product warranty - We generally warrant our products for a period of one year from the date of sale. Historically, warranty expense has not been significant.

 Cash and cash equivalents - We consider all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. We currently maintain substantially all of our day-to-day operating cash balances with major financial institutions.

Short-term investments - Our short-term investments consist primarily of auction rate securities, all of which are classified as available-for-sale. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year, and those identified by management at time of purchase for funding operations in less than one year are classified as short-term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary (see Note 3).

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Allowance for doubtful accounts - Management evaluates the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations to us, we record an allowance to reduce the receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of a valuation allowance indicated in the following table:

Inventories - Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. The write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. On an on-going basis, both finished goods inventory and raw material inventory are evaluated for obsolescence and estimated utility. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to our manufacturing facilities. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis.

Property, plant and equipment - Property, plant and equipment are depreciated using straight-line methods over the estimated useful lives, which range from 20 to 55 years for buildings and 3 to 10 years for machinery and equipment. The estimated lives of leasehold improvements range from 3 to 5 years, and are amortized over the shorter of the remaining lease term or their estimated useful lives (see Note 5).

Goodwill and other intangible assets - Goodwill is tested for impairment on an annual basis as of December 31, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented. Intangible assets are amortized on a straight-line basis over their estimated period of benefit. All of our intangible assets are subject to amortization. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. (see Note 6).

Debt issuance costs - Debt issuance costs of $6.2 million related to the convertible bond were capitalized and are amortized over 5 years using the straight-line method. Amortization of debt issuance costs is included in interest expense while the un-amortized balance is included in other assets. Un-amortized debt issuance costs were $4.7 million at December 31, 2007.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Impairment of long-lived assets - Certain of our long-lived assets are reviewed at least annually as to whether their carrying values have become impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2007, we expect the remaining carrying value of assets to be recoverable.

Income taxes - Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. If it is more likely than not that some portion of deferred tax assets will not be realized, a valuation allowance is recorded.

In July 2006, the FASB issued FASB interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects of adopting FIN 48 was recorded as an adjustment to retained earnings as of the beginning of the period of adoption. (see Note 13).

Research and development costs - Research and development costs are expensed as incurred.

Shipping and handling costs - Shipping and handling costs, which are included in selling, general and administrative expenses, were $0.8 million, $1.7 million and $2.4 million for the years ended December 31, 2005, 2006 and 2007.

Concentration of credit risk - Financial instruments, which potentially subject us to concentrations of credit risk, include trade accounts receivable. Credit risk is limited by the dispersion of our customers over various geographic areas, operating primarily in the electronics manufacturing and distribution. We perform on-going credit evaluations of our customers, and generally require no collateral. Historically, credit losses have not been significant.

We currently maintain substantially all of our day-to-day cash balances with major financial institutions. Cash balances are usually in excess of Federal and/or foreign deposit insurance limits.

Valuation of financial instruments - The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, working capital line of credit, and long-term debt approximate fair value due to their current market conditions, maturity dates and other factors. Short-term investments classified as available-for-sale are recorded at market value with unrealized gains or losses reflected in other accumulated comprehensive income or loss.

Treasury shares - In December 2005, the Board of Directors canceled the 2,420,262 shares held in treasury. The cancellation has no net impact on stockholders’ equity, shares outstanding, or shares used to compute earnings per share.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Equity investment - On December 20, 2005, we acquired an 18.87% equity interest of Anachip Corporation, a private-held Taiwanese fabless analog IC company, for approximately $5.9 million. The investment was accounted for under the equity method as required by APB No. 18, "The Equity Method of Accounting for Investments in Common Stock". However, we did not record income from the investment on the consolidated financial statements for the ten days ending December 31, 2005, as the amount was not material. In January 2006, we increased our equity ownership of Anachip Corporation to 99.81%. As a result, Anachip was consolidated beginning the first fiscal quarter of 2006.

Stock split - On both December 1, 2005 and July 30, 2007, we affected three-for-two stock splits in the form of 50% stock dividends. All share and per-share amounts in the accompanying consolidated financial statements and footnotes disclosures have been retroactively adjusted to reflect the effect of these stock splits.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Earnings per share - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, including those related to share-based compensation and convertible bonds. Earnings per share are computed using the “treasury stock method” under Financial Accounting Standards Board (FASB) Statement No. 128. The convertible bonds include a net share settlement feature which requires us to redeem the par amount of the bond in cash and any remaining value, assuming the bond is in-the-money, in incremental shares, cash, or a combination thereof. The net-share settled convertible, as structured, is defined in EITF 90-19, instrument C, which allows us to use the treasury stock method of calculating diluted earnings per share. The incremental value of the shares will be determined based on the average price of our common stock over the reporting period. There are no shares in the earnings per share calculation related to the convertible bonds as our average stock price did not exceed the conversion price and, therefore, there is no conversion spread.

For the years ended December 31, 2005, 2006 and 2007, options and share grants outstanding for 1.0 million shares, 0.2 million shares and 0.6 million shares, respectively, of common stock have been excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

	Year Ended December 31
	2005	2006	2007
Net income for earnings
per share computation	$33,329	$48,143	$59,657

Basic
Weighted average number of common
shares outstanding during the year	34,752	38,443	39,601

Basic earnings per share	$0.96	$1.25	$1.51

Diluted
Weighted average number of common
shares outstanding used in calculating
basic earnings per share	34,752	38,443	39,601

Add: incremental shares upon stock option exercise
and non-vested stock awards	4,090	3,059	2,730

Weighted average number of common
shares used in calculating
diluted earnings per share	38,842	41,502	42,331

Diluted earnings per share	$0.86	$1.16	$1.41

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Stock-based compensation - Effective January 1, 2006, we adopted SFAS No. 123R, (“Share-Based Payments”), using the modified prospective method. We are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, we continue to use the Black-Scholes model, consistent with prior period valuations under SFAS 123. No modifications were made to any outstanding share-options prior to the adoption of SFAS 123R.

Under the modified prospective transition method share-based compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as expense over the employee’s requisite service period for all unvested share-based awards outstanding as of January 1, 2006. Prior to January 1, 2006, the Company accounted for its share-based awards under the recognition and measurement principles of APB 25 “Accounting for Stock issued to Employees” (APB 25) and its related interpretations and adopted the disclosure only provision of SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123). Accordingly, for fiscal years ending prior to January 1, 2006, no compensation cost was recognized for the employee stock option plan under the fair value recognition provisions of SFAS 123. In addition, SFAS 123R requires us to reflect any tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash inflow in its statement of cash flows rather than as an operating cash flow as in prior periods (See “Note 15 - Share-based Compensation” for details).

We have approximately 1.0 million restricted stock grants outstanding as of December 31, 2007. Compensation expense is recognized for restricted stock grants on a straight-line basis over the requisite service period. As of December 31, 2007, there was $12.9 million of total unrecognized compensation cost related to non-vested share-based compensation (See “Note 15 - Share-based Compensation”). In addition to the recognition of compensation expense, non-vested restricted stock grants are included in the diluted shares outstanding calculation.

Functional currencies and foreign currency translation - Through our subsidiaries, we maintain foreign operations in Taiwan, Hong Kong and China. We believe the New Taiwan (“NT”) dollar as the functional currency at Diodes-Taiwan and Diodes-Anachip most appropriately reflects the current economic facts and circumstances of the operations. Assets and liabilities recorded in NT dollar are translated at the exchange rate on the balance sheet date. Income and expense accounts are translated at the average monthly exchange rate during the period. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss.

We use the U.S. dollar as the functional currency in Diodes-China, Diodes-Shanghai and Diodes-Hong Kong, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, we will periodically assess our position with respect to the functional currency of our foreign subsidiaries. Included in net income are foreign exchange gains of $0.1 million for the year ended December 31, 2005, and exchange losses of $1.8 million and $0.6 million for the years ended December 31, 2006, and December 31, 2007, respectively.

Comprehensive income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities are reported as a separate component of stockholders’ equity, such items, along with net income, are components of comprehensive income. The components of other comprehensive income include foreign currency translation adjustments. Accumulated other comprehensive loss was $0.7 million at December 31, 2005, and accumulated other comprehensive gain was $0.6 million and $0.9 million at December 31, 2006 and December 31, 2007, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Total Comprehensive Income

	Twelve Months Ended December 31,
	2005	2006	2007
Net income	$33,329	$48,143	$59,657

Translation adjustment	(1,263)	1,296	292

Comprehensive income	$32,066	$49,439	$59,949

Recently issued accounting pronouncements and proposed accounting changes - In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Among the more significant changes in the accounting for acquisitions are the following: i) Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition; ii) In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition; iii) Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price; and iv) Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in consideration and were recorded as adjustments to goodwill. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest, that leave control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. After adoption, noncontrolling interests ($4.8 million and $7.2 million at December 31, 2006 and 2007, respectively) will be classified as shareowners’ equity, a change from its current classification between liabilities and shareowners’ equity. The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for the Company beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
(Continued)

In June 2007, the FASB’s EITF reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 is effective for the Company with respect to new arrangements entered into beginning January 1, 2008. The Company is currently evaluating the impacts and disclosures of this standard.

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS 159 is effective as of January 1, 2008. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected the fair value option for eligible items that existed as of January 1, 2008.

In September 2006, FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the effect, if any, that the implementation of SFAS 157 will have on our results of operations or financial condition.

Reclassifications - In the first quarter of 2006, we adopted SFAS No. 123R, “Share-Based Payments,” using the modified prospective method. SFAS 123R requires that the excess tax benefit associated with an individual share-based payment award be included in the statement of cash flows as a cash inflow from financing activities and a cash outflow from operating activities. The amounts presented in the accompanying financial statements for year 2005 have been reclassified to conform to year 2006 and year 2007 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders' equity.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BUSINESS ACQUISITIONS

Anachip acquisition - On December 20, 2005, we announced the signing of a definitive stock purchase agreement to acquire Anachip Corporation, a Taiwanese fabless analog IC company.

Headquartered in the Hsinchu Science Park in Taiwan, Anachip’s main product focus is power management ICs. Anachip's products are widely used in LCD monitor/TV's, wireless 802.11 LAN access points, brushless DC motor fans, portable DVD players, datacom devices, ADSL modems, TV/satellite set-top boxes, and power supplies.

The selling shareholders of Anachip stock included Lite-On Semiconductor Corporation (which owned approximately 60% of Anachip’s outstanding capital stock), and two Taiwanese venture capital firms (together owning approximately 20% of Anachip’s stock), as well as current and former Anachip employees, among others.

At December 31, 2005, we had purchased an aggregate of approximately 9.4 million shares (or approximately 18.9%) of the 50 million outstanding shares of the capital stock of Anachip. On January 10, 2006, (the closing date of the acquisition) we purchased an additional approximately 40.5 million shares and therefore, we hold approximately 99.81% of the Anachip capital stock. At December 31, 2005, the investment in Anachip is recorded under the equity method; however, we did not record income from the investment on the consolidated financial statements for the ten days ending December 31, 2005, as the amount was not material. As of result of the additional Anachip interest acquired during 2006, Anachip was consolidated beginning the first fiscal quarter of 2006.

The purchase price of the acquisition was NT$20 per share (approximately US$31 million as of the transaction date). The following table summarizes management’s fair value of the assets acquired and liabilities assumed at the date of acquisition.

	Original Amount Disclosed in 2005 Form 10-K	Purchase Adjustments	Total Allocation
	(unaudited)
Current assets	$23,752	$(1,254)	$22,498
Fixed assets/non-current	2,291	(11)	2,280
Patents and trademarks	2,269	161	2,430
Goodwill	19,541	399	19,940
Total assets acquired	47,853	(705)	47,148
Current liabilities	(16,829)	1,132	(15,697)
Non-current liabilities	(655)	(45)	(700)
Total liabilities assumed	(17,484)	1,087	(16,397)
Total purchase price	$30,369	$382	$30,751

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BUSINESS ACQUISITIONS (Continued)

Purchase adjustments primarily relate to acquisition costs and refinement to estimated fair values of assets acquired and liabilities assumed. The acquired intangible assets include patents and trademarks of $2.4 million with an approximately 10-year weighted-average useful life.

The following unaudited table summarizes the supplemental consolidated pro forma information for the year ended December 31, 2005 as though the acquisition had been completed as of the beginning of that reporting period. The consolidated pro forma information is presented for illustrative purposes and is not indicative of future performance.

.	Twelve months ended December 31, 2005
	As reported	Pro forma

Revenue	$214,765	$265,083

Net income	$33,329	$32,934

Earnings per share

Basic	$0.96	$0.95

Diluted	$0.86	$0.85

APD acquisition - On October 24, 2006, we signed an agreement to purchase the net assets of APD Semiconductor, a privately held U.S.-based fabless discrete semiconductor company. The assets related to the business of manufacturing, marketing, selling and distribution of discrete semiconductor products. The initial purchase price of the acquisition was $8.4 million in addition to a potential earn-out provision with respect to pre-defined covered products. The acquisition was completed on November 3, 2006.

As of December 31, 2007, contingent consideration has been recorded as a liability approximating $1 million. When the contingency is resolved and the consideration is distributable, any excess of the fair value of the contingent consideration payable over the amount that was recognized as a liability shall be recognized as an additional cost of the acquired entity. If the amount initially recognized as a liability exceeds the consideration payable, that excess shall be allocated as a pro rata reduction of the amounts assigned to assets acquired.

The following table summarizes management's estimates of the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Assets acquired	Total Allocation

Accounts receivable	$299
Inventory	754
Fixed assets	125
Patents	8,569

Liablilities assumed
Accounts payable	(339)
Accrued liabilities	(1,000)
Net assets acquired	$8,408

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SHORT-TERM INVESTMENTS

Short-term investments were as follows:

As of December 31, 2007	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis

Available for sale investment in auction rate securities	$320,700	$-	$-	$320,700
Money market mutual funds	2,772	-	-	$2,772
Total short-term investments	$323,472	$-	$-	$323,472

As of December 31, 2006	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis

Available for sale investment in auction rate securities	$290,796	$-	$-	$290,796
Money market mutual funds	212	-	-	$212
Total short-term investments	$291,008	$-	$-	$291,008

As of December 31, 2007, we had $320.7 million invested primarily in auction rate securities, which are classified as current, available-for-sale investments. Although the maturities of the securities are over 10 years, management intends to use the funds within one year and does not anticipate holding the investments until maturity; therefore, the securities are classified as short-term and included in short-term investments on our consolidated balance sheets. The carrying values of available-for-sale securities approximates fair value. These investments are primarily in municipal and student loan association bonds that are fully collateralized by AAA rated bonds and/or insured against loss of principal and interest by AAA rated bond insurers. None of these investments are collateralized mortgage obligations or are any other type of mortgage- or real estate-backed security.

Auction rate securities are generally long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. These mechanisms generally allow existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value.

We generally invest in these securities for short periods of time as part of our cash management program. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of auction rate securities in recent auctions occurring subsequent to December 31, 2007, because the amount of securities submitted for sale has exceeded the amount of purchase orders, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rates which are higher than similar securities for which auctions have cleared.  Based on current market conditions, it is likely that auctions related to more of these securities will be unsuccessful in the near term.  Unsuccessful auctions could result in our holding securities beyond their next scheduled auction reset dates if a secondary market does not develop, thereby limiting the short-term liquidity of these investments.

The reported amounts for these securities take into consideration the financial conditions of the issuer and the bond insurers as well as the value of the collateral. If the credit ratings of the issuer, the bond insurers or the collateral deteriorate, we may adjust the carrying value of these investments. Although we are uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be only temporary. Any temporary decline, if sustained, would be recognized in other comprehensive income. It is possible that declines in fair value may occur. We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of the investments. If the current market conditions deteriorate further the Company may be required to record unrealized losses in other comprehensive income or impairment charges in 2008.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVENTORIES

Inventories, stated at the lower of cost or market value, at December 31 were:

	2006	2007

Finished goods	$24,473	$21,245
Work-in-progress	10,265	11,868
Raw materials	13,464	19,918
	$48,202	$53,031

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 were:

	2006	2007

Buildings and leasehold improvements	$8,117	$9,287
Construction in-progress	6,619	8,968
Machinery and equipment	148,716	196,559
	163,452	214,814
Less: Accumulated depreciation
and amortization	(72,612)	(96,060)
	90,840	118,754

Land	4,629	4,653
	$95,469	$123,407

Depreciation and amortization of property, plant and equipment was $16.2 million, $20.4 million and $26.2 million for the years ended December 31, 2005, 2006 and 2007, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

Intangible assets subject to amortization at December 31 were as follows:

As of December 31, 2007
Amortized Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency exchange and other	Net

APD:
Patents	15 years	$8,401	$638	$-	$7,763

Anachip:
Patents and trademarks	3-10 years	2,430	556	6	1,880

Total		$10,831	$1,194	$6	$9,643

As of December 31, 2006
Amortized Intangilbe Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency exchange and other	Net

APD:
Patents	15 years	$8,569	$79	$-	$8,490

Anachip:
Patents and trademarks	3-10 years	2,430	281	30	2,179

Total:		$10,999	$360	$30	$10,669

Amortization expense related to intangible assets subject to amortization was $0, $0.4 million and $0.8 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Amortization of intangible assets through 2012 is as follows:

			Total amortization
Years	Anachip	APD	of Intangible assets
2008	$282	$560	$842
2009	282	560	842
2010	282	560	842
2011	244	560	804
2012	207	560	767

NOTE 7 - GOODWILL

Changes in goodwill for the years ended December 31 were as follows:

		2006				2007

	Balance, January 1	Acquisitions/ purchase accounting adjustments	Currency exchange and other	Balance, December 31	Balance, January 1	Acquisitions/ purchase accounting adjustments	Currency exchange and other	Balance, December 31
Diodes-China	$881	$-	$-	$881	$881	$-	$-	$881
-
Diodes-FabTech	4,209	-	-	4,209	4,209	-	-	4,209
-
Diodes-Anachip	-	19,675	265	19,940	19,940	-	105	20,045
Total	$5,090	$19,675	$265	$25,030	$25,030	$-	$105	$25,135

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - BANK CREDIT AGREEMENTS AND LONG-TERM DEBT

Credit facilities - We maintain credit facilities with several financial institutions through our entities in the U.S. and Asia totaling $68 million. The credit unused and available under the various facilities as of December 31, 2007, was $58.1 million, as follows:

2007		Outstanding at December 31,
Credit Facility	Terms	2006	2007
$20,000	Revolving, collateralized by all assets, variable interest, LIBOR plus variable margin, due monthly	$-	$-

$27,000	Unsecured, interest at LIBOR plus margin, due quarterly	-	-

$11,100	Unsecured, variable interest plus margin due monthly	$-	$-

$58,100		$-	$-

Long-term debt - The balances as of December 31, consist of the following:

	2006	2007
Convertible bond with aggregate principal amount $230 million of convertible senior notes due 2026. The notes mature October 1, 2026. Interest, at 2.25%, is payable semi-annually in arrears on April 1 and October 1 of each year, beginning 2007.	$230,000	$230,000

Notes payable to Taiwan bank, principal amount of NT$158 million, variable interest (approximately 3.7% as of December 31, 2007), of which NT$132 million matures on July 6, 2021, and NT$26 million matures July 6, 2013, secured by land and building.	4,790	4,480

Term note portion due to unrelated customer, unsecured and interest-free
repaid in quarterly price concessions, paid in full December 2007.	1,441	-

Note payable to U.S. bank, collateralized by all assets, due in aggregate monthly principal payments of $83,000 plus interest (approximately 6.0% at December 31, 2007).	3,686	2,680
	239,917	237,160
Less: Current portion	(2,802)	(1,345)

Long-term debt, net of current portion	$237,115	$235,815

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

The U.S. credit facility includes a revolving credit commitment of up to $20.0 million, including a $5.0 million letter of credit sub-facility. As of December 31, 2007, there was no amount outstanding. The credit facilities contain certain covenants and restrictions, which, among other matters, require the maintenance of certain financial ratios and attainment of certain financial results.

The annual contractual maturities of long-term debt at December 31, 2007 are as follows:

2008	$1,345
2009	1,339
2010	1,014
2011	359
2012	372
Thereafter	232,731
Total long-term debt	$237,160

Convertible bond - On October 12, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (the “Notes”), which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. Interest will accrue on the Notes from and including October 12, 2006 or from and including the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date or maturity date, as the case may be. Commencing with the six-month period beginning October 1, 2011, and for each six-month period thereafter, we will, on the interest payment date for such interest period, pay contingent interest to the holders of the Notes under certain circumstances and in amounts described in the indenture. For U.S. Federal income tax purposes, we will treat, and each holder of the Notes will agree under the indenture to treat, the Notes as contingent payment debt instruments governed by special tax rules and to be bound by our application of those rules to the Notes.

The Notes will be convertible into cash or, at our option, cash and/or shares of our common stock based on an initial conversion rate, subject to adjustment, of 25.6419 shares per $1,000 principal amount of Notes, which represents an initial conversion price of $39.00 per share (split adjusted), in certain circumstances. In addition, following a “make-whole fundamental change” that occurs prior to October 1, 2011, we will, at our option, increase the conversion rate for a holder who elects to convert its Notes in connection with such “make-whole fundamental change,” in certain circumstances.

Note holders may convert their Notes prior to stated maturity only under the following circumstances: (i) during any calendar quarter after the calendar quarter ending December 31, 2006, if the closing sale price of our common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any five consecutive trading day period (we refer to this five consecutive trading day period as the “note measurement period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the note measurement period; (iii) upon the occurrence of specified corporate transactions; (iv) if we have called the Notes for redemption; and (v) at any time from, and including, September 1, 2011 to, and including, October 1, 2011 and at any time on or after October 1, 2024. Upon conversion, holders will receive cash, or at our option, cash and shares of our common stock based on the conversion payment terms described in the Note. The conversion obligation is based on the sum of the “daily settlement amounts” described in the prospectus for the 20 consecutive trading days that begin on, and include, the second trading day after the day the Notes are tendered for conversion.

On or after October 1, 2011, we may, from time to time, at our option, redeem the Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the Notes we redeem, plus any accrued and unpaid interest to, but excluding, the redemption date.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)

On each of October 1, 2011, October 1, 2016 and October 1, 2021, holders may require us to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date.

Note holders may require us to repurchase all or a portion of their Notes upon a fundamental change, as described in this prospectus, at a repurchase price in cash equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Future minimum interest payments related to the Notes as of December 31, 2007 are $5.2 million for each year from 2008 through 2012. Future minimum payments related to the Notes as of December 31, 2007 for 2012 and thereafter include $72.3 million in interest and $230 million in principal for a total of $302.3 million.

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

We intend to use the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or purchases of own common stock.

In connection with the issuance of the Notes, we incurred approximately $6.2 million of issuance costs, which primarily consisted of investment banker fees, legal and accounting fees. These costs are classified within Other Assets and are amortized as a component of interest expense using the straight-line method from issuance through October 12, 2011.

NOTE 9 - CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease agreements are summarized as follows:

For years ending December 31,

2008	$185
2009	185
2010	185
2011	185
Thereafter	942
1,682
Less: Interest	(206)
Present value of minimum lease payments	1,476

Less: Current portion	(145)
Long-term portion	$1,331

At December 31, 2007, property under capital leases had a cost of $2.4 million, and the related accumulated depreciation was $1.0 million. Depreciation of assets held under capital lease is included in depreciation expenses.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - ACCRUED LIABILITIES

Accrued liabilities at December 31 were:

	2006	2007

Compensation and payroll taxes	$9,746	$10,517
Equipment purchases	6,195	4,462
Accrued interest	1,121	1,294
Other	7,905	11,568
	$24,967	$27,841

NOTE 11 - STOCKHOLDERS’ EQUITY

On July 10, 2007, we declared a three-for-two stock split in the form of a 50% stock dividend payable on July 30, 2007 to stockholders of record on July 20, 2007. Under the terms of this stock dividend, our stockholders received one additional share for every two shares held on the record date. The dividend was paid in authorized but unissued shares of common stock. Fractional shares created by the stock dividend were paid in cash based upon the closing price of our common stock on the record date. The par value of our stock is not affected by the dividend and remains at $0.66 2/3 per share. The outstanding shares stated on the statement of stockholders’ equity, the balance sheet and the consolidated condensed statement of income and disclosures have been adjusted to reflect the effects of the stock split.

As of December 31, 2007, we had approximately 40.2 million outstanding common shares. During 2007, shares outstanding increased by approximately 1.2 million shares, due to approximately 1.1 million shares issued in conjunction with stock option exercises and 0.1 million shares issued in conjunction with vested restricted stock units.

Additional paid-in capital increased approximately $16.6 million in the year ended December 31, 2007, primarily due to $5.6 million in stock option expense, $4.3 million in share grant expense, and $6.7 million in conjunction with stock option exercises and vested restricted stock units.

We adopted the provisions of FASB Interpretation No. 48 (FIN48) effective January 1, 2007. As a result of the implementation of FIN48, during the first quarter of 2007, we increased our liability for unrecognized tax benefits by approximately $2.0 million, primarily related to our foreign subsidiaries, which was accounted for as a reduction to the January 1, 2007 retained earnings balance.

NOTE 12 - RESTRUCTURING COSTS

In the year ended December 31, 2007, we recorded approximately $1.1 million in restructuring costs related to the consolidation of our analog wafer probe and final test operations from Hsinchu, Taiwan to our manufacturing facilities in Shanghai, China. The expense primarily consisted of approximately $0.8 million in termination and severance costs and approximately $0.3 million in impairment of fixed assets and other. The restructuring has been completed as of December 31, 2007.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES

The components of the income tax provision are as follows:

	2005	2006	2007
Current tax provision
Federal	$3,013	$9,106	$-
Foreign	4,546	6,555	6,355
State	547	641	230
	8,106	16,302	6,585
Deferred tax expense	(1,421)	(4,613)	2,843
Total income tax provision	$6,685	$11,689	$9,428

Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2005, 2006, and 2007 is as follows:

	2005		2006		2007

		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings	Amount	earnings	Amount	earnings
Federal tax	$14,388	35.0	$21,392	35.0	$25,011	35.0
State income taxes, net of Federal tax benefit	1,891	4.6	2,506	4.1	231	0.3
Foreign income taxed at lower tax rates	(11,079)	(27.0)	(16,993)	(27.8)	(21,063)	(29.5)
Subpart F income	1,520	3.7	2,614	4.3	1,185	1.7
U.S. tax on undistributed foreign earnings	1,116	2.7	2,270	3.7	(3,339)	(4.7)
Valuation allowance - foreign tax credit carryforwards	-	-	-	-	5,044	7.1
Liability for unrecognized tax benefits	-		-		1,185	1.7
Other	(1,151)	(2.8)	(100)	(0.2)	1,174	1.6
Income tax provision	$6,685	16.3	$11,689	19.1	$9,428	13.2

Our global presence requires us to pay income taxes in a number of jurisdictions. In general, earnings in the U.S. and Taiwan are currently subject to tax rates of 39.5% and 25.0%, respectively. In addition, Taiwan earnings are subject to an additional 10% retained earnings tax should the Taiwan earnings not be distributed. Earnings of Diodes-Hong Kong are subject to a 17.5% tax for local sales or local source sales; all other Hong Kong sales are not subject to foreign income taxes. Earnings at Diodes-Taiwan and Diodes-Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by our China subsidiaries and sold to customers outside of Taiwan and Hong Kong, respectively. The U.S. tax rate on this Subpart-F income is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, we receive credit against our U.S. Federal tax liability for income taxes paid by our foreign subsidiaries.

As an incentive for the formation of Anachip, earnings of Diodes-Anachip are subject to a five-year tax holiday (subject to certain qualifications of Taiwanese tax law). In the third quarter of 2006, we elected to begin this five-year tax holiday as of January 1, 2006. Beginning 2011, Diodes-Anachip earnings will be subject to statutory Taiwan income tax.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES (Continued)

Diodes-China is located in the Songjiang district, where the standard central government tax rate was 24.0% through 2007. However, as an incentive for establishing Diodes-China, the earnings of Diodes-China were subject to a 0% tax rate by the central government from 1996 through 2000, and to a 12.0% tax rate from 2001 through 2007. In addition, due to a $15.0 million permanent re-investment of Diodes-China earnings in 2004, Diodes-China has received additional preferential tax treatment (earnings will be exempted from central government income tax for two years, and then subject to tax rates in the range of 12.0% to 12.5% for the following three years) on earnings that are generated by this $15.0 million investment.

In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China, the local government waived this tax from 1996 through 2006. Management expects this tax to be waived for 2007 as well; however, the local government can re-impose this tax at its discretion at any time.

In 2004, we established our second Shanghai-based manufacturing facility, Diodes-Shanghai, located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government standard tax rate is 15.0%, and there is no local government tax. As an incentive for establishing Diodes-Shanghai, the 2005 and 2006 earnings of Diodes-Shanghai were exempted from central government income tax, and for the years 2007 through 2009 its earnings will be subject to tax rates in the range of 7.5% to 10.0%.

The recent China government income tax reform terminates some existing tax incentives for foreign enterprises doing business in China. The central government tax rate in China will increase to 25.0% beginning in 2008; however we believe Diodes-China may qualify for a “high-technology” preferential tax treatment that could reduce the tax rate to 15.0%. It is unclear to what extent our China subsidiaries will continue to receive preferential tax treatment.

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

We adopted the provisions of FIN48 effective January 1, 2007. As a result of the implementation of FIN48, we increased our liability for unrecognized tax benefits, primarily related to our foreign subsidiaries, by approximately $2.0 million during the first quarter of 2007, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Accordingly, as of January 1, 2007 and December 31, 2007, approximately $3.2 million and $4.1 million, respectively, of unrecognized tax benefits, if recognized, would affect the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$3,200
Additions based on tax positions related to the current year	1,185
Reductions for tax positions of prior years	(263)

Balance at December 31, 2007	$4,122

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES (Continued)

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

At December 31, 2006 and 2007, our deferred tax assets and liabilities are comprised of the following items:

	2006	2007
Deferred tax assets, current
Inventory cost	$728	$1,229
Accrued expenses and accounts receivable	1,074	1,085
Foreign tax credit	1,100	-
Net operating loss carryforwards and other	1,294	1,200
Share based compensation and others	454	1,659
Total deferred tax assets, current	$4,650	$5,173
Deferred tax assets, non-current
Plant, equipment and intangible assets	$2,050	$544
Foreign tax credit	6,506	7,976
Research and development tax credit	1,434	1,868
Net operating loss carryforwards	4,549	1,887
Share based compensation and others	(2,108)	4,078
	12,431	16,353
Valuation allowance	-	(5,043)
Total deferred tax assets, non-current	$12,431	$11,310
Deferred tax liabilities, non-current
Step up in basis - acquisition	(2,366)	(2,284)
Convertible debt interest	(1,298)	(5,785)
U.S. tax on undistributed foreign earnings	(3,339)	-
Total deferred tax liabilities, non-current	$(7,003)	$(8,069)
Net deferred tax assets, non-current	$5,428	$3,241

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES (Continued)

Funds repatriated from foreign subsidiaries to the U.S. may be subject to Federal and state income taxes. On October 22, 2004, the President of the United States signed the American Jobs Creation Act (AJCA) into law. Originally intended to repeal the extraterritorial income (ETI) exclusion, which had triggered tariffs by the European Union, the AJCA expanded to cover a wide range of business tax issues. Among other items, the AJCA establishes a phased repeal of the ETI, a new incentive tax deduction for U.S. corporations to repatriate cash from foreign subsidiaries at a reduced tax rate (a deduction equal to 85% of cash dividends received in the year elected that exceeds a base-period amount) and significantly revises the taxation of U.S. companies doing business abroad. Under the guidelines of the AJCA, we developed a required domestic reinvestment plan, covering items such as U.S. bank debt repayment, U.S. capital expenditures and U.S. research and development activities, among others, to cover the dividend repatriation. During 2005, we repatriated $24.0 million from our foreign subsidiaries under the AJCA guidelines.

At of December 31, 2006, accumulated and undistributed earnings of Diodes-China and Diodes-Shanghai were approximately $67.0 million (including $28.5 million of restricted earnings, which are not available for dividends), which we considered as a permanent investment, and we had recorded $3.3 million in additional U.S. taxes, primarily for earnings of Diodes-Hong Kong.

With the establishment of the holding companies in 2007, the Company now intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries. Accordingly, the $3.3 million deferred tax liability was reversed during 2007 and U.S. taxes are no longer being recorded on undistributed foreign earnings.

As of December 31, 2007, the Company has undistributed earnings from its non-U.S. operations of approximately $167 million (including $28.5 million of restricted earnings which are not available for dividends). Additional Federal and state income taxes of approximately $40 million would be required should such earnings be repatriated to the U.S. parent.

For the years ended December 31, 2005 and 2006, we recorded tax benefits related to the exercise of non-qualified stock options and the disqualified disposition of incentive stock options, which were recorded as a credit to additional paid-in capital in the amount of $2.9 million and $6.7 million, respectively. No tax benefit was recorded for the tax year ended December 31, 2007.

At December 31, 2007, we had Federal and state net operating loss (NOL) carryforwards of approximately $39.0 million and $37.0 million, respectively, available to offset future regular and alternative minimum taxable income. The Federal NOL carryforwards will begin to expire in 2017 and the state NOL carryforwards will begin to expire in 2013. Furthermore, the tax benefits of approximately $22.8 million of NOLs related to stock option exercises in 2007 will be credited to additional paid-in capital when realized.

At December 31, 2007, we had Federal and state tax credit carryforwards of approximately $9.8 million and $0.4 million, respectively, available to offset future regular income and partially offset alternative minimum taxable income. During the year ended December 31, 2007, the Company determined that it was more likely than not that a portion of the Federal tax credit carryforwards would expire before they could be utilized. Accordingly, the Company recorded a $5.0 million valuation allowance during the twelve months ended December 31, 2007. The Federal credit carryforwards will begin to expire in 2009 and the state credit carryforwards will begin to expire in 2020.

 NOTE 14 - EMPLOYEE BENEFIT PLANS

We maintain a 401(k) retirement plan (the Plan) for the benefit of qualified employees at our U.S. locations. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. We make a matching contribution of $1 for every $2 contributed by the participant up to 6% (3% maximum matching) of the participant’s eligible payroll. In addition, we may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan.

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

For the years ended December 31, 2005, 2006, and 2007, total amounts expensed under these plans were approximately $1.8 million, $2.6 million and $2.9 million, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SHARE-BASED COMPENSATION

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

Beginning in fiscal year 2006, we adopted SFAS No. 123R, “Share-Based Payments” (SFAS 123R), on a modified prospective transition method to account for our employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated, and thus do not include the additional compensation expense. In the year ended December 31, 2006, operating income decreased by $6.5 million, net income decreased by $5.4 million (net of tax benefits recognized $1.1 million), and diluted earnings per share were reduced by approximately $0.10. In the year ended December 31, 2007, operating income decreased by $5.6 million, net income decreased by $4.3 million (net of tax benefits recognized $1.3 million), and diluted earnings per share were reduced by approximately $0.07. For the years ended December 31, 2006 and 2007, share-based compensation expense associated with our stock options are as follows:

	2006	2007
Selling, general and administrative expense	$5,394	$4,824
Research and development expense	603	463
Cost of goods sold	469	273

Total share-based compensation expense	$6,466	$5,560

Share-based compensation expense for stock options granted during 2005, 2006 and 2007 were calculated on the date of grant using the following weighted-average forfeiture rates, and the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2005	2006	2007

Expected volatility	60.00%	54.34%	54.52%
Expected term (years)	5.00	5.88	6.63
Risk free interest rate	3.85%	4.73%	4.91%
Forfeiture rate	2.54%	2.56%	2.50%
Dividend yield	N/A	N/A	N/A

Expected volatility - We estimate expected volatility using historical volatility. Public trading volume on options in our stock is not material. As a result, we determined that utilizing an implied volatility factor would not be appropriate. We calculate historical volatility for the period that is commensurate with the option's expected term assumption.

Expected term - We have evaluated expected term based on history and exercise patterns across its demographic population. We believe that this historical data is the best estimate of the expected term of a new option. The expected term for officers and Directors is 6.94 years, while the expected term for all other employees is 4.66 years.

Risk free interest rate - We estimate the risk-free interest rate based on zero-coupon U.S. treasury securities for a period that is commensurate with the expected term assumption.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SHARE-BASED COMPENSATION (Continued)

Forfeiture rate - The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest as SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied an annual forfeiture rate of 2.54%, 2.56%, and 2.50% to all unvested options as of December 31, 2005, 2006, and 2007, respectively. This analysis will be re-evaluated at least annually, and the forfeiture rate will be adjusted as necessary.

Dividend yield - We historically have not paid a cash dividend; therefore this input is not applicable.

Discount for post vesting restrictions - This input is not applicable.

For the years ended December 31, 2005, 2006 and 2007, we granted stock options to purchase 1.2 million, 0.4 million and 0.3 million shares of our common stock, respectively, which vest in equal annual installments over a three or four-year period and expire ten years from the date of grant. The weighted-average grant-date fair value of options granted during 2005, 2006 and 2007 was $8.1, $13.0, and $14.7, respectively. The total intrinsic value (actual gain) of options exercised during 2005, 2006 and 2007 was approximately $11.9 million, $23.2 million, and $26.7 million, respectively.

At December 31, 2007, un-amortized compensation expense related to unvested options, net of estimated forfeitures, was approximately $7.3 million. The weighted average period over which share-based compensation expense related to these options will be recognized is 2.5 years.

A summary of our stock option plans as of December 31 is as follows:

Stock options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2005	6,163	$4.73	6.70	$20,727
Granted	1,250	14.89
Exercised	(1,182)	3.51		11,902
Forfeited or expired	(92)	8.74
Outstanding at December 31, 2005	6,139	6.97	6.74	84,277

Outstanding at January 1, 2006	6,139	6.97
Granted	365	23.05
Exercised	(1,055)	4.14		23,164
Forfeited or expired	(81)	16.03
Outstanding at December 31, 2006	5,368	8.49	6.36	81,396
Exercisable at December 31, 2006	3,910	5.97	5.57	69,161

Outstanding at January 1, 2007	5,368	8.49
Granted	265	24.96
Exercised	(1,260)	6.04		26,722
Forfeited or expired	(105)	19.53
Outstanding at December 31, 2007	4,268	$10.06	5.95	$85,393
Exercisable at December 31, 2007	3,411	$7.55	5.36	$76,814

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SHARE-BASED COMPENSATION (Continued)

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

Had we accounted for stock-based compensation plans using the fair value based accounting method described by SFAS 123R for the periods prior to fiscal year 2006, our earnings per share for 2005 would have approximated the following:
2005
Net income, as reported	$ 33,329
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax benefits	(2,805)
Pro forma net income	$30,524
Earnings per share:
Basic
- As reported	$0.96
- Pro forma	$0.88
Diluted
- As reported	$0.86
- Pro forma	$0.79

As of December 31, 2007, approximately 3.4 million of the 4.3 million outstanding stock options were exercisable. The following table summarizes information about stock options outstanding at December 31, 2007:

Plan	Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price
'93 NQQ	$1.33-7.09	377	2.19	$4.73
'93 ISO	1.85-7.09	329	2.93	5.22
'01 Plan	2.47-28.45	3,562	6.62	11.08
Total	$1.33-28.45	4,268	5.95	$10.06

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SHARE-BASED COMPENSATION (Continued)

The following summarizes information about stock options exercisable at December 31, 2007:

Plan	Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price
'93 NQQ	$1.33-7.09	377	2.19	$4.73
'93 ISO	1.85-7.09	329	2.93	5.22
'01 Plan	2.47-28.45	2,705	6.08	8.23
Total	$1.33-28.45	3,411	5.36	$7.55

Share Grants - Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period. A summary of our non-vested share grants in 2005, 2006 and 2007 are presented below:

		Weighted-Average
		Grant-Date
Restricted Stock Grants	Shares	Fair Value

Nonvested at January 1, 2005	-	$-
Granted	495	11.53
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2005	495	$11.53

Nonvested at January 1, 2006	495	$11.53
Granted	364	23.26
Vested	-	-
Forfeited	(7)	23.31
Nonvested at December 31, 2006	852	$16.45

Nonvested at January 1, 2007	852	$16.45
Granted	297	26.00
Vested	(84)	23.19
Forfeited	(47)	23.73
Nonvested at December 31, 2007	1,018	$18.34

For each of the years ended December 31 of 2005, 2006 and 2007, there were $0, $1.8 million and $4.3 million of total recognized share-based compensation expense related to restricted stock arrangements granted under the plans. The total of unrecognized share-based compensation expense as of December 31 of 2005, 2006 and 2007 was $3.9 million, $10.2 million and $12.9 million, respectively. This cost is expected to be recognized over a weighted average period of 2.8 years.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - RELATED PARTY TRANSACTIONS

We conduct business with one related party company, Lite-On Semiconductor Corporation (“LSC”) (and its subsidiaries and affiliates) and one significant company, Zi Yun International (Zi Yun) (formerly Keylink International) (and its subsidiaries and affiliates). LSC is our largest stockholder and owns 21.6% of our outstanding Common Stock as of December 31, 2007. Zi Yun is our 5% joint venture partner in Diodes-China and Diodes-Shanghai. C.H. Chen, our former President and Chief Executive Officer, and current Vice Chairman of our Board of Directors, is also Vice Chairman of LSC. M.K. Lu, a member of our Board of Directors until May 2007, served as President of LSC until May 2007, while Raymond Soong, the Chairman of our Board of Directors, is the Chairman of LSC as well as Chairman of Lite-On Technology Corporation, a significant shareholder of LSC. L.P. Hsu, a member of our Board since May 2007 serves as a consultant to LSC. We consider our relationship with LSC, a member of the Lite-On Group of companies, to be mutually beneficial and we plan to continue our strategic alliance together as we have since 1991.

The Audit Committee of our Board of Directors conducts an appropriate review of allall related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.

Lite-On Semiconductor Corporation (LSC) - We sold silicon wafers to LSC totaling 9.6%, 6.5% and 6.2% of total sales for the years ended December 31, 2005, 2006 and 2007, respectively, making LSC our largest customer. Also for the years ended December 31, 2005, 2006 and 2007, 14.7%, 13.0% and 11.3%, respectively, of our net sales were from discrete semiconductor products purchased from LSC for subsequent sale by us, making LSC our largest outside supplier. We also rent warehouse space in Hong Kong from a member of the Lite-On Group, which also provides us with warehousing services at that location. For 2005, 2006 and 2007, we reimbursed this entity in aggregate amounts of $0.3 million, $0.5 million and $0.5 million, respectively, for these items. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties.

Net sales to, and purchases from, LSC were as follows for years ended December 31:

	2005	2006	2007

Net sales	$20,608	$22,374	$24,809

Purchases	$22,289	$48,778	$49,224

In December 2000, we acquired FabTech, Inc. from LSC for approximately $6.0 million cash plus $19.0 million in assumed debt (the debt was due primarily to LSC). As per the terms of the acquisition, we entered into several management incentive agreements with members of FabTech's management, which provided FabTech's management with guaranteed annual payments as well as contingent bonuses based on the annual profitability of FabTech, subject to a maximum annual amount. Any portion of the guaranteed and contingent liability paid by FabTech was reimbursed by LSC. The final year of the management incentive agreements was 2004, with final payment made on March 31, 2005. LSC reimbursed us $0.4 million in 2003, 2004, and 2005 for each of 2002, 2003 and 2004, for amounts paid by us under these management incentive agreements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - RELATED PARTY TRANSACTIONS (Continued)

Zi Yun International Pte. Ltd. (Zi Yun) - We sell product to, and purchase inventory from, companies owned by our 5% Diodes-China and Diodes-Shanghai minority shareholder. We sold silicon wafers to companies owned by Zi Yun totaling 0.6%, 0.4% and 0.6% of total sales for the years ended December 31, 2005, 2006 and 2007, respectively. Also for the years ended December 31, 2005, 2006 and 2007, 3.0%, 2.3% and 1.5%, respectively of our net sales were from discrete semiconductor products purchased from companies owned by Zi Yun. In addition, Diodes-China and Diodes-Shanghai lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Zi Yun. We also pay a consulting fee to Zi Yun. The aggregate amounts for these services for the years ended December 31, 2005, 2006 and 2007 were $6.6 million, $7.9 million and $9.4 million, respectively. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties.

Net sales to, and purchases from, companies owned by Zi Yun were as follows for years ended December 31st:

	2005	2006	2007

Net sales	$1,336	$1,481	$2,586

Purchases	$3,882	$5,973	$6,005

Accounts receivable from, and accounts payable to, LSC and Zi Yun were as follows as of December 31st:

	2006	2007
Accounts receivable
LSC	$4,848	$3,526
Zi Yun International	1,299	1,879
	$6,147	$5,405

Accounts payable
LSC	$8,646	$8,906
Zi Yun International	3,474	4,229
	$12,120	$13,135

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION

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

Our operations include the domestic operations (Diodes Incorporated and Diodes-FabTech) located in the U.S. and the Asia operations (Diodes-Taiwan located in Taipei, Taiwan, Diodes-Anachip located in Hsinchu, Taiwan, Diodes-China and Diodes-Shanghai both located in Shanghai, China, and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European operations, which accounted for approximately 2.6%, 3.3% and 4.2% of total sales for the years ended December 31, 2005, 2006 and 2007, respectively, are consolidated into the domestic (North America) operations.

2007	Asia	U.S.A.	Consolidated

Total Sales	$514,195	$122,274	$636,469
Inter-company sales	(211,913)	(23,397)	(235,310)
Net sales	$302,282	$98,877	$401,159

Long-lived assets, net	$105,100	$27,950	$133,050
Assets	$240,196	$466,169	$706,365

2006	Asia	U.S.A.	Consolidated

Total Sales	$405,002	$117,867	$522,869
Inter-company sales	(158,131)	(21,430)	(179,561)
Net sales	$246,871	$96,437	$343,308

Long-lived assets, net	$105,020	$26,148	$131,168
Assets	$241,979	$380,160	$622,139

2005	Asia	U.S.A.	Consolidated

Total Sales	$238,825	$90,707	$329,532
Inter-company sales	(98,427)	(16,340)	(114,767)
Net sales	$140,398	$74,367	$214,765

Long-lived assets, net	$58,283	$15,737	$74,020
Assets	$139,863	$149,652	$289,515

The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SEGMENT INFORMATION (Continued)

Geographic Information

Revenues were derived from (shipped to) customers located in the following countries. “All Others” represents countries with less than 10% of total revenues each (in thousands):

		% of Total
2007	Revenue	Revenue
China	$156,183	38.9%
Taiwan	102,562	25.6%
United States	81,408	20.3%
All Others	61,006	15.2%
Total	$401,159	100.0%

		% of Total
2006	Revenue	Revenue
China	$118,303	34.5%
Taiwan	96,401	28.1%
United States	76,357	22.2%
All Others	52,247	15.2%
Total	$343,308	100.0%

		% of Total
2005	Revenue	Revenue
China	$68,050	31.7%
Taiwan	59,838	27.9%
United States	54,981	25.6%
All Others	31,896	14.8%
Total	$214,765	100.0%

Major customers - In 2007, we sold finished goods and silicon wafers to LSC totaling 6.2% (6.5% in 2006 and 9.6% in 2005) of our total net sales, thus LSC is our largest customer. No customer accounted for 10% or greater of our total net sales in 2005, 2006, and 2007.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18- COMMITMENTS AND CONTINGENCIES

Operating leases - We lease offices, manufacturing plants and warehouses under operating lease agreements expiring through December 2012. Rental expense amounted to approximately $3.7 million, $4.0 million and $4.3 million for the years ended December 31, 2005, 2006, and 2007, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2007 are:

2008	$4,512
2009	3,027
2010	2,159
2011	2,151
2012 and thereafter	3,132

$14,981

Purchase commitments - We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment in China, for approximately $1.8 million at December 31, 2007.

Legal proceedings - The Company is involved, from time to time, in claims, proceedings and litigation arising in the normal course of business. The Company believes that, to the extent that it exists, any pending or threatened litigation involving the Company or its properties will not likely have a material adverse effect on the Company’s financial condition or results of operations.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2007
Net sales	$92,020	$96,283	$105,264	$107,591

Gross profit	29,524	30,678	34,152	36,024

Net income	13,009	12,249	16,101	18,298

Earnings per share
Basic	$0.33	$0.31	$0.40	$0.46
Diluted	0.31	0.29	0.38	0.43

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2006
Net sales	$73,589	$82,712	$92,575	$94,432

Gross profit	24,214	27,433	30,696	31,549

Net income	9,312	11,385	12,770	14,675

Earnings per share
Basic	$0.25	$0.30	$0.33	$0.38
Diluted	0.23	0.27	0.30	0.35

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2005
Net sales	$48,600	$50,598	$54,200	$61,367

Gross profit	16,596	17,496	18,877	21,407

Net income	7,240	7,665	8,383	10,041

Earnings per share
Basic	$0.23	$0.23	$0.25	$0.27
Diluted	0.21	0.21	0.23	0.24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew Lu	February 29, 2008
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Carl C. Wertz	February 29, 2008
CARL C. WERTZ
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Keh-Shew Lu, President and Chief Executive Officer and Carl C. Wertz, Chief Financial Officer, Treasurer, and Secretary, his true and lawful attorneys-in-fact and agents, with full power of substitution, to sign and execute on behalf of the undersigned and any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2008.

/s/ Keh-Shew, Lu
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Carl C. Wertz
CARL C. WERTZ
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

/s/ Raymond Soong	/s/ C.H. Chen
RAYMOND SOONG	C.H. CHEN
Chairman of the Board of Directors	Director

/s/ Michael R. Giordano	/s/ L.P. Hsu
MICHAEL R. GIORDANO	L.P. HSU
Director	Director

/s/ Keh-Shew Lu	/s/ John M. Stich
KEH-SHEW LU	JOHN M. STICH
Director	Director

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

2.4	Second Amendment to Asset Purchase Agreement dated as of October 31, 2006, by and among Diodes Incorporated, DII Taiwan Corporation Ltd., APD Semiconductor, Inc. and APD Semiconductor (Asia) Inc(4)
3.1	Certificate of Incorporation, as amended (5)
3.2	Amended By-laws of the Company dated July 19, 2007 (6)
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share (7)
4.2	Form of Convertible Senior Notes due 2026 (8)
4.3	Form of Indenture for the Convertible Senior Notes due 2026 (9)
10.1 *	Company’s 401(k) Plan - Adoption Agreement (10)
10.2 *	Company’s 401(k) Plan - Basic Plan Documentation #03 (10)
10.3 *	Company’s Incentive Bonus Plan (11)
10.4 *	Company’s 1993 Non-Qualified Stock Option Plan (11)
10.5 *	Company’s 1993 Incentive Stock Option Plan (10)
10.6	KaiHong Compensation Trade Agreement for SOT-23 Product (12)
10.7	KaiHong Compensation Trade Agreement for MELF Product (13)
10.8	Lite-On Power Semiconductor Corporation Distributorship Agreement (14)
10.9	Loan Agreement between the Company and FabTech Incorporated (15)
10.10	KaiHong Joint Venture Agreement between the Company and Mrs. J.H. Xing (15)
10.11	Quality Assurance Consulting Agreement between LPSC and Shanghai KaiHong Electronics Company, Ltd. (16)
10.12	Guaranty Agreement between the Company and Shanghai KaiHong Electronics Co., Ltd. (17)
10.13	Guaranty Agreement between the Company and Xing International, Inc. (17)
10.14	Bank Guaranty for Shanghai KaiHong Electronics Co., LTD (18)
10.15	Consulting Agreement between the Company and J.Y. Xing (19)
10.16	Diodes-Taiwan Relationship Agreement for FabTech Wafer Sales (20)
10.17	Volume Purchase Agreement dated as of October 25, 2000, between FabTech, Inc. and Lite-On Power Semiconductor Corporation (21)
10.18	Diodes Incorporated Building Lease - Third Amendment (22)
10.19*	2001 Omnibus Equity Incentive Plan (23)
10.20	Sale and Leaseback Agreement between the Company and Shanghai Ding Hong Company, Ltd. (24)
10.21	Lease Agreement between the Company and Shanghai Ding Hong Company, Ltd. (24)
10.22	Lease Agreement for Plant #2 between the Company and Shanghai Ding Hong Electronic Equipment Limited (25)
10.23	$5 Million Term Note with Union Bank (25)
10.24	First Amendment To Amended And Restated Credit Agreement (25)
10.25	Covenant Agreement between Union Bank and FabTech, Inc. (25)
10.26	Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd. (25)
10.27	Lease Agreement between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd. (25)
10.28	Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd. (25)
10.29	Second Amendment to Amended and Restated Credit Agreement dated as of August 29, 2005, between Diodes Incorporated and Union Bank of California, N.A. (26)
10.30	Covenant Agreement dated as of August 29, 2005, between FabTech, Inc. and Union Bank of California, N.A. (26)
10.31	Revolving Note dated as of August 29, 2005, of Diodes Incorporated payable to Union Bank of California, N.A. (26)
10.32	Term Note dated as of August 29, 2005, of FabTech, Inc. payable to Union Bank of California, N.A. (26)
10.33	Security Agreement dated as of February 27, 2003, between the Company and Union Bank of California, N.A. (26)
10.34	Security Agreement dated as of February 27, 2003, between FabTech, Inc. and Union Bank of California, N.A. (26)
10.35	Continuing Guaranty dated as of December 1, 2000, between the Company and Union Bank of California, N.A. (26)

10.36	Continuing Guaranty dated as of December 1, 2000, between FabTech, Inc. and Union Bank of California, N.A. (26)
10.37*	Employment agreement between Diodes Incorporated and Dr. Keh-Shew Lu dated August 29, 2005(27)
10.38*	Employment agreement between Diodes Incorporated and Joseph Liu, dated August 29, 2005. (27)
10.39*	Employment agreement between Diodes Incorporated and Mark King, dated August 29, 2005. (27)
10.40*	Employment agreement between Diodes Incorporated and Carl Wertz, dated August 29, 2005. (27)
10.41*	Form of Indemnification Agreement between Diodes and its directors and executive officers.(27)
10.42	Wafer purchase Agreement dated January 10, 2006 between Diodes Incorporated Taiwan Co., Ltd and Lite-on Semiconductor Corporation(28)
10.43	Supplementary to the Lease Agreement dated on September 5, 2004 with Shanghai Ding Hong Electronic Co., Ltd. (29)
10.44	Supplementary to the Lease Agreement dated on June 28, 2004 with Shanghai Yuan Hao Electronic Co., Ltd. (29)
10.45	Agreement on Application, Construction and Transfer of Power Facilities, dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd (29)
10.46*	Amendment of 1993 Non-Qualified Stock Option Plan, the 1993 Incentive Stock Option Plan and the 2001 Equity Incentive Plan of the Company dated as of September 22, 2006(30)
10.47	Amended and Restated Lease Agreement dated as of September 1, 2006, between Diodes FabTech, Inc. with Townsend Summit, LLC(31)
10.48	Agreement on purchase of office building located in Taiwan dated April 14, 2006, between Diodes Taiwan and First International Computer, Inc. (31)
10.49*	Deferred Compensation Plan effective January 1, 2007 (32)
10.50	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd.
10.51	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes China and Shanghai Ding Hong Electronic Co., Ltd
10.52	Plating Process Agreement made and entered into among Diodes China, Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.
10.53
Supplementary Agreement dated December 31, 2007 to the Lease Agreement dated June, 28, 2004 for Leasing Diodes Shanghai New Building's Fourth and Fifth Floor between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd.

10.54	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007 between Diodes Shanghai and Shanghai Ding Hong Electronic Co., Ltd.
10.55	Consulting Agreement between the Company and Mr. M.K. Lu.
14	Code of Ethics for Chief Executive Officer and Senior Financial Officers (33)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1943, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1943, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with Company’s Form 8-K, filed with the Commission on December 21, 2005, which is hereby incorporated by reference.

(2)	Previously filed with Company’s Form 8-K, filed with the Commission on October 24, 2006 which is hereby incorporated by reference.

(3)	Previously filed with Company’s Form 8-K, filed with the Commission on October 24, 2006 which is hereby incorporated by reference.

(4)	Previously filed with Company’s Form 8-K, filed with the Commission on November 7, 2006 which is hereby incorporated by reference.

(5)	Previously filed as Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-127833) filed on September 8, 2005, which is hereby incorporated by reference.

(6)	Previously filed with Company’s Form 8-K, filed with the Commission on July 23, 2007, which is hereby incorporated by reference.

(7)	Previously filed as Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (Registration No. 333-127833 filed on August 25, 2005, which is hereby incorporated by reference.

(8)	Previously filed as Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (Registration No. 333-137803) filed on October 4, 2006, which is hereby incorporated by reference.

(9)	Previously filed as Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (Registration No. 333-137803) filed on October 4, 2006, which is hereby incorporated by reference.

(10)	Previously filed with Company’s Form 10-K, filed with the Commission on March 31, 1995, which is hereby incorporated by reference.

(11)	Previously filed with Company’s Form S-8, filed with the Commission on May 9, 1994, which is hereby incorporated by reference.

(12)	Previously filed as Exhibit 10.2 to Form 10-Q/A, filed with the Commission on October 27, 1995, which is hereby incorporated by reference.

(13)	Previously filed as Exhibit 10.3 to Form 10-Q/A, filed with the Commission on October 27, 1995, which is hereby incorporated by reference.

(14)	Previously filed as Exhibit 10.4 to Form 10-Q, filed with the Commission on July 27, 1995, which is hereby incorporated by reference.

(15)	Previously filed with Company’s Form 10-K, filed with the Commission on April 1, 1996, which is hereby incorporated by reference.

(16)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 15, 1996, which is hereby incorporated by reference.

(17)	Previously filed with Company’s Form 10-K, filed with the Commission on March 26, 1997, which is hereby incorporated by reference.

(18)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 11, 1998, which is hereby incorporated by reference.

(19)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 11, 1998, which is hereby incorporated by reference.

(20)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 10, 1999, which is hereby incorporated by reference.

(21)	Previously filed with Company’s Form 8-K, filed with the Commission on December 14, 2000, which is hereby incorporated by reference.

(22)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 2, 2001, which is hereby incorporated by reference.

(23)	Previously filed with Company’s Definitive Proxy Statement, filed with the Commission on April 27, 2001, which is hereby incorporated by reference.

(24)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 15, 2002, which is hereby incorporated by reference.

(25)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 9, 2004, which is hereby incorporated by reference.

(26)	Previously filed with Company’s Form 8-K, filed with the Commission on September 2, 2005, which is hereby incorporated by reference.

(27)	Previously filed with Company’s Form 8-K, filed with the Commission on September 2, 2005, which is hereby incorporated by reference.

(28)	Previously filed with Company's Form 8-K, filed with the Commission on January 12, 2006.

(29)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 10, 2006 which is hereby incorporated by reference.

(30)	Previously filed with Company’s Form 8-K, filed with the Commission on September 26, 2006 which is hereby incorporated by reference.

(31)	Previously filed with Company’s Form 8-K, filed with the Commission on October 11, 2006 which is hereby incorporated by reference.

(32)	Previously filed with Company's Form 8-K, filed with the Commission on January 8, 2007.

(33)	Provided in the Corporate Governance portion of the Investor Relations section of the Company's website at http://www.diodes.com.

*  Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.