Form 10-K/A
period 2007-12-31
DIODES INC /DEL/
filed 2008-03-12
CIK 29002

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Diodes Incorporated (the “Company”) for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2008 (the “Original Filing”). The Company is filing this Amendment to include certain exhibits required by Part IV, Item 15(b) that were unintentionally omitted from the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, the Company is including with this Amendment certain currently dated certifications (the original signed certifications were obtained by us prior to our filing of the Original Filing with the SEC). Accordingly, Item 15(b) of Part IV has also been amended to reflect the filing of these currently dated certifications. However, in order to reduce printing and mailing costs, for purposes of providing the disclosure required under SEC rules, in the Company’s fiscal 2007 Annual Report to Shareholders (the “Annual Report”), the Company intends to provide shareholders (1) this Form 10-K/A, without exhibit index and exhibits, together with (2) the Original Filing filed on February 29, 2008 including the currently dated certifications and previously omitted exhibit.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the additional information included in Part IV of this Form 10-K/A. Additionally, this amended Form 10-K/A, except for the additional information included in Part IV, is as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

 PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits

The exhibits listed on the Index to Exhibits at page 5 are filed as exhibits or incorporated by reference to this Annual Report on Form 10-K/A.

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

2.4	Second Amendment to Asset Purchase Agreement dated as of October 31, 2006, by and among Diodes Incorporated, DII Taiwan Corporation Ltd., APD Semiconductor, Inc. and APD Semiconductor (Asia) Inc(4)
3.1	Certificate of Incorporation, as amended (5)
3.2	Amended By-laws of the Company dated July 19, 2007 (6)
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share (7)
4.2	Form of Convertible Senior Notes due 2026 (8)
4.3	Form of Indenture for the Convertible Senior Notes due 2026 (9)
10.1 *	Company’s 401(k) Plan - Adoption Agreement (10)
10.2 *	Company’s 401(k) Plan - Basic Plan Documentation #03 (10)
10.3 *	Company’s Incentive Bonus Plan (11)
10.4 *	Company’s 1993 Non-Qualified Stock Option Plan (11)
10.5 *	Company’s 1993 Incentive Stock Option Plan (10)
10.6	KaiHong Compensation Trade Agreement for SOT-23 Product (12)
10.7	KaiHong Compensation Trade Agreement for MELF Product (13)
10.8	Lite-On Power Semiconductor Corporation Distributorship Agreement (14)
10.9	Loan Agreement between the Company and FabTech Incorporated (15)
10.10	KaiHong Joint Venture Agreement between the Company and Mrs. J.H. Xing (15)
10.11	Quality Assurance Consulting Agreement between LPSC and Shanghai KaiHong Electronic Company, Ltd. (16)
10.12	Guaranty Agreement between the Company and Shanghai KaiHong Electronic Co., Ltd. (17)
10.13	Guaranty Agreement between the Company and Xing International, Inc. (17)
10.14	Bank Guaranty for Shanghai KaiHong Electronic Co., LTD (18)
10.15	Consulting Agreement between the Company and J.Y. Xing (19)
10.16	Diodes-Taiwan Relationship Agreement for FabTech Wafer Sales (20)
10.17	Volume Purchase Agreement dated as of October 25, 2000, between FabTech, Inc. and Lite-On Power Semiconductor Corporation (21)
10.18	Diodes Incorporated Building Lease - Third Amendment (22)
10.19*	2001 Omnibus Equity Incentive Plan (23)
10.20	Sale and Leaseback Agreement between the Company and Shanghai Ding Hong Company, Ltd. (24)
10.21	Lease Agreement between the Company and Shanghai Ding Hong Company, Ltd. (24)
10.22	Lease Agreement for Plant #2 between the Company and Shanghai Ding Hong Electronic Equipment Limited (25)
10.23	$5 Million Term Note with Union Bank (25)
10.24	First Amendment To Amended And Restated Credit Agreement (25)
10.25	Covenant Agreement between Union Bank and FabTech, Inc. (25)
10.26	Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd. (25)
10.27	Lease Agreement between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd. (25)
10.28	Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd. (25)
10.29	Second Amendment to Amended and Restated Credit Agreement dated as of August 29, 2005, between Diodes Incorporated and Union Bank of California, N.A. (26)
10.30	Covenant Agreement dated as of August 29, 2005, between FabTech, Inc. and Union Bank of California, N.A. (26)
10.31	Revolving Note dated as of August 29, 2005, of Diodes Incorporated payable to Union Bank of California, N.A. (26)
10.32	Term Note dated as of August 29, 2005, of FabTech, Inc. payable to Union Bank of California, N.A. (26)
10.33	Security Agreement dated as of February 27, 2003, between the Company and Union Bank of California, N.A. (26)
10.34	Security Agreement dated as of February 27, 2003, between FabTech, Inc. and Union Bank of California, N.A. (26)
10.35	Continuing Guaranty dated as of December 1, 2000, between the Company and Union Bank of California, N.A. (26)

10.36	Continuing Guaranty dated as of December 1, 2000, between FabTech, Inc. and Union Bank of California, N.A.(26)
10.37*	Employment agreement between Diodes Incorporated and Dr. Keh-Shew Lu dated August 29, 2005(27)
10.38*	Employment agreement between Diodes Incorporated and Joseph Liu, dated August 29, 2005. (27)
10.39*	Employment agreement between Diodes Incorporated and Mark King, dated August 29, 2005. (27)
10.40*	Employment agreement between Diodes Incorporated and Carl Wertz, dated August 29, 2005. (27)
10.41*	Form of Indemnification Agreement between Diodes and its directors and executive officers.(27)
10.42	Wafer purchase Agreement dated January 10, 2006 between Diodes Incorporated Taiwan Co., Ltd and Lite-on Semiconductor Corporation (28)
10.43	Supplementary to the Lease Agreement dated on September 5, 2004 with Shanghai Ding Hong Electronic Co., Ltd. (29)
10.44	Supplementary to the Lease Agreement dated on June 28, 2004 with Shanghai Yuan Hao Electronic Co., Ltd. (29)
10.45	Agreement on Application, Construction and Transfer of Power Facilities, dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd (29)
10.46*	Amendment of 1993 Non-Qualified Stock Option Plan, the 1993 Incentive Stock Option Plan and the 2001 Equity Incentive Plan of the Company dated as of September 22, 2006 (30)
10.47	Amended and Restated Lease Agreement dated as of September 1, 2006, between Diodes FabTech, Inc. with Townsend Summit, LLC (31)
10.48	Agreement on purchase of office building located in Taiwan dated April 14, 2006, between Diodes Taiwan and First International Computer, Inc. (31)
10.49*	Deferred Compensation Plan effective January 1, 2007 (32)
10.50	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd. (34)
10.51	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes China and Shanghai Ding Hong Electronic Co., Ltd. (34)
10.52	Plating Process Agreement made and entered into among Diodes China, Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd. (34)
10.53
Supplementary Agreement dated December 31, 2007 to the Lease Agreement dated June, 28, 2004 for Leasing Diodes Shanghai New Building’s Fourth and Fifth Floor between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd. (34)

10.54	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007 between Diodes Shanghai and Shanghai Ding Hong Electronic Co., Ltd. (34)
10.55	Consulting Agreement between the Company and Mr. M.K. Lu. (34)
14	Code of Ethics for Chief Executive Officer and Senior Financial Officers (33)
21**	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm (34)
31.1**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (dated February 29, 2008)
31.1A**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (dated March 12, 2008)
31.2**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (dated February 29, 2008)
31.2A**	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (dated March 12, 2008)
32.1**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (dated February 29, 2008)
32.1A**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (dated March 12, 2008)
32.2**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (dated February 29, 2008)
32.2A**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (dated March 12, 2008)

(1)	Previously filed with Company’s Form 8-K, filed with the Commission on December 21, 2005, which is hereby incorporated by reference.
(2)	Previously filed with Company’s Form 8-K, filed with the Commission on October 24, 2006 which is hereby incorporated by reference.
(3)	Previously filed with Company’s Form 8-K, filed with the Commission on October 24, 2006 which is hereby incorporated by reference.
(4)	Previously filed with Company’s Form 8-K, filed with the Commission on November 7, 2006 which is hereby incorporated by reference.
(5)	Previously filed as Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 333-127833) filed on September 8, 2005, which is hereby incorporated by reference.
(6)	Previously filed with Company’s Form 8-K, filed with the Commission on July 23, 2007, which is hereby incorporated by reference.
(7)	Previously filed as Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (Registration No. 333-127833 filed on August 25, 2005, which is hereby incorporated by reference.
(8)	Previously filed as Exhibit 4.1 of the Company’s Registration Statement on Form S-3 (Registration No. 333-137803) filed on October 4, 2006, which is hereby incorporated by reference.
(9)	Previously filed as Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (Registration No. 333-137803) filed on October 4, 2006, which is hereby incorporated by reference.
(10)	Previously filed with Company’s Form 10-K, filed with the Commission on March 31, 1995, which is hereby incorporated by reference.
(11)	Previously filed with Company’s Form S-8, filed with the Commission on May 9, 1994, which is hereby incorporated by reference.
(12)	Previously filed as Exhibit 10.2 to Form 10-Q/A, filed with the Commission on October 27, 1995, which is hereby incorporated by reference.
(13)	Previously filed as Exhibit 10.3 to Form 10-Q/A, filed with the Commission on October 27, 1995, which is hereby incorporated by reference.
(14)	Previously filed as Exhibit 10.4 to Form 10-Q, filed with the Commission on July 27, 1995, which is hereby incorporated by reference.
(15)	Previously filed with Company’s Form 10-K, filed with the Commission on April 1, 1996, which is hereby incorporated by reference.
(16)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 15, 1996, which is hereby incorporated by reference.
(17)	Previously filed with Company’s Form 10-K, filed with the Commission on March 26, 1997, which is hereby incorporated by reference.
(18)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 11, 1998, which is hereby incorporated by reference.
(19)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 11, 1998, which is hereby incorporated by reference.
(20)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 10, 1999, which is hereby incorporated by reference.
(21)	Previously filed with Company’s Form 8-K, filed with the Commission on December 14, 2000, which is hereby incorporated by reference.
(22)	Previously filed with Company’s Form 10-Q, filed with the Commission on November 2, 2001, which is hereby incorporated by reference.
(23)	Previously filed with Company’s Definitive Proxy Statement, filed with the Commission on April 27, 2001, which is hereby incorporated by reference.
(24)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 15, 2002, which is hereby incorporated by reference.
(25)	Previously filed with Company’s Form 10-Q, filed with the Commission on August 9, 2004, which is hereby incorporated by reference.
(26)	Previously filed with Company’s Form 8-K, filed with the Commission on September 2, 2005, which is hereby incorporated by reference.
(27)	Previously filed with Company’s Form 8-K, filed with the Commission on September 2, 2005, which is hereby incorporated by reference.
(28)	Previously filed with Company's Form 8-K, filed with the Commission on January 12, 2006.
(29)	Previously filed with Company’s Form 10-Q, filed with the Commission on May 10, 2006, which is hereby incorporated by reference.
(30)	Previously filed with Company’s Form 8-K, filed with the Commission on September 26, 2006, which is hereby incorporated by reference.
(31)	Previously filed with Company’s Form 8-K, filed with the Commission on October 11, 2006, which is hereby incorporated by reference.
(32)	Previously filed with Company's Form 8-K, filed with the Commission on January 8, 2007.
(33)	Provided in the Corporate Governance portion of the Investor Relations section of the Company's website at http://www.diodes.com.
(34)	Previously filed with Company's Form 10-K, filed with the Commission on February 29, 2008.

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ Carl C. Wertz
CARL C. WERTZ Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	March 12, 2008

By: *
KEH-SHEW LU President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2008.

*
RAYMOND SOONG Chairman of the Board of Directors

*
C.H. CHEN Director

*
MICHAEL R. GIORDANO Director

*
L.P. HSU Director

*
KEH-SHEW LU Director

*
JOHN M. STICH Director

*
SHING MAO Director

*By: /s/ Carl C. Wertz
CARL C. WERTZ Attorney-In-Fact