Form 10-Q
period 2008-03-31
DIODES INC /DEL/
filed 2008-05-12
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                      .
Commission file number: 002-25577
DIODES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	95-2039518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

15660 North Dallas Parkway Suite 850
Dallas, Texas	75248
(Address of principal executive offices)	(Zip code)
(972) 385-2810
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares of the registrant’s Common Stock outstanding as of May 8, 2008 was 40,581,783

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
ASSETS

	December 31,	March 31,
	2007	2008
		(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$56,179	$61,243
Short-term investments	323,472	-

Total cash and short-term investments	379,651	61,243
Accounts receivable
Trade customers	84,638	83,478
Related parties	5,405	4,528

	90,043	88,006
Allowance for doubtful accounts	(465)	(549)

Accounts receivable, net of allowances	89,578	87,457
Inventories	53,031	62,162
Deferred income taxes, current	5,173	5,968
Prepaid expenses and other	10,576	12,740

Total current assets	538,009	229,570

LONG-TERM INVESTMENT, available-for-sale securities	—	302,627

PROPERTY, PLANT AND EQUIPMENT, net	123,407	129,834

DEFERRED INCOME TAXES, non-current	3,241	9,819

OTHER ASSETS
Intangible assets, net	9,643	9,569
Goodwill	25,135	26,474
Other	6,930	7,550

Total assets	$706,365	$715,443

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	December 31,	March 31,
	2007	2008
		(unaudited)
CURRENT LIABILITIES
Line of credit	$—	$2,434
Accounts payable
Trade	42,010	39,032
Related parties	13,135	12,701
Accrued liabilities	27,841	26,017
Income tax payable	1,732	3,346
Current portion of long-term debt	1,345	1,363
Current portion of capital lease obligations	145	146

Total current liabilities	86,208	85,039

LONG-TERM DEBT, net of current portion
2.25% convertible senior notes due 2026	230,000	230,000
Other	5,815	5,753
CAPITAL LEASE OBLIGATIONS, net of current portion	1,331	1,278
OTHER LONG-TERM LIABILITIES	6,249	7,156

Total liabilities	329,603	329,226

MINORITY INTEREST IN JOINT VENTURES	7,164	7,772

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock — par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — par value $0.66 2/3 per share; 70,000,000 shares authorized; 40,172,491 and 40,322,547 issued and outstanding at December 31, 2007 and March 31, 2008, respectively	26,782	26,882
Additional paid-in capital	121,412	124,391
Retained earnings	220,504	234,706
Accumulated other comprehensive gain (loss)	900	(7,534)

Total stockholders’ equity	369,598	378,445

Total liabilities and stockholders’ equity	$706,365	$715,443

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2008
NET SALES	$92,020	$95,580

COST OF GOODS SOLD	62,496	63,664

Gross profit	29,524	31,916

OPERATING EXPENSES
Selling, general and administrative	12,679	14,659
Research and development	2,944	3,736
Gain on disposal of fixed assets	—	(45)

Total operating expenses	15,623	18,350

Income from operations	13,901	13,566

OTHER INCOME (EXPENSES)
Interest income	4,035	5,448
Interest expense	(1,725)	(1,698)
Other	(129)	(294)

Total other income	2,181	3,456

Income before income taxes and minority interest	16,082	17,022

INCOME TAX PROVISION	(2,658)	(2,215)

Income before minority interest	13,424	14,807

Minority interest in earnings of joint ventures	(415)	(604)

NET INCOME	$13,009	$14,203

EARNINGS PER SHARE

Basic	$0.33	$0.35

Diluted	$0.31	$0.33

Number of shares used in computation

Basic	39,041	40,245

Diluted	41,776	42,534

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,009	$14,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,763	7,444
Amortization of acquired intangibles	209	212
Amortization of convertible bond issuance costs	319	311
Minority interest earnings	415	608
Share-based compensation	2,429	2,550
Gain on disposal of property, plant and equipment	—	(37)
Changes in operating assets:
Accounts receivable	(4,716)	3,573
Inventories	(619)	(8,031)
Prepaid expenses and other current assets	(67)	(3,012)
Deferred income taxes	(598)	(732)
Changes in operating liabilities:
Accounts payable	(5,543)	(4,220)
Accrued liabilities	(4,982)	(5,377)
Other liabilities	1,877	907
Income taxes payable	137	1,497

Net cash provided by operating activities	$7,633	$9,896

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	$(12,906)	$(10,001)
Sales (purchases) of available-for-sale securities	(3,771)	2,747
Proceeds from sale of property, plant and equipment	529	45

Net cash used by investing activities	$(16,148)	$(7,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit, net	$—	$2,382
Net proceeds from issuance of common stock	844	528
Repayments of long-term debt	(706)	(341)
Repayments of capital lease obligations	(50)	(52)

Net cash provided by financing activities	$88	$2,517

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	77	(140)

INCREASE (DECREASE) IN CASH	(8,350)	5,064
CASH AND CASH EQUIVALENTS, beginning of period	48,888	56,179

CASH AND CASH EQUIVALENTS, end of period	$40,538	$61,243

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION	2007	2008
Cash paid during the year for:
Interest	$2,517	$2,672

Income taxes	$1,147	$1,520

Non-cash activities:

Increase (decrease) in accounts payable for property, plant and equipment purchases	$(531)	$3,343

Liabilities for unrecognized tax benefits recorded as cumulative effect adjustment to stockholders’ equity	$1,955	$—

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — Basis of Presentation and New Accounting Standards
     Unless the context otherwise requires, the words “Diodes,” “the Company,” “we,” “us” and “our” refer to Diodes Incorporated and its subsidiaries. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The condensed consolidated financial data at December 31, 2007 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
     During 2007, we undertook an internal restructuring whereby our foreign subsidiaries were placed under our newly formed, wholly owned Netherlands holding company, Diodes-International. In addition, Diodes-China and Diodes-Shanghai were placed under Diodes Hong Kong Holding Company, Ltd., a newly formed, wholly owned subsidiary of Diodes-International. The primary purpose of this internal restructuring was for treasury management and tax planning functions.
     The consolidated financial statements include the parent company, Diodes Incorporated, and the following:

Holding companies

Diodes International B.V. (“Diodes-International”)	100% owned (2007)
Diodes Hong Kong Holding Company, Ltd.	100% owned (2007)

Subsidiaries

Diodes Taiwan Corporation, Ltd. (“Diodes-Taiwan”)	100% owned
Diodes Hong Kong Ltd. (“Diodes-Hong Kong”)	100% owned
Anachip Corporation (“Anachip” or “Diodes-Anachip”)	99.81% owned
Shanghai KaiHong Electronic Co., Ltd. (“Diodes-China”)	95% owned
Shanghai KaiHong Technology Co., Ltd. (“Diodes-Shanghai”)	95% owned
FabTech Incorporated (“FabTech” or “Diodes-FabTech”)	100% owned
Diodes United Kingdom, Ltd.	100% owned (2007)
Diodes Korea Incorporated	100% owned (2007)
Diodes Germany GmbH	100% owned (2007)
Diodes France SARL	100% owned (2008)
     All significant intercompany balances and transactions have been eliminated.

Reclassification
     Certain prior year’s balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.
     Recently Issued Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 requires that objectives for using derivatives instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS 141R”) which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Among the more significant changes in the accounting for acquisitions are the following: i) Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition; ii) In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition; iii) Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price; and iv) Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in consideration and were recorded as adjustments to goodwill. SFAS 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and required disclosures of this standard.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS 160”) which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest, that leave control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. After adoption, noncontrolling interests ($4.8 million and $7.2 million at December 31, 2006 and 2007, respectively) will be classified as stockholders’ equity, a change from its current classification between liabilities and stockholders’ equity. The Company is currently evaluating the future impacts and required disclosures of this standard.
     In December 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for the Company beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard.
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
     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS 159 is effective as of January 1, 2008. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected the fair value option for eligible items that existed as of January 1, 2008.
     In September 2006, FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 became effective beginning January 1, 2008 and did not have a material effect on the Company’s financial position, results of operations or cash flows. In February 2008, FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” was issued that delayed the application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009 (see Note D).
NOTE B — Functional Currencies, Comprehensive Gain/Loss and Foreign Currency Translation
     Functional Currencies and Translation - Through our subsidiaries, we maintain foreign operations in Taiwan, Hong Kong and China. We believe the New Taiwan (“NT”) dollar as the functional currency at Diodes-Taiwan and Diodes-Anachip most appropriately reflects the current economic facts and circumstances of the operations. Assets and liabilities recorded in NT dollar are translated at the exchange rate on the balance sheet date. Income and expense accounts are translated at the average monthly exchange rate during the year. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss.
     We use the U.S. dollar as the functional currency in all other foreign subsidiaries, as substantially all monetary transactions are made in that currency, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, we will periodically assess our position with respect to the functional currency of our foreign subsidiaries. Included in net income are foreign currency exchange losses of approximately $0.3 million and $0.5 million for the quarter ended March 31, 2007 and 2008, respectively.
     Comprehensive Gain/Loss — Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of other comprehensive income or loss include foreign currency translation adjustments and unrealized holding losses for available-for-sale securities. Accumulated other comprehensive gain was $0.9 million at December 31, 2007 and accumulated other comprehensive loss was $7.5 million at March 31, 2008, respectively. The $8.4 million change in other comprehensive loss was primarily a result of an $11.5 million, net of tax, unrealized loss of available-for-sale securities (see Note E) during the first quarter of 2008, partially offset by a $3.1 million currency translation gain.

     Total comprehensive income for the three months ended March 31, 2007 and 2008 was as follows (in thousands):
Total Comprehensive Income

	Three Months Ended March 31,
	2007	2008
Net income	$13,009	$14,203

Translation adjustment	(446)	3,059

Unrealized loss for available-for-sale securities	—	(11,493)

Comprehensive income	$12,563	$5,769

NOTE C — Earnings Per Share
     The shares used in the computation of basic and diluted earnings per common share were as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2008
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	39,041	40,245

Net income	$13,009	$14,203

Earnings per share	$0.33	$0.35

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	39,041	40,245
Add: Assumed exercise of stock options and stock awards	2,735	2,289

	41,776	42,534

Net income	$13,009	$14,203

Earnings per share	$0.31	$0.33

     Earnings per share are based upon the weighted average number of shares of Common Stock and common stock equivalents outstanding, including those related to share-based compensation and convertible notes. Earnings per share are computed using the “treasury stock method” under FASB Statement No. 128. The convertible notes include a net share settlement feature which requires us to redeem the par amount of the bond in cash and any remaining value, assuming the bond is in the money, in incremental shares, cash or a combination thereof. The net share settled convertible as structured is defined in EITF 90-19, instrument C, which allows us to use the treasury stock method of calculating the diluted earnings per share. The incremental value of the shares is determined based on the average price of our Common Stock over the reporting period. There are no shares in the earnings per share calculation related to the convertible notes outstanding as our average stock price did not exceed the conversion price and, therefore, there is no conversion spread.

NOTE D — Fair Value Measurements
     As stated in “Note A — Basis of Presentation and New Accounting Standards”, on January 1, 2008, we adopted the methods of fair value as described in SFAS 157 to value the financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
     SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
     Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
     Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
     Level 3 Inputs — Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.
     Historically, the fair value of auction rate securities (“ARS”) has approximated par value due to the frequent resets through the auction process. While we continue to earn interest on investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of the auction rate securities no longer approximates par value.
     Due to a lack of observable market quotes on our $320.7 million ARS portfolio, we utilized a valuation model that relies exclusively on Level 3 inputs including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer and bond insurer, the percent of the Federal Family Education Loan Program (“FFELP”) guaranty, and the maturity of the securities, as well as the market activity of similar securities. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict and the future actual market prices may differ materially (see Note E — Short-term and Long-term Investments).

     Financial assets and liabilities carried at fair value as of March 31, 2008 are classified in the following table (in thousands):

Level 1:
	Quoted	Level 2:
	Prices in	Significant	Level 3:
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total at
Description	Assets	Inputs	Inputs	March 31, 2008
Available-for-sale securities	—	—	$302,627	$302,627

Total	$—	$—	$302,627	$302,627

     The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended March 31, 2008 (in thousands):

Available-for-sale securities
Beginning balance as of January 1, 2008	$320,700

Total gains or losses (unrealized)

Included in other comprehensive loss	(18,098)

Purchases, issuances, and settlements	25

Ending balance as of March 31, 2008	$302,627

     Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2008.
     Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill, other intangible assets and other non-financial long-lived assets. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

NOTE E — Short-term and Long-term Investments
     Short-term and long-term investments at March 31, 2008 and December 31, 2007, were as follows: (in thousands)

		Unrealized	Unrealized
As of March 31, 2008	Cost Basis	Gains	Losses	Recorded Basis
Long-term investments:
Available-for-sale investment in auction rate securities	$320,725	$—	$(18,098)	$302,627

Total long-term investments	$320,725	$—	$(18,098)	$302,627

		Unrealized	Unrealized
As of December 31, 2007	Cost Basis	Gains	Losses	Recorded Basis
Short-term investments:
Available-for-sale investment in auction rate securities	$320,700	$—	$—	$320,700
Money market mutual funds	2,772	—	—	2,772

Total short-term investments	$323,472	$—	$—	$323,472

     As of March 31, 2008, we had $320.7 million invested in ARS, which are generally long-term debt instruments that provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined calendar intervals. These mechanisms generally allowed existing investors to roll over their holdings and continue to own the respective securities or liquidate their holdings by selling their securities at par value.
     We generally invested in ARS for short periods of time as part of our cash management program. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of ARS in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders, resulting in our continuing to hold these securities. Based on current market conditions, if a secondary market does not develop, it is likely that auctions related to more of these securities will continue to be unsuccessful. Unsuccessful auctions will result in our holding securities beyond their next scheduled auction reset dates, thereby limiting the liquidity of these investments.
     Our ARS are primarily in student loan association bonds. None of our investments are collateralized mortgage obligations or are any other type of mortgage- or real estate-backed security.
     As of March 31, 2008, approximately 85.7%, or $274.8 million, of the $320.7 million par value ARS are collateralized by higher education funded student loans that are supported by the federal government as part of FFELP. The following table shows a natural grouping of the FFELP guaranteed securities, as well as the percentage of the ARS portfolio guaranteed by FFELP (in thousands).

	Par	% of
% of FFELP guaranty	Value	Total

Greater than 99.0%	$195,000	60.8%
Between 81.1% and 82.1%	$86,825	27.1%
50.5%	$17,000	5.3%
10.0%	$3,900	1.2%
non-FFELP guaranteed	$18,000	5.6%

Total	$320,725	100.0%

     As of March 31, 2008, our portfolio of ARS was valued using a valuation model that relies exclusively on Level 3 inputs. The valuation resulted in the ARS being discounted by a range of 4.3% to 12.8% of par value. The resulting discount of the total ARS portfolio was 5.6% of par value, or $18.1 million pre-tax unrealized loss (see Note D).
     We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. Because of the inability to determine when our investments in ARS would settle, as of March 31, 2008, we reclassified the entire ARS balance from short-term investments to long-term investment, available-for-sale securities on our consolidated balance sheet.
     Although we are uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be only temporary, and thus reduced the carrying value of the ARS to $302.6 million by recording a $11.5 million unrealized loss (net of $6.6 million tax effect) in other comprehensive loss.
     It is possible that further declines in ARS fair value may occur. We continue to monitor the market for ARS and consider its impact (if any) on the fair market value of the investments. If the current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or record impairment charges to the income statement.
NOTE F — Inventories
     Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method (in thousands).

	December 31,	March 31,
	2007	2008
Finished goods	$21,245	$25,179
Work-in-progress	11,868	13,482
Raw materials	19,918	23,501

	$53,031	$62,162

NOTE G — Goodwill and Other Intangible Assets
     Changes in goodwill are as follows (in thousands):

	2007				2008
		Acquisitions/				Acquisitions/
		purchase	Currency			purchase	Currency
	Balance,	accounting	exchange and	Balance,	Balance,	accounting	exchange and	Balance,
	January 1	adjustments	other	December 31	January 1	adjustments	other	March 31

Diodes-China	$881	$—	$—	$881	$881	$—	$—	$881

Diodes-FabTech	4,209	—	—	4,209	4,209	—	—	4,209

Diodes-Anachip	19,940	—	105	20,045	20,045	—	1,339	21,384

Total	$25,030	$—	$105	$25,135	$25,135	$—	$1,339	$26,474

     Intangible assets subject to amortization at March 31, 2008 are (in thousands):

As of March 31, 2008
		Gross Carrying	Accumulated	Currency exchange
Amortized Intangible Assets	Useful life	Amount	Amortization	and other	Net

APD:
Patents	15 years	$8,569	$(779)	$(167)	$7,623

Anachip:
Patents and trademarks	3-10 years	2,430	(557)	73	1,946

Total:		$10,999	$(1,336)	$(94)	$9,569

     Amortization expense related to intangible assets subject to amortization was $0.2 million for both three-month periods ended March 31, 2007 and 2008.
NOTE H — Stockholders’ Equity
     As of March 31, 2008, we had approximately 40.3 million issued and outstanding common shares. During the first three months of 2008, common shares increased by approximately 0.2 million shares due to shares issued in conjunction with stock option exercises and vested share grants.
     Additional paid-in capital increased approximately $2.9 million for the first three months of 2008, primarily due to $1.2 million in stock option expense, $1.3 million in share grant expense, and $0.4 million in conjunction with stock option exercises.
NOTE I — Income Tax Provision
     Income tax expense of $2.2 million was recorded for the three months ended March 31, 2008, resulting in an effective tax rate of 13.0% in the first three months of 2008, as compared to 16.1% in the first three months of last year and compared to 13.2% for the full year of 2007. Our lower effective tax rate compared with the same period last year was the result of lower quarterly income in the U.S. and higher income in lower-taxed jurisdictions, partially offset by an increased income tax rate at our China subsidiaries.
     Our global presence requires us to pay income taxes in a number of jurisdictions. In general, earnings in the U.S. and Taiwan are currently subject to tax rates of 39.0% and 25.0%, respectively. In addition, Taiwan earnings are subject to an additional 10% retained earnings tax should the Taiwan earnings not be distributed. Earnings of Diodes-Hong Kong are subject to a 17.5% tax for local sales or local source sales; all other Hong Kong sales are not subject to foreign income taxes. Earnings at Diodes-Taiwan and Diodes-Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by our China subsidiaries and sold to customers outside of Taiwan and Hong Kong, respectively. The U.S. tax rate on this Subpart F income is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, we receive credit against our U.S. federal tax liability for income taxes paid by our foreign subsidiaries.
     As an incentive for the formation of Diodes-Anachip, earnings of Diodes-Anachip are subject to a five-year tax holiday (subject to certain qualifications of Taiwanese tax law). In the third quarter of 2006, we elected to begin this five-year tax holiday as of January 1, 2006. Beginning 2011, Anachip earnings will be subject to the statutory Taiwan income tax rate.
     Diodes-China is located in the Songjiang district where the standard central government tax rate is 24.0%. However, as an incentive for establishing Diodes-China, the earnings of Diodes-China were subject to a 0% tax rate by the central government from 1996 through 2000, and to a 12.0% tax rate from 2001 through 2007. For 2008, we expect a preferential tax rate of 15%. In addition, due to a $15 million permanent re-investment of Diodes-China earnings in 2004, Diodes-China has received additional preferential tax treatment (earnings will be exempted from central government income tax for two years, and then subject to tax rates in the range of 12.0% to 12.5% for the following three years) on earnings that are generated by this investment.
     In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0%. However, as an incentive for establishing Diodes-China, the local government waived this tax from 1996 through 2007. Management expects this tax to be waived for 2008 as well; however, the local government can re-impose this tax at its discretion at any time.
     In 2004, we established our second Shanghai-based manufacturing facility, Diodes-Shanghai, located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government standard tax rate is 15.0%, and there is no local government tax. As an incentive for establishing Diodes-Shanghai, the 2005 and 2006 earnings of Diodes-Shanghai were exempted from central government income tax and the 2007 earnings were subject to a 7.5% tax rate. For 2008, we expect a tax rate of 9%.
     It is unclear to what extent our China subsidiaries will continue to receive preferential tax treatment. The recent China government income tax reform terminates some existing tax incentives for foreign enterprises doing business in China. The central government tax rate in China will increase to 25% beginning in 2008; however, we believe Diodes-China may qualify for a “high technology” preferential tax treatment that would reduce the tax rate to 15%.
     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2004. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, we are no longer subject to income tax audits for years before 2001. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (“FIN48”) reserve for any adjustments that may result from future tax audits. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
     We adopted the provisions FIN48 effective January 1, 2007. As a result of the implementation of FIN48, we increased our liability for unrecognized tax benefits, primarily related to our foreign subsidiaries, by approximately $2.0 million during the first quarter of 2007, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2008 and March 31, 2008, the gross amount of unrecognized tax benefits was approximately $4.1 million and $4.2 million, respectively.
     It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.
     In addition, funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. As of January 1, 2007, we had accrued $3.3 million for U.S. taxes on future dividends from our foreign subsidiaries. With the establishment of the holding companies in 2007, the Company now intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries. Accordingly, the $3.3 million liability was reversed during 2007 and U.S. taxes are no longer being recorded on undistributed foreign earnings.
NOTE J — Deferred compensation
     Beginning January 1, 2007, the Company implemented a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation until designated future dates. The Company hedges its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At March 31, 2008, these investments totaled approximately $1.8 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.
NOTE K — Share-based Compensation
     We maintain share-based compensation plans for our officers, key employees, and our Board, which provide for stock options and stock awards. The share-based compensation plans are described more fully in Note 15 of our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Stock Options. Through March 31, 2006, substantially all stock options granted vest in equal annual installments over a three-year period and expire ten years after the grant date. Beginning April 1, 2006, substantially all stock options granted vest in equal annual installments over a four-year period and expire ten years after the grant date.
     For the three months ended March 31, 2007 and 2008, share-based compensation expense associated with the Company’s stock options recognized in the income statement is as follows (in thousands):

	Three Months Ended March 31,
	2007	2008

Cost of sales	$82	$53
Selling and administrative expense	1,303	1,079
Research and development expense	124	101

Total stock option expense	$1,509	$1,233

     Stock option expense for the three months ended March 31, 2007 and 2008 was estimated on the date of grant using the Black-Scholes option pricing model. For the three months ended March 31, 2007 and 2008, the Company did not grant any stock options to purchase shares of the Company’s Common Stock.
     The total intrinsic value (actual gain) of options exercised during the three months ended March 31, 2007 and 2008 was approximately $3.4 million and $2.8 million, respectively. The total net cash proceeds received from stock option exercises for the three months ended March 31, 2007 and 2008 was $0.8 million and $0.5 million, respectively.

     A summary of the stock option plans as of March 31, 2008 follows (in thousands):

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic Value
Stock options	Shares (000)	Exercise Price	(yrs)	($000)
Outstanding at January 1, 2008	4,268	$10.06		$85,393
Granted	0	0
Exercised	(143)	3.69		2,817
Forfeited or expired	(6)	17.2
Outstanding at March 31, 2008	4,118	$10.27	5.8	$49,227

Exercisable at March 31, 2008	3,266	$7.72	5.1	$46,587

     The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price.
     As of March 31, 2008, total unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, was approximately $6.1 million, before income taxes, and is expected to be recognized over a weighted average of approximately 1.8 years.
     Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.
     A summary of the status of our non-vested share grants as of March 31, 2008 follows (in thousands):

		Weighted-Average	Aggregate
		Grant-Date Fair	Intrinsic Value
Restricted Stock Grants	Shares (000)	Value	($000)
Nonvested at January 1, 2008	1,018	$18.34	$30,602
Granted	14	29.71
Vested	(7)	23.31	200
Forfeited	(8)	25.85

Nonvested at March 31, 2008	1,017	$18.40	$22,323

     During the three months ended March 31, 2007 and 2008, there were $0.9 million and $1.3 million share-based compensation expense related to non-vested stock award arrangements granted under the plans, respectively.
     The total intrinsic value (actual gain) of restricted stock grants vested during the three months ended March 31, 2008 was approximately $0.2 million.
     As of March 31, 2008, total un-recognized stock-based compensation expense related to non-vested stock award arrangements, net of forfeitures, was approximately $12.1 million, before income taxes, and is expected to be recognized over a weighted average of approximately 2.1 years.

NOTE L-Segment and Geographic Information
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
     Our primary operations include the domestic operations (Diodes-North America and Diodes-FabTech) located in the United States, and the Far East operations (Diodes-Taiwan located in Taipei, Taiwan; Diodes-Anachip located in HsinChu, Taiwan; Diodes-China and Diodes-Shanghai, both located in Shanghai, China; and Diodes-Hong Kong located in Hong Kong, China). For reporting purposes, European sales, which accounted for approximately 4.5% and 5.8% of total sales for the three months ended March 31, 2007 and 2008, respectively, are consolidated into the domestic (North America) operations.

     The accounting policies of the operations are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues (in thousands):

Three Months Ended			Consolidated
March 31, 2007	Far East	North America	Segments
Total sales	$110,667	$30,723	$141,390
Inter-company sales	(44,810)	(4,560)	(49,370)

Net sales	$65,857	$26,163	$92,020

Property, plant and equipment	$88,041	$13,511	$101,552
Assets	$177,006	$452,768	$629,774

Three Months Ended			Consolidated
March 31, 2008	Far East	North America	Segments
Total sales	$138,735	$29,856	$168,591
Inter-company sales	(64,812)	(8,199)	(73,011)

Net sales	$73,923	$21,657	$95,580

Property, plant and equipment	$109,123	$20,711	$129,834
Assets	$258,062	$457,381	$715,443

Geographic Information
     Revenues were derived from (billed to) customers located in the following countries. “All Others” represents countries with less than 10% of total revenues each (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended March 31,		Net Sales
	2007	2008	2007	2008

China	$30,644	$26,234	33.3%	27.4%
Taiwan	27,970	32,615	30.4%	34.1%
United States	19,971	20,590	21.7%	21.5%
All Others	13,435	16,141	14.6%	17.0%

Total	$92,020	$95,580	100.0%	100.0%

NOTE M — Business Acquisition
     APD acquisition — On November 3, 2006, we purchased the net assets of APD Semiconductor, a privately held U.S.-based fabless semiconductor company. The assets related to the business of manufacturing, marketing, selling and distributing of semiconductor products. The initial purchase price of the acquisition was $8.4 million in addition to a potential 2-year earn-out provision with respect to pre-defined covered products. The earn-out paid for 2007 was $0.3 million.
     As of March 31, 2008, the contingent consideration has been recorded as a liability of approximately $0.7 million. When the contingency is resolved and the consideration is distributable, any excess of the fair value of the contingent consideration payable over the amount that was recognized as a liability shall be recognized as an additional cost of the acquired entity. If the amount initially recognized as a liability exceeds the consideration payable, that excess shall be allocated as a pro rata reduction of the amounts assigned to assets acquired.
NOTE N — Commitments
     Purchase commitments — As of March 31, 2008, we have approximately $2.1 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.

NOTE O - Related Parties
     We conduct business with one related party company, Lite-On Semiconductor Corporation (LSC) (and its subsidiaries and affiliates) that owns 21.5% of our outstanding Common Stock as of March 31, 2008, and one significant company, Zi Yun International Pte. Ltd. (Zi Yun) (formerly Keylink International) (and its subsidiaries and affiliates) our 5% joint venture partner in Diodes-China and Diodes-Shanghai
     Raymond Soong, the Chairman of our Board, is Chairman of LSC, and is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC, and also serves on the board of Actron Technology Corporation, a Lite-On Group company. C.H. Chen, our former President and Chief Executive Officer, and Vice Chairman of our Board of Directors, is also Vice Chairman and Chief Executive Officer of LSC. Mr. Chen is the Vice Chairman of Dynacard Corporation, a board member of Lite-On Technology Corporation, the Chairman of Co-Tech Copper Foil Corporation, and a board member of Actron Technology Corporation, each of which is a member of The Lite-On Group. Mr. Chen is also the Chairman of Diodes-Anachip, a wholly owned subsidiary of the Company. Lu-Pao Hsu, elected to our Board in May 2007, was an independent director for Lite-On Technology Corporation from 2004 to 2006, and now serves as a consultant to Lite-On Technology Corporation. M.K. Lu, a member of our Board until May 2007, was President of LSC. We consider our relationship with LSC, a member of The Lite-On Group of companies, to be mutually beneficial and we plan to continue our strategic alliance together as we have since 1991.
     The Audit Committee of our Board of Directors reviews all related party transactions for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.
     Lite-On Semiconductor Corporation — During the three months ended March 31, 2008, we sold silicon wafers to LSC totaling 4.0%, (7.3% in 2007) of our net sales, respectively, making LSC one of our largest customers. Also for the three months ended March 31, 2008, 10.9% (11.3% in 2007) of our net sales were from discrete semiconductor products purchased from LSC for subsequent sale by us, making LSC our largest outside supplier. We also rent warehouse space in Hong Kong from a member of The Lite-On Group, which also provides us with warehousing services at that location. For 2007 and three months ended March 31, 2008, we reimbursed this entity in aggregate amounts of $0.5 million and $0.1 million, respectively, for these items. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties.
     Net sales to, and purchases from LSC for three months ended March 31, 2007 and 2008 were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2008
Net sales	$6,756	$3,870
Purchases	$11,899	$12,766

     Zi Yun International Pte. Ltd. - During the three months ended March 31, 2008, we sold silicon wafers to companies owned by Zi Yun totaling 0.7%, (0% in 2007) of our net sales. Also for the three months ended March 31, 2008, 1.6% (1.5% in 2007) of our net sales were from discrete semiconductor products purchased from companies owned by Zi Yun, respectively. In addition, Diodes-China and Diodes-Shanghai lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Zi Yun. We also pay a consulting fee to Zi Yun. In 2007, and the three months ended March 31, 2008, we paid Zi Yun an aggregate of $9.4 million and $2.6 million, respectively, with respect to these items. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties.
     Net sales to, and purchases from, companies owned by Zi Yun for three months ended March 31, 2007 and 2008 were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2008
Net sales	$—	$677
Purchases	$971	$1,822
     Accounts receivable from, and accounts payable to, LSC and Zi Yun were as follows as of December 31, 2007 and March 31, 2008 (in thousands):

	December 31,	March 31,
	2007	2008
Accounts receivable
LSC	$3,526	$3,401
Zi Yun International	1,879	1,127

	$5,405	$4,528

Accounts payable
LSC	$8,906	$8,395
Zi Yun International	4,229	4,306

	$13,135	$12,701

NOTE P - Zetex Business Combination
     On April 3, 2008, we entered into an purchase agreement with Zetex plc, a company incorporated under the laws of England and Wales, pursuant to which we would make an offer to purchase the outstanding ordinary capital stock of Zetex plc for a cash purchase price of 85.45 pence per share, valuing the fully diluted share capital of Zetex plc at approximately U.S. $176.3 million (based on U.S.$:GBP$ exchange rate of 1.9778). The acquisition is expected to be funded by a combination of our cash resources and financing arrangements described below. The acquisition is subject to customary conditions and is expected to close on or about June 6, 2008.
     On March 28, 2008, we entered into a Fourth Amendment to our existing U.S. credit agreement with Union Bank (“Fourth Amended Credit Agreement”). Under the Fourth Amended Credit Agreement, the we now have available a revolving credit commitment of up to $22.5 million (increased from $20.0 million), including a $5.0 million letter of credit sub-facility, and a term loan facility of $5.0 million. As of March 31, 2008, we had $0.8 million outstanding under the revolving credit commitment.
     On March 31, 2008, we obtained from UBS Financial Services Inc. an Irrevocable Standby Letter of Credit (“Letter of Credit”) in favor of Diodes-FabTech, in an aggregate amount of $165 million. Draws under the Letter of Credit will be deemed to be a margin loan against our approximately $320 million ARS.
     On April 3, 2008, we entered into a Foreign Exchange Agreement with Union Bank of California, N.A. (Union Bank) whereby, on the date designated by us, we will pay to Union Bank $165 million and Union Bank will pay us the equivalent amount in British pounds.
     Also, on April 3, 2008, we and UBS Limited entered into an Escrow Agreement with Union Bank, as escrow agent, whereby Union Bank will hold the Letter of Credit, the Foreign Exchange Agreement and up to U.S. $18 million in advances under the Fourth Amended Credit Agreement. Such amounts would be available to pay the purchase price of the Zetex plc acquisition.
     Finally, on April 3, 2008, we entered into a Continuing Guaranty Agreement with Union Bank whereby we unconditionally guarantee to Union Bank all our obligations to Union Bank.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to their forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events. Unless the context otherwise requires, the words “Diodes,” the “Company,” “we,” “us” and “our” refer to Diodes Incorporated and its subsidiaries.
     This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, previously filed with Securities and Exchange Commission.
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
     We were incorporated in 1959 in California and reincorporated in Delaware in 1969. We are headquartered in Dallas, Texas. We have two manufacturing facilities located in Shanghai, China, one analog design facility located in Hsinchu, Taiwan, and our wafer fabrication facility is in Kansas City, Missouri. Our sales, marketing and logistical centers are located in Westlake Village, California; Taipei, Taiwan; Shanghai and Shenzhen, China; and Hong Kong. We have strengthened our product design centers in Dallas, San Jose, Shanghai and Taiwan to position our design engineers to work more closely with our customers and enable us to deliver a stream of innovative solutions in our targeted product categories. We also have regional sales offices and/or representatives in: Derbyshire, England, Toulouse, France, Frankfurt, Germany, and in various cities in the U.S.

     Our strategy is to continue to enhance our position as a global supplier of standard semiconductor products, and to continue to add other product lines, such as power management products, using our packaging technology capability.
     The principal elements of our strategy include the following:
     Continue to rapidly introduce innovative discrete and analog semiconductor products - We intend to maintain our rapid pace of new product introductions, especially for high-volume, growth applications with short design cycles, such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras, set-top boxes and other consumer electronics and computing devices. During the first quarter of 2008, we introduced approximately 51 new devices. We believe that continued introduction of new and differentiated products is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace.
     Sales of new products (products that have been sold for three years or less) for the three months ended March 31, 2007 and 2008 amounted to 31.9% and 33.1% of total sales, respectively, and this growth includes the contribution of the Anachip acquisition in early 2006 as well as the SBR® technology acquired in the APD acquisition in late 2006. New products generally have gross profit margins that are higher than the margins of our standard products. We expect net sales derived from new products to increase in absolute terms, although our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix. New product revenue in the first quarter of 2008 was driven by products in sub-miniature array, QFN, PowerDI®323, PowerDI®123, PowerDI®5, SBR® and Schottky platforms, in both the discrete and analog product lines.
     Expand our available market opportunities - We intend to aggressively maximize our opportunities in the standard semiconductor market as well as in related markets where we can apply our semiconductor design and manufacturing expertise. A key element of this is leveraging our highly integrated packaging expertise through our Application Specific Multi-Chip Circuit (“ASMCC”) product platform, which consists of standard arrays, function specific arrays and end-equipment specific arrays. We intend to achieve this by:
• Continuing to focus on increasing packaging integration, particularly with our existing standard array and customer-specific array products, in order to achieve products with increased circuit density, reduced component count and lower overall product cost;
• Expanding existing products and developing new products in our function specific array lines, which combine multiple discrete semiconductor components to achieve specific common electronic device functionality at a low cost; and
• Developing new product lines, which we refer to as end-equipment specific arrays, which combine discrete components with logic and/or standard analog circuits to provide system-level solutions for high-volume, high-growth applications.
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
     In December 2005, we announced the acquisition of Anachip Corporation, Taiwanese semiconductor company focused on analog ICs designed for specific applications, and headquartered in the Hsinchu Science Park in Taiwan. This acquisition, which was completed in January 2006, is in line with our long-term strategy. Anachip’s main product focus is power management ICs. The analog devices they produce are used in LCD monitor/TV’s, wireless LAN 802.11 access points, brushless DC motor fans, portable DVD players, datacom devices, ADSL modems, TV/satellite set-top boxes, and power supplies.
     On November 3, 2006, we purchased the net assets of APD Semiconductor, Inc. (“APD”), a privately held U.S.-based fabless semiconductor company, with a sales, application, and administration center in Taipei, Taiwan. APD Semiconductor’s main product focus is its patented and trademarked SBR® (super barrier rectifier) technology. Utilizing a low cost IC wafer process, the SBR® technology uses a MOS cellular design to replace standard traditional Schottky or PN junction diodes. The SBR® technology uses an innovative-patented process technique that allows its key parameters to be easily tuned to optimize any customer applications. This adaptive and scalable technology allows for increased power saving with better efficiency and reliability at higher operating temperatures for end-user applications like digital audio players, DC/DC converters. AC/DC power supplies, LCD monitors, Power-over-Ethernet (“POE”), Power Factor Correction (“PFC”) and TV/satellite set-top boxes. The SBR® technology offers industry-leading products like the SBR20U100CT, which has the lowest forward voltage and highest efficiency and power saving in its class. The APD acquisition will further strengthen our technology leadership in the discrete semiconductor market and expand our product capabilities across important segments of our end-markets.
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
     • Our first quarter 2008 revenue reflects seasonality combined with the impact of the overall weakening economy, in particular on key targeted end-equipment in the consumer and computing markets, as well as our foundry and subcontracting business, which is showing greater weakness than our core revenue drivers.
     • In 2007 and the three months ended March 31, 2008, 35.1% and 33.1%, respectively, of our net sales were derived from new products introduced within the last three years, compared to 28.2% in 2006. The significant increase in new products primarily resulted from the Anachip acquisition. We expect new products to generally have gross profit margins that are higher than the margins of our standard products. We expect net sales derived from new products to increase in absolute terms, although our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix.
     • During the first quarter of 2008, the percentage of our net sales derived from our Asian subsidiaries was 77.3%, compared to 79.0% in the fourth quarter of 2007 and 75.4% for the year 2007. Although Asia sales decreased in the first quarter of 2008 due to lower demand, primarily as a result of the weakened global economy, we expect our net sales to the Asian market to increase as a percentage of our total net sales as a result of our customers’ continuing to shift their manufacturing of electronic products from the U.S. to Asia.
     • Our gross profit margin was 33.4% in the first quarter of 2008, compared to 32.1% in the same period of 2007 and 33.5% in the fourth quarter of 2007. Our gross margin percentage was lower than the prior quarter as average selling prices declined during the first quarter of 2008 due to a softer market. In 2007, we completed the move of our analog product from Taiwan to our China manufacturing facilities to increase the gross margin on this product line. Future gross profit margins will depend primarily on our product mix, cost savings, and the demand for our products.

     • As of March 31, 2008, we had invested approximately $178.8 million in our Asian manufacturing facilities. For the three months ended March 31, 2008, we invested approximately $13.9 million in capital expenditures, primarily in our Asian manufacturing facilities. And we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.
     • We have increased our investment in research and development from $2.9 million, or 3.2% of net sales, in the first quarter of 2007 to $3.7 million, or 3.9% of net sales, in the first quarter of 2008. We continue to seek to hire qualified engineers who fit our focus on proprietary semiconductor processes and packaging technologies. Our goal is to expand research and development expenses to approximately 3 to 4% of net sales, which will enable us to bring additional proprietary devices to the market.

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

➢
We have a significant amount of debt following the offering of our convertible senior notes. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our other debt.

➢
We maintain a portfolio of investments, primarily ARS, which are classified as available-for-sale investments. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term, which will limit liquidity related to these investments, and may cause us to record realized or unrealized losses on our financial statements.

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

➢	We are subject to foreign currency risk as a result of our international operations.

➢	We may not continue to receive preferential tax treatment in Asia, thereby increasing our income tax expense and reducing our net income.

➢	The distribution of any earnings of our foreign subsidiaries to the U.S. may be subject to U.S. income taxes, thus reducing our net income.
Risks Related To Our Common Stock
➢	Variations in our quarterly operating results may cause our stock price to be volatile.

➢	We may enter into future acquisitions and take certain actions in connection with such acquisitions that could affect the price of our Common Stock.

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

➢	Conversion of our convertible senior notes will dilute the ownership interest of existing shareholders, including holders who had previously converted their notes.

➢	The repurchase rights and the increased conversion rate triggered by a make-whole fundamental change could discourage a potential acquirer.

➢	Certain provisions of Delaware law and our Certificate of Incorporation and Bylaws may delay or prevent a takeover attempt that may have resulted in a premium over the market price for our shares.

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

     Interest Income / Expense
     Interest income consists of interest earned on our cash and investment balances. Interest expense consists primarily of interest payable on our outstanding credit facilities and convertible notes.
     Income Tax Provision
     We recognized income tax expense of $2.2 million for the first quarter of 2008, resulting in an effective tax rate of 13.0%, as compared to 16.5% in the same period last year. The decrease in the effective tax rate was the result of lower quarterly income in the U.S. and higher income in lower-taxed jurisdictions, partially offset by an increased income tax rate at our China subsidiaries.
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes, among others. Our estimates are based upon historical experiences, market trends and financial forecasts and projections, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.
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
     Short-term and Long-term Investments
     Our investments consist primarily of ARS, all of which are classified as available-for-sale. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year, and those identified by management at time of purchase for funding operations in less than one year are classified as short-term, and all other available-for-securities are classified as long-term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary.
     We review our ARS for impairment in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and related guidance issued by the FASB and SEC in order to determine the classification of the impairment as “temporary” or “other-than-temporary”.
     In evaluating the impairment of the individual ARS, we classified such impairment as temporary, and thus recorded the $11.5 million unrealized loss (net of $6.6 million tax effect) in other comprehensive loss as of March 31,

2008. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value (see Note D).
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
     Impairment of Long-Lived Assets
     As of March 31, 2008, goodwill was $26.5 million ($21.4 million related to the Anachip acquisition, $4.2 million related to the FabTech acquisition, and $0.9 million related to Diodes-China). We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for which goodwill is tested for impairment at least annually.
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
     Share-Based Compensation
     Effective in January 1, 2006, we adopted SFAS No. 123R (“SFAS 123R”), “Share-Based Payments,” using the modified prospective method. Under SFAS 123R, we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. We continue to use the Black-Scholes model, consistent with prior period valuations under SFAS 123 and SFAS 123R.
     The adoption of SFAS 123R, applying the “modified prospective method,” as elected by us, requires us to value stock options prior to our adoption of SFAS 123 under the fair value method and expense these amounts over the stock options’ remaining vesting period. This resulted in the expensing $1.5 million and $1.2 million in the three month periods ended March 31, 2007 and 2008, respectively, which was recorded within the cost of goods sold expense, general and administrative expense and research and development expense on our condensed consolidated income statement. In addition, SFAS 123R requires us to reflect any tax savings resulting from tax deductions in excess of expense reflected in our financial statements as a financing cash inflow in its statement of cash flows rather than as an operating cash flow as in prior periods (see “Note K — Share-based Compensation”). We have changed our primary award type from stock options to stock awards as an improved method of employee reward and retention. In general, we extended the vesting period from three years to four years, and reduced the number of shares subject to the award by a factor of approximately three to one.
     We have approximately 3.3 million options outstanding as of March 31, 2008. The options are recorded each quarter as a non-cash operating expense. As of March 31, 2008, there was approximately $6.1 million of total unrecognized compensation cost related to options. This cost is expected to be recognized over a weighted-average period of 1.8 years. In addition to the expense, the effects of the options are included in the diluted shares outstanding calculation.
     We have approximately 1.0 million restricted stock grants outstanding as of March 31, 2008. The restricted stock grants are recorded each quarter as a non-cash operating expense. As of March 31, 2008, there was approximately $12.1 million of total unrecognized compensation cost related to non-vested share-based compensation. This cost is expected to be recognized over a weighted-average period of 2.1 years. In the first quarter of 2008, an expense of $1.3 million was recorded. In addition to the expense, the effects of the restricted stock grants are included in the diluted shares outstanding calculation.

     Fair Value Measurements
     As stated in “Note A — Basis of Presentation and New Accounting Standards”, on January 1, 2008, we adopted the methods of fair value as described in SFAS 157 to value ARS portfolio investments. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is market-based measurement that should be determined based on the assumptions that market participants would use in pricing an assets or liability. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as following:
Level 1 — Observable inputs such as quoted prices inactive market.

Level 2 — Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 — Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.
     Due to lack of observable market quotes on our ARS portfolio, we utilized a valuation model that relies exclusively on Level 3 inputs including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer and bond insurer, and the maturity of the securities, as well as the market activity of similar securities. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit rating of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterpart risk and ongoing strength and quality of market credit and liquidity.

Results of Operations for the Three Months Ended March 31, 2007 and 2008
     The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three months ended March 31,		Increase (Decrease)
	2007	2008	‘07 to ‘08
Net sales	100	100	3.9
Cost of goods sold	(67.9)	(66.6)	1.9

Gross profit	32.1	33.4	8.1
Operating expenses	(17.0)	(19.2)	17.5

Operating income	15.1	14.2	(2.4)
Interest income	4.4	5.7	35.0
Interest expenses	(1.9)	(1.8)	(1.6)
Other income (expense)	(0.1)	(0.3)	127.9

Income before taxes and minority interest	17.5	17.8	5.8
Income tax provision	(2.9)	(2.3)	(16.7)

Income before minority interest	14.6	15.5	10.3
Minority interest	(0.5)	(0.5)	45.5

Net income	14.1	14.9	9.2

     The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2007	2008
Net sales	$92,020	$95,580
     Net sales increased approximately $3.6 million for the three months ended March 31, 2008, compared to the same period last year. The 3.9% increase in net sales represents an approximately 10.9% increase in units sold partially offset by a 6.3% decrease in average selling prices (“ASP”). The revenue increase in the first quarter of 2008 was attributable to sales increases in the computer and industrial segments, partially offset by an overall weakening of the global economy, in particular on key targeted end-equipment in the consumer and computing markets, as well as our foundry and subcontracting business, which is showing greater weakness than our core revenue drivers. Significant price pressure and an unfavorable commodity-based product mix also affected first quarter 2008 sales.

	2007	2008
Cost of goods sold	$62,496	$63,664
Gross profit	$29,524	$31,916
Gross profit margin	32.1%	33.4%
     Cost of goods sold increased approximately $1.2 million, or 1.9%, for the three months ended March 31, 2008 compared to the same period last year. As a percent of sales, cost of goods sold decreased to 66.6% in the first quarter of 2008 from 67.9% in the comparable period last year and our average unit cost (“AUP”) decreased 8.1%. As per SFAS 123R, included in cost of goods sold was $0.1 million of non-cash, stock option compensation expense related to our manufacturing facilities for both the three-months ended March 31, 2007 and 2008, respectively.
     For the first quarter of 2008, gross profit increased by approximately $2.4 million, or 8.1%, compared to the three months ended March 31, 2007. Gross margin increased to 33.4% for the three months ended March 31, 2008, compared to 32.1% for the same period of 2007, due primarily to (i) the AUP decline exceeding the ASP decline related to improved manufacturing efficiency, and (ii) demand-induced changes in product mix.

	2007	2008
Selling, general and administrative expenses (“SG&A”)	$12,679	$14,659
     SG&A for the three months ended March 31, 2008 increased approximately $2.0 million, or 15.6%, compared to the same period last year, due primarily to (i) $0.8 million increase in wages and related benefits associated with increased sales (ii) $0.3 million increase in traveling and conference expenses, (iii) $0.2 million increase in freight expenses and handling fee associated with increased sales, (iv) $0.4 million increase in building maintenance and utilities expenses, and (v) $0.1 million increase in share-based compensation due to $0.3 million increase in compensation expenses related to restricted stock grants, offset by $0.2 million decrease in option expenses. SG&A, as a percentage of sales, increased to 15.3% in the current quarter, compared to 13.8% in the prior-year quarter due to lower first quarter 2008 revenue. As per SFAS 123R, included in SG&A expenses was $1.3 million and $1.1 million of non-cash, stock option compensation expense for the three months ended March 31, 2007 and 2008, respectively.

	2007	2008
Research and development expenses (“R&D”)	$2,944	3,736
     Investment in R&D in the first quarter of 2008 was $3.7 million, an increase of approximately $0.8 million from the same period last year. Of the $0.8 million increase, compensation and employee related costs increased $0.5 million as a result of hiring additional engineers, and the remaining increase was related to supplies and material costs related to increased R&D activity. R&D, as a percentage of sales, was 3.9% in the first quarter 2008 compared 3.2% in the same period in 2007. Included in R&D expenses were $124,000 and $101,000 of non-cash, SFAS 123R stock option compensation expense for the three months ended March 31, 2007 and 2008, respectively.

	2007	2008
Interest income	$4,035	$5,448
     Interest income for the three months ended March 31, 2008 was $5.4 million, compared to $4.0 million in the same period in 2007, due primarily to interest income earned on available-for-sale securities purchased with the proceeds from the $230 million convertible bonds. First quarter 2008 interest income has been impacted by the turmoil in the credit markets, and in particular with the ARS. Since mid-February, all of our ARS portfolio auctions have failed and may continue to fail in the future. With the decline in the overall market interest rates, as well as our failed ARS auctions, we expect a weighted average interest rate on the ARS of approximately 2.5% for the second quarter of 2008, as compared to approximately 6.5% in the first quarter of 2008. The lower interest rate environment will result in interest income of between $1.8 million and $2.2 million for the second quarter of 2008.

	2007	2008
Interest expense	$1,725	$1,698
     Interest expense for both the three months ended March 31, 2008 and 2007 was approximately $1.7 million. Interest expense is primarily associated with interest expense related to the $230 million-2.25% convertible bonds.

	2007	2008
Other expense	$129	$294
     Other expense for the three months ended March 31, 2008 was $0.3 million, compared to other expense of $0.1 million in the first quarter of 2007. Included in other expense for the three months ended March 31, 2007 and 2008 was an approximate $0.3 million and $0.5 million foreign currency losses, respectively, due primarily to Taiwan currency and China currency exchange rate changes during the periods.

	2007	2008
Income tax provision	$2,658	$2,215
     We recognized income tax expense of $2.2 million for the first quarter of 2008, resulting in an effective tax rate of 13.0%, as compared to 16.5% in the same period last year. The decrease in the effective tax rate was the result of lower quarterly income in the U.S. and higher income in lower-taxed jurisdictions, partially offset by an increased income tax rate at our China subsidiaries. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

	2007	2008
Minority interest	$415	$604
     Minority interest represented the minority investors’ share of the earnings of Diodes-China, Diodes-Shanghai and Diodes-Anachip for the period. The investment in the subsidiaries and their equity balances are eliminated in the consolidation of our financial statements, and the activities of Diodes-China, Diodes-Shanghai and Diodes-Anachip are included therein. As of March 31, 2008, we had 95% controlling interests in Diodes-China and Diodes-Shanghai, and a 99.81% controlling interest in Anachip.
Financial Condition
Liquidity and Capital Resources
     Our primary sources of liquidity are cash, funds from operations and borrowings under our credit facilities. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs. At December 31, 2007 and March 31, 2008, our working capital was $451.8 million and $144.5 million, respectively. Our working capital decreased in the first quarter of 2008 due to the re-classification of our available-for-sale securities from current assets to long-term assets as a result of the current lack of liquidity for the ARS. We expect cash generated by our U.S. and international operations, together with existing cash, cash equivalents, and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months. Cash and cash equivalents, the conversion of other working-capital items and borrowings are expected to be sufficient to fund on-going operations.
     At March 31, 2008, we had $320.7 million of ARS. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair values of these ARS no longer approximates par value. As of March 31, 2008, we recorded unrealized losses of $11.5 million (net of $6.6. million tax effect) in other comprehensive loss for ARS with declines in value from December 31, 2007 deemed to be temporary.

     If uncertainties in the credit and capital markets continue or these markets deteriorate further we may incur additional value decreases (realized or unrealized) to our ARS investment portfolio, which could negatively affect our financial condition, financial flexibility, cash flow and reported earnings.
     On October 5, 2006, we issued $230 million in aggregate principal amount of convertible senior notes due on October 1, 2026. We received approximately $224.0 in net proceeds from this debt offering and intend to use the net proceeds from this offering for working capital and other general corporate purposes, including acquisitions.
     Capital expenditures for the three months ended March 31, 2007 and 2008 were $12.4 million and $13.3 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China. Capital expenditures in the first quarter of 2008 were 13.9% of revenue, which is slightly higher than our 10-12% full-year estimate due to lower first quarter 2008 revenue.
Discussion of Cash Flow
     Cash and cash equivalents increased from $56.2 million at December 31, 2007, to $61.2 million at March 31, 2008 primarily from cash generated by operating activities.
Operating Activities
     Net cash provided by operating activities during the first three months of 2008 was $9.9 million, resulting primarily from $14.2 million of net income in this period, as well as $8.0 million in depreciation and amortization. Net cash provided by operating activities was $6.5 million for the same period in 2007. Net cash provided by operations increased $2.3 million for the first three months of 2008 compared to the same period in 2007. This increase resulted primarily from an approximately $1.3 million increase in liabilities, a $1.2 million increase in net income (from $13.0 million in the first quarter of 2007 to $14.2 million in the first quarter of 2008), $0.1 million increase in non-cash, share-based compensation expense, and a $1.7 million increase in depreciation expense, partially offset by a $1.0 million increase in operating assets. We continue to closely monitor our credit terms with our customers, while at times providing extended terms, primarily required by our customers in Asia and Europe.
Investing Activities
     Net cash used in investing activities was $7.2 million for the first three months of 2008 compared to $16.1 million for the same period of 2006. The $8.9 million decrease in investing activities primary relates to the a $6.5 million decrease in investment in available-for-sale securities, and a $2.9 million decrease in actual cash payments for capital expenditures, partially offset by $0.5 million cash proceeds from disposal of fixed assets.
Financing Activities
     Our financing activities include net borrowings, share issuances and excess tax benefits associated with stock option exercises. Net cash provided by financing activities totaled $2.5 million for the first three months of 2008 compared to $1.3 million in the same period of 2007. This increase is primarily the result of a $2.4 million increase in advances on line of credit, and a $0.4 million decrease in repayments of long-term debt and lines of credit, partially offset by a $1.2 million decrease in excess tax benefits associated with stock option exercises, as well as $0.3 million less cash proceeds from stock options exercised during the 2008 quarter.

Debt Instruments
     On March 28, 2008, the Company entered into a fourth amendment to its U.S. credit agreement with Union Bank (“Fourth Amended Credit Agreement” or “Revolving Credit Agreement”). Under the Fourth Amended Credit Agreement, the Company now has available a revolving credit commitment of up to $22.5 million (increased from $20.0 million), including a $5.0 million letter of credit sub-facility and a term loan facility of $5.0 million. As of March 31, 2008, the Company had $0.8 million outstanding under the revolving credit commitment, and there was $2.4 million outstanding under the term loan. The purpose of the revolving credit facility is to provide cash for domestic working capital purposes, and to fund permitted acquisitions.
     Any amounts borrowed under the Union Bank credit facility are collateralized by all of our U.S. accounts, instruments, chattel paper, documents, general intangibles, inventory, equipment, furniture and fixtures, pursuant to security agreements in connection with these credit arrangements. Any amounts borrowed under the Union Bank credit facility bear interest at LIBOR plus 1.15%. At March 31, 2008, the effective rate under both agreements was 4.23%.
     The Revolving Credit Agreement contains covenants that require us to maintain a leverage ratio not greater than 3.25 to 1.0, an interest expense coverage ratio of not less than 2.0 to 1 and a current ratio of not less than 1.0 to 1. The agreement also requires us to achieve a net profit before taxes, as of the last day of each fiscal quarter, for the two consecutive fiscal quarters ending on that date of not less than $1. The Revolving Credit Agreement permits us to pay dividends to our stockholders to the extent that any such dividends declared or paid in any fiscal year do not exceed an amount equal to 50% of our net profit after taxes for such fiscal year. However, this agreement limits our ability to dispose of some assets, incur additional indebtedness, engage in liquidation or merger, acquisition, partnership or other combination (except permitted acquisitions). The Revolving Credit Agreement also contains customary representations, warranties, affirmative and negative covenants and events of default. The term loan does not contain any financial or negative covenants, however a default under our Revolving Credit Agreement will cause a cross-default under the term loan. As of March 31, 2008, we were in compliance with the bank covenants.
     On March 31, 2008, the Company obtained from UBS Financial Services Inc. an Irrevocable Standby Letter of Credit (“Letter of Credit”) in favor of Diodes-FabTech, in an aggregate amount of $165 million, available for payment to the order of the Beneficiary on demand. Draws under the Letter of Credit will be deemed to be a margin loan against our approximately $320 million of ARS.
     As of March 31, 2008, our Asia subsidiaries have available lines of credit of up to an aggregate of $36.8 million, with a several Chinese and Taiwanese financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by its premises, are unsecured, uncommitted and, in some instances, may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin.
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
     Note holders may require us to repurchase all or a portion of their notes upon a fundamental change, as described in this prospectus, at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Future minimum interest payments related to the Notes as of December 31, 2007 are $5.2 million for each year from 2008 through 2011. Future minimum payments related to the Notes as of March 31, 2008 through 2011 and thereafter include $77.5 million in interest and $230 million in principal for a total of $307.5 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 except as updated below.
     At March 31, 2008, our $320.7 million of ARS have experienced multiple failed auctions due to the liquidity issues experienced in the global credit and capital markets. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair values of these auction rate securities no longer approximates par value. As of March 31, 2008, we recorded an unrealized loss of $11.5 million (net of $6.6. million tax effect) in other comprehensive loss for ARS with declines in value from December 31, 2007 deemed to be temporary.
     We continue to monitor the market for ARS and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses or impairment charges in future periods.
     We intend and have the ability to hold these ARS until the market recovers. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash and cash equivalents of $61.2 million at March 31, 2008, as well as our available credit facilities, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, our cash flow, or our ability to fund our existing operations.
Item 4. Controls and Procedures
     Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Carl C. Wertz, with the participation of the Company’s management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in making known to them material information relating to us (including our consolidated subsidiaries) required to be included in this report.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are, from time to time, involved in litigation incidental to the conduct of our business. We do not believe we are currently a party to any pending litigation.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008.
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

Item 6. Exhibits

3.1
Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Amendment No.1 to the Company’s Registration Statement on Form S-3 (File No. 333-127833) filed on September 8, 2006).

3.2	Amended Bylaws of the Company dated July 19, 2007 (incorporated by reference to Exhibit 3 on Form 8-K filed with the Commission on July 23, 2007).

10.1
Irrevocable Standby Letter of Credit dated as of March 31, 2008, issued by UBS Financial Services Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Commission on April 4, 2008).

10.2
Fourth Amendment to Amended and Restated Credit Agreement dated as of March 28, 2008, between Diodes Incorporated and Union Bank of California, N.A. (incorporated by reference to Exhibit 99.3 to Form 8-K filed with the Commission on April 4, 2008).

10.3
Continuing Guaranty Agreement dated April 3, 2008, between Diodes Incorporated and Union Bank of California N.A. (incorporated by reference to Exhibit 99.5 to Form 8-K filed with the Commission on April 4, 2008).

10.4
Guaranty Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.6 to Form 8-K filed with the Commission on April 4, 2008).

10.5
Addendum to Guaranty Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc.(incorporated by reference to Exhibit 99.7 to Form 8-K filed with the Commission on April 4, 2008).

10.6
Client’s Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.8 to Form 8-K filed with the Commission on April 4, 2008).

10.7
Addendum to Client’s Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc.(incorporated by reference to Exhibit 99.9 to Form 8-K filed with the Commission on April 4, 2008).

10.8
Terms and Conditions For Irrevocable Standby Letter of Credit dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.10 to Form 8-K filed with the Commission on April 4, 2008).

10.9	Addendum to Terms and Conditions For Irrevocable Standby Letter of Credit dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc.

10.10	Implementation Deed dated April 2008, between Diodes Incorporated and Zetex plc.

10.11	Revolving note dated as of March 28, 2008, of Diodes Incorporated payable to Union Bank of California, N.A.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DIODES INCORPORATED (Registrant)

By: /s/ Carl C. Wertz CARL C. WERTZ	May 9, 2008
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)

INDEX TO EXHIBITS

3.1
Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-3 (File No. 333-127833) filed on September 8, 2006).

3.2	Amended Bylaws of the Company dated July 19, 2007 (incorporated by reference to Exhibit 3 on Form 8-K filed with the Commission on July 23, 2007).

10.1
Irrevocable Standby Letter of Credit dated as of March 31, 2008, issued by UBS Financial Services Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Commission on April 4, 2008).

10.2
Fourth Amendment to Amended and Restated Credit Agreement dated as of March 28, 2008, between Diodes Incorporated and Union Bank of California, N.A. (incorporated by reference to Exhibit 99.3 to Form 8-K filed with the Commission on April 4, 2008).

10.3
Continuing Guaranty Agreement dated April 3, 2008, between Diodes Incorporated and Union Bank of California N.A. (incorporated by reference to Exhibit 99.5 to Form 8-K filed with the Commission on April 4, 2008).

10.4
Guaranty Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.6 to Form 8-K filed with the Commission on April 4, 2008).

10.5
Addendum to Guaranty Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.7 to Form 8-K filed with the Commission on April 4, 2008).

10.6
Client’s Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.8 to Form 8-K filed with the Commission on April 4, 2008).

10.7
Addendum to Client’s Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.9 to Form 8-K filed with the Commission on April 4, 2008).

10.8
Terms and Conditions For Irrevocable Standby Letter of Credit dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.10 to Form 8-K filed with the Commission on April 4, 2008).

10.9	Addendum to Terms and Conditions For Irrevocable Standby Letter of Credit dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc.

10.10	Implementation Deed dated April 2008, between Diodes Incorporated and Zetex plc.

10.11	Revolving note dated as of March 28, 2008, of Diodes Incorporated payable to Union Bank of California, N.A.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002