Form 10-Q
period 2008-06-30
DIODES INC /DEL/
filed 2008-08-11
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
The number of shares of the registrant’s Common Stock outstanding as of August 7, 2008 was 40,851,587

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
ASSETS

	December 31,	June 30,
	2007	2008
		(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$56,179	$86,132
Short-term investments	323,472	—

Total cash and short-term investments	379,651	86,132
Accounts receivable, net	89,578	111,934
Inventories	53,031	101,649
Deferred income taxes, current	5,173	6,620
Prepaid expenses and other	10,576	15,088

Total current assets	538,009	321,423

LONG-TERM INVESTMENT, available-for-sale securities	—	294,653

PROPERTY, PLANT AND EQUIPMENT, net	123,407	183,415

DEFERRED INCOME TAXES, non-current	3,241	17,626

OTHER ASSETS
Goodwill	25,135	112,324
Intangible assets, net	9,643	17,418
Other	6,930	7,718

Total assets	$706,365	$954,577

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	December 31,	June 30,
	2007	2008
		(unaudited)

CURRENT LIABILITIES
Line of credit	$—	$16,520
Accounts payable	55,145	58,423
Accrued liabilities	27,841	41,541
Income tax payable	1,732	6,418
Current portion of long-term debt	1,345	1,365
Current portion of capital lease obligations	145	449

Total current liabilities	86,208	124,716

LONG-TERM DEBT, net of current portion
2.25% convertible senior notes due 2026	230,000	230,000
Long-term borrowings	5,815	170,038
CAPITAL LEASE OBLIGATIONS, net of current portion	1,331	2,352
OTHER LONG-TERM LIABILITIES	6,249	35,793

Total liabilities	329,603	562,899

MINORITY INTEREST IN JOINT VENTURES	7,164	8,448

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock — par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — par value $0.66 2/3 per share; 70,000,000 shares authorized; 40,172,491 and 40,838,821 issued and outstanding at December 31, 2007 and June 30, 2008, respectively	26,782	27,226
Additional paid-in capital	121,412	127,248
Retained earnings	220,504	247,814
Accumulated other comprehensive income (loss)	900	(19,058)

Total stockholders’ equity	369,598	383,230

Total liabilities and stockholders’ equity	$706,365	$954,577

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

NET SALES	$96,283	$116,018	$188,303	$211,598

COST OF GOODS SOLD	65,605	76,400	128,102	140,064

Gross profit	30,678	39,618	60,201	71,534

OPERATING EXPENSES
Selling, general and administrative	13,397	17,127	26,075	31,786
Research and development	3,156	4,994	6,101	8,730
Restructuring charge and gain on disposal of fixed assets	1,770	—	1,770	(45)

Total operating expenses	18,323	22,121	33,946	40,471

Income from operations	12,355	17,497	26,255	31,063

OTHER INCOME (EXPENSES)
Interest income	4,285	2,554	8,320	8,002
Interest expense	(1,696)	(2,285)	(3,421)	(3,983)
Other	72	(1,202)	(56)	(1,496)

Total other income (expenses)	2,661	(933)	4,843	2,523

Income before income taxes and minority interest	15,016	16,564	31,098	33,586

INCOME TAX PROVISION	(2,221)	(2,781)	(4,879)	(4,996)

Income before minority interest	12,795	13,783	26,219	28,590

Minority interest in earnings of joint ventures	(546)	(675)	(961)	(1,279)

NET INCOME	$12,249	$13,108	$25,258	$27,311

EARNINGS PER SHARE
Basic	$0.31	$0.32	$0.64	$0.68

Diluted	$0.29	$0.31	$0.60	$0.64

Number of shares used in computation
Basic	39,397	40,616	39,220	40,431

Diluted	42,023	42,843	41,897	42,695

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,258	$27,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,978	16,465
Amortization of intangibles	418	466
Amortization of convertible bond issuance costs	630	622
Minority interest earnings	961	1,284
Share-based compensation	4,654	5,133
Loss (gain) on disposal of property, plant and equipment	348	(37)
Changes in operating assets:
Accounts receivable	(7,793)	(7,347)
Inventories	(442)	(16,652)
Prepaid expenses and other current assets	(1,876)	(1,242)
Deferred income taxes	863	(1,034)
Changes in operating liabilities:
Accounts payable	(5,382)	(3,502)
Accrued liabilities	415	(1,248)
Other liabilities	2,210	(104)
Income taxes payable	(88)	3,064

Net cash provided by operating activities	$32,154	$23,179

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	$—	$(152,934)
Acquired intangibles	—	(66)
Purchases of property, plant and equipment	(23,318)	(25,092)
Sales (purchases) of available-for-sale securities	(18,772)	2,797
Proceeds from sale of property, plant and equipment	5	45

Net cash used by investing activities	$(42,085)	$(175,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit, net	$1,056	$16,463
Net proceeds from issuance of common stock	3,894	1,147
Proceeds from long-term debt	—	165,000
Repayments of long-term debt	(1,383)	(1,062)
Repayments of capital lease obligations	(81)	(156)

Net cash provided by financing activities	$3,486	$181,392

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	236	632

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,209)	29,953

CASH AND CASH EQUIVALENTS, beginning of period	48,888	56,179

CASH AND CASH EQUIVALENTS, end of period	$42,679	$86,132

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (cont’)
(Unaudited)
(In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2007	2008

Acquisition:
Fair value of assets acquired	$—	$196,958
Liabilities assumed	—	(44,219)
Cash acquired	—	24,566

Cash paid for the acquisition	$—	$177,305

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — Basis of Presentation and Recently Issued Accounting Pronouncements
     Unless the context otherwise requires, the words “Diodes,” “the Company,” “we,” “us” and “our” refer to Diodes Incorporated and its subsidiaries. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The condensed consolidated financial data at December 31, 2007 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. As permitted under accounting principles generally accepted in the U.S., interim accounting for certain expenses, including income taxes, are based on full year forecasts. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.
     All significant intercompany balances and transactions have been eliminated.
Corporate Structure
     During 2007, we undertook an internal restructuring whereby our foreign subsidiaries were structured under our newly formed, wholly owned Netherlands holding company, Diodes International B.V. In addition, Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd. were structured under Diodes Hong Kong Holding Company, Limited., a newly formed, wholly owned subsidiary of Diodes International B.V. The primary purpose of this internal restructuring was for treasury management and tax planning functions.
     In connection with our acquisition of Zetex plc (“Zetex”) (see-Note M — Business Acquisitions), we formed Diodes Holdings UK Limited and Diodes Investment Company, which are the holding companies for Diodes Zetex Limited.
     The consolidated financial statements include the parent company, Diodes Incorporated, and the following:

Holding companies

Diodes International B.V. (“Diodes-International”)	100% owned
Diodes Hong Kong Holding Company Limited	100% owned
Diodes Holdings UK Limited	100% owned (2008)
Diodes Investment Company	100% owned (2008)

Subsidiaries

Diodes Taiwan, Inc. (“Diodes-Taiwan”)	100% owned
Diodes Hong Kong Limited (“Diodes-Hong Kong”)	100% owned
Anachip Corp. (“Anachip” or “Diodes-Anachip”)	99.81% owned
Shanghai Kai Hong Electronic Co., Ltd. (“Diodes-China”)	95% owned
Shanghai Kai Hong Technology Co., Ltd. (“Diodes-Shanghai”)	95% owned
Diodes FabTech, Inc. (“FabTech” or “Diodes-FabTech”)	100% owned
Diodes United Kingdom Limited	100% owned
Diodes Korea Inc.	100% owned
Diodes Germany GmbH	100% owned
Diodes France SARL	100% owned (2008)
Diodes Zetex Limited (“Diodes-Zetex”)	100% owned (2008)

Reclassifications
     Certain prior year’s balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.
Recently Issued Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the future impacts and required disclosures of this pronouncement and believes that there will be a material adjustment made to account for the liability and equity components of the Company’s $230 million convertible senior notes separately.
     In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Asset. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other accounting principles generally accepted in the U.S. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company is currently evaluating the impacts and required disclosures of adopting this pronouncement.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 requires that objectives for using derivatives instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impacts and required disclosures of adopting this pronouncement.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”) which changes how business acquisitions are accounted. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Among the more significant changes in the accounting for acquisitions are the following: i) Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition; ii) In-process research and development (“IPR&D”) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition; iii) Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price; and iv) Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in consideration and were recorded as adjustments to goodwill. SFAS 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. Early adoption is prohibited. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (“SFAS 160”) which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest, that leave control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCIs even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. After adoption, noncontrolling interests ($4.8 million and $7.2 million at December 31, 2006 and 2007, respectively) will be classified as stockholders’ equity, a change from its current classification between liabilities and stockholders’ equity. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
     In December 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements is not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for the Company beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
     In June 2007, the FASB’s EITF reached a consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities that would require nonrefundable advance payments made by the Company for future research and development activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 is effective for the Company with respect to new arrangements entered into beginning January 1, 2008. The Company’s adoption of this pronouncement did not have a material impact and the Company does not have any arrangements in the scope of this pronouncement.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS 159 is effective as of January 1, 2008. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected the fair value option for eligible items that existed as of January 1, 2008.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 became effective beginning January 1, 2008 and did not have a material effect on the Company’s financial position, results of operations or cash flows. In February 2008, FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, was issued that delayed the application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009 (see Note E — Fair Value Measurements).
NOTE B — Functional Currencies, Comprehensive Income and Foreign Currency Translation
     Functional Currencies and Translation — The functional currency for most of our international operations is the U.S. dollar. The functional currency for our subsidiaries Diodes-Taiwan, Diodes-Anachip and Diodes-Zetex is their local currency, as the Company believes it is the appropriate currency for them to use. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Income and expense accounts denominated in foreign currencies are translated at the average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated condensed balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded as other income (expense) in the consolidated condensed statements of income. The Company had foreign exchange transaction losses of approximately $0.1 million and $1.2 million for the three months ended June 30, 2007 and 2008, respectively, and approximately $0.3 million and $1.7 million for the six months ended June 30, 2007 and 2008, respectively.

     Comprehensive Income — Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of other comprehensive income or loss include foreign currency translation adjustments, unrealized holding losses for available-for-sale securities, unrealized loss on defined benefit plan and foreign currency gain on forward contracts. Accumulated other comprehensive income was $0.9 million at December 31, 2007 and accumulated other comprehensive loss was $19.1 million at June 30, 2008. The $20.0 million change in other comprehensive loss was primarily a result of a $16.5 million, net of tax, unrealized loss of available-for-sale securities (see Note F — Short-term and Long-term Investments) and $8.5 million, net of tax, unrealized loss on defined benefit plan (see Note P — Defined Benefit Plan) during the first six months of 2008, partially offset by a $4.7 million currency translation gain.
     Total comprehensive income for the three and six months ended June 30, 2007 and 2008 was as follows (in thousands):
Total Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net income	$12,249	$13,108	$25,258	$27,313
Translation adjustment	257	1,622	(189)	4,681
Unrealized loss on available-for-sale securities, net of tax	—	(5,031)	—	(16,524)
Unrealized loss on defined benefit plan, net of tax	—	(8,540)	—	(8,540)
Foreign currency gain on forward contracts, net of tax	—	425	—	425

Comprehensive income	$12,506	$1,584	$25,069	$7,355

NOTE C — Hedging
As a multinational company, our transactions are denominated in a variety of currencies. During the second quarter of 2008, in connection with the acquisition of Zetex, the Company adopted forward exchange contracts, designated as foreign-currency cash flow hedges, to reduce the potentially adverse effects of foreign-currency exchange rate fluctuations that occur in the normal course of business. The Company uses forward exchange contracts to hedge, thereby attempting to reduce our overall exposure to the effects of currency fluctuations on cash flows. The Company does not permit speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.
These forward exchange contracts are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as assets and unrealized loss positions are recorded as liabilities. Changes in the fair values of the outstanding forward exchange contracts that are highly effective are recorded in other comprehensive income until net income is affected by the variability of the cash flows of the hedged transaction. Changes in the fair values of the forward exchange contracts not effective as hedging instruments are recognized in earnings in the current period. Results of ineffective hedges are recorded in the expense line item being hedged.
The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those forward exchange contracts are expected to remain highly effective in future periods.
As of June 30, 2008, the Company had forward contracts, primarily relating to the Zetex operations, of approximately $53.2 million that mature monthly over the next 18 months. For the six months ended June 30, 2008, the Company had net foreign exchange hedge-related transaction losses of $1.5 million related to hedging the Zetex acquisition purchase price and deferred net unrealized losses on outstanding forward exchange contracts recorded as other comprehensive gain of $0.4 million (net of tax). For the six months ended June 30, 2008, the Company had no ineffective hedges because forward foreign currency contract amounts were less than the specifically identified anticipated transactions.

NOTE D — Earnings Per Share
     The shares used in the computation of basic and diluted earnings per common share were as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	39,397	40,617	39,220	40,431

Net income	$12,249	$13,108	$25,258	$27,313

Earnings per share	$0.31	$0.32	$0.64	$0.68

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	39,397	40,617	39,220	40,431
Add: Assumed exercise of stock options and stock awards	2,626	2,227	2,677	2,264

	42,023	42,844	41,897	42,695

Net income	$12,249	$13,108	$25,258	$27,313

Earnings per share	$0.29	$0.31	$0.60	$0.64

     Earnings per share are based upon the weighted average number of shares of Common Stock and common stock equivalents outstanding, including those related to share-based compensation and convertible notes. Earnings per share are computed using the “treasury stock method” under FASB Statement No. 128. The convertible notes include a net share settlement feature which requires us to redeem the par amount of the bond in cash and any remaining value, assuming the bond is in the money, in incremental shares, cash or a combination thereof. The net share settled convertible as structured is defined in EITF 90-19, Instrument C, which allows us to use the treasury stock method of calculating the diluted earnings per share. The incremental value of the shares is determined based on the average price of our Common Stock over the reporting period. There are no shares in the earnings per share calculation related to the convertible notes outstanding as our average stock price did not exceed the conversion price of $39.00 and, therefore, there is no conversion spread.
NOTE E — Fair Value Measurements
     As stated in “Note A — Basis of Presentation and Recently Issued Accounting Pronouncements,” on January 1, 2008, we adopted the methods of fair value as described in SFAS 157 to value the financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
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
     Historically, the fair value of the Company’s auction rate securities (“ARS”) has approximated par value due to the frequent resets through the auction process. While we continue to earn interest on investments at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.
     Due to a lack of observable market quotes on our $320.7 million ARS portfolio, we utilized a valuation model that relies exclusively on Level 3 inputs. Fair value presented for the ARS is based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer and bond insurer, the percent of the Federal Family Education Loan Program (“FFELP”) guaranty, and the maturity of the securities, as well as the market activity of similar securities. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict and the future actual market prices may differ materially (see Note F — Short-term and Long-term Investments).
     Financial assets and liabilities carried at fair value as of June 30, 2008 are classified in the following table (in thousands):

Level 1:
	Quoted	Level 2:
	Prices in	Significant	Level 3:
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total at
Description	Assets	Inputs	Inputs	June 30, 2008

Available-for-sale securities	$—	$—	$294,653	$294,653

Total	$—	$—	$294,653	$294,653

     The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended June 30, 2008 (in thousands):

Available-for-sale
securities

Beginning balance as of January 1, 2008	$320,700

Total gains or losses (unrealized)
Included in other comprehensive loss	(26,072)
Purchases, issuances, and settlements	25

Ending balance as of June 30, 2008	$294,653

     Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2008.
     Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill, other intangible assets and other non-financial long-lived assets. As previously stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.
NOTE F — Short-term and Long-term Investments
     Short-term and long-term investments at June 30, 2008 and December 31, 2007, were as follows (in thousands):

As of June 30, 2008	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Long-term investments:
Available-for-sale investment in auction rate securities	$320,675	$—	$(26,072)	$294,653

Total long-term investments	$320,675	$—	$(26,072)	$294,653

As of December 31, 2007	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Available-for-sale investment in auction rate securities	$320,700	$—	$—	$320,700
Money market mutual funds	2,772	—	—	2,772

Total short-term investments	$323,472	$—	$—	$323,472

     As of June 30, 2008, we had $320.7 million invested in ARS, which are generally long-term debt instruments that provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. These mechanisms historically have allowed existing investors to roll over their holdings and continue to own the respective securities or to liquidate their holdings by selling their securities at par value.
     Historically, the Company invested in ARS for short periods of time as part of its cash management program. However, the recent uncertainties in the credit markets and the failure of the auctions for the Company’s ARS have prevented us and other investors from liquidating holdings of ARS. An auction failure, which is not a default in the underlying debt instrument, occurs when the amount of securities submitted for sale exceed the amount of purchase orders, resulting in our continuing to hold these securities. The maturity dates for the Company’s ARS range from 19 to 39 years and averages 32 years. Based on current market conditions, if a secondary market does not develop, it is likely that auctions related to these securities will continue to be unsuccessful. Unsuccessful auctions will result in our holding securities beyond their next scheduled auction reset dates, thereby limiting the liquidity of these investments.
     Our ARS are primarily in student loan association bonds. None of our investments are collateralized mortgage obligations or are any other type of mortgage-backed or real estate-backed security.
     As of June 30, 2008, approximately 85.7%, or $274.8 million, of the $320.7 million par value ARS are collateralized by higher education funded student loans that are supported by the federal government as part of FFELP. The following table shows a natural grouping of the FFELP guaranteed securities, as well as the percentage of the ARS portfolio guaranteed by FFELP (in thousands).

% of FFELP guaranty	Par Value	% of Total

Greater than 99.0%	$195,000	60.8%
Between 81.2% and 82.1%	86,825	27.1%
50.50%	17,000	5.3%
10.00%	3,850	1.2%
non-FFELP guaranteed	18,000	5.6%

Total	$320,675	100.0%

     As of June 30, 2008, our portfolio of ARS was valued using a valuation model that relies exclusively on Level 3 inputs. The valuation resulted in the ARS being discounted by a range of 5.5% to 23.1% of par value. The resulting discount of the total ARS portfolio was 8.1% of par value, or $26.1 million pre-tax unrealized loss (see Note E — Fair Value Measurements).
We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. Because of the inability to determine when our investments in ARS would settle, as of March 31, 2008, we reclassified the entire ARS balance from short-term investments to long-term investment, available-for-sale securities on our consolidated balance sheet.
Although we are uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be only temporary, and thus reduced the carrying value of the ARS to $294.7 million by recording a $16.5 million unrealized loss (net of $9.6 million tax effect) in other comprehensive loss.
It is possible that further declines in ARS fair value may occur. We continue to monitor the market for ARS and consider its impact (if any) on the fair market value of the investments. If the current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or record impairment charges to the income statement.
NOTE G — Inventories
     Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method (in thousands).

	December 31,	June 30,
	2007	2008

Raw materials	$19,918	$36,390
Work-in-progress	11,868	30,609
Finished goods	21,245	34,650

	$53,031	$101,649

NOTE H — Goodwill and Other Intangible Assets
     The following amounts of goodwill and intangible assets relating to the acquisition of Zetex are preliminary (See Note M — Business Acquisitions). The Company is undergoing an independent valuation of the assets acquired, and upon completion of the valuation the amounts of goodwill and intangible assets are subject to change.
     Changes in goodwill are as follows (in thousands):

	2007				2008
		Acquisitions/				Acquisitions/
		purchase	Currency			purchase	Currency
	Balance,	accounting	exchange	Balance,	Balance,	accounting	exchange	Balance,
	January 1	adjustments	and other	December 31	January 1	adjustments	and other	June 30

Total	$25,030	$—	$105	$25,135	$25,135	$85,231	$1,958	$112,324

     Intangible assets at June 30, 2008 are (in thousands):

		As of June 30, 2008
		Gross Carrying	Accumulated	Currency exchange
Intangible Assets	Useful life	Amount	Amortization	and other	Net

Amortized Intangible Assets:
Patents and trademarks	3-15 years	$11,422	$(2,025)	$(37)	$9,360
Software license	3 years	648	(33)	4	619

Total amortized intangible assets:		$12,070	$(2,058)	$(33)	$9,979

Indefinite Life Intangible Assets:
Intellectual property	Indefinite	$7,387	$—	$52	$7,439

Total indefinite life intangible assets:		$7,387	$—	$52	$7,439

Total intangible assets:		$19,457	$(2,058)	$19	$17,418

     Amortization expense related to intangible assets subject to amortization was $0.2 million and $0.3 million for the three months ended June 30, 2007 and 2008, respectively.
     Amortization expense related to intangible assets subject to amortization was $0.4 million and $0.5 million for the six months ended June 30, 2007 and 2008, respectively.

NOTE I — Income Tax Provision
     Income tax expense of $2.8 million and $5.0 million was recorded for the three and six months ended June 30, 2008, respectively. This resulted in an effective tax rate of 14.9% in the six months ended June 30, 2008, as compared to 15.7% in the same period of last year and compared to 13.2% for the full year of 2007. Our lower effective tax rate compared with the same period last year was the result of lower income in the U.S. and higher income in lower-taxed jurisdictions, partially offset by an increased income tax rates at our China subsidiaries.
     Our global presence requires us to pay income taxes in a number of jurisdictions. In general, earnings in the U.S. and Taiwan are currently subject to tax rates of 39.0% and 25.0%, respectively. In addition, Taiwan earnings are subject to an additional 10% retained earnings tax should the Taiwan earnings not be distributed. Earnings of Diodes-Hong Kong are subject to a 16.5% tax for local sales or local source sales; all other Hong Kong sales are not subject to foreign income taxes. Earnings at Diodes-Taiwan and Diodes-Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by our China subsidiaries and sold to customers outside of Taiwan and Hong Kong, respectively. The U.S. tax rate on this Subpart F income is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, we receive credit against our U.S. federal tax liability for income taxes paid by our foreign subsidiaries.
     As an incentive for the formation of Diodes-Anachip, earnings of Diodes-Anachip are subject to a five-year tax holiday (subject to certain qualifications of Taiwanese tax law). In the third quarter of 2006, we elected to begin this five-year tax holiday as of January 1, 2006. Beginning 2011, Anachip earnings will be subject to the statutory Taiwan income tax rate.
     Diodes-China is located in the Songjiang district where the standard central government tax rate is 24.0%. However, as an incentive for establishing Diodes-China, the earnings of Diodes-China were subject to a 0% tax rate by the central government from 1996 through 2000, and to a 12.0% tax rate from 2001 through 2007. For 2008, we expect a tax rate of 25%. In addition, due to a $15 million permanent re-investment of Diodes-China earnings in 2004, Diodes-China has received additional preferential tax treatment (earnings will be exempted from central government income tax for two years, and then subject to tax rates in the range of 12.0% to 12.5% for the following three years) on earnings that are generated by this investment.
     In addition, the earnings of Diodes-China would ordinarily be subject to a standard local government tax rate of 3.0% through 2007. However, as an incentive for establishing Diodes-China, the local government waived this tax from 1996 through 2007.
     In 2004, we established our second Shanghai-based manufacturing facility, Diodes-Shanghai, located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government standard tax rate is 15.0%, and there is no local government tax. As an incentive for establishing Diodes-Shanghai, the 2005 and 2006 earnings of Diodes-Shanghai were exempted from central government income tax and the 2007 earnings were subject to a 7.5% tax rate. For 2008, we expect a tax rate of 12.5%.
     It is unclear to what extent our China subsidiaries will receive preferential tax treatment. The recent China government income tax reform terminates some existing tax incentives for foreign enterprises doing business in China. The central government tax rate in China increased to 25% beginning in 2008; however, we believe Diodes-China may qualify for a “high technology” preferential tax treatment that would reduce the tax rate to 15% and Diodes-China may qualify for a transitional tax rate of 9%.
     On June 9, 2008, the Company completed the acquisition of all the outstanding ordinary capital stock of Zetex. Earnings of the Zetex United Kingdom subsidiaries are currently subject to a tax rate of 28% and the earnings of Zetex-Hong Kong are subject to a 16.5% tax rate. In addition, the German subsidiaries are subject to a 30% tax rate.
     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2004. The IRS has contacted the Company regarding an examination for the tax year ended 2005. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, we are no longer subject to income tax audits for years before 2001. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN48”) reserve for any adjustments that may result from future tax audits. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
     We adopted the provisions FIN48 effective January 1, 2007. As a result of the implementation of FIN48, we increased our liability for unrecognized tax benefits, primarily related to our foreign subsidiaries, by approximately $2.0 million during the first quarter of 2007, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2008 and June 30, 2008, the gross amount of unrecognized tax benefits was approximately $4.1 million and $4.3 million, respectively.
     It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

     In addition, funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. As of January 1, 2007, we had accrued $3.3 million for U.S. taxes on future dividends from our foreign subsidiaries. With the establishment of the holding companies in 2007, the Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries. Accordingly, the $3.3 million liability was reversed during 2007, and U.S. taxes are no longer being recorded on undistributed foreign earnings.
NOTE J — Deferred compensation
     Beginning January 1, 2007, the Company implemented a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At June 30, 2008, these investments totaled approximately $2.1 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.
NOTE K — Share-based Compensation
     We maintain share-based compensation plans for our officers, key employees, and our Board, which provide for stock options and stock awards. For further details regarding the Company’s share-based compensation plans, please see Note 15 of our notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
     Stock Options. Through March 31, 2006, substantially all stock options granted vest in equal annual installments over a three-year period and expire ten years after the grant date. Beginning April 1, 2006, substantially all stock options granted vest in equal annual installments over a four-year period and expire ten years after the grant date.
     For the three months and six months ended June 30, 2007 and 2008, share-based compensation expense associated with the Company’s stock options recognized in the income statement is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Cost of sales	$79	$51	$160	$105
Selling and administrative expense	1,205	1,072	2,508	2,151
Research and development expense	118	110	243	211

Total stock option expense	$1,402	$1,233	$2,911	$2,467

     Stock option expense for the three months and six months ended June 30, 2007 and 2008 was estimated on the date of grant using the Black-Scholes option pricing model. For the six months ended June 30, 2008, the Company granted stock options to purchase approximately 241,000 shares of the Company’s Common Stock, which vests in equal annual installments over a four-year period and expire ten years from the date of grant. Options granted during the six months ended June 30, 2008 had a weighted-average grant date fair value of $16.70.
     The total intrinsic value (actual gain) of options exercised during the six months ended June 30, 2008 was approximately $6.5 million. The total net cash proceeds received from stock option exercises during the six months ended June 30, 2008 was $1.1 million.

     A summary of the stock option plans as of June 30, 2008 follows (in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Stock options	Shares (000)	Price	Term (yrs)	($000)

Outstanding at January 1, 2008	4,268	$10.06	6.0	$85,393
Granted	241	27.95
Exercised	(292)	3.93		6,513
Forfeited or expired	(15)	18.84
Outstanding at June 30, 2008	4,202	$11.48	5.8	$67,974

Exercisable at June 30, 2008	3,317	$8.59	5.1	$63,204

     The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price.
     As of June 30, 2008, total unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, was approximately $8.6 million, before income taxes, and is expected to be recognized over a weighted average of approximately 2.2 years.
     Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.
     A summary of the status of our non-vested share grants as of June 30, 2008 follows (in thousands):

		Weighted-	Aggregate
		Average	Intrinsic
		Grant-Date	Value
Share Grants	Shares (000)	Fair Value	($000)

Nonvested at January 1, 2008	1,018	$18.34	$30,602
Granted	105	27.91
Vested	(375)	15.77	9,342
Forfeited	(28)	26.35

Nonvested at June 30, 2008	720	$20.78	$19,897

     During the three months ended June 30, 2007 and 2008, there was $0.8 million and $1.3 million, respectively, of share-based compensation expense related to non-vested stock award arrangements granted under the plans.
     During the six months ended June 30, 2007 and 2008, there was $1.7 million and $2.7 million, respectively, of share-based compensation expense related to non-vested stock award arrangements granted under the plans.
     The total intrinsic value (actual gain) of restricted stock grants vested during the six months ended June 30, 2008 was approximately $9.3 million.
     As of June 30, 2008, total un-recognized share-based compensation expense related to non-vested stock award arrangements, net of forfeitures, was approximately $12.9 million, before income taxes, and is expected to be recognized over a weighted average of approximately 2.2 years.

NOTE L—Segment and Geographic Information
     An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Operations, Senior Vice President of Sales and Marketing and Senior Vice President of Finance. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregated our products since the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.
     Our primary operations include the domestic operations in North America and the Far East. For reporting purposes, European sales, which accounted for approximately 4.2% and 8.7% of total sales for the three months ended June 30, 2007 and 2008, respectively, and approximately 4.3% and 7.4% of total sales for the six months ended June 30, 2007 and 2008, respectively, are consolidated into the domestic (North America) operations.
     The accounting policies of the operations are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2007. Revenues are attributed to geographic areas based on the location of the market producing the revenues (in thousands):

Three Months Ended			Consolidated
June 30, 2007	Far East	North America	Segments

Total sales	$121,240	$29,943	$151,183
Inter-company sales	(48,585)	(6,315)	(54,900)

Net sales	$72,655	$23,628	$96,283

Property, plant and equipment	$97,658	$12,766	$110,424
Assets	$199,278	$462,145	$661,423

Three Months Ended			Consolidated
June 30, 2008	Far East	North America	Segments

Total sales	$154,228	$42,366	$196,594
Inter-company sales	(72,855)	(7,721)	(80,576)

Net sales	$81,373	$34,645	$116,018

Property, plant and equipment	$107,323	$76,092	$183,415
Assets	$344,715	$609,862	$954,577

Six Months Ended			Consolidated
June 30, 2007	Far East	North America	Segments

Total sales	$231,907	$60,666	$292,573
Inter-company sales	(93,395)	(10,875)	(104,270)

Net sales	$138,512	$49,791	$188,303

Property, plant and equipment	$97,658	$12,766	$110,424
Assets	$199,278	$462,145	$661,423

Six Months Ended			Consolidated
June 30, 2008	Far East	North America	Segments

Total sales	$292,698	$72,222	$364,920
Inter-company sales	(137,402)	(15,920)	(153,322)

Net sales	$155,296	$56,302	$211,598

Property, plant and equipment	$107,323	$76,092	$183,415
Assets	$344,715	$609,862	$954,577

Geographic Information
     Revenues were derived from (billed to) customers located in the following countries. “All Others” represents countries with less than 10% of the total revenues each (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended June 30,		Net Sales
	2007	2008	2007	2008

China	$37,047	$34,983	38.5%	30.2%
Taiwan	23,201	33,433	24.1%	28.8%
United States	20,643	21,923	21.4%	18.9%
All Others	15,392	25,679	16.0%	22.1%

Total	$96,283	$116,018	100.0%	100.0%

	Net Sales
	for the Six Months		Percentage of
	Ended June 30,		Net Sales
	2007	2008	2007	2008

China	$62,039	$61,085	32.9%	28.9%
Taiwan	56,820	66,048	30.2%	31.2%
United States	40,829	41,239	21.7%	19.5%
All Others	28,615	43,226	15.2%	20.4%

Total	$188,303	$211,598	100.0%	100.0%

NOTE M— Business Acquisitions
     Zetex Acquisition — On June 9, 2008, the Company completed the acquisition of all the outstanding ordinary capital stock of Zetex, a company incorporated under the laws of England and Wales. The shareholders of Zetex received 85.45 pence in cash per Zetex ordinary share, valuing the fully diluted share capital of Zetex at approximately U.S.$176.3 million (based on a USD:GBP exchange rate of 1.9778), excluding acquisition costs, fees and expenses.
     As consideration for Zetex, the Company paid the following (in thousands):

Purchase price (net of cash acquired)	$149,143
Acquisition related costs	3,595

Total purchase price	$152,738

     In addition, in order to finance the acquisition, the Company entered into a loan for $165 million, which accrues interest at a floating rate of interest per annum equal to the sum of the prevailing daily 30-day LIBOR plus 1.25% (see Note N — Margin Loan), secured by its ARS portfolio.
     The results of operations of the Zetex acquisition have been included in the consolidated financial statements from June 1, 2008. The purpose of this acquisition was to create revenue, operating and cost synergies and to enhance the Company’s leadership in discrete and analog solutions. In addition, the Company believes that the acquisition will strengthen and broaden the Company’s product offerings, including entry into the LED lighting and automotive markets and expand the Company’s geographical footprint in the European markets.
     Because Zetex was acquired late in the second quarter of 2008 and was a significant acquisition, it will require a comprehensive review of asset values and liabilities, and a significant part of the evaluation will take into consideration the integration of Zetex. A final determination of the allocation of the purchase price to the assets acquired and liabilities assumed has not been made and should be considered preliminary. The final determination is subject to the completion of a comprehensive independent valuation of the assets acquired and liabilities assumed. The Company is in the process of an independent valuation and expects to have this valuation completed by 2008 year-end.
     The following summarizes the preliminary (subject to final determination) allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Accounts receivable, net	$13,445
Inventory	30,605
Prepaid expenses and other current assets	4,363
Property, plant and equipment, net	50,145
Deferred tax assets	5,235
Other long-term assets	136
Trademarks and other intangible assets	7,991
Goodwill	85,036

Total assets acquired	$196,956

Liabilities assumed:
Accounts payable	$6,057
Accrued expenses and other liabilities	16,154
Pension liability	10,873
Deferred tax liabilities	7,288
Other liabilities	3,846

Total liabilities assumed	44,218

Total net assets acquired	$152,738

     The following unaudited pro forma consolidated results of operations for the quarters ended June 30, 2007 and 2008 have been prepared as if the acquisition of Zetex had occurred at January 1, 2007 and January 1, 2008, respectively for each quarter (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Net revenues	$128,999	$149,271	$251,442	$262,124
Net income	$14,248	$4,254	$29,255	$14,802
Net income per common share—Basic	$0.36	$0.10	$0.75	$0.37
Net income per common share—Diluted	$0.34	$0.10	$0.70	$0.35

     The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. The unaudited pro forma consolidated results of operations do not include any adjustments to net income to give effect to depreciation of property, plant and equipment acquired and amortization of intangible assets acquired as the Company is undergoing an independent valuation of the assets and liabilities acquired and is unable to determine what those effects would be. Upon completion of the valuation, the Company intends to make adjustments for these items in future pro forma disclosures for Zetex. These unaudited pro forma consolidated results of operations were derived, in part, from the historical consolidated financial statements of Zetex and other available information and assumptions believed to be reasonable under the circumstances.
Note N — Long-Term Borrowings — Margin Loan
     On March 31, 2008, the Company obtained from UBS Financial Services Inc. (“UBS”) an Irrevocable Standby Letter of Credit (“Letter of Credit”) in favor of Diodes-FabTech, in an aggregate amount of $165 million.
     In connection with the acquisition of Zetex (see Note M — Business Acquisitions), the Company drew $165 million, which accrues interest at a floating rate of interest per annum equal to the sum of the prevailing daily 30-day LIBOR plus 1.25% and is payable monthly. The margin loan is secured by the Company’s ARS and does not have a maturity date. The margin loan may be called if the value of the ARS portfolio falls below 75% of the par value or below a required percentage of the par value under applicable statutes, rules and regulations and may be called any time subject to the discretion of UBS if UBS considers a margin call necessary for its protection. There are no scheduled principal payments and the margin loan can be paid in part or in its entirety by the Company at anytime without penalty. Management does not believe the margin loan will be called within the next twelve months.
NOTE O — Commitments
     Purchase commitments — As of June 30, 2008, we have approximately $9.1 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.
NOTE P — Defined Benefit Plan
     In connection with the acquisition of Zetex (see Note M — Business Acquisitions), the Company has adopted a contributory defined benefit plan that covers certain employees in the United Kingdom (“U.K.”) and Germany. The defined benefit plan is closed to new entrants and frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. On the acquisition date, the Company determined the fair value of the defined benefit plan assets and plans to utilize an annual measurement date of December 31. At subsequent measurement dates, defined benefit plan assets will be determined based on fair value. Defined benefit plan assets consist primarily of high quality corporate bonds that are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating to the terms of the related pension liability. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.
     For the six months ended June 30, 2008, net period benefit costs associated with the defined benefit in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R), were approximately $0.1 million. All unrecognized actuarial gains and losses, prior service costs and accumulated other comprehensive income are eliminated and the balance sheet liability is set equal to the funded status of the defined benefit plan at acquisition date.

     The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plans; the amounts recognized in the Company’s financial statements; and the principal weighted-average assumptions used for the six months ended June 30, 2008:

Defined
Benefit Plan
Change in benefit obligation:
Beginning balance at date of acquisition	$123,599
Service cost	34
Interest cost	675
Actuarial loss	1,524
Benefits paid	(229)

Benefit obligation at June 30, 2008	$125,604

Change in plan assets:
Fair value of plan assets at date of acquisition	$112,450
Actual return on plan assets	(6,108)
Benefits paid	(229)

Fair value of plan assets at June 30, 2008	$106,113

Funded status at June 30, 2008	(19,490)

Based on an actuarial study preformed as of June 30, 2008, the plan is under-funded and a liability of $19.5 million is reflected in the Company’s consolidated financial statements as noncurrent liabilities. The amount recognized in accumulated other comprehensive income was a net loss of $8.5 million and the weighted-average discount rate assumption used to determine benefit obligations as of June 30, 2008 was 6.7%.
The following are weighted-average assumptions used to determine net periodic benefit costs for the six months ended June 30, 2008:

Discount rate	6.6%
Expected long-term return on plan assets	6.7%
     The Company does not expect to make any contributions to the defined benefit plan during fiscal year 2008. The Company adopted a payment plan that Zetex had in place with the trustees of the defined benefit plan, in which the Company will pay approximately 1.0 million GBP (approximately $2.0 million based on a USD:GBP exchange rate of 2:1) every March from 2009 through 2012.

NOTE Q — Related Parties
     We conduct business with one related party company, Lite-On Semiconductor Corporation (“LSC”), and its subsidiaries and affiliates, that owns 20.7% of our outstanding Common Stock as of June 30, 2008, and one significant company, Zi Yun International Pte., Ltd. (“Zi Yun”) (formerly Keylink International) (and its subsidiaries and affiliates), our 5% joint venture partner in Diodes-China and Diodes-Shanghai. For further details about related parties, please see Note 16 of our notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007
     The Audit Committee of our Board of Directors reviews all related party transactions for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.
     Lite-On Semiconductor Corporation — During the six months ended June 30, 2007 and 2008, we sold silicon wafers to LSC totaling 6.8% and 3.8% of our net sales, respectively, making LSC one of our largest customers. Also for the six months ended June 30, 2007 and 2008, 11.2 % and 10.3%, respectively, of our net sales were from discrete semiconductor products purchased from LSC for subsequent sale by us, making LSC our largest outside supplier. We also rent warehouse space in Hong Kong from a member of The Lite-On Group, which also provides us with warehousing services at that location. For the six months ended June 30, 2007 and 2008, we reimbursed this entity in aggregate amounts of $0.3 million and $0.3 million, respectively, for these items. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties.
     Net sales to, and purchases from, LSC for the three and six months ended June 30, 2007 and 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Net sales	$6,132	$4,160	$12,888	$8,030

Purchases	$11,821	$14,400	$23,720	$27,166
     Zi Yun International Pte., Ltd. — During the six months ended June 30, 2007 and 2008, we sold silicon wafers to companies owned by Zi Yun totaling 0.4% and 0.5% of our net sales, respectively. Also for the six months ended June 30, 2007 and 2008, 1.6% and 1.4%, respectively, of our net sales were from discrete semiconductor products purchased from companies owned by Zi Yun. In addition, Diodes-China and Diodes-Shanghai lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Zi Yun. We also pay a consulting fee to Zi Yun. For the six months ended June 30, 2007 and 2008, we paid Zi Yun an aggregate of $4.3 million and $5.3 million, respectively, with respect to these items. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties.
     Net sales to, and purchases from, companies owned by Zi Yun for three and six months ended June 30, 2007 and 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Net sales	$835	$317	$835	$994
Purchases	$950	$1,588	$1,921	$3,410

     Accounts receivable from, and accounts payable to, LSC and Zi Yun were as follows as of December 31, 2007 and June 30, 2008 (in thousands):

	December 31,	June 30,
	2007	2008
Accounts receivable
LSC	$3,526	$3,392
Zi Yun International	1,879	601

	$5,405	$3,993

Accounts payable
LSC	$8,906	$9,339
Zi Yun International	4,229	4,385

	$13,135	$13,724

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
Highlights For the Three and Six Months Ended June 30, 2008
•	Revenue for the three months ended June 30, 2008 increased 20.5% over the prior year same period to $116.0 million;

•	Revenue for the six months ended June 30, 2008 increased 12.4% over prior year same period to $211.6 million;

•	Gross profit for the three months ended June 30, 2008 increased 29.1% over the prior year same period to $39.6 million and gross margin increased 2.2% over the prior year same period to 34.1%;

•	Gross profit for the six months ended June 30, 2008 increased 18.8% over the prior year same period to $71.5 million and gross margin increased 1.8% over the prior year same period to 33.8%;

•	Income from operations for the three months ended June 30, 2008 increased 38.0% over the prior year same period to $17.1 million;

•	Income from operations for the six months ended June 30, 2008 increased 16.6% over the prior year same period to $30.6 million;

•	On June 9, 2008, we completed the acquisition of Zetex plc (“Zetex”), which is expected to result in revenue, operating and cost synergies;

•	In connection with the acquisition of Zetex, we entered into a margin loan for $165 million.

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
     We design, manufacture and market these semiconductors for diverse end-use applications in the consumer electronics, computing, industrial, communications and automotive sectors. Semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device. We believe that our focus on standard semiconductor products provides us with a meaningful competitive advantage relative to other semiconductor companies that provide a wider range of semiconductor products.
     We were incorporated in 1959 in California and reincorporated in Delaware in 1969. We are headquartered in Dallas, Texas. We have two manufacturing facilities located in Shanghai, China, one in Neuhaus, Germany and a joint venture facility in Chengdu, China, and our wafer fabrication facilities are in Kansas City, Missouri and Manchester, England. Our sales, marketing, engineering and logistical centers are located in Westlake Village, California; Taipei, Taiwan; Shanghai and Shenzhen, China; Manchester, England; and Hong Kong. We have strengthened our product design centers in Dallas, San Jose, Shanghai, England, Germany and Taiwan to position our design engineers to work more closely with our customers and enable us to deliver a stream of innovative solutions in our targeted product categories. We also have regional sales offices and/or representatives in: Derbyshire, England, Toulouse, France, Frankfurt, Germany, and in various cities in the U.S.
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
     As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the principal elements of our strategy include the following:
•	Continue to rapidly introduce innovative discrete and analog semiconductor products;

•	Expand our available market opportunities;

•	Maintain intense customer focus;

•	Enhance cost competitiveness; and

•	Pursue selective strategic acquisitions.
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

•
For the six months ended June 30, 2008, our revenue reflects seasonality combined with the impact of the overall weakening economy, in particular on key targeted end-equipment in the consumer and computing markets, as well as our foundry and subcontracting business, which showed greater weakness than our core revenue drivers.

•
Our net sales were derived from new products introduced within the last three years, comprising of 35.1% and 36.4% for the six months ended June 30, 2007 and 2008, respectively, compared to 28.2% in 2006. The significant increase in new products primarily resulted from the Anachip and Zetex acquisitions. We expect new products to generally have gross profit margins that are higher than the margins of our standard products. We expect net sales derived from new products to increase in absolute terms, although our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix.

•
For the six months ended June 30, 2008, the percentage of our net sales derived from our Asian subsidiaries was 73.4%, compared to 73.6% in the same period last year. We expect our net sales to the Asian market to increase as a percentage of our total net sales as a result of our customers’ continuing to shift their manufacturing of electronic products from the U.S. to Asia, although, the Zetex acquisition will begin to add significant revenue in Europe.

•
Our gross profit margin was 33.8% for the six months ended June 30, 2008, compared to 32.0% in the same period last year. Our gross margin percentage was higher than the same period last year as average selling prices remained flat and average unit cost decreased for the six months ended June 30, 2008 due to improvement of manufacturing efficiency. In 2007, we completed the move of our analog product from Taiwan to our China manufacturing facilities to increase the gross margin on this product line. Future gross profit margins will depend primarily on our product mix, cost savings, and the demand for our products.

•
As of June 30, 2008, we had invested approximately $198 million in our Asian manufacturing facilities. For the six months ended June 30, 2008, we invested approximately $25.8 million in capital expenditures, primarily in our Asian manufacturing facilities. For 2008, we anticipate total capital expenditures of approximately 10-12% of annual revenue and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

•
We have increased our investment in research and development from $6.1 million, or 3.2% of net sales, for the six months ended June 30, 2007 to $9.2 million, or 4.3% of net sales, for the six months ended June 30, 2008 primarily as a result of the Zetex acquisition. We continue to seek to hire qualified engineers who fit our focus on proprietary semiconductor processes and packaging technologies. We expect research and development expenses to be approximately 5% to 6% of net sales, which will enable us to bring additional proprietary devices to the market.

Recent Acquisitions
     Zetex Acquisition
     On June 9, 2008 we acquired Zetex. See Note M — “Business Acquisitions” to Notes to Consolidated Condensed Financial Statements for detailed information regarding this acquisition.

Results of Operations for the Three Months Ended June 30, 2007 and 2008
     The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three months ended June 30,		Increase (Decrease)
	2007	2008	’07 to ’08

Net sales	100	100	20.5
Cost of goods sold	(68.1)	(65.9)	16.5
Gross profit	31.9	34.1	29.1
Operating expenses	(19.1)	(19.0)	20.7
Operating income	12.8	15.1	41.6
Interest income	4.5	2.2	(40.4)
Interest expenses	(1.8)	(2.0)	34.7
Other income (expense)	0.1	(1.0)	(1,793.0)

Income before taxes and minority interest	15.6	14.3	10.3
Income tax provision	(2.3)	(2.4)	25.2

Income before minority interest	13.3	11.9	7.7
Minority interest	(0.6)	(0.6)	23.6

Net income	12.7	11.3	7.0

     The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2007	2008
Net Sales	$96,283	$116,018
     Net sales increased approximately $19.7 million for the three months ended June 30, 2008, compared to the same period last year. The 20.5% increase in net sales represents an approximately 16.6% increase in units sold with a 3.3% increase in average selling prices (“ASP”). The revenue increase for the three months ended June 30, 2008 was attributable to sales increases in all industry segments, primarily due to the Zetex acquisition, partially offset by an overall weaker global economy, as well as our foundry and subcontracting business, which is showing greater weakness than our core revenue drivers. Significant price pressure and an unfavorable commodity-based product mix also affected sales for the three months ended June 30, 2008.

	2007	2008
Cost of goods sold	$65,605	$76,400
Gross profit	$30,678	$39,618
Gross profit margin	31.9%	34.1%
     Cost of goods sold increased approximately $10.8 million, or 16.5%, for the three months ended June 30, 2008 compared to the same period last year. As a percent of sales, cost of goods sold decreased to 65.9% for the three months ended June 30, 2008 compared to 68.1% in the same period last year and our average unit cost (“AUP”) decreased 0.2%. As per SFAS 123R, included in cost of goods sold was $0.1 million of non-cash, stock option compensation expense related to our manufacturing facilities for both the three months ended June 30, 2007 and 2008.

     For the three months ended June 30, 2008, gross profit increased by approximately $8.9 million, or 29.1%, compared to the same period last year. Gross margin increased to 34.1% for the three months ended June 30, 2008, compared to 31.9% for the same period last year, due primarily to (i) the ASP increase and AUP decrease related to improved manufacturing efficiency, (ii) demand-induced changes in product mix and (iii) the acquisition of Zetex.

	2007	2008
Selling, general and administrative expenses (“SG&A”)	$13,397	$17,127
     SG&A for the three months ended June 30, 2008 increased approximately $3.7 million, or 27.8%, compared to the same period last year, due primarily to (i) $2.1 million increase in wages and related benefits, including share-based compensation, associated with increased sales and the acquisition of Zetex and (ii) $0.9 million increase in building maintenance and utilities expenses including additional costs due to the Zetex acquisition. SG&A as a percentage of sales, increased to 14.8% for the three months ended June 30, 2008, compared to 13.9% in the same period last year, due to higher revenue in the second quarter of 2008. As per SFAS 123R, included in SG&A expenses was $1.2 million and $1.1 million of non-cash, stock option compensation expense for the three months ended June 30, 2007 and 2008, respectively.

	2007	2008
Research and development expenses (“R&D”)	$3,156	$4,994
     Investment in R&D for the three months ended June 30, 2008 was $5.0 million, an increase of approximately $1.8 million from the same period last year due primarily to (i) $1.3 million increase in wages and related benefits as a result of hiring additional engineers and the acquisition of Zetex, (ii) $0.5 million increase in building maintenance and utilities expense including additional costs due to the Zetex acquisition. R&D, as a percentage of sales, was 4.3% for the three months ended June 30, 2008 compared 3.3% in the same period last year. Included in R&D expenses was $0.1 million of non-cash, SFAS 123R stock option compensation expense for the three months ended June 30, 2007 and 2008.

	2007	2008
Interest income	$4,285	$2,554
     Interest income decreased for the three months ended June 30, 2008 to $2.6 million, compared to $4.3 million in the same period last year, due primarily to less interest income earned on available-for-sale securities purchased with the proceeds from the $230 million convertible bonds. Interest income for the three months ended June 30, 2008 has been impacted by the continued turmoil in the credit markets, and in particular with the ARS. Since mid-February, all of our ARS portfolio auctions have failed and may continue to fail in the future. With the decline in the overall market interest rates, as well as our failed ARS auctions, we expect a weighted average interest rate on the ARS to continue to decline in the third quarter of 2008, as compared to the three months ended June 30, 2008.

	2007	2008
Interest expense	$1,696	$2,285
     Interest expense for the three months ended June 30, 2008 was approximately $2.3 million, compared to $1.7 million in the same period last year. Interest expense is primarily associated with interest expense related to the $230 million-2.25% convertible bonds and the margin loan.

	2007	2008
Other income (expense)	$72	$(1,202)

     Other expense for the three months ended June 30, 2008 was $1.2 million, compared to other income of $0.1 million in the same period last year. Included in other expense for the three months ended June 30, 2008 was $1.2 million foreign currency transaction loss primarily due to $1.5 million loss from forward contract hedging related to hedging the Zetex acquisition purchase price and $0.3 million foreign currency transaction gain due to Taiwan currency and China currency exchange rate changes during the period. The other income for the three months ended June 30, 2007 was an approximate $0.1 million foreign currency gain due primarily to Taiwan currency and China currency exchange rate changes during the periods.

	2007	2008
Income tax provision	$2,221	$2,781
     We recognized income tax expense of $2.8 million for the three months ended June 30, 2008, resulting in an effective tax rate of 16.8%, as compared to 14.8% in the same period last year. Income taxes for interim periods ended June 30, 2008 and 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. The increase in the effective tax rate was the result of the higher income tax rate on Diodes-Zetex’s earnings and an increased income tax rate on our China subsidiaries, partially offset by lower quarterly income in the U.S. and higher income in lower-taxed jurisdictions. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

	2007	2008
Minority interest	$546	$675
     Minority interest represented the minority investors’ share of the earnings of Diodes-China, Diodes-Shanghai and Diodes-Anachip for the three months ended June 30, 2008 and 2007. The investment in the subsidiaries and their equity balances are eliminated in the consolidation of our financial statements, and the activities of Diodes-China, Diodes-Shanghai and Diodes-Anachip are included therein. As of June 30, 2008, we had 95% controlling interests in Diodes-China and Diodes-Shanghai, and a 99.81% controlling interest in Anachip.

Results of Operations for the Six Months Ended June 30, 2007 and 2008
     The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Six months ended June 30,		Increase (Decrease)
	2007	2008	’07 to ’08

Net sales	100	100	12.4
Cost of goods sold	(68.0)	(66.2)	9.3
Gross profit	32.0	33.8	18.8
Operating expenses	(18.0)	(19.1)	19.2
Operating income	14.0	14.7	18.3
Interest income	4.4	3.8	(3.8)
Interest expenses	(1.8)	(1.9)	16.4
Other income (expense)	(0.1)	(0.7)	2,524.6

Income before taxes and minority interest	16.5	15.9	8.0
Income tax provision	(2.6)	(2.4)	2.4

Income before minority interest	13.9	13.5	9.1
Minority interest	(0.5)	(0.6)	33.1

Net income	13.4	12.9	8.1

     The following discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2007	2008
Net Sales	$188,303	$211,598
     Net sales increased approximately $23.3 million for the six months ended June 30, 2008, compared to the same period last year. The 12.4% increase in net sales represents an approximately 13.9% increase in units sold partially offset by a 1.3% decrease in ASP. The revenue increase for the six months ended June 30, 2008 was attributable to sales increases in all industry segments mainly due to Zetex acquisition, partially offset by an overall weakening of the global economy, as well as our foundry and subcontracting business, which is showing greater weakness than our core revenue drivers. Significant price pressure and an unfavorable commodity-based product mix also affected sales for the six months ended June 30, 2008.

	2007	2008
Cost of goods sold	$128,102	$140,064
Gross profit	$60,201	$71,534
Gross profit margin	32.0%	33.8%
     Cost of goods sold increased approximately $12.0 million, or 9.3%, for the six months ended June 30, 2008 compared to the same period last year. As a percent of sales, cost of goods sold decreased to 66.2% for the six months ended June 30, 2008 compared to 68.0% in the same period last year and our average unit cost (“AUP”) decreased 4.0%. As per SFAS 123R, included in cost of goods sold was $0.2 million and $0.1 million of non-cash, stock option compensation expense related to our manufacturing facilities for the six months ended June 30, 2007 and 2008, respectively.

     For the six months ended June 30, 2008, gross profit increased by approximately $11.3 million, or 18.8%, compared to the same period last year. Gross margin increased to 33.8% for the six months ended June 30, 2008, compared to 32.0% for the same period last year, due primarily to (i) the AUP decline exceeding the ASP decline related to improved manufacturing efficiency (ii) demand-induced changes in product mix and (iii) the acquisition of Zetex.

	2007	2008
Selling, general and administrative expenses (“SG&A”)	$26,075	$31,786
     SG&A for the six months ended June 30, 2008 increased approximately $5.7 million, or 21.9%, compared to the same period last year, due primarily to (i) $3.2 million increase in wages and related benefits, including share-based compensation, associated with increased sales and the acquisition of Zetex and (ii) $1.1 million increase in building maintenance and utilities expenses including additional cost due to the Zetex acquisition. SG&A, as a percentage of sales, increased to 15.0% for the six months ended June 30, 2008, compared to 13.8% in the same period last year. As per SFAS 123R, included in SG&A expenses was $2.5 million and $2.2 million of non-cash, stock option compensation expense for the six months ended June 30, 2007 and 2008, respectively.

	2007	2008
Research and development expenses (“R&D”)	$6,101	$8,730
     Investment in R&D in the six months ended June 30, 2008 was $8.7 million, an increase of approximately $2.6 million from the same period last year due primarily to (i) $1.9 million increase in wages and related benefits as a result of hiring additional engineers and the acquisition of Zetex, (ii) $0.5 million increase in building maintenance and utilities expense including additional costs due to the Zetex acquisition. R&D, as a percentage of sales, was 4.1% for the six months ended June 30, 2008 compared 3.2% in the same period last year. Included in R&D expenses was $0.2 million of non-cash, SFAS 123R stock option compensation expense for the six months ended June 30, 2007 and 2008.

	2007	2008
Interest income	$8,320	$8,002
     Interest income for the six months ended June 30, 2008 was $8.0 million, compared to $8.3 million in the same period in 2007, due primarily to interest income earned on available-for-sale securities purchased with the proceeds from the $230 million convertible bonds. Interest income for the first six months of 2008 has been impacted by the continued turmoil in the credit markets, and in particular with the ARS. Since mid-February, all of our ARS portfolio auctions have failed and may continue to fail in the future. With the decline in the overall market interest rates, as well as our failed ARS auctions, we expect a weighted average interest rate on the ARS to continue to decline in the third quarter of 2008, as compared to the six months ended June 30, 2008.

	2007	2008
Interest expense	$3,421	$3,983
     Interest expense for the six months ended June 30, 2008 was approximately $4.0 million, compared to $3.4 million in the same period last year. Interest expense is primarily associated with interest expense related to the $230 million-2.25% convertible bonds and the margin loan.

	2007	2008
Other income (expense)	$(56)	$(1,496)

     Other expense for the six months ended June 30, 2008 was $1.1 million, compared to $0.1 million for the same period last year. Included in other expense for the six months ended June 30, 2008 was approximately $1.5 million of loss from forward contract hedging related to hedging the Zetex acquisition purchase price. Included in other expense for the six months ended June 30, 2007 was approximately $0.3 million of foreign currency losses, due primarily to Taiwan currency and China currency exchange rate changes during the periods.

	2007	2008
Income tax provision	$4,879	$4,996
     We recognized income tax expense of $5.0 million for the six months ended June 30, 2008, resulting in an effective tax rate of 14.9%, as compared to 15.7% in the same period last year. Income taxes for interim periods ended June 30, 2008 and 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. The decrease in the effective tax rate was the result of lower quarterly income in the U.S. and higher income in lower-taxed jurisdictions, partially offset by the higher income tax rate on Diodes-Zetex’s earnings and an increased income tax rate at our China subsidiaries. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

	2007	2008
Minority interest	$961	$1,279
     Minority interest represented the minority investors’ share of the earnings of Diodes-China, Diodes-Shanghai and Diodes-Anachip for the six months ended June 30, 2008 and 2007. The investment in the subsidiaries and their equity balances are eliminated in the consolidation of our financial statements, and the activities of Diodes-China, Diodes-Shanghai and Diodes-Anachip are included therein. As of June 30, 2008, we had 95% controlling interests in Diodes-China and Diodes-Shanghai, and a 99.81% controlling interest in Anachip.

Financial Condition
Liquidity and Capital Resources
     Our primary sources of liquidity are cash, funds from operations and borrowings under our credit facilities. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2007 and June 30, 2008, our working capital was $451.8 million and $196.7 million, respectively. Our working capital decreased in the first six months of 2008 due to the re-classification of our available-for-sale securities from current assets to long-term assets as a result of the current lack of liquidity for the ARS. We expect cash generated by our U.S. and international operations, together with existing cash, cash equivalents, and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months. Cash and cash equivalents, the conversion of other working-capital items and borrowings are expected to be sufficient to fund on-going operations.
     At June 30, 2008, we had $320.7 million of ARS. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair values of these ARS no longer approximates par value. As of June 30, 2008, we recorded unrealized losses of $16.5 million (net of $9.6 million tax effect) in other comprehensive loss for ARS with declines in value from December 31, 2007 deemed to be temporary.
     If uncertainties in the credit and capital markets continue or these markets deteriorate further we may incur additional value decreases (realized or unrealized) to our ARS investment portfolio, which could negatively affect our financial condition, financial flexibility, cash flow and reported earnings.
     On October 5, 2006, we issued $230 million in aggregate principal amount of convertible senior notes due on October 1, 2026. We received approximately $224.0 in net proceeds from this debt offering and our intent was to use the net proceeds from this offering for working capital and other general corporate purposes, including acquisitions. We have subsequently invested the proceeds primarily in ARS, which is discussed above.
     Capital expenditures for the six months ended June 30, 2007 and 2008 were $27.3 million and $25.8 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China. Capital expenditures in the first six months of 2008 were 12.2% of revenue, which is in line with our 10-12% full-year estimate.
Discussion of Cash Flow
     Cash and cash equivalents increased from $56.2 million at December 31, 2007, to $86.1 million at June 30, 2008 primarily from cash generated by operating activities.
Operating Activities
     Net cash provided by operating activities for the six months ended June 30, 2008 was $23.2 million, resulting primarily from $27.3 million of net income in the period, as well as $17.6 million in depreciation and amortization. Net cash provided by operating activities was $32.2 million for the same period last year. Net cash provided by operating activities decreased $9.0 million for the six months ended June 30, 2008 compared to the same period last year. This decrease resulted primarily from an approximately $17.0 million increase in assets, partially offset by a $1.1 million increase in liabilities, $2.0 million increase in net income and a $4.5 million increase in depreciation and amortization expense. We continue to closely monitor our credit terms with our customers, while at times providing extended terms, primarily required by our customers in Asia and Europe.
Investing Activities
     Net cash used by investing activities was $175.3 million for the six months ended June 30, 2008 compared to $42.1 million for the same period last year. The $133.2 million increase in net cash used by investing activities resulted primarily from an approximately $153.0 million increase in acquisitions, net of cash acquired, partially offset by a decrease of $21.6 million in investment in available-for-sale securities.
Financing Activities
     Our financing activities include net borrowings, share issuances and excess tax benefits associated with stock option exercises. Net cash provided by financing activities totaled $181.4 million for the six months ended June 30, 2008 compared to $3.5 million in the same period last year. This increase is primarily the result of $165.0 million draw on the margin loan in connection with the acquisition of Zetex and a $15.4 million increase in advances on line of credit.

Debt Instruments
     On March 28, 2008, the Company entered into a fourth amendment to its U.S. credit agreement with Union Bank (“Fourth Amended Credit Agreement” or “Revolving Credit Agreement”). Under the Fourth Amended Credit Agreement, the Company now has available a revolving credit commitment of up to $22.5 million (increased from $20.0 million), including a $5.0 million letter of credit sub-facility and a term loan facility of $5.0 million. As of June 30, 2008, the Company had $0.8 million outstanding under the revolving credit commitment, and there was $2.4 million outstanding under the term loan. The purpose of the revolving credit facility is to provide cash for domestic working capital purposes, and to fund permitted acquisitions.
     Any amounts borrowed under the Union Bank credit facility are collateralized by all of our U.S. accounts, instruments, chattel paper, documents, general intangibles, inventory, equipment, furniture and fixtures, pursuant to security agreements in connection with these credit arrangements. Any amounts borrowed under the Union Bank credit facility bear interest at LIBOR plus 1.15%. At June 30, 2008, the effective rate under both agreements was 4.23%.
     The Revolving Credit Agreement contains covenants that require us to maintain a leverage ratio not greater than 3.25 to 1.0, an interest expense coverage ratio of not less than 2.0 to 1 and a current ratio of not less than 1.0 to 1. The agreement also requires us to achieve a net profit before taxes, as of the last day of each fiscal quarter, for the two consecutive fiscal quarters ending on that date of not less than $1. The Revolving Credit Agreement permits us to pay dividends to our stockholders to the extent that any such dividends declared or paid in any fiscal year do not exceed an amount equal to 50% of our net profit after taxes for such fiscal year. However, this agreement limits our ability to dispose of some assets, incur additional indebtedness, engage in liquidation or merger, acquisition, partnership or other combination (except permitted acquisitions). The Revolving Credit Agreement also contains customary representations, warranties, affirmative and negative covenants and events of default. The term loan does not contain any financial or negative covenants; however, a default under our Revolving Credit Agreement will cause a cross-default under the term loan. Due to the margin loan used to finance the Zetex acquisition, we received a covenant waiver from Union Bank for the leverage ratio covenant; therefore, as of June 30, 2008, we were in compliance with the bank covenants.
     On March 31, 2008, the Company obtained from UBS Financial Services Inc. an Irrevocable Standby Letter of Credit (“Letter of Credit”) in favor of Diodes-FabTech, in an aggregate amount of $165 million, available for payment to the order of the beneficiary on demand. Draws under the Letter of Credit will be deemed to be a margin loan against our approximately $320 million of ARS.
     On June 9, 2008, in connection with the acquisition of Zetex, the Company drew $165 million under the Letter of Credit, which accrues interest at a floating rate of interest per annum equal to the sum of the prevailing daily 30-day LIBOR plus 1.25% and is payable monthly. See Note N to Notes to Consolidated Financial Statements for detailed information regarding the margin loan.
     As of June 30, 2008, our Asia subsidiaries have available lines of credit of up to an aggregate of $36.8 million, with several Chinese and Taiwanese financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by each subsidiary’s premises, are unsecured, uncommitted and, in some instances, may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin. At June 30, 2008, $3.0 million was outstanding on these lines of credit.
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
     Note holders may require us to repurchase all or a portion of their notes upon a fundamental change (as defined) at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Future minimum interest payments related to the Notes as of December 31, 2007 are $5.2 million for each year from 2008 through 2011. Future minimum payments related to the Notes as of June 30, 2008 through 2011 and thereafter include $75.0 million in interest and $230 million in principal for a total of $305.0 million.

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
     Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, relate to revenue recognition, inventories, accounting for income taxes, allowance for doubtful accounts, impairment of goodwill and long-lived assets and share based compensation. There have been no material changes to our critical accounting policies since December 31, 2007, except for the changes described below.
      Short-term and Long-term Investments
     Our investments consist primarily of ARS, all of which are classified as available-for-sale. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Available-for-sale securities with remaining maturities of less than one year, and those identified by management at time of purchase for funding operations in less than one year, are classified as short-term, and all other available-for-securities are classified as long-term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other-than-temporary.
     We review our ARS for impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB and SEC in order to determine the classification of the decline in fair value as “temporary” or “other-than-temporary.”
     In evaluating the fair value of the individual ARS, we classified such decline in fair value as temporary, and thus recorded the $16.5 million unrealized loss (net of $9.6 million tax effect) in other comprehensive loss as of June 30, 2008. The differentiating factors between temporary and other-than-temporary are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. See Note F to Notes to Consolidated Financial Statements for further information regarding our ARS.
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

      Fair Value Measurements
     As stated in “Note A — Basis of Presentation and New Accounting Standards,” on January 1, 2008, we adopted the methods of fair value as described in SFAS 157 to value ARS portfolio investments. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is market-based measurement that should be determined based on the assumptions that market participants would use in pricing an assets or liability. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as following:
     Level 1 — Observable inputs such as quoted prices inactive market.
     Level 2 — Inputs other than the quoted prices in active markets that are observable either directly or indirectly.
     Level 3 — Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.
     Due to lack of observable market quotes on our ARS portfolio, the fair value presented for the ARS is based on third-party information and were determined using proprietary models based upon well-recognized financial principles and reasonable estimates about relevant future market conditions. The valuation model relies exclusively on Level 3 inputs including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer and bond insurer, and the maturity of the securities, as well as the market activity of similar securities. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit rating of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterpart risk and ongoing strength and quality of market credit and liquidity.
Recently Issued Accounting Pronouncements
          See Note A to Notes to Consolidated Condensed Financial Statements for detailed information regarding the status of recently issued accounting pronouncements.
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
     For more detailed discussion of these factors, see the “Risk Factors” discussion in Item 1A of the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission and in Part II, Item 1A of this report. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and the Company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.
Risk Factors
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

•
It is likely that the liquidity of our ARS will continue to be limited, which could adversely affect our ability to fund our operations and acquisitions, and may require us to record losses on these securities.

•
Our margin loan with UBS Financial Services, Inc. (“UBS”) may be called at any time subject to the discretion of UBS if UBS considers a margin loan call necessary for UBS’ protection, or if the value of our ARS falls below 75% of the outstanding margin loan balance or a required percentage of the outstanding margin loan balance under certain applicable statutes, rules and regulations, which could severely impact our liquidity.

•	The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.

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

•	We are subject to foreign currency risk as a result of our international operations.

•	We may not continue to receive preferential tax treatment in Asia, thereby increasing our income tax expense and reducing our net income.

•	The distribution of any earnings of our foreign subsidiaries to the U.S. may be subject to U.S. income taxes, thus reducing our net income.
Risks Related To Our Common Stock
•	Variations in our quarterly operating results may cause our stock price to be volatile.

•	We may enter into future acquisitions and take certain actions in connection with such acquisitions that could affect the price of our Common Stock.

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

•	Conversion of our convertible senior notes will dilute the ownership interest of existing shareholders, including holders who had previously converted their notes.

•	The repurchase rights and the increased conversion rate triggered by a make-whole fundamental change could discourage a potential acquirer.

•	Certain provisions of Delaware law and our Certificate of Incorporation and Bylaws may delay or prevent a takeover attempt that may have resulted in a premium over the market price for our shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 except as updated below.
     At June 30, 2008, our $320.7 million of ARS have experienced multiple failed auctions due to the liquidity issues experienced in the global credit and capital markets. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair values of these auction rate securities no longer approximates par value. As of June 30, 2008, we recorded an unrealized loss of $16.5 million (net of $9.6 million tax effect) in other comprehensive loss for ARS with declines in value from December 31, 2007 deemed to be temporary.
     We continue to monitor the market for ARS and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses or impairment charges in future periods.
     We intend and have the ability to hold these ARS until the market recovers. We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash and cash equivalents of $86.1 million at June 30, 2008, as well as our available credit facilities, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, our cash flow, or our ability to fund our existing operations. We may be required to hold our ARS until maturity, please see “Risk Factor — “It is likely that the liquidity of our ARS will continue to be limited, which could adversely affect our ability to fund our operations and acquisitions, and may require us to record losses on these securities.” in Part II, Item 1A of this Report.
     During the second quarter of 2008, with the acquisition of Zetex, we adopted forward exchange contracts, designated as foreign-currency cash flow hedges, to reduce the potentially adverse effects of foreign-currency exchange rate fluctuations that occur in the normal course of business. The Company uses forward exchange contacts to hedge, thereby attempting to reduce our overall exposure to the effects of currency fluctuations on cash flows. The Company does not permit speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro and the British Pound Sterling, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, the Company uses foreign currency exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Carl C. Wertz, with the participation of the Company’s management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:
•	recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms; and

•	accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions required disclosure.
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
Changes in Controls over Financial Reporting
     There was no change in our internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows:
     On June 9, 2008, the Company acquired Zetex, whose financial statements reflect total assets and revenues constituting 14.7% and 6.9% respectively, of the consolidated financial statement amounts for the six months ended June 30, 2008. As permitted by the rules of the SEC, the Company will exclude Zetex from its annual assessment of the effectiveness on internal control over financial reporting for the year ending December 31, 2008, the year of acquisition. Management continues to monitor Zetex’s internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are, from time to time, involved in litigation incidental to the conduct of our business. We do not believe we are currently a party to any pending litigation.

Item 1A. Risk Factors
     There have been material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008, and such changes are reflected immediately below. The following risk factors as well as the risks described in our Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     It is likely that the liquidity of our ARS will continue to be limited, which could adversely affect our ability to fund our operations and acquisitions, and may require us to record losses on these securities.
     As of June 30, 2008, we have invested primarily in ARS with a cost basis of $320.7 million and a current fair value of $294.7 million, which are classified as long-term investment, available-for-sale securities. The maturities of the securities range between 19 and 39 years and averages 32 years.
     ARS are generally long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. These auctions historically allowed existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Since mid-February 2008, there have been more sellers than buyers at each scheduled interest rate auction date and parties desiring to sell their securities have been unable to do so.
     As of March 31, 2008, we reclassified our ARS from short-term investments to long-term investments, available-for-sale securities, and recorded an $11.5 million unrealized loss (net of $6.6 million tax effect) in other comprehensive income (loss). Further, under the terms of our ARS, most of the securities have reset to a lower interest rate. If the market for our ARS is not re-established, the absence of liquidity could adversely affect our ability to fund operations and acquisitions, and may require us to record losses on these securities. In addition, if our ARS do not reset to higher interest rates, it could have a material adverse effect on our interest income. See Note F to Notes to Consolidated Financial Statements for more information.
     Our margin loan with UBS Financial Services, Inc. (“UBS”) may be called at any time subject to the discretion of UBS if UBS considers a margin loan call necessary for UBS’ protection, or if the value of our ARS falls below 75% of the outstanding margin loan balance or a required percentage of the outstanding margin loan balance under certain applicable statutes, rules and regulations, which could severely impact our liquidity.
     In connection with the acquisition of Zetex, the Company drew $165 million on its Irrevocable Standby Letter of Credit (“Letter of Credit”) in favor of Diodes-FabTech with UBS, which accrues interest at a floating rate of interest per annum equal to the sum of the prevailing daily 30-day LIBOR plus 1.25% and is payable monthly. The margin loan is secured by the Company’s ARS and does not have a maturity date. The margin loan may be called at any time subject to the discretion of UBS if UBS considers a margin loan call necessary for UBS’ protection, or if the fair value of the ARS falls below 75% of the outstanding margin loan balance or a required percentage of the outstanding margin loan balance under certain applicable statutes, rules and regulations. There are no scheduled principal payments and the margin loan can be paid in part or in its entirety by the Company at anytime without penalty. Although we do not expect the margin loan to be called, the fair value of our ARS has declined during each of the first two quarters of 2008, and we are unable to determine if and how much the ARS will continue to decline. See Note N to Notes to Consolidated Financial Statements for more information.
     The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.
     Certain of the Company’s employees in the United Kingdom (“U.K.”) and Germany participate in Company sponsored defined benefit plans. The defined benefit plan is closed to new entrants and is frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. The Company accounts for these benefit plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R), which requires the Company to make actuarial assumptions that are used to calculate the earning value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in the Company’ s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, and mortality rates. While we believe the underlying assumptions, under the projected unit credit method are appropriate, the carrying value of the related assets and liabilities and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used. See Note P to Notes to Consolidated Financial Statements for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our Revolving Credit Agreement permits us to pay dividends to our stockholders to the extent that any such dividends declared or paid in any fiscal year do not exceed an amount equal to 50% of our net profit after taxes for such fiscal year. For further details, please see “Debt Instruments” under Part I, Item 2 of this Report.
Item 3. Defaults Upon Senior Securities
     There are no matters to be reported under this heading.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company submitted to a vote of its security holders at an annual meeting of stockholders on May 29, 2008, the election of members of the Board. The directors were each elected to serve until the 2008 annual meeting or until their successors are elected and have qualified. The results of the tabulation for each nominee for director of the Company is as follows:

C.H. Chen,	For:	23,672,108
Director	Withheld:	15,375,683

Michael R. Giordano,	For:	29,029,538
Director	Withheld:	10,018,253

Keh-Shew Lu,	For:	38,084,226
Director	Withheld:	963,565

L.P. Hsu,	For:	38,515,544
Director	Withheld:	532,247

Shing Mao,	For:	38,212,281
Director	Withheld:	835,510

Raymond Soong,	For:	34,940,544
Director	Withheld:	4,107,247

John M. Stich,	For:	38,682,244
Director	Withheld:	365,547
     The Company also submitted to a vote of its security holders at an annual meeting of shareholders on May 29, 2008, the appointment of Moss Adams LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The result of the tabulation was 38,418,939 shares voted in favor of the proposal, 539,068 shares voted against, and 89,784 abstained from voting on the proposal. No broker non-votes with respect to this proposal were received.
Item 5. Other Information
     There are no matters to be reported under this heading.

Item 6. Exhibits

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith

3.1	Certificate of Incorporation, as amended (File No. 333-127833).	S-3	September 8, 2006	3.1

3.2	Amended Bylaws of the Company dated July 19, 2007.	8-K	July 23, 2007	3.1

10.1	Contract for the Purchase and Sale of Real Estate dated May 6, 2008, between Diodes Incorporated and West Plano Land Company, LP.				X

10.2	Service Agreement between Diodes Zetex Limited and Colin Keith Greene, dated June 30, 2008.				X

10.3	Side Letter to the Service Agreement between Diodes Zetex Limited and Hans Rohrer, dated July 11, 2008.				X

10.4	Amendment to the Addendum to Client’s Agreement and Terms and Conditions for Irrevocable Standby Letter of Credit, dated June 9, 2008, between Diodes Incorporated and UBS Financial Services, Inc.	8-K	June 13, 2008	99.1

10.5	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.				X

10.6	Factory Building Lease Agreement dated March 1, 2008 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co. Ltd.				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
PLEASE NOTE: It is inappropriate for investors to assume the accuracy of any covenants, representations or warranties that may be contained in agreements or other documents filed as exhibits to this Quarterly Report on Form 10-Q. In certain instances the disclosure schedules to such agreements or documents contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants. Moreover, some of the representations and warranties may not be complete or accurate as of a particular date because they are subject to a contractual standard of materiality that is different from those generally applicable to stockholders and/or were used for the purpose of allocating risk among the parties rather than establishing certain matters as facts. Accordingly, you should not rely on the representations and warranties as characterizations of the actual state of facts at the time they were made or otherwise.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIODES INCORPORATED (Registrant)
By:	/s/ Carl C. Wertz	August 11, 2008
CARL C. WERTZ
Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)