Form 10-Q
period 2008-09-30
DIODES INC /DEL/
filed 2008-11-07
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

15660 North Dallas Parkway, Suite 850
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of November 5, 2008 was 41,050,591

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
ASSETS

	December 31,	September 30,
	2007	2008
		(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$56,179	$82,679
Short-term investments	323,472	—

Total cash and short-term investments	379,651	82,679
Accounts receivable, net	89,578	110,310
Inventories	53,031	99,094
Deferred income taxes, current	5,173	7,060
Prepaid expenses and other	10,576	13,681

Total current assets	538,009	312,824

LONG-TERM INVESTMENT, available-for-sale securities	—	284,818

PROPERTY, PLANT AND EQUIPMENT, net	123,407	183,203

DEFERRED INCOME TAXES, non-current	3,241	24,811

OTHER ASSETS
Goodwill	25,135	51,559
Intangible assets, net	9,643	43,813
Other	6,930	7,435

Total assets	$706,365	$908,463

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	December 31,	September 30,
	2007	2008
		(unaudited)
CURRENT LIABILITIES
Line of credit	$—	$18,217
Accounts payable	55,145	51,493
Accrued liabilities	27,841	35,200
Income tax payable	1,732	4,936
Current portion of long-term debt	1,345	1,347
Current portion of capital lease obligations	145	432

Total current liabilities	86,208	111,625

LONG-TERM DEBT, net of current portion
2.25% convertible senior notes due 2026	230,000	230,000
Long-term borrowings	5,815	169,723
CAPITAL LEASE OBLIGATIONS, net of current portion	1,331	2,132
OTHER LONG-TERM LIABILITIES	6,249	16,774

Total liabilities	329,603	530,254

MINORITY INTEREST IN JOINT VENTURES	7,164	9,102

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock — par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — par value $0.66 2/3 per share; 70,000,000 shares authorized; 40,172,491 and 41,042,237 issued and outstanding at December 31, 2007 and September 30, 2008, respectively	26,782	27,361
Additional paid-in capital	121,412	131,331
Retained earnings	220,504	244,868
Accumulated other comprehensive income (loss)	900	(34,453)

Total stockholders’ equity	369,598	369,107

Total liabilities and stockholders’ equity	$706,365	$908,463

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
NET SALES	$105,264	$134,047	$293,567	$345,645

COST OF GOODS SOLD	71,112	95,929	199,214	235,993

Gross profit	34,152	38,118	94,353	109,652

OPERATING EXPENSES
Selling, general and administrative	14,607	20,914	40,682	52,655
Research and development	3,554	7,360	9,654	16,090
Amortization of acquisition-related intangible assets	—	1,583	—	1,583
Purchased in-process research and development	—	7,865	—	7,865
Restructuring charge	—	—	1,771	—

Total operating expenses	18,161	37,722	52,107	78,193

Income from operations	15,991	396	42,246	31,459

OTHER INCOME (EXPENSES)
Interest income	4,712	1,824	13,031	9,826
Interest expense	(1,706)	(3,291)	(5,127)	(7,274)
Other	(13)	(897)	(69)	(2,394)

Total other income (expenses)	2,993	(2,364)	7,835	158

Income (loss) before income taxes and minority interest	18,984	(1,968)	50,081	31,617

INCOME TAX PROVISION	(2,243)	(319)	(7,122)	(5,315)

Income (loss) before minority interest	16,741	(2,287)	42,959	26,302

Minority interest in earnings of joint ventures	(640)	(659)	(1,601)	(1,938)

NET INCOME (LOSS)	$16,101	$(2,946)	$41,358	$24,364

EARNINGS (LOSS) PER SHARE
Basic	$0.40	$(0.07)	$1.05	$0.60

Diluted	$0.38	$(0.07)	$0.98	$0.57

Number of shares used in computation
Basic	39,845	40,889	39,430	40,585

Diluted	42,445	40,889	42,099	42,746

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,358	$24,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,849	27,298
Amortization of intangibles	627	2,370
Purchased in-process research and development	—	7,865
Amortization of convertible bond issuance costs	941	933
Minority interest earnings	1,602	1,938
Share-based compensation	7,253	7,697
Loss (gain) on disposal of property, plant and equipment	305	(41)
Changes in operating assets:
Accounts receivable	(11,821)	(8,301)
Inventories	(19)	(12,184)
Prepaid expenses and other current assets	(3,044)	(383)
Deferred income taxes	1,816	(2,091)
Changes in operating liabilities:
Accounts payable	(1,550)	(9,294)
Accrued liabilities	381	(4,189)
Other liabilities	2,554	(1,147)
Income taxes payable	(89)	1,799

Net cash provided by operating activities	$59,163	$36,634

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	$—	$(153,158)
Purchases of available-for-sale securities	(69,768)	(4,435)
Proceeds from sale of available-for-sale securities	43,050	7,282
Purchases of property, plant and equipment	(41,642)	(41,196)
Proceeds from sale of property, plant and equipment	99	56

Net cash used by investing activities	$(68,261)	$(191,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit, net	$934	$18,334
Net proceeds from issuance of common stock	6,120	2,802
Proceeds from long-term debt	—	165,000
Repayments of long-term debt	(1,681)	(1,135)
Repayments of capital lease obligations	(111)	(265)

Net cash provided by financing activities	$5,262	$184,736

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	92	(3,419)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,744)	26,500
CASH AND CASH EQUIVALENTS, beginning of period	48,888	56,179

CASH AND CASH EQUIVALENTS, end of period	$45,144	$82,679

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (cont’)
(Unaudited)
(In thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

	Nine Months Ended
	September 30,
	2007	2008
Acquisition:
Fair value of assets acquired	$—	$191,999
Liabilities assumed	—	(38,841)
Cash acquired	—	24,566

Cash paid for the acquisition	$—	$177,724

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE A – Basis of Presentation and Recently Issued Accounting Pronouncements
     Unless the context otherwise requires, the words “Diodes,” “the Company,” “we,” “us” and “our” refer to Diodes Incorporated and its subsidiaries. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The condensed consolidated financial data at December 31, 2007 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. As permitted under GAAP, interim accounting for certain expenses, including income taxes, are based on full year forecasts. Such amounts are expensed in full in the year incurred. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates.
     All significant intercompany balances and transactions have been eliminated.
Corporate Structure
     During 2007, we undertook an internal restructuring whereby our foreign subsidiaries were structured under our newly formed, wholly owned Netherlands holding company, Diodes International B.V. In addition, Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd. were structured under Diodes Hong Kong Holding Company Limited., a newly formed, wholly owned subsidiary of Diodes International B.V. The primary purpose of this internal restructuring was for treasury management and tax planning functions.
     In connection with our acquisition of Zetex plc (“Zetex”) (see-Note M – Business Acquisitions), we formed Diodes Holdings UK Limited and Diodes Investment Company, which are the holding companies for Diodes Zetex Limited and its subsidiaries.
     The consolidated financial statements include the parent company, Diodes Incorporated, and the following:

Holding companies

Diodes International B.V.	100% owned
Diodes Hong Kong Holding Company Limited	100% owned
Diodes Holdings UK Limited	100% owned (2008)
Diodes Investment Company	100% owned (2008)

Subsidiaries

Diodes Taiwan Inc.	100% owned
Diodes Hong Kong Limited	100% owned
Anachip Corp.	99.81% owned
Shanghai Kai Hong Electronic Co., Ltd.	95% owned
Shanghai Kai Hong Technology Co., Ltd.	95% owned
Diodes FabTech Inc.	100% owned
Diodes United Kingdom Limited	100% owned
Diodes Korea Inc.	100% owned
Diodes Germany GmbH	100% owned
Diodes France SARL	100% owned (2008)
Diodes Zetex Limited	100% owned (2008)

Reclassifications
     Certain prior year’s balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.
Change in Accounting Principle
     During the third quarter of fiscal year 2008, the Company changed the timing of its annual goodwill impairment testing from the end of the fourth quarter, December 31, to the beginning of the fourth quarter, October 1. This change allows the Company to complete its annual goodwill impairment testing in advance of its year-end closing. The Company determined that the change in accounting principle related to the annual goodwill impairment testing date is preferable under the circumstances.
Recently Issued Accounting Pronouncements
     In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective upon issuance and includes prior periods for which financial statements have not been issued. The Company’s adoption of this pronouncement for its third quarter of fiscal year 2008 financial statements did not have a material impact on the fair values assigned.
     In June 2008, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
     In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Upon adoption, a company is required to retrospectively adjust its EPS data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the future impacts and required disclosures of this pronouncement and believes that there will be a material adjustment made to account for the liability and equity components of the Company’s $230 million convertible senior notes separately. Preliminarily, the Company expects to allocate approximately $136 million of the $230 million convertible senior notes to equity and record an additional non-cash interest expense of approximately $2.8 million for fiscal year 2009. Furthermore, this allocation will be treated retrospectively as of the date of issuance of the convertible senior notes and therefore, will be treated as if convertible senior notes have always been accounted for in accordance with this pronouncement.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.
     In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Asset. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other accounting principles generally accepted in the U.S. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company is currently evaluating the future impacts and required disclosures of adopting this pronouncement.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133 (“SFAS 161”). SFAS 161 requires that objectives for using derivatives instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the future impacts and required disclosures of adopting this pronouncement.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which changes how business acquisitions are accounted.  SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Among the more significant changes in the accounting for acquisitions are the following: i) Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition; ii) In-process research and development (“IPR&D”) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition; iii) Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price; and iv) Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in consideration and were recorded as adjustments to goodwill. SFAS 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  Early adoption is prohibited. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest, that leave control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCIs even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS 160 is effective for financial statements issued beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. After adoption, noncontrolling interests ($4.8 million and $7.2 million for the years ended December 31, 2006 and 2007, respectively) will be classified as stockholders’ equity, a change from its current classification between liabilities and stockholders’ equity. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
     In December 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their statements of operations pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent.  Additionally, the consensus provides that statements of operations characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements is not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements issued beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 became effective for financial statements issued beginning January 1, 2008 and did not have a material effect on the Company’s financial position, results of operations or cash flows. In February 2008, FSP No. 157-2, Effective Date of FASB Statement No. 157, was issued that delayed the application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009 (see Note E – Fair Value Measurements).

NOTE B – Functional Currencies, Comprehensive Income and Foreign Currency Translation
     Functional Currencies and Translation – The functional currency for most of our international operations is the U.S. dollar. The functional currency for our subsidiaries Diodes Taiwan Inc., Anachip Corp. and Diodes Zetex Limited is their local currency, as the Company believes it is the appropriate currency for them to use. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Income and expense accounts denominated in foreign currencies are translated at the average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated condensed balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded as other income (expense) in the consolidated condensed statements of operations. The Company had foreign exchange transaction losses of approximately $0.1 million and $1.0 million for the three months ended September 30, 2007 and 2008, respectively, and approximately $0.4 million and $2.7 million for the nine months ended September 30, 2007 and 2008, respectively.
     Comprehensive Income (Loss) – GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of other comprehensive income or loss include foreign currency translation adjustments, unrealized holding losses for available-for-sale securities, unrealized gain on defined benefit plan and foreign currency loss on forward contracts. Accumulated other comprehensive income was $0.9 million at December 31, 2007 and accumulated other comprehensive loss was $34.5 million at September 30, 2008. The $35.4 million change in other comprehensive loss was primarily a result of a $22.7 million, net of tax, unrealized loss of available-for-sale securities (see Note F – Short-term and Long-term Investments), a $13.4 million currency translation loss and a $1.6 million foreign currency loss on forward contract, net of tax, partially offset by a $2.4 million, net of tax, unrealized gain on defined benefit plan (see Note P – Defined Benefit Plan) during the first nine months of 2008.
     Total comprehensive income for the three and nine months ended September 30, 2007 and 2008 was as follows (in thousands):
Total Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Net income (loss)	$16,101	$(2,946)	$41,358	$24,364

Translation adjustment	304	(18,110)	114	(13,429)

Unrealized loss on available-for-sale securities, net of tax	—	(6,213)	—	(22,737)

Unrealized gain on defined benefit plan, net of tax	—	10,970	—	2,430

Foreign currency loss on forward contracts, net of tax	—	(2,042)	—	(1,617)

Comprehensive income (loss)	$16,405	$(18,341)	$41,472	$(10,989)

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

     These forward exchange contracts are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as assets and unrealized loss positions are recorded as liabilities. Changes in the fair values of the outstanding forward exchange contracts that are highly effective are recorded in other comprehensive income until net income is affected by the variability of the cash flows of the hedged transaction. Changes in the fair values of the forward exchange contracts not effective as hedging instruments are recognized in earnings in the current period. Results of ineffective hedges are recorded in the expense line item being hedged in the consolidated condensed statements of operations.
     The Company assesses both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those forward exchange contracts are expected to remain highly effective in future periods.
     As of September 30, 2008, the Company had forward contracts, primarily relating to the Diodes Zetex Limited operations, of approximately $33.1 million that mature monthly over the next 15 months. For the nine months ended September 30, 2008, the Company had net foreign exchange hedge-related transaction losses of $1.5 million related to hedging the Zetex acquisition purchase price and deferred net unrealized losses on outstanding forward exchange contracts recorded as other comprehensive gain of $1.6 million (net of tax). For the nine months ended September 30, 2008, the Company had no material ineffective hedges because forward foreign currency contract amounts were less than the specifically identified anticipated transactions.

NOTE D – Earnings (Loss) Per Share
     The shares used in the computation of basic and diluted earnings (loss) per common share were as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
BASIC
Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	39,845	40,889	39,430	40,585

Net income (loss)	$16,101	$(2,946)	$41,358	$24,364

Earnings (loss) per share	$0.40	$(0.07)	$1.05	$0.60

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	39,845	40,889	39,430	40,585
Add: Assumed exercise of stock options and stock awards	2,600	—	2,669	2,161

	42,445	40,889	42,099	42,746

Net income (loss)	$16,101	$(2,946)	$41,358	$24,364

Earnings (loss) per share	$0.38	$(0.07)	$0.98	$0.57

     Earnings (loss) per share are based upon the weighted average number of shares of Common Stock and common stock equivalents outstanding, including those related to share-based compensation and convertible notes. Earnings per share are computed using the “treasury stock method” under FASB Statement No. 128. The convertible notes include a net share settlement feature which requires us to redeem the par amount of the bond in cash and any remaining value, assuming the bond is in the money, in incremental shares, cash or a combination thereof. The net share settled convertible as structured is defined in EITF 90-19, Instrument C, which allows us to use the treasury stock method of calculating the diluted earnings per share. The incremental value of the shares is determined based on the average price of our Common Stock over the reporting period. There are no shares in the earnings per share calculation related to the convertible notes outstanding as our average stock price did not exceed the conversion price of $39.00 and, therefore, there is no conversion spread. For the three months ended September 30, 2008, the Company has excluded the assumed exercise of stock options and stock awards from the calculation of diluted net loss per share because these securities are anti-dilutive.
NOTE E – Fair Value Measurements
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
     Historically, the fair value of the Company’s auction rate securities (“ARS”) has approximated par value due to the frequent resets through the auction process. While we continue to earn interest on investments at the maximum contractual rate, these investments are not currently trading and therefore, do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.
     Due to lack of observable market quotes on our $320.6 million ARS portfolio, the fair value measurements have been estimated using Level 3 inputs. The fair value was based on factors that reflect assumptions market participants would use in pricing, including, among others: relevant future market conditions including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer and bond insurer, the percent of the Federal Family Education Loan Program (“FFELP”) guaranty, and the maturity of the securities, as well as the market activity of similar securities. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict and the future actual market prices may differ materially (see Note F — Short-term and Long-term Investments).
     Financial assets and liabilities carried at fair value as of September 30, 2008 are classified in the following table (in thousands):

Level 1:
	Quoted	Level 2:
	Prices in	Significant	Level 3:
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total at
Description	Assets	Inputs	Inputs	September 30, 2008
Available-for-sale securities	$—	$—	$284,818	$284,818

Total	$—	$—	$284,818	$284,818

     The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended September 30, 2008 (in thousands):

Available-for-sale securities
Beginning balance as of January 1, 2008	$320,700

Total gains or losses (unrealized) Included in other comprehensive loss	(35,807)

Purchases, issuances, and settlements	(75)

Ending balance as of September 30, 2008	$284,818

     Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2008.
     Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill, other intangible assets and other non-financial long-lived assets. As previously stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.
NOTE F – Short-term and Long-term Investments
     Short-term and long-term investments at September 30, 2008 and December 31, 2007, were as follows (in thousands):

		Unrealized	Unrealized
As of September 30, 2008	Cost Basis	Gains	Losses	Fair Value
Long-term investments:
Available-for-sale investment in auction rate securities	$320,625	$—	$(35,807)	$284,818

Total long-term investments	$320,625	$—	$(35,807)	$284,818

		Unrealized	Unrealized
As of December 31, 2007	Cost Basis	Gains	Losses	Fair Value
Short-term investments:
Available-for-sale investment in auction rate securities	$320,700	$—	$—	$320,700
Money market mutual funds	2,772	—	—	2,772

Total short-term investments	$323,472	$—	$—	$323,472

As of September 30, 2008, we had $320.6 million invested in ARS, which are generally long-term debt instruments that provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. These mechanisms historically have allowed existing investors to roll over their holdings and continue to own the respective securities or to liquidate their holdings by selling their securities at par value.
     Historically, the Company invested in ARS for short periods of time as part of its cash management program. However, the recent uncertainties in the credit markets and the failure of the auctions for the Company’s ARS have prevented us and other investors from liquidating holdings of ARS. An auction failure, which is not a default in the underlying debt instrument, occurs when the amount of securities submitted for sale exceeds the amount of purchase orders, resulting in our continuing to hold these securities. The maturity dates for the Company’s ARS range from 19 to 39 years and averages 32 years. Based on current market conditions, if a secondary market does not develop, it is likely that auctions related to these securities will continue to be unsuccessful.  Unsuccessful auctions will result in our holding securities beyond their next scheduled auction reset dates, thereby limiting the liquidity of these investments. See Note R – “Subsequent Event” for further information.
     Due to the inability to trade all of the Company’s investments in ARS in the current market, the Company continues to earn interest on its ARS at a weighted average rate of 2.6% of as September 30, 2008, which it is currently collecting. The weighted average maximum contractual default rate is 17.3%.
     The Company’s ARS are primarily in student loan association bonds. None of our investments are collateralized mortgage obligations or are any other type of mortgage-backed or real estate-backed security.
     As of September 30, 2008, approximately 85.7%, or $274.8 million, of the $320.6 million par value ARS are collateralized by higher education funded student loans that are supported by the federal government as part of FFELP. The following table shows a natural grouping of the FFELP guaranteed securities, as well as the percentage of the ARS portfolio guaranteed by FFELP (in thousands).

% of FFELP guaranty	Par Value	% of Total

Greater than 99.0%	$195,000	60.8%
Between 81.2% and 82.1%	86,825	27.1%
50.50%	17,000	5.3%
10.00%	3,850	1.2%
non-FFELP guaranteed	18,000	5.6%

Total	$320,675	100.0%

     As of September 30, 2008, our portfolio of ARS was valued using a valuation model that relies exclusively on Level 3 inputs. The valuation resulted in the ARS being discounted by a range of 7.8% to 25.3% of par value. The resulting discount of the total ARS portfolio was 11.2% of par value, or $35.8 million pre-tax unrealized loss (see Note E – Fair Value Measurements).
     We currently have the ability and intent to hold these ARS investments until a recovery of the auction process or until maturity. Because of the inability to determine when our investments in ARS would settle, as of March 31, 2008, we reclassified the entire ARS balance from short-term investments to long-term investment, available-for-sale securities on our consolidated balance sheet.
     Although we are uncertain as to when the liquidity issues relating to these investments will improve, we consider these issues to be only temporary, and thus reduced the carrying value of the ARS to $284.8 million by recording a $22.7 million unrealized loss (net of $13.1 million tax effect) in other comprehensive loss.
     It is possible that further declines in ARS fair value may occur. We continue to monitor the market for ARS and consider its impact (if any) on the fair market value of the investments. If the current market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or record impairment charges to the statements of operations.
NOTE G – Inventories
     Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method (in thousands).

	December 31,	September 30,
	2007	2008
Raw materials	$19,918	$29,411
Work-in-progress	11,868	30,314
Finished goods	21,245	39,369

	$53,031	$99,094

NOTE H – Goodwill and Other Intangible Assets
     The following amounts of goodwill and intangible assets relating to the acquisition of Zetex are preliminary (See Note M – Business Acquisitions). The final amounts and determinable lives of goodwill and intangible assets are subject to change upon the completion of the Company’s valuation of the assets acquired and liabilities assumed, which it expects to complete by 2008 year-end.
     Changes in goodwill are as follows (in thousands):

	2007				2008
		Acquisitions/				Acquisitions/
		purchase	Currency			purchase	Currency
	Balance,	accounting	exchange	Balance,	Balance,	accounting	exchange	Balance,
	January 1	adjustments	and other	December 31	January 1	adjustments	and other	September 30

Total	$25,030	$—	$105	$25,135	$25,135	$28,056	$(1,632)	$51,559

     Intangible assets at September 30, 2008 are (in thousands):

		As of
		September
		30, 2008

		Gross		Currency
		Carrying	Accumulated	exchange
Intangible Assets	Useful life	Amount	Amortization	and other	Net

Amortized Intangible Assets:
Patents, trademarks and trade names	5-15 years	$14,006	$(1,942)	$(227)	$11,837

Software license	3 years	1,212	(684)	(41)	487
Developed product technology	2-10 years	29,248	(1,308)	(2,283)	25,657

Customer relationships	12 years	6,521	(174)	(515)	5,832

Total amortized intangible assets:		$50,987	$(4,108)	$(3,066)	$43,813

     Amortization expense related to intangible assets subject to amortization was $0.2 million and $1.9 million for the three months ended September 30, 2007 and 2008, respectively.
     Amortization expense related to intangible assets subject to amortization was $0.6 million and $2.4 million for the nine months ended September 30, 2007 and 2008, respectively.
NOTE I – Income Tax Provision
     Income tax expense of $0.3 million and $5.3 million was recorded for the three and nine months ended September 30, 2008, respectively. This resulted in an effective tax rate of 12.3% in the nine months ended September 30, 2008, as compared to 15.0% in the same period of last year and compared to 13.2% for the full year of 2007. Our lower effective tax rate compared with the same period last year was the result of income tax refunds in China and lower income in the U.S. and higher income in lower-taxed jurisdictions, partially offset by an increased income tax rates at our China subsidiaries due to the phase-out of previously granted income tax holidays. For the nine month ended September 30, 2007, the Company reported domestic and foreign pre-tax income of approximately $(0.6) million and $49.5 million, respectively. For the nine month ended September 30, 2008, the Company reported domestic and foreign pre-tax income of approximately $(17.5) million and $63.1 million, respectively, excluding $14.0 million pre-tax purchase accounting adjustments.
     Our global presence requires us to pay income taxes in a number of jurisdictions. In general, earnings in the U.S. and Taiwan are currently subject to tax rates of 39.0% and 25.0%, respectively. In addition, Taiwan earnings are subject to an additional 10% retained earnings tax should the Taiwan earnings not be distributed. Earnings in Hong Kong are subject to a 16.5% tax for local sales or local source sales; all other Hong Kong sales are not subject to foreign income taxes. Earnings in Taiwan and Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by our China subsidiaries and sold to customers outside of Taiwan and Hong Kong, respectively. The U.S. tax rate on this Subpart F income is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, we receive credit against our U.S. federal tax liability for income taxes paid by our foreign subsidiaries.
     As an incentive for the formation of Anachip Corp., its earnings are subject to a five-year tax holiday (subject to certain qualifications of Taiwanese tax law). In the third quarter of 2006, we elected to begin this five-year tax holiday as of January 1, 2006. Beginning 2011, Anachip Corp’s earnings will be subject to the statutory Taiwan income tax rate.
     Prior to 2008, earnings in the Songjiang district of China have a standard central government tax rate of 24.0%. However, as an incentive for establishing Shanghai Kai Hong Electronic Co., Ltd., its earnings were subject to a 0% tax rate by the central government from 1996 through 2000, and to a 12.0% tax rate from 2001 through 2007. For 2008, we expect a tax rate of 25%. In addition, due to a $15 million permanent re-investment of Shanghai Kai Hong Electronic Co., Ltd.’s earnings in 2004, it has received additional preferential tax treatment (earnings will be exempted from central government income tax for two years, and then subject to tax rates in the range of 12.0% to 12.5% for the following three years) on earnings that are generated by this investment.

     In addition, the earnings of Shanghai Kai Hong Electronic Co., Ltd. would ordinarily be subject to a standard local government tax rate of 3.0% through 2007. However, as an incentive for establishing Shanghai Kai Hong Electronic Co., Ltd., the local government waived this tax from 1996 through 2007.
     In 2004, we established our second Shanghai-based manufacturing facility, Shanghai Kai Hong Technology Co., Ltd., located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government standard tax rate is 15.0%, and there is no local government tax. As an incentive for establishing Shanghai Kai Hong Technology Co., Ltd., its 2005 and 2006 earnings were exempted from central government income tax and the 2007 earnings were subject to a 7.5% tax rate. For 2008, we expect a tax rate of 12.5%.
     It is unclear to what extent our China subsidiaries will receive preferential tax treatment. The recent China government income tax reform terminates some existing tax incentives for foreign enterprises doing business in China. The central government tax rate in China increased to 25% beginning in 2008; however, we believe Shanghai Kai Hong Electronic Co., Ltd may qualify for a “high technology” preferential tax treatment that would reduce the tax rate to 15% and Shanghai Kai Hong Technology Co., Ltd. may also qualify for a transitional tax rate of 9%.
     The impact of the tax holidays decreased the Company’s tax expense by approximately $6.9 million and $5.7 million for the nine months ended September 30, 2007 and 2008, respectively. The benefit of the tax holiday on basic and diluted earnings per share for the nine months ended September 30, 2007 was $0.17 and $0.16, respectively. The benefit of the tax holiday on basic and diluted earnings per share for the nine months ended September 30, 2008 was $0.14 and $0.13, respectively.
     On June 9, 2008, the Company completed the acquisition of all the outstanding ordinary capital stock of Zetex. Zetex’s earnings in the United Kingdom are currently subject to a tax rate of 28% and its earnings in Hong Kong are subject to a 16.5% tax rate. In addition, Zetex’s earnings in Germany are subject to a 30% tax rate.
     We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2005. The Internal Revenue Service has contacted the Company regarding an examination for the tax year ended 2005. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, we are no longer subject to income tax audits for years before 2002. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN48”) reserve for any adjustments that may result from future tax audits. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
     We adopted the provisions FIN48 effective January 1, 2007. As a result of the implementation of FIN48, we increased our liability for unrecognized tax benefits, primarily related to our foreign subsidiaries, by approximately $2.0 million during the first quarter of 2007, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2008 and September 30, 2008, the gross amount of unrecognized tax benefits was approximately $4.1 million and $4.5 million, respectively.
     It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.
     In addition, funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. As of January 1, 2007, we had accrued $3.3 million for U.S. taxes on future dividends from our foreign subsidiaries. With the establishment of the holding companies in 2007, the Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries. Accordingly, the $3.3 million liability was reversed during 2007, and U.S. taxes are no longer being recorded on undistributed foreign earnings. Furthermore, the Company determined that it was more likely than not that a portion of its federal foreign tax credit carryforwards would expire before they could be utilized. Accordingly, the Company recorded a $5.0 million valuation allowance during the twelve months ended December 31, 2007.
NOTE J – Deferred Compensation
     Beginning January 1, 2007, the Company implemented a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At September 30, 2008, these investments totaled approximately $2.2 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE K – Share-based Compensation
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
     For the three months and nine months ended September 30, 2007 and 2008, share-based compensation expense associated with the Company’s stock options recognized in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Cost of sales	$59	$7	$219	$112
Selling and administrative expense	1,173	764	3,680	2,915
Research and development expense	112	69	355	280

Total stock option expense	$1,344	$840	$4,254	$3,307

     Stock option expense for the three months and nine months ended September 30, 2007 and 2008 was estimated on the date of grant using the Black-Scholes option pricing model. For the nine months ended September 30, 2008, the Company granted stock options to purchase approximately 241,000 shares of the Company’s Common Stock, which vest in equal annual installments over a four-year period and expire ten years from the date of grant. Options granted during the nine months ended September 30, 2008 had a weighted-average grant date fair value of $16.70.
     The total intrinsic value (actual gain) of options exercised during the nine months ended September 30, 2008 was approximately $8.7 million. The total net cash proceeds received from stock option exercises during the nine months ended September 30, 2008 was $2.8 million.
     A summary of the stock option plans as of September 30, 2008 follows (in thousands):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Stock options	(000)	Price	Term (yrs)	($000)
Outstanding at January 1, 2008	4,268	$10.06	6.0	$85,393
Granted	241	27.95
Exercised	(488)	5.74		8,679
Forfeited or expired	(46)	23.76
Outstanding at September 30, 2008	3,975	$11.53	5.6	$32,618

Exercisable at September 30, 2008	3,415	$9.21	5.1	$32,610

     The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price.

     As of September 30, 2008, total unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, was approximately $7.8 million, before income taxes, and is expected to be recognized over a weighted average of approximately 2.8 years.
     Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.
     For the three months and nine months ended September 30, 2007 and 2008, share-based compensation expense associated with the Company’s share grants recognized in the statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Cost of sales	$66	$91	$135	$240
Selling and administrative expense	1,077	1,434	2,636	3,696
Research and development expense	112	198	227	453

Total share grant expense	$1,255	$1,723	$2,998	$4,389

     A summary of the status of our non-vested share grants as of September 30, 2008 follows (in thousands):

		Weighted-	Aggregate
		Average	Intrinsic
	Shares	Grant-Date	Value
Share Grants	(000)	Fair Value	($000)
Nonvested at January 1, 2008	1,018	$18.34	$30,602
Granted	262	27.25
Vested	(382)	15.98	9,517
Forfeited	(45)	26.28

Nonvested at September 30, 2008	853	$21.71	$15,737

     During the three months ended September 30, 2007 and 2008, there was $1.3 million and $1.7 million, respectively, of share-based compensation expense related to non-vested stock award arrangements granted under the plans.
     During the nine months ended September 30, 2007 and 2008, there was $3.0 million and $4.4 million, respectively, of share-based compensation expense related to non-vested stock award arrangements granted under the plans.
     The total intrinsic value (actual gain) of restricted stock grants vested during the nine months ended September 30, 2008 was approximately $9.5 million.
     As of September 30, 2008, total un-recognized share-based compensation expense related to non-vested stock award arrangements, net of forfeitures, was approximately $15.2 million, before income taxes and is expected to be recognized over a weighted average of approximately 2.3 years.
NOTE L – Segment and Geographic Information
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
     Our primary operations include the domestic operations in Asia, North America and Europe.
     The accounting policies of the operations are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2007. Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended				Consolidated
September 30, 2007	Asia	North America	Europe (1)	Segments
Total sales	$135,597	$31,629	$—	$167,226
Inter-company sales	(56,777)	(5,185)	—	(61,962)

Net sales	$78,820	$26,444	$—	$105,264

Income (loss) before income taxes and minority interest	$19,657	$(673)	$—	$18,984

Property, plant and equipment	$104,044	$15,174	$—	$119,218
Assets	$214,990	$471,912	$—	$686,902

Three Months Ended				Consolidated
September 30, 2008	Asia	North America	Europe	Segments
Total sales	$164,859	$31,839	$13,626	$210,324
Inter-company sales	(69,010)	(6,262)	(1,005)	(76,277)

Net sales	$95,849	$25,577	$12,621	$134,047

Income (loss) before income taxes and minority interest	$18,531	$(8,080)	$(12,419)	$(1,968)

Property, plant and equipment	$109,587	$27,955	$45,661	$183,203
Assets	$337,186	$387,294	$183,983	$908,463

Nine Months Ended				Consolidated
September 30, 2007	Asia	North America	Europe (1)	Segments
Total sales	$367,504	$92,295	$—	$459,799
Inter-company sales	(150,172)	(16,060)	—	(166,232)

Net sales	$217,332	$76,235	$—	$293,567

Income (loss) before income taxes and minority interest	$50,679	$(598)	$—	$50,081

Property, plant and equipment	$104,044	$15,174	$—	$119,218
Assets	$214,990	$471,912	$—	$686,902

Nine Months Ended				Consolidated
September 30, 2008	Asia	North America	Europe	Segments
Total sales	$464,008	$92,252	$18,906	$575,166
Inter-company sales	(206,372)	(22,110)	(1,039)	(229,521)

Net sales	$257,636	$70,142	$17,867	$345,645

Income (loss) before income taxes and minority interest	$57,383	$(16,941)	$(8,825)	$31,617

Property, plant and equipment	$109,587	$27,955	$45,661	$183,203
Assets	$337,186	$387,294	$183,983	$908,463

(1)	Information for the three and nine months ended September 30, 2007 is not presented as the amounts are immaterial.

Geographic Information
     Revenues were derived from (billed to) customers located in the following countries. “All Others” represents countries with less than 10% of the total revenues each (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended September 30,		Net Sales
	2007	2008	2007	2008

China	$42,451	$41,565	40.3%	31.0%
Taiwan	23,267	34,013	22.1%	25.4%
United States	21,930	26,000	20.8%	19.4%
All Others	17,616	32,469	16.8%	24.2%

Total	$105,264	$134,047	100.0%	100.0%

	Net Sales
	for the Nine Months		Percentage of
	Ended September 30,		Net Sales
	2007	2008	2007	2008

China	$104,490	$102,650	35.6%	29.7%
Taiwan	80,087	100,061	27.3%	28.9%
United States	62,759	67,240	21.4%	19.5%
All Others	46,231	75,694	15.7%	21.9%

Total	$293,567	$345,645	100.0%	100.0%

NOTE M– Business Acquisitions
     Zetex Acquisition – On June 9, 2008, the Company completed the acquisition of all the outstanding ordinary capital stock of Zetex, a company incorporated under the laws of England and Wales. The shareholders of Zetex received 85.45 pence in cash per Zetex ordinary share, valuing the fully diluted share capital of Zetex at approximately U.S.$176.3 million (based on a USD:GBP exchange rate of 1.9778), excluding acquisition costs, fees and expenses.
     As consideration for Zetex, the Company paid the following (in thousands):

Purchase price (net of cash acquired)	$149,144
Acquisition related costs	4,014

Total purchase price	$153,158

     In addition, in order to finance the acquisition, the Company entered into a loan for $165 million, which accrued interest at a floating rate of interest per annum equal to the sum of the prevailing daily 30-day LIBOR plus 1.25% as of September 30, 2008 (see Note N – Margin Loan for further details), secured by its ARS portfolio.
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

     A final determination of the allocation of the purchase price to the assets acquired and liabilities assumed has not been made and should be considered preliminary. The final determination is subject to the completion of the Company’s valuation of the assets acquired and liabilities assumed, which it expects to complete by 2008 year-end.
     The following summarizes the preliminary (subject to final determination) allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

		Changes in
		purchase price
	Purchase price	allocation
	allocation on	recorded	Revised purchase
	acquisition	during third	price allocation on
	date	quarter of 2008	acquisition date
Assets acquired:
Accounts receivable, net	$13,445	$—	$13,445
Inventory	30,605	5,386	35,991
Prepaid expenses and other current assets	4,363	—	4,363
Property, plant and equipment, net	50,145	2,146	52,291
Deferred tax assets	5,235	5,041	10,276
Other long-term assets	136	—	136
Trademarks and other intangible assets	7,991	39,449	47,440
Goodwill	85,036	(57,399)	27,637

Total assets acquired	$196,956	$(5,377)	$191,579

Liabilities assumed:
Accounts payable	$6,057	$—	$6,057
Accrued expenses and other liabilities	16,154	652	16,806
Pension liability	10,873	—	10,873
Deferred tax liabilities	7,288	(6,029)	1,259
Other liabilities	3,846	—	3,846

Total liabilities assumed	44,218	(5,377)	38,841

Total net assets acquired	$152,738	$—	$152,738

     During the third quarter of 2008, the Company evaluated and adjusted its inventory for a reasonable profit allowance in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), which is intended to permit the Company to report only the profits normally associated with its activities following the acquisition as it relates to the work-in-progress and finished goods inventory. As such, the Company stepped-up (increased) its acquired inventory from Zetex by approximately $5.4 million and subsequently recorded that step-up (increase), adjusted for foreign exchange rates, into cost of goods sold in the amount of approximately $5.2 million as all the acquired work-in-process and finished goods inventory has been sold as of September 30, 2008.
     As of September 30, 2008, the Company has preliminarily identified $47.5 million of identifiable intangible assets separate from goodwill. Acquired intangible in-process research and development (“IPR&D”), which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition in the amount of $7.9 million was expensed immediately, in accordance with SFAS 141 during the third quarter of fiscal 2008. The remaining acquired intangible assets, including developed technology, customer relationships and trade names, are being amortized over an average of 7.9 years. Preliminarily, the Company is amortizing all of the identified intangible assets separate from goodwill under estimated useful lives and will adjust the lives accordingly, including any as indefinite life intangible assets upon completion of its final determination of the allocation of the purchase price. For the three and nine months ended September 30, 2008, approximately $9.5 million has been recorded as amortization expense associated with the identified intangible assets, including $7.9 million for IPR&D. Amortization expense associated with these identified intangible assets will approximate between $2.2 million and $4.9 million per year over the next 5 to 10 years.

     The following unaudited pro forma consolidated results of operations for the quarters ended September 30, 2007 and 2008 have been prepared as if the acquisition of Zetex had occurred at January 1, 2007 and January 1, 2008, respectively, for each quarter (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007	2008
Net revenues	$135,625	$387,108	$395,886

Net income	$14,042	$40,809	$12,131

Net income per common share—Basic	$0.36	$1.04	$0.30

Net income per common share—Diluted	$0.33	$0.97	$0.28
     The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. The unaudited pro forma consolidated results of operations do not include the final adjustments to net income to give the final effects to depreciation of property, plant and equipment acquired and amortization of intangible assets acquired as the Company working to complete its valuation of the assets and liabilities acquired and is unable to determine what those final effects would be. Upon completion of the valuation, the Company intends to make adjustments for these items in future pro forma disclosures for Zetex. These unaudited pro forma consolidated results of operations were derived, in part, from the historical consolidated financial statements of Zetex and other available information and assumptions believed to be reasonable under the circumstances.
Note N – Long-Term Borrowings — Margin Loan
     On March 31, 2008, the Company obtained from UBS Financial Services Inc. (“UBS”) an Irrevocable Standby Letter of Credit (“Letter of Credit”) in favor of Diodes FabTech Inc., in an aggregate amount of $165 million.
     In connection with the acquisition of Zetex (see Note M – Business Acquisitions), the Company drew $165 million, which accrued interest at a floating rate of interest per annum equal to the sum of the prevailing daily 30-day LIBOR plus 1.25% as of September 30, 2008 and is payable monthly. Beginning October 9, 2008, the interest rate will be reduced from LIBOR plus 1.25% to LIBOR plus 0.00%. The margin loan does not contain covenants, is secured by the Company’s ARS portfolio, which is classified as a non-current asset, and does not have a maturity date. The margin loan may be called if the outstanding balance exceeds 75% of the fair value, as determined by UBS, of the ARS portfolio or below a required percentage of the par value under applicable statutes, rules and regulations and may be called any time subject to the discretion of UBS if UBS considers a margin call necessary for its protection. The source of repayment, if the margin loan was to be called, would be for UBS to charge the Company’s ARS portfolio, which is a non-current asset. There are no scheduled principal payments and the margin loan can be paid in part or in its entirety by the Company at anytime without penalty. The Company believes the margin loan will be available to the Company as long as the ARS are illiquid and believes that the likelihood of the margin loan being called within the next twelve months is remote. See “Note R – Subsequent Event” for further information regarding our margin loan.
NOTE O – Commitments
     Purchase Commitments – As of September 30, 2008, we have approximately $10.6 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.
NOTE P – Defined Benefit Plan
     In connection with the acquisition of Zetex (see Note M – Business Acquisitions), the Company has adopted a contributory defined benefit plan that covers certain employees in the United Kingdom (“U.K.”) and Germany. The defined benefit plan is closed to new entrants and frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. On the acquisition date, the Company determined the fair value of the defined benefit plan assets and plans to utilize an annual measurement date of December 31. At subsequent measurement dates, defined benefit plan assets will be determined based on fair value. Defined benefit plan assets consist primarily of high quality corporate bonds that are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating to the terms of the related pension liability. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.
     For the nine months ended September 30, 2008, net period benefit costs associated with the defined benefit in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R), were approximately $0.3 million. All unrecognized actuarial gains and losses, prior service costs and accumulated other comprehensive income are eliminated and the balance sheet liability is set equal to the funded status of the defined benefit plan at acquisition date.
     The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plans for the nine months ended September 30, 2008 (in thousands):

Defined Benefit Plan
Change in benefit obligation:

Beginning balance	$—

Acquisition	121,842

Service cost	131
Interest cost	2,670

Actuarial loss (gain)	(17,297)

Benefits paid	(1,243)

Currency changes	(8,641)

Benefit obligation at September 30, 2008	$97,462

Change in plan assets:

Fair value of plan assets at date of acquisition	$111,664

Actual return on plan assets	(11,678)

Benefits paid	(1,243)

Currency changes	(8,029)

Fair value of plan assets at September 30, 2008	$90,714

Funded status at September 30, 2008	(6,748)

     Based on an actuarial study performed as of September 30, 2008, the plan is under-funded and a liability of $6.7 million is reflected in the Company’s consolidated financial statements as noncurrent liabilities. The amount recognized in accumulated other comprehensive income was a net gain of $2.4 million and the weighted-average discount rate assumption used to determine benefit obligations as of September 30, 2008 was 7.3%.
     The following are weighted-average assumptions used to determine net periodic benefit costs for the nine months ended September 30, 2008:

Discount rate	6.6%
Expected long-term return on plan assets	6.7%
     The Company does not expect to make any contributions to the defined benefit plan during fiscal year 2008. The Company adopted a payment plan that Zetex had in place with the trustees of the defined benefit plan, in which the Company will pay approximately £1.0 million GBP (approximately $1.6 million based on a USD:GBP exchange rate of 1.6:1) every March from 2009 through 2012.
     The Company also has pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, not included in the numbers or assumptions above.

NOTE Q – Related Parties
     We conduct business with one related party company, Lite-On Semiconductor Corporation (“LSC”), and its subsidiaries and affiliates, that owns 20.6% of our outstanding Common Stock as of September 30, 2008, and one significant company, Zi Yun International Pte., Ltd. (“Zi Yun”) (formerly Keylink International) (and its subsidiaries and affiliates), our 5% joint venture partner in Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd. For further details about related parties, please see Note 16 of our notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007
     The Audit Committee of our Board of Directors reviews all related party transactions for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.
     Lite-On Semiconductor Corporation – During the nine months ended September 30, 2007 and 2008, we sold silicon wafers to LSC totaling 6.8% and 3.8% of our net sales, respectively, making LSC one of our largest customers. Also for the nine months ended September 30, 2007 and 2008, 11.4 % and 9.6%, respectively, of our net sales were from discrete semiconductor products purchased from LSC for subsequent sale by us. We also purchase wafers for use in our manufacturing process, making LSC our largest outside supplier. We also rent warehouse space in Hong Kong from a member of The Lite-On Group, which also provides us with warehousing services at that location. For the nine months ended September 30, 2007 and 2008, we reimbursed this entity in aggregate amounts of $0.4 million and $0.5 million, respectively, for these items. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties.
     Net sales to, and purchases from, LSC for the three and nine months ended September 30, 2007 and 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Net sales	$7,107	$5,209	$19,995	$13,239

Purchases	$12,601	$13,458	$36,330	$40,624
     Zi Yun International Pte., Ltd. – During the nine months ended September 30, 2007 and 2008, we sold silicon wafers to companies owned by Zi Yun totaling 0.5% and 0.4% of our net sales, respectively. Also for the nine months ended September 30, 2007 and 2008, 1.5% and 1.2%, respectively, of our net sales were from discrete semiconductor products purchased from companies owned by Zi Yun. In addition, Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd. lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Zi Yun. We also pay a consulting fee to Zi Yun. For the nine months ended September 30, 2007 and 2008, we paid Zi Yun an aggregate of $6.8 million and $8.1 million, respectively, with respect to these items. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties.
     Net sales to, and purchases from, companies owned by Zi Yun for three and nine months ended September 30, 2007 and 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Net sales	$717	$227	$1,552	$1,221

Purchases	$763	$1,683	$2,946	$5,093

     Accounts receivable from, and accounts payable to, LSC and Zi Yun were as follows as of December 31, 2007 and September 30, 2008 (in thousands):

	December 31,	September 30,
	2007	2008
Accounts receivable
LSC	$3,526	$4,223
Zi Yun International	1,879	395

	$5,405	$4,618

Accounts payable
LSC	$8,906	$7,839
Zi Yun International	4,229	4,037

	$13,135	$11,876

NOTE R – Subsequent Event
     On October 29, 2008, the Company entered into a settlement with UBS AG and its affiliates (“UBS AG”) that will provide the Company the following:
•	Replacement of the current margin loan with a no net cost credit line (“No Net Cost Loan”), which the interest expense charged will be equal the interest income earned on the collateralized ARS;

•	Allow the Company to borrow up to 75% of the market value, as determined by UBS AG, of the Company’s ARS portfolio under the “no net cost” loan;

•	The Company will be reimbursed for all interest paid in excess of interest earned on its collateralized ARS under the current margin loan;

•	The Company will be eligible to transfer its ARS portfolio to UBS AG at par value at any time during the period of June 30, 2010, through July 2, 2012;

•	The Company will release UBS AG and it employees/agents from all claims except for consequential damages directly or indirectly relating to its marketing and sale of ARS; and

•	UBS AG will have the right to sell the Company’s ARS at par without notice, provided UBS AG pays the proceeds of the sales to the Company within one day of the settlement of transaction.
     On November 4, 2008, the Company accepted an offer of No Net Cost Loan from UBS BANK USA (“UBS Bank”), an affiliate of UBS AG, with a credit line up to 75% of the market value, as determined by the UBS Bank, of the Company’s ARS that the Company pledged as collateral. UBS Bank may, upon the request of the Company, make one or more advances to the Company. The following are in connection with the No Net Cost Loan:
•	The interest that the Company pays on the No Net Cost Loan will not exceed the interest that the Company receives on the ARS that the Company have pledged to the UBS Bank as security for the No Net Cost Loan and which are held in the collateral account;

•	UBS Bank will not make an advance against the ARS collateral in amounts equal to the fair market or par value of the ARS collateral unless the Company arranges for another person or entity to provide additional collateral or assurances on terms and conditions satisfactory to the UBS Bank;

•	UBS Bank may demand full or partial payment of the No Net Cost Loan, at its sole option and without cause, at any time. All No Net Cost Loan advances are subject to collateral maintenance requirements. UBS Bank may, at any time, in its discretion, terminate and cancel the No Net Cost Loan. If at any time UBS Bank exercises its right of demand under certain sections of the Credit Line Agreement, UBS Financial Services, Inc. shall provide as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the Credit Line Agreement and UBS Bank agrees that the Credit Line Agreement shall remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then one of the UBS Entities will purchase the pledged ARS at par; and

•	If the Company elects to sell any ARS that are pledged as collateral under the Credit Line Agreement with UBS Bank to a purchaser other than UBS Bank, UBS Bank intends to exercise its right to demand repayment of the No Net Cost Loan relating to the ARS sold by the Company.

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
Highlights For the Three and Nine Months Ended September 30, 2008
•	Revenue for the three months ended September 30, 2008 increased 27.3% over the prior year same period to $134.0 million, including complete quarter of Zetex results;

•	Revenue for the nine months ended September 30, 2008 increased 17.7% over prior year same period to $345.6 million;

•	Gross profit for the three months ended September 30, 2008 increased 11.6% over the prior year same period to $38.1 million;

•	Gross profit for the nine months ended September 30, 2008 increased 16.2% over the prior year same period to $109.7 million;

•	On June 9, 2008, we completed the acquisition of Zetex plc (“Zetex”), which is expected to result in revenue, operating and cost synergies;

•	In connection with the acquisition of Zetex, we entered into a margin loan for $165 million; and

•	Preliminary estimate of the allocation of the purchase price was performed during the third quarter of fiscal 2008;
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
     We design, manufacture and market the above semiconductors for diverse end-use applications in the consumer electronics, computing, industrial, communications and automotive sectors. Semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device. We believe that our focus on standard semiconductor products provides us with a meaningful competitive advantage relative to other semiconductor companies that provide a wider range of semiconductor products.
     We were incorporated in 1959 in California and reincorporated in Delaware in 1969. We are headquartered in Dallas, Texas. We have two manufacturing facilities located in Shanghai, China, one in Neuhaus, Germany and a joint venture facility in Chengdu, China, and our wafer fabrication facilities are in Kansas City, Missouri and Manchester, England. Our sales, marketing, engineering and logistical centers are located in Westlake Village, California; Taipei, Taiwan; Shanghai and Shenzhen, China; Manchester, England; and Hong Kong. We have strengthened our product design centers in the U.S., China, England, Germany and Taiwan to position our design engineers to work more closely with our customers and enable us to deliver a stream of innovative solutions in our targeted product categories. We also have regional sales offices and/or representatives in: Derbyshire, England, Toulouse, France, Frankfurt, Germany, and in various cities in the U.S.
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

     As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the principal elements of our strategy include the following:
•	Continue to rapidly introduce innovative discrete and analog semiconductor products;

•	Expand our available market opportunities;

•	Maintain intense customer focus;

•	Enhance cost competitiveness; and

•	Pursue selective strategic acquisitions.
In implementing these strategies, the following factors have affected, and, we believe, will continue to affect, our results of operations:
•	Given the current economic conditions, we expect a global decrease in demand for our products until conditions improve. Please see “cost reduction initiative” below and “Risk Factor – Global economic weakness and the current financial market uncertainty affect on our business.” in Part II, Item 1A of this report.

•	Since 1998, we have experienced increases in the demand for our products, and substantial pressure from our customers and competitors to reduce the selling price of our products. We expect future increases in net income to result primarily from increases in sales volume and improvements in product mix in order to offset any reduced average selling prices (“ASP”) of our products.

•	For the nine months ended September 30, 2008, our revenue reflects seasonality combined with the impact of the overall weakening economy, in particular on key targeted end-equipment in the consumer and computing markets, as well as our foundry and subcontracting business, which showed greater weakness than our core revenue drivers.

•	The portion of net sales derived from new products introduced within the last three years was 27.8% and 35.1% for the nine months ended September 30, 2008 and 2007, respectively, compared to 28.2% in 2006. The significant increase in new products primarily resulted from the Anachip and Zetex acquisitions. We expect new products to generally have gross profit margins that are higher than the margins of our standard products. We expect net sales derived from new products to increase in absolute terms, although our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix.

•	For the nine months ended September 30, 2008, the percentage of our net sales derived from our Asian subsidiaries was 74.5%, compared to 74.0% in the same period last year. We expect our net sales to the Asian market to increase as a percentage of our total net sales as a result of our customers’ continuing to shift their manufacturing of electronic products from the U.S. to Asia.

•	As a result of the Zetex acquisition we will begin to add significant revenue in Europe. As such, Europe accounted for approximately 9.4% of our revenues for the three months ended September 30, 2008.

•	Our gross profit margin was 31.7% for the nine months ended September 30, 2008, compared to 32.1% in the same period last year. Our gross margin percentage was lower than the same period last year even though average unit cost (“AUP”) increased for the nine months ended September 30, 2008. This lower margin was affected by the one time non-cash expense of $5.4 million incurred during the third quarter of 2008 for the step-up of inventory for reasonable profit allowance in accordance with SFAS No. 141, Business Combinations (“SFAS 141”) and depreciation expense of fixed assets in connection with the Zetex acquisition along with lower capacity utilization on our manufacturing operations mainly due to market conditions. In 2007, we completed the move of our analog product from Taiwan to our China manufacturing facilities to increase the gross margin on this product line. Future gross profit margins will depend primarily on our product mix, cost savings, and the demand for our products. We expect gross profit margins to continue to decrease until economic conditions improve.

•	As of September 30, 2008, we had invested approximately $206.7 million in our Asian manufacturing facilities. For the nine months ended September 30, 2008, we invested approximately $38.7 million in capital expenditures, primarily in our Asian manufacturing facilities. For 2008, we anticipate total capital expenditures of approximately 10-12% of annual revenue. Given the current economic conditions and our efforts to reduce costs (see “cost reduction initiative” below), we expect capital expenditures to be approximately 5% of revenue for fiscal year 2009 or until economic conditions improve and additional manufacturing capacity is needed.

•	We have increased our investment in research and development from $9.7 million, or 3.3% of net sales, for the nine months ended September 30, 2007 to $16.1 million, or 4.7% of net sales, for the nine months ended September 30, 2008 primarily as a result of the Zetex acquisition. For 2008, we expect research and development expenses to be approximately 5% to 6% of net sales. Although research and development as a percentage of net sales has increased in 2008, we expect the percentage to decrease for fiscal year 2009 as we are planning to restructure our product development organization and consolidate our design teams.
Business Outlook
     For the fourth quarter of 2008, we expect to see a further slowdown in economic activity and a decrease in global demand for our products, in particular in the consumer and computer markets. We believe the long-term outlook for our business remains generally favorable despite the recent volatility in the equity and credit markets as we continue to execute on the strategy that has proven successful for us over the years. Although the economy creates a more challenging environment for all businesses, we believe that over the long-term we are in a good position for future growth. We are confident that our acquisition of Zetex will continue to add significant value to our business as we further capitalize on the cross-selling opportunities and diversification benefits that the transaction offers our Company. Please see “Risk Factor – Global economic weakness and the current financial market uncertainty affect on our business.” in Part II, Item 1A of this report.
Cost Reduction Initiative
     Looking forward, we expect the weakness and uncertainty in the economy to continue into the coming quarters, and therefore we intend to take the necessary steps to manage through these difficult times. We have identified a number of opportunities to optimize our cost structure and plan to implement the following:
•	Shut down Zetex 4 inch wafer fabrication facility in Oldham in early 2009;

•	Consolidate our wafer output lines;

•	Currently, our Shanghai facilities are approximately 80 to 85 percent loaded. This will allow for faster porting of Zetex products into our Shanghai packaging facilities sooner than originally planned and thereby reduce our dependence on subcontractor OEMs. We believe the majority of this conversion will be completed by the end of the first quarter of 2009;

•	As part of our manufacturing strategy, we will continue to evaluate our raw material costs in order to reduce our gold consumption while protecting and maintaining product performance;

•	Reduce capital expenditures going forward from our previous 10 to 12 percent model to an amount that is necessary to meet market and capacity demands, which we expect to be less than 5 percent of revenue until such time that the market recovers and additional manufacturing capacity is needed;

•	Restructure our product development organization and consolidate the acquired Zetex design teams into our pre-acquisition teams;

•	Headcount reductions at our wafer fabrication facility in Kansas City; and

•	Implement a hiring freeze, and from an overall expense perspective, carefully manage costs in order to conserve cash.
Recent Acquisitions
     Zetex Acquisition
     On June 9, 2008 we acquired Zetex. See Note M – “Business Acquisitions” to Notes to Consolidated Condensed Financial Statements for detailed information regarding this acquisition.

Results of Operations for the Three Months Ended September 30, 2007 and 2008
     The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three Months Ended September 30,		Increase (Decrease)
	2007	2008	'07 to '08
Net sales	100	100	27.3
Cost of goods sold	(67.6)	(71.6)	34.9
Gross profit	32.4	28.4	11.6
Operating expenses	(17.3)	(28.1)	107.7
Operating income	15.1	0.3	(97.5)
Interest income	4.5	1.4	(61.3)
Interest expenses	(1.6)	(2.5)	92.9
Other income (expense)	—	(0.7)	6,800.0

Income before taxes and minority interest	18.0	(1.5)	(110.4)
Income tax provision	(2.1)	(0.2)	85.8

Income before minority interest	15.9	(1.7)	(113.7)
Minority interest	(0.6)	(0.5)	3.0

Net income	15.3	(2.2)	(118.3)

     The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2007	2008
Net Sales	$105,264	$134,047
     Net sales increased approximately $28.8 million for the three months ended September 30, 2008, compared to the same period last year. The 27.3% increase in net sales represents an approximately 9.7% increase in units sold with a 16.1% increase in ASP. The ASP increase is primarily attributable to the higher ASP’s of the acquired Zetex product lines. The revenue increase for the three months ended September 30, 2008 was attributable to sales increases in all industry segments, primarily due to the Zetex acquisition, partially offset by an overall weaker global economy, as well as our foundry and subcontracting business, which is showing greater weakness than our core revenue drivers. Significant price pressure and an unfavorable commodity-based product mix also affected sales for the three months ended September 30, 2008.

	2007	2008
Cost of goods sold	$71,112	$95,929
Gross profit	$34,152	$38,118
Gross profit margin	32.4%	28.4%

     Cost of goods sold increased approximately $24.8 million, or 34.9%, for the three months ended September 30, 2008 compared to the same period last year. As a percent of sales, cost of goods sold increased to 71.6% for the three months ended September 30, 2008 compared to 67.6% in the same period last year and our AUP increased 22.9%. The increase in cost of goods sold and the percentage of sales increase were negatively affected by the one time non-cash expense of $5.4 million incurred during three months ended September 30, 2008 for the step-up (increase) of inventory for reasonable profit allowance in accordance with SFAS 141 and depreciation expense related to fixed assets in connection with the Zetex acquisition along with lower capacity utilization in our manufacturing operations mainly due to market conditions and reduction of our finished goods inventory. As per SFAS 123R, included in cost of goods sold was approximately $59,000 and $7,000 of non-cash, stock option compensation expense related to our manufacturing facilities for three months ended September 30, 2007 and 2008, respectively.
     For the three months ended September 30, 2008, gross profit increased by approximately $4.0 million, or 11.6%, compared to the same period last year. Gross margin decreased to 28.4% for the three months ended September 30, 2008, compared to 32.4% for the same period last year, primarily due to the step-up (increase) of inventory for reasonable profit allowance and depreciation expense of fixed assets in connection with the Zetex acquisition.

	2007	2008
Selling, general and administrative expenses (“SG&A”)	$14,607	$20,914
     SG&A for the three months ended September 30, 2008 increased approximately $6.3 million, or 43.2%, compared to the same period last year, due primarily to additional SG&A expense related to the Zetex operations. The following expense categories increased, mainly due to additional Zetex SG&A expenses: (i) $3.1 million increase in wages and related benefits, including share-based compensation, (ii) $1.4 million increase in facility expense, depreciation, supplies and other operating expenses, (iii) $1.0 million increase in marketing and selling expense and (iv) $0.8 million increase in communication and travel expense. SG&A as a percentage of sales, increased to 15.6% for the three months ended September 30, 2008, compared to 13.9% in the same period last year. As per SFAS 123R, included in SG&A expenses was $1.2 million and $0.8 million of non-cash, stock option compensation expense for the three months ended September 30, 2007 and 2008, respectively.

	2007	2008
Research and development expenses (“R&D”)	$3,554	$7,360
     Investment in R&D for the three months ended September 30, 2008 was $7.4 million, an increase of approximately $3.8 million from the same period last year due primarily to additional R&D expense related to the Zetex operations. The following expense categories increased, mainly due to additional Zetex R&D expense: (i) $2.2 million increase in wages and related benefits and (ii) $1.4 million increase in depreciation, facility, equipment and operating expense. R&D, as a percentage of sales, increased to 5.5% for the three months ended September 30, 2008, compared 3.4% in the same period last year. Included in R&D expenses was $0.1 million of non-cash, SFAS 123R stock option compensation expense for both three months ended September 30, 2007 and 2008.

	2007	2008
Amortization of acquisition-related intangibles	$—	$1,583
     During the third quarter of fiscal 2008, per SFAS 141, we recorded approximately $1.6 million of non-cash amortization expense associated with the preliminary identification of intangible assets in connection with the acquisition of Zetex. The third quarter charge related to four months of amortization expense, and therefore, we estimate this charge to be approximately $1.2 million a quarter for fiscal year 2009 based on preliminary projections.

	2007	2008
Purchased in-process research and development (“IPR&D”)	$—	$7,865
     During the third quarter of fiscal 2008, per SFAS 141, we recorded an approximately $7.9 million one-time non-cash expense associated with the preliminary identification of acquired intangible IPR&D, which had not yet reached technological feasibility and had no alternative future use as of the Zetex acquisition date.

	2007	2008
Interest income	$4,712	$1,824
     Interest income decreased for the three months ended September 30, 2008 to $1.8 million, compared to $4.7 million in the same period last year, due primarily to a decrease in interest income earned on our available-for-sale securities. Interest income for the three months ended September 30, 2008 has been impacted by the continued turmoil in the credit markets, and in particular with the continued interruption in the ARS auction markets. Since mid-February, all of our ARS portfolio auctions have failed and may continue to fail in the future.

	2007	2008
Interest expense	$1,706	$3,291
     Interest expense for the three months ended September 30, 2008 was approximately $3.3 million, compared to $1.7 million in the same period last year. The $1.7 million increase in interest expense is due primarily to the $165 million margin loan used to finance the Zetex acquisition in June, 2008. Interest expense of $1.3 million per quarter is attributable to the $230 million-2.25% convertible bonds, which we expect to increase starting in fiscal year 2009 upon the adoption of FSP APB 14-1.

	2007	2008
Other income (expense)	$(13)	$(897)
     Other expense for the three months ended September 30, 2008 was $0.9 million, compared to other income of $13,000 in the same period last year. Included in other expense for the three months ended September 30, 2008 was $1.4 million foreign currency transaction losses due primarily to strengthening of the U.S. dollar versus the British Pound negatively effecting foreign currency hedges entered into by Zetex prior to our acquisition, partially offset by $0.5 million foreign currency transaction gains due primarily to favorable Taiwan currency and China currency exchange rate changes during the period.

	2007	2008
Income tax provision	$2,243	$319
     We recognized income tax expense of $0.3 million for the three months ended September 30, 2008. Income taxes for interim periods ended September 30, 2008 and 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. The estimated annual effective tax rate (excluding discrete items) is 14.9% for fiscal year 2008, as compared to the annual effective tax rate for fiscal year 2007 of 13.2%. The increase in the effective tax rate was the result of the higher income tax rate on Zetex’s earnings and an increased income tax rate on our China subsidiaries, partially offset by lower quarterly income in the U.S. and higher income in lower-taxed jurisdictions. In the third quarter of 2008, we received a $1.0 million tax refund from one of our China subsidiaries. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

	2007	2008
Minority interest	$640	$659
     Minority interest represented the minority investors’ share of the earnings of Shanghai Kai Hong Electronic Co., Ltd., Shanghai Kai Hong Technology Co., Ltd. and Anachip Corp. for the three months ended September 30, 2008 and 2007. The investment in the subsidiaries and their equity balances are eliminated in the consolidation of our financial statements, and the activities of these subsidiaries are included therein. As of September 30, 2008, we had 95% controlling interests in Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd., and a 99.81% controlling interest in Anachip Corp.

Results of Operations for the Nine Months Ended September 30, 2007 and 2008
     The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

			Percentage Dollar
	Percent of Net Sales		Increase
	Nine Months Ended September 30,		(Decrease)
	2007	2008	’07 to ’08
Net sales	100	100	17.7

Cost of goods sold	(67.9)	(68.3)	18.5

Gross profit	32.1	31.7	16.2

Operating expenses	(17.7)	(22.6)	50.1

Operating income	14.4	9.1	(25.5)

Interest income	4.4	2.8	(24.6)

Interest expenses	(1.7)	(2.1)	41.9

Other income (expense)	(0.1)	(0.7)	3,369.6

Income before taxes and minority interest	17.0	9.1	(36.9)

Income tax provision	(2.4)	(1.5)	25.4

Income before minority interest	14.6	7.6	(38.8)

Minority interest	(0.5)	(0.6)	21.0

Net income	14.1	7.0	(41.1)

     The following discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2007	2008
Net Sales	$293,567	$345,645
     Net sales increased approximately $52.1 million for the nine months ended September 30, 2008, compared to the same period last year. The 17.7% increase in net sales represents an approximately 12.4% increase in units sold and a 4.8% increase in ASP. The revenue increase for the nine months ended September 30, 2008 was attributable to sales increases in all industry segments mainly due to the Zetex acquisition, partially offset by an overall weakening of the global economy, as well as our foundry and subcontracting business, which is showing greater weakness than our core revenue drivers. Significant price pressure and an unfavorable commodity-based product mix also affected sales for the nine months ended September 30, 2008.

	2007	2008
Cost of goods sold	$199,214	$235,993
Gross profit	$94,353	$109,652
Gross profit margin	32.1%	31.7%

     Cost of goods sold increased approximately $36.8 million, or 18.5%, for the nine months ended September 30, 2008 compared to the same period last year. As a percent of sales, cost of goods sold increased to 68.3% for the nine months ended September 30, 2008 compared to 67.9% in the same period last year and our AUP increased 5.4%. The increase in cost of goods sold and the percentage of sales increase were negatively affected by the one time non-cash expense of $5.4 million incurred during the third quarter of 2008 for the step-up (increase) of inventory for reasonable profit allowance and depreciation expense related to fixed assets in connection with the Zetex acquisition along with lower capacity utilization in our manufacturing operations mainly due to market conditions and reduction of our finished goods inventory during the third quarter of 2008. As per SFAS 123R, included in cost of goods sold was $0.2 million and $0.1 million of non-cash, stock option compensation expense related to our manufacturing facilities for the nine months ended September 30, 2007 and 2008, respectively.
     For the nine months ended September 30, 2008, gross profit increased by approximately $15.3 million, or 16.2%, compared to the same period last year. Gross margin decreased to 31.7% for the nine months ended September 30, 2008, compared to 32.1% for the same period last year, due primarily to the step-up (increase) of inventory for reasonable profit allowance and depreciation expense of fixed assets in connection with the Zetex acquisition and lower capacity utilization in our manufacturing operations.

	2007	2008
Selling, general and administrative expenses (“SG&A”)	$40,682	$52,655
     SG&A for the nine months ended September 30, 2008 increased approximately $12.0 million, or 29.4%, compared to the same period last year, due primarily to (i) $6.0 million increase in wages and related benefits, including share-based compensation, associated with increased sales, (ii) $2.6 million increase in facility expense, depreciation, supplies and other operating expenses, (iii) $1.4 million increase in marketing and selling expense, and (iv) $2.0 million increase in communication, professional expense and travel expense, all of which were increased in part by additional expenses in connection with the Zetex operations. SG&A, as a percentage of sales, increased to 15.3% for the nine months ended September 30, 2008 compared to 13.9% in the same period last year. As per SFAS 123R, included in SG&A expenses was $3.7 million and $2.9 million of non-cash, stock option compensation expense for the nine months ended September 30, 2007 and 2008, respectively.

	2007	2008
Research and development expenses (“R&D”)	$9,654	$16,090
     Investment in R&D in the nine months ended September 30, 2008 was $16.1 million, an increase of approximately $6.4 million from the same period last year due primarily to (i) $4.2 million increase in wages and related benefits as a result of hiring additional engineers, (ii) $2.2 million increase in building maintenance and utilities expense, all of which were increased in part by additional expenses in connection with the Zetex operations. R&D, as a percentage of sales, increased 4.7% for the nine months ended September 30, 2008, compared 3.3% in the same period last year. Included in R&D expenses was $0.4 million and $0.3 million of non-cash, SFAS 123R stock option compensation expense for the nine months ended September 30, 2007 and 2008, respectively.

	2007	2008
Amortization of acquisition-related intangible assets	$—	$1,583
     During the third quarter of fiscal 2008, per SFAS 141, we recorded approximately $1.6 million of non-cash amortization expense associated with the preliminary identification of intangible assets in connection with the acquisition of Zetex. The third quarter charge related to four months of amortization expense, and therefore, we estimate this charge to be approximately $1.2 million a quarter for fiscal year 2009 based on preliminary projections.

	2007	2008
Purchased in-process research and development (“IPR&D”)	$—	$7,865

     During the third quarter of fiscal 2008, per SFAS 141, we recorded an approximately $7.9 million one-time non-cash expense associated with the preliminary identification of acquired intangible IPR&D, which had not yet reached technological feasibility and had no alternative future use as of the Zetex acquisition date.

	2007	2008
Interest income	$13,032	$9,826
     Interest income for the nine months ended September 30, 2008 was $9.8 million, compared to $13.0 million in the same period in 2007, due primarily to a decrease in interest income earned on our available-for-sale securities purchased. Interest income for the first nine months of 2008 has been impacted by the continued turmoil in the credit markets, and in particular with the continued interruption in the ARS auction markets. Since mid-February, all of our ARS portfolio auctions have failed and may continue to fail in the future.

	2007	2008
Interest expense	$5,127	$7,274
     Interest expense for the nine months ended September 30, 2008 was $7.3 million, compared to $5.1 million in the same period last year. The $2.2 million increase in interest expense is due primarily to the $165 million loan used to finance the Zetex acquisition in June, 2008. Interest expense of $1.3 million per quarter is attributable to the $230 million-2.25% convertible bonds, which we expect to increase starting in fiscal year 2009 upon the adoption of FSP APB 14-1.

	2007	2008
Other income (expense)	$(70)	$(2,394)
     Other expense for the nine months ended September 30, 2008 was $2.4 million, compared to $0.1 million for the same period last year. Included in other expense for the nine months ended September 30, 2008 was approximately $1.5 million of loss from forward contract hedging related to hedging the Zetex acquisition purchase price, and $1.4 million foreign currency transaction losses due primarily to strengthening of the U.S. dollar versus the British Pound negatively effecting foreign currency hedges entered into by Zetex prior to our acquisition, partially offset by $0.3 million foreign currency transaction gains due primarily to favorable Taiwan currency and China currency exchange rate changes during the period.

	2007	2008
Income tax provision	$7,122	$5,315
     We recognized income tax expense of $5.3 million for the nine months ended September 30, 2008. Income taxes for interim periods ended September 30, 2008 and 2007 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. The estimated annual effective tax rate (excluding discrete items) is 14.9% for fiscal year 2008, as compared to the annual effective tax rate for fiscal year 2007 of 13.2%. The increase in the effective tax rate was the result of the higher income tax rate on Diodes Zetex Limited’s earnings and an increased income tax rate on our China subsidiaries, partially offset by lower quarterly income in the U.S. and higher income in lower-taxed jurisdictions. In the third quarter of 2008, we received a $1.0 million tax refund from one of our China subsidiaries. We continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

	2007	2008
Minority interest	$1,601	$1,938
     Minority interest represented the minority investors’ share of the earnings of Shanghai Kai Hong Electronic Co., Ltd., Shanghai Kai Hong Technology Co., Ltd. and Anachip Corp. for the three months ended September 30, 2008 and 2007. The investment in the subsidiaries and their equity balances are eliminated in the consolidation of our financial statements, and the activities of these subsidiaries are included therein. As of September 30, 2008, we had 95% controlling interests in Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd., and a 99.81% controlling interest in Anachip Corp.

Financial Condition
Liquidity and Capital Resources
     Our primary sources of liquidity are cash, funds from operations and borrowings under our credit facilities. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2007 and September 30, 2008, our working capital was $451.8 million and $201.2 million, respectively. Our working capital decreased in the first nine months of 2008 due to the re-classification of our available-for-sale securities from current assets to long-term assets as a result of the current lack of liquidity for the ARS. We expect cash generated by our U.S. and international operations, together with existing cash, cash equivalents, and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months. Cash and cash equivalents, the conversion of other working-capital items and borrowings are expected to be sufficient to fund on-going operations.
     At September 30, 2008, we had $320.6 million of ARS. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair values of these ARS no longer approximates par value. As of September 30, 2008, we recorded unrealized losses of $22.7 million (net of $13.2 million tax effect) in other comprehensive loss for ARS with declines in value from December 31, 2007 deemed to be temporary.
     On October 29, 2008, the Company entered into a settlement with UBS AG and its affiliates (“UBS AG”) that will provide the Company the following:
•	Replacement of the current margin loan with a no net cost credit line (“No Net Cost Loan”), which the interest expense charged will be equal the interest income earned on the collateralized ARS;

•	Allow the Company to borrow up to 75% of the market value, as determined by UBS AG, of the Company’s ARS portfolio under the “no net cost” loan;

•	The Company will be reimbursed for all interest paid in excess of interest earned on its collateralized ARS under the current margin loan;

•	The Company will be eligible to transfer its ARS portfolio to UBS AG at par value at any time during the period of June 30, 2010, through July 2, 2012;

•	The Company will release UBS AG and it employees/agents from all claims except for consequential damages directly or indirectly relating to its marketing and sale of ARS; and

•	UBS AG will have the right to sell the Company’s ARS at par without notice, provided UBS AG pays the proceeds of the sales to the Company within one day of the settlement of transaction.
     On November 4, 2008, the Company accepted an offer of No Net Cost Loan from UBS BANK USA (“UBS Bank”), an affiliate of UBS AG, with a credit line up to 75% of the market value, as determined by the UBS Bank, of the Company’s ARS that the Company pledged as collateral. UBS Bank may, upon the request of the Company, make one or more advances to the Company. The following are in connection with the No Net Cost Loan:
•	The interest that the Company pays on the No Net Cost Loan will not exceed the interest that the Company receives on the ARS that the Company have pledged to the UBS Bank as security for the No Net Cost Loan and which are held in the collateral account;

•	UBS Bank will not make an advance against the ARS collateral in amounts equal to the fair market or par value of the ARS collateral unless the Company arranges for another person or entity to provide additional collateral or assurances on terms and conditions satisfactory to the UBS Bank;

•	UBS Bank may demand full or partial payment of the No Net Cost Loan, at its sole option and without cause, at any time. All No Net Cost Loan advances are subject to collateral maintenance requirements. UBS Bank may, at any time, in its discretion, terminate and cancel the No Net Cost Loan. If at any time UBS Bank exercises its right of demand under certain sections of the Credit Line Agreement, UBS Financial Services, Inc. shall provide as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the Credit Line Agreement and UBS Bank agrees that the Credit Line Agreement shall remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then one of the UBS Entities will purchase the pledged ARS at par; and

•	If the Company elects to sell any ARS that are pledged as collateral under the Credit Line Agreement with UBS Bank to a purchaser other than UBS Bank, UBS Bank intends to exercise its right to demand repayment of the No Net Cost Loan relating to the ARS sold by the Company.
     If uncertainties in the credit and capital markets continue or these markets deteriorate further we may incur additional value decreases (realized or unrealized) to our ARS investment portfolio, which could negatively affect our financial condition, financial flexibility, cash flow and reported earnings.
     On October 5, 2006, we issued $230 million in aggregate principal amount of convertible senior notes due on October 1, 2026. We received approximately $224.0 million in net proceeds from this debt offering and our intent was to use the net proceeds from this offering for working capital and other general corporate purposes, including acquisitions.  We have subsequently invested the proceeds primarily in ARS, which is discussed above.

     Capital expenditures for the nine months ended September 30, 2007 and 2008 were $42.9 million and $38.7 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China. Capital expenditures in the first nine months of 2008 were 11.9% of revenue, which is in line with our 10-12% full-year estimate.
Discussion of Cash Flow
     Cash and cash equivalents increased from $56.2 million at December 31, 2007, to $82.7 million at September 30, 2008 primarily from cash generated by operating activities.
Operating Activities
     Net cash provided by operating activities for the nine months ended September 30, 2008 was $36.6 million, resulting primarily from $24.4 million of net income in the period, as well as $38.5 million in depreciation and amortization. Net cash provided by operating activities was $59.2 million for the same period last year. Net cash provided by operating activities decreased $22.5 million for the nine months ended September 30, 2008 compared to the same period last year. This decrease resulted primarily from an approximately $9.9 million decrease in assets, $14.1 million increase in liabilities and $17.0 million decrease in net income, partially offset by a $18.0 million increase in depreciation and amortization expense. We continue to closely monitor our credit terms with our customers, while at times providing extended terms, primarily required by our customers in Asia and Europe.
Investing Activities
     Net cash used by investing activities was $191.5 million for the nine months ended September 30, 2008 compared to $68.3 million for the same period last year. The $123.2 million increase in net cash used by investing activities resulted primarily from an approximately $153.0 million increase in acquisitions, net of cash acquired, partially offset by a decrease of $23.9 million in investment in available-for-sale securities.
Financing Activities
     Our financing activities include net borrowings, share issuances and excess tax benefits associated with stock option exercises. Net cash provided by financing activities totaled $184.7 million for the nine months ended September 30, 2008 compared to $5.3 million in the same period last year. This increase is primarily the result of $165.0 million draw on the margin loan in connection with the acquisition of Zetex and a $17.4 million increase in advances on line of credit.

Debt Instruments
     On March 28, 2008, the Company entered into a fourth amendment to its U.S. credit agreement with Union Bank (“Fourth Amended Credit Agreement” or “Revolving Credit Agreement”). Under the Fourth Amended Credit Agreement, the Company now has available a revolving credit commitment of up to $22.5 million (increased from $20.0 million), including a $5.0 million letter of credit sub-facility and a term loan facility of $5.0 million. As of September 30, 2008, the Company had $13.5 million outstanding under the revolving credit commitment, and there was $1.9 million outstanding under the term loan. The purpose of the revolving credit facility is to provide cash for domestic working capital purposes, and to fund permitted acquisitions. On August 8, 2008, the maturity date of the revolving credit facility was extended from August 29, 2008 till December 1, 2008. See Exhibit 10.1 for further details.
     Any amounts borrowed under the Union Bank credit facility are collateralized by all of our U.S. accounts, instruments, chattel paper, documents, general intangibles, inventory, equipment, furniture and fixtures, pursuant to security agreements in connection with these credit arrangements. Any amounts borrowed under the Union Bank credit facility bear interest at LIBOR plus 1.15%. At September 30, 2008, the effective rate under both agreements was 4.23%.
     The Revolving Credit Agreement contains covenants that require us to maintain a leverage ratio not greater than 3.25 to 1.0, an interest expense coverage ratio of not less than 2.0 to 1 and a current ratio of not less than 1.0 to 1. The agreement also requires us to achieve a net profit before taxes, as of the last day of each fiscal quarter, for the two consecutive fiscal quarters ending on that date of not less than $1. The Revolving Credit Agreement permits us to pay dividends to our stockholders to the extent that any such dividends declared or paid in any fiscal year do not exceed an amount equal to 50% of our net profit after taxes for such fiscal year. However, this agreement limits our ability to dispose of some assets, incur additional indebtedness, engage in liquidation or merger, acquisition, partnership or other combination (except permitted acquisitions). The Revolving Credit Agreement also contains customary representations, warranties, affirmative and negative covenants and events of default. The term loan does not contain any financial or negative covenants; however, a default under our Revolving Credit Agreement will cause a cross-default under the term loan. Due to the margin loan used to finance the Zetex acquisition, we received a covenant waiver from Union Bank for the leverage ratio covenant; therefore, as of September 30, 2008, we were in compliance with the bank covenants.
     On March 31, 2008, the Company obtained from UBS Financial Services Inc. an Irrevocable Standby Letter of Credit (“Letter of Credit”) in favor of Diodes FabTech Inc., in an aggregate amount of $165 million, available for payment to the order of the beneficiary on demand. Draws under the Letter of Credit will be deemed to be a margin loan against our approximately $320.6 million of ARS.
     On June 9, 2008, in connection with the acquisition of Zetex, the Company drew $165 million under the Letter of Credit, which accrues interest at a floating rate of interest per annum equal to the sum of the prevailing daily 30-day LIBOR plus 1.25%, as of September 30, 2008 and is payable monthly. Beginning October 9, 2008, the interest rate will be reduced from LIBOR plus 1.25% to LIBOR plus 0.00%. See Note N to Notes to Consolidated Financial Statements for further information.
     On October 29, 2008, the Company entered into a settlement with UBS AG. In addition, on November 4, 2008, the Company accepted an offer of No Net Cost Loan from UBS BANK USA with a credit line up to 75% of the market value, as determined by the UBS Bank, of the Company’s ARS that the Company pledged as collateral. UBS Bank may, upon the request of the Company, make one or more advances to the Company. See “Liquidity and Capital Resources” section above for further information.
     As of September 30, 2008, our Asia and Europe subsidiaries have available lines of credit of up to an aggregate of $47.2 million, with several local financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by each subsidiary’s premises, are unsecured, uncommitted and, in some instances, may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin. At September 30, 2008, $4.7 million was outstanding on these lines of credit.
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
     Note holders may require us to repurchase all or a portion of their Notes upon a fundamental change (as defined) at a repurchase price in cash equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Future minimum interest payments related to the Notes as of December 31, 2007 are $5.2 million for each year from 2008 through 2011. Future minimum payments related to the Notes as of September 30, 2008 through 2011 and thereafter include $75.0 million in interest and $230 million in principal for a total of $305.0 million.

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
Contractual Obligations
     There have been no material changes in any of our contractual obligations since December 31, 2007, other than the following additions due to the acquisition of Zetex:

	Payments due by period (in thousands)
		Less			More
		than	1-3	3-5	than
	Total	1 year	years	years	5 years

Long-term debt	$164,880	$—	$—	$—	$164,880
Capital leases	1,285	147	435	307	396
Operating leases	1,827	180	993	334	320
Defined benefit obligation	6,748	—	—	—	6748
Purchase obligations	2,266	2266	—	—	—

Total obligations	$177,006	$2,593	$1,428	$641	$172,344

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
     In evaluating the fair value of the individual ARS, we classified such decline in fair value as temporary, and thus recorded the $22.7 million unrealized loss (net of $13.1 million tax effect) in other comprehensive loss as of September 30, 2008. The differentiating factors between temporary and other-than-temporary are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. See Note F to Notes to Consolidated Financial Statements for further information regarding our ARS.
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
Fair Value Measurements
     As stated in Note A to Notes to Consolidated Condensed Financial Statements, on January 1, 2008, we adopted the methods of fair value as described in SFAS 157 to value ARS portfolio investments. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is market-based measurement that should be determined based on the assumptions that market participants would use in pricing an assets or liability. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as following:
     Level 1 — Observable inputs such as quoted prices inactive market.
     Level 2 — Inputs other than the quoted prices in active markets that are observable either directly or indirectly.
     Level 3 — Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.
     Due to lack of observable market quotes on our ARS portfolio, we utilized a valuation model that relies exclusively on Level 3 inputs including those that are based on factors that reflect assumptions market participants would use in pricing, including, among others: relevant future market conditions including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer and bond insurer, the percent of the Federal Family Education Loan Program (“FFELP”) guaranty, and the maturity of the securities, as well as the market activity of similar securities. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit rating of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterpart risk and ongoing strength and quality of market credit and liquidity.

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
Risk Factors
Risks Related To Our Business
➢	Global economic weakness and the current financial market uncertainty affect on our business.

➢	Downturns in the highly cyclical semiconductor industry or changes in end-market demand could affect our operating results and financial condition.

➢	The semiconductor business is highly competitive, and increased competition may harm our business and our operating results.

➢	We receive a significant portion of our net sales from a single customer. In addition, this customer is also our largest external supplier and is a related party. The loss of this customer or supplier could harm our business and results of operations.

➢	Delays in initiation of production at new facilities, implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies.

➢	We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

➢	Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reductions in quantities ordered could adversely affect our results of operations and financial condition.

➢	New technologies could result in the development of new products by our competitors and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand, which could result in a decrease in net sales and loss of market share.

➢	We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and reduction in our intellectual property rights.

➢	We depend on third-party suppliers for timely deliveries of raw materials, parts and equipment, as well as finished products from other manufacturers, and our results of operations could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

➢	If we do not succeed in continuing to vertically integrate our business, we will not realize the cost and other efficiencies we anticipate and our ability to compete, profit margins and results of operations may suffer.

➢	Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations.

➢	We are subject to many environmental laws and regulations that could affect our operations or result in significant expenses.

➢	Our products may be found to be defective and, as a result, product liability claims may be asserted against us, which may harm our business and our reputation with our customers.

➢	We may fail to attract or retain the qualified technical, sales, marketing and management personnel required to operate our business successfully.

➢	We may not be able to maintain our growth or achieve future growth and such growth may place a strain on our management and on our systems and resources.

➢	Our business may be adversely affected by obsolete inventories as a result of changes in demand for our products and change in life cycles of our products.

➢	If OEMs do not design our products into their applications, a portion of our net sales may be adversely affected.

➢	We rely heavily on our internal electronic information and communications systems, and any system outage could adversely affect our business and results of operations.

➢	We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses.

➢	We have a significant amount of debt following the offering of our convertible senior notes. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our other debt.

➢	It is likely that the liquidity of our ARS will continue to be limited, which could adversely affect our ability to fund our operations and acquisitions, and may require us to record losses on these securities.

➢	UBS BANK USA (“UBS Bank”) may demand full or partial repayment of our no net cost loan with the UBS Bank at any time at UBS Bank’s sole option and without cause, and UBS Financial Services Inc. may be unable to provide us any alternative financing on substantially same terms and conditions as those of the no net cost loan.

➢	The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.

➢	Due to the recent and ongoing fluctuations in the United Kingdom’s equity markets and bond markets, changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and profitability.

➢	Our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of September 30, 2008 and until the year ended December 31, 2008 excluded the operations of Diodes Zetex Limited (“Zetex”). If we are not able to integrate Zetex operations into our internal control over financial reporting, our internal control over financial reporting will not be effective.

➢	Foreign currency fluctuations could adversely affect our overall sales, profits and results of operations.

➢	There are risks associated with our acquisition of Zetex plc.

➢	If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our Common Stock.

➢	Terrorist attacks, or threats or occurrences of other terrorist activities whether in the United States or internationally may affect the markets in which our Common Stock trades, the markets in which we operate and our profitability.
Risks Related To Our International Operations
➢	Our international operations subject us to risks that could adversely affect our operations.

➢	We have significant operations and assets in China, Taiwan and Hong Kong and, as a result, will be subject to risks inherent in doing business in those jurisdictions, which may adversely affect our financial performance.

➢	We are subject to foreign currency risk as a result of our international operations.

➢	We may not continue to receive preferential tax treatment in Asia, thereby increasing our income tax expense and reducing our net income.

➢	The distribution of any earnings of our foreign subsidiaries to the U.S. may be subject to U.S. income taxes, thus reducing our net income.
Risks Related To Our Common Stock
➢	Variations in our quarterly operating results may cause our stock price to be volatile.

➢	We may enter into future acquisitions and take certain actions in connection with such acquisitions that could affect the price of our Common Stock.

➢	Our directors, executive officers and significant stockholders hold a substantial portion of our Common Stock, which may lead to conflicts with other stockholders over corporate transactions and other corporate matters.

➢	We were formed in 1959, and our early corporate records are incomplete. As a result, we may have difficulty in assessing and defending against claims relating to rights to our Common Stock purporting to arise during periods for which our records are incomplete.

➢	Conversion of our convertible senior notes will dilute the ownership interest of existing shareholders, including holders who had previously converted their notes.

➢	The repurchase rights and the increased conversion rate triggered by a make-whole fundamental change could discourage a potential acquirer.

➢	Certain provisions of Delaware law and our Certificate of Incorporation and Bylaws may delay or prevent a takeover attempt that may have resulted in a premium over the market price for our shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to financial market risk results primarily from fluctuations in interest and currency rates. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 except as updated below.
     At September 30, 2008, our $320.6 million of ARS have experienced multiple failed auctions due to the liquidity issues experienced in the global credit and capital markets. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair values of these auction rate securities no longer approximates par value. As of September 30, 2008, we recorded an unrealized loss of $22.7 million (net of $13.1 million tax effect) in other comprehensive loss for ARS with declines in value from December 31, 2007 deemed to be temporary.
     We continue to monitor the market for ARS and consider its impact (if any) on the fair value of our investments. If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses or impairment charges in future periods.
     On October 29, 2008, the Company accepted an offer from UBS that will provide the Company the ability to transfer its ARS portfolio to UBS at par value at any time during the period of June 30, 2010, through July 2, 2012. See Note R to Notes to Consolidated Financial Statements for further information.
     We do not anticipate having to sell these securities in order to operate our business. We believe that, based on our current unrestricted cash and cash equivalents of $82.7 million at September 30, 2008, as well as our available credit facilities, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, our cash flow, or our ability to fund our existing operations. We may be required to hold our ARS until maturity, please see “Risk Factor — “It is likely that the liquidity of our ARS will continue to be limited, which could adversely affect our ability to fund our operations and acquisitions, and may require us to record losses on these securities.” in Part II, Item 1A of this Report.
     During the second quarter of 2008, with the acquisition of Zetex, we adopted forward exchange contracts, designated as foreign-currency cash flow hedges, to reduce the potentially adverse effects of foreign-currency exchange rate fluctuations that occur in the normal course of business. We use forward exchange contracts to hedge, thereby attempting to reduce our overall exposure to the effects of currency fluctuations on cash flows. We do not permit speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro and the British Pound Sterling, we hedge a portion of our foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, we use foreign currency exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.
     During the second quarter of 2008, with the acquisition of Zetex, we adopted a contributory defined benefit plan that covers certain employees in the United Kingdom and Germany. The defined benefit plan is closed to new entrants and frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. On the acquisition date, we determined the fair value of the defined benefit plan assets and plan to utilize an annual measurement date of December 31. At subsequent measurement dates, defined benefit plan assets will be determined based on fair value. Defined benefit plan assets consist primarily of high quality corporate bonds that are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating to the terms of the related pension liability. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses. As of September 30, 2008, the plan is underfunded and a liability of $6.7 million is reflected in our consolidated financial statements as noncurrent liabilities. The amount recognized in accumulated other comprehensive income was a net gain of $2.4 million and the weighted-average discount rate assumption used to determine benefit obligations as of September 30, 2008 was 7.3%. The asset value of the defined benefit plan has been volatile in recent months due primarily to wide fluctuations in the United Kingdom’s equity markets and bond markets. Please see “Risk Factor — Due to the recent and ongoing fluctuations in the United Kingdom’s equity markets and bond markets, changes in actuarial assumptions for our Company’s defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and could have a negative impact on our results of operations and profitability.” in Part II, Item 1A of this Report.

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
Changes in Controls over Financial Reporting
     There was no change in our internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not party to any material pending legal proceedings. However, we are party from time to time to certain claims, litigation, audits and investigations incidental to the conduct of our business. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter will not have a material adverse impact on our financial position, results of operations or cash flows.
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
     It is likely that the liquidity of our Auction Rate Securities (“ARS”) will continue to be limited, which could adversely affect our ability to fund our operations and acquisitions, and may require us to record losses on these securities.
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
     UBS BANK USA (“UBS Bank”) may demand full or partial repayment of our no net cost loan with the UBS Bank at any time at UBS Bank’s sole option and without cause, and UBS Financial Services Inc. may be unable to provide us any alternative financing on substantially same terms and conditions as those of the no net cost loan.
     On October 29, 2008, the Company entered into an ARS settlement with UBS AG to provide liquidity for the Company’s $320.7 million ARS portfolio. One of the terms of the ARS settlement is that the Company would accept an offer of a so-called “no net cost” loan from UBS Bank for up to 75% of the market value, as determined by UBS Bank, of the Company’s ARS that the Company pledged as collateral to UBS Bank. The Company intends to replace its $165 million margin loan from UBS Financial Services Inc. with the no net cost loan from UBS Bank due to the “no net cost” feature of the loan and the benefit of extending our overall liquidity by approximately $50 million. However, the no net cost loan is a demand loan that UBS Bank may demand full or partial repayment of the loan at any time at UBS Bank’s sole option and without cause. Although the ARS settlement arrangement provided that UBS Financial Services Inc. would support the Company with alternative financing on substantially same terms and conditions as those of the no net cost loan, it is possible that UBS Financial Services Inc. would be unable to provide the Company such alternative financing, particularly under the present and potentially prolonging condition of Global economic recession and financial market turmoil. Currently, we do not expect any time soon that UBS Bank would demand full or partial repayment of our outstanding no net cost loan, we are unable to determine or guarantee that UBS Bank would not demand full or partial repayment of the loan, and, in case such event of demand of repayment happens, we are also unable to determine whether UBS Financial Services Inc. would be able to fully satisfy its obligation to provide the Company with alternative financing on substantially same terms and conditions as those of the no net cost loan. See Note R to Notes to Consolidated Financial Statements for more information.
     The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.

     Certain of the Company’s employees in the United Kingdom and Germany participate in Company sponsored defined benefit plans. The defined benefit plan is closed to new entrants and is frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. The Company accounts for these benefit plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R), which requires the Company to make actuarial assumptions that are used to calculate the earning value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, and mortality rates. While we believe the underlying assumptions, under the projected unit credit method are appropriate, the carrying value of the related assets and liabilities and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used. See Note P to Notes to Consolidated Financial Statements for more information.
     The Current Global economic weakness and financial market uncertainty affect on our business.
     The current global economic weakness and financial market uncertainty, including the potential for a significant and prolonged global economic recession, may materially and adversely affect our business. The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, which in term affect our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and end-user consumers’ demand for items containing our products in the consumer electronics, computing, industrial, communications and the automotive sectors. The recent global economic slowdown and turmoil in the financial markets have caused a decline in consumer confidence, restriction of available credits, declines in housing values and the stock markets, and other factors, which in term have led to lower consumer discretionary spending and demand for items that incorporate our products. Once end-user consumers are affected by the economic weakness and the turmoil of the financial markets, our customers can also be expected to lower their demand for our products, their ability to meet their payment obligations may decrease and the likelihood of canceling or deferring their existing orders with us may increase. Our business, including revenues and operating results, would be negatively affected by such actions. The current global economic weakness and financial market uncertainty may last longer than we anticipated or have a greater adverse effect on our business, including our revenues and operating results, than we anticipated.
     Due to the recent and ongoing fluctuations in the United Kingdom’s equity markets and bond markets, changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and profitability.
     The asset value of the Company’s defined benefit plan (the “plan”) has been volatile in recent months due primarily to wide fluctuations in the United Kingdom’s equity markets and bond markets. The plan assets consist primarily of high quality corporate bonds and stocks traded on the London Stock Exchange and are determined from time to time based on their fair value, requiring the Company to utilize certain actuarial assumptions for the plan’s fair value determination.
     As of September 30, 2008, the benefit obligation of the plan was approximately U.S. $97.46 million and total assets in such plan were approximately U.S. $90.71 million. This means the plan was underfunded by approximately U.S. $6.75 million. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining the net periodic benefit costs of the Company’s plan and the ongoing funding requirements of the plan.
     Particularly due to the ongoing fluctuations in the United Kingdom’s equity markets and bond markets, changes in several key actuarial assumptions, including, but not limited to, changes in discount rate, estimated return on the plan and mortality rates, can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future funding requirements. In the event that actual results differ from the actuarial assumptions or actuarial assumptions are changed, the funding status of the plan may change. Any deficiency in the funding of the plan could result in additional charges to equity and an increase in future plan expense and cash contribution. A significant increase in our funding requirements could have a negative impact on our results of operations and profitability.
     Our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of September 30, 2008 and until the year ended December 31, 2008 excluded the operations of Zetex. If we are not able to integrate Zetex operations into our internal control over financial reporting, our internal control over financial reporting will not be effective.
     Section 404 of the Sarbanes-Oxley Act (“SOX 404”) requires us to furnish a management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal control that materially affect, or are reasonably likely to materially affect, internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

     Complying with SOX 404 is time consuming and costly. Prior to the acquisition of Zetex, it was a United Kingdom based publicly traded company, listed on the London Stock Exchange and not required to comply with SOX 404. The integration of Zetex operations into our internal control over financial reporting will require additional time and resources from our management and other personnel and may increase our compliance costs. The majority of Zetex operations are in the United Kingdom and in Germany. Such geographic distance between Zetex bases and our United States’ headquarters may make the integration process of Zetex slower and more difficult. Therefore, our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of September 30, 2008 and until the year ended December 31, 2008 excluded the operations of Zetex.
     Failure to comply with SOX 404, including a delay in or failure to successfully integrate Zetex operations into our internal control over financial reporting, or the report by us of a material weakness may cause investors to lose confidence in our consolidated financial statements, and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.
     Foreign currency fluctuations could adversely affect our overall sales, profits and results of operations.
     Our financial statements are prepared in accordance with U.S. GAAP and are reported in United States dollars. After our recent acquisition of Zetex in the second quarter 2008, our overall sales, profits and results of operations have becoming increasingly sensitive to foreign currency exchange rate fluctuations, particularly the currency exchange rate with Euro and British Pound, due to an increase in the percentage of our total revenue and total costs and operation expenses reported in these foreign currency. As our Company expands its business operations in the future outside of the United States, fluctuations in foreign currency exchange rates may continue to have an adverse impact and be increasingly influential to our overall sales, profits and results of operations as amounts that are measured in foreign currency are translated back to United States dollars. See Note B to Notes to Consolidated Financial Statements for more information
     There are risks associated with our acquisition of Zetex.
     The acquisition of Zetex will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things, higher than anticipated acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the companies, the difficulty of bringing Zetex’s standards, procedures and controls into conformance with our operations, the ability to coordinate our new products and process development with Zetex, the ability to hire additional management and other critical personnel to better manage Zetex, the ability to increase the scope, geographic diversity and complexity of our operations with the addition of Zetex, difficulties in consolidating facilities and transferring processes and know-how with Zetex, difficulties in reducing costs of Zetex business, prolonged diversion of our management’s attention from the management of our business to matters related to Zetex, the ability to clearly define our present and future strategies with the addition of Zetex and the loss of key employees and customers as a result of changes in management.
     In addition, geographic distances may make the integration of Zetex slower and more difficult. We may ultimately not be successful in overcoming these risks or any other problems encountered in connection with the acquisition of Zetex.
     Our acquisition will cause a large one-time expense as well as create goodwill and other intangible assets that may result in significant asset impairment charges in the future. We have made preliminary estimates and assumptions in order to determine purchase price allocation and estimate the fair value of acquired assets and liabilities of Zetex. If our estimates or assumptions used to value acquired assets and liabilities of Zetex are not accurate, we may be exposed to gains or losses that may be material to our results of operations and profitability.
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
Item 5. Other Information
     There are no matters to be reported under this heading.

Item 6. Exhibits

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith

10.1	Union Bank Credit Line Maturity Date Extension				X

10.2	Supplemental Agreement to the Factory Building Lease Agreement dated as of August 11, 2008 between Shanghai Kai Hong Technology Electronic Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.				X

10.3	DSH #2 Building Lease Agreement dated as of August 11, 2008 between Shanghai Kai Hong Technology Electronic Co., Ltd. and Shanghai Yuan Howe Electronics Co., Ltd.				X

18.1	Preferability letter from independent accountants regarding change in accounting principle				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
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
DIODES INCORPORATED (Registrant)

By:	/s/ Carl C. Wertz	November 7, 2008

CARL C. WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)