Form 10-K
period 2008-12-31
DIODES INC /DEL/
filed 2009-02-26
CIK 29002

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission file number: 002-25577
DIODES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2039518 (I.R.S. Employer Identification Number)

15660 North Dallas Parkway, Suite 850 Dallas, Texas (Address of principal executive offices)	75248 (Zip Code)
Registrant’s telephone number, including area code: (972) 385-2810
Securities registered pursuant to Section 12(b) of the Act:

Title of Eachve Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.66 2/3	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the 32,014,962 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $27.64 per share of the Common Stock on the Nasdaq Global Select Market on June 30, 2008, the last business day of the registrant’s most recently completed second quarter, was approximately $884,893,536.
The number of shares of the registrant’s Common Stock outstanding as of February 23, 2009 was 41,394,965.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2009 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the United States Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2008.

PART I
Item 1. Business
GENERAL
          We are a leading global designer, manufacturer and supplier of high-quality, application specific standard products within the broad discrete and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets. These products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, amplifiers and comparators, Hall effect sensors and temperature sensors, power management devices (including LED drivers), DC-DC switching and linear voltage regulators, voltage references, special function devices (including USB power switch, load switch, voltage supervisor and motor controllers) and silicon wafers used to manufacture these products.
          We design, manufacture and market these semiconductors for diverse end-use applications. Semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device. We believe that our focus on standard semiconductor products provides us with a meaningful competitive advantage relative to other semiconductor companies that provide a wider range of semiconductor products.
          Our product portfolio addresses the design needs of many advanced electronic devices, including high-volume consumer devices such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We believe that we have particular strength in designing innovative surface-mount semiconductors for applications with a critical need to minimize product size while maximizing power efficiency and overall performance, and at a lower cost than alternative solutions. Our product line includes over 4,000 products, and we shipped approximately 14.5 billion units, 18.1 billion units, and 18.5 billion units in 2006, 2007 and 2008, respectively. From 2003 to 2008, our net sales grew from $136.9 million to $432.8 million, representing a compound annual growth rate of 25.9%. For 2009, we do not expect to sustain our historical growth rate due to current economic conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Outlook” in Part II, Item 7 and “Risk Factors — Global economic weakness and the current financial market uncertainty has had, and is expected to continue to have through at least 2009, a material adverse effect on our business” in Part I, Item 1A of this Annual Report for additional information.
          We serve over 230 direct customers worldwide, which consist of original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) providers. Additionally, we have approximately 70 distributor customers worldwide, through which we indirectly serve over 10,000 customers.
          We were incorporated in 1959 in California and reincorporated in Delaware in 1968. We are headquartered in Dallas, Texas. We have two manufacturing facilities located in Shanghai, China, one in Neuhaus, Germany and a joint venture facility in Chengdu, China, and our wafer fabrication facilities are in Kansas City, Missouri and Oldham, England. Our sales, marketing, engineering and logistical centers are located in Westlake Village, California; Taipei, Taiwan; Hong Kong, Shanghai and Shenzhen, China; and Oldham. We have strengthened our product design centers in the United States (“U.S.”), China, England, Germany and Taiwan to position our design engineers to work more closely with our customers and enable us to deliver a stream of innovative solutions in our targeted product categories. We also have regional sales offices and/or representatives in France, Germany, and in various cities in the U.S.
BUSINESS OUTLOOK
          For 2009 we expect to see a further slowdown in economic activity and a decrease in global demand for our products, particularly in the consumer, computer and automotive markets. The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, which in turn affect our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and end-user consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the recent volatility in the equity and credit markets as we continue to execute on the strategy that has proven successful for us over the years. Although the economy creates a more challenging environment for all businesses, we believe that over the long-term we are well positioned for future growth. We will carefully monitor the market conditions and take the appropriate steps necessary to have positive free cash flow. We also remain focused on new product development and design wins in order to create additional revenue sources and to position us for rapid growth when the economy improves. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Outlook and Cost Reduction Initiative” in Part II, Item 7 of this Annual Report for further information.

FINANCIAL INFORMATION, SEGMENT REPORTING AND GEOGRAPHIC AREAS
          For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various design, manufacturing and distribution facilities. We sell product primarily through our operations in North America, Asia and Europe. We aggregated our products because the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type. See Note 20 of “Notes to Consolidated Financial Statements” of this Annual Report for addition information about geographic areas and segment reporting including our net sales, net income and total assets.
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

OUR COMPETITIVE STRENGTHS
          We believe our competitive strengths include the following:
          Flexible, scalable and cost-effective manufacturing — Our manufacturing operations are a core element of our success, and we have designed our manufacturing base to allow us to respond quickly to changes in demand trends in the end-markets we serve. For example, we have structured our Shanghai assembly, test and packaging facilities to enable us to rapidly and efficiently add capacity and adjust product mix to meet shifts in customer demand and overall market trends. As a result, for the past several years we have operated our Shanghai facilities at near full capacity, while at the same time significantly expanding that capacity. Additionally, the Shanghai location of our manufacturing operations provides us with access to a highly-skilled workforce at a low overall cost base while enabling us to better serve our leading customers, many of which are located in Asia. Currently, due to the decrease in global demand for our products, our Shanghai facilities are under-loaded. For at least the beginning of 2009, we do not expect to operate our Shanghai facilities near full capacity. Therefore we are taking the opportunity to transfer the production of products acquired in our purchase of Zetex sooner than originally planned thereby reducing our dependence on subcontractor OEMs and maximizing the utilization of our internal capacity.
           Integrated packaging expertise — We believe that we have particular expertise in designing and manufacturing innovative and proprietary packaging solutions that integrate multiple separate discrete elements into a single semiconductor product called an array. Our ability to design and manufacture highly integrated semiconductor solutions provides our customers with products of equivalent functionality with fewer individual parts, and at lower overall cost, than alternative products. This combination of integration, functionality and miniaturization makes our products well suited for high-volume consumer devices such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes.
          Broad customer base and diverse end-markets — Our customers are comprised of leading OEMs as well as leading EMS providers. Overall, we serve over 230 direct customers worldwide and over 10,000 additional customers through our distributors. Our products are ultimately used in end-products in a number of markets served by our broad customer base, which we believe makes us less dependent on either specific customers or specific end-user applications.
          Customer focused product development — Effective collaboration with our customers and a high degree of customer service are essential elements of our business. We believe focusing on dependable delivery of semiconductor solutions tailored to specific end-user applications, has fostered deep customer relationships and created a key competitive advantage for us in the highly fragmented discrete and analog semiconductor marketplace. We believe our close relationships with our OEM and EMS customers have provided us with deeper insight into our customers’ product needs. This results in differentiation in our product designs and often provides us with insight into additional opportunities for new design wins in our customers’ products. See “Risk Factors — We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins” in Part I, Item 1A of this Annual Report for additional information.
          Management continuity and experience — We believe that the continuity of our management team is a critical competitive strength. Three members of our executive team average over 15 years of service at the Company and the length of their service with us has created significant institutional insight into our markets, our customers and our operations. Additionally, the other eight executive officers have an average of over 25 years experience in the semiconductor industry.
          In June 2005, we appointed Dr. Keh-Shew Lu as President and Chief Executive Officer. Dr. Lu has served as a director of Diodes since 2001 and has over 30 years of relevant industry experience. Dr. Lu began his career at Texas Instruments, Inc. (“TI”) in 1974 and retired in 2001 as Senior Vice President and General Manager of Worldwide Analog, Mixed-Signal and Logic Products. Our Chief Financial Officer, Secretary and Treasurer, Carl Wertz, has been employed by us since 1993 and has over 20 years of financial experience in manufacturing and distribution industries. Joseph Liu, Senior Vice President of Operations, joined us in 1990 and has over 30 years of relevant industry experience, having started his career in 1971 at TI. Similarly, Mark King, Senior Vice President of Sales and Marketing, has been employed by us since 1991.
          Management expansion — In 2006, we hired Richard White, Senior Vice President of Finance, who brought with him over 30 years of senior level finance experience, including 25 years at TI; and Edmund Tang, Vice President of Corporate Administration, with over 30 years of managerial and engineering experience. Also in 2006, Francis Tang, Vice President of Discrete Product Development, was promoted from Global Product Manager.
          In 2008, we strengthened our executive management team with the addition of the following management team members: Hans Rohrer, Senior Vice President of Business Development, who brought 30 years of relevant industry experience and joined us as a result of the acquisition of Zetex, at which he was CEO; Colin Greene, Europe President and Vice President of Europe Sales and Marketing, who brought with him over 20 years of relevant industry experience and joined us as a result of the acquisition of Zetex, at which he was COO; and Julie Holland, Vice President of Worldwide Analog Products, who came to us from TI and brought with her over 23 years of relevant industry experience. Also in 2008, we promoted Tung Cheo (“T.J.”) Lee to Vice President of Packaging Operations and General Manager of China Operations.
OUR STRATEGY
          As discussed in detail in Part II, Item 7 of this Annual Report, the global economic downturn has resulted in a decrease in demand for our products, and we expect the decrease in demand to continue until economic conditions improve. Even as we are experiencing a decrease in product demand, our strategy is to continue to enhance our position as a leading global manufacturer and supplier of high-quality semiconductor products by transferring the production of products acquired in our purchase of Zetex to maximize internal capacity, applying our packaging expertise to the Zetex products and adding other product lines, such as power management products.
          The principal elements of our strategy include the following:
          Continue to rapidly introduce innovative discrete and analog semiconductor products — We intend to maintain our rapid pace of new product introductions, especially for high-volume, growth applications with short design cycles, such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras, set-top boxes and other consumer electronics and computing devices. During 2008, we introduced approximately 230 new devices and achieved new design wins at over 100 OEMs. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and differentiated product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace.
          Sales of new products (products that have been sold for three years or less) for the years ended December 31, 2006, 2007 and 2008 amounted to 28.2%, 35.1% and 26.9% of total sales, respectively, including the contribution of recent acquisitions. New products generally have gross profit margins that are higher than the margins of our standard products, and we expect net sales derived from new products to increase in absolute terms. New product revenue in 2008 was driven by products in sub-miniature array, QFN, PowerDI®323, PowerDI®123, PowerDI®5, SBR® and Schottky platforms, in both the discrete and analog product lines. We feel the sales from new products is an important measure given the short life cycles of some of our products. See “Risk Factors — Our business may be adversely affected by obsolete inventories as a result of changes in demand for our products and change in life cycles of our products” in Part I, Item 1A of this Annual Report for additional information about product life cycles.
          Expand our available market opportunities — We intend to aggressively maximize our opportunities in the standard semiconductor market as well as in related markets where we can apply our semiconductor design and manufacturing expertise. A key element of this is leveraging our highly integrated packaging expertise through our Application Specific Multi-Chip Circuit (“ASMCC”) product platform, which consists of standard arrays, function specific arrays and end-equipment specific arrays. We intend to achieve this by:
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
          Maintain intense customer focus — We intend to strengthen and deepen our customer relationships. We believe that continued focus on customer service is important, especially in the current economic environment, and will help to increase our net sales, operating performance and overall market share once economic conditions improve. To accomplish this, we intend to continue to closely collaborate with our customers to design products that meet their specific needs. A critical element of this strategy is to continue to further reduce our design cycle time in order to quickly provide our customers with innovative products. During 2008, we expanded our quality systems team to ensure we deliver high quality products. Additionally, to support our customer-focused strategy, we historically expanded our sales force and field application engineers, particularly in Asia and Europe, during periods of growth. Given the current economic conditions, we have deferred hiring additional employees since the fourth quarter of 2008, when we implemented a hiring freeze. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost Reduction Initiative” section of Part II, Item 7 of this Annual Report for additional information about the hiring freeze and other cost reduction initiatives.
PowerDI and SBR are registered trademarks of Diodes Incorporated

          Enhance cost competitiveness — A key element of our success is our overall low-cost base. While we believe that our Shanghai manufacturing facilities are among the most efficient in the industry, we will continue to refine our proprietary manufacturing processes and technology to achieve additional cost efficiencies. Historically, we have operated our facilities at high utilization rates and increased product yields, in order to achieve meaningful economies of scale. Given the current economic conditions, our facilities are currently running at abnormally low levels and will remain at abnormally low levels until economic conditions improve.
          Pursue selective strategic acquisitions — As part of our strategy to expand our standard semiconductor product offerings and to maximize our market opportunities, we may acquire discrete, analog or mixed-signal technologies, product lines or companies in order to support our ASMCC product platform and enhance our standard and new product offerings.
          In November 2006, we purchased the net assets of APD Semiconductor, Inc., a privately held U.S.-based fabless semiconductor company, including its patented and trademarked SBR® (super barrier rectifier) technology. SBR® technology allows for increased power saving with better efficiency and reliability at higher operating temperatures. It will further strengthen our technology leadership in the discrete semiconductor market and expand our product capabilities across important segments of our end-markets.
          In June 2008, we completed the acquisition of Zetex, a publicly traded UK semiconductor company and a leading provider of discrete and high performance analog semiconductor products for signal processing and power management. Zetex designs and manufactures a broad range of standard and application focused linear integrated circuits and discrete semiconductor products using a wide variety of wafer processing technologies. Headquartered in Oldham England, Zetex has a wafer fabrication plant in the UK and carries out package development, assembly and test at its facilities in Germany and China and through subcontractors in Asia. Zetex operates sales offices in Munich, Hong Kong and New York and is supported by a global network of distributors and manufacturer’s representatives. See Note 2 of “Notes to Consolidated Financial Statements” and “Risk Factors — Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations” in Part I, Item 1A of this Annual Report for additional information about our recent acquisitions.
CONVERTIBLE SENIOR NOTES
          On October 12, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (the “Notes”), which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007.
          The Notes will be convertible into cash or, at our option, cash and shares of our Common Stock based on an initial conversion rate, subject to adjustment, of 25.6419 shares (split adjusted) per $1,000 principal amount of Notes (which represents an initial conversion price of $39.00 per share (split adjusted), in certain circumstances. In addition, following a “make-whole fundamental change” that occurs prior to October 1, 2011, we will, at our option, increase the conversion rate for a holder who elects to convert its Notes in connection with such “make-whole fundamental change,” in certain circumstances.
          During the fourth quarter of 2008 and the first quarter of 2009, we repurchased $46.5 million and $9.6 million principal amount of the Notes for approximately $23.2 million and $6.6 million in cash, respectively. Beginning January 1, 2009, we will adopt Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), that will change how we account for our Notes and significantly increase our non-cash interest expense. See Notes 1 and 10 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information about the Notes, the repurchase and FSP APB 14-1.

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
          Our broad product line includes:
•	Discrete semiconductor products, including performance Schottky rectifiers; performance Schottky diodes; Zener diodes and performance Zener diodes, including tight tolerance and low operating current types; standard, fast, super-fast and ultra-fast recovery rectifiers; bridge rectifiers; switching diodes; small signal bipolar transistors; prebiased transistors; MOSFETs; thyristor surge protection devices; and transient voltage suppressors;

•	Complex high-density diode, transistor and mixed technology arrays, in multi-pin ultra-miniature surface-mount packages, including customer specific and function specific arrays;

•	Silicon wafers used in manufacturing these products; and

•	Analog, including power management devices and Hall effect sensors.
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
          The following table lists the end-markets, some of the applications in which our products are used, and the percentage of net sales for each end-market for the last three years:

End Markets	2006	2007	2008	End product applications

Consumer Electronics	36%	36%	32%	Set-top boxes, game consoles, digital audio players, digital cameras, mobile handsets, flat-panel displays, personal medical devices
Computing	36%	37%	33%	Notebooks, flat-panel monitors, motherboards, PDAs, multi-function printers, servers, network interface cards, hard disk drives
Communications	14%	15%	16%	Gateways, routers, switches, hubs, fiber optics, DSL, cable and standard modems, networking (wireless, ethernet, power/phone line)
Industrial	12%	10%	16%	Ballast lighting, power supplies, DC-DC conversion, security/access systems, motor controls, HVAC
Automotive	2%	2%	3%	Comfort controls, audio/video players, GPS navigation, safety, security, satellite radios, engine controls, HID lighting
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

CUSTOMERS
          We serve over 230 direct customers worldwide, which consist of OEMs and EMS providers. Additionally, we have approximately 70 distributor customers worldwide, through which we indirectly serve over 10,000 customers. Our customers include: (i) industry leading OEMs in a broad range of industries, such as Bose Corporation, Honeywell International, Inc., Cisco Systems, Inc., LG Electronics, Inc., Motorola, Inc., Quanta Computer, Inc., Sagem Communication, Delta Electronics, Hella, Ltd., and Samsung Electronics Co., Ltd.; (ii) leading EMS providers, such as Celestica, Inc., Flextronics International, Ltd., Hon Hai Precision Industry Co., Ltd., Inventec Corporation, Jabil Circuit, Inc., and Sanmina-SCI Corporation, who build end-market products incorporating our semiconductors for companies such as Apple Computer, Inc., Dell, Inc., EMC Corporation, Intel Corporation, Microsoft Corporation, Thompson, Inc. and Roche Diagnostics; and (iii) leading distributors such as Arrow Electronics, Inc., Avnet, Inc., Future Electronics, Yosun Industrial Corporation, Zenitron Corporation and Rutronic. For the years of 2006, 2007 and 2008, our OEM and EMS customers together accounted for 54.2%, 61.1% and 56.6%, respectively, of our net sales.
          For the years ended December 31, 2006, 2007 and 2008, Lite-On Semiconductor Corporation (LSC), which is also our largest stockholder, (owning approximately 20.2% of our Common Stock as of December 31, 2008), and a member of the Lite-On Group of companies, accounted for approximately 6.5%, 6.2% and 3.5%, respectively, of our net sales. No customer accounted for 10% or more of our net sales in 2006, 2007 and 2008. Also, 13.0%, 11.3% and 9.6% of our net sales were from the subsequent sale of products we purchased from LSC in 2006, 2007 and 2008, respectively. See “Business — Certain relationships and related party transactions” for additional information.
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
          Many of our customers are based in Asia or have manufacturing facilities in Asia. Net sales by country consists of sales to customers in that country based on the country to which products are billed. For the year ended December 31, 2008, 30.0%, 27.4%, 19.8%, and 22.8% of our net sales were derived from China, Taiwan, the U.S. and all other markets, respectively, compared to 38.9%, 25.6%, 20.3%, and 15.2% in 2007, respectively. We anticipate the percentage of net sales shipped to customers in Asia to increase as the trend towards manufacturing in Asia continues. In addition, as a result of the Zetex acquisition we will begin to add significant revenue in Europe.
SALES AND MARKETING
          We market and sell our products worldwide through a combination of direct sales and marketing personnel, independent sales representatives and distributors. We have direct sales personnel in the U.S., England, France, Germany, Taiwan and China. We also have independent sales representatives in the U.S., Japan, Korea, and Europe. We currently have distributors in the U.S., Europe and Asia.
          As of December 31, 2008, our direct global sales and marketing organization consisted of approximately 200 employees operating out of 18 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai and Shenzhen, China; Hong Kong; Beauzelle, France; and Munich, Germany; and we have 6 regional sales offices in the U.S. As of December 31, 2008, we also had approximately 17 independent sales representative firms marketing our products.
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
          To support our global customer-base, our website is language-selectable into English, Chinese and Korean, giving us an effective marketing tool for worldwide markets. With its extensive online product catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website, www.diodes.com, provides easy access to our worldwide sales contacts and customer support, as well as incorporates a distributor-inventory check to provide component inventory availability and a small order desk for overnight sample fulfillment. In addition, our website provides investors access to our financial and corporate governance information.
MANUFACTURING OPERATIONS AND FACILITIES
          We operate two manufacturing facilities located in Shanghai, China, one in Neuhaus, Germany and a joint venture facility in Chengdu, China, and our wafer fabrication facilities are in Kansas City, Missouri and Oldham, England. Our facilities in Shanghai perform packaging, assembly and testing functions, our joint venture facility in Chengdu performs packaging functions, our Kansas City facility is a 5-inch and 6-inch wafer foundry and our Oldham facility is a 6-inch wafer foundry. In 2007, we moved our Taiwan analog probe and testing operations to our Shanghai facilities.
          For the years ended at December 31, 2007 and 2008, we had invested approximately $41.2 million and $30.0 million, respectively, in plant and state-of-the-art equipment in China ($197.3 million total investment in China from inception). Both of our facilities in China manufacture product for sale by our U.S., Europe and Asia operations, and also sell to external customers. For the years ended at December 31, 2007 and 2008, we had invested approximately $8.6 million and $13.5 million, respectively, in equipment for our wafer foundries, including expenses to shut down the 4-inch line and upgrade our 6-inch line in Oldham.
          Silicon wafers are received and inspected in a highly controlled “clean room” environment awaiting the assembly operation. During the first step of assembly, the wafers are sawn with very thin, high speed diamond blades into tiny semiconductor “dice,” numbering as many as 170,000 per 5-inch diameter wafer and 240,000 per 6-inch diameter wafer. Dice are then loaded onto a handler, which automatically places the dice, one by one, onto lead frames, which are package specific, where they are bonded to the lead-frame pad. Next, automatic wire bonders make the necessary electrical connections from the die to the leads of the lead-frame, using micro-thin gold wire for the majority of our products, while some products use copper wire instead. Also, some of our high power devices are clip bonded using copper clips or are aluminum bonded using aluminum bond wires. Then our devices are sent through our fully automated assembly machinery that molds the epoxy case around the die and lead-frame to produce the desired semiconductor product or are molded manually. After a trim, form, test, mark and re-test operation for most products, certain parts such as surface mounted devices are placed into special carrier housings and a cover tape seals the parts in place, while other devices are put into other special packaging. The surface mounted devices are then spooled onto reels or placed into other packaging medium and boxed for shipment.
          Our manufacturing processes use many raw materials, including silicon wafers, copper lead frames, gold wire and other metals, molding compounds and various chemicals and gases. As part of our cost reduction initiatives as discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cost Reduction Initiative” in Part II, Item 7 of this Annual Report, we are continuously evaluating our raw material costs in order to reduce our gold consumption while protecting and maintaining product performance. We have no material agreements with any of our suppliers that impose minimum or continuing supply obligations. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. See “Risk Factors — We depend on third-party suppliers for timely deliveries of raw materials, parts and equipment, as well as finished products from other manufacturers, and our results of operations could be adversely affected if we are unable to obtain adequate supplies in a timely manner” in Part I, Item 1A of this Annual Report.
          Our corporate headquarters are located in a leased facility in Dallas, Texas. We also lease or own properties around the world for use as sales offices, research and development labs, warehouses and logistic centers. The size and/or location of these properties can change from time to time based on our business requirements. In 2008, we purchased land near Dallas, Texas for approximately $4.9 million, which will be the future site of our corporate headquarters. See “Properties” in Part I, Item 2 of this Annual Report for further details about our leased and owned properties.
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

PATENTS, TRADEMARKS AND LICENSES
          Historically, patents and trademarks have not been material to our operations, but we expect them to become more important, particularly as they relate to our discrete, analog and packaging technologies.
          Our initial product patent portfolio was primarily composed of discrete technologies. Then, in the late 1990s, our engineers in Shanghai began to research and develop packaging technologies, which produced several important breakthrough and patents, such as the PowerDI® series of packaging technology to foster our growth in the semiconductor industry.
          We subsequently acquired Anachip Corp. in early 2006, a fables semiconductor company, which initiated our presence in the analog standard product market.
          Then through our APD asset acquisition in late 2006, we acquired the SBR® patents and trademark. SBR® is state-of-the-art integrated circuit wafer processing technology that allows the design and manufacture of a device, which is able to integrate and improve the benefits of the two existing rectifier technologies into a single device. The creation of a finite conduction cellular IC, combined with inherent design uniformity has allowed manufacturing costs to be kept competitive with the existing power device technology, and thus produced a breakthrough in rectifier technology.
          Our recent acquisition of Zetex in 2008 subsequently increased our available discrete and analog technologies with valuable patents and trademarks for bipolar transistors and power management products such as LED drivers. LED drivers support a wide range of applications for automotive, safety and security, architecture, and portable lighting and are highly efficient and cost effective.
          Currently, our licensing of patents to other companies is not material. We do, however, license certain product technology from other companies, but we do not consider any of the licensed technology to be material in terms of royalties. We believe the duration and other terms of the licenses are appropriate for our current needs. See “Risk Factors — We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and reduction in our intellectual property rights” in Part I, Item 1A of this Annual Report.
COMPETITION
          Numerous semiconductor manufacturers and distributors serve the discrete and analog semiconductor components market, making competition intense. Some of our larger competitors include Fairchild Semiconductor Corporation, Infineon Technologies A.G., International Rectifier Corporation, ON Semiconductor Corporation, Philips Electronics N.V., Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc., many of which have greater financial, marketing, distribution and other resources than us. Accordingly, in response to market conditions, we from time to time may reposition product lines or decrease prices, which may affect our sales of, and profit margins on, such product lines. The price and quality of the product, and our ability to design products and deliver customer service in keeping with the customers’ needs, determine the competitiveness of our products. We believe that our product focus, packaging expertise and our flexibility and ability to quickly adapt to customer needs affords us competitive advantages. See “Risk Factors — The semiconductor business is highly competitive, and increased competition may harm our business and our operating results” in Part I, Item 1A of this Annual Report.

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
          Product engineers work directly with our semiconductor wafer design and process engineers who develop die designs needed for products that precisely match our customers’ requirements. Direct contact with our manufacturing facilities allows the manufacturing of products that are in line with current technical requirements. We have the capability to capture the customers’ electrical and packaging requirements through their product development engineers, and then transfer those requirements to our research and development and engineering department, so that the customers’ requirements can be translated, designed, and manufactured with full control, even to the elemental silicon level.
          For the years ended December 31, 2006, 2007 and 2008, Company-sponsored investment in research and development activities was $8.3 million, $13.5 million and $22.5 million, respectively. As a percentage of net sales, research and development expense was 2.4%, 3.4% and 5.2% for 2006, 2007 and 2008, respectively. The increase in 2008 was mainly due to research and development activities associated with the acquisition of Zetex. Given the current economic conditions, we anticipate research and development expense to remain relatively flat in absolute dollars, but to increase as a percentage of net sales due to the lower expected net sales.
EMPLOYEES
          As of December 31, 2008, we employed a total of 3,067 employees, of which 2,215 of our employees were in Asia, 269 were in the United States and 583 were in Europe. None of our employees in Asia or the United States are subject to a collective bargaining agreement but a majority of our employees in Europe are covered by local labor agreements. We consider our relations with our employees to be satisfactory. See “Risk Factors — We may fail to attract or retain the qualified technical, sales, marketing and management personnel required to operate our business successfully” in Part I, Item 1A of this Annual Report.
          Due to the current economic conditions, we have reduced our number of employees during the first quarter of 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Cost reduction initiative” in Part II, Item 7 of this Annual Report for additional information.
ENVIRONMENTAL MATTERS
          We are subject to a variety of U.S. Federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process both in the U.S. and England where our wafer fabrication facilities are located, and in China and Germany where our assembly, test and packaging facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the years ended December 31, 2006, 2007 and 2008, our capital expenditures for environmental controls have not been material. As of December 31, 2008, there were no known environmental claims or recorded liabilities. See “Risk Factors — We are subject to many environmental laws and regulations that could affect our operations or result in significant expenses” in Part I, Item 1A of this Annual Report.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
          We conduct business with one related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (“LSC”). LSC is our largest stockholder, owning approximately 20.2% of our outstanding Common Stock as of December 31, 2008, and is a member of the Lite-On Group of companies. C.H. Chen, our former President and Chief Executive Officer, and Vice Chairman of our Board of Directors, is also Vice Chairman of LSC. M.K. Lu, a member of our Board of Directors until May 2007, was President of LSC. In addition, Raymond Soong, the Chairman of our Board of Directors, is Chairman of LSC, and is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC.
          We also conduct business with one significant company, Keylink International (B.V.I) Inc., and its subsidiaries and affiliates (“Keylink”). Keylink is our 5% joint venture partner in our Shanghai manufacturing facilities.
          The Audit Committee of our Board of Directors reviews all related party transactions for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.
          We sold silicon wafers to LSC totaling 6.5%, 6.2% and 3.5% of total sales for the years ended December 31, 2006, 2007 and 2008, respectively, making LSC our largest customer. Also for the years ended December 31, 2006, 2007 and 2008, 13.0%, 11.3% and 9.6%, respectively, of our net sales were from discrete semiconductor products purchased from LSC for subsequent sale by us, making LSC our largest outside supplier. We also rent warehouse space in Hong Kong from a member of the Lite-On Group, which also provides us with warehousing services at that location. For 2006, 2007 and 2008, we reimbursed this entity in aggregate amounts of $0.5 million, $0.5 million and $0.7 million, respectively, for these services. We believe that such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties. See “Risk Factors — We receive a significant portion of our net sales from a single customer. In addition, this customer is also our largest external supplier and is a related party. The loss of this customer or supplier could harm our business and results of operations” in Part I, Item 1A of this Annual Report.
          We sell product to, and purchase inventory from, companies owned by Keylink. We sold silicon wafers to companies owned by Keylink totaling 0.4%, 0.6% and 0.8% of total sales for the years ended December 31, 2006, 2007 and 2008, respectively. Also for the years ended December 31, 2006, 2007 and 2008, 2.3%, 1.5% and 1.3%, respectively, of our net sales were from discrete semiconductor products purchased from companies owned by Keylink. In addition, we lease our Shanghai manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink, and also pay a consulting fee to a Keylink affiliated company. The aggregate amounts for these services for the years ended December 31, 2006, 2007 and 2008 were $7.9 million, $9.4 million and $10.5 million, respectively. We believe such transactions are on terms no less favorable to us than could be obtained from unaffiliated third parties.
          When we acquired Anachip Corp., we inherited a wafer purchase agreement between Anachip Corp. and LSC, pursuant to which LSC would sell to Anachip Corp., according to Anachip Corp.’s requirements, during the three year period ending on December 31, 2008. Anachip Corp. purchased the wafers on terms (including purchase price, delivery schedule, and payment terms) no less favorable to Anachip Corp. than those terms on which Anachip Corp. purchased such wafers from LSC at the time of the acquisition; provided, however, that the purchase price would be the lower of the current price or the most favorable customer pricing. If the price of raw wafers increased by more than 20% within any six-month period, Anachip Corp. and LSC would renegotiate in good faith the price of wafers to reflect the cost increase. Although this contract was not renewed, Anachip Corp. continues to purchase wafers from LSC.
          During 2008, LSC sold 0.3 million shares, reducing its holdings of our Common Stock to 8.4 million shares (20.2% of our outstanding Common Stock as of December 31, 2008). We did not receive any of the proceeds from their sale of our Common Stock
SEASONALITY
          Historically, our net sales have been affected by the cyclical nature of the semiconductor industry and the seasonal trends of related end markets, specifically in the consumer and computing markets.

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
RISKS RELATED TO OUR BUSINESS
Global economic weakness and the current financial market uncertainty has had, and is expected to continue to have through at least 2009, a material adverse effect on our business.
          The current global economic weakness, including the potential for a significant and prolonged global economic recession, has led to lower consumer discretionary spending and demand for items that incorporate our products in the consumer electronics, computing, industrial, communications and the automotive sectors. The decline in end-user demand has in turn affected our customers’ demand for our products, the ability of our customers to meet their payment obligations, and the likelihood of customers canceling or deferring existing orders. Our revenues and operating results have been, and may continue to be, negatively affected by such actions. The current global economic weakness and financial market uncertainty may last longer than we anticipated or have a greater adverse effect on our business, including our revenues and operating results, than we anticipated.
In the current difficult market conditions, our fixed costs combined with lower revenues have negatively impacted our results.
          The semiconductor industry is characterized by high fixed costs. Notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In difficult economic environments like the one we are currently experiencing, we are generally faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, our fabrication plants do not operate at full capacity and the costs associated with this excess capacity are expensed immediately and not capitalized into inventory. By the end of 2008, our utilization rate declined to abnormally low production levels compared to the end of 2007, which resulted in lower gross margins. The market conditions in the future may continue to adversely affect our utilization rates and consequently our future gross margins, and this, in turn, could have a material negative impact on our business, financial condition and results of operations.
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
          In addition, we operate in a few narrow markets of the broader semiconductor market and, as a result, cyclical fluctuations may affect these segments to a greater extent than they do to the broader semiconductor market. This may cause us to experience greater fluctuations in our results of operations than compared to some of our broad line semiconductor manufacturer competitors. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end-user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand in the consumer electronics, computer, industrial, communications and automotive sectors. These end-user markets also tend to be cyclical and may also experience changes in demand that could adversely affect our operating results and financial condition.
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
          In 2007 and 2008, LSC, our largest stockholder and one of our largest customers, accounted for 6.2% and 3.5%, respectively, of our net sales. LSC is also our largest supplier, providing us with discrete semiconductor products for subsequent sale by us, which represented approximately 11.3% and 9.6%, respectively, of our net sales, in 2007 and 2008. The loss of LSC as either a customer or a supplier, or any significant reductions in either the amount of products it supplies to us, or the volume of orders it places with us, could materially harm our business and results of operations.
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
          Our wafer fabrication facilities are located in Kansas City, Missouri, and Oldham, England, while our facilities in Shanghai, China provide assembly, test and packaging capabilities. Any disruption of operations at these facilities could have a material adverse effect on our business, financial condition and results of operations.
We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.
          Prices for our products tend to decrease over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of purchasing our products. To remain competitive and retain our customers and gain new ones, we must continue to reduce our costs through product and manufacturing improvements. We must also strive to minimize our customers’ shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. We experienced an increase in average selling prices (“ASP”) for our products of 12.1% in 2006, a decrease of 6.8% in 2007 and an increase of 5.6% in 2008 (due primarily to higher ASPs for Zetex products). At times, we may be required to sell our products at ASP’s below our manufacturing cost or purchase price in order to remain competitive. Our growth and the profit margins of our products will suffer if we cannot effectively continue to reduce our costs and keep our product prices competitive.
Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales
          Prior to purchasing our products, our customers require that our products undergo an extensive qualification process, which involves rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the device, changes in the device’s manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products.

Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our growth and cause our business to suffer.
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
Production at our manufacturing facilities could be disrupted for a variety of reasons, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers’ demands.
          A disruption in production at our manufacturing facilities could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, disease, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption, and we may not be able to meet our customers’ needs, which could cause them to seek other suppliers. Such disruptions could have an adverse effect on our results of operations in future reporting periods.
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
We may be adversely affected by any disruption in our information technology systems.
          Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, to coordinate our sales activities across all of our products and services and to coordinate our administrative activities. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins and similar disruptions affecting the global Internet. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our financial condition, results of operations and cash flows.
          As our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. In particular, we have upgraded our financial reporting system and are currently seeking to upgrade other information technology systems. These and any other upgrades to our systems and information technology, or new technology, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with those requirements. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our business, financial condition or results of operations.
          All of our operations, other than Diodes FabTech Inc. and Diodes Zetex Limited, operate on a single technology platform. To manage our international operations efficiently and effectively, we rely heavily on our Enterprise Resource Planning (ERP) system, internal electronic information and communications systems and on systems or support services from third parties. Any of these systems are subject to electrical or telecommunications outages, computer hacking or other general system failure. It is also possible that future acquisitions operate on ERP systems different from ours and that we could face difficulties in integrating operational and accounting functions of new acquisitions. Difficulties in upgrading or expanding our ERP system or system-wide or local failures that affect our information processing could have material adverse effects on our business, financial condition, results of operations and cash flows.
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
          The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted, and may in the future assert, patent, copyright, trademark and other intellectual property rights to technologies that are important to our business and have demanded, and may in the future demand, that we license their patents and technology. Any litigation to determine the validity of allegations that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, or claims challenging the validity of our patents, regardless of its merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We may not prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling we could be required to:
•	pay substantial damages for past, present and future use of the infringing technology;

•	cease the manufacture, use or sale of infringing products;

•	discontinue the use of infringing technology;

•	expend significant resources to develop non-infringing technology;

•	pay substantial damages to our customers or end-users to discontinue use or replace infringing technology with non-infringing technology;

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all; or

•	relinquish intellectual property rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable.
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
          We are continuing to vertically integrate our business. Key elements of this strategy include continuing to expand the reach of our sales organization, expand our manufacturing capacity, expand our wafer foundry and research and development capability and expand our marketing, product development, package development and assembly/testing operations in company-owned facilities or through the acquisition of established contractors. There are certain risks associated with our vertical integration strategy, including:
•	difficulties associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories and limitations on the flexibility of controlling overhead;

•	difficulties in continuing expansion of our operations in Asia and Europe, because of the distance from our U.S. headquarters and differing regulatory and cultural environments;

•	the need for skills and techniques that are outside our traditional core expertise;

•	less flexibility in shifting manufacturing or supply sources from one region to another;

•	even when independent suppliers offer lower prices, we would continue to acquire wafers from our captive manufacturing facility, which may result in us having higher costs than our competitors;

•	difficulties developing and implementing a successful research and development team; and

•	difficulties developing, protecting, and gaining market acceptance of, our proprietary technology.
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
          A significant part of our growth strategy involves acquiring companies with complementary product lines, customers or other capabilities. For example, (i) in fiscal year 2000, we acquired Diodes FabTech Inc., a wafer fabrication company, in order to have our own wafer manufacturing capabilities, (ii) in January 2006, we acquired Anachip Corp. as an entry into standard logic markets, (iii) in November 2006, we acquired the net operating assets of APD Semiconductor and (iv) in June 2008, we acquired Zetex plc. While we do not currently have any agreements or commitments in place with respect to any material acquisitions, we are in various stages of preliminary discussions, and we intend to continue to expand and diversify our operations by making further acquisitions. However, we may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:
•	unexpected losses of key employees or customers of the acquired company;

•	bringing the acquired company’s standards, processes, procedures and controls into conformance with our operations;

•	coordinating our new product and process development;

•	hiring additional management and other critical personnel;

•	increasing the scope, geographic diversity and complexity of our operations;

•	difficulties in consolidating facilities and transferring processes and know-how;

•	difficulties in reducing costs of the acquired entity’s business;

•	diversion of management’s attention from the management of our business; and

•	adverse effects on existing business relationships with customers.
          See Part I, Item 3 of this Annual Report for additional information regarding our current legal proceedings.
We are subject to many environmental laws and regulations that could affect our operations or result in significant expenses.
          We are subject to a variety of U.S. Federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process both in the United States and England where our wafer fabrication facilities are located, in China and Germany where our assembly, test and packaging facilities are located, and in Taiwan (where our analog products were produced through 2007). Some of these regulations in the United States include the Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur such additional expenses, our product costs could significantly increase, materially affecting our business, financial condition and results of operations. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, financial condition and results of operations. Our operations affected by such requirements include, among others: the disposal of wastewater containing residues from our manufacturing operations through publicly operated treatment works or sewer systems, and which may be subject to volume and chemical discharge limits and may also require discharge permits; and the use, storage and disposal of materials that may be classified as toxic or hazardous. Any of these may result in, or may have resulted in, environmental conditions for which we could be liable.
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
          Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several cents, whereas the computer maker might sell the personal computer for several hundred dollars. Although we maintain rigorous quality control systems, we shipped approximately 14.5 billion, 18.1 billion and 18.5 billion individual semiconductor devices in years ended at December 31, 2006, 2007 and 2008, respectively, to customers around the world, and in the ordinary course of our business, we receive warranty claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. Although we currently have product liability insurance, we may not have sufficient insurance coverage, and we may not have sufficient resources, to satisfy all possible product liability claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business and reputation.

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
          The life cycles of some of our products depend heavily upon the life cycles of the end products into which devices are designed. These types of end-market products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand such as the recent drop in demand of our products due to the global economic downturn. We may in the future be adversely affected by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end products into which our products are designed. In addition, some customers restrict how far back the date of manufacture for our products can be and certain customers may stop ordering products from us and go out of business due to the adverse economic conditions; therefore, some of our products inventory may become obsolete, and thus, adversely affect our results of operations.
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
          We have credit facilities with financial institutions in Asia and Europe, as well as other debt instruments, with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of December 31, 2008, our outstanding interest-bearing debt was $402.0 million, including $183.5 million senior convertible notes with a fixed rate of 2.25% and $212.7 million under our “no net cost loan.” An increase of 1.0% in interest rates would increase our annual interest rate expense by approximately $0.1 million due to the fact that any increase in interest expense related to our “no net cost loan” will be offset by interest earned on our ARS portfolio.

We had a significant amount of debt following the offering of convertible notes. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and or other debt.
          Following the offering of senior convertible notes in October 2006 (“Notes”), we had a significant amount of debt and substantial debt service requirements. As of December 31, 2008, we had $402.0 million of outstanding debt, including $183.5 million Notes with a fixed rate of 2.25% and $212.7 million under our “no net cost loan” with UBS. In addition, $46.5 million is available for future borrowings under our credit facilities in Asia and Europe, and we are permitted under the terms of our debt agreements to incur substantial additional debt.
          This level of debt could have significant consequences on our future operations, including:
•	making it more difficult for us to meet our payment and other obligations under the notes and our other outstanding debt;

•	resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable and, in the case of an event of default under our secured debt, such as our senior secured credit facility, could permit the lenders to foreclose on our assets securing that debt;

•	reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under senior secured credit facility;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.
          Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the Notes and our other debt.
          In addition, on each of October 1, 2011, 2016 and 2021, Notes holders may require us to purchase all or part of the Notes at 100% of the principal amount at which time we may not have the available funds necessary to purchase the Notes.
Our Auction Rate Securities (“ARS”) are currently illiquid and we cancelled our bank credit facility in the U.S.; therefore, we must rely solely upon existing cash reserves, available foreign credit facilities and funds from existing operations to finance future operations.
          We have $320.6 million of par value ARS that became illiquid during the first quarter of 2008 due to the failure of the Dutch auction process. We reached a settlement with UBS AG in the fourth quarter of 2008, which allows us to put the ARS back to UBS AG at any time from June 30, 2010 to July 2, 2012 at par value. As part of the settlement, we entered into a “no net cost loan” that allows us to borrow up to 75% of the market value of the ARS portfolio, as determined by UBS AG. As of December 31, 2008, we have drawn $213 million, which was 75% of the market value upon time of the draw. Although we are not required to repay the loan, we are unable to draw additional funds until the ARS’s market value, as determined by UBS AG, exceeds 75% or until June 30, 2010 when we can put the ARS back to UBS AG.
          On February 6, 2009, we paid in full the outstanding balance of approximately $2.5 million on our revolving credit commitment with Union Bank and terminated the Amended and Restated Credit Agreement that governed the revolving credit commitment. On February 11, 2009, we paid in full the outstanding balance of approximately $1.8 million on our Union Bank term loan facility and terminated the Covenant Agreement that governed that facility, which was scheduled to mature on August 29, 2010.
          As of December 31, 2008, our Asia and Europe subsidiaries have available lines of credit of up to an aggregate of $49.4 million, with several financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by each subsidiary’s premises, are unsecured, uncommitted and, in some instances, must be repaid on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2008, $6.1 million was outstanding on these lines of credit, and the average interest rates ranged from 2.0% to 2.8%.
UBS AG may not honor its part of the settlement agreement with us to purchase our entire ARS portfolio at any time beginning from June 30, 2010 to July 2, 2012 at par value.
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
          On October 29, 2008, we reached an agreement with UBS AG in regard to our ARS portfolio, which gives us the right to sell, which we refer to as the “option to put,” the $320.6 million ARS portfolio back to UBS AG at any time beginning from June 30, 2010 to July 2, 2012 at par value. If UBS AG does not have the financial resources to repurchase our $320.6 million ARS portfolio, we may be required to hold the ARS until maturity, which would negatively impact our liquidity and working capital, and may require us to reclassify and reduce the fair market value of our ARS and our “put” option. The ARS portfolio includes securities with maturity dates ranging from 19 to 39 years.
UBS BANK USA (“UBS Bank”) may demand full or partial repayment of our “no net cost loan” with the UBS Bank at any time at UBS Bank’s sole option and without cause, and UBS Financial Services Inc. may be unable to provide us any alternative financing on substantially same terms and conditions as those of the” no net cost loan.”
          On October 29, 2008, we entered into an ARS settlement with UBS AG to provide liquidity for our $320.6 million ARS portfolio. One of the terms of the ARS settlement is that we may accept an offer of a so-called “no net cost” loan from UBS Bank for up to 75% of the market value, as determined by UBS Bank, of our ARS that we pledged as collateral to UBS Bank. However, the “no net cost loan” is a demand loan, and UBS Bank may demand full or partial repayment of the loan at any time at UBS Bank’s sole option and without cause. Although the ARS settlement arrangement provides that UBS Financial Services Inc. would (i) support us with alternative financing on substantially same terms and conditions as those of the “no net cost loan,” or (ii) have on of the UBS Entities repurchase our ARS portfolio at par, it is possible that UBS Financial Services Inc. would be unable to provide us such alternative financing, particularly under the present and potentially prolonged condition of global economic recession and financial market turmoil. Currently, although we do not expect that UBS Bank would demand full or partial repayment of our outstanding “no net cost loan,” we are unable to provide any assurance that UBS Bank would not do so, and, in case such demand of repayment is made, we are also unable to provide any assurance that UBS Financial Services Inc. would be able to fully satisfy its obligation to provide us with alternative financing on substantially same terms and conditions as those of the “no net cost loan” or that a UBS Entity would repurchase our ARS portfolio at par.
The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.
          Certain of the Company’s employees in the United Kingdom, Germany and Taiwan participate in Company sponsored defined benefit plan. The defined benefit plan is closed to new entrants and is frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. The Company accounts for these benefit plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R), which requires the Company to make actuarial assumptions that are used to calculate the earning value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in the Company’s consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, and mortality rates. While we believe the underlying assumptions, under the projected unit credit method are appropriate, the carrying value of the related assets and liabilities and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used.
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
          As of December 31, 2008, the benefit obligation of the plan was approximately U.S. $83.3 million and total assets in such plan were approximately U.S. $71.3 million. Therefore, the plan was underfunded by approximately U.S. $12.0 million. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.
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
          The acquisition of Zetex is accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things, higher than anticipated acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the companies, the difficulty of bringing Zetex’s standards, procedures and controls into conformance with our operations, the ability to coordinate our new products and process development with Zetex, the ability to hire additional management and other critical personnel to better manage Zetex, the ability to increase the scope, geographic diversity and complexity of our operations with the addition of Zetex, difficulties in consolidating facilities and transferring processes and know-how with Zetex, difficulties in reducing costs of Zetex business, prolonged diversion of our management’s attention from the management of our business to matters related to Zetex, the ability to clearly define our present and future strategies with the addition of Zetex and the loss of key employees and customers as a result of changes in management.
          In addition, geographic distances may make the integration of Zetex slower and more challenging. We may ultimately not be successful in overcoming these risks or any other problems encountered in connection with the acquisition of Zetex.
          Our acquisition may cause large one-time expenses as well as create goodwill and other intangible assets that may result in significant asset impairment charges in the future. We have made preliminary estimates and assumptions in order to determine purchase price allocation and estimate the fair value of acquired assets and liabilities of Zetex. If our estimates or assumptions used to value acquired assets and liabilities of Zetex are not accurate, we may be exposed to gains or losses that may be material to our results of operations and profitability.
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
Our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of December 31, 2008 excluded the operations of Zetex. If we are not able to integrate Zetex operations into our internal control over financial reporting, our internal control over financial reporting may not be effective.
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
          Complying with SOX 404 is time consuming and costly. Prior to the acquisition, Zetex was a United Kingdom based, publicly traded company, listed on the London Stock Exchange and was not required to comply with SOX 404. The integration of Zetex operations into our internal control over financial reporting will require additional time and resources from our management and other personnel and may increase our compliance costs. The majority of Zetex operations are in the United Kingdom and in Germany. Such geographic distance between Zetex and our United States’ headquarters may make the integration process of Zetex slower and more difficult. Therefore, our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of December 31, 2008 excluded the operations of Zetex.
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
          Terrorist attacks, or threats or occurrences of other terrorist or related activities, whether in the United States or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our profitability. Future terrorist or related activities could affect our domestic and international sales, disrupt our supply chains and impair our ability to produce and deliver our products. Such activities could affect our physical facilities or those of our suppliers or customers. Such terrorist attacks could cause seaports or airports, to or through which we ship, to be shut down, thereby preventing the delivery of raw materials and finished goods to or from our manufacturing facilities in Shanghai, China, Taiwan, Kansas City, Missouri, or Oldham, England, or to our regional sales offices. Due to the broad and uncertain effects that terrorist attacks have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS
Our international operations subject us to risks that could adversely affect our operations.
          We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located overseas in China. In 2006, 2007 and 2008, net sales to customers outside the United States represented 77.8%, 79.7% and 80.2%, respectively, of our net sales. There are risks inherent in doing business internationally, and any or all of the following factors could cause harm to our business:
•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

•	compliance with trade or other laws in a variety of jurisdictions;

•	trade restrictions, transportation delays, work stoppages, and economic and political instability;

•	changes in import/export regulations, tariffs and freight rates;

•	difficulties in collecting receivables and enforcing contracts;

•	currency exchange rate fluctuations;

•	restrictions on the transfer of funds from foreign subsidiaries to the United States;

•	the possibility of international conflict, particularly between or among China and Taiwan and the United States;

•	legal regulatory, political and cultural differences among the countries in which we do business;

•	longer customer payment terms; and

•	changes in U.S. or foreign tax regulations.
We have significant operations and assets in China, Taiwan, Hong Kong and England and, as a result, will be subject to risks inherent in doing business in those jurisdictions, which may adversely affect our financial performance.
          We have a significant portion of our assets in mainland China, Taiwan, Hong Kong and England. Our ability to operate in China, Taiwan, Hong Kong and England may be adversely affected by changes in those jurisdictions’ laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations are subject to the economic and political situations. We believe that our operations are in compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.
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
We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
          The United States’ Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that may have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning FCPA and related anti-bribery laws. We are in the process of setting up procedures and controls to monitor internal and external compliance. There can be no assurance that our internal controls and procedures always will protect us from reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations (either due to our own acts or inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

We are subject to foreign currency risk as a result of our international operations.
          We face exposure to adverse movements in foreign currency exchange rates, primarily Asian currencies, the Euro and the British Pound Sterling. In addition, we sell our products in various currencies and, accordingly, a decline in the value of any such currency against the U.S. dollar, which is our primary functional currency, could create a decrease in our net sales. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results. These currencies are principally the Chinese Yuan, the Taiwanese dollar, the Japanese Yen, the Euro, the Hong Kong dollar and the British Pound Sterling. The Chinese government has taken action to permit the Yuan to U.S. dollar exchange rate to fluctuate, which may exacerbate our exposure to foreign currency risk and harm our results of operations. We do not usually employ hedging techniques designed to mitigate foreign currency exposures and, therefore, we could experience currency losses as these currencies fluctuate against the U.S. dollar.
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
          With the establishment of our holding companies in 2007, we now intend to permanently reinvest overseas all earnings from foreign subsidiaries. Accordingly, the $3.3 million deferred tax liability was reversed during 2007 and U.S. taxes are no longer being recorded on undistributed foreign earnings.
          As of December 31, 2008, accumulated and undistributed earnings of our subsidiaries in China were approximately $106.4 million, which we considered as a permanent investment.
          As of December 31, 2008, we have undistributed earnings from non-U.S. operations of approximately $144 million. Additional Federal and state income taxes of approximately $41 million would be required should such earnings be repatriated to the U.S. parent.
          We may, in the future, plan to distribute earnings of our foreign subsidiaries to the U.S. We may be required to pay U.S. income taxes on these earnings to the extent we have not previously recorded deferred U.S. taxes on such earnings. Any such taxes would reduce our net income in the period in which these earnings are distributed.

RISKS RELATED TO OUR COMMON STOCK
Variations in our quarterly operating results may cause our stock price to be volatile.
          We have experienced substantial variations in net sales, gross profit margin and operating results from quarter to quarter. We believe that the factors that influence this variability of quarterly results include:
•	general economic conditions in the countries where we sell our products;

•	seasonality and variability in the computing and communications market and our other end-markets;

•	the timing of our and our competitors’ new product introductions;

•	product obsolescence;

•	the scheduling, rescheduling and cancellation of large orders by our customers;

•	the cyclical nature of demand for our customers’ products;

•	our ability to develop new process technologies and achieve volume production at our fabrication facilities;

•	changes in manufacturing yields;

•	changes in gross profit margins;

•	adverse movements in exchange rates, interest rates or tax rates; and

•	the availability of adequate supply commitments from our outside suppliers or subcontractors.
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
          Our directors, executive officers and our affiliate, LSC, beneficially own approximately 36.7% of our outstanding Common Stock, including options to purchase shares of our Common Stock that are exercisable within 60 days of December 31, 2008. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our Common Stock.
          LSC, our largest stockholder, owns approximately 20.2% (approximately 8.4 million shares) of our Common Stock. Some of our directors and executive officers may have potential conflicts of interest because of their positions with LSC or their ownership of LSC common stock. Some of our directors are LSC directors and officers, and our non-employee Chairman of our Board of Directors is Chairman of the board of LSC. Several of our directors and executive officers own LSC common stock and hold options to purchase LSC common stock. Service on our Board of Directors and as a director or officer of LSC, or ownership of LSC common stock by our directors and executive officers, could create, or appear to create, actual or potential conflicts of interest when directors and officers are faced with decisions that could have different implications for LSC and us. For example, potential conflicts could arise in connection with decisions involving the Common Stock owned by LSC, or under the other agreements we may enter into with LSC. LSC was our largest external supplier of discrete semiconductor products for subsequent sale by us. In 2007 and 2008, approximately 11.3% and 9.6%, respectively, of our net sales were from products manufactured by LSC. In addition to being our largest external supplier of finished products in each of these periods, we sold silicon wafers to LSC totaling 6.2% and 3.5%, respectively, of our net sales during such periods, making LSC our largest customer.
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
          We were formed in 1959 under the laws of California and reincorporated in Delaware in 1968. We have had several transfer agents over the past 50 years. In addition, our early corporate records, including our stock ledger, are incomplete. As a result, we may have difficulty in assessing and defending against claims relating to rights to our Common Stock purporting to arise during periods for which our records are incomplete.
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
Anti-takeover effects of certain provisions of Delaware law and our Certificate of Incorporation and Bylaws.
          Some provisions of Delaware law, our certificate of incorporation and bylaws may be deemed to have an anti-takeover effect and may delay or prevent a tender offer or takeover attempt, including those attempts that might result in a premium over the market price for the shares held by stockholders.
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
Certificate of Incorporation and Bylaw Provisions
          Provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire control of our Company. In particular, our certificate of incorporation authorizes our Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of preferred stock with rights and preferences, including voting rights, designated from time to time by the Board of Directors. The existence of authorized but unissued shares of preferred stock enables our Board of Directors to render it more difficult or to discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise.
Item 1B. Unresolved Staff Comments
          None

Item 2. Properties
          Our primary physical properties at December 31, 2008, were as follows:

Primary use	Location	Lease expiration	Sq.Ft.

Headquarters/R&D center	Dallas, Texas	February 2012	8,000
Distribution/Logistics center	Westlake Village, California	December 2009	31,000
Sales office/R&D center	San Jose, California	January 2010	4,000
Regional sales office	Amherst, New Hampshire	Monthly	< 1,000
Regional sales office	Lemont, Illinois	Monthly	< 1,000
Regional sales office	Fountain Valley, California	Monthly	< 1,000
Regional sales office	Brookline, New Hampshire	Monthly	< 1,000
Regional sales office	Great River, New York	December 2013	2,000
Regional sales office	Beauzelle, France	February 2012	< 1,000
Regional sales office	Shanghai, China	October 2009	4,000
Regional sales office	Shenzhen, China	April 2012	5,000
Regional sales office	Kwai Fong, Hong Kong	Monthly	4,200
Regional sales office	Munich, Germany	July 2011	10,581
Warehouse/Logistics center	Kowloon Bay, Hong Kong	March 2011	10,000
R&D/Design center	Hsinchu, Taiwan	Monthly	31,000
Manufacturing facility/Logistics	Shanghai, China	February 2012	145,000
Manufacturing facility/Logistics	Shanghai, China	March 2012	112,000
Manufacturing facility	Lee’s Summit, Missouri	June 2013	70,000

Manufacturing facility	Oldham, England	Owned	156,020
Manufacturing facility	Neuhaus, Germany	Owned	52,506
Warehouses	Taipei, Taiwan	Owned	12,000
Sales offices	Taipei, Taiwan	Owned	11,000
Administrative offices	Taipei, Taiwan	Owned	24,000
          In 2008, we purchased land near Dallas, Texas for approximately $4.9 million, which will be the future site of our corporate headquarters. We believe our current facilities are adequate for the foreseeable future.

Item 3. Legal Proceedings
          We are currently a party to a legal proceeding described below. While we presently believe that the ultimate outcome of the proceeding will not have a material adverse effect on our financial position, cash flows or overall results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business or results of operations for the period in which the ruling occurs or future periods.
Integrated Discrete Devices, LLC. v. Diodes Incorporated, C.A. No. 08-888 (GMS) (D. Del.)
          On November 25, 2008, Integrated Discrete Devices, LLC (“IDD”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware (the “Court”) under the patent laws of the United States, 35 U.S.C. §§ 100 et seq., alleging that the Company has been and is infringing, actively inducing others to infringe, or contributing to the infringement of IDD’s United States Patent No. 5,825,079 (the “‘079 patent”) by making, using, selling, offering to sell, or importing diode products embodying the patented invention, including, but not limited to, its Super Barrier Rectifier (or SBR ®) diodes. IDD’s complaint further alleges that the Company has been and is infringing the ‘079 patent with knowledge of the patent, and thus the Company’s infringement is willful and that the Company will continue to infringe the ‘079 patent unless and until it is enjoined by the Court. IDD’s complaint further alleges that the Company has caused and will continue to cause IDD irreparable injury and damage by infringing the ‘079 patent and that IDD will suffer further irreparable injury unless and until the Company is enjoined from infringing the ‘079 patent. IDD’s complaint seeks that the Court enter infringement judgment against the Company on the ‘079 patent and enter an order permanently enjoining the Company from infringing the ‘079 patent. IDD also seeks unspecified damages together with pre-judgment and post-judgment interest and costs, treble damages, additional damage, an injunction, attorneys’ fees, expenses and costs as well as other relief.
          On December 19, 2008, both parties stipulated to a one-month filing time extension for the Company to consider and respond to the allegations raised in IDD’s complaint. The Court approved the filing time extension stipulation by both parties on the same day.
          On January 23, 2009, the Company filed an answer and counterclaims to IDD’s complaint. The Company believes that it has meritorious defenses against IDD’s claims, and intends to defend the lawsuit vigorously.
          From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
          No matter was submitted by us to a vote of security holders during the fourth quarter of 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our Common Stock is traded on the Nasdaq Global Select Market (“NasdaqGS”) under the symbol “DIOD.” In July 2000, November 2003, December 2005 and July 2007, we effected 50% stock dividends in the form of three-for-two stock splits. The following table shows the range of high and low closing sales prices per share, adjusted for the three-for-two stock splits, for our Common Stock for each fiscal quarter from January 1, 2007 as reported by NasdaqGS.

Calendar Quarter	Closing Sales Price of
Ended	Common Stock
	High	Low
First quarter (through February 23, 2009)	$8.32	$5.59

Fourth quarter 2008	17.13	3.44
Third quarter 2008	28.26	17.31
Second quarter 2008	30.93	22.55
First quarter 2008	29.71	20.22

Fourth quarter 2007	34.71	27.40
Third quarter 2007	32.84	26.31
Second quarter 2007	27.85	23.06
First quarter 2007	26.94	21.89

          On February 23, 2009, the closing sales price of our Common Stock as reported by NasdaqGS was $6.77, and there were approximately 500 holders of record of our Common Stock.
          We have never declared or paid cash dividends on our Common Stock, and currently do not intend to pay dividends in the foreseeable future as we intend to retain any earnings for use in our business. The payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions. There have been no stock repurchases in our history.

Performance Graph
          Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2008. The graph is not necessarily indicative of future price performance.
          The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.
5 YEAR CUMULATIVE TOTAL RETURN SUMMARY

		2003	2004	2005	2006	2007	2008
DIODES INC	Return %		19.08	105.79	14.28	27.13	-79.85
	Cum	$100.00	119.08	245.05	280.04	356.01	71.75
NASDAQ Composite-Total Returns	Return %		9.16	2.12	10.39	13.87	-39.96
	Cum	$100.00	109.16	111.47	123.05	140.12	84.12
NASDAQ Industrials Index	Return %		16.27	0.75	13.57	4.88	-44.84
	Cum	$100.00	116.27	117.14	133.04	139.53	76.96
Source:	Data provided by Zacks Investment Research, Inc., copyright 2009. Used with permission. All rights reserved.
          The graph assumes $100 invested on December 31, 2003 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

Item 6. Selected Financial Data
          The following selected consolidated financial data for the fiscal years ended December 31, 2004 through 2008 is qualified in its entirety by, and should be read in conjunction with, the other information and consolidated financial statements, including the notes thereto, appearing elsewhere herein. Certain amounts as presented in the accompanying consolidated financial statements have been reclassified to conform to 2008 financial statement presentation. These reclassifications had no impact on previously reported net income or stockholders’ equity.

(In thousands, except per share data)	Years ended December 31,
Income Statement Data	2004	2005	2006	2007	2008
Net sales	$185,703	$214,765	$343,308	$401,159	$432,785
Gross profit	60,735	74,377	113,892	130,379	132,528
Selling, general and administrative	23,517	30,183	47,817	55,127	68,373
Research and development	3,422	3,713	8,237	12,955	21,882
Amortization of acquisition-related intangible assets	—	—	360	836	3,706
In-process research and development	—	—	—	—	7,865
Restructuring charge	—	—	—	1,061	4,089
Total operating expenses	26,939	33,896	56,414	69,979	105,915
Income from operations	33,796	40,481	57,478	60,400	26,613
Interest income	28	819	6,699	18,117	11,991
Interest expense	(665)	(598)	(1,844)	(6,831)	(9,348)
Other income (expense)	(418)	406	(1,212)	(225)	16,594
Income before taxes and minority interest	32,741	41,108	61,121	71,461	45,850
Income tax provision	6,514	6,685	11,689	9,428	4,585
Minority interest in earnings of consolidated subsidiaries	(676)	(1,094)	(1,289)	(2,376)	(2,290)
Net income	25,551	33,329	48,143	59,657	38,975

Earnings per share: (1)
Basic	$0.85	$0.96	$1.25	$1.51	$0.96
Diluted	$0.73	$0.86	$1.16	$1.41	$0.91

Number of shares used in computation (1)
Basic	30,160	34,752	38,443	39,601	40,709
Diluted	34,811	38,842	41,502	42,331	42,638

	As of December 31,
Balance Sheet Data	2004	2005	2006	2007	2008
Total assets	$167,801	$289,515	$622,139	$706,365	$894,143
Working capital	49,571	146,651	395,354	451,801	209,832
Long-term debt, net of current portion	7,833	4,865	237,115	235,815	400,646
Stockholders’ equity	112,148	225,474	294,167	369,598	372,327

(1)	Adjusted for the effect of 3-for-2 stock splits in December 2005 and July 2007.
2006 data included $5.3 million, or $0.10 per diluted share, of non-cash, net of tax effect stock option compensation expense as per SFAS No. 123R.
2007 data included $4.3 million, or $0.07 per diluted share, of non-cash, net of tax effect stock option compensation expense as per SFAS No. 123R.
2008 data included $2.9 million, or $0.07 per diluted share, of non-cash, net of tax effect stock option compensation expense as per SFAS No. 123R.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following section discusses managements view of the financial condition, results of operations and cash flows of Diodes Incorporated and its subsidiaries (collectively, “the Company,” “our Company,” “we,” “our,” “ours,” or “us”) and should be read together with the consolidated financial statements and the notes to consolidated financial statements included elsewhere in this Form 10-K.
          The following discussion contains forward-looking statements and information relating to our Company. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in “Part I, Item 1A. Risk Factors,” as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Given these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact.
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
Highlights For the Year Ended December 31, 2008
•	We completed the acquisition of Zetex plc (“Zetex”) in June;

•	Revenue for 2008 increased 8% over 2007 to $432.8 million, including seven months of Zetex revenues;

•	Gross profit for 2008 increased 2% or $2.1 million over 2007 to $132.5 million;

•	In connection with the acquisition of Zetex, we entered into a margin loan for $165 million secured by our auction rate securities (“ARS”) portfolio, which was replaced on November 4, 2008 with a “no net cost loan” from UBS BANK USA (“UBS Bank”);

•	On October 29, 2008, we entered into a settlement agreement with UBS AG and its affiliates (“UBS AG”) that will allow us to sell our ARS portfolio to UBS AG at par value at any time during the period of June 30, 2010 through July 2, 2012; and

•	During the fourth quarter of 2008, we repurchased $46.5 million of our $230 million 2.25% Convertible Senior Notes due 2026 for approximately $23.2 million in cash resulting in a $22.8 million pre-tax gain.
Business Outlook
          For 2009 we expect to see a further slowdown in global economic activity and a decrease in global demand for our products, in particular in the consumer, computer and automotive markets. The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, which in term affect our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and end-user consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the recent volatility in the equity and credit markets as we continue to execute on the strategy that has proven successful for us over the years. Although the economy creates a more challenging environment for all businesses, we believe that over the long-term we are well positioned for future growth. We are confident that our acquisition of Zetex will continue to add significant value to our business as we further capitalize on the cross-selling opportunities and diversification benefits that the transaction offers our Company. See “Risk Factors — Global economic weakness and the current financial market uncertainty has had, and is expected to continue to have through at least 2009, a material adverse effect on our business.” in Part I, Item 1A of this Annual Report.
Cost Reduction Initiative
          Looking forward, we expect the weakness and uncertainty in the economy to continue into the coming quarters, and therefore we have taken, or intend to take, the following steps to optimize our cost structure:
•	Shut down of Zetex 4 inch wafer fabrication line in Oldham, England;

•	Consolidate our wafer output lines;

•	Currently, our Shanghai facilities are under-loaded, therefore, we are transferring the production of products acquired in our purchase of Zetex into our Shanghai packaging facilities sooner than originally planned and thereby reducing our dependence on subcontractors and maximizing the utilization of our internal capacity;

•	As part of our manufacturing strategy, we plan to reduce inventory and will continue to evaluate our raw material costs in order to reduce our gold consumption while protecting and maintaining product performance;

•	Reduce capital expenditures from our previous 10 to 12 percent model to less than 2% until such time that the market recovers and additional manufacturing capacity is needed;

•	Restructure our product development organization and consolidate the acquired Zetex design teams;

•	Headcount reductions across the entire organization, primarily at our wafer fabrication facilities in Kansas City and Oldham;

•	Temporary site shut-downs and mandatory time off; and

•	Implement a hiring and compensation freeze, and from an overall expense perspective, implement strict controls over discretionary spending in order to conserve cash.
Overview
          We are currently experiencing a global decrease in demand for our products and expect the decrease in demand to continue until economic conditions improve. Even as we are experiencing a decrease in product demand, our strategy is to continue to enhance our position as a leading global manufacturer and supplier of high-quality semiconductor products, and to continue to add other product lines, such as power management products, using our packaging technology capability.
          As described in “Business — Our Strategy” in Part I, Item 1 of this Annual Report, the principal elements of our strategy include the following:
•	Continue to rapidly introduce innovative discrete and analog semiconductor products;

•	Expand our available market opportunities;

•	Maintain intense customer focus;

•	Enhance cost competitiveness; and

•	Pursue selective strategic acquisitions.
          In implementing this strategy, the following factors have affected, and, we believe, will continue to affect, our results of operations:
•	The current economic downturn has resulted in a decrease in demand for our products, which we expect to continue until economic conditions improve. As a result, for 2009, we do not expect to sustain our historical growth rate. In addition, our net sales for 2008 reflect the impact of the overall weakening economy, in particular on key targeted end-equipment in the consumer and computing markets, as well as our foundry and subcontracting business, which showed greater weakness than our core revenue drivers.

•	We have experienced substantial pressure from our customers and competitors to reduce the selling price of our products. See “Risk Factors — We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins” in Part I, Item 1A of this Annual Report. Although we do not expect to sustain our historical growth rate in 2009, we expect any future improvements in net income to result primarily from increases in sales volume and improvements in product mix, which will continue to improve the average selling prices of our products.

•	Sales of new products (products that have been sold for three years or less) for the years ended December 31, 2006, 2007 and 2008 amounted to 28.2%, 35.1% and 26.9% of total sales, respectively, including the contribution of recent acquisitions. New products generally have gross profit margins that are higher than the margins of our standard products. We believe the sales from new products is an important measure given the short life cycles of some of our products. See “Risk Factors — Our business may be adversely affected by obsolete inventories as a result of changes in demand for our products and change in life cycles of our products” in Part I, Item 1A of this Annual Report for additional information about product life cycles.

•	Our gross profit margin was 30.6% in 2008, compared to 32.5% in 2007 and 33.2% in 2006. Our gross profit margin decrease in 2008 was affected by lower capacity utilization at our manufacturing operations primarily due to current economic conditions along with the one time non-cash expense of $5.4 million incurred during the third quarter of 2008 for the increase in inventory for reasonable profit allowance in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and depreciation expense of fixed assets in connection with the Zetex acquisition. In 2007, we completed the move of our analog product from Taiwan to our Shanghai manufacturing facilities to increase the gross margin on this product line. Future gross profit margins will depend primarily on our utilization, product mix, cost savings, and the demand for our products. We expect gross profit margins to continue to remain under significant pressure until economic conditions improve.
•	For 2008, the percentage of our net sales derived from our Asian subsidiaries was 74.2%, compared to 75.4% in 2007 and 71.9% in 2006. We expect our net sales to the Asian market to increase as a percentage of our total net sales as a result of our customers’ continuing to shift their manufacturing of electronic products to Asia.

•	As a result of the Zetex acquisition we have added significant revenue in Europe. As such, Europe accounted for approximately 15.6% of our revenues in 2008.

•	As of December 31, 2008, we had invested approximately $197.3 million in our manufacturing facilities in China. During 2008, we invested approximately $30.0 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

•	For 2008, our capital expenditures were approximately 12.3% of annual revenue. Given the current economic conditions and our efforts to reduce costs, we expect capital expenditures to be less than 2% of revenue for 2009 or until economic conditions improve and additional manufacturing capacity is needed.

•	We increased our investment in research and development from $13.5 million in 2007 to $22.5 million in 2008, primarily as a result of the Zetex acquisition. In 2008, research and development expenses were approximately 5.2% of net sales. Although research and development increased in 2008, we expect the investment to decrease for 2009 as we are planning to restructure our product development organization and consolidate our design teams and to reduce costs, but to increase as a percentage of net sales due to the lower expected net sales.
Convertible Senior Notes
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
          During the fourth quarter of 2008 and the first quarter of 2009, we repurchased $46.5 million and $9.6 million principle amount of the Notes for approximately $23.2 million and $6.6 million in cash, respectively. Beginning January 1, 2009, we will adopt FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), that will change how we account for our Notes and will significantly increase our non-cash interest expense. See “Recently Issued Accounting Pronouncements” below for additional information about FSP APB 14-1 and Note 10 of “Notes to Consolidated Financial Statements” of this Annual Report for addition information the Notes and the repurchase.
Recent Acquisitions
          On November 3, 2006, we completed the purchase of the assets of APD Semiconductor Inc., a privately held U.S.-based fabless semiconductor company. APD’s main product focus is its patented and trademarked SBR® (super barrier rectifier) technology. The purchase price of the acquisition was $8.4 million in addition to a potential earn-out provision with respect to pre-defined covered products. The APD acquisition further strengthens our technology leadership in the standard semiconductor market and expand our product capabilities across important segments of our end-markets.
          On June 9, 2008, the Company completed the acquisition of all the outstanding ordinary capital stock of Zetex, a company incorporated under the laws of England and Wales. The Zetex shareholders received 85.45 pence in cash per Zetex ordinary share, valuing the fully diluted share capital of Zetex at approximately U.S.$176.3 million (based on a USD:GBP exchange rate of 1.9778), excluding acquisition costs, fees and expenses. In addition, in order to finance the acquisition, the Company entered into a loan agreement for $165 million that was later replaced with a “no net cost loan.” See “Debt instruments” below for additional information about the “no net cost loan.” We believe the acquisition will strengthen and broaden the Company’s product offerings, including entry into the LED lighting and automotive markets and expand the Company’s geographical footprint in the European markets.

          See Note 2 of “Notes to Consolidated Financial Statements” and “Risk Factors — Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations” in Part I, Item 1A of this Annual Report for additional information about our recent acquisitions.
Description of Sales and Expenses
          Net sales
          The principal factors that have affected or could affect our net sales from period to period are:
•	The condition of the economy in general and of the semiconductor industry in particular, in which we are currently experiencing a global decrease in demand for our products,

•	Our customers’ adjustments in their order levels,

•	Changes in our pricing policies or the pricing policies of our competitors or suppliers,

•	The termination of key supplier relationships,

•	The rate of introduction to, and acceptance of new products by, our customers,

•	Our ability to compete effectively with our current and future competitors,

•	Our ability to enter into and renew key corporate and strategic relationships with our customers, vendors and strategic alliances,

•	Changes in foreign currency exchange rates,

•	A major disruption of our information technology infrastructure, and

•	Unforeseen catastrophic events, such as armed conflict, terrorism, fires, typhoons and earthquakes.
          Cost of goods sold
          Cost of goods sold includes manufacturing costs for our semiconductors and our wafers. These costs include raw materials used in our manufacturing processes as well as the labor costs and overhead expenses. Cost of goods sold is also impacted by yield improvements, capacity utilization and manufacturing efficiencies. We are currently experiencing lower than normal utilization due to the current economic conditions. In addition, cost of goods sold includes the cost of products that we purchase from other manufacturers and sell to our customers. Cost of goods sold is also affected by inventory obsolescence if our inventory management is not efficient.
          Selling, general and administrative expenses
          Selling, general and administrative expenses relate primarily to compensation and associated expenses for personnel in general management, sales and marketing, information technology, engineering, human resources, procurement, planning and finance, and sales commissions, as well as outside legal, accounting and consulting expenses, and other operating expenses. Given the current economic conditions, we expect our selling, general and administrative expenses to decrease in absolute dollars for reasons described above in “Cost Reduction Initiative” and expect the decrease to continue until conditions improve.
          Research and development expenses
          Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development expenses are primarily associated with our wafer facilities in Kansas City, Missouri and Oldham, England and our facilities in China and Taiwan, as well as with our engineers in the U.S. All research and development expenses are expensed as incurred. We expect our research and development expenses to decrease in absolute dollars given the current economic conditions and our plans to reduce expenses for reasons described above in “Cost Reduction Initiative” until economic conditions improve.

          Amortization of acquisition related intangible assets
          Amortization of acquisition related intangible assets consist of amortization of acquisition-related intangible assets, such as developed technologies and customer relationships.
          In-process research and development
          In-process research and development (“IPR&D”) expenses consist of immediately expensed IPR&D, which had not yet reached technological feasibility and had no alternative future use as of the acquisition date in accordance with SFAS No. 141.
          Restructuring charge
          Restructuring charge consists of charges to reduce our cost structure to enhance operating effectiveness and improve profitability in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
          Interest income / expense
          Interest income consists of interest earned on our cash and investment balances. Interest expense consists of interest payable on our outstanding credit facilities and other debt instruments including the convertible senior notes. We expect our non-cash interest expense to increase significantly in 2009 when we adopt FSP APB 14-1. See “Recently Issued Accounting Pronouncements” below for further details on FSP APB 14-1.
          Income tax provision
          Our global presence requires us to pay income taxes in a number of jurisdictions. In general, earnings in the U.S. and Taiwan are currently subject to tax rates of 39.0% and 25.0%, respectively. In addition, Taiwan earnings are subject to an additional 10% retained earnings tax should the Taiwan earnings not be distributed. As an incentive for the formation of Anachip Corp., its earnings are subject to a five-year tax holiday (subject to certain qualifications of Taiwanese tax law). Earnings in Hong Kong are subject to a 16.5% tax for local sales or local source sales; all other Hong Kong sales are not subject to foreign income taxes. Earnings in Taiwan and Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by our China subsidiaries and sold to customers outside of Taiwan and Hong Kong, respectively. The U.S. tax rate on this Subpart F income is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, we receive credit against our U.S. tax liability for income taxes paid by our foreign subsidiaries.
          In addition, the earnings of Shanghai Kai Hong Technology Co., Ltd., which is located in the Songjiang Export Zone of Shanghai, China, were subject to a 12.5% tax rate. The earnings of Shanghai Kai Hong Electronic Co., Ltd. became subject to the standard local government tax rate of 25% for 2008.
          On June 9, 2008, the Company completed the acquisition of all the outstanding ordinary capital stock of Zetex. Earnings in the United Kingdom are currently subject to a tax rate of 28% and its earnings in Hong Kong are subject to a 16.5% tax rate. In addition, earnings in Germany are subject to a 30% tax rate.
          See Note 15 of “Notes to Consolidated Financial Statements” for additional information regarding income taxes.

Results of Operations
          The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period. All per share amounts have been adjusted to reflect the three-for-two stock splits in December 2005 and July 2007.

	Percent of Net sales					Percentage Dollar Increase (Decrease)
	Year Ended December 31,					Year Ended December 31,
	2004	2005	2006	2007	2008	04 to ’05	05 to ’06	06 to ’07	07 to ’08
Net sales	100%	100%	100%	100%	100%	15.6%	59.9%	16.9%	7.9%

Cost of goods sold	(67.3)	(65.4)	(66.8)	(67.5)	(69.4)	12.3	63.4	18.0	10.9

Gross profit	32.7	34.6	33.2	32.5	30.6	22.5	53.1	14.5	1.6
Operating expenses (1)	(14.5)	(15.8)	(16.4)	(17.4)	(24.5)	25.8	63.6	22.2	17.9

Income from operations	18.2	18.8	16.7	15.1	6.1	19.8	42.0	5.1	(55.9)
Interest income	—	0.4	2.0	4.5	2.8	2825.0	717.9	170.4	(33.8)
Interest expense	(0.6)	(0.3)	0.1	(1.7)	(2.2)	(10.1)	208.4	270.4	36.9
Other income (expense)	—	(0.2)	0.2	(0.1)	3.8	197.1	398.5	81.4	74.8

Income before taxes and minority interest	17.6	18.7	19.0	17.8	10.6	25.6	48.7	16.9	(35.8)
Income tax provision	3.5	3.1	3.4	2.4	1.1	2.6	74.9	(19.3)	(51.4)
Minority interest	(0.4)	(0.5)	(0.4)	(0.6)	(0.5)	61.8	17.8	84.3	(3.6)
Net income	13.7	15.0	15.2	14.9	9.0	30.4	44.4	23.9	(34.7)

(1)	Operating expenses consists of selling, general and administrative, research and development, amortization of acquisition related intangible assets, in-process research and development and restructuring charges.
          The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report (in thousands).

Year 2008 Compared to Year 2007

	2007	2008
Net sales	$401,159	$432,785
          Net sales for 2008 increased $31.6 million to $432.8 million from $401.2 million for 2007. The 7.9% increase was due primarily to a 2.2% increase in units sold and a 5.6% increase in average selling prices (“ASP”). The revenue increase was attributable to sales increases in all industry segments mainly due to the Zetex acquisition, partially offset by an overall weakening of global demand due to the global economic downturn, as well as our foundry and subcontracting businesses, which showed greater weakness than our core revenue drivers. Significant price pressure and an unfavorable commodity-based product mix also negatively affected sales in 2008.
          The following table sets forth the geographic breakdown of our net sales for the periods indicated based on the country to which the product is billed:

	Net sales for the year		Percentage of
	ended December 31		net sales
	2007	2008	2007	2008

China	$156,183	$130,045	38.9%	30.0%
Taiwan	102,562	118,577	25.6%	27.4%
United States	81,408	85,906	20.3%	19.8%
Korea	17,563	21,901	4.4%	5.1%
Germany	5,111	17,021	1.3%	3.9%
Singapore	9,854	14,852	2.5%	3.4%
England	7,710	12,821	1.8%	3.1%
All Others	20,768	31,662	5.2%	7.3%

Total	$401,159	$432,785	100%	100%

	2007	2008
Cost of goods sold	$270,780	$300,257
Gross profit	$130,379	$132,528
Gross profit margin	32.5%	30.6%
          Cost of goods sold increased $29.5 million, or 10.9%, for 2008 compared to $270.8 million for 2007. As a percent of sales, cost of goods sold increased from 67.5% for 2007 to 69.4% for 2008. Our average unit cost (“AUP”) for discrete devices decreased approximately 1.8% from 2007, AUPs for analog products decreased approximately 11.8%, and AUPs for wafer products increased approximately 11.8%. The increase in cost of goods sold and the percentage of sales increase were negatively affected by the one time non-cash expense of $5.4 million incurred during the third quarter of 2008 for the increase of inventory for reasonable profit allowance and depreciation expense related to fixed assets in connection with the Zetex acquisition along with lower capacity utilization in our manufacturing operations due primarily to market conditions. As per SFAS 123R, included in cost of goods sold for 2007 and 2008 were $0.3 million and $0.1 million, respectively, of non-cash, share-based compensation expenses associated with our manufacturing facilities.
          Gross profit for 2008 increased 14.5% to $132.5 million from $130.4 million for 2007. Gross profit margin as a percentage of net sales was 30.6% for 2008, compared to 32.5% for 2007. The decreased gross margin was primarily due to the increase of inventory for reasonable profit allowance and depreciation expense of fixed assets in connection with the Zetex acquisition and lower capacity utilization in our manufacturing operations.

	2007	2008
Selling, general and administrative (“SG&A”)	$55,127	$68,373
          SG&A for 2008 increased approximately $13.2 million, or 24.0%, to $68.4 million, compared to $55.1 million for 2007, due primarily to additional SG&A expenses related to the Zetex operations. The following expense categories increased, mainly due to additional Zetex SG&A expenses: (i) $5.0 million increase in wages and related benefits, including share-based compensation, (ii) $3.6 million increase in facility expense, depreciation, supplies and other operating expenses, (iii) $3.6 million increase in communication, professional expense and travel expense, and (iv) $1.3 million increase in marketing and selling expense. SG&A, as a percentage of net sales, was 15.8% in 2008, compared to 13.7% in 2007. As per SFAS No. 123R, included in SG&A for 2007 and 2008 were $4.8 million and $3.6 million, respectively, of non-cash, share-based compensation expenses.

	2007	2008
Research and development (“R&D”)	$12,955	$21,882
          R&D for 2008 increased $8.9 million to $21.9 million, or 5.1% of net sales, from $13.0 million, or 3.2% of net sales, for 2007. The increase was due primarily to additional R&D expenses related to the Zetex operations. The following expense categories increased, mainly due to additional Zetex R&D expenses: (i) $5.3 million increase in wages and related benefits and (ii) $3.7 million increase in operating expenses, depreciation, building maintenance and operating expense. As per SFAS No. 123R, included in R&D for 2007 and 2008 were $0.5 million and $0.3 million, respectively, of non-cash, share-based compensation expenses.

	2007	2008
Amortization of acquisition-related intangible assets	$836	$3,706
          Amortization of acquisition related intangibles for 2008 increased $2.9 million to $3.7 million from $0.8 million for 2007. The increase was due primarily to approximately $2.6 million of non-cash amortization expense associated with the preliminary identification of intangible assets in connection with the acquisition of Zetex. The 2008 charge related to seven months of amortization expense and we estimate this charge to be approximately $1.3 million per quarter for 2009 based on preliminary projections.

	2007	2008
In-process research and development (“IPR&D”)	$—	$7,865
          During the third quarter of fiscal 2008, per SFAS No. 141, we recorded an approximately $7.9 million one-time, non-cash expense associated with the preliminary identification of acquired intangible IPR&D in connection with the acquisition of Zetex, which had not yet reached technological feasibility and had no alternative future use as of the Zetex acquisition date.

	2007	2008
Restructuring charge	$1,061	$4,089
          In the years ended December 31, 2007 and 2008, we recorded approximately $1.1 million and $4.1 million in restructuring charges, respectively. We have recorded various restructuring charges to reduce our cost structure to enhance operating effectiveness and improve future profitability. These restructuring activities impacted several functional areas of our operations in different locations and were undertaken to meet specific business objectives in light of the facts and circumstances at the time of each restructuring event. For 2008, these charges included costs to reduce the headcount in our UK operations along with additional headcount reductions in our worldwide workforce. For 2007, these charges include costs related to the consolidation of our analog wafer probe and final test operations from Hsinchu, Taiwan to our manufacturing facilities in Shanghai, China, which primarily consisted of termination and severance costs, and impairment of fixed assets.

	2007	2008
Interest income	$18,117	$11,991
          Interest income for 2008 was $12.0 million, compared to $18.1 million for 2007, due primarily to a decrease in interest income earned on our ARS. Interest income for 2008 on our ARS has been impacted by the continued turmoil in the credit markets.

	2007	2008
Interest expense	$6,831	$9,348
          Interest expense for 2008 was $9.3 million, compared to $6.8 million for 2007. The $2.5 million increase is due primarily to interest expense related to the $165 million loan used to finance the June 2008 Zetex acquisition. Interest expense related to the 2.25% convertible senior notes was approximately $5.2 million in both 2008 and 2007. Beginning January 1, 2009, we are required to adopt FSP APB 14-1, which will require us to separately account for a liability and equity component of the convertible senior notes. The liability portion of the notes will reflect an estimated 8.5% non-convertible borrowing rate. We therefore expect to record an additional pre-tax, non-cash interest expense of approximately $8 to 9 million for 2009.

	2007	2008
Other income (expense)	$(225)	$16,594
          Other income for 2008 was $16.6 million, compared to other expense of $0.2 million for 2007. The $16.8 million increase was due primarily to a $22.8 gain from extinguishments of debt (in the fourth quarter of 2008, we repurchased $46.5 million of our $230 million 2.25% Convertible Senior Notes for approximately $23.2 million in cash, which reduces our convertible debt to $183.5 million) and $0.9 million foreign currency transaction gains due primarily to favorable Taiwan currency and China currency exchange rate changes during the year, offset by approximately $1.5 million of loss from forward contract hedging related to hedging the Zetex acquisition purchase price, and $5.4 million foreign currency transaction losses due primarily to strengthening of the U.S. dollar versus the British Pound negatively affecting foreign currency hedges entered into by Zetex prior to our acquisition.

	2007	2008
Income tax provision	$9,428	$4,585
          We recognized income tax expense of $4.6 million for 2008, resulting in an effective tax rate of 10.0%, as compared to 13.2% for 2007. Our lower effective tax rate compared with the same period last year was the result of income tax refunds in China and the favorable settlement of income tax audits in Taiwan, partially offset by the purchase accounting adjustments from the Zetex acquisition and the repatriation of earnings from our Hong Kong subsidiary. For 2009, we anticipate our full-year effective tax rate to be in the mid-teen range as we continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

	2007	2008
Minority interest in consolidated subsidiaries	$2,376	$2,290
          Minority interest in consolidated subsidiaries primarily represented the minority investor’s share of the earnings of our China and Taiwan subsidiaries for the year. The joint venture investments were eliminated in the consolidations of our financial statements, and the activities of our China and Taiwan subsidiaries were included therein. As of December 31, 2007 and 2008, we had 95% controlling interests in Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd., and a 99.8% controlling interest in Anachip Corp.

	2007	2008
Net income	$59,657	$38,975
          Net income decreased 34.7% to $39.0 million (or $0.96 basic earnings per share and $0.91 diluted earnings per share) for 2008, compared to $59.7 million (or $1.51 basic earnings per share and $1.41 diluted earnings per share) for 2007, due primarily to increasing pressure on ASP and lower gross profit margin, deteriorating global economy and approximately $14.7 million in purchase price adjustments related to the Zetex acquisition.

Year 2007 Compared to Year 2006

	2006	2007
Net sales	$343,308	$401,159
          Net sales for 2007 increased $57.9 million to $401.2 million from $343.3 million for 2006. The 16.9% increase was due primarily to a 25.4% increase in units sold, offset by a 6.8% decrease in ASP. The decrease in ASP was due to the price pressure on our product lines. The following table sets forth the geographic breakdown of our net sales for the periods indicated based on the country to which the product is shipped:

	Net sales for the year		Percentage of
	ended December 31		net sales
	2006	2007	2006	2007

China	$118,303	$156,183	34.5%	38.9%
Taiwan	96,401	102,562	28.1%	25.6%
United States	76,357	81,408	22.2%	20.3%
All Others	52,247	61,006	15.2%	15.2%

Total	$343,308	$401,159	100%	100%

	2006	2007
Cost of goods sold	$229,416	$270,780
Gross profit	$113,892	$130,379
Gross profit margin	33.2%	32.5%
          Cost of goods sold increased $41.4 million, or 18.0%, for 2007 compared to $229.4 million for 2006. As a percent of sales, cost of goods sold increased from 66.8% for 2006 to 67.5% for 2007. Our AUP for discrete devices decreased approximately 2.4% from 2006, AUPs for analog products decreased approximately 12.8%, and AUPs for wafer products decreased approximately 1.6%. As per SFAS No. 123R, included in cost of goods sold for 2006 and 2007 were $0.5 million and $0.3 million, respectively, of non-cash, stock option compensation expenses related to our manufacturing facilities.
          Gross profit for 2007 increased 14.5% to $130.4 million from $113.9 million for 2006. Gross margin as a percentage of net sales was 32.5% for 2007, compared to 33.2% for 2006. The decreased gross margin was primarily due to product mix changes.

	2006	2007
SG&A	$47,817	$55,127
          SG&A expenses for 2007 increased approximately $7.3 million, or 15.3%, to $55.1 million, compared to $47.8 million for 2006, due primarily to (i) an approximately $1.6 million increase associated with non-cash, share-based compensation expense related to options and share grants, (ii) $4.2 million higher sales commissions, wages and marketing expenses associated with the increased marketing and operating activities, and (iii) $0.8 million increase in audit expenses associated with Sarbanes-Oxley Act compliance. SG&A, as a percentage of net sales, was 13.7% in 2007, compared to 13.9% in 2006.

	2006	2007
R&D	$8,237	$12,955
          R&D expenses for 2007 increased $4.7 million to $13.0 million, or 3.2% of net sales, from $8.2 million, or 2.4% of net sales, for 2006. R&D expenses are primarily related to new product development at the silicon wafer level and at the packaging level.

	2006	2007
Restructuring charge	$—	$1,061
          For 2007, we recorded approximately $1.1 million in restructuring charges related to the consolidated of our analog wafer probe and final test operations from Hsinchu, Taiwan to our manufacturing facilities in Shanghai, China, which primarily consisted of termination and severance costs and impairment of fixed assets.

	2006	2007
Interest income	$6,699	$18,117
          Interest income for 2007 was $18.1 million, compared to $6.7 million for 2006, due primarily to interest income earned on short-term investment securities purchased with the proceeds from the $230 million convertible bonds.

	2006	2007
Interest expense	$1,884	$6,831
          Interest expense for 2007 was $6.8 million, compared to $1.8 million for 2006, due primarily to $4.1 million increase in interest expense related to the 2.25% convertible bonds ($5.2 million in 2007, compared to $1.1 million in 2006), and to a lesser extent, $1.1 million increase in amortization related convertible bonds issuance costs relating to the full year 2007 amortization expense.

	2006	2007
Other expense	$(1,212)	$(225)
          Other expense for 2007 was $0.2 million, compared to $1.2 million for 2006. The $1.0 million decrease in other expense was due primarily to $1.1 million one time adjustment for currency exchange losses in the third quarter of 2006 and $0.1 million decrease in currency exchange loss in 2007.

	2006	2007
Income tax provision	$11,689	$9,428
          We recognized income tax expense of $9.4 million for 2007, resulting in an effective tax rate of 13.2%, as compared to 19.1% for 2006. Our lower effective tax rate compared with the same period last year was the result of lower income in the U.S and higher income in low-taxed foreign jurisdictions, as well as a decrease in the amount of estimated repatriation of earnings of our foreign subsidiaries, partially offset by the increased income tax rate at one of our China subsidiaries (Shanghai Kai Hong Technology Co., Ltd. is subject to a range of 7.5% to 12.5% preferential tax rate from 2007 through 2009, compared to a 0% tax rate in 2006).

	2006	2007
Minority interest in consolidated subsidiaries	$1,289	$2,376

          Minority interest in consolidated subsidiaries primarily represented the minority investor’s share of the earnings of our China and Taiwan subsidiaries for the year. The joint venture investments were eliminated in the consolidations of our financial statements, and the activities of our China and Taiwan subsidiaries were included therein. As of December 31, 2006 and 2007, we had 95% controlling interests in Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd., and a 99.8% controlling interest in Anachip Corp.

	2006	2007
Net income	$48,143	$59,657
          Net income increased 23.9% to $59.7 million (or $1.51 basic earnings per share and $1.41 diluted earnings per share) for 2007, compared to $48.1 million (or $1.25 basic earnings per share and $1.16 diluted earnings per share) for 2006, due primarily to increased revenue, higher net interest income from short-term investments and a lower effective tax rate.

Financial Condition
          Liquidity and Capital Resources
          Due to the weakness of the global economy and recent changes to our organizational structure to maximize efficiencies and reduce costs, we have engaged in an in-depth review of our cash requirements, current cash balances, future cash availability and our borrowing costs. As part of this review, we have sought to reduce our interest expense by taking the following steps:
•	In January 2009, we borrowed an additional $1.7 million against our “no net cost loan” facility with UBS BANK USA, bringing the total outstanding balance to $213 million. See below for additional information about our “no net cost loan” facility.

•	Due to the lower interest rate earned on cash balances by one of our foreign subsidiaries and higher interest rate charged to borrow cash in the U.S., we transferred approximately $5 million from that foreign subsidiary into our U.S. bank account during the first quarter of 2009.

•	In February 2009, we paid in full the outstanding balance on our revolving credit commitment and our term loan facility and terminated our Amended and Restated Credit Agreement and Covenant Agreement with Union Bank. We have no current plans to replace these credit facilities; however, should future business needs arise and the credit markets permit, we may seek to obtain additional credit facilities.
          Our primary sources of liquidity are cash, funds from operations and borrowings under our credit facilities. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs. For 2006, 2007 and 2008, our working capital was $395.4 million, $451.8 million, and $208.4 million, respectively. Our working capital decreased in 2008 mainly due to the re-classification of our ARS portfolio from current assets to long-term assets as a result of the their lack of liquidity. We expect cash generated by our U.S. and international operations, together with existing cash, cash equivalents, and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months. Cash and cash equivalents, the conversion of other working-capital items and borrowings are expected to be sufficient to fund on-going operations.
          On October 12, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”), which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. In connection with the issuance of the Notes, we incurred approximately $6.2 million of issuance costs, which primarily consisted of investment banker fees, legal and accounting fees. These costs are classified within other assets and are being amortized as a component of interest expense using the straight-line method over the life of the Notes from issuance through October 12, 2011. During the fourth quarter of 2008 and the first quarter of 2009, we repurchased $46.5 million and $9.6 million principal amount of the Notes for approximately $23.2 million and $6.6 million in cash, respectively. See Note 10 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information about the Notes and the repurchase.
          In 2006, 2007 and 2008, our capital expenditures were $45.1 million, $54.2 million and $53.4 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the U.S., and an office building in Taiwan. Capital expenditures for 2008 were approximately 12.3% of revenue. Until economic conditions improve, we expect capital expenditures to be approximately 2% of revenue for 2009.
          As of December 31, 2008, we had $320.6 million invested in ARS, which are classified as long-term, trading securities. With the liquidity issues experienced in the global credit and capital markets, our ARS have experienced multiple failed auctions. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair values of these ARS no longer approximates par value.
          On October 29, 2008, we reached a settlement with UBS AG and affiliates (“UBS AG”), in regard to our ARS portfolio, which gives us the option to “put” the $320.6 million ARS portfolio back to UBS AG at any time from June 30, 2010 through July 2, 2012 at par value in exchange for cash. Upon entering into this settlement, we elected the fair value option and recorded the “put” right at its fair value and a related gain. In addition, we transferred our ARS portfolio from an available-for-sale category to a trading category of investments. Upon transferring the ARS portfolio to a trading category, all of the previously unrealized holding losses included in comprehensive income were recognized in earnings. As a result of categorizing the ARS as trading investments and the election of the fair value option for the “put” right, all future changes in fair value for both of these financial instruments will be recognized in earnings and are expected to offset, thereby creating accounting symmetry at inception of the settlement and during each period until we exercise our “put”

option. See Note 4 of “Notes to Consolidated Financial Statements” and “Risk Factors — Our Auction Rate Securities (“ARS”) are currently illiquid and we cancelled our bank credit facility in the U.S.; therefore, we must rely solely upon existing cash reserves, available foreign credit facilities and funds from existing operations to finance future operations” in Part I, Item 1A of this Annual Report for additional information about our settlement with UBS AG.
          On March 31, 2008, in connection with the acquisition of Zetex, we entered into a $165 million margin loan with UBS Financial Services, Inc., which accrued interest and was secured by our ARS portfolio.
          On November 4, 2008, we accepted an offer of a “no net cost loan,” which replaced the margin loan, from UBS BANK USA (“UBS Bank”), an affiliate of UBS AG and is collateralized by our ARS portfolio. The “no net cost loan” allows us to draw up to 75% of the stated value of our ARS portfolio, as determined by the UBS Bank, and is subject to collateral maintenance requirements. Under the “no net cost loan,” the interest rate we pay on the “no net cost loan” will not exceed the interest rate earned on the pledged ARS portfolio. Subsequent to the agreement, we drew up to the 75% stated value limit, or $213 million of our ARS portfolio, as determined by UBS Bank.
          As of December 31, 2008, the balance of the “no net cost loan” was $213 million and classified as long-term debt. Since we have drawn up to the 75% limit and the stated value of the ARS has decreased, we cannot draw additional funds from the “no net cost loan” until 75% of the stated value of the ARS exceeds $213 million, at which time we can draw additional funds. Although we cannot currently draw additional funds, we are not required to repay any part of the “no net cost loan” that exceeds 75% of the stated value of the ARS portfolio. See Note 10 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information about our “no net cost loan.”
          Discussion of Cash Flows
          Cash and short-term investments have increased from $339.9 million at December 31, 2006, to $379.7 million at December 31, 2007, then decreased to $103.5 million at December 31, 2008. The increase from 2006 to 2007 was primarily due to the short-term investments purchased with proceeds from the $230 million Convertible Senior Notes. The decrease during 2008 was mainly due to the reclassification of our ARS portfolio from short-term to long-term investments.

	Year Ended December 31,
	2006	2007	Change	2007	2008	Change

Net cash provided by operating activities	$72,081	$90,771	$18,690	$90,771	$57,171	$(33,600)
Net cash used by investing activities	(325,695)	(88,363)	237,332	(88,363)	(203,501)	(115,138)
Net cash provided by financing activities	228,989	4,674	(224,315)	4,674	196,868	192,194
Effect of exchange rates on cash and cash equivalents	225	209	(16)	209	(3,221)	(3,430)

Net increase (decrease) in cash and cash equivalents	$(24,400)	$7,291	$31,691	$7,291	$47,317	$40,026

          Operating Activities
          Net cash provided by operating activities during 2008 was $57.2 million, resulting primarily from $39.0 million of net income in this period, $41.6 million of depreciation and amortization and a $24.9 million reduction in accounts receivables, partially offset by $22.8 million of gain from extinguishment of debt. Net cash provided by operating activities was $90.8 million for 2007 and $72.1 million for 2006.
          Net cash provided by operations decreased by $33.6 million from 2007 to 2008. This decrease resulted primarily from a $20.7 million decrease in net income (from $59.7 million in 2007 to $39.0 million in 2008), a $12.7 million decrease in net working capital, partially offset by a $22.4 million increase in depreciation and amortization expense. We continue to closely monitor our credit terms with our customers, while at times providing extended terms, primarily required by our customers in Asia and Europe.
          Net cash provided by operations increased by $18.7 million from 2006 to 2007. This increase resulted primarily from a $11.5 million increase in net income (from $48.1 million in 2006 to $59.7 million in 2007), a $1.6 million increase in non-cash, share-based compensation expense, and a $7.3 million increase in depreciation and amortization expense, partially offset by a $1.5 million change in net working capital.
          Investing Activities
          Net cash used by investing activities for 2008 was $203.5 million, resulting primarily from $153.2 million in acquisitions, net of cash acquired and $53.2 million in capital expenditures.
          Net cash used by investing activities for 2007 was $88.4 million, resulting primarily from $56.1 million in capital expenditures and $32.5 million in purchase of securities.
          Net cash used by investing activities for 2006 was $325.7 million, resulting primarily from $250.7 million in purchase of securities, $45.7 million in capital expenditures and $29.4 million in acquisitions, net of cash acquired.
          Financing Activities
          Net cash provided by financing activities for 2008 was $196.9 million, resulting primarily from the proceeds of long-term debt of $212.7 million from the no net cost loan, partially offset by $24.5 million in repayments of long-term debt.
          Net cash provided by financing activities for 2007 was $4.7 million, resulting primarily from $7.6 million from stock option exercises in 2007 and repayments of long-term debt, partially offset by $2.8 million in repayments of long-term debt.
          Net cash provided by financing activities for 2006 was $229.0 million, resulting primarily from proceeds of long-term debt of $228.6 million from the convertible senior notes offering.
          Debt instruments
          On March 28, 2008, we entered into a fourth amendment to our U.S. credit agreement with Union Bank of California, N.A. (“Union Bank”) (“Fourth Amended Credit Agreement” or “Revolving Credit Agreement”). Under the Fourth Amended Credit Agreement the Company had available a revolving credit commitment of up to $22.5 million (increased from $20.0 million), including a $5.0 million letter of credit sub-facility and a term loan facility of $5.0 million. As of December 31, 2008, there were no amounts outstanding under the revolving credit commitment and approximately $1.7 million was outstanding under the term loan.
          On February 6, 2009, we paid in full the outstanding balance of approximately $2.5 million on our revolving credit commitment with Union Bank and terminated the Amended and Restated Credit Agreement that governed the revolving credit commitment. On February 11, 2009, we paid in full the outstanding balance of approximately $1.5 million on our Union Bank term loan facility and terminated the Covenant Agreement that governed that facility, which was scheduled to mature on August 29, 2010.
          On March 31, 2008, we obtained from UBS a letter of credit in favor of Diodes FabTech Inc., in an aggregate amount of $165 million (the “Letter of Credit”). In connection with the acquisition of Zetex, we drew $165 million on the Letter of Credit, which accrued interest and was secured by our ARS portfolio.

          On November 4, 2008, we accepted an offer of “no net cost loan,” which replaced the Letter of Credit, from UBS Bank and is collateralized by our ARS portfolio. The “no net cost loan” allows us to draw up to 75% of the stated value of our ARS portfolio, as determined by UBS Bank. Under the “no net cost loan,” the interest rate we pay on the “no net cost loan” will not exceed the interest rate earned on the pledged ARS portfolio. As of December 31, 2008, the balance of the “no net cost loan” was $213 million and it was classified as long-term debt. See “Liquidity and Capital Resources” above and see Note 10 of “Notes to Consolidated Financial Statements” in this Annual Report for additional information about our “no net cost loan.”
          As of December 31, 2008, our Asia and Europe subsidiaries have available lines of credit of up to an aggregate of $49.4 million, with several financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by each subsidiary’s premises, are unsecured, uncommitted and, in some instances, may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2008, $6.1 million was outstanding on these lines of credit, and the interest rates ranged from 2.0% to 2.8%.
          In October, 2006, we issued and sold convertible senior Notes with an aggregate principal amount of $230 million due 2026, which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. Interest will accrue on the Notes from and including October 12, 2006 or from and including the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date or maturity date, as the case may be. Commencing with the six-month period beginning October 1, 2011, and for each six-month period thereafter, we will, on the interest payment date for such interest period, pay contingent interest to the holders of the Notes under certain circumstances and in amounts described in the indenture. For U.S. Federal income tax purposes, we treat, and each holder of the Notes agreed under the indenture to treat, the Notes as contingent payment debt instruments governed by special tax rules and to be bound by our application of those rules to the Notes.
          During the fourth quarter of 2008 and the first quarter of 2009, we repurchased $46.5 million and $9.6 million principal amount of the Notes for approximately $23.2 million and $6.6 million in cash, respectively. Beginning January 1, 2009, we will adopt FSP APB 14-1, which will change how we account for our Notes and will significantly increase our non-cash interest expense. See “Recently Issued Accounting Pronouncements” below for additional information about FSP APB 14-1 and see Note 10 of “Notes to Consolidated Financial Statements” in this Annual Report for additional information about the Notes and the repurchase.
          We may from time to time seek to repurchase our outstanding debt in the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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

Contractual Obligations
          The following table represents our contractual obligations as of December 31, 2008:

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt (1)	$401,985	$1,339	$1,371	$730	$398,545
Capital leases	2,557	448	654	655	800
Operating leases	19,709	5,506	7,711	6,366	126
Defined benefit obligations	11,984	—	—	—	11,984
Purchase obligations	5,478	5,478	—	—	—

Total obligations	$441,713	$12,771	$9,736	$7,751	$411,455

(1)	On each of October 1, 2011, October 1, 2016 and October 1, 2021, holders of our Convertible Senior Notes may require the Company to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date.
          Per FASB interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), liabilities are not included in the above contractual obligations as we can not make reasonable estimates of the amount and period in which those tax liabilities would be paid. See “Accounting for income taxes” below and Note 15 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information regarding FIN 48.

Critical Accounting Policies and Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, which are based upon historical experiences, market trends and financial forecasts and projections, and upon various other assumptions that management believes to be reasonable under the circumstances at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.
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
          Accounting for income taxes
          As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. Deferred tax accounting requires that we evaluate net deferred tax assets by jurisdiction to determine if these assets will more likely than not be realized in the foreseeable future. This test requires the consideration of the reversal of temporary differences between book and tax basis, the projection of our taxable income into future years and the use of tax planning strategies to determine if it is more likely than not that we will realize the tax assets. This analysis requires considerable judgment and is subject to change to reflect future events and changes in the tax laws.
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
          We adopted the provisions of FIN 48, effective January 1, 2007. As a result of the implementation of FIN 48, we recorded an approximate $2.0 million increase in the liability for unrecognized tax benefits, primarily related to our foreign subsidiaries, which was accounted for as a reduction to the January 1, 2007 retained earnings balance.
          Allowance for doubtful accounts
          We evaluate the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations to us, we record an allowance to reduce the receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense.
          Goodwill and long-lived assets
          Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. As of December 31, 2008, goodwill was $46.5 million. We account for goodwill in accordance with SFAS No. 142 Goodwill and Other Intangible Assets, for which goodwill is tested for impairment at least annually and between annual tests if indicators of potential impairment exist. In 2008, we changed the timing of our annual goodwill impairment testing from December 31 to October 1 to allow us to complete the testing in advance of our year-end closing. The fair value of the reporting units was calculated using the income approach and the market approach. Under the income approach, the fair value of the reporting units was calculated by estimating the present value of associated future cash flows. Under the market approach, the fair value was calculated using the guideline public company method and the mergers and acquisitions method. We determined that the fair value of the reporting units exceeds the carrying value of units, thus indicating that the goodwill was not impaired as of the testing date.
          We assess the impairment of certain long-lived assets at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value using a discounted cash flow analysis.
          Share-based compensation
          We account for share-based compensation in accordance with SFAS No. 123R, Share-Based Payments. We use the Black-Scholes-Merton model, consistent with prior period valuations under SFAS No. 123, Accounting for Stock-Based Compensation, to determine the fair value of stock options on the date of grant. Restricted stock grants are measured based on the fair market value of the underlying stock on the date of grant.
          The amount of compensation expense recognized using the Black-Scholes-Merton model requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. The fair value calculated by this model is a function of several factors, including the grant price, the expected future volatility, the expected term of the option and the risk-free interest rate of the option. The expected term and expected future volatility of the options require our judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest. We estimate the forfeiture rate based on historical experience and to the extent our actual forfeiture rate is different from our estimate, share-based compensation expense is adjusted accordingly.
          Fair value measurements
          On January 1, 2008, we adopted the methods of fair value as described in SFAS No. 157, Fair Value Measurements, to value our ARS portfolio. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is market-based measurement that should be determined based on the assumptions that market participants would use in pricing an assets or liability. SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as following:
          Level 1 — Observable inputs such as quoted prices inactive market.
          Level 2 — Inputs other than the quoted prices in active markets that are observable either directly or indirectly.
          Level 3 — Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

          Due to lack of observable market quotes on our ARS portfolio and “put” option, we utilized a valuation model that relies exclusively on Level 3 inputs including those that are based on factors that reflect assumptions market participants would use in pricing, including, among others: relevant future market conditions including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer and bond insurer, the percent of the Federal Family Education Loan Program (“FFELP”) guaranty, and the maturity of the securities, as well as the market activity of similar securities. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit rating of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterpart risk and ongoing strength and quality of market credit and liquidity.
          Defined benefit plan
          We maintain pension plans covering certain of our employees in the United Kingdom (“U.K.”) and Germany. For financial reporting purposes, the net pension and supplemental retirement benefit obligations and the related periodic pension costs are calculated based upon, among other things, assumptions of the discount rate for plan obligations, estimated return on pension plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.
          Asset retirement obligations
          We recognize assets retirement obligations (“ARO’s”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the assets respective useful life. Our ARO’s consist primarily of estimated costs to return leased property to its original condition. The liabilities of $0.3 million for ARO’s are included in our consolidated balance sheet as other long-term liabilities.
          Investment in joint venture
          Investment in joint ventures over which we have the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. These investments are evaluated for impairment in accordance with the requirements of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be other than temporary. In judging “other than temporary,” we would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and our long-term intent of retaining the investment in the investee. The value of our investment in joint venture of $0.6 million is included in our consolidated balance sheet as other assets.
          Contingencies
          From time to time, we are involved in a variety of legal matters that arise in the normal course of business. Based on information available, we evaluate the likelihood of potential outcomes. In accordance with SFAS No 5, Accounting for Contingencies, we record the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, we do not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.

Recently Issued Accounting Pronouncements
          In November 2008, the FASB ratified the EITF consensus on EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. This pronouncement clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF Issue No. 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF Issue No. 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the future impacts and required disclosures of this pronouncement.
          In November 2008, the FASB ratified the EITF consensus on EITF Issue No. 08-6, Equity Method Investment Accounting Considerations. This pronouncement clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF Issue No. 08-6 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the future impacts and required disclosures of this pronouncement.
          In June 2008, the FASB ratified the EITF consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. This pronouncement clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the future impacts and required disclosures of this pronouncement.
          In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This pronouncement provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Upon adoption, a company is required to retrospectively adjust its EPS data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. We are currently evaluating the future impacts and required disclosures of this pronouncement.
          In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This pronouncement clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have considered the future impacts and required disclosures of this pronouncement and believe it will result in material adjustments in accounting for our originally issued $230 million convertible senior notes issued in October 2006. Furthermore, all adjustments are required to be made retrospectively as of the date of issuance of the convertible senior notes and therefore, will be treated as if convertible senior notes have always been accounted for in accordance with this pronouncement. This retrospective treatment will require us to restate the amounts included in previously issued financial statements in future filings. Preliminarily, when we restate our consolidated statements of income for the years 2007 and 2008, we expect to increase our non-cash interest expense and decrease its deferred tax expense by approximately $10 million and approximately $4 million for each year, respectively. Also, our $22.8 million pre-tax gain on extinguishment of debt and deferred tax expense for 2008 will be reduced by approximately $7 million (non-cash) and approximately $3 million, respectively. In addition, when we restate our December 31, 2008 balance sheet we expect to reduce our long-term debt from $183.5 million to approximately $147 million. The deferred tax liability associated with the convertible debt instrument will also decrease by approximately $15 million. For 2009, we expect to record an additional non-cash interest expense of approximately $8 to $9 million. This amount is less than in 2007 and 2008 due to the extinguishment of $46.5 million and $9.6 million par value convertible senior notes in December 2008 and January 2009, respectively.
          In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157. This

pronouncement delays the effective date of SFAS No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We are currently evaluating the future impacts and required disclosures of this pronouncement.
          In December 2008, the FASB issued FSP FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This pronouncement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. FSP FAS 132R-1 is effective for financial statements issued for fiscal years beginning after December 15, 2009. We are currently evaluating the future impacts and required disclosures of this pronouncement.
          In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Asset. This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other accounting principles generally accepted in the U.S. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We are currently evaluating the future impacts and required disclosures of adopting this pronouncement.
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133. This pronouncement requires that objectives for using derivatives instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the future impacts and required disclosures of adopting this pronouncement.
          In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which changes how business acquisitions are accounted. This pronouncement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Among the more significant changes in the accounting for acquisitions are the following: i) Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition; ii) IPR&D will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition; iii) Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price; and iv) Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in consideration and were recorded as adjustments to goodwill. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. Early adoption is prohibited. We are currently evaluating the future impacts and required disclosures of this pronouncement.
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This pronouncement establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest, that leave control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCIs even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for financial statements issued beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. After adoption, noncontrolling interests ($7.2 million and $9.5 million as of December 31, 2007 and 2008, respectively) will be classified as stockholders’ equity, a change from its current classification between liabilities and stockholders’ equity. We are currently evaluating the future impacts and required disclosures of this pronouncement.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          Foreign Currency Risk. We face exposure to adverse movements in foreign currency exchange rates, primarily in Asia and Europe. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have a material adverse impact upon our financial results. Certain of our assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar and the British Pound Sterling and, to a lesser extent, the Japanese Yen, the Euro and the Hong Kong dollar.
          Historically, because of the relatively small size and nature of each individual currency exposure, we did not regularly employ hedging techniques designed to mitigate foreign currency exposures. During the second quarter of 2008, with the acquisition of Zetex, we adopted forward exchange contracts, designated as foreign-currency cash flow hedges, to reduce the potentially adverse effects of foreign-currency exchange rate fluctuations that occur in the normal course of business. We use forward exchange contracts to hedge, thereby attempting to reduce our overall exposure to the effects of currency fluctuations on cash flows. We do not permit speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro and the British Pound Sterling, we hedge a portion of our foreign currency exposures anticipated over the ensuing twelve-months to two-year periods. In doing so, we use foreign currency exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period. As of December 31, 2008, we have forward contracts, primarily relating to the operations acquired from Zetex, of approximately $18 million that mature monthly over the next twelve months. Currently we do not intend to enter into additional forward contracts.
          If the Chinese Yuan, the Taiwanese dollar, the Euro and the British Pound Sterling were to strengthen or weaken by 1.0% against the U.S. dollar, we would experience currency gain of approximately $0.2 million and currency loss of approximately $0.2 million, respectively. In the future, we may enter into hedging arrangements designed to mitigate foreign currency fluctuations. The Chinese government has begun to permit the Chinese Yuan to float more freely compared to other world currencies. Should the Chinese government allow a significant Chinese Yuan appreciation, and we do not take appropriate means to offset this exposure, the effect could have a material adverse impact upon our financial results.
          During the second quarter of 2008, with the acquisition of Zetex, we adopted a contributory defined benefit plan that covers certain employees in the United Kingdom and Germany. The defined benefit plan is closed to new entrants and frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. On the acquisition date, we determined the fair value of the defined benefit plan assets and utilize an annual measurement date of December 31. At subsequent measurement dates, defined benefit plan assets will be determined based on fair value. Defined benefit plan assets consist primarily of high quality corporate bonds that are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating to the terms of the related pension liability. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses. As of December 31, 2008, the plan is underfunded and a liability of $12 million is reflected in our consolidated financial statements as noncurrent liabilities. The amount recognized in accumulated other comprehensive income was a net loss of $4.7 million and the weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2008 was 6.4%. The asset value of the defined benefit plan has been volatile in recent months due primarily to wide fluctuations in the United Kingdom’s equity markets and bond markets. See “Risk Factors — Due to the recent and ongoing fluctuations in the United Kingdom’s equity markets and bond markets, changes in actuarial assumptions for our Company’s defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and could have a negative impact on our results of operations and profitability.” in Part I, Item 1A of this Annual Report for further information.

          Interest Rate Risk. We have credit facilities with financial institutions in Asia and Europe as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. On February 6, 2009, we terminated our credit facilities with Union Bank. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As a matter of policy, we do not enter into derivative transactions for speculative purposes. As of December 31, 2008, our outstanding debt under our interest-bearing credit agreements was $402.0 million, including $183.5 million convertible notes with a fixed interest rate of 2.25% and $212.7 million under our “no net cost loan.” Based on an increase or decrease in interest rates by 1.0% for the year, our annual interest rate expense would increase or decrease by approximately $0.1million due to the fact that any increase in interest expense related to our “no net cost loan” will be offset by interest earned on our ARS portfolio.
          Political Risk. We have a significant portion of our assets in mainland China, Taiwan and the United Kingdom. The possibility of political conflict between the any of these countries or with the U.S. could have a material adverse impact upon our ability to transact business through these important business channels and to generate profits. See “Risk Factors” — Risks Related to our International Operations” in Part I, Item 1A of this Annual Report for further information.
          Liquidity Risk. As of December 31, 2008, we had $320.6 million invested in ARS, which are instruments that historically provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. These mechanisms historically have allowed existing investors to roll over their holdings and continue to own the respective securities or to liquidate their holdings by selling their securities at par value.
          On October 29, 2008, we reached a settlement with UBS AG and affiliates (“UBS AG”), in regard to our ARS portfolio, which gives us the option to “put” the $320.6 million ARS portfolio back to UBS AG at any time from June 30, 2010 through July 2, 2012 at par value in exchange for cash. Upon entering into this settlement, we elected the fair value option and recorded the “put” right at its fair value and a related gain. In addition, we transferred our ARS portfolio from an available-for-sale category to a trading category of investments. Upon transferring the ARS portfolio to a trading category, all of the previously unrealized holding losses included in comprehensive income were recognized in earnings. As a result of categorizing the ARS as trading investments and the election of the fair value option for the “put” right, all future changes in fair value for both of these financial instruments will be recognized in earnings and are expected to offset, thereby creating accounting symmetry at inception of the settlement and during each period until we exercise our “put” option. See Note 4 of “Notes to Consolidated Financial Statements” and “Risk Factors — Our Auction Rate Securities (“ARS”) are currently illiquid and we cancelled our bank credit facility in the U.S.; therefore, we must rely solely upon existing cash reserves, available foreign credit facilities and funds from existing operations to finance future operations” in Part I, Item 1A of this Annual Report for additional information about our settlement with UBS AG.
          Inflation Risk. Inflation did not have a material effect on net sales or net income in fiscal year 2008. During the third and fourth quarter of 2008, we were affected by the recent global economic weakness and financial market uncertainty, which have negatively affected our net sales and operating results. The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, which in turn affect our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and end-user consumers’ demand for items containing our products in the end-markets we serve.
Item 8. Financial Statements and Supplementary Data
          See Part IV, Item 15 “Exhibits and Financial Statement Schedules” for the Company’s Consolidated Financial Statements and the notes and schedules thereto filed as part of this Annual Report.
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
Management’s Annual Report on Internal Control Over Financial Reporting
          Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and the Chief Financial Officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
          The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          Under the supervision and with the participation from management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. As permitted by the rules of the SEC, we have excluded Zetex from our annual assessment of the effectiveness of internal control over financial reporting for the year ending December 31, 2008, the year of acquisition. As of December 31, 2008, Zetex’s financial statements constitute approximately 16.8% of our consolidated assets and constituted approximately 15.6% of our consolidated revenue for the year ended December 31, 2008.
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
          On June 9, 2008, we acquired Zetex, which constitutes approximately 16.8% of our consolidated assets as of December 31, 2008 and constituted approximately 15.6% of our consolidated revenue for the year ended December 31, 2008.

As permitted by the rules of the SEC, we have excluded Zetex from our annual assessment of the effectiveness of internal control over financial reporting for the year ending December 31, 2008, the year of acquisition. Management continues to evaluate Zetex’s internal controls over financial reporting. See “Risk Factors — Our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of December 31, 2008 excluded the operations of Zetex. If we are not able to integrate Zetex operations into our internal control over financial reporting, our internal control over financial reporting may not be effective.” in Part I, Item 1A of this Annual Report for additional information.
Item 9B. Other Information
          None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
          The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the section entitled “Proposal One — Election of Directors” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2008, for its annual stockholders’ meeting for 2009 (the “Proxy Statement”).
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
Item 11. Executive Compensation
          The information concerning executive compensation is incorporated herein by reference from the section entitled “Proposal One — Election of Directors” contained in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the section entitled “General Information — Security Ownership of Certain Beneficial Owners and Management” and “Proposal One — Election of Directors” contained in the Proxy Statement.
Item 13. Certain Relationships, Related Transactions and Director Independence
          The information concerning certain relationships, related transactions and director independence is incorporated herein by reference from the section entitled “Proposal One — Election of Directors — Certain Relationships, Related Transactions and Director Independence” and “Proposal One — Elections of Directors” contained in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
          The information concerning the Company’s principal accountant’s fees and services is incorporated herein by reference from the section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and note thereto.
(b)	Exhibits

The exhibits listed on the Index to Exhibits at page 119 are filed as exhibits or incorporated by reference to this Annual Report.

(c)	Financial Statements of Unconsolidated Subsidiaries and Affiliates

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries
We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2007 and 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Diodes Incorporated and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (FASB) No. 157, Fair Value Measurements. As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109.
As described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded from its assessment of internal control over financial reporting as of December 31, 2008, certain elements of the internal control over financial reporting of Zetex Plc (“Zetex”), because Zetex was acquired by the Company in a purchase business combination during 2008. Subsequent to the acquisition, certain elements of the acquired business’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2008.

We have also excluded these elements of the internal control over financial reporting of the acquired business from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over accounts of approximately 16.8% of the Company’s consolidated assets as of December 31, 2008, and 15.6% of consolidated revenue for the year then ended.
/s/ Moss Adams LLP
Los Angeles, California
February 25, 2009

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
December 31,	2007	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,179	$103,496
Short-term investments	323,472	—
Accounts receivable, net	89,578	74,574
Inventories	53,031	99,118
Deferred income taxes, current	5,173	3,994
Prepaid expenses and other	10,576	15,578

Total current assets	538,009	296,760

LONG-TERM INVESTMENT SECURITIES	—	320,625

PROPERTY, PLANT AND EQUIPMENT, net	123,407	174,667

DEFERRED INCOME TAXES, non-current	3,241	2,745

OTHER ASSETS
Intangible assets, net	9,643	35,928
Goodwill	25,135	56,791
Other	6,930	6,627

Total assets	$706,365	$894,143

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Amounts in thousands, except share data)

December 31,	2007	2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Lines of credit	$—	$6,098
Accounts payable	55,145	47,561
Accrued liabilities	27,841	31,195
Income tax payable	1,732	358
Current portion of long-term debt	1,345	1,339
Current portion of capital lease obligations	145	377

Total current liabilities	86,208	86,928

LONG-TERM DEBT, net of current portion
2.25% convertible senior notes due 2026	230,000	183,500
Long-term borrowings	5,815	217,146

CAPITAL LEASE OBLIGATIONS, net of current portion	1,331	1,854
OTHER LONG-TERM LIABILITIES	6,249	22,935

Total liabilities	329,603	512,363

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	7,164	9,453

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock — par value $1.00 per share; 1,000,000 shares authorized;
Common stock — par value $0.66 2/3 per share; 70,000,000 shares authorized; 40,172,491 and 41,378,816 issued and outstanding at December 31, 2007 and December 31, 2008, respectively	26,782	27,586
Additional paid-in capital	121,412	133,701
Retained earnings	220,504	259,479
Accumulated other comprehensive gain (loss)	900	(48,439)

Total stockholders’ equity	369,598	372,327

Total liabilities and stockholders’ equity	$706,365	$894,143

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

Years ended December 31,	2006	2007	2008

NET SALES	$343,308	$401,159	$432,785

COST OF GOODS SOLD	229,416	270,780	300,257

Gross profit	113,892	130,379	132,528

OPERATING EXPENSES
Selling, general and administrative	47,817	55,127	68,373
Research and development	8,237	12,955	21,882
Amortization of acquisition related intangible assets	360	836	3,706
In-process research and development	—	—	7,865
Restructuring charge	—	1,061	4,089

Total operating expenses	56,414	69,979	105,915

Income from operations	57,478	60,400	26,613

OTHER INCOME (EXPENSES)
Interest income	6,699	18,117	11,991
Interest expense	(1,844)	(6,831)	(9,348)
Other	(1,212)	(225)	16,594

Total other income (expenses)	3,643	11,061	19,237

Income before income taxes and minority interest	61,121	71,461	45,850

INCOME TAX PROVISION	11,689	9,428	4,585

Income before minority interest	49,432	62,033	41,265

Minority interest in earnings of consolidated subsidiaries	(1,289)	(2,376)	(2,290)

NET INCOME	$48,143	$59,657	$38,975

EARNINGS PER SHARE
Basic	$1.25	$1.51	$0.96

Diluted	$1.16	$1.41	$0.91

Number of shares used in computation
Basic	38,443	39,601	40,709

Diluted	41,502	42,331	42,638

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
Years ended December 31, 2006, 2007 and 2008

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	gain (loss)	Total
BALANCE,
December 31, 2005	37,887	$25,259	$86,245	$114,659	$(688)	$225,474

Comprehensive income, net of tax:
Net income	—	—	—	48,143	—	48,143
Translation adjustments	—	—	—		1,296	1,296

Total comprehensive income						49,439
Common stock issued for share-based plans	1,055	704	3,624	—	—	4,327
Excess tax benefits	—	—	6,655	—	—	6,655
Share-based compensation	—	—	8,272	—	—	8,272

BALANCE,
December 31, 2006	38,942	$25,962	$104,795	$162,802	$608	$294,167

Comprehensive income, net of tax:
Net income	—	—	—	59,657		59,657
Translation adjustment	—	—	—	—	292	292

Total comprehensive income						59,949
Common stock issued for share-based plans	1,231	820	6,753	—	—	7,573
Share-based compensation	—	—	9,864	—	—	9,864
Liability for unrecognized tax benefits	—	—	—	(1,955)	—	(1,955)

BALANCE,
December 31, 2007	40,172	$26,782	$121,412	$220,504	$900	$369,598

Comprehensive income, net of tax:
Net income	—	—	—	38,975	—	38,975
Translation adjustments	—	—	—	—	(40,106)	(40,106)
Unrealized loss on defined benefit plan, net of tax	—	—	—	—	(4,722)	(4,722)
Foreign currency loss on forward contracts, net of tax	—	—	—	—	(4,511)	(4,511)

Total comprehensive loss						(10,364)
Common stock issued for share-based plans	1,206	804	2,153	—	—	2,957
Share-based compensation	—	—	10,136	—	—	10,136

December 31, 2008	41,379	$27,586	$133,701	$259,479	$(48,439)	$372,327

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

Years ended December 31,	2006	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,143	$59,657	$38,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,443	26,245	37,941
Amortization of intangibles	360	836	3,706
Purchased in-process research and development	—	—	7,865
Amortization of convertible bond issuance costs	262	1,252	1,222
Minority interest earnings	1,289	2,377	2,289
Share-based compensation	8,272	9,864	10,136
Loss (gain) on disposal of property, plant and equipment	152	(16)	(34)
Gain from extinguishment of debt	—	—	(22,791)
Adjustment to share-based and other expenses	1,071	—	—
Changes in operating assets:
Accounts receivable	(11,320)	(11,874)	24,880
Inventories	(16,283)	(4,662)	(20,336)
Prepaid expenses and other current assets	(2,792)	(3,667)	(3,657)
Deferred income taxes	929	1,664	(3,794)
Changes in operating liabilities:
Accounts payable	14,534	2,996	(11,239)
Accrued liabilities	4,957	4,608	(4,792)
Other liabilities	101	3,192	(508)
Income taxes payable	1,963	(1,701)	(2,692)

Net cash provided by operating activities	72,081	90,771	57,171

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(29,433)	—	(153,158)
Acquired intangibles	—	—	—
Purchases of available-for-sale securities	(260,485)	(75,514)	(4,435)
Proceeds from sale of available-for-sale securities	9,825	43,050	7,282
Purchases of property, plant and equipment	(45,656)	(56,101)	(53,246)
Proceeds from sales of property, plant and equipment	54	202	56

Net cash used by investing activities	(325,695)	(88,363)	(203,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance (repayments) on lines of credit	(5,758)	—	6,098
Net proceeds from the issuance of common stock	4,327	7,573	2,957
Excess tax benefits	6,655	—	—
Proceeds from long-term debt	228,569	—	212,711
Repayments of long-term debt	(4,666)	(2,758)	(24,546)
Repayments of capital lease obligations	(138)	(141)	(352)

Net cash provided by financing activities	228,989	4,674	196,868

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	225	209	(3,221)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,400)	7,291	47,317

CASH AND CASH EQUIVALENTS, beginning of year	73,288	48,888	56,179

CASH AND CASH EQUIVALENTS, end of year	$48,888	$56,179	$103,496

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

Years ended December 31,	2006	2007	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,771	$7,595	$8,982

Income taxes	$3,377	$6,921	$7,290

Non-cash activities:
Tax benefit related to stock options credited to additional paid-in capital	$6,655	$—	$—

Property, plant and equipment purchased on accounts payable	$878	$1,733	$(2,333)

Acquisition:
Fair value of assets acquired	$56,896	$—	$169,959
Liabilities assumed	(17,737)	—	(41,367)
Cash acquired	(3,888)	—	24,566

Cash paid for the acquisition	$35,271	$—	$153,158

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share data)
NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
          Nature of operations — Diodes Incorporated and its subsidiaries (collectively, the “Company”) manufacture and distribute high-quality application specific standard semiconductor products to manufacturers in the communications, computing, consumer electronics, industrial, and automotive markets. The Company’s products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, power management devices including DC-DC switching and linear voltage regulators, amplifiers and comparators, Hall effect sensors, and silicon wafers. The products are sold primarily throughout North America, Asia and Europe.
          Principles of consolidation — The consolidated financial statements include the accounts of Diodes Incorporated, its wholly-owned subsidiaries and its controlled majority-owned subsidiaries. The Company accounts for equity investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method, and it records its proportionate share of income or losses in interest and other, net in the consolidated statements of income.
          During 2007, the Company undertook an internal restructuring whereby its foreign subsidiaries were structured under its newly formed, wholly owned Netherlands holding company, Diodes International B.V. In addition, Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd. were structured under Diodes Hong Kong Holding Company Limited., a newly formed, wholly owned subsidiary of Diodes International B.V. The primary purpose of this internal restructuring was for treasury management and tax planning functions.
          In connection with the Company’s acquisition of Zetex plc (“Zetex”) in June 2008, the Company formed Diodes Holdings UK Limited and Diodes Investment Company, which are the holding companies for Diodes Zetex Limited and its subsidiaries. See Note 2 for further information regarding the Company’s acquisition of Zetex.
          The consolidated financial statements include the parent company, Diodes Incorporated, and the following:

Holding companies

Diodes International B.V.	100% owned
Diodes Hong Kong Holding Company Limited	100% owned
Diodes Holdings UK Limited	100% owned (2008)
Diodes Investment Company	100% owned (2008)

Subsidiaries

Diodes Taiwan Inc.	100% owned
Diodes Hong Kong Limited	100% owned
Anachip Corp.	99.8% owned
Shanghai Kai Hong Electronic Co., Ltd.	95% owned
Shanghai Kai Hong Technology Co., Ltd.	95% owned
Diodes FabTech Inc.	100% owned
Diodes United Kingdom Limited	100% owned
Diodes Korea Inc.	100% owned
Diodes Germany GmbH	100% owned
Diodes France SARL	100% owned (2008)
Diodes Zetex Limited	100% owned (2008)
          All significant intercompany balances and transactions have been eliminated.
          Revenue recognition — Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable, and when collectability of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when product is shipped to the customers. Revenue is reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $2.0 million and $3.6 million in 2007 and 2008, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Product warranty — The Company generally warrants its products for a period of one year from the date of sale. Historically, warranty expense has not been significant.
          Cash and cash equivalents — The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions.
          Short-term and long-term investments — Historically, the Company’s short-term investments consisted primarily of auction rate securities (“ARS”), which were classified as available-for-sale. The ARS were recorded at fair value, and unrealized holding gains and losses were recorded, net of tax, as a separate component of accumulated other comprehensive income. Due to the failure of the Dutch auction process in the first quarter of 2008, the ARS were reclassified as long-term investments as of March 31, 2008. On October 29, 2008, the Company entered into a settlement with UBS AG and affiliates (“UBS AG”), and changed the classification of its ARS from available-for-sale securities to trading securities. As trading securities, the ARS are recorded at fair value and gains and losses will be recognized in the consolidated statements of income.
          In addition, the Company elected the fair value option for the “put” option that allows the Company to “put” its ARS portfolio back to UBS AG at anytime during June 30, 2010 and July 2, 2012 at par value and recorded an asset and a gain in the consolidated statements of income for the fair value of the “put” option. Since the Company elected to transfer its ARS portfolio from available-for-sale securities to trading securities and it made the fair value election for the “put” option, all future fair value changes for both will be included in the consolidated statements of income, thereby creating accounting symmetry at both inception of the settlement and until the Company exercises its “put” option.
          See Notes 4 and 5 for further information regarding the Company’s ARS and “put” option.
          Allowance for doubtful accounts — The Company evaluates the collectability of its accounts receivable based upon a combination of factors, including the current business environment and historical experience. If the Company is aware of a customer’s inability to meet its financial obligations, it records an allowance to reduce the receivable to the amount it reasonably believes will be collected from the customer. For all other customers, the Company records an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of a valuation allowance indicated in the following table:

	Balance at	Additions charged	Deductions	Balance at
	beginning of period	to costs & expenses	& currency changes	end of period

Year ended December 31,
2006	$534	$263	$180	$617
2007	$617	$1	$153	$465
2008	$465	$758	$(101)	$1,324

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Inventories — Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. On an on-going basis, both finished goods inventory and raw material inventory are evaluated for obsolescence and estimated utility. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to the Company’s manufacturing facilities. If the Company’s review indicates a reduction in utility below carrying value, it reduces inventory to a new cost basis. The Company applied Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, to its December 31, 2008 inventory due to abnormally low production levels. As a result, approximately $1.1 million of fixed costs related to excess manufacturing capacity were expensed in the fourth quarter of 2008 and not capitalized into inventory.
          Property, plant and equipment — Purchased property, plant and equipment is recorded at historical cost and acquired property, plant and equipment is recorded at fair value on the date of acquisition. Property, plant and equipment is depreciated using straight-line methods over the estimated useful lives, which range from 20 to 55 years for buildings and 3 to 10 years for machinery and equipment. The estimated lives of leasehold improvements range from 3 to 5 years, and are amortized over the shorter of the remaining lease term or their estimated useful lives. See Note 7 for further information regarding the Company’s property, plant and equipment.
          Goodwill and other intangible assets — Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. In 2008, the Company changed the timing of its annual goodwill impairment testing from December 31 to October 1 to allow the Company to complete its testing in advance of its year-end closing. No impairment of goodwill has been identified during any of the periods presented. All of the Company’s intangible assets are subject to amortization and amortized on a straight-line basis over their estimated period of benefit. The Company periodically evaluates the recoverability of these intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. The goodwill and intangible assets relating to the acquisition of Zetex are preliminary and the final amounts and determinable lives are subject to change upon the completion of the Company’s valuation. No impairments of intangible assets have been identified during any of the periods presented. The weighted average amortization period for intangible assets is approximately 8.3 years. See Notes 8 and 9 for further information regarding goodwill and other intangible assets.
          Debt issuance costs — Debt issuance costs of $6.2 million related to the convertible bond were capitalized and are amortized over 5 years using the straight-line method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Unamortized debt issuance costs were $2.8 million at December 31, 2008.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Impairment of long-lived assets — Certain of the Company’s long-lived assets are reviewed at least annually as to whether their carrying values have become impaired in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2008, the Company expects the remaining carrying value of assets to be recoverable.
          Income taxes — Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of the Company’s assets and liabilities. If it is more likely than not that some portion of deferred tax assets will not be realized, a valuation allowance is recorded.
          FASB interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The Company adopted FIN 48 in 2007 and the cumulative effects of adopting FIN 48 were recorded as an adjustment to retained earnings as of the beginning of the period of adoption. See Note 15 for further information relating to income taxes.
          Research and development costs — Research and development costs are expensed as incurred.
          Shipping and handling costs — Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were $1.7 million, $2.4 million and $2.4 million for the years ended December 31, 2006, 2007 and 2008.
          Concentration of credit risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade accounts receivable. Credit risk is limited by the dispersion of the Company’s customers over various geographic areas, operating primarily in electronics manufacturing and distribution. The Company performs on-going credit evaluations of its customers, and generally requires no collateral. Historically, credit losses have not been significant.
          The Company currently maintains substantially all of its day-to-day cash balances with major financial institutions. Cash balances are usually in excess of Federal and/or foreign deposit insurance limits.
          Valuation of financial instruments — The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, working capital line of credit, and long-term debt approximate fair value due to their current market conditions, maturity dates and other factors. Long-term investments, including trading securities and the “put” option related to the Company’s ARS portfolio, are recorded at their estimated fair values with changes in fair value reflected in the consolidated statements of income.
          Derivative financial instruments — The Company uses derivative instruments to manage some of its exposures to foreign currency risks. In connection with the acquisition of Zetex, the Company adopted forward exchange contracts, designated as foreign-currency cash flow hedges, to reduce the potentially adverse effects of foreign-currency exchange rate fluctuations that occur from sales denominated in currencies other than the British Pound which is the functional currency of Zetex. Ineffective portions of changed in the fair value of the cash flow hedges are recognized in earnings. In addition, if a cash flow hedge should be discontinued because it is probable the original transaction will not occur, the net unrealized gain or loss will be recognized in earnings. Hedge ineffectiveness, determined in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, had no material impact on earnings in 2008.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires that management make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may be material to the consolidated financial statements and accompanying notes.
          Earnings per share — Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, including those related to share-based compensation and convertible bonds. Earnings per share are computed using the “treasury stock method” under SFAS No. 128, Earnings Per Share. The convertible bonds include a net share settlement feature which requires us to redeem the par amount of the bond in cash and any remaining value, assuming the bond is in-the-money, in incremental shares, cash, or a combination thereof. The net-share settled convertible, as structured, is defined in Emerging Issues Task Force (“EITF”) Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, instrument C, which allows us to use the treasury stock method of calculating diluted earnings per share. The incremental value of the shares will be determined based on the average price of the Company’s common stock over the reporting period. There are no shares in the earnings per share calculation for the years ended December 31, 2006, 2007 and 2008 related to the convertible notes as the average stock price did not exceed the conversion price and, therefore, there is no conversion spread.
          For the years ended December 31, 2006, 2007 and 2008, options and share grants outstanding for 0.2 million shares, 0.6 million shares and 1.1 million shares, respectively, of common stock have been excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

	Year Ended December 31,
	2006	2007	2008

Net income for earnings per share computation	$48,143	$59,657	$38,975

Basic
Weighted average number of common shares outstanding during the year	38,443	39,601	40,709

Basic earnings per share	$1.25	$1.51	$0.96

Diluted
Weighted average number of common shares outstanding used in calculating basic earnings per share	38,443	39,601	40,709

Add: incremental shares upon stock option exercise and non-vested stock awards	3,059	2,730	1,929

Weighted average number of common shares outstanding used in calculating diluted earnings per share	41,502	42,331	42,638

Diluted earnings per share	$1.16	$1.41	$0.91

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Share-based compensation — The Company accounts for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment. The Company uses the Black-Scholes model, consistent with prior period valuations under SFAS No. 123, Accounting for Stock-Based Compensation to determine the fair value of stock options on the date of grant. Restricted stock grants measured based on the fair market value of the underlying stock on the date of grant.
          The Company recognizes compensation expense for stock options on a straight-line basis for all stock issued after January 1, 2006. For stock options issued prior to January 2006, the Company continues to recognize compensation expense for stock options using the modified prospective method.
          The Company recognizes compensation expense for restricted stock grants on a straight-line basis over the requisite service period. In addition to the recognition of compensation expense, non-vested restricted stock grants are included in the diluted shares outstanding calculation.
          Functional currencies and foreign currency translation — The functional currency for most of the Company’s international operations is the U.S. dollar. However, some of its subsidiaries functional currency is their local currency, as the Company believes it is the appropriate currency for them to use. The Company believes the New Taiwan (“NT”) dollar as the functional currency at Diodes Taiwan Inc. and Anachip Corp. and the British Pound (“GBP”) as the functional currency at Diodes Zetex Limited most appropriately reflects the current economic facts and circumstances of their operations. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Income and expense accounts denominated in foreign currencies are translated at the average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets.
          The Company uses the U.S. dollar as the functional currency in Diodes Hong Kong Limited, Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd. as substantially all monetary transactions are made in U.S. dollars, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, the Company periodically assesses its position with respect to the functional currency of its foreign subsidiaries. Included in net income are foreign exchange losses of $1.8 million, $0.6 million and $6.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.
          Defined benefit plan — The Company maintains pension plans covering certain of its employees in the United Kingdom (“U.K.”) and Germany. For financial reporting purposes, the net pension and supplemental retirement benefit obligations and the related periodic pension costs are calculated based upon, among other things, assumptions of the discount rate for plan obligations, estimated return on pension plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses. See Note 16 for further information regarding the Company’s pension plans.
          Asset retirement obligations — In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, the Company recognizes assets retirement obligations (“ARO’s”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the assets respective useful life. The Company’s ARO’s consist primarily of estimated costs to return leased property to its original condition. The liabilities of $0.3 million for AROs’s are included in the Company’s consolidated balance sheet as other long-term liabilities.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Investment in joint venture — Investment in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. These investments are evaluated for impairment in accordance with the requirements of APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. An impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be other than temporary. In judging “other than temporary,” the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company’s longer-term intent of retaining the investment in the investee. The value of the Company’s investment in joint venture of $0.6 million is included in the Company’s consolidated balance sheet as other assets.
          Contingencies — From time to time, the Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, the Company evaluates the likelihood of potential outcomes. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.
          Comprehensive income (loss) — GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of other comprehensive income or loss include foreign currency translation adjustments, unrealized gain or loss on defined benefit plan, foreign currency loss on forward contracts and other items. Accumulated other comprehensive gain or (loss) was $0.6 million, $0.9 million and $(48.4) million at December 31, 2006, 2007 and 2008, respectively.
          Total Comprehensive Income (Loss)

	Twelve Months Ended December 31,
	2006	2007	2008
Net income	$48,143	$59,657	$38,975

Translation adjustment	1,296	292	(40,106)

Unrealized loss on defined benefit plan, net of tax	—	—	(4,722)

Foreign currency loss on forward contracts, net of tax	—	—	(4,511)

Comprehensive income (loss)	$49,439	$59,949	$(10,364)

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Reclassifications — Certain amounts from prior periods have been reclassified to conform to the current years’ presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
          Recently issued accounting pronouncements — In November 2008, the FASB ratified the EITF consensus on EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. This pronouncement clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF Issue No. 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF Issue No. 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
          In November 2008, the FASB ratified the EITF consensus on EITF Issue No. 08-6, Equity Method Investment Accounting Considerations. This pronouncement clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF Issue No. 08-6 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
          In June 2008, the FASB ratified the EITF consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. This pronouncement clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
          In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This pronouncement provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Upon adoption, a company is required to retrospectively adjust its EPS data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This pronouncement clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has considered the future impacts and required disclosures of this pronouncement and believes that it will result in material adjustments in accounting for its originally issued $230 million convertible senior notes issued in October 2006. Furthermore, all adjustments are required to be made retrospectively as of the date of issuance of the convertible senior notes and therefore, will be treated as if convertible senior notes have always been accounted for in accordance with this pronouncement. This retrospective treatment will require the Company to restate the amounts included in previously issued financial statements in future filings. Preliminarily, when the Company restates its consolidated statements of income for the years 2007 and 2008, it expects to increase its non-cash interest expense and decrease its deferred tax expense by approximately $10 million and approximately $4 million for each year, respectively. Also, the Company’s $22.8 million pre-tax gain on extinguishment of debt and deferred tax expense for 2008 will be reduced by approximately $7 million (non-cash) and approximately $3 million, respectively. In addition, when the Company restates its December 31, 2008 balance sheet it expects to reduce its long-term debt from $183.5 million to approximately $147 million. The deferred tax liability associated with the convertible debt instrument will also decrease by approximately $15 million. For 2009, the Company expects to record an additional non-cash interest expense of approximately $8 to $9 million. This amount is less than in 2007 and 2008 due to the extinguishment of $46.5 million and $9.6 million par value convertible senior notes in December 2008 and January 2009, respectively.
          In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157. This pronouncement delays the effective date of SFAS No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
          In December 2008, the FASB issued FSP FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This pronouncement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. FSP FAS 132R-1 is effective for financial statements issued for fiscal years beginning after December 15, 2009. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
          In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Asset. This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other accounting principles generally accepted in the U.S. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company is currently evaluating the future impacts and required disclosures of adopting this pronouncement.
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of SFAS No. 133. This pronouncement requires that objectives for using derivatives instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the future impacts and required disclosures of adopting this pronouncement.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which changes how business acquisitions are accounted. This pronouncement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Among the more significant changes in the accounting for acquisitions are the following: i) Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition; ii) In-process research and development (“IPR&D”) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition; iii) Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price; and iv) Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in consideration and were recorded as adjustments to goodwill. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. Early adoption is prohibited. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This pronouncement establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest, that leave control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCIs even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for financial statements issued beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. After adoption, non-controlling interests ($7.2 million and $9.5 million as of December 31, 2007 and 2008, respectively) will be classified as stockholders’ equity, a change from its current classification between liabilities and stockholders’ equity. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — BUSINESS ACQUISITIONS
          APD acquisition — In November, 2006, the Company purchased the net assets of APD Semiconductor, a privately held U.S.-based fabless discrete semiconductor company. The assets related to the business of manufacturing, marketing, selling and distribution of discrete semiconductor products. The initial purchase price of the acquisition was $8.4 million in addition to a $0.4 million earn-out provision with respect to pre-defined covered products.
          As of December 31, 2008, the contingency of earn-out provision has been resolved and $0.4 million of consideration has been recorded as additional cost of acquisition. The excess amount of initially recognized liability exceeding the consideration payable has been adjusted and assigned to intangible assets acquired.
          The following table summarizes management’s revised fair values of the assets acquired and liabilities assumed at the date of acquisition.

Total Allocation
Assets acquired
Accounts receivable	$299
Inventory	922
Fixed assets	125
Patents	7,801

Liabilities assumed
Accounts payable	(339)
Accrued liabilities	(400)

Net assets acquired	$8,408

          Zetex Acquisition — On June 9, 2008, the Company completed the acquisition of all the outstanding ordinary capital stock of Zetex, a company incorporated under the laws of England and Wales. The Zetex shareholders received 85.45 pence in cash per ordinary share, valuing the fully diluted share capital of Zetex at approximately $176.1 million (based on a USD:GBP exchange rate of 1.9778), excluding acquisition costs, fees and expenses.
          As consideration for Zetex, the Company paid the following:

Purchase price (cost of shares)	$176,138
Acquisition related costs	3,595

Total purchase price	$179,733

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — BUSINESS ACQUISITIONS (Continued)
          In addition, in order to finance the acquisition, the Company entered into a margin loan agreement with UBS Financial Services Inc. for $165 million, collateralized by the Company’s ARS portfolio. On November 4, 2008, the Company entered into a no net cost credit line (“no net cost loan”), which replaced the margin loan. See Note 10 — Bank Credit Agreements and Long-Term Debt for further details.
          The results of operations of the Zetex acquisition have been included in the consolidated financial statements from June 1, 2008. The purpose of this acquisition was to create revenue, operating and cost synergies and to enhance the Company’s leadership in discrete and analog solutions. In addition, the Company believes that the acquisition will strengthen and broaden its product offerings, including entry into the LED lighting and automotive markets and expand the Company’s geographical footprint in the European markets.
          A final determination of the allocation of the purchase price to the assets acquired and liabilities assumed has not been made and the following table is considered preliminary. The final determination is subject to the completion of the valuation of the assets acquired and liabilities assumed, which is expected to be completed by the end of the first quarter of 2009.
          The following summarizes the preliminary (subject to final determination) allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Previously		Revised purchase
	disclosed as of	Changes in purchase	price allocation on
	September 30, 2008	price allocation	acquisition date
Assets acquired:
Accounts receivable, net	$13,445	$—	$13,445
Inventory	35,991	—	35,991
Prepaid expenses and other current assets	4,363	—	4,363
Property, plant and equipment, net	52,291	(48)	52,243
Deferred tax assets	10,276	(10,276)	—
Other long-term assets	136	—	136
Trademarks and other intangible assets	47,440	834	48,274
Goodwill	27,637	10,162	37,799

Total assets acquired	$191,579	$672	$192,251

Liabilities assumed:
Accounts payable	$6,057	$—	$6,057
Accrued expenses and other liabilities	16,806	—	16,806
Pension liability	10,873	—	10,873
Deferred tax liabilities	1,259	672	1,931
Other liabilities	3,846	—	3,846

Total liabilities assumed	38,841	672	39,513

Total net assets acquired, net of cash acquired	$152,738	$—	$152,738

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — BUSINESS ACQUISITIONS (Continued)
          Subsequent to the acquisition, the Company evaluated and adjusted its inventory for a reasonable profit allowance in accordance with SFAS No. 141, Business Combinations, which is intended to permit the Company to report only the profits normally associated with its activities following the acquisition as it relates to the work-in-progress and finished goods inventory. As such, the Company increased its acquired inventory from Zetex by approximately $5.4 million, and subsequently recorded that increase, adjusted for foreign exchange rates, into cost of goods sold in the amount of approximately $5.2 million as all the acquired work-in-process and finished goods inventory has been sold.
          As of December 31, 2008, the Company has preliminarily identified $48.3 million of identifiable intangible assets separate from goodwill. Acquired intangible IPR&D, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition in the amount of $7.9 million was expensed immediately, in accordance with SFAS No. 141, to research and development. The remaining acquired intangible assets, including developed technology, customer relationships and trade names, are being amortized over an average of 7.9 years. Preliminarily, the Company is amortizing all of the identified intangible assets separate from goodwill under estimated useful lives and will adjust the lives accordingly, including any as indefinite life intangible assets upon completion of its final determination of the allocation of the purchase price. For the year ended December 31, 2008, approximately $10.7 million has been recorded as amortization expense associated with the identified intangible assets, including $7.9 million for IPR&D. Amortization expense associated with these identified intangible assets will approximate between $1.8 million and $3.6 million per year over the next 5 to 10 years, subject to final determination. In addition, the Company expects goodwill to be deductible for tax purposes. See Note 8 for further details about the acquired intangibles.
          The following unaudited pro forma consolidated results of operations for the years ended December 31, 2007 and 2008 have been prepared as if the acquisition of Zetex had occurred at January 1, 2007 and January 1, 2008, respectively, for each year (unaudited):

	Twelve Months Ended
	December 31,
	2007	2008

Net revenues	$530,934	$483,026
Net income	$65,659	$26,742
Net income per common share—Basic	$1.66	$0.66
Net income per common share—Diluted	$1.55	$0.63
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

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — FOREIGN CURRENCY HEDGING
          As a multinational Company, sales transactions are denominated in a variety of currencies. In connection with the acquisition of Zetex, the Company adopted forward exchange contracts, designated as foreign-currency cash flow hedges, to reduce the potentially adverse effects of foreign-currency exchange rate fluctuations that occur from sales denominated in currencies other than the British Pound which is the functional currency of Zetex. The Company uses these forward exchange contracts to hedge, thereby attempting to reduce the Company’s overall exposure to the effects of currency fluctuations on cash flows. The Company does not permit speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.
          These forward exchange contracts are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as assets and unrealized loss positions are recorded as liabilities. Changes in the fair values of the outstanding forward exchange contracts that are highly effective are recorded in other comprehensive income until the forward exchange contracts are settled. Changes in the fair values of the forward exchange contracts assessed as not effective as hedging instruments are recognized in earnings in the current period. Results of ineffective hedges are recorded as expense in the consolidated condensed statements of operations in the period in which they are determined to be ineffective.
          The Company assesses both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those forward exchange contracts are expected to remain highly effective in future periods. For all periods presented, there were no gains or losses excluded from the assessment of effectiveness. Additionally, for all periods presented, there was no significant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.
          As of December 31, 2008, the Company had forward contracts, primarily relating to the Diodes Zetex Limited operations, of approximately $18 million that mature monthly over the next 12 months. For the year ended December 31, 2008, the Company had net foreign exchange hedge-related transaction losses of $1.5 million related to hedging the Zetex acquisition purchase price and deferred net unrealized losses on outstanding forward exchange contracts recorded as other comprehensive gain of $4.5 million (net of tax). The Company estimates the entire balance of these deferred net unrealized losses will be reclassified into earnings within the next 12 months.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — FAIR VALUE MEASUREMENTS
          On January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 to value the financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
          SFAS No. 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS No. 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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
          Historically, the fair value of the Company’s auction rate securities (“ARS”) has approximated par value due to the frequent resets through the auction process. While the Company continues to earn interest on investments at the maximum contractual rate, these investments are not currently trading and therefore, do not currently have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.
          Due to lack of observable market quotes on the Company’s $320.6 million ARS portfolio, the fair value measurements have been estimated using Level 3 inputs. The fair value was based on factors that reflect assumptions market participants would use in pricing, including, among others: relevant future market conditions including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer and bond insurer, the percent of the Federal Family Education Loan Program (“FFELP”) guaranty, and the maturity of the securities, as well as the market activity of similar securities. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict and the future actual market prices may differ materially. See Note 5 for more information regarding the Company’s ARS portfolio.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — FAIR VALUE MEASUREMENTS (Continued)
          On October 29, 2008, the Company reached a settlement with UBS AG and affiliates (“UBS AG”), in regard to its ARS portfolio, which gives the Company the option to “put” the ARS portfolio back to UBS AG at anytime during June 30, 2010 and July 2, 2012 at par value. The “put” option does not meet the definition of a derivative as the terms of the “put” option do not provide for net settlement as the Company must tender the ARS portfolio to receive the settlement and the ARS portfolio is not readily convertible to cash. Upon settlement, the Company elected the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, for the “put” option. Upon initial recognition of the “put” option, the Company recorded an asset and a gain for the fair value of the “put” option. Until the Company exercises its “put” option, it will adjust the fair value on a quarterly basis with corresponding changes in fair value to be reported in the consolidated statements of income.
          Given that the “put” option is a free standing instrument and the rights are not transferable, the existence of the “put” option does not affect the separate determination of the fair value of the ARS portfolio since the price a market participant would be willing to pay for the ARS portfolio would not include the “put” option. Therefore, the “put” option cannot be considered in determining the value of the ARS portfolio and the Company will continue to determine the fair value of the ARS portfolio without consideration of the “put” option.
          Upon settlement with UBS AG, the Company transferred its ARS portfolio from an available-for-sale securities category to trading securities category in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Although SFAS No 115 states that transfers into trading securities should be rare, the Company believes that the unprecedented failure of the ARS market and its settlement with UBS AG meets the conditions for such a rare transfer. When the Company made the transfer, all of the previously recorded unrealized losses in comprehensive income were included in the consolidated statement of income.
          Since the Company elected to transfer its ARS portfolio from available-for-sale securities category to trading securities category and the Company made the fair value election for the “put” option, all future fair value changes for both will be included in the consolidated statements of income, thereby creating accounting symmetry at both inception of the settlement and until the Company exercises its “put” option. See Notes 5 and 10 for further details in regard to the Company’s settlement with UBS AG.
          Financial assets and liabilities carried at fair value as of December 31, 2008 are classified in the following table:

	Level 1:
	Quoted Prices	Level 2:
	in Active	Significant
	Markets for	Other	Level 3:
	Identical	Observable	Significant
Description	Assets	Inputs	Unobservable	Total

Long-term — trading securities	$—	$—	$288,530	$288,530
Long-term — put option	—	—	32,095	32,095

Total	$—	$—	$320,625	$320,625

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — FAIR VALUE MEASUREMENTS (Continued)
          The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended December 31, 2008:

Level 3:
Significant
Unobservable
Inputs

Beginning balance as of January 1, 2008	$—
Transfers to Level 3	320,700
Unrealized loss from trading securities	(32,095)
Unrealized gain from put option	32,095
Purchases, issuances, and settlements	(75)

Ending balance as of December 31, 2008	$320,625

          Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2008.
          Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill, other intangible assets and other non-financial long-lived assets. As previously stated above, SFAS No. 157 will be applicable to these fair value measurements beginning January 1, 2009.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — SHORT-TERM AND LONG-TERM INVESTMENTS
          Short term and long-term investments are as follows:

As of December 31, 2008	Cost Basis	Realized Gains	Realized Losses	Fair Value
Long-term investments
Long-term — trading securities	$320,625	$—	$(32,095)	$288,530
Long-term — put option	—	32,095	—	32,095

Total long-term investments	$320,625	$32,095	$(32,095)	$320,625

As of December 31, 2007	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments
Available-for-sale investment in auction rate securities	$320,700	$—	$—	$320,700
Money market mutual funds	2,772	—	—	2,772

Total short-term investments	$323,472	$—	$—	$323,472

          As of December 31, 2008, the Company had $320.6 million invested in ARS, which are instruments that provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. These mechanisms historically have allowed existing investors to roll over their holdings and continue to own the respective securities or to liquidate their holdings by selling their securities at par value.
          Historically, the Company invested in ARS for short periods of time as part of its cash management program. However, the recent uncertainties in the credit markets and the failure of the auctions for the Company’s ARS have prevented the Company and other investors from liquidating holdings of ARS. An auction failure, which is not a default in the underlying debt instrument, occurs when the amount of securities submitted for sale exceeds the amount of purchase orders, resulting in the Company continuing to hold these securities. Because of the inability to determine when the investments in ARS would settle, as of March 31, 2008, the Company reclassified the entire ARS balance from short-term investment to long-term investment on the Company’s consolidated balance sheet.
          On October 29, 2008, the Company reached a settlement with UBS AG. As part of the settlement, the Company transferred its ARS portfolio from available-for-sale securities category to trading securities category in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Although SFAS No. 115 states that transfers into trading securities should be rare, the Company believes that the unprecedented failure of the ARS market and its settlement with UBS AG meets the conditions for such a rare transfer. When the Company made the transfer all of the previously recorded unrealized losses in comprehensive income, it transferred $22.7 million to the consolidated statement of income.
          In connection with the settlement with UBS AG the Company was given the option to “put” the ARS portfolio back to UBS AG at anytime during June 30, 2010 and July 2, 2012 at par value. The “put” option is a free standing instrument and the rights are not transferable. Upon settlement, we elected the fair value option for the “put” option and recorded an asset and a gain for the fair value of the “put” option. As of December 31, 2008, the fair value of the “put” option was $32.1 million. The Company classified the “put” option as a long-term investment as it is a free standing instrument tied to the ARS portfolio, which are also classified as long-term investments. See Note 4 for further information regarding fair value measurements of the Company’s put option.
          Since the Company transferred its ARS portfolio from available-for-sale securities category to trading securities category and the Company made the fair value election for the “put” option, all future fair value changes for both will be included in the consolidated statements of income, thereby creating accounting symmetry at both inception of the settlement and until the Company exercises its “put” option.
          The Company continues to earn interest on its ARS at a weighted average rate of approximately 2.1% of as December 31, 2008, which it is currently collecting. The weighted average maximum contractual default rate is 17.3%.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — SHORT-TERM AND LONG-TERM INVESTMENTS (Continued)
          The Company’s ARS are primarily backed by student loan association bonds. None of the Company’s investments are collateralized mortgage obligations or are any other type of mortgage-backed or real estate-backed security.
          As of December 31, 2008, approximately 85.7%, or $274.8 million, of the $320.6 million par value ARS are collateralized by higher education funded student loans that are supported by the federal government as part of FFELP. We continue to believe that the credit quality of these securities are high based on this guarantee. The following table shows a natural grouping of the FFELP guaranteed securities, as well as the percentage of the ARS portfolio guaranteed by FFELP.

% of FFELP guaranty	Par Value	% of Total

Greater than 99.0%	$195,000	60.8%
Between 81.2% and 82.1%	86,825	27.1%
50.50%	17,000	5.3%
10.00%	3,800	1.2%
non-FFELP guaranteed	18,000	5.6%

Total	$320,625	100%
          As of December 31, 2008, the Company’s portfolio of ARS was valued using a valuation model that relies exclusively on Level 3 inputs. The discount of the total ARS portfolio was 11.2% of par value, or $32.1 million loss. See Note 4 for further information regarding fair value measurements of the Company’s ARS portfolio.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INVENTORIES
          Inventories, stated at the lower of cost or market value, at December 31 were:

	2007	2008

Finished goods	$21,245	$46,992
Work-in-progress	11,868	23,436
Raw materials	19,918	28,690

	$53,031	$99,118

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT
          Property, plant and equipment at December 31 were:

	2007	2008

Buildings and leasehold improvements	$9,287	$32,915
Construction in-progress	8,968	13,746
Machinery and equipment	196,559	248,260

	214,814	294,921

Less: Accumulated depreciation and amortization	(96,060)	(134,118)

	118,754	160,803

Land	4,653	13,864

	$123,407	$174,667

          Depreciation and amortization of property, plant and equipment was $20.4 million, $26.2 million and $37.9 million for the years ended December 31, 2006, 2007 and 2008, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INTANGIBLE ASSETS
          Intangible assets subject to amortization at December 31 were as follows:

As of December 31, 2008
		Gross		Currency
		Carrying	Accumulated	exchange
Intangible Assets	Useful life	Amount	Amortization	and other	Net

Amortized Intangible Assets:
Patents, trademarks and trade names	5-15 years	$14,006	$(2,217)	$(206)	$11,583
Software license	3 years	1,212	(823)	(104)	285
Developed product technology	2-10 years	29,248	(2,115)	(7,574)	19,559
Customer relationships	12 years	6,521	(284)	(1,736)	4,501

Total amortized intangible assets:		$50,987	$(5,439)	$(9,620)	$35,928

As of December 31, 2007
		Gross		Currency
		Carrying	Accumulated	exchange
Intangible Assets	Useful life	Amount	Amortization	and other	Net

Amortized Intangible Assets:
Patents, trademarks and trade names	5-15 years	$10,831	$(1,194)	$6	$9,643

Total amortized intangible assets:		$10,831	$(1,194)	$6	$9,643

          Amortization expense related to intangible assets subject to amortization was $0.4, $0.8 million and 3.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.
          Amortization of intangible assets through 2013 is as follows:

Years
2009	$4,368
2010	4,319
2011	4,253
2012	4,216
2013	3,512

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — GOODWILL
          Changes in goodwill for the years ended December 31 were as follows:

	2007				2008
		Acquisitions/			Acquisitions/
		purchase	Currency		purchase	Currency
	Balance,	accounting	exchange	Balance,	accounting	exchange	Balance,
	Jan 1	adjustments	and other	Dec 31	adjustments	and other	Dec 31

Shanghai Kai Hong Electronic Co., Ltd.	$881	$—	$—	$881	$—	$—	$881
Diodes FabTech Inc.	4,209	—	—	4,209	—	—	4,209
Anachip Corp.	19,940	—	105	20,045	—	(226)	19,819
Diodes Zetex Limited	—	—	—	—	37,799	(5,917)	31,882

Total	$25,030	$—	$105	$25,135	$37,799	$(6,143)	$56,791

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — BANK CREDIT AGREEMENTS AND LONG-TERM DEBT
          Credit facilities — The Company maintains credit facilities with several financial institutions through its entities in the U.S. and Asia totaling $49.4 million. The credit unused and available under the various facilities as of December 31, 2008, was $39.3 million (net of $6.1 million short-term loan below and $4.0 million credit used for import and export guarantee), as follows:

		Outstanding at
2008		December 31,
Credit Facilities	Terms	2007	2008

$30,000	Unsecured, interest at LIBOR plus margin, due quarterly	$—	$—
19,448	Unsecured, variable interest plus margin due monthly	—	6,098

$49,448		$—	$6,098

          Long-term debt — The balances as of December 31, consist of the following:

	2007	2008
Convertible bond with aggregate principal amount $230 million of convertible senior notes due 2026. The notes mature October 1, 2026. Interest, at 2.25%, is payable semi-annually in arrears on April 1 and October 1 of each year, beginning 2007.	$230,000	$183,500
Notes payable to Taiwan bank, principal amount of TWD 158 million, variable interest (approximately 3.3% as of December 31, 2008), of which TWD 132 million matures on July 6, 2021, and TWD 26 million matures July 6, 2013, secured by land and building.	4,480	4,103
No net cost loan from UBS Bank, secured by Company’s ARS portfolio, and has no maturity date. Under the “no net cost loan,” the interest rate the Company pays on the loan will not exceed the interest rate received on the pledged ARS portfolio.	—	212,711
Note payable to U.S. bank, collateralized by all assets, due in aggregate monthly principal payments of $83,000 plus interest (approximately 3.2% at December 31, 2008). This note was paid in full in February 2009.	2,680	1,671

	237,160	401,985
Less: Current portion	(1,345)	(1,339)

Long-term debt, net of current portion	$235,815	$400,646

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)
          The annual contractual maturities of long-term debt at December 31, 2008 are as follows:

2009	$2,006
2010	346
2011	358
2012	370
2013	361
Thereafter	398,544

Total long-term debt	$401,985

          Convertible bond — On October 12, 2006, the Company issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (the “Notes”), which pays 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. Interest will accrue on the Notes from and including October 12, 2006 or from and including the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date or maturity date, as the case may be. Commencing with the six-month period beginning October 1, 2011, and for each six-month period thereafter, the Company will, on the interest payment date for such interest period, pay contingent interest to the holders of the Notes under certain circumstances and in amounts described in the indenture. For U.S. Federal income tax purposes, the Company will treat, and each holder of the Notes will agree under the indenture to treat, the Notes as contingent payment debt instruments governed by special tax rules and to be bound by the Company’s application of those rules to the Notes.
          On each of October 1, 2011, October 1, 2016 and October 1, 2021, holders may require the Company to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date.
          Note holders may require the Company to repurchase all or a portion of its Notes upon a fundamental change, as described in the prospectus, at a repurchase price in cash equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Future minimum interest payments related to the Notes as of December 31, 2008 are $4.1 million for each year from 2009 through 2012. Future minimum payments related to the Notes as of December 31, 2008 for 2013 and thereafter include $56.8 million in interest and $183.5 million in principal for a total of $240.3 million.
          The Notes will be convertible into cash or, at the Company’s option, cash and/or shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 25.6419 shares per $1,000 principal amount of Notes, which represents an initial conversion price of $39.00 per share (split adjusted), in certain circumstances. In addition, following a “make-whole fundamental change” that occurs prior to October 1, 2011, the Company will, at its option, increase the conversion rate for a holder who elects to convert its Notes in connection with such “make-whole fundamental change,” in certain circumstances.
          Note holders may convert their Notes prior to stated maturity only under the following circumstances: (i) during any calendar quarter after the calendar quarter ending December 31, 2006, if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any five consecutive trading day period (the Company refers to this five consecutive trading day period as the “note measurement period”) in which the average trading price per $1,000 principal amount of Notes was equal to or less than 98% of the average conversion value of the Notes during the note measurement period; (iii) upon the occurrence of specified corporate transactions; (iv) if the Company calls the Notes for redemption; and (v) at any time from, and including, September 1, 2011 to, and including, October 1, 2011 and at any time on or after October 1, 2024. Upon conversion, holders will receive cash, or at the Company’s option, cash and shares of the Company’s common stock based on the conversion payment terms described in the Note. The conversion obligation is based on the sum of the “daily settlement amounts” described in the prospectus for the 20 consecutive trading days that begin on, and include, the second trading day after the day the Notes are tendered for conversion.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)
          On or after October 1, 2011, the Company may, from time to time, at its option, redeem the Notes, in whole or in part, for cash, at a redemption price equal to 100% of the principal amount of the Notes the Company redeems, plus any accrued and unpaid interest to, but excluding, the redemption date.
          The Company has evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and concluded that none of these features should be separately accounted for as derivatives.
          In connection with the issuance of the Notes, the Company incurred approximately $6.2 million of issuance costs, which primarily consisted of investment banker fees, legal and accounting fees. These costs are classified within Other Assets and are amortized as a component of interest expense using the straight-line method from issuance through October 12, 2011.
          During November 2008, the Company repurchased $46.5 million of it Notes for approximately $23.2 million in cash resulting in a pre-tax gain of approximately $22.6 million. Beginning January 1, 2009, we will adopt FSP APB 14-1, see Note 1 for further details.
          No Net Cost Loan
          In connection with the acquisition of Zetex (see Note 2), the Company entered into a $165 million interest-bearing margin loan with UBS Financial Services, Inc., secured by the Company’s ARS portfolio.
          On November 4, 2008, the Company accepted an offer of “no net cost loan,” which replaced the margin loan, from UBS BANK USA (“UBS Bank”), an affiliate of UBS AG and is collateralized by the Company’s ARS portfolio. Under the “no net cost loan,” USB Bank will not make an advance against the ARS collateral in amounts equal to the fair market or par value of the ARS collateral unless the Company arranges for another person or entity to provide additional collateral or assurances on terms and conditions satisfactory to the UBS Bank. In addition, UBS Bank may demand full or partial payment or terminate and cancel the “no net cost loan,” at its sole option and without cause, at any time. However, If at any time UBS Bank exercises its right of demand under certain sections of the Credit Line Agreement, UBS Financial Services, Inc. shall provide as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the Credit Line Agreement and UBS Bank agrees that the Credit Line Agreement shall remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then one of the UBS Entities will purchase the pledged ARS at par. Furthermore, if the Company elects to sell any ARS that are pledged as collateral under the Credit Line Agreement with UBS Bank to a purchaser other than UBS Bank, UBS Bank intends to exercise its right to demand repayment of the “no net cost loan” relating to the ARS sold by the Company.
          The “no net cost loan” allows the Company to draw up to 75% of the stated value of its ARS portfolio, as determined by the UBS Bank and are subject to collateral maintenance requirements. Under the “no net cost loan,” the interest rate the Company pays on the “no net cost loan” will not exceed the interest rate earned on the pledged ARS portfolio. Subsequent to the agreement, the Company drew up to the 75% stated value limit, or $213 million, of its ARS portfolio, as determined by UBS.
          As of December 31, 2008, the balance of the “no net cost loan” was $213 million and classified as long-term debt. Since the Company has drawn up to the 75% limit and the stated value of the ARS has decreased, it cannot draw additional funds from the “no net cost loan” until 75% of the stated value of the ARS exceeds $213 million at which time the Company can draw additional funds. Although the Company currently cannot draw additional funds, the Credit Line Agreement does not require the Company to repay any part of the “no net cost loan” that exceeds 75% of the stated value of the ARS portfolio.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — CAPITAL LEASE OBLIGATIONS
          Future minimum lease payments under capital lease agreements are summarized as follows:

For years ending December 31,

2009	$448
2010	326
2011	327
2012	328
Thereafter	1,128

2,557
Less: Interest	(326)

Present value of minimum lease payments	2,231

Less: Current portion	(377)

Long-term portion	$1,854

          At December 31, 2008, property under capital leases had a cost of $2.7 million, and the related accumulated depreciation was $1.1 million. Depreciation of assets held under capital lease is included in depreciation expense.
NOTE 12 — ACCRUED LIABILITIES
          Accrued liabilities at December 31 were:

	2007	2008

Compensation and payroll taxes	$10,517	$8,001
Accrued expenses	4,558	6,243
Accrued restructuring charges	—	3,708
Accrued pricing adjustments	2,015	3,604
Equipment purchases	4,462	2,129
Accrued professional services	831	1,100
Accrued interest	1,294	1,061
Other	4,164	5,349

	$27,841	$31,195

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — STOCKHOLDERS’ EQUITY
          On July 10, 2007, the Company declared a three-for-two stock split in the form of a 50% stock dividend payable on July 30, 2007 to stockholders of record on July 20, 2007. Under the terms of this stock dividend, the Company’s stockholders received one additional share for every two shares held on the record date. The dividend was paid in authorized but unissued shares of common stock. Fractional shares created by the stock dividend were paid in cash based upon the closing price of the Company’s common stock on the record date. The par value of the Company’s common stock is not affected by the dividend and remains at $0.66 2/3 per share. The outstanding shares stated on the statement of stockholders’ equity, the balance sheet and the consolidated condensed statement of income and disclosures have been adjusted to reflect the effects of the stock split.
          As of December 31, 2008, the Company had approximately 41.4 million outstanding common shares. During 2008, shares outstanding increased by approximately 1.2 million shares, due to approximately 0.5 million shares issued in conjunction with stock option exercises and 0.7 million shares issued in conjunction with vested restricted stock units.
          Additional paid-in capital increased approximately $12.3 million in the year ended December 31, 2008, primarily due to $4.0 million in stock option expense, $6.1 million in share grant expense, and $2.2 million in conjunction with stock option exercises.
          The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, during the first quarter of 2007, the Company increased its liability for unrecognized tax benefits by approximately $2.0 million, primarily related to its foreign subsidiaries, which was accounted for as a reduction to the January 1, 2007 retained earnings balance.
NOTE 14 — RESTRUCTURING COSTS
          In the year ended December 31, 2007, the Company recorded approximately $1.1 million in restructuring costs related to the consolidation of its analog wafer probe and final test operations from Hsinchu, Taiwan to its manufacturing facilities in Shanghai, China. The expense primarily consisted of approximately $0.8 million in termination and severance costs and approximately $0.3 million in impairment of fixed assets and other. The restructuring has been completed as of December 31, 2007.
          In the year ended December 31, 2008, the Company recorded approximately $4.1 million in restructuring costs mainly relating to the reduction of its European workforce at its UK operations in Oldham of which accounted for $3.0 million and to a lesser extent workforce reductions at its manufacturing operations in China. The expense primarily consisted of termination and severance costs. The restructuring began in the fourth quarter of 2008 and is expected to be completed by the end of the first quarter of 2009.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — INCOME TAXES
          The components of the income tax provision are as follows:

	2006	2007	2008

Current tax provision
Federal	$—	$—	$—
Foreign	6,555	5,668	9,748
State	641	230	14

	7,196	5,898	9,762

Deferred tax provision
Federal	4,708	2,345	1,608
Foreign	(215)	—	(5,992)

	4,493	2,345	(4,384)
Liability for unrecognized tax benefits	—	1,185	(793)

Total income tax provision	$11,689	$9,428	$4,585

          Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2006, 2007, and 2008 is as follows:

	2006		2007		2008
		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings	Amount	earnings	Amount	earnings

Federal tax	$21,392	35.0	$25,011	35.0	$16,048	35.0

State income taxes, net of federal tax benefit	2,506	4.1	231	0.3	240	0.5

Foreign income taxed at lower tax rates	(16,993)	(27.8)	(21,063)	(29.5)	(16,908)	(36.9)

Subpart F income	2,614	4.3	1,185	1.7	495	1.1

U.S. tax on undistributed foreign earnings	2,270	3.7	(3,339)	(4.7)	—	—

Valuation allowance — foreign tax credit carryforwards	—	—	5,044	7.1	550	1.2

Liability for unrecognized tax benefits	—	—	1,185	1.7	(412)	(0.9)

Foreign dividends, net of foreign tax credits	—	—	—	—	1,514	3.3

Non-deductible in process research and development	—	—	—	—	2,753	6.0

Other	(100)	(0.2)	1,174	1.6	305	0.7

Income tax provision	$11,689	19.1	$9,428	13.2	$4,585	10.0

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — INCOME TAXES (Continued)
          The Company’s global presence requires it to pay income taxes in a number of jurisdictions. For the year ended December 31, 2006, the Company reported domestic and foreign pre-tax income of $6.1 million and $55.0 million, respectively. For the year ended December 31, 2007, the Company reported domestic and foreign pre-tax income/(loss) of $(2.5) million and $74.5 million, respectively. For the year ended December 31, 2008, the Company reported domestic and foreign pre-tax income/(loss) of $(1.6) million and $47.5 million, respectively, including $14.3 million of deductions relating to purchase accounting adjustments from the Zetex acquisition for IPR&D, inventory adjustment for reasonable profit allowance and amortization of acquisition-related intangible assets.
          In general, earnings in the U.S. and Taiwan are currently subject to tax rates of 39.0% and 25.0%, respectively. In addition, Taiwan earnings are subject to an additional 10% retained earnings tax should the Taiwan earnings not be distributed. Earnings in Hong Kong are subject to a 16.5% tax for local sales or local source sales; all other Hong Kong sales are not subject to foreign income taxes. Earnings in Taiwan and Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by the Company’s China subsidiaries and sold to customers outside of Taiwan and Hong Kong, respectively. The U.S. tax rate on this Subpart F income is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, the Company receives credit against its U.S. Federal tax liability for income taxes paid by its foreign subsidiaries.
          As an incentive for the formation of Anachip Corp., its earnings are subject to a five-year tax holiday (subject to certain qualifications of Taiwanese tax law). In the third quarter of 2006, the Company elected to begin this five-year tax holiday as of January 1, 2006. Beginning 2011, Anachip Corp.’s earnings will be subject to statutory Taiwan income tax.
          Prior to 2008, earnings in the Songjiang district of China were subject to a standard central government tax rate of 24.0%. However, as an incentive for establishing Shanghai Kai Hong Electronic Co., Ltd., its earnings were subject to a 0% tax rate by the central government from 1996 through 2000, and to a 12.0% tax rate from 2001 through 2007. For 2009, the Company expects a tax rate of 25%. In addition, due to a $15 million permanent re-investment of Shanghai Kai Hong Electronic Co., Ltd.’s earnings in 2004, it has received additional preferential tax treatment (earnings will be exempted from central government income tax for two years, and then subject to tax rates in the range of 12.0% to 12.5% for the following three years) on earnings that are generated by this permanent re-investment.
          In addition, the earnings of Shanghai Kai Hong Electronic Co., Ltd. would ordinarily be subject to a standard local government tax rate of 3.0% through 2007. However, as an incentive for establishing Shanghai Kai Hong Electronic Co., Ltd., the local government waived this tax from 1996 through 2007.
          In 2004, the Company established its second Shanghai-based manufacturing facility, Shanghai Kai Hong Technology Co., Ltd., located in the Songjiang Export Zone of Shanghai, China. In the Songjiang Export Zone, the central government standard tax rate is 15.0%, and there is no local government tax. As an incentive for establishing Shanghai Kai Hong Technology Co., Ltd., its 2005 and 2006 earnings were exempted from central government income tax and the 2007 and 2008 earnings were subject to a 7.5% and 12.5% tax rate, respectively. For 2009, the Company expects a tax rate of 12.5%.
          It is unclear to what extent the Company’s China subsidiaries will continue to receive preferential tax treatment. The recent China government income tax reform terminates some existing tax incentives for foreign enterprises doing business in China. For example, the central government tax rate in China increased to 25% beginning in 2008; however, the Company believes Shanghai Kai Hong Electronic Co., Ltd may qualify for a “high technology” preferential tax treatment that would reduce the tax rate to 15% and Shanghai Kai Hong Technology Co., Ltd. may also qualify for a transitional tax rate of 9%.
          The impact of the tax holidays decreased the Company’s tax expense by approximately $11.2 million, $11.2 million and $6.6 million for the years ended December 31, 2006, 2007 and 2008, respectively. The benefit of the tax holiday on basic and diluted earnings per share for the year ended December 30, 2006 was approximately $0.28 and $0.26, respectively. The benefit of the tax holiday on basic and diluted earnings per share for the year ended December 30, 2007 was approximately $0.17 and $0.16, respectively. The benefit of the tax holiday on both basic and diluted earnings per share for the year ended December 31, 2008 was approximately $0.16.
          In June 2008, the Company completed the acquisition of all the outstanding ordinary capital stock of Zetex. Zetex’s earnings in the United Kingdom are currently subject to a tax rate of 28% and its earnings in Hong Kong are subject to a 16.5% tax rate. In addition, Zetex’s earnings in Germany are subject to a 30% tax rate.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — INCOME TAXES (Continued)
          The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2005. The Internal Revenue Service has contacted the Company regarding an examination for the tax year ended 2005. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2002. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN48”) reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
          The Company adopted the provisions of FIN48 effective January 1, 2007. As a result of the implementation of FIN48, the Company increased its liability for unrecognized tax benefits, primarily related to its foreign subsidiaries, by approximately $2.0 million during the first quarter of 2007, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2007	2008
Balance at January 1,	$3,200	$4,122
Additions based on tax positions related to the current year	1,185	1,035
Reductions for prior years tax positions	(263)	(1,451)

Balance at December 31,	$4,122	$3,706

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — INCOME TAXES (Continued)
          It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.
          At December 31, 2007 and 2008, the Company’s deferred tax assets and liabilities are comprised of the following items:

	2007	2008
Deferred tax assets, current
Inventory cost	$1,229	$1,534
Accrued expenses and accounts receivable	1,085	785
Net operating loss carryforwards and other	1,200	—
Share based compensation and others	1,659	1,675

Total deferred tax assets, current	$5,173	$3,994

Deferred tax assets, non-current
Plant, equipment and intangible assets	$544	$1,313
Foreign tax credit	7,976	8,560
Research and development tax credit	1,868	2,790
Net operating loss carryforwards	1,887	1,707
Share based compensation and others	4,078	7,984

	16,353	22,354
Valuation allowance	(5,043)	(5,593)

Total deferred tax assets, non-current	11,310	16,761

Deferred tax liabilities, non-current
Step up in basis — acquisition	(2,284)	(4,602)
Convertible debt interest	(5,785)	(9,417)

Total deferred tax liabilities, non-current	(8,069)	(14,019)

Net deferred tax assets, non-current	$3,241	$2,742

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — INCOME TAXES (Continued)
          Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. As of January 1, 2007, the Company had accrued $3.3 million for U.S. taxes on future dividends from its foreign subsidiaries. With the establishment of the holding companies in 2007, as of December 31, 2008, the Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries. Accordingly, the $3.3 million liability was reversed during 2007, and U.S. taxes are no longer being recorded on undistributed foreign earnings. Furthermore, the Company determined that it was more likely than not that a portion of its federal foreign tax credit carryforwards would expire before they could be utilized. Accordingly, the Company recorded valuation allowances of $5.0 million and $0.6 million during the years ended December 31, 2007 and 2008, respectively.
          As of December 31, 2008, the Company has undistributed earnings from its non-U.S. operations of approximately $144 million (including approximately $23 million of restricted earnings which are not available for dividends). Additional federal and state income taxes of approximately $41 million would be required should such earnings be repatriated to the U.S.
          For the year ended December 31, 2006, the Company recorded tax benefits related to the exercise of non-qualified stock options and the disqualified disposition of incentive stock options, which were recorded as a credit to additional paid-in capital in the amount of $6.7 million. No tax benefit was recorded for the years ended December 31, 2007 and 2008.
          At December 31, 2008, the Company had federal and state net operating loss (NOL) carryforwards of approximately $42.0 million and $40.0 million, respectively, available to offset future regular and alternative minimum taxable income. The federal NOL carryforwards will begin to expire in 2017 and the state NOL carryforwards will begin to expire in 2013. Furthermore, the tax benefits of approximately $28.2 million of NOLs related to stock option exercises in 2007 and 2008 will be credited to additional paid-in capital when realized.
          At December 31, 2008, the Company had federal and state tax credit carryforwards available to offset future regular income and partially offset alternative minimum taxable income of approximately $10.7 million and $0.6 million, respectively. The federal credit carryforwards will begin to expire in 2009 and the state credit carryforwards will begin to expire in 2020.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — EMPLOYEE BENEFIT PLANS
Defined Benefit Plan
          In connection with the acquisition of Zetex, the Company has adopted a contributory defined benefit plan that covers certain employees in the United Kingdom (“U.K.”) and Germany. The defined benefit plan is closed to new entrants and frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. On the acquisition date, the Company determined the fair value of the defined benefit plan assets and plans to utilize an annual measurement date of December 31. At subsequent measurement dates, defined benefit plan assets will be determined based on fair value. Defined benefit plan assets consist primarily of high quality corporate bonds that are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating to the terms of the related pension liability. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.
          For the year ended December 31, 2008, net period benefit costs associated with the defined benefit in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R), were approximately $0.6 million. All unrecognized actuarial gains and losses, prior service costs and accumulated other comprehensive income are eliminated and the balance sheet liability is set equal to the funded status of the defined benefit plan at acquisition date.
          The following table summarizes the net periodic benefit costs of the Company’s plans for the year ended December 31, 2008:

Defined Benefit Plan

Components of net periodic benefit cost:
Service Cost	$204
Interest cost	4,186
Expected return on plan assets	(3,812)

Net periodic benefit cost	$578

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — EMPLOYEE BENEFIT PLANS (Continued)
          The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31, 2008:

Defined Benefit Plan

Change in benefit obligation:
Beginning balance	$—

Acquisition	121,842

Service cost	204

Interest cost	4,185

Actuarial loss (gain)	(9,087)

Benefits paid	(1,837)

Currency changes	(32,039)

Benefit obligation at December 31, 2008	$83,268

Change in plan assets:

Fair value of plan assets at date of acquisition	$111,664

Actual return on plan assets	(10,264)

Benefits paid	(1,837)

Currency changes	(28,279)

Fair value of plan assets at December 31, 2008	$71,284

Funded status at December 31, 2008	$(11,984)

          Based on an actuarial study performed as of December 31, 2008, the plan is under-funded by $12 million and the liability is reflected in the Company’s consolidated balance sheets as a noncurrent liability. The amount recognized in accumulated other comprehensive loss was $4.7 million and the weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2008 was 6.4%.
          The following weighted-average assumptions were used to determine net periodic benefit costs for the year ended December 31, 2008:

Discount rate	6.6%
Expected long-term return on plan assets	6.7%
          The following weighted-average assumption was used to determine the benefit obligations for the year ended December 31, 2008:

Discount rate	6.4%

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — EMPLOYEE BENEFIT PLANS (Continued)
          The expected long-term return on plan assets was determined based on historical and expected future returns of the various asset classes. The plans investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve its expected long-term return and is currently invested in a variety of funds representing most standard equity and debt security classes. Trustee of the plan may make changes at any time. The following summarizes the plan asset allocations of the assets in the plan and expected long-term return by asset category:

Asset category	Expected long-term return	Assets allocation
Equity securities	7.8%	51.5%
Debt securities	5.2%	48.3%
Other	2.0%	0.2%

Total	6.5%	100%
          Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The following summarizes the expected future benefit payments, including future benefit accrual, as of December 31, 2008:

Year
2009	$2,502
2010	2,789
2011	3,134
2012	3,379
2013	3,508
2014-2018	$21,294
          The Company did not make contributions to the defined benefit plan during 2008. The Company adopted a payment plan that Zetex had in place with the trustees of the defined benefit plan, in which the Company will pay approximately £1.0 million GBP (approximately $1.6 million based on a USD:GBP exchange rate of 1.6:1) every March from 2009 through 2012.
          The Company also has pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, not included in the numbers or assumptions above.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — EMPLOYEE BENEFIT PLANS (Continued)
401(k) Savings Plan
          The Company maintains a 401(k) retirement plan (the Plan) for the benefit of qualified employees at its U.S. locations. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company makes a matching contribution of $1 for every $2 contributed by the participant up to 6% (3% maximum matching) of the participant’s eligible payroll, which vest over four years. In addition, the Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan.
          As stipulated by the regulations of the People’s Republic of China, the Company maintains a retirement plan pursuant to the local municipal government for the employees in China. The Company is required to make contributions to the retirement plan at a rate of 22.5% of the employee’s eligible payroll. Pursuant to the Taiwan Labor Standard Law and Factory Law, the Company maintains a retirement plan for the employees in Taiwan. The Company makes contributions at a rate of 6% of the employee’s eligible payroll.
          For the years ended December 31, 2006, 2007 and 2008, total amounts expensed under these plans were approximately $2.6 million, $2.9 million and $2.0 million, respectively.
Deferred Compensation Plan
          The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2008, these investments totaled approximately $2.0 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the deferred compensation plan liabilities.
Share-Based Plan
          The Company maintains share-based compensation plans for its Board of Directors (“Directors”), officers and key employees, which provide for stock options and stock awards under its 1993 ISO Plan, 1993 NQO Plan, 1969 Incentive Bonus Plan, and 2001 Omnibus Equity Incentive Plan.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — SHARE-BASED COMPENSATION
          Stock Options — Through March 31, 2006, substantially all stock options granted vest in equal annual installments over a three-year period and expire ten years after the grant date. Beginning April 1, 2006, substantially all stock options granted vest in equal annual installments over a four-year period and expire ten years after the grant date.
          Beginning in fiscal year 2006, the Company adopted SFAS No. 123R, Share-Based Payments (“SFAS 123R”), on a modified prospective transition method to account for its employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested stock options are recognized as compensation expense in the income statement, and prior period results are not restated, and thus do not include the additional compensation expense. In the year ended December 31, 2006, operating income decreased by $6.5 million, net income decreased by $5.4 million (net of tax benefits recognized $1.1 million), and diluted earnings per share were reduced by approximately $0.10. In the year ended December 31, 2007, operating income decreased by $5.6 million, net income decreased by $4.3 million (net of tax benefits recognized $1.3 million), and diluted earnings per share were reduced by approximately $0.07. In the year ended December 31, 2008, operating income decreased by $4.0 million, net income decreased by $2.9 million (net of tax benefits recognized $1.1 million), and diluted earnings per share were reduced by approximately $0.07. For the years ended December 31, 2006, 2007 and 2008, share-based compensation expense associated with the Company’s stock options are as follows:

	2006	2007	2008
Selling, general and administrative expense	$5,394	$4,824	$3,594
Research and development expense	603	463	330
Cost of goods sold	469	273	112

Total stock option expense	$6,466	$5,560	$4,036

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — SHARE-BASED COMPENSATION (Continued)
          Share-based compensation expense for stock options granted during 2006, 2007 and 2008 were calculated on the date of grant using the following weighted-average forfeiture rates, and the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2006	2007	2008

Expected volatility	54.34%	54.52%	55.30%
Expected term (years)	5.88	6.63	6.94
Risk free interest rate	3%	4.91%	4.08%
Forfeiture rate	2.56%	2.50%	2.50%
Dividend yield	N/A	N/A	N/A
          Expected volatility — The Company estimates expected volatility using historical volatility. Public trading volume on options in the Company’s stock is not material. As a result, the Company determined that utilizing an implied volatility factor would not be appropriate. The Company calculates historical volatility for the period that is commensurate with the option’s expected term assumption. For 2008, the expected volatility for officers and Directors is 55.30%, while the expected volatility for all other employees is 49.49%.
          Expected term — The Company has evaluated expected term based on history and exercise patterns across its demographic population. The Company believes that this historical data is the best estimate of the expected term of a new option. For 2008, the expected term for officers and Directors is 6.94 years, while the expected term for all other employees is 4.66 years.
          Risk free interest rate — The Company estimate the risk-free interest rate based on zero-coupon U.S. treasury securities for a period that is commensurate with the expected term assumption.
          Forfeiture rate — The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest as SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 2.56%, 2.50%, and 2.50% to all unvested options as of December 31, 2006, 2007, and 2008, respectively. This analysis will be re-evaluated at least annually, and the forfeiture rate will be adjusted as necessary.
          Dividend yield — The Company historically has not paid a cash dividend; therefore this input is not applicable.
          Discount for post vesting restrictions — This input is not applicable.
          For the years ended December 31, 2006, 2007 and 2008, the Company granted stock options to purchase 0.4 million, 0.3 million and 0.2 million shares of its common stock, respectively, which vest in equal annual installments over a three or four-year period and expire ten years from the date of grant. The weighted-average grant-date fair value of options granted during 2006, 2007 and 2008 was $13.0, $14.7, and $16.7, respectively. The total cash received from these option exercises was $4.3 million, $7.6 million and $3.0 million during 2006, 2007 and 2008, respectively.
          At December 31, 2008, un-amortized compensation expense related to unvested options, net of estimated forfeitures, was approximately $7.0 million. The weighted average period over which share-based compensation expense related to these options will be recognized is 2.6 years.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — SHARE-BASED COMPENSATION (Continued)
          A summary of the Company’s stock option plans as of December 31 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Stock options	Shares	Price	Term (years)	Intrinsic Value
Outstanding at December 31, 2006	6,139	$6.97	6.74	$84,277
Granted	365	23.05
Exercised	(1,055)	4.14		23,164
Forfeited or expired	(81)	16.03

Outstanding at December 31, 2006	5,368	8.49	6.36	81,396
Exercisable at December 31, 2006	3,910	5.97	5.57	69,161

Outstanding at January 1, 2007	5,368	8.49
Granted	265	24.96
Exercised	(1,260)	6.04		26,722
Forfeited or expired	(105)	19.53

Outstanding at December 31, 2007	4,268	10.06	5.95	85,393
Exercisable at December 31, 2007	3,411	7.55	5.36	76,814

Outstanding at January 1, 2008	4,268	10.06
Granted	241	27.95
Exercised	(540)	5.48		8,775
Forfeited or expired	(74)	20.67

Outstanding at December 31, 2008	3,895	$11.61	5.35	$2,327
Exercisable at December 31, 2008	3,342	$9.28	4.81	$2,327
As of December 31, 2008, approximately 3.3 million of the 3.9 million outstanding stock options were exercisable. The following table summarizes information about stock options outstanding at December 31, 2008:

			Weighted
			average
			remaining	Weighted
	Range of exercise	Number	contractual	average
Plan	prices	outstanding	life (years)	exercise price
1993 NQQ	$1.33-7.09	398	1.31	$5.37
1993 ISO	1.33-7.09	188	2.21	4.88
2001 Plan	2.53-28.45	3,309	6.00	12.74

Plan Totals	$1.33-28.45	3,895	5.35	$11.61

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — SHARE-BASED COMPENSATION (Continued)
          The following summarizes information about stock options exercisable at December 31, 2008:

			Weighted
			average	Weighted
			remaining	average
	Range of exercise	Number	contractual	exercise
Plan	prices	outstanding	life (years)	price
1993 NQQ	$1.33-7.09	398	1.31	$5.37
1993 ISO	1.33-7.09	188	2.21	4.88
2001 Plan	2.53-28.45	2,756	5.49	10.14

Total	$1.33-28.45	3,342	4.81	$9.28
          Share Grants — Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period. For the years ended December 31, 2006, 2007 and 2008, share-based compensation expense associated with the Company’s share grants are as follows:

	2006	2007	2008
Selling, general and administrative expense	$1,558	$3,743	$5,116
Research and development expense	121	351	653
Cost of goods sold	127	210	331

Total share grant expense	$1,806	$4,304	$6,100

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — SHARE-BASED COMPENSATION (Continued)
          A summary of the Company’s non-vested share grants in 2006, 2007 and 2008 are presented below:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
Restricted Stock Grants	Shares	Fair Value	Value

Nonvested at January 1, 2006	495	$11.53
Granted	364	23.26
Forfeited	(7)	23.31

Nonvested at December 31, 2006	852	$16.45	$20,141

Nonvested at January 1, 2007	852	$16.45
Granted	297	26.00
Vested	(84)	23.19
Forfeited	(47)	23.73

Nonvested at December 31, 2007	1,018	$18.34	$30,602

Nonvested at January 1, 2008	1,018	$18.34
Granted	283	26.47
Vested	(391)	16.29	$9,649
Forfeited	(64)	26.23

Nonvested at December 31, 2008	846	$21.41	$5,125
          For each of the years ended December 31 of 2006, 2007 and 2008, there were $1.8, $4.3 million and $6.1 million of total recognized share-based compensation expense related to restricted stock arrangements granted under the plans. The total of unrecognized share-based compensation expense as of December 31 of 2006, 2007 and 2008 was $10.2 million, $12.9 million and $13.9 million, respectively. This cost is expected to be recognized over a weighted average period of 2.1 years.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — RELATED PARTY TRANSACTIONS
          The Company conducts business with one related party company, Lite-On Semiconductor Corporation, and its subsidiaries and affiliates (“LSC”). LSC is the Company’s largest stockholder and owns 20.2% of the Company’s outstanding Common Stock as of December 31, 2008. C.H. Chen, the Company’s former President and Chief Executive Officer, and current Vice Chairman of the Board of Directors, is also Vice Chairman of LSC. M.K. Lu, a member of the Board of Directors until May 2007, served as President of LSC until May 2007, while Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC as well as Chairman of Lite-On Technology Corporation, a significant shareholder of LSC. L.P. Hsu, a member of the Board of Directors since May 2007 serves as a consultant to LSC. The Company considers its relationship with LSC, a member of the Lite-On Group of companies, to be mutually beneficial and the Company plans to continue its strategic alliance together as it has since 1991.
          The Company also conducts business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is the Company’s 5% joint venture partner in Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd.
          The Audit Committee of the Board of Directors conducts an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time. The Company believes that related party transactions are on terms no less favorable than would be obtained from unaffiliated third parties.
          Lite-On Semiconductor Corporation (LSC) — The Company sold silicon wafers to LSC totaling 6.5%, 6.2% and 3.5% of total sales for the years ended December 31, 2006, 2007 and 2008, respectively, making LSC the Company’s largest customer. Also for the years ended December 31, 2006, 2007 and 2008, 13.0%, 11.3% and 9.6%, respectively, of the Company’s net sales were from discrete semiconductor products purchased from LSC for subsequent sale, making LSC the Company’s largest outside supplier. The Company also rents warehouse space in Hong Kong from a member of the Lite-On Group, which also provides the Company with warehousing services at that location. For 2006, 2007 and 2008, the Company reimbursed this entity in aggregate amounts of $0.5 million, $0.5 million and $0.7 million, respectively, for these items. The Company believes such transactions are on terms no less favorable than could be obtained from unaffiliated third parties.
          Net sales to, and purchases from, LSC were as follows for years ended December 31:

	2006	2007	2008
Net sales	$22,374	$24,809	$15,279
Purchases	$48,778	$49,224	$48,964

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — RELATED PARTY TRANSACTIONS (Continued)
          Keylink International (B.V.I.) Inc. (Keylink) — The Company sells product to, and purchases inventory from, companies owned by its 5% Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd. minority shareholder. The Company sold silicon wafers to companies owned by Keylink totaling 0.4%, 0.6% and 0.8% of total sales for the years ended December 31, 2006, 2007 and 2008, respectively. Also for the years ended December 31, 2006, 2007 and 2008, 2.3%, 1.5% and 1.3%, respectively of the Company’s net sales were from discrete semiconductor products purchased from companies owned by Keylink. In addition, Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd. lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink. The Company also paid a consulting fee to Keylink. The aggregate amounts for these services for the years ended December 31, 2006, 2007 and 2008 were $7.9 million, $9.4 million and $10.5 million, respectively. The Company believes such transactions are on terms no less favorable than could be obtained from unaffiliated third parties.
          Net sales to, and purchases from, companies owned by Keylink were as follows for years ended December 31st:

	2006	2007	2008
Net sales	$1,481	$2,586	$3,486
Purchases	$5,973	$6,005	$6,555
          Accounts receivable from, and accounts payable to, LSC and Keylink were as follows as of December 31st:

	2007	2008
Accounts receivable
LSC	$3,526	$2,920
Keylink	1,879	2,413

	$5,405	$5,333

Accounts payable
LSC	$8,906	$6,133
Keylink	4,229	3,662

	$13,135	$9,795

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES
          An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Operations, Senior Vice President of Sales and Marketing and Senior Vice President of Finance. For financial reporting purposes, the Company operates in a single segment, standard semiconductor products, through its various manufacturing and distribution facilities. The Company aggregates its products since the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.
          The Company’s operations include the domestic operations (Diodes Incorporated and Diodes FabTech Inc.) located in the United States, Asian operations (Diodes Taiwan Inc., located in Taipei, Taiwan, and Anachip Corp. located in Hsinchu, Taiwan, Shanghai Kai Hong Electronic Co., Ltd and Shanghai Kai Hong Technology Co., Ltd both located in Shanghai, China, and Diodes Hong Kong Limited located in Hong Kong, China) and European operation (Diodes Zetex Limited located in Oldham, England). Prior to the acquisition of Zetex plc (Zetex), in June 2008, European operations were consolidated into the domestic (North America), which accounted for approximately 3.3% and 4.2% of total sales for the years ended December 31, 2006 and 2007, respectively.

2008	Asia	North America	Europe	Consolidated

Total Sales	$346,023	$113,620	$28,328	$487,971
Inter-company sales	(25,056)	(27,153)	(2,977)	(55,186)

Net sales	$320,967	$86,467	$25,351	$432,785

Property, plant and equipment	$105,957	$31,213	$37,497	$174,667
Assets	$333,639	$409,921	$150,583	$894,143

2007	Asia	North America	Europe (1)		Consolidated

Total Sales	$514,195	$122,274		$—	$636,469
Inter-company sales	(211,913)	(23,397)		—	(235,310)

Net sales	$302,282	$98,877	$		$401,159

Property, plant and equipment	$103,220	$20,187		$—	$123,407
Assets	$240,196	$466,169		$—	$706,365

2006	Asia	North America	Europe (1)		Consolidated

Total Sales	$405,002	$117,867		$—	$522,869
Inter-company sales	(158,131)	(21,430)		—	(179,561)

Net sales	$246,871	$96,437	$		$343,308

Property, plant and equipment	$82,021	$13,448		$—	$95,469
Assets	$241,979	$380,160		$—	$622,139

(1)           For the years December 31, 2006 and 2007, European operations are consolidated into domestic (North America) operations.
          The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Revenues are attributed to geographic areas based on the location of the market producing the revenues.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES (Continued)
          Geographic Information — Revenues were derived from (billed to) customers located in the following countries. “All Others” represents countries with less than 10% of total revenues each:

		% of Total
2008	Revenue	Revenue
China	$130,045	30.0%
Taiwan	118,577	27.4%
United States	85,906	19.8%
Korea	21,901	5.1%
Germany	17,021	3.9%
Singapore	14,852	3.4%
England	12,821	3.1%
All Others	$31,662	7.3%

Total	$432,785	100%

		% of Total
2007	Revenue	Revenue
China	$156,183	38.9%
Taiwan	102,562	25.6%
United States	81,408	20.3%
Korea	17,563	4.4%
Singapore	9,854	2.5%
England	7,710	1.8%
Germany	5,111	1.3%
All Others	$20,768	5.2%

Total	$401,159	100%

		% of Total
2006	Revenue	Revenue
China	$118,303	34.5%
Taiwan	96,401	28.1%
United States	76,357	22.2%
All Others	$52,247	15.2%

Total	$343,308	100%

          Major customers — The Company sold silicon wafers to LSC totaling 6.5%, 6.2% and 3.5% of total sales for the years ended December 31, 2006, 2007 and 2008, respectively, making LSC one of the Company’s largest customer. No customer accounted for 10% or greater of the Company’s total net sales in 2006, 2007, and 2008.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — COMMITMENTS
          Operating leases — The Company leases offices, manufacturing plants and warehouses under operating lease agreements expiring through December 2012. Rental expense amounted to approximately $4.0 million, $4.3 million and $5.8 million for the years ended December 31, 2006, 2007, and 2008, respectively.
          Future minimum lease payments under non-cancelable operating leases at December 31, 2008 are:

2009	$5,506
2010	3,984
2011	3,727
2012	3,455
2013 and thereafter	3,037

$19,709

          Purchase commitments — The Company has entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment in China, for approximately $5.2 million at December 31, 2008.

DIODES INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 — SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

		Quarter Ended
	March 31	June 30	Sept. 30 (1)	Dec. 31
Fiscal 2008
Net sales	$95,580	$116,018	$134,047	$87,141

Gross profit	31,916	39,618	38,118	22,876

Net income (loss)	14,203	13,108	(2,946)	14,611

Earnings (loss) per share
Basic	$0.35	$0.32	$(0.07)	$0.36
Diluted	0.33	0.31	(0.07)	0.35

		Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2007
Net sales	$92,020	$96,283	$105,264	$107,591

Gross profit	29,524	30,678	34,152	36,024

Net income	13,009	12,249	16,101	18,298

Earnings per share
Basic	$0.33	$0.31	$0.40	$0.46
Diluted	0.31	0.29	0.38	0.43

		Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2006
Net sales	$73,589	$82,712	$92,575	$94,432

Gross profit	24,214	27,433	30,696	31,549

Net income	9,312	11,385	12,770	14,675

Earnings per share
Basic	$0.25	$0.30	$0.33	$0.38
Diluted	0.23	0.27	0.30	0.35

(1)	Net income for the three months ended September 30, 2008 was effected by purchase price accounting adjustments in connection with the acquisition of Zetex, mainly due to one time non-cash expenses related to acquired intangible IPR&D and inventory adjustment for reasonable profit allowance.
Note: The sum of the quarterly earnings per share may not equal the full year amount, as the computations of the weighted average number of common shares outstanding for each quarter and for the full year are performed independently.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 — SUBSEQUENT EVENTS
          During January, 2009, the Company repurchased $9.6 million of its Notes for approximately $6.6 million in cash. This transaction will be accounted for under FSP APB 14-1. See Note 1 for further details in regard to the Company’s adoption of FSP APB 14-1.
          On February 6, 2009, the Company paid in full the outstanding balance of approximately $2.5 million on its revolving credit commitment with Union Bank of California, N.A. (“Union Bank”) and terminated the Amended and Restated Credit Agreement. On February 11, 2009, the Company paid in full the outstanding balance of approximately $1.5 million on its Union Bank term loan facility and terminated the Covenant Agreement.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By:	/s/ Keh-Shew Lu	February 26, 2009

KEH-SHEW LU President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Carl C. Wertz	February 26, 2009

CARL C. WERTZ Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Keh-Shew Lu, President and Chief Executive Officer, and Carl C. Wertz, Chief Financial Officer, Treasurer, and Secretary, his true and lawful attorneys-in-fact and agents, with full power of substitution, to sign and execute on behalf of the undersigned and any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or their or his or her substitutes, shall do or cause to be done by virtue hereof.
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2009.

/s/ Keh-Shew, Lu
KEH-SHEW LU President and Chief Executive Officer (Principal Executive Officer)

/s/ Carl C. Wertz
CARL C. WERTZ Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)

/s/ Raymond Soong	/s/ C.H. Chen

RAYMOND SOONG Chairman of the Board of Directors	C.H. CHEN Director

/s/ Michael R. Giordano	/s/ L.P. Hsu

MICHAEL R. GIORDANO Director	L.P. HSU Director

/s/ Keh-Shew Lu	/s/ John M. Stich

KEH-SHEW LU Director	JOHN M. STICH Director

/s/ Shing Mao
SHING MAO Director

INDEX TO EXHIBITS

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith

2.1	Stock Purchase Agreement dated as of December 20, 2005, by and among DII Taiwan Corporation Ltd., Anachip Corporation, Lite-On Semiconductor Corporation, Shin Sheng Investment Limited and Sun Shining Investment Corp.	8-K	December 21, 2005	2.1

2.2	Asset Purchase Agreement dated as of October 18, 2006, by and among DII Taiwan Corporation Ltd., APD Semiconductor, Inc. and Certain Shareholders Thereof, and entered into by the parties on October 19, 2006	8-K	October 24, 2006	2.1

2.3	Amendment to the Asset Purchase Agreement, dated October 18, 2006, by and among Diodes Incorporated, DII Taiwan Corporation Ltd., APD Semiconductor, Inc. and APD Semiconductor (Asia) Inc., and entered into by the parties on October 19, 2006	8-K	October 24, 2006	2.2

2.4	Second Amendment to Asset Purchase Agreement dated as of October 31, 2006, by and among Diodes Incorporated, DII Taiwan Corporation Ltd., APD Semiconductor, Inc. and APD Semiconductor (Asia) Inc.	8-K	November 7, 2006	2.1

3.1	Certificate of Incorporation, as amended.	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

4.2	Form of Convertible Senior Notes due 2026	S-3	October 4, 2006	4.1

4.3	Form of Indenture for the Convertible Senior Notes due 2026	S-3	October 4, 2006	4.3

10.1*	Company’s 401(k) Plan — Adoption Agreement	10-K	March 31, 1995

10.2*	Company’s 401(k) Plan — Basic Plan Documentation #03	10-K	March 31, 1995

10.3*	Company’s Incentive Bonus Plan	S-8	May 9, 1994

10.4*	Company’s 1993 Non-Qualified Stock Option Plan	S-8	May 9, 1994

10.5*	Company’s 1993 Incentive Stock Option Plan	10-K	March 31, 1995

10.6	KaiHong Compensation Trade Agreement for SOT-23 Product	10-Q/A	October 27, 1995	10.2

10.7	KaiHong Compensation Trade Agreement for MELF Product	10-Q/A	October 27, 1995	10.3

10.8	Lite-On Power Semiconductor Corporation Distributorship Agreement	10-Q	July 27, 1995	10.4

10.9	Loan Agreement between the Company and FabTech Incorporated	10-K	April 1, 1996	10.16

10.10	KaiHong Joint Venture Agreement between the Company and Mrs. J.H. Xing	10-K	April 1, 1996	10.17

10.11	Quality Assurance Consulting Agreement between LPSC and Shanghai KaiHong Electronic Company, Ltd.	10-Q	August 14, 1996	10.18

10.12	Guaranty Agreement between the Company and Shanghai KaiHong Electronic Co., Ltd.	10-K	March 26, 1997	10.21

10.13	Guaranty Agreement between the Company and Xing International, Inc.	10-K	March 26, 1997	10.22

10.14	Bank Guaranty for Shanghai KaiHong Electronic Co., LTD	10-Q	August 14,1998	10.25

10.15	Consulting Agreement between the Company and J.Y. Xing	10-Q	November 13,1998	10.26

INDEX TO EXHIBITS (continued)

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith

10.16	Diodes-Taiwan Relationship Agreement for FabTech Wafer Sales	10-Q	August 11, 1999	10.28

10.17	Volume Purchase Agreement dated as of October 25, 2000, between FabTech, Inc. and Lite-On Power Semiconductor Corporation	8-K	December 18, 2000	10.31

10.18	Diodes Incorporated Building Lease — Third Amendment	10-Q	November 2, 2001	10.36

10.19*	2001 Omnibus Equity Incentive Plan	DEF14A	April 27, 2001	B

10.20	Sale and Leaseback Agreement between the Company and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.46

10.21	Lease Agreement between the Company and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.47

10.22	Lease Agreement for Plant #2 between the Company and Shanghai Ding Hong Electronic Equipment Limited	10-Q	August 9, 2004	10.52

10.23	$5 Million Term Note with Union Bank	10-Q	August 9, 2004	10.53

10.24	First Amendment To Amended And Restated Credit Agreement	10-Q	August 9, 2004	10.54

10.25	Covenant Agreement between Union Bank and FabTech, Inc.	10-Q	August 9, 2004	10.55

10.26	Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.56

10.27	Lease Agreement between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

10.28	Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.29	Second Amendment to Amended and Restated Credit Agreement dated as of August 29, 2005, between Diodes Incorporated and Union Bank of California, N.A.	8-K	September 2, 2005	10.59

10.30	Covenant Agreement dated as of August 29, 2005, between FabTech, Inc. and Union Bank of California, N.A.	8-K	September 2, 2005	10.60

10.31	Revolving Note dated as of August 29, 2005, of Diodes Incorporated payable to Union Bank of California, N.A.	8-K	September 2, 2005	10.61

10.32	Term Note dated as of August 29, 2005, of FabTech, Inc. payable to Union Bank of California, N.A.	8-K	September 2, 2005	10.62

10.33	Security Agreement dated as of February 27, 2003, between the Company and Union Bank of California, N.A.	8-K	September 2, 2005	10.63

10.34	Security Agreement dated as of February 27, 2003, between FabTech, Inc. and Union Bank of California, N.A.	8-K	September 2, 2005	10.64

10.35	Continuing Guaranty dated as of December 1, 2000, between the Company and Union Bank of California, N.A.	8-K	September 2, 2005	10.65

10.36	Continuing Guaranty dated as of December 1, 2000, between FabTech, Inc. and Union Bank of California, N.A.	8-K	September 2, 2005	10.66

10.37*	Employment agreement between Diodes Incorporated and Dr. Keh-Shew Lu dated August 29, 2005	8-K	September 2, 2005	10.1

10.38*	Employment agreement between Diodes Incorporated and Mark King, dated August 29, 2005.	8-K	September 2, 2005	10.2

10.39*	Employment agreement between Diodes Incorporated and Joseph Liu, dated August 29, 2005.	8-K	September 2, 2005	10.3

10.40*	Employment agreement between Diodes Incorporated and Carl Wertz, dated August 29, 2005.	8-K	September 2, 2005	10.4

INDEX TO EXHIBITS (continued)

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith

10.41*	Form of Indemnification Agreement between Diodes and its directors and executive officers.	8-K	September 2, 2005	10.5

10.42	Wafer purchase Agreement dated January 10, 2006 between Diodes Incorporated Taiwan Co., Ltd and Lite-on Semiconductor Corporation	8-K	January 12, 2006	2.1

10.43	Supplementary to the Lease Agreement dated on September 5, 2004 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.44	Supplementary to the Lease Agreement dated on June 28, 2004 with Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.45	Agreement on Application, Construction and Transfer of Power Facilities, dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd	10-Q	May 10, 2006	10.16

10.46*	Amendment of 1993 Non-Qualified Stock Option Plan, the 1993 Incentive Stock Option Plan and the 2001 Equity Incentive Plan of the Company dated as of September 22, 2006	8-K	September 26, 2006	10.2

10.47	Amended and Restated Lease Agreement dated as of September 1, 2006, between Diodes FabTech, Inc. with Townsend Summit, LLC	8-K	October 11, 2006	10.1

10.48	Agreement on purchase of office building located in Taiwan dated April 14, 2006, between Diodes Taiwan and First International Computer, Inc.	8-K	October 11, 2006	10.2

10.49*	Deferred Compensation Plan effective January 1, 2007	8-K	January 8, 2007	99.1

10.50	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.50

10.51	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes China and Shanghai Ding Hong Electronic Co., Ltd	10-K	February 29, 2008	10.51

10.52	Plating Process Agreement made and entered into among Diodes China, Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-K	February 29, 2008	10.52

10.53	Supplementary Agreement dated December 31, 2007 to the Lease Agreement dated June, 28, 2004 for Leasing Diodes Shanghai New Building’s Fourth and Fifth Floor between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.54	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007 between Diodes Shanghai and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.54

10.55	Consulting Agreement between the Company and Mr. M.K. Lu.	10-K	February 29, 2008	10.55

10.56	Foreign Exchange Agreement dated as of April 3, 2008, between Union Bank of California, N.A. and Diodes FabTech, Inc.	8-K	April 4, 2008	99.2

10.57	Escrow Agreement dated as of April 3, 2008, among Diodes FabTech, Inc., UBS Limited and Union Bank of California, N.A.	8-K	April 4, 2008	99.4

10.58	Irrevocable Standby Letter of Credit dated as of March 31, 2008, issued by UBS Financial Services Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.1

10.59	Fourth Amendment to Amended and Restated Credit Agreement dated as of March 28, 2008, between Diodes Incorporated and Union Bank of California, N.A. (incorporated by reference to Exhibit 99.3 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.2

INDEX TO EXHIBITS (continued)

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith

10.60	Continuing Guaranty Agreement dated April 3, 2008, between Diodes Incorporated and Union Bank of California N.A. (incorporated by reference to Exhibit 99.5 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.3

10.61	Guaranty Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.6 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.4

10.62	Addendum to Guaranty Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.7 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.5

10.63	Client’s Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.8 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.6

10.64	Addendum to Client’s Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.9 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.7

10.65	Terms and Conditions For Irrevocable Standby Letter of Credit dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.10 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.8

10.66	Addendum to Terms and Conditions For Irrevocable Standby Letter of Credit dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc.	10-Q	May 12, 2008	10.9

10.67	Implementation Deed dated April 2008, between Diodes Incorporated and Zetex plc.	10-Q	May 12, 2008	10.10

10.68	Revolving note dated as of March 28, 2008, of Diodes Incorporated payable to Union Bank of California, N.A.	10-Q	May 12, 2008	10.11

10.69	Contract for the Purchase and Sale of Real Estate dated May 6, 2008, between Diodes Incorporated and West Plano Land Company, LP.	10-Q	August 11, 2008	10.1

10.70	Service Agreement between Diodes Zetex Limited and Colin Keith Greene, dated June 30, 2008.	10-Q	August 11, 2008	10.2

10.71	Side Letter to the Service Agreement between Diodes Zetex Limited and Hans Rohrer, dated July 11, 2008.	10-Q	August 11, 2008	10.3

10.72	Amendment to the Addendum to Client’s Agreement and Terms and Conditions for Irrevocable Standby Letter of Credit, dated June 9, 2008, between Diodes Incorporated and UBS Financial Services, Inc.	8-K	June 13, 2008	99.1

10.73	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.5

10.74	Factory Building Lease Agreement dated March 1, 2008 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co. Ltd.	10-Q	August 11, 2008	10.6

INDEX TO EXHIBITS (continued)

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith

10.75	Second Amendment to Addendum to Client’s Agreement and Terms and Conditions For Irrevocable Standby Letter of Credit dated October 2, 2008, between Diodes Incorporated and UBS Financial Services, Inc.	8-K	October 10, 2008	99.1

10.76	Acceptance Form, Offering Letter and Current Rate and Dividend Information on UBS’ Offer Relating to Auction Rate Securities Settlement with Diodes Incorporated dated as of October 8, 2008, issued by UBS Financial Services Inc.	8-K	November 4, 2008	99.1

10.77	Credit Line Account Application and Agreement for Organization and Businesses dated as of November 4, 2008, between Diodes Incorporated and UBS Bank USA.	8-K	November 4, 2008	99.2

10.78	Addendum to Credit Line Account Application and Agreement dated as of November 4, 2008, between Diodes Incorporated and UBS Bank USA.	8-K	November 4, 2008	99.3

10.79	Union Bank Credit Line Maturity Date Extension	10-Q	November 7, 2008	10.1

10.80	Supplemental Agreement to the Factory Building Lease Agreement dated as of August 11, 2008 between Shanghai Kai Hong Technology Electronic Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 7, 2008	10.2

10.81	DSH #2 Building Lease Agreement dated as of August 11, 2008 between Shanghai Kai Hong Technology Electronic Co., Ltd. and Shanghai Yuan Howe Electronics Co., Ltd.	10-Q	November 7, 2008	10.3

10.82	Letter agreement dated as of November 17, 2008 extending the maturity date of the Company’s revolving line of credit as stated in the Amended and Restated Credit Agreement dated as of March 28, 2008, between Diodes Incorporated and Union Bank of California, N.A.	8-K	January 23, 2009	99.2

10.83	Distributorship Agreement dated November 1, 2008 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83	X

10.84	Lease Facility Safety Management Agreement dated December 31, 2008 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84	X

10.85	Abbreviated Standard Form of Agreement Between Owner and Architech dated August 25, 2008 between Corgan Associates, Inc. and Diodes Incorporated.	10-K	February 26, 2009	10.85	X

10.86	1969 Incentive Bonus Plan, amended December 22, 2008.	10-K	February 26, 2009	10.86	X

10.87	Diodes Incorporated 2001 Omnibus Equity Incentive Plan, amended December 22, 2008.	10-K	February 26, 2009	10.87	X

10.88	Diodes Incorporated Deferred Compensation Plan Effective January 1, 2007, amended December 22, 2008.	10-K	February 26, 2009	10.88	X

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers**.

18.1	Preferability letter from independent accountants regarding change in accounting principle.	10-Q	November 7, 2008	18.1

INDEX TO EXHIBITS (continued)

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

**	Provided in the Corporate Governance portion of the Investor Relations section of the Company’s website at http://www.diodes.com.
PLEASE NOTE: It is inappropriate for investors to assume the accuracy of any covenants, representations or warranties that may be contained in agreements or other documents filed as exhibits to this Annual Report on Form 10-K. In certain instances the disclosure schedules to such agreements or documents contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants. Moreover, some of the representations and warranties may not be complete or accurate as of a particular date because they are subject to a contractual standard of materiality that is different from those generally applicable to stockholders and/or were used for the purpose of allocating risk among the parties rather than establishing certain matters as facts. Accordingly, you should not rely on the representations and warranties as characterizations of the actual state of facts at the time they were made or otherwise.