Form 10-Q
period 2009-03-31
DIODES INC /DEL/
filed 2009-05-08
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of May 5, 2009 was 41,401,625.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands)
ASSETS

	December 31,	March 31,
	2008	2009
	(As Adjusted)
CURRENT ASSETS
Cash and cash equivalents	$103,496	$93,208
Accounts receivable, net	74,574	68,174
Inventories	99,118	82,835
Deferred income taxes, current	6,761	7,810
Prepaid expenses and other	15,578	13,468

Total current assets	299,527	265,495

LONG-TERM INVESTMENT SECURITIES	320,625	320,625

PROPERTY, PLANT AND EQUIPMENT, net	174,667	168,432

OTHER ASSETS
Goodwill	56,791	63,672
Intangible assets, net	35,928	34,899
Other	5,907	5,964

Total assets	$893,445	$859,087

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (cont’)
LIABILITIES AND EQUITY
(Unaudited)
(In thousands, except share data)

	December 31,	March 31,
	2008	2009
	(As Adjusted)
CURRENT LIABILITIES
Lines of credit	$6,098	$4,129
Accounts payable	47,561	30,709
Accrued liabilities	31,195	28,286
Income tax payable	358	1,553
Current portion of long-term debt	1,339	348
Current portion of capital lease obligations	377	350

Total current liabilities	86,928	65,375

LONG-TERM DEBT, net of current portion
2.25% Convertible Senior Notes due 2026	155,451	149,497
Long-term borrowings	217,146	216,111

CAPITAL LEASE OBLIGATIONS, net of current portion	1,854	1,776
DEFERRED INCOME TAXES, non-current	10,753	16,982
OTHER LONG-TERM LIABILITIES	22,935	28,766

Total liabilities	495,067	478,507

COMMITMENTS AND CONTINGENCIES

EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock — par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — par value $0.66 2/3 per share; 70,000,000 shares authorized; 41,378,816 and 41,395,815 issued and outstanding at December 31, 2008 and March 31, 2009, respectively	27,586	27,597
Additional paid-in capital	167,964	170,416
Retained earnings	241,814	231,048
Accumulated other comprehensive loss	(48,439)	(56,536)

Total Diodes Incorporated stockholders’ equity	388,925	372,525
Noncontrolling interest	9,453	8,055

Total equity	398,378	380,580

Total liabilities and equity	$893,445	$859,087

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2009
	(As Adjusted)
NET SALES	$95,580	$78,050

COST OF GOODS SOLD	63,664	63,557

Gross profit	31,916	14,493

OPERATING EXPENSES
Selling, general and administrative	14,542	16,056
Research and development	3,574	5,275
Amortization of acquisition related intangible assets	234	1,091
Restructuring charge	—	99

Total operating expenses	18,350	22,521

Income (loss) from operations	13,566	(8,028)

OTHER INCOME (EXPENSES)
Interest income	5,448	1,757
Interest expense	(1,621)	(2,048)
Amortization of debt discount	(2,634)	(2,209)
Other	(294)	263

Total other income (expenses)	899	(2,237)

Income (loss) before income taxes and noncontrolling interest	14,465	(10,265)

INCOME TAX PROVISION	1,218	397

NET INCOME (LOSS)	13,247	(10,662)

Less: NET INCOME attributable to noncontrolling interest	(604)	(104)

NET INCOME (LOSS) attributable to common stockholders	$12,643	$(10,766)

EARNINGS (LOSS) PER SHARE attributable to common stockholders
Basic	$0.31	$(0.26)

Diluted	$0.30	$(0.26)

Number of shares used in computation
Basic	40,245	41,146

Diluted	42,534	41,146

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2009
	(As Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,644	$(10,766)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,444	10,186
Amortization of intangibles	212	1,169
Amortization of convertible bond issuance costs	233	179
Amortization of discount on convertible bond	2,634	2,209
Net income attributable to noncontrolling interest	608	104
Share-based compensation	2,550	2,429
Gain on disposal of property, plant and equipment	(37)	—
Gain on extinguishment of debt	—	(1,490)
Investment gain recognized under equity method	—	96
Accounts receivable	3,573	5,833
Inventories	(8,031)	15,798
Prepaid expenses and other current assets	(3,012)	2,070
Deferred income taxes	(702)	(1,036)
Accounts payable	(4,220)	(16,621)
Accrued liabilities	(5,377)	(4,862)
Deferred income taxes	(1,027)	—
Other liabilities	907	217
Income taxes payable	1,497	1,235

Net cash provided by operating activities	$9,896	$6,750

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities	$(963)	$—
Proceeds from sale of securities	3,710	—
Purchases of property, plant and equipment	(10,001)	(4,322)
Proceeds from sale of property, plant and equipment	45	15
Purchases of other assets	—	(672)

Net cash used in investing activities	$(7,209)	$(4,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) on line of credit	$2,382	$(1,673)
Net proceeds from issuance of common stock	528	34
Dividend distribution to noncontrolling interest	—	(1,500)
Repayments of long-term debt	(341)	(8,457)
Repayments of capital lease obligations	(52)	(103)

Net cash provided by (used in) financing activities	$2,517	$(11,699)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(140)	(360)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,064	(10,288)
CASH AND CASH EQUIVALENTS, beginning of period	56,179	103,496

CASH AND CASH EQUIVALENTS, end of period	$61,243	$93,208

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE A – Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements
Nature of Operations
     Diodes Incorporated and its subsidiaries (collectively, the “Company”) is a leading global designer, manufacturer and supplier of high-quality, application specific standard products within the broad discrete and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets. These products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, amplifiers and comparators, Hall effect sensors and temperature sensors, power management devices (including LED drivers), DC-DC switching and linear voltage regulators, voltage references, special function devices (including USB power switch, load switch, voltage supervisor and motor controllers) and silicon wafers used to manufacture these products. The products are sold primarily throughout North America, Asia and Europe.
Basis of Presentation
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The condensed consolidated financial data at December 31, 2008 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 that was subsequently adjusted for a change in accounting principle on January 1, 2009. See Note B for additional information regarding the change in accounting principle.
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
Recently Issued Accounting Pronouncements
     In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This pronouncement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. FSP FAS 132R-1 is effective for financial statements issued for fiscal years beginning after December 15, 2009. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
     In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. These pronouncements amend FASB Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments, including method(s) and significant assumptions used to estimate the fair value in interim financial statements as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the future impacts and required disclosures of these pronouncements.
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This pronouncement provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS No. 157, Fair Value Measurements. FSP FAS 157-4 will be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.

     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. These pronouncements are intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment (“OTTI”) event and to more effectively communicate when an OTTI event has occurred. FSP FAS 115-2 and FAS 124-2 apply to debt securities and require that the total OTTI be presented in the statement of earnings with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which they are adopted. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4. The Company is currently evaluating the future impacts and required disclosures of these pronouncements.
     In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. This pronouncement amends SFAS No. 141 (revised 2007), Business Combinations, to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, in accordance with SFAS No. 157, Fair Value Measurements, if the fair value can be determined during the measurement period. FSP FAS 141(R)-1 is effective for business combinations occurring after December 31, 2008.
NOTE B –Change in Accounting Principle
     In accordance with the adoption of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), the Company adjusted the December 31, 2008 consolidated condensed balance sheet and the consolidated condensed statement of operations and consolidated condensed statement of cash flows for the three months ended March 31, 2008 to reflect the retrospective application of this pronouncement. This pronouncement clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. All adjustments were made retrospectively as of the date of issuance of the Company’s 2.25% convertible senior notes (“Notes”) due 2026 and therefore, the financial statements are presented as if the Notes have always been accounted for in accordance with this pronouncement. The material retrospective adjustments to the Company’s December 31, 2008 consolidated condensed balance sheet were to adjust; long-term debt from $183.5 million to $155.5 million; additional paid-in capital of approximately $34.3 million to reflect the initial recognition of the equity component, deferred taxes and debt issuance costs; deferred taxes associated with the convertible debt instrument; retained earnings to reflect the additional non-cash, pre-tax interest expense retrospectively recorded for 2006, 2007 and 2008 by approximately $1.7 million, $10.0 million and $10.7 million, respectively, and to reflect the $15.7 million pre-tax reduction to the gain on extinguishment of debt for the repurchase of $46.5 million par value Notes in December 2008. The material retrospective adjustments to the Company’s consolidated condensed statement of operations for the three months ended March 31, 2008 were to recognize the additional non-cash interest expense of approximately $2.6 million and the related tax effects to the tax provision. The retrospective adjustments to the Company’s consolidated condensed statement of cash flows for the three months ended March 31, 2008 were to adjust separate line items within cash flows from operating activities, which did not affect the original net reported amounts for operating activities, investing activities or financing activities. See Note N for additional information regarding FSP APB 14-1.
     In addition, in accordance with the adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, the Company adjusted the December 31, 2008 consolidated condensed balance sheet to reflect the retrospective application of this pronouncement. This pronouncement established new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  Certain provisions of this pronouncement indicate, among other things, that: NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; increases and decreases in the parent’s ownership interest, that leave control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and losses of a partially owned consolidated subsidiary be allocated to the NCIs even when such allocation might result in a deficit balance. This pronouncement also requires changes to certain presentation and disclosure requirements. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. Upon adoption, NCI’s of $9.5 million as of December 31, 2008 were reclassified to equity, a change from its previous classification between liabilities and stockholders’ equity.

     The adjustments made to the December 31, 2008 consolidated condensed balance sheet are as follows (in thousands):

	December 31, 2008
		FSP APB 14-1	SFAS 160	Reclass
	As Reported	Adjustments	Adjustment	Adjustment	Adjusted
ASSETS
Deferred income taxes, current	$3,994	2,767	—	—	$6,761
Deferred income taxes, non-current	2,745	(13,498)	—	10,753	—
Other assets	6,627	(720)	—	—	5,907

LIABILITIES AND EQUITY
2.25% Convertible Senior Notes due 2026	183,500	(28,049)	—	—	155,451
Deferred income taxes, non-current	—	—	—	10,753	10,753
Noncontrolling interest (previously referred to as minority interests)	9,453	—	(9,453)	—	—
Additional paid-in capital	133,701	34,263	—	—	167,964
Retained earnings	259,479	(17,665)	—	—	241,814
Noncontrolling interest	—	—	9,453	—	9,453
     The adjustments made to the three months ended March 31, 2008 consolidated condensed statement of operations are as follows (in thousands):

	Three Months Ended March 31, 2008
		APB 14-1
	As Reported	Adjustments	Adjusted

Interest expense	$(1,698)	77	$(1,621)
Amortization of debt discount	—	(2,634)	(2,634)
Income tax provision (benefit)	2,215	(997)	1,218
Net income	14,807	(1,560)	13,247

Earnings per share attributable to common stockholders
Basic	$0.35	(0.04)	$0.31

Diluted	$0.33	(0.04)	$0.30

Number of shares used in computation
Basic	40,245		40,245

Diluted	42,534		42,534

NOTE C – Functional Currencies, Comprehensive Income and Foreign Currency Translation
     Functional Currencies and Translation — The functional currency for most of our international operations is the U.S. dollar, while some subsidiaries use their local currency as their functional currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded as other income (expense) in the consolidated condensed statements of operations. The Company had foreign exchange transaction losses of approximately $0.5 million and $1.5 million for the three months ended March 31, 2008 and 2009, respectively.
     Comprehensive Income (Loss) — GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss. As of March 31, 2009, the components of other comprehensive income or loss include foreign currency translation adjustments, unrealized gain or loss on defined benefit plan and foreign currency loss on forward contracts. Accumulated other comprehensive loss was $56.5 million at March 31, 2009.

     Total comprehensive income for the three months ended March 31, 2009 and 2008 is as follows (in thousands):
Total Comprehensive Income (Loss)

	Three Months Ended
	March 31,
	2008	2009
Net income (loss)	$13,247	$(10,662)

Translation adjustment	3,059	(2,421)

Unrealized loss on securities	(11,493)	—

Unrealized loss on defined benefit plan, net of tax	—	(7,241)

Foreign currency gain on forward contracts, net of tax	—	1,564

Comprehensive income (loss)	4,813	(18,760)

Comprehensive income attributable to noncontrolling interest	604	104

Total comprehensive income (loss) attributable to common stockholders	$4,209	$(18,864)

NOTE D – Hedging
     As of March 31, 2009, the Company had forward contracts, primarily relating to its United Kingdom (“U.K.”) operations, of approximately $10.9 million that mature monthly over the next nine months. For the three months ended March 31, 2009, the Company had deferred net unrealized loss on outstanding forward exchange contracts recorded within other comprehensive income (loss) (“OCI”) of $1.6 million (net of tax). For the three months ended March 31, 2009, the Company had no material ineffective hedges because forward foreign currency contract amounts were less than the specifically identified anticipated transactions.
     The following details the location and amount of derivative instrument fair values in the consolidated condensed balance sheets (in thousands):

	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance sheet		Balance sheet
As of March 31:	location	Fair value	location	Fair value
Derivatives designated as hedging instruments under SFAS 133:

Foreign exchange contracts	Other assets	$—	Other liabilities	$2,229
     The following details the location and amount of gains and losses on derivative instruments in the consolidated condensed statement of income (in thousands):

Amount of
Gain (Loss)
Recognized in
			Amount of Gain		Income on
	Amount of		(Loss)		Derivative
	Gain (Loss)		Reclassified	Location of Gain (Loss)	(Ineffective
	Recognized	Location of Gain (Loss)	from	Recognized in Income on	Portion and
	in OCI on	Reclassified from	Accumulated	Derivative (Ineffective	Amount
Derivatives in SFAS 133	Derivative	Accumulated OCI into	OCI into Income	Portion and Amount	Excluded from
Cash Flow Hedging	(Effective	Income (Effective	(Effective	Excluded from	Effectiveness
Relationships	Portion)	Portion)	Portion)	Effectiveness Testing)	Testing)
	2009		2009		2009

Foreign exchange contracts	$(325)	Other income (expense)	$(2,088)	Other income (expense)	$—

NOTE E – Earnings (Loss) Per Share
     Basic net earnings (loss) per share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted net earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.
     The shares used in the computation of basic and diluted earnings (loss) per common share are as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2009
BASIC
Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	40,245	41,146

Net income (loss) attributable to common stockholders	$12,643	$(10,766)

Earnings (loss) per share attributable to common stockholders	$0.31	$(0.26)

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	40,245	41,146
Add: Assumed exercise of stock options and stock awards	2,289	—

	42,534	41,146

Net income (loss) attributable to common stockholders	$12,643	$(10,766)

Earnings (loss) per share attributable to common stockholders	$0.30	$(0.26)

     There are no shares in the earnings per share calculation related to the Notes outstanding as our average stock price did not exceed the conversion price of $39.00 and, therefore, there is no conversion spread. For the three months ended March 31, 2009, the Company has excluded the assumed exercise of stock options and stock awards from the calculation of diluted net loss per share because these securities are anti-dilutive.
NOTE F – Fair Value Measurements
     Financial assets and liabilities carried at fair value as of March 31, 2009 are classified in the following table (in thousands):

Description	Level 1	Level 2	Level 3	Total
Long-term — trading securities	$—	$—	$283,817	$283,817
Long-term — put option	—	—	36,808	36,808

Total	$—	$—	$320,625	$320,625

     There has been no change in the balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009.
     Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2009.

NOTE G – Long-term Investments
     As of March 31, 2009, the Company had $320.6 million invested in auction rate securities (“ARS”), classified as trading securities. In connection with the settlement with UBS AG the Company was given the option to “put” the ARS portfolio back to UBS AG at any time between June 30, 2010 and July 2, 2012 at par value. Upon settlement, the Company elected the fair value option for the “put” option and recorded an asset and a gain for the fair value of the “put” option. The Company classified the “put” option as a long-term investment as it is a free standing instrument tied to the ARS portfolio, which are also classified as long-term investments.
     Long-term investments at March 31, 2009 are as follows (in thousands):

		Cumulative	Cumulative
		Realized	Realized
As of March 31, 2009	Cost Basis	Gains	Losses	Fair Value
Long-term investments
Long-term — trading securities	$320,625	$—	$(36,808)	$283,817
Long-term — put option	—	36,808	—	36,808

Total long-term investments	$320,625	$36,808	$(36,808)	$320,625

     The Company’s ARS are primarily backed by student loan association bonds. None of the Company’s investments are collateralized mortgage obligations or are any other type of mortgage-backed or real estate-backed securities. The Company continues to earn interest on its ARS at a weighted average rate of 2.1% as of March 31, 2009, which it is currently collecting. The weighted average maximum contractual default rate is 17.3%.
     As of March 31, 2009, approximately 85.7%, or $274.8 million, of the $320.6 million par value ARS are collateralized by higher education funded student loans that are supported by the federal government as part of the Federal Family Education Loan Program (“FFELP”). The following table shows a natural grouping of the FFELP guaranteed securities, as well as the percentage of the ARS portfolio guaranteed by FFELP (in thousands).

% of FFELP guaranty	Par Value	% of Total

Greater than 99.0%	$195,000	60.8%
Between 81.2% and 82.1%	86,825	27.1%
50.50%	17,000	5.3%
10.00%	3,800	1.2%
non-FFELP guaranteed	18,000	5.6%

Total	$320,625	100.0%
     As of March 31, 2009, the Company’s portfolio of ARS was valued using a valuation model that relies exclusively on Level 3 inputs. The discount of the total ARS portfolio was 11.5% of par value, or $36.8 million loss.
NOTE H – Inventories
     Inventories stated at the lower of cost or market value are as follows (in thousands):

	December 31,	March 31,
	2008	2009
Raw materials	$28,690	$24,738
Work-in-progress	23,436	21,319
Finished goods	46,992	36,778

Total	$99,118	$82,835

NOTE I – Goodwill and Other Intangible Assets
     Changes in goodwill for the three months ended March 31, 2009 are as follows (in thousands):

Balance at December 31, 2008	$56,791
Acquisitions and purchase price adjustments	7,576
Currency exchange and other	(695)

Balance at March 31, 2009	$63,672

     Intangible assets at March 31, 2009 are as follows (in thousands):

Balance at March 31, 2009:
Intangible assets subject to amortization:
Gross carrying amount	$47,825
Accumulated amortization	(5,940)
Currency exchange and other	(9,280)

Net value	32,605

Intangible assets with indefinite lives:
Gross carrying amount	3,162
Currency exchange and other	(868)
Total	2,294

Total intangible assets, net	$34,899

     Amortization expense related to intangible assets subject to amortization was $0.2 million and $1.2 million for the three months ended March 31, 2008 and 2009, respectively.

NOTE J – Income Tax Provision
     Income tax expense of $0.4 million was recorded for the three months ended March 31, 2009. This resulted in an effective tax rate of (3.9)% for the three months ended March 31, 2009, as compared to 8.4% in the same period of last year and compared to (7.6)% for the full year of 2008. The Company’s effective tax rate for the three months ended March 31, 2009 was impacted by the non-cash income tax expense associated with repatriating earnings of foreign subsidiaries to the U.S. parent. In addition, amounts for the three months ended March 31, 2008 and full year 2008 have been retrospectively adjusted for the adoption of APB 14-1. See Notes B for this retrospective treatment and the impacts on previously issued financial statements.
     For the three months ended March 31, 2009, the Company reported domestic and foreign pre-tax income (loss) of approximately $(12.8) million and $2.5 million, respectively. For the three month ended March 31, 2008, the Company reported domestic and foreign pre-tax income (loss) of approximately $(4.1) million and $18.6 million, respectively.
     The impact of tax holidays decreased the Company’s tax expense by approximately $2.3 million and $2.4 million for the three months ended March 31, 2009 and 2008, respectively. The benefit of the tax holidays on basic and diluted earnings per share for both the three months ended March 31, 2009 and 2008 was $0.06.
     Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. During the three months ended March 31, 2009, the Company repatriated approximately $28.5 million of accumulated earnings from one of its Chinese subsidiaries, resulting in additional non-cash federal and state income tax expense of approximately $5.7 million. The Company intends to permanently reinvest overseas all of its remaining earnings from its foreign subsidiaries. Furthermore, the Company determined that it was more likely than not that a portion of its federal foreign tax credit carryforwards would expire before they could be utilized. Accordingly, the Company has recorded valuation allowances of $5.6 million and $7.3 million as of December 31, 2008 and March 31, 2009.
     The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2005. The Internal Revenue Service has contacted the Company regarding an examination for the 2005 tax year. The Taiwan tax authorities have also contacted the Company regarding an examination for the 2007 tax year. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of March 31, 2009, the gross amount of unrecognized tax benefits was approximately $4.2 million.
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
NOTE K – Share-based Compensation
     The following table shows the total compensation cost charged against income for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended March 31,
	2008	2009
Cost of sales	$127	$81
Selling and administrative expense	2,199	2,087
Research and development expense	224	261

Total share-based compensation expense	$2,550	$2,429

     Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date and expense was estimated on the date of grant using the Black-Scholes option pricing model.

          The total intrinsic value (actual gain) of options exercised during the three months ended March 31, 2009 was approximately $19,000. The total net cash proceeds received from stock option exercises during the three months ended March 31, 2009 was $34,000. Stock option expense for the three months ended March 31, 2008 and 2009 was $1.2 million and $0.7 million, respectively.
          A summary of the stock option plans as of March 31, 2009 are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Stock options	(000)	Price	Term (yrs)	($000)
Outstanding at January 1, 2009	3,895	$11.61	5.3	$2,327
Granted	—	—	—	—
Exercised	(8)	4.74	—	19
Forfeited or expired	(35)	14.22	—	—

Outstanding at March 31, 2009	3,852	$11.60	5.1	$10,604

Exercisable at March 31, 2009	3,304	$9.26	4.6	$10,604

          The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.
          As of March 31, 2009, total unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, was approximately $6.3 million, before income taxes, and is expected to be recognized over a weighted average of approximately 2.4 years.
          Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period. Share grant expense for the three months ended March 31, 2008 and 2009 was $1.3 million and $1.7 million, respectively.
          A summary of the status of the Company’s non-vested share grants as of March 31, 2009 are as follows:

		Weighted-	Aggregate
		Average	Intrinsic
	Shares	Grant-Date	Value
Share Grants	(000)	Fair Value	($000)
Nonvested at January 1, 2009	846	$21.41	$5,125
Granted	3	6.58	—
Vested	(9)	25.21	383
Forfeited	(19)	25.52	—

Nonvested at March 31, 2009	821	$21.24	$8,713

          During the three months ended March 31, 2008 and 2009, there was $1.3 million and $1.7 million, respectively, of share-based compensation expense related to non-vested stock award arrangements granted under the plans.
          The total fair value of restricted stock awards vested during the three months ended March 31, 2009 was approximately $0.4 million.
          As of March 31, 2009, total unrecognized share-based compensation expense related to non-vested stock award arrangements, net of forfeitures, was approximately $12.2 million, before income taxes and is expected to be recognized over a weighted average of approximately 1.7 years.

NOTE L – Segment Information and Enterprise-Wide Disclosure
          For financial reporting purposes, the Company operates in a single segment, standard semiconductor products, through the Company’s various manufacturing and distribution facilities. The Company aggregated its products since the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.
          The Company’s primary operations include the domestic operations in Asia, North America and Europe.
          Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended		North		Consolidated
March 31, 2008	Asia	America	Europe (1)	Segments
Total sales	$138,735	$29,856	$—	$168,591
Inter-company sales	(64,812)	(8,199)	—	(73,011)

Net sales	$73,923	$21,657	$—	$95,580

Property, plant and equipment	$109,123	$20,711	$—	$129,834
Assets	$329,547	$385,204	$—	$714,751

Three Months Ended		North		Consolidated
March 31, 2009	Asia	America	Europe	Segments
Total sales	$99,081	$16,996	$19,296	$135,373
Inter-company sales	(41,083)	(5,149)	(11,091)	(57,323)

Net sales	$57,998	$11,847	$8,205	$78,050

Property, plant and equipment	$100,477	$31,227	$36,728	$168,432
Assets	$288,972	$419,081	$151,034	$859,087

(1)	Information for the three months ended March 31, 2008 is not presented as the amounts are immaterial.

Geographic Information
          Revenues were derived from (billed to) customers located in the following countries. “All Others” represents countries with less than 10% of the total revenues each (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended March 31,		Net Sales
	2008	2009	2008	2009
China	$26,234	$22,894	27.4%	29.3%
Taiwan	32,615	21,443	34.1%	27.5%
United States	20,590	13,958	21.5%	17.9%
Korea	5,257	4,994	5.5%	6.4%
Germany	1,748	4,463	1.8%	5.7%
Singapore	2,221	3,780	2.3%	4.8%
England	2,768	2,070	2.9%	2.7%
All Others	4,147	4,448	4.4%	5.7%

Total	$95,580	$78,050	100.0%	100.0%

NOTE M – Business Acquisitions
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

          In addition, in order to finance the acquisition, the Company entered into a margin loan agreement with UBS Financial Services Inc. for $165 million, collateralized by the Company’s ARS portfolio. On November 4, 2008, the Company entered into a “no net cost loan” with UBS BANK USA as part of the settlement with UBS AG, which replaced the margin loan.
          The results of operations of the Zetex acquisition have been included in the consolidated financial statements as of June 1, 2008. The purpose of this acquisition was to create revenue, operating and cost synergies and to enhance the Company’s leadership in discrete and analog solutions. In addition, the Company believes that the acquisition will strengthen and broaden the Company’s product offerings, including entry into the LED lighting and automotive markets and expand the Company’s geographical footprint in the European markets.
          A final determination of the allocation of the purchase price to the assets acquired and liabilities assumed has not been made and the following table is considered preliminary. The final determination is subject to the completion of the valuation of the assets acquired and liabilities assumed, which will be completed during the second quarter of 2009.
          The following summarizes the preliminary (subject to final determination) allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

	Revised
	purchase price
	allocation as of	Changes in	Revised purchase
	December 31,	purchase price	price allocation on
	2008	allocation	acquisition date
Assets acquired:
Accounts receivable, net	$13,445	$—	$13,445
Inventory	35,991	—	35,991
Prepaid expenses and other current assets	4,363	—	4,363
Property, plant and equipment, net	52,243	(198)	52,045
Other long-term assets	136	—	136
Intangible assets	48,274	—	48,274
Goodwill	40,227	11,916	52,143

Total assets acquired	$194,679	$11,718	$206,397

Liabilities assumed:
Accounts payable	$6,057	$—	$6,057
Accrued expenses and other liabilities	16,806	—	16,806
Pension liability	10,873	—	10,873
Deferred tax liabilities	1,931	11,718	13,649
Other liabilities	3,846	—	3,846

Total liabilities assumed	39,513	11,718	51,231

Total net assets acquired	$155,166	$—	$155,166

          The preliminary fair values and lives for amortization purposes assigned to acquired intangible assets are as follows (amounts in thousands):

		Estimated
		useful life (in
Intangible asset	Fair value assigned	years)
IPR&D
Power management	$1,383	N/A
Lighting	3,952	N/A
Other	2,569	N/A

Total IPR&D	7,904

Developed technology:
Discretes	16,007	10
Power management	4,941	5
Lighting	3,360	5
ASIC	3,162	7
Other	2,174	2–7

Total Developed technology	29,644

Customer relationships	6,917	12
Trade name	3,162	Indefinite
Other intangibles	647	Various

Total intangibles acquired	$48,274

          Subsequent to the acquisition, the Company evaluated and adjusted its inventory for a reasonable profit allowance in accordance with SFAS No. 141, Business Combinations, which is intended to permit the Company to report only the profits normally associated with its activities following the acquisition as it relates to the work-in-progress and finished goods inventory. As such, the Company increased its acquired inventory from Zetex by approximately $5.4 million, and subsequently recorded that increase, adjusted for foreign exchange rates, into cost of goods sold in the amount of approximately $5.2 million during 2008.
          Acquired intangible in process research and development (“IPR&D”), which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition in the amount of $7.9 million was expensed immediately in 2008, in accordance with SFAS No. 141, to research and development expense. IPR&D consists of: (i) power management, which includes power management chips that meet the requirements of a broad range of portable electronic equipment that demands a balance of efficiency, functionality, and size; (ii) lighting, which includes light-emitting diode (“LED”) drivers that are developed for a range of applications including white LEDs for display backlighting, safety and security lighting, camera flash, architectural lighting, and automotive lighting. The technology maintains illumination while limiting battery power consumption; and (iii) other, which includes items such as audio, which includes class D amplifiers that efficiently deliver high quality audio. The risk adjusted discount rate used to determine the fair value of power management, lighting and other was 26%, 28% and 28%, respectively.
          For the three months ended March 31, 2009, approximately $0.9 million has been recorded as amortization expense associated with the identified intangible assets. Amortization expense associated with these identified intangible assets will approximate between $1.8 million and $3.6 million per year over the next 5 to 10 years. In addition, the Company expects goodwill to be deductible for tax purposes.
          The following unaudited pro forma consolidated results of operations for the quarter ended March 31, 2008 have been prepared as if the acquisition of Zetex had occurred at January 1, 2008 (in thousands, except per share data):

Three Months Ended
March 31, 2008
Net sales	$118,486
Net income	$12,781
Net income per common share—Basic	$0.32
Net income per common share—Diluted	$0.30

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

NOTE N – Convertible Senior Notes
          On October 12, 2006, the Company issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026, which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007.
          The Notes will be convertible into cash or, at the Company’s option, cash and/or shares of the Company’s Common Stock based on an initial conversion rate, subject to adjustment, of 25.6419 shares (split adjusted) per $1,000 principal amount of Notes, which represents an initial conversion price of $39.00 per share (split adjusted), in certain circumstances. In addition, following a “make-whole fundamental change” that occurs prior to October 1, 2011, the Company will, at its option, increase the conversion rate for a holder who elects to convert its Notes in connection with such “make-whole fundamental change,” in certain circumstances.
          During the first quarter of 2009, we repurchased $9.6 million principal amount of the Notes for approximately $6.6 million in cash.
          Effective January 1, 2009, the Company adopted FSP ABP 14-1. This pronouncement clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt. All adjustments are required to be made retrospectively as of the date of issuance of the Notes and therefore, will be treated as if the Notes have always been accounted for in accordance with this pronouncement. See Note B for this retrospective treatment and the impacts of previously issued financial statements.
          In determining liability and the equity components, the Company determined the expected life of the Notes to be five years as that is the earliest date in which the Notes can be put back to the Company at par value. As of March 31, 2009, 30 months remain over which the discount of the liability will be amortized. As of March 31, 2009, the liability and equity components are as follows (in thousands):

Liability	Liability	Liability	Equity
Component	Component	Component	Component
Principal	Net Carrying	Unamortized	Carrying
Amount	Amount	Discount	Amount
$173,915	$149,497	$24,418	$57,730
          As of March 31, 2009, the effective interest rate of the liability component is 8.5%, which is a comparable yield for nonconvertible notes with terms and conditions otherwise comparable to the Company’s Notes as of the Notes date of issuance. The amount of interest expense, including amortization of debt discount for the liability component and debt issuance costs, for the three months ended March 31, 2008 and 2009 is as follows (in thousands):

	2008	2009
Notes contractual interest expense	$1,388	$1,869
Amortization of debt discount	2,634	2,209
Amortization of debt issuance costs	233	179

Total	$4,255	$4,257

NOTE O – Credit Facilities
          During the first quarter of 2009, the Company paid in full the outstanding balance of approximately $2.5 million on its revolving credit commitment with Union Bank of California, N.A. (“Union Bank”) and terminated the Amended and Restated Credit Agreement. Also in the first quarter of 2009, the Company paid in full the outstanding balance of approximately $1.5 million on its Union Bank term loan facility and terminated the Covenant Agreement.
NOTE P – Commitments
          Purchase Commitments — As of March 31, 2009, the Company had approximately $4.0 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.

NOTE Q – Employee Benefit Plans
Defined Benefit Plan
          The Company has a contributory defined benefit plan that covers certain employees in the United Kingdom (“U.K.”) and Germany. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.
          For the three months ended March 31, 2009, net period benefit costs associated with the defined benefit were approximately $0.3 million.
          The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plans for the three months ended March 31, 2009 (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2008	$83,268
Service cost	72
Interest cost	1,333
Actuarial loss	1
Benefits paid	(626)
Currency changes	(251)

Benefit obligation at March 31, 2009	$83,797

Change in plan assets:
Fair value of plan assets at December 31, 2008	$71,284
Actual return on plan assets	(6,094)
Benefits paid	(626)
Currency changes	(209)

Fair value of plan assets at March 31, 2009	$64,355

Funded status at March 31, 2009	(19,442)

          Based on an actuarial study performed as of March 31, 2009, the plan is under-funded and a liability of $19.4 million is reflected in the Company’s consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive loss for the three months ended March 31, 2009 was a net loss of $7.2 million and the weighted-average discount rate assumption used to determine benefit obligations as of March 31, 2009 was 6.4%.
          The following are weighted-average assumptions used to determine net periodic benefit costs for the three months ended March 31, 2009:

Discount rate	6.40%
Expected long-term return on plan assets	6.50%
          The Company adopted a payment plan with the trustees of the defined benefit plan, in which the Company will pay approximately £1.0 million GBP (approximately $1.4 million based on a USD:GBP exchange rate of 1.4:1) every year from 2009 through 2012 and the payment plan will be reviewed annually.
          The Company also has pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, not included in the numbers or assumptions above.

Deferred Compensation
          The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At March 31, 2009, these investments totaled approximately $2.0 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.
NOTE R – Related Parties
          The Company conducts business with one related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (“LSC”), that owns 20.2% of the Company’s outstanding Common Stock as of March 31, 2009. The Company also conducts business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is the Company’s 5% joint venture partner in Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd.
          The Audit Committee of the Board of Directors reviews all related party transactions for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time. The Company believes that all related party transactions are on terms no less favorable than would be obtained from unaffiliated third parties.
          Lite-On Semiconductor Corporation — During the three months ended March 31, 2008 and 2009, the Company sold products to LSC totaling 4.0% and 1.8% of its net sales, respectively, making LSC one of its largest customers. Also for the three months ended March 31, 2008 and 2009, 10.9% and 7.1%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC the Company’s largest outside supplier. The Company also rents warehouse space in Hong Kong from a member of the Lite-On Group, which also provides the Company with warehousing services at that location. For the three months ended March 31, 2008 and 2009, the Company reimbursed this entity in aggregate amounts of $0.1 million and $0.2 million, respectively, for their services. The Company believes such transactions are on terms no less favorable than could be obtained from unaffiliated third parties.
          Net sales to, and purchases from, LSC for the three months ended March 31, 2008 and 2009 are as follows (in thousands):

	Three months ended
	March 31,
	2008	2009
Net Sales	$3,870	$1,394
Purchases	12,766	5,568
          Keylink International (B.V.I.) Inc. — During the three months ended March 31, 2008 and 2009, the Company sold products to companies owned by Keylink totaling 0.7% and 3.1% of its net sales, respectively. Also for the three months ended March 31, 2008 and 2009, 1.6% and 1.3%, respectively, of the Company’s net sales were from semiconductor products purchased from companies owned by Keylink. In addition, the Company’s Chinese subsidiaries lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink. The Company also paid a consulting fee to a Keylink affiliated company. For the three months ended March 31, 2008 and 2009, the Company paid Keylink an aggregate of $2.6 million and $1.8 million, respectively, with respect to these items. The Company believes such transactions are on terms no less favorable than could be obtained from unaffiliated third parties.
          Net sales to, and purchases from, companies owned by Keylink for three months ended March 31, 2008 and 2009 are as follows (in thousands):

	Three months ended
	March 31,
	2008	2009
Net sales	$677	$2,406
Purchases	1,822	1,049

          Accounts receivable from, and accounts payable to, LSC and Keylink are as follows as of March 31, 2009 (in thousands):

March 31,
2009
Accounts receivable
LSC	$1,245
Keylink	4,584

$5,829

Accounts payable
LSC	4,812
Keylink	2,375

$7,187

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events. Unless the context otherwise requires, the words “Diodes,” the “Company,” “we,” “us” and “our” refer to Diodes Incorporated and its subsidiaries.
          This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with Securities and Exchange Commission.
Highlights For the Three Months Ended March 31, 2009
•	Revenue was $78.1 million;

•	Gross profit was 18.6%;

•	Completed the implementation of previously announced cost reduction initiatives;

•	Reduced inventory by approximately $16 million or 16.4%;

•	Reduced capital expenditures to $4.3 million;

•	Repurchased $9.6 million of our 2.25% Convertible Senior Notes (“Notes”) for approximately $6.6 million resulting in a $1.5 million pre-tax gain; and

•	Adopted FSP ABP 14-1, which increased our non-cash interest expense and retrospectively adjusted prior years’ reported numbers.
Overview
          We are a leading global designer, manufacturer and supplier of high-quality, application specific standard products within the broad discrete and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets. These products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, amplifiers and comparators, Hall effect sensors and temperature sensors, power management devices (including LED drivers), DC-DC switching and linear voltage regulators, voltage references, special function devices (including USB power switch, load switch, voltage supervisor and motor controllers) and silicon wafers used to manufacture these products. The products are sold primarily throughout North America, Asia and Europe.
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
          During the first quarter of 2009, we strengthened our inventory position and completed the cost reduction initiatives described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as we continue to focus on cash flows from operations. For the second quarter of 2009, we expect our business to benefit from increasing demand in China and with the addition of our new design wins. Our strategy is to continue to enhance our position as a leading global manufacturer and supplier of high-quality semiconductor products, and to continue to add other product lines, such as power management products, using our packaging technology capability.
          As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the principal elements of our strategy include the following:
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

          In implementing these strategies, the following factors have affected, and, we believe, will continue to affect, our results of operations:
•
The current economic downturn has resulted in a decrease in demand for our products. As a result, for 2009, we do not expect to sustain our historical growth rates although for the rest of 2009, we anticipate continued improvement in the global environment with demand and order rates showing improvements.

•
We have experienced substantial pressure from our customers and competitors to reduce the selling price for our products. Although we do not expect to sustain our historical growth rates for 2009, we expect future improvements in net income to result primarily from increases in sales volume and improvements in product mix in order to offset any reduced average selling prices (“ASP”) of our products.

•
The decrease in revenue for the three months ended March 31, 2009 compared to the same period last year mainly reflects the impact of the overall weakening economy and the decrease in demand for our products, in particular on key targeted end-equipment in the consumer and computing markets, as well as our foundry and subcontracting business, which showed greater weakness than our core revenue drivers.

•
Our gross profit margin was 18.6% for the three months ended March 31, 2009, compared to 33.4% in the same period last year. Our gross margin percentage was lower than the same period last year due to lower capacity utilization of our manufacturing operations mainly due to the current economic downturn and a decrease in demand for our products. Future gross profit margins will depend primarily on our product mix, cost savings, and the demand for our products.

•
For the three months ended March 31, 2009, our capital expenditures were approximately 5.5% of our revenue, which is a reduction from our previous 10% to 12% model and in line with our previously announced cost reduction initiatives.

•
Sales of new products (products that have been sold for three years or less) for the three months ended March 31, 2009 and 2008 amounted to 15.7% and 33.1% of total sales, respectively, including the contribution of recent acquisitions. New products generally have gross profit margins that are higher than the margins of our standard products. We believe the sales from new products is an important measure given the short life cycles of some of our products. Our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix.

•
For the three months ended March 31, 2009, the percentage of our net sales derived from our Asian subsidiaries was 74.3%, compared to 77.3% in the same period last year. We expect our net sales to the Asian market to increase as a percentage of our total net sales as a result of our customers’ continuing to shift their manufacturing of electronic products from the U.S. to Asia.

•	As a result of the Zetex acquisition we have added significant revenue in Europe. As such, Europe accounted for approximately 10.5% of our revenues for the three months ended March 31, 2009.

•
As of March 31, 2009, we had invested approximately $199 million in our Asian manufacturing facilities. For the three months ended March 31, 2009, we invested approximately $1.9 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

•
We have increased our investment in research and development from $3.6 million, or 3.7% of net sales, for the three months ended March 31, 2008 to $5.3 million, or 6.8% of net sales, for the three months ended March 31, 2009 primarily as a result of the Zetex acquisition and the reduction in net sales due to the current economic downturn and decrease in demand for our products. For the remainder of 2009, we continue to realign our product development organization and consolidate our design teams.

Results of Operations for the Three Months Ended March 31, 2008 and 2009
          The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period. Certain amounts for the three months ended March 31, 2008 have been adjusted to reflect the change in accounting principle as described in Note B of the Notes to Consolidated Condensed Financial Statements.

	Percent of Net Sales		Percentage Dollar
			Increase
	Three months ended March 31		(Decrease)
	2008	2009	’1Q08 to ’1Q09
Net sales	100.0%	100.0%	(18.3)
Cost of goods sold	(66.6)	(81.4)	(0.2)

Gross profit	33.4	18.6	(54.6)
Operating expenses	(19.2)	(28.9)	22.7

Income (loss) from operations	14.2	(10.3)	(159.2)
Interest income	5.7	2.3	(67.7)
Interest expense and amorization of debt discount	(4.5)	(5.5)	—
Other income (expenses)	(0.3)	0.3	(189.5)

Income (loss) before income taxes and noncontrolling interest	15.1	(13.2)	(171.0)
Income tax provision	1.3	0.5	(67.4)

Net income (loss)	13.8	(13.7)	(180.5)
Net income (loss) attributable to noncontrolling interest	(0.6)	(0.1)	(82.8)

Net income (loss) attributable to common stockholders	13.2	(13.8)	(185.2)

          The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2008	2009
Net Sales	$95,580	$78,050
          Net sales decreased approximately $17.5 million for the three months ended March 31, 2009, compared to the same period last year. The 18.3% decrease in net sales represents an approximately 24.4% decrease in units sold offset by a 8.4% increase in ASP. The ASP increase is primarily attributable to the higher ASP’s of the acquired Zetex product lines. The revenue decrease for the three months ended March 31, 2009 was attributable to sales decreases in all industry segments, primarily due to an overall weaker global economy, partially offset by additional sales from the Zetex acquisition, as well as our foundry and subcontracting business, which is showing greater weakness than our core revenue drivers. Significant price pressure and an unfavorable commodity-based product mix also affected sales for the three months ended March 31, 2009.

	2008	2009
Cost of goods sold	$63,664	$63,557
Gross profit	$31,916	$14,493
Gross profit margin	33.4%	22.8%
          Cost of goods sold remained substantially the same for the three months ended March 31, 2009 compared to the same period last year. As a percent of sales, cost of goods sold increased to 81.4% for the three months ended March 31, 2009 compared to 66.6% in the same period last year and our average unit cost (“AUP”) increased 32%. The increase in cost of goods sold as a percentage of sales was negatively affected by the lower capacity utilization in our manufacturing operations mainly due to market conditions and reduction of our finished goods inventory.

          For the three months ended March 31, 2009, gross profit decreased by approximately $17.4 million, or 54.6%, compared to the same period last year. Gross margin decreased to 18.6% for the three months ended March 31, 2009, compared to 33.4% for the same period last year, primarily due to the depreciation expense of fixed assets in connection with the Zetex acquisition and lower capacity utilization in our manufacturing operations.

	2008	2009
Selling, general and administrative expenses (“SG&A”)	$14,542	$16,056
          SG&A for the three months ended March 31, 2009 increased approximately $1.6 million, or 10.4%, compared to the same period last year, due primarily to additional SG&A expense related to the Zetex operations. The following expense categories increased, mainly due to additional Zetex SG&A expenses: (i) $2.1 million increase in facility expense, depreciation, supplies and other operating expenses, (ii) $0.1 million increase in wages and related benefits, including share-based compensation, and (iii) $0.1 million increase in communication and travel expense, offset by $0.8 million decrease in marketing and selling expenses related to decreased sales and as part of our cost reduction initiatives. SG&A as a percentage of sales, increased to 20.6% for the three months ended March 31, 2009, compared to 15.2% in the same period last year.

	2008	2009
Research and development expenses (“R&D”)	$3,574	$5,275
          R&D for the three months ended March 31, 2009 was $5.3 million, an increase of approximately $1.7 million from the same period last year due primarily to additional R&D expense related to the Zetex operations. The following expense categories increased, mainly due to additional Zetex R&D expense: (i) $1.0 million increase in wages and related benefits and (ii) $0.7 million increase in depreciation, facility, equipment and operating expenses. R&D, as a percentage of sales, increased to 6.8% for the three months ended March 31, 2009, compared 3.7% in the same period last year.

	2008	2009
Amortization of acquisition-related intangibles	$234	$1,091
          During the first quarter of 2009, per SFAS 141, we recorded approximately $1.1 million of non-cash amortization expense associated with the identification of intangible assets in connection with our acquisitions.

	2008	2009
Interest income	$5,448	$1,757
          Interest income decreased for the three months ended March 31, 2009 to $1.8 million, compared to $5.4 million in the same period last year, due primarily to a decrease in interest income earned on our long-term investment securities. Interest income for the three months ended March 31, 2009 has been impacted by the continued turmoil in the credit markets, and in particular with the continued interruption in the auction rate securities (“ARS”) auction markets. In October 2008, we reached a settlement agreement with UBS AG, whereby we were given the option to “put” the ARS portfolio back to UBS AG at any time between June 30, 2010 and July 2, 2012 at par value. We continue to earn interest on our ARS portfolio and expect the weighted average interest to be earned during 2009 will be lower than earned in 2008.

	2008	2009
Interest expense	$1,621	$2,048
          Interest expense for the three months ended March 31, 2009 was approximately $2.0 million, compared to $1.6 million in the same period last year. The $0.4 million increase in interest expense is due primarily to the interest expense charged in connection with our “no net cost loan” with the offsetting interest earned being recorded in interest income. The increase in interest expense was partially offset by the reduced interest paid due to the repurchase and retirement of $56.1 million par value of Notes during the fourth quarter of 2008 and first quarter of 2009.

	2008	2009
Amortization of debt discount	$2,634	$2,209
          Amortization of debt discount for the three months ended March 31, 2009 was $2.2 million, compared to $2.6 million in the same period last year. The amortization of debt discount was recorded in accordance with FSP ABP 14-1. The $0.4 million decreased in amortization of debt discount was due primarily to the repurchase and retirement of $56.1 million par value of Notes during the fourth quarter of 2008 and first quarter of 2009. See Note N of the Notes to Consolidated Condensed Financial Statements for information regarding FSP APB 14-1.

	2008	2009
Other income (expense)	$(294)	$263
          Other income for the three months ended March 31, 2009 was $0.3 million, compared to other expense of $0.3 million in the same period last year. Included in other income for the three months ended March 31, 2009 was a: (i) $1.5 million gain from extinguishment of debt (we repurchased $9.6 million of our Notes for approximately $6.6 million resulting in a $1.5 million pre-tax gain); and (ii) $2.0 million foreign currency transaction losses due primarily to the strengthening of the U.S. dollar versus the British Pound, negatively affecting foreign currency hedges entered into by Zetex prior to our acquisition, partially offset by $0.5 million in foreign currency transaction gains due primarily to favorable Taiwan and China currency exchange rate changes during the period.

	2008	2009
Income tax provision	$1,218	$397
          We recognized income tax expense of $0.4 million for the three months ended March 31, 2009, compared to $1.2 million in the same period last year. Income taxes for interim periods ended March 31, 2009 and 2008 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. The estimated annual effective tax rate is (3.9)% for the three months ended March 31, 2009, as compared to the annual effective tax rate for the three months ended March 31, 2008 of 8.4%. The estimated annual effective tax rate for the three months ended March 31, 2009 was impacted by the noncash income tax expense associated with repatriating earnings of foreign subsidiaries to the U.S. parent.

	2008	2009
Noncontrolling interest	$604	$104
          Noncontrolling interest represented the minority investors’ share of the earnings of our China and Taiwan subsidiaries for the three months ended March 31, 2009 and 2008. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements, and the activities of these subsidiaries are included therein. Our controlling interests in these subsidiaries have not changed since December 31, 2008.

Financial Condition
Liquidity and Capital Resources
          Our primary sources of liquidity are cash and cash equivalents, funds from operations and borrowings under our credit facilities. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2008 and March 31, 2009, our working capital was $212.6 million and $200.3 million, respectively. Our working capital decreased in the first three months of 2009 mainly due to the decrease in cash and cash equivalents and inventory, partially offset by the decrease in accounts payable. We expect cash generated by our U.S. and international operations, together with existing cash, cash equivalents, and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months. Cash and cash equivalents, the conversion of other working-capital items and borrowings are expected to be sufficient to fund on-going operations.
          In February 2009, as part of our review to maximize efficiencies and reduce costs, we paid in full the outstanding balance on our U.S. revolving credit commitment and our term loan facility and terminated our Amended and Restated Credit Agreement and Covenant Agreement with Union Bank of California N.A. Should future business needs arise and the credit markets permit, we may seek to obtain additional credit facilities. In addition, during the first quarter of 2009, we repatriated approximately $28.5 million of accumulated earnings from one of our Chinese subsidiaries. The Company intends to permanently reinvest overseas all of its remaining earnings from its foreign subsidiaries.
          During the first quarter of 2009, we repurchased $9.6 million principal amount of the Convertible Senior Notes for approximately $6.6 million in cash.
          As of March 31, 2009, we had $320.6 million invested in ARS, which are classified as long-term, trading securities. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair values of these ARS no longer approximates par value. On October 29, 2008, we reached a settlement with UBS AG and affiliates (“UBS AG”), in regard to our ARS portfolio, which gives us the option to “put” the $320.6 million ARS portfolio back to UBS AG at any time from June 30, 2010 through July 2, 2012 at par value in exchange for cash. See Notes F and G of the Notes to Consolidated Condensed Financial Statements for information regarding the fair values and the realized gains and losses of our ARS portfolio and put option as of March 31, 2009.
          As part of our settlement with UBS AG, we have a “no net cost loan” with one of its affiliates, which allows us to draw up to 75% of the market value of our ARS portfolio, as determined by UBS BANK USA, and is subject to collateral requirements. The interest rate we pay on the “no net cost loan” will not exceed the interest rate earned on the pledged ARS portfolio. As of March 31, 2009, the balance of our “no net cost loan” was approximately $213 million and classified as long-term debt. Since we have drawn up to the 75% limit and the market value of the ARS has decreased, we cannot draw additional funds from the “no net cost loan” until 75% of the market value of the ARS exceeds $213 million, at which time we can draw additional funds.
          Capital expenditures for the three months ended March 31, 2008 and 2009 were $10.0 million and $4.3 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China. Capital expenditures in the first three months of 2009 were 5.5% of our revenue, which is a reduction from our previous 10% to 12% model and in line with our previously announced cost reduction initiatives.
Discussion of Cash Flow
          Cash and cash equivalents decreased from $103.5 million at December 31, 2008, to $93.2 million at March 31, 2009 primarily due to the repurchase of $9.6 million principal amount Convertible Senior Notes for approximately $6.6 million in cash.

          Operating Activities
          Net cash provided by operating activities for the three months ended March 31, 2009 was $6.8 million, resulting primarily from a $15.8 million reduction in inventory as well as $13.7 million in depreciation and amortization, offset partially by a $16.6 million reduction in accounts payable. Net cash provided by operating activities was $9.9 million for the same period last year. Net cash provided by operating activities decreased $3.1 million for the three months ended March 31, 2009 compared to the same period last year. This decrease resulted primarily from an approximately $11.8 million decrease in liabilities and a $23.4 million decrease in net income, partially offset by an approximately $30.8 million increase in assets. We continue to closely monitor our credit terms with our customers, while at times providing extended terms, primarily required by our customers in Asia and Europe.
          Investing Activities
          Net cash used in investing activities was $5.0 million for the three months ended March 31, 2009 compared to $7.2 million for the same period last year. The $2.2 million decrease in net cash used by investing activities resulted primarily from the reduction in capital expenditures.
          Financing Activities
          Net cash provided by (used in) financing activities totaled $(11.7) million for the three months ended March 31, 2009 compared to $2.5 million in the same period last year. This increase in used funds is primarily the result of an approximately $10.2 million repayment on line of credit and long-term debt mainly due to the termination of our credit facility with Union Bank and repurchase of our Notes.
Debt Instruments
          There have been no material changes to our debt instruments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 26, 2009, except for the adoption of FSP APB 14-1. See Note N of the Notes to Consolidated Condensed Financial Statements for further information.
Off-Balance Sheet Arrangements
          We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, swap agreements, or outsourcing of research and development services, that could expose us to liability that is not reflected on the face of our financial statements.
Contractual Obligations
          There have been no material changes in any of our contractual obligations since December 31, 2008, except for the repurchase of $9.6 million principal amount of the Convertible Senior Notes for approximately $6.6 million in cash during the first quarter of 2009.
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
          Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, relate to revenue recognition, inventories, accounting for income taxes, allowance for doubtful accounts, goodwill and long-lived assets, share-based compensation, fair value measurements, defined benefit plan, asset retirement obligations, investments in joint ventures and contingencies. There have been no material changes to our critical accounting policies since December 31, 2008, except for the changes described below.

Convertible Senior Notes
          On January 1, 2009, we adopted FSP APB 14-1 to account for our Notes. This pronouncement clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt. All adjustments are required to be made retrospectively as of the date of issuance of the Notes and therefore, will be treated as if the Notes have always been accounted for in accordance with this pronouncement. See Note B and Note N of the Notes to Consolidated Condensed Financial Statements for further information.
Recently Issued Accounting Pronouncements
               See Note A of the Notes to Consolidated Condensed Financial Statements for detailed information regarding the status of recently issued accounting pronouncements.
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
Risk Factors
Risks Related To Our Business
➢	Global economic weakness and the current financial market uncertainty has had, and is expected to continue to have through at least 2009, a material adverse effect on our business.

➢	In the current difficult market conditions, our fixed costs combined with lower revenues have negatively impacted our results.

➢	Downturns in the highly cyclical semiconductor industry or changes in end-market demand could affect our operating results and financial condition.

➢	The semiconductor business is highly competitive, and increased competition may harm our business and our operating results.

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

➢	We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

➢	Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales.

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

➢	We may be adversely affected by any disruption in our information technology systems.

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

➢
Our Auction Rate Securities (“ARS”) are currently illiquid and we cancelled our bank credit facility in the U.S.; therefore, we must rely solely upon existing cash reserves, available foreign credit facilities and funds from existing operations to finance future operations.

➢	UBS AG may not honor its part of the settlement agreement with us to purchase our entire ARS portfolio at any time beginning from June 30, 2010 to July 2, 2012 at par value.

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

➢	There are risks associated with our acquisition of Zetex.

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

Risks Related To Our International Operations
➢	Our international operations subject us to risks that could adversely affect our operations.

➢	We may be adversely affected by any international health conditions, including outbreaks or health epidemics.

➢
We have significant operations and assets in China, Taiwan, Hong Kong and England and, as a result, will be subject to risks inherent in doing business in those jurisdictions, which may adversely affect our financial performance.

➢	We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

➢	We are subject to foreign currency risk as a result of our international operations.

➢	We may not continue to receive preferential tax treatment in Asia, thereby increasing our income tax expense and reducing our net income.

➢	The distribution of any earnings of our foreign subsidiaries to the United States may be subject to U.S. income taxes, thus reducing our net income.

Risks Related To Our Common Stock
➢	Variations in our quarterly operating results may cause our stock price to be volatile.

➢	We may enter into future acquisitions and take certain actions in connection with such acquisitions that could affect the price of our Common Stock.

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

➢	Conversion of our convertible senior notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their notes.

➢	The repurchase rights and the increased conversion rate triggered by a make-whole fundamental change could discourage a potential acquirer.

➢	Anti-takeover effects of certain provisions of Delaware law and our Certificate of Incorporation and Bylaws.

➢	Section 203 of Delaware General Corporation Law.

➢	Certificate of Incorporation and Bylaw Provisions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          As a multinational corporation, we are subject to certain market risks including foreign currency fluctuations, interest rates, government actions, liquidity and inflation. We consider a variety of practices to manage these market risks. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          There have been no material changes from the legal proceedings disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 26, 2009.
          We are currently a party to Integrated Discrete Devices, LLC. v. Diodes Incorporated, C.A. No. 08-888 (GMS) (D. Del.). While we intend to defend the lawsuit vigorously and presently believe that the ultimate outcome of the legal proceeding will not have a material adverse effect on our financial position, cash flows or overall results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business or results of operations for the period in which the ruling occurs or future periods.
          From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company’s management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations of the Company.
Item 1A. Risk Factors
          There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 26, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          There are no matters to be reported under this heading.
Item 3. Defaults Upon Senior Securities
          There are no matters to be reported under this heading.
Item 4. Submission of Matters to a Vote of Security Holders
          There are no matters to be reported under this heading.
Item 5. Other Information
          There are no matters to be reported under this heading.

Item 6. Exhibits

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith
3.1	Certificate of Incorporation, as amended	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

4.2	Form of Convertible Senior Notes due 2026	S-3	October 4, 2006	4.1

4.3	Form of Indenture for the Convertible Senior Notes dude 2026	S-3	October 4, 2006	4.3

10.1	Consulting Agreement dated January 1, 2009, between Diodes Incorporated and Keylink International (BVI) Co., Ltd.	10-Q	May 8, 2009	10.1	X

10.2	Amended Appendix to the Plating Agreement dated February 11, 2009, among Shanghai Kai Hong Electronic Co., Ltd., Diodes Shanghai Co., Ltd., Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-Q	May 8, 2009	10.2	X

10.3	Amendment to the Exhibit 1 of the Distributorship Agreement dated March 27, 2009, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Keylink Logistic Co., Ltd.	10-Q	May 8, 2009	10.3	X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
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
DIODES INCORPORATED (Registrant)

By: /s/ Carl C. Wertz	May 8, 2009
CARL C. WERTZ
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)