Form 10-Q
period 2009-06-30
DIODES INC /DEL/
filed 2009-08-07
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐     No ☑
The number of shares of the registrant’s Common Stock outstanding as of August 4, 2009 was 42,489,550.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands)
ASSETS

	December 31,	June 30,
	2008	2009
	(As Adjusted)
CURRENT ASSETS
Cash and cash equivalents	$103,496	$109,486
Short-term investment securities	—	319,825
Accounts receivable, net	74,574	85,702
Inventories	99,118	79,784
Deferred income taxes, current	6,761	6,958
Prepaid expenses and other	15,578	11,637

Total current assets	299,527	613,392

LONG-TERM INVESTMENT SECURITIES	320,625	—

PROPERTY, PLANT AND EQUIPMENT, net	174,667	169,019

OTHER ASSETS
Goodwill	56,791	68,356
Intangible assets, net	35,928	37,833
Other	5,907	4,949

Total assets	$893,445	$893,549

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS(cont’)
LIABILITIES AND EQUITY
(Unaudited)
(In thousands, except share data)

	December 31,	June 30,
	2008	2009
	(As Adjusted)
CURRENT LIABILITIES
Lines of credit	$6,098	$215,249
Accounts payable	47,561	44,029
Accrued liabilities	31,195	26,294
Income tax payable	358	4,374
Current portion of long-term debt	1,339	363
Current portion of capital lease obligations	377	349

Total current liabilities	86,928	290,658

LONG-TERM DEBT, net of current portion
Convertible senior notes	155,451	138,687
Long-term borrowings	217,146	3,563

CAPITAL LEASE OBLIGATIONS, net of current portion	1,854	1,808
DEFERRED INCOME TAXES, non-current	10,753	18,520
OTHER LONG-TERM LIABILITIES	22,935	48,238

Total liabilities	495,067	501,474

COMMITMENTS AND CONTINGENCIES	—	—

EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock — par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — par value $0.66 2/3 per share; 70,000,000 shares authorized; 41,378,816 and 42,436,009 issued and outstanding at December 31, 2008 and June 30, 2009, respectively	27,586	28,291
Additional paid-in capital	167,964	185,134
Retained earnings	241,814	228,094
Accumulated other comprehensive loss	(48,439)	(58,085)

Total Diodes Incorporated stockholders’ equity	388,925	383,434
Noncontrolling interest	9,453	8,641

Total equity	398,378	392,075

Total liabilities and equity	$893,445	$893,549

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(As Adjusted)		(As Adjusted)
NET SALES	$116,018	$103,898	$211,598	$181,948

COST OF GOODS SOLD	76,400	76,528	140,064	140,085

Gross profit	39,618	27,370	71,534	41,863

OPERATING EXPENSES

Selling, general and administrative	17,052	15,240	31,594	31,296
Research and development	4,832	5,385	8,406	10,660
Amortization of acquisition related intangible assets	237	1,118	471	2,209
Restructuring	—	(248)	—	(149)

Total operating expenses	22,121	21,495	40,471	44,016

Income (loss) from operations	17,497	5,875	31,063	(2,153)

OTHER INCOME (EXPENSES)
Interest income	2,554	1,345	8,002	3,102
Interest expense	(2,207)	(1,877)	(3,828)	(3,925)
Amortization of debt discount	(2,691)	(2,281)	(5,325)	(4,490)
Other	(1,202)	(275)	(1,496)	(12)

Total other expenses	(3,546)	(3,088)	(2,647)	(5,325)

Income (loss) before income taxes and noncontrolling interest	13,951	2,787	28,416	(7,478)

INCOME TAX PROVISION	1,762	5,156	2,980	5,553

NET INCOME (LOSS)	12,189	(2,369)	25,436	(13,031)

Less: NET INCOME attributable to noncontrolling interest	(675)	(584)	(1,279)	(688)

NET INCOME (LOSS) attributable to common stockholders	$11,514	$(2,953)	$24,157	$(13,719)

EARNINGS (LOSS) PER SHARE attributable to common stockholders
Basic	$0.28	$(0.07)	$0.60	$(0.33)

Diluted	$0.27	$(0.07)	$0.57	$(0.33)

Number of shares used in computation
Basic	40,616	41,587	40,431	41,368

Diluted	42,843	41,587	42,695	41,368

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2009
	(As Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$25,436	$(13,031)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	16,465	20,785
Amortization of intangibles	466	2,286
Amortization of convertible bond issuance costs	467	343
Amortization of discount on convertible bond	5,325	4,490
Share-based compensation	5,133	4,684
Gain on disposal of property, plant and equipment	(37)	(30)
Gain on extinguishment of debt	—	(1,354)
Investment gain recognized under equity method	—	53
Changes in operating assets:
Accounts receivable	(7,347)	(10,037)
Inventories	(16,652)	22,624
Prepaid expenses and other current assets	(1,237)	3,150
Deferred income taxes	(973)	(35)
Changes in operating liabilities:
Accounts payable	(3,502)	(4,117)
Accrued liabilities	(1,248)	(7,274)
Deferred income taxes	(2,077)	1,480
Other liabilities	(104)	(3,091)
Income taxes payable	3,064	3,639

Net cash provided by operating activities	$23,179	$24,565

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	$(152,934)	$(30)
Acquired intangibles	(66)	—
Purchases of securities	(3,963)	—
Proceeds from sale of securities	6,760	800
Purchases of property, plant and equipment	(25,092)	(9,375)
Proceeds from sale of property, plant and equipment	45	93
Purchases of other assets	—	721

Net cash used in investing activities	$(175,250)	$(7,791)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) on line of credit	$16,463	$(3,655)
Net proceeds from issuance of common stock	1,147	99
Proceeds from long-term debt	165,000	—
Dividend distribution to noncontrolling interest	—	(1,500)
Repayments of long-term debt	(1,062)	(8,225)
Repayments of capital lease obligations	(156)	(193)

Net cash provided by (used in) financing activities	$181,392	$(13,474)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	632	2,690

INCREASE IN CASH AND CASH EQUIVALENTS	29,953	5,990

CASH AND CASH EQUIVALENTS, beginning of period	56,179	103,496

CASH AND CASH EQUIVALENTS, end of period	$86,132	$109,486

SUPPLEMENTAL CASH FLOW INFORMATION:

Non-cash financing activities:

Fair value of common stock issued for repayment of long-term debt	$—	$(13,236)
The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE A — Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements
Nature of Operations
          Diodes Incorporated and its subsidiaries (collectively, the “Company”) is a leading global designer, manufacturer and supplier of high-quality, application specific standard products within the broad discrete and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets. These products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, amplifiers and comparators, Hall effect sensors and temperature sensors, power management devices (including LED drivers), DC-DC switching and linear voltage regulators, voltage references, special function devices (including USB power switch, load switch, voltage supervisor and motor controllers) and silicon wafers used to manufacture these products. These products are sold primarily throughout North America, Asia and Europe.
Basis of Presentation
          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated condensed financial data at December 31, 2008 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and subsequently adjusted for a change in accounting principle on January 1, 2009. See Note B for additional information regarding the change in accounting principle. Subsequent events were evaluated through August 7, 2009, the date these consolidated condensed financial statements were issued.
          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. As permitted under GAAP, interim accounting for certain expenses are based on full year forecasts. Such amounts are expensed in full in the year incurred.
          Certain prior year’s balances have been reclassified to conform to the current financial statement presentation.
Recently Issued Accounting Pronouncements
          In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This pronouncement provides additional guidance regarding disclosures about plan assets of defined benefit pensions or other postretirement plans. FSP FAS 132R-1 is effective for financial statements issued for fiscal years beginning after December 15, 2009. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
          In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. These pronouncements amend FASB Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments, including method(s) and significant assumptions used to estimate the fair value in interim financial statements as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company adopted these pronouncements in the second quarter of 2009; they did not have a material impact on its consolidated financial statements.
          In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This pronouncement provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS No. 157, Fair Value Measurements. FSP FAS 157-4 will be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company adopted this pronouncement in the second quarter of 2009; it did not have a material impact on its consolidated financial statements.
          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. These pronouncements are intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment (“OTTI”) event and to more effectively communicate when an OTTI event has occurred. FSP FAS 115-2 and FAS 124-2 apply to debt securities and require that the total OTTI be presented in the statement of earnings with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which they are adopted. The Company adopted these pronouncements in the second quarter of 2009; they did not have a material impact on its consolidated financial statements.
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
          In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This pronouncement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this pronouncement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company adopted this pronouncement in the second quarter of 2009; it did not have a material impact on its consolidated financial statements.
          In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. This pronouncement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
          In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This pronouncement replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “ASC”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative. This pronouncement is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the ASC when referring to GAAP in the third quarter of 2009. As the ASC is not intended to change or alter existing GAAP, the Company is currently evaluating the effect on financial statement disclosures as all future references to authoritative accounting literature will be referenced in accordance with the ASC and the Company believes it will not have any impact on its consolidated financial statements.
NOTE B — Change in Accounting Principle
          In accordance with the adoption of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), the Company adjusted the December 31, 2008 consolidated condensed balance sheet and the consolidated condensed statement of operations for the three and six months ended June 30, 2008 and the consolidated condensed statement of cash flows for the six months ended June 30, 2008 to reflect the retrospective application of this pronouncement. This pronouncement clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. All adjustments were made retrospectively as of the date of issuance of the Company’s 2.25% Convertible Senior Notes due 2026 (“Notes”) and therefore, the financial statements are presented as if the Notes have always been accounted for in accordance with this pronouncement. The material retrospective adjustments to the Company’s December 31, 2008 consolidated condensed balance sheet were to adjust; long-term debt from $183.5 million to $155.5 million; additional paid-in capital of approximately $34.3 million to reflect the initial recognition of the equity component, deferred taxes and debt issuance costs; deferred taxes associated with the convertible debt instrument; retained earnings to reflect the additional non-cash, pre-tax interest expense retrospectively recorded for 2006, 2007 and 2008 by approximately $1.7 million, $10.0 million and $10.7 million, respectively, and to reflect the $15.7 million pre-tax reduction to the gain on extinguishment of debt for the repurchase of $46.5 million par value Notes in December 2008. The material retrospective adjustments to the Company’s consolidated condensed statement of operations for the three and six months ended June 30, 2008 were to recognize the additional non-cash interest expense of approximately $2.7 million and $5.3 million, respectively, and the related tax effects to the tax provision. The retrospective adjustments to the Company’s consolidated condensed statement of cash flows for the six months ended June 30, 2008 were to adjust separate line items within cash flows from operating activities, which did not affect the original net reported amounts for operating activities, investing activities or financing activities. See Note N for additional information regarding FSP APB 14-1.
          In addition, in accordance with the adoption of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, the Company adjusted the December 31, 2008 consolidated condensed balance sheet to reflect the retrospective application of this pronouncement. This pronouncement established new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this pronouncement indicate, among other things, that: NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; increases and decreases in the parent’s ownership interest, that leaves control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and losses of a partially owned consolidated subsidiary be allocated to the NCIs even when such allocation might result in a deficit balance. This pronouncement also requires changes to certain presentation and disclosure requirements. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. Upon adoption, NCIs of $9.5 million as of December 31, 2008 were reclassified to equity, a change from its previous classification between liabilities and stockholders’ equity.
          The adjustments made to the December 31, 2008 consolidated condensed balance sheet are as follows (in thousands):

	December 31,
	2008
		FSP APB 14-1	SFAS 160	Reclass
	As Reported	Adjustments	Adjustment	Adjustment	Adjusted

ASSETS
Deferred income taxes, current	$3,994	$2,767	$—	$—	$6,761
Deferred income taxes, non-current	2,745	(13,498)	—	10,753	—
Other assets	6,627	(720)	—	—	5,907

LIABILITIES AND EQUITY
2.25% Convertible Senior Notes due 2026	183,500	(28,049)	—	—	155,451
Deferred income taxes, non-current	—	—	—	10,753	10,753
Noncontrolling interest (previously referred to as minority interests)	9,453	—	(9,453)	—	—
Additional paid-in capital	133,701	34,263	—	—	167,964
Retained earnings	259,479	(17,665)	—	—	241,814
Noncontrolling interest	—	—	9,453	—	9,453
          The adjustments made to the three and six months ended June 30, 2008 consolidated condensed statement of operations are as follows (in thousands, except per share data):

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	As	APB 14-1		As	APB 14-1
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Interest expense	$(2,285)	$78	$(2,207)	$(3,983)	$155	$(3,828)

Amortization of debt discount	—	(2,691)	(2,691)	—	(5,325)	(5,325)
Income tax provision	2,781	(1,019)	1,762	4,996	(2,016)	2,980
Net income attributable to common stockholders	13,108	(1,594)	11,514	27,311	(3,154)	24,157
Earnings per share attributable to common stockholders
Basic	$0.32	$(0.04)	$0.28	$0.68	$(0.08)	$0.60

Diluted	$0.31	$(0.04)	$0.27	$0.64	$(0.07)	$0.57

Number of shares used in computation
Basic	40,616		40,616	40,431		40,431

Diluted	42,843		42,843	42,695		42,695

NOTE C — Functional Currencies, Foreign Currency Translation and Comprehensive Income (Loss)
          Functional Currencies and Foreign Currency Translation - The functional currency for most of our international operations is the U.S. dollar, while some subsidiaries use their local currency as their functional currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded as other income (expense) in the consolidated condensed statements of operations. The Company had foreign exchange transaction losses of approximately $1.2 million and $2.0 million for the three months ended June 30, 2008 and 2009, respectively and approximately $1.7 million and $3.4 million for the six months ended June 30, 2008 and 2009, respectively.
          Comprehensive Income (Loss) - GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss. As of June 30, 2009, the components of other comprehensive income or loss include foreign currency translation adjustments, unrealized gain or loss on defined benefit plan and foreign currency loss on forward contracts. Accumulated other comprehensive loss was $58.1 million at June 30, 2009.
          Total comprehensive income (loss) for the three and six months ended June 30, 2008 and 2009 is as follows (in thousands):
Total Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Net income (loss)	$12,189	$(2,369)	$25,436	$(13,031)

Translation adjustment	1,622	15,831	4,681	13,410

Unrealized loss on securities	(5,031)	—	(16,524)	—

Unrealized loss on defined benefit plan, net of tax	(8,540)	(19,046)	(8,540)	(26,287)

Foreign currency adjustments on forward contracts, net of tax	425	1,667	425	3,231

Comprehensive income (loss)	665	(3,917)	5,478	(22,677)

Comprehensive income attributable to noncontrolling interest	675	584	1,279	688

Total comprehensive income (loss) attributable to common stockholders	$(10)	$(4,501)	$4,199	$(23,365)

NOTE D — Hedging
          As of June 30, 2009, the Company had forward contracts, primarily relating to its United Kingdom (“U.K.”) operations, of approximately $6.6 million that mature monthly over the next six months. For the six months ended June 30, 2009, the Company had deferred net unrealized gains on outstanding forward exchange contracts recorded within other comprehensive income (loss) (“OCI”) of $3.2 million (net of tax). For the six months ended June 30, 2009, the Company had no material ineffective hedges because forward foreign currency contract amounts were less than the specifically identified anticipated transactions.
          The following details the location and amount of derivative instrument fair values in the consolidated condensed balance sheets as of June 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance sheet		Balance sheet
	location	Fair value	location	Fair value
Derivatives designated as hedging instruments under SFAS 133:

Foreign exchange contracts	Other assets	$—	Other liabilities	$745
          The following details the location and amount of gains and losses on derivative instruments in the consolidated condensed statement of operations for the six months ended June 30, 2009 (in thousands):

Amount of
Gain (Loss)
				Location of Gain (Loss)	Recognized in
			Amount of Gain	Recognized in	Income on
	Amount of		Amount of Gain (Loss)	Income on	Derivative
	Gain (Loss)	Location of Gain	Reclassified	Derivative	(Ineffective
	Recognized	(Loss)	from	(Ineffective	Portion and
	in OCI on	Reclassified from	Accumulated	Portion and Amount	Amount
Derivatives in SFAS 133	Derivative	Accumulated OCI into	OCI into Income	Excluded from	Excluded from
Cash Flow Hedging	(Effective	Income (Effective	(Effective	Effectiveness	Effectiveness
Relationships	Portion)	Portion)	Portion)	Testing)	Testing)
Foreign exchange contracts	$785	Other income (expense)	$(2,446)	Other income (expense)	$—
NOTE E — Earnings (Loss) Per Share
          Basic net earnings (loss) per share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted net earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.
          The shares used in the computation of basic and diluted earnings (loss) per common share are as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
BASIC
Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	40,616	41,587	40,431	41,368
Net income (loss) attributable to common stockholders	$11,514	$(2,953)	$24,157	$(13,719)

Earnings (loss) per share attributable to common stockholders	$0.28	$(0.07)	$0.60	$(0.33)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
DILUTED
Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	40,616	41,587	40,431	41,368
Add: Assumed exercise of stock options and stock awards	2,227	—	2,264	—

	42,843	41,587	42,695	41,368
Net income (loss) attributable to common stockholders	$11,514	$(2,953)	$24,157	$(13,719)

Earnings (loss) per share attributable to common stockholders	$0.27	$(0.07)	$0.57	$(0.33)

          There are no shares in the earnings per share calculation related to the Notes outstanding as our average stock price did not exceed the conversion price of $39.00 and, therefore, there is no conversion spread. For the three and six months ended June 30, 2009, the Company has excluded the assumed exercise of stock options and stock awards from the calculation of diluted loss per share as these securities are anti-dilutive.
NOTE F — Fair Value Measurements
          Financial assets and liabilities carried at fair value as of June 30, 2009 are classified in the following table (in thousands):

Description	Level 1	Level 2	Level 3	Total
Short-term — trading securities	$—	$—	$293,056	$293,056
Short-term — put option	—	—	26,769	26,769

Total	$—	$—	$319,825	$319,825

          There has been no change in the balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2009.
          Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2009.
NOTE G — Short-Term Investments
          As of June 30, 2009, the Company had $319.8 million invested in auction rate securities (“ARS”), classified as trading securities. In connection with the settlement with UBS AG, the Company was given the option to “put” the ARS portfolio back to UBS AG at any time between June 30, 2010 and July 2, 2012 at par value. Upon settlement, the Company elected the fair value option for the “put” option and recorded an asset and a gain for the fair value of the “put” option. The Company classified the “put” option as a short-term investment as it is a free standing instrument tied to the ARS portfolio, which are also classified as short-term investments.
          Short-term investments at June 30, 2009 are as follows (in thousands):

		Cumulative	Cumulative
		Realized	Realized
As of June 30, 2009	Cost Basis	Gains	Losses	Fair Value
Short-term investments
Short-term — trading securities	$319,825	$—	$(26,769)	$293,056
Short-term — put option	—	26,769	—	26,769

Total short-term investments	$319,825	$26,769	$(26,769)	$319,825

          The Company’s ARS are primarily backed by student loan association bonds. None of the Company’s investments are collateralized mortgage obligations or are any other type of mortgage-backed or real estate-backed securities. The Company continues to earn interest on its ARS at a weighted average rate of 1.6% of as June 30, 2009, which it is currently collecting. The weighted average maximum contractual default rate is 17.3%.
          As of June 30, 2009, approximately 85.7%, or $274.0 million, of the $319.8 million par value ARS are collateralized by higher education funded student loans that are supported by the federal government as part of the Federal Family Education Loan Program (“FFELP”). The following table shows a natural grouping of the FFELP guaranteed securities, as well as the percentage of the ARS portfolio guaranteed by FFELP (in thousands).

% of FFELP guaranty	Par Value	% of Total

Greater than 99.0%	$194,200	60.8%
Between 81.2% and 82.1%	86,825	27.1%
50.50%	17,000	5.3%
10.00%	3,800	1.2%
Non-FFELP guaranteed	18,000	5.6%

Total	$319,825	100.0%
          As of June 30, 2009, the Company’s portfolio of ARS was valued using a valuation model that relies exclusively on Level 3 inputs. The discount on the total ARS portfolio was 8.4% of par value, or a $26.8 million loss.
NOTE H — Inventories
          Inventories stated at the lower of cost or market value are as follows (in thousands):

	December 31,	June 30,
	2008	2009
Raw materials	$28,690	$23,379
Work-in-progress	23,436	22,804
Finished goods	46,992	33,601

Total	$99,118	$79,784

NOTE I — Goodwill and Other Intangible Assets
          Changes in goodwill for the six months ended June 30, 2009 are as follows (in thousands):

Balance at December 31, 2008	$56,791
Acquisitions and purchase price adjustments	9,587
Currency exchange and other	1,978

Balance at June 30, 2009	$68,356

          Intangible assets at June 30, 2009 are as follows (in thousands):

Balance at June 30, 2009:
Intangible assets subject to amortization:
Gross carrying amount	$48,616
Accumulated amortization	(7,525)
Currency exchange and other	(5,893)

Net value	35,198

Intangible assets with indefinite lives:
Gross carrying amount	3,162
Currency exchange and other	(527)

Total	2,635

Total intangible assets, net	$37,833

          Amortization expense related to intangible assets subject to amortization was $0.3 million and $1.1 million for the three months ended June 30, 2008 and 2009, respectively.
          Amortization expense related to intangible assets subject to amortization was $0.5 million and $2.2 million for the six months ended June 30, 2008 and 2009, respectively.

NOTE J — Income Tax Provision
          Income tax expense of $5.2 million and $5.6 million was recorded for the three and six months ended June 30, 2009, respectively. This resulted in an effective tax rate of (74.3%) for the six months ended June 30, 2009, as compared to 10.5% in the same period of last year and compared to (7.6)% for the full year of 2008. The Company’s effective tax rate for the six months ended June 30, 2009 was impacted by the non-cash income tax expense associated with repatriating earnings of foreign subsidiaries to the U.S. parent. In addition, amounts for the three and six months ended June 30, 2008 and full year 2008 have been retrospectively adjusted for the adoption of APB 14-1. See Note B for this retrospective treatment and the impacts on previously issued financial statements.
          Generally, income taxes are recorded based upon estimated annual effective income tax rates. Other methods may be used in situations where small changes in the company’s estimated annual income could produce large changes in the estimated effective income tax rates used for interim financial reporting. Under these circumstances, the Company has elected to use its actual year-to-date effective income tax rate.
          For the six months ended June 30, 2009, the Company reported domestic and foreign pre-tax income (loss) of approximately $(21.6) million and $14.1 million, respectively. For the six month ended June 30, 2008, the Company reported domestic and foreign pre-tax income (loss) of approximately $(6.1) million and $39.7 million, respectively.
          The impact of tax holidays decreased the Company’s tax expense by approximately $3.2 million and $2.6 million for the six months ended June 30, 2008 and 2009, respectively. The benefit of the tax holidays on basic and diluted earnings per share for the six months ended June 30, 2008 was $0.08 and $0.07, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the six months ended June 30, 2009 was $0.06.
          Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. During the six months ended June 30, 2009, the Company repatriated approximately $28.5 million of accumulated earnings from one of its Chinese subsidiaries, resulting in additional non-cash federal and state income tax expense of approximately $10.6 million. The Company intends to permanently reinvest overseas all of its remaining earnings from its foreign subsidiaries. The Company determined that it was more likely than not that a portion of its federal foreign tax credit carryforwards would expire before they could be utilized. Accordingly, the Company has recorded valuation allowances of $5.6 million and $8.6 million as of December 31, 2008 and June 30, 2009.
          The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of June 30, 2009, the gross amount of unrecognized tax benefits was approximately $4.4 million.
          It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be determined.
NOTE K — Share-Based Compensation
          The following table shows the total compensation cost charged against income for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Cost of sales	$128	$101	$250	$182
Selling and administrative expense	2,214	1,894	4,415	3,982
Research and development expense	241	260	468	522

Total share-based compensation expense	$2,583	$2,255	$5,133	$4,686

          Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date and expense was estimated on the date of grant using the Black-Scholes option pricing model.
          The total intrinsic value (actual gain) of options exercised during the six months ended June 30, 2009 was approximately $0.5 million. The total net cash proceeds received from stock option exercises during the six months ended June 30, 2009 was $0.1 million. Stock option expense for the three months ended June 30, 2008 and 2009 was $1.2 million and $0.8 million, respectively. Stock option expense for the six months ended June 30, 2008 and 2009 was $2.5 million and $1.5 million, respectively.
          A summary of the stock option plans as of June 30, 2009 are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Stock options	(000)	Price	Term (yrs)	($000)
Outstanding at January 1, 2009	3,895	$11.61	5.3	$2,327
Granted	461	15.05	—	—
Exercised	(62)	5.73	—	538
Forfeited or expired	(46)	14.76	—	—
Outstanding at June 30, 2009	4,248	$12.03	5.4	$22,464

Exercisable at June 30, 2009	3,418	$10.11	4.5	$22,192

          The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.
          As of June 30, 2009, total unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, was approximately $9.8 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3.2 years.
          Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.
          The total fair value of restricted stock awards vested during the six months ended June 30, 2009 was approximately $6.4 million. Share grant expense for the three months ended June 30, 2008 and 2009 was $1.3 million and $1.4 million, respectively. Share grant expense for the six months ended June 30, 2008 and 2009 was $2.7 million and $3.1 million, respectively.
          A summary of the status of the Company’s non-vested share grants as of June 30, 2009 are as follows:

		Weighted-	Aggregate
		Average	Intrinsic
	Shares	Grant-Date	Value
Share Grants	(000)	Fair Value	($000)
Nonvested at January 1, 2009	846	$21.41	$5,125
Granted	151	14.78	—
Vested	(390)	16.34	5,043
Forfeited	(27)	25.87	—

Nonvested at June 30, 2009	580	$22.89	$9,076

          As of June 30, 2009, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $12.9 million, before income taxes and is expected to be recognized over a weighted average period of approximately 2.8 years.
NOTE L — Segment Information and Enterprise-Wide Disclosure
          For financial reporting purposes, the Company operates in a single segment, standard semiconductor products, through the Company’s various manufacturing and distribution facilities. The Company aggregated its products since the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.
          The Company’s primary operations include the domestic operations in Asia, North America and Europe.
          Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended		North		Consolidated
June 30, 2008	Asia	America	Europe	Segments
Total sales	$94,675	$30,558	$5,248	$130,481
Inter-company sales	(6,814)	(7,649)	—	(14,463)

Net sales	$87,861	$22,909	$5,248	$116,018

Property, plant and equipment	$107,323	$26,311	$49,781	$183,415
Assets	$344,715	$386,095	$223,122	$953,932

Three Months Ended		North		Consolidated
June 30, 2009	Asia	America	Europe	Segments
Total sales	$86,483	$19,678	$25,034	$131,195
Inter-company sales	(6,252)	(4,969)	(16,076)	(27,297)

Net sales	$80,231	$14,709	$8,958	$103,898

Property, plant and equipment	$97,652	$30,888	$40,479	$169,019
Assets	$318,916	$405,233	$169,400	$893,549

Six Months Ended		North		Consolidated
June 30, 2008	Asia	America	Europe	Segments
Total sales	$175,555	$60,486	$5,248	$241,289
Inter-company sales	(13,771)	(15,920)	—	(29,691)

Net sales	$161,784	$44,566	$5,248	$211,598

Property, plant and equipment	$107,323	$26,311	$49,781	$183,415
Assets	$344,715	$386,095	$223,122	$953,932

Six Months Ended		North		Consolidated
June 30, 2009	Asia	America	Europe	Segments
Total sales	$147,922	$36,674	$44,450	$229,046
Inter-company sales	(9,693)	(10,117)	(27,288)	(47,098)

Net sales	$138,229	$26,557	$17,162	$181,948

Property, plant and equipment	$97,652	$30,888	$40,479	$169,019
Assets	$318,916	$405,233	$169,400	$893,549

Geographic Information
          Revenues were derived from (billed to) customers located in the following countries. “All Others” represents countries with less than 10% of the total revenues each (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended June 30,		Net Sales
	2008	2009	2008	2009

China	$34,983	$30,486	30.2%	29.3%
Taiwan	33,433	31,286	28.8%	30.1%
United States	21,923	17,370	18.9%	16.7%
Korea	5,832	6,792	5.0%	6.5%
Germany	3,865	3,623	3.3%	3.5%
England	3,779	3,320	3.3%	3.2%
Singapore	4,099	2,878	3.5%	2.8%
All Others	8,104	8,143	7.0%	7.9%

Total	$116,018	$103,898	100.0%	100.0%

	Net Sales
	for the Six Months		Percentage of
	Ended June 30,		Net Sales
	2008	2009	2008	2009

China	$61,085	$52,843	28.9%	29.0%
Taiwan	66,048	52,729	31.2%	29.0%
United States	41,239	31,328	19.5%	17.2%
Korea	11,090	11,786	5.2%	6.5%
Germany	5,613	8,086	2.7%	4.4%
England	6,000	7,100	2.8%	3.9%
Singapore	6,867	4,948	3.2%	2.7%
All Others	13,656	13,128	6.5%	7.3%

Total	$211,598	$181,948	100.0%	100.0%

NOTE M — Business Acquisitions
          Zetex Acquisition - On June 9, 2008, the Company completed the acquisition of all the outstanding ordinary capital stock of Zetex, a company incorporated under the laws of England and Wales. The Zetex shareholders received 85.45 pence in cash per ordinary share, valuing the fully diluted share capital of Zetex at approximately $176.1 million (based on a USD:GBP exchange rate of 1.9778), excluding acquisition costs, fees and expenses

          As consideration for Zetex, the Company paid the following (in thousands):

Purchase price (cost of shares)	$176,138
Acquisition related costs	4,054

Total purchase price	$180,192

          In addition, in order to finance the acquisition, the Company entered into a margin loan agreement with UBS Financial Services Inc. for $165 million, collateralized by the Company’s ARS portfolio. On November 4, 2008, the Company entered into a no net cost credit line (“no net cost loan”)with UBS BANK USA, which replaced the margin loan.
          The results of operations of the Zetex acquisition have been included in the consolidated financial statements from June 1, 2008. The purpose of this acquisition was to create revenue, operating and cost synergies and to enhance the Company’s leadership in discrete and analog solutions. In addition, the Company believes the acquisition will strengthen and broaden the Company’s product offerings, including entry into the light-emitting diode (“LED”) lighting and automotive markets and expand the Company’s geographical footprint in the European markets.
          The following summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

	Revised
	purchase price
	allocation as of	Changes in	Revised purchase
	March 31,	purchase price	price allocation on
	2009	allocation	acquisition date
Assets acquired:
Accounts receivable, net	$13,445	$—	$13,445
Inventory	35,991	—	35,991
Prepaid expenses and other current assets	4,363	—	4,363
Property, plant and equipment, net	52,045	—	52,045
Other long-term assets	136	—	136
Intangible assets	48,274	—	48,274
Goodwill	49,714	1,631	51,345

Total assets acquired	$203,968	$1,631	$205,599

Liabilities assumed:
Accounts payable	$6,057	$—	$6,057
Accrued expenses and other liabilities	16,806	1,172	17,978
Pension liability	10,873	—	10,873
Deferred tax liabilities	13,649	—	13,649
Other liabilities	3,846	—	3,846

Total liabilities assumed	51,231	1,172	52,403

Total net assets acquired	$152,737	$459	$153,196

          The fair values and lives for amortization purposes assigned to acquired intangible assets are as follows (in thousands):

		Estimated
		useful life (in
Intangible asset	Fair value assigned	years)
IPR&D:
Power management	$1,383	N/A
Lighting	3,952	N/A
Other	2,569	N/A

Total IPR&D	7,904

Developed technology:
Discretes	16,007	10
Power management	4,941	5
Lighting	3,360	5
ASIC	3,162	7
Other	2,174	2-7

Total developed technology	29,644

Customer relationships	6,917	12
Trade name	3,162	Indefinite
Other intangibles	647	Various

Total intangibles acquired	$48,274

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
          Acquired intangible in process research and development (“IPR&D”), which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition in the amount of $7.9 million was expensed immediately in 2008, in accordance with SFAS No. 141, to research and development expense. IPR&D consists of: (i) power management, which includes power management chips that meet the requirements of a broad range of portable electronic equipment that demands a balance of efficiency, functionality, and size; (ii) lighting, which includes LED drivers that are developed for a range of applications including white LEDs for display backlighting, safety and security lighting, camera flash, architectural lighting, and automotive lighting. The technology maintains illumination while limiting battery power consumption; and (iii) other, which includes items such as audio, which includes class D amplifiers that efficiently deliver high quality audio. The risk adjusted discount rate used to determine the fair value of power management, lighting and other was 26%, 28% and 28%, respectively.
          For the six months ended June 30, 2009, approximately $1.8 million has been recorded as amortization expense associated with the identified intangible assets. Amortization expense associated with these identified intangible assets will approximate between $1.8 million and $3.8 million per year over the next 5 to 10 years. In addition, the Company expects goodwill to be deductible for tax purposes.
          The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2008 has been prepared as if the acquisition of Zetex had occurred at January 1, 2008 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Net sales	$149,331	$276,495
Net income	$5,793	$18,626
Net income per common share — Basic	$0.14	$0.46
Net income per common share — Diluted	$0.14	$0.44

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
NOTE N — Convertible Senior Notes
          On October 12, 2006, the Company issued and sold Convertible Senior Notes (“Notes”) with an aggregate principal amount of $230 million due 2026, which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007.
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
          During the first quarter of 2009, the Company repurchased $9.6 million principal amount of the Notes for approximately $6.6 million in cash and during the second quarter of 2009, the Company repurchased $15.0 million principal amount of the Notes in exchange for approximately $13.2 million in Common Stock.
          Effective January 1, 2009, the Company adopted FSP APB 14-1. This pronouncement clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt. All adjustments are required to be made retrospectively as of the date of issuance of the Notes and therefore, will be treated as if the Notes have always been accounted for in accordance with this pronouncement. See Note B for this retrospective treatment and the impacts of previously issued financial statements.
          In determining liability and the equity components, the Company determined the expected life of the Notes to be five years as that is the earliest date in which the Notes can be put back to the Company at par value. As of June 30, 2009, 27 months remain over which the discount of the liability will be amortized. As of June 30, 2009, the liability and equity components are as follows (in thousands):

Liability	Liability	Liability	Equity
Component	Component	Component	Component
Principal	Net Carrying	Unamortized	Carrying
Amount	Amount	Discount	Amount
$158,915	$138,687	$20,228	$34,118
          As of June 30, 2009, the effective interest rate of the liability component is 8.5%, which is a comparable yield for nonconvertible notes with terms and conditions otherwise comparable to the Company’s Notes as of the Notes date of issuance. The amount of interest expense, including amortization of debt discount for the liability component and debt issuance costs, for the six months ended June 30, 2008 and 2009 is as follows (in thousands):

	2008	2009
Notes contractual interest expense	$2,588	$1,944
Amortization of debt discount	5,325	4,490
Amortization of debt issuance costs	466	343

Total	$8,379	$6,777

NOTE O — Credit Facilities
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

NOTE P — Commitments
          Purchase Commitments — As of June 30, 2009, the Company had approximately $2.1 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.

NOTE Q — Employee Benefit Plans
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
          For the six months ended June 30, 2009, net period benefit costs associated with the defined benefit were approximately $0.6 million.
          The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plans for the six months ended June 30, 2009 (in thousands):

Defined Benefit Plan
Change in benefit obligation:

Balance at December 31, 2008	$83,268

Service cost	164

Interest cost	3,051

Actuarial loss	21,202

Benefits paid	(1,393)

Currency changes	12,272

Benefit obligation at June 30, 2009	$118,564

Change in plan assets:

Fair value of plan assets at December 31, 2008	$71,284

Actual return on plan assets	(3,341)

Benefits paid	(1,393)

Currency changes	11,897

Fair value of plan assets at June 30, 2009	$78,447

Funded (underfunded) status at June 30, 2009	$(40,117)

          Based on an actuarial study performed as of June 30, 2009, the plan is underfunded and a liability of approximately $40.1 million is reflected in the Company’s consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive loss for the six months ended June 30, 2009 was a net loss of $26.3 million and the weighted-average discount rate assumption used to determine benefit obligations as of June 30, 2009 was 5.9%.
          The following are weighted-average assumptions used to determine net periodic benefit costs for the six months ended June 30, 2009:

Discount rate	6.4%
Expected long-term return on plan assets	6.5%

          The Company adopted a payment plan with the trustees of the defined benefit plan, in which the Company will pay approximately £1.0 million GBP (approximately $1.6 million based on a USD:GBP exchange rate of 1.6:1) every year from 2009 through 2012.
          The Company also has pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, not included in the numbers or assumptions above.
Deferred Compensation
          The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At June 30, 2009, these investments totaled approximately $2.4 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.
NOTE R - Related Parties
          The Company conducts business with one related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (“LSC”), that owns 20.2% of the Company’s outstanding Common Stock as of June 30, 2009. The Company also conducts business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is the Company’s 5% joint venture partner in Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd.
          The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time. The Company believes that all related party transactions are on terms no less favorable than would be obtained from unaffiliated third parties.
          Lite-On Semiconductor Corporation — During the six months ended June 30, 2008 and 2009, the Company sold products to LSC totaling 3.8% and 2.2% of its net sales, respectively, making LSC one of its largest customers. Also, for the six months ended June 30, 2008 and 2009, 10.3% and 7.2%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC the Company’s largest outside supplier. The Company also rents warehouse space in Hong Kong from a member of the Lite-On Group, which also provides the Company with warehousing services at that location. For the six months ended June 30, 2008 and 2009, the Company paid this entity in aggregate amounts of $0.3 million and $0.4 million, respectively, for their services. The Company believes such transactions are on terms no less favorable than could be obtained from unaffiliated third parties.
          Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Net sales	$4,160	$2,686	$8,030	$4,080
Purchases	$14,400	$7,559	$27,166	$13,127
          Keylink International (B.V.I.) Inc. — During the six months ended June 30, 2008 and 2009, the Company sold products to companies owned by Keylink totaling 0.5% and 3.1% of its net sales, respectively. Also for the six months ended June 30, 2008 and 2009, 1.4% and 1.3%, respectively, of the Company’s net sales were from semiconductor products purchased from companies owned by Keylink. In addition, the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to Keylink. The Company also paid a consulting fee to a Keylink affiliated company. For the six months ended June 30, 2008 and 2009, the Company paid Keylink an aggregate of $5.3 million and $4.4 million, respectively, with respect to these items. The Company believes such transactions are on terms no less favorable than could be obtained from unaffiliated third parties.

          Net sales to, and purchases from, companies owned by Keylink are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Net sales	$317	$3,150	$994	$5,556
Purchases	$1,588	$1,326	$3,410	$2,375
          Accounts receivable from, and accounts payable to, LSC and Keylink are as follows as of June 30, 2009 (in thousands):

June 30,
2009
Accounts receivable
LSC	$2,170
Keylink	6,007

$8,177

Accounts payable
LSC	$5,437
Keylink	3,085

$8,522

Item 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Highlights
•	Revenue for the three and six months ended June 30, 2009 was $103.9 million and $181.9 million, respectively ;

•	Gross profit margin for the three and six months ended June 30, 2009 was 26.3% and 23.0%, respectively;

•
Second quarter 2009 revenues improved over first quarter 2009 revenues due to improved demand, as production was ramped on previous design wins at new customers and new design wins at existing customers for our products that are utilized in LCD televisions and panels, set-top boxes, mobile handsets and netbooks;

•	During the second quarter of 2009, we saw improvements in capacity utilization primarily at our packaging facilities over the first quarter of 2009; and

•
During the first quarter of 2009, we repurchased $9.6 million aggregated principal amount of 2.25% Convertible Senior Notes due 2026 (“Notes”) for approximately $6.6 million and during the second quarter of 2009, we repurchased $15.0 million aggregated principal amount of Notes in exchange for Common Stock.

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
          During the first quarter of 2009, we strengthened our inventory position, completed the cost reduction initiatives described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and continued to focus on cash flows from operations. During the second quarter of 2009, as we continued to focus on cash flows, we saw continued improvements in demand and order rates, increased production ramps of previous design wins at new customers, the introduction of new product applications for existing customers and improved capacity utilization primarily at our packaging facilities. For the third quarter of 2009, we expect our business to benefit from the increasing demand in China, the addition of our new design wins and improved capacity utilization, while we continue to focus on cash flows. Our strategy is to continue to enhance our position as a leading global manufacturer and supplier of high-quality semiconductor products, and to continue to add other product lines, such as power management products, using our packaging technology capability.
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

          In implementing these strategies, the following factors have affected, and, we believe, will continue to affect, our results of operations:
•
Although we have seen increased demand for our products in the second quarter over the first quarter of 2009, the recent economic downturn has decreased the demand for our products as compared to 2008. For 2009, we do not expect to sustain our historical growth rates, although for the remainder of 2009, we anticipate continued improvement in the global environment with demand and order rates improving and improvements in capacity utilization. For the three months ended June 30, 2009, our original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for 54% of our net sales, while our global network of distributors accounted for 46% of our sales.

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

•
The decrease in revenue for the six months ended June 30, 2009 compared to the same period last year mainly reflects the impact of the overall weakening economy and the decrease in demand for our products, in particular on key targeted end-equipment in the consumer and computing markets, as well as our foundry and subcontracting business, which showed greater weakness than our core revenue drivers.

•
Our gross profit margin was 23.0% for the six months ended June 30, 2009, compared to 33.8% in the same period last year. Our gross margin percentage was lower than the same period last year due to lower capacity utilization of our manufacturing operations mainly due to the recent economic downturn and a decrease in demand for our products. Future gross profit margins will depend primarily on our product mix, cost savings, and the demand for our products. In addition, during the second quarter of 2008, we were at almost full capacity utilization at our packaging facilities, which decreased to approximately 50% during the first quarter of 2009 and we have seen improvement in our capacity utilization during the second quarter of 2009 to approximately 75% and anticipate continued improvements in capacity utilization at our packaging and wafer fab facilities in the third quarter of 2009.

•
For the six months ended June 30, 2009, our capital expenditures were approximately 5.2% of our revenue, which is a reduction from our historical 10% to 12% model and in line with our previously announced cost reduction initiatives.

•
Sales of new products (products that have been sold for three years or less) for the six months ended June 30, 2008 and 2009 amounted to 30.7% and 15.6% of total sales, respectively, including the contribution of recent Zetex acquisition. The sales of new products for 2009 were lower than those for 2008 due primarily to a portion of our analog product revenue from Anachip Corp. developed in 2006 or earlier was no longer included in the overall calculation of new products for 2009 as these products were developed more than three years ago. New products generally have gross profit margins that are higher than the margins of our standard products. We believe the sales from new products is an important measure given the short life cycles of some of our products. Our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix.

•
For the six months ended June 30, 2009, the percentage of our net sales derived from our Asian subsidiaries was 76.0%, compared to 73.4% in the same period last year. We expect our net sales to the Asian market to increase as a percentage of our total net sales as a result of our customers’ continuing to shift their manufacturing of electronic products from the U.S. to Asia.

•	As a result of the Zetex acquisition we have added significant revenue in Europe. As such, Europe accounted for approximately 9.4% of our revenues for the six months ended June 30, 2009.

•
As of June 30, 2009, we had invested approximately $203 million in our Asian manufacturing facilities. For the six months ended June 30, 2009, we invested approximately $5.4 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

•
We have increased our investment in research and development from $8.4 million, or 4.0% of net sales, for the six months ended June 30, 2008 to $10.7 million, or 5.9% of net sales, for the six months ended June 30, 2009 primarily as a result of the Zetex acquisition and the reduction in net sales due to the current economic downturn. For the remainder of 2009, we continue to realign our product development organization and consolidate our design teams.

Results of Operations for the Three Months Ended June 30, 2008 and 2009
          The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period. Certain amounts have been adjusted to reflect the change in accounting principle as described in Note B of the Notes to Consolidated Condensed Financial Statements.

			Percentage Dollar
	Percent of Net Sales		Increase
	Three months ended June 30		(Decrease)
	2008	2009	’08 to ’09
Net sales	100.0%	100.0%	(10.4)

Cost of goods sold	(65.9)	(73.7)	0.2

Gross profit	34.1	26.3	(30.9)

Operating expenses	(19.1)	(20.7)	(2.8)

Income from operations	15.0	5.6	(66.4)

Interest income	2.2	1.3	(47.3)

Interest expense and amorization of debt discount	(4.2)	(4.0)	(30.2)

Other expenses	(1.0)	(0.2)	(77.1)

Income before income taxes and noncontrolling interest	12.0	2.7	(80.0)

Income tax provision	1.5	4.9	192.6

Net income (loss)	10.5	(2.2)	(119.4)

Net income attributable to noncontrolling interest	(0.6)	(0.6)	(13.5)

Net income (loss) attributable to common stockholders	9.9	(2.8)	(125.6)

          The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2008	2009
Net Sales	$116,018	$103,898
          Net sales decreased approximately $12.1 million for the three months ended June 30, 2009, compared to the same period last year. The 10.4% decrease in net sales represents an approximately 12.9% decrease in units sold offset by a 2.8% increase in ASP. The ASP increase is primarily attributable to the higher ASP’s of the acquired Zetex product lines. The revenue decrease for the three months ended June 30, 2009 was attributable to sales decreases in all industry segments, primarily due to an overall weaker global economy, as well as our foundry and subcontracting business, which is showing greater weakness than our core revenue drivers, partially offset by additional sales from the Zetex acquisition as the three months of 2008 only includes one month of Zetex sales. Significant price pressure and an unfavorable commodity-based product mix also affected sales for the three months ended June 30, 2009.

	2008	2009
Cost of goods sold	$76,400	$76,528
Gross profit	$39,618	$27,370
Gross profit margin	34.1%	26.3%

          Cost of goods sold remained substantially the same for the three months ended June 30, 2009 compared to the same period last year. As a percent of sales, cost of goods sold increased to 73.7% for the three months ended June 30, 2009 compared to 65.9% in the same period last year and our average unit cost (“AUP”) increased 14.9%. The increase in cost of goods sold as a percentage of sales was negatively affected by the lower capacity utilization in our manufacturing operations mainly due to market conditions and planned reduction of our finished goods inventory.
          For the three months ended June 30, 2009, gross profit decreased by approximately $12.2 million, or 30.9%, compared to the same period last year. Gross margin decreased to 26.3% for the three months ended June 30, 2009, compared to 34.1% for the same period last year, primarily due to the depreciation expense of fixed assets in connection with the Zetex acquisition and lower capacity utilization in our manufacturing operations.

	2008	2009
Selling, general and administrative expenses (“SG&A”)	$17,052	$15,240
          SG&A for the three months ended June 30, 2009 decreased approximately $1.8 million, or 10.6%, compared to the same period last year, primarily due to the decreases in overall expenses in connection with our previously announced cost reduction initiatives and partially offset by additional SG&A expenses related to the Zetex operations. SG&A as a percentage of sales, remained the same at 14.7% for the three months ended June 30, 2009, compared to 14.7% in the same period last year.

	2008	2009
Research and development expenses (“R&D”)	$4,832	$5,385
          R&D for the three months ended June 30, 2009 was $5.4 million, an increase of approximately $0.6 million from the same period last year due primarily to additional R&D expense related to the Zetex operations mainly in the expense categories of wages and related benefits, depreciation, facility, equipment, operating, travel and other expenses. R&D, as a percentage of sales, increased to 5.2% for the three months ended June 30, 2009, compared 4.2% in the same period last year.

	2008	2009
Amortization of acquisition-related intangibles	$237	$1,118
          Amortization of acquisition-related intangibles increased for the three months ended June 30, 2009 to $1.1 million, compared to $0.2 million in the same period last year, due to the acquisition of Zetex.

	2008	2009
Interest income	$2,554	$1,345
          Interest income decreased for the three months ended June 30, 2009 to $1.3 million, compared to $2.6 million in the same period last year, due primarily to a decrease in interest income earned on our short-term investment securities. Interest income for the three months ended June 30, 2009 has been impacted by the continued turmoil in the credit markets, and in particular with the continued interruption in the auction rate securities (“ARS”) auction markets. In October 2008, we reached a settlement agreement with UBS AG, whereby we were given the option to “put” the ARS portfolio back to UBS AG at any time between June 30, 2010 and July 2, 2012 at par value. We continue to earn interest on our ARS portfolio and expect the weighted average interest to be earned during 2009 will be lower than earned in 2008.

	2008	2009
Interest expense	$2,207	$1,877
          Interest expense for the three months ended June 30, 2009 was approximately $1.9 million, compared to $2.2 million in the same period last year. The $0.3 million decrease in interest expense is due primarily to the reduced interest paid due to the repurchase and retirement of $71.1 million par value of Notes during the fourth quarter of 2008, first quarter of 2009 and second quarter of 2009. The decrease in interest expense was partially offset by the interest expense charged in connection with our “no net cost” loan with the offsetting interest earned being recorded in interest income.

	2008	2009
Amortization of debt discount	$2,691	$2,281

          Amortization of debt discount for the three months ended June 30, 2009 was $2.3 million, compared to $2.7 million in the same period last year. The amortization of debt discount was recorded in accordance with FSP ABP 14-1. The $0.4 million decreased in amortization of debt discount was due primarily to the repurchase and retirement of $71.1 million par value of Notes during the fourth quarter of 2008, first quarter of 2009 and second quarter of 2009.

	2008	2009
Other expense	$1,202	$275
          Other expense for the three months ended June 30, 2009 was $0.3 million, compared to other expense of $1.2 million in the same period last year. Included in other expense for the three months ended June 30, 2009 was a $2.0 million foreign currency transaction losses due primarily to the strengthening of the U.S. dollar versus the British Pound, negatively affecting foreign currency hedges entered into by Zetex prior to our acquisition, and unfavorable Taiwan and China currency exchange rate changes during the period, partially offset by a $1.5 million gain on forgiveness of debt from government subsidies in China.

	2008	2009
Income tax provision	$1,762	$5,156
          We recognized income tax expense of $5.2 million for the three months ended June 30, 2009, compared to $1.8 million in the same period last year. Income taxes for the interim period ending June 30, 2009 have been included in the accompanying financial statements on the basis of actual year-to-date effective income tax rate. Income taxes for the interim period ending June 30, 2008 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. The estimated effective tax rate (excluding discrete items) is 181.1% for the three months ended June 30, 2009, as compared to the annual effective tax rate for the same period last year of 16.6%. The estimated effective tax rate for the three months ended June 30, 2009 was impacted by the non-cash income tax expense of $4.9 million associated with repatriating earnings of foreign subsidiaries to the U.S. parent.

	2008	2009
Noncontrolling interest	$675	$584
          Noncontrolling interest represented the minority investors’ share of the earnings of our China and Taiwan subsidiaries for the three months ended June 30, 2009 and 2008. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements, and the activities of these subsidiaries are included therein. Our controlling interests in these subsidiaries have not changed since December 31, 2008.

Results of Operations for the Six Months Ended June 30, 2008 and 2009
          The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period. Certain amounts have been adjusted to reflect the change in accounting principle as described in Note B of the Notes to Consolidated Condensed Financial Statements.

			Percentage Dollar
	Percent of Net Sales		Increase
	Six months ended June 30		(Decrease)
	2008	2009	’08 to ’09
Net sales	100.0%	100.0%	(14.0)

Cost of goods sold	(66.2)	(77.0)	—

Gross profit	33.8	23.0	(41.5)

Operating expenses	(19.1)	(24.2)	8.8

Income (loss) from operations	14.7	(1.2)	(106.9)

Interest income	3.8	1.7	(61.2)

Interest expense and amorization of debt discount	(4.3)	(4.7)	(13.2)

Other income (expenses)	(0.8)	0.1	(99.2)

Income (loss) before income taxes and noncontrolling interest	13.4	(4.1)	(126.3)

Income tax provision	1.4	3.1	86.3

Net income (loss)	12.0	(7.2)	(151.2)

Net income attributable to noncontrolling interest	(0.6)	(0.3)	(46.2)

Net income (loss) attributable to common stockholders	11.4	(7.5)	(156.8)

          The following discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2008	2009
Net Sales	$211,598	$181,948
          Net sales decreased approximately $29.7 million for the six months ended June 30, 2009, compared to the same period last year. The 14% decrease in net sales represents an approximately 19.5% decrease in units sold offset by a 5.4% increase in ASP. The ASP increase is primarily attributable to the higher ASP’s of the acquired Zetex product lines. The revenue decrease for the six months ended June 30, 2009 was attributable to sales decreases in all industry segments, primarily due to an overall weaker global economy, as well as our foundry and subcontracting business, which is showing greater weakness than our core revenue drivers, partially offset by additional sales from the Zetex acquisition as the six months of 2008 only includes one month of Zetex sales. Significant price pressure and an unfavorable commodity-based product mix also affected sales for the six months ended June 30, 2009.

	2008	2009
Cost of goods sold	$140,064	$140,085
Gross profit	$71,534	$41,863
Gross profit margin	33.8%	23.0%

          Cost of goods sold remained substantially the same for the six months ended June 30, 2009 compared to the same period last year. As a percent of sales, cost of goods sold increased to 77.0% for the six months ended June 30, 2009 compared to 66.2% in the same period last year and our average unit cost (“AUP”) increased 24.3%. The increase in cost of goods sold as a percentage of sales was negatively affected by the lower capacity utilization in our manufacturing operations mainly due to market conditions and reduction of our finished goods inventory.
          For the six months ended June 30, 2009, gross profit decreased by approximately $29.7 million, or 41.5%, compared to the same period last year. Gross margin decreased to 23.0% for the six months ended June 30, 2009, compared to 33.8% for the same period last year, primarily due to lower capacity utilization in our manufacturing operations caused by the recent economic downturn.

	2008	2009
Selling, general and administrative expenses (“SG&A”)	$31,594	$31,296
          SG&A for the six months ended June 30, 2009 decreased approximately $0.3 million, or 0.9%, compared to the same period last year, primarily due to the decrease in overall expenses in connection with our previously announced cost reduction initiatives and partially offset by additional SG&A expenses related to the Zetex acquisition. SG&A as a percentage of sales, increased to 17.2% for the six months ended June 30, 2009, compared to 14.9% in the same period last year.

	2008	2009
Research and development expenses (“R&D”)	$8,406	$10,660
          R&D for the six months ended June 30, 2009 was $10.7 million, an increase of approximately $2.3 million from the same period last year due primarily to additional R&D expense related to the Zetex operations. The following expense categories increased, mainly due to additional Zetex R&D expense: (i) $1.2 million in wages and related benefits and (ii) $1.1 million in depreciation, facility, equipment and operating expenses. R&D as a percentage of sales, increased to 5.9% for the six months ended June 30, 2009, compared 4.0% in the same period last year.

	2008	2009
Amortization of acquisition-related intangibles	$471	$2,209
          Amortization of acquisition-related intangibles increased for the six months ended June 30, 2009 to $2.2 million, compared to $0.5 million in the same period last year, due to the acquisition of Zetex.

	2008	2009
Interest income	$8,002	$3,102
          Interest income decreased for the six months ended June 30, 2009 to $3.1 million, compared to $8.0 million in the same period last year, due primarily to a decrease in interest income earned on our short-term investment securities. Interest income for the six months ended June 30, 2009 has been impacted by the continued turmoil in the credit markets, and in particular with the continued interruption in the auction rate securities (“ARS”) auction markets. In October 2008, we reached a settlement agreement with UBS AG, whereby we were given the option to “put” the ARS portfolio back to UBS AG at any time between June 30, 2010 and July 2, 2012 at par value. We continue to earn interest on our ARS portfolio and expect the weighted average interest to be earned during 2009 will be lower than earned in 2008.

	2008	2009
Interest expense	$3,828	$3,925
     Interest expense for the six months ended June 30, 2009 was approximately $3.9 million, compared to $3.8 million in the same period last year. The $0.1 million increase in interest expense is due primarily to the interest expense charged in connection with our “no net cost” loan with the offsetting interest earned being recorded in interest income. The increase in interest expense was partially offset by the reduced interest paid due to the repurchase and retirement of $71.1 million par value of Notes during the fourth quarter of 2008, first quarter of 2009 and second quarter of 2009.

	2008	2009
Amortization of debt discount	$5,325	$4,490
          Amortization of debt discount for the six months ended June 30, 2009 was $4.5 million, compared to $5.3 million in the same period last year. The amortization of debt discount was recorded in accordance with FSP ABP 14-1. The $0.8 million decreased in amortization of debt discount was due primarily to the repurchase and retirement of $71.1 million par value of Notes during the fourth quarter of 2008, first quarter of 2009 and second quarter of 2009.

	2008	2009
Other expense	$1,496	$12
          Other expense for the six months ended June 30, 2009 was $0.0 million, compared to other expense of $1.5 million in the same period last year. Included in other expense for the six months ended June 30, 2009 was (i) $1.4 million gain from extinguishment of debt from the repurchase and retirement of Notes during the first and second quarter of 2009; (ii) $3.4 million foreign currency transaction losses due primarily to the strengthening of the U.S. dollar versus the British Pound, negatively affecting foreign currency hedges entered into by Zetex prior to our acquisition, and partially offset by foreign currency transaction gain due primarily to favorable Taiwan and China currency exchange rate changes during the period; and (iii) $1.5 million gain on forgiveness of debt from government subsidies in China.

	2008	2009
Income tax provision	$2,980	$5,553
          We recognized income tax expense of $5.6 million for the six months ended June 30, 2009, compared to $3.0 million in the same period last year. Income taxes for the interim period ending June 30, 2009 have been included in the accompanying financial statements on the basis of actual year-to-date effective income tax rate. Income taxes for the interim period ending June 30, 2008 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. The estimated effective tax rate (excluding discrete items) is (81.7)% for the six months ended June 30, 2009, as compared to the annual effective tax rate for the same period last year of 12.4%. The estimated effective tax rate for the six months ended June 30, 2009 was impacted by the non-cash income tax expense of $10.6 million associated with repatriating earnings of foreign subsidiaries to the U.S. parent.

	2008	2009
Noncontrolling interest	$1,279	$688
          Noncontrolling interest represented the minority investors’ share of the earnings of our China and Taiwan subsidiaries for the six months ended June 30, 2009 and 2008. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements, and the activities of these subsidiaries are included therein. Our controlling interests in these subsidiaries have not changed since December 31, 2008.

Financial Condition
Liquidity and Capital Resources
          Our primary sources of liquidity are cash and cash equivalents, funds from operations and borrowings under our credit facilities. We currently have foreign credit facilities with borrowing capacities of approximately $50 million and approximately $3.4 million borrowed. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2008 and June 30, 2009, our working capital was $212.6 million and $322.7 million, respectively. Our working capital increased in the first six months of 2009 mainly due to the reclassification of our investment securities and “no net cost” loan to current assets and current liabilities, respectively, as of June 30, 2009 in connection with our settlement with UBS AG and affiliates (“UBS AG”) as discussed below. We expect cash generated by our U.S. and international operations, together with existing cash, cash equivalents, and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months. Cash and cash equivalents, the conversion of other working-capital items and borrowings are expected to be sufficient to fund on-going operations.
          In February 2009, as part of our review to maximize efficiencies and reduce costs, we paid in full the outstanding balance on our U.S. revolving credit commitment and our term loan facility and terminated our Amended and Restated Credit Agreement and Covenant Agreement with Union Bank of California N.A. Should future business needs arise and the credit markets permit, we may seek to obtain additional credit facilities. Given that we terminated our U.S. revolving credit agreement, during the first quarter of 2009, we repatriated approximately $28.5 million of accumulated earnings from one of our Chinese subsidiaries. The Company intends to permanently reinvest overseas all of its remaining earnings from its foreign subsidiaries.
          During the first quarter of 2009, we repurchased $9.6 million principal amount of our Notes for approximately $6.6 million in cash and during the second quarter of 2009, we repurchased $15.0 million principal amount of our Notes in exchange for approximately $13.2 million in common stock.
          As of June 30, 2009, we had $319.8 million invested in ARS, which are classified as short-term, trading securities. While we continue to earn and receive interest on these investments at the contractual rate, the estimated fair values of these ARS no longer approximate par value. On October 29, 2008, we reached a settlement with UBS AG, in regard to our ARS portfolio, which gives us the option to “put” the $319.8 million ARS portfolio back to UBS AG at any time from June 30, 2010 through July 2, 2012 at par value in exchange for cash. See Notes F and G of the Notes to Consolidated Condensed Financial Statements for information regarding the fair values and the realized gains and losses of our ARS portfolio and put option as of June 30, 2009.
          As part of our settlement with UBS AG, we have a “no net cost” loan with one of its affiliates, which allows us to draw up to 75% of the market value of our ARS portfolio, as determined by UBS BANK USA, and is subject to collateral requirements. The interest rate we pay on the “no net cost” loan will not exceed the interest rate earned on the pledged ARS portfolio. As of June 30, 2009, the balance of our “no net cost” loan was approximately $212 million and classified as short-term debt. Since we have drawn up to the 75% limit and the market value of the ARS has decreased, we cannot draw additional funds from the “no net cost” loan until 75% of the market value of the ARS exceeds $212 million, at which time we can draw additional funds.
          Capital expenditures for the six months ended June 30, 2008 and 2009 were $25.1 million and $9.4 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China. Capital expenditures in the first six months of 2009 were 5.2% of our revenue, which is a reduction from our historical 10% to 12% model and in line with our previously announced cost reduction initiatives.
Discussion of Cash Flow
          Cash and cash equivalents increased from $103.5 million at December 31, 2008, to $109.5 million at June 30, 2009 primarily from cash provided by operating activities, offset by cash used in investing and financing activities.
          Operating Activities
          Net cash provided by operating activities for the six months ended June 30, 2009 was $24.6 million, resulting primarily from a $22.6 million reduction in inventory as well as $27.8 million in depreciation and amortization, offset partially by a $10.0 million reduction in accounts receivable and a $11.4 million reduction in accounts payable and accrued liabilities.. Net cash provided by operating activities was $23.2 million for the same period last year. Net cash provided by operating activities increased $1.4 million for the six months ended June 30, 2009, compared to the same period last year. This increase resulted primarily from an approximately $36.4 million decrease in net operating assets and liabilities and a $3.4 million increase in non-cash expense, offset by an approximately $38.4 million decrease in net income. We continue to closely monitor our credit terms with our customers, while at times providing extended terms, primarily required by our customers in Asia and Europe.

          Investing Activities
          Net cash used in investing activities was $7.8 million for the six months ended June 30, 2009 compared to $175.3 million for the same period last year. The $167.5 million decrease in net cash used by investing activities was due primarily to the $152.9 million decrease in acquisitions, net of cash acquired, for the acquisition of Zetex in the second quarter of 2008 and reduction of purchases of property, plant and equipment.
          Financing Activities
          Net cash provided by (used in) financing activities totaled $(13.5) million for the six months ended June 30, 2009 compared to $181.4 million in the same period last year. This increase in used funds is primarily the result of an approximately $11.9 million repayment on line of credit and long-term debt mainly due to the termination of our credit facility with Union Bank and repurchase of our Notes during the first quarter of 2009 for cash and $165.0 million of borrowings in connection with the acquisition of Zetex in the second quarter of 2008.
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
Contractual Obligations
          There have been no material changes in any of our contractual obligations since December 31, 2008, except for the repurchase of $9.6 million principal amount of our Notes for approximately $6.6 million in cash during the first quarter of 2009 and the repurchase of $15.0 million principal amount of our Notes in exchange for approximately $13.2 million in common stock during the second quarter of 2009.
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
          For more detailed discussion of these factors, see the “Risk Factors” discussion in Item 1A of the Company’s most recent Annual Report on Form 10-K as filed with the SEC and in Part II, Item 1A of this report. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and the Company undertakes no obligation to update the forward-looking statements to reflect subsequent events or circumstances.
Risk Factors
Risks Related To Our Business

➢	Global economic weakness and the current financial market uncertainty has had, and is expected to continue to have, through at least 2009, a material adverse effect on our business.

➢	In the current difficult market conditions, our fixed costs combined with lower revenues have negatively impacted our results.

➢	Downturns in the highly cyclical semiconductor industry or changes in end-market demand could affect our operating results and financial condition.

➢	The semiconductor business is highly competitive, and increased competition may harm our business and our operating results.

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
Disclosure Controls and Procedures
          Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of the Company’s management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:
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
          We may from time to time seek to repurchase our outstanding Notes in the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
          The following table provides information regarding the repurchases of our Notes during the second quarter of 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Principal	(b) Average Price Paid
	Amount of Notes	per $1.00 Principal
Period	Purchased	Amount
June 1, 2009 to June 30, 2009	$15,000,000	$0.87
Total	$15,000,000	$0.87
          On June 9, 2009, the Company issued 852,272 shares of Common Stock in exchange for the foregoing $15 Million principal amount of Notes. See “Item 1.01. Entry into a Material Definitive Agreement;” “Item 3.02. Unregistered Sales of Equity Securities;” and “Item 9.01. Financial Statements and Exhibits,” on Form 8-K filed June 15, 2009 for additional information regarding the foregoing repurchases of Notes.

Item 3.	Defaults Upon Senior Securities
          There are no matters to be reported under this heading.

Item 4.	Submission of Matters to a Vote of Security Holders
          See Item 8.01, Other Events, on Form 8-K filed June 2, 2009 for information regarding the matters to be reported under this heading.

Item 5.	Other Information
          There are no matters to be reported under this heading.

Item 6.	Exhibits

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith

3.1	Certificate of Incorporation, as amended	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

4.2	Form of 2.25% Convertible Senior Notes due 2026	S-3	October 4, 2006	4.1

4.3	Form of Indenture for the 2.25% Convertible Senior Notes due 2026	S-3	October 4, 2006	4.3

10.1	Exchange Agreement dated June 9, 2009, between Diodes Incorporated and Acqua Wellington Opportunity, Ltd.	8-K	June 15, 2009	10.1

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
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

DIODES INCORPORATED (Registrant)

By: /s/ Richard D. White

RICHARD D. WHITE	August 7, 2009
Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)