Form 10-Q
period 2009-09-30
DIODES INC /DEL/
filed 2009-11-06
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of November 2, 2009 was 43,627,061.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands)
ASSETS

	December 31,	September 30,
	2008	2009
	(As Adjusted)
CURRENT ASSETS
Cash and cash equivalents	$103,496	$126,072
Short-term investment securities	—	311,900
Accounts receivable, net	74,574	101,695
Inventories	99,118	82,880
Deferred income taxes, current	3,994	8,542
Prepaid expenses and other	15,578	11,783

Total current assets	296,760	642,872

LONG-TERM INVESTMENT SECURITIES	320,625	—

PROPERTY, PLANT AND EQUIPMENT, net	174,667	163,521

OTHER ASSETS
Goodwill	56,791	67,616
Intangible assets, net	35,928	35,751
Other	5,907	4,854

Total assets	$890,678	$914,614

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (cont’)
LIABILITIES AND EQUITY
(Unaudited)
(In thousands, except share data)

	December 31,	September 30,
	2008	2009
	(As Adjusted)
CURRENT LIABILITIES
Lines of credit and short-term debt	$6,098	$207,149
Accounts payable	47,561	57,339
Accrued liabilities	31,195	32,241
Income tax payable	358	3,484
Current portion of long-term debt	1,339	372
Current portion of capital lease obligations	377	313

Total current liabilities	86,928	300,898

LONG-TERM DEBT, net of current portion
Convertible senior notes	155,451	123,098
Long-term borrowings	217,146	3,540

CAPITAL LEASE OBLIGATIONS, net of current portion	1,854	1,726
DEFERRED INCOME TAXES, non-current	7,986	18,189
OTHER LONG-TERM LIABILITIES	22,935	36,820

Total liabilities	492,300	484,271

COMMITMENTS AND CONTINGENCIES	—	—

EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock — par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — par value $0.66 2/3 per share; 70,000,000 shares authorized; 41,378,816 and 43,508,314 issued and outstanding at December 31, 2008 and September 30, 2009, respectively	27,586	29,006
Additional paid-in capital	167,964	205,549
Retained earnings	241,814	235,114
Accumulated other comprehensive loss	(48,439)	(48,788)

Total Diodes Incorporated stockholders’ equity	388,925	420,881
Noncontrolling interest	9,453	9,462

Total equity	398,378	430,343

Total liabilities and equity	$890,678	$914,614

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(As Adjusted)		(As Adjusted)
NET SALES	$134,047	$122,122	$345,645	$304,070

COST OF GOODS SOLD	95,929	84,547	235,993	224,632

Gross profit	38,118	37,575	109,652	79,438

OPERATING EXPENSES
Selling, general and administrative	20,841	19,079	52,435	50,375
Research and development	7,212	6,284	15,618	16,944
Amortization of acquisition related intangible assets	1,804	1,271	2,275	3,480
Purchased in-process research and development	7,865	—	7,865	—
Restructuring	—	(291)	—	(440)

Total operating expenses	37,722	26,343	78,193	70,359

Income from operations	396	11,232	31,459	9,079

OTHER INCOME (EXPENSES)
Interest income	1,824	805	9,826	3,907
Interest expense	(3,213)	(1,784)	(7,041)	(5,709)
Amortization of debt discount	(2,748)	(1,981)	(8,073)	(6,471)
Other	(897)	(1,062)	(2,393)	(1,074)

Total other expenses	(5,034)	(4,022)	(7,681)	(9,347)

Income (loss) before income taxes and noncontrolling interest	(4,638)	7,210	23,778	(268)

INCOME TAX PROVISION (BENEFIT)	(722)	(629)	2,258	4,924

NET INCOME (LOSS)	(3,916)	7,839	21,520	(5,192)

Less: NET INCOME attributable to noncontrolling interest	(659)	(819)	(1,938)	(1,507)

NET INCOME (LOSS) attributable to common stockholders	$(4,575)	$7,020	$19,582	$(6,699)

EARNINGS (LOSS) PER SHARE attributable to common stockholders
Basic	$(0.11)	$0.17	$0.48	$(0.16)

Diluted	$(0.11)	$0.16	$0.46	$(0.16)

Number of shares used in computation
Basic	40,889	42,533	40,585	41,761

Diluted	40,889	44,013	42,746	41,761

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2009
	(As Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$21,520	$(5,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	27,298	31,599
Amortization of intangibles	2,370	3,480
Amortization of convertible bond issuance costs	700	505
Purchased in-process research and development	7,865	—
Amortization of discount on convertible bond	8,073	6,471
Share-based compensation	7,697	7,551
Loss (gain) on disposal of property, plant and equipment	(41)	67
Gain on extinguishment of debt	—	(1,193)
Investment gain recognized under equity method	—	22
Changes in operating assets:
Accounts receivable	(8,301)	(25,655)
Inventories	(12,184)	19,455
Prepaid expenses and other current assets	(383)	3,082
Deferred income taxes	(2,000)	(1,338)
Changes in operating liabilities:
Accounts payable	(9,294)	7,724
Accrued liabilities	(4,189)	(2,913)
Other liabilities	(1,147)	(3,524)
Deferred tax liabilities	(3,149)	1,439
Income taxes payable	1,799	2,416

Net cash provided by operating activities	$36,634	$43,996

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	$(153,158)	$(30)
Purchases of securities	(4,435)	—
Proceeds from sale of securities	7,282	8,725
Purchases of property, plant and equipment	(41,196)	(12,948)
Proceeds from sale of property, plant and equipment	56	120
Decrease of other assets	—	476

Net cash used in investing activities	$(191,451)	$(3,657)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	$44,596	$15,680
Repayments on line of credit	(26,262)	(27,305)
Net proceeds from issuance of common stock	2,802	793
Proceeds from long-term debt	165,000	—
Dividend distribution to noncontrolling interest	—	(1,500)
Repayments of long-term debt	(1,135)	(8,503)
Repayments of capital lease obligations	(265)	(287)

Net cash provided by (used in) financing activities	$184,736	$(21,122)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,419)	3,359

INCREASE IN CASH AND CASH EQUIVALENTS	26,500	22,576
CASH AND CASH EQUIVALENTS, beginning of period	56,179	103,496

CASH AND CASH EQUIVALENTS, end of period	$82,679	$126,072

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$2,459	$(2,875)
Fair value of common stock issued for repayment of long-term debt	$—	$(31,437)

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
Basis of Presentation
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated condensed financial data at December 31, 2008 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and subsequently adjusted for a change in accounting principle on January 1, 2009. See Note B for additional information regarding the change in accounting principle. Subsequent events were evaluated through November 6, 2009, the date these consolidated condensed financial statements were issued.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. As permitted under U.S. GAAP, interim accounting for certain expenses are based on full year forecasts. Such amounts are expensed in full in the year incurred.
     Certain prior year’s balances have been reclassified to conform to the current financial statement presentation.
Recently Issued Accounting Pronouncements
     In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132R-1 (FASB Accounting Standards Codification (“ASC”) 715-20-65), Employers’ Disclosures about Postretirement Benefit Plan Assets. This pronouncement provides additional guidance regarding disclosures about plan assets of defined benefit pensions or other postretirement plans. FSP FAS 132R-1 is effective for financial statements issued for fiscal years beginning after December 15, 2009. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
     In April 2009, the FASB issued FSP FAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. This pronouncement amends SFAS No. 141 (revised 2007), Business Combinations, to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, in accordance with SFAS No. 157 (FASB ASC 820-10-35), Fair Value Measurements, if the fair value can be determined during the measurement period. FSP FAS 141(R)-1 is effective for business combinations occurring after December 31, 2008. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
     In June 2009, the FASB issued SFAS No. 166 (not yet reflected in FASB ASC), Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. This pronouncement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
     On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.
NOTE B — Change in Accounting Principle
     On January 1, 2009 the Company changed how it accounted for its 2.25% Convertible Senior Notes due 2026 (“Notes”) in accordance with FASB ASC 470-20 (prior authoritative literature FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)). As a result, the Company adjusted its December 31, 2008 consolidated condensed balance sheet, consolidated condensed statement of operations for the three and nine months ended September 30, 2008 and consolidated condensed statement of cash flows for the nine months ended September 30, 2008 to reflect the retrospective application required by the change in accounting principle. FASB ASC 470-20 specifies that issuers of instruments, such as convertible debt instruments, should separately account for liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. All adjustments were made retrospectively as of the date of issuance of the Company’s Notes and therefore, the financial statements are presented as if the Notes have always been accounted for in this manner. The material retrospective adjustments to the Company’s December 31, 2008 consolidated condensed balance sheet were to adjust: long-term debt from $183.5 million to $155.5 million; additional paid-in capital of approximately $34.3 million to reflect the initial recognition of the equity component, deferred taxes and debt issuance costs; deferred taxes associated with the convertible debt instrument; and retained earnings to reflect the additional non-cash, pre-tax interest expense retrospectively recorded for 2006, 2007 and 2008 by approximately $1.7 million, $10.0 million and $10.7 million, respectively, and to reflect the $15.7 million pre-tax reduction to the gain on extinguishment of debt for the repurchase of $46.5 million par value Notes in December 2008. The material retrospective adjustments to the Company’s consolidated condensed statement of operations for the three and nine months ended September 30, 2008 were to recognize the additional non-cash interest expense of approximately $2.7 million and $8.1 million, respectively, and the related tax effects to the tax provision. The retrospective adjustments to the Company’s consolidated condensed statement of cash flows for the nine months ended September 30, 2008 were to adjust separate line items within cash flows from operating activities, which did not affect the original net reported amounts for operating activities, investing activities or financing activities. See Note N for additional information.
     In addition, on January 1, 2009, the Company changed how it classifies its noncontrolling interests (“NCIs”) on its consolidated financial statements in accordance with FASB ASC 810-10-65 (prior authoritative literature SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51). As a result, the Company adjusted its December 31, 2008 consolidated condensed balance sheet to reflect the retrospective application required with the change in accounting principle. FASB ASC 810-10-65 indicates, among other things, that: NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; increases and decreases in the parent’s ownership interest, that leaves control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and losses of a partially owned consolidated subsidiary be allocated to the NCIs even when such allocation might result in a deficit balance. FASB ASC 810-10-65 also requires changes to certain presentation and disclosure requirements. The provisions are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. Therefore, NCIs of $9.5 million as of December 31, 2008 were reclassified to equity, a change from its previous classification between liabilities and stockholders’ equity.

     The adjustments made to the December 31, 2008 consolidated condensed balance sheet are as follows (in thousands):

	December 31, 2008
		ASC 470-20	ASC 810-10-65	Reclass
	As Reported	Adjustments	Adjustment	Adjustment	Adjusted

ASSETS
Deferred income taxes, non-current	$2,745	$281	$—	$(3,026)	$—
Other assets	6,627	(720)	—	—	5,907

LIABILITIES AND EQUITY
2.25% Convertible Senior Notes due 2026	183,500	(28,049)	—	—	155,451
Deferred income taxes, non-current	—	13,779	—	(5,793)	7,986
Noncontrolling interest (previously referred to as minority interests)	9,453	—	(9,453)	—	—
Additional paid-in capital	133,701	34,263	—	—	167,964
Retained earnings	259,479	(17,665)	—	—	241,814
Noncontrolling interest	—	—	9,453	—	9,453
     The adjustments made to the three and nine months ended September 30, 2008 consolidated condensed statement of operations are as follows (in thousands, except per share data):

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	As	ASC 470-20		As	ASC 470-20
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Interest expense	$(3,291)	$78	$(3,213)	$(7,274)	$233	$(7,041)
Amortization of debt discount	—	(2,748)	(2,748)	—	(8,073)	(8,073)
Income tax provision (benefit)	(319)	(403)	(722)	(5,315)	7,573	2,258
Net income (loss) attributable to common stockholders	(2,946)	(1,629)	(4,575)	24,364	(4,782)	19,582
Earnings (loss) per share attributable to common stockholders
Basic	$(0.07)	$(0.04)	$(0.11)	$0.60	$(0.12)	$0.48

Diluted	$(0.07)	$(0.04)	$(0.11)	$0.57	$(0.11)	$0.46

Number of shares used in computation
Basic	40,889		40,889	40,585		40,585

Diluted	40,889		40,889	42,746		42,746

NOTE C — Functional Currencies, Foreign Currency Translation and Comprehensive Income (Loss)
     Functional Currencies and Foreign Currency Translation — The functional currency for most of our international operations is the U.S. dollar, while some subsidiaries use their local currency as their functional currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded as other income (expense) in the consolidated condensed statements of operations. The Company had foreign exchange transaction losses of approximately $1.0 million and $1.4 million for the three months ended September 30, 2008 and 2009, respectively, and approximately $2.7 million and $4.8 million for the nine months ended September 30, 2008 and 2009, respectively.
     Comprehensive Income (Loss) — U.S. GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss. As of September 30, 2009, the components of other comprehensive income or loss include foreign currency translation adjustments, unrealized gain or loss on defined benefit plan and foreign currency gain (loss) on forward contracts. Accumulated other comprehensive loss was $48.8 million at September 30, 2009.

     Total comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2009 is as follows (in thousands):
Total Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Net income (loss)	$(3,916)	$7,839	$21,520	$(5,192)

Translation adjustment	(18,110)	(1,391)	(13,429)	12,109

Unrealized loss on securities	(6,213)	—	(22,737)	—

Unrealized income (loss) on defined benefit plan, net of tax	10,970	10,246	2,430	(16,041)

Foreign currency adjustments on forward contracts, net of tax	(2,042)	441	(1,617)	3,672

Comprehensive income (loss)	(19,311)	17,135	(13,833)	(5,452)

Comprehensive income attributable to noncontrolling interest	659	819	1,938	1,507

Total comprehensive income (loss) attributable to common stockholders	$(19,970)	$16,316	$(15,771)	$(6,959)

NOTE D — Hedging
     As of September 30, 2009, the Company had forward contracts, primarily relating to its United Kingdom (“U.K.”) operations, of approximately $1.7 million that mature monthly over the next three months. For the nine months ended September 30, 2009, the Company had deferred net unrealized gains on outstanding forward exchange contracts recorded within other comprehensive loss (“OCI”) of $0.8 million (net of tax). For the nine months ended September 30, 2009, the Company had no material ineffective hedges because forward foreign currency contract amounts were less than the specifically identified anticipated transactions.
     The following details the location and amount of derivative instrument fair values in the consolidated condensed balance sheets as of September 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance sheet		Balance sheet
	location	Fair value	location	Fair value
Derivatives designated as hedging instruments under FASB ASC 815-10:

Foreign exchange contracts	Other assets	$—	Other liabilities	$285

     The following details the location and amount of gains and losses on derivative instruments in the consolidated condensed statement of operations for the nine months ended September 30, 2009 (in thousands):

				Location of Gain	Amount of Gain
				(Loss) Recognized	(Loss) Recognized
				in Income on	in Income on
				Derivative	Derivative
	Amount of Gain	Location of Gain	Amount of Gain	(Ineffective	(Ineffective
Derivatives in FASB	(Loss) Recognized	(Loss) Reclassified	(Loss) Reclassified	Portion and Amount	Portion and Amount
ASC 815-10 Cash	in OCI on	from Accumulated	from Accumulated	Excluded from	Excluded from
Flow Hedging	Derivative	OCI into Income	OCI into Income	Effectiveness	Effectiveness
Relationships	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign exchange contracts	$582	Other income (expense)	$(3,523)	Other income (expense)	$—
NOTE E — Earnings (Loss) Per Share
     Basic net earnings (loss) per share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted net earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.
     The shares used in the computation of basic and diluted earnings (loss) per common share are as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
BASIC
Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	40,889	42,533	40,585	41,761
Net income (loss) attributable to common stockholders	$(4,575)	$7,020	$19,582	$(6,699)

Earnings (loss) per share attributable to common stockholders	$(0.11)	$0.17	$0.48	$(0.16)

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	40,889	42,533	40,585	41,761
Add: Assumed exercise of stock options and stock awards	—	1,480	2,161	—

	40,889	44,013	42,746	41,761

Net income (loss) attributable to common stockholders	$(4,575)	$7,020	$19,582	$(6,699)

Earnings (loss) per share attributable to common stockholders	$(0.11)	$0.16	$0.46	$(0.16)

     There are no shares in the earnings per share calculation related to the Notes outstanding as our average stock price did not exceed the conversion price of $39.00 and, therefore, there is no conversion spread. For the three months ended September 30, 2008 and the nine months ended September 30, 2009, the Company has excluded the assumed exercise of stock options and stock awards from the calculation of diluted loss per share as these securities are anti-dilutive.

NOTE F — Fair Value Measurements
     Financial assets and liabilities carried at fair value as of September 30, 2009 are classified in the following table (in thousands):

Description	Level 1	Level 2	Level 3	Total
Short-term - trading securities	$—	$—	$286,511	$286,511
Short-term - put option	—	—	25,389	25,389

Total	$—	$—	$311,900	$311,900

     There has been no change in the balances for assets and liabilities measured at fair value on a recurring basis, using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009.
     Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2009.
NOTE G — Short-Term Investments
     As of September 30, 2009, the Company had $311.9 million invested in auction rate securities (“ARS”), classified as trading securities. In connection with the settlement with UBS AG, the Company was given the option to “put” the ARS portfolio back to UBS AG at any time between June 30, 2010 and July 2, 2012 at par value. Upon settlement, the Company elected the fair value option for the “put” option and recorded an asset and a gain for the fair value of the “put” option. The Company classified the “put” option as a short-term investment as it is a free standing instrument tied to the ARS portfolio, which are also classified as short-term investments.
     Short-term investments are as follows (in thousands):

		Cumulative Realized	Cumulative Realized
As of September 30, 2009	Cost Basis	Gains	Losses	Fair Value
Short-term investments
Short-term - trading securities	$311,900	$—	$(25,389)	$286,511
Short-term - put option	—	25,389	—	25,389

Total short-term investments	$311,900	$25,389	$(25,389)	$311,900

     The Company’s ARS are primarily backed by student loan association bonds. None of the Company’s investments are collateralized mortgage obligations or are any other type of mortgage-backed or real estate-backed securities. The Company continues to earn interest on its ARS at a weighted average rate of 0.7% as of September 30, 2009, which it is currently collecting. The weighted average maximum contractual default rate is 17.3%.
     As of September 30, 2009, approximately 94.2% or $293.9 million of the $311.9 million par value ARS are collateralized by higher education funded student loans that are supported by the federal government as part of the Federal Family Education Loan Program (“FFELP”) as shown in the table below. The following table shows a natural grouping of the FFELP guaranteed securities, as well as the percentage of the ARS portfolio guaranteed by FFELP (in thousands).

% of FFELP guaranty	Par Value	% of Total
Greater than 99.0%	$192,950	61.9%
Between 81.2% and 82.1%	85,000	27.2%
50.50%	12,150	3.9%
10.00%	3,800	1.2%
Non-FFELP guaranteed	18,000	5.8%

Total	$311,900	100.0%
     As of September 30, 2009, the Company’s portfolio of ARS was valued using a valuation model that relies exclusively on Level 3 inputs. The discount on the total ARS portfolio was 8.1% of par value, or a $25.4 million loss.

NOTE H — Inventories
     Inventories stated at the lower of cost or market value are as follows (in thousands):

	December 31,	September 30,
	2008	2009
Raw materials	$28,690	$29,411
Work-in-progress	23,436	22,119
Finished goods	46,992	31,350

Total	$99,118	$82,880

NOTE I — Goodwill and Other Intangible Assets
     Changes in goodwill are as follows (in thousands):

Balance at December 31, 2008	$56,791
Acquisitions and purchase price adjustments	9,587
Currency exchange and other	1,238

Balance at September 30, 2009	$67,616

     Intangible assets are as follows (in thousands):

Balance at September 30, 2009:
Intangible assets subject to amortization:
Gross carrying amount	$48,616
Accumulated amortization	(8,796)
Currency exchange and other	(6,628)

Net value	33,192

Intangible assets with indefinite lives:
Gross carrying amount	3,162
Currency exchange and other	(603)

Total	2,559

Total intangible assets, net	$35,751

     Amortization expense related to intangible assets subject to amortization was $1.9 million and $1.3 million for the three months ended September 30, 2008 and 2009, respectively, and $2.7 million and $3.5 million for the nine months ended September 30, 2008 and 2009, respectively.
NOTE J — Income Tax Provision
     Income tax expense (benefit) of $(0.6) million and $4.9 million was recorded for the three and nine months ended September 30, 2009, respectively. This resulted in an effective tax rate of (1837.7%) for the nine months ended September 30, 2009, as compared to 9.5% in the same period of last year and compared to (7.6)% for the full year of 2008. The Company’s effective tax rate for the nine months ended September 30, 2009 was impacted by the non-cash income tax expense associated with repatriating earnings of foreign subsidiaries to the U.S. parent. In addition, amounts for the three and nine months ended September 30, 2008 and full year 2008 have been retrospectively adjusted for the change in accounting principle as described in Note B.
     Generally, income taxes are recorded based upon estimated annual effective income tax rates. Other methods may be used in situations where small changes in the company’s estimated annual income could produce large changes in the estimated effective income tax rates used for interim financial reporting. Under these circumstances, the Company has elected to use its actual year-to-date effective income tax rate for the nine months ended September 30, 2009.
     For the nine months ended September 30, 2009, the Company reported domestic and foreign pre-tax income (loss) of approximately $(35.7) million and $35.4 million, respectively. For the nine month ended September 30, 2008, the Company reported domestic and foreign pre-tax income (loss) of approximately $(25.3) million and $48.5 million, respectively.

     The impact of tax holidays decreased the Company’s tax expense by approximately $5.7 million and $5.2 million for the nine months ended September 30, 2008 and 2009, respectively. The benefit of the tax holidays on basic and diluted earnings per share for the nine months ended September 30, 2008 was $0.14 and $0.13, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the nine months ended September 30, 2009 was $0.12.
     Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. In the first quarter of 2009, the Company repatriated approximately $28.5 million of accumulated earnings from one of its Chinese subsidiaries, resulting in additional non-cash federal and state income tax expense of approximately $10.6 million. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries.
     In addition, the Company determined that it was more likely than not that a portion of its federal foreign tax credit carryforwards would expire before they could be utilized. Accordingly, the Company has recorded valuation allowances of $5.6 million and $9.0 million as of December 31, 2008 and September 30, 2009.
     The Company files income tax returns in the U.S. jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. income tax examinations by tax authorities for tax years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s FASB ASC 740-10 (prior authoritative literature FIN No. 48, Accounting for Uncertainty in Income Taxes) reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of September 30, 2009, the gross amount of unrecognized tax benefits was approximately $4.5 million.
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
NOTE K — Share-Based Compensation
     The following table shows the total compensation cost charged against income for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Cost of sales	$99	$99	$353	$279
Selling and administrative expense	2,198	2,409	6,611	6,391
Research and development expense	267	359	733	881

Total share-based compensation expense	$2,564	$2,867	$7,697	$7,551

     Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date and expense was estimated on the date of grant using the Black-Scholes option pricing model.
     The total intrinsic value (actual gain) of stock options exercised during the nine months ended September 30, 2009 was approximately $1.2 million. The total net cash proceeds received from stock option exercises during the nine months ended September 30, 2009 was $0.8 million. Stock option expense for the three months ended September 30, 2008 and 2009 was $0.8 million and $1.0 million, respectively. Stock option expense for the nine months ended September 30, 2008 and 2009 was $3.3 million and $2.6 million, respectively.

     A summary of the stock option plans is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
Stock Options	(000)	Price	Term (yrs)	($000)
Outstanding at January 1, 2009	3,895	$11.61	5.3	$2,327
Granted	489	15.14
Exercised	(118)	7.16		1,167
Forfeited or expired	(80)	15.61
Outstanding at September 30, 2009	4,186	$12.07	5.2	$30,444

Exercisable at September 30, 2009	3,366	$10.16	4.3	$29,092

     The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.
     As of September 30, 2009, total unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, was approximately $9.0 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.9 years.
     Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.
     The total fair value of restricted stock awards vested during the nine months ended September 30, 2009 was approximately $7.4 million. Share grant expense for the three months ended September 30, 2008 and 2009 was $1.7 million and $1.8 million, respectively. Share grant expense for the nine months ended September 30, 2008 and 2009 was $4.4 million and $5.0 million, respectively.
     A summary of the status of the Company’s non-vested share grants is as follows:

		Weighted-	Aggregate
		Average	Intrinsic
	Shares	Grant-Date	Value
Share Grants	(000)	Fair Value	($000)
Nonvested at January 1, 2009	846	$21.41	$5,125
Granted	352	15.80
Vested	(430)	17.31	7,446
Forfeited	(56)	23.31

Nonvested at September 30, 2009	712	$20.96	$14,910

     As of September 30, 2009, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $14.4 million, before income taxes and is expected to be recognized over a weighted average period of approximately 2.8 years.
     On September 22, 2009, the Company entered into an employment agreement (the “Agreement”) with Dr. Keh-Shew Lu, President and Chief Executive Officer of the Company (the “Employee”), pursuant to which he will continue to be employed by the Company in such positions for an additional six-year term. As part of the Agreement, the Company and the Employee entered into a Stock Award Agreement that provides that: (i) the Company will grant to the Employee 100,000 shares of Common Stock on each of April 14, 2010, 2011, 2012, 2013, 2014 and 2015; (ii) each such installment would vest only if the Company achieved a specified amount of net sales; (iii) upon the termination of the Employee’s employment, the Company’s obligation to grant any subsequent installment would terminate; and (iv) any granted shares would be automatically forfeited and returned to the Company if the Employee’s employment with the Company is terminated before the Company achieves the specified amount of net sales, except in the case of death or Disability (as defined) in which case the granted shares would become fully vested on the date of death or Disability. The estimated fair value of this grant is approximately $12 million and will be expensed on a straight line basis throughout April 14, 2015.
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
     The Company’s primary operations include the domestic operations in Asia, North America and Europe.
     Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended		North		Consolidated
September 30, 2008	Asia	America	Europe	Segments
Total sales	$102,129	$31,868	$13,629	$147,626
Inter-company sales	(6,280)	(6,260)	(1,039)	(13,579)

Net sales	$95,849	$25,608	$12,590	$134,047

Property, plant and equipment	$109,587	$27,955	$45,661	$183,203
Assets	$337,186	$387,294	$183,983	$908,463

Three Months Ended		North		Consolidated
September 30, 2009	Asia	America	Europe	Segments
Total sales	$103,394	$21,267	$31,925	$156,586
Inter-company sales	(8,293)	(6,662)	(19,509)	(34,464)

Net sales	$95,101	$14,605	$12,416	$122,122

Property, plant and equipment	$95,672	$30,591	$37,258	$163,521
Assets	$350,442	$269,070	$295,102	$914,614

Nine Months Ended				Consolidated
September 30, 2008	Asia	North America	Europe	Segments
Total sales	$277,684	$92,252	$18,907	$388,843
Inter-company sales	(20,050)	(22,109)	(1,039)	(43,198)

Net sales	$257,634	$70,143	$17,868	$345,645

Property, plant and equipment	$109,587	$27,955	$45,661	$183,203
Assets	$337,186	$387,294	$183,983	$908,463

Nine Months Ended				Consolidated
September 30, 2009	Asia	North America	Europe	Segments
Total sales	$247,127	$58,049	$80,456	$385,632
Inter-company sales	(17,983)	(16,782)	(46,797)	(81,562)

Net sales	$229,144	$41,267	$33,659	$304,070

Property, plant and equipment	$95,672	$30,591	$37,258	$163,521
Assets	$350,442	$269,070	$295,102	$914,614

Geographic Information
     Revenues were derived from (billed to) customers located in the following countries. “All Others” represents countries with less than 10% of the total revenues each (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended September 30,		Net Sales
	2008	2009	2008	2009
China	$41,565	$37,562	31.0%	30.8%
Taiwan	34,013	34,518	25.4%	28.3%
United States	26,000	19,025	19.4%	15.6%
Korea	6,143	7,518	4.6%	6.2%
Germany	7,141	4,606	5.3%	3.8%
England	5,924	5,335	4.4%	4.4%
Singapore	4,723	4,605	3.5%	3.8%
All Others	8,538	8,953	6.4%	7.3%

Total	$134,047	$122,122	100.0%	100.0%

	Net Sales
	for the Nine Months		Percentage of
	Ended September 30,		Net Sales
	2008	2009	2008	2009
China	$102,650	$91,105	29.7%	30.0%
Taiwan	100,061	87,247	28.9%	28.7%
United States	67,240	50,354	19.5%	16.6%
Korea	17,233	19,303	5.0%	6.3%
Germany	12,754	12,693	3.7%	4.2%
England	11,924	12,436	3.4%	4.1%
Singapore	11,590	9,553	3.4%	3.1%
All Others	22,193	21,379	6.4%	7.0%

Total	$345,645	$304,070	100.0%	100.0%

NOTE M— Business Acquisitions
     Zetex Acquisition — On June 9, 2008, the Company completed the acquisition of all the outstanding ordinary capital stock of Zetex plc (“Zetex”), a company incorporated under the laws of England and Wales. The Zetex shareholders received 85.45 pence in cash per ordinary share, valuing the fully diluted share capital of Zetex at approximately $176.1 million (based on a USD:GBP exchange rate of 1.9778), excluding acquisition costs, fees and expenses.

     As consideration for Zetex, the Company paid the following (in thousands):

Purchase price (cost of shares)	$176,138
Acquisition related costs	4,054

Total purchase price	$180,192

     In addition, in order to finance the acquisition, the Company entered into a margin loan agreement with UBS Financial Services Inc. for $165 million, collateralized by the Company’s ARS portfolio. On November 4, 2008, the Company entered into a no net cost credit line (“no net cost”) loan with UBS BANK USA, which replaced the margin loan.
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
     The following summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Revised purchase price
allocation on acquisition date
Assets acquired:
Accounts receivable, net	$13,445
Inventory	35,991
Prepaid expenses and other current assets	4,363
Property, plant and equipment, net	52,045
Other long-term assets	136
Intangible assets	48,274
Goodwill	51,345

Total assets acquired	$205,599

Liabilities assumed:
Accounts payable	$6,057
Accrued expenses and other liabilities	17,978
Pension liability	10,873
Deferred tax liabilities	13,649
Other liabilities	3,846

Total liabilities assumed	52,403

Total net assets acquired	$153,196

     The fair values and lives for amortization purposes assigned to acquired intangible assets are as follows (in thousands):

		Estimated useful life
Intangible asset	Fair value assigned	(in years)
IPR&D:
Power management	$1,383	N/A
Lighting	3,952	N/A
Other	2,569	N/A

Total IPR&D	7,904

Developed technology:
Discretes	16,007	10
Power management	4,941	5
Lighting	3,360	5
ASIC	3,162	7
Other	2,174	2-7

Total developed technology	29,644

Customer relationships	6,917	12
Trade name	3,162	Indefinite
Other intangibles	647	Various

Total intangibles acquired	$48,274

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
     Acquired intangible in process research and development (“IPR&D”), which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition, in the amount of $7.9 million was expensed immediately in 2008, in accordance with SFAS No. 141, to research and development expense. IPR&D consists of: (i) power management, which includes power management chips that meet the requirements of a broad range of portable electronic equipment that demands a balance of efficiency, functionality, and size; (ii) lighting, which includes LED drivers that are developed for a range of applications including white LEDs for display backlighting, safety and security lighting, camera flash, architectural lighting, and automotive lighting, which maintains illumination while limiting battery power consumption; and (iii) other, which includes items such as audio, which includes class D amplifiers that efficiently deliver high quality audio. The risk adjusted discount rate used to determine the fair value of power management, lighting and other was 26%, 28% and 28%, respectively.
     For the nine months ended September 30, 2009, approximately $2.9 million has been recorded as amortization expense associated with the identified intangible assets. Amortization expense associated with these identified intangible assets will approximate between $1.8 million and $3.8 million per year over the next 5 to 10 years. In addition, the Company expects goodwill to be deductible for tax purposes.
     The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Zetex had occurred at January 1, 2008 (in thousands, except per share data):

Nine Months Ended
September 30, 2008
Net sales	$443,284
Net income	$4,949
Net income per common share - Basic	$0.12
Net income per common share - Diluted	$0.12

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
NOTE N — Convertible Senior Notes
     On October 12, 2006, the Company issued and sold Notes with an aggregate principal amount of $230 million due 2026, which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007.
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
     During the first quarter of 2009, the Company repurchased $9.6 million principal amount of the Notes for approximately $6.6 million in cash; during the second quarter of 2009, the Company repurchased $15.0 million principal amount of the Notes in exchange for approximately $13.2 million in Common Stock; and during the third quarter of 2009, the Company repurchased $19.8 million principal amount of the Notes in exchange for approximately $18.2 million in Common Stock.
     On January 1, 2009, the Company changed how it accounted for its Notes in accordance with FASB ASC 470-20 (prior authoritative literature FSP APB 14-1). FASB ASC 470-20 specifies that issuers of instruments, such as convertible debt instruments, should separately account for liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. All adjustments were made retrospectively as of the date of issuance of the Company’s Notes and therefore, the financial statements are presented as if the Notes have always been accounted for in this manner. See Note B for this retrospective treatment and the impacts on previously issued financial statements.
     In determining the liability and equity components, the Company determined the expected life of the Notes to be five years as that is the earliest date in which the Notes can be put back to the Company at par value. As of September 30, 2009, 24 months remain over which the discount of the liability will be amortized. As of September 30, 2009, the liability and equity components are as follows (in thousands):

		Liability Component
Liability Component	Liability Component	Unamortized	Equity Component
Principal Amount	Net Carrying Amount	Discount	Carrying Amount
$139,078	$123,098	$15,980	$33,487
     The effective interest rate of the liability component is 8.5%, which is a comparable yield for nonconvertible notes with terms and conditions otherwise comparable to the Company’s Notes as of the date of issuance. The amount of interest expense, including amortization of debt discount for the liability component and debt issuance costs, for the nine months ended September 30, 2008 and 2009 is as follows (in thousands):

	2008	2009
Notes contractual interest expense	$3,881	$2,801
Amortization of debt discount	8,073	6,471
Amortization of debt issuance costs	700	505

Total	$12,654	$9,777

NOTE O — Lines of Credit and Short-Term Debt
     During the first quarter of 2009, the Company paid in full the outstanding balance of approximately $2.5 million on its revolving credit commitment with Union Bank of California, N.A. (“Union Bank”) and terminated the Amended and Restated Credit Agreement. Also in the first quarter of 2009, the Company paid in full the outstanding balance of approximately $1.5 million on its Union Bank term loan facility and terminated the Covenant Agreement.

     As part of the settlement with UBS AG, the Company has a “no net cost” loan with one of UBS AG’s affiliates, which allows the Company to draw up to 75% of the market value of its ARS portfolio, as determined by UBS BANK USA, and is subject to collateral requirements. The interest rate paid on the “no net cost” loan will not exceed the interest rate earned on the pledged ARS portfolio. As of September 30, 2009, the balance of the “no net cost” loan was approximately $204 million and classified as short-term debt. Since the Company has drawn up to the 75% limit and the market value of the ARS has decreased, it cannot draw additional funds from the “no net cost” loan until 75% of the market value of the ARS exceeds $204 million, at which time the Company can draw additional funds.
NOTE P — Commitments
     Purchase Commitments — As of September 30, 2009, the Company had approximately $4.9 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.
NOTE Q — Employee Benefit Plans
Defined Benefit Plan
     The Company has a contributory defined benefit plan that covers certain employees in the United Kingdom (“U.K.”) and Germany. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions regarding the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.
     For the nine months ended September 30, 2009, net period benefit costs associated with the defined benefit plan were approximately $0.8 million.
     The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2008	$83,268
Service cost	230
Interest cost	4,224
Actuarial loss	20,578
Benefits paid	(2,170)
Currency changes	10,310
Benefit obligation at September 30, 2009	$116,440

Change in plan assets:
Fair value of plan assets at December 31, 2008	$71,284
Actual return on plan assets	1,459
Benefits paid	(2,170)
Currency changes	16,862

Fair value of plan assets at September 30, 2009	$87,435

Underfunded status at September 30, 2009	$(29,005)

     Based on an actuarial study performed as of September 30, 2009, the plan is underfunded and a liability of approximately $29.0 million is reflected in the Company’s consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive loss for the nine months ended September 30, 2009 was a net loss of $16.0 million and the weighted-average discount rate assumption used to determine benefit obligations as of September 30, 2009 was 5.5%.

     The following are weighted-average assumptions used to determine net periodic benefit costs for the nine months ended September 30, 2009:

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
Deferred Compensation
     The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At September 30, 2009, these investments totaled approximately $2.6 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.
NOTE R — Related Parties
     The Company conducts business with one related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (“LSC”), that owned approximately 19.2% of the Company’s outstanding Common Stock as of September 30, 2009. The Company also conducts business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is the Company’s 5% joint venture partner in Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd.
     The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time. The Company believes that all related party transactions are on terms no less favorable than would be obtained from unaffiliated third parties.
     Lite-On Semiconductor Corporation — During the nine months ended September 30, 2008 and 2009, the Company sold products to LSC totaling 3.8% and 2.2% of its net sales, respectively, making LSC one of its largest customers. Also, for the nine months ended September 30, 2008 and 2009, 9.6% and 6.4%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC the Company’s largest supplier. The Company also rents warehouse space in Hong Kong from a member of the Lite-On Group, which also provides the Company with warehousing services at that location. For the nine months ended September 30, 2008 and 2009, the Company paid this entity in aggregate amounts of $0.5 million and $0.6 million, respectively, for their services. The Company believes such transactions are on terms no less favorable than could be obtained from unaffiliated third parties.
     Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Net sales	$5,209	$2,503	$13,239	$6,583
Purchases	$13,458	$9,283	$40,624	$22,410
     Keylink International (B.V.I.) Inc. — During the nine months ended September 30, 2008 and 2009, the Company sold products to companies owned by Keylink totaling 0.4% and 2.9% of its net sales, respectively. Also for the nine months ended September 30, 2008 and 2009, 1.2% and 1.1%, respectively, of the Company’s net sales were from semiconductor products purchased from companies owned by Keylink. In addition, the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to Keylink. The Company also paid a consulting fee to Keylink. For the nine months ended September 30, 2008 and 2009, the Company paid Keylink an aggregate of $8.1 million and $7.5 million, respectively, with respect to these items. The Company believes such transactions are on terms no less favorable than could be obtained from unaffiliated third parties.
     Net sales to, and purchases from, companies owned by Keylink are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Net sales	$227	$3,156	$1,221	$8,712
Purchases	$1,683	$1,575	$5,093	$3,950
     Accounts receivable from, and accounts payable to, LSC and Keylink are as follows (in thousands):

September 30,
2009
Accounts receivable
LSC	$2,000
Keylink	5,936

$7,936

Accounts payable
LSC	$6,986
Keylink	3,691

$10,677

Item 2	- Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Highlights
•	Revenue for the three months ended September 30, 2009 was $122.1 million, an increase of $18.2 million, or 17.5%, over second quarter 2009;

•	Gross profit was $37.6 million, an increase of $27.4 million, or 37.2%, over second quarter 2009;

•	Gross profit margin for the three months ended September 30, 2009 was 30.8%, a 450 basis point increase over the second quarter of 2009;

•	Net income was $7.0 million, or $0.16 per diluted share, compared to the second quarter of 2009 net loss of $3.0 million, or $(0.7) per share;

•
During the first quarter of 2009, we repurchased $9.6 million aggregated principal amount of 2.25% Convertible Senior Notes due 2026 (“Notes”) for approximately $6.6 million; during the second quarter of 2009, we repurchased $15.0 million aggregated principal amount of Notes in exchange for Common Stock; and during the third quarter of 2009, we repurchased $19.8 million aggregated principal amount of Notes in exchange for Common Stock, bringing the total repurchases to $90.9 million;

•
Third quarter 2009 revenue improved over second quarter 2009 revenue due to improved demand for our products that are utilized in LED and LCD televisions and LCD panels, set-top boxes, mobile handsets and notebooks; and

•	During the third quarter of 2009, we saw continued improvements in capacity utilization primarily at our packaging facilities.
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
          During the first quarter of 2009, we strengthened our inventory position, completed the cost reduction initiatives described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and continued to focus on cash flows from operations. During the second and third quarters of 2009, as we continued to focus on cash flows, we saw continued improvements in demand and order rates, increased production ramps of previous design wins at new customers, the introduction of new product applications for existing customers and improved capacity utilization primarily at our packaging facilities, where they were near full utilization by the end of the third quarter. For the fourth quarter of 2009, we expect our business to continue to benefit from the increasing demand in China, as we consider the China market a major growth driver for our business, the addition of our new design wins and improved capacity utilization at our wafer fabrication facilities, and to focus on our historical profitable growth model. While cash preservation was a focus during most of 2009, for the fourth quarter of 2009, we intend to resume certain expenditures, such as capital expenditures, to their normal range of 10% to 12% of net sales. Our strategy is to continue to enhance our position as a leading global manufacturer and supplier of high-quality semiconductor products, and to continue to add other product lines, such as power management products, using our packaging technology capability.

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
          In implementing these strategies, the following factors have affected, and, we believe, will continue to affect, our results of operations:
•
Although we have seen increased demand for our products in the third quarter over the first and second quarters of 2009, the economic downturn has decreased the demand for our products as compared to 2008. For the remainder of 2009, we anticipate continued improvement in demand and order rates and improvements in capacity utilization at our wafer fabrication facilities.

•
For the nine months ended September 30, 2009, our original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for 55% of our net sales, while our global network of distributors accounted for 45% of our net sales.

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

•
The decrease in revenue for the nine months ended September 30, 2009 compared to the same period last year mainly reflects the impact of the economic downturn and the corresponding decrease in demand for our products, particularly on key targeted end-equipment in the consumer and computing markets, as well as our wafer fabrication facilities and subcontracting business, which showed greater weakness than our core revenue drivers.

•
Our gross profit margin was 26.1% for the nine months ended September 30, 2009, compared to 31.7% in the same period last year. Our gross margin percentage was lower than the same period last year due to lower capacity utilization of our manufacturing operations mainly due to the recent economic downturn and the decrease in demand for our products. Future gross profit margins will depend primarily on our product mix, cost savings, and the demand for our products. During the third quarter of 2009, we were at almost full capacity utilization at our packaging facilities, which decreased to approximately 50% during the first quarter of 2009 and we have started to see improvement in our capacity utilization at our wafer fabrication facilities in the third quarter of 2009. We expect further improvements in utilization at our wafer fabrication facilities for the remainder of 2009.

•
For the nine months ended September 30, 2009, our capital expenditures were approximately 5.2% of our net sales, which is a reduction from our historical 10% to 12% model and in line with our previously announced cost reduction initiatives. While cash preservation was our focus during most of 2009, for the fourth quarter, we intend to resume capital expenditures to their normal range of 10% to 12% of net sales.

•
Sales of new products (products that have been sold for three years or less) for the nine months ended September 30, 2008 and 2009 amounted to 27.8% and 16.0% of total sales, respectively, including the contribution of the Zetex acquisition. The sales of new products for 2009 were lower than those for 2008 due primarily to a portion of our analog product revenue from Anachip Corp. developed in 2006 or earlier was no longer included in the overall calculation of new products for 2009 as these products were developed more than three years ago. Although sales of new products were lower in 2009 compared to 2008, we have seen improvements in the third quarter of 2009, primarily in the LED drivers, Hall sensors, SBR® devices and bi-polar products. New products generally have gross profit margins that are higher than the margins of our standard products. We believe the sales from new products is an important measure given the short life cycles of some of our products. Our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix.

•
For the nine months ended September 30, 2009, the percentage of our net sales derived from our Asian subsidiaries was 75.4%, compared to 74.5% in the same period last year. We expect our net sales to the Asian market to increase as a percentage of our total net sales as a result of our customers’ continuing to shift their manufacturing of electronic products to Asia.

•	As a result of the Zetex acquisition, we have added significant revenue in Europe. As such, Europe accounted for approximately 10.4% of our revenues for the nine months ended September 30, 2009.

•
As of September 30, 2009, we had invested approximately $205.8 million in our Asian manufacturing facilities. For the nine months ended September 30, 2009, we invested approximately $10.2 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

•
We have increased our investment in research and development from $15.6 million, or 4.5% of net sales, for the nine months ended September 30, 2008 to $16.9 million, or 5.6% of net sales, for the nine months ended September 30, 2009 primarily as a result of the Zetex acquisition and the reduction in net sales due to the current economic downturn. For the remainder of 2009, we continue to realign our product development organization and consolidate our design teams.

Results of Operations for the Three Months Ended September 30, 2008 and 2009
     The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period. Certain amounts have been adjusted to reflect the change in accounting principle as described in Note B of the Notes to Consolidated Condensed Financial Statements.

	Percent of Net Sales		Percentage Dollar
	Three months ended		Increase
	September 30		(Decrease)
	2008	2009	‘08 to ‘09
Net sales	100.0%	100.0%	(8.9)

Cost of goods sold	(71.6)	(69.2)	(11.9)

Gross profit	28.4	30.8	(1.4)

Operating expenses	(28.1)	(21.6)	(30.2)

Income from operations	0.3	9.2	2,736.4

Interest income	1.4	0.7	(55.9)

Interest expense and amortization of debt discount	(4.5)	(3.1)	(36.8)

Other expenses	(0.7)	(0.9)	18.4

Income (loss) before income taxes and noncontrolling interest	(3.5)	5.9	(255.5)

Income tax provision	(0.5)	(0.5)	(12.9)

Net income (loss)	(3.0)	6.4	(300.2)

Net income attributable to noncontrolling interest	(0.5)	(0.7)	24.3

Net income (loss) attributable to common stockholders	(3.5)	5.7	(253.4)

          The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2008	2009
Net Sales	$134,047	$122,122
          Net sales decreased approximately $11.9 million for the three months ended September 30, 2009, compared to the same period last year. The 8.9% decrease in net sales represented an approximately 11.8% decrease in ASP partially offset by a 3.3% increase in units sold. The revenue decrease for the three months ended September 30, 2009 was attributable to sales decreases in all industry segments, primarily due to an overall weaker global economy, as well as our wafer fabrication facilities and subcontracting business, which are showing greater weakness than our core revenue drivers, partially offset by additional sales from the Zetex acquisition. Price pressure and an unfavorable product mix also affected sales for the three months ended September 30, 2009.

	2008	2009
Cost of goods sold	$95,929	$84,547
Gross profit	$38,118	$37,575
Gross profit margin	28.4%	30.8%
          Cost of goods sold decreased approximately $11.4 million, or 11.9%, for the three months ended September 30, 2009 compared to the same period last year. As a percent of sales, cost of goods sold decreased to 69.2% for the three months ended September 30, 2009 compared to 71.6% in the same period last year and our average unit cost (“AUP”) decreased 11.8%. The decrease in cost of goods sold as a percentage of sales was affected by the lower capacity utilization in our manufacturing operations mainly due to market conditions.
          For the three months ended September 30, 2009, gross profit decreased by approximately $0.5 million, or 1.4%, compared to the same period last year. Gross margin increased to 30.8% for the three months ended September 30, 2009, compared to 28.4% for the same period last year, primarily due to the one-time non-cash expense for the step-up (increase) of inventory for reasonable profit allowance in connection with the Zetex acquisition in 2008, partially offset by lower capacity utilization in 2009.

	2008	2009
Selling, general and administrative expenses (“SG&A”)	$20,841	$19,079
          SG&A for the three months ended September 30, 2009 decreased approximately $1.8 million, or 8.5%, compared to the same period last year, primarily due to the decreases in overall expenses in connection with our previously announced cost reduction initiatives. SG&A as a percentage of sales, increased to 15.6% for the three months ended September 30, 2009, compared to 15.5% in the same period last year due to lower net sales.

	2008	2009
Research and development expenses (“R&D”)	$7,212	$6,284
          R&D for the three months ended September 30, 2009 was $6.3 million, a decrease of approximately $0.9 million from the same period last year due primarily to the decreases in overall expenses in connection with our previously announced cost reduction initiatives. R&D, as a percentage of sales, decreased to 5.1% for the three months ended September 30, 2009, compared 5.4% in the same period last year.

	2008	2009
Amortization of acquisition-related intangibles	$1,804	$1,271
          Amortization of acquisition-related intangibles decreased for the three months ended September 30, 2009 to $1.3 million, compared to $1.8 million in the same period last year, due to the strengthening of the U.S. Dollar versus the British Pound.

	2008	2009
Purchased in-process research and development (“IPR&D”)	$7,865	$—
          During the third quarter of 2008, per SFAS 141, we recorded an approximately $7.9 million one-time non-cash expense associated with the identification of acquired intangible IPR&D, which had not yet reached technological feasibility and had no alternative future use as of the Zetex acquisition date.

	2008	2009
Interest income	$1,824	$805
          Interest income decreased for the three months ended September 30, 2009 to $0.8 million, compared to $1.8 million in the same period last year, due primarily to a decrease in interest income earned on our short-term investment securities. Interest income for the three months ended September 30, 2009 has been impacted by the continued interruption in the auction rate securities (“ARS”)

auction markets. In October 2008, we reached a settlement agreement with UBS AG, whereby we were given the option to “put” the ARS portfolio back to UBS AG at any time between September 30, 2010 and July 2, 2012 at par value. We continue to earn interest on our ARS portfolio and expect the weighted average interest to be earned during 2009 will be lower than earned in 2008.

	2008	2009
Interest expense	$3,213	$1,784
          Interest expense for the three months ended September 30, 2009 was approximately $1.8 million, compared to $3.2 million in the same period last year. The $1.4 million decrease in interest expense is due primarily to the reduced interest paid due to the repurchase and retirement of $90.9 million par value of Notes during the fourth quarter of 2008 and the first, second and third quarters of 2009. The decrease in interest expense was partially offset by the interest expense charged in connection with our “no net cost” loan with the offsetting interest earned being recorded in interest income.

	2008	2009
Amortization of debt discount	$2,748	$1,981
          Amortization of debt discount for the three months ended September 30, 2009 was $2.0 million, compared to $2.7 million in the same period last year. The $0.8 million decreased in amortization of debt discount was due primarily to the repurchase and retirement of $90.9 million par value of Notes during the fourth quarter of 2008 and the first, second and third quarters of 2009.

	2008	2009
Other expense	$897	$1,062
          Other expense for the three months ended September 30, 2009 was $1.1 million, compared to other expense of $0.9 million in the same period last year. Included in other expense for the three months ended September 30, 2009 was a $1.4 million foreign currency transaction losses due primarily to the strengthening of the U.S. Dollar versus the British Pound, negatively affecting foreign currency hedges entered into by Zetex prior to our acquisition.

	2008	2009
Income tax provision	$(722)	$(629)
          We recognized income tax benefit of $0.6 million for the three months ended September 30, 2009, compared to a $0.7 million income tax benefit in the same period last year. Income taxes for the interim period ended September 30, 2009 have been included in the accompanying financial statements on the basis of actual year-to-date effective income tax rate. Income taxes for the interim period ended September 30, 2008 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. The estimated effective tax rate (excluding discrete items) is (8.7)% for the three months ended September 30, 2009, as compared to the annual effective tax rate for the same period last year of 15.6%.

	2008	2009
Noncontrolling interest	$659	$819
          Noncontrolling interest represented the minority investors’ share of the earnings of our China and Taiwan subsidiaries for the three months ended September 30, 2009 and 2008. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements, and the activities of these subsidiaries are included therein. Our interests in these subsidiaries have not changed since December 31, 2008.

Results of Operations for the Nine Months Ended September 30, 2008 and 2009
      The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period. Certain amounts have been adjusted to reflect the change in accounting principle as described in Note B of the Notes to Consolidated Condensed Financial Statements.

	Percent of Net Sales		Percentage Dollar
			Increase
	Nine months ended September 30		(Decrease)
	2008	2009	‘08 to ‘09
Net sales	100.0%	100.0%	(12.0)

Cost of goods sold	(68.3)	(73.9)	(4.8)

Gross profit	31.7	26.1	(27.6)

Operating expenses	(22.6)	(23.1)	(10.0)

Income (loss) from operations	9.1	3.0	(71.1)

Interest income	2.8	1.3	(60.2)

Interest expense and amortization of debt discount	(4.3)	(4.0)	(19.4)

Other income (expenses)	(0.7)	(0.4)	(55.1)

Income (loss) before income taxes and noncontrolling interest	6.9	(0.1)	(101.1)

Income tax provision	0.7	1.6	118.1

Net income (loss)	6.2	(1.7)	(124.1)

Net income attributable to noncontrolling interest	(0.6)	(0.5)	(22.2)

Net income (loss) attributable to common stockholders	5.6	(2.2)	(134.2)

     The following discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2008	2009
Net Sales	$345,645	$304,070
     Net sales decreased approximately $41.6 million for the nine months ended September 30, 2009, compared to the same period last year. The 12% decrease in net sales represented an approximately 10.0% decrease in units sold and a 2.2% decrease in ASP. The revenue decrease for the nine months ended September 30, 2009 was attributable to sales decreases in all industry segments, primarily due to an overall weaker global economy, as well as our wafer fabrication facilities and subcontracting business, which are showing greater weakness than our core revenue drivers, partially offset by additional sales from the Zetex acquisition Price pressure and an unfavorable product mix also affected sales for the nine months ended September 30, 2009.

	2008	2009
Cost of goods sold	$235,993	$224,632
Gross profit	$109,652	$79,438
Gross profit margin	31.7%	26.1%
     Cost of goods sold decreased approximately $11.4 million or 4.8%, for the nine months ended September 30, 2009 compared to the same period last year. As a percent of sales, cost of goods sold increased to 73.9% for the nine months ended September 30, 2009 compared to 68.3% in the same period last year and our average unit cost (“AUP”) increased 5.5%. The increase in cost of goods sold as a percentage of sales was affected by the lower capacity utilization in our manufacturing operations mainly due to market conditions.
     For the nine months ended September 30, 2009, gross profit decreased by approximately $30.2 million, or 27.6%, compared to the same period last year. Gross margin decreased to 26.1% for the nine months ended September 30, 2009, compared to 31.7% for the same period last year, primarily due to lower capacity utilization in our manufacturing operations caused by the economic downturn.

	2008	2009
Selling, general and administrative expenses (“SG&A”)	$52,435	$50,375
     SG&A for the nine months ended September 30, 2009 decreased approximately $2.1 million, or 3.9%, compared to the same period last year, primarily due to the decrease in overall expenses in connection with our previously announced cost reduction initiatives and partially offset by additional SG&A expenses related to the Zetex acquisition. SG&A as a percentage of sales, increased to 16.6% for the nine months ended September 30, 2009, compared to 15.2% in the same period last year.

	2008	2009
Research and development expenses (“R&D”)	$15,618	$16,944
     R&D for the nine months ended September 30, 2009 was $16.9 million, an increase of approximately $1.3 million from the same period last year due primarily to additional R&D expense related to the Zetex operations. R&D as a percentage of sales, increased to 5.6% for the nine months ended September 30, 2009, compared 4.5% in the same period last year.

	2008	2009
Amortization of acquisition-related intangibles	$2,275	$3,480
     Amortization of acquisition-related intangibles increased for the nine months ended September 30, 2009 to $3.5 million, compared to $2.3 million in the same period last year, due to the acquisition of Zetex, which occurred in June of 2008.

	2008	2009
Purchased in-process research and development (“IPR&D”)	$7,865	$—
     During the third quarter of 2008, per SFAS 141, we recorded an approximately $7.9 million one-time non-cash expense associated with the identification of acquired intangible IPR&D, which had not yet reached technological feasibility and had no alternative future use as of the Zetex acquisition date.

	2008	2009
Interest income	$9,826	$3,907
     Interest income decreased for the nine months ended September 30, 2009 to $3.9 million, compared to $9.8 million in the same period last year, due primarily to a decrease in interest income earned on our short-term investment securities. Interest income for the nine months ended September 30, 2009 has been impacted by the continued interruption in the ARS auction markets. In October 2008, we reached a settlement agreement with UBS AG, whereby we were given the option to “put” the ARS portfolio back to UBS AG at any time between September 30, 2010 and July 2, 2012 at par value. We continue to earn interest on our ARS portfolio and expect the weighted average interest to be earned during 2009 will be lower than earned in 2008.

	2008	2009
Interest expense	$7,041	$5,709
     Interest expense for the nine months ended September 30, 2009 was approximately $5.7 million, compared to $7.0 million in the same period last year. The $1.3 million decrease in interest expense is due primarily to the reduced interest paid due to the repurchase and retirement of $90.9 million par value of Notes during the fourth quarter of 2008 and the first, second and third quarters of 2009. The decrease in interest expense was partially offset by the interest expense charged in connection with our “no net cost” loan with the offsetting interest earned being recorded in interest income.

	2008	2009
Amortization of debt discount	$8,073	$6,471
     Amortization of debt discount for the nine months ended September 30, 2009 was $6.5 million, compared to $8.1 million in the same period last year. The $1.6 million decreased in amortization of debt discount was due primarily to the repurchase and retirement of $90.9 million par value of Notes during the fourth quarter of 2008 and the first, second and third quarters of 2009.

	2008	2009
Other expense	$2,393	$1,074
     Other expense for the nine months ended September 30, 2009 was $1.1 million, compared to other expense of $2.4 million in the same period last year. Included in other expense for the nine months ended September 30, 2009 was (i) $1.2 million gain from extinguishment of debt from the repurchase and retirement of Notes during the first, second and third quarters of 2009; (ii) $4.8 million foreign currency transaction losses due primarily to the strengthening of the U.S. Dollar versus the British Pound, negatively affecting foreign currency hedges entered into by Zetex prior to our acquisition, and partially offset by foreign currency transaction gain due primarily to favorable Taiwan and China currency exchange rate changes during the period; and (iii) $1.5 million gain on forgiveness of debt from government subsidies in China.

	2008	2009
Income tax provision	$2,258	$4,924
     We recognized income tax expense of $4.9 million for the nine months ended September 30, 2009, compared to $2.3 million in the same period last year. Income taxes for the interim period ended September 30, 2009 have been included in the accompanying financial statements on the basis of actual year-to-date effective income tax rate. Income taxes for the interim period ended September 30, 2008 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. The estimated effective tax rate (excluding discrete items) is (1837.7)% for the nine months ended September 30, 2009, as compared to the annual effective tax rate for the same period last year of 9.5%. The estimated effective tax rate for the nine months ended September 30, 2009 was impacted by the non-cash income tax expense of approximately $10.6 million associated with repatriating earnings of foreign subsidiaries to the U.S. parent.

	2008	2009
Noncontrolling interest	$1,938	$1,507
     Noncontrolling interest represented the minority investors’ share of the earnings of our China and Taiwan subsidiaries for the nine months ended September 30, 2009 and 2008. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements, and the activities of these subsidiaries are included therein. Our interests in these subsidiaries have not changed since December 31, 2008.

Financial Condition
Liquidity and Capital Resources
     Our primary sources of liquidity are cash and cash equivalents, funds from operations and borrowings under our credit facilities. We currently have foreign credit facilities with borrowing capacities of approximately $50 million and approximately $3.1 million borrowed. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2008 and September 30, 2009, our working capital was $209.8 million and $342.0 million, respectively. Our working capital increased in the first nine months of 2009 mainly due to the reclassification of our investment securities and “no net cost” loan to current assets and current liabilities, respectively, as of September 30, 2009 in connection with our settlement with UBS AG and affiliates (“UBS AG”) as discussed below. We expect cash generated by our U.S. and international operations, together with existing cash, cash equivalents, and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months. Cash and cash equivalents, the conversion of other working-capital items and borrowings are expected to be sufficient to fund on-going operations.
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
     During the first quarter of 2009, we repurchased $9.6 million principal amount of our Notes for approximately $6.6 million in cash; during the second quarter of 2009, we repurchased $15.0 million principal amount of our Notes in exchange for approximately $13.2 million in Common Stock; and during the third quarter of 2009, we repurchased $19.8 million principal amount of our Notes in exchange for approximately $18.2 million in Common Stock.
     As of September 30, 2009, we had $311.9 million invested in ARS, which are classified as short-term, trading securities. While we continue to earn and receive interest on these investments at the contractual rate, the estimated fair values of these ARS no longer approximate par value. On October 29, 2008, we reached a settlement with UBS AG, in regard to our ARS portfolio, which gives us the option to “put” the $311.9 million ARS portfolio back to UBS AG at any time from June 30, 2010 through July 2, 2012 at par value in exchange for cash. See Notes F and G of the Notes to Consolidated Condensed Financial Statements for information regarding the fair values and the realized gains and losses of our ARS portfolio and put option as of September 30, 2009.
     As part of our settlement with UBS AG, we have a “no net cost” loan with one of its affiliates, which allows us to draw up to 75% of the market value of our ARS portfolio, as determined by UBS BANK USA, and is subject to collateral requirements. The interest rate we pay on the “no net cost” loan will not exceed the interest rate earned on the pledged ARS portfolio. As of September 30, 2009, the balance of our “no net cost” loan was approximately $204 million and classified as short-term debt. Since we have drawn up to the 75% limit and the market value of the ARS has decreased, we cannot draw additional funds from the “no net cost” loan until 75% of the market value of the ARS exceeds $204 million, at which time we can draw additional funds.
     Capital expenditures for the nine months ended September 30, 2008 and 2009 were $38.8 million and $15.8 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China. Capital expenditures in the first nine months of 2009 were 5.2% of our revenue, which is a reduction from our historical 10% to 12% model and in line with our previously announced cost reduction initiatives. While cash preservation was a focus during most of 2009, for the fourth quarter, we intend to resume capital expenditures at their normal range of 10% to 12% of net sales.
Discussion of Cash Flow
     Cash and cash equivalents increased from $103.5 million at December 31, 2008, to $126.1 million at September 30, 2009 primarily from cash provided by operating activities, offset by cash used in investing and financing activities.
     Operating Activities
     Net cash provided by operating activities for the nine months ended September 30, 2009 was $44.0 million, resulting primarily from a $19.5 million reduction in inventory as well as $35.1 million in depreciation and amortization, and a $3.3 million increase in accounts payable and accrued liabilities, offset partially by a $25.7 million reduction in accounts receivable. Net cash provided by operating activities was $36.6 million for the same period last year. Net cash provided by operating activities increased $7.4 million for the nine months ended September 30, 2009, compared to the same period last year. This increase resulted primarily from an approximately $37.7 million decrease in net operating assets and liabilities, offset partially by a $5.5 million decrease in non-cash expense and approximately $24.9 million decrease in net income. We continue to closely monitor our credit terms with our customers, while at times providing extended terms.
     Investing Activities
     Net cash used in investing activities was $3.7 million for the nine months ended September 30, 2009 compared to $191.5 million for the same period last year. The $187.8 million decrease in net cash used by investing activities was due primarily to the $152.9 million decrease in acquisitions, net of cash acquired, for the acquisition of Zetex in the second quarter of 2008 and reduction of purchases of property, plant and equipment.
     Financing Activities
     Net cash provided by (used in) financing activities totaled $(21.1) million for the nine months ended September 30, 2009 compared to $184.7 million in the same period last year. This increase in funds used is primarily the result of an approximately $20.1 million repayment on lines of credit and long-term debt mainly due to the termination of our credit facility with Union Bank and repurchase of our Notes during the first quarter of 2009 for cash and $165.0 million of borrowings in connection with the acquisition of Zetex in the second quarter of 2008.
Debt Instruments
     There have been no material changes to our debt instruments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 26, 2009, except for the change in accounting principle in regard to our Notes. See Notes B and N of the Notes to Consolidated Condensed Financial Statements for further information.
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
Contractual Obligations
     There have been no material changes in any of our contractual obligations since December 31, 2008, except for the repurchase of $9.6 million principal amount of our Notes for approximately $6.6 million in cash during the first quarter of 2009; the repurchase of $15.0 million principal amount of our Notes in exchange for approximately $13.2 million in Common Stock during the second quarter of 2009; and the repurchase of $19.8 million principal amount of our Notes in exchange for approximately $18.2 million in Common Stock during the third quarter of 2009.
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
     Convertible Senior Notes
     On January 1, 2009 the Company changed how it accounted for its Notes in accordance with FASB ASC 470-20 (prior authoritative literature FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)). FASB ASC 470-20 specifies that issuers of instruments, such as convertible debt instruments, should separately account for liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. All adjustments were made retrospectively as of the date of issuance of the Company’s Notes and therefore, the financial statements are presented as if the Notes have always been accounted for in this manner. See Notes B and N of the Notes to Consolidated Condensed Financial Statements for further information.
Recently Issued Accounting Pronouncements
          See Note A of the Notes to Consolidated Condensed Financial Statements for detailed information regarding the status of recently issued accounting pronouncements.
Available Information
          Our Internet address is http://www.diodes.com. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). To support our global customer-base, particularly in Asia and Europe, our website is language-selectable into English, Chinese, and Korean, giving us an effective marketing tool for worldwide markets. With its extensive online Product (Parametric) Catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website provides easy access to worldwide sales contacts and customer support, and incorporates a distributor-inventory check to provide component inventory availability and a small order desk for overnight sample fulfillment. Our website also provides access to investor financial information, including SEC filings and press releases, as well as stock quotes and information on corporate governance compliance.
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
Risk Factors
Risks Related To Our Business
•	Global economic weakness and the current financial market uncertainty has had, and is expected to continue to have, through at least 2009, a material adverse effect on our business.

•	In the current difficult market conditions, our fixed costs combined with lower revenues have negatively impacted our results.

•	Downturns in the highly cyclical semiconductor industry or changes in end-market demand could affect our operating results and financial condition.

•	The semiconductor business is highly competitive, and increased competition may harm our business and our operating results.

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

•	We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

•	Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales.

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

•	We may be adversely affected by any disruption in our information technology systems.

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

•
Our Auction Rate Securities (“ARS”) are currently illiquid and we cancelled our bank credit facility in the U.S.; therefore, we must rely solely upon existing cash reserves, available foreign credit facilities and funds from existing operations to finance future operations.

•	UBS AG may not honor its part of the settlement agreement with us to purchase our entire ARS portfolio at any time beginning from June 30, 2010 to July 2, 2012 at par value.

•
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

•	There are risks associated with our acquisition of Zetex.

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

Risks Related To Our International Operations
•	Our international operations subject us to risks that could adversely affect our operations.

•	We may be adversely affected by any international health conditions, including outbreaks or health epidemics.

•
We have significant operations and assets in China, Taiwan, Hong Kong and England and, as a result, will be subject to risks inherent in doing business in those jurisdictions, which may adversely affect our financial performance.

•	We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

•	We are subject to foreign currency risk as a result of our international operations.

•	We may not continue to receive preferential tax treatment in Asia, thereby increasing our income tax expense and reducing our net income.

•	The distribution of any earnings of our foreign subsidiaries to the United States may be subject to U.S. income taxes, thus reducing our net income.
Risks Related To Our Common Stock
•	Variations in our quarterly operating results may cause our stock price to be volatile.

•	We may enter into future acquisitions and take certain actions in connection with such acquisitions that could affect the price of our Common Stock.

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

•	Conversion of our convertible senior notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their notes.

•	The repurchase rights and the increased conversion rate triggered by a make-whole fundamental change could discourage a potential acquirer.

•	Anti-takeover effects of certain provisions of Delaware law and our Certificate of Incorporation and Bylaws.

•	Section 203 of Delaware General Corporation Law.

•	Certificate of Incorporation and Bylaw Provisions.

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
     The following table provides information regarding the repurchases of our Notes during the third quarter of 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Principal	(b) Average Price
	Amount of Notes	Paid per $1.00
Period	Purchased	Principal Amount
September 1, 2009 to September 30, 2009	$19,837,000	$0.92

Total	$19,837,000	$0.92

     On September 28, 2009, the Company issued 976,424 shares of Common Stock in exchange for the foregoing $19.8 million principal amount of Notes. See “Item 1.01. Entry into a Material Definitive Agreement;” “Item 3.02. Unregistered Sales of Equity Securities;” and “Item 9.01. Financial Statements and Exhibits,” on Form 8-K filed October 2, 2009 for additional information regarding the foregoing repurchases of Notes.

Item 3.	Defaults Upon Senior Securities
     There are no matters to be reported under this heading.

Item 4.	Submission of Matters to a Vote of Security Holders
     There are no matters to be reported under this heading.

Item 5.	Other Information
     There are no matters to be reported under this heading.

Item 6.	Exhibits

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

4.2	Form of 2.25% Convertible Senior Notes due 2026	S-3	October 4, 2006	4.1

4.3	Form of Indenture for the 2.25% Convertible Senior Notes due 2026	S-3	October 4, 2006	4.3

10.1	Second Supplemental Agreement to the Factory Building Lease Agreement dated August 19, 2009 bewteen Shanghai Kai Hong Technology Co., Ltd. And Shanghai Yuan Hao Electronic Co., Ltd.	10-Q		10.1	X

10.2	Employment Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	8-K	September 28, 2009	99.1

10.3*	Stock Award Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	8-K	September 28, 2009	99.3

10.4*	Exchange Agreement dated September 28, 2009, between the Company and an institutional holder	8-K	October 2, 2009	10.1

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*	Confidential treatment has been requested with respect to the omitted portions of these exhibits, which portions have been filed separately with the Securities and Exchange Commission.
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

DIODES INCORPORATED (Registrant)
By:	/s/ Richard D. White	November 6, 2009
RICHARD D. WHITE
Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)