Form 10-K
period 2009-12-31
DIODES INC /DEL/
filed 2010-03-01
CIK 29002

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 002-25577
DIODES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	95-2039518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification
Number)

15660 Dallas Parkway, Suite 850
Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 385-2810
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.66 2/3	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the 32,912,637 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $15.64 per share of the Common Stock on the Nasdaq Global Select Market on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $514,753,635.
The number of shares of the registrant’s Common Stock outstanding as of February 22, 2010 was 43,753,805.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2010 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the United States Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2009.

PART I
Item 1. Business.
GENERAL
          We are a leading global designer, manufacturer and supplier of high-quality, application specific standard products within the broad discrete and analog semiconductor markets, in the consumer electronics, computing, communications, industrial and automotive markets. These products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, amplifiers and comparators, Hall effect sensors and temperature sensors, power management devices (including LED drivers), DC-DC switching and linear voltage regulators, voltage references, special function devices (including USB power switch, load switch, voltage supervisor and motor controllers) and silicon wafers used to manufacture these products. These products are sold primarily throughout North America, Asia and Europe.
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
          Our product portfolio addresses the design needs of many advanced electronic devices, including high-volume consumer devices such as digital audio players, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We believe that we have particular strength in designing innovative surface-mount semiconductors for applications with a critical need to minimize product size while maximizing power efficiency and overall performance, and at a lower cost than alternative solutions. Our product line includes over 6,000 products, and we shipped approximately 18.1 billion units, 18.5 billion units, and 19.0 billion units in 2007, 2008 and 2009, respectively. From 2004 to 2009, our net sales grew from $185.7 million to $434.4 million, representing a compound annual growth rate of 18.5%. Although 2009 was a turbulent year in which we did not sustain our historical growth rate due to global economic factors, for 2010, we expect to see improvements in demand across all platforms and in particular for our products utilized in panels for LCD and LED televisions as well as smartphones and set-top boxes.
          We serve approximately 250 direct customers worldwide, which consist of original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) providers. Additionally, we have approximately 90 distributor customers worldwide, through which we indirectly serve over 10,000 customers.
          We were incorporated in 1959 in California and reincorporated in Delaware in 1968. Our headquarters and logistics office are located in Dallas, Texas. A sales and marketing office is located in Westlake Village, California. Design centers are located in Dallas; San Jose, California; Taipei, Taiwan; Manchester, England and Neuhaus, Germany. We have two wafer fabrication facilities located in Kansas City, Missouri and Manchester; with two manufacturing facilities located in Shanghai, China, another in Neuhaus, and a joint venture facility located in Chengdu, China. Additional engineering, sales, warehouse and logistics offices are located in Taipei; Hong Kong; Manchester and Munich, Germany, with support offices located throughout the world.
BUSINESS OUTLOOK
          For 2010 we expect to see improvements in demand and order rates, increased production ramps of previous design wins at new customers, the introduction of new product applications for existing customers and improved capacity utilization primarily at our wafer fabrication facilities. In addition, we expect our business to continue to benefit from the increasing demand in China, as we consider the China market a major growth driver for our business. Our strategy is to continue to enhance our position as a leading global manufacturer and supplier of high-quality semiconductor products, and to continue to add other complementary product lines, such as power management products, using our packaging technology capability. The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, which in turn affects our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and end-user consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the recent volatility in the equity and credit markets as we continue to execute on the strategy that has proven successful for us over the years. Although the current economy creates a more challenging environment for all businesses, we believe decisive measures taken in response to the global downturn, including our cost reduction initiative, have properly positioned us for our recent return to a profitable growth model and that over the long-term we are well positioned for future growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook” in Part II, Item 7 and “Risk Factors — The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our revenues, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES
          For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various design, manufacturing and distribution facilities. We sell product primarily through our operations in North America, Asia and Europe. We aggregated our products because the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type. See Note 20 of “Notes to Consolidated Financial Statements” of this Annual Report for addition information.
OUR INDUSTRY
          Semiconductors are critical components used in the manufacture of an increasing variety of electronic products and systems. Since the invention of the transistor in 1948, continuous improvements in semiconductor processes and design technologies have led to smaller, more complex and more reliable devices at a lower cost per function. The availability of low-cost semiconductors, together with increased customer demand for sophisticated electronic systems, has led to the proliferation of semiconductors in diverse end-use applications in the consumer electronics, computing, communications, industrial and automotive sectors. These factors have also led to an increase in the total number of semiconductor components in individual electronic systems and an increase in value of these components as a percentage of the total cost of the electronic systems in which they are incorporated.
OUR COMPETITIVE STRENGTHS
          We believe our competitive strengths include the following:
          Flexible, scalable and cost-effective manufacturing — Our manufacturing operations are a core element of our success, and we have designed our manufacturing base to allow us to respond quickly to changes in demand trends in the end-markets we serve. For example, we have structured our Shanghai assembly, test and packaging facilities to enable us to rapidly and efficiently add capacity and adjust product mix to meet shifts in customer demand and overall market trends. As a result, for the past several years, except during the first half of 2009 due to the economic downturn, we have operated our Shanghai facilities at near full capacity, while at the same time significantly expanding that capacity. Additionally, the Shanghai location of our manufacturing operations provides us with access to a skilled workforce at a low overall cost base while enabling us to better serve our leading customers, many of which are located in Asia. During the second half of 2009, due to improvements in demand and order rates, increased production of previous design wins at new customers and the introduction of new products for existing customers, we saw our Shanghai facilities return to full capacity.
          Integrated packaging expertise — We believe that we have particular expertise in designing and manufacturing innovative and proprietary packaging solutions that integrate multiple separate discrete elements into a single semiconductor product called an array. Our ability to design and manufacture highly integrated semiconductor solutions provides our customers with products of equivalent functionality with fewer individual parts, and at lower overall cost, than alternative products. This combination of integration, functionality and miniaturization makes our products well suited for high-volume consumer devices such as LCD and LED televisions and LCD panels, set-top boxes, mobile handsets and notebooks.
          Broad customer base and diverse end-markets — Our customers are comprised of leading OEMs as well as leading EMS providers. Overall, we serve approximately 250 direct customers worldwide and over 10,000 additional customers through our distributors. Our products are ultimately used in end-products in a number of markets served by our broad customer base, which we believe makes us less dependent on either specific customers or specific end-user applications.
          Customer focused product development — Effective collaboration with our customers and a high degree of customer service are essential elements of our business. We believe focusing on dependable delivery of semiconductor solutions tailored to specific end-user applications, has fostered deep customer relationships and created a key competitive advantage for us in the highly fragmented discrete and analog semiconductor marketplace. We believe our close relationships with our customers have provided us with deeper insight into our customers’ product needs. This results in differentiation in our product designs and often provides us with insight into additional opportunities for new design wins in our customers’ products. See “Risk Factors — We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins” in Part I, Item 1A of this Annual Report for additional information.
          Management continuity and experience — We believe that the continuity of our management team is a critical competitive strength. Three members of our executive team average over 15 years of service at the Company and the length of their service with us has created significant institutional insight into our markets, our customers and our operations. Additionally, the other six executive officers have an average of over 25 years experience in the semiconductor industry.

          In 2005, we appointed Dr. Keh-Shew Lu as President and Chief Executive Officer. Dr. Lu has served as a director of Diodes since 2001 and has over 30 years of relevant industry experience. Dr. Lu began his career at Texas Instruments, Inc. (“TI”) in 1974 and retired in 2001 as Senior Vice President and General Manager of Worldwide Analog, Mixed-Signal and Logic Products. Our Chief Financial Officer, Secretary and Treasurer, Richard White joined us in 2006 as our Senior Vice President of Finance until May, 2009, when he became our Chief Financial Officer. Mr. White brought with him over 30 years of senior level finance experience, including 25 years at TI. Joseph Liu, Senior Vice President of Operations, joined us in 1990 and has over 30 years of relevant industry experience, having started his career in 1971 at TI. Similarly, Mark King, Senior Vice President of Sales and Marketing, has been employed by us since 1991 and has over 25 years of relevant industry experience. Carl Wertz, our former Chief Financial Officer, is our Vice President of Finance and Investor Relations and has been employed by us since 1993 and has over 20 years of financial experience in manufacturing and distribution industries. In 2006, we hired Edmund Tang, Vice President of Corporate Administration, with over 30 years of managerial and engineering experience and Francis Tang, Vice President of Discrete Product Development, was promoted from Global Product Manager in 2006 and came to us from FSI International Inc., a global supplier of wafer cleaning and processing technology where he served as Asia President.
          Management expansion — In 2008, we strengthened our executive management team with the addition of the following management team members: Colin Greene, Europe President and Vice President of Europe Sales and Marketing, who brought with him over 20 years of relevant industry experience and joined us as a result of the acquisition of Zetex, at which he was COO; and Julie Holland, Vice President of Worldwide Analog Products, who came to us from TI with over 20 years of relevant industry experience.
OUR STRATEGY
          Although 2009 was a turbulent year in which we experienced a global decrease in demand for our products, our long-term strategy has never changed. Our strategy is to continue to enhance our position as a leading global designer, manufacturer and supplier of high-quality application specific standard semiconductor products, and to continue to add other product lines, such as power management products, using our packaging technology capability.
          The principal elements of our strategy include the following:
          Continue to rapidly introduce innovative discrete and analog semiconductor products — We intend to maintain our rapid pace of new product introductions, especially for high-volume, growth applications with short design cycles, such as LCD and LED televisions and LCD panels, set-top boxes, mobile handsets and notebooks and other consumer electronics and computing devices. During 2009, we introduced approximately 350 new devices and achieved new design wins at over 150 OEMs. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and differentiated product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace.
          Sales of new products (products that have been sold for three years or less) for the years ended December 31, 2007, 2008 and 2009 amounted to 35.1%, 26.9% and 14.9% of total sales, respectively, including the contribution of recent acquisitions. The sale of new products for 2009 was lower than those for 2008 and 2007 due primarily to a portion of our analog product revenue from Anachip Corp. developed in 2006 and earlier no longer being included in the overall calculation for new products for 2009 as these products were developed more then three years ago. We believe the sales from new products is an important measure given the short life cycles of some of our products and generally have gross profit margins that are higher than the margins of our standard products. See “Risk Factors — Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect on our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.
PowerDI and SBR are registered trademarks of Diodes Incorporated
          Expand our available market opportunities — We intend to aggressively maximize our opportunities in the standard semiconductor market as well as in related markets where we can apply our semiconductor design and manufacturing expertise. A key element of this is leveraging our highly integrated packaging expertise through our Application Specific Multi-Chip Circuit (“ASMCC”) product platform, which consists of standard arrays, function specific arrays and end-equipment specific arrays. We intend to achieve this by:
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

          Maintain intense customer focus — We intend to strengthen and deepen our customer relationships. We believe that continued focus on customer service is important and will help to increase our net sales, operating performance and overall market share as economic conditions continue to improve. To accomplish this, we intend to continue to closely collaborate with our customers to design products that meet their specific needs. A critical element of this strategy is to continue to further reduce our design cycle time in order to quickly provide our customers with innovative products. We recently expanded our quality systems team to ensure we deliver high quality products. Additionally, to support our customer-focused strategy, we historically expanded our sales force and field application engineers, particularly in Asia and Europe, during periods of growth.
          Enhance cost competitiveness — A key element of our success is our overall low-cost base. While we believe that our Shanghai manufacturing facilities are among the most efficient in the industry, we will continue to refine our proprietary manufacturing processes and technology to achieve additional cost efficiencies. Historically, except during the first half of 2009 due to the economic downturn, we have operated our facilities at high utilization rates and increased product yields, in order to achieve meaningful economies of scale.
          Pursue selective strategic acquisitions — As part of our strategy to expand our standard semiconductor product offerings and to maximize our market opportunities, we may acquire discrete, analog or mixed-signal technologies, product lines or companies in order to enhance our standard and new product offerings.
          In June 2008, we completed the acquisition of Zetex, a then publicly traded U.K. semiconductor company and a leading provider of discrete and high performance analog semiconductor products for signal processing and power management. Zetex designs and manufactures a broad range of standard and application focused linear integrated circuits and discrete semiconductor products using a wide variety of wafer processing technologies. Through the acquisition of Zetex, we acquired a wafer fabrication plant in the U.K. and a package development, assembly and test facility in Germany. In addition, we acquired sales offices in Munich and New York, which are supported by a global network of distributors and manufacturer’s representatives. See Note 3 of “Notes to Consolidated Financial Statements” and “Risk Factors — Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, results of operations and financial condition” in Part I, Item 1A of this Annual Report for additional information.
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
          In 2008, we repurchased $46.5 million principal amount of the Notes for approximately $23.2 million in cash. During 2009, we repurchased $13.6 million principal amount of the Notes for approximately $10.5 million in cash and $34.8 million principal amount of the Notes in exchange for approximately $31.4 million in shares of Common Stock. As of December 31, 2009, we have repurchased a total of $94.9 million principal amount of Notes.
          On January 1, 2009, we changed how we accounted for the Notes as a change in accounting principle. The change in accounting principle required all adjustments to be made retrospectively as of the date of issuance for the Notes and therefore, all periods presented reflect the retrospective adjustments. The Notes may be settled for cash upon conversion. As such, we allocated a portion of the proceeds received from the issuance of the Notes between a liability and equity component by determining the fair value of the liability component using our nonconvertible borrowing rate. The difference between the proceeds of the Notes and the fair value of the liability component was recorded as a discount on the debt with a corresponding offset to additional paid-in capital. The resulting debt discount is amortized as additional non-cash interest expense, which we refer to as amortization of debt discount, over the expected life of the Notes using the effective interest method. See Notes 2 and 11 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

OUR PRODUCTS
          Our product portfolio includes over 6,000 products that are designed for use in high-volume consumer devices such as LCD and LED televisions and LCD panels, set-top boxes, mobile handsets and notebooks. We target and serve end-equipment market segments that we believe have higher growth rates than other end-market segments served by the overall semiconductor industry.
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

➢	Complex high-density diode, transistor and mixed technology arrays, in multi-pin ultra-miniature surface-mount packages, including customer specific and function specific arrays;

➢	Analog products, including power management devices and Hall effect sensors; and

➢	Silicon wafers used in manufacturing these products.
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
          The following table lists the end-markets, some of the applications in which our products are used, and the percentage of net sales for each end-market for the last three years:

End Markets	2007	2008	2009	End product applications
Consumer Electronics	36%	32%	31%	Digital audio players, set-top boxes, digital cameras, mobile handsets, smartphones, LCD and LED TV’s, games consoles, portable GPS
Computing	37%	33%	32%	Notebooks, LCD monitors, PDA’s, printers
Industrial	10%	16%	18%	Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving
Communications	15%	16%	16%	IP in gateways, routers, switches, hubs, fiber optics,
Automotive	2%	3%	3%	Comfort controls, lighting, audio/video players, GPS navigation, satellite radios, electronics
PRODUCT PACKAGING
          Our device packaging technology primarily includes a wide variety of surface-mount packages. Our focus on the development of smaller, more thermally efficient, and increasingly integrated packaging, is a critical component of our product development. We provide a comprehensive offering of miniature and sub-miniature packaging, enabling us to fit components into smaller and more efficient packages, while maintaining the same device functionality and power handling capabilities. Smaller packaging provides a reduction in the height, weight and board space required for our components, and is well suited for battery-powered, hand-held and wireless consumer applications and high-volume consumer devices such as LCD and LED televisions and LCD panels, set-top boxes, mobile handsets and notebooks.

CUSTOMERS
          We serve approximately 250 direct customers worldwide, which consist of OEMs and EMS providers. Additionally, we have approximately 90 distributor customers worldwide, through which we indirectly serve over 10,000 customers. Our customers include: (i) industry leading OEMs in a broad range of industries, such as Bose Corporation, Honeywell International, Inc., Cisco Systems, Inc., LG Electronics, Inc., Motorola, Inc., Quanta Computer, Inc., Sagem Communication, Delta Electronics, Hella, Ltd., and Samsung Electronics Co., Ltd.; (ii) leading EMS providers, such as Celestica, Inc., Flextronics International, Ltd., Hon Hai Precision Industry Co., Ltd., Inventec Corporation, Jabil Circuit, Inc., and Sanmina-SCI Corporation, who build end-market products incorporating our semiconductors for companies such as Apple Computer, Inc., Dell, Inc., EMC Corporation, Intel Corporation, Microsoft Corporation, Thompson, Inc. and Roche Diagnostics; and (iii) leading distributors such as Arrow Electronics, Inc., Avnet, Inc., Future Electronics, Yosun Industrial Corporation, Zenitron Corporation and Rutronic. For the years of 2007, 2008 and 2009, our OEM and EMS customers together accounted for 61.1%, 56.6% and 52.9%, respectively, of our net sales.
          For the years ended December 31, 2007, 2008 and 2009, Lite-On Semiconductor Corporation (LSC), which is also our largest stockholder, (owning approximately 19.1% of our Common Stock as of December 31, 2009), and a member of the Lite-On Group of companies, accounted for approximately 6.2%, 3.5% and 2.1%, respectively, of our net sales. No customer accounted for 10% or more of our net sales in 2007, 2008 and 2009. Also, 11.3%, 9.6% and 6.3% of our net sales were from the subsequent sale of products we purchased from LSC in 2007, 2008 and 2009, respectively. See “Business — Certain relationships and related party transactions” for additional information.
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
          We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, our standard warranty extends for a period of one year from the date of shipment. Warranty expense has not been significant. Generally, our customers may cancel orders on short notice without incurring a penalty.
          Many of our customers are based in Asia or have manufacturing facilities in Asia. Net sales by country consists of sales to customers in that country based on the country to which products are billed. For the year ended December 31, 2009, 30.4%, 28.2%, 17.3%, 11.3% and 12.8% of our net sales were derived from China, Taiwan, the U.S., Europe and all other markets, respectively, compared to 30.0%, 27.4%, 19.8%, 10.6% and 12.2% in 2008, respectively. We anticipate the percentage of net sales shipped to customers in Asia to increase as the trend towards manufacturing in Asia continues. In addition, as a result of the Zetex acquisition we have added significant revenue in Europe.
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
          As of December 31, 2009, our direct global sales and marketing organization consisted of approximately 170 employees operating out of 18 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai and Shenzhen, China; Hong Kong; Beauzelle, France; and Munich, Germany; and we have 9 regional sales offices in the U.S. As of December 31, 2009, we also had approximately 18 independent sales representative firms marketing our products.
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
MANUFACTURING OPERATIONS AND FACILITIES
          We operate two manufacturing facilities located in Shanghai, China, one in Neuhaus, Germany and a joint venture facility in Chengdu, China, and our wafer fabrication facilities are located near Kansas City, Missouri and near Manchester, England. Our facilities in Shanghai and Neuhaus perform packaging, assembly and testing functions, our joint venture facility in Chengdu performs packaging functions, our Kansas City facility is a 5-inch and 6-inch wafer foundry and our Manchester facility is a 6-inch wafer foundry.
          For the years ended at December 31, 2008 and 2009, we had invested approximately $30.0 million and $18.2 million, respectively, in plant and state-of-the-art equipment in China ($214.0 million total investment in China from inception). Both of our facilities in China manufacture product for sale by our U.S., Europe and Asia operations, and also sell to external customers. For the years ended at December 31, 2008 and 2009, we had invested approximately $13.5 million and $25.9 million, respectively, in equipment, including expenses to shut down the 4-inch line and upgrade our 6-inch line in Manchester.
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
          Our manufacturing processes use many raw materials, including silicon wafers, aluminum and copper lead frames, gold wire and other metals, molding compounds and various chemicals and gases. We are continuously evaluating our raw material costs in order to reduce our gold consumption while protecting and maintaining product performance. We have no material agreements with any of our suppliers that impose minimum or continuing supply obligations. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. See “Risk Factors — We depend on third-party suppliers for timely deliveries of raw materials, parts and equipment, as well as finished products from other manufacturers, and our reputation with customers, results of operations and financial condition could be adversely affected if we are unable to obtain adequate supplies in a timely manner.” in Part I, Item 1A of this Annual Report for additional information.
          Our corporate headquarters are located in a leased facility in Dallas, Texas. We also lease or own properties around the world for use as sales and administrative offices, research and development centers, manufacturing facilities, warehouses and logistic centers. The size and/or location of these properties can change from time to time based on our business requirements. In 2008, we purchased land near Dallas, Texas for approximately $4.9 million, which will be the future site of our corporate headquarters. See “Properties” in Part I, Item 2 of this Annual Report for additional information.
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
          Our initial product patent portfolio was primarily composed of discrete technologies. Then, in the late 1990s, our engineers began to research and develop packaging technologies, which produced several important breakthroughs and patents, such as the PowerDI® series of packaging technology to foster our growth in the semiconductor industry.
          We acquired Anachip Corp. in early 2006, a fabless semiconductor company, which initiated our presence in the analog standard product market.
          Through our APD asset acquisition in late 2006, we acquired the SBR® patents and trademark. SBR® is state-of-the-art integrated circuit wafer processing technology, which is able to integrate and improve the benefits of the two existing rectifier technologies into a single device. The creation of a finite conduction cellular IC, combined with inherent design uniformity has allowed manufacturing costs to be kept competitive with the existing power device technology, and thus has produced a breakthrough in rectifier technology.
          In 2008, we acquired Zetex, which subsequently increased our available discrete and analog technologies with valuable patents and trademarks for bipolar transistors and power management products such as LED drivers. LED drivers support a wide range of applications for automotive, safety and security, architecture, and portable lighting and are highly efficient and cost effective.
          Currently, our licensing of patents to other companies is not material. We do, however, license certain product technology from other companies, but we do not consider any of the licensed technology currently to be material in terms of royalties. We believe the duration and other terms of the licenses are appropriate for our current needs. See “Risk Factors — We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and reduction in our intellectual property rights” in Part I, Item 1A of this Annual Report for additional information.
COMPETITION
          Numerous semiconductor manufacturers and distributors serve the discrete and analog semiconductor components market, making competition intense. Some of our larger competitors include Fairchild Semiconductor Corporation, Infineon Technologies A.G., International Rectifier Corporation, ON Semiconductor Corporation, Philips Electronics N.V., Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc., many of which have greater financial, marketing, distribution and other resources than we. Accordingly, we from time to time may reposition product lines or decrease prices, which may affect our sales of, and profit margins on, such product lines. The price and quality of the product, and our ability to design products and deliver customer service in keeping with the customers’ needs, determine the competitiveness of our products. We believe that our product focus, packaging expertise and our flexibility and ability to quickly adapt to customer needs affords us competitive advantages. See “Risk Factors — The semiconductor business is highly competitive, and increased competition may harm our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.
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
          Product development engineers work directly with our semiconductor wafer design and process engineers who develop die designs needed for products that precisely match our customers’ requirements. Direct contact with our manufacturing facilities allows the manufacturing of products that are in line with current technical requirements. We have the capability to capture the customers’ electrical and packaging requirements through their product engineers, and then transfer those requirements to our research and development and engineering department, so the customers’ requirements can be translated, designed, and manufactured with full control, even to the elemental silicon level.

          For the years ended December 31, 2007, 2008 and 2009, Company-sponsored investment in research and development activities was $13.0 million, $21.9 million and $23.8 million, respectively. As a percentage of net sales, research and development expense was 3.2%, 5.1% and 5.5% for 2007, 2008 and 2009, respectively. The increase in 2008 was mainly due to research and development activities associated with the acquisition of Zetex and the increase in 2009 was primarily as a result of having Zetex research and development activities for the entire year, offset by our cost reduction efforts during 2009. For 2010, we anticipate research and development expense to increase as net sales increase and, therefore, remain relatively flat as a percentage of net sales.
EMPLOYEES
          As of December 31, 2009, we employed a total of 3,501 employees, of which 2,757 of our employees were in Asia, 265 were in the United States and 479 were in Europe. None of our employees in Asia or the United States are subject to a collective bargaining agreement, but a majority of our employees in Europe are covered by local labor agreements. We consider our relations with our employees to be satisfactory. See “Risk Factors — We may fail to attract or retain the qualified technical, sales, marketing and management personnel required to operate our business successfully, which could adversely affect on our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.
ENVIRONMENTAL MATTERS
          We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process both in the U.S. and England where our wafer fabrication facilities are located, and in China and Germany where our assembly, test and packaging facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the years ended December 31, 2007, 2008 and 2009, our capital expenditures for environmental controls have not been material. As of December 31, 2009, there were no known environmental claims or recorded liabilities. See “Risk Factors — We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect on our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
          We conduct business with one related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (“LSC”). LSC is our largest stockholder, owning approximately 19.1% of our outstanding Common Stock as of December 31, 2009, and is a member of the Lite-On Group of companies. C.H. Chen, our former President and Chief Executive Officer, currently the Vice Chairman of our Board of Directors, is also Vice Chairman of LSC. Raymond Soong, the Chairman of our Board of Directors, is Chairman of LSC, and is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC. L.P. Hsu, a member of the Board of Directors since May 2007 serves as a consultant to Lite-On Technology Corporation. We consider our relationship with LSC, a member of the Lite-On Group of companies, to be mutually beneficial, and we plan to continue our strategic alliance with LSC.
          We also conduct business with one significant company, Keylink International (B.V.I.) Inc., and its subsidiaries and affiliates (“Keylink”). Keylink is our 5% joint venture partner in our Shanghai manufacturing facilities.
          The Audit Committee of our Board of Directors reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties.
          We sold products to LSC totaling 6.2%, 3.5% and 2.1% of our net sales for the years ended December 31, 2007, 2008 and 2009, respectively, making LSC one of our largest customers. Also for the years ended December 31, 2007, 2008 and 2009, 11.3%, 9.6% and 6.3%, respectively, of our net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC our largest supplier. We also rent warehouse space in Hong Kong from a member of the Lite-On Group, which also provides us with warehousing services at that location. For the years ended December 31, 2007, 2008 and 2009, we paid this entity in aggregate amounts of $0.5 million, $0.7 million and $0.8 million, respectively, for their services. See “Risk Factors — We receive a significant portion of our net sales from a single customer. In addition, this customer is also our largest external supplier and is a related party. The loss of this customer or supplier could harm our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.
          We sell products to, and purchase inventory from, companies owned by Keylink. We sold products to companies owned by Keylink, totaling 0.6%, 0.8% and 2.6% of net sales for the years ended December 31, 2007, 2008 and 2009, respectively. Also for the years ended December 31, 2007, 2008 and 2009, 1.5%, 1.3% and 1.2%, respectively, of our net sales were from semiconductor products purchased from companies owned by Keylink. In addition, our subsidiaries in China lease our Shanghai manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts for these services for the years ended December 31, 2007, 2008 and 2009 were $9.4 million, $10.5 million and $10.7 million, respectively.
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
          Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
          Our website also provides investors access to current and complete financial and corporate governance information including our Code of Business Conduct, as well as press releases, and stock quotes.
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
RISKS RELATED TO OUR BUSINESS
The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our revenues, results of operations and financial condition.
          Weaknesses in the global economy and financial markets can lead to lower consumer discretionary spending and demand for items that incorporate our products in the consumer electronics, computing, industrial, communications and the automotive sectors. A decline in end-user demand can affect our customers’ demand for our products, the ability of our customers to meet their payment obligations and the likelihood of customers canceling or deferring existing orders. Our revenues and operating results could be negatively affected by such actions.
During times of difficult market conditions, our fixed costs combined with lower revenues may have a negative impact on our results of operations and financial condition.
          The semiconductor industry is characterized by high fixed costs. Notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In difficult economic environments we could be faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, our fabrication plants do not operate at full capacity and the costs associated with this excess capacity are expensed immediately and not capitalized into inventory. This was the case at the end of 2008 and beginning of 2009 when our utilization rates declined to abnormally low production levels, which resulted in lower gross margins. The market conditions in the future may adversely affect our utilization rates and consequently our future gross margins, and this, in turn, could have a material negative impact on our business, results of operations and financial condition.
Downturns in the highly cyclical semiconductor industry or changes in end-market demand could adversely affect our results of operations and financial condition.
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
          In addition, we operate in a few narrow markets of the broader semiconductor market and, as a result, cyclical fluctuations may affect these segments to a greater extent than they do to the broader semiconductor market. This may cause us to experience greater fluctuations in our results of operations than compared to some of our broad line semiconductor manufacturer competitors. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end-user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand in the consumer electronics, computer, industrial, communications and automotive sectors. These end-user markets also tend to be cyclical and may also experience changes in demand that could adversely affect our results of operations and financial condition.

The semiconductor business is highly competitive, and increased competition may harm our business, results of operations and financial condition.
          The semiconductor industry in which we operate is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources than we have. As a result, they may be better able to develop new products, market their products, pursue acquisition candidates and withstand adverse economic or market conditions. Most of our current major competitors are broad line semiconductor manufacturers who often have a wider range of product types and technologies than we do. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Fairchild Semiconductor Corporation, Infineon Technologies A.G., International Rectifier Corporation, ON Semiconductor Corporation, Philips Electronics N.V., Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc. We may not be able to compete successfully in the future, and competitive pressures may harm our results of operations and financial condition.
We receive a significant portion of our net sales from a single customer. In addition, this customer is also our largest external supplier and is a related party. The loss of this customer or supplier could harm our business, results of operations and financial condition.
          In 2008 and 2009, LSC, our largest stockholder and one of our largest customers, accounted for 3.5% and 2.1%, respectively, of our net sales. LSC is also our largest supplier, providing us with discrete semiconductor products for subsequent sale by us, which represented approximately 9.6% and 6.3%, respectively, of our net sales, in 2008 and 2009. The loss of LSC as either a customer or a supplier, or any significant reductions in either the amount of products it supplies to us, or the volume of orders it places with us, could materially harm our business, results of operations and financial condition.
Delays in initiation of production at facilities, implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies, results of operations and financial condition.
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
          Our wafer fabrication facilities are located in Kansas City, Missouri, and near Manchester, England, while our facilities in Shanghai, China and Neuhaus, Germany perform packaging, assembly and testing functions and our joint venture in Chengdu, China performs packaging functions. Any disruption of operations at these facilities could have a material adverse effect on our manufacturing efficiencies, results of operations and financial condition.
We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.
          Prices for our products tend to decrease over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of purchasing our products. To remain competitive and retain our customers and gain new ones, we must continue to reduce our costs through product and manufacturing improvements. We must also strive to minimize our customers’ shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. We experienced a decrease in average selling prices (“ASP”) for our products of 6.8% in 2007, an increase of 5.6% in 2008 and a decrease of 2.1% in 2009. At times, we may be required to sell our products at ASP’s below our manufacturing cost or purchase price in order to remain competitive. Our growth and the profit margins of our products will suffer if we cannot effectively continue to reduce our costs and keep our product prices competitive.

Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales, which could adversely effect on our revenues, results of operations and financial condition.
Prior to purchasing our products, our customers require that our products undergo an extensive qualification process, which involves rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the device, changes in the device’s manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may impede our revenues, results of operations and financial condition.
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
Production at our manufacturing facilities could be disrupted for a variety of reasons, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers’ demands and could adversely affect our results of operations and financial condition.
          A disruption in production at our manufacturing facilities could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, disease, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption, and we may not be able to meet our customers’ needs, which could cause them to seek other suppliers. Such disruptions could have an adverse effect on our results of operations and financial condition.
New technologies could result in the development of new products by our competitors and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand, which adversely affect our net sale, market share, results of operations and financial condition.
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

Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive and, since we operate primarily in a narrower segment of the broader semiconductor industry, this may have a greater effect on us than it would if we were a broad-line semiconductor manufacturer with a wider range of product types and technologies. Many of our competitors are larger and more established international companies with greater engineering and research and development resources than us. Our failure to identify or capitalize on any fundamental shifts in technologies in our product markets, relative to our competitors, could harm our business, have a material adverse effect on our competitive position within our industry and harm our relationships with our customers. In addition, to remain competitive, we must continue to reduce package sizes, improve manufacturing yields and expand our sales. We may not be able to accomplish these goals, which could adversely affect our net sale, market share, results of operations and financial condition.
We may be adversely affected by any disruption in our information technology systems, which could adversely affect our cash flows, results of operations and financial condition.
          Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, to coordinate our sales activities across all of our products and services and to coordinate our administrative activities. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins and similar disruptions affecting the global Internet. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our cash flows, results of operations and financial condition.
          As our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. In particular, we have upgraded our financial reporting system and are currently seeking to upgrade other information technology systems. These and any other upgrades to our systems and information technology, or new technology, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with those requirements. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our cash flows, results of operations and financial condition.
          All of our operations, other than Diodes FabTech Inc. and Diodes Zetex Limited, operate on a single technology platform. To manage our international operations efficiently and effectively, we rely heavily on our Enterprise Resource Planning (ERP) system, internal electronic information and communications systems and on systems or support services from third parties. Any of these systems are subject to electrical or telecommunications outages, computer hacking or other general system failure. It is also possible that future acquisitions operate on ERP systems different from ours and that we could face difficulties in integrating operational and accounting functions of new acquisitions. Difficulties in upgrading or expanding our ERP system or system-wide or local failures that affect our information processing could have a material adverse effect on our cash flows, results of operations and financial condition
We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and reduction in our intellectual property rights.
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
We depend on third-party suppliers for timely deliveries of raw materials, parts and equipment, as well as finished products from other manufacturers, and our reputation with customers, results of operations and financial condition could be adversely affected if we are unable to obtain adequate supplies in a timely manner.
          Our manufacturing operations depend upon obtaining adequate supplies of raw materials, parts and equipment on a timely basis from third parties. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials, parts and equipment in a timely manner or if the costs of raw materials, parts or equipment were to increase significantly. Our business could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. Any interruption in, or change in quality of, the supply of raw materials, parts or equipment needed to manufacture our products could adversely affect our reputation with customers, results of operations and financial condition.
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
If we do not succeed in continuing to vertically integrate our business, we will not realize the cost and other efficiencies we anticipate, which could adversely affect our ability to compete, profit margins, results of operations and financial condition.
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

➢	difficulties in continuing expansion of our operations in Asia and Europe, because of the distance from our U.S. headquarters and differing regulatory and cultural environments;

➢	the need for skills and techniques that are outside our traditional core expertise;

➢	less flexibility in shifting manufacturing or supply sources from one region to another;

➢	even when independent suppliers offer lower prices, we would continue to acquire wafers from our captive manufacturing facilities, which may result in us having higher costs than our competitors;

➢	difficulties developing and implementing a successful research and development team; and

➢	difficulties developing, protecting, and gaining market acceptance of, our proprietary technology.
          The risks of becoming a fully integrated manufacturer are amplified in an industry-wide slowdown because of the fixed costs associated with manufacturing facilities. In addition, we may not realize the cost, operating and other efficiencies that we expect from continued vertical integration. If we fail to successfully vertically integrate our business, our ability to compete, profit margins, results of operations and financial condition may suffer.
Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, results of operations and financial condition.
          A significant part of our growth strategy involves acquiring companies with complementary product lines, customers or other capabilities. For example, (i) in fiscal year 2000, we acquired Diodes FabTech Inc., a wafer fabrication company, in order to have our own wafer manufacturing capabilities, (ii) in January 2006, we acquired Anachip Corp. as an entry into standard logic markets, (iii) in

November 2006, we acquired the net operating assets of APD Semiconductor and (iv) in June 2008, we acquired Zetex plc. While we do not currently have any agreements or commitments in place with respect to any material acquisitions, we are in various stages of preliminary discussions, and we intend to continue to expand and diversify our operations by making further acquisitions. However, we may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:
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
We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect on our business, results of operations and financial condition.
          We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process both in the United States and England where our wafer fabrication facilities are located, in China and Germany where our assembly, test and packaging facilities are located, and in Taiwan where our analog products were produced through 2007. Some of these regulations in the United States include the Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur such additional expenses, our product costs could significantly increase, materially affecting our business, financial condition and results of operations. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, results of operations and financial condition. Our operations affected by such requirements include, among others: the disposal of wastewater containing residues from our manufacturing operations through publicly operated treatment works or sewer systems, and which may be subject to volume and chemical discharge limits and may also require discharge permits; and the use, storage and disposal of materials that may be classified as toxic or hazardous. Any of these may result in, or may have resulted in, environmental conditions for which we could be liable.
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

Our products may be found to be defective and, as a result, product liability claims may be asserted against us, which may harm our business, reputation with our customers, results of operations and financial condition.
          Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several cents, whereas the computer maker might sell the personal computer for several hundred dollars. Although we maintain rigorous quality control systems, we shipped approximately 18.1 billion, 18.5 billion and 19.0 billion individual semiconductor devices in years ended at December 31, 2007, 2008 and 2009, respectively, to customers around the world, and in the ordinary course of our business, we receive warranty claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. Although we currently have product liability insurance, we may not have sufficient insurance coverage, and we may not have sufficient resources, to satisfy all possible product liability claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business, reputation, results of operations and financial condition.
We may fail to attract or retain the qualified technical, sales, marketing and management personnel required to operate our business successfully, which could adversely affect on our business, results of operations and financial condition.
          Our future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with these skills is intense. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. For example, we have faced, and continue to face, intense competition for qualified technical and other personnel in Shanghai, China, where our assembly, test and packaging facilities are located. A number of U.S. and multi-national corporations, both in the semiconductor industry and in other industries, have recently established and are continuing to establish factories and plants in Shanghai, China, and the competition for qualified personnel has increased significantly as a result. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, results of operations and financial condition could materially and adversely affected.
We may not be able to maintain our growth or achieve future growth and such growth may place a strain on our management and on our systems and resources, which could adversely affect on our business, results of operations and financial condition.
          Our ability to successfully grow our business within the semiconductor industry requires effective planning and management. Our past growth, and our targeted future growth, may place a significant strain on our management and on our systems and resources, including our financial and managerial controls, reporting systems and procedures. In addition, we will need to continue to train and manage our workforce worldwide. If we are unable to effectively plan and manage our growth effectively, our business and prospects will be harmed and we will not be able to maintain our profit growth or achieve future growth, which could adversely affect on our business, results of operations and financial condition.
Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect on our business, results of operations and financial condition.
          The life cycles of some of our products depend heavily upon the life cycles of the end products into which devices are designed. These types of end-market products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. We may in the future be adversely affected by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end products into which our products are designed. In addition, some customers restrict how far back the date of manufacture for our products can be and certain customers may stop ordering products from us and go out of business due to adverse economic conditions; therefore, some of our products inventory may become obsolete, and thus, adversely affect our business, results of operations and financial condition.

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
          We have credit facilities with financial institutions in U.S., Asia and Europe, as well as other debt instruments, with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of December 31, 2009, our outstanding interest-bearing debt including $135.1 million principal amount of senior convertible notes with a fixed rate of 2.25% and $296.6 million under our “no net cost” loan. An increase of 1.0% in interest rates would increase our annual interest rate expense by approximately $0.1 million, due to the fact that any increase in interest expense related to our “no net cost” loan will be offset by interest earned on our ARS portfolio.
We had a significant amount of debt following the offering of convertible notes. Our substantial indebtedness could adversely affect our business, results of operations, financial condition and our ability to meet our payment obligations under the notes and or other debt.
          Following the offering of senior convertible notes in October 2006 (“Notes”), we had a significant amount of debt and substantial debt service requirements. As of December 31, 2009, we had outstanding debt, including $135.1 million principal amount of Notes with a fixed rate of 2.25% and $296.6 million under our “no net cost” loan with UBS. In addition, $58.6 million is available for future borrowings under our credit facilities in U.S., Asia and Europe, and we are permitted under the terms of our debt agreements to incur substantial additional debt.
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
          Any of the above-listed factors could have an adverse effect on our business, results of operations, financial condition and our ability to meet our payment obligations under the Notes and our other debt.
          In addition, on each of October 1, 2011, 2016 and 2021, Notes holders may require us to purchase all or part of the Notes at 100% of the principal amount at which time we may not have the available funds necessary to purchase the Notes.
Restrictions in our credit facilities may limit our business and financial activities, including our ability to obtain additional capital in the future.
          On November 25, 2009, we entered into a Credit Agreement with Bank of America, N.A. and certain agreements and instruments required by such Credit Agreement to secure a $10 million revolving credit facility and a $10 million uncommitted facility for our general corporate purposes.

          This Credit Agreement contains covenants imposing various restrictions on our business and financial activities. These restrictions may affect our ability to operate our business and undertake certain financial activities and may limit our ability to take advantage of potential business or financial opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens, incur indebtedness, make investments, dissolve or merge or consolidate with or into another entity, disposition of certain property, make restricted payments, issue or sell equity interests, engage in other different material lines of business, conduct related party transactions, enter into certain burdensome contractual obligations and use proceeds from any credit facility to purchase or carry margin stock or to extend credit to others for the same purpose. The Credit Agreement also requires us to meet certain financial ratios, including a fixed charge coverage ratio and a quick ratio.
          Our ability to comply with the Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions, and are subject to the risks stated in this section of the Annual Report. The breach of any of these covenants or restrictions could result in a default under the Credit Agreement. An event of default under the Credit Agreement will permit Bank of America, N.A. to declare all amounts owed under such Credit Agreement to be immediately due and payable in full. Acceleration of our other indebtedness may cause us to be unable to make interest payments for the credit facilities and repay the principal amount of the credit facilities.
Our Auction Rate Securities (“ARS”) are currently illiquid, and UBS AG may not honor its part of the settlement agreement with us to purchase our entire ARS portfolio at any time beginning from June 30, 2010 to July 2, 2012 at par value.
          ARS are generally short-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. These auctions historically allowed existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. Since mid-February 2008, there have been more sellers than buyers at each scheduled interest rate auction date and parties desiring to sell their securities have been unable to do so.
          We have $296.6 million of par value ARS that became illiquid during the first quarter of 2008 due to the failure of the Dutch auction process. We reached a settlement with UBS AG and affiliates (“UBS AG”) in the fourth quarter of 2008, which gives us the option to “put” the ARS portfolio back to UBS AG at any time from June 30, 2010 to July 2, 2012 at par value in exchange for cash. If UBS AG does not have the financial resources, or otherwise fails to repurchase our ARS portfolio, we may be required to hold the ARS until maturity, which would negatively impact our liquidity and working capital, and may require us to reclassify and reduce the fair market value of our ARS and our “put” option. The ARS portfolio includes securities with maturity dates ranging from 18 to 38 years.
          As part of the settlement with UBS AG, we accepted an offer of a “no net cost” loan with one of its affiliates, UBS BANK USA (“UBS Bank”), which is collateralized by our ARS portfolio. The “no net cost” loan initially allowed us to borrow up to 75% of the market value of our ARS portfolio, as determined by UBS Bank, and is subject to collateral maintenance requirements. Under the “no net cost” loan, the interest rate we pay on the “no net cost” loan will not exceed the interest rate earned on the pledged ARS portfolio. Subsequent to the agreement, we drew up to the 75% stated value limit as determined by UBS Bank. On November 10, 2009, we received a credit line up to the full value of our ARS portfolio. Subsequently, we drew up to the full value or $296.6 million of the credit line. As of December 31, 2009, the balance of the “no net cost” loan was $296.6 million and classified as short-term debt.
UBS BANK USA (“UBS Bank”) may demand full or partial repayment of our “no net cost” loan with the UBS Bank at any time at UBS Bank’s sole option and without cause, and UBS Financial Services Inc. may be unable to provide us any alternative financing on substantially same terms and conditions as those of the” no net cost” loan.
          On October 29, 2008, we entered into an ARS settlement with UBS AG and affiliates (“UBS AG”) to provide liquidity for our $296.6 million ARS portfolio. One of the terms of the ARS settlement is that we may accept an offer of a so-called “no net cost” loan from UBS Bank, an affiliate of UBS AG, initially for up to 75% of the market value, as determined by UBS Bank, of our ARS that we pledged as collateral to UBS Bank. On November 10, 2009, we received a credit line up to the full value of our ARS portfolio. Subsequently, we drew up to the full value or $296.6 million of the credit line. As of December 31, 2009, the balance of the “no net cost” loan was $296.6 million and classified as short-term debt. The “no net cost” loan is a demand loan, and UBS Bank may demand full or partial repayment of the loan at any time at UBS Bank’s sole option and without cause. Although the ARS settlement arrangement provides that UBS Financial Services Inc. would (i) support us with alternative financing on substantially same terms and conditions as those of the “no net cost” loan, or (ii) have one of the UBS Entities repurchase our ARS portfolio at par, it is possible that UBS Financial Services Inc. would be unable to provide us such alternative financing. Currently, although we do not expect that UBS Bank would demand full or partial repayment of our outstanding “no net cost” loan, we are unable to provide any assurance that UBS Bank would not do so, and, in case such demand of repayment is made, we are also unable to provide any assurance that UBS Financial Services Inc. would be able to fully satisfy its obligation to provide us with alternative financing on substantially same terms and conditions as those of the “no net cost” loan or that a UBS Entity would repurchase our ARS portfolio at par.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used.
          Certain of our employees in the United Kingdom, Germany and Taiwan participate in Company sponsored defined benefit plans. The defined benefit plan in the U.K is closed to new entrants and is frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. In accounting for these plans, we are require to make actuarial assumptions that are used to calculate the earning value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, and mortality rates. While we believe the underlying assumptions, under the projected unit credit method are appropriate, the carrying value of the related assets and liabilities and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used.
Due to the recent fluctuations in the United Kingdom’s equity markets and bond markets, changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and financial condition.
          The asset value of our defined benefit plan (the “plan”) has been volatile over the past year due primarily to wide fluctuations in the United Kingdom’s equity markets and bond markets. The plan assets consist primarily of high quality corporate bonds and stocks traded on the London Stock Exchange and are determined from time to time based on their fair value, requiring us to utilize certain actuarial assumptions for the plan’s fair value determination.
          As of December 31, 2009, the benefit obligation of the plan was approximately $117.5 million and total assets in such plan were approximately $88.2 million. Therefore, the plan was underfunded by approximately $29.3 million. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.
          Any fluctuations in the United Kingdom’s equity markets and bond markets or changes in several key actuarial assumptions, including, but not limited to, changes in discount rate, estimated return on the plan and mortality rates, can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future funding requirements. In the event that actual results differ from the actuarial assumptions or actuarial assumptions are changed, the funding status of the plan may change. Any deficiency in the funding of the plan could result in additional charges to equity and an increase in future plan expense and cash contribution. A significant increase in our funding requirements could have a negative impact on our results of operations and financial condition.
There are risks associated with previous and future acquisitions. We may ultimately not be successful in overcoming these risks or any other problems encountered in connection with acquisitions.
          The risks commonly encountered in acquisitions of companies include, among other things, higher than anticipated acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the companies, the difficulty of bringing standards, procedures and controls into conformance with our operations, the ability to coordinate our new products and process development, the ability to hire additional management and other critical personnel, the ability to increase the scope, geographic diversity and complexity of our operations, difficulties in consolidating facilities and transferring processes and know-how, difficulties in reducing costs, prolonged diversion of our management’s attention from the management of our business, the ability to clearly define our present and future strategies, the loss of key employees and customers as a result of changes in management and any geographic distances may make integration slower and more challenging. We may ultimately not be successful in overcoming these risks or any other problems encountered in connection with acquisitions.
          In addition, any acquisition may cause large one-time expenses as well as create goodwill and other intangible assets that may result in significant asset impairment charges in the future.
If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal control over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our Common Stock.
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
Terrorist attacks, or threats or occurrences of other terrorist activities, whether in the United States or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our results of operations and financial condition.
          Terrorist attacks, or threats or occurrences of other terrorist or related activities, whether in the United States or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our profitability. Future terrorist or related activities could affect our domestic and international sales, disrupt our supply chains and impair our ability to produce and deliver our products. Such activities could affect our physical facilities or those of our suppliers or customers. Such terrorist attacks could cause seaports or airports, to or through which we ship, to be shut down, thereby preventing the delivery of raw materials and finished goods to or from our manufacturing facilities in Shanghai, China, Neuhaus, Germany and our wafer fabrication facilities near Kansas City, Missouri, or Manchester, England, or to our regional sales offices. Due to the broad and uncertain effects that terrorist attacks have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results of operations and financial condition.
RISKS RELATED TO OUR INTERNATIONAL OPERATIONS
Our international operations subject us to risks that could adversely affect our operations.
          We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located overseas in China. In 2007, 2008 and 2009, net sales to customers outside the United States represented 79.7%, 80.2% and 82.7%, respectively, of our net sales. There are risks inherent in doing business internationally, and any or all of the following factors could cause harm to our business:
➢	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

➢	compliance with trade or other laws in a variety of jurisdictions;

➢	trade restrictions, transportation delays, work stoppages, and economic and political instability;

➢	changes in import/export regulations, tariffs and freight rates;

➢	difficulties in collecting receivables and enforcing contracts;

➢	currency exchange rate fluctuations;

➢	restrictions on the transfer of funds from foreign subsidiaries to the United States;

➢	the possibility of international conflict, particularly between or among China, Taiwan, England and the United States;

➢	legal regulatory, political and cultural differences among the countries in which we do business;

➢	longer customer payment terms; and

➢	changes in U.S. or foreign tax regulations.
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
          Changes in the political environment or government policies in those jurisdictions could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between or among China, Taiwan, Hong Kong or England and the United States could result in restrictions or prohibitions on our operations or the sale of our products or the forfeiture of our assets in these jurisdictions. There can be no certainty as to the application of the laws and regulations of these jurisdictions in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities, resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions. The possibility of political conflict between these countries or with the United States could have an adverse impact upon our ability to transact business in these jurisdictions and to generate profits.
A slowdown in the Chinese economy could limit the growth in demand for electronic devices containing our products, which would have a material adverse effect on our business, results of operations and prospects.
We believe that an increase in demand in China for electronic devices that include our products will be an important factor in our future growth. Although the Chinese economy has grown significantly in recent years, there can be no assurance that such growth will continue. Any weakness in the Chinese economy could result in a decrease in demand for electronic devices containing our products and, thereby, materially and adversely affect our business, results of operations and prospects.
Economic regulation in China could materially and adversely affect our business, results of operations and prospects.
We have a significant portion of our manufacturing capacity in China. In addition, in 2009 30.4% of our total sales were billed to customers in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China and, thereby, have a material adverse effect on our business, results of operations and prospects.
We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
          The United States’ Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that may have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning FCPA and related anti-bribery laws. We have set up procedures and controls to monitor internal and external compliance. There can be no assurance that our internal controls and procedures always will protect us from reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations (either due to our own acts or inadvertence, or due to the acts or inadvertence of others), we could incur criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
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
          As an incentive for establishing our manufacturing subsidiaries in China, we received preferential tax treatment. In addition, in conjunction with the acquisition of Anachip, we also receive preferential tax treatment in Taiwan. Governmental changes in foreign tax law may cause us not to be able to continue receiving these preferential tax treatments in the future, which may cause an increase in our income tax expense, thereby reducing our net income.
The distribution of any earnings of our foreign subsidiaries to the United States may be subject to U.S. income taxes, thus reducing our net income.
          With the establishment of our holding companies in 2007, we intend to permanently reinvest overseas all earnings from foreign subsidiaries. Although we intend to permanently reinvest overseas all earnings, certain unusual circumstances may require us to repatriate funds. This was the case during the first quarter of 2009, in which we repatriated approximately $28.5 million of accumulated earnings from one of our Chinese subsidiaries, resulting in additional non-cash federal and state income tax expense of approximately $10.6 million.
          As of December 31, 2009, accumulated and undistributed earnings of our subsidiaries in China were approximately $143 million, which we considered as a permanent investment.
          As of December 31, 2009, we have undistributed earnings from non-U.S. operations of approximately $164 million (including approximately $24 million of restricted earnings, which are not available for dividends). Additional federal and state income taxes of approximately $39 million would be required should such earnings be repatriated to the U.S.
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
          We have experienced substantial variations in net sales, gross profit margin and operating results from quarter to quarter. We believe that the factors that influence this variability of quarterly results include:
➢	strength of the global economy and the stability of the financial markets;

➢	general economic conditions in the countries where we sell our products;

➢	seasonality and variability in the computing and communications market and our other end-markets;

➢	the timing of our and our competitors’ new product introductions;

➢	product obsolescence;

➢	the scheduling, rescheduling and cancellation of large orders by our customers;

➢	the cyclical nature of demand for our customers’ products;

➢	our ability to develop new process technologies and achieve volume production at our fabrication facilities;

➢	changes in manufacturing yields;

➢	changes in gross profit margins;

➢	adverse movements in exchange rates, interest rates or tax rates; and

➢	the availability of adequate supply commitments from our outside suppliers or subcontractors.
          Accordingly, a comparison of our results of operations from period to period is not necessarily meaningful to investors and our results of operations for any period do not necessarily indicate future performance. Variations in our quarterly results may trigger volatile changes in our stock price.
We may enter into future acquisitions and take certain actions in connection with such acquisitions that could adversely affect the price of our Common Stock.
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

          Our directors, executive officers and our affiliate, LSC, beneficially own approximately 25.9% of our outstanding Common Stock, including options to purchase shares of our Common Stock that are exercisable within 60 days of December 31, 2009. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our Common Stock.
          LSC, our largest stockholder, owns approximately 19.1% (approximately 8.4 million shares) of our Common Stock. Some of our directors and executive officers may have potential conflicts of interest because of their positions with LSC or their ownership of LSC common stock. Some of our directors are LSC directors and officers, and the non-employee Chairman of our Board of Directors is Chairman of the board of LSC. L.P. Hsu, a member of the Board of Directors since May 2007 serves as a consultant to Lite-On Technology Corporation. Several of our directors and executive officers own LSC common stock and hold options to purchase LSC common stock. Service on our Board of Directors and as a director or officer of LSC, or ownership of LSC common stock by our directors and executive officers, could create, or appear to create, actual or potential conflicts of interest when directors and officers are faced with decisions that could have different implications for LSC and us. For example, potential conflicts could arise in connection with decisions involving the Common Stock owned by LSC, or under the other agreements we may enter into with LSC. LSC was our largest external supplier of discrete semiconductor products for subsequent sale by us. In 2008 and 2009, approximately 9.6% and 6.3%, respectively, of our net sales were from products manufactured by LSC. In addition to being our largest external supplier of finished products in each of these periods, we sold products to LSC totaling 3.5% and 2.1%, respectively, of our net sales during such periods, making LSC one of our largest customers.
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
Conversion of our convertible senior notes will dilute the ownership interest of existing stockholders, including stockholders who had previously converted their notes.
          To the extent we issue Common Stock upon conversion of the Notes, the conversion of some or all of the Notes will dilute the ownership interests of existing stockholders, including stockholders who have received Common Stock upon prior conversion of the Notes. Any sales in the public market of the Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Common Stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our Common Stock.
Non-cash tender offers, debt equity swaps or equity exchanges to consummate our business activities are likely to have the effect of diluting the ownership interest of existing stockholders, including qualified stockholders who receive shares of our common stock in such business activities.
          We, from time to time, may utilize non-cash tender offers, debt equity swaps or equity exchanges in accordance with the guidance and rules promulgated by the United States Securities and Exchange Commission to consummate our business activities. Such means to consummate our business activities will likely involve issuance of our Common Stock in large quantities and will subsequently dilute the ownership interest of existing stockholders, including stockholders who receive shares of our Common Stock in such business activities. Any sales in the public market of the newly issued Common Stock could adversely affect prevailing market prices of our Common Stock. In addition, utilizing non-cash tender offers, debt equity swaps or equity exchanges as means to consummate our business activities may encourage short selling because such utilization could depress the price of our Common Stock.
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
Anti-takeover effects of certain provisions of Delaware law and our Certificate of Incorporation and Bylaws, may hinder a take-over attempt.
          Some provisions of Delaware law, our certificate of incorporation and bylaws may be deemed to have an anti-takeover effect and may delay or prevent a tender offer or takeover attempt, including those attempts that might result in a premium over the market price for the shares held by stockholders.
Section 203 of Delaware General Corporation Law may deter a take-over attempt.
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
Certificate of Incorporation and Bylaw Provisions may deter a take-over attempt.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
          Our primary physical properties at December 31, 2009, were as follows:

Primary use	Location	Lease expiration	Sq. Ft.
Headquarters/R&D center	Dallas, Texas	February 2012	13,000
Sales/Administrative office	Westlake Village, California	Monthly	4,500
Sales office/R&D center	San Jose, California	July 2010	4,000
Regional sales office	Amherst, New Hampshire	Monthly	< 1,000
Regional sales office	Lemont, Illinois	Monthly	< 1,000
Regional sales office	Fountain Valley, California	Monthly	< 1,000
Regional sales office	Brookline, New Hampshire	Monthly	< 1,000
Regional sales office	Great River, New York	December 2013	2,000
Regional sales office	Beauzelle, France	February 2012	< 1,000
Regional sales office	Shanghai, China	October 2010	4,000
Regional sales office	Shenzhen, China	April 2012	5,000
Regional sales office	Kwai Fong, Hong Kong	Monthly	4,200
Regional sales office	Munich, Germany	July 2011	10,600
Regional sales office	Gyeonggi-do, Korea	December 2010	1,400
Warehouse/Logistics center	Kowloon Bay, Hong Kong	March 2011	10,000
Warehouse	Taipei, Taiwan	July 2010	3,000
R&D center	Hsinchu, Taiwan	Monthly	31,000
Manufacturing facility/Logistics	Shanghai, China	February 2012	145,000
Manufacturing facility/Logistics	Shanghai, China	March 2012	112,000
Manufacturing facility/R&D center	Lee’s Summit, Missouri	June 2013	70,000
Manufacturing facility/R&D center	Manchester, England	Owned	156,000
Manufacturing facility	Neuhaus, Germany	Owned	52,500
Warehouse	Taipei, Taiwan	Owned	12,000
Sales office	Taipei, Taiwan	Owned	11,000
Administrative office	Taipei, Taiwan	Owned	24,000
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
Integrated Discrete Devices, LLC. v. Diodes Incorporated, C.A. No. 08-888 (GMS) (D. Del.)
          On November 25, 2008, Integrated Discrete Devices, LLC (“IDD”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware (the “Court”) under the patent laws of the United States, 35 U.S.C. §§ 100 et seq., alleging that the Company has been and is infringing, actively inducing others to infringe, or contributing to the infringement of IDD’s United States Patent No. 5,825,079 (the “‘079 patent”) by making, using, selling, offering to sell, or importing diode products embodying the patented invention, including, but not limited to, its Super Barrier Rectifier (or SBR ®) diodes. IDD’s complaint further alleges that the Company has been and is infringing the ‘079 patent with knowledge of the patent, and thus the Company’s infringement is willful and that the Company will continue to infringe the ‘079 patent unless and until it is enjoined by the Court. IDD’s complaint further alleges that the Company has caused and will continue to cause IDD irreparable injury and damage by infringing the ‘079 patent and that IDD will suffer further irreparable injury unless and until the Company is enjoined from infringing the ‘079 patent. IDD’s complaint seeks that the Court enter judgment that the Company infringes the ‘079 patent and enter an order permanently enjoining the Company from infringing the ‘079 patent. IDD also seeks unspecified damages together with pre-judgment and post-judgment interest and costs, treble damages, additional damage, an injunction, attorneys’ fees, expenses and costs as well as other relief.
          On January 23, 2009, the Company filed an answer and counterclaims to IDD’s complaint. Fact discovery is currently scheduled to close on March 26, 2010. A claim construction hearing is currently scheduled for April 28, 2010. Trial is presently scheduled to begin on March 14, 2011.
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
Item 4. Submission of Matters to a Vote of Security Holders
          No matter was submitted by us to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
          Our Common Stock is traded on the Nasdaq Global Select Market (“NasdaqGS”) under the symbol “DIOD.” In July 2000, November 2003, December 2005 and July 2007, we effected 50% stock dividends in the form of three-for-two stock splits. The following table shows the range of high and low closing sales prices per share for our Common Stock for each fiscal quarter from January 1, 2008 as reported by NasdaqGS.

	Closing Sales Price of
Calendar Quarter	Common Stock
Ended	High	Low
First quarter (through February 22, 2010)	$20.85	$16.68

Fourth quarter 2009	20.87	15.47
Third quarter 2009	21.83	15.11
Second quarter 2009	16.32	11.24
First quarter 2009	11.27	5.59

Fourth quarter 2008	17.13	3.44
Third quarter 2008	28.26	17.31
Second quarter 2008	30.93	22.55
First quarter 2008	29.71	20.22
Holders and Recent Stock Price
          On February 22, 2010, the closing sales price of our Common Stock as reported by NasdaqGS was $20.41, and there were approximately 500 holders of record of our Common Stock.
Dividends
          We have never declared or paid cash dividends on our Common Stock, and currently do not intend to pay dividends in the foreseeable future as we intend to retain any earnings for use in our business. Our credit agreement with Bank of America permits us to pay dividends to our stockholders so long as we are not in default and are in continuing operation at the time of such dividend. The payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions. There have been no repurchases of Common Stock in our history.
Securities Authorized for Issuance Under Equity Compensation Plans
          The information regarding the Company’s equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company’s 2010 definitive Proxy Statement into Item 12 of Part III of this Annual report.

Performance Graph
          Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2009. The graph is not necessarily indicative of future price performance.
          The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.
5 YEAR CUMULATIVE TOTAL RETURN SUMMARY

		2004	2005	2006	2007	2008	2009
DIODES INC	Return %		105.79	14.28	27.13	-79.85	236.78
	Cum $	100.00	205.79	235.17	298.97	60.25	202.92
NASDAQ Composite-Total Returns	Return %		2.12	10.39	10.65	-39.98	45.36
	Cum $	100.00	102.12	112.73	124.73	74.87	108.83
NASDAQ Industrials Index	Return %		0.75	13.57	4.88	-44.84	-4.42
	Cum $	100.00	100.75	114.42	120.01	66.19	63.27

Source: Data provided by Zacks Investment Research, Inc., copyright 2010. Used with permission. All rights reserved.
          The graph assumes $100 invested on December 31, 2004 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.
Issuer Purchases of Equity Securities
          We may from time to time seek to repurchase our outstanding Notes in the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

          The following table provides information regarding the repurchases of our Notes during the fourth quarter of 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Principal	(b) Average Price Paid
	Amount of Notes	per $1.00 Principal
Period	Purchased	Amount
December 1, 2009 to December 31, 2009	$4,000,000	$0.97
Total	$4,000,000	$0.97
          Between December 16 and December 23, 2009, the Company repurchased $4.0 million aggregate principal amount of the Company’s 2.25% Convertible Senior Notes due 2026 (the “Notes”) for approximately $3.9 million in cash. In addition, the Company paid $18,969 in cash, representing all accrued but unpaid interest on these Notes.

Item 6. Selected Financial Data
          The following selected consolidated financial data for the fiscal years ended December 31, 2005 through 2009 is qualified in its entirety by, and should be read in conjunction with, the other information and consolidated financial statements, including the notes thereto, appearing elsewhere herein. Certain amounts as presented in the accompanying consolidated financial statements have been reclassified to conform to 2009 financial statement presentation and the retrospective adjustments associated with the change in accounting principle.

	Years ended December 31,
(In thousands, except per share data)	2005	2006	2007	2008	2009
Income Statement Data
Net sales	$214,765	$343,308	$401,159	$432,785	$434,357
Gross profit	74,377	113,892	130,379	132,528	121,207
Selling, general and administrative	30,183	47,817	55,127	68,373	70,396
Research and development	3,713	8,237	12,955	21,882	23,757
Amortization of acquisition-related intangible assets	—	360	836	3,706	4,665
In-process research and development	—	—	—	7,865	—
Restructuring	—	—	1,061	4,089	(440)
Total operating expenses	33,896	56,414	69,979	105,915	98,378
Income from operations	40,481	57,478	60,400	26,613	22,829
Interest income	819	6,699	18,117	11,991	4,871
Interest expense	(598)	(1,815)	(6,511)	(9,044)	(7,471)
Amortization of debt discount	—	(1,712)	(9,996)	(10,690)	(8,302)
Other income (expense)	406	(1,212)	(225)	9,501	(777)
Income before income taxes and noncontrolling interest	41,108	59,438	61,785	28,371	11,150
Income tax provision (benefit)	6,685	11,033	5,655	(2,158)	1,302
Net income	34,423	48,405	56,130	30,529	9,848
Less: net income attributable to noncontrolling interest	(1,094)	(1,289)	(2,376)	(2,290)	(2,335)
Net income attributable to common stockholders	33,329	47,116	53,754	28,239	7,513
Earnings per share attributable to common stockholders: (1)
Basic	$0.96	$1.23	$1.36	$0.69	$0.18
Diluted	$0.86	$1.14	$1.27	$0.66	$0.17
Number of shares used in computation (1)
Basic	34,752	38,443	39,601	40,709	42,237
Diluted	38,842	41,502	42,331	42,638	43,449

	As of December 31,
	2005	2006	2007	2008	2009
Balance Sheet Data
Total assets	$289,515	$622,139	$701,911	$890,712	$1,021,898
Working capital	146,651	395,354	451,801	209,565	354,309
Long-term debt, net of current portion	4,865	181,097	189,794	372,597	124,797
Total Diodes Incorporated stockholders’ equity	225,474	327,403	396,931	390,159	440,634

(1)	Adjusted for the effect of 3-for-2 stock splits in December 2005 and July 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Highlights for the Year Ended December 31, 2009
➢	Net sales for 2009 increased to $434.4 million, an increase from $432.8 million in 2008, which included seven months of Zetex revenues;

➢	Gross profit for 2009 was $121.2 million, or 27.9% of net sales;

➢	Net income attributable to common stockholders was $7.5 million.

➢	On November 10, 2009, the credit line on our “no net cost” loan from UBS BANK USA (“UBS Bank”) was increased to the full value of our ARS portfolio; and

➢
During 2009, we repurchased $13.6 million principal amount of our 2.25% Convertible Senior Notes due 2026 (“Notes”) for approximately $10.5 million in cash and $34.8 million principal amount of our Notes for approximately $31.4 million in shares of Common Stock.

Business Outlook
          For 2010 we expect to see improvements in demand and order rates, increased production of previous design wins at new customers, the introduction of new product applications for existing customers and improved capacity utilization primarily at our wafer fabrication facilities. In addition, we expect our business to continue to benefit from the increasing demand in China, as we consider the China market a major growth driver for our business. Our strategy is to continue to enhance our position as a leading global manufacturer and supplier of high-quality semiconductor products, and to continue to add other complementary product lines, such as power management products, using our packaging technology capability. The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, which in term affect our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and end-user consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the recent volatility in the equity and credit markets as we continue to execute on the strategy that has proven successful for us over the years. Although the current economy creates a more challenging environment for all businesses, we believe the decisive measures taken in response to the global economic downturn, including our cost reduction initiative, have properly positioned us for our recent return to a profitable growth model and that over the long-term we are well positioned for future growth. See “Risk Factors — The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our revenues, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.
Overview
          At the end of 2008 and in the beginning of 2009, we saw a slowdown in global economic activity and a decrease in global demand for our products and, therefore, implemented cost reduction initiatives and focused on cash flows from operations. During the first quarter of 2009, we strengthened our inventory position, completed the cost reduction initiatives and continued to focus on cash flows from operations. During the second and third quarters of 2009, as we continued to focus on cash flows, we saw continued

improvements in demand and order rates, increased production of previous design wins at new customers, introduced new product applications for existing customers and improved capacity utilization primarily at our packaging facilities, which were near full utilization by the end of the third quarter. During the fourth quarter of 2009, our business continued to benefit from the continued strength in China, combined with general improvements in North America and Europe and improved capacity utilization at our wafer fabrication facilities. While cash preservation was the focus during most of 2009, in the fourth quarter of 2009, we resumed certain expenditures, such as authorizations for capital expenditures, to their normal range of 10% to 12% of net sales.
          Although 2009 was a turbulent year due to global economic factors, our long-term strategy has never changed and for 2010, we look to continue to enhance our position as a leading global manufacturer and supplier of high-quality semiconductor products, and to continue to add other complementary product lines, such as power management products, using our packaging technology capability.
          As described in “Business — Our Strategy” in Part I, Item 1 of this Annual Report, the principal elements of our strategy include the following:
➢	Continue to rapidly introduce innovative discrete and analog semiconductor products;

➢	Expand our available market opportunities;

➢	Maintain intense customer focus;

➢	Enhance cost competitiveness; and

➢	Pursue selective strategic acquisitions.
          In implementing this strategy, the following factors have affected, and, we believe, will continue to affect, our results of operations:
➢
Although we have seen increased demand for our products during 2009, the recent economic downturn has affected our 2009 results in which we did not sustain our historical growth rate. For 2010, we anticipate continued improvement in demand and order rates and improvements in capacity utilization at our wafer fabrication facilities.

➢
For the years ended December 31, 2007, 2008 and 2009, our original equipment manufactures (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for 61.1%, 56.6% and 52.9% of total sales, respectively, while our global network of distributors accounted for 38.9%, 43.4% and 47.1% of total sales, respectively.

➢
We have experienced substantial pressure from our customers and competitors to reduce the selling price of our products. See “Risk Factors — We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins” in Part I, Item 1A of this Annual Report for additional information. As we look forward to 2010, we expect any future improvements in net income to result primarily from increases in sales volume and improvements in product mix.

➢
Sales of new products (products that have been sold for three years or less) for the years ended December 31, 2007, 2008 and 2009 amounted to 35.1%, 26.9% and 14.9% of total sales, respectively, including the contribution of recent acquisitions. The sale of new products for 2009 were lower than those for 2008 and 2007 due primarily to a portion of our analog product revenue from Anachip Corp. developed in 2006 and earlier no longer being included in the overall calculation for new products for 2009 as these products were developed more then three years ago. Although sales of new products were lower in 2009 compared to 2008, we have seen recent improvements, primarily in the LED drivers, Hall effect sensors, SBR® devices and bi-polar products. New products generally have gross profit margins that are higher than the margins of our standard products. We believe the sales from new products is an important measure given the short life cycles of some of our products. Our net sales of new products as a percentage of our net sales will depend on the demand for our standard products, as well as our product mix. See “Risk Factors - Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect on our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

➢
Our gross profit margin was 27.9% in 2009, compared to 30.6% in 2008 and 32.5% in 2007. Our gross profit margin decrease in 2009 was affected by lower capacity utilization at our manufacturing operations primarily due to the recent economic downturn and the decrease in demand for our products. Future gross profit margins will depend primarily on our utilization, product mix, cost savings, and the demand for our products. During the first quarter of 2009, the capacity utilization at our packaging facilities decreased to approximately 50%, but has since improved to full capacity utilization by the end of 2009. In addition, during the third and fourth quarter of 2009, we have seen improvements in our capacity utilization at our wafer fabrication facilities and expect further improvements in utilization going into 2010.

➢
For 2009, the percentage of our net sales derived from our Asian subsidiaries was 76.8%, compared to 74.2% in 2008 and 75.4% in 2007. We expect our net sales to the Asian market to increase as a percentage of our total net sales as a result of our customers’ continuing to shift their manufacturing of electronic products to Asia.

➢	As a result of the Zetex acquisition we have added significant revenue in Europe. As such, Europe accounted for approximately 10.0% and 10.4% of our revenues in 2008 and 2009, respectively.

➢
As of December 31, 2009, we had invested approximately $214.0 million in our manufacturing facilities in China. During 2009, we invested approximately $18.2 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

➢
For 2009, our capital expenditures were approximately 6% of our net sales, which is a reduction from our historical 10% to 12% model but in line with our cost reduction initiatives implemented in the first quarter of 2009. While cash preservation was our focus during most of 2009, for 2010, we intend to resume capital expenditures to their normal range of 10% to 12% of net sales.

➢
We increased our investment in research and development from $21.9 million in 2008 to $23.8 million in 2009, primarily as a result of the Zetex acquisition. In 2009, research and development expenses were approximately 5.5% of net sales. For 2010, we expect research and development to increase in absolute dollars as we anticipate continued improvement in demand but remain comparable as a percentage of net sales.

Convertible Senior Notes
          On October 12, 2006, we issued and sold Notes with an aggregate principal amount of $230 million due 2026, which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. The Notes will be convertible into cash or, at our option, cash and shares of our Common Stock based on an initial conversion rate, subject to adjustment, of 25.6419 shares (split adjusted) per $1,000 principal amount of Notes (which represents an initial conversion price of $39.00 per share, split adjusted), in certain circumstances. In addition, following a “make-whole fundamental change” that occurs prior to October 1, 2011, we will, at our option, increase the conversion rate for a holder who elects to convert its Notes in connection with such “make-whole fundamental change,” in certain circumstances.
          In 2008, we repurchased $46.5 million principal amount of the Notes for approximately $23.2 million in cash. During 2009, we repurchased $13.6 million principal amount of the Notes for approximately $10.5 million in cash and $34.8 million principal amount of the Notes in exchange for approximately $31.4 million in shares of Common Stock. As of December 31, 2009, we have repurchased a total of $94.9 million principal amount of Notes.
          On January 1, 2009, we changed how we accounted for our Notes as a change in accounting principle. The change in accounting principle required all adjustments to be made retrospectively as of the date of issuance for the Notes and therefore, all periods presented reflect the retrospective adjustments. The Notes may be settled for cash upon conversion. As such, we allocated a portion of the proceeds received from the issuance of the Notes between a liability and equity component by determining the fair value of the liability component using our nonconvertible borrowing rate. The difference between the proceeds of the Notes and the fair value of the liability component was recorded as a discount on the debt with a corresponding offset to additional paid-in capital. The resulting debt discount is amortized as additional non-cash interest expense, which we refer to as amortization of debt discount, over the expected life of the Notes using the effective interest method. See Notes 2 and 11 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.
Recent Acquisitions
          On June 9, 2008, we completed the acquisition of all the outstanding ordinary capital stock of Zetex, a company incorporated under the laws of England and Wales. The Zetex shareholders received 85.45 pence in cash per Zetex ordinary share, valuing the fully diluted share capital of Zetex at approximately U.S.$176.3 million (based on a USD:GBP exchange rate of 1.9778), excluding acquisition costs, fees and expenses. In addition, in order to finance the acquisition, we entered into a loan agreement for $165 million that was later replaced with a “no net cost” loan. See “Debt instruments” below for additional information about the “no net cost” loan. Zetex designs and manufactures a broad range of standard and application focused linear integrated circuits and discrete semiconductor products using a wide variety of wafer processing technologies. Through the acquisition of Zetex, we acquired a wafer fabrication plant in the U.K. and a package development, assembly and test facility in Germany. In addition, we acquired sales offices in Munich and New York and is supported by a global network of distributors and manufacturer’s representatives. See Note 3 of “Notes to Consolidated Financial Statements” and “Risk Factors — Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, results of operations and financial condition” in Part I, Item 1A of this Annual Report for additional information.
Description of Sales and Expenses
          Net sales
          The principal factors that have affected or could affect our net sales from period to period are:
➢	The condition of the economy in general and of the semiconductor industry in particular,

➢	Our customers’ adjustments in their order levels,

➢	Changes in our pricing policies or the pricing policies of our competitors or suppliers,

➢	The addition or termination of key supplier relationships,

➢	The rate of introduction and acceptance by our customers of new products,

➢	Our ability to compete effectively with our current and future competitors,

➢	Our ability to enter into and renew key corporate and strategic relationships with our customers, vendors and strategic alliances,

➢	Changes in foreign currency exchange rates,

➢	A major disruption of our information technology infrastructure, and

➢	Unforeseen catastrophic events, such as armed conflict, terrorism, fires, typhoons and earthquakes.
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
          Research and development expenses
          Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development expenses are primarily associated with our wafer facilities near Kansas City, Missouri and Manchester, England and our manufacturing facilities in China, as well as with our engineers in the U.S. and Taiwan. All research and development expenses are expensed as incurred.
          Amortization of acquisition- related intangible assets
          Amortization of acquisition-related intangible assets consist of amortization of acquisition-related intangible assets, such as developed technologies and customer relationships.
          In-process research and development
          In-process research and development (“IPR&D”) expenses consist of immediately expensed IPR&D related to acquisitions prior to 2009, which had not yet reached technological feasibility and had no alternative future use as of the acquisition date in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.
          Restructuring charge
          Restructuring charge consists of charges to reduce our cost structure to enhance operating effectiveness and improve profitability.

          Interest income / expense
          Interest income consists of interest earned on our cash and investment balances. Interest expense consists of interest payable on our outstanding credit facilities, “no net cost” loan and other debt instruments including the stated rate on our Notes.
          Amortization of debt discount
          Amortization of debt discount consists of non-cash amortization expense related to our Notes.
          Income tax provision
          Our global presence requires us to pay income taxes in a number of jurisdictions. In general, earnings in the U.S. are currently subject to tax rates of 35%. In Taiwan, earnings are subject to 25% income tax rate in 2009 and 20% in 2010. In addition, Taiwan earnings are subject to an additional 10% retained earnings tax should the Taiwan earnings not be distributed. As an incentive for the formation of Anachip Corp., its earnings are subject to a five-year tax holiday (subject to certain qualifications of Taiwanese tax law). Earnings in Hong Kong are subject to a 16.5% tax for local sales or local source sales; all other Hong Kong sales are not subject to foreign income taxes. Earnings in Taiwan and Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by our China subsidiaries and sold to customers outside of Taiwan and Hong Kong, respectively. The U.S. tax rate on this Subpart F income is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, we receive credit against our U.S. tax liability for income taxes paid by our foreign subsidiaries.
          In addition, the earnings of Shanghai Kai Hong Technology Co., Ltd., which is located in the Songjiang Export Zone of Shanghai, China, were subject to a 12.5% tax rate in 2009. Due to its qualification as a high technology company, the earnings of Shanghai Kai Hong Electronic Co., Ltd. were subject to 15% tax rate in 2009.
          On June 9, 2008, the Company completed the acquisition of all the outstanding ordinary capital stock of Zetex. Earnings in the United Kingdom are currently subject to a tax rate of 28% and its earnings in Hong Kong are subject to a 16.5% tax rate. In addition, earnings in Germany are subject to a 30% tax rate.
          See Note 16 of “Notes to Consolidated Financial Statements” for additional information.

Results of Operations
          The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period. All per share amounts have been adjusted to reflect the three-for-two stock splits in December 2005 and July 2007.

	Percent of Net sales					Percentage Dollar Increase (Decrease)
	Year Ended December 31,					Year Ended December 31,
	2005	2006	2007	2008	2009	05 to ‘06	06 to ‘07	07 to ‘08	08 to 09
Net sales	100%	100%	100%	100%	100%	59.9%	16.9%	7.9%	0.4%

Cost of goods sold	(65.4)	(66.8)	(67.5)	(69.4)	(72.1)	63.4	18.0	10.9	4.3

Gross profit	34.6	33.2	32.5	30.6	27.9	53.1	14.5	1.6	(8.5)
Operating expenses (1)	(15.8)	(16.4)	(17.4)	(24.5)	(22.6)	66.4	24.0	51.4	(7.1)

Income from operations	18.8	16.8	15.1	6.1	5.3	42.0	5.1	(55.9)	(14.2)
Interest income	0.4	2.0	4.5	2.8	1.1	717.9	170.4	(33.8)	(59.4)
Interest expense and amortization of debt discount	(0.3)	(1.0)	(4.1)	(4.6)	(3.6)	489.8	368.0	19.5	(20.1)
Other income expense)	0.2	(0.4)	(0.1)	2.2	(0.2)	(398.5)	(81.4)	(4,322.7)	(108.2)

Income before taxes and noncontolling interest	19.1	17.4	15.4	6.5	2.6	44.6	3.9	(54.1)	(60.7)
Income tax provision (benefit)	3.1	3.2	1.4	(0.5)	0.4	65.0	(48.7)	(138.2)	(160.3)
Net income	16.0	14.2	14.0	7.0	2.2	40.6	16.0	(45.6)	(67.7)
Net income attributable to noncontrolling interest	(0.5)	(0.4)	(0.6)	(0.5)	(0.5)	17.8	84.3	(3.6)	2.0
Net income attributable to common stockholders	15.5	13.8	13.4	6.5	1.7	41.4	14.1	(47.5)	(73.4)

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

Year 2009 Compared to Year 2008

	2008	2009
Net sales	$432,785	$434,357
          Net sales for 2009 increased $1.6 million to $434.4 million from $432.8 million for 2008. During 2009, we experienced a 2.5% increase in units sold and a 2.1% decrease in average selling prices (“ASP”). Net sales remained relativity flat year over year even though toward the end of 2008 and the beginning of 2009, we experienced a sales decrease in all industry segments, primarily due to the recent economic downturn, as well as a decrease in our wafer fabrication facilities and subcontracting business. Toward the end of 2009, we began to see net sales levels return to the levels in 2008, before the recent economic downturn.
          The following table sets forth the geographic breakdown of our net sales for the periods indicated based on the country to which the product is billed:

	Net sales for the year		Percentage of
	ended December 31		net sales
	2008	2009	2008	2009

China	$130,045	$131,914	30.0%	30.4%
Taiwan	118,577	122,502	27.4%	28.2%
United States	85,906	75,185	19.8%	17.3%
Korea	21,901	27,223	5.1%	6.3%
U.K.	12,821	17,926	3.1%	4.1%
Germany	17,021	17,438	3.9%	4.0%
Singapore	14,852	14,429	3.4%	3.3%
All Others	31,662	27,740	7.3%	6.4%

Total	$432,785	$434,357	100%	100%

	2008	2009
Cost of goods sold	$300,257	$313,150
Gross profit	$132,528	$121,207
Gross profit margin	30.6%	27.9%
          Cost of goods sold increased $12.9 million, or 4.3%, for 2009 to $313.2 million, compared to $300.3 million for 2008. As a percent of sales, cost of goods sold increased from 69.4% for 2008 to 72.1% for 2009. Our average unit cost (“AUP”) increased approximately 1.1%. The increase in cost of goods sold and the percentage of sales increase was due to the lower capacity utilization in our manufacturing operations mainly due to the recent economic downturn.
          Gross profit for 2009 decreased 8.5% to $121.2 million from $132.5 million for 2008. Gross profit as a percentage of net sales was 27.9% for 2009, compared to 30.6% for 2008. The decreased gross margin was primarily due to lower capacity utilization in our manufacturing operations caused by the recent economic downturn.

	2008	2009
Selling, general and administrative (“SG&A”)	$68,373	$70,396
          SG&A for 2009 increased $2.0 million, or 3.0%, to $70.4 million, compared to $68.4 million for 2008, due primarily to additional SG&A expenses related to the Zetex operations, partially offset by the decrease in overall expense in connection with our cost reduction initiatives that were implemented during the first quarter of 2009. SG&A, as a percentage of net sales, was 16.2% in 2009, compared to 15.8% in 2008.

	2008	2009
Research and development (“R&D”)	$21,882	$23,757
          R&D for 2009 increased $1.9 million to $23.8 million, or 5.5% of net sales, from $21.9 million, or 5.1% of net sales, for 2008. The increase was due primarily to additional R&D expenses related to the Zetex operations, partially offset by the decrease in overall expense in connection with our cost reduction initiatives that were implemented during the first quarter of 2009.

	2008	2009
Amortization of acquisition-related intangible assets	$3,706	$4,665
          Amortization of acquisition-related intangibles for 2009 increased $1.0 million to $4.7 million from $3.7 million for 2008. The increase was due primarily to the acquisition of Zetex, which occurred in June 2008.

	2008	2009
In-process research and development (“IPR&D”)	$7,865	$—
          During the third quarter of 2008, per SFAS No. 141, we recorded an approximately $7.9 million one-time, non-cash expense associated with the identification of acquired intangible IPR&D in connection with the acquisition of Zetex, which had not yet reached technological feasibility and had no alternative future use as of the acquisition date.

	2008	2009
Interest income	$11,991	$4,871
          Interest income for 2009 decreased to $4.9 million, compared to $12.0 million for 2008, due primarily to a decrease in interest income earned on our short-term investment securities. Interest income for 2009 was impacted by the continued interruption in the ARS auction markets.

	2008	2009
Interest expense	$9,044	$7,471
          Interest expense for 2009 was $7.5 million, compared to $9.0 million for 2008. The $1.6 million decrease is due primarily to the reduced interest paid due to the repurchase and retirement of $94.9 million par value of Notes during the fourth quarter of 2008 and throughout 2009. The decrease in interest expense was partially offset by the interest expense charged in connection with our “no net cost” loan with the offsetting interest earned being recorded in interest income.

	2008	2009
Amortization of debt discount	$10,690	$8,302
          Amortization of debt discount for 2009 was $8.3 million, compared to $10.7 million for 2008. The $2.4 million decrease in amortization of debt discount was due primarily to the repurchase and retirement of $94.9 million par value of Notes during the fourth quarter of 2008 and throughout 2009.

	2008	2009
Other income (expense)	$9,501	$(777)
          Other expense for 2009 was $0.8 million, compared to other income of $9.5 million for 2008. The $10.3 million decrease was due primarily to a $15.7 gain from extinguishment of debt (in the fourth quarter of 2008, we repurchased $46.5 million of our Notes for approximately $23.2 million in cash) in 2008, offset by foreign currency transaction losses.

	2008	2009
Income tax provision	$(2,158)	$1,302
          We recognized income tax expense of $1.3 million for 2009, resulting in an effective tax rate of 11.7%, as compared to (7.6)% for 2008. Our higher effective tax rate compared with the same period last year was impacted by the non-cash income tax expense of approximately $10.6 million associated with repatriating earnings of foreign subsidiaries to the U.S. This was partially offset by provision-to-return adjustments recorded in 2009. For 2010, we anticipate our full-year effective tax rate to be in the mid-teen range as we continue to take advantage of available strategies to optimize our tax rate across the jurisdictions in which we operate.

	2008	2009
Noncontrolling interest	$2,290	$2,335
          Noncontrolling interest primarily represents the minority investor’s share of the earnings of our China and Taiwan subsidiaries for 2008 and 2009. The joint venture investments were eliminated in the consolidations of our financial statements, and the activities of our China and Taiwan subsidiaries were included therein. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements, and the activities of these subsidiaries are included therein.

	2008	2009
Net income attributable to common stockholders	$28,239	$7,513
          Net income attributable to common stockholders decreased 73.4% to $7.5 million (or $0.18 basic earnings per share and $0.17 diluted earnings per share) for 2009, compared to $28.2 million (or $0.69 basic earnings per share and $0.66 diluted earnings per share) for 2008, due primarily to the global decrease in demand for our products we experienced during most of 2009.

Year 2008 Compared to Year 2007

	2007	2008
Net sales	$401,159	$432,785
          Net sales for 2008 increased $31.6 million to $432.8 million from $401.2 million for 2007. The 7.9% increase was due primarily to a 2.2% increase in units sold and a 5.6% increase in ASP. The revenue increase was attributable to sales increases in all industry segments mainly due to the Zetex acquisition, partially offset by an overall weakening of global demand due to the global economic downturn, as well as our foundry and subcontracting businesses, which showed greater weakness than our core revenue drivers. Significant price pressure and an unfavorable commodity-based product mix also negatively affected sales in 2008.
          The following table sets forth the geographic breakdown of our net sales for the periods indicated based on the country to which the product is billed:

	Net sales for the year		Percentage of
	ended December 31		net sales
	2007	2008	2007	2008

China	$156,183	$130,045	38.9%	30.0%
Taiwan	102,562	118,577	25.6%	27.4%
United States	81,408	85,906	20.3%	19.8%
Korea	17,563	21,901	4.4%	5.1%
Germany	5,111	17,021	1.3%	3.9%
Singapore	9,854	14,852	2.5%	3.4%
U.K.	7,710	12,821	1.8%	3.1%
All Others	20,768	31,662	5.2%	7.3%

Total	$401,159	$432,785	100%	100%

	2007	2008
Cost of goods sold	$270,780	$300,257
Gross profit	$130,528	$132,528
Gross profit margin	32.5%	30.6%
          Cost of goods sold increased $29.5 million, or 10.9%, for 2008 compared to $270.8 million for 2007. As a percent of sales, cost of goods sold increased from 67.5% for 2007 to 69.4% for 2008. Our AUP increased approximately 8.5% from 2007. The increase in cost of goods sold and the percentage of sales increase were negatively affected by the one time non-cash expense of $5.4 million incurred during the third quarter of 2008 for the increase of inventory for reasonable profit allowance and depreciation expense related to fixed assets in connection with the Zetex acquisition along with lower capacity utilization in our manufacturing operations due primarily to market conditions.
          Gross profit for 2008 increased 14.5% to $132.5 million from $130.5 million for 2007. Gross profit margin as a percentage of net sales was 30.6% for 2008, compared to 32.5% for 2007. The decreased gross margin was primarily due to the increase of inventory for reasonable profit allowance and depreciation expense of fixed assets in connection with the Zetex acquisition and lower capacity utilization in our manufacturing operations.

	2007	2008
SG&A	$55,127	$68,373
          SG&A for 2008 increased $13.2 million, or 24.0%, to $68.4 million, compared to $55.1 million for 2007, due primarily to additional SG&A expenses related to the Zetex operations. The following expense categories increased, mainly due to additional Zetex SG&A expenses: (i) $5.0 million increase in wages and related benefits, including share-based compensation, (ii) $3.6 million increase in facility expense, depreciation, supplies and other operating expenses, (iii) $3.6 million increase in communication, professional expense and travel expense, and (iv) $1.3 million increase in marketing and selling expense. SG&A, as a percentage of net sales, was 15.8% in 2008, compared to 13.7% in 2007.

	2007	2008
R&D	$12,955	$21,882
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

	2007	2008
Amortization of acquisition-related intangible assets	$836	$3,706
          Amortization of acquisition-related intangibles for 2008 increased $2.9 million to $3.7 million from $0.8 million for 2007. The increase was due primarily to approximately $2.6 million of non-cash amortization expense associated with the preliminary identification of intangible assets in connection with the acquisition of Zetex. The 2008 charge related to seven months of amortization expense.

	2007	2008
IPR&D	$—	$7,865
          During the third quarter of 2008, per SFAS No. 141, we recorded an approximately $7.9 million one-time, non-cash expense associated with the identification of acquired intangible IPR&D in connection with the acquisition of Zetex, which had not yet reached technological feasibility and had no alternative future use as of the acquisition date.

	2007	2008
Restructuring charge	$1,061	$4,089
          In the years ended December 31, 2007 and 2008, we recorded approximately $1.1 million and $4.1 million in restructuring charges, respectively. We have recorded various restructuring charges to reduce our cost structure to enhance operating effectiveness and improve future profitability. These restructuring activities impacted several functional areas of our operations in different locations and were undertaken to meet specific business objectives in light of the facts and circumstances at the time of each restructuring event. For 2008, these charges included costs to reduce the headcount in our U.K. operations along with additional headcount reductions in our worldwide workforce. For 2007, these charges include costs related to the consolidation of our analog wafer probe and final test operations from Hsinchu, Taiwan to our manufacturing facilities in Shanghai, China, which primarily consisted of termination and severance costs, and impairment of fixed assets.

	2007	2008
Interest income	$18,117	$11,991
          Interest income for 2008 decreased to $12.0 million, compared to $18.1 million for 2007, due primarily to a decrease in interest income earned on our long-term investment securities. Interest income for 2008 was impacted by the interruption in the ARS auction markets.

	2007	2008
Interest expense	$6,511	$9,044
          Interest expense for 2008 was $9.0 million, compared to $6.5 million for 2007. The $2.5 million increase is due primarily to interest expense related to the $165 million loan used to finance the June 2008 Zetex acquisition. Interest expense related to the 2.25% stated rate on the Notes was approximately $5.2 million in both 2008 and 2007.

	2007	2008
Amortization of debt discount	$9,996	$10,690
          Amortization of debt discount for 2008 was $10.7 million, compared to $10.0 million for 2007. Amortization of debt discount consists of amortization expense related to our Notes.

	2007	2008
Other income (expense)	$(225)	$9,501
          Other income for 2008 was $9.5 million, compared to other expense of $0.2 million for 2007. The $9.7 million increase was due primarily to a $15.7 gain from extinguishment of debt (in the fourth quarter of 2008, we repurchased $46.5 million of our Notes for approximately $23.2 million in cash) and $0.9 million foreign currency transaction gains due primarily to favorable Taiwan currency and China currency exchange rate changes during the year, offset by approximately $1.5 million of loss from forward contract hedging related to hedging the Zetex acquisition purchase price, and $5.4 million foreign currency transaction losses due primarily to strengthening of the U.S. dollar versus the British Pound negatively affecting foreign currency hedges entered into by Zetex prior to our acquisition.

	2007	2008
Income tax provision	$5,655	$(2,158)
          We recognized income tax benefit of $2.2 million for 2008, resulting in an effective tax rate of (7.6)%, as compared to 9.2% for 2007. Our lower effective tax rate compared with the same period last year was the result of income tax refunds in China and the favorable settlement of income tax audits in Taiwan, partially offset by the purchase accounting adjustments from the Zetex acquisition and the repatriation of earnings from our Hong Kong subsidiary.

	2007	2008
Noncontrolling interest	$2,376	$2,290
          Noncontrolling interest primarily represents the minority investor’s share of the earnings of our China and Taiwan subsidiaries for the year. The joint venture investments were eliminated in the consolidations of our financial statements, and the activities of our China and Taiwan subsidiaries were included therein. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements, and the activities of these subsidiaries are included therein. As of December 31, 2007 and 2008, we had 95% controlling interests in Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd., and a 99.8% controlling interest in Anachip Corp.

	2007	2008
Net income attributable to common stockholders	$53,754	$28,239
          Net income attributable to common stockholders decreased 47.5% to $28.2 million (or $0.69 basic earnings per share and $0.66 diluted earnings per share) for 2008, compared to $53.8 million (or $1.36 basic earnings per share and $1.27 diluted earnings per share) for 2007, due primarily to increasing pressure on ASP and lower gross profit margin, the deteriorating global economy and approximately $14.7 million in purchase price adjustments related to the Zetex acquisition.

Financial Condition
          Liquidity and Capital Resources
          Our primary sources of liquidity are cash and cash equivalents, funds from operations and borrowings under our credit facilities. We currently have a U.S. credit agreement for a $10 million revolving credit facility and a $10 million uncommitted facility with no outstanding borrowings and have foreign credit facilities with borrowing capacities of approximately $46 million of which approximately $2.8 million has been borrowed and $4.8 million has been used for import and export guarantee. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs. For 2007, 2008 and 2009, our working capital was $451.8 million, $209.6 million, and $354.3 million, respectively. Our working capital increased in 2009 mainly due to our increased cash position. We expect cash generated by our U.S. and international operations, together with existing cash, cash equivalents, and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months. Cash and cash equivalents, the conversion of other working-capital items and borrowings are expected to be sufficient to fund on-going operations.
          In October 2006, we issued and sold Notes with an aggregate principal amount of $230 million due 2026, which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. In connection with the issuance of the Notes, we incurred approximately $6.2 million of debt issuance costs, which primarily consisted of investment banker, legal and accounting fees. Of this amount, $4.6 million was capitalized as other assets and is being amortized as a component of interest expense using the straight-line method over the life of the Notes from issuance through October 12, 2011. Upon repayment of debt, the related unamortized debt issuance costs are charged to expense. The remaining $1.6 million was recorded as part of additional paid-in capital and is not being amortized. In 2008, we repurchased $46.5 million principal amount of the Notes for approximately $23.2 million in cash. During 2009, we repurchased $13.6 million principal amount of the Notes for approximately $10.5 million in cash and $34.8 million principal amount of the Notes in exchange for approximately $31.4 million in shares of Common Stock. As of December 31, 2009, we have repurchased a total of $94.9 million principal amount of Notes.
          On January 1, 2009, we changed how we accounted for our Notes as a change in accounting principle. The change in accounting principle required all adjustments to be made retrospectively as of the date of issuance for the Notes and, therefore, all periods presented reflect the retrospective adjustments. See Notes 2 and 11 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.
          In 2007, 2008 and 2009, our capital expenditures were $54.2 million, $53.4 million and $25.9 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the U.S., and an office building in Taiwan. Capital expenditures for 2009 were approximately 6% of our net sales, which is a reduction from our historical 10% to 12% model but in line with our cost reduction initiatives implemented in the first quarter of 2009. While cash preservation was our focus during most of 2009, for 2010, we intend to resume capital expenditures to their normal range of 10% to 12% of net sales.
          As of December 31, 2009, we had $296.6 million invested in ARS, which are classified as short-term, trading securities. While we continue to earn and receive interest on these investments at the maximum contractual rate, the estimated fair values of these ARS no longer approximates par value. On October 29, 2008, we reached a settlement with UBS AG and affiliates (“UBS AG”), in regard to our ARS portfolio, which gives us the option to “put” the $296.6 million ARS portfolio back to UBS AG at any time from June 30, 2010 through July 2, 2012 at par value in exchange for cash. See Notes 5 and 6 of “Notes to Consolidated Financial Statements” and “Risk Factors — Our Auction Rate Securities (“ARS”) are currently illiquid, and UBS AG may not honor its part of the settlement agreement with us to purchase our entire ARS portfolio at any time beginning from June 30, 2010 to July 2, 2012 at par value” in Part I, Item 1A of this Annual Report for additional information.
          As part of our settlement with UBS AG, on November 4, 2008, we accepted an offer of a “no net cost” loan with one of its affiliates, UBS BANK USA (“UBS Bank”), which is collateralized by our ARS portfolio. The “no net cost” loan initially allowed us to draw up to 75% of the market value of our ARS portfolio, as determined by the UBS Bank, and is subject to collateral maintenance requirements. Under the “no net cost” loan, the interest rate we pay on the “no net cost” loan will not exceed the interest rate earned on the pledged ARS portfolio. Subsequent to the agreement, we drew up to the 75% market value limit as determined by UBS Bank. On November 10, 2009, we received a credit line of up to the full par value of our ARS portfolio. Subsequently, we drew up to the full value or $296.6 million of the credit line. As of December 31, 2009, the balance of the “no net cost” loan was $296.6 million and classified as short-term debt. See Note 11 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.
          Since the failure of the auctions for the ARS market, through December 31, 2009, the underlying institutions have repurchased approximately $24.0 million of the Company’s ARS at par value, the proceeds of which have been applied against the

“no net cost” loan. During January 2010, an additional $55.3 million ARS were repurchased at par by the issuers, bringing the total ARS par value and balance of the “no net cost” loan to $241.3 million as of January 31, 2010.
          Discussion of Cash Flows
          Cash and cash equivalents have increased from $56.2 million at December 31, 2007, to $103.5 million at December 31, 2008, then increased to $242.0 million at December 31, 2009. The increase from 2007 to 2008 was primarily due to net cash provided by operating activities. The increase during 2009 was mainly due to net cash provided by operating activities and drawing up to the full value of the “no net cost” loan.

	Year Ended December 31,
	2007	2008	Change	2008	2009	Change
Net cash provided by operating activities	$90,771	$57,171	$(33,600)	$57,171	$65,527	$8,356
Net cash provided by (used by) investing activities	(88,363)	(203,501)	(115,138)	(203,501)	1,860	205,361
Net cash provided by financing activities	4,674	196,868	192,194	196,868	67,915	(128,953)
Effect of exchange rates on cash and cash equivalents	209	(3,221)	(3,430)	(3,221)	3,155	6,376

Net increase in cash and cash equivalents	$7,291	$47,317	$40,026	$47,317	$138,457	$91,140

          Operating Activities
          Net cash provided by operating activities during 2009 was $65.5 million, resulting primarily from $9.9 million of net income in the period, $42.5 million of depreciation and amortization, $14.4 million increase in accounts payable, $10.9 million from non-cash share-based compensation and $8.3 million from amortization of discount on Notes, partially offset by a $26.8 million increase in accounts receivables. Net cash provided by operating activities was $57.2 million for 2008 and $90.8 million for 2007.
          Net cash provided by operating activities increased by $8.5 million from 2008 to 2009. This increase resulted primarily from a $18.7 million increase in net working capital and a $14.5 million decrease in gain from extinguishment of debt, partially offset by a $20.7 million decrease in net income (from $30.5 million in 2008 to $9.9 million in 2009). We continue to closely monitor our credit terms with our customers, while at times providing extended terms.
          Net cash provided by operating activities decreased by $33.6 million from 2007 to 2008. This decrease resulted primarily from a $20.7 million decrease in net income (from $59.7 million in 2007 to $39.0 million in 2008) and a $15.7 million decrease in net working capital, partially offset by a $22.4 million increase in depreciation and amortization expense.
          Investing Activities
          Net cash provided by investing activities for 2009 was $1.9 million, resulting primarily from $24.0 million in proceeds from sale of securities, offset by $22.5 million in capital expenditures.
          Net cash used by investing activities for 2008 was $203.5 million, resulting primarily from $153.2 million in acquisitions, net of cash acquired and $53.2 million in capital expenditures.
          Net cash used by investing activities for 2007 was $88.4 million, resulting primarily from $56.1 million in capital expenditures and $32.5 million in purchase of securities.
          Financing Activities
          Net cash provided by financing activities for 2009 was $67.9 million, resulting primarily from the proceeds of lines of credit and short-term debt of $126.6 million, mainly from the “no net cost” loan, partially offset by $45.1 million in repayments of short-term debt and $13.4 million in repayments of long-term debt.

          Net cash provided by financing activities for 2008 was $196.9 million, resulting primarily from the proceeds of long-term debt of $212.7 million from the “no net cost” loan, partially offset by $24.5 million in repayments of long-term debt.
          Net cash provided by financing activities for 2007 was $4.7 million, resulting primarily from $7.6 million from stock option exercises in 2007 and repayments of long-term debt, partially offset by $2.8 million in repayments of long-term debt.
          Debt instruments
          On November 25, 2009 we entered into a credit agreement (“the Credit Agreement”) with Bank of America, N.A. (“Bank of America”). The Credit Agreement provides for a $10 million revolving credit facility (the “Revolver”) and a $10 million uncommitted facility (the “Uncommitted Facility”). The Revolver includes a $1.5 million sublimit for letters of credit. Both the Revolver and the Uncommitted Facility mature on November 24, 2010 (the “Maturity Date”). The proceeds under the Revolver and the Uncommitted Facility may be used for general corporate purposes, to finance temporary cash shortages and to minimize taxes associated with moving cash between countries. As of December 31, 2009, there were no amounts outstanding under the Revolver or the Uncommitted Facility.
          Under the Revolver, we may borrow through Base Rate Committed Loans in United States Dollars (“USD”), or through Eurocurrency Rate Committed Loans in USD, Euros or British Pounds Sterling. Base Rate Committed Loans bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to the Federal Funds Rate plus one half of one percent (0.50%) per annum. Eurocurrency Rate Committed Loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the LIBOR 1 Month Fixed Rate plus three percent (3%) per annum.
          Under the Uncommitted Facility, we may borrow only in USD, and each borrowing will bear interest on the outstanding principal amount thereof from the applicable borrowing date at the rate per annum quoted to us by Bank of America and accepted by us prior to such borrowing. Each borrowing under the Uncommitted Facility and accrued and unpaid interest thereon, shall be due and payable, on the earlier of (a) the Maturity Date, or (b) a date set by Bank of America and accepted by us prior to such borrowing under the Uncommitted Facility.
          We may prepay any borrowing under the Revolver or the Uncommitted Facility in full or in part at any time; however, we shall repay to Bank of America on the Maturity Date the aggregate principal amount of any borrowing under the Revolver or the Uncommitted Facility made to us outstanding on such date.
          As part of the Credit Agreement, we and each of our subsidiaries (including Diodes Zetex Limited) agreed to have Bank of America as our principal depository bank, including for the maintenance of business, operating and administrative deposit accounts.
          Any borrowing and obligations under the Revolver or under the Uncommitted Facility is secured by accounts, chattel paper, deposit accounts and inventory, and all dividends, distributions, and income attributable to proceeds, products, additions to, substitutions, replacements and supporting obligations for, model conversions, and accessions of the foregoing, of us and of certain of our subsidiaries. Certain subsidiaries of ours also guaranty any borrowing and obligations and pledge their interests to Bank of America in certain subsidiary stock owned by such subsidiary guarantors.
          In addition, the Credit Agreement contains certain restrictive and financial covenants, including, but not limited to, the following: (a) we shall maintain on a consolidated basis a Fixed Charge Coverage Ratio of not less than 2.00 to 1.0 and a Quick Ratio of not less than 1.50 to 1.0; (b) we and our subsidiaries shall not create, incur, assume or suffer to exist any Lien upon any of its property, assets or revenues except as specified in the Credit Agreement; (c) we and our subsidiaries shall not make any Investments except as specified in the Credit Agreement; (d) we and our subsidiaries shall not create, incur, assume or suffer to exist any Indebtedness except as specified in the Credit Agreement; (e) we and our subsidiaries shall not dissolve or merge or consolidate with or into another entity except as specified in the Credit Agreement; (f) we and our subsidiaries shall not make any Disposition except as specified in the Credit Agreement; (g) we and our subsidiaries shall not make any Restricted Payment, or issue or sell any Equity Interests, except as specified in the Credit Agreement; (h) we and our subsidiaries shall not engage in any material line of business substantially different from those lines of business that are currently conducted by us and our subsidiaries; (i) we and our subsidiaries shall not enter into any transaction of any kind with any Affiliate of ours except as specified in the Credit Agreement; (j) we and our subsidiaries shall not enter into certain burdensome Contractual Obligations except as specified in the Credit Agreement; and (k) we and our subsidiaries shall not use the proceeds of any Credit Extension to purchase or carry margin stock or to extend credit to others for the purpose of purchasing or carrying margin stock or to refund indebtedness originally incurred for such purpose. As of December 31, 2009, we were in compliance with the bank covenants.
On November 4, 2008, we accepted an offer of a “no net cost” loan with UBS Bank, which is collateralized by our ARS portfolio. The “no net cost” loan initially allowed us to draw up to 75% of the market value of our ARS portfolio, as determined by the UBS Bank. Under the “no net cost” loan, the interest rate we pay on the “no net cost” loan will not exceed the interest rate earned on the pledged ARS portfolio. Subsequent to the agreement, we drew up to the 75% market value limit as determined by UBS Bank. On November 10, 2009, we received a credit line of up to the full par value of our ARS portfolio. Subsequently, we drew up to the full value or $296.6 million of the credit line. As of December 31, 2009, the balance of the “no net cost” loan was $296.6 million and classified as short-term debt. See Note 11 of “Notes to Consolidated Financial Statements” and “Risk Factors — Restrictions in our credit facilities may limit our business and financial activities, including our ability to obtain additional capital in the future.” in Part 1, Item 1A of this Annual Report for additional information.
          As of December 31, 2009, our Asia and Europe subsidiaries have available lines of credit of up to an aggregate of approximately $46 million, with several financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by each subsidiary’s premises, are unsecured, uncommitted and, in some instances, may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2009, $2.8 million was outstanding on these lines of credit, and the interest rates ranged from 1.4% to 1.9%.
          In October, 2006, we issued and sold Notes with an aggregate principal amount of $230 million due 2026, which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. Interest will accrue on the Notes from and including October 12, 2006 or from and including the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date or maturity date, as the case may be. Commencing with the six-month period beginning October 1, 2011, and for each six-month period thereafter, we will, on the interest payment date for such interest period, pay contingent interest to the holders of the Notes under certain circumstances and in amounts described in the indenture. For U.S. federal income tax purposes, we treat, and each holder of the Notes agreed under the indenture to treat, the Notes as contingent payment debt instruments governed by special tax rules and to be bound by our application of those rules to the Notes.
          In 2008, we repurchased $46.5 million principal amount of the Notes for approximately $23.2 million in cash. During 2009, we repurchased $13.6 million principal amount of the Notes for approximately $10.5 million in cash and $34.8 million principal amount of the Notes in exchange for approximately $31.4 million in shares of Common Stock. As of December 31, 2009, we have repurchased a total of $94.9 million principal amount of Notes. On January 1, 2009, we changed how we accounted for our Notes as a change in accounting principle. See Notes 2 and 11 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.
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

Contractual Obligations
          The following table represents our contractual obligations as of December 31, 2009:

		Payments due by period (in thousands)
			Less than			More than
		Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	(1)	$260,247	$373	$768	$646	$258,460
Capital leases		2,206	343	690	690	483
Operating leases		18,419	5,669	9,638	3,112	—
Defined benefit obligations		29,304	—	—	—	29,304
Purchase obligations		22,120	22,120	—	—	—

Total obligations		$332,296	$28,505	$11,096	$4,448	$288,247

(1)
On each of October 1, 2011, October 1, 2016 and October 1, 2021, holders of our Notes may require the Company to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date.

Note: The table does not include the “no net cost” loan from UBS Bank as it is currently classified as short-term debt.
          Tax liabilities are not included in the above contractual obligations as we can not make reasonable estimates of the amount and period in which those tax liabilities would be paid. See “Accounting for income taxes” below and Note 16 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.
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
          Revenue recognition
          Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when product is shipped to the customers. Generally, the Company recognizes revenue for sales to distributors using the “sell in” model, which is when product is sold to the distributor.
          Certain distributors and other customers have limited rights of return and/or are entitled to price adjustments on inventory held in the distributors’ stock or upon sale to end customers. The Company reduces revenue in the period of sale for estimates of product returns, distributor price adjustments and other allowances, the majority of which are related to our U.S. operations. Our reserve estimates are based upon historical data as well as projections of revenues, distributor inventories, price adjustments, average selling prices and market conditions. Actual returns and adjustments could be significantly different from our estimates and provisions, resulting in an adjustment to revenues.
          Inventories
          Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method. On an on-going basis, we evaluate our inventory, both finished goods and raw materials, for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to our manufacturing facilities. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis. If future demand or market conditions are different than our current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made.
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
          Goodwill and long-lived assets
          Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. We test goodwill for impairment on an annual basis, on October 1, and between annual tests if indicators of potential impairment exist. The fair value of the reporting units was calculated using the income approach and the market approach. Under the income approach, the fair value of the reporting units was calculated by estimating the present value of associated future cash flows. Under the market approach, the fair value was calculated using the guideline public company method and the mergers and acquisitions method. We determined that the fair value of the reporting units exceeds the carrying value of units, thus indicating that the goodwill was not impaired as of October 1, 2009.
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
          Share-based compensation
          We use the Black-Scholes-Merton model to determine the fair value of stock options on the date of grant. The amount of compensation expense recognized using the Black-Scholes-Merton model requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. The fair value calculated by this model is a function of several factors, including the grant price, the expected future volatility, the expected term of the option and the risk-free interest rate of the option. The expected term and expected future volatility of the options require our judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest. We estimate the forfeiture rate based on historical experience and to the extent our actual forfeiture rate is different from our estimate, share-based compensation expense is adjusted accordingly. Restricted stock grants are measured based on the fair market value of the underlying stock on the date of grant.

          Fair value measurements
          We use the methods of fair value to value our ARS portfolio. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an assets or liability. Fair value is based on a hierarchy of valuation techniques, which is determined on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as following:
Level 1:	Quoted prices for identical instruments in active markets.

Level 2:
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
          Due to lack of observable market quotes on our ARS portfolio and “put” option, we utilized a valuation model that relies exclusively on Level 3 inputs including those that are based on factors that reflect assumptions market participants would use in pricing, including, among others: relevant future market conditions including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer and bond insurer, the percent of the Federal Family Education Loan Program (“FFELP”) guaranty, and the maturity of the securities, as well as the market activity of similar securities. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit rating of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
          In addition, our defined benefit plan assets are valued under methods of fair value. All of the securities held by the plan are publically traded and highly liquid. Therefore, the majority of the securities are valued under Level 1 and one security is valued under Level 2 using quoted prices for identical or similar securities.
          Defined benefit plan
          We maintain a pension plan covering certain of our employees in the U.K. and Germany. For financial reporting purposes, the net pension and supplemental retirement benefit obligations and the related periodic pension costs are calculated based upon, among other things, assumptions of the discount rate for plan obligations, estimated return on pension plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses. See “Fair value measurements” above in regard to pension plan assets.
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
          Convertible Senior Notes
          On January 1, 2009, we changed how we accounted for our Notes as a change in accounting principle. The change in accounting principle required all adjustments to be made retrospectively as of the date of issuance for the Notes and, therefore, all periods presented reflect the retrospective adjustments. Our Notes may be settled for cash upon conversion. As such, we allocated a portion of the proceeds received from the issuance of the Notes between a liability and equity component by determining the fair value of the liability component using our nonconvertible borrowing rate. The effective rate of the liability component was determined by obtaining a comparable yield for nonconvertible notes with terms and conditions comparable to our Notes as of the date of issuance. The difference between the proceeds of the Notes and the fair value of the liability component was recorded as a discount on the debt with a corresponding offset to additional paid-in capital. The resulting debt discount is amortized as additional non-cash interest expense, which we refer to as amortization of debt discount, over the expected life of the Notes using the effective interest method.

Recently Issued Accounting Pronouncements
          See Note 1 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information regarding the status of recently issued accounting pronouncements.
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
          If the Chinese Yuan, the Taiwanese dollar, the Euro and the British Pound Sterling were to strengthen or weaken by 1.0% against the U.S. dollar, we would experience currency gain or loss of approximately $0.3 million. In the future, we may enter into hedging arrangements designed to mitigate foreign currency fluctuations. The Chinese government permits the Chinese Yuan to float more freely compared to other world currencies. Should the Chinese government allow a significant Chinese Yuan appreciation, and we do not take appropriate means to offset this exposure, the effect could have a material adverse impact upon our financial results.
          We have a contributory defined benefit plan that covers certain employees in the U.K. and Germany. The defined benefit plan is closed to new entrants and frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. December 31 is our annual measurement date and on measurement date, defined benefit plan assets are determined based on fair value. Defined benefit plan assets consist primarily of high quality corporate bonds that are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating to the terms of the related pension liability. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses. As of December 31, 2009, the plan is underfunded and a liability of $29.3 million is reflected in our consolidated financial statements as noncurrent liabilities. The amount recognized in accumulated other comprehensive income was a net loss of $17.0 million and the weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2009 was 5.7%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce annual benefit cost by $0.1 million. A 0.1% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would increase/(decrease) the year-end projected benefit obligation by $2.3 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net period benefit cost by $0.8 million. The asset value of the defined benefit plan has been volatile in recent months due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors - Due to the recent fluctuations in the United Kingdom’s equity markets and bond markets, changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.
          Interest Rate Risk. We have credit facilities with financial institutions in the U.S., Asia and Europe as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As a matter of policy, we do not enter into derivative transactions for speculative purposes. As of December 31, 2009, our outstanding debt under our interest-bearing credit agreements was $438.2 million, including $135.1 million principal amount of convertible notes with a fixed interest rate of 2.25% and $296.6 million under our “no net cost” loan. Based on an increase or decrease in interest rates by 1.0% for the year, our annual interest rate expense would increase or decrease by approximately $0.1 million due to the fact that any increase in interest expense related to our “no net cost” loan will be offset by interest earned on our ARS portfolio.
          Political Risk. We have a significant portion of our assets in mainland China, Taiwan and the U.K. The possibility of political conflict between the any of these countries or with the U.S. could have a material adverse impact upon our ability to transact business through these important business channels and to generate profits. See “Risk Factors” – Risks Related to our International Operations” in Part I, Item 1A of this Annual Report for additional information.
          Inflation Risk. Inflation did not have a material effect on net sales or net income in fiscal year 2009. A significant increase in inflation could affect future performance.

          Credit Risk. The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, which in turn affect our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and end-user consumers’ demand for items containing our products in the end-markets we serve. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by dispersion of our customers over various geographic areas, operating primarily in electronics manufacturing and distribution. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks.
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

          Under the supervision and with the participation from management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
          Moss Adams LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Diodes Incorporated and on the effectiveness of our internal control over financial reporting. The report of Moss Adams LLP is contained in this Annual Report.
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
Item 9B. Other Information
          None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
          The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2009, for its annual stockholders’ meeting for 2010 (the “Proxy Statement”).
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
Item 11. Executive Compensation
          The information concerning executive compensation is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the section entitled “General Information – Security Ownership of Certain Beneficial Owners and Management” and “Proposal One — Election of Directors” contained in the Proxy Statement.
Item 13. Certain Relationships, Related Transactions and Director Independence
          The information concerning certain relationships, related transactions and director independence is incorporated herein by reference from the section entitled “Proposal One – Election of Directors – Certain Relationships, Related Transactions and Director Independence” and “Proposal One – Elections of Directors” contained in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
          The information concerning the Company’s principal accountant’s fees and services is incorporated herein by reference from the section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	Financial Statements and Schedules

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.
(1)	Financial statements:
(2)	Schedules:
     None
          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and note thereto.
(b)	Exhibits

The exhibits listed on the Index to Exhibits at page 113 are filed as exhibits or incorporated by reference to this Annual Report.

(c)	Financial Statements of Unconsolidated Subsidiaries and Affiliates

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries
We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2008 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2008 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Diodes Incorporated and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its convertible debt instruments with the adoption of the guidance originally issued in FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (codified in FASB ASC Topic 470, Debt), effective January 1, 2009. As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures) effective January 1, 2008, for financial assets and liabilities, and January 1, 2009, for nonfinancial assets and liabilities.

/s/ Moss Adams LLP

Los Angeles, California
March 1, 2010

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
December 31,	2008	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$103,496	$241,953
Short-term investments	—	296,600
Accounts receivable, net	74,574	102,989
Inventories	99,118	89,652
Deferred income taxes, current	4,028	7,834
Prepaid expenses and other	15,578	11,591

Total current assets	296,794	750,619

LONG-TERM INVESTMENTS	320,625	—

PROPERTY, PLANT AND EQUIPMENT, net	174,667	162,988

OTHER ASSETS
Intangible assets, net	35,928	34,892
Goodwill	56,791	68,075
Other	5,907	5,324

Total assets	$890,712	$1,021,898

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

(Amounts in thousands, except share data)
December 31,	2008	2009

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Lines of credit and short-term debt	$6,098	$299,414
Accounts payable	47,561	62,448
Accrued liabilities	31,195	31,151
Income tax payable	659	2,641
Current portion of long-term debt	1,339	373
Current portion of capital lease obligations	377	283

Total current liabilities	87,229	396,310

LONG-TERM DEBT, net of current portion
Convertible senior notes	155,451	121,333
Long-term borrowings	217,146	3,464

CAPITAL LEASE OBLIGATIONS, net of current portion	1,854	1,669
DEFERRED INCOME TAXES, non current	6,485	7,743
OTHER LONG-TERM LIABILITIES	22,935	40,455

Total liabilities	491,100	570,974

COMMITMENTS AND CONTINGENCIES

EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock — par value $1.00 per share; 1,000,000 shares authorized;
Common stock — par value $0.66 2/3 per share; 70,000,000 shares authorized; 41,378,816 and 43,729,304 issued and outstanding at December 31, 2008 and December 31, 2009, respectively	27,586	29,153
Additional paid-in capital	170,351	211,618
Retained earnings	240,661	248,174
Accumulated other comprehensive loss	(48,439)	(48,311)

Total Diodes Incorporated stockholders’ equity	390,159	440,634
Noncontrolling interest	9,453	10,290

Total equity	399,612	450,924

Total liabilities and equity	$890,712	$1,021,898

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)
Years ended December 31,	2007	2008	2009

NET SALES	$401,159	$432,785	$434,357

COST OF GOODS SOLD	270,780	300,257	313,150

Gross profit	130,379	132,528	121,207

OPERATING EXPENSES
Selling, general and administrative	55,127	68,373	70,396
Research and development	12,955	21,882	23,757
Amortization of acquisition related intangible assets	836	3,706	4,665
In-process research and development	—	7,865	—
Restructuring	1,061	4,089	(440)

Total operating expenses	69,979	105,915	98,378

Income from operations	60,400	26,613	22,829

OTHER INCOME (EXPENSES)
Interest income	18,117	11,991	4,871
Interest expense	(6,511)	(9,044)	(7,471)
Amortization of debt discount	(9,996)	(10,690)	(8,302)
Other	(225)	9,501	(777)

Total other income (expenses)	1,385	1,758	(11,679)

Income before income taxes and noncontrolling interest	61,785	28,371	11,150

INCOME TAX PROVISION (BENEFIT)	5,655	(2,158)	1,302

NET INCOME	56,130	30,529	9,848

Less: NET INCOME attributable to noncontrolling interest	(2,376)	(2,290)	(2,335)

NET INCOME attributable to common stockholders	$53,754	$28,239	$7,513

EARNINGS PER SHARE attributable to common stockholders
Basic	$1.36	$0.69	$0.18

Diluted	$1.27	$0.66	$0.17

Number of shares used in computation
Basic	39,601	40,709	42,237

Diluted	42,331	42,638	43,449

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated	Total Diodes
			Additional		other	Incorporated
Amounts in thousands)	Common stock		paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
Years ended December 31, 2007, 2008 and 2009	Shares	Amount	capital	earnings	gain (loss)	equity	interest	Total equity
BALANCE, December 31, 2006	38,942	$25,962	$139,058	$161,775	$608	$327,403	$4,787	$332,190

Comprehensive income, net of tax:
Net income	—	—	—	53,754	—	53,754	2,376	56,130
Translation adjustment	—	—	—		292	292	—	292

Total comprehensive income						54,046	2,376	56,422
Common stock issued for share-based plans	1,231	820	6,753	—	—	7,573	—	7,573
Share-based compensation	—	—	9,864	—	—	9,864	—	9,864
Liability for unrecognized tax benefits	—	—	—	(1,954)	—	(1,954)	—	(1,954)

BALANCE, December 31, 2007	40,173	$26,782	$155,675	$213,575	$900	$396,932	$7,163	$404,095

Comprehensive income, net of tax:
Net income	—	—	—	28,239		28,239	2,290	30,529
Translation adjustment	—	—	—	—	(40,106)	(40,106)	—	(40,106)
Unrealized loss on defined benefit plan	—	—	—	—	(4,722)	(4,722)	—	(4,722)
Foreign currency loss on forward contracts	—	—	—	—	(4,511)	(4,511)	—	(4,511)

Total comprehensive income						(21,100)	2,290	(18,810)
Common stock issued for share-based plans	1,206	804	2,153	—	—	2,957	—	2,957
Convertible senior notes	—	—	2,387	(1,153)	—	1,234	—	1,234
Share-based compensation	—	—	10,136	—	—	10,136	—	10,136

BALANCE, December 31, 2008	41,379	$27,586	$170,351	$240,661	$(48,439)	$390,159	$9,453	$399,612

Comprehensive income, net of tax:
Net income	—	—	—	7,513	—	7,513	2,335	9,848
Translation adjustment	—	—	—	—	7,963	7,963	—	7,963
Unrealized loss on defined benefit plan	—	—	—	—	(12,346)	(12,346)	—	(12,346)
Foreign currency gain on forward contracts	—	—	—	—	4,511	4,511	—	4,511

Total comprehensive loss						7,641	2,335	9,976
Dividend to noncontrolling interest	—	—	—	—	—	—	(1,498)	(1,498)
Common stock issued for share-based plans	521	348	1,190	—	—	1,538	—	1,538
Common stock issued for repayment of debt	1,829	1,219	30,218	—	—	31,437	—	31,437
Repurchase of convertible senior notes	—	—	(1,077)	—	—	(1,077)	—	(1,077)
Share-based compensation	—	—	10,936	—	—	10,936	—	10,936

December 31, 2009	43,729	$29,153	$211,618	$248,174	$(48,311)	$440,634	$10,290	$450,924

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
Years ended December 31,	2007	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,130	$30,529	$9,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,245	37,941	42,507
Amortization of intangibles	836	3,706	4,665
Purchased in-process research and development	—	7,865	—
Amortization of convertible senior notes issuance costs	933	917	648
Amortization of discount on convertible senior notes	9,996	10,690	8,302
Share-based compensation	9,864	10,136	10,936
Loss (gain) on disposal of property, plant and equipment	(16)	(34)	67
Gain from extinguishment of debt	—	(15,696)	(1,164)
Deferred income taxes	(2,109)	(7,772)	(9,230)
Changes in operating assets:
Accounts receivable	(11,874)	24,880	(26,758)
Inventories	(4,662)	(20,336)	12,340
Prepaid expenses and other current assets	(3,667)	(3,657)	3,298
Changes in operating liabilities:
Accounts payable	2,996	(11,239)	14,414
Accrued liabilities	4,608	(4,792)	(4,955)
Other liabilities	3,192	(508)	(210)
Income taxes payable	(1,701)	(5,459)	819

Net cash provided by operating activities	90,771	57,171	65,527

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(153,158)	(30)
Purchases of securities	(75,514)	(4,435)	—
Proceeds from sale of securities	43,050	7,282	24,025
Purchases of property, plant and equipment	(56,101)	(53,246)	(22,477)
Proceeds from sales of property, plant and equipment	202	56	342

Net cash provided by (used by) investing activities	(88,363)	(203,501)	1,860

CASH FLOWS FROM FINANCING ACTIVITIES
Advance on lines of credit and short term debt	—	55,114	126,563
Repayments on lines of credit and short-term debt	—	(49,016)	(45,084)
Net proceeds from the issuance of common stock	7,573	2,957	1,702
Dividend to noncontrolling interest	—	—	(1,498)
Proceeds from long-term debt	—	212,711	—
Repayments of long-term debt	(2,758)	(24,546)	(13,387)
Repayments of capital lease obligations	(141)	(352)	(381)

Net cash provided by financing activities	4,674	196,868	67,915

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	209	(3,221)	3,155

INCREASE IN CASH AND CASH EQUIVALENTS	7,291	47,317	138,457
CASH AND CASH EQUIVALENTS, beginning of year	48,888	56,179	103,496

CASH AND CASH EQUIVALENTS, end of year	$56,179	$103,496	$241,953

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)
Years ended December 31,	2007	2008	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$7,595	$8,982	$10,518

Income taxes	$6,921	$7,290	$4,866

Non-cash activities:
Tax benefit related to stock options credited to additional paid-in capital	$—	$—	$—

Property, plant and equipment purchased on accounts payable	$1,733	$(2,333)	$(3,291)

Fair value of common stock issued for repayment of long-term debt	$—	$—	$(31,437)

Acquisition:
Fair value of assets acquired	$—	$169,959	$—
Liabilities assumed	—	(41,367)	—
Cash acquired	—	24,566	—

Cash paid for the acquisition	$—	$153,158	$—

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
          Nature of operations — Diodes Incorporated and its subsidiaries (collectively, the “Company”) is a leading global designer, manufacturer and supplier of high-quality, application specific standard products within the broad discrete and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets. These products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, amplifiers and comparators, Hall effect sensors and temperature sensors, power management devices (including LED drivers), DC-DC switching and linear voltage regulators, voltage references, special function devices (including USB power switch, load switch, voltage supervisor and motor controllers) and silicon wafers used to manufacture these products. The products are sold primarily throughout North America, Asia and Europe.
          Principles of consolidation — The consolidated financial statements include the accounts of Diodes Incorporated, its wholly-owned subsidiaries and its controlled majority-owned subsidiaries. The Company accounts for equity investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method, and it records its proportionate share of income or losses in interest and other, net in the consolidated statements of income. All significant intercompany balances and transactions have been eliminated.
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
          In connection with the Company’s acquisition of Zetex plc (“Zetex”) in June 2008, the Company formed Diodes Holdings U.K. Limited and Diodes Investment Company, which are the holding companies for Diodes Zetex Limited and its subsidiaries. See Note 3 for additional information regarding the Company’s acquisition of Zetex and Exhibit 21 “Subsidiaries of the Registrant” of this Annual Report for additional information regarding the Company’s subsidiaries.
          Revenue recognition — Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when product is shipped to the customers. Generally, the Company recognizes revenue for sales to distributors using the “sell in” model, which is when product is sold to the distributor.
          Certain distributors and other customers have limited rights of return and/or are entitled to price adjustments on inventory held in the distributors’ stock or upon sale to end customers. The Company reduces revenue in the period of sale for estimates of product returns, distributor price adjustments and other allowances, the majority of which are related to our U.S. operations. Our reserve estimates are based upon historical data as well as projections of revenues, distributor inventories, price adjustments, average selling prices and market conditions. Actual returns and adjustments could be significantly different from our estimates and provisions, resulting in an adjustment to revenues. Revenue is reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $10.7 million, $12.5 million and $12.8 million in 2007, 2008 and 2009, respectively.
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

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Short-term investments — The Company’s short-term investments consisted primarily of auction rate securities (“ARS”), which are classified as trading securities. On October 29, 2008, the Company entered into a settlement with UBS AG and affiliates (“UBS AG”), in which the Company was given the option to “put” the ARS portfolio back to UBS AG at any time between June 30, 2010 and July 2, 2012 at par value. Upon settlement, the Company elected the fair value option for the “put” option and recorded an asset and a gain for the fair value of the “put” option. The Company classified the “put” option as a short-term investment as it is a free standing instrument tied to the ARS portfolio. As trading securities, both the ARS and the “put” option are recorded at fair value and gains and losses are recognized in the consolidated statements of income.
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

		Additions
	Balance at	charged	Deductions	Balance at
	beginning of	to costs &	& currency	end of
	period	expenses	changes	period
Year ended December 31,
2007	$617	$1	$153	$465
2008	$465	$758	$(101)	$1,324
2009	$1,324	$(563)	$59	$702
          Inventories — Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. On an on-going basis, the Company evaluates inventory, both finished goods and raw materials, for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to the Company’s manufacturing facilities. If the Company’s review indicates a reduction in utility below carrying value, it reduces inventory to a new cost basis. If future demand or market conditions are different than the Company’s current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made. Due to abnormally low production levels as of December 31, 2008, approximately $1.1 million of fixed costs related to excess manufacturing capacity were expensed and not capitalized into inventory.
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

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Goodwill and other intangible assets — Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. Goodwill is tested for impairment on an annual basis, on October 1, and between annual tests if indicators of potential impairment exist. The fair value of the reporting units was calculated using the income approach and the market approach. Under the income approach, the fair value of the reporting units was calculated by estimating the present value of associated future cash flows. Under the market approach, the fair value was calculated using the guideline public company method and the mergers and acquisitions method. No impairment of goodwill has been identified during any of the periods presented. All of the Company’s intangible assets are subject to amortization and amortized on a straight-line basis over their estimated period of benefit. The Company periodically evaluates the recoverability of these intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairment of intangible assets has been identified during any of the periods presented. The weighted average amortization period for intangible assets is approximately 8.2 years.
          Convertible Senior Notes — On January 1, 2009, the Company changed how it accounted for its 2.25% convertible senior notes due 2026 (“Notes”) as a change in accounting principle. The change in accounting principle required all adjustments to be made retrospectively as of the date of issuance for the Notes and therefore, all periods presented reflect the retrospective adjustments. The Notes may be settled for cash upon conversion. As such, the Company allocated a portion of the proceeds received from the issuance of the Notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible borrowing rate. The effective rate of the liability component was determined to be 8.5%, which is a comparable yield for nonconvertible notes with terms and conditions comparable to the Company’s Notes as of the date of issuance. The difference between the proceeds of the Notes and the fair value of the liability component was recorded as a discount on the debt with a corresponding offset to additional paid-in capital. The resulting debt discount is amortized as additional non-cash interest expense, which the Company refers to as amortization of debt discount, over the expected life of the Notes using the effective interest method. The expected life of the Notes was determined to be five years as that is the earliest date in which the Notes can be put back to the Company at par value. As of December 31, 2009, 21 months remain over which the discount of the liability will be amortized.
          Debt issuance costs — In connection with the issuance of the Company’s Notes, the Company incurred approximately $6.2 million of debt issuance costs, which primarily consisted of investment banker, legal and accounting fees. Of this amount, $4.6 million was capitalized as other assets and is being amortized as a component of interest expense using the straight-line method over the life of the Notes from issuance through October 12, 2011. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense. Unamortized debt issuance costs were $1.0 million at December 31, 2009. The remaining $1.6 million was recorded as part of additional paid-in capital and is not being amortized.
          Impairment of long-lived assets — Certain of the Company’s long-lived assets are reviewed at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2009, the Company expects the remaining carrying value of assets to be recoverable.
          Income taxes — Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of the Company’s assets and liabilities. If it is more likely than not that some portion of deferred tax assets will not be realized, a valuation allowance is recorded.
          Generally accepted accounting principles in the United States of America (“GAAP”) prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Research and development costs — Research and development costs are expensed as incurred.
          Shipping and handling costs — Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were $2.4 million, $2.4 million and $2.9 million for the years ended December 31, 2007, 2008 and 2009.
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
          Valuation of financial instruments — The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, working capital line of credit, and long-term debt approximate fair value due to their current market conditions, maturity dates and other factors. Short-term investments, including trading securities and the “put” option related to the Company’s ARS portfolio, are recorded at their estimated fair values with changes in fair value reflected in the consolidated statements of income.
          Derivative financial instruments — The Company uses derivative instruments to manage some of its exposures to foreign currency risks. In connection with the acquisition of Zetex, the Company acquired forward exchange contracts and designated the contracts as foreign-currency cash flow hedges. These contracts were meant to reduce the potentially adverse effects of foreign-currency exchange rate fluctuations that occur from sales denominated in currencies other than the British Pound (“GBP”) which is the functional currency of Zetex. Ineffective portions of changes in the fair value of the cash flow hedges are recognized in earnings. In addition, if a cash flow hedge should be discontinued because it is probable the original transaction will not occur, the net unrealized gain or loss will be recognized in earnings. Hedge ineffectiveness had no material impact on earnings in 2008 or 2009. As of December 31, 2009, the Company no longer had foreign-currency cash flow hedges as they all matured during 2009. In addition, the Company has no immediate plans to hedge its cash flow via the purchase of additional forward foreign exchange contracts.
          Use of estimates — The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may be material to the consolidated financial statements and accompanying notes.
          Earnings per share — Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, including those related to share-based            compensation and convertible senior notes. Earnings per share are computed using the “treasury stock method.” The convertible senior notes include a net share settlement feature which requires the Company to redeem the par amount of the note in cash and any remaining value, assuming the note is in-the-money, in incremental shares, cash, or a combination thereof. The net-share settled convertible, as structured, allows the Company to use the treasury stock method of calculating diluted earnings per share. The incremental value of the shares will be determined based on the average price of the Company’s common stock over the reporting period. There are no shares in the earnings per share calculation for the years ended December 31, 2007, 2008 and 2009 related to the convertible senior notes as the average stock price did not exceed the conversion price and, therefore, there is no conversion spread.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          For the years ended December 31, 2007, 2008 and 2009, options and share grants outstanding for 0.6 million shares, 1.1 million shares and 3.4 million shares, respectively, of common stock have been excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

	Year Ended December 31,
	2007	2008	2009
Net income attributable to common stockholders for earnings per share computation	$53,754	$28,239	$7,513

Basic
Weighted average number of common shares outstanding during the year	39,601	40,709	42,237

Basic earnings per share attributable to common stockholders	$1.36	$0.69	$0.18

Diluted
Weighted average number of common shares outstanding used in calculating basic earnings per share	39,601	40,709	42,237

Add: incremental shares upon stock option exercise and non-vested stock awards	2,730	1,929	1,212

Weighted average number of common shares outstanding used in calculating diluted earnings per share	42,331	42,638	43,449

Diluted earnings per share attributable to common stockholders	$1.27	$0.66	$0.17

          Share-based compensation — The Company uses the Black-Scholes-Merton model to determine the fair value of stock options on the date of grant and recognizes compensation expense for stock options on a straight-line basis. Restricted stock grants are measured based on the fair market value of the underlying stock on the date of grant and compensation expense for restricted stock grants is recognized on a straight-line basis over the requisite service period. In addition to the recognition of compensation expense, non-vested restricted stock grants are included in the diluted shares outstanding calculation.
          The amount of compensation expense recognized using the Black-Scholes-Merton model requires the Company to exercise judgment and make assumptions relating to the factors that determine the fair value of its stock option grants. The fair value calculated by this model is a function of several factors, including the grant price, the expected future volatility, the expected term of the option and the risk-free interest rate of the option. The expected term and expected future volatility of the options require judgment. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest. The Company estimates the forfeiture rate based on historical experience and to the extent its actual forfeiture rate is different from its estimate, share-based compensation expense is adjusted accordingly.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Functional currencies and foreign currency translation — The functional currency for most of the Company’s international operations is the U.S. dollar. However, some of its subsidiaries functional currency is their local currency, as the Company believes it is the appropriate currency. The Company believes the New Taiwan (“NT”) dollar as the functional currency at Diodes Taiwan Inc. and Anachip Corp. and the GBP as the functional currency at Diodes Zetex Limited most appropriately reflects the current economic facts and circumstances of their operations. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Income and expense accounts denominated in foreign currencies are translated at the average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets.
          The Company uses the U.S. dollar as the functional currency in Diodes Hong Kong Limited, Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd. as substantially all monetary transactions are made in U.S. dollars, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, the Company periodically assesses its position with respect to the functional currency of its foreign subsidiaries. Included in income are foreign exchange losses of $0.6 million, $6.7 million and $4.7 million for the years ended December 31, 2007, 2008 and 2009, respectively.
          Defined benefit plan — The Company maintains pension plans covering certain of its employees in the U.K. and Germany. For financial reporting purposes, the net pension and supplemental retirement benefit obligations and the related periodic pension costs are calculated based upon, among other things, assumptions of the discount rate for plan obligations, estimated return on pension plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.
          Asset retirement obligations — The Company recognizes assets retirement obligations (“ARO’s”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the assets respective useful life. The Company’s ARO’s consist primarily of estimated costs to return leased property to its original condition. As of December 31, 2008 and 2009, the liabilities of $0.3 million for ARO’s are included in the Company’s consolidated balance sheet as other long-term liabilities.
          Investment in joint venture — Investment in joint ventures over which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. These investments are evaluated for impairment, in which an impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be other than temporary. In judging “other than temporary,” the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company’s longer-term intent of retaining the investment in the investee. As of December 31, 2008 and 2009, the value of the Company’s investment in joint venture of $0.6 million and $0.5 million, respectively, are included in the Company’s consolidated balance sheet as other assets.
          Contingencies – From time to time, the Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.
          Comprehensive income (loss) — GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of other comprehensive income or loss include foreign currency translation adjustments, unrealized gain or loss on defined benefit plan, foreign currency gain (loss) on forward contracts and other items. Accumulated other comprehensive gain or (loss) was $0.9 million, $(48.4) million and $(48.3) million at December 31, 2007, 2008 and 2009, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          Total Comprehensive Income (Loss)

	Twelve Months Ended December 31,
	2007	2008	2009
Net income	$56,130	$30,529	$9,848
Translation adjustment	292	(40,106)	7,963
Unrealized loss on defined benefit plan, net of tax	—	(4,722)	(12,346)
Foreign currency gain (loss) on forward contracts, net of tax	—	(4,511)	4,511

Comprehensive income (loss)	56,422	(18,810)	9,976
Comprehensive income attributable to noncontrolling interest	2,376	2,290	2,335

Total comprehensive income (loss) attributable to common stockholders	$54,046	$(21,100)	$7,641

          There is no income tax expense or benefit associated with each component of comprehensive income. As of December 31, 2009, the accumulated balance for each component of comprehensive income are as follows:

Translation adjustment	$(31,244)
Unrealized loss on defined benefit plan, net of tax	$(17,067)
          Reclassifications — Certain amounts from prior periods have been reclassified to conform to the current years’ presentation and the retrospective adjustments associated with the change in accounting principle.
          Recently issued accounting pronouncements — In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. Early adoption is not permitted. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 1 — SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
          In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets, which codifies FASB Statement No. 166, Accounting for Transfers of Financial Asset, an amendment to SFAS No.140 into the ASC. ASU 2009-16 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 (1) eliminates the concept of a “qualifying special-purpose entity”, (2) changes the requirements for derecognizing financial assets, and (3) enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective for fiscal years beginning after November 15, 2009. Early adoption is not permitted. The Company is currently evaluating the future impacts and required disclosures of this pronouncement.
          In October 2009, the FASB published FASB ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 includes amendments to ASC Topic 470, Debt, (Subtopic 470-20), and ASC Topic 260, Earnings per Share (Subtopic 260-10), to provide guidance on share-lending arrangements entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing. ASU 2009-15 is effective for fiscal years beginning after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements. The provisions of ASU 2009-15 are effective for arrangements entered into on (not outstanding) or after the first reporting period that begins on or after June 15, 2009. Certain transition disclosures are also required. Early adoption is not permitted. The provisions of ASU 2009-15 are not expected to have a material impact on the Company’s consolidated financial statements.
          In September 2009, the FASB published FASB ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 amends ASC Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). It also requires new disclosures, by major category of investments, about the attributes includes of investments within the scope of this amendment to the Codification. ASU 2009-12 is effective for interim and annual periods beginning after December 15, 2009. Early adoption is permitted. The provisions of ASU 2009-12 are not expected to have a material impact on the Company’s consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 2 — CHANGE IN ACCOUNTING PRINCIPLE
          On January 1, 2009 the Company changed how it accounted for its Notes as a change in accounting principle. As a result, the Company adjusted its December 31, 2008 consolidated balance sheet and its consolidated statements of income, consolidated statements of equity and consolidated statements of cash flows for the years ended December 31, 2007 and 2008 to reflect the retrospective application required by the change in accounting principle. Issuers of instruments, such as convertible debt instruments, should separately account for liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate. All adjustments were made retrospectively as of the date of issuance of the Company’s Notes and therefore, the financial statements are presented as if the Notes have always been accounted for in this manner. See Note 11 for additional information.
          In addition, on January 1, 2009, the Company changed how it classifies its noncontrolling interests (“NCIs”) on its consolidated financial statements. As a result, the Company adjusted its December 31, 2008 consolidated balance sheet to reflect the retrospective application required with the change in accounting principle. This change in accounting principle indicates, among other things, that: NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; increases and decreases in the parent’s ownership interest, that leaves control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and losses of a partially owned consolidated subsidiary be allocated to the NCIs even when such allocation might result in a deficit balance. The change in accounting principle requires changes to certain presentation and disclosure requirements. The provisions are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. Therefore, NCIs of $9.5 million as of December 31, 2008 were reclassified to equity, a change from its previous classification between liabilities and stockholders’ equity.
          The adjustments made to the December 31, 2008 balance sheet are as follows:

	December 31, 2008
		Notes	NCIs	Reclass
	As Reported	Adjustments	Adjustment	Adjustment	Adjusted

ASSETS
Deferred income taxes, non-current	$3,994	$34	$—	$—	$4,028
Deferred income taxes, non-current	2,745	281	—	(3,026)	—
Other assets	6,627	(720)	—	—	5,907
Income tax payable	358	301	—	—	659
2.25% Convertible Senior Notes due 2026	183,500	(28,049)	—	—	155,451
Deferred income taxes, non-current	—	12,278	—	(5,793)	6,485

Noncontrolling interest (previously referred to as minority interests)	9,453	—	(9,453)	—	—
Additional paid-in capital	133,701	36,650	—	—	170,351
Retained earnings	259,479	(18,818)	—	—	240,661
Noncontrolling interest	—	—	9,453	—	9,453

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 2 — CHANGE IN ACCOUNTING PRINCIPLE (Continued)
          The adjustments made to the December 31, 2007 and 2008 consolidated statements of income are as follows:

	2007			2008
	As	Notes		As	Notes
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted

Interest expense	$(6,831)	$320	$(6,511)	$(9,348)	$304	$(9,044)
Amortization of debt discount	—	(9,996)	(9,996)	—	(10,690)	(10,690)
Other income (expense)	(225)	—	(225)	16,594	(7,093)	9,501
Income tax provision (benefit)	9,428	(3,773)	5,655	4,585	(6,743)	(2,158)
Net income attributable to common stockholders	59,657	(5,903)	53,754	38,975	(10,736)	28,239

Earnings per share attributable to common stockholders
Basic	$1.51	$(0.15)	$1.36	$0.96	$(0.26)	$0.69

Diluted	$1.41	$(0.14)	$1.27	$0.91	$(0.25)	$0.66

Number of shares used in computation
Basic	39,601		39,601	40,709		40,709

Diluted	42,331		42,331	42,638		42,638

          The material retrospective adjustments caused by both changes to the Company’s consolidated statements of equity for the years ended December 31, 2007 and 2008 were to break out total equity between total Diodes Incorporated stockholders’ equity and noncontrolling interest and to adjust the December 31, 2006 additional paid-in capital for the impact of the issuance of the Notes. The retrospective adjustments caused by both changes to the Company’s consolidated statements of cash flows for the years ended December 31, 2007 and 2008 were to adjust separate line items within cash flows from operating activities, which did not affect the original net reported amounts for operating activities, investing activities or financing activities.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 3 — BUSINESS ACQUISITIONS
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

          In addition, in order to finance the acquisition, the Company entered into a margin loan agreement with UBS Financial Services Inc. for $165 million, collateralized by the Company’s ARS portfolio. On November 4, 2008, the Company entered into a no net cost credit line (“no net cost”) loan, which replaced the margin loan. See Note 11 for additional information.
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
          The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Final purchase
price allocation
on acquisition
date
Assets acquired:
Accounts receivable, net	$13,445
Inventory	35,991
Prepaid expenses and other current assets	4,363
Property, plant and equipment, net	52,045
Other long-term assets	136
Trademarks and other intangible assets	48,274
Goodwill	51,345

Total assets acquired	$205,599

Liabilities assumed:
Accounts payable	$6,057
Accrued expenses and other liabilities	17,978
Pension liability	10,873
Deferred tax liabilities	13,649
Other liabilities	3,846

Total liabilities assumed	52,403

Total net assets acquired, net of cash acquired	$153,196

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 3 — BUSINESS ACQUISITIONS (Continued)
          The fair values and lives for amortization purposes assigned to acquired intangible assets are as follows:

		Estimated
		useful life (in
Intangible asset	Fair value assigned	years)
IPR&D:
Power management	$1,383	N/A
Lighting	3,952	N/A
Other	2,569	N/A

Total IPR&D	7,904

Developed technology:
Discretes	16,007	10
Power management	4,941	5
Lighting	3,360	5
ASIC	3,162	7
Other	2,174	2 to 7

Total developed technology	29,644

Customer relationships	6,917	12
Trade name	3,162	Indefinite
Other intangibles	647	Various

Total intangibles acquired	$48,274

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
          Acquired intangible in process research and development (“IPR&D”), which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition in the amount of $7.9 million was expensed immediately in 2008, in accordance with SFAS No. 141, to research and development. IPR&D consists of: (i) power management, which includes power management chips that meet the requirements of a broad range of portable electronic equipment that demands a balance of efficiency, functionality, and size; (ii) lighting, which includes LED drivers that are developed for a range of applications including white LEDs for display backlighting, safety and security lighting, camera flash, architectural lighting, and automotive lighting, which maintains illumination while limiting battery power consumption; and (iii) other, including items such as audio, which includes class D amplifiers that efficiently deliver high quality audio. The risk adjusted discount rate used to determine the fair value of power management, lighting and other was 26%, 28% and 28%, respectively.
          For the year ended December 31, 2008 and 2009, approximately $10.7 million and $3.9 million, respectively, has been recorded as amortization expense associated with the identified intangible assets, including $7.9 million for IPR&D during 2008. Amortization expense associated with these identified intangible assets will approximate between $1.8 million and $3.8 million per year over the next 5 to 10 years. In addition, the Company expects goodwill to be deductible for tax purposes.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 3 — BUSINESS ACQUISITIONS (Continued)
          The following unaudited pro forma consolidated results of operations for the years ended December 31, 2007 and 2008 have been prepared as if the acquisition of Zetex had occurred at January 1, 2007 and 2008, respectively, for each year (unaudited):

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

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 4 — FOREIGN CURRENCY HEDGING
          As a multinational Company, sales transactions are denominated in a variety of currencies. In connection with the acquisition of Zetex, the Company acquired forward exchange contracts, designated as foreign-currency cash flow hedges, to reduce the potentially adverse effects of foreign-currency exchange rate fluctuations that occur from sales denominated in currencies other than the British Pound, which is the functional currency of Zetex. The Company used these forward exchange contracts to hedge, thereby attempting to reduce the Company’s overall exposure to the effects of currency fluctuations on cash flows. The Company does not permit speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.
          These forward exchange contracts were recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as assets and unrealized loss positions are recorded as liabilities. Changes in the fair values of the outstanding forward exchange contracts that are highly effective are recorded in other comprehensive income or loss until the forward exchange contracts are settled. Changes in the fair values of the forward exchange contracts assessed as not effective as hedging instruments are recognized in earnings in the current period. Results of ineffective hedges are recorded as expense in the consolidated condensed statements of operations in the period in which they are determined to be ineffective.
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
          As of December 31, 2009, the Company no longer had forward contracts as they matured during 2009. As of December 31, 2008, foreign exchange contracts classified as derivates designated as hedging instruments included in other liabilities was approximately $2.8 million. For the year ended December 31, 2008, the Company had net foreign exchange hedge-related transaction losses of $1.5 million related to hedging the Zetex acquisition purchase price and deferred net unrealized losses on outstanding forward exchange contracts recorded as other comprehensive loss of $4.5 million (net of tax).

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 4 — FOREIGN CURRENCY HEDGING (Continued)
          The following details the location and amount of gains and losses on derivative instruments in the consolidated statements of income for the years ended December 31:

December 31, 2009
Amount of
Gain (Loss)
Recognized
			Amount of	Location of Gain	in Income on
			Gain (Loss)	(Loss) Recognized in	Derivative
	Amount of		Reclassified	Income on	(Ineffective
	Gain (Loss)		from	Derivative	Portion and
	Recognized	Location of Gain	Accumulated	(Ineffective Portion	Amount
	in OCI on	(Loss) Reclassified	OCI into	and Amount	Excluded
	Derivative	from Accumulated	Income	Excluded from	from
Derivatives in Cash Flow	(Effective	OCI into Income	(Effective	Effectiveness	Effectiveness
Hedging Relationships	Portion)	(Effective Portion)	Portion)	Testing)	Testing)

Foreign exchange contracts	$961	Other income (expense)	$(3,595)	Other income (expense)	$—

December 31, 2008
Amount of
Gain (Loss)
Recognized
			Amount of	Location of Gain	in Income on
			Gain (Loss)	(Loss) Recognized in	Derivative
	Amount of		Reclassified	Income on	(Ineffective
	Gain (Loss)		from	Derivative	Portion and
	Recognized	Location of Gain	Accumulated	(Ineffective Portion	Amount
	in OCI on	(Loss) Reclassified	OCI into	and Amount	Excluded
	Derivative	from Accumulated	Income	Excluded from	from
Derivatives in Cash Flow	(Effective	OCI into Income	(Effective	Effectiveness	Effectiveness
Hedging Relationships	Portion)	(Effective Portion)	Portion)	Testing)	Testing)

Foreign exchange contracts	$(9,119)	Other income (expense)	$(3,578)	Other income (expense)	$—

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 5 — FAIR VALUE MEASUREMENTS
          On January 1, 2008, the Company adopted the methods of fair value in accordance with GAAP for its financial assets and liabilities and on January 1, 2009 for its nonfinancial assets and liabilities. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
          The Company uses valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. These two types of inputs create a three-tier fair value hierarchy that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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
          Due to lack of observable market quotes on the Company’s ARS portfolio and “put” option, the fair value measurements have been estimated using Level 3 inputs. The fair value was based on factors that reflect assumptions market participants would use in pricing, including, among others: relevant future market conditions including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer and bond insurer, the percent of the Federal Family Education Loan Program (“FFELP”) guaranty, and the maturity of the securities, as well as the market activity of similar securities. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict and the future actual market prices may differ materially. See Note 6 for additional information regarding the Company’s ARS portfolio.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 5 — FAIR VALUE MEASUREMENTS (Continued)
          On October 29, 2008, the Company reached a settlement with UBS AG and affiliates (“UBS AG”), in regard to its ARS portfolio, which gives the Company the option to “put” the ARS portfolio back to UBS AG at anytime during June 30, 2010 and July 2, 2012 at par value. The “put” option does not meet the definition of a derivative as the terms of the “put” option do not provide for net settlement as the Company must tender the ARS portfolio to receive the settlement and the ARS portfolio is not readily convertible to cash. Upon settlement, the Company elected the fair value option for the “put” option. Upon initial recognition of the “put” option, the Company recorded an asset and a gain for the fair value of the “put” option. Until the Company exercises its “put” option, it will adjust the fair value on a quarterly basis with corresponding changes in fair value to be reported in the consolidated statements of income.
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
          Upon settlement with UBS AG, the Company transferred its ARS portfolio from an available-for-sale securities category to trading securities category. Although transfers into trading securities should be rare, the Company believes that the unprecedented failure of the ARS market and its settlement with UBS AG meets the conditions for such a rare transfer. When the Company made the transfer, all of the previously recorded unrealized losses in comprehensive income were included in the consolidated statement of income.
          Since the Company elected to transfer its ARS portfolio from available-for-sale securities category to trading securities category and made the fair value election for the “put” option, all fair value changes for both will be included in the consolidated statements of income, thereby creating accounting symmetry at both inception of the settlement and until the Company exercises its “put” option. See Notes 6 and 11 for additional information regarding the Company’s settlement with UBS AG.
          Financial assets and liabilities carried at fair value as of December 31 are classified in the following tables:

December 31, 2009
Description	Level 1	Level 2	Level 3	Total
Short-term — trading securities	$—	$—	$271,567	$271,567
Short-term — put option	—	—	25,033	25,033

Total	$—	$—	$296,600	$296,600

December 31, 2008
Description	Level 1	Level 2	Level 3	Total
Long-term — trading securities	$—	$—	$288,530	$288,530
Long-term — put option	—	—	32,095	32,095

Total	$—	$—	$320,625	$320,625

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 5 — FAIR VALUE MEASUREMENTS (Continued)
          The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended December 31, 2008 and 2009:

Level 3
Beginning balance as of January 1, 2008	$—

Transfers to Level 3	320,700

Unrealized loss from trading securities	(32,095)

Unrealized gain from put option	32,095

Purchases, issuances, and settlements	(75)

Ending balance as of December 31, 2008	320,625

Unrealized gain from trading securities	7,062

Unrealized loss from put option	(7,062)

Purchases, issuances, and settlements	(24,025)

Ending balance as of December 31, 2009	$296,600

          Since the failure of the auctions for the ARS market, through December 31, 2009, the underlying institutions have repurchased approximately $24.0 million of the Company’s ARS at par value, the proceeds of which have been applied against the “no net cost” loan. During January 2010, an additional $55.3 million ARS were repurchased at par by the issuers, bringing the total ARS par value to $241.3 million as of January 31, 2010.
          Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2008 and 2009. Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill, other intangible assets and other non-financial long-lived assets.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 6 — SHORT-TERM AND LONG-TERM INVESTMENTS
     Short term and long-term investments are as follows:

		Unrealized	Unrealized
As of December 31, 2009	Cost Basis	Gains	Losses	Fair Value
Short-term investments
Short-term — trading securities	$296,600	$—	$(25,033)	$271,567
Short-term — put option	—	25,033	—	25,033

Total short-term investments	$296,600	$25,033	$(25,033)	$296,600

		Unrealized	Unrealized
As of December 31, 2008	Cost Basis	Gains	Losses	Fair Value
Long-term investments
Long-term — trading securities	$320,625	$—	$(32,095)	$288,530
Long-term — put option	—	32,095	—	32,095

Total long-term investments	$320,625	$32,095	$(32,095)	$320,625

          As of December 31, 2009, the Company had $296.6 million invested in ARS, which are instruments that provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. These mechanisms historically have allowed existing investors to roll over their holdings and continue to own the respective securities or to liquidate their holdings by selling their securities at par value.
          Historically, the Company invested in ARS for short periods of time as part of its cash management program. However, in 2008, due to uncertainties in the credit markets and the failure of the auctions for the Company’s ARS have prevented the Company and other investors from liquidating holdings of ARS. An auction failure, which is not a default in the underlying debt instrument, occurs when the amount of securities submitted for sale exceeds the amount of purchase orders, resulting in the Company continuing to hold these securities.
          On October 29, 2008, the Company reached a settlement with UBS AG. As part of the settlement, the Company transferred its ARS portfolio from available-for-sale securities category to trading securities category. Although transfers into trading securities should be rare, the Company believes that the unprecedented failure of the ARS market and its settlement with UBS AG meets the conditions for such a rare transfer. When the Company made the transfer all of the previously recorded unrealized losses in comprehensive income, it transferred the losses to the consolidated statement of income.
          In connection with the settlement with UBS AG the Company was given the option to “put” the ARS portfolio back to UBS AG at anytime during June 30, 2010 and July 2, 2012 at par value. The “put” option is a free standing instrument and the rights are not transferable. Upon settlement, the Company elected the fair value option for the “put” option and recorded an asset and a gain for the fair value of the “put” option. As of December 31, 2009, the “put” option is classified as a short-term investment as it is a free standing instrument tied to the ARS portfolio, which are also classified as short-term investments. See Note 5 for additional information regarding fair value measurements of the Company’s put option.
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
          The Company continues to earn interest on its ARS at a weighted average rate of approximately 1.4% of as December 31, 2009, which it is currently collecting. The weighted average maximum contractual default rate is 17.3%.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 6 — SHORT-TERM AND LONG-TERM INVESTMENTS (Continued)
          The Company’s ARS are primarily backed by student loan association bonds. None of the Company’s investments are collateralized mortgage obligations or are any other type of mortgage-backed or real estate-backed security.
          As of December 31, 2009, approximately 98.6%, or $292.5 million, of the $296.6 million par value ARS are collateralized by higher education funded student loans that are supported by the federal government as part of FFELP. The Company continues to believe that the credit quality of these securities are high based on this guarantee. The following table shows a natural grouping of the FFELP guaranteed securities, as well as the percentage of the ARS portfolio guaranteed by FFELP.

% of FFELP guaranty	Par Value	% of Total

100%	$158,825	53.5%
Between 98% and 99%	32,725	11.0%
80%	22,250	7.5%
Between 51% and 60%	74,900	25.3%
10.00%	3,800	1.3%
non-FFELP guaranteed	4,100	1.4%

Total	$296,600	100%
          As of December 31, 2008 and 2009, the Company’s portfolio of ARS was valued using a valuation model that relies exclusively on Level 3 inputs. The discount of the total ARS portfolio was 8.4% of par value, or $25.0 million unrealized loss. See Note 5 for additional information regarding fair value measurements of the Company’s ARS portfolio.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 7 — INVENTORIES
          Inventories, stated at the lower of cost or market value, at December 31 were:

	2008	2009
Finished goods	$46,992	$32,343
Work-in-progress	23,436	24,029
Raw materials	28,690	33,280

	$99,118	$89,652

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT
          Property, plant and equipment at December 31 were:

	2008	2009
Buildings and leasehold improvements	$32,915	$31,835
Construction in-progress	13,746	6,395
Machinery and equipment	248,260	284,322

	294,921	322,552

Less: Accumulated depreciation and amortization	(134,118)	(173,498)

	160,803	149,054

Land	13,864	13,934

	$174,667	$162,988

          Depreciation and amortization of property, plant and equipment was $26.2 million, $37.9 million and $42.5 million for the years ended December 31, 2007, 2008 and 2009, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 9 — INTANGIBLE ASSETS
          Intangible assets subject to amortization at December 31 were as follows:

December 31, 2009
		Gross		Currency
		Carrying	Accumulated	Exchange
Intangible Assets	Useful life	Amount	Amortization	and Other	Net

Amortized intangible assets:
Patents	5-15 years	$10,844	$(3,004)	$(414)	$7,426
Software license	3 years	1,212	(1,149)	(63)	—
Developed product technology	2-10 years	29,643	(5,359)	(4,327)	19,957
Customer relationships	12 years	6,917	(738)	(1,254)	4,925

Total amortized intangible assets:		$48,616	$(10,250)	$(6,058)	$32,308

Intangible assets with indefinite lives:
Trademarks and trade names	Indefinite	$3,162	$—	$(578)	$2,584

Total Intangible assets with indefinite lives:		$3,162	$—	$(578)	$2,584

Total intangible assets:		$51,778	$(10,250)	$(6,636)	$34,892

December 31, 2008
		Gross		Currency
		Carrying	Accumulated	Exchange
Intangible Assets	Useful life	Amount	Amortization	and Other	Net

Amortized Intangible Assets:
Patents	5-15 years	$11,705	$(2,217)	$(71)	$9,417
Software license	3 years	1,212	(823)	(104)	285
Developed product technology	2-10 years	29,248	(2,115)	(7,574)	19,559
Customer relationships	12 years	6,521	(284)	(1,736)	4,501

Total amortized intangible assets:		$48,686	$(5,439)	$(9,485)	$33,762

Intangible assets with indefinite lives:
Trademarks and trade names	Indefinite	$2,301	$—	$(135)	$2,166

Total Intangible assets with indefinite lives:		$2,301	$—	$(135)	$2,166

Total intangible assets:		$50,987	$(5,439)	$(9,620)	$35,928

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 9 — INTANGIBLE ASSETS (Continued)
          Amortization expense related to intangible assets subject to amortization was $0.8 million, $3.7 million and $4.7 million for the years ended December 31, 2007, 2008 and 2009, respectively.
          Amortization of intangible assets through 2014 is as follows:

Years
2010	$4,572
2011	4,501
2012	4,463
2013	3,672
2014	2,980
NOTE 10 — GOODWILL
          Changes in goodwill for the years ended December 31 were as follows:

Balance at December 31, 2007	$25,135
Acquisitions and purchase price adjustments	37,799
Currency exchange and other	(6,143)

Balance at December 31, 2008	$56,791

Acquisitions and purchase price adjustments	9,587
Currency exchange and other	1,697

Balance at December 31, 2009	$68,075

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 11 — BANK CREDIT AGREEMENTS AND LONG-TERM DEBT
          Lines of credit — The Company maintains credit facilities with several financial institutions through its entities in the U.S., Europe and Asia totaling $66.2 million. On November 25, 2009 the Company entered into a credit agreement (“the Credit Agreement”) with Bank of America, N.A. (“Bank of America”). The Credit Agreement provides for a $10 million revolving credit facility (the “Revolver”) and a $10 million uncommitted facility (the “Uncommitted Facility”). The Revolver includes a $1.5 million sublimit for letters of credit. Both the Revolver and the Uncommitted Facility mature on November 24, 2010 (the “Maturity Date”). Any borrowing and obligations under the Revolver or under the Uncommitted Facility is secured by accounts, chattel paper, deposit accounts and inventory, and all dividends, distributions, and income attributable to proceeds, products, additions to, substitutions, replacements and supporting obligations for, model conversions, and accessions of the foregoing, of the Company and of certain of its subsidiaries. Certain subsidiaries of the Company also guaranty any borrowing and obligations and pledge their interests to Bank of America in certain subsidiary stock owned by such subsidiary guarantors.
          In addition, the Credit Agreement contains certain restrictive and financial covenants, including, but not limited to, the following: (a) we shall maintain on a consolidated basis a Fixed Charge Coverage Ratio of not less than 2.00 to 1.0 and a Quick Ratio of not less than 1.50 to 1.0; (b) we and our subsidiaries shall not create, incur, assume or suffer to exist any Lien upon any of its property, assets or revenues except as specified in the Credit Agreement; (c) we and our subsidiaries shall not make any Investments except as specified in the Credit Agreement; (d) we and our subsidiaries shall not create, incur, assume or suffer to exist any Indebtedness except as specified in the Credit Agreement; (e) we and our subsidiaries shall not dissolve or merge or consolidate with or into another entity except as specified in the Credit Agreement; (f) we and our subsidiaries shall not make any Disposition except as specified in the Credit Agreement; (g) we and our subsidiaries shall not make any Restricted Payment, or issue or sell any Equity Interests, except as specified in the Credit Agreement; (h) we and our subsidiaries shall not engage in any material line of business substantially different from those lines of business that are currently conducted by us and our subsidiaries; (i) we and our subsidiaries shall not enter into any transaction of any kind with any Affiliate of ours except as specified in the Credit Agreement; (j) we and our subsidiaries shall not enter into certain burdensome Contractual Obligations except as specified in the Credit Agreement; and (k) we and our subsidiaries shall not use the proceeds of any Credit Extension to purchase or carry margin stock or to extend credit to others for the purpose of purchasing or carrying margin stock or to refund indebtedness originally incurred for such purpose. As of December 31, 2009, we were in compliance with the bank covenants.
          The credit unused and available under the various facilities as of December 31, 2009, was $58.6 million (net of $2.8 million short-term loan below and $4.8 million credit used for import and export guarantee), as follows:

		Outstanding at
2009		December 31,
Lines of Credit	Terms	2008	2009
$30,000	Unsecured, interest at LIBOR plus margin, due quarterly	$—	$—
10,000	Secured, interest at LIBOR plus margin, due monthly (Revolver)	—	—
10,000	Secured, uncommitted, interest at LIBOR plus margin, due monthly (Uncommitted Facility)	—	—
16,235	Unsecured, variable interest plus margin due monthly	6,098	2,814

$66,235		$6,098	$2,814

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 11 — BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)
          Short-term debt — The balances as of December 31, consist of the following:

	2008	2009
“No net cost” loan from UBS Bank, secured by Company’s ARS portfolio, and has no maturity date. Under the “no net cost” loan, the interest rate the Company pays on the loan will not exceed the interest rate received on the pledged ARS portfolio. Reclassified to short-term debt in 2009.	$0	$296,600

          The weighted average interest rate on short-term borrowings outstanding as of December 31, 2008 and 2009 was 1.9% and 2.0%, respectively.
          Long-term debt — The balances as of December 31, consist of the following:

	2008	2009
Convertible Senior Notes:
Convertible senior notes principal amount	$183,500	$135,078
Less: unamortized discount	(28,049)	(13,745)

Convertible senior notes net carrying amount	$155,451	$121,333

Notes payable to Taiwan bank, principal amount of TWD 158 million, variable interest (approximately 3.3% and 2.0% as of December 31, 2008 and 2009, respectively), of which TWD 132 million matures on July 6, 2021, and TWD 26 million matures July 6, 2013, secured by land and building.	4,103	3,837

“No net cost” loan from UBS Bank, secured by Company’s ARS portfolio, and has no maturity date. Reclassified to short-term debt in 2009.	212,711	—

Note payable to U.S. bank, collateralized by all assets, due in aggregate monthly principal payments of $83 plus interest (approximately 3.2% at December 31, 2008). This note was paid in full in February 2009.	1,671	—

	373,936	125,170
Less: Current portion	(1,339)	(373)

Long-term debt, net of current portion	$372,597	$124,797

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 11 — BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)
          The annual contractual maturities of long-term debt at December 31, 2009 are as follows:

2010	$373
2011	380
2012	388
2013	375
2014	271
Thereafter	123,383

Total long-term debt	$125,170

          Convertible senior notes — On October 12, 2006, the Company issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (the “Notes”), which pays 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. Interest will accrue on the Notes from and including October 12, 2006 or from and including the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date or maturity date, as the case may be. Commencing with the six-month period beginning October 1, 2011, and for each six-month period thereafter, the Company will, on the interest payment date for such interest period, pay contingent interest to the holders of the Notes under certain circumstances and in amounts described in the indenture. For U.S. Federal income tax purposes, the Company will treat, and each holder of the Notes will agree under the indenture to treat, the Notes as contingent payment debt instruments governed by special tax rules and to be bound by the Company’s application of those rules to the Notes.
          On each of October 1, 2011, October 1, 2016 and October 1, 2021, holders may require the Company to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date.
          Note holders may require the Company to repurchase all or a portion of its Notes upon a fundamental change, as described in the prospectus, at a repurchase price in cash equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Future minimum interest payments related to the Notes as of December 31, 2009 are $3.0 million for each year from 2010 through 2014. Future minimum payments related to the Notes as of December 31, 2009 for 2015 and thereafter include $32.7 million in interest and $135.1 million in principal for a total of $167.8 million.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 11 — BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)
          In certain circumstances, the Notes are convertible into cash or, at the Company’s option, cash and/or shares of the Company’s common stock based on an initial conversion rate, subject to adjustment, of 25.6419 shares per $1,000 principal amount of Notes, which represents an initial conversion price of $39.00 per share (split adjusted). In addition, following a “make-whole fundamental change” that occurs prior to October 1, 2011, the Company will, at its option, increase the conversion rate for a holder who elects to convert its Notes in connection with such “make-whole fundamental change,” in certain circumstances.
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
          The Company has evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature and concluded that none of these features should be separately accounted for as derivatives.
          On January 1, 2009, the Company changed how it accounted for its Notes as a change in accounting principle, which issuers of instruments similar to the Company’s Notes should allocate a portion of the proceeds received from the issuance of the Notes between an liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate. Previous guidance provided for accounting of this type of convertible debt instruments entirely as debt. All adjustments are required to be made retrospectively as of the date of issuance of the Notes and therefore, will be treated as if the Notes have always been accounted for in accordance with this pronouncement. See Note 2 for additional information regarding the change in accounting principle.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 11 — BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)
          As of December 31, the liability and equity components are as follows:

December 31, 2009
Liability	Liability	Liability	Equity
Component	Component	Component	Component
Principal	Net Carrying	Unamortized	Carrying
Amount	Amount	Discount	Amount
$135,078	$121,333	$13,745	$36,858

December 31, 2008
Liability	Liability	Liability	Equity
Component	Component	Component	Component
Principal	Net Carrying	Unamortized	Carrying
Amount	Amount	Discount	Amount
$183,500	$155,451	$28,049	$34,263
          The amount of interest expense, including amortization of debt discount for the liability component and debt issuance costs, for the years ended December 31, 2007, 2008 and 2009 is as follows:

	2007	2008	2009
Notes contractual interest expense	$5,189	$5,088	$3,576
Amortization of debt discount	9,996	10,690	8,302
Amortization of debt issuance costs	933	917	647

Total	$16,118	$16,695	$12,525

          In 2008, the Company repurchased $46.5 million principal amount of the Notes for approximately $23.2 million in cash. During 2009, the Company repurchased $13.6 million principal amount of the Notes for approximately $10.5 million in cash and $34.8 million principal amount of the Notes in exchange for approximately $31.4 million in shares of Common Stock. As of December 31, 2009, the Company has repurchased a total of $94.9 million principal amount of Notes.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 11 — BANK CREDIT AGREEMENTS AND LONG-TERM DEBT (Continued)
          “No Net Cost” Loan
          In connection with the acquisition of Zetex, the Company entered into a $165 million interest-bearing margin loan with UBS Financial Services, Inc., secured by the Company’s ARS portfolio. See Note 3 for additional information regarding the Zetex acquisition.
          On November 4, 2008, the Company accepted an offer of a “no net cost” loan, which replaced the margin loan, from UBS BANK USA (“UBS Bank”), an affiliate of UBS AG and is collateralized by the Company’s ARS portfolio. Under the “no net cost” loan, UBS Bank will not make an advance against the ARS collateral in amounts equal to the fair market or par value of the ARS collateral unless the Company arranges for another person or entity to provide additional collateral or assurances on terms and conditions satisfactory to the UBS Bank. In addition, UBS Bank may demand full or partial payment or terminate and cancel the “no net cost” loan, at its sole option and without cause, at any time. However, If at any time UBS Bank exercises its right of demand under certain sections of the Credit Line Agreement, UBS Financial Services, Inc. shall provide as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the Credit Line Agreement and UBS Bank agrees that the Credit Line Agreement shall remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then one of the UBS Entities will purchase the pledged ARS at par. Furthermore, if the Company elects to sell any ARS that are pledged as collateral under the Credit Line Agreement with UBS Bank to a purchaser other than UBS Bank, UBS Bank intends to exercise its right to demand repayment of the “no net cost” loan relating to the ARS sold by the Company.
          The “no net cost” loan allowed the Company to draw up to 75% of the market value of its ARS portfolio, as determined by the UBS Bank, which is subject to collateral maintenance requirements. Under the “no net cost” loan, the interest rate the Company pays on the “no net cost” loan will not exceed the interest rate earned on the pledged ARS portfolio. Subsequent to the agreement, the Company drew up to the 75% market value limit, as determined by UBS. On November 10, 2009, the Company received a credit line of up to the full par value of its ARS portfolio. Subsequently, the Company drew up to the full value or $296.6 million of the credit line. As of December 31, 2009, the balance of the “no net cost” loan was $296.6 million and classified as short-term debt.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 12 — CAPITAL LEASE OBLIGATIONS
          Future minimum lease payments under capital lease agreements are summarized as follows:

For years ending December 31,
2010	$344
2011	345
2012	345
2013	345
Thereafter	827

2,206
Less: Interest	(254)

Present value of minimum lease payments	1,952

Less: Current portion	(283)

Long-term portion	$1,669

          At December 31, 2009, property under capital leases had a cost of $3.4 million, and the related accumulated depreciation was $1.6 million. Depreciation of assets held under capital lease is included in depreciation expense.
NOTE 13 — ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES
          Accrued liabilities at December 31 were:

	2008	2009
Accrued expenses	$6,243	$6,960
Compensation and payroll taxes	8,001	6,665
Equipment purchases	2,129	5,420
Accrued pricing adjustments	3,604	4,627
Accrued professional services	1,100	1,314
Accrued interest	1,061	718
Accrued restructuring charges	3,708	706
Other	5,349	4,741

	$31,195	$31,151

          Other long-term liabilities at December 31 were:

	2008	2009
Accrued defined benefit plan	$11,714	$29,304
Unrecognized tax benefits	3,706	8,067
Deferred compensation	1,999	2,919
Other	5,516	165

	$22,935	$40,455

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 14 — STOCKHOLDERS’ EQUITY
          As of December 31, 2009, the Company had approximately 43.7 million common shares outstanding. During 2009, shares outstanding increased by approximately 2.6 million shares, primarily due to approximately 1.8 million shares issued in conjunction with exchanging shares for Notes and approximately 0.8 million shares issued in conjunction with share-based plans.
          Additional paid-in capital increased approximately $41.3 million in the year ended December 31, 2009, primarily due to approximately $10.9 million in share-based compensation expense and approximately $29.4 million in conjunction with issuing shares in exchange for Notes.
          In addition, in connection with the change in accounting principle and the retrospective application, additional paid-in capital was increased by approximately $34.3 million as of October 12, 2006 to reflect the equity component of the Notes.
NOTE 15 — RESTRUCTURING COSTS
          In the year ended December 31, 2008, the Company recorded approximately $4.1 million in restructuring costs mainly relating to the reduction of its European workforce at its U.K. operations in Oldham of which accounted for $3.0 million and to a lesser extent workforce reductions at its manufacturing operations in China. The expense primarily consisted of termination and severance costs. The restructuring was completed during the first quarter of 2009.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 16 — INCOME TAXES
          The components of the income tax provision (benefit) are as follows:

	2007	2008	2009
Current tax provision
Federal	$—	$—	$—
Foreign	5,668	9,748	7,458
State	(157)	(612)	14

	5,511	9,136	7,472

Deferred tax provision (benefit)
Federal	(1,041)	(4,509)	(4,510)
Foreign	—	(5,992)	(3,050)

	(1,041)	(10,501)	(7,560)
Liability for unrecognized tax benefits	1,185	(793)	1,390

Total income tax provision (benefit)	$5,655	$(2,158)	$1,302

          Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2007, 2008, and 2009 is as follows:

	2007		2008		2009
		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings	Amount	earnings	Amount	earnings
Federal tax	$21,625	35.0	$9,931	35.0	$3,881	35.0
State income taxes, net of federal tax benefit	(156)	(0.3)	(386)	(1.4)	(196)	(1.8)

Foreign income taxed at lower tax rates	(21,063)	(34.0)	(16,908)	(59.6)	(14,536)	(131.1)
Subpart F income and foreign dividends, net of foreign tax credits	1,185	1.9	2,009	7.1	6,562	59.2

Valuation allowance — foreign tax credit carryforwards	5,044	8.2	550	1.9	3,851	34.7

Liability for unrecognized tax benefits	1,185	1.9	(412)	(1.4)	1,390	12.5
U.S. tax on undistributed foreign earnings	(3,339)	(5.4)	—	—	—	—
Non-deductible in process research and development	—	—	2,753	9.7	—	—

U.S. provision-to-return adjustments	—	—	—	—	(1,663)	(15.0)
Valuation allowance — net operating loss carryforwards	—	—	—	—	1,840	16.6

Other	1,174	1.9	305	1.1	173	1.6

Income tax provision (benefit)	$5,655	9.2	$(2,158)	(7.6)	$1,302	11.7

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 16 — INCOME TAXES (Continued)
          For the year ended December 31, 2007, the Company reported domestic and foreign pre-tax income/(loss) of $(12.2) million and $74.0 million, respectively. For the year ended December 31, 2008, the Company reported domestic and foreign pre-tax income/(loss) of $(19.1) million and $47.5 million, respectively, including $14.3 million of deductions relating to purchase accounting adjustments from the Zetex acquisition for IPR&D, inventory adjustment for reasonable profit allowance and amortization of acquisition-related intangible assets. For the year ended December 31, 2009, the Company reported domestic and foreign pre-tax income of $(46.8) million and $57.9 million, respectively.
          The Company’s global presence requires us to pay income taxes in a number of jurisdictions. In general, earnings in the U.S. are currently subject to tax rates of 35%. Earnings in Taiwan and Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by the Company’s China subsidiaries and sold to customers outside of Taiwan and Hong Kong, respectively. The U.S. tax rate on this Subpart F income is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, the Company received credit against the Company’s U.S. tax liability for income taxes paid by its foreign subsidiaries.
          Earnings in Hong Kong are subject to a 16.5% tax for local sales or local source sales; all other Hong Kong sales are not subject to foreign income taxes. In Taiwan, earnings are subject to 25% and 20% income tax rate in 2009 and 2010, respectively. In addition, Taiwan earnings are subject to an additional 10% retained earnings tax should the Taiwan earnings not be distributed. As an incentive for the formation of Anachip Corp., its earnings are subject to a five-year tax holiday (subject to certain qualifications of Taiwanese tax law). In the third quarter of 2006, the Company elected to begin this five-year tax holiday as of January 1, 2006. Beginning 2011, Anachip Corp.’s earnings will be subject to statutory Taiwan income tax.
          In June 2008, the Company completed the acquisition of all the outstanding ordinary capital stock of Zetex. Zetex’s earnings in the U.K. are currently subject to a tax rate of 28%, its earnings in Hong Kong are subject to a 16.5% tax rate and its earnings in Germany are subject to a 30% tax rate.
          The recent China government income tax reform increased the corporate income tax rate in China to 25% beginning in 2008. The earnings of Shanghai Kai Hong Technology Co., Ltd., which is located in the Songjiang Export Zone of Shanghai, China, were subject to a preferential tax rate of 7.5% in 2007, and 12.5% in both 2008 and 2009. Due to its qualification as a high technology company, the earnings of Shanghai Kai Hong Electronic Co., Ltd. were subject to a preferential tax rate of 12% in 2007, and 15% in both 2008 and 2009. For 2010, the Company expects a tax rate of 15% for both subsidiaries.
          The impact of tax holidays decreased the Company’s tax expense by approximately $11.2 million, $6.6 million and $7.4 million for the years ended December 31, 2007, 2008 and 2009, respectively. The benefit of the tax holidays on basic and diluted earnings per share for the year ended December 30, 2007 was approximately $0.28 and $0.26, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the year ended December 31, 2008 was approximately $0.16. The benefit of the tax holidays on basic and diluted earnings per share for the year ended December 30, 2009 was approximately $0.17.
          The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2006. The Internal Revenue Service has contacted the Company regarding an examination for the tax year ended 2006. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2003. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 16 — INCOME TAXES (Continued)
          In accordance with the provisions related to accounting for uncertainty in income taxes, the Company recognizes the impact of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2009
Balance at January 1,	$4,122	$3,706
Additions based on tax positions related to the current year	1,035	4,935
Reductions for prior years tax positions	(1,451)	(577)

Balance at December 31,	$3,706	$8,064

          It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.
          At December 31, 2008 and 2009, the Company’s deferred tax assets and liabilities are comprised of the following items:

	2008	2009
Deferred tax assets, current
Inventory cost	$1,534	$4,464
Accrued expenses and accounts receivable	785	1,745
Share based compensation and others	1,709	1,625

Total deferred tax assets, current	$4,028	$7,834

Deferred tax assets, non-current
Plant, equipment and intangible assets	$1,313	$1,585
Foreign tax credits	8,560	14,796
Research and development tax credits	2,790	2,790
Net operating loss carryforwards	1,707	5,471
Share based compensation and others	7,987	9,096

	22,357	33,738
Valuation allowances	(5,593)	(11,285)

Total deferred tax assets, non-current	16,764	22,453

Deferred tax liabilities, non-current
Step up in basis — acquisition	(4,602)	(11,393)
Convertible debt interest	(18,647)	(18,803)

Total deferred tax liabilities, non-current	(23,249)	(30,196)

Net deferred tax assets, non-current	$(6,485)	$(7,743)

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 16 — INCOME TAXES (Continued)
          Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. As of January 1, 2007, the Company had accrued $3.3 million for U.S. taxes on future dividends from its foreign subsidiaries. With the establishment of the holding companies in 2007, the Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries. Accordingly, the $3.3 million liability was reversed during 2007, and U.S. taxes are no longer being recorded on undistributed foreign earnings. As of December 31, 2009, the Company has undistributed earnings from its non-U.S. operations of approximately $164 million (including approximately $24 million of restricted earnings which are not available for dividends). Additional federal and state income taxes of approximately $39 million would be required should such earnings be repatriated to the U.S.
          At December 31, 2009, the Company had federal and state tax credit carryforwards available to offset future regular income and partially offset alternative minimum taxable income of approximately $16.8 million and $0.6 million, respectively. The federal tax credit carryforwards began to expire in 2009 and the state tax credit carryforwards will begin to expire in 2020. The Company determined that it was more likely than not that a portion of its federal foreign tax credit carryforwards would expire before they could be utilized. Accordingly, the Company recorded valuation allowances of $0.6 million and $3.9 million during the years ended December 31, 2008 and 2009, respectively.
          At December 31, 2009, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $50.0 million and $48.0 million, respectively, available to offset future regular and alternative minimum taxable income. The federal NOL carryforwards will begin to expire in 2012 and the state NOL carryforwards will begin to expire in 2013. Furthermore, the Company determined that it was more likely than not that a portion of its federal and state net operating loss carryforwards would expire before they could be fully utilized and recorded a valuation allowance of $1.8 million during the year ended December 31, 2009.
          The Company has not recorded tax benefits related to the exercise of non-qualified stock options and the disqualified disposition of incentive stock options. The tax benefits of approximately $8.8 million of NOLs related to stock option exercises in 2008 and 2009 will be credited to additional paid-in capital when realized.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 17 — EMPLOYEE BENEFIT PLANS
Defined Benefit Plan
          In connection with the acquisition of Zetex, the Company has adopted a contributory defined benefit plan that covers certain employees in the U.K. and Germany. The defined benefit plan is closed to new entrants and frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. On the acquisition date, the Company determined the fair value of the defined benefit plan assets and utilizes an annual measurement date of December 31. At subsequent measurement dates, defined benefit plan assets will be determined based on fair value. Defined benefit plan assets consist primarily of high quality corporate bonds that are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating the terms of the related pension liability. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.
          Net period benefit costs associated with the defined benefit were approximately $0.6 million and $1.0 million for the year ended December 31, 2008 and 2009, respectively. All unrecognized actuarial gains and losses, prior service costs and accumulated other comprehensive income are eliminated and the balance sheet liability is set equal to the funded status of the defined benefit plan at acquisition date.
          The following table summarizes the net periodic benefit costs of the Company’s plan for the years ended December 31, 2008 and 2009:

	Defined Benefit Plan
Components of net periodic benefit cost:	2008	2009
Service cost	$204	$312
Interest cost	4,185	5,691
Expected return on plan assets	(3,812)	(4,989)

Net periodic benefit cost	$577	$1,014

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 17 — EMPLOYEE BENEFIT PLANS (Continued)
          The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	Defined Benefit Plan
	2008	2009
Change in benefit obligation:
Beginning balance	$—	$83,268

Acquisition	121,842	—

Service cost	204	312

Interest cost	4,185	5,691

Actuarial loss (gain)	(9,087)	20,251

Benefits paid	(1,837)	(3,075)

Currency changes	(32,039)	11,092

Benefit obligation at December 31	$83,268	$117,539

Change in plan assets:

Beginning balance — fair value	$111,664	$71,284

Actual return on plan assets	(10,264)	9,478

Benefits paid	(1,837)	(3,075)

Currency changes	(28,279)	10,548

Fair value of plan assets at December 31	$71,284	$88,235

Funded status at December 31	$(11,984)	$(29,304)

          Based on an actuarial study performed as of December 31, 2009, the plan is under-funded by approximately $29.3 million and the liability is reflected in the Company’s consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive loss was approximately $17.1 million.
          The Company applies the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the year ended December 31, 2009, the plans total recognized loss increased by $15.8 million. The variance between the actual and expected return to plan assets during 2009 decreased the total unrecognized net loss by $4.5 million. The total unrecognized net loss is greater than 10% of the projected benefit obligation or 10% of the plan assets. The excess amount will therefore be amortized over the average term to retirement of plan participants not yet in receipt of pension, which as of December 31, 2009 the average term was 15 years. The annual amortization amount is expected to be approximately $0.6 million per year.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 17 — EMPLOYEE BENEFIT PLANS (Continued)
          The following weighted-average assumptions were used to determine net periodic benefit costs for the year ended December 31:

	2008	2009
Discount rate	6.6%	5.7%
Expected long-term return on plan assets	6.7%	6.8%
          The following weighted-average assumption was used to determine the benefit obligations for the year ended December 31:

	2008	2009
Discount rate	6.4%	5.7%
          The expected long-term return on plan assets was determined based on historical and expected future returns of the various asset classes. The plans investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve its expected long-term return and is currently invested in a variety of funds representing most standard equity and debt security classes. Trustees of the plan may make changes at any time. The following summarizes the plan asset allocations of the assets in the plan and expected long-term return by asset category:

Asset category	Expected long-term return	Assets allocation
Cash	0.5%	0.1%
Equity securities	8.0%	50.1%
Fixed income securities	5.7%	18.8%
Index linked securities	4.5%	18.9%
Other types of investments	7.0%	12.1%

Total	6.8%	100%
          Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The following summarizes the expected future benefit payments, including future benefit accrual, as of December 31, 2009:

Year
2010	$3,133
2011	3,521
2012	3,795
2013	3,941
2014	4,393
2015-2019	25,355
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

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 17 — EMPLOYEE BENEFIT PLANS (Continued)
          The Company’s overall defined benefit plan investment strategy is to achieve a mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types and fund strategies. The target allocations for plan assets are 48% equity securities, 40% corporate bonds and government securities, and 12% to absolute return funds. Equity securities primarily include investments in large-cap and mid-cap companies primarily located in the U.K. Fixed income securities include corporate bonds of companies from diversified industries, and U.K. government bonds. The absolute return fund is mainly invested in a mixture of equities and bonds.
          The plan’s trustees appoint fund managers to carry out all the day-to-day functions relating to the management of the fund and its administration. The fund managers must invest their portion of the plan’s assets in accordance with their investment manager agreement agreed by the trustees. The trustees are responsible for agreeing these investment manager agreements and for deciding on the portion of the plan’s assets that will be invested with each fund manager. When taking decisions, the trustees take advice from experts including the plan’s actuary and also consults with the Company.
          The following table summarizes the major categories of the plan assets:

December 31, 2009
Assets Category	Level 1	Level 2	Level 3	Total
Cash	$52	$—	$—	$52
Equity securities:
U.K.	21,993	—	—	21,993
North America	7,180	—	—	7,180
Europe (excluding U.K.)	7,342	—	—	7,342
Japan	2,799	—	—	2,799
Pacific Basin (excluding Japan)	3,487	—	—	3,487
Emerging markets	1,426	—	—	1,426
Fixed income securities:
Corporate bonds	—	16,589	—	16,589
Index linked securities:
U.K. Treasuries	16,718	—	—	16,718
Other types of investments:
Absolute return funds	10,649	—	—	10,649

Total	$71,646	$16,589	$—	$88,235

          Fair value is taken to mean the bid value of securities, as supplied by the fund managers. All the plan’s securities are publically traded and highly liquid. Therefore, the majority of the securities are valued under Level 1 and one security is valued under Level 2 using quoted prices for identical or similar securities. The plan does not hold any level 3 securities. See Note 5 for additional information regarding fair value and Levels 1, 2 and 3.
          The investment manager agreements require the fund managers to invest in a diverse range of stocks and bonds across each particular asset class. The stocks held by the plan in a particular asset class should therefore match closely the underlying stocks in the relevant index. The Company believes that this leads to minimal concentration of risk within each asset class; although it recognizes that some asset classes are inherently more risky than others.
          The Company also has pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, not included in the amounts or assumptions above.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 17 — EMPLOYEE BENEFIT PLANS (Continued)
401(k) Retirement Plan
          The Company maintains a 401(k) retirement plan (the Plan) for the benefit of qualified employees at its U.S. locations. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company makes a matching contribution of $1 for every $2 contributed by the participant up to 6% (3% maximum matching) of the participant’s eligible payroll, which vests over four years. In addition, the Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan.
          As stipulated by the regulations of the People’s Republic of China, the Company maintains a retirement plan pursuant to the local municipal government for the employees in China. The Company is required to make contributions to the retirement plan at a rate of 22.5% of the employee’s eligible payroll. Pursuant to the Taiwan Labor Standard Law and Factory Law, the Company maintains a retirement plan for the employees in Taiwan, whereby the Company makes contributions at a rate of 6% of the employee’s eligible payroll.
          For the years ended December 31, 2007, 2008 and 2009, total amounts expensed under these plans were approximately $2.9 million, $2.0 million and $2.3 million, respectively.
Deferred Compensation Plan
          The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2009, these investments totaled approximately $2.8 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the deferred compensation plan liabilities.
Share-Based Plans
          The Company maintains share-based compensation plans for its Board, officers and key employees, which provide for stock options and stock awards under its 1993 ISO Plan, 1993 NQO Plan, 1969 Incentive Bonus Plan, and 2001 Omnibus Equity Incentive Plan.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 18 — SHARE-BASED COMPENSATION
          The following table shows the total compensation cost charged against income for share-based compensation plans, including stock options and share grants, recognized in the statements of income for the years ended December 31, 2007, 2008 and 2009:

	2007	2008	2009
Cost of goods sold	$483	$443	$373
Selling, general and administrative expense	8,567	8,710	9,203
Research and development expense	814	983	1,360

Total share-based compensation expense	$9,864	$10,136	$10,936

          Stock Options — Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date. Share-based compensation expense for stock options granted during 2007, 2008 and 2009 was calculated on the date of grant using the following weighted-average forfeiture rates and the Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	2007	2008	2009
Expected volatility	54.52%	55.30%	57.92%
Expected term (years)	6.6	6.9	7.5
Risk free interest rate	4.91%	4.08%	3.20%
Forfeiture rate	2.50%	2.50%	0.00%
Dividend yield	N/A	N/A	N/A
          Expected volatility — The Company estimates expected volatility using historical volatility. Public trading volume on options in the Company’s stock is not material. As a result, the Company determined that utilizing an implied volatility factor would not be appropriate. The Company calculates historical volatility for the period that is commensurate with the option’s expected term assumption. For 2009, the expected volatility for officers and the Board is 57.89%, while the expected volatility for all other employees is 58.84%.
          Expected term — The Company has evaluated expected term based on history and exercise patterns across its demographic population. The Company believes that this historical data is the best estimate of the expected term of a new option. For 2009, the expected term for officers and the Board is 7.6 years, while the expected term for all other employees is 4.8 years.
          Risk free interest rate — The Company estimate the risk-free interest rate based on zero-coupon U.S. treasury securities for a period that is commensurate with the expected term assumption.
          Forfeiture rate — The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest as forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. This analysis will be re-evaluated at least annually, and the forfeiture rate will be adjusted as necessary.
          Dividend yield — The Company historically has not paid a cash dividend; therefore this input is not applicable.
          Discount for post vesting restrictions — This input is not applicable.
          The weighted-average grant-date fair value of options granted during 2007, 2008 and 2009 was $14.70, $16.70, and $9.34, respectively. The total cash received from option exercises was $7.6 million, $3.0 million and $1.5 million during 2007, 2008 and 2009, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 18 — SHARE-BASED COMPENSATION (Continued)
          For the years ended December 31, 2007, 2008 and 2009, stock option expense was $5.6 million, $4.0 million and $3.6, respectively.
          At December 31, 2009, unamortized compensation expense related to unvested options, net of estimated forfeitures, was approximately $8.0 million. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 2.7 years.
          A summary of the Company’s stock option plans as of December 31 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Stock options	Shares	Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2007	5,368	$8.49	6.36	$81,396
Granted	265	24.96
Exercised	(1,260)	6.04		26,722
Forfeited or expired	(105)	19.53

Outstanding at December 31, 2007	4,268	10.06	5.95	85,393
Exercisable at December 31, 2007	3,411	7.55	5.36	76,814

Outstanding at January 1, 2008	4,268	10.06
Granted	241	27.95
Exercised	(540)	5.48		8,775
Forfeited or expired	(74)	20.67

Outstanding at December 31, 2008	3,895	11.61	5.35	2,327
Exercisable at December 31, 2008	3,342	9.28	4.81	2,327

Outstanding at January 1, 2009	3,895	11.61
Granted	492	15.15
Exercised	(324)	4.91		4,328
Forfeited or expired	(83)	15.89

Outstanding at December 31, 2009	3,980	$12.50	5.17	$34,989
Exercisable at December 31, 2009	3,161	$10.59	4.23	$32,558
          As of December 31, 2009, approximately 3.2 million of the 4.0 million outstanding stock options were exercisable. The following table summarizes information about stock options outstanding at December 31, 2009:

			Weighted
			average
			remaining	Weighted
	Range of exercise	Number	contractual	average
Plan	prices	outstanding	life (years)	exercise price
1993 NQO	$2.47-7.09	204	0.52	$6.75
1993 ISO	1.85-7.09	141	1.22	4.69
2001 Plan	2.47-28.45	3,635	5.58	13.13

Plan Totals	$1.85-28.45	3,980	5.17	$12.50

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 18 — SHARE-BASED COMPENSATION (Continued)
          The following summarizes information about stock options exercisable at December 31, 2009:

			Weighted
			average	Weighted
			remaining	average
	Range of exercise	Number	contractual	exercise
Plan	prices	outstanding	life (years)	price
1993 NQO	$2.47-7.09	204	0.52	$6.75
1993 ISO	1.85-7.09	141	1.22	4.69
2001 Plan	2.47-28.45	2,816	4.68	11.16

Total	$1.85-28.45	3,161	4.23	$10.59
          Share Grants — Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period. A summary of the Company’s non-vested share grants in 2007, 2008 and 2009 are presented below:

		Weighted
		Average	Aggregate
		Grant Date	Intrinsic
Restricted Stock Grants	Shares	Fair Value	Value
Nonvested at January 1, 2007	852	$16.45
Granted	297	26.00
Vested	(84)	23.19
Forfeited	(47)	23.73

Nonvested at December 31, 2007	1018	$18.34	$30,602

Nonvested at January 1, 2008	1018	$18.34
Granted	283	26.47
Vested	(391)	16.29
Forfeited	(64)	26.23

Nonvested at December 31, 2008	846	$21.41	$5,125

Nonvested at January 1, 2009	846	$21.41
Granted	387	15.86
Vested	(445)	17.53	$5,968
Forfeited	(74)	23.16

Nonvested at December 31, 2009	714	$20.64	$14,579
          For each of the years ended December 31 of 2007, 2008 and 2009, there was approximately $4.3 million , $6.1 million and $7.3 million of total recognized share-based compensation expense related to restricted stock arrangements granted under the plans. The total unrecognized share-based compensation expense as of December 31 2009 was approximately $24.3 million, which is expected to be recognized over a weighted average period of approximately 3.9 years.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 18 — SHARE-BASED COMPENSATION (Continued)
          On September 22, 2009, the Company entered into an employment agreement (the “Agreement”) with Dr. Keh-Shew Lu, President and Chief Executive Officer of the Company (the “Employee”), pursuant to which he will continue to be employed by the Company in such positions for an additional six-year term. As part of the Agreement, the Company and the Employee entered into a Stock Award Agreement that provides that: (i) the Company will grant to the Employee 100,000 shares of Common Stock on each of April 14, 2010, 2011, 2012, 2013, 2014 and 2015; (ii) each such installment would vest only if the Company achieved a specified amount of net sales; (iii) upon the termination of the Employee’s employment, the Company’s obligation to grant any subsequent installment would terminate; and (iv) any granted shares would be automatically forfeited and returned to the Company if the Employee’s employment with the Company is terminated before the Company achieves the specified amount of net sales, except in the case of death or disability (as defined) in which case the granted shares would become fully vested on the date of death or disability. The estimated fair value of this grant is approximately $12 million and is being expensed on a straight line basis through April 14, 2015.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 19 — RELATED PARTY TRANSACTIONS
          The Company conducts business with one related party company, Lite-On Semiconductor Corporation, and its subsidiaries and affiliates (“LSC”). LSC is the Company’s largest stockholder, owning 19.1% of the Company’s outstanding Common Stock as of December 31, 2009, and is a member of the Lite-On Group of companies. C.H. Chen, the Company’s former President and Chief Executive Officer, currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC as well as Chairman of Lite-On Technology Corporation, a significant shareholder of LSC. L.P. Hsu, a member of the Board of Directors since May 2007 serves as a consultant to Lite-On Technology Corporation. The Company considers its relationship with LSC, a member of the Lite-On Group of companies, to be mutually beneficial and the Company plans to continue its strategic alliance with LSC.
          The Company also conducts business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is the Company’s 5% joint venture partner in the Company’s Shanghai manufacturing facilities.
          The Audit Committee of the Company’s Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.
          Lite-On Semiconductor Corporation (LSC) — The Company sold products to LSC totaling 6.2%, 3.5% and 2.1% of its net sales for the years ended December 31, 2007, 2008 and 2009, respectively, making LSC one of its largest customers. Also for the years ended December 31, 2007, 2008 and 2009, 11.3%, 9.6% and 6.3%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC the Company’s largest supplier. The Company also rents warehouse space in Hong Kong from a member of the Lite-On Group, which also provides the Company with warehousing services at that location. For the years ended December 31, 2007, 2008 and 2009, the Company paid this entity in aggregate amounts of $0.5 million, $0.7 million and $0.8 million, respectively, for their services.
          Net sales to, and purchases from, LSC were as follows for years ended December 31:

	2007	2008	2009
Net sales	$24,809	$15,279	$8,967

Purchases	$49,224	$48,964	$32,868
          Keylink International (B.V.I.) Inc. — The Company sells products to, and purchases inventory from, companies owned by Keylink. The Company sold products to companies owned by Keylink, totaling 0.6%, 0.8% and 2.6% of net sales for the years ended December 31, 2007, 2008 and 2009, respectively. Also for the years ended December 31, 2007, 2008 and 2009, 1.5%, 1.3% and 1.2%, respectively of the Company’s net sales were from semiconductor products purchased from companies owned by Keylink. In addition, the Company’s subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink. The Company also pays a consulting fee to Keylink. The aggregate amounts for these services for the years ended December 31, 2007, 2008 and 2009 were $9.4 million, $10.5 million and $10.7 million, respectively.
     Net sales to, and purchases from, companies owned by Keylink were as follows for years ended December 31:

	2007	2008	2009
Net sales	$2,586	$3,486	$11,373

Purchases	$6,005	$6,555	$6,252

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 19 — RELATED PARTY TRANSACTIONS (Continued)
          Accounts receivable from, and accounts payable to, LSC and Keylink were as follows as of December 31:

	2008	2009
Accounts receivable
LSC	$2,920	$2,055
Keylink	2,413	5,935

	$5,333	$7,990

Accounts payable
LSC	$6,133	$7,846
Keylink	3,662	4,667

	$9,795	$12,513

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 20 — SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES
          An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Operations and Senior Vice President of Sales and Marketing. For financial reporting purposes, the Company operates in a single segment, standard semiconductor products, through its various manufacturing and distribution facilities. The Company aggregates its products because the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.
          The Company’s operations include the domestic operations in Asia, North America and Europe. Prior to the acquisition of Zetex, in June 2008, European operations were consolidated into the North America operations, which accounted for approximately 4.2% of total sales for the year ended December 31, 2007.

		North
2009	Asia	America	Europe	Consolidated
Total sales	$354,906	$85,498	$116,357	$556,761
Inter-company sales	(27,377)	(25,752)	(69,275)	(122,404)

Net sales	$327,529	$59,746	$47,082	$434,357

Property, plant and equipment	$97,142	$30,123	$35,723	$162,988
Assets	$380,497	$339,518	$301,883	$1,021,898

		North
2008	Asia	America	Europe	Consolidated
Total sales	$346,023	$113,620	$28,328	$487,971
Inter-company sales	(25,056)	(27,153)	(2,977)	(55,186)

Net sales	$320,967	$86,467	$25,351	$432,785

Property, plant and equipment	$105,957	$31,213	$37,497	$174,667
Assets	$333,639	$406,456	$150,583	$890,678

		North
2007	Asia	America	Europe		Consolidated
Total sales	$514,195	$122,274		$—	$636,469
Inter-company sales	(211,913)	(23,397)		—	(235,310)

Net sales	$302,282	$98,877	$		$401,159
Property, plant and equipment	$103,220	$20,187		$—	$123,407
Assets	$240,196	$461,715		$—	$701,911

          The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Sales are attributed to geographic areas based on the location of the subsidiaries producing the sales.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 20 — SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES (Continued)
          Geographic Information — Revenues were derived from (billed to) customers located in the following countries. “All Others” represents countries with less than 10% of total revenues each:

		% of Total
2009	Revenue	Revenue
China	$131,914	30.4%
Taiwan	122,502	28.2%
United States	75,185	17.3%
Korea	27,223	6.3%
U.K.	17,926	4.1%
Germany	17,438	4.0%
Singapore	14,429	3.3%
All others	$27,740	6.4%

Total	$434,357	100%

		% of Total
2008	Revenue	Revenue
China	$130,045	30.0%
Taiwan	118,577	27.4%
United States	85,906	19.8%
Korea	21,901	5.1%
Germany	17,021	3.9%
Singapore	14,852	3.4%
U.K.	12,821	3.1%
All others	$31,662	7.3%

Total	$432,785	100%

		% of Total
2007	Revenue	Revenue
China	$156,183	38.9%
Taiwan	102,562	25.6%
United States	81,408	20.3%
Korea	17,563	4.4%
Singapore	9,854	2.5%
U.K.	7,710	1.8%
Germany	5,111	1.3%
All others	$20,768	5.2%

Total	$401,159	100%

          Major customers — No customer accounted for 10% or greater of the Company’s total net sales in 2007, 2008, and 2009.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 21 — COMMITMENTS
          Operating leases — The Company leases offices, manufacturing plants and warehouses under operating lease agreements expiring through December 2012. Rental expense amounted to approximately $4.3 million, $5.8 million and $6.2 million for the years ended December 31, 2007, 2008, and 2009, respectively.
          Future minimum lease payments under non-cancelable operating leases at December 31, 2009 are:

2010	$5,669
2011	5,191
2012	4,447
2013	2,970
2014 and thereafter	142

$18,419

          Purchase commitments — The Company has entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment in China, for approximately $22.1 million at December 31, 2009.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 22 — SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2009
Net sales	$78,050	$103,898	$122,122	$130,287

Gross profit	14,493	27,370	37,575	41,769

Net income (loss) attributable to common shareholders	(10,766)	(2,953)	7,020	14,212

Earnings (loss) per share attributable to common shareholders
Basic	$(0.26)	$(0.07)	$0.17	$0.33
Diluted	(0.26)	(0.07)	0.16	0.32

	Quarter Ended
	March 31	June 30	Sept. 30 (1)	Dec. 31
Fiscal 2008 (2)
Net sales	$95,580	$116,018	$134,047	$87,141

Gross profit	31,916	39,618	38,118	22,876

Net income (loss) attributable to common shareholders	12,535	11,403	(4,688)	8,319

Earnings (loss) per share attributable to common shareholders
Basic	$0.31	$0.28	$(0.11)	$0.20
Diluted	0.29	0.27	(0.11)	0.20

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2007 (2)
Net sales	$92,020	$96,283	$105,264	$107,591

Gross profit	29,524	30,678	34,152	36,024

Net income attributable to common shareholders	11,486	10,687	14,504	16,666

Earnings per share attributable to common shareholders
Basic	$0.29	$0.27	$0.36	$0.42
Diluted	0.27	0.25	0.34	0.39

(1)
Net income for the three months ended September 30, 2008 was affected by purchase price accounting adjustments in connection with the acquisition of Zetex, primarily due to one-time non-cash expenses related to acquired intangible IPR&D and inventory adjustment for reasonable profit allowance.

(2)
The amounts for fiscal 2007 and 2008 were adjusted for the retrospective application of a change in accounting principle and from previously reported amounts on Form 10-Q due to a change in tax rates used to compute deferred income taxes. Amounts adjusted are not deemed material.

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

DIODES INCORPORATED (Registrant)

By:	/s/ Keh-Shew Lu	March 1, 2010

KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard D. White	March 1, 2010

RICHARD D. WHITE
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Keh-Shew Lu, President and Chief Executive Officer, and Richard D. White, Chief Financial Officer, Treasurer, and Secretary, his true and lawful attorneys-in-fact and agents, with full power of substitution, to sign and execute on behalf of the undersigned and any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or their or his or her substitutes, shall do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2010.

/s/ Keh-Shew, Lu

KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard D. White

RICHARD D. WHITE
Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

/s/ Raymond Soong	/s/ C.H. Chen
RAYMOND SOONG	C.H. CHEN
Chairman of the Board of Directors	Director

/s/ Michael R. Giordano	/s/ L.P. Hsu

MICHAEL R. GIORDANO	L.P. HSU
Director	Director

/s/ Keh-Shew Lu	/s/ John M. Stich

KEH-SHEW LU	JOHN M. STICH
Director	Director

/s/ Shing Mao

SHING MAO
Director

INDEX TO EXHIBITS

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith
2.1	Stock Purchase Agreement dated as of December 20, 2005, by and among DII Taiwan Corporation Ltd., Anachip Corporation, Lite-On Semiconductor Corporation, Shin Sheng Investment Limited and Sun Shining Investment Corp.	8-K	December 21, 2005	2.1

2.2	Asset Purchase Agreement dated as of October 18, 2006, by and among DII Taiwan Corporation Ltd., APD Semiconductor, Inc. and Certain Shareholders Thereof, and entered into by the parties on October 19, 2006	8-K	October 24, 2006	2.1

2.3	Amendment to the Asset Purchase Agreement, dated October 18, 2006, by and among Diodes Incorporated, DII Taiwan Corporation Ltd., APD Semiconductor, Inc. and APD Semiconductor (Asia) Inc., and entered into by the parties on October 19, 2006	8-K	October 24, 2006	2.2

2.4	Second Amendment to Asset Purchase Agreement dated as of October 31, 2006, by and among Diodes Incorporated, DII Taiwan Corporation Ltd., APD Semiconductor, Inc. and APD Semiconductor (Asia) Inc.	8-K	November 7, 2006	2.1

3.1	Certificate of Incorporation, as amended.	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

4.2	Form of Convertible Senior Notes due 2026	S-3	October 4, 2006	4.1

4.3	Form of Indenture for the Convertible Senior Notes due 2026	S-3	October 4, 2006	4.3

10.1 *	Company’s 401(k) Plan — Adoption Agreement	10-K	March 31, 1995

10.2 *	Company’s 401(k) Plan — Basic Plan Documentation #03	10-K	March 31, 1995

10.3 *	Company’s Incentive Bonus Plan	S-8	May 9, 1994

10.4 *	Company’s 1993 Non-Qualified Stock Option Plan	S-8	May 9, 1994

10.5 *	Company’s 1993 Incentive Stock Option Plan	10-K	March 31, 1995

10.6	KaiHong Compensation Trade Agreement for SOT-23 Product	10-Q/A	October 27, 1995	10.2

10.7	KaiHong Compensation Trade Agreement for MELF Product	10-Q/A	October 27, 1995	10.3

10.8	Lite-On Power Semiconductor Corporation Distributorship Agreement	10-Q	July 27, 1995	10.4

10.9	Loan Agreement between the Company and FabTech Incorporated	10-K	April 1, 1996	10.16

10.10	KaiHong Joint Venture Agreement between the Company and Mrs. J.H. Xing	10-K	April 1, 1996	10.17

10.11	Quality Assurance Consulting Agreement between LPSC and Shanghai KaiHong Electronic Company, Ltd.	10-Q	August 14, 1996	10.18

10.12	Guaranty Agreement between the Company and Shanghai KaiHong Electronic Co., Ltd.	10-K	March 26, 1997	10.21

10.13	Guaranty Agreement between the Company and Xing International, Inc.	10-K	March 26, 1997	10.22

10.14	Bank Guaranty for Shanghai KaiHong Electronic Co., LTD	10-Q	August 14,1998	10.25

10.15	Consulting Agreement between the Company and J.Y. Xing	10-Q	November 13,1998	10.26

INDEX TO EXHIBITS (continued)

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith
10.16	Diodes-Taiwan Relationship Agreement for FabTech Wafer Sales	10-Q	August 11, 1999	10.28

10.17	Volume Purchase Agreement dated as of October 25, 2000, between FabTech, Inc. and Lite-On Power Semiconductor Corporation	8-K	December 18, 2000	10.31

10.18	Diodes Incorporated Building Lease — Third Amendment	10-Q	November 2, 2001	10.36

10.19*	2001 Omnibus Equity Incentive Plan	DEF14A	April 27, 2001	B

10.20	Sale and Leaseback Agreement between the Company and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.46

10.21	Lease Agreement between the Company and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.47

10.22	Lease Agreement for Plant #2 between the Company and Shanghai Ding Hong Electronic Equipment Limited	10-Q	August 9, 2004	10.52

10.23	$5 Million Term Note with Union Bank	10-Q	August 9, 2004	10.53

10.24	First Amendment To Amended And Restated Credit Agreement	10-Q	August 9, 2004	10.54

10.25	Covenant Agreement between Union Bank and FabTech, Inc.	10-Q	August 9, 2004	10.55

10.26	Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.56

10.27	Lease Agreement between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

10.28	Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.29	Second Amendment to Amended and Restated Credit Agreement dated as of August 29, 2005, between Diodes Incorporated and Union Bank of California, N.A.	8-K	September 2, 2005	10.59

10.30	Covenant Agreement dated as of August 29, 2005, between FabTech, Inc. and Union Bank of California, N.A.	8-K	September 2, 2005	10.60

10.31	Revolving Note dated as of August 29, 2005, of Diodes Incorporated payable to Union Bank of California, N.A.	8-K	September 2, 2005	10.61

10.32	Term Note dated as of August 29, 2005, of FabTech, Inc. payable to Union Bank of California, N.A.	8-K	September 2, 2005	10.62

10.33	Security Agreement dated as of February 27, 2003, between the Company and Union Bank of California, N.A.	8-K	September 2, 2005	10.63

10.34	Security Agreement dated as of February 27, 2003, between FabTech, Inc. and Union Bank of California, N.A.	8-K	September 2, 2005	10.64

10.35	Continuing Guaranty dated as of December 1, 2000, between the Company and Union Bank of California, N.A.	8-K	September 2, 2005	10.65

10.36	Continuing Guaranty dated as of December 1, 2000, between FabTech, Inc. and Union Bank of California, N.A.	8-K	September 2, 2005	10.66

10.37*	Employment agreement between Diodes Incorporated and Dr. Keh- Shew Lu dated August 29, 2005	8-K	September 2, 2005	10.1

10.38*	Employment agreement between Diodes Incorporated and Mark King, dated August 29, 2005	8-K	September 2, 2005	10.2

10.39*	Employment agreement between Diodes Incorporated and Joseph Liu, dated August 29, 2005	8-K	September 2, 2005	10.3

10.40*	Employment agreement between Diodes Incorporated and Carl Wertz, dated August 29, 2005	8-K	September 2, 2005	10.4

INDEX TO EXHIBITS (continued)

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith
10.41*	Form of Indemnification Agreement between Diodes and its directors and executive officers.	8-K	September 2, 2005	10.5

10.42	Wafer purchase Agreement dated January 10, 2006 between Diodes Incorporated Taiwan Co., Ltd and Lite-on Semiconductor Corporation	8-K	January 12, 2006	2.1

10.43	Supplementary to the Lease Agreement dated on September 5, 2004 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.44	Supplementary to the Lease Agreement dated on June 28, 2004 with Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.45	Agreement on Application, Construction and Transfer of Power Facilities, dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd	10-Q	May 10, 2006	10.16

10.46*	Amendment of 1993 Non-Qualified Stock Option Plan, the 1993 Incentive Stock Option Plan and the 2001 Equity Incentive Plan of the Company dated as of September 22, 2006	8-K	September 26, 2006	10.2

10.47	Amended and Restated Lease Agreement dated as of September 1, 2006, between Diodes FabTech, Inc. with Townsend Summit, LLC	8-K	October 11, 2006	10.1

10.48	Agreement on purchase of office building located in Taiwan dated April 14, 2006, between Diodes Taiwan and First International Computer, Inc.	8-K	October 11, 2006	10.2

10.49*	Deferred Compensation Plan effective January 1, 2007	8-K	January 8, 2007	99.1

10.50	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.50

10.51	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes China and Shanghai Ding Hong Electronic Co., Ltd	10-K	February 29, 2008	10.51

10.52	Plating Process Agreement made and entered into among Diodes China, Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-K	February 29, 2008	10.52

10.53	Supplementary Agreement dated December 31, 2007 to the Lease Agreement dated June, 28, 2004 for Leasing Diodes Shanghai New Building’s Fourth and Fifth Floor between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.54	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007 between Diodes Shanghai and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.54

10.55	Consulting Agreement between the Company and Mr. M.K. Lu.	10-K	February 29, 2008	10.55

10.56	Foreign Exchange Agreement dated as of April 3, 2008, between Union Bank of California, N.A. and Diodes FabTech, Inc.	8-K	April 4, 2008	99.2

10.57	Escrow Agreement dated as of April 3, 2008, among Diodes FabTech, Inc., UBS Limited and Union Bank of California, N.A.	8-K	April 4, 2008	99.4

10.58	Irrevocable Standby Letter of Credit dated as of March 31, 2008, issued by UBS Financial Services Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.1

10.59	Fourth Amendment to Amended and Restated Credit Agreement dated as of March 28, 2008, between Diodes Incorporated and Union Bank of California, N.A. (incorporated by reference to Exhibit 99.3 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.2

INDEX TO EXHIBITS (continued)

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith
10.60	Continuing Guaranty Agreement dated April 3, 2008, between Diodes Incorporated and Union Bank of California N.A. (incorporated by reference to Exhibit 99.5 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.3

10.61	Guaranty Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.6 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.4

10.62	Addendum to Guaranty Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.7 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.5

10.63	Client’s Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.8 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.6

10.64	Addendum to Client’s Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.9 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.7

10.65	Terms and Conditions For Irrevocable Standby Letter of Credit dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.10 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.8

10.66	Addendum to Terms and Conditions For Irrevocable Standby Letter of Credit dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc.	10-Q	May 12, 2008	10.9

10.67	Implementation Deed dated April 2008, between Diodes Incorporated and Zetex plc.	10-Q	May 12, 2008	10.10

10.68	Revolving note dated as of March 28, 2008, of Diodes Incorporated payable to Union Bank of California, N.A.	10-Q	May 12, 2008	10.11

10.69	Contract for the Purchase and Sale of Real Estate dated May 6, 2008, between Diodes Incorporated and West Plano Land Company, LP.	10-Q	August 11, 2008	10.1

10.70	Service Agreement between Diodes Zetex Limited and Colin Keith Greene, dated June 30, 2008.	10-Q	August 11, 2008	10.2

10.71	Side Letter to the Service Agreement between Diodes Zetex Limited and Hans Rohrer, dated July 11, 2008.	10-Q	August 11, 2008	10.3

10.72	Amendment to the Addendum to Client’s Agreement and Terms and Conditions for Irrevocable Standby Letter of Credit, dated June 9, 2008, between Diodes Incorporated and UBS Financial Services, Inc.	8-K	June 13, 2008	99.1

10.73	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.5

10.74	Factory Building Lease Agreement dated March 1, 2008 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co. Ltd.	10-Q	August 11, 2008	10.6

INDEX TO EXHIBITS (continued)

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith
10.75	Second Amendment to Addendum to Client’s Agreement and Terms and Conditions For Irrevocable Standby Letter of Credit dated October 2, 2008, between Diodes Incorporated and UBS Financial Services, Inc.	8-K	October 10, 2008	99.1

10.76	Acceptance Form, Offering Letter and Current Rate and Dividend Information on UBS’ Offer Relating to Auction Rate Securities Settlement with Diodes Incorporated dated as of October 8, 2008, issued by UBS Financial Services Inc.	8-K	November 4, 2008	99.1

10.77	Credit Line Account Application and Agreement for Organization and Businesses dated as of November 4, 2008, between Diodes Incorporated and UBS Bank USA	8-K	November 4, 2008	99.2

10.78	Addendum to Credit Line Account Application and Agreement dated as of November 4, 2008, between Diodes Incorporated and UBS Bank USA	8-K	November 4, 2008	99.3

10.79	Union Bank Credit Line Maturity Date Extension	10-Q	November 7, 2008	10.1

10.80	Supplemental Agreement to the Factory Building Lease Agreement dated as of August 11, 2008 between Shanghai Kai Hong Technology Electronic Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 7, 2008	10.2

10.81	DSH #2 Building Lease Agreement dated as of August 11, 2008 between Shanghai Kai Hong Technology Electronic Co., Ltd. and Shanghai Yuan Howe Electronics Co., Ltd.	10-Q	November 7, 2008	10.3

10.82	Letter agreement dated as of November 17, 2008 extending the maturity date of the Company’s revolving line of credit as stated in the Amended and Restated Credit Agreement dated as of March 28, 2008, between Diodes Incorporated and Union Bank of California, N.A.	8-K	January 23, 2009	99.2

10.83	Distributorship Agreement dated November 1, 2008 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

10.84	Lease Facility Safety Management Agreement dated December 31, 2008 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

10.85	Abbreviated Standard Form of Agreement between Owner and Architech dated August 25, 2008 between Corgan Associates, Inc. and Diodes Incorporated	10-K	February 26, 2009	10.85

10.86	1969 Incentive Bonus Plan, amended December 22, 2008	10-K	February 26, 2009	10.86

10.87	Diodes Incorporated 2001 Omnibus Equity Incentive Plan, amended December 22, 2008	10-K	February 26, 2009	10.87

10.88	Diodes Incorporated Deferred Compensation Plan Effective January 1, 2007, amended December 22, 2008	10-K	February 26, 2009	10.88

10.89	Second Supplemental Agreement to the Factory Building Lease Agreement dated August 19, 2009 between Shanghai Kai Hong Technology Co., Ltd. And Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 16, 2009	10.1

10.90	Employment Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	8-K	September 28, 2009	99.1

INDEX TO EXHIBITS (continued)

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith
10.91***	Stock Award Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	8-K	September 28, 2009	99.3

10.92***	Exchange Agreement dated September 28, 2009, between the Company and an institutional holder	8-K	October 2, 2009	10.1

10.93	Exchange Agreement dated June 9, 2009, between Diodes Incorporated and Acqua Wellington Opportunity, Ltd.	8-K	June 15, 2009	10.1

10.94	Consulting Agreement dated January 1, 2009, between Diodes Incorporated and Keylink International (B.V.I.) Co., Ltd.	10-Q	May 8, 2009	10.1

10.95	Amended Appendix to the Plating Agreement dated February 11, 2009, among Shanghai Kai Hong Electronic Co., Ltd., Diodes Shanghai Co., Ltd., Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-Q	May 8, 2009	10.2

10.96	Amendment to the Exhibit 1 of the Distributorship Agreement dated March 27, 2009, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Keylink Logistic Co., Ltd.	10-Q	May 8, 2009	10.3

10.97	Power Facility Construction Agreement dated October 29, 2009 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	March 1, 2010		X

10.98	First Amendment to the DSH #2 Building Lease Agreement dated December 31, 2009 between Shanghai Kai Hong Technology Electronic Co. Ltd. and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	March 1, 2010		X

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers**

18.1	Preferability letter from independent accountants regarding change in accounting principle	10-Q	November 7, 2008	18.1

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

**	Provided in the Corporate Governance portion of the Investor Relations section of the Company’s website at http://www.diodes.com.

***	Confidential treatment has been requested with respect to the omitted portions of these exhibits, which portions have been filed separately with the Securities and Exchange Commission.
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