Form 10-Q
period 2010-03-31
DIODES INC /DEL/
filed 2010-05-07
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of May 3, 2010 was 43,859,032.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$247,795	$241,953
Short-term investments	237,825	296,600
Accounts receivable, net	105,077	99,074
Inventories	93,977	89,652
Deferred income taxes, current	8,294	7,834
Prepaid expenses and other	11,400	11,591

Total current assets	704,368	746,704

PROPERTY, PLANT AND EQUIPMENT, net	173,979	162,988

OTHER ASSETS
Goodwill	65,908	68,075
Intangible assets, net	32,163	34,892
Other	5,450	5,324

Total assets	$981,868	$1,017,983

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (cont’)
LIABILITIES AND EQUITY
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES
Lines of credit and short-term debt	$239,930	$299,414
Accounts payable	65,651	62,448
Accrued liabilities	35,294	27,236
Income tax payable	3,388	2,641
Current portion of long-term debt	375	373
Current portion of capital lease obligations	279	283

Total current liabilities	344,917	392,395

LONG-TERM DEBT, net of current portion
Convertible senior notes	123,166	121,333
Long-term debt	3,396	3,464

CAPITAL LEASE OBLIGATIONS, net of current portion	1,548	1,669
DEFERRED INCOME TAXES, non-current	7,418	7,743
OTHER LONG-TERM LIABILITIES	41,635	40,455

Total liabilities	522,080	567,059

COMMITMENTS AND CONTINGENCIES

EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock — par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — par value $0.66 2/3 per share; 70,000,000 shares authorized; 43,841,730 and 43,729,304 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	29,228	29,153
Additional paid-in capital	215,573	211,618
Retained earnings	263,132	248,174
Accumulated other comprehensive loss	(59,084)	(48,311)

Total Diodes Incorporated stockholders’ equity	448,849	440,634
Noncontrolling interest	10,939	10,290

Total equity	459,788	450,924

Total liabilities and equity	$981,868	$1,017,983

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
NET SALES	$136,847	$78,050

COST OF GOODS SOLD	89,064	63,557

Gross profit	47,783	14,493

OPERATING EXPENSES
Selling, general and administrative	21,419	16,056
Research and development	6,376	5,275
Amortization of acquisition related intangible assets	1,128	1,091
Restructuring	—	99

Total operating expenses	28,923	22,521

Income (loss) from operations	18,860	(8,028)

OTHER INCOME (EXPENSES)
Interest income	1,312	1,757
Interest expense	(1,982)	(2,048)
Amortization of debt discount	(1,834)	(2,209)
Other	2,648	263

Total other income (expenses)	144	(2,237)

Income (loss) before income taxes and noncontrolling interest	19,004	(10,265)

INCOME TAX PROVISION	3,324	397

NET INCOME (LOSS)	15,680	(10,662)

Less: NET INCOME attributable to noncontrolling interest	(722)	(104)

NET INCOME (LOSS) attributable to common stockholders	$14,958	$(10,766)

EARNINGS (LOSS) PER SHARE attributable to common stockholders
Basic	$0.34	$(0.26)

Diluted	$0.33	$(0.26)

Number of shares used in computation
Basic	43,767	41,146

Diluted	45,323	41,146

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,680	$(10,662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,940	10,186
Amortization of intangibles	1,129	1,169
Amortization of convertible bond issuance costs	138	179
Amortization of debt discount	1,834	2,209
Share-based compensation	3,281	2,429
Gain on disposal of property, plant and equipment	(1,693)	—
Gain on extinguishment of debt	—	(1,490)
Investment (gain) loss recognized under equity method	(43)	96
Deferred income taxes	737	(1,036)
Changes in operating assets:
Accounts receivable	(6,414)	5,833
Inventories	(5,683)	15,798
Prepaid expenses and other current assets	(854)	2,070
Changes in operating liabilities:
Accounts payable	3,447	(16,621)
Accrued liabilities	343	(4,862)
Other liabilities	291	217
Income tax payable	733	1,235

Net cash provided by operating activities	$23,866	$6,750

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of short-term investments	58,775	—
Purchases of property, plant and equipment	(16,526)	(4,322)
Proceeds from sale of property, plant and equipment	2,135	15
Decrease of other assets	(313)	(672)

Net cash provided by (used in) investing activities	$44,071	$(4,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on lines of credit	(59,500)	(1,673)
Net proceeds from issuance of common stock	749	34
Dividend distribution to noncontrolling interest	—	(1,500)
Repayments of long-term debt	(92)	(8,457)
Repayments of capital lease obligations	(79)	(103)

Net cash used in financing activities	$(58,922)	$(11,699)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,173)	(360)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,842	(10,288)

CASH AND CASH EQUIVALENTS, beginning of period	241,953	103,496

CASH AND CASH EQUIVALENTS, end of period	$247,795	$93,208

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$8,240	$156
The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE A – Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements
Nature of Operations
     Diodes Incorporated and its subsidiaries (collectively, the “Company”) is a leading global manufacturer and supplier of high-quality, application specific standard products within the broad discrete and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets. These products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, amplifiers and comparators, Hall-effect sensors and temperature sensors, power management devices including LED drivers, DC-DC switching regulators, linear voltage regulators and voltage references along with special function devices including USB power switches, load switches, voltage supervisor and motor controllers. These products are sold primarily throughout Asia, North America and Europe.
Basis of Presentation
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Quarterly Reports on Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated condensed financial data at December 31, 2009 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Recently Issued Accounting Pronouncements
     In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (amendments to ASC Topic 855, Subsequent Events). ASU 2010-09 clarifies that subsequent events should be evaluated through the date the financial statements are issued. In addition, ASU 2010-09 no longer requires a filer to disclose the date through which subsequent events have been evaluated and is effective for financial statements issued subsequent to February 24, 2010. The provisions of ASU 2010-09 were adopted during the first quarter of 2010 and did not have a material impact on the Company’s consolidated financial statements.
     In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets, which codifies FASB Statement No. 166, Accounting for Transfers of Financial Asset, an amendment to SFAS No. 140 into the ASC. ASU 2009-16 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 (1) eliminates the concept of a “qualifying special-purpose entity,” (2) changes the requirements for derecognizing financial assets, and (3) enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASU 2009-16 is effective for fiscal years beginning after November 15, 2009. Early adoption is not permitted. The provisions of ASU 2009-16 were adopted during the first quarter of 2010 and did not have a material impact on the Company’s consolidated financial statements.

NOTE B – Functional Currencies, Foreign Currency Translation and Comprehensive Income (Loss)
     Functional Currencies and Foreign Currency Translation – The functional currency for most of the Company’s international operations is the U.S. dollar, while some subsidiaries use their local currency as their functional currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded as other income (expense) in the consolidated condensed statements of operations. The Company had foreign exchange transaction losses of approximately $0.8 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.
     Comprehensive Income (Loss) – U.S. GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss. As of March 31, 2010, the components of other comprehensive income or loss include foreign currency translation adjustments and unrealized gain or loss on defined benefit plan. Accumulated other comprehensive loss was $59.1 million at March 31, 2010.
     Total comprehensive income (loss) for the three months ended March 31, 2010 and 2009 is as follows (in thousands):
Total Comprehensive Income (Loss)

	Three Months Ended
	March 31,
	2010	2009
Net income (loss)	$15,680	$(10,662)

Translation adjustment	(8,080)	(2,421)

Unrealized loss on defined benefit plan, net of tax	(2,693)	(7,241)

Foreign currency adjustments on forward contracts, net of tax	—	1,564

Comprehensive income (loss)	4,907	(18,760)

Comprehensive income attributable to noncontrolling interest	722	104

Total comprehensive income (loss) attributable to common stockholders	$4,185	$(18,864)

NOTE C – Earnings (Loss) Per Share
     Basic earnings (loss) per share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.
     The computation of basic and diluted earnings (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
BASIC
Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	43,767	41,146

Net income (loss) attributable to common stockholders	$14,958	$(10,766)

Earnings (loss) per share attributable to common stockholders	$0.34	$(0.26)

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	43,767	41,146
Add: Assumed exercise of stock options and stock awards	1,556	—

	45,323	41,146

Net income (loss) attributable to common stockholders	$14,958	$(10,766)

Earnings (loss) per share attributable to common stockholders	$0.33	$(0.26)

     There are no shares included in the earnings per share calculation related to the Company’s 2.25% convertible senior notes (“Notes”) outstanding as our average stock price did not exceed the conversion price and, therefore, there is no conversion spread.
NOTE D – Fair Value Measurements
     Financial assets and liabilities carried at fair value as of March 31, 2010 are classified in the following table (in thousands):

Description	Level 1	Level 2	Level 3	Total
Short-term — trading securities	$—	$—	$217,753	$217,753
Short-term — put option	—	—	20,072	20,072

Total	$—	$—	$237,825	$237,825

     There has been no change in the balances for assets and liabilities measured at fair value on a recurring basis, using significant unobservable inputs (Level 3) during the three months ended March 31, 2010 other than the underlying institutions repurchasing approximately $58.8 million of the Company’s auction rate securities (“ARS”) at par value. The proceeds of these repurchases have been applied against the “no net cost” loan..
     Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2010.

NOTE E — Short-Term Investments
     As of March 31, 2010, the Company had $237.8 million invested in ARS, classified as trading securities. In connection with the settlement with UBS AG, the Company was given the option to “put” the ARS portfolio back to UBS AG at any time between June 30, 2010 and July 2, 2012 at par value. Upon settlement, the Company elected the fair value option for the “put” option and recorded an asset and a gain for the fair value of the “put” option. The Company classified the “put” option as a short-term investment as it is a free standing instrument tied to the ARS portfolio, which are also classified as short-term investments.
     Short-term investments are as follows (in thousands):

		Cumulative	Cumulative
		Unrealized	Unrealized
As of March 31, 2010	Cost Basis	Gains	Losses	Fair Value
Short-term — trading securities	$237,825	$—	$(20,072)	$217,753
Short-term — put option	—	20,072	—	20,072

Total short-term investments	$237,825	$20,072	$(20,072)	$237,825

     The Company’s ARS are primarily backed by student loan association bonds. None of the Company’s investments are collateralized mortgage obligations or are any other type of mortgage-backed or real estate-backed securities. The Company continues to earn interest on its ARS at a weighted average rate of 1.3% as of March 31, 2010, which it is currently collecting. The weighted average maximum contractual default rate is 17.3%.
     As of March 31, 2010, approximately 99.7% or $237.1 million of the $237.8 million par value ARS are collateralized by higher education funded student loans that are supported by the federal government as part of the Federal Family Education Loan Program (“FFELP”) as shown in the table below. The following table shows a natural grouping of the FFELP guaranteed securities, as well as the percentage of the ARS portfolio guaranteed by FFELP (in thousands).

% of FFELP guaranty	Par Value	% of Total

100%	$155,000	65.2%
Between 98% and 99%	30,525	12.8%
80%	22,250	9.4%
Between 51% and 60%	29,350	12.3%
Non-FFELP guaranteed	700	0.3%

Total	$237,825	100.0%
     As of March 31, 2010, the Company’s portfolio of ARS was valued using a valuation model that relies exclusively on Level 3 inputs. The discount on the total ARS portfolio was 8.4% of par value, or a $20.1 million loss.
NOTE F — Inventories
     Inventories stated at the lower of cost or market value are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials	$37,203	$33,280
Work-in-progress	23,870	24,029
Finished goods	32,904	32,343

Total	$93,977	$89,652

NOTE G — Goodwill and Intangible Assets
     Changes in goodwill are as follows (in thousands):

Balance at December 31, 2009	$68,075
Currency exchange and other	(2,167)

Balance at March 31, 2010	$65,908

     Intangible assets are as follows (in thousands):

Balance at March 31, 2010:
Intangible assets subject to amortization:
Gross carrying amount	$48,646
Accumulated amortization	(11,379)
Currency exchange and other	(7,531)

Net value	29,736

Intangible assets with indefinite lives:
Gross carrying amount	3,162
Currency exchange and other	(735)

Total	2,427

Total intangible assets, net	$32,163

     Amortization expense related to intangible assets subject to amortization was $1.1 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively.
NOTE H — Income Tax Provision
     Income tax expense of $3.3 million was recorded for the three months ended March 31, 2010. This resulted in an effective tax rate of 17.5% for the three months ended March 31, 2010, as compared to (3.9)% in the same period of last year and compared to 11.7% for the full year of 2009. The Company’s effective tax rate for the three months ended March 31, 2010 was lower than the U.S. statutory tax rate of 35%, as it was impacted by higher income in lower-taxed jurisdictions. In addition, the Company’s effective tax rate for the three months ended March 31, 2009 was impacted by the non-cash income tax expense associated with repatriating earnings of foreign subsidiaries to the U.S. parent.
     For the three months ended March 31, 2010, the Company reported domestic and foreign pre-tax income (loss) of approximately $(7.3) million and $26.3 million, respectively. For the three month ended March 31, 2009, the Company reported domestic and foreign pre-tax income (loss) of approximately $(12.8) million and $2.5 million, respectively.
     The impact of tax holidays decreased the Company’s tax expense by approximately $1.6 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively. The benefit of the tax holidays on basic and diluted earnings per share for the three months ended March 31, 2009 was $0.06. The benefit of the tax holidays on both basic and diluted earnings per share for the three months ended March 31, 2010 was $0.04.
     Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. In the first quarter of 2009, the Company repatriated approximately $28.5 million of accumulated earnings from one of its Chinese subsidiaries, resulting in additional non-cash federal and state income tax expense of approximately $5.3 million. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries.
     In addition, the Company determined that it was more likely than not that a portion of its federal foreign tax credit carryforwards and net operating loss carryforwards would expire before they could be utilized. Accordingly, the Company has recorded valuation allowances of $11.5 million and $11.3 million as of March 31, 2010 and December 31, 2009, respectively.
     The Company files income tax returns in the U.S. jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. income tax examinations by tax authorities for tax years before 2007. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserves for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of March 31, 2010, the gross amount of unrecognized tax benefits was approximately $8.1 million.

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
NOTE I — Share-Based Compensation
     The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of sales	$93	$81
Selling and administrative expense	2,864	2,087
Research and development expense	324	261

Total share-based compensation expense	$3,281	$2,429

     Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date, and expense was estimated on the date of grant using the Black-Scholes option pricing model.
     The total net cash proceeds received from stock option exercises during the three months ended March 31, 2010 was $0.8 million. Stock option expense for the three months ended March 31, 2010 and 2009 was $1.0 million and $0.7 million, respectively.
     A summary of the stock option plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares (000)	Price	Term (yrs)	Value ($000)
Outstanding at January 1, 2010	3,980	$12.50	5.2	$34,989
Granted	2	20.50
Exercised	(105)	8.25		1,431
Forfeited or expired	—	—
Outstanding at March 31, 2010	3,877	$12.62	5.0	$39,992

Exercisable at March 31, 2010	3,056	$10.67	4.0	$36,630

     The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.
     As of March 31, 2010, total unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, was approximately $7.0 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.4 years.
     Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.
     The total fair value of restricted stock awards vested during the three months ended March 31, 2010 was approximately $0.2 million. Share grant expense for the three months ended March 31, 2010 and 2009 was $2.3 million and $1.7 million, respectively.

     A summary of the status of the Company’s non-vested share grants is as follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
Share Grants	Shares (000)	Fair Value	Value ($000)
Nonvested at January 1, 2010	714	$20.64	$14,579
Granted	10	20.50
Vested	(8)	23.44	161
Forfeited	(14)	21.58

Nonvested at March 31, 2010	702	$20.60	$15,743

     As of March 31, 2010, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $22.2 million, before income taxes and is expected to be recognized over a weighted average period of approximately 3.7 years.
NOTE J — Segment Information and Enterprise-Wide Disclosure
     For financial reporting purposes, the Company operates in a single segment, standard semiconductor products, through the Company’s various manufacturing and distribution facilities. The Company aggregated its products because the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.
     The Company’s primary operations include the domestic operations in Asia, North America and Europe.
     Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended		North
March 31, 2010	Asia	America	Europe	Consolidated
Total sales	$109,061	$32,601	$39,872	$181,534
Inter-company sales	(9,535)	(11,097)	(24,055)	(44,687)

Net sales	$99,526	$21,504	$15,817	$136,847

Property, plant and equipment	$111,248	$29,706	$33,025	$173,979
Total assets	$407,208	$273,267	$301,393	$981,868

Three Months Ended		North
March 31, 2009	Asia	America	Europe	Consolidated
Total sales	$99,081	$16,996	$19,296	$135,373
Inter-company sales	(41,083)	(5,149)	(11,091)	(57,323)

Net sales	$57,998	$11,847	$8,205	$78,050

Property, plant and equipment	$100,477	$31,227	$36,728	$168,432
Total assets	$288,972	$419,081	$151,034	$859,087

Geographic Information
     Revenues were derived from (billed to) customers located in the following countries. “All Others” represents countries with less than 10% of the total revenues each (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended March 31,		Net Sales
	2010	2009	2010	2009
China	$42,059	$22,894	30.7%	29.3%
Taiwan	33,003	21,443	24.1%	27.5%
United States	29,205	13,958	21.3%	17.9%
Korea	8,330	4,994	6.1%	6.4%
Germany	7,031	4,463	5.1%	5.7%
Singapore	5,351	3,780	3.9%	4.8%
England	4,858	2,070	3.5%	2.7%
All Others	7,010	4,448	5.1%	5.7%

Total	$136,847	$78,050	100.0%	100.0%

NOTE K — Convertible Senior Notes
     In October 2006, the Company issued and sold Notes with an aggregate principal amount of $230 million due 2026, which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007.
     The Notes can be converted into cash or, at the Company’s option, cash and/or shares of the Company’s Common Stock based on an initial conversion rate, subject to adjustment, of 25.6419 shares (split adjusted) per $1,000 principal amount of Notes, which represents an initial conversion price of $39.00 per share (split adjusted), in certain circumstances. In addition, following a “make-whole fundamental change” that occurs prior to October 1, 2011, the Company will, at its option, increase the conversion rate for a holder who elects to convert its Notes in connection with such “make-whole fundamental change,” in certain circumstances.
     In determining the liability and equity components, the Company determined the expected life of the Notes to be five years as that is the earliest date in which the Notes can be put back to the Company at par value. As of March 31, 2010, 18 months remain over which the discount of the liability will be amortized. As of March 31, 2010, the liability and equity components are as follows (in thousands):

Liability	Liability	Liability	Equity
Component	Component	Component	Component
Principal	Net Carrying	Unamortized	Carrying
Amount	Amount	Discount	Amount
$135,078	$123,166	$11,912	$35,572
     The effective interest rate of the liability component is 8.5%, which is a comparable yield for nonconvertible notes with terms and conditions otherwise comparable to the Company’s Notes as of the date of issuance. The amount of interest expense, including amortization of debt discount for the liability component and debt issuance costs is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Notes contractual interest expense	$760	$996
Amortization of debt discount	1,834	2,209
Amortization of debt issuance costs	138	179

Total	$2,732	$3,384

NOTE L — Commitments
     Purchase Commitments — As of March 31, 2010, the Company had approximately $19.8 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.
NOTE M — Employee Benefit Plans
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
     For the three months ended March 31, 2010, net period benefit costs associated with the defined benefit plan were approximately $0.4 million.
     The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2009	$117,539
Service cost	78
Interest cost	1,613
Actuarial loss	6,789
Benefits paid	(793)
Currency changes	(7,344)

Benefit obligation at March 31, 2010	$117,882

Change in plan assets:
Fair value of plan assets at December 31, 2009	$88,235
Actual return on plan assets	3,989
Benefits paid	(793)
Currency changes	(4,001)

Fair value of plan assets at March 31, 2010	$87,430

Underfunded status at March 31, 2010	$(30,452)

     Based on an actuarial study performed as of March 31, 2010, the plan is underfunded and a liability of approximately $30.5 million is reflected in the Company’s consolidated financial statements as a long-term liability. The amount recognized in accumulated other comprehensive loss for the three months ended March 31, 2010 was a net loss of $2.7 million and the weighted-average discount rate assumption used to determine benefit obligations as of March 31, 2010 was 5.5%.
     The following are weighted-average assumptions used to determine net periodic benefit costs for the three months ended March 31, 2010:

Discount rate	5.7%
Expected long-term return on plan assets	6.8%

     The Company adopted a payment plan with the trustees of the defined benefit plan, in which the Company will pay approximately £1.0 million GBP (approximately $1.6 million based on a USD:GBP exchange rate of 1.6:1) every year from 2009 through 2012.
     The Company also has pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, not included in the figures or assumptions above.
Deferred Compensation
     The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At March 31, 2010, these investments totaled approximately $2.9 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.
NOTE N — Related Parties
     The Company conducts business with one related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), that owned approximately 19.1% of the Company’s outstanding Common Stock as of March 31, 2010. The Company also conducts business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is the Company’s 5% joint venture partner in the Company’s Shanghai manufacturing facilities.
     The Audit Committee of the Company’s Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time.
     Lite-On Semiconductor Corporation — During the three months ended March 31, 2010 and 2009, the Company sold products to LSC totaling 1.8% of its net sales. Also, for the three months ended March 31, 2010 and 2009, 7.1% of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC the Company’s largest supplier.
     Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net sales	$2,488	$1,394
Purchases	$9,265	$5,568
     Keylink International (B.V.I.) Inc. — During the three months ended March 31, 2010 and 2009, the Company sold products to companies owned by Keylink totaling 2.6% and 3.1% of its net sales, respectively. Also for the three months ended March 31, 2010 and 2009, 2.1% and 1.3%, respectively, of the Company’s net sales were from semiconductor products purchased from companies owned by Keylink. In addition, the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to Keylink. The Company also paid a consulting fee to Keylink. For the three months ended March 31, 2010 and 2009, the Company paid Keylink an aggregate of $3.5 million and $1.8 million, respectively, with respect to these items.
     Net sales to, and purchases from, companies owned by Keylink are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net sales	$3,613	$2,406
Purchases	$2,626	$1,049

     Accounts receivable from, and accounts payable to, LSC and Keylink are as follows (in thousands):

March 31,
2010
Accounts receivable
LSC	$2,090
Keylink	6,736

$8,826

Accounts payable
LSC	$8,035
Keylink	5,193

$13,228

Item 2	- Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with Securities and Exchange Commission.
Highlights
•	Net sales for the three months ended March 31, 2010 was $136.8 million, an increase of $58.8 million, or 75.3%, over the same period last year, and a sequential increase of 5% over the $130.3 million in the fourth quarter of 2009;

•	Gross profit for the three months ended March 31, 2010 was $47.8 million, an increase of $33.3 million, or 229.7%, over the same period last year, and a sequential increase of 14% over the $41.8 million in the fourth quarter of 2009;

•	Gross profit margin for the three months ended March 31, 2010 was 34.9%, a 1,630 basis point increase over the same period last year, and a 280 basis point increase over the forth quarter of 2009; and

•	Net income attributable to common stockholders was $15.0 million, or $0.33 per diluted share, compared to the same period last year, which had a net loss of $10.8 million, or $(0.26) per share, and fourth quarter 2009 net income of $16.3 million, or $0.36 per diluted share.
Overview
     We are a leading global manufacturer and supplier of high-quality, application specific standard products within the broad discrete and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets. These products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, amplifiers and comparators, Hall-effect sensors and temperature sensors, power management devices including LED drivers, DC-DC switching regulators, linear voltage regulators and voltage references along with special function devices including USB power switches, load switches, voltage supervisor and motor controllers. The products are sold primarily throughout Asia, North America and Europe.
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
     During the first quarter of 2010, we saw an increase in our net sales due to strong demand in all geographic regions led by North America and Europe. In addition, gross profit margin increased due to improved product mix in North America and Europe as well as our wafer fabrication facilities being near full capacity. For the second quarter of 2010, we expect to see continued growth in net sales.
     As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the principal elements of our strategy include the following:
•	Continue to rapidly introduce innovative discrete and analog semiconductor products;

•	Expand our available market opportunities;

•	Maintain intense customer focus;

•	Enhance cost competitiveness; and

•	Pursue selective strategic acquisitions.

     In implementing these strategies, the following factors have affected, and, we believe, will continue to affect, our results of operations:
•	We have experienced substantial pressure from our customers to reduce the selling price for our products, and we expect future improvements in net income to result primarily from increases in sales volume and improvements in product mix as well as manufacturing cost reductions in order to offset any reduced average selling prices (“ASP”) of our products. For 2010, we expect to see increased demand for our products as compared to 2009, and we anticipate continued improvement in order rates.

•	For the three months ended March 31, 2010, our original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for approximately 44% of our net sales, while our global network of distributors accounted for approximately 56% of our net sales.

•	Net sales for the three months ended March 31, 2010 was $136.8 million compared to $78.1 million in the same period last year. This increase in net sales mainly reflects the increase in demand for our products in all geographic regions led primarily by North America and Europe.

•	Our gross profit margin was 34.9% for the three months ended March 31, 2010, compared to 18.6% in the same period last year. Our gross margin percentage increased over the same period last year due to higher capacity utilization of our manufacturing and wafer fabrication facilities. Future gross profit margins will depend primarily on our product mix, manufacturing cost savings, and the demand for our products.

•	For the three months ended March 31, 2010, our capital expenditures were approximately 18.0% of our net sales, which is an increase from our historical 10% to 12% model. Although the first quarter of 2010 was higher than our historical percentages, we expect capital expenditures for fiscal 2010 to be within our historical 10% to 12% of net sales.

•	For the three months ended March 31, 2010, the percentage of our net sales derived from our Asian subsidiaries was 72.7%, compared to 74.3% in the same period last year, due primarily to improvements in North America and Europe. We expect our net sales to the Asian market to increase as a percentage of our total net sales as a result of our customers’ continuing to shift their manufacturing of electronic products to Asia. In addition, Europe accounted for approximately 11.0% of our revenues for the three months ended March 31, 2010, compared to 10.5% in the same period last year.

•	As of March 31, 2010, we had invested approximately $234.6 million in our Asian manufacturing facilities. For the three months ended March 31, 2010, we invested approximately $20.6 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

•	We have increased our investment in research and development from $5.3 million, or 6.8% of net sales, for the three months ended March 31, 2009 to $6.4 million, or 4.7% of net sales, for the three months ended March 31, 2010. For the remainder of 2010, we expect research and development to increase in absolute dollars but remain comparable as a percentage of net sales.

Results of Operations for the Three Months Ended March 31, 2010 and 2009
     The following table sets forth, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three months ended March 31,		Increase (Decrease)
	2010	2009	‘09 to ’10
Net sales	100.0%	100.0%	75.3

Cost of goods sold	(65.1)	(81.4)	40.1

Gross profit	34.9	18.6	229.7

Operating expenses	(21.1)	(28.9)	28.4

Income (loss) from operations	13.8	(10.3)	334.9

Interest income	1.0	2.3	(25.3)

Interest expense and amortization of debt discount	(2.9)	(5.5)	(10.4)

Other income	1.9	0.3	906.5

Income (loss) before income taxes and noncontrolling interest	13.8	(13.2)	285.1

Income tax provision	2.4	0.5	737.3

Net income (loss)	11.4	(13.7)	247.1

Net income attributable to noncontrolling interest	(0.5)	(0.1)	594.2

Net income (loss) attributable to common stockholders	10.9	(13.8)	238.9

     The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2010	2009
Net Sales	$136,847	$78,050
     Net sales increased approximately $58.8 million for the three months ended March 31, 2010, compared to the same period last year. The 75.3% increase in net sales represented an approximately 10.5% increase in ASP and a 58.8% increase in units sold. The revenue increase for the three months ended March 31, 2010 was attributable to increase in demand for our products in all geographic regions led primarily by North America and Europe.

	2010	2009
Cost of goods sold	$89,064	$63,557
Gross profit	$47,783	$14,493
Gross profit margin	34.9%	18.6%
     Cost of goods sold increased approximately $25.5 million, or 40.1%, for the three months ended March 31, 2010 compared to the same period last year. As a percent of sales, cost of goods sold decreased to 65.1% for the three months ended March 31, 2010 compared to 81.4% in the same period last year and our average unit cost (“AUP”) increased 8.1% due to product mix. The decrease in cost of goods sold as a percentage of sales was due to higher net sales, which offset some of the fixed costs.

     For the three months ended March 31, 2010, gross profit increased by approximately $33.3 million, or 230.7%, compared to the same period last year. Gross margin increased to 34.9% for the three months ended March 31, 2010, compared to 18.6% for the same period last year, primarily due to higher capacity utilization of our manufacturing and wafer fabrication facilities

	2010	2009
Selling, general and administrative expenses (“SG&A”)	$21,419	$16,056
     SG&A for the three months ended March 31, 2010 increased approximately $5.4 million, or 33.5%, compared to the same period last year, primarily due to additional costs required to provide support in relation to increased net sales. SG&A as a percentage of sales, decreased to 15.7% for the three months ended March 31, 2010, compared to 20.6% in the same period last year due to higher net sales.

	2010	2009
Research and development expenses (“R&D”)	$6,376	$5,275
     R&D for the three months ended March 31, 2010 was $6.4 million, an increase of approximately $1.1 million from the same period last year, due to the additional costs incurred, primarily due to increased personnel costs, engineering supplies and material purchases. R&D, as a percentage of sales, decreased to 4.7% for the three months ended March 31, 2010, compared 6.8% in the same period last year due to higher net sales.

	2010	2009
Amortization of acquisition-related intangibles	$1,128	$1,091
     Amortization of acquisition-related intangibles was approximately $1.1 million for both the three months ended March 31, 2010 and the same period last year.

	2010	2009
Interest income	$1,312	$1,757
     Interest income decreased for the three months ended March 31, 2010 to $1.3 million, compared to $1.8 million in the same period last year, due primarily to a decrease in interest income earned on our short-term investment securities. Interest income for the three months ended March 31, 2010 has been impacted by the continued interruption in the auction rate securities (“ARS”) auction markets and the repurchases of our ARS at par by the issuers.

	2010	2009
Interest expense	$1,982	$2,048
     Interest expense was approximately $2.0 million for both the three months ended March 31, 2010 and the same period last year. The interest expense remained flat as interest paid on the Notes decreased due to the repurchase and retirement of $94.9 million par value of Notes during the fourth quarter of 2008 and throughout 2009, which was offset by the increased interest expense charged in connection with our “no net cost” loan with the offsetting interest earned being recorded in interest income.

	2010	2009
Amortization of debt discount	$1,834	$2,209
     Amortization of debt discount for the three months ended March 31, 2010 was $1.8 million, compared to $2.2 million in the same period last year. The $0.4 million decrease in amortization of debt discount was due primarily to the repurchase and retirement of $94.9 million par value of Notes during the fourth quarter of 2008 and throughout 2009.

	2010	2009
Other income (expense)	$2,647	$(263)
     Other income for the three months ended March 31, 2010 was $2.6 million, compared to other expense of $0.3 million in the same period last year. Included in other income for the three months ended March 31, 2010 was a $1.7 million gain on sale of non-core intellectual property for which no intangible assets were ever recorded.

	2010	2009
Income tax provision	$3,324	$397
     We recognized income tax expense of $3.3 million for the three months ended March 31, 2010, compared to a $0.4 million income tax expense in the same period last year. Income taxes for the interim periods ended March 31, 2010 and 2009 have been included in the accompanying financial statements on the basis of an estimated annual effective rate. The estimated effective tax rate is 17.5% for the three months ended March 31, 2010, as compared to the annual effective tax rate for the same period last year of (3.9)%. Our effective tax rate for the three months ended March 31, 2010 was lower than the U.S. statutory tax rate of 35%, as it was impacted by higher income in lower-taxed jurisdictions. In addition, the Company’s effective tax rate for the three months ended March 31, 2009 was impacted by the non-cash income tax expense associated with repatriating earnings of foreign subsidiaries to the U.S. parent.

	2010	2009
Noncontrolling interest	$722	$104
     Noncontrolling interest represented the minority investors’ share of the earnings of our China and Taiwan subsidiaries for the three months ended March 31, 2010 and 2009. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements, and the activities of these subsidiaries are included therein. Our interests in these subsidiaries have not changed since December 31, 2009.

Financial Condition
Liquidity and Capital Resources
     Our primary sources of liquidity are cash and cash equivalents, funds from operations and borrowings under our credit facilities. We currently have a U.S. credit agreement for a $10 million revolving credit facility and a $10 million uncommitted facility with no outstanding borrowings and have foreign credit facilities with borrowing capacities of approximately $51 million of which approximately $0.4 million has been borrowed and $3.3 million has been used for import and export guarantees. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2009 and March 31, 2010, our working capital was $354.3 million and $359.5 million, respectively. Our working capital increased in the first three months of 2010 primarily due to the increase in cash, accounts receivables and inventories, partially offset by an increase in accounts payable and accrued liabilities. We expect cash generated by our U.S. and international operations, together with existing cash, cash equivalents and available credit facilities, to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months. Cash and cash equivalents, the conversion of other working-capital items and borrowings are expected to be sufficient to fund on-going operations.
     As of March 31, 2010, we had $237.8 million invested in ARS, which are classified as short-term, trading securities. We continue to earn and receive interest on these investments at the contractual rate. On October 29, 2008, we reached a settlement with UBS AG, in regard to our ARS portfolio, which gives us the option to “put” the $237.8 million ARS portfolio back to UBS AG at any time from June 30, 2010 through July 2, 2012 at par value in exchange for cash. See Notes D and E of the Notes to Consolidated Condensed Financial Statements for information regarding the fair values and the realized gains and losses of our ARS portfolio and put option as of March 31, 2010.
     As part of our settlement with UBS AG, we have a “no net cost” loan with one of its affiliates, which allows us to draw up to 100% of the par value of our ARS portfolio and is subject to collateral requirements. The interest rate we pay on the “no net cost” loan will not exceed the interest rate earned on the pledged ARS portfolio. As of March 31, 2010, the balance of our “no net cost” loan was approximately $237.8 million and classified as short-term debt.
     During the first quarter of 2010, the underlying institutions have repurchased approximately $58.8 million of our ARS at par value, the proceeds of which have been applied against the “no net cost” loan. If we exercise our option to put the ARS back to UBS AG, we will liquidate our ARS short-term, trading securities for cash and then use those proceeds to pay off the “no net cost” loan.
     Capital expenditures for the three months ended March 31, 2010 and 2009 were $24.6 million and $4.3 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China. Capital expenditures in the first three months of 2010 were approximately 18.0% of our net sales, which is an increase from our historical 10% to 12% model. Although the first quarter was higher than our historical percentages, we expect capital expenditures for fiscal 2010 to be within our historical 10% to 12% of net sales.
Discussion of Cash Flow
     Cash and cash equivalents increased from $242.0 million at December 31, 2009, to $247.8 million at March 31, 2010 primarily from cash provided by operating and investing activities, offset by cash used in financing activities.
     Operating Activities
     Net cash provided by operating activities for the three months ended March 31, 2010 was $23.9 million, resulting primarily from $15.7 million of net income and $12.0 million in depreciation and amortization. Net cash provided by operating activities was $6.8 million for the same period last year. Net cash provided by operating activities increased $17.1 million for the three months ended March 31, 2010, compared to the same period last year. This increase resulted primarily from a $26.3 increase in net income.
     Investing Activities
     Net cash provided by (used in) investing activities was $44.1 million for the three months ended March 31, 2010 compared to $(5.0) million for the same period last year. The $49.0 million increase in net cash provided by investing activities was due primarily to $58.8 million in proceeds from the sale of short-term investments, offset partially by the $12.2 million increase in purchases of property, plant and equipment.

     Financing Activities
     Net cash used in financing activities totaled $58.9 million for the three months ended March 31, 2010 compared to $11.7 million in the same period last year. This increase is primarily the result of an approximately $59.5 million repayment on lines of credit with the proceeds from the sale of short-term investments.
Debt Instruments
     There have been no material changes to our debt instruments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 1, 2010.
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
Contractual Obligations
     There have been no material changes in any of our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 1, 2010.
Critical Accounting Policies and Estimates
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, which are based upon historical experiences, market trends and financial forecasts and projections, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.
     Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, relate to revenue recognition, inventories, accounting for income taxes, allowance for doubtful accounts, goodwill and long-lived assets, share-based compensation, fair value measurements, defined benefit plan, contingencies and convertible senior notes. There have been no material changes to our critical accounting policies since December 31, 2009.
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
Risk Factors
Risks Related To Our Business
➢	The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our revenues, results of operations and financial condition.

➢	During times of difficult market conditions, our fixed costs combined with lower revenues may have a negative impact on our results of operations and financial condition.

➢	Downturns in the highly cyclical semiconductor industry or changes in end-market demand could adversely affect our results of operations and financial condition.

➢	The semiconductor business is highly competitive, and increased competition may harm our business, results of operations and financial condition.

➢	We receive a significant portion of our net sales from a single customer. In addition, this customer is also our largest external supplier and is a related party. The loss of this customer or supplier could harm our business, results of operations and financial condition.

➢	Delays in initiation of production at facilities, implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies, results of operations and financial condition.

➢	We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

➢	Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales, which could adversely effect on our revenues, results of operations and financial condition.

➢	Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reductions in quantities ordered could adversely affect our results of operations and financial condition.

➢	Production at our manufacturing facilities could be disrupted for a variety of reasons, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers’ demands and could adversely affect our results of operations and financial condition.

➢	New technologies could result in the development of new products by our competitors and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand, which adversely affect our net sale, market share, results of operations and financial condition.

➢	We may be adversely affected by any disruption in our information technology systems, which could adversely affect our cash flows, results of operations and financial condition.

➢	We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and reduction in our intellectual property rights.

➢	We depend on third-party suppliers for timely deliveries of raw materials, parts and equipment, as well as finished products from other manufacturers, and our reputation with customers, results of operations and financial condition could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

➢	If we do not succeed in continuing to vertically integrate our business, we will not realize the cost and other efficiencies we anticipate, which could adversely affect our ability to compete, profit margins, results of operations and financial condition.

➢	Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, results of operations and financial condition.

➢	We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect on our business, results of operations and financial condition.

➢	Our products may be found to be defective and, as a result, product liability claims may be asserted against us, which may harm our business, reputation with our customers, results of operations and financial condition.

➢	We may fail to attract or retain the qualified technical, sales, marketing and management personnel required to operate our business successfully, which could adversely affect on our business, results of operations and financial condition.

➢	We may not be able to maintain our growth or achieve future growth and such growth may place a strain on our management and on our systems and resources, which could adversely affect on our business, results of operations and financial condition.

➢	Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect on our business, results of operations and financial condition.

➢	If OEMs do not design our products into their applications, a portion of our net sales may be adversely affected.

➢	We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses.

➢	We had a significant amount of debt following the offering of convertible notes. Our substantial indebtedness could adversely affect our business, results of operations, financial condition and our ability to meet our payment obligations under the notes and or other debt.

➢	Restrictions in our credit facilities may limit our business and financial activities, including our ability to obtain additional capital in the future.

➢	Our Auction Rate Securities (“ARS”) are currently illiquid, and UBS AG may not honor its part of the settlement agreement with us to purchase our entire ARS portfolio at any time beginning from June 30, 2010 to July 2, 2012 at par value.

➢	UBS BANK USA (“UBS Bank”) may demand full or partial repayment of our “no net cost” loan with the UBS Bank at any time at UBS Bank’s sole option and without cause, and UBS Financial Services Inc. may be unable to provide us any alternative financing on substantially same terms and conditions as those of the” no net cost” loan.

➢	The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used.

➢	Due to the recent fluctuations in the United Kingdom’s equity markets and bond markets, changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and financial condition.

➢	There are risks associated with previous and future acquisitions. We may ultimately not be successful in overcoming these risks or any other problems encountered in connection with acquisitions.

➢	If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal control over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our Common Stock.

➢	Terrorist attacks, or threats or occurrences of other terrorist activities, whether in the United States or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our results of operations and financial condition.
Risks Related To Our International Operations
➢	Our international operations subject us to risks that could adversely affect our operations.

➢	We have significant operations and assets in China, Taiwan, Hong Kong and England and, as a result, will be subject to risks inherent in doing business in those jurisdictions, which may adversely affect our financial performance.

➢	A slowdown in the Chinese economy could limit the growth in demand for electronic devices containing our products, which would have a material adverse effect on our business, results of operations and prospects.

➢	Economic regulation in China could materially and adversely affect our business, results of operations and prospects.

➢	We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

➢	We are subject to foreign currency risk as a result of our international operations.

➢	We may not continue to receive preferential tax treatment in Asia, thereby increasing our income tax expense and reducing our net income.

➢	The distribution of any earnings of our foreign subsidiaries to the United States may be subject to U.S. income taxes, thus reducing our net income.
Risks Related To Our Common Stock
➢	Variations in our quarterly operating results may cause our stock price to be volatile.

➢	We may enter into future acquisitions and take certain actions in connection with such acquisitions that could adversely affect the price of our Common Stock.

➢	Our directors, executive officers and significant stockholders hold a substantial portion of our Common Stock, which may lead to conflicts with other stockholders over corporate transactions and other corporate matters.

➢	We were formed in 1959, and our early corporate records are incomplete. As a result, we may have difficulty in assessing and defending against claims relating to rights to our Common Stock purporting to arise during periods for which our records are incomplete.

➢	Conversion of our convertible senior notes will dilute the ownership interest of existing stockholders, including stockholders who had previously converted their notes.

➢	Non-cash tender offers, debt equity swaps or equity exchanges to consummate our business activities are likely to have the effect of diluting the ownership interest of existing stockholders, including qualified stockholders who receive shares of our Common Stock in such business activities.

➢	The repurchase rights and the increased conversion rate triggered by a make-whole fundamental change could discourage a potential acquirer.

➢	Anti-takeover effects of certain provisions of Delaware law and our Certificate of Incorporation and Bylaws, may hinder a take-over attempt.

➢	Section 203 of Delaware General Corporation Law may deter a take-over attempt.

➢	Certificate of Incorporation and Bylaw Provisions may deter a take-over attempt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     As a multinational corporation, we are subject to certain market risks including foreign currency, interest rates, political, inflation and credit. We consider a variety of practices to manage these market risks. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
     Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of the Company’s management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:
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
Integrated Discrete Devices, LLC. v. Diodes Incorporated, C.A. No. 08-888 (GMS) (D. Del.)
     On November 25, 2008, Integrated Discrete Devices, LLC (“IDD”) filed a complaint for patent infringement against the Company in the United States District Court for the District of Delaware (the “Court”) under the patent laws of the United States, 35 U.S.C. §§ 100 et seq., alleging that the Company has been and is infringing, actively inducing others to infringe, or contributing to the infringement of IDD’s United States Patent No. 5,825,079 (the “’079 patent”) by making, using, selling, offering to sell, or importing diode products embodying the patented invention, including, but not limited to, its Super Barrier Rectifier (or SBR ®) diodes. IDD’s complaint further alleges that the Company has been and is infringing the ‘079 patent with knowledge of the patent, and thus the Company’s infringement is willful and that the Company will continue to infringe the ‘079 patent unless and until it is enjoined by the Court. IDD’s complaint further alleges that the Company has caused and will continue to cause IDD irreparable injury and damage by infringing the ‘079 patent and that IDD will suffer further irreparable injury unless and until the Company is enjoined from infringing the ‘079 patent. IDD’s complaint seeks that the Court enter judgment that the Company infringes the ‘079 patent and enter an order permanently enjoining the Company from infringing the ‘079 patent. IDD also seeks unspecified damages together with pre-judgment and post-judgment interest and costs, treble damages, additional damage, an injunction, attorneys’ fees, expenses and costs as well as other relief.
     On January 23, 2009, the Company filed an answer and counterclaims to IDD’s complaint. Fact discovery was closed on March 26, 2010, and the claim construction hearing was conducted on April 28, 2010. Trial is presently scheduled to begin on March 14, 2011.
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
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 1, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     We may from time to time seek to repurchase our outstanding Notes in the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
     There have been no repurchases of our Notes during the first quarter of 2010.

Item 3.	Defaults Upon Senior Securities
     There are no matters to be reported under this heading.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     There are no matters to be reported under this heading.

Item 6.	Exhibits

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

4.2	Form of 2.25% Convertible Senior Notes due 2026	S-3	October 4, 2006	4.1

4.3	Form of Indenture for the 2.25% Convertible Senior Notes due 2026	S-3	October 4, 2006	4.3

10.1	Amendment, dated March 31, 2010, to the Credit Agreement among the Company, Diodes Zetex Limited and Bank of America, N.A.	10-Q		10.1	X

10.2	Construction Project Contract between Shanghai Kai Hong Technology Electronic Co., Ltd. and Shanghai Yuan Howe Electronic Co., Ltd.	10-Q		10.2	X

10.3	Third Floor of the Accommodation Building Lease Agreement, dated April 12, 2010, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-Q		10.3	X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
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

DIODES INCORPORATED (Registrant)
By:	/s/ Richard D. White
	RICHARD D. WHITE	May 7, 2010
Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)