Form 10-Q
period 2010-06-30
DIODES INC /DEL/
filed 2010-08-06
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of August 3, 2010 was 44,340,133.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$245,640	$241,953
Short-term investments	—	296,600
Accounts receivable, net	117,302	99,074
Inventories	101,768	89,652
Deferred income taxes, current	9,325	7,834
Prepaid expenses and other	13,124	11,591

Total current assets	487,159	746,704

PROPERTY, PLANT AND EQUIPMENT, net	184,243	162,988

OTHER ASSETS
Goodwill	65,185	68,075
Intangible assets, net	30,729	34,892
Other	5,375	5,324

Total assets	$772,691	$1,017,983

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (cont’)
LIABILITIES AND EQUITY
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES
Lines of credit and short-term debt	$1,555	$299,414
Accounts payable	67,720	62,448
Accrued liabilities	41,053	27,236
Income tax payable	3,059	2,641
Current portion of long-term debt	373	373
Current portion of capital lease obligations	281	283

Total current liabilities	114,041	392,395

LONG-TERM DEBT, net of current portion
Convertible senior notes	124,312	121,333
Long-term debt	3,266	3,464

CAPITAL LEASE OBLIGATIONS, net of current portion	1,477	1,669
DEFERRED INCOME TAXES, non-current	8,596	7,743
OTHER LONG-TERM LIABILITIES	44,610	40,455

Total liabilities	296,302	567,059

COMMITMENTS AND CONTINGENCIES

EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock — par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — par value $0.66 2/3 per share; 70,000,000 shares authorized; 44,263,625 and 43,729,304 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	29,509	29,153
Additional paid-in capital	220,353	211,618
Retained earnings	279,779	248,174
Accumulated other comprehensive loss	(65,094)	(48,311)

Total Diodes Incorporated stockholders’ equity	464,547	440,634
Noncontrolling interest	11,842	10,290

Total equity	476,389	450,924

Total liabilities and equity	$772,691	$1,017,983

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
NET SALES	$149,153	$103,898	$286,000	$181,948

COST OF GOODS SOLD	95,686	76,528	184,750	140,085

Gross profit	53,467	27,370	101,250	41,863

OPERATING EXPENSES
Selling, general and administrative	21,422	15,240	42,841	31,296
Research and development	6,815	5,385	13,191	10,660
Amortization of acquisition related intangible assets	1,078	1,118	2,206	2,209
Impairment of long-lived assets	144	—	144	—
Restructuring	—	(248)	—	(149)

Total operating expenses	29,459	21,495	58,382	44,016

Income (loss) from operations	24,008	5,875	42,868	(2,153)

OTHER INCOME (EXPENSES)
Interest income	996	1,345	2,308	3,102
Interest expense	(1,396)	(1,877)	(3,378)	(3,925)
Amortization of debt discount	(1,873)	(2,281)	(3,707)	(4,490)
Other	(1,150)	(275)	1,498	(12)

Total other expenses	(3,423)	(3,088)	(3,279)	(5,325)

Income (loss) before income taxes and noncontrolling interest	20,585	2,787	39,589	(7,478)

INCOME TAX PROVISION	3,035	5,156	6,359	5,553

NET INCOME (LOSS)	17,550	(2,369)	33,230	(13,031)

Less: NET INCOME attributable to noncontrolling interest	(903)	(584)	(1,625)	(688)

NET INCOME (LOSS) attributable to common stockholders	$16,647	$(2,953)	$31,605	$(13,719)

EARNINGS (LOSS) PER SHARE attributable to common stockholders
Basic	$0.38	$(0.07)	$0.72	$(0.33)

Diluted	$0.37	$(0.07)	$0.70	$(0.33)

Number of shares used in computation
Basic	43,975	41,587	43,871	41,368

Diluted	45,510	41,587	45,358	41,368

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33,230	$(13,031)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,462	20,785
Amortization of intangibles	2,208	2,286
Amortization of convertible bond issuance costs	274	343
Amortization of debt discount	3,707	4,490
Share-based compensation	6,514	4,684
Gain on disposal of property, plant and equipment	(1,547)	(30)
Loss (gain) on extinguishment of debt	4	(1,354)
Investment (gain) loss recognized under equity method	(168)	53
Deferred income taxes	209	1,445
Changes in operating assets:
Accounts receivable	(15,117)	(10,037)
Inventories	(13,855)	22,624
Prepaid expenses and other current assets	(1,793)	3,150
Changes in operating liabilities:
Accounts payable	5,621	(4,117)
Accrued liabilities	4,253	(7,274)
Other liabilities	513	(3,091)
Income tax payable	413	3,639

Net cash provided by operating activities	$46,928	$24,565

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	$—	$(30)
Proceeds from sale of short-term investments	296,600	800
Purchases of property, plant and equipment	(41,053)	(9,375)
Proceeds from sale of property, plant and equipment	2,141	93
Other assets	(152)	721

Net cash provided by (used in) investing activities	$257,536	$(7,791)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit and short-term debt	$3,762	$8,945
Repayments on lines of credit	(301,625)	(12,600)
Net proceeds from issuance of common stock	2,634	99
Dividend distribution to noncontrolling interest	—	(1,500)
Repayments of long-term debt	(969)	(8,225)
Repayments of capital lease obligations	(139)	(193)

Net cash used in financing activities	$(296,337)	$(13,474)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4,440)	2,690

INCREASE IN CASH AND CASH EQUIVALENTS	3,687	5,990
CASH AND CASH EQUIVALENTS, beginning of period	241,953	103,496

CASH AND CASH EQUIVALENTS, end of period	$245,640	$109,486

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$6,292	$316
Fair value of common stock issued for repayment of long-term debt	$—	$(13,236)
The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE A – Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements
Nature of Operations
     Diodes Incorporated and its subsidiaries (collectively, the “Company”) is a leading global manufacturer and supplier of high-quality, application specific standard products within the broad discrete, logic and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets. These products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices including LED drivers, DC-DC switching and linear voltage regulators and voltage references along with special function devices including USB power switches, load switches, voltage supervisors and motor controllers. These products are sold primarily throughout Asia, North America and Europe.
Basis of Presentation
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Quarterly Reports on Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated condensed financial data at December 31, 2009 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Recently Issued Accounting Pronouncements
     In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The provisions of ASU No. 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
     In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition (A consensus of the FASB Emerging Issues Task Force). ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. An entity can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone was achieved only if the milestone meets all criteria to be considered substantive. The provisions of ASU No. 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

NOTE B – Functional Currencies, Foreign Currency Translation and Comprehensive Income (Loss)
     Functional Currencies and Foreign Currency Translation – The functional currency for most of the Company’s international operations is the U.S. dollar, while some subsidiaries use their local currency as their functional currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded as other income (expense) in the consolidated condensed statements of operations. The Company had foreign exchange transaction losses of approximately $1.3 million and $2.0 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $0.5 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively.
     Comprehensive Income (Loss) – U.S. GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss. As of June 30, 2010, the components of other comprehensive income or loss include foreign currency translation adjustments and unrealized gain or loss on defined benefit plan.
     Total comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):.
Total Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$17,550	$(2,369)	$33,230	$(13,031)

Foreign currency translation adjustment	(2,833)	15,831	(10,913)	13,410

Unrealized loss on defined benefit plan, net of tax	(3,177)	(19,046)	(5,870)	(26,287)

Foreign currency adjustments on forward contracts, net of tax	—	1,667	—	3,231

Comprehensive income (loss)	11,540	(3,917)	16,447	(22,677)

Comprehensive income attributable to noncontrolling interest	903	584	1,625	688

Total comprehensive income (loss) attributable to common stockholders	$10,637	$(4,501)	$14,822	$(23,365)

NOTE C – Earnings (Loss) Per Share
     Basic earnings (loss) per share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.
     The computation of basic and diluted earnings (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
BASIC
Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	43,975	41,587	43,871	41,368

Net income (loss) attributable to common stockholders	$16,647	$(2,953)	$31,605	$(13,719)

Earnings (loss) per share attributable to common stockholders	$0.38	$(0.07)	$0.72	$(0.33)

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	43,975	41,587	43,871	41,368
Add: Assumed exercise of stock options and stock awards	1,535	—	1,487	—

	45,510	41,587	45,358	41,368

Net income (loss) attributable to common stockholders	$16,647	$(2,953)	$31,605	$(13,719)

Earnings (loss) per share attributable to common stockholders	$0.37	$(0.07)	$0.70	$(0.33)

     There are no shares included in the earnings per share calculation related to the Company’s 2.25% convertible senior notes (“Notes”) outstanding as our average stock price did not exceed the conversion price and, therefore, there is no conversion spread.
NOTE D – Short-Term Investments
     On June 30, 2010, the Company put back its auction rate securities (“ARS”) portfolio to UBS AG at par value pursuant to the previously disclosed settlement agreement with UBS AG. Upon exercise of the put option, the Company liquidated its ARS, for cash and used the proceeds to fully repay the related “no net cost” loan with UBS Bank.
NOTE E – Inventories
     Inventories stated at the lower of cost or market value are as follows (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials	$41,593	$33,280
Work-in-progress	25,688	24,029
Finished goods	34,487	32,343

Total	$101,768	$89,652

NOTE F – Goodwill and Intangible Assets
     Changes in goodwill are as follows (in thousands):

Balance at December 31, 2009	$68,075
Foreign currency exchange and other	(2,890)

Balance at June 30, 2010	$65,185

     Intangible assets are as follows (in thousands):

Balance at June 30, 2010:
Intangible assets subject to amortization:
Gross carrying amount	$48,649
Accumulated amortization	(12,458)
Foreign currency exchange and other	(7,856)

Net value	28,335

Intangible assets with indefinite lives:
Gross carrying amount	3,162
Foreign currency exchange and other	(768)

Total	2,394

Total intangible assets, net	$30,729

     Amortization expense related to intangible assets subject to amortization was $1.1 million for the three months ended June 30, 2010 and 2009, and $2.2 million for the six months ended June 30, 2010 and 2009.

NOTE G – Income Tax Provision
     Income tax expense of $3.0 million and $6.4 million was recorded for the three and six months ended June 30, 2010, respectively. This resulted in an effective tax rate of 16.0% for the six months ended June 30, 2010, as compared to (74.3)% for the same period of last year and compared to 11.7% for the full year of 2009. The Company’s effective tax rate for the six months ended June 30, 2010 was lower than the U.S. statutory tax rate of 35%, as it was impacted by higher income in lower-taxed jurisdictions and the noncash tax benefit from reversing valuation allowances on deferred tax assets from U.K. loss carryforwards. In addition, the Company’s effective tax rate for the six months ended June 30, 2009 was impacted by the non-cash income tax expense associated with repatriating earnings of foreign subsidiaries to the U.S. parent.
     For the six months ended June 30, 2010, the Company reported domestic and foreign pre-tax income (loss) of approximately $(11.9) million and $51.5 million, respectively. For the six month ended June 30, 2009, the Company reported domestic and foreign pre-tax income (loss) of approximately $(21.6) million and $14.1 million, respectively.
     The impact of tax holidays decreased the Company’s tax expense by approximately $2.6 million and $3.4 million for the six months ended June 30, 2009 and 2010, respectively. The benefit of the tax holidays on basic and diluted earnings per share for the six months ended June 30, 2010 was $0.08 and $0.07, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the six months ended June 30, 2009 was $0.06.
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
     In addition, the Company determined that it was more likely than not that a portion of its federal foreign tax credit carryforwards and net operating loss carryforwards would expire before they could be utilized. Accordingly, the Company has recorded valuation allowances of $11.9 million and $11.3 million as of June 30, 2010 and December 31, 2009, respectively.
     The Company files income tax returns in the U.S. jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. income tax examinations by tax authorities for tax years before 2007. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserves for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of June 30, 2010, the gross amount of unrecognized tax benefits was approximately $8.5 million.
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
NOTE H – Share-Based Compensation
     The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of sales	$82	$101	$175	$182
Selling and administrative expense	2,822	1,894	5,686	3,982
Research and development expense	329	260	653	522

Total share-based compensation expense	$3,233	$2,255	$6,514	$4,686

     Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date, and expense was estimated on the date of grant using the Black-Scholes option pricing model.
     The total net cash proceeds received from stock option exercises during the six months ended June 30, 2010 was $2.6 million. Stock option expense for the three months ended June 30, 2010 and 2009 was $1.0 million and $0.8 million, respectively. Stock option expense for the six months ended June 30, 2010 and 2009 was $2.0 million and $1.5 million, respectively
     A summary of the stock option plans is as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
Stock Options	Shares (000)	Exercise Price	(yrs)	Value ($000)
Outstanding at January 1, 2010	3,980	$12.50	5.2	$34,989
Granted	364	19.29
Exercised	(364)	7.52		4,339
Forfeited or expired	—	—
Outstanding at June 30, 2010	3,980	$13.58	5.5	$17,276

Exercisable at June 30, 2010	3,083	$11.95	4.5	$17,011

     The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount optionees would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.
     As of June 30, 2010, total unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, was approximately $10.3 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3.0 years.
     Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.
     The total fair value of restricted stock awards vested during the six months ended June 30, 2010 was approximately $3.8 million. Share grant expense for the three months ended June 30, 2010 and 2009 was $2.2 million and $1.4 million, respectively. Share grant expense for the six months ended June 30, 2010 and 2009 was $4.5 million and $3.1 million, respectively.
     A summary of the status of the Company’s non-vested share grants is as follows:

		Weighted-Average
		Grant-Date Fair	Aggregate Intrinsic
Share Grants	Shares (000)	Value	Value ($000)
Nonvested at January 1, 2010	714	$20.64	$14,579
Granted	137	19.59
Vested	(170)	22.49	5,743
Forfeited	(26)	20.93

Nonvested at June 30, 2010	655	$19.94	$10,409

     As of June 30, 2010, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $22.5 million, before income taxes and is expected to be recognized over a weighted average period of approximately 3.7 years.

NOTE I – Segment Information and Enterprise-Wide Disclosure
     For financial reporting purposes, the Company operates in a single segment, standard semiconductor products, through the Company’s various manufacturing and distribution facilities. The Company aggregates its products because the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.
     The Company’s primary operations include the domestic operations in Asia, North America and Europe.
     Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended
June 30, 2010	Asia	North America	Europe	Consolidated
Total sales	$122,170	$37,010	$42,771	$201,951
Inter-company sales	(12,558)	(14,099)	(26,141)	(52,798)

Net sales	$109,612	$22,911	$16,630	$149,153

Three Months Ended
June 30, 2009	Asia	North America	Europe	Consolidated
Total sales	$86,483	$19,678	$25,034	$131,195
Inter-company sales	(6,252)	(4,969)	(16,076)	(27,297)

Net sales	$80,231	$14,709	$8,958	$103,898

Six Months Ended
June 30, 2010	Asia	North America	Europe	Consolidated
Total sales	$231,231	$69,611	$82,643	$383,485
Inter-company sales	(22,093)	(25,196)	(50,196)	(97,485)

Net sales	$209,138	$44,415	$32,447	$286,000

Property, plant and equipment	$123,614	$29,783	$30,846	$184,243

Total assets	$427,116	$161,560	$184,015	$772,691

Six Months Ended
June 30, 2009	Asia	North America	Europe	Consolidated
Total sales	$147,922	$36,674	$44,450	$229,046
Inter-company sales	(9,693)	(10,117)	(27,288)	(47,098)

Net sales	$138,229	$26,557	$17,162	$181,948

Property, plant and equipment	$97,652	$30,888	$40,479	$169,019

Total assets	$318,916	$405,233	$169,400	$893,549

Geographic Information
     Revenues were derived from (billed to) customers located in the following countries. “All Others” represents countries with less than 10% of the total revenues each (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended June 30,		Net Sales
	2010	2009	2010	2009

China	$46,898	$30,486	31.4%	29.3%
Taiwan	34,803	31,286	23.3%	30.1%
United States	32,584	17,370	21.8%	16.7%
Germany	10,121	3,623	6.8%	3.5%
Korea	8,558	6,792	5.7%	6.5%
Singapore	6,018	2,878	4.0%	2.8%
United Kingdom	1,817	3,320	1.2%	3.2%
All Others	8,354	8,143	5.6%	7.8%

Total	$149,153	$103,898	100.0%	100.0%

	Net Sales
	for the Six Months		Percentage of
	Ended June 30,		Net Sales
	2010	2009	2010	2009

China	$88,957	$52,843	31.1%	29.0%
Taiwan	67,806	52,729	23.7%	29.0%
United States	61,789	31,328	21.6%	17.2%
Germany	17,152	8,086	6.0%	4.4%
Korea	16,888	11,786	5.9%	6.5%
Singapore	11,369	4,948	4.0%	2.7%
United Kingdom	6,675	7,100	2.3%	3.9%
All Others	15,364	13,128	5.4%	7.2%

Total	$286,000	$181,948	100.0%	100.0%

NOTE J – Convertible Senior Notes
     In October 2006, the Company issued and sold Notes with an aggregate principal amount of $230 million due 2026, which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007.
     The Notes can be converted into cash or, at the Company’s option, cash and/or shares of the Company’s Common Stock based on an initial conversion rate, subject to adjustment, of 25.6419 shares (stock split adjusted) per $1,000 principal amount of Notes, which represents an initial conversion price of $39.00 per share (stock split adjusted), in certain circumstances. In addition, following a “make-whole fundamental change” that occurs prior to October 1, 2011, the Company will, at its option, increase the conversion rate for a holder who elects to convert its Notes in connection with such “make-whole fundamental change,” in certain circumstances.
     In determining the liability and equity components, the Company determined the expected life of the Notes to be five years as that is the earliest date in which the Notes can be put back to the Company at par value. As of June 30, 2010, 15 months remain over which the discount of the liability will be amortized. As of June 30, 2010, the liability and equity components are as follows (in thousands):

Liability	Liability	Liability	Equity
Component	Component	Component	Component
Principal	Net Carrying	Unamortized	Carrying
Amount	Amount	Discount	Amount
$134,293	$124,312	$9,981	$35,515
     The effective interest rate of the liability component is 8.5%, which is a comparable yield for nonconvertible notes with terms and conditions otherwise comparable to the Company’s Notes as of the date of issuance. The amount of interest expense, including amortization of debt discount for the liability component and debt issuance costs is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Notes contractual interest expense	$792	$948	$1,552	$1,944
Amortization of debt discount	1,873	2,281	3,707	4,490
Amortization of debt issuance costs	136	164	274	343

Total	$2,801	$3,393	$5,533	$6,777

NOTE K – Commitments
     Purchase Commitments – As of June 30, 2010, the Company had approximately $22.2 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.
NOTE L – Employee Benefit Plans
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
     For the six months ended June 30, 2010, net period benefit costs associated with the defined benefit plan were approximately $1.5 million.

     The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2009	$117,539
Service cost	153
Interest cost	3,148
Actuarial loss	3,850
Benefits paid	(1,842)
Foreign currency changes	(8,768)

Benefit obligation at June 30, 2010	$114,080

Change in plan assets:
Fair value of plan assets at December 31, 2009	$88,235
Actual return on plan assets	(737)
Employer contribution	1,453
Benefits paid	(1,842)
Foreign currency changes	(6,470)

Fair value of plan assets at June 30, 2010	$80,639

Underfunded status at June 30, 2010	$(33,441)

     Based on an actuarial study performed as of June 30, 2010, the plan is underfunded and a liability of approximately $33.4 million is reflected in the Company’s consolidated financial statements as a long-term liability. The amount recognized in accumulated other comprehensive loss for the six months ended June 30, 2010 was a net loss of $5.9 million and the weighted-average discount rate assumption used to determine benefit obligations as of June 30, 2010 was 5.3%.
     The following are weighted-average assumptions used to determine net periodic benefit costs for the six months ended June 30, 2010:

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
Deferred Compensation
     The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At June 30, 2010, these investments totaled approximately $2.9 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE M – Related Parties
     The Company conducts business with one related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), that owned approximately 18.9% of the Company’s outstanding Common Stock as of June 30, 2010. The Company also conducts business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is the Company’s 5% joint venture partner in the Company’s Shanghai manufacturing subsidiaries.
     The Audit Committee of the Company’s Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, in accordance with such procedures that the Audit Committee may adopt from time to time.
     Lite-On Semiconductor Corporation – During the six months ended June 30, 2010 and 2009, the Company sold products to LSC totaling 1.6% and 2.2% of its net sales, respectively. Also, for the six months ended June 30, 2010 and 2009, 11.3% and 7.2%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC the Company’s largest supplier.
     Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$2,038	$2,686	$4,526	$4,080
Purchases	$11,623	$7,559	$20,888	$13,127
     Keylink International (B.V.I.) Inc. – During the six months ended June 30, 2010 and 2009, the Company sold products to companies owned by Keylink totaling 2.7% and 3.1% of its net sales, respectively. Also for the six months ended June 30, 2010 and 2009, 3.3% and 1.3%, respectively, of the Company’s net sales were from semiconductor products purchased from companies owned by Keylink. In addition, the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to Keylink. The Company also paid a consulting fee to Keylink. For the six months ended June 30, 2010 and 2009, the Company paid Keylink an aggregate of $7.0 million and $4.4 million, respectively, with respect to these items.
     Net sales to, and purchases from, companies owned by Keylink are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$4,129	$3,150	$7,742	$5,556
Purchases	$2,547	$1,326	$5,173	$2,375
     Accounts receivable from, and accounts payable to, LSC and Keylink are as follows (in thousands):

June 30,
2010
Accounts receivable
LSC	$1,752
Keylink	8,032

$9,784

Accounts payable
LSC	$8,713
Keylink	5,861

$14,574

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
Highlights
•	Net sales for the three months ended June 30, 2010 was $149.2 million, an increase of $45.3 million, or 43.6%, over the same period last year, and a sequential increase of 9.1% over the $136.8 million in the first quarter of 2010;

•	Net sales for the six months ended June 30, 2010 was $286.0 million, an increase of $104.1 million, or 57.2%, over the same period last year;

•	Gross profit for the three months ended June 30, 2010 was $53.5 million, an increase of $26.1 million, or 95.3%, over the same period last year, and a sequential increase of 11.9% over the $47.8 million in the first quarter of 2010;

•	Gross profit for the six months ended June 30, 2010 was $101.3 million, an increase of $59.4 million, or 141.8%, over the same period last year;

•	Gross profit margin for the three months ended June 30, 2010 was 35.8%, compared to 26.3% for the same period last year, and 34.9% for the first quarter of 2010;

•	Gross profit margin for the six months ended June 30, 2010 was 35.4%, compared to 23.0% for the same period last year;

•	Net income attributable to common stockholders for the three months ended June 30, 2010 was $16.6 million, or $0.37 per diluted share, compared to the same period last year, which had a net loss of $(3.0) million, or $(0.07) per share, and first quarter 2010 net income of $15.0 million, or $0.33 per diluted share; and

•	Net income attributable to common stockholders for the six months ended June 30, 2010 was $31.6 million, or $0.70 per diluted share, compared to the same period last year, which had a net loss of $(13.7) million, or $(0.33) per share.

•	On June 30, 2010, we put our auction rate securities (“ARS”) back to UBS AG at par value pursuant to the previously disclosed settlement agreement, which liquidated our ARS for cash and the proceeds were used to pay off the “no net cost” loan.
Overview
     We are a leading global manufacturer and supplier of high-quality, application specific standard products within the broad discrete, logic and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets. These products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices including LED drivers, DC-DC switching and linear voltage regulators and voltage references along with special function devices including USB power switches, load switches, voltage supervisors and motor controllers. The products are sold primarily throughout Asia, North America and Europe.
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
     During the first quarter of 2010, we saw an increase in our net sales due to strong demand in all geographic regions led by North America and Europe. During the second quarter of 2010, we saw a further increase in net sales due to a strong demand for our products across all markets with additional growth in North America and Asia, while we continued to experience improvements in Europe. In addition, during the first and second quarters, gross profit margin increased due to improved product mix in North America and Europe, which includes a favorable mix of higher margin new products, as well as our wafer fabrication facilities operating at near full capacity. For the third quarter of 2010, we expect to see continued growth in net sales and gross profit.

     As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the principal elements of our strategy include the following:
•	Continue to rapidly introduce innovative discrete, logic and analog semiconductor products;

•	Expand our available market opportunities;

•	Maintain intense customer focus;

•	Enhance cost competitiveness; and

•	Pursue selective strategic acquisitions.
     In implementing these strategies, the following factors have affected, and, we believe, will continue to affect, our results of operations:
•	We have experienced substantial pressure from our customers and competitors to reduce the selling price for our standard products, and we expect future improvements in net income to result primarily from increases in sales volume and improvements in product mix as well as manufacturing cost reductions in order to offset any reduced average selling prices (“ASP”) of our products. For 2010, we expect to see increased demand for our products as compared to 2009, and we anticipate continued improvement in order rates.
•	For the six months ended June 30, 2010, our original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for approximately 48% of our net sales, while our global network of distributors accounted for approximately 52% of our net sales.
•	Net sales for the six months ended June 30, 2010 was $286.0 million compared to $181.9 million in the same period last year. This increase in net sales mainly reflects the increase in demand for our products in all geographic regions.
•	Our gross profit margin was 35.4% for the six months ended June 30, 2010, compared to 23.0% in the same period last year. Our gross margin percentage increased over the same period last year due to higher capacity utilization of our manufacturing and wafer fabrication facilities. Future gross profit margins will depend primarily on our product mix, manufacturing cost savings, and the demand for our products.
•	For the six months ended June 30, 2010, our capital expenditures were approximately 16.5% of our net sales, which is an increase from our historical 10% to 12% of net sales model. We expect capital expenditures for fiscal 2010 to be slightly higher than our historical model.
•	For the six months ended June 30, 2010, the percentage of our net sales derived from our Asia subsidiaries was 73.2%, compared to 76.0% in the same period last year. The decrease was due primarily to improvements in North America and Europe. We expect our net sales to the Asia market to increase as a percentage of our total net sales as a result of our customers’ continuing to shift their manufacturing of electronic products to Asia. In addition, Europe accounted for approximately 11.3% of our revenues for the six months ended June 30, 2010, compared to 9.4% in the same period last year.
•	As of June 30, 2010, we had invested approximately $255.1 million in our Asian manufacturing facilities. For the six months ended June 30, 2010, we invested approximately $41.4 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.
•	We have increased our investment in research and development from $10.7 million, or 5.9% of net sales, for the six months ended June 30, 2009 to $13.2 million, or 4.6% of net sales, for the six months ended June 30, 2010. For the remainder of 2010, we expect research and development to increase in absolute dollars but remain comparable as a percentage of net sales.

Results of Operations for the Three Months Ended June 30, 2010 and 2009
     The following table sets forth, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

			Percentage Dollar
	Percent of Net Sales		Increase
	Three months ended June 30,		(Decrease)
	2010	2009	‘09 to ’10
Net sales	100.0%	100.0%	43.6

Cost of goods sold	(64.2)	(73.7)	25.0

Gross profit	35.8	26.3	95.3

Operating expenses	(19.8)	(20.7)	37.1

Income from operations	16.0	5.6	308.6

Interest income	0.7	1.3	(26.0)

Interest expense and amortization of debt discount	(2.2)	(4.0)	(4.7)

Other expense	(0.8)	(0.2)	317.8

Income before income taxes and noncontrolling interest	13.7	2.7	638.6

Income tax provision	2.0	4.9	(41.1)

Net income (loss)	11.7	(2.2)	840.8

Less: net income attributable to noncontrolling interest	(0.5)	(0.6)	54.6

Net income (loss) attributable to common stockholders	11.2	(2.8)	663.7

     The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2010	2009
Net Sales	$149,153	$103,898
     Net sales increased approximately $45.3 million for the three months ended June 30, 2010, compared to the same period last year. The 43.6% increase in net sales represented an approximately 38.9% increase in units sold and a 3.4% increase in ASP. The revenue increase for the three months ended June 30, 2010 was attributable to increase in demand for our products in all markets with further growth in North America and Asia, while we continued to experience improvements in Europe.

	2010	2009
Cost of goods sold	$95,686	$76,528
Gross profit	$53,467	$27,370
Gross profit margin	35.8%	26.3%
     Cost of goods sold increased approximately $19.2 million, or 25.0%, for the three months ended June 30, 2010 compared to the same period last year. As a percent of sales, cost of goods sold decreased to 64.2% for the three months ended June 30, 2010 compared to 73.7% in the same period last year, and our average unit cost (“AUP”) decreased approximately 10.0% due primarily to product mix. The decrease in cost of goods sold as a percentage of sales was due to higher net sales, which offset a portion of the fixed costs.

     For the three months ended June 30, 2010, gross profit increased by approximately $26.1 million, or 95.3%, compared to the same period last year. Gross margin increased to 35.8% for the three months ended June 30, 2010, compared to 26.3% for the same period last year, primarily due to higher capacity utilization of our manufacturing and wafer fabrication facilities

	2010	2009
Selling, general and administrative expenses (“SG&A”)	$21,422	$15,240
     SG&A for the three months ended June 30, 2010 increased approximately $6.2 million, or 40.6%, compared to the same period last year, primarily due to higher sales commissions related to increased sales, as well as to higher employee related costs including incentives and higher general operating costs. SG&A as a percentage of sales, decreased to 14.4% for the three months ended June 30, 2010, compared to 14.7% in the same period last year due to higher net sales, which offset a portion of the fixed costs. For the remainder of 2010, we expect SG&A to increase in absolute dollars but remain comparable as a percentage of net sales.

	2010	2009
Research and development expenses (“R&D”)	$6,815	$5,385
     R&D for the three months ended June 30, 2010 was $6.8 million, an increase of approximately $1.4 million from the same period last year, primarily due to the additional costs incurred, primarily due to increased personnel costs, engineering supplies and material purchases. R&D, as a percentage of sales, decreased to 4.6% for the three months ended June 30, 2010, compared 5.2% in the same period last year due to higher net sales, which offset a portion of the fixed costs. For the remainder of 2010, we expect R&D to increase in absolute dollars but remain comparable as a percentage of net sales.

	2010	2009
Amortization of acquisition-related intangibles	$1,078	$1,118
     Amortization of acquisition-related intangibles was approximately $1.1 million for both the three months ended June 30, 2010 and the same period last year.

	2010	2009
Interest income	$996	$1,345
     Interest income decreased for the three months ended June 30, 2010 to $1.0 million, compared to $1.3 million in the same period last year, due primarily to a decrease in interest income earned on our short-term investment securities (auction rate securities), which were put back to UBS at par value on June 30, 2010 in accordance with the previously disclosed settlement agreement. For the remainder of 2010, we expect interest income to be lower than in the first half of 2010 since we are no longer earning interest on short-term investment securities.

	2010	2009
Interest expense	$1,396	$1,877
     Interest expense for the three months ended June 30, 2010 was approximately $1.4 million, compared to $1.9 million in the same period last year. The $0.5 million decrease in interest expense was due primarily to the repurchase and retirement of $95.7 million par value of Notes since the fourth quarter of 2008, which was offset by the increased interest expense charged in connection with our “no net cost” loan, with the offsetting interest earned being recorded in interest income. For the remainder of 2010, we expect interest expense to be lower than in the first half of 2010 since we are no longer being charged interest for our “no net cost” loan that was paid off on June 30, 2010 in connection with the previously disclosed settlement agreement with UBS.

	2010	2009
Amortization of debt discount	$1,873	$2,281
     Amortization of debt discount for the three months ended June 30, 2010 was $1.9 million, compared to $2.3 million in the same period last year. The $0.4 million decrease in amortization of debt discount was due primarily to the repurchase and retirement of Notes in 2009.

	2010	2009
Other expense	$1,150	$275
     Other expense for the three months ended June 30, 2010 was $1.2 million, compared to $0.3 million in the same period last year. Included in other expense for the three months ended June 30, 2009 was a $1.5 million gain on forgiveness of debt from government subsidies in China.

	2010	2009
Income tax provision	$3,035	$5,156
     We recognized income tax expense of $3.0 million for the three months ended June 30, 2010, compared to a $5.2 million in the same period last year. Income taxes for the interim periods ended June 30, 2010 and 2009 have been included in the accompanying financial statements on the basis of an estimated annual effective rate and actual year-to-date effective income tax rate, respectively. The estimated effective tax rate is 14.7% for the three months ended June 30, 2010, as compared to 185.0% in the same period last year. Our effective tax rate for the three months ended June 30, 2010 was lower than the U.S. statutory tax rate of 35%, as it was impacted by higher income in lower-taxed jurisdictions and the non-cash tax benefit from reversing valuation allowances on deferred tax assets from U.K. loss carryforwards. In addition, the Company’s effective tax rate for the three months ended June 30, 2009 was impacted by the non-cash income tax expense associated with repatriating earnings of foreign subsidiaries to the U.S. parent.

	2010	2009
Noncontrolling interest	$903	$584
     Noncontrolling interest represented the minority investors’ share of the earnings of our China and Taiwan subsidiaries for the three months ended June 30, 2010 and 2009. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements, and the activities of these subsidiaries are included therein. Our interests in these subsidiaries have not changed since December 31, 2009.

Results of Operations for the Six Months Ended June 30, 2010 and 2009
          The following table sets forth, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

			Percentage Dollar
	Percent of Net Sales		Increase
	Six months ended June 30,		(Decrease)
	2010	2009	‘09 to ’10
Net sales	100.0%	100.0%	57.2

Cost of goods sold	(64.6)	(77.0)	31.9

Gross profit	35.4	23.0	141.9

Operating expenses	(20.4)	(24.2)	32.6

Income (loss) from operations	15.0	(1.2)	2,091.0

Interest income	0.8	1.7	(25.6)

Interest expense and amortization of debt discount	(2.5)	(4.6)	(0.2)

Other income (expense)	0.5	—	(12,591.7)

Income (loss) before income taxes and noncontrolling interest	13.8	(4.1)	629.4

Income tax provision	2.1	3.1	14.5

Net income (loss)	11.7	(7.2)	355.0

Less: net income attributable to noncontrolling interest	(0.6)	(0.3)	136.2

Net income (loss) attributable to common stockholders	11.1	(7.5)	330.4

          The following discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2010	2009
Net Sales	$286,000	$181,948
          Net sales increased approximately $104.1 million for the six months ended June 30, 2010, compared to the same period last year. The 57.2% increase in net sales represented an approximately 49.1% increase in units sold and a 5.4% increase in ASP. The revenue increase for the six months ended June 30, 2010 was attributable to increase in demand for our products in all geographic regions.

	2010	2009
Cost of goods sold	$184,750	$140,085
Gross profit	$101,250	$41,863
Gross profit margin	35.4%	23.0%
          Cost of goods sold increased approximately $44.7 million, or 31.9%, for the six months ended June 30, 2010 compared to the same period last year. As a percent of sales, cost of goods sold decreased to 64.6% for the six months ended June 30, 2010 compared to 77.0% in the same period last year, and our AUP decreased 11.5% due to product mix. The decrease in cost of goods sold as a percentage of sales was due to higher net sales, which offset a portion of the fixed costs.

          For the six months ended June 30, 2010, gross profit increased by approximately $59.4 million, or 141.9%, compared to the same period last year. Gross margin increased to 35.4% for the six months ended June 30, 2010, compared to 23.0% for the same period last year, primarily due to higher capacity utilization of our manufacturing and wafer fabrication facilities

	2010	2009
Selling, general and administrative expenses (“SG&A”)	$42,841	$31,296
          SG&A for the six months ended June 30, 2010 increased approximately $11.5 million, or 36.9%, compared to the same period last year, primarily due to higher sales commissions related to increased sales, as well as to higher employee related costs including incentives and higher general operating costs. SG&A, as a percentage of sales, decreased to 15.0% for the six months ended June 30, 2010, compared to 17.2% in the same period last year due to higher net sales, which offset a portion of the fixed costs. For the remainder of 2010, we expect SG&A to increase in absolute dollars but remain comparable as a percentage of net sales.

	2010	2009
Research and development expenses (“R&D”)	$13,191	$10,660
          R&D for the six months ended June 30, 2010 was $13.2 million, an increase of approximately $2.5 million from the same period last year, primarily due to the additional costs incurred, primarily due to increased personnel costs, engineering supplies and material purchases. R&D, as a percentage of sales, decreased to 4.6% for the six months ended June 30, 2010, compared 5.9% in the same period last year due to higher net sales, which offset a portion of the fixed costs. For the remainder of 2010, we expect R&D to increase in absolute dollars but remain comparable as a percentage of net sales.

	2010	2009
Amortization of acquisition-related intangibles	$2,206	$2,209
          Amortization of acquisition-related intangibles was approximately $2.2 million for both the six months ended June 30, 2010 and the same period last year.

	2010	2009
Interest income	$2,308	$3,102
          Interest income decreased for the six months ended June 30, 2010 to $2.3 million, compared to $3.1 million in the same period last year, due primarily to a decrease in interest income earned on our short-term investment securities (auction rate securities), which were put back to UBS at par value on June 30, 2010 in accordance with the previously disclosed settlement agreement. For the remainder of 2010, we expect interest income to be lower than in the first half of 2010 since we are no longer earning interest on short-term investment securities.

	2010	2009
Interest expense	$3,378	$3,925
          Interest expense for the six months ended June 30, 2010 was approximately $3.4 million, compared to $3.9 million in the same period last year. The $0.5 million decrease in interest expense was due primarily to the repurchase and retirement of $95.7 million par value of Notes since the fourth quarter of 2008, which was offset by the increased interest expense charged in connection with our “no net cost” loan, with the offsetting interest earned being recorded in interest income. For the remainder of 2010, we expect interest expense to be lower than in the first half of 2010 since we are no longer being charged interest for our “no net cost” loan that was paid off on June 30, 2010 in connection with the previously disclosed settlement agreement with UBS.

	2010	2009
Amortization of debt discount	$3,707	$4,490
          Amortization of debt discount for the six months ended June 30, 2010 was $3.7 million, compared to $4.5 million in the same period last year. The $0.8 million decrease in amortization of debt discount was due primarily to the repurchase and retirement of Notes in 2009.

	2010	2009
Other income (expense)	$1,498	$(12)
          Other income for the six months ended June 30, 2010 was $1.5 million, compared to other expense of $0.0 million in the same period last year. Included in other income for the six months ended June 30, 2010 was a $1.7 million gain on sale of non-core intellectual property for which no intangible assets were recorded, partially offset by foreign currency transaction losses. Included in other expense for the six months ended Jun 30, 2009 was foreign currency losses of $3.4 million, partially offset by a $1.5 million gain on forgiveness of debt from government subsidies in China and a $1.4 million gain on extinguishment of debt.

	2010	2009
Income tax provision	$6,359	$5,553
          We recognized income tax expense of $6.4 million for the six months ended June 30, 2010, compared to a $5.6 million in the same period last year. Income taxes for the interim periods ended June 30, 2010 and 2009 have been included in the accompanying financial statements on the basis of an estimated annual effective rate and actual year-to-date effective income tax rate, respectively. The estimated effective tax rate is 16.1% for the six months ended June 30, 2010, as compared to the effective tax rate for the same period last year of (74.3)%. Our effective tax rate for the six months ended June 30, 2010 was lower than the U.S. statutory tax rate of 35%, as it was impacted by higher income in lower-taxed jurisdictions and the non-cash tax benefit from reversing valuation allowances on deferred tax assets from U.K. loss carryforwards. In addition, the Company’s effective tax rate for the six months ended June 30, 2009 was impacted by the non-cash income tax expense associated with repatriating earnings of foreign subsidiaries to the U.S. parent.

	2010	2009
Noncontrolling interest	$1,625	$688
          Noncontrolling interest represented the minority investors’ share of the earnings of our China and Taiwan subsidiaries for the six months ended June 30, 2010 and 2009. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements, and the activities of these subsidiaries are included therein. Our interests in these subsidiaries have not changed since December 31, 2009.

Financial Condition
Liquidity and Capital Resources
          Our primary sources of liquidity are cash and cash equivalents, funds from operations and borrowings under our credit facilities. We currently have a U.S. credit agreement for a $10 million revolving credit facility and a $10 million uncommitted facility with no outstanding borrowings and have foreign credit facilities with borrowing capacities of approximately $46.2 million of which approximately $1.6 million has been borrowed and $10.2 million has been used for import and export guarantees. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2009 and June 30, 2010, our working capital was $354.3 million and $373.1 million, respectively. Our working capital increased in the first six months of 2010 primarily due to the increase in cash, accounts receivables and inventories, partially offset by an increase in accounts payable and accrued liabilities. We expect cash generated by our U.S. and international operations, together with existing cash, cash equivalents and available credit facilities, to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months. Cash and cash equivalents, the conversion of other working-capital items and borrowings are expected to be sufficient to fund on-going operations.
          On June 30, 2010, we put back our ARS portfolio to UBS AG at par value pursuant to the previously disclosed settlement agreement with UBS AG. Upon exercise of the put option, we liquidated our short-term ARS, for cash and then used the proceeds received to pay off the related “no net cost” loan with UBS Bank.
          Capital expenditures for the six months ended June 30, 2010 and 2009 were $47.2 million and $9.4 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China. Capital expenditures in the first six months of 2010 were approximately 16.5% of our net sales, which is an increase from our historical 10% to 12% of net sales model. We expect capital expenditures for fiscal 2010 to be slightly higher than our historical model.
Discussion of Cash Flow
          Cash and cash equivalents increased from $242.0 million at December 31, 2009, to $245.6 million at June 30, 2010 primarily from cash provided by operating and investing activities, offset by cash used in financing activities.
          Operating Activities
          Net cash provided by operating activities for the six months ended June 30, 2010 was $46.9 million, resulting primarily from $33.2 million of net income and $24.7 million in depreciation and amortization, offset partially by a greater increase in operating assets than operating liabilities. Net cash provided by operating activities was $24.6 million for the same period last year. Net cash provided by operating activities increased $22.3 million for the six months ended June 30, 2010, compared to the same period last year. This increase resulted primarily from a $46.2 million increase in net income, offset by changes in operating assets and liabilities.
          Investing Activities
          Net cash provided by (used in) investing activities was $257.5 million for the six months ended June 30, 2010 compared to ($7.8) million for the same period last year. The $265.3 million increase in net cash provided by investing activities was due primarily to $296.6 million in proceeds from the sale of short-term investments, offset partially by the $31.7 million increase in purchases of property, plant and equipment.
          Financing Activities
          Net cash used in financing activities totaled $296.3 million for the six months ended June 30, 2010 compared to $13.5 million in the same period last year. This increase in usage is primarily the result of an approximately $301.6 million repayment on lines of credit with the proceeds from the sale of short-term investments.
Debt Instruments
          There have been no material changes to our debt instruments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 1, 2010, except for the changes described below.
          On June 30, 2010, we put back our ARS portfolio to UBS AG at par value pursuant to the previously disclosed settlement agreement with UBS AG. Upon exercise of the put option, we liquidated our short-term ARS, for cash and then used the proceeds received to pay off the related “no net cost” loan with UBS Bank.

Off-Balance Sheet Arrangements
          We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in swap agreements, or outsourcing of research and development services, that could expose us to liability that is not reflected on the face of our financial statements.
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
          Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, relate to revenue recognition, inventories, accounting for income taxes, allowance for doubtful accounts, goodwill and long-lived assets, share-based compensation, fair value measurements, defined benefit plan, contingencies and convertible senior notes. There have been no material changes to our critical accounting policies since December 31, 2009, except that we no longer use methods of fair value to value our ARS portfolio.
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
Risk Factors
Risks Related To Our Business
•	The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our revenues, results of operations and financial condition.

•	During times of difficult market conditions, our fixed costs combined with lower revenues may have a negative impact on our results of operations and financial condition.

•	Downturns in the highly cyclical semiconductor industry or changes in end-market demand could adversely affect our results of operations and financial condition.

•	The semiconductor business is highly competitive, and increased competition may harm our business, results of operations and financial condition.

•	We receive a significant portion of our net sales from a single customer. In addition, this customer is also our largest external supplier and is a related party. The loss of this customer or supplier could harm our business, results of operations and financial condition.

•	Delays in initiation of production at facilities, implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies, results of operations and financial condition.

•	We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

•	Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales, which could adversely affect our revenues, results of operations and financial condition.

•	Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reductions in quantities ordered could adversely affect our results of operations and financial condition.

•	Production at our manufacturing facilities could be disrupted for a variety of reasons, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers’ demands and could adversely affect our results of operations and financial condition.

•	New technologies could result in the development of new products by our competitors and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand, which could adversely affect our net sales, market share, results of operations and financial condition.

•	We may be adversely affected by any disruption in our information technology systems, which could adversely affect our cash flows, results of operations and financial condition.

•	We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and reduction in our intellectual property rights.

•	We depend on third-party suppliers for timely deliveries of raw materials, parts and equipment, as well as finished products from other manufacturers, and our reputation with customers, results of operations and financial condition could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

•	If we do not succeed in continuing to vertically integrate our business, we will not realize the cost and other efficiencies we anticipate, which could adversely affect our ability to compete, profit margins, results of operations and financial condition.

•	Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, results of operations and financial condition.

•	We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, results of operations and financial condition.

•	Our products may be found to be defective and, as a result, product liability claims may be asserted against us, which may harm our business, reputation with our customers, results of operations and financial condition.

•	We may fail to attract or retain the qualified technical, sales, marketing and management personnel required to operate our business successfully, which could adversely affect our business, results of operations and financial condition.

•	We may not be able to maintain our growth or achieve future growth and such growth may place a strain on our management and on our systems and resources, which could adversely affect our business, results of operations and financial condition.

•	Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, results of operations and financial condition.

•	If OEMs do not design our products into their applications, a portion of our net sales may be adversely affected.

•	We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses.

•	We had a significant amount of debt following the offering of convertible notes. Our substantial indebtedness could adversely affect our business, results of operations, financial condition and our ability to meet our payment obligations under the notes and or other debt.

•	Restrictions in our credit facilities may limit our business and financial activities, including our ability to obtain additional capital in the future.

•	The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used.

•	Due to the recent fluctuations in the United Kingdom’s equity markets and bond markets, changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and financial condition.

•	There are risks associated with previous and future acquisitions. We may ultimately not be successful in overcoming these risks or any other problems encountered in connection with acquisitions.

•	If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal control over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our Common Stock.

•	Terrorist attacks, or threats or occurrences of other terrorist activities, whether in the United States or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our results of operations and financial condition.

•	Certain of our customers and suppliers require us to agree and comply with their codes of conducts, which may include certain regulations and restrictions that may substantially increase the cost of our business as well as have an adverse affect on operation efficiencies, our business, results of operations and financial condition.
Risks Related To Our International Operations
•	Our international operations subject us to risks that could adversely affect our operations.

•	We have significant operations and assets in China, Taiwan, Hong Kong and England and, as a result, will be subject to risks inherent in doing business in those jurisdictions, which may adversely affect our financial performance.

•	A slowdown in the Chinese economy could limit the growth in demand for electronic devices containing our products, which would have a material adverse effect on our business, results of operations and prospects.

•	Economic regulation in China could materially and adversely affect our business, results of operations and prospects.

•	We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

•	We are subject to foreign currency risk as a result of our international operations.

•	We may not continue to receive preferential tax treatment in Asia, thereby increasing our income tax expense and reducing our net income.

•	The distribution of any earnings of our foreign subsidiaries to the United States may be subject to U.S. income taxes, thus reducing our net income.

•	The People’s Republic of China is experiencing a rapid social, political and economic change, which has increased labor costs and other related costs that could make doing business in China less advantageous than in prior years. Increased labor costs in China could adversely affect our business, results of operations and financial condition.
Risks Related To Our Common Stock
•	Variations in our quarterly operating results may cause our stock price to be volatile.

•	We may enter into future acquisitions and take certain actions in connection with such acquisitions that could adversely affect the price of our Common Stock.

•	Our directors, executive officers and significant stockholders hold a substantial portion of our Common Stock, which may lead to conflicts with other stockholders over corporate transactions and other corporate matters.

•	We were formed in 1959, and our early corporate records are incomplete. As a result, we may have difficulty in assessing and defending against claims relating to rights to our Common Stock purporting to arise during periods for which our records are incomplete.

•	Conversion of our convertible senior notes will dilute the ownership interest of existing stockholders, including stockholders who had previously converted their notes.

•	Non-cash tender offers, debt equity swaps or equity exchanges to consummate our business activities are likely to have the effect of diluting the ownership interest of existing stockholders, including qualified stockholders who receive shares of our Common Stock in such business activities.

•	The repurchase rights and the increased conversion rate triggered by a make-whole fundamental change could discourage a potential acquirer.

•	Anti-takeover effects of certain provisions of Delaware law and our Certificate of Incorporation and Bylaws, may hinder a take-over attempt.

•	Section 203 of Delaware General Corporation Law may deter a take-over attempt.

•	Certificate of Incorporation and Bylaw Provisions may deter a take-over attempt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          As a multinational corporation, we are subject to certain market risks relating to foreign currency, interest rates, political, inflation and credit. We consider a variety of practices to manage these market risks. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010, except for the changes to foreign currency risks as described below.
Foreign Currency Risk
          We face exposure to adverse movements in foreign currency exchange rates, primarily in Asia and Europe. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have a material adverse impact upon our financial results. Certain of our assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar and the British Pound Sterling and, to a lesser extent, the Japanese Yen, the Euro and the Hong Kong dollar. In the future, we may enter into hedging arrangements designed to mitigate foreign currency fluctuations. See “Risk Factors — We are subject to foreign currency risk as a result of our international operations.” in Part II, Item 1A of this Quarterly Report for additional information.
Effect on Reporting Income
          In cases where we have subsidiaries that have a U.S. dollar functional currency but operate in a foreign location, they may have some expenses denominated in a mix of currencies. Our income and expenses are based on a mix of currencies and a decline in one currency relative to the other currencies could adversely affect our results of operations. Furthermore, our results of operations are reported in U.S. dollars, which is our reporting currency. In the event the U.S. dollar weakens against a foreign currency, we will experience a currency transaction loss, which could adversely affect our results of operations. If the Chinese Yuan, were to weaken or (strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain or (loss) of approximately $0.2 million per quarter.
Foreign Currency Transaction Risk
          We also are subject to foreign currency risk arising from intercompany transactions that are expected to be settled in cash in the near term where the cash balances are held in denominations other than our functional currency. If exchange rates weaken against the functional currency, we would incur a remeasurement gain in the value of the cash balances, and if the exchange rates strengthen against the functional currency, we would incur a remeasurement loss in the value of the cash balances, assuming the net monetary asset balances remained constant. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of transaction, the size and currencies of the net monetary assets and the changes in the exchange rates associated with these currencies. If the Chinese Yuan, the Taiwanese dollar, the Euro and the British Pound Sterling were to weaken or (strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain or (loss) of approximately $0.3 million. Net foreign exchange transaction gains or (losses) are included in other income and expense.
Foreign Currency Translation Risk
          When the foreign subsidiary’s books are maintained in its functional currency, fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars for reporting purposes. All elements of the subsidiaries financial statements, except for stockholders’ equity accounts, are translated using a currency exchange rate. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Income and expense accounts denominated in foreign currencies are translated at the weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets, which are accumulated in this account until sale or liquidation of the foreign entity investment, at which time they are reported as adjustments to the gain or loss on sale of investment.
Foreign Currency Denominated Defined Benefit Plans
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
          As of June 30, 2010, the plan is underfunded and a liability of $33.4 million is reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $26.5 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of approximately $0.3 million. The weighted-average discount rate assumption used to determine benefit obligations as of June 30, 2010 was 5.3%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce annual benefit cost by $0.1 million. A 0.1% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would increase/(decrease) the year-end projected benefit obligation by approximately $2.3 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net period benefit cost by approximately $0.8 million. The asset value of the defined benefit plan has been volatile in recent months due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors — Due to the recent fluctuations in the United Kingdom’s equity markets and bond markets, changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and financial condition.” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010 for additional information.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
          Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of the Company’s management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:
•	recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms; and

•	accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions for required disclosure.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. The management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations of the Company.
          The patent infringement complaint, Integrated Discrete Devices, LLC. v. Diodes Incorporated, C.A. No. 08-888 (GMS) (D. Del.), filed by Integrated Discrete Devices, LLC on November 25, 2008 against the Company in the United States District Court for the District of Delaware was dismissed with prejudice on June 29, 2010 with no material adverse effect on our current or future financial position, cash flows or overall results of operations.
Item 1A. Risk Factors
          There have been material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 1, 2010, and such changes are reflected immediately below. The following risk factors as well as the risks described in our Annual Report on Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
RISKS RELATED TO OUR BUSINESS
Certain of our customers and suppliers require us to agree and comply with their codes of conducts, which may include certain regulations and restrictions that may substantially increase the cost of our business as well as have an adverse affect on operation efficiencies, our business, results of operations and financial condition.
          Certain of our customers and suppliers require us to agree to comply with their codes of conduct, which may include detailed provisions on labor, human rights, health and safety, environment, corporate ethics and management systems. Certain of these provisions are not requirements under the laws of the countries in which we operate and may be burdensome to comply with on a regular basis. Moreover, new provisions may be added or material changes may be made to any these codes of conduct, and we will have to promptly agree and implement such new provisions or changes, which may substantially further increase the cost of our business, be burdensome to implement and adversely affect our operational efficiencies and results of operations. If we violate any such code of conduct, we may lose further business with the customer or supplier and, in addition, we may be subject to fines from the customer or supplier. While we believe that we are currently in compliance with our customers and suppliers’ codes of conduct, there can be no assurance that, from time to time, if any one of our customers and suppliers audits our compliance with its code of conduct that we would be found to be in full compliance. A loss of business from these customers or suppliers could have a material adverse affect on our business, results of operations and financial conditions.
RISKS RELATED TO OUR INTERNATIONAL OPERATIONS
We are subject to foreign currency risk as a result of our international operations.
          We face exposure to adverse movements in foreign currency exchange rates, principally the Chinese Yuan, the Taiwanese dollar and the British Pound Sterling and, to a lesser extent, the Japanese Yen, the Euro, the Hong Kong dollar. Our income and expenses are based on a mix of currencies and a decline in one currency relative to the other currencies could adversely affect our results of operations. Furthermore, our results of operations are reported in U.S. dollars, which is our reporting currency. In the event the U.S. dollar weakens against a foreign currency, we will experience a currency transaction loss, which could adversely affect our results of operations. Also, fluctuations in foreign currency exchange rates may have an adverse impact and be increasingly influential to our overall sales, profits and results of operations as amounts that are measured in foreign currency are translated back to U. S. dollars for reporting purposes. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results, especially as the portion of our sales attributable to Europe increases. We do not usually employ hedging techniques designed to mitigate foreign currency exposures and, therefore, we could experience currency losses as these currencies fluctuate against the U.S. dollar.

The People’s Republic of China is experiencing a rapid social, political and economic change, which has increased labor costs and other related costs that could make doing business in China less advantageous than in prior years. Increased labor costs in China could adversely affect our business, results of operations and financial condition.
          Historically, labor in China has been readily available at a lower cost compared to other countries, and any increase in labor cost in China has been consistent with the projected annual increase in the inflation index and the amount of past labor cost increases. However, because China is experiencing rapid social, political and economic change, there can be no assurance that labor will continue to be available in China at costs consistent with historical levels. Any future increase in labor cost in China is likely to be higher than historical and projected amounts and may occur multiple times in any given year. As a result of experiencing such rapid social, political and economic change, China is also likely to enact new, and/or revise its existing, labor laws and regulations on employee compensation and benefits. These changes in Chinese labor laws and regulations will likely to have an adverse effect on product manufacturing costs in China. Furthermore, if China laborers go on strike to demand higher wages, our operations could be disrupted. Many of our suppliers are currently dealing with labor shortages in China, which may result in future supply delays and disruptions and may drive a substantial increase in their labor costs that is likely to be shared by us in the form of price increases to us. New or revised government labor laws or regulations, strikes or labor shortages could cause our product costs to rise and/or could cause manufacturing partners on whom we rely to exit the business. These events could have an adverse impact on our product availability and quality, which would affect our business, results of operations and financial conditions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          We may from time to time seek to repurchase our outstanding Notes in the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
          The following table provides information regarding the repurchase of our Notes during the second quarter of 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Principal	(b) Average Price
	Amount of Notes	Paid per $1,000
Period	Purchased	Par Value Note
June 1, 2010 to June 30, 2010	$785,000	$998.75
Total	$785,000	$998.75
Item 3. Defaults Upon Senior Securities
          There are no matters to be reported under this heading.
Item 4. (Removed and Reserved)
Item 5. Other Information
          There are no matters to be reported under this heading.

Item 6.	Exhibits

				Exhibit	Attached
Number	Description	Form	Date of First Filing	Number	Herewith
3.1	Certificate of Incorporation, as amended	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

4.2	Form of 2.25% Convertible Senior Notes due 2026	S-3	October 4, 2006	4.1

4.3	Form of Indenture for the 2.25% Convertible Senior Notes due 2026	S-3	October 4, 2006	4.3

10.1	First Amendment to Credit Agreement, dated July 16, 2010, among the Company, Diodes Zetex Limited and Bank of America, N.A.	10-Q		10.1	X

10.2*	Credit Agreement, dated November 25, 2009, by and among Diodes Incorporated, Diodes Zetex Limited and Bank of America, N.A.	10-Q	December 2, 2009	10.1	X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2**	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Labels Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	This exhibit supersedes the exhibit 10.1 to the Form 8-K that was filed on December 2, 2009.

**	A certification furnished pursuant to Item 601 of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
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

DIODES INCORPORATED (Registrant)
By:	/s/ Richard D. White	August 6, 2010
RICHARD D. WHITE
Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)