Form 10-Q
period 2010-09-30
DIODES INC /DEL/
filed 2010-11-09
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of November 3, 2010 was 44,374,675.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$263,807	$241,953
Short-term investments	—	296,600
Accounts receivable, net	123,493	99,074
Inventories	113,069	89,652
Deferred income taxes, current	9,257	7,834
Prepaid expenses and other	10,207	11,591

Total current assets	519,833	746,704

PROPERTY, PLANT AND EQUIPMENT, net	199,098	162,988

OTHER ASSETS
Goodwill	67,668	68,075
Intangible assets, net	29,949	34,892
Other	5,836	5,324

Total assets	$822,384	$1,017,983

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (cont’)
(In thousands, except share data)
LIABILITIES AND EQUITY

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES
Lines of credit and short-term debt	$—	$299,414
Accounts payable	74,766	62,448
Accrued liabilities	46,337	27,236
Income tax payable	3,919	2,641
Current portion of long-term debt	384	373
Current portion of capital lease obligations	288	283

Total current liabilities	125,694	392,395

LONG-TERM DEBT, net of current portion
Convertible senior notes	126,318	121,333
Long-term debt	3,263	3,464

CAPITAL LEASE OBLIGATIONS, net of current portion	1,441	1,669
DEFERRED INCOME TAXES, non-current	10,360	7,743
OTHER LONG-TERM LIABILITIES	44,929	40,455

Total liabilities	312,005	567,059

COMMITMENTS AND CONTINGENCIES

EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock — par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — par value $0.66 2/3 per share; 70,000,000 shares authorized; 44,360,466 and 43,729,304 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	29,574	29,153
Additional paid-in capital	223,745	211,618
Retained earnings	300,941	248,174
Accumulated other comprehensive loss	(55,930)	(48,311)

Total Diodes Incorporated stockholders’ equity	498,330	440,634
Noncontrolling interest	12,049	10,290

Total equity	510,379	450,924

Total liabilities and equity	$822,384	$1,017,983

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
NET SALES	$163,120	$122,122	$449,120	$304,070

COST OF GOODS SOLD	102,143	84,547	286,893	224,632

Gross profit	60,977	37,575	162,227	79,438

OPERATING EXPENSES
Selling, general and administrative	22,837	19,079	65,678	50,375
Research and development	7,212	6,284	20,403	16,944
Amortization of acquisition related intangible assets	1,098	1,271	3,304	3,480
Impairment of long-lived assets	—	—	144	—
Restructuring	—	(291)	—	(440)

Total operating expenses	31,147	26,343	89,529	70,359

Income from operations	29,830	11,232	72,698	9,079

OTHER INCOME (EXPENSES)
Interest income	279	805	2,587	3,907
Interest expense	(939)	(1,784)	(4,317)	(5,709)
Amortization of debt discount	(2,006)	(1,981)	(5,713)	(6,471)
Other	251	(1,062)	1,749	(1,074)

Total other expenses	(2,415)	(4,022)	(5,694)	(9,347)

Income (loss) before income taxes and noncontrolling interest	27,415	7,210	67,004	(268)

INCOME TAX PROVISION (BENEFIT)	5,346	(629)	11,705	4,924

NET INCOME (LOSS)	22,069	7,839	55,299	(5,192)

Less: NET INCOME attributable to noncontrolling interest	(907)	(819)	(2,532)	(1,507)

NET INCOME (LOSS) attributable to common stockholders	$21,162	$7,020	$52,767	$(6,699)

EARNINGS (LOSS) PER SHARE attributable to common stockholders
Basic	$0.48	$0.17	$1.20	$(0.16)

Diluted	$0.46	$0.16	$1.16	$(0.16)

Number of shares used in computation
Basic	44,346	42,533	44,031	41,761

Diluted	45,673	44,013	45,418	41,761

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$55,299	$(5,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	34,452	31,599
Amortization of intangibles	3,308	3,480
Amortization of convertible bond issuance costs	412	505
Amortization of debt discount	5,713	6,471
Share-based compensation	9,780	7,551
Loss (gain) on disposal of property, plant and equipment	(1,684)	67
Loss (gain) on extinguishment of debt	148	(1,193)
Investment loss (gain) recognized under equity method	(600)	22
Deferred income taxes	1,481	101
Changes in operating assets:
Accounts receivable	(19,917)	(25,655)
Inventories	(23,578)	19,455
Prepaid expenses and other current assets	1,461	3,082
Changes in operating liabilities:
Accounts payable	12,182	7,724
Accrued liabilities	9,549	(2,913)
Other liabilities	813	(3,524)
Income tax payable	1,227	2,416

Net cash provided by operating activities	$90,046	$43,996

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of short-term investments	$296,600	$8,725
Purchases of property, plant and equipment	(66,342)	(12,948)
Proceeds from sale of property, plant and equipment	2,141	120
Other assets	(384)	446

Net cash provided by (used in) investing activities	$232,015	$(3,657)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit and short-term debt	$3,762	$15,680
Repayments on lines of credit	(303,192)	(27,305)
Net proceeds from issuance of common stock	2,763	793
Dividend distribution to noncontrolling interest	(700)	(1,500)
Repayments of long-term debt	(1,062)	(8,503)
Repayments of capital lease obligations	(202)	(287)

Net cash used in financing activities	$(298,631)	$(21,122)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,576)	3,359

INCREASE IN CASH AND CASH EQUIVALENTS	21,854	22,576
CASH AND CASH EQUIVALENTS, beginning of period	241,953	103,496

CASH AND CASH EQUIVALENTS, end of period	$263,807	$126,072

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$(5,828)	$(2,875)
Fair value of common stock issued for repayment of long-term debt	$—	$(31,437)
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
Basis of Presentation
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Quarterly Reports on Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The consolidated condensed financial data at December 31, 2009 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Recently Issued Accounting Pronouncements
     In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The provisions of ASU No. 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
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

NOTE B — Functional Currencies, Foreign Currency Translation and Comprehensive Income (Loss)
     Functional Currencies and Foreign Currency Translation — The functional currency for the Company’s China subsidiaries is the U.S. dollar, while other subsidiaries, including subsidiaries’ in Taiwan and the United Kingdom (“U.K.”) use their local currency as their functional currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded as other income (expense) in the consolidated condensed statements of operations. The Company had foreign exchange transaction losses of approximately $0.2 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $0.7 million and $4.8 million for the nine months ended September 30, 2010 and 2009, respectively.
     Comprehensive Income (Loss) — U.S. GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss. As of September 30, 2010, the components of other comprehensive income or loss include foreign currency translation adjustments and unrealized gain or loss on defined benefit plan.
     Total comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):
Total Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$22,069	$7,839	$55,299	$(5,192)

Foreign currency translation adjustment	7,361	(1,391)	(3,552)	12,109

Unrealized income (loss) on defined benefit plan, net of tax	1,802	10,246	(4,068)	(16,041)

Foreign currency adjustments on forward contracts, net of tax	—	441	—	3,672

Comprehensive income (loss)	31,232	17,135	47,679	(5,452)

Comprehensive income attributable to noncontrolling interest	907	819	2,532	1,507

Total comprehensive income (loss) attributable to common stockholders	$30,325	$16,316	$45,147	$(6,959)

NOTE C — Earnings (Loss) Per Share
     Basic earnings (loss) per share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.
     The computation of basic and diluted earnings (loss) per common share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
BASIC
Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	44,346	42,533	44,031	41,761
Net income (loss) attributable to common stockholders	$21,162	$7,020	$52,767	$(6,699)

Earnings (loss) per share attributable to common stockholders	$0.48	$0.17	$1.20	$(0.16)

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings (loss) per share	44,346	42,533	44,031	41,761
Add: Assumed exercise of stock options and stock awards	1,327	1,480	1,387	—

	45,673	44,013	45,418	41,761
Net income (loss) attributable to common stockholders	$21,162	$7,020	$52,767	$(6,699)

Earnings (loss) per share attributable to common stockholders	$0.46	$0.16	$1.16	$(0.16)

     There are no shares included in the earnings per share calculation related to the Company’s 2.25% convertible senior notes (“Notes”) outstanding as our average stock price did not exceed the conversion price and, therefore, there is no conversion spread.
NOTE D — Short-Term Investments
     On June 30, 2010, the Company put back its auction rate securities (“ARS”) portfolio to UBS AG at par value pursuant to the previously disclosed settlement agreement with UBS AG. Upon exercise of the put option, the Company liquidated its ARS, for cash and used the proceeds to fully repay the related “no net cost” loan with UBS Bank.
NOTE E — Inventories
     Inventories stated at the lower of cost or market value are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$48,462	$33,280
Work-in-progress	31,720	24,029
Finished goods	32,887	32,343

Total	$113,069	$89,652

NOTE F — Goodwill and Intangible Assets
     Changes in goodwill are as follows (in thousands):

Balance at December 31, 2009	$68,075
Foreign currency exchange	(407)

Balance at September 30, 2010	$67,668

     Intangible assets are as follows (in thousands):

Balance at September 30, 2010:
Intangible assets subject to amortization:
Gross carrying amount	$48,658
Accumulated amortization	(13,558)
Foreign currency exchange	(7,672)

Net value	27,428

Intangible assets with indefinite lives:
Gross carrying amount	3,162
Foreign currency exchange	(641)

Total	2,521

Total intangible assets, net	$29,949

     Amortization expense related to intangible assets subject to amortization was $1.1 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively, and $3.3 million and $3.5 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE G — Income Tax Provision
     Income tax expense of $5.3 million and $11.7 million was recorded for the three and nine months ended September 30, 2010, respectively. This resulted in an effective tax rate of 17.5% for the nine months ended September 30, 2010, as compared to (1,837.7)% for the same period of last year and compared to 11.7% for the full year of 2009. The Company’s effective tax rate for the nine months ended September 30, 2010 was lower than the U.S. statutory tax rate of 35%, as it was impacted by higher income in lower-taxed jurisdictions and the non-cash tax benefit from reversing valuation allowances on deferred tax assets from U.S. and U.K. loss carryforwards. In addition, the Company’s effective tax rate for the nine months ended September 30, 2009 was impacted by the non-cash income tax expense associated with repatriating earnings of foreign subsidiaries to the U.S. parent.
     Generally, income taxes are recorded based upon estimated annual effective income tax rates. Other methods may be used in situations where small changes in the Company’s estimated annual income could produce large changes in the estimated effective income tax rates used for interim financial reporting. Under these circumstances, the Company elected to use its actual year-to-date effective income tax rate for the nine months ended September 30, 2009.
     For the nine months ended September 30, 2010, the Company reported domestic and foreign pre-tax income (loss) of approximately $(15.2) million and $82.2 million, respectively. For the nine months ended September 30, 2009, the Company reported domestic and foreign pre-tax income (loss) of approximately $(35.7) million and $35.4 million, respectively.
     The impact of tax holidays decreased the Company’s tax expense by approximately $5.6 million and $5.2 million for the nine months ended September 30, 2010 and 2009, respectively. The benefit of the tax holidays on basic and diluted earnings per share for the nine months ended September 30, 2010 was approximately $0.13 and $0.12, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the nine months ended September 30, 2009 was approximately $0.12.
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
     In the third quarter of 2010, the Company reversed valuation allowances of $1.5 million associated with federal net operating losses after determining they were fully utilizable. In addition, the Company determined that it was more likely than not that a portion of its federal foreign tax credit carryforwards would expire before they could be utilized. Accordingly, the Company has recorded valuation allowances of $8.8 million and $11.3 million as of September 30, 2010 and December 31, 2009, respectively.
     The Company files income tax returns in the U.S. jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. income tax examinations by tax authorities for tax years before 2007. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserves for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of September 30, 2010, the gross amount of unrecognized tax benefits was approximately $8.7 million.
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
NOTE H — Share-Based Compensation
     The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Cost of sales	$87	$99	$262	$279
Selling and administrative expense	2,824	2,409	8,510	6,391
Research and development expense	355	359	1,008	881

Total share-based compensation expense	$3,266	$2,867	$9,780	$7,551

     Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date, and expense was estimated on the date of grant using the Black-Scholes option pricing model.
     The total net cash proceeds received from stock option exercises during the nine months ended September 30, 2010 was $2.8 million. Stock option expense was $1.0 million for both three months ended September 30, 2010 and 2009, and $3.1 million and $2.6 million for the nine months ended September 30, 2010 and 2009, respectively.
     A summary of the stock option plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares (000)	Price	Term (yrs)	Value ($000)
Outstanding at January 1, 2010	3,980	$12.50	5.2	$34,989
Granted	401	19.00
Exercised	(381)	7.55		4,478
Forfeited or expired	(6)	27.41
Outstanding at September 30, 2010	3,994	$13.60	5.3	$20,631

Exercisable at September 30, 2010	3,073	$11.98	4.2	$19,926

     The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.
     As of September 30, 2010, total unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, was approximately $9.4 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.9 years.
     Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.
     The total fair value of share grants vested during the nine months ended September 30, 2010 was approximately $7.5 million. Share grant expense was $2.2 million and $1.8 million for the three months ended September 30, 2010 and 2009, respectively, and $6.7 million and $5.0 million for the nine months ended September 30, 2010 and 2009, respectively.
     A summary of the status of the Company’s non-vested restricted stock units is as follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
Grants	Shares (000)	Fair Value	Value ($000)
Nonvested at January 1, 2010	714	$20.64	$14,579
Granted	363	17.47
Vested	(250)	21.33	7,474
Forfeited	(33)	20.41

Nonvested at September 30, 2010	794	$16.29	$13,540

     The above table does not include the restricted stock award agreement the Company entered into with its President and Chief Executive Officer on September 22, 2009, which could grant up to 600,000 shares based on terms of the agreement.

     As of September 30, 2010, total unrecognized share-based compensation expense related to unvested share grants, net of forfeitures, was approximately $23.5 million, before income taxes and is expected to be recognized over a weighted average period of approximately 3.6 years.
NOTE I — Segment Information and Enterprise-Wide Disclosure
     For financial reporting purposes, the Company operates in a single segment, standard semiconductor products, through the Company’s various manufacturing and distribution facilities. The Company aggregates its products because the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.
     The Company’s primary operations include the operations in Asia, North America and Europe.
     Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended		North
September 30, 2010	Asia	America	Europe	Consolidated
Total sales	$133,116	$42,769	$45,129	$221,014
Inter-company sales	(15,961)	(14,898)	(27,035)	(57,894)

Net sales	$117,155	$27,871	$18,094	$163,120

Three Months Ended		North
September 30, 2009	Asia	America	Europe	Consolidated
Total sales	$103,394	$21,267	$31,925	$156,586
Inter-company sales	(8,293)	(6,662)	(19,509)	(34,464)

Net sales	$95,101	$14,605	$12,416	$122,122

Nine Months Ended		North
September 30, 2010	Asia	America	Europe	Consolidated
Total sales	$364,347	$112,380	$127,772	$604,499
Inter-company sales	(38,054)	(40,094)	(77,231)	(155,379)

Net sales	$326,293	$72,286	$50,541	$449,120

Property, plant and equipment	$137,604	$30,116	$31,378	$199,098

Total assets	$439,303	$169,801	$213,280	$822,384

Nine Months Ended		North
September 30, 2009	Asia	America	Europe	Consolidated
Total sales	$247,127	$58,049	$80,456	$385,632
Inter-company sales	(17,983)	(16,782)	(46,797)	(81,562)

Net sales	$229,144	$41,267	$33,659	$304,070

Property, plant and equipment	$95,672	$30,591	$37,258	$163,521

Total assets	$350,442	$269,070	$295,102	$914,614

Geographic Information
     Revenues were derived from (billed to) customers located in the following countries. “All Others” represents countries with less than 10% of the total revenues each (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended September 30,		Net Sales
	2010	2009	2010	2009

China	$49,944	$37,562	30.7%	30.8%
United States	41,641	19,025	25.5%	15.6%
Taiwan	36,035	34,518	22.1%	28.3%
Korea	9,681	7,518	5.9%	6.2%
Germany	7,260	4,606	4.5%	3.8%
Singapore	7,079	4,605	4.3%	3.8%
United Kingdom	6,757	5,335	4.1%	4.4%
All Others	4,723	8,953	2.9%	7.3%

Total	$163,120	$122,122	100%	100%

	Net Sales
	for the Nine Months		Percentage of
	Ended September 30,		Net Sales
	2010	2009	2010	2009

China	$138,901	$91,105	31.0%	30.0%
Taiwan	103,841	87,247	23.1%	28.7%
United States	103,430	50,354	23.0%	16.6%
Korea	26,569	19,303	5.9%	6.3%
Germany	24,412	12,693	5.4%	4.2%
Singapore	18,448	9,553	4.1%	3.1%
United Kingdom	13,432	12,436	3.0%	4.1%
All Others	20,087	21,379	4.5%	7.0%

Total	$449,120	$304,070	100%	100%

NOTE J — Convertible Senior Notes
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
     In determining the liability and equity components, the Company determined the expected life of the Notes to be five years as that is the earliest date in which the Notes can be put back to the Company at par value. As of September 30, 2010, 12 months remain over which the discount of the liability will be amortized. As of September 30, 2010, the liability and equity components are as follows (in thousands):

Liability	Liability	Liability	Equity
Component	Component	Component	Component
Principal	Net Carrying	Unamortized	Carrying
Amount	Amount	Discount	Amount
$134,293	$126,318	$7,975	$35,515
     The effective interest rate of the liability component is 8.5%, which is a comparable yield for non-convertible notes with terms and conditions otherwise comparable to the Company’s Notes as of the date of issuance. The amount of interest expense, including amortization of debt discount for the liability component and debt issuance costs is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Notes contractual interest expense	$769	$857	$2,321	$2,801
Amortization of debt discount	2,006	1,981	5,713	6,471
Amortization of debt issuance costs	138	162	412	505

Total	$2,913	$3,000	$8,446	$9,777

NOTE K — Commitments
     Purchase Commitments — As of September 30, 2010, the Company had approximately $12.9 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.
NOTE L — Employee Benefit Plans
Defined Benefit Plan
     The Company has a contributory defined benefit plan that covers certain employees in the U.K. and Germany. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions regarding the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.
     For the nine months ended September 30, 2010, net period benefit costs associated with the defined benefit plan were approximately $1.1 million.

     The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2009	$117,539
Service cost	230
Interest cost	4,724
Actuarial loss	7,679
Benefits paid	(2,541)
Foreign currency changes	(2,579)

Benefit obligation at September 30, 2010	$125,052

Change in plan assets:
Fair value of plan assets at December 31, 2009	$88,235
Actual return on plan assets	6,240
Employer contribution	1,458
Benefits paid	(2,541)
Foreign currency changes	(2,116)

Fair value of plan assets at September 30, 2010	$91,276

Underfunded status at September 30, 2010	$(33,776)

     Based on an actuarial study performed as of September 30, 2010, the plan is underfunded and a liability of approximately $33.8 million is reflected in the Company’s consolidated financial statements as a long-term liability. The amount recognized in accumulated other comprehensive loss for the nine months ended September 30, 2010 was a net loss of $4.1 million and the weighted-average discount rate assumption used to determine benefit obligations as of September 30, 2010 was 5.0%.
     The following are weighted-average assumptions used to determine net periodic benefit costs for the nine months ended September 30, 2010:

Discount rate	5.7%
Expected long-term return on plan assets	6.8%
     The Company adopted a payment plan with the trustees of the defined benefit plan, in which the Company will pay approximately ₤1.0 million GBP (approximately $1.6 million based on a USD:GBP exchange rate of 1.6:1) every year from 2009 through 2012.
     The Company also has pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, not included in the figures or assumptions above.
Deferred Compensation
     The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At September 30, 2010, these investments totaled approximately $3.2 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE M — Related Parties
     The Company conducts business with one related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), our largest stockholder, owned approximately 18.9% of the Company’s outstanding Common Stock as of September 30, 2010. The Company also conducts business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is the Company’s 5% joint venture partner in the Company’s Shanghai manufacturing subsidiaries.
     The Audit Committee of the Company’s Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, in accordance with such procedures that the Audit Committee may adopt from time to time.
     Lite-On Semiconductor Corporation — During the nine months ended September 30, 2010 and 2009, the Company sold products to LSC totaling 1.3% and 2.2% of its net sales, respectively. Also, for the nine months ended September 30, 2010 and 2009, 7.1% and 6.4%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC the Company’s largest external supplier.
     Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$1,457	$2,503	$5,983	$6,583
Purchases	$11,073	$9,283	$31,961	$22,410
     Keylink International (B.V.I.) Inc. — During the nine months ended September 30, 2010 and 2009, the Company sold products to companies owned by Keylink totaling 2.7% and 2.9% of its net sales, respectively. Also for the nine months ended September 30, 2010 and 2009, 2.0% and 1.1%, respectively, of the Company’s net sales were from semiconductor products purchased from companies owned by Keylink. In addition, the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to Keylink. The Company also pays a consulting fee to Keylink. For the nine months ended September 30, 2010 and 2009, the Company paid Keylink an aggregate of $10.7 million and $7.5 million, respectively, with respect to these items.
     Net sales to, and purchases from, companies owned by Keylink are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$4,235	$3,156	$11,977	$8,712
Purchases	$3,059	$1,575	$8,232	$3,950
     Accounts receivable from, and accounts payable to, LSC and Keylink are as follows (in thousands):

September 30,
2010
Accounts receivable
LSC	$1,108
Keylink	8,659

$9,767

Accounts payable
LSC	$8,900
Keylink	6,175

$15,075

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
Highlights
•
Net sales for the three months ended September 30, 2010 was $163.1 million, an increase of $41.0 million, or 33.6%, over the same period last year, and a sequential increase of 9.4% over the $149.2 million in the second quarter of 2010;

•	Net sales for the nine months ended September 30, 2010 was $449.1 million, an increase of $145.0 million, or 47.7%, over the same period last year;

•
Gross profit for the three months ended September 30, 2010 was $61.0 million, an increase of $23.4 million, or 62.2%, over the same period last year, and a sequential increase of 14.0% over the $53.5 million in the second quarter of 2010;

•	Gross profit for the nine months ended September 30, 2010 was $162.2 million, an increase of $82.8 million, or 104.3%, over the same period last year;

•	Gross profit margin for the three months ended September 30, 2010 was 37.4%, compared to 30.8% for the same period last year, and 35.8% for the second quarter of 2010;

•	Gross profit margin for the nine months ended September 30, 2010 was 36.1%, compared to 26.1% for the same period last year;

•
Net income attributable to common stockholders for the three months ended September 30, 2010 was $21.2 million, or $0.46 per diluted share, compared to the same period last year of $7.0 million, or $0.16 per diluted share, and second quarter 2010 of $16.6 million, or $0.37 per diluted share;

•
Net income attributable to common stockholders for the nine months ended September 30, 2010 was $52.8 million, or $1.16 per diluted share, compared to the same period last year, which had a net loss of $(6.7) million, or $(0.16) per share; and

•
On June 30, 2010, we put our auction rate securities (“ARS”) back to UBS AG at par value pursuant to the previously disclosed settlement agreement, which liquidated our ARS for cash, and the proceeds were used to fully repay the related “no net cost” loan with UBS Bank.

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
          During the first quarter of 2010, we saw an increase in our net sales due to strong demand in all geographic regions led by North America and Europe. During the second and third quarters of 2010, we saw a further increase in net sales due to a strong demand for our products across all markets with particular strength in North America and Europe. In addition, during the first, second and third quarters, gross profit margin increased due to improved product mix in North America and Europe, which includes a favorable mix of higher margin new products, as well as increased capacity at our wafer fabrication facilities and generally stable average selling prices (“ASP”). For the fourth quarter of 2010, as we see the market supply shortage easing and demand for our products to level off, we expect net sales and gross profit to be relatively the same as compared to the third quarter of 2010.
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
          In implementing these strategies, the following factors have affected, and, we believe, will continue to affect, our results of operations:
•
For 2010, we have seen increased demand for our products as compared to 2009. We have experienced pressure from our customers and competitors to reduce the selling price for our standard products, and we expect future improvements in net income to result primarily from increases in sales volume and improvements in product mix as well as manufacturing cost reductions in order to offset any reduced ASP of our products.

•
For the nine months ended September 30, 2010, our original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for approximately 47% of our net sales, while our global network of distributors accounted for approximately 53% of our net sales.

•
Net sales for the nine months ended September 30, 2010 was $449.1 million compared to $304.1 million in the same period last year. This increase in net sales primarily reflects the increase in demand for our products in all geographic regions.

•
Our gross profit margin was 36.1% for the nine months ended September 30, 2010, compared to 26.1% in the same period last year. Our gross margin percentage increased over the same period last year due to improved product mix and higher capacity utilization at our manufacturing and wafer fabrication facilities. Future gross profit margins will depend primarily on our product mix, manufacturing cost savings, and the demand for our products.

•
For the nine months ended September 30, 2010, our capital expenditures were approximately 16.1% of our net sales, which is an increase from our historical 10% to 12% of net sales model. We expect capital expenditures for fiscal 2010 to be higher than our historical model as we increase capacity due to increased demand.

•
For the nine months ended September 30, 2010, the percentage of our net sales derived from our Asia subsidiaries was 72.7%, compared to 75.4% in the same period last year. The decrease was due primarily to improvements in North America and Europe. We expect our net sales to the Asia market to increase as a percentage of our total net sales as a result of our customers’ continuing to shift their manufacturing of electronic products to Asia. In addition, Europe accounted for approximately 11.3% of our net sales for the nine months ended September 30, 2010, compared to 10.4% in the same period last year.

•
As of September 30, 2010, we had invested approximately $278.0 million in our Asia manufacturing facilities. For the nine months ended September 30, 2010, we invested approximately $64.0 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

•
We have increased our investment in research and development from $16.9 million, or 5.6% of net sales, for the nine months ended September 30, 2009 to $20.4 million, or 4.5% of net sales, for the nine months ended September 30, 2010. For the remainder of 2010, we expect research and development to decrease slightly as a percentage of net sales compared to the third quarter of 2010.

Results of Operations for the Three Months Ended September 30, 2010 and 2009
          The following table sets forth, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
			Increase
	Three months ended September 30,		(Decrease)
	2010	2009	'09 to '10
Net sales	100.0%	100.0%	33.6
Cost of goods sold	(62.6)	(69.2)	20.8

Gross profit	37.4	30.8	62.3
Operating expenses	(19.1)	(21.6)	18.2

Income from operations	18.3	9.2	165.6
Interest income	0.2	0.7	(65.3)
Interest expense and amortization of debt discount	(1.8)	(3.1)	(21.8)
Other income (expenses)	0.2	(0.9)	(123.6)

Income before income taxes and noncontrolling interest	16.9	5.9	280.2
Income tax provision (benefit)	3.3	(0.5)	(949.9)

Net income	13.6	6.4	181.5
Less: net income attributable to noncontrolling interest	(0.6)	(0.7)	10.7

Net income attributable to common stockholders	13.0	5.7	201.5

          The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2010	2009
Net Sales	$163,120	$122,122
          Net sales increased approximately $41.0 million for the three months ended September 30, 2010, compared to the same period last year. The 33.6% increase in net sales represented an approximately 22.9% increase in units sold and an 8.7% increase in ASP. The revenue increase for the three months ended September 30, 2010 was attributable to increase in demand for our products in all markets with particular strength in North America and Europe. For the remainder of 2010, we expect net sales to be relatively the same as compared to the third quarter of 2010.

	2010	2009
Cost of goods sold	$102,143	$84,547
Gross profit	$60,977	$37,575
Gross profit margin	37.4%	30.8%
          Cost of goods sold increased approximately $17.6 million, or 20.1%, for the three months ended September 30, 2010 compared to the same period last year. As a percent of sales, cost of goods sold decreased to 62.6% for the three months ended September 30, 2010 compared to 69.2% in the same period last year, and our average unit cost (“AUP”) decreased approximately 1.7% due primarily to product mix. The decrease in cost of goods sold as a percentage of sales was due to higher net sales, which offset a portion of fixed costs.

          For the three months ended September 30, 2010, gross profit increased by approximately $23.4 million, or 62.3%, compared to the same period last year. Gross margin increased to 37.4% for the three months ended September 30, 2010, compared to 30.8% for the same period last year, primarily due to higher capacity utilization of our manufacturing and wafer fabrication facilities and improved product mix. For the remainder of 2010, we expect gross margin to be relatively the same as compared to the third quarter of 2010.

	2010	2009
Selling, general and administrative expenses (“SG&A”)	$22,837	$19,079
     SG&A for the three months ended September 30, 2010 increased approximately $3.8 million, or 19.7%, compared to the same period last year, primarily due to higher sales commissions related to increased sales, as well as to higher employee related costs including incentives and higher general operating costs. SG&A as a percentage of sales, decreased to 14.0% for the three months ended September 30, 2010, compared to 15.6% in the same period last year due to higher net sales. For the remainder of 2010, we expect SG&A to be comparable to the third quarter of 2010 on a percentage of net sales basis.

	2010	2009
Research and development expenses (“R&D”)	$7,212	$6,284
     R&D for the three months ended September 30, 2010 was $7.2 million, an increase of approximately $0.9 million from the same period last year, primarily due to increased personnel costs, engineering supplies and material purchases. R&D, as a percentage of sales, decreased to 4.4% for the three months ended September 30, 2010, compared to 5.1% in the same period last year due to higher net sales. For the remainder of 2010, we expect R&D to be comparable to the third quarter of 2010 on a percentage of net sales basis.

	2010	2009
Amortization of acquisition-related intangible assets	$1,098	$1,271
     Amortization of acquisition-related intangible assets was approximately $1.1 million for the three months ended September 30, 2010 and approximately $1.3 million in the same period last year.

	2010	2009
Interest income	$279	$805
     Interest income decreased for the three months ended September 30, 2010 to $0.3 million, compared to $0.8 million in the same period last year, due primarily to the absence of interest income being earned on our ARS, which were put back to UBS at par value on June 30, 2010 in accordance with the previously disclosed settlement agreement. For the remainder of 2010, we expect interest income to be lower than 2009 since we are no longer earning interest on the ARS.

	2010	2009
Interest expense	$939	$1,784
     Interest expense for the three months ended September 30, 2010 was approximately $1.0 million, compared to $1.8 million in the same period last year. The $0.8 million decrease in interest expense was due primarily to the repurchase and retirement of $95.7 million par value of Notes since the fourth quarter of 2008 and due to the fact our “no net cost” loan was paid off on June 30, 2010 in connection with the previously disclosed settlement agreement with UBS. For the remainder of 2010, we expect interest expense to be lower than 2009 since we are no longer being charged interest for the “no net cost” loan.

	2010	2009
Amortization of debt discount	$2,006	$1,981
     Amortization of debt discount was approximately $2.0 million for both the three months ended September 30, 2010 and the same period last year.

	2010	2009
Other income (expense)	$251	$(1,062)
     Other income for the three months ended September 30, 2010 was $0.3 million, compared to other expense of $1.1 million in the same period last year. Included in other expense for the three months ended September 30, 2009 was a $1.4 million foreign currency transaction losses due primarily to the strengthening of the U.S. dollar versus the British Pound, negatively affecting foreign currency hedges acquired in connection with our acquisition of Zetex.

	2010	2009
Income tax provision (benefit)	$5,346	$(629)
     We recognized income tax expense of $5.3 million for the three months ended September 30, 2010, compared to a $(0.6) million income tax benefit in the same period last year. Income taxes for the interim periods ended September 30, 2010 and 2009 have been included in the accompanying financial statements on the basis of an estimated annual effective rate and actual year-to-date effective income tax rate, respectively. The estimated effective tax rate is 19.5% for the three months ended September 30, 2010, as compared to (8.7)% in the same period last year. Our effective tax rate for the three months ended September 30, 2010 was lower than the U.S. statutory tax rate of 35%, as it was impacted by higher income in lower-taxed jurisdictions and the non-cash tax benefit from reversing valuation allowances on deferred tax assets from U.S. loss carryforwards. In addition, the Company’s effective tax rate for the three months ended September 30, 2009 was impacted by income in lower-taxed jurisdictions.

	2010	2009
Net income attributable to noncontrolling interest	$907	$819
     Noncontrolling interest represented the minority investors’ share of the earnings of our China and Taiwan subsidiaries for the three months ended September 30, 2010 and 2009. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements, and the activities of these subsidiaries are included therein. Our interests in these subsidiaries have not materially changed since December 31, 2009.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009
          The following table sets forth, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

			Percentage Dollar
	Percent of Net Sales		Increase
	Nine months ended September 30,		(Decrease)
	2010	2009	'09 to '10
Net sales	100.0%	100.0%	47.7
Cost of goods sold	(63.9)	(73.9)	27.7

Gross profit	36.1	26.1	104.2
Operating expenses	(19.9)	(23.1)	27.2

Income from operations	16.2	3.0	700.7
Interest income	0.6	1.3	(33.8)
Interest expense and amortization of debt discount	(2.3)	(4.0)	(17.7)
Other income (expenses)	0.4	(0.4)	(262.8)

Income (loss) before income taxes and noncontrolling interest	14.9	(0.1)	(25,101.5)
Income tax provision	2.6	1.6	137.7

Net income (loss)	12.3	(1.7)	(1,165.1)
Less: net income attributable to noncontrolling interest	(0.6)	(0.5)	68.0

Net income (loss) attributable to common stockholders	11.7	(2.2)	(887.7)

          The following discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2010	2009
Net Sales	$449,120	$304,070
          Net sales increased approximately $145.1 million for the nine months ended September 30, 2010, compared to the same period last year. The 47.7% increase in net sales represented an approximately 38.5% increase in units sold and a 6.6% increase in ASP. The revenue increase for the nine months ended September 30, 2010 was attributable to increase in demand for our products in all geographic regions.

	2010	2009
Cost of goods sold	$286,893	$224,632
Gross profit	$162,227	$79,438
Gross profit margin	36.1%	26.1%
          Cost of goods sold increased approximately $62.3 million, or 27.7%, for the nine months ended September 30, 2010 compared to the same period last year. As a percent of sales, cost of goods sold decreased to 63.9% for the nine months ended September 30, 2010 compared to 73.9% in the same period last year, and our AUP decreased 7.8% due to product mix. The decrease in cost of goods sold as a percentage of sales was due to higher net sales, which offset a portion of the fixed costs.

          For the nine months ended September 30, 2010, gross profit increased by approximately $82.8 million, or 104.2%, compared to the same period last year. Gross margin increased to 36.1% for the nine months ended September 30, 2010, compared to 26.1% for the same period last year, primarily due to higher capacity utilization of our manufacturing and wafer fabrication facilities and improved product mix.

	2010	2009
SG&A	$65,678	$50,375
          SG&A for the nine months ended September 30, 2010 increased approximately $15.3 million, or 30.4%, compared to the same period last year, primarily due to higher sales commissions related to increased sales, as well as to higher employee related costs including incentives and higher general operating costs. SG&A, as a percentage of sales, decreased to 14.7% for the nine months ended September 30, 2010, compared to 16.6% in the same period last year due to higher net sales.

	2010	2009
R&D	$20,403	$16,944
          R&D for the nine months ended September 30, 2010 was $20.4 million, an increase of approximately $3.5 million from the same period last year, primarily due to increased personnel costs, engineering supplies and material purchases. R&D, as a percentage of sales, decreased to 4.5% for the nine months ended September 30, 2010, compared to 5.6% in the same period last year due to higher net sales.

	2010	2009
Amortization of acquisition-related intangible assets	$3,304	$3,480
          Amortization of acquisition-related intangible assets was approximately $3.3 million for the nine months ended September 30, 2010 and approximately $3.5 million in the same period last year.

	2010	2009
Interest income	$2,587	$3,907
          Interest income decreased for the nine months ended September 30, 2010 to $2.6 million, compared to $3.9 million in the same period last year, due primarily to a decrease in interest income earned on our ARS, which were put back to UBS at par value on June 30, 2010 in accordance with the previously disclosed settlement agreement.

	2010	2009
Interest expense	$4,317	$5,709
          Interest expense for the nine months ended September 30, 2010 was approximately $4.3 million, compared to $5.7 million in the same period last year. The $1.4 million decrease in interest expense was due primarily to the repurchase and retirement of $95.7 million par value of Notes since the fourth quarter of 2008 and due to the fact our “no net cost” loan was paid off on June 30, 2010 in connection with the previously disclosed settlement agreement with UBS.

	2010	2009
Amortization of debt discount	$5,713	$6,471
          Amortization of debt discount for the nine months ended September 30, 2010 was $5.7 million, compared to $6.5 million in the same period last year. The $0.8 million decrease in amortization of debt discount was due primarily to the repurchase and retirement of Notes during 2009.

	2010	2009
Other income (expense)	$1,749	$(1,074)
          Other income for the nine months ended September 30, 2010 was $1.7 million, compared to other expense of $1.1 million in the same period last year. Included in other income for the nine months ended September 30, 2010 was a $1.7 million gain on sale of non-core intellectual property for which no intangible assets were recorded. Included in other expense for the nine months ended September 30, 2009 was foreign currency losses of $3.4 million, partially offset by a $1.5 million gain on forgiveness of debt from government subsidies in China and a $1.4 million gain on extinguishment of debt.

	2010	2009
Income tax provision	$11,705	$4,924
          We recognized income tax expense of $11.7 million for the nine months ended September 30, 2010, compared to a $4.9 million in the same period last year. Income taxes for the interim periods ended September 30, 2010 and 2009 have been included in the accompanying financial statements on the basis of an estimated annual effective rate and actual year-to-date effective income tax rate, respectively. The estimated effective tax rate is 17.5% for the nine months ended September 30, 2010, as compared to the effective tax rate for the same period last year of (1837.7)%. Our effective tax rate for the nine months ended September 30, 2010 was lower than the U.S. statutory tax rate of 35%, as it was impacted by higher income in lower-taxed jurisdictions and the non-cash tax benefit from reversing valuation allowances on deferred tax assets from U.S. and U.K. loss carryforwards. In addition, the Company’s effective tax rate for the nine months ended September 30, 2009 was impacted by the non-cash income tax expense associated with repatriating earnings of foreign subsidiaries to the U.S. parent.

	2010	2009
Net income attributable to noncontrolling interest	$2,532	$1,507
          Noncontrolling interest represented the minority investors’ share of the earnings of our China and Taiwan subsidiaries for the nine months ended September 30, 2010 and 2009. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements, and the activities of these subsidiaries are included therein. Our interests in these subsidiaries have not materially changed since December 31, 2009.

Financial Condition
Liquidity and Capital Resources
          Our primary sources of liquidity are cash and cash equivalents, funds from operations and borrowings under our credit facilities. We currently have a U.S. credit agreement for a $10 million revolving credit facility and a $10 million uncommitted facility with no outstanding borrowings and have foreign credit facilities with borrowing capacities of approximately $25.0 million with no outstanding borrowings and $3.6 million used for import and export guarantees. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2009 and September 30, 2010, our working capital was $354.3 million and $394.1 million, respectively. Our working capital increased in the first nine months of 2010 primarily due to the increase in cash, accounts receivables and inventories, partially offset by an increase in accounts payable and accrued liabilities. We expect cash generated by our U.S. and international operations, together with existing cash, cash equivalents and available credit facilities, to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months. Cash and cash equivalents, the conversion of other working-capital items and borrowings are expected to be sufficient to fund on-going operations.
          During the third quarter of 2010, we did not renew revolving foreign credit facilities totaling approximately $20 million. While our operational cash flow is sufficient to fund current operations, we are in the process of renegotiating the terms for these revolving credit facilities.
          On June 30, 2010, we put back our ARS portfolio to UBS AG at par value pursuant to the previously disclosed settlement agreement with UBS AG. Upon exercise of the put option, we liquidated our ARS, for cash and used the proceeds to fully repay the related “no net cost” loan with UBS Bank.
          On October 1, 2011 the holders of our 2.25% Convertible Senior Notes due 2026 (“Notes”) can require us to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. Therefore, during the fourth quarter of 2010, we will reclassify our Notes from long-term debt to current liabilities. Should the holders choose to require us to purchase their Notes, we will be required to use available funds and/or seek alternative means to service the debt.
          Capital expenditures for the nine months ended September 30, 2010 and 2009 were $72.2 million and $15.8 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China. Capital expenditures in the first nine months of 2010 were approximately 16.1% of our net sales, which is an increase from our historical 10% to 12% of net sales model. We expect capital expenditures for fiscal 2010 to be higher than our historical model.
Discussion of Cash Flow
          Cash and cash equivalents increased from $242.0 million at December 31, 2009, to $263.8 million at September 30, 2010 primarily from cash provided by operating and investing activities, offset by cash used in financing activities.
          Operating Activities
          Net cash provided by operating activities for the nine months ended September 30, 2010 was $90.0 million, resulting primarily from $55.3 million of net income, $37.8 million in depreciation and amortization and $9.8 million in share-based compensation, offset by a greater increase in operating assets than operating liabilities. Net cash provided by operating activities was $44.0 million for the same period last year. Net cash provided by operating activities increased $46.0 million for the nine months ended September 30, 2010, compared to the same period last year. This increase resulted primarily from a $60.5 million increase in net income, offset by changes in operating assets and liabilities.
          Investing Activities
          Net cash provided by (used in) investing activities was $232.0 million for the nine months ended September 30, 2010 compared to ($3.7) million for the same period last year. The $235.7 million increase in net cash provided by investing activities was due primarily to $296.6 million in proceeds from the sale of short-term investments, offset partially by the $53.4 million increase in purchases of property, plant and equipment.
          Financing Activities
          Net cash used in financing activities totaled $298.6 million for the nine months ended September 30, 2010 compared to $21.1 million in the same period last year. This increase in usage is primarily the result of an approximately $303.2 million repayment on lines of credit with the proceeds from the sale of short-term investments.

Debt Instruments
          There have been no material changes to our debt instruments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 1, 2010, except for the changes described below.
          On June 30, 2010, we put back our ARS portfolio to UBS AG at par value pursuant to the previously disclosed settlement agreement with UBS AG. Upon exercise of the put option, we liquidated our ARS, for cash and used the proceeds to fully repay the related “no net cost” loan with UBS Bank.
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

➢
Certain of our customers and suppliers require us to agree and comply with their codes of conducts, which may include certain regulations and restrictions that may substantially increase the cost of our business as well as have an adverse effect on operating efficiencies, our business, results of operations and financial condition.

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

➢
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
Effect on Reporting Income
          Certain of our subsidiaries’ have a functional currency that differs from the currencies in which some of their expenses are denominated. Our income and expenses are based on a mix of currencies and a decline in one currency relative to the other currencies could adversely affect our results of operations. Furthermore, our results of operations are reported in U.S. dollars, which is our reporting currency. In the event the U.S. dollar weakens against a foreign currency, we will experience a currency transaction loss, which could adversely affect our results of operations. If a foreign currency were to weaken or (strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain or (loss) of approximately $0.2 million per quarter.
Foreign Currency Transaction Risk
          We also are subject to foreign currency risk arising from intercompany transactions that are expected to be settled in cash in the near term where the cash balances are held in denominations other than our subsidiaries’ functional currency. If exchange rates weaken against the functional currency, we would incur a remeasurement gain in the value of the cash balances, and if the exchange rates strengthen against the functional currency, we would incur a remeasurement loss in the value of the cash balances, assuming the net monetary asset balances remained constant. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of transaction, the size and currencies of the net monetary assets and the changes in the exchange rates associated with these currencies. If the Chinese Yuan, the Taiwanese dollar, the Euro and the British Pound Sterling were to weaken or (strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain or (loss) of approximately $0.3 million. Net foreign exchange transaction gains or (losses) are included in other income and expense.
Foreign Currency Translation Risk
          When our foreign subsidiaries’ books are maintained in their functional currency, fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars for reporting purposes. All elements of the subsidiaries financial statements, except for stockholders’ equity accounts, are translated using a currency exchange rate. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Income and expense accounts denominated in foreign currencies are translated at the weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets, which are accumulated in this account until sale or liquidation of the foreign entity investment, at which time they are reported as adjustments to the gain or loss on sale of investment.
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
          As of September 30, 2010, the plan is underfunded and a liability of $33.8 million is reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $26.9 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of approximately $0.3 million. The weighted-average discount rate assumption used to determine benefit obligations as of September 30, 2010 was 5.7%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce annual benefit cost by $0.1 million. A 0.1% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would increase/(decrease) the year-end projected benefit obligation by approximately $2.3 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net period benefit cost by approximately $0.8 million. The asset value of the defined benefit plan has been volatile in recent months due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors — Due to the recent fluctuations in the United Kingdom’s equity markets and bond markets, changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and financial condition.” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010 for additional information.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company is not currently a party to any pending litigation.
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
RISKS RELATED TO OUR BUSINESS
Certain of our customers and suppliers require us to agree and comply with their codes of conduct, which may include certain regulations and restrictions that may substantially increase the cost of our business as well as have an adverse effect on operating efficiencies, our business, results of operations and financial condition.
          Certain of our customers and suppliers require us to agree to comply with their codes of conduct, which may include detailed provisions on labor, human rights, health and safety, environment, corporate ethics and management systems. Certain of these provisions are not requirements under the laws of the countries in which we operate but may be burdensome to comply with on a regular basis. Moreover, new provisions may be added or material changes may be made to any these codes of conduct, and we will have to promptly agree and implement such new provisions or changes, which may substantially further increase the cost of our business, be burdensome to implement and adversely affect our operating efficiencies and results of operations. If we violate any such code of conduct, we may lose business with the customer or supplier and, in addition, we may be subject to fines from the customer or supplier. While we believe that we are currently in compliance with our customers and suppliers’ codes of conduct, there can be no assurance that, from time to time, if any one of our customers and suppliers audits our compliance with its code of conduct that we would be found to be in full compliance. A loss of business from these customers or suppliers could have a material adverse effect on our business, results of operations and financial conditions.
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
          Historically, labor in China has been readily available at a lower cost compared to other countries, and any increase in labor cost in China has been consistent with the projected annual increase in the inflation index and the amount of past labor cost increases. However, because China is experiencing rapid social, political and economic change, there can be no assurance that labor will continue to be available in China at costs consistent with historical levels. Any future increase in labor cost in China is likely to be higher than historical and projected amounts and may occur multiple times in any given year. As a result of experiencing such rapid social, political and economic change, China is also likely to enact new, and/or revise its existing, labor laws and regulations on employee compensation and benefits. These changes in Chinese labor laws and regulations will likely have an adverse effect on product manufacturing costs in China. Furthermore, if China laborers go on strike to demand higher wages, our operations could be disrupted. Many of our suppliers are currently dealing with labor shortages in China, which may result in future supply delays and disruptions and may drive a substantial increase in their labor costs that is likely to be shared by us in the form of price increases to us. New or revised government labor laws or regulations, strikes or labor shortages could cause our product costs to rise and/or could cause manufacturing partners on whom we rely to exit the business. These events could have an adverse impact on our product availability and quality, which would affect our business, results of operations and financial conditions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          We may from time to time seek to repurchase our outstanding Notes in the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
          There have been no repurchases of our Notes or common stock during the third quarter of 2010.
Item 3. Defaults Upon Senior Securities
          There are no matters to be reported under this heading.
Item 4. (Removed and Reserved)
Item 5. Other Information
          There are no matters to be reported under this heading.

Item 6. Exhibits

				Exhibit	Attached
Number	Description	Form	Date of First Filing	Number	Herewith
3.1	Certificate of Incorporation, as amended	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

4.2	Form of 2.25% Convertible Senior Notes due 2026	S-3	October 4, 2006	4.1

4.3	Form of Indenture for the 2.25% Convertible Senior Notes due 2026	S-3	October 4, 2006	4.3

10.1	Second Floor of the Accommodation Building Lease Agreement, dated September 1, 2010, between Shanghai Kaihong Technology Company Limited and Shanghai Ding Hong Electronic Company Limited.	10-Q		10.1	X

10.2	Security Guards Transfer Memorandum of Understanding, dated September 1, 2010, between Diodes Shanghai Company Limited and Shanghai Yuan Hao Electronic Company Limited.	10-Q		10.2	X

10.3	Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone.	8-K	September 16, 2010

10.4
Supplementary Agreement to the Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone.
		8-K	September 16, 2010

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Labels Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*
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

**
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

DIODES INCORPORATED (Registrant)

By:	/s/ Richard D. White	November 9, 2010

RICHARD D. WHITE Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)