Form 10-K
period 2010-12-31
DIODES INC /DEL/
filed 2011-02-28
CIK 29002

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the 34,229,053 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $15.87 per share of the Common Stock on the Nasdaq Global Select Market on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $543,215,063.
The number of shares of the registrant’s Common Stock outstanding as of February 22, 2011 was 44,797,314.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the 2011 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2010.

PART I

Item 1.	Business.
GENERAL
          We are a leading global manufacturer and supplier of high-quality, application specific standard products within the broad discrete, logic and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets. These products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. The products are sold primarily throughout Asia, North America and Europe.
          We design, manufacture and market these semiconductors for diverse end-use applications. Semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device. We believe that our focus on standard semiconductor products provides us with a meaningful competitive advantage relative to other semiconductor companies.
          Our product portfolio addresses the design needs of many advanced electronic devices, including high-volume consumer devices such as digital audio players, smartphones, tablets, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We believe that we have particular strength in designing innovative surface-mount semiconductors for applications with a critical need to minimize product size while maximizing power efficiency and overall performance, and at a lower cost than alternative solutions. Our product line includes over nearly 7,000 products, and we shipped approximately 27.9 billion units, 19.0 billion units, and 18.5 billion units in 2010, 2009 and 2008, respectively. From 2005 to 2010, our net sales grew from $214.8 million to $612.9 million, representing a compound annual growth rate of 23.3%.
          We serve approximately 235 direct customers worldwide, which consist of original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) providers. Additionally, we have approximately 55 distributor customers worldwide, through which we indirectly serve over 10,000 customers.
          We were incorporated in 1959 in California and reincorporated in Delaware in 1968. Our headquarters, logistics center, and Americas’ sales office are located in Dallas, Texas. Our design, marketing and engineering centers are located in Dallas; San Jose, California; Taipei, Taiwan; Manchester, United Kingdom and Neuhaus, Germany. We have a wafer fabrication facility located near Kansas City, Missouri and in Manchester; with two manufacturing facilities located in Shanghai, China, another in Neuhaus, and a fourth manufacturing facility being developed in Chengdu, China. Additional engineering, sales, warehouse and logistics offices are located in Taipei; Hong Kong; Manchester and Munich, Germany, with support offices located throughout the world.
BUSINESS OUTLOOK
          For 2011 we expect to see continued improvements in demand and order rates over 2010, increased production ramps of previous design wins at new customers and the introduction of new product applications for existing customers. We expect our business to continue to benefit from the increasing demand in China, as we consider the China market a major growth driver for our business. We expect our manufacturing facilities to maintain near full utilization, except in the first quarter of 2011 for our China operations where equipment utilization will be impacted by China labor shortages in the coastal region and fewer working days and the Chinese New Year Holiday in February. Our strategy is to continue to enhance our position as a leading global manufacturer and supplier of high-quality semiconductor products, and to continue to add other complementary product lines, such as power management and logic products, using our packaging technology capability. The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, which in turn affect our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and consumer demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the recent volatility in the global economy and the equity and credit markets as we continue to execute on the strategy that has proven successful for us over the years. Although the current economy creates a more challenging environment for all businesses, we believe decisive measures taken in response to the global downturn have properly positioned us for our recent return to a profitable growth model and that over the long-term we are well positioned for future growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook” in Part II, Item 7 and “Risk Factors — The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our revenues, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES
          For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various design, manufacturing and distribution facilities. We sell product primarily through our operations in Asia, North America and Europe. We aggregate our products in a single segment because the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type. See Note 19 of “Notes to Consolidated Financial Statements” of this Annual Report for addition information.
OUR INDUSTRY
          Semiconductors are critical components used in the manufacture of an increasing variety of electronic products and systems. Since the invention of the transistor in 1948, continuous improvements in semiconductor processes and design technologies have led to smaller, more complex and more reliable devices at a lower cost per function. The availability of low-cost semiconductors, together with increased customer demand for sophisticated electronic systems, has led to the proliferation of semiconductors in diverse end-use applications in the consumer electronics, computing, communications, industrial and automotive sectors. These factors have also led to an increase in the total number of semiconductor components in individual electronic systems and an increase in the value of these components as a percentage of the total cost of the electronic systems in which they are incorporated.
OUR COMPETITIVE STRENGTHS
          We believe our competitive strengths include the following:
          Flexible, scalable and cost-effective manufacturing — Our manufacturing operations are a core element of our success, and we have designed our manufacturing base to allow us to respond quickly to changes in demand trends in the end-markets we serve. For example, we have structured our Shanghai assembly, test and packaging facilities to enable us to rapidly and efficiently add capacity and adjust product mix to meet shifts in customer demand and overall market trends. As a result, for the past several years, except during 2009 when we saw a slowdown in global economic activity and a decrease in global demand for our products, we have operated our Shanghai facilities at near full capacity, while at the same time significantly expanding that capacity. Additionally, the Shanghai location of our manufacturing operations provides us with access to a workforce at a relatively low overall cost base while enabling us to better serve our leading customers, many of which are located in Asia.
          Integrated packaging expertise — We believe that we have particular expertise in designing and manufacturing innovative and proprietary packaging solutions that integrate multiple separate discrete elements into a single semiconductor product called an array. Our ability to design and manufacture highly integrated semiconductor solutions provides our customers with products of equivalent functionality with fewer individual parts, and at lower overall cost, than alternative products. This combination of integration, functionality and miniaturization makes our products well suited for high-volume consumer devices such as LCD and LED televisions and LCD panels, set-top boxes, consumer portables such as smartphones and tablets and notebooks.
          Broad customer base and diverse end-markets — Our customers are comprised of leading OEMs as well as leading EMS providers. Overall, we serve approximately 235 direct customers worldwide and over 10,000 additional customers through our distributors. Our products are ultimately used in end-products in a number of markets served by our broad customer base, which we believe makes us less dependent on either specific customers or specific end-user applications.
          Customer focused product development — Effective collaboration with our customers and a high degree of customer service are essential elements of our business. We believe focusing on dependable delivery of semiconductor solutions tailored to specific end-user applications, has fostered deep customer relationships and created a key competitive advantage for us in the highly fragmented discrete, logic and analog semiconductor marketplace. We believe our close relationships with our customers have provided us with deeper insight into our customers’ product needs. This results in differentiation in our product designs and often provides us with insight into additional opportunities for new design wins in our customers’ products. See “Risk Factors - We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins” in Part I, Item 1A of this Annual Report for additional information.
          Management experience — Two members of our executive team average over 19 years of service at the Company and the length of their service with us has created significant institutional insight into our markets, our customers and our operations. Additionally, the other six executive officers have an average of over 27 years experience in the semiconductor industry.
          In 2005, we appointed Dr. Keh-Shew Lu as President and Chief Executive Officer. Dr. Lu has served as a director of Diodes since 2001 and has over 35 years of relevant industry experience. Dr. Lu began his career at Texas Instruments, Inc. (“TI”) in 1974 and retired in 2001 as Senior Vice President and General Manager of Worldwide Analog, Mixed-Signal and Logic Products. Our

Chief Financial Officer, Secretary and Treasurer, Richard White joined us in 2006 as our Senior Vice President of Finance until May, 2009, when he became our Chief Financial Officer. Mr. White has over 30 years of senior level finance experience, including 25 years at TI. Joseph Liu, Senior Vice President of Operations, joined us in 1990 and has over 35 years of relevant industry experience, having started his career in 1971 at TI. Similarly, Mark King, Senior Vice President of Sales and Marketing, has been employed by us since 1991 and has over 25 years of relevant industry experience. In 2006, we hired Edmund Tang, Vice President of Corporate Administration, who has over 30 years of managerial and engineering experience who came to us from FSI International Inc., a global supplier of wafer cleaning and processing technology where he served as Asia President and Francis Tang, Vice President of Worldwide Discrete Products, who has over 30 year of relevant industry experience. In 2008, we hired Julie Holland, Vice President of Worldwide Analog Products, who came to us from TI with over 20 years of relevant industry experience and Colin Greene, Europe President and Vice President of Europe Sales and Marketing, joined us as a result of the acquisition of Zetex and brought with him over 20 years of relevant industry experience.
OUR STRATEGY
          Our strategy is to continue to enhance our position as a leading global designer, manufacturer and supplier of high-quality application specific standard semiconductor products, and to continue to add other product lines, such as power management and logic products, using our packaging technology capability.
          The principal elements of our strategy include the following:
          Continue to rapidly introduce innovative discrete, logic and analog semiconductor products - We intend to maintain our rapid pace of new product introductions, especially for high-volume, growth applications with short design cycles, such as LCD and LED televisions and LCD panels, set-top boxes, consumer portables such as smartphones and tables and notebooks and other consumer electronics and computing devices. During 2010, we achieved many new design wins at OEMs. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and differentiated product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace. See “Risk Factors — Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.
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

          Maintain intense customer focus — We intend to strengthen and deepen our customer relationships. We believe that continued focus on customer service is important and will help to increase our net sales, operating performance and overall market share. To accomplish this, we intend to continue to closely collaborate with our customers to design products that meet their specific needs. A critical element of this strategy is to continue to further reduce our design cycle time in order to quickly provide our customers with innovative products. Additionally, to support our customer-focused strategy, we historically expanded our sales force and field application engineers, particularly in Asia and Europe, during periods of growth.
          Enhance cost competitiveness — A key element of our success is our overall low-cost base. While we believe that our Shanghai manufacturing facilities are among the most efficient in the industry, we will continue to refine our proprietary manufacturing processes and technology to achieve additional cost efficiencies. Historically, except during 2009 when we saw a slowdown in global economic activity and a decrease in global demand for our products, we have operated our facilities at high utilization rates and increased product yields, in order to achieve meaningful economies of scale.

          Pursue selective strategic acquisitions — As part of our strategy to expand our standard semiconductor product offerings and to maximize our market opportunities, we may acquire discrete, logic, analog or mixed-signal technologies, product lines or companies in order to enhance our standard and new product offerings.
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
CONVERTIBLE SENIOR NOTES
          On October 12, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (the “Notes”), which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. As of December 31, 2010, we have repurchased a total of $95.7 million principal amount of Notes. See Notes 1 and 10 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.
OUR PRODUCTS
          Our product portfolio includes nearly 7,000 products that are designed for use in high-volume consumer devices such as LCD and LED televisions and LCD panels, set-top boxes, consumer portables such as smartphones and tablets and notebooks. We target and serve end-equipment market segments that we believe have higher growth rates than other end-market segments served by the overall semiconductor industry.
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

➢	Complex high-density diode, transistor and mixed technology arrays, in multi-pin ultra-miniature surface-mount packages, including customer specific and function specific arrays;

➢	Analog products, including power management devices and Hall-effect sensors;

➢	Standard logic products, including open drain inverters; and

➢	Silicon wafers used in manufacturing these products.
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

          The following table lists the end-markets, some of the applications in which our products are used, and the percentage of net sales for each end-market for the last three years:

End Markets	2010	2009	2008	End product applications

Consumer Electronics	32%	31%	32%	Digital audio players, set-top boxes, digital cameras, consumer portables, LCD and LED TV’s, games consoles, portable GPS

Computing	28%	32%	33%	Notebooks, LCD monitors, PDA’s, printers

Industrial	20%	18%	16%	Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving

Communications	17%	16%	16%	IP in gateways, routers, switches, hubs, fiber optics

Automotive	3%	3%	3%	Comfort controls, lighting, audio/video players, GPS navigation, satellite radios, electronics

PRODUCT PACKAGING
          Our device packaging technology primarily includes a wide variety of surface-mount packages. Our focus on the development of smaller, more thermally efficient, and increasingly integrated packaging, is a critical component of our product development. We provide a comprehensive offering of miniature and sub-miniature packaging, enabling us to fit components into smaller and more efficient packages, while maintaining the same device functionality and power handling capabilities. Smaller packaging provides a reduction in the height, weight and board space required for our components, and is well suited for battery-powered, hand-held and wireless consumer applications and high-volume consumer devices such as LCD and LED televisions and LCD panels, set-top boxes, consumer portables such as smartphones and tablets and notebooks.
CUSTOMERS
          We serve approximately 235 direct customers worldwide, which consist of OEMs and EMS providers. Additionally, we have approximately 55 distributor customers worldwide, through which we indirectly serve over 10,000 customers. Our customers include: (i) industry leading OEMs in a broad range of industries, such as Bose Corporation, Honeywell International, Inc., Cisco Systems, Inc., LG Electronics, Inc., Motorola, Inc., Quanta Computer, Inc., Sagem Communication, Delta Electronics, Hella, Ltd., and Samsung Electronics Co., Ltd.; (ii) leading EMS providers, such as Celestica, Inc., Flextronics International, Ltd., Hon Hai Precision Industry Co., Ltd., Inventec Corporation, Jabil Circuit, Inc., and Sanmina-SCI Corporation, who build end-market products incorporating our semiconductors for companies such as Apple Computer, Inc., Dell, Inc., EMC Corporation, Intel Corporation, Microsoft Corporation, Thompson, Inc. and Roche Diagnostics; and (iii) leading distributors such as Arrow Electronics, Inc., Avnet, Inc., Future Electronics, Yosun Industrial Corporation, Zenitron Corporation and Rutronic. For the years of 2010, 2009 and 2008, our OEM and EMS customers together accounted for 46.1%, 53.0% and 55.9%, respectively, of our net sales.
          For the years ended December 31, 2010, 2009 and 2008, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (“LSC”), which is also our largest stockholder, (owning approximately 18.7% of our Common Stock as of December 31, 2010), and a member of the Lite-On Group of companies, accounted for approximately 1.1%, 2.1% and 3.5%, respectively, of our net sales. Also, 6.9%, 6.3% and 9.6% of our net sales were from the subsequent sale of products we purchased from LSC in 2010, 2009 and 2008, respectively.
          In addition, we conduct business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is our 5% joint venture partner in our Shanghai manufacturing facilities. For the years ended December 31, 2010, 2009 and 2008, we sold products to companies owned by Keylink, totaling 2.5%, 2.6% and 0.8%, respectively. Also, 1.9%, 1.2% and 1.3% of our net sales were from semiconductor products purchased from companies owned by Keylink in 2010, 2009 and 2008, respectively. No customer accounted for 10% or more of our net sales in 2010, 2009 and 2008. See “Business — Certain relationships and related party transactions” for additional information.
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
          Many of our customers are based in Asia or have manufacturing facilities in Asia. Net sales by country consists of sales to customers in that country based on the country to which products are billed. For the year ended December 31, 2010, 30.6%, 23.1%, 22.0%, 10.9% and 13.4% of our net sales were derived from China, Taiwan, the U.S., Europe and all other markets, respectively, compared to 30.4%, 28.2%, 17.3%, 11.3% and 12.8% in 2009, respectively. We anticipate the percentage of net sales shipped to customers in Asia to increase as the trend towards manufacturing in Asia continues.
SALES AND MARKETING
          We market and sell our products worldwide through a combination of direct sales and marketing personnel, independent sales representatives and distributors. We have direct sales personnel in the U.S., United Kingdom, France, Germany, Taiwan and China. We also have independent sales representatives in the U.S., Japan, Korea, and Europe. We currently have distributors in the U.S., Europe and Asia.
          As of December 31, 2010, our direct global sales and marketing organization consisted of approximately 170 employees operating out of 15 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai and Shenzhen, China; Hong Kong; Beauzelle, France; Gyeonggi, Korea; and Munich, Germany; and we have 7 regional sales offices in the U.S. As of December 31, 2010, we also had approximately 20 independent sales representative firms marketing our products.
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
MANUFACTURING OPERATIONS AND FACILITIES
          We operate two manufacturing facilities located in Shanghai, China, one in Neuhaus, Germany and are developing a fourth facility in Chengdu, China. Our wafer fabrication facilities are located near Kansas City, Missouri and near Manchester, United Kingdom. Our facilities in Shanghai and Neuhaus perform packaging, assembly and testing functions, our facility being developed in Chengdu will perform packaging, assembly and testing functions, our Kansas City facility is a 5-inch and 6-inch wafer foundry and our Manchester facility is a 6-inch wafer foundry.
          During 2010, we announced an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, we have agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for the purpose of providing surface mounted component production, assembly and testing, and integrated circuit assembly and testing in Chengdu, People’s Republic of China. We initially will own at least 95% of the joint venture. The manufacturing facility will be developed in phases over a ten year period, and we are expected to contribute at least $47.5 million to the joint venture in installments during the first three years. The CDHT will grant the joint venture a fifty year land lease, provide temporary facilities for up to three years at a subsidized rent while the joint venture builds the manufacturing facility and provide corporate and employee tax incentives, tax refunds, subsidies and other financial support to the joint venture and its qualified employees. If the joint venture fails to achieve specified levels of investment, the investment agreement allows for a renegotiation as well as the option to repay a portion of such financial support. This is a long-term, multi-year project that will provide additional capacity once we have reached the maximum production capacity at our Shanghai facilities in the next few years. See “Risk Factors — In 2010, we established a joint venture to build a semiconductor facility in Chengdu, People’s Republic of China. We are required to contribute at least $47.5 million to the joint venture during the first three years with additional contributions thereafter, as well as a substantial amount of time and resources to establish and operate the joint venture. Any failure to meet any such requirements, delays or unforeseen circumstances may cause us to incur penalties or require us to contribute additional expenses or resources and, as a result, could have an adverse effect on our operating efficiencies, results of operations and financial conditions.” in Part I, Item 1A of this Annual Report for additional information.
          For the years ended at December 31, 2010 and 2009, we invested approximately $68.5 million and $18.2 million, respectively, in plant and state-of-the-art equipment in China ($283.5 million total investment in China from inception). Both of our facilities in China manufacture product for sale by our U.S., Europe and Asia operations, and also sell to external customers. For the years ended at December 31, 2010 and 2009, we invested approximately $86.6 million and $25.9 million, respectively, in equipment, primarily related to manufacturing expansion in our facilities in China.
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
          Our corporate headquarters are located in a leased facility in Dallas, Texas. We also lease or own properties around the world for use as sales and administrative offices, research and development centers, manufacturing facilities, warehouses and logistic centers. The size and/or location of these properties can change from time to time based on our business requirements. In 2010, we purchased an office building in Plano, Texas for approximately $4.1 million, to which we will relocate our corporate headquarters in the first half of 2011. See “Properties” in Part I, Item 2 of this Annual Report for additional information.
BACKLOG
          The amount of backlog to be shipped during any period is dependent upon various factors, and all orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally booked from one month to greater than twelve months in advance of delivery. The rate of booking of new orders can vary significantly from month to month. We, and the industry as a whole, have been experiencing a trend towards shorter lead-times, and we expect this trend to continue. The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, we believe that the amount of our backlog at any date is not an accurate measure of our future sales. We strive to maintain proper inventory levels to support our customers’ just-in-time order expectations.

PATENTS, TRADEMARKS AND LICENSES
          Historically, patents and trademarks have not been material to our operations, but we expect them to become more important, particularly as they relate to our discrete, logic and analog packaging technologies.
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
          Through our acquisition of the assets of APD Semiconductor, Inc. in late 2006, we acquired the SBR® patents and trademark. SBR® is a state-of-the-art integrated circuit wafer processing technology, which is able to integrate and improve the benefits of the two existing rectifier technologies into a single device. The creation of a finite conduction cellular IC, combined with inherent design uniformity has allowed manufacturing costs to be kept competitive with the existing power device technology, and thus has produced a breakthrough in rectifier technology.
PowerDI and SBR are registered trademarks of Diodes Incorporated
          In 2008, we acquired Zetex, which subsequently increased our available discrete and analog technologies with patents and trademarks for bipolar transistors and power management products such as LED drivers. LED drivers support a wide range of applications for automotive, safety and security, architecture, and portable lighting and are highly efficient and cost effective.
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
COMPETITION
          Numerous semiconductor manufacturers and distributors serve the discrete, logic and analog semiconductor components market, making competition intense. Some of our larger competitors include Fairchild Semiconductor Corporation, Infineon Technologies A.G., International Rectifier Corporation, ON Semiconductor Corporation, NXP Semiconductors N.V., Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc., many of which have greater financial, marketing, distribution and other resources. Accordingly, we from time to time may reposition product lines or decrease prices, which may affect our sales of, and profit margins on, such product lines. The price and quality of the products, and our ability to design products and deliver customer service in keeping with the customers’ needs, determine the competitiveness of our products. We believe that our product focus, packaging expertise and our flexibility and ability to quickly adapt to customer needs affords us competitive advantages. See “Risk Factors — The semiconductor business is highly competitive, and increased competition may harm our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.
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

          For the years ended December 31, 2010, 2009 and 2008, Company-sponsored investment in research and development activities was $26.6 million, $23.8 million and $21.9 million, respectively. As a percentage of net sales, research and development expense was 4.3%, 5.5% and 5.1% for 2010, 2009 and 2008, respectively. The increase in 2009 was mainly due to research and development activities associated with the acquisition of Zetex, offset by our cost reduction efforts during 2009, and the increase in 2010 was primarily due to increased personnel costs, engineering supplies and material purchases as a result of increased net sales.
EMPLOYEES
          As of December 31, 2010, we employed a total of 3,986 employees, of which 3,207 of our employees were in Asia, 283 were in the United States and 496 were in Europe. None of our employees in Asia or the United States are subject to a collective bargaining agreement, but a majority of our employees in Europe are covered by local labor agreements. We consider our relations with our employees to be satisfactory. See “Risk Factors — We may fail to attract or retain the qualified technical, sales, marketing and management personnel required to operate our business successfully, which could adversely affect on our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.
ENVIRONMENTAL MATTERS
          We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process both in the U.S. and United Kingdom where our wafer fabrication facilities are located, and in China and Germany where our assembly, test and packaging facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the years ended December 31, 2010, 2009 and 2008, our capital expenditures for environmental controls have not been material. As of December 31, 2010, there were no known environmental claims or recorded liabilities. See “Risk Factors — We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
          We conduct business with one related party company, LSC. LSC is our largest stockholder, owning approximately 18.7% of our outstanding Common Stock as of December 31, 2010, and is a member of the Lite-On Group of companies. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of our Board of Directors, is also Vice Chairman of LSC and Lite-On Technology Corporation. Raymond Soong, the Chairman of our Board of Directors, is Chairman of LSC, and is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a member of the Board of Directors of Lite-On Technology Corporation. L.P. Hsu, a member of our Board of Directors since May 2007 serves as a consultant to Lite-On Technology Corporation. We consider our relationship with LSC, a member of the Lite-On Group of companies, to be mutually beneficial, and we plan to continue our strategic alliance with LSC.
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
          We sold products to LSC totaling 1.1%, 2.1% and 3.5% of our net sales for the years ended December 31, 2010, 2009 and 2008, respectively, making LSC one of our largest customers. Also for the years ended December 31, 2010, 2009 and 2008, 6.9%, 6.3% and 9.6%, respectively, of our net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC our largest supplier. We also rent warehouse space in Hong Kong with a lease term ending March 2011 from a member of the Lite-On Group. During 2010 the warehousing function in Hong Kong was moved to a separate facility managed by a third party and therefore, we do not plan to renew the lease. For the years ended December 31, 2010, 2009 and 2008, we paid this entity $0.2 million, $0.8 million and $0.7 million, respectively.
          In addition, we sell products to, and purchase inventory from, companies owned by Keylink. We sold products to companies owned by Keylink, totaling 2.5%, 2.6% and 0.8% of net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Also for the years ended December 31, 2010, 2009 and 2008, 1.9%, 1.2% and 1.3%, respectively, of our net sales were from semiconductor products purchased from companies owned by Keylink. In addition, our subsidiaries in China lease our Shanghai manufacturing facilities from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts for these services for the years ended December 31, 2010, 2009 and 2008 were $14.4 million, $10.7 million and $10.5 million, respectively. See “Risk Factors — We receive a significant portion of our net sales from two customers. In addition, one of these customers is our largest external supplier and both are related parties. The loss of these customers or suppliers could harm our business, results of operations and financial condition.” in Part I, Item 1A and Note 18 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.
SEASONALITY
          Historically, our net sales have been affected by the cyclical nature of the semiconductor industry and the seasonal trends of related end markets, specifically in the consumer and computing markets. See Note 21 (unaudited) of “Notes to Consolidated Financial Statements” of this Annual Report for additional information on our quarterly results.
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
          Our website also provides investors access to financial and corporate governance information including our Code of Business Conduct, as well as press releases, and stock quotes. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K.
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
          Weaknesses in the global economy and financial markets can lead to lower consumer discretionary spending and demand for items that incorporate our products in the consumer electronics, computing, industrial, communications and the automotive sectors. A decline in end-user demand can affect our customers’ demand for our products, the ability of our customers to meet their payment obligations and the likelihood of customers canceling or deferring existing orders. Our revenues, operating results and financial condition could be negatively affected by such actions.
During times of difficult market conditions, our fixed costs combined with lower revenues may have a negative impact on our business, results of operations and financial condition.
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
          In addition, we operate in a few narrow markets of the broader semiconductor market and, as a result, cyclical fluctuations may affect these segments to a greater extent than they do to the broader semiconductor market. This may cause us to experience greater fluctuations in our results of operations than compared to some of our broad line semiconductor manufacturer competitors. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end-user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand in the consumer electronics, computing, communications, industrial and automotive sectors. These end-user markets also tend to be cyclical and may also experience changes in demand that could adversely affect our results of operations and financial condition.
          The semiconductor business is highly competitive, and increased competition may harm our business, results of operations and financial condition.
          The semiconductor industry in which we operate is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources than we have. As a result, they may be better able to develop new products, market their products, pursue acquisition candidates and withstand adverse economic or market conditions. Most of our current major competitors are broad line semiconductor manufacturers who often have a wider range of product types and technologies than we do. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Fairchild Semiconductor Corporation, Infineon Technologies A.G., International Rectifier Corporation, ON Semiconductor Corporation, NXP Semiconductors N.V., Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc. We may not be able to compete successfully in the future, and competitive pressures may harm our business, results of operations and financial condition.
We receive a significant portion of our net sales from two customers. In addition, one of these customers is our largest external supplier and both are related parties. The loss of these customers or suppliers could harm our business, results of operations and financial condition.
          In 2010, 2009 and 2008, LSC, our largest stockholder and one of our largest customers, accounted for 1.1%, 2.1% and 3.5%, respectively, of our net sales. LSC is also our largest supplier, providing us with discrete semiconductor products for subsequent sale by us, which represented approximately 6.9%, 6.3% and 9.6%, respectively, of our net sales, in 2010, 2009 and 2008. In addition, in 2010, 2009 and 2008, we sold products to companies owned by Keylink, totaling 2.5%, 2.6% and 0.8%, respectively. Also for 2010, 2009 and 2008, 1.9%, 1.2% and 1.3%, respectively, of our net sales were from semiconductor products purchased from companies owned by Keylink.
          The loss of LSC as either a customer or a supplier, or Keylink as a customer, or any significant reductions in either the amount of products LSC supplies to us, or the volume of orders LSC or Keylink places with us, could materially harm our business, results of operations and financial condition.
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
          Our wafer fabrication facilities are located near Kansas City, Missouri, and Manchester, England, while our facilities in Shanghai, China and Neuhaus, Germany perform packaging, assembly and testing functions and our fourth facility is being developed in Chengdu, China for the purpose of providing surface mounted component production, assembly and testing, and integrated circuit assembly and testing. Any disruption of operations at these facilities could have a material adverse effect on our manufacturing efficiencies, results of operations and financial condition.
We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.
          Prices for our products tend to decrease over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of purchasing our products. To remain competitive and retain our customers and gain new ones, we must continue to reduce our costs through product and manufacturing improvements. We must also strive to minimize our customers’ shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. We experienced a increase in average selling prices (“ASP”) for our products of 5.6% in 2008, a decrease of 2.1% in 2009 and an increase of 5.1% in 2010. At times, we may be required to sell our products at ASP’s below our manufacturing cost or purchase price in order to remain competitive. Our growth and the profit margins of our products will suffer if we cannot effectively continue to reduce our costs and keep our product prices competitive.
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
          A disruption in production at our manufacturing facilities could have a material adverse effect on our business. Disruptions could occur for many reasons, including labor shortages, fire, natural disasters, weather, unplanned maintenance or other manufacturing problems, disease, strikes, transportation interruption, government regulation or terrorism. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption, and we may not be able to meet our customers’ needs, which could cause them to seek other suppliers. Such disruptions could have an adverse effect on our results of operations and financial condition.
New technologies could result in the development of new products by our competitors and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand, which would adversely affect our net sales, market share, results of operations and financial condition.
          Our product range and new product development program is focused on discrete, logic and analog semiconductor products. Our failure to develop new technologies, or anticipate or react to changes in existing technologies, either within or outside of the semiconductor market, could materially delay development of new products, which could result in a decrease in our net sales and a loss of market share to our competitors. The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. This includes the development of new types of technology or the improvement of existing technologies, such as analog and digital technologies that compete with, or seek to replace discrete semiconductor technology. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and product enhancements on a timely and cost-effective basis. New products often command higher prices and, as a result, higher profit margins. We may not successfully identify new product opportunities or develop and bring new products to market or succeed in selling them into new customer applications in a timely and cost-effective manner.
Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive and, since we operate primarily in a narrower segment of the broader semiconductor industry, this may have a greater effect on us than it would if we were a broad-line semiconductor manufacturer with a wider range of product types and technologies. Many of our competitors are larger and more established international companies with greater engineering and research and development resources than us. Our failure to identify or capitalize on any fundamental shifts in technologies in our product markets, relative to our competitors, could harm our business, have a material adverse effect on our competitive position within our industry and harm our relationships with our customers. In addition, to remain competitive, we must continue to reduce package sizes, improve manufacturing yields and expand our sales. We may not be able to accomplish these goals, which would adversely affect our net sales, market share, results of operations and financial condition.

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
          All of our operations, other than Diodes FabTech Inc. and Diodes Zetex Limited, operate on a single technology platform. To manage our international operations efficiently and effectively, we rely heavily on our Enterprise Resource Planning (ERP) system, internal electronic information and communications systems and on systems or support services from third parties. Any of these systems are subject to electrical or telecommunications outages, computer hacking or other general system failure. It is also possible that future acquisitions will operate on ERP systems different from ours and that we could face difficulties in integrating operational and accounting functions of new acquisitions. Difficulties in upgrading or expanding our ERP system or system-wide or local failures that affect our information processing could have a material adverse effect on our cash flows, results of operations and financial condition
We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and reduction in our intellectual property rights.
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
          A significant part of our growth strategy involves acquiring companies with complementary product lines, customers or other capabilities. For example, (i) in 2000, we acquired Diodes FabTech Inc., a wafer fabrication company, in order to have our own wafer manufacturing capabilities, (ii) in 2006, we acquired Anachip Corp. as an entry into standard logic markets, (iii) in 2006, we acquired the net operating assets of APD Semiconductor and (iv) in 2008, we acquired Zetex plc. While we do not currently have any agreements or commitments in place with respect to any material acquisitions, we are in various stages of preliminary discussions, and we intend to continue to expand and diversify our operations by making further acquisitions. However, we may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:
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
          Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several cents, whereas the computer maker might sell the personal computer for several hundred dollars. Although we maintain rigorous quality control systems, we shipped approximately 27.9 billion, 19.0 billion and 18.5 billion individual semiconductor devices in years ended at December 31, 2010, 2009 and 2008, respectively, to customers around the world, and in the ordinary course of our business, we receive warranty claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. Although we currently have product liability insurance, we may not have sufficient insurance coverage, and we may not have sufficient resources, to satisfy all possible product liability claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business, reputation, results of operations and financial condition.
We may fail to attract or retain the qualified technical, sales, marketing and management personnel required to operate our business successfully, which could adversely affect on our business, results of operations and financial condition.
          Our future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with these skills is intense. We may not be able to retain existing key technical, sales, marketing and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. For example, we have faced, and continue to face, intense competition for qualified technical and other personnel in Shanghai, China, where our assembly, test and packaging facilities are located. A number of U.S. and multi-national corporations, both in the semiconductor industry and in other industries, have recently established and are continuing to establish factories and plants in Shanghai, China, and the competition for qualified personnel has increased significantly as a result. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, results of operations and financial condition could be materially and adversely affected.
We may not be able to maintain our growth or achieve future growth and such growth may place a strain on our management and on our systems and resources, which could adversely affect our business, results of operations and financial condition.
          Our ability to successfully grow our business within the semiconductor industry requires effective planning and management. Our past growth, and our targeted future growth, may place a significant strain on our management and on our systems and resources, including our financial and managerial controls, reporting systems and procedures. In addition, we will need to continue to train and manage our workforce worldwide. If we are unable to effectively plan and manage our growth effectively, our business and prospects will be harmed and we will not be able to maintain our profit growth or achieve future growth, which could adversely affect our business, results of operations and financial condition.
Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, results of operations and financial condition.
          The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. End-market products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. We may in the future be adversely affected by obsolete or excess inventories which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end products into which our products are designed. In addition, some customers restrict how far back the date of manufacture for our products can be and certain customers may stop ordering products from us and go out of business due to adverse economic conditions; therefore, some of our product inventory may become obsolete and, thus, adversely affect our business, results of operations and financial condition.
If OEMs do not design our products into their applications, a portion of our net sales may be adversely affected.
          We expect an increasingly significant portion of net sales will come from products we design specifically for our customers. However, we may be unable to achieve these design wins. In addition, a design win from a customer does not guarantee future sales to that customer. Without design wins from OEMs, we would only be able to sell our products to these OEMs as a second source, which usually means we are only able to sell a limited amount of product to them. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it is more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk to an OEM. Achieving a design win with a customer does not ensure that we will receive significant revenues from that customer, and we may be unable to convert design wins into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products, if, for example, its own products are not commercially successful.
We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses.
          We have credit facilities with financial institutions in U.S., Asia and Europe, as well as other debt instruments, with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of December 31, 2010, our outstanding interest-bearing debt included $134.3 million principal amount of Notes with a fixed rate of 2.25%. An increase of 1.0% in interest rates on our credit facilities, which currently have no outstanding borrowings, would increase our annual interest rate expense by approximately $0.5 million.

We had a significant amount of debt following the offering of convertible notes. Our substantial indebtedness could adversely affect our business, results of operations, financial condition and our ability to meet our payment obligations under the notes and or other debt.
          Following the offering of our Notes, we had a significant amount of debt and substantial debt service requirements. As of December 31, 2010, we had outstanding debt, including $134.3 million principal amount of Notes with a fixed rate of 2.25%. In addition, $46.7 million is available for future borrowings under our credit facilities in the U.S., Asia and Europe, and we are permitted under the terms of our debt agreements to incur substantial additional debt.
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
          On November 25, 2009, we entered into a Credit Agreement with Bank of America, N.A., as modified by the First Amendment to Credit Agreement dated as of July 16, 2010 and the Second Amendment to Credit Agreement dated as of November 24, 2010, and certain agreements and instruments required by such Credit Agreement to secure a $10 million revolving credit facility and a $10 million uncommitted facility for our general corporate purposes.
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
          Certain of our employees in the United Kingdom, Germany and Taiwan participate in Company sponsored defined benefit plans. The defined benefit plan in the U.K is closed to new entrants and is frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. In accounting for these plans, we are required to make actuarial assumptions that are used to calculate the earning value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, and mortality rates. While we believe the underlying assumptions under the projected unit credit method are appropriate, the carrying value of the related assets and liabilities and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used.
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
          As of December 31, 2010, the benefit obligation of the plan was approximately $118.5 million and total assets in such plan were approximately $93.6 million. Therefore, the plan was underfunded by approximately $24.9 million. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.
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
In 2010, we established a joint venture to build a semiconductor facility in Chengdu, People’s Republic of China. We are required to contribute at least $47.5 million to the joint venture during the first three years with additional contributions thereafter, as well as a substantial amount of time and resources to establish and operate the joint venture. Any failure to meet any such requirements, delays or unforeseen circumstances may cause us to incur penalties or require us to contribute additional expenses or resources and, as a result, could have an adverse effect on our operating efficiencies, results of operations and financial conditions.
          Effective as of September 10, 2010, we entered into an Investment Cooperation Agreement and a Supplementary Agreement to the Investment Cooperation Agreement (collectively, the “CDHT Agreements”) with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (“CDHT”) to build a facility in Chengdu, People’s Republic of China, with a Chinese local partner, for the purpose of providing surface mounted component production, assembly and testing and integrated circuit assembly and testing functions. The CDHT Agreements require us to contribute substantial capital to the joint venture, including at least $47.5 million in installments during the first three years, as well as time and resources to establish and operate the joint venture. We must obtain various licenses, permissions, certifications and approvals, from time to time, related to the joint venture’s business operations. Any failure to meet any such requirements, delays or unforeseen circumstances may cause us to incur penalties, or require us to cease of operations, or contribute additional expenses and/or resources and as a result, could have a material adverse effect on our operating efficiencies, results of operations and financial conditions.
Certain of our customers and suppliers require us to comply with their codes of conducts, which may include certain restrictions that may substantially increase the cost of our business as well as have an adverse effect on our operating efficiencies, results of operations and financial condition.
          Certain of our customers and suppliers require us to agree to comply with their codes of conduct, which may include detailed provisions on labor, human rights, health and safety, environment, corporate ethics and management systems. Certain of these provisions are not requirements under the laws of the countries in which we operate and may be burdensome to comply with on a regular basis. Moreover, new provisions may be added or material changes may be made to any these codes of conduct, and we will have to promptly implement such new provisions or changes, which may substantially further increase the cost of our business, be burdensome to implement and adversely affect our operational efficiencies and results of operations. If we violate any such code of conduct, we may lose further business with the customer or supplier and, in addition, we may be subject to fines from the customer or supplier. While we believe that we are currently in compliance with our customers and suppliers’ codes of conduct, there can be no assurance that, from time to time, if any one of our customers and suppliers audits our compliance with its code of conduct, we would be found to be in full compliance. A loss of business from these customers or suppliers could have a material adverse effect on our business, results of operations and financial conditions.
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
          We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located overseas in China. In 2010, 2009 and 2008, net sales to customers outside the United States represented 78.0%, 82.7% and 80.2%, respectively, of our net sales. There are risks inherent in doing business internationally, and any or all of the following factors could cause harm to our business:
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
We have a significant portion of our manufacturing capacity in China. In addition, in 2010 30.6% of our total sales were billed to customers in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China and, thereby, have a material adverse effect on our business, results of operations and prospects.

We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
          The United States’ Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that may have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning FCPA and related anti-bribery laws. We have established procedures and controls to monitor internal and external compliance. There can be no assurance that our internal controls and procedures always will protect us from reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations (either due to our own acts or inadvertence, or due to the acts or inadvertence of others), we could incur criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
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
The People’s Republic of China is experiencing rapid social, political and economic change, which has increased labor costs and other related costs that could make doing business in China less advantageous than in prior years. Increased labor costs in China could adversely affect our business, results of operations and financial condition.
          Historically, labor in China has been readily available at a lower cost compared to other countries, and any increase in labor cost in China has been consistent with the projected annual increase in the inflation index and the amount of past labor cost increases. However, because China is experiencing rapid social, political and economic change, there can be no assurance that labor will continue to be available in China at costs consistent with historical levels. Any future increase in labor cost in China is likely to be higher than historical and projected amounts and may occur multiple times in any given year. As a result of experiencing such rapid social, political and economic change, China is also likely to enact new, and/or revise its existing, labor laws and regulations on employee compensation and benefits. These changes in Chinese labor laws and regulations will likely to have an adverse effect on product manufacturing costs in China. Furthermore, if China workers go on strike to demand higher wages, our operations could be disrupted. Many of our suppliers are currently dealing with labor shortages in China, which may result in future supply delays and disruptions and may drive a substantial increase in their labor costs that is likely to be shared by us in the form of price increases to us. New or revised government labor laws or regulations, strikes or labor shortages could cause our product costs to rise and/or could cause manufacturing partners on whom we rely to exit the business. These events could have a material adverse impact on our product availability and quality, which would affect our business, results of operations and financial condition.
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
          As of December 31, 2010, accumulated and undistributed earnings of our subsidiaries in China were approximately $146 million, which we consider as a permanent investment.
          As of December 31, 2010, we have undistributed earnings from non-U.S. operations of approximately $254 million (including approximately $27 million of restricted earnings, which are not available for dividends). Additional federal and state income taxes of approximately $44 million would be required should such earnings be repatriated to the U.S.
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
          Our directors, executive officers and our affiliate, LSC, beneficially own approximately 26.6% of our outstanding Common Stock, including options to purchase shares of our Common Stock that are exercisable within 60 days of December 31, 2010. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our Common Stock.
          LSC, our largest stockholder, owns approximately 18.7% (approximately 8.4 million shares) of our Common Stock. Some of our directors and executive officers may have potential conflicts of interest because of their positions with LSC or their ownership of LSC common stock. Some of our directors are LSC directors and officers, and the non-employee Chairman of our Board of Directors is Chairman of the Board of LSC. L.P. Hsu, a member of the Board of Directors since 2007, serves as a consultant to Lite-On Technology Corporation. Several of our directors and executive officers own LSC common stock and hold options to purchase LSC common stock. Service on our Board of Directors and as a director or officer of LSC, or ownership of LSC common stock by our directors and executive officers, could create, or appear to create, actual or potential conflicts of interest when directors and officers are faced with decisions that could have different implications for LSC and us. For example, potential conflicts could arise in connection with decisions involving the Common Stock owned by LSC, or under the other agreements we may enter into with LSC. LSC was our largest external supplier of discrete semiconductor products for subsequent sale by us. In 2010, 2009 and 2008, LSC accounted for 1.1%, 2.1% and 3.5%, respectively, of our net sales. Also, in 2010, 2009 and 2008, approximately 6.9%, 6.3% and 9.6%, respectively, of our net sales were from products manufactured by LSC.
          We may have difficulty resolving any potential conflicts of interest with LSC, and even if we do, the resolution may be less favorable than if we were dealing with an unrelated third party.
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
          We, from time to time, may utilize non-cash tender offers, debt equity swaps or equity exchanges in accordance with the guidance and rules promulgated by the United States Securities and Exchange Commission to consummate our business activities. Such means to consummate our business activities will likely involve issuance of our Common Stock in large quantities and will subsequently dilute the ownership interest of existing stockholders, including stockholders who previously received shares of our Common Stock in such business activities. Any sales in the public market of the newly issued Common Stock could adversely affect prevailing market prices of our Common Stock. In addition, utilizing non-cash tender offers, debt equity swaps or equity exchanges as means to consummate our business activities may encourage short selling because such utilization could depress the price of our Common Stock.

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

(ii)
the interested stockholder acquired at least 85.0% of the voting stock of the corporation (other than stock held by directors who are also officers or by certain employee stock plans) in the transaction in which the stockholder became an interested stockholder; or

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

Item 1B.	Unresolved Staff Comments None

Item 2.	Properties
          Our primary physical properties at December 31, 2010, were as follows:

		Lease	Year
Primary use	Location	Expiration	Purchased	Sq. Ft.

Regional sales office	Shanghai, China		2010	7,000
Regional sales office	Shenzhen, China	April 2012		5,000
Manufacturing facility/Logistics	Shanghai, China	February 2012		145,000
Manufacturing facility/Logistics	Shanghai, China	March 2012		112,000
Headquarters/R&D center	Dallas, Texas	March 2011		17,500
Headquarters/R&D center (future)	Plano, Texas		2010	42,000
Sales/Administrative office	Westlake Village, California	June 2011		2,000
Sales office/R&D center	San Jose, California	July 2013		4,100
Regional sales office	Amherst, New Hampshire	Monthly		< 1,000
Regional sales office	Fountain Valley, California	March 2011		< 1,000
Regional sales office	Great River, New York	December 2013		2,000
Regional sales office	Beauzelle, France	February 2012		< 1,000
Manufacturing facility/R&D center	Lee's Summit, Missouri	June 2013		70,000
Regional sales office	Gyeonggi-do, Korea	December 2012		1,700
Warehouse	Kowloon Bay, Hong Kong	March 2011		10,000
R&D center	Hsinchu, Taiwan	November 2011		25,500
Warehouse	Taipei, Taiwan		1987	12,000
Sales/Administrative/Logistics	Taipei, Taiwan		2006	35,500
Regional sales office	Munich, Germany	July 2016		6,300
Manufacturing facility/R&D center	Manchester, England		1998	75,000
Administrative/Logistics	Manchester, England		2004	81,000
Manufacturing facility	Neuhaus, Germany		1996	52,500
Manufacturing facility	Chengdu, China	October 2012		24,500
Vacant land	Plano, Texas		2008	16 acres
          We believe our current facilities are adequate for the foreseeable future.

Item 3.	Legal Proceedings
          From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company is not currently a party to any pending litigation.

Item 4.	[Removed and Reserved]
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
          Our Common Stock is traded on the Nasdaq Global Select Market (“NasdaqGS”) under the symbol “DIOD.” In July 2000, November 2003, December 2005 and July 2007, we effected 50% stock dividends in the form of three-for-two stock splits. The following table shows the range of high and low closing sales prices per share for our Common Stock for each fiscal quarter from January 1, 2009 as reported by NasdaqGS.

Calendar Quarter	Closing Sales Price of
Ended	Common Stock
	High	Low
First quarter (through February 22, 2011)	$30.93	$24.95
Fourth quarter 2010	27.90	17.10
Third quarter 2010	19.60	14.61
Second quarter 2010	24.68	15.87
First quarter 2010	23.09	16.68
Fourth quarter 2009	20.87	15.47
Third quarter 2009	21.83	15.11
Second quarter 2009	16.32	11.24
First quarter 2009	11.27	5.59
Holders and Recent Stock Price
          On February 22, 2011, the closing sales price of our Common Stock as reported by NasdaqGS was $28.68, and there were approximately 500 holders of record of our Common Stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
          The information regarding the Company’s equity compensation required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company’s 2011 definitive Proxy Statement into Item 12 of Part III of this Annual report.

Performance Graph
          Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2010. The graph is not necessarily indicative of future price performance.
          The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.
CUMULATIVE TOTAL RETURN SUMMARY
December 2010

		2005	2006	2007	2008	2009	2010
Diodes Incorporated	Return %		14.28	27.13	-79.85	236.78	32.24
	Cum $	100.00	114.28	145.28	29.28	98.60	130.40

NASDAQ Industrials Index	Return %		13.57	4.88	-44.84	-4.42	38.40
	Cum $	100.00	113.57	119.11	65.70	62.80	86.92

NASDAQ Composite-Total Returns	Return %		10.39	10.65	-39.98	45.36	18.16
	Cum $	100.00	110.39	122.15	73.32	106.58	125.93

Source: Data provided by Zacks Investment Research, Inc., copyright 2011. Used with permission. All rights reserved.
          The graph assumes $100 invested on December 31, 2005 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.
Issuer Purchases of Equity Securities
          We may from time to time seek to repurchase our outstanding Notes or Common Stock in the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
          There have been no repurchases of our Notes or Common Stock during the fourth quarter of 2010.

Item 6. Selected Financial Data
          The following selected consolidated financial data for the fiscal years ended December 31, 2010 through 2006 is qualified in its entirety by, and should be read in conjunction with, the other information and consolidated financial statements, including the notes thereto, appearing elsewhere herein. Certain amounts as presented in the accompanying consolidated financial statements have been reclassified to conform to 2010 financial statement presentation.
(In thousands, except per share data)

	Years ended December 31,
Statement of Income Data	2010	2009	2008	2007	2006
Net sales	$612,886	$434,357	$432,785	$401,159	$343,308
Gross profit	224,869	121,207	132,528	130,379	113,892
Selling, general and administrative	88,784	70,396	68,373	55,127	47,817
Research and development	26,584	23,757	21,882	12,955	8,237
Amortization of acquisition-related intangible assets	4,425	4,665	3,706	836	360
In-process research and development	—	—	7,865	—	—
Restructuring	—	(440)	4,089	1,061	—
Other	144	—	—	—	—
Total operating expenses	119,937	98,378	105,915	69,979	56,414
Income from operations	104,932	22,829	26,613	60,400	57,478
Interest income	2,842	4,871	11,991	18,117	6,699
Interest expense	(5,229)	(7,471)	(9,044)	(6,511)	(1,815)
Amortization of debt discount	(7,656)	(8,302)	(10,690)	(9,996)	(1,712)
Other income (expense)	3,214	(777)	9,501	(225)	(1,212)
Income before income taxes and noncontrolling interest	98,103	11,150	28,371	61,785	59,438
Income tax provision (benefit)	17,839	1,302	(2,158)	5,655	11,033
Net income	80,264	9,848	30,529	56,130	48,405
Less: net income attributable to noncontrolling interest	(3,531)	(2,335)	(2,290)	(2,376)	(1,289)
Net income attributable to common stockholders	76,733	7,513	28,239	53,754	47,116

Earnings per share attributable to common stockholders: (1)
Basic	$1.74	$0.18	$0.69	$1.36	$1.23
Diluted	$1.68	$0.17	$0.66	$1.27	$1.14

Number of shares used in computation: (1)
Basic	44,146	42,237	40,709	39,601	38,443
Diluted	45,546	43,449	42,638	42,331	41,502

	As of December 31,
Balance Sheet Data	2010	2009	2008	2007	2006
Total assets	$846,550	$1,021,898	$890,712	$701,911	$622,139
Working capital	289,387	354,309	209,565	451,801	395,354
Long-term debt, net of current portion	3,393	124,797	372,597	189,794	181,097
Total Diodes Incorporated stockholders’ equity	541,444	440,634	390,159	396,931	327,403

(1)	Adjusted for the effect of 3-for-2 stock split in July 2007.

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
Highlights for the Year Ended December 31, 2010
➢	Net sales for 2010 was $612.9 million, an increase of 41.1% from the $434.4 million in 2009;

➢	Gross profit for 2010 was $224.9 million, or 36.7% of net sales, an increase of 85.5% from the $121.2 million, or 27.9% of net sales in 2009;

➢	Net income attributable to common stockholders for 2010 was $76.7 million, or $1.68 per diluted share, an increase of 921.3% from the $7.5 million, or $0.17 per diluted share, in 2009;

➢	Cash flow from operations for 2010 was $118.0 million, an increase of 80.1% from the $65.5 million in 2009; and

➢
On June 30, 2010, we put our auction rate securities (“ARS”) back to UBS AG at par value pursuant to the previously disclosed settlement agreement, which liquidated our ARS for cash, and used the proceeds to pay off the “no net cost” loan.

Business Outlook
          For 2011, we look to continue to enhance our position as a leading global manufacturer and supplier of high-quality semiconductor products, and to continue to add other complementary product lines, such as power management and logic products, using our packaging technology capability. In addition, in 2011 we expect to see continued improvements in demand and order rates over 2010, increased production ramps of previous design wins at new customers and the introduction of new product applications for existing customers. We expect our business to continue to benefit from the increasing demand in China, as we consider the China market a major growth driver for our business. We expect all our manufacturing facilities to maintain full utilization, except in the first quarter of 2011 for our China operations where equipment utilization will be impacted by China labor shortages in the coastal region and fewer working days and the Chinese New Year Holiday in February. The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, which in turn affect our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and end-user consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the recent volatility in the global economy and the equity and credit markets as we continue to execute on the strategy that has proven successful for us over the years. Although the current economy creates a more challenging environment for all businesses, we believe the decisive measures taken in response to the global economic downturn have properly positioned us for our recent return to a profitable growth model and that over the long-term we are well positioned for future growth. See “Risk Factors — The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our revenues, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Overview
          During the first three quarters of 2010, we saw an increase in our net sales due to strong demand for our products in all geographic regions led by North America and Europe. In addition, during the first, second and third quarters of 2010, gross profit margin increased due to improved product mix in North America and Europe, which includes a favorable mix of higher margin new products, as well as increased capacity at our wafer fabrication facilities and generally stable average selling prices (“ASP”). During the fourth quarter of 2010, our business continued to benefit from continued ramp-up of prior design wins and customer acceptance of our new product portfolio.
          As described in “Business — Our Strategy” in Part I, Item 1 of this Annual Report, the principal elements of our strategy include the following:
➢	Continue to rapidly introduce innovative discrete, logic and analog semiconductor products;

➢	Expand our available market opportunities;

➢	Maintain intense customer focus;

➢	Enhance cost competitiveness; and

➢	Pursue selective strategic acquisitions.
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

➢
For the years ended December 31, 2010, 2009 and 2008, our original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for 46.1%, 53.0% and 55.9% of net sales, respectively, while our global network of distributors accounted for 53.9%, 47.0% and 44.1% of net sales, respectively.

➢
Our gross profit margin was 36.7% in 2010, compared to 27.9% in 2009 and 30.6% in 2008. Our gross profit margin increase in 2010 was primarily due to improved product mix, increased operating efficiencies and higher capacity utilization at our manufacturing and wafer fabrication facilities. Our model rate is 35% as we strive to improve our gross margins in support of our profitable growth strategy. Future gross profit margins will depend primarily on our product mix, manufacturing cost savings, and the demand for our products.

➢
For 2010, the percentage of our net sales derived from our Asian subsidiaries was 72.5%, compared to 76.8% in 2009 and 74.2% in 2008. We expect our net sales to the Asian market to decrease as a percentage of our total net sales as we continue to see increased demand for our products in North America and Europe.

➢
As a result of the Zetex acquisition in 2008, we have added significant revenue in Europe. As such, Europe accounted for approximately 12.1%, 10.4% and 10.0% of our net sales in 2010, 2009 and 2008, respectively.

➢
As of December 31, 2010, we had invested approximately $283.5 million in our manufacturing facilities in China. During 2010, we invested approximately $68.5 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

➢
For 2010, our capital expenditures were approximately 14.1% of our net sales, which is an increase from our historical 10% to 12% model of net sales model as we increased capacity due to increased demand and lower capital expenditure during 2009 due to the global economic downturn. For 2011, we intend to resume capital expenditures to their normal range of 10% to 12% of net sales.

➢	We increased our investment in research and development from $23.8 million in 2009 to $26.6 million in 2010. In 2010, research and development expenses were approximately 4.3% of net sales.

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
Recent Changes to Operations
          During 2010, we announced an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, we have agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for the purpose of providing surface mounted component production, assembly and testing, and integrated circuit assembly and testing in Chengdu, People’s Republic of China. We initially will own at least 95% of the joint venture. The manufacturing facility will be developed in phases over a ten year period, and we are expected to contribute at least $47.5 million to the joint venture in installments during the first three years. The CDHT will grant the joint venture a fifty year land lease, provide temporary facilities for up to three years at a subsidized rent while the joint venture builds the manufacturing facility and provide corporate and employee tax incentives, tax refunds, subsidies and other financial support to the joint venture and its qualified employees. If the joint venture fails to achieve specified levels of investment, the investment agreement allows for a renegotiation as well as the option to repay a portion of such financial support. This is a long-term, multi-year project that will provide additional capacity once we have reached the maximum production capacity at our Shanghai facilities in the next few years.
Description of Sales and Expenses
          Net sales
          The principal factors that have affected or could affect our net sales from period to period are:
➢	The condition of the economy in general and of the semiconductor industry in particular,

➢	Our customers’ adjustments in their order levels,

➢	Changes in our pricing policies or the pricing policies of our competitors or suppliers,

➢	The addition or termination of key supplier relationships,

➢	The rate of introduction and acceptance by our customers of new products,

➢	Our ability to compete effectively with our current and future competitors,

➢	Our ability to enter into and renew key corporate and strategic relationships with our customers, vendors and strategic alliances,

➢	Changes in foreign currency exchange rates,

➢	A major disruption of our information technology infrastructure,

➢	Unforeseen catastrophic events, such as armed conflict, terrorism, fires, typhoons and earthquakes, and

➢	Any other disruptions, such as labor shortages, unplanned maintenance or other manufacturing problems.
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
          Research and development expenses
          Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development expenses are primarily associated with our wafer facilities near Kansas City, Missouri and Manchester, United Kingdom and our manufacturing facilities in China, as well as with our engineers in the U.S. and Taiwan. All research and development expenses are expensed as incurred.
          Amortization of acquisition- related intangible assets
          Amortization of acquisition-related intangible assets consists of amortization of acquisition-related intangible assets, such as developed technologies and customer relationships.
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
          Income tax provision
          Our global presence requires us to pay income taxes in a number of jurisdictions. See Note 15 of “Notes to Consolidated Financial Statements” for additional information.

Results of Operations
          The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

				Percentage Dollar
	Percent of Net sales			Increase (Decrease)
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	’09 to ’10	’08 to ’09
Net sales	100.0%	100.0%	100.0%	41.1%	0.4%

Cost of goods sold	(63.3)	(72.1)	(69.4)	23.9	4.3

Gross profit	36.7	27.9	30.6	85.5	(8.5)
Operating expenses (1)	(19.5)	(22.6)	(24.5)	21.9	(7.1)

Income from operations	17.2	5.3	6.1	359.6	(14.2)
Interest income	0.5	1.1	2.8	(41.7)	(59.4)
Interest expense and amortization of debt discount	(2.1)	(3.6)	(4.6)	(37.8)	(20.1)
Other income (expense)	0.5	(0.2)	2.2	(513.6)	(108.2)

Income before taxes and noncontrolling interest	16.1	2.6	6.5	779.9	(60.7)
Income tax provision (benefit)	0.3	0.4	(0.5)	1,270.1	(160.3)
Net income	13.2	2.2	7.0	715.0	(67.7)
Net income attributable to noncontrolling interest	(0.6)	(0.5)	(0.5)	51.2	2.0
Net income attributable to common stockholders	12.6	1.7	6.5	921.3	(73.4)

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
Year 2010 Compared to Year 2009

	2010	2009
Net sales	$612,886	$434,357
          Net sales for 2010 increased $178.5 million to $612.9 million from $434.4 million for 2009. The 41.1% increase in net sales represented an approximately 34.3% increase in units sold and a 5.1% increase in ASP. The revenue increase for 2010 was attributable to increase in demand for our products in all geographic regions led by North America and Europe.

          The following table sets forth the geographic breakdown of our net sales for the periods indicated based on the country to which the product is billed:

	Net sales for the year		Percentage of
	ended December 31		net sales
	2010	2009	2010	2009

China	$187,633	$131,914	30.6%	30.4%
Taiwan	141,388	122,502	23.1%	28.2%
United States	134,911	75,185	22.0%	17.3%
Korea	35,180	27,223	5.7%	6.3%
Germany	31,704	17,438	5.2%	4.0%
Singapore	24,468	14,429	4.0%	3.3%
U.K.	24,337	17,926	4.0%	4.1%
All Others	33,265	27,740	5.4%	6.4%

Total	$612,886	$434,357	100.0%	100.0%

	2010	2009
Cost of goods sold	$388,017	$313,150
Gross profit	$224,869	$121,207
Gross profit margin	36.7%	27.9%
          Cost of goods sold increased $74.9 million, or 23.9%, for 2010 to $388.0 million, compared to $313.2 million for 2009. As a percent of sales, cost of goods sold decreased from 72.1% for 2009 to 63.3% for 2010. Our average unit cost (“AUP”) decreased approximately 7.7%. The decrease in cost of goods sold as a percentage of net sales and the decrease in AUP was due to higher capacity utilization in our manufacturing operations.
          Gross profit for 2010 increased 85.5% to $224.9 million from $121.2 million for 2009. Gross profit as a percentage of net sales was 36.7% for 2010, compared to 27.9% for 2009. The increased gross margin was primarily due to higher capacity utilization of our manufacturing and wafer fabrication facilities, increased operating efficiencies and improved product mix.

	2010	2009
Selling, general and administrative (“SG&A”)	$88,784	$70,396
          SG&A for 2010 increased $18.4 million, or 26.1%, to $88.8 million, compared to $70.4 million for 2009, due primarily to higher sales commissions related to increased sales, as well as to higher employee related costs including incentives and higher general operating costs. SG&A, as a percentage of net sales, was 14.5% in 2010, compared to 16.2% in 2009.

	2010	2009
Research and development (“R&D”)	$26,584	$23,757
          R&D for 2010 increased $2.8 million to $26.6 million, or 4.3% of net sales, from $23.8 million, or 5.5% of net sales, for 2009. The increase was due primarily to increased personnel costs, engineering supplies and material purchases.

	2010	2009
Amortization of acquisition-related intangible assets	$4,425	$4,665
          Amortization of acquisition-related intangibles was $4.4 million for 2010 and $4.7 million for 2009.

	2010	2009
Interest income	$2,842	$4,871
          Interest income for 2010 decreased to $2.8 million, compared to $4.9 million for 2009, due primarily to a decrease in interest income earned on our ARS, which were put back to UBS at par value on June 30, 2010 in accordance with the settlement agreement.

	2010	2009
Interest expense	$5,229	$7,471
          Interest expense for 2010 was $5.2 million, compared to $7.5 million for 2009. The $2.3 million decrease is due primarily to the reduced interest paid due to the repurchase and retirement of $95.7 million par value of Notes since the fourth quarter of 2008 and our “no net cost” loan being paid off on June 30, 2010 in connection with the settlement agreement with UBS.

	2010	2009
Amortization of debt discount	$7,656	$8,302
          Amortization of debt discount for 2010 was $7.7 million, compared to $8.3 million for 2009. The $0.6 million decrease in amortization of debt discount was due primarily to the repurchase and retirement of $95.7 million par value of Notes since the fourth quarter of 2008.

	2010	2009
Other income (expense)	$3,214	$(777)
          Other income for 2010 was $3.2 million, compared to other expense of $0.8 million for 2009. Included in other income for 2010 was a $1.7 million gain on sale of non-core intellectual property for which no intangible assets were recorded and a $1.1 million gain on forgiveness of debt from government subsidies in China. Included in other expense for 2009 was foreign currency losses of $4.7 million, partially offset by a $1.4 million gain on forgiveness of debt from government subsidies in China and a $1.2 million gain on extinguishment of debt.

	2010	2009
Income tax provision	$17,839	$1,302
          We recognized income tax expense of $17.8 million for 2010, resulting in an effective tax rate of 18.2%, as compared to 11.7% for 2009. Our effective tax rate compared with the same period last year was higher as it was impacted by additional income in higher-taxed jurisdictions. This was partially offset by provision-to-return adjustments and the non-cash tax benefit from reversing valuation allowances on deferred tax assets from U.S. and U.K. loss carryforwards. In 2009, the effective tax rate was impacted by the non-cash income tax expense of approximately $7.5 million associated with repatriating earnings of foreign subsidiaries to the U.S. parent. This was partially offset by provision-to-return adjustments recorded in 2009.

	2010	2009
Noncontrolling interest	$3,531	$2,335
          Noncontrolling interest primarily represents the minority investor’s share of the earnings of our China and Taiwan subsidiaries for 2010 and 2009. The joint venture investments were eliminated in the consolidations of our financial statements, and the activities of our China and Taiwan subsidiaries were included therein. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements, and the activities of these subsidiaries are included therein.

	2010	2009
Net income attributable to common stockholders	$76,733	$7,513
          Net income attributable to common stockholders increased 927.9% to $76.7 million (or $1.74 basic earnings per share and $1.68 diluted earnings per share) for 2010, compared to $7.5 million (or $0.18 basic earnings per share and $0.17 diluted earnings per share) for 2009, due primarily to increased net sales and improved gross profit.

Year 2009 Compared to Year 2008

	2009	2008
Net sales	$434,357	$432,785
          Net sales for 2009 increased $1.6 million to $434.4 million from $432.8 million for 2008. During 2009, we experienced a 2.5% increase in units sold and a 2.1% decrease in average selling prices (“ASP”). Net sales remained relativity flat year over year even though toward the end of 2008 and the beginning of 2009, we experienced a sales decrease in all industry segments, primarily due to the global economic downturn, as well as a decrease in our wafer fabrication facilities and subcontracting business. Toward the end of 2009, we began to see net sales levels return to the levels in 2008, before the global economic downturn.
          The following table sets forth the geographic breakdown of our net sales for the periods indicated based on the country to which the product is billed:

	Net sales for the year		Percentage of
	ended December 31		net sales
	2009	2008	2009	2008

China	$131,914	$130,045	30.4%	30.0%
Taiwan	122,502	118,577	28.2%	27.4%
United States	75,185	85,906	17.3%	19.8%
Korea	27,223	21,901	6.3%	5.1%
Germany	17,926	17,021	4.1%	3.9%
Singapore	17,438	14,852	4.0%	3.4%
U.K.	14,429	12,821	3.3%	3.1%
All Others	27,740	31,662	6.4%	7.3%

Total	$434,357	$432,785	100.0%	100.0%

	2009	2008
Cost of goods sold	$313,150	$300,257
Gross profit	$121,207	$132,528
Gross profit margin	27.9%	30.6%
          Cost of goods sold increased $12.9 million, or 4.3%, for 2009 to $313.2 million, compared to $300.3 million for 2008. As a percent of sales, cost of goods sold increased from 69.4% for 2008 to 72.1% for 2009. Our average unit cost (“AUP”) increased approximately 1.1%. The increase in cost of goods sold and the percentage of sales increase was due to the lower capacity utilization in our manufacturing operations mainly due to the global economic downturn.
          Gross profit for 2009 decreased 8.5% to $121.2 million from $132.5 million for 2008. Gross profit as a percentage of net sales was 27.9% for 2009, compared to 30.6% for 2008. The decreased gross margin was primarily due to lower capacity utilization in our manufacturing operations caused by the global economic downturn.

	2009	2008
SG&A	$70,396	$68,373
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

	2009	2008
R&D	$23,757	$21,882
          R&D for 2009 increased $1.9 million to $23.8 million, or 5.5% of net sales, from $21.9 million, or 5.1% of net sales, for 2008. The increase was due primarily to additional R&D expenses related to the Zetex operations, partially offset by the decrease in overall expense in connection with our cost reduction initiatives that were implemented during the first quarter of 2009.

	2009	2008
Amortization of acquisition-related intangible assets	$4,665	$3,706
          Amortization of acquisition-related intangibles for 2009 increased $1.0 million to $4.7 million from $3.7 million for 2008. The increase was due primarily to the acquisition of Zetex, which occurred in June 2008.

	2009	2008
In-process research and development (“IPR&D”)	$—	$7,865
          During the third quarter of 2008, per SFAS No. 141, we recorded an approximately $7.9 million one-time, non-cash expense associated with the identification of acquired intangible IPR&D in connection with the acquisition of Zetex, which had not yet reached technological feasibility and had no alternative future use as of the acquisition date.

	2009	2008
Interest income	$4,871	$11,991
          Interest income for 2009 decreased to $4.9 million, compared to $12.0 million for 2008, due primarily to a decrease in interest income earned on our short-term investment securities. Interest income for 2009 was impacted by the interruption in the ARS auction markets.

	2009	2008
Interest expense	$7,471	$9,044
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

	2009	2008
Amortization of debt discount	$8,302	$10,690
          Amortization of debt discount for 2009 was $8.3 million, compared to $10.7 million for 2008. The $2.4 million decrease in amortization of debt discount was due primarily to the repurchase and retirement of $94.9 million par value of Notes during the fourth quarter of 2008 and throughout 2009.

	2009	2008
Other income (expense)	$(777)	$9,501
          Other expense for 2009 was $0.8 million, compared to other income of $9.5 million for 2008. The $10.3 million decrease was due primarily to a $15.7 gain from extinguishment of debt (in the fourth quarter of 2008, we repurchased $46.5 million of our Notes for approximately $23.2 million in cash) in 2008, offset by foreign currency transaction losses.

	2009	2008
Income tax provision	$1,302	$(2,158)
          We recognized income tax expense of $1.3 million for 2009, resulting in an effective tax rate of 11.7%, as compared to (7.6)% for 2008. Our higher effective tax rate compared with the same period of the prior year was impacted by the non-cash income tax expense of approximately $7.5 million associated with repatriating earnings of foreign subsidiaries to the U.S. This was partially offset by provision-to-return adjustments recorded in 2009.

	2009	2008
Noncontrolling interest	$2,335	$2,290
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

	2009	2008
Net income attributable to common stockholders	$7,513	$28,239
          Net income attributable to common stockholders decreased 73.4% to $7.5 million (or $0.18 basic earnings per share and $0.17 diluted earnings per share) for 2009, compared to $28.2 million (or $0.69 basic earnings per share and $0.66 diluted earnings per share) for 2008, due primarily to the global decrease in demand for our products we experienced during most of 2009.
Financial Condition
          Liquidity and Capital Resources
          Our primary sources of liquidity are cash and cash equivalents, funds from operations and borrowings under our credit facilities. As of December 31, 2010, we have a U.S. credit agreement for a $10 million revolving credit facility and a $10 million uncommitted facility with no outstanding borrowings and have foreign credit facilities giving us total borrowing capacities of approximately $46.7 million of which approximately $3.3 million has been used for import and export guarantees. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. For 2010, 2009 and 2008, our working capital was $289.4 million, $354.3 million, and $209.6 million, respectively. Our working capital decreased in 2010 mainly due to our Notes being reclassified from long-term debt to current liabilities, partially offset by an increase in cash, accounts receivables and inventories. We expect cash generated by our U.S. and international operations, together with existing cash, cash equivalents, and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.
          On October 12, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (the “Notes”), which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. During 2010, 2009 and 2008, we repurchased $60.9 million principal amount of the Notes for approximately $34.5 million in cash and $34.8 million principal amount of the Notes in exchange for approximately $31.4 million in shares of Common Stock. As of December 31, 2010, we have repurchased a total of $95.7 million principal amount of Notes. On October 1, 2011, the holders of our Notes can require us to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. Therefore, during the fourth quarter of 2010, we reclassified our Notes from long-term debt to current liabilities. Should the holders choose to require us to purchase their Notes, we will be required to use available funds and/or seek alternative means to service the debt. See Notes 1 and 10 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.
          In 2010, 2009 and 2008, our capital expenditures were $86.6 million, $25.9 million and $53.4 million, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the U.S. and office buildings in the U.S. and China. Capital expenditures for 2010 were approximately 14.1% of our net sales, which is an increase from our historical 10% to 12% model of net sales model as we increased capacity due to increased demand.

          On October 29, 2008, we reached a settlement with UBS AG and affiliates (“UBS AG”), in regard to our ARS portfolio, which gave us the option to “put” the ARS portfolio back to UBS AG at any time from June 30, 2010 through July 2, 2012 at par value in exchange for cash. As part of our settlement with UBS AG, on November 4, 2008, we accepted an offer of a “no net cost” loan with one of its affiliates, UBS BANK USA (“UBS Bank”), which was collateralized by our ARS portfolio. Under the “no net cost” loan, the interest rate we paid on the “no net cost” loan did not exceed the interest rate earned on the pledged ARS portfolio. On November 10, 2009, we received a credit line of up to the full par value of our ARS portfolio. On June 30, 2010, we put back our ARS portfolio to UBS AG at par value pursuant to the settlement agreement. Upon exercise of the put option, we liquidated our ARS, for cash and used the proceeds to fully repay the related “no net cost” loan with UBS Bank.
          During 2010, we announced an investment agreement with the Management Committee of the CDHT. Under this agreement, we have agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for the purpose of providing surface mounted component production, assembly and testing, and integrated circuit assembly and testing in Chengdu, People’s Republic of China. We initially will own at least 95% of the joint venture. The manufacturing facility will be developed in phases over a ten year period, and we are expected to contribute at least $47.5 million to the joint venture in installments during the first three years. The CDHT will grant the joint venture a fifty year land lease, provide temporary facilities for up to three years at a subsidized rent while the joint venture builds the manufacturing facility and provide corporate and employee tax incentives, tax refunds, subsidies and other financial support to the joint venture and its qualified employees. If the joint venture fails to achieve specified levels of investment, the investment agreement allows for a renegotiation as well as the option to repay a portion of such financial support. This is a long-term, multi-year project that will provide additional capacity once we have reached the maximum production capacity at our Shanghai facilities in the next few years.
          Discussion of Cash Flows
          Cash and cash equivalents have increased from $103.5 million at December 31, 2008, to $242.0 million at December 31, 2009, then increased to $270.9 million at December 31, 2010. The increase from 2008 to 2009 was primarily due to net cash provided by operating activities and drawing up to the full value of the “no net cost” loan. The increase during 2010 was primarily due to net cash provided by operating activities.

	Year Ended December 31,
	2010	2009	Change	2009	2008	Change
Net cash provided by operating activities	$118,005	$65,527	$52,478	$65,527	$57,171	$8,356
Net cash provided by (used by) investing activities	209,569	1,860	207,709	1,860	(203,501)	205,361
Net cash provided by (used by) financing activities	(295,349)	67,915	(363,264)	67,915	196,868	(128,953)
Effect of exchange rates on cash and cash equivalents	(3,277)	3,155	(6,432)	3,155	(3,221)	6,376

Net increase in cash and cash equivalents	$28,948	$138,457	$(109,509)	$138,457	$47,317	$91,140

          Operating Activities
          Net cash provided by operating activities during 2010 was $118.0 million, resulting primarily from $80.3 million of net income in the period, $47.4 million of depreciation and amortization, $12.7 million increase in income tax payable, $13.1 million from non-cash share-based compensation, $15.0 million increase in accounts payable and accrued liabilities and $7.7 million from amortization of discount on Notes, partially offset by a $30.4 million increase in inventory and a $23.6 million increase in accounts receivables. Net cash provided by operating activities was $65.5 million for 2009 and $57.2 million for 2008.
          Net cash provided by operating activities increased by $52.5 million from 2009 to 2010. This increase resulted primarily from an increase in net income (from $9.9 million in 2009 to $80.3 million in 2010), partially offset by a $30.4 million increase in inventory.
          Net cash provided by operating activities increased by $8.5 million from 2008 to 2009. This increase resulted primarily from a $18.7 million increase in net working capital and a $14.5 million decrease in gain from extinguishment of debt, partially offset by a $20.7 million decrease in net income (from $30.5 million in 2008 to $9.9 million in 2009).
          Investing Activities
          Net cash provided by investing activities for 2010 was $209.6 million, resulting primarily from $296.6 million in proceeds from sale of securities, offset by $88.8 million in capital expenditures.
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
          Financing Activities
          Net cash used by financing activities for 2010 was $295.3 million, resulting primarily from $303.2 million in repayments of lines of credit and short-term debt, which was mainly the repayment of our “no net cost” loan.
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
          Debt instruments
          On November 25, 2009 we entered into a credit agreement with Bank of America, N.A. (“Bank of America”) as modified by a certain letter dated as of March 31, 2010, the First Amendment to Credit Agreement dated as of July 16, 2010, the Second Amendment to Credit Agreement dated as of November 24, 2010 and the Third Amendment to Credit Agreement dated as of February 4, 2011 (collectively the “Credit Agreement”). The Credit Agreement provides for a $10 million revolving credit facility (the “Revolver”) and a $10 million uncommitted facility (the “Uncommitted Facility”). The Revolver includes a $1.5 million sublimit for letters of credit. Both the Revolver and the Uncommitted Facility mature on November 23, 2011 (the “Maturity Date”). The proceeds under the Revolver and the Uncommitted Facility may be used for general corporate purposes, to finance temporary cash shortages and to minimize taxes associated with moving cash between countries. As of December 31, 2010, there were no amounts outstanding under the Revolver or the Uncommitted Facility.
          Under the Revolver, we may borrow through Base Rate Committed Loans in United States Dollars (“USD”), or through Eurocurrency Rate Committed Loans in USD, Euros or British Pounds Sterling. Base Rate Committed Loans bear interest on the outstanding principal amount from the applicable borrowing date at a rate per annum equal to the Federal Funds Rate plus one half of one percent (0.50%) per annum. Eurocurrency Rate Committed Loans bear interest on the outstanding principal amount at a rate per annum equal to the LIBOR 1 Month Fixed Rate plus three percent (3%) per annum.
          Under the Uncommitted Facility, we may borrow only in USD, and each borrowing will bear interest on the outstanding principal amount from the applicable borrowing date at the rate per annum quoted to us by Bank of America and accepted by us prior to such borrowing. Each borrowing under the Uncommitted Facility and accrued and unpaid interest thereon, shall be due and payable, on the earlier of (a) the Maturity Date, or (b) a date set by Bank of America and accepted by us prior to such borrowing under the Uncommitted Facility.
          We may prepay any borrowing under the Revolver or the Uncommitted Facility in full or in part at any time; however, we shall repay to Bank of America on the Maturity Date the aggregate principal amount of any borrowing under the Revolver or the Uncommitted Facility outstanding on such date.
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
          In addition, the Credit Agreement contains certain restrictive and financial covenants, including, but not limited to, us maintaining on a consolidated basis a Fixed Charge Coverage Ratio of not less than 2.00 to 1.0 and a Quick Ratio of not less than 1.50 to 1.0 (excluding our Notes for both ratios).
          As of December 31, 2010, our U.S., Asia and Europe subsidiaries have available lines of credit of up to an aggregate of approximately $50 million, with several financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by each subsidiary’s premises, are unsecured, uncommitted and, in some instances, may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2010, there were no amounts outstanding on these lines of credit, and the interest rates ranged from 1.4% to 1.9%. See Note 10 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.
          On October 12, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (the “Notes”), which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2007. During 2010, 2009 and 2008, we repurchased $60.9 million principal amount of the Notes for approximately $34.5 million in cash and $34.8 million principal amount of the Notes in exchange for approximately $31.4 million in shares of Common Stock. As of December 31, 2010, we have repurchased a total of $95.7 million principal amount of Notes. On October 1, 2011, the holders of our Notes can require us to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. Therefore, during the fourth quarter of 2010, we reclassified our Notes from long-term debt to current liabilities. Should the holders choose to require us to purchase their Notes, we will be required to use available funds and/or seek alternative means to service the debt. See Notes 1 and 10 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.
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

Contractual Obligations
          The following table represents our contractual obligations as of December 31, 2010:
Payments due by period (in thousands)

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$3,811	$419	$839	$614	$1,939
Capital leases	1,838	340	680	681	137
Operating leases	15,142	5,906	8,843	393	—
Defined benefit obligations	24,863	1,566	3,131	3,131	17,035
Purchase obligations	6,540	6,540	—	—	—
Other obligations (1)	47,500	—	47,500	—	—

Total obligations	$99,694	$14,771	$60,993	$4,819	$19,111

(1)	See Note 20 of “Notes to Consolidated Financial Statements” for additional information.
          On October 1, 2011, holders of our Notes may require us to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. Therefore, as of December 31, 2010, the Notes are classified as short-term debt and not included in the above table.
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
          Revenue recognition
          Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when product is shipped to the customers. Generally, we recognize revenue upon shipment to manufacturers (direct ship) as well as upon sales to distributors using the “sell in” model, which is when product is shipped to the distributors (point of purchase).
          Certain customers have limited rights of return and/or are entitled to price adjustments on products held in their inventory or upon sale to their end customers. We reduce net sales in the period of sale for estimates of product returns, distributor price adjustments and other allowances. Our reserve estimates are based upon historical data as well as projections of sales, distributor inventories, price adjustments, average selling prices and market conditions. Actual returns and adjustments could be significantly different from our estimates and provisions, resulting in an adjustment to net sales.
          We record allowances/reserves for the following items: (i) ship and debit, which arise when we, from time to time based on market conditions, issue credit to certain distributors upon their shipments to their end customers, (ii) stock rotation, which are contractual obligations that permit certain distributors, twice a year, to return a portion of their inventory based on historical shipments to them in exchange for an equal and offsetting order, and (iii) price protection, which arise when market conditions cause average selling prices to decrease and we issue credit to certain distributors on their inventory.
          Ship and debit reserves are recorded as a reduction to net sales with a corresponding reduction to accounts receivable. Stock rotation reserves are recorded as a reduction to net sales with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. Price protection reserves are recorded as a reduction to net sales with a corresponding increase in accrued liabilities.
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
          Goodwill and long-lived assets
          Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. We test goodwill for impairment on an annual basis, on October 1, and between annual tests if indicators of potential impairment exist. The fair value of the reporting units was calculated using the income approach and the market approach. Under the income approach, the fair value of the reporting units was calculated by estimating the present value of associated future cash flows. Under the market approach, the fair value was calculated using the guideline public company method and the mergers and acquisitions method. We determined that the fair value of the reporting units exceeds the carrying value of units, thus indicating that the goodwill was not impaired as of October 1, 2010.
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
          Fair value measurements
          Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an assets or liability. Fair value is based on a hierarchy of valuation techniques, which is determined on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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
          Our defined benefit plan assets are valued under methods of fair value. All of the securities held by the plan are publicly traded and highly liquid. Therefore, the majority of the securities are valued under Level 1 and one security is valued under Level 2 using quoted prices for identical or similar securities.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk
          We face exposure to adverse movements in foreign currency exchange rates, primarily in Asia and Europe. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have a material adverse impact upon our financial results. Certain of our assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar and the British Pound Sterling and, to a lesser extent, the Japanese Yen, the Euro and the Hong Kong dollar. In the future, we may enter into hedging arrangements designed to mitigate foreign currency fluctuations. See “Risk Factors — We are subject to foreign currency risk as a result of our international operations.” in Part I, Item 1A of this Annual Report for additional information.
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

          As of December 31, 2010, the plan was underfunded and a liability of $24.9 million was reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $15.9 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of approximately $0.3 million. The weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2010 was 5.4%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce annual benefit cost by $0.1 million. A 0.1% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would increase/(decrease) the year-end projected benefit obligation by approximately $2.1 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net period benefit cost by approximately $0.8 million. The asset value of the defined benefit plan has been volatile in recent years due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors — Due to the recent fluctuations in the United Kingdom’s equity markets and bond markets, changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.
Interest Rate Risk
          We have credit facilities with financial institutions in the U.S., Asia and Europe as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As a matter of policy, we do not enter into derivative transactions for speculative purposes. As of December 31, 2010, our outstanding principal debt under our interest-bearing credit agreements was $138.4 million, including $134.3 million principal amount of convertible notes with a fixed interest rate of 2.25%. Based on an increase or decrease in interest rates by 1.0% for the year on our credit facilities, which currently have no outstanding borrowings, our annual interest rate expense would increase or decrease by approximately $0.5 million.
Political Risk
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
Inflation Risk
          Inflation did not have a material effect on net sales or net income in fiscal year 2010. A significant increase in inflation could affect future performance.
Credit Risk
          The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, which in turn affect our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and end-user consumers’ demand for items containing our products in the end-markets we serve. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations, while at times providing extended terms. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by dispersion of our customers over various geographic areas, operating primarily in electronics manufacturing and distribution. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

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
          Under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

          Moss Adams LLP, an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Diodes Incorporated and on the effectiveness of our internal control over financial reporting. The report of Moss Adams LLP is contained in this Annual Report.
Changes in Controls over Financial Reporting
          There was no change in our internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
          None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
           The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the section entitled “Proposal One — Election of Directors” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2010, for its annual stockholders’ meeting for 2011 (the “Proxy Statement”).
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	Financial Statements and Schedules

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

Page
(1) Financial statements:

Report of Independent Registered Public Accounting Firm	53

Consolidated Balance Sheets at December 31, 2010 and 2009	54 to 55

Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008	56

Consolidated Statements of Equity for the Years Ended December 31, 2010, 2009 and 2008	57

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	58 to 59

Notes to Consolidated Financial Statements	60 to 102

(2) Schedules:

None
          Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and note thereto.
(b)	Exhibits

The exhibits listed on the Index to Exhibits at page 104 are filed as exhibits or incorporated by reference to this Annual Report.

(c)	Financial Statements of Unconsolidated Subsidiaries and Affiliates

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Diodes Incorporated and Subsidiaries
We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also include performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Diodes Incorporated and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Moss Adams LLP
Los Angeles, California
February 28, 2011

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

December 31,	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$270,901	$241,953
Short-term investments	—	296,600
Accounts receivable, net	129,207	102,989
Inventories	120,689	89,652
Deferred income taxes, current	8,276	7,834
Prepaid expenses and other	11,679	11,591

Total current assets	540,752	750,619

PROPERTY, PLANT AND EQUIPMENT, net	200,745	162,988

DEFERRED INCOME TAXES, non-current	1,574	—

OTHER ASSETS
Goodwill	68,949	68,075
Intangible assets, net	28,770	34,892
Other	5,760	5,324

Total assets	$846,550	$1,021,898

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Amounts in thousands, except share data)

December 31,	2010	2009

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Lines of credit and short-term debt	$—	$299,414
Accounts payable	70,057	62,448
Accrued liabilities	36,937	31,151
Income tax payable	15,412	2,641
Convertible senior notes	128,261	—
Current portion of long-term debt	418	373
Current portion of capital lease obligations	280	283

Total current liabilities	251,365	396,310

LONG-TERM DEBT, net of current portion
Convertible senior notes	—	121,333
Long-term borrowings	3,393	3,464

CAPITAL LEASE OBLIGATIONS, net of current portion	1,380	1,669
DEFERRED INCOME TAXES, non current	—	7,743
OTHER LONG-TERM LIABILITIES	37,520	40,455

Total liabilities	293,658	570,974

COMMITMENTS AND CONTINGENCIES

EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock — par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — par value $0.66 2/3 per share; 70,000,000 shares authorized; 44,662,796 and 43,729,304 issued and outstanding at December 31, 2010 and December 31, 2009, respectively	29,775	29,153
Additional paid-in capital	231,842	211,618
Retained earnings	324,907	248,174
Accumulated other comprehensive loss	(45,080)	(48,311)

Total Diodes Incorporated stockholders’ equity	541,444	440,634
Noncontrolling interest	11,448	10,290

Total equity	552,892	450,924

Total liabilities and equity	$846,550	$1,021,898

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

Years ended December 31,	2010	2009	2008

NET SALES	$612,886	$434,357	$432,785

COST OF GOODS SOLD	388,017	313,150	300,257

Gross profit	224,869	121,207	132,528

OPERATING EXPENSES
Selling, general and administrative	88,784	70,396	68,373
Research and development	26,584	23,757	21,882
Amortization of acquisition related intangible assets	4,425	4,665	3,706
Impairment of long-lived assets	144	—	—
In-process research and development	—	—	7,865
Restructuring	—	(440)	4,089

Total operating expenses	119,937	98,378	105,915

Income from operations	104,932	22,829	26,613

OTHER INCOME (EXPENSES)
Interest income	2,842	4,871	11,991
Interest expense	(5,229)	(7,471)	(9,044)
Amortization of debt discount	(7,656)	(8,302)	(10,690)
Other	3,214	(777)	9,501

Total other income (expenses)	(6,829)	(11,679)	1,758

Income before income taxes and noncontrolling interest	98,103	11,150	28,371

INCOME TAX PROVISION (BENEFIT)	17,839	1,302	(2,158)

NET INCOME	80,264	9,848	30,529

Less: NET INCOME attributable to noncontrolling interest	(3,531)	(2,335)	(2,290)

NET INCOME attributable to common stockholders	$76,733	$7,513	$28,239

EARNINGS PER SHARE attributable to common stockholders
Basic	$1.74	$0.18	$0.69

Diluted	$1.68	$0.17	$0.66

Number of shares used in computation
Basic	44,146	42,237	40,709

Diluted	45,546	43,449	42,638

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in thousands)
Years ended December 31, 2008, 2009 and 2010

					Accumulated	Total Diodes
			Additional		other	Incorporated
	Common stock		paid-in	Retained	comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	capital	earnings	gain (loss)	equity	interest	Total equity
BALANCE, December 31, 2007	40,173	$26,782	$155,675	$213,575	$900	$396,932	$7,163	$404,095

Comprehensive income, net of tax:
Net income	—	—	—	28,239		28,239	2,290	30,529
Translation adjustment	—	—	—	—	(40,106)	(40,106)	—	(40,106)
Unrealized loss on defined benefit plan	—	—	—	—	(4,722)	(4,722)	—	(4,722)
Foreign currency loss on forward contracts	—	—	—	—	(4,511)	(4,511)	—	(4,511)

Total comprehensive loss						(21,100)	2,290	(18,810)
Common stock issued for share-based plans	1,206	804	2,153	—	—	2,957	—	2,957
Convertible senior notes	—	—	2,387	(1,153)	—	1,234	—	1,234
Share-based compensation	—	—	10,136	—	—	10,136	—	10,136

BALANCE, December 31, 2008	41,379	$27,586	$170,351	$240,661	$(48,439)	$390,159	$9,453	$399,612

Comprehensive income, net of tax:
Net income	—	—	—	7,513	—	7,513	2,335	9,848
Translation adjustment	—	—	—	—	7,963	7,963	—	7,963
Unrealized loss on defined benefit plan	—	—	—	—	(12,346)	(12,346)	—	(12,346)
Foreign currency gain on forward contracts	—	—	—	—	4,511	4,511	—	4,511

Total comprehensive income						7,641	2,335	9,976
Dividend to noncontrolling interest	—	—	—	—	—	—	(1,498)	(1,498)
Common stock issued for share-based plans	521	348	1,190	—	—	1,538	—	1,538
Common stock issued for repayment of debt	1,829	1,219	30,218	—	—	31,437	—	31,437
Convertible senior notes	—	—	(1,077)	—	—	(1,077)	—	(1,077)
Share-based compensation	—	—	10,936	—	—	10,936	—	10,936

BALANCE, December 31, 2009	43,729	$29,153	$211,618	$248,174	$(48,311)	$440,634	$10,290	$450,924

Comprehensive income, net of tax:
Net income	—	—	—	76,733	—	76,733	3,531	80,264
Translation adjustment	—	—	—	—	(1,519)	(1,519)	—	(1,519)
Unrealized gain on defined benefit plan	—	—	—		4,750	4,750	—	4,750

Total comprehensive income						79,964	3,531	83,495
Dividend to noncontrolling interest	—	—	—	—	—	—	(2,373)	(2,373)
Common stock issued for share-based plans	934	622	4,157	—	—	4,779	—	4,779
Excess tax benefit from share-based compensation	—	—	3,073	—	—	3,073	—	3,073
Convertible senior notes	—	—	(57)	—	—	(57)	—	(57)
Share-based compensation	—		13,051	—	—	13,051	—	13,051

BALANCE, December 31, 2010	44,663	$29,775	$231,842	$324,907	$(45,080)	$541,444	$11,448	$552,892

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

Years ended December 31,	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$80,264	$9,848	$30,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,365	42,507	37,941
Amortization of intangibles	4,431	4,665	3,706
Purchased in-process research and development	—	—	7,865
Amortization of convertible senior notes issuance costs	549	648	917
Amortization of discount on convertible senior notes	7,656	8,302	10,690
Share-based compensation	13,051	10,936	10,136
Excess tax benefit from share-based compensation	(3,073)	—	—
Loss (gain) on disposal of property, plant and equipment	(1,665)	67	(34)
Gain from extinguishment of debt	—	(1,164)	(15,696)
Deferred income taxes	(4,040)	(9,230)	(7,772)
Other	(464)	—	—
Changes in operating assets:
Accounts receivable	(23,604)	(26,758)	24,880
Inventories	(30,388)	12,340	(20,336)
Prepaid expenses and other current assets	(2,290)	3,298	(3,657)
Changes in operating liabilities:
Accounts payable	7,032	14,414	(11,239)
Accrued liabilities	8,022	(4,955)	(4,792)
Other liabilities	2,445	(210)	(508)
Income taxes payable	12,714	819	(5,459)

Net cash provided by operating activities	118,005	65,527	57,171

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(30)	(153,158)
Purchases of securities	—	—	(4,435)
Proceeds from sale of securities	296,600	24,025	7,282
Purchases of property, plant and equipment	(88,809)	(22,477)	(53,246)
Proceeds from sales of property, plant and equipment	2,163	342	56
Other	(385)	—	—

Net cash provided by (used by) investing activities	209,569	1,860	(203,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance on lines of credit and short term debt	3,762	126,563	55,114
Repayments on lines of credit and short-term debt	(303,192)	(45,084)	(49,016)
Net proceeds from the issuance of common stock	4,818	1,702	2,957
Excess tax benefit from share-based compensation	3,073	—	—
Dividend to noncontrolling interest	(2,300)	(1,498)	—
Proceeds from long-term debt	—	—	212,711
Repayments of long-term debt	(1,165)	(13,387)	(24,546)
Repayments of capital lease obligations	(268)	(381)	(352)
Other	(77)	—	—

Net cash provided by (used by) financing activities	(295,349)	67,915	196,868

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,277)	3,155	(3,221)

INCREASE IN CASH AND CASH EQUIVALENTS	28,948	138,457	47,317
CASH AND CASH EQUIVALENTS, beginning of year	241,953	103,496	56,179

CASH AND CASH EQUIVALENTS, end of year	$270,901	$241,953	$103,496

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

Years ended December 31,	2010	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,638	$10,518	$8,982

Income taxes	$9,617	$4,866	$7,290

Non-cash activities:
Property, plant and equipment purchased on accounts payable	$2,229	$(3,291)	$(2,333)

Fair value of common stock issued for repayment of long-term debt	$—	$(31,437)	$—

Acquisition:
Fair value of assets acquired	$—	$—	$(169,959)
Liabilities assumed	—	(30)	41,367
Cash acquired	—	—	(24,566)

Cash paid for the acquisition	$—	$(30)	$(153,158)

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
          Revenue recognition — Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when product is shipped to the customers. Generally, the Company recognizes revenue upon shipment to manufacturers (direct ship) as well as upon sales to distributors using the “sell in” model, which is when product is shipped to the distributors (point of purchase).
          Certain customers have limited rights of return and/or are entitled to price adjustments on products held in their inventory or upon sale to their end customers. The Company reduces net sales in the period of sale for estimates of product returns, distributor price adjustments and other allowances. The Company’s reserve estimates are based upon historical data as well as projections of sales, distributor inventories, price adjustments, average selling prices and market conditions. Actual returns and adjustments could be significantly different from the Company’s estimates and provisions, resulting in an adjustment to net sales.
          The Company records allowances/reserves for the following items: (i) ship and debit, which arise when the Company, from time to time based on market conditions, issues credit to certain distributors upon their shipments to their end customers, (ii) stock rotation, which are contractual obligations that permit certain distributors, twice a year, to return a portion of their inventory based on historical shipments to them in exchange for an equal and offsetting order, and (iii) price protection, which arise when market conditions cause average selling prices to decrease and the Company issues credit to certain distributors on their inventory.
          Ship and debit reserves are recorded as a reduction to net sales with a corresponding reduction to accounts receivable. Stock rotation reserves are recorded as a reduction to net sales with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. Price protection reserves are recorded as a reduction to net sales with a corresponding increase in accrued liabilities. Revenue is reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $31.5 million, $17.5 million and $12.5 million in 2010, 2009 and 2008, respectively.
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
          Short-term investments — The Company’s short-term investments in 2009 consisted primarily of auction rate securities (“ARS”), which were classified as trading securities. The Company classified the “put” option as a short-term investment as it was a free standing instrument tied to the ARS portfolio. As trading securities, both the ARS and the “put” option were recorded at fair value and gains and losses were recognized in the consolidated statements of income. On June 30, 2010, the Company put back its ARS portfolio to UBS AG at par value for cash pursuant to the settlement agreement with UBS AG. See Note 5 for additional information.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          Allowance for doubtful accounts — The Company evaluates the collectability of its accounts receivable based upon a combination of factors, including the current business environment and historical experience. If the Company is aware of a customer’s inability to meet its financial obligations, it records an allowance to reduce the receivable to the amount it reasonably believes will be collected from the customer. For all other customers, the Company records an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of a valuation allowances, which were approximately $0.8 million, $0.7 million and $1.3 million in 2010, 2009 and 2008, respectively.
          Inventories — Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. On an on-going basis, the Company evaluates inventory for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to the Company’s manufacturing facilities. If the Company’s review indicates a reduction in utility below carrying value, it reduces inventory to a new cost basis. If future demand or market conditions are different than the Company’s current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made.
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
          Goodwill and other intangible assets —Goodwill is tested for impairment on an annual basis, on October 1, and between annual tests if indicators of potential impairment exist. The fair value of the reporting units was calculated using the income approach and the market approach. Under the income approach, the fair value of the reporting units was calculated by estimating the present value of associated future cash flows. Under the market approach, the fair value was calculated using the guideline public company method and the mergers and acquisitions method. No impairment of goodwill has been identified during any of the periods presented.
          Convertible Senior Notes —The Company’s 2.25% convertible senior notes due 2026 (“Notes”) may be settled for cash upon conversion. As such, the Company is required to allocate a portion of the proceeds received from the issuance of the Notes between a liability and equity component by determining the fair value of the liability component using the Company’s non-convertible borrowing rate. The effective rate of the liability component was determined to be 8.5%, which is a comparable yield for nonconvertible notes with terms and conditions comparable to the Company’s Notes as of the date of issuance. The expected life of the Notes was determined to be five years as that is the earliest date in which the Notes can be put back to the Company at par value. As of December 31, 2010, 9 months remain over which the discount of the liability will be amortized.
          Debt issuance costs — In connection with the issuance of the Company’s Notes, the Company incurred approximately $6.2 million of debt issuance costs, which primarily consisted of investment banker, legal and accounting fees. Of this amount, $4.6 million was capitalized as other assets and is being amortized as a component of interest expense using the straight-line method over the life of the Notes from issuance through October 12, 2011. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense. Unamortized debt issuance costs were $0.4 million at December 31, 2010. The remaining $1.6 million was recorded as part of additional paid-in capital and is not being amortized.
          Impairment of long-lived assets — Certain of the Company’s long-lived assets are reviewed at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2010, the Company expects the remaining carrying value of assets to be recoverable. No impairment of long-lived assets has been identified during any of the periods presented. The weighted average amortization period for amortizable intangible assets is approximately 7.1 years.
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
          Shipping and handling costs — Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were $4.6 million, $2.9 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
          Valuation of financial instruments — The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, working capital line of credit, and long-term debt approximate fair value due to their current market conditions, maturity dates and other factors. Short-term investments, including trading securities and the “put” option related to the Company’s ARS portfolio, were recorded at their estimated fair values with changes in fair value reflected in the consolidated statements of income, until June 30, 2010 when the Company put back its ARS portfolio to UBS AG at par value for cash pursuant to the settlement agreement with UBS AG. See Note 5 for additional information.
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
          Earnings per share — Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, including those related to share-based compensation and convertible senior notes. Earnings per share are computed using the “treasury stock method.” The convertible senior notes include a net share settlement feature which requires the Company to redeem the par amount of the note in cash and any remaining value, assuming the note is in-the-money, in incremental shares, cash, or a combination thereof. The net-share settled convertible, as structured, allows the Company to use the treasury stock method of calculating diluted earnings per share. The incremental value of the shares will be determined based on the average price of the Company’s common stock over the reporting period. There are no shares in the earnings per share calculation for the years ended December 31, 2010, 2009 and 2008 related to the convertible senior notes as the average stock price did not exceed the conversion price and, therefore, there is no conversion spread.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
For the years ended December 31, 2010, 2009 and 2008, options and share grants outstanding for 2.1 million shares, 3.4 million shares and 1.1 million shares, respectively, of common stock have been excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

	Year Ended December 31,
	2010	2009	2008
Net income attributable to common stockholders for earnings per share computation	$76,733	$7,513	$28,239

Basic
Weighted average number of common shares outstanding during the year	44,146	42,237	40,709

Basic earnings per share attributable to common stockholders	$1.74	$0.18	$0.69

Diluted
Weighted average number of common shares outstanding used in calculating basic earnings per share	44,146	42,237	40,709

Add: incremental shares upon stock option exercise and non-vested stock awards	1,400	1,212	1,929

Weighted average number of common shares outstanding used in calculating diluted earnings per share	45,546	43,449	42,638

Diluted earnings per share attributable to common stockholders	$1.68	$0.17	$0.66

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
          The amount of compensation expense recognized using the Black-Scholes-Merton model requires the Company to exercise judgment and make assumptions relating to the factors that determine the fair value of its stock option grants. The fair value calculated by this model is a function of several factors, including the grant price, the expected future volatility, the expected term of the option and the risk-free interest rate of the option. The expected term and expected future volatility of the options require judgment. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest. The Company estimates the forfeiture rate based on historical experience, and to the extent its actual forfeiture rate is different from its estimate, share-based compensation expense is adjusted accordingly.
          Functional currencies and foreign currency translation — The functional currency for most of the Company’s international operations is the U.S. dollar. However, some of its subsidiaries functional currency is their local currency, as the Company believes it is the appropriate currency. The Company believes the New Taiwan (“NT”) dollar is the functional currency at Diodes Taiwan Inc. and the British Pound Sterling (“GBP”) is the functional currency at Diodes Zetex Limited, which most appropriately reflects the current economic facts and circumstances of their operations. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Income and expense accounts denominated in foreign currencies are translated at the weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          The Company uses the U.S. dollar as the functional currency in Diodes Hong Kong Limited, Shanghai Kai Hong Electronic Co., Ltd. and Shanghai Kai Hong Technology Co., Ltd. as substantially all monetary transactions are made in U.S. dollars, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, the Company periodically assesses its position with respect to the functional currency of its foreign subsidiaries. Included in other income are foreign exchange losses of $0.4 million, $4.7 million and $6.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
          Asset retirement obligations — The Company recognizes assets retirement obligations (“ARO’s”) when incurred, with the initial measurement at fair value. These liabilities are accreted to full value over time through charges to income. In addition, asset retirement costs are capitalized as part of the related asset’s carrying value and are depreciated over the assets respective useful life. The Company’s ARO’s consist primarily of estimated costs to return leased property to its original condition. As of December 31, 2010 and 2009, the liabilities of $0.3 million for ARO’s are included in the Company’s consolidated balance sheet as other long-term liabilities.
          Investment in joint ventures — Investment in joint ventures over which the Company does not have the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. These investments are evaluated for impairment, in which an impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be “other than temporary.” In judging “other than temporary,” the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company’s longer-term intent of retaining the investment in the investee. As of December 31, 2010 and 2009, the value of the Company’s investment in joint ventures of $1.2 million and $0.5 million, respectively, are included in the Company’s consolidated balance sheet as other assets.
          Contingencies — From time to time, the Company may be involved in a variety of legal matters that arise in the normal course of business. Based on information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.
          Comprehensive income (loss) — GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of other comprehensive income or loss include foreign currency translation adjustments, unrealized gain or loss on defined benefit plan, foreign currency gain (loss) on forward contracts and other items. Accumulated other comprehensive loss was $(45.1) million, $(48.3) million and $(48.4) million at December 31, 2010, 2009 and 2008, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          Total Comprehensive Income (Loss)

	Twelve Months Ended December 31,
	2010	2009	2008
Net income	$80,264	$9,848	$30,529

Translation adjustment	(1,519)	7,963	(40,106)

Unrealized gain (loss) on defined benefit plan, net of tax	4,750	(12,346)	(4,722)

Foreign currency gain (loss) on forward contracts, net of tax	—	4,511	(4,511)

Comprehensive income (loss)	83,495	9,976	(18,810)

Comprehensive income attributable to noncontrolling interest	3,531	2,335	2,290

Total comprehensive income (loss) attributable to common stockholders	$79,964	$7,641	$(21,100)

          There is no income tax expense or benefit associated with each component of comprehensive income. As of December 31, 2010, the accumulated balance for each component of comprehensive income are as follows:

Translation adjustment	$(29,230)

Unrealized loss on defined benefit plan, net of tax	$(15,850)
          Reclassifications — Certain amounts from prior periods have been reclassified to conform to the current years’ presentation.
          Recently issued accounting pronouncements — In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The provisions of ASU No. 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
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
          In December 2010, the FASB issued ASC No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). ASU No. 2010-28 addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In addition, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The provisions of ASC No. 2010-28 are effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
          In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU No. 2010-29 clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company is currently in the process of determining the impact, if any, of the adoption of the ASU on its consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 2 — BUSINESS ACQUISITIONS
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

          In addition, in order to finance the acquisition, the Company entered into a margin loan agreement with UBS Financial Services Inc. for $165 million, collateralized by the Company’s ARS portfolio. On November 4, 2008, the Company entered into a no net cost credit line (“no net cost”) loan, which replaced the margin loan. On June 30, 2010, the Company fully repaid the “no net cost” loan. See Note 10 for additional information.
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

          Subsequent to the acquisition, the Company evaluated and adjusted its inventory for a reasonable profit allowance, which is intended to permit the Company to report only the profits normally associated with its activities following the acquisition as it relates to the work-in-progress and finished goods inventory. As such, the Company increased its acquired inventory from Zetex by approximately $5.4 million, and subsequently recorded that increase, adjusted for foreign exchange rates, into cost of goods sold in the amount of approximately $5.2 million during 2008.
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
          Amortization expense associated with identified intangible assets will approximate between $1.8 million and $3.8 million per year over the next 5 to 10 years. In addition, the Company expects goodwill to be deductible for tax purposes.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          The following unaudited pro forma consolidated results of operations for the year ended December 31, 2008 has been prepared as if the acquisition of Zetex had occurred on January 1, 2008 (unaudited):

Twelve Months
Ended
December 31, 2008
Net revenues	$483,026
Net income	$26,742
Net income per common share—Basic	$0.66
Net income per common share—Diluted	$0.63
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

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 3 — FOREIGN CURRENCY HEDGING
          As a multinational Company, sales transactions are denominated in a variety of currencies. In connection with the acquisition of Zetex, the Company acquired forward exchange contracts, designated as foreign-currency cash flow hedges, to reduce the potentially adverse effects of foreign-currency exchange rate fluctuations that occur from sales denominated in currencies other than the GBP, which is the functional currency of Zetex. The Company used these forward exchange contracts to hedge, thereby attempting to reduce the Company’s overall exposure to the effects of currency fluctuations on cash flows. The Company does not permit speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.
          As of December 31, 2009, the Company no longer held forward contracts as they matured during 2009. Additionally, for all periods presented, there was no significant impact on results of operations from discontinued cash flow hedges as a result of forecasted transactions that did not occur.
          The following details the location and amount of gains and losses on derivative instruments in the consolidated statements of income for the years ended December 31:

December 31, 2009
Amount of
Gain (Loss)
Recognized
			Amount of		in Income on
			Gain (Loss)		Derivative
	Amount of		Reclassified	Location of Gain	(Ineffective
	Gain (Loss)		from	(Loss) Recognized in	Portion and
	Recognized	Location of Gain	Accumulated	Income on Derivative	Amount
	in OCI on	(Loss) Reclassified	OCI into	(Ineffective Portion	Excluded
	Derivative	from Accumulated	Income	and Amount Excluded	from
Derivatives in Cash Flow	(Effective	OCI into Income	(Effective	from Effectiveness	Effectiveness
Hedging Relationships	Portion)	(Effective Portion)	Portion)	Testing)	Testing)
Foreign exchange contracts	$961	Other income (expense)	$(3,595)	Other income (expense)	$—

December 31, 2008
Amount of
Gain (Loss)
Recognized
			Amount of		in Income on
			Gain (Loss)		Derivative
	Amount of		Reclassified	Location of Gain	(Ineffective
	Gain (Loss)		from	(Loss) Recognized in	Portion and
	Recognized	Location of Gain	Accumulated	Income on Derivative	Amount
	in OCI on	(Loss) Reclassified	OCI into	(Ineffective Portion	Excluded
	Derivative	from Accumulated	Income	and Amount Excluded	from
Derivatives in Cash Flow	(Effective	OCI into Income	(Effective	from Effectiveness	Effectiveness
Hedging Relationships	Portion)	(Effective Portion)	Portion)	Testing)	Testing)
Foreign exchange contracts	$(9,119)	Other income (expense)	$(3,578)	Other income (expense)	$-

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 4 — FAIR VALUE MEASUREMENTS
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
          Due to lack of observable market quotes on the Company’s ARS portfolio and “put” option, the fair value measurements were estimated using Level 3 inputs. The fair value was based on factors that reflect assumptions market participants would use in pricing, including, among others: relevant future market conditions including those that are based on the expected cash flow streams, the underlying financial condition and credit quality of the issuer and bond insurer, the percent of the Federal Family Education Loan Program (“FFELP”) guaranty, and the maturity of the securities, as well as the market activity of similar securities. The valuation of the Company’s ARS investment portfolio was subject to uncertainties that are difficult to predict and the future actual market prices may differ materially. See Note 5 for additional information regarding the Company’s ARS portfolio.
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
          Given that the “put” option was a free standing instrument and the rights are not transferable, the existence of the “put” option did not affect the separate determination of the fair value of the ARS portfolio since the price a market participant would be willing to pay for the ARS portfolio would not include the “put” option. Therefore, the “put” option cannot be considered in determining the value of the ARS portfolio.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          Upon reaching settlement with UBS AG, the Company transferred its ARS portfolio from an available-for-sale securities category to trading securities category. Although transfers into trading securities should be rare, the Company believes that the unprecedented failure of the ARS market and its settlement with UBS AG meets the conditions for such a rare transfer. When the Company made the transfer, all of the previously recorded unrealized losses in comprehensive income were included in the consolidated statement of income.
          Since the Company elected to transfer its ARS portfolio from available-for-sale securities category to trading securities category and made the fair value election for the “put” option, all fair value changes for both were included in the consolidated statements of income, thereby creating accounting symmetry at both inception of the settlement and until the Company exercised its “put” option. See Notes 5 and 10 for additional information regarding the Company’s settlement with UBS AG.
          On June 30, 2010, the Company put back its ARS portfolio to UBS AG at par value pursuant to the settlement agreement with UBS AG. Upon exercise of the put option, the Company liquidated its ARS, for cash and used the proceeds to fully repay the related “no net cost” loan with UBS Bank.
          Financial assets and liabilities carried at fair value as of December 31, 2009 are classified in the following tables:

Description	Level 1	Level 2	Level 3	Total
Short-term — trading securities	$—	$—	$271,567	$271,567
Short-term — put option	—	—	25,033	25,033

Total	$—	$—	$296,600	$296,600

          The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended December 31, 2009 and 2010:

Level 3
Beginning balance as of January 1, 2009	$320,625

Unrealized gain from trading securities	7,062

Unrealized loss from put option	(7,062)

Purchases, issuances, and settlements	(24,025)

Ending balance as of December 31, 2009	296,600

Purchases, issuances, and settlements	(296,600)

Ending balance as of December 31, 2010	$—

          Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2010 and 2009. Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill, other intangible assets and other non-financial long-lived assets.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 5 — SHORT-TERM INVESTMENTS
          As of December 31, 2010, the Company did not have any short-term investments.
          Short term investments as of December 31, 2009 are as follows:

		Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Short-term investments
Short-term — trading securities	$296,600	$—	$(25,033)	$271,567
Short-term — put option	—	25,033	—	25,033

Total short-term investments	$296,600	$25,033	$(25,033)	$296,600

          As of December 31, 2009, the Company had $296.6 million invested in ARS, which were instruments that provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals. These mechanisms historically have allowed existing investors to roll over their holdings and continue to own the respective securities or to liquidate their holdings by selling their securities at par value.
          Historically, the Company invested in ARS for short periods of time as part of its cash management program. However, in 2008, due to uncertainties in the credit markets and the failure of the auctions for the Company’s ARS, the Company and other investors were prevented from liquidating holdings of ARS. An auction failure, which is not a default in the underlying debt instrument, occurs when the amount of securities submitted for sale exceeds the amount of purchase orders.
          On October 29, 2008, the Company reached a settlement with UBS AG. As part of the settlement, the Company transferred its ARS portfolio from available-for-sale securities category to trading securities category. Although transfers into trading securities should be rare, the Company believes that the unprecedented failure of the ARS market and its settlement with UBS AG met the conditions for such a rare transfer. When the Company made the transfer all of the previously recorded unrealized losses in comprehensive income, it transferred the losses to the consolidated statement of income.
          In connection with the settlement with UBS AG the Company was given the option to “put” the ARS portfolio back to UBS AG at anytime during June 30, 2010 and July 2, 2012 at par value. The “put” option was a free standing instrument and the rights are not transferable. Upon settlement, the Company elected the fair value option for the “put” option and recorded an asset and a gain for the fair value of the “put” option. As of December 31, 2009, the “put” option was classified as a short-term investment as it was a free standing instrument tied to the ARS portfolio, which were also classified as short-term investments. In addition, as of December 31, 2009, the Company’s portfolio of ARS were valued using a valuation model that relied exclusively on Level 3 inputs. See Note 4 for additional information regarding fair value measurements of the Company’s ARS portfolio and put option.
          On June 30, 2010, the Company put back its ARS portfolio to UBS AG at par value pursuant to the settlement agreement with UBS AG. Upon exercise of the put option, the Company liquidated its ARS, for cash and used the proceeds to fully repay the related “no net cost” loan with UBS Bank.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 6 — INVENTORIES
          Inventories, stated at the lower of cost or market value, at December 31 were:

	2010	2009
Finished goods	$34,551	$32,343
Work-in-progress	35,189	24,029
Raw materials	50,949	33,280

	$120,689	$89,652

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT
          Property, plant and equipment at December 31 were:

	2010	2009
Buildings and leasehold improvements	$42,353	$31,835
Construction in-progress	4,607	6,395
Machinery and equipment	354,008	284,322

	400,968	322,552
Less: Accumulated depreciation and amortization	(215,213)	(173,498)

	185,755	149,054

Land	14,990	13,934

	$200,745	$162,988

          Depreciation and amortization of property, plant and equipment was $47.4 million, $42.5 million and $37.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 8 — INTANGIBLE ASSETS
          Intangible assets subject to amortization at December 31 were as follows:

December 31, 2010
		Gross		Currency
		Carrying	Accumulated	Exchange
Intangible Assets	Useful life	Amount	Amortization	and Other	Net

Amortized intangible assets:

Patents	5-15 years	$10,892	$(3,822)	$(303)	$6,767

Software license	3 years	1,212	(1,149)	(63)	—

Developed product technology	2-10 years	29,643	(8,520)	(5,943)	15,180

Customer relationships	12 years	6,917	(1,190)	(1,409)	4,318

Total amortized intangible assets:		$48,664	$(14,681)	$(7,718)	$26,265

Intangible assets with indefinite lives:

Trademarks and trade names	Indefinite	$3,162	$—	$(657)	$2,505

Total Intangible assets with indefinite lives:		$3,162	$—	$(657)	$2,505

Total intangible assets:		$51,826	$(14,681)	$(8,375)	$28,770

December 31, 2009
		Gross		Currency
		Carrying	Accumulated	Exchange
Intangible Assets	Useful life	Amount	Amortization	and Other	Net

Amortized intangible assets:

Patents	5-15 years	$10,844	$(3,004)	$(414)	$7,426

Software license	3 years	1,212	(1,149)	(63)	—

Developed product technology	2-10 years	29,643	(5,359)	(4,327)	19,957

Customer relationships	12 years	6,917	(738)	(1,254)	4,925

Total amortized intangible assets:		$48,616	$(10,250)	$(6,058)	$32,308

Intangible assets with indefinite lives:

Trademarks and trade names	Indefinite	$3,162	$—	$(578)	$2,584

Total Intangible assets with indefinite lives:		$3,162	$—	$(578)	$2,584

Total intangible assets:		$51,778	$(10,250)	$(6,636)	$34,892

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          Amortization expense related to intangible assets subject to amortization was $4.4 million, $4.7 million and $3.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
          Amortization of intangible assets through 2015 is as follows:

Years
2011	$4,416
2012	4,373
2013	3,606
2014	2,917
2015	2,550

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 9 — GOODWILL
          Changes in goodwill for the years ended December 31 were as follows:

Balance at December 31, 2008	$56,791
Acquisitions and purchase price adjustments	9,587
Currency exchange and other	1,697

Balance at December 31, 2009	$68,075

Currency exchange and other	874

Balance at December 31, 2010	$68,949

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 10 — BANK CREDIT AGREEMENTS AND OTHER SHORT-TERM AND LONG-TERM DEBT
          Lines of credit — The Company maintains credit facilities with several financial institutions through its entities in the U.S., Asia and Europe totaling $50 million. On November 25, 2009 the Company entered into a credit agreement with Bank of America, N.A. (“Bank of America”) as modified by a certain letter dated as of March 31, 2010, the First Amendment to Credit Agreement dated as of July 16, 2010, the Second Amendment to Credit Agreement dated as of November 24, 2010 and the Third Amendment to Credit Agreement dated as of February 4, 2011 (collectively the “Credit Agreement”). The Credit Agreement provides for a $10 million revolving credit facility (the “Revolver”) and a $10 million uncommitted facility (the “Uncommitted Facility”). The Revolver includes a $1.5 million sublimit for letters of credit. Both the Revolver and the Uncommitted Facility mature on November 23, 2011 (the “Maturity Date”). Any borrowing and obligations under the Revolver or under the Uncommitted Facility is secured by accounts, chattel paper, deposit accounts and inventory, and all dividends, distributions, and income attributable to proceeds, products, additions to, substitutions, replacements and supporting obligations for, model conversions, and accessions of the foregoing, of the Company and of certain of its subsidiaries. Certain subsidiaries of the Company also guaranty any borrowing and obligations and pledge their interests to Bank of America in certain subsidiary stock owned by such subsidiary guarantors.
          In addition, the Credit Agreement contains certain restrictive and financial covenants, including, but not limited to, the following: (a) the Company shall maintain on a consolidated basis a Fixed Charge Coverage Ratio of not less than 2.00 to 1.0 and a Quick Ratio of not less than 1.50 to 1.0 (excluding the Company’s Notes for both ratios); (b) the Company and its subsidiaries shall not create, incur, assume or suffer to exist any lien upon any of its property, assets or revenues except as specified in the Credit Agreement; (c) the Company and its subsidiaries shall not make any investments except as specified in the Credit Agreement; (d) the Company and its subsidiaries shall not create, incur, assume or suffer to exist any indebtedness except as specified in the Credit Agreement; (e) the Company and its subsidiaries shall not dissolve or merge or consolidate with or into another entity except as specified in the Credit Agreement; (f) the Company and its subsidiaries shall not make any disposition except as specified in the Credit Agreement; (g) the Company and its subsidiaries shall not make any restricted payment, or issue or sell any equity interests, except as specified in the Credit Agreement; (h) the Company and its subsidiaries shall not engage in any material line of business substantially different from those lines of business that are currently conducted by the Company and its subsidiaries; (i) the Company and its subsidiaries shall not enter into any transaction of any kind with any affiliate of the Company except as specified in the Credit Agreement; (j) the Company and its subsidiaries shall not enter into certain burdensome contractual obligations except as specified in the Credit Agreement; and (k) the Company and its subsidiaries shall not use the proceeds of any credit extension to purchase or carry margin stock or to extend credit to others for the purpose of purchasing or carrying margin stock or to refund indebtedness originally incurred for such purpose. As of December 31, 2010, the Company was in compliance with these covenants.
          The credit unused and available under the various facilities as of December 31, 2010, was $46.7 million (net of $3.3 million credit used for import and export guarantee), as follows:

2010		Outstanding at December 31,
Lines of Credit	Terms	2010	2009
$30,000	Unsecured, interest at LIBOR plus margin, due quarterly	$—	$2,814

10,000	Secured, interest at LIBOR plus margin, due monthly (Revolver)	—	—

10,000	Secured, uncommitted, interest at LIBOR plus margin, due monthly (Uncommitted Facility)	—	—

$50,000		$—	$2,814

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          Short-term debt — The balances as of December 31, consist of the following:

	2010	2009
Convertible Senior Notes:

Convertible senior notes principal amount	$134,293	$—

Less: unamortized discount	(6,032)	—

Convertible senior notes net carrying amount	$128,261	$—

“No net cost” loan from UBS Bank, secured by Company’s ARS portfolio, with no maturity date. On June 30, 2010, the Company put back its ARS portfolio to UBS AG at par value pursuant to the settlement agreement with UBS AG. Upon exercise of the put option, the Company liquidated its ARS, for cash and used the proceeds to fully repay the related “no net cost” loan with UBS Bank.	—	296,600

Short-term debt	$128,261	$296,600

          The weighted average interest rate on short-term borrowings outstanding as of December 31, 2010 and 2009 was 2.25% and 2.0%, respectively.
          Long-term debt — The balances as of December 31, consist of the following:

	2010	2009
Convertible Senior Notes:

Convertible senior notes principal amount	$—	$135,078

Less: unamortized discount	—	(13,745)

Convertible senior notes net carrying amount	$—	$121,333

Notes payable to Taiwan bank, principal amount of TWD 158 million, variable interest (approximately 2.0% as of December 31, 2010 and 2009), of which TWD 132 million matures on July 6, 2021, and TWD 26 million matures July 6, 2013, secured by land and building.	3,811	3,837

	3,811	125,170
Less: Current portion	(418)	(373)

Long-term debt, net of current portion	$3,393	$124,797

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          The annual contractual maturities of long-term debt at December 31, 2010 are as follows:

2011	418
2012	427
2013	412
2014	304
2015	310
Thereafter	1,940

Total long-term debt	$3,811

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
          On each of October 1, 2011, October 1, 2016 and October 1, 2021, holders may require the Company to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. Therefore, during the fourth quarter of 2010, the Company reclassified its Notes from long-term debt to current liabilities. Should the holders choose to require the Company to purchase their Notes on October 1, 2011, the Company will be required to use available funds and/or seek alternative means to service the debt.
          In addition, note holders may require the Company to repurchase all or a portion of its Notes upon a fundamental change, as described in the prospectus, at a repurchase price in cash equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Future minimum interest payments related to the Notes as of December 31, 2010 are $3.0 million for each year from 2011 through 2015. Future minimum payments related to the Notes as of December 31, 2010 for 2016 and thereafter include $17.4 million in interest and $134.3 million in principal for a total of $151.7 million.
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
          As of December 31, the liability and equity components are as follows:

December 31, 2010
Liability	Liability	Liability	Equity
Component	Component	Component	Component
Principal	Net Carrying	Unamortized	Carrying
Amount	Amount	Discount	Amount
$134,293	$128,261	$6,032	$35,515

December 31, 2009
Liability	Liability	Liability	Equity
Component	Component	Component	Component
Principal	Net Carrying	Unamortized	Carrying
Amount	Amount	Discount	Amount
$135,078	$121,333	$13,745	$36,858
          The amount of interest expense, including amortization of debt discount for the liability component and debt issuance costs, for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Notes contractual interest expense	$3,077	$3,576	$5,088
Amortization of debt discount	7,656	8,302	10,690
Amortization of debt issuance costs	549	648	917

Total	$11,282	$12,526	$16,695

          During 2010, 2009 and 2008, the Company repurchased $60.9 million principal amount of the Notes for approximately $34.5 million in cash and $34.8 million principal amount of the Notes in exchange for approximately $31.4 million in shares of Common Stock. As of December 31, 2010, the Company has repurchased a total of $95.7 million principal amount of Notes.
          “No Net Cost” Loan
          In connection with the acquisition of Zetex, the Company entered into a $165 million interest-bearing margin loan with UBS Financial Services, Inc., secured by the Company’s ARS portfolio. See Note 2 for additional information regarding the Zetex acquisition.
          On November 4, 2008, the Company accepted an offer of a “no net cost” loan, which replaced the margin loan, from UBS BANK USA (“UBS Bank”), an affiliate of UBS AG and was collateralized by the Company’s ARS portfolio. Under the “no net cost” loan, UBS Bank will not make an advance against the ARS collateral in amounts equal to the fair market or par value of the ARS collateral unless the Company arranges for another person or entity to provide additional collateral or assurances on terms and conditions satisfactory to the UBS Bank. In addition, UBS Bank may demand full or partial payment or terminate and cancel the “no net cost” loan, at its sole option and without cause, at any time. However, If at any time UBS Bank exercises its right of demand under certain sections of the Credit Line Agreement, UBS Financial Services, Inc. shall provide as soon as reasonably possible, alternative financing on substantially the same terms and conditions as those under the Credit Line Agreement and UBS Bank agrees that the Credit Line Agreement shall remain in full force and effect until such time as such alternative financing has been established. If alternative financing cannot be established, then one of the UBS Entities will purchase the pledged ARS at par. Furthermore, if the

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
Company elects to sell any ARS that are pledged as collateral under the Credit Line Agreement with UBS Bank to a purchaser other than UBS Bank, UBS Bank intends to exercise its right to demand repayment of the “no net cost” loan relating to the ARS sold by the Company.
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
          On June 30, 2010, the Company put back its ARS portfolio to UBS AG at par value pursuant to the settlement agreement with UBS AG. Upon exercise of the put option, the Company liquidated its ARS, for cash and used the proceeds to fully repay the related “no net cost” loan with UBS Bank.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 11 — CAPITAL LEASE OBLIGATIONS
          Future minimum lease payments under capital lease agreements are summarized as follows:
For years ending December 31,

2011	$340
2012	340
2013	340
2014	340
Thereafter	478

1,838
Less: Interest	(178)

Present value of minimum lease payments	1,660

Less: Current portion	(280)

Long-term portion	$1,380

          At December 31, 2010, property under capital leases had a cost of $3.4 million, and the related accumulated depreciation was $1.8 million. Depreciation of assets held under capital lease is included in depreciation expense.
NOTE 12 — ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES
          Accrued liabilities at December 31 were:

	2010	2009
Compensation and payroll taxes	$12,418	$6,665
Accrued expenses	7,701	6,960
Accrued pricing adjustments	5,252	4,627
Equipment purchases	3,191	5,420
Accrued professional services	1,483	1,314
Other	6,892	6,165

	$36,937	$31,151

          Other long-term liabilities at December 31 were:

	2010	2009
Accrued defined benefit plan	$25,286	$29,304
Unrecognized tax benefits	9,176	8,067
Deferred compensation	2,734	2,919
Other	324	165

	$37,520	$40,455

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 13 — STOCKHOLDERS’ EQUITY
          As of December 31, 2010, the Company had approximately 44.7 million common shares outstanding. During 2010, shares outstanding increased by approximately 1.0 million shares, primarily due to shares issued in conjunction with share-based plans.
          Additional paid-in capital increased approximately $20.0 million in the year ended December 31, 2010, primarily due to approximately $13.1 million in share-based compensation expense and approximately $7.2 million in conjunction with issuing shares related to share-based plans.
          The Company’s credit agreement with Bank of America permits the Company to pay dividends to its stockholders so long as it is not in default and is in continuing operation at the time of such dividend. The payment of dividends is within the discretion of the Company’s Board of Directors, and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, and general business conditions. See Note 10 for additional information regarding the Company’s credit agreements.
NOTE 14 — RESTRUCTURING COSTS
          In the year ended December 31, 2008, the Company recorded approximately $4.1 million in restructuring costs mainly relating to the reduction of its European workforce at its U.K. operations in Oldham of which accounted for approximately $3.0 million and to a lesser extent workforce reductions at its manufacturing operations in China. The expense primarily consisted of termination and severance costs. The restructuring was completed during the first quarter of 2009.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 15 — INCOME TAXES
          The components of the income tax provision (benefit) are as follows:

	2010	2009	2008
Current tax provision (benefit)
Federal	$330	$—	$—
Foreign	23,211	7,458	9,748
State	25	14	(612)

	23,566	7,472	9,136

Deferred tax provision (benefit)
Federal	243	(4,510)	(4,509)
Foreign	(7,079)	(3,050)	(5,992)

	(6,836)	(7,560)	(10,501)
Liability for unrecognized tax benefits	1,109	1,390	(793)

Total income tax provision (benefit)	$17,839	$1,302	$(2,158)

          Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010		2009		2008
		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings	Amount	earnings	Amount	earnings
Federal tax	$34,336	35.0	$3,881	35.0	$9,931	35.0
State income taxes, net of federal tax provision (benefit)	293	0.3	(196)	(1.8)	(386)	(1.4)
Foreign income taxed at lower tax rates	(5,050)	(5.2)	(14,536)	(131.1)	(16,908)	(59.6)
Subpart F income and foreign dividends, net of foreign tax credits	(7,000)	(7.1)	6,562	59.2	2,009	7.1
Valuation allowance — foreign tax credit carryforwards	2,283	2.3	3,851	34.7	550	1.9
Liability for unrecognized tax benefits	1,109	1.1	1,390	12.5	(412)	(1.4)
U.S. provision-to-return adjustments	(2,345)	(2.4)	(1,663)	(15.0)	—	—
Valuation allowance — net operating loss carryforwards	(5,820)	(5.9)	1,840	16.6	—	—
Non-deductible in process research and development	—	—	—	—	2,753	9.7
Other	33	0.1	173	1.6	305	1.1

Income tax provision (benefit)	$17,839	18.2	$1,302	11.7	$(2,158)	(7.6)

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          For the year ended December 31, 2008, the Company reported domestic and foreign pre-tax income/(loss) of $(19.1) million and $47.5 million, respectively, including $14.3 million of deductions relating to purchase accounting adjustments from the Zetex acquisition for IPR&D, inventory adjustment for reasonable profit allowance and amortization of acquisition-related intangible assets. For the year ended December 31, 2009, the Company reported domestic and foreign pre-tax income (loss) of $(46.8) million and $57.9 million, respectively. For the year ended December 31, 2010, the Company reported domestic and foreign pre-tax income (loss) of $(31.9) million and $130.0 million, respectively.
          The Company’s global presence requires the Company to pay income taxes in a number of jurisdictions. In general, earnings in the U.S. are currently subject to tax rates of 35%. Earnings in Taiwan and Hong Kong are also subject to U.S. taxes with respect to those earnings that are derived from product manufactured by the Company’s China subsidiaries and sold to customers outside of Taiwan and Hong Kong. The U.S. tax rate on this Subpart F income is computed as the difference between the foreign effective tax rates and the U.S. tax rate. In accordance with U.S. tax law, the Company receives credit against the Company’s U.S. tax liability for income taxes paid by its foreign subsidiaries.
          Earnings in Hong Kong are subject to a 16.5% tax for local sales or local source sales; all other Hong Kong sales are not subject to foreign income taxes. In Taiwan, earnings are subject to 20% in 2009 and 17% income tax rate thereafter. In addition, Taiwan earnings are subject to an additional 10% retained earnings tax should the Taiwan earnings not be distributed. As an incentive for the formation of Anachip Corp., its earnings are subject to a five-year tax holiday (subject to certain qualifications of Taiwanese tax law). In the third quarter of 2006, the Company elected to begin this five-year tax holiday as of January 1, 2006.
          In June 2008, the Company completed the acquisition of all the outstanding ordinary capital stock of Zetex. Zetex’s earnings in the U.K. are currently subject to a tax rate of 28% and its earnings in Germany are subject to a 30% tax rate. In addition, its U.K. earnings are also subject to U.S. income taxes less a credit for U.K. income taxes paid. For 2011, the Company expects a U.K. tax rate of 27%.
          The recent China government income tax reform increased the corporate income tax rate in China to 25% beginning in 2008. The earnings of Shanghai Kai Hong Technology Co., Ltd., which is located in the Songjiang Export Zone of Shanghai, China, were subject to a preferential tax rate of 7.5% in 2007, and 12.5% in both 2008 and 2009. Due to its qualification as a high technology company, the earnings of Shanghai Kai Hong Electronic Co., Ltd. were subject to a preferential tax rate of 12% in 2007 and 15% thereafter. For 2011, the Company expects a tax rate of 15% for both subsidiaries.
          The impact of tax holidays decreased the Company’s tax expense by approximately $8.4 million, $7.4 million and $6.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the year ended December 31, 2008 was approximately $0.16. The benefit of the tax holidays on basic and diluted earnings per share for the year ended December 30, 2009 was approximately $0.17. The benefit of the tax holidays on basic and diluted earnings per share for the year ended December 30, 2010 was approximately $0.19 and $0.18, respectively.
          The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          In accordance with the provisions related to accounting for uncertainty in income taxes, the Company recognizes the impact of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Balance at January 1,	$8,064	$3,706
Additions based on tax positions related to the current year	1,934	4,935
Reductions for prior years tax positions	(825)	(577)

Balance at December 31,	$9,173	$8,064

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
          At December 31, 2010 and 2009, the Company’s deferred tax assets and liabilities are comprised of the following items:

	2010	2009
Deferred tax assets, current
Inventory cost	$5,657	$4,464
Accrued expenses and accounts receivable	1,546	1,745
Share based compensation and others	1,073	1,625

Total deferred tax assets, current	$8,276	$7,834

Deferred tax assets, non-current
Plant, equipment and intangible assets	$1,325	$1,585
Foreign tax credits	19,993	14,796
Research and development tax credits	3,884	2,790
Net operating loss carryforwards	2,156	5,471
Accrued pension	15,078	—
Share based compensation and others	10,625	9,096

	53,061	33,738
Valuation allowances	(25,855)	(11,285)

Total deferred tax assets, non-current	27,206	22,453

Deferred tax liabilities, non-current
Step up in basis — acquisition	(10,321)	(11,393)
Convertible debt interest	(15,311)	(18,804)

Total deferred tax liabilities, non-current	(25,632)	(30,197)

Net deferred tax assets, non-current	$1,574	$(7,744)

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries; accordingly, U.S. taxes are not being recorded on undistributed foreign earnings. As of December 31, 2010, the Company has undistributed earnings from its non-U.S. operations of approximately $254 million (including approximately $27 million of restricted earnings which are not available for dividends). Additional federal and state income taxes of approximately $44 million would be required should such earnings be repatriated to the U.S.
          At December 31, 2010, the Company had federal and state tax credit carryforwards available to offset future regular income and partially offset alternative minimum taxable income of approximately $18.5 million and $0.7 million, respectively. The federal tax credit carryforwards began to expire in 2011 and the state tax credit carryforwards will begin to expire in 2020. The Company determined that it was more likely than not that a portion of its federal foreign tax credit carryforwards would expire before they could be utilized. Accordingly, the Company recorded valuation allowances of $2.3 million, $3.9 million and $0.6 million during the years ended December 31, 2010, 2009 and 2008, respectively.
          At December 31, 2010, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $29.2 million and $68.0 million, respectively, available to offset future regular and alternative minimum taxable income. The federal NOL carryforwards will begin to expire in 2018 and the state NOL carryforwards will begin to expire in 2013. Furthermore, the Company determined that it was more likely than not that a portion of its federal and state net operating loss carryforwards would expire before they could be fully utilized and recorded a valuation allowance of $1.8 million during the year ended December 31, 2009. The Company subsequently determined that the loss carryforwards would be fully utilized and reversed the $1.8 million valuation allowance in 2010.
          The Company has unrecorded tax benefits related to the exercise of non-qualified stock options and the disqualified disposition of incentive stock options. The tax benefits of approximately $14.8 million of NOLs related to stock option exercises in 2010, 2009 and 2008 will be credited to additional paid-in capital when realized. During 2010, the Company realized a tax benefit of $3.1 million related to stock option exercises which was credited to additional paid-in capital. In addition, the Company has U.S. and U.K. tax benefits of $15.1 million, and an offsetting valuation allowance of approximately $15.1 million, related to its accrued pension liability that would be creditable to additional paid-in capital when realized.

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
          Net period benefit costs associated with the defined benefit were approximately $1.4 million and $1.0 million for the year ended December 31, 2010 and 2009, respectively. All unrecognized actuarial gains and losses, prior service costs and accumulated other comprehensive income are eliminated and the balance sheet liability is set equal to the funded status of the defined benefit plan at acquisition date.
          The following table summarizes the net periodic benefit costs of the Company’s plan for the years ended December 31, 2010 and 2009:

	Defined Benefit Plan
	2010	2009
Components of net periodic benefit cost:
Service cost	$309	$312
Interest cost	6,334	5,691
Recognized actuarial loss	438	—
Expected return on plan assets	(5,697)	(4,989)

Net periodic benefit cost	$1,384	$1,014

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	Defined Benefit Plan
	2010	2009
Change in benefit obligation:
Beginning balance	$117,539	$83,268

Service cost	309	312

Interest cost	6,326	5,691

Actuarial loss	1,143	20,251

Benefits paid	(3,283)	(3,075)

Currency changes	(3,529)	11,092

Benefit obligation at December 31	$118,505	$117,539

Change in plan assets:

Beginning balance — fair value	$88,234	$71,284

Employer contribution	1,468	1,481

Actual return on plan assets	9,810	9,478

Benefits paid	(3,283)	(3,075)

Currency changes	(2,587)	9,067

Fair value of plan assets at December 31	$93,642	$88,235

Underfunded status at December 31	$(24,863)	$(29,304)

          Based on an actuarial study performed as of December 31, 2010, the plan is underfunded by approximately $24.9 million and the liability is reflected in the Company’s consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive loss was approximately $15.9 million.
          The Company applies the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the year ended December 31, 2010, the plans total recognized loss decreased by $3.6 million. The variance between the actual and expected return to plan assets during 2010 decreased the total unrecognized net loss by $4.2 million. The total unrecognized net loss is greater than 10% of the projected benefit obligation or 10% of the plan assets. The excess amount will therefore be amortized over the average term to retirement of plan participants not yet in receipt of pension, which as of December 31, 2010 the average term was 13 years. The annual amortization amount is expected to be approximately $0.3 million per year.
          The following weighted-average assumptions were used to determine net periodic benefit costs for the year ended December 31:

	2010	2009
Discount rate	5.4%	5.7%
Expected long-term return on plan assets	6.6%	6.8%

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          The following weighted-average assumption was used to determine the benefit obligations for the year ended December 31:

	2010	2009
Discount rate	5.4%	5.7%
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

Asset category	Expected long-term return	Assets allocation
Cash	0.5%	0.6%
Equity securities	7.7%	49.3%
Debt securities	5.1%	38.0%
Target return funds	7.7%	12.1%

Total	6.6%	100%
          Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The following summarizes the expected future benefit payments, including future benefit accrual, as of December 31, 2010:

Year
2011	$3,225
2012	3,413
2013	3,664
2014	4,290
2015	4,415
2016-2020	25,865
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
          The plan’s trustees appoint fund managers to carry out all the day-to-day functions relating to the management of the fund and its administration. The fund managers must invest their portion of the plan’s assets in accordance with their investment manager agreement agreed by the trustees. The trustees are responsible for agreeing these investment manager agreements and for deciding on the portion of the plan’s assets that will be invested with each fund manager. When making decisions, the trustees take advice from experts including the plan’s actuary and also consult with the Company.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          The following table summarizes the major categories of the plan assets:

December 31, 2010
Assets Category	Level 1	Level 2	Level 3	Total
Cash	$550	$—	$—	$550
Equity securities:
U.K.	22,646	—	—	22,646
North America	8,293	—	—	8,293
Europe (excluding U.K.)	7,434	—	—	7,434
Japan	3,197	—	—	3,197
Pacific Basin (excluding Japan)	3,398	—	—	3,398
Emerging markets	1,216	—	—	1,216
Fixed income securities:
Corporate bonds	—	18,178	—	18,178
Index linked securities:
U.K. Treasuries	17,440	—	—	17,440
Other types of investments:
Absolute return funds	11,290	—	—	11,290

Total	$75,464	$18,178	$—	$93,642

          Fair value is taken to mean the bid value of securities, as supplied by the fund managers. All the plan’s securities are publically traded and highly liquid. Therefore, the majority of the securities are valued under Level 1 and one security is valued under Level 2 using quoted prices for identical or similar securities. The plan does not hold any level 3 securities. See Note 4 for additional information regarding fair value and Levels 1, 2 and 3.
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
          As stipulated by the regulations of the People’s Republic of China, the Company maintains a retirement plan pursuant to the local municipal government for the employees in China. The Company is required to make contributions to the retirement plan at a rate between 10% and 22% of the employee’s eligible payroll. Pursuant to the Taiwan Labor Standard Law and Factory Law, the Company maintains a retirement plan for the employees in Taiwan, whereby the Company makes contributions at a rate of 6% of the employee’s eligible payroll.
          For the years ended December 31, 2010, 2009 and 2008, total amounts expensed under these plans were approximately $3.9 million, $2.3 million and $2.0 million, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
Deferred Compensation Plan
          The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2010, these investments totaled approximately $3.2 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the deferred compensation plan liabilities.
Share-Based Plans
          The Company maintains share-based compensation plans for its Board, officers and key employees, which provide for stock options and stock awards under its 1993 ISO Plan, 1993 NQO Plan and 2001 Omnibus Equity Incentive Plan.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 17 — SHARE-BASED COMPENSATION
          The following table shows the total compensation cost charged against income for share-based compensation plans, including stock options and share grants, recognized in the statements of income for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Cost of goods sold	$350	$373	$443
Selling, general and administrative expense	11,347	9,203	8,710
Research and development expense	1,354	1,360	983

Total share-based compensation expense	$13,051	$10,936	$10,136

          Stock Options — Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date. Share-based compensation expense for stock options granted during 2010, 2009 and 2008 was calculated on the date of grant using the following weighted-average forfeiture rates and the Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	2010	2009	2008
Expected volatility	57.99%	57.92%	55.30%
Expected term (years)	7.3	7.5	6.9
Risk free interest rate	2.60%	3.20%	4.08%
Forfeiture rate	0.88%	2.50%	2.50%
Dividend yield	N/A	N/A	N/A
          Expected volatility — The Company estimates expected volatility using historical volatility. Public trading volume on options in the Company’s stock is not material. As a result, the Company determined that utilizing an implied volatility factor would not be appropriate. The Company calculates historical volatility for the period that is commensurate with the option’s expected term assumption. For 2010, the expected volatility for grants to officers and the Board is 57.89%, while the expected volatility for grants to all other employees is 58.84%.
          Expected term — The Company has evaluated expected term based on history and exercise patterns across its demographic population. The Company believes that this historical data is the best estimate of the expected term of a new option. For 2010, the expected term for grants to officers and the Board is 7.6 years, while the expected term for grants to all other employees is 4.8 years.
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
          The weighted-average grant-date fair value of options granted during 2010, 2009 and 2008 was $11.45, $9.34, and $16.70, respectively. The total cash received from option exercises was $4.8 million, $1.5 million and $3.0 million during 2010, 2009 and 2008, respectively.
          For the years ended December 31, 2010, 2009 and 2008, stock option expense was $4.1 million, $3.6 million and $4.0, respectively.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          At December 31, 2010, unamortized compensation expense related to unvested options, net of estimated forfeitures, was approximately $8.4 million. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 2.6 years.
          A summary of the Company’s stock option plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
Stock options	Shares	Price	Term (years)	Intrinsic Value
Outstanding at January 1, 2008	4,268	$10.06	6.0	$85,393
Granted	241	27.95
Exercised	(540)	5.48		8,775
Forfeited or expired	(74)	20.67

Outstanding at December 31, 2008	3,895	11.61	5.4	2,327
Exercisable at December 31, 2008	3,342	9.28	4.8	2,327

Outstanding at January 1, 2009	3,895	11.61
Granted	492	15.15
Exercised	(324)	4.91		4,328
Forfeited or expired	(83)	15.89

Outstanding at December 31, 2009	3,980	12.50	5.2	34,989
Exercisable at December 31, 2009	3,161	10.59	4.2	32,558

Outstanding at January 1, 2010	3,980	12.50
Granted	405	18.98
Exercised	(669)	7.16		9,712
Forfeited or expired	(9)	27.39

Outstanding at December 31, 2010	3,707	$14.14	5.2	$47,891

Exercisable at December 31, 2010	2,785	$12.53	4.1	$40,420
          As of December 31, 2010, approximately 2.8 million of the 3.7 million outstanding stock options were exercisable. The following table summarizes information about stock options outstanding at December 31, 2010:

			Weighted
			average
			remaining	Weighted
	Range of exercise	Number	contractual	average
Plan	prices	outstanding	life (years)	exercise price
1993 ISO	$2.47-2.53	43	1.2	$2.51
2001 Plan	2.47-28.45	3,664	5.3	14.27

Plan Totals	$2.47-28.45	3,707	5.2	$14.14

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          The following summarizes information about stock options exercisable at December 31, 2010:

			Weighted
			average	Weighted
			remaining	average
	Range of exercise	Number	contractual	exercise
Plan	prices	exercisable	life (years)	price
1993 ISO	$2.47-2.53	43	1.2	$2.51
2001 Plan	2.47-28.45	2,742	4.1	12.69

Total	$2.47-28.45	2,785	4.1	$12.53
          Share Grants — Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period. A summary of the Company’s non-vested share grants in 2010, 2009 and 2008 are presented below:

		Weighted
		Average Grant	Aggregate
Restricted Stock Grants	Shares	Date Fair Value	Intrinsic Value
Nonvested at January 1, 2008	1018	$18.34
Granted	283	26.47
Vested	(391)	16.29
Forfeited	(64)	26.23

Nonvested at December 31, 2008	846	$21.41	$5,125

Nonvested at January 1, 2009	846	$21.41
Granted	387	15.86
Vested	(445)	17.53
Forfeited	(74)	23.16

Nonvested at December 31, 2009	714	$20.64	$14,579

Nonvested at January 1, 2010	714	$20.64
Granted	377	17.46
Vested	(365)	21.26	$7,750
Forfeited	(52)	20.17

Nonvested at December 31, 2010	674	$18.56	$12,479
          For each of the years ended December 31 of 2010, 2009 and 2008, there was approximately $8.9 million , $7.3 million and $6.1 million of total recognized share-based compensation expense related to restricted stock arrangements granted under the plans. The total unrecognized share-based compensation expense as of December 31 2010 was approximately $21.3 million, which is expected to be recognized over a weighted average period of approximately 3.3 years.
          On September 22, 2009, the Company entered into an employment agreement (the “Agreement”) with Dr. Keh-Shew Lu, President and Chief Executive Officer of the Company (the “Employee”), pursuant to which he will continue to be employed by the Company in such positions for an additional six-year term. As part of the Agreement, the Company and the Employee entered into a Stock Award Agreement that provides that: (i) the Company will grant to the Employee 100,000 shares of Common Stock on each of April 14, 2010, 2011, 2012, 2013, 2014 and 2015; (ii) each such installment would vest only if the Company achieved a specified amount of net sales; (iii) upon the termination of the Employee’s employment, the Company’s obligation to grant any subsequent installment would terminate; and (iv) any granted shares would be automatically forfeited and returned to the Company if the Employee’s employment with the Company is terminated before the Company achieves the specified amount of net sales, except in the case of death or disability (as defined) in which case the granted shares would become fully vested on the date of death or disability. The estimated fair value of this grant is approximately $12 million and is being expensed on a straight line basis through April 14, 2015. As of December 31, 2010, no installments have vested.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 18 — RELATED PARTY TRANSACTIONS
          The Company conducts business with one related party company, Lite-On Semiconductor Corporation, and its subsidiaries and affiliates (“LSC”). LSC is the Company’s largest stockholder, owning 18.7% of the Company’s outstanding Common Stock as of December 31, 2010, and is a member of the Lite-On Group of companies. C.H. Chen, the Company’s former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and Lite-On Technology Corporation. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC. Dr. Keh-Shew Lu, the Company’s President and Chief Executive Officer and a member of its Board of Directors, is a member of the Board of Directors of Lite-On Technology Corporation. L.P. Hsu, a member of the Board of Directors since May 2007 serves as a consultant to Lite-On Technology Corporation. The Company considers its relationship with LSC, a member of the Lite-On Group of companies, to be mutually beneficial and the Company plans to continue its strategic alliance with LSC.
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
          Lite-On Semiconductor Corporation (LSC) — The Company sold products to LSC totaling 1.1%, 2.1% and 3.5% of its net sales for the years ended December 31, 2010, 2009 and 2008, respectively, making LSC one of its largest customers. Also for the years ended December 31, 2010, 2009 and 2008, 6.9%, 6.3% and 9.6%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC one of the Company’s largest suppliers. The Company also rents warehouse space in Hong Kong with a lease term ending March 2011 from a member of the Lite-On Group. During 2010 the warehousing function in Hong Kong was moved to a separate facility managed by a third party and therefore, the Company does not plan to renew the lease. For the years ended December 31, 2010, 2009 and 2008, the Company paid this entity $0.2 million, $0.8 million and $0.7 million, respectively.
          Net sales to, and purchases from, LSC were as follows for years ended December 31:

	2010	2009	2008
Net sales	$6,918	$8,967	$15,279

Purchases	$42,867	$32,868	$48,964

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          Keylink International (B.V.I.) Inc. — The Company sells products to, and purchases inventory from, companies owned by Keylink. The Company sold products to companies owned by Keylink, totaling 2.5%, 2.6% and 0.8% of net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Also for the years ended December 31, 2010, 2009 and 2008, 1.9%, 1.2% and 1.3%, respectively of the Company’s net sales were from semiconductor products purchased from companies owned by Keylink. In addition, the Company’s subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink. The Company also pays a consulting fee to Keylink. The aggregate amounts for these services for the years ended December 31, 2010, 2009 and 2008 were $14.4 million, $10.7 million and $10.5 million, respectively.
          Net sales to, and purchases from, companies owned by Keylink were as follows for years ended December 31:

	2010	2009	2008
Net sales	$15,209	$11,373	$3,486

Purchases	$10,824	$6,252	$6,555
          Accounts receivable from, and accounts payable to, LSC and Keylink were as follows as of December 31:

	2010	2009
Accounts receivable
LSC	$900	$2,055
Keylink	7,869	5,935

	$8,769	$7,990

Accounts payable
LSC	$7,171	$7,846
Keylink	5,783	4,667

	$12,954	$12,513

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 19 — SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES
          An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Operations and Senior Vice President of Sales and Marketing. For financial reporting purposes, the Company operates in a single segment, standard semiconductor products, through its various manufacturing and distribution facilities. The Company aggregates its products in a single segment because the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.
          The Company’s primary operations include the operations in Asia, North America and Europe. Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues:

		North
2010	Asia	America	Europe	Consolidated
Total sales	$499,315	$149,029	$177,063	$825,407
Inter-company sales	(54,782)	(54,909)	(102,830)	(212,521)

Net sales	$444,533	$94,120	$74,233	$612,886

Property, plant and equipment	$137,225	$33,115	$30,405	$200,745
Assets	$444,729	$178,018	$223,803	$846,550

		North
2009	Asia	America	Europe	Consolidated
Total sales	$354,906	$85,498	$116,357	$556,761
Inter-company sales	(27,377)	(25,752)	(69,275)	(122,404)

Net sales	$327,529	$59,746	$47,082	$434,357

Property, plant and equipment	$97,142	$30,123	$35,723	$162,988
Assets	$380,497	$339,518	$301,883	$1,021,898

		North
2008	Asia	America	Europe	Consolidated
Total sales	$346,023	$113,620	$28,328	$487,971
Inter-company sales	(25,056)	(27,153)	(2,977)	(55,186)

Net sales	$320,967	$86,467	$25,351	$432,785

Property, plant and equipment	$105,957	$31,213	$37,497	$174,667
Assets	$333,639	$406,456	$150,583	$890,678

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

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
          Geographic Information — Revenues were derived from (billed to) customers located in the following countries. “All Others” represents countries with less than 10% of total revenues each:

		% of Total
2010	Revenue	Revenue
China	$187,633	30.6%
Taiwan	141,388	23.1%
United States	134,911	22.0%
Korea	35,180	5.7%
Germany	31,704	5.2%
Singapore	24,468	4.0%
U.K.	24,337	4.0%
All others	33,265	5.4%

Total	$612,886	100%

		% of Total
2009	Revenue	Revenue
China	$131,914	30.4%
Taiwan	122,502	28.2%
United States	75,185	17.3%
Korea	27,223	6.3%
U.K.	17,926	4.1%
Germany	17,438	4.0%
Singapore	14,429	3.4%
All others	27,740	6.4%

Total	$434,357	100%

		% of Total
2008	Revenue	Revenue
China	$130,045	30.0%
Taiwan	118,577	27.4%
United States	85,906	19.8%
Korea	21,901	5.1%
Germany	17,021	3.9%
Singapore	14,852	3.3%
U.K.	12,821	3.0%
All others	31,662	7.3%

Total	$432,785	100%

          Major customers — No customer accounted for 10% or greater of the Company’s total net sales in 2010, 2009 and 2008.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 20 — COMMITMENTS
          Operating leases — The Company leases offices, manufacturing plants and warehouses under operating lease agreements expiring through December 2015. Rental expense amounted to approximately $6.1 million, $6.2 million and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.
          Future minimum lease payments under non-cancelable operating leases at December 31, 2010 are:

2011	$5,906
2012	5,079
2013	3,764
2014	350
2015 and thereafter	43

$15,142

          Purchase commitments — The Company has entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment in China, for approximately $6.5 million at December 31, 2010.
          Other commitments — During 2010, The Company announced an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, The Company has agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for the purpose of providing surface mounted component production, assembly and testing, and integrated circuit assembly and testing in Chengdu, People’s Republic of China. The Company initially will own at least 95% of the joint venture. The manufacturing facility will be developed in phases over a ten year period, and the Company is expected to contribute at least $47.5 million to the joint venture in installments during the first three years. The CDHT will grant the joint venture a fifty year land lease, provide temporary facilities for up to three years at a subsidized rent while the joint venture builds the manufacturing facility and provide corporate and employee tax incentives, tax refunds, subsidies and other financial support to the joint venture and its qualified employees. If the joint venture fails to achieve specified levels of investment, the investment agreement allows for a renegotiation as well as the option to repay a portion of such financial support. This is a long-term, multi-year project that will provide additional capacity once the Company has reached the maximum production capacity at its Shanghai facilities in the next few years.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share data)
NOTE 21 — SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2010
Net sales	$136,847	$149,153	$163,120	$163,767

Gross profit	47,783	53,467	60,977	62,643

Net income attributable to common shareholders	14,958	16,647	21,162	23,967

Earnings per share attributable to common shareholders
Basic	$0.34	$0.38	$0.48	$0.54
Diluted	0.33	0.37	0.46	0.52

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2009
Net sales	$78,050	$103,898	$122,122	$130,287

Gross profit	14,493	27,370	37,575	41,769

Net income (loss) attributable to common shareholders	(10,766)	(2,953)	7,020	14,212

Earnings (loss) per share attributable to common shareholders
Basic	$(0.26)	$(0.07)	$0.17	$0.33
Diluted	(0.26)	(0.07)	0.16	0.32

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
DIODES INCORPORATED (Registrant)

By:	/s/ Keh-Shew Lu KEH-SHEW LU	February 28, 2011
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard D. White RICHARD D. WHITE	February 28, 2011
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
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2011.

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

/s/ Michael K.C. Tsai

MICHAEL K.C. TSAI
Director

INDEX TO EXHIBITS

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith
2.1	Stock Purchase Agreement dated as of December 20, 2005, by and among DII Taiwan Corporation Ltd., Anachip Corporation, Lite-On Semiconductor Corporation, Shin Sheng Investment Limited and Sun Shining Investment Corp.	8-K	December 21, 2005	2.1

2.2	Asset Purchase Agreement dated as of October 18, 2006, by and among DII Taiwan Corporation Ltd., APD Semiconductor, Inc. and Certain Shareholders Thereof, and entered into by the parties on October 19, 2006	8-K	October 24, 2006	2.1

2.3	Amendment to the Asset Purchase Agreement, dated October 18, 2006, by and among Diodes Incorporated, DII Taiwan Corporation Ltd., APD Semiconductor, Inc. and APD Semiconductor (Asia) Inc., and entered into by the parties on October 19, 2006	8-K	October 24, 2006	2.2

2.4	Second Amendment to Asset Purchase Agreement dated as of October 31, 2006, by and among Diodes Incorporated, DII Taiwan Corporation Ltd., APD Semiconductor, Inc. and APD Semiconductor (Asia) Inc.	8-K	November 7, 2006	2.1

3.1	Certificate of Incorporation, as amended.	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

4.2	Form of Convertible Senior Notes due 2026	S-3	October 4, 2006	4.1

4.3	Form of Indenture for the Convertible Senior Notes due 2026	S-3	October 4, 2006	4.3

10.1 *	Company’s 401(k) Plan — Adoption Agreement	10-K	March 31, 1995

10.2 *	Company’s 401(k) Plan — Basic Plan Documentation #03	10-K	March 31, 1995

10.3 *	Company’s Incentive Bonus Plan	S-8	May 9, 1994

10.4 *	Company’s 1993 Non-Qualified Stock Option Plan	S-8	May 9, 1994

10.5 *	Company’s 1993 Incentive Stock Option Plan	10-K	March 31, 1995

10.6	KaiHong Compensation Trade Agreement for SOT-23 Product	10-Q/A	October 27, 1995	10.2

10.7	KaiHong Compensation Trade Agreement for MELF Product	10-Q/A	October 27, 1995	10.3

10.8	Lite-On Power Semiconductor Corporation Distributorship Agreement	10-Q	July 27, 1995	10.4

10.9	Loan Agreement between the Company and FabTech Incorporated	10-K	April 1, 1996	10.16

10.10	KaiHong Joint Venture Agreement between the Company and Mrs. J.H. Xing	10-K	April 1, 1996	10.17

10.11	Quality Assurance Consulting Agreement between LPSC and Shanghai KaiHong Electronic Company, Ltd.	10-Q	August 14, 1996	10.18

10.12	Guaranty Agreement between the Company and Shanghai KaiHong Electronic Co., Ltd.	10-K	March 26, 1997	10.21

10.13	Guaranty Agreement between the Company and Xing International, Inc.	10-K	March 26, 1997	10.22

10.14	Bank Guaranty for Shanghai KaiHong Electronic Co., LTD	10-Q	August 14,1998	10.25

10.15	Consulting Agreement between the Company and J.Y. Xing	10-Q	November 13,1998	10.26

INDEX TO EXHIBITS (continued)

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith
10.16	Diodes-Taiwan Relationship Agreement for FabTech Wafer Sales	10-Q	August 11, 1999	10.28

10.17	Volume Purchase Agreement dated as of October 25, 2000, between FabTech, Inc. and Lite-On Power Semiconductor Corporation	8-K	December 18, 2000	10.31

10.18	Diodes Incorporated Building Lease — Third Amendment	10-Q	November 2, 2001	10.36

10.19*	2001 Omnibus Equity Incentive Plan	DEF14A	April 27, 2001	B

10.20	Sale and Leaseback Agreement between the Company and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.46

10.21	Lease Agreement between the Company and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.47

10.22	Lease Agreement for Plant #2 between the Company and Shanghai Ding Hong Electronic Equipment Limited	10-Q	August 9, 2004	10.52

10.23	$5 Million Term Note with Union Bank	10-Q	August 9, 2004	10.53

10.24	First Amendment To Amended And Restated Credit Agreement	10-Q	August 9, 2004	10.54

10.25	Covenant Agreement between Union Bank and FabTech, Inc.	10-Q	August 9, 2004	10.55

10.26	Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.56

10.27	Lease Agreement between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

10.28	Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.29	Second Amendment to Amended and Restated Credit Agreement dated as of August 29, 2005, between Diodes Incorporated and Union Bank of California, N.A.	8-K	September 2, 2005	10.59

10.30	Covenant Agreement dated as of August 29, 2005, between FabTech, Inc. and Union Bank of California, N.A.	8-K	September 2, 2005	10.60

10.31	Revolving Note dated as of August 29, 2005, of Diodes Incorporated payable to Union Bank of California, N.A.	8-K	September 2, 2005	10.61

10.32	Term Note dated as of August 29, 2005, of FabTech, Inc. payable to Union Bank of California, N.A.	8-K	September 2, 2005	10.62

10.33	Security Agreement dated as of February 27, 2003, between the Company and Union Bank of California, N.A.	8-K	September 2, 2005	10.63

10.34	Security Agreement dated as of February 27, 2003, between FabTech, Inc. and Union Bank of California, N.A.	8-K	September 2, 2005	10.64

10.35	Continuing Guaranty dated as of December 1, 2000, between the Company and Union Bank of California, N.A.	8-K	September 2, 2005	10.65

10.36	Continuing Guaranty dated as of December 1, 2000, between FabTech, Inc. and Union Bank of California, N.A.	8-K	September 2, 2005	10.66

10.37*	Employment agreement between Diodes Incorporated and Dr. Keh-Shew Lu dated August 29, 2005	8-K	September 2, 2005	10.1

10.38*	Employment agreement between Diodes Incorporated and Mark King, dated August 29, 2005	8-K	September 2, 2005	10.2

10.39*	Employment agreement between Diodes Incorporated and Joseph Liu, dated August 29, 2005	8-K	September 2, 2005	10.3

10.40*	Employment agreement between Diodes Incorporated and Carl Wertz, dated August 29, 2005	8-K	September 2, 2005	10.4

INDEX TO EXHIBITS (continued)

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith
10.41*	Form of Indemnification Agreement between Diodes and its directors and executive officers.	8-K	September 2, 2005	10.5

10.42	Wafer purchase Agreement dated January 10, 2006 between Diodes Incorporated Taiwan Co., Ltd and Lite-on Semiconductor Corporation	8-K	January 12, 2006	2.1

10.43	Supplementary to the Lease Agreement dated on September 5, 2004 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.44	Supplementary to the Lease Agreement dated on June 28, 2004 with Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.45	Agreement on Application, Construction and Transfer of Power Facilities, dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd	10-Q	May 10, 2006	10.16

10.46*	Amendment of 1993 Non-Qualified Stock Option Plan, the 1993 Incentive Stock Option Plan and the 2001 Equity Incentive Plan of the Company dated as of September 22, 2006	8-K	September 26, 2006	10.2

10.47	Amended and Restated Lease Agreement dated as of September 1, 2006, between Diodes FabTech, Inc. with Townsend Summit, LLC	8-K	October 11, 2006	10.1

10.48	Agreement on purchase of office building located in Taiwan dated April 14, 2006, between Diodes Taiwan and First International Computer, Inc.	8-K	October 11, 2006	10.2

10.49*	Deferred Compensation Plan effective January 1, 2007	8-K	January 8, 2007	99.1

10.50	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.50

10.51	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes China and Shanghai Ding Hong Electronic Co., Ltd	10-K	February 29, 2008	10.51

10.52	Plating Process Agreement made and entered into among Diodes China, Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-K	February 29, 2008	10.52

10.53	Supplementary Agreement dated December 31, 2007 to the Lease Agreement dated June, 28, 2004 for Leasing Diodes Shanghai New Building’s Fourth and Fifth Floor between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.54	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007 between Diodes Shanghai and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.54

10.55	Consulting Agreement between the Company and Mr. M.K. Lu.	10-K	February 29, 2008	10.55

10.56	Foreign Exchange Agreement dated as of April 3, 2008, between Union Bank of California, N.A. and Diodes FabTech, Inc.	8-K	April 4, 2008	99.2

10.57	Escrow Agreement dated as of April 3, 2008, among Diodes FabTech, Inc., UBS Limited and Union Bank of California, N.A.	8-K	April 4, 2008	99.4

10.58	Irrevocable Standby Letter of Credit dated as of March 31, 2008, issued by UBS Financial Services Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.1

10.59	Fourth Amendment to Amended and Restated Credit Agreement dated as of March 28, 2008, between Diodes Incorporated and Union Bank of California, N.A. (incorporated by reference to Exhibit 99.3 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.2

INDEX TO EXHIBITS (continued)

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith
10.60	Continuing Guaranty Agreement dated April 3, 2008, between Diodes Incorporated and Union Bank of California N.A. (incorporated by reference to Exhibit 99.5 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.3

10.61	Guaranty Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.6 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.4

10.62	Addendum to Guaranty Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.7 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.5

10.63	Client’s Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.8 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.6

10.64	Addendum to Client’s Agreement dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.9 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.7

10.65	Terms and Conditions For Irrevocable Standby Letter of Credit dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc. (incorporated by reference to Exhibit 99.10 to Form 8-K filed with the Commission on April 4, 2008).	10-Q	May 12, 2008	10.8

10.66	Addendum to Terms and Conditions For Irrevocable Standby Letter of Credit dated March 28, 2008, between Diodes Incorporated and UBS Financial Services, Inc.	10-Q	May 12, 2008	10.9

10.67	Implementation Deed dated April 2008, between Diodes Incorporated and Zetex plc.	10-Q	May 12, 2008	10.10

10.68	Revolving note dated as of March 28, 2008, of Diodes Incorporated payable to Union Bank of California, N.A.	10-Q	May 12, 2008	10.11

10.69	Contract for the Purchase and Sale of Real Estate dated May 6, 2008, between Diodes Incorporated and West Plano Land Company, LP.	10-Q	August 11, 2008	10.1

10.70	Service Agreement between Diodes Zetex Limited and Colin Keith Greene, dated June 30, 2008.	10-Q	August 11, 2008	10.2

10.71	Side Letter to the Service Agreement between Diodes Zetex Limited and Hans Rohrer, dated July 11, 2008.	10-Q	August 11, 2008	10.3

10.72	Amendment to the Addendum to Client’s Agreement and Terms and Conditions for Irrevocable Standby Letter of Credit, dated June 9, 2008, between Diodes Incorporated and UBS Financial Services, Inc.	8-K	June 13, 2008	99.1

10.73	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.5

10.74	Factory Building Lease Agreement dated March 1, 2008 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co. Ltd.	10-Q	August 11, 2008	10.6

INDEX TO EXHIBITS (continued)

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith
10.75	Second Amendment to Addendum to Client’s Agreement and Terms and Conditions For Irrevocable Standby Letter of Credit dated October 2, 2008, between Diodes Incorporated and UBS Financial Services, Inc.	8-K	October 10, 2008	99.1

10.76	Acceptance Form, Offering Letter and Current Rate and Dividend Information on UBS’ Offer Relating to Auction Rate Securities Settlement with Diodes Incorporated dated as of October 8, 2008, issued by UBS Financial Services Inc.	8-K	November 4, 2008	99.1

10.77	Credit Line Account Application and Agreement for Organization and Businesses dated as of November 4, 2008, between Diodes Incorporated and UBS Bank USA	8-K	November 4, 2008	99.2

10.78	Addendum to Credit Line Account Application and Agreement dated as of November 4, 2008, between Diodes Incorporated and UBS Bank USA	8-K	November 4, 2008	99.3

10.79	Union Bank Credit Line Maturity Date Extension	10-Q	November 7, 2008	10.1

10.80	Supplemental Agreement to the Factory Building Lease Agreement dated as of August 11, 2008 between Shanghai Kai Hong Technology Electronic Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 7, 2008	10.2

10.81	DSH #2 Building Lease Agreement dated as of August 11, 2008 between Shanghai Kai Hong Technology Electronic Co., Ltd. and Shanghai Yuan Howe Electronics Co., Ltd.	10-Q	November 7, 2008	10.3

10.82	Letter agreement dated as of November 17, 2008 extending the maturity date of the Company’s revolving line of credit as stated in the Amended and Restated Credit Agreement dated as of March 28, 2008, between Diodes Incorporated and Union Bank of California, N.A.	8-K	January 23, 2009	99.2

10.83	Distributorship Agreement dated November 1, 2008 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

10.84	Lease Facility Safety Management Agreement dated December 31, 2008 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

10.85	Abbreviated Standard Form of Agreement between Owner and Architech dated August 25, 2008 between Corgan Associates, Inc. and Diodes Incorporated	10-K	February 26, 2009	10.85

10.86	1969 Incentive Bonus Plan, amended December 22, 2008	10-K	February 26, 2009	10.86

10.87	Diodes Incorporated 2001 Omnibus Equity Incentive Plan, amended December 22, 2008	10-K	February 26, 2009	10.87

10.88	Diodes Incorporated Deferred Compensation Plan Effective January 1, 2007, amended December 22, 2008	10-K	February 26, 2009	10.88

10.89	Second Supplemental Agreement to the Factory Building Lease Agreement dated August 19, 2009 between Shanghai Kai Hong Technology Co., Ltd. And Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 16, 2009	10.1

10.90	Employment Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	8-K	September 28, 2009	99.1

INDEX TO EXHIBITS (continued)

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith
10.91***	Stock Award Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	8-K	September 28, 2009	99.3

10.92***	Exchange Agreement dated September 28, 2009, between the Company and an institutional holder	8-K	October 2, 2009	10.1

10.93	Exchange Agreement dated June 9, 2009, between Diodes Incorporated and Acqua Wellington Opportunity, Ltd.	8-K	June 15, 2009	10.1

10.94	Consulting Agreement dated January 1, 2009, between Diodes Incorporated and Keylink International (B.V.I.) Co., Ltd.	10-Q	May 8, 2009	10.1

10.95	Amended Appendix to the Plating Agreement dated February 11, 2009, among Shanghai Kai Hong Electronic Co., Ltd., Diodes Shanghai Co., Ltd., Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-Q	May 8, 2009	10.2

10.96	Amendment to the Exhibit 1 of the Distributorship Agreement dated March 27, 2009, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Keylink Logistic Co., Ltd.	10-Q	May 8, 2009	10.3

10.97	Power Facility Construction Agreement dated October 29, 2009 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	March 1, 2010	10.97

10.98	First Amendment to the DSH #2 Building Lease Agreement dated December 31, 2009 between Shanghai Kai Hong Technology Electronic Co. Ltd. and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	March 1, 2010	10.98

10.99	Amendment, dated March 31, 2010, to the Credit Agreement among the Company, Diodes Zetex Limited and Bank of America, N.A.	10-Q	May 7, 2010	10.1

10.100	Construction Project Contract between Shanghai Kai Hong Technology Electronic Co., Ltd. and Shanghai Yuan Howe Electronic Co., Ltd.	10-Q	May 7, 2010	10.2

10.101	Third Floor of the Accommodation Building Lease Agreement, dated April 12, 2010, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 7, 2010	10.3

10.102	First Amendment to Credit Agreement, dated July 16, 2010, among the Company, Diodes Zetex Limited and Bank of America, N.A.	10-Q	August 6, 2010	10.1

10.103******	Credit Agreement, dated November 25, 2009, by and among the Company, Diodes Zetex Limited and Bank of America, N.A.	10-Q	August 6, 2010	10.2

10.104	Second Floor of the Accommodation Building Lease Agreement, dated September 1, 2010, between Shanghai Kaihong Technology Company Limited and Shanghai Ding Hong Electronic Company Limited.	10-Q	November 9, 2010	10.1

10.105	Security Guards Transfer Memorandum of Understanding, dated September 1, 2010, between Diodes Shanghai Company Limited and Shanghai Yuan Hao Electronic Company Limited.	10-Q	November 9, 2010	10.2

10.106***	Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone.	8-K	September 16, 2010

10.107***
Supplementary Agreement to the Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone.
		8-K	September 16, 2010

10.108***	Joint Venture Agreement effective as of November 5, 2010 between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited.	8-K	November 12, 2010

INDEX TO EXHIBITS (continued)

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith
10.109
Joint Venture Agreement Supplement Concerning the Establishment of Diodes Technology (Chengdu) Company Limited effective as of November 5, 2010, between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited.
		8-K	November 12, 2010

10.110	Second Amendment to Credit Agreement, dated November 24, 2010, among the Company, Diodes Zetex Limited and Bank of America, N.A.	8-K	December 1, 2010

10.111	Third Amendment to Credit Agreement, dated February 9, 2011, among the Company, Diodes Zetex Limited and Bank of America, N.A.	8-K	February 9, 2011

10.112	Second Amendment to the DSH #2 Building Lease Agreement, dated November 15, 2010, between Shanghai Kaihong Technology Electronic Company Limited and Shanghai Yuan Howe Electronics Company Limited.	10-K		10.112	X

10.113	Power Facility Expansion Construction Contract, dated January 24, 2011, between Shanghai Kaihong Technology Electronic Company Limited and Shanghai Yuan Howe Electronics Company Limited.	10-K		10.113	X

14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers**

18.1	Preferability letter from independent accountants regarding change in accounting principle	10-Q	November 7, 2008	18.1

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1****	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2****	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*****	XBRL Instance Document

101.SCH*****	XBRL Taxonomy Extension Schema

101.CAL*****	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*****	XBRL Taxonomy Extension Labels Linkbase

101.PRE*****	XBRL Taxonomy Extension Presentation Linkbase

INDEX TO EXHIBITS (continued)

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

**	Provided in the Corporate Governance portion of the Investor Relations section of the Company’s website at http://www.diodes.com.

***	Confidential treatment has been requested with respect to the omitted portions of these exhibits, which portions have been filed separately with the Securities and Exchange Commission.

****
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

*****
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

******	This exhibit supersedes the exhibit 10.1 to the Form 8-K that was filed on December 2, 2009.
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