Form 10-Q
period 2011-03-31
DIODES INC /DEL/
filed 2011-05-10
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.
Commission file number: 002-25577
DIODES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	95-2039518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4949 Hedgcoxe Road, Suite 200
Plano, Texas	75024
(Address of principal executive offices)	(Zip code)
(972) 987-3900
(Registrant’s telephone number, including area code)
15660 Dallas Parkway, Suite 850
Dallas, Texas 75248
(Former name, former address and former fiscal year, if changed since last report)
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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of May 4, 2011 was 45,276,355.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$278,740	$270,901
Accounts receivable, net	145,091	129,207
Inventories	123,086	120,689
Deferred income taxes, current	8,102	8,276
Prepaid expenses and other	13,994	11,679

Total current assets	569,013	540,752

PROPERTY, PLANT AND EQUIPMENT, net	207,336	200,745

DEFERRED INCOME TAXES, non-current	1,380	1,574

OTHER ASSETS
Goodwill	69,636	68,949
Intangible assets, net	28,156	28,770
Other	6,277	5,760

Total assets	$881,798	$846,550

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (cont’)
LIABILITIES AND EQUITY
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$74,069	$70,057
Accrued liabilities	36,154	36,937
Income tax payable	13,917	15,412
Convertible senior notes	130,245	128,261
Other current liabilities	704	698

Total current liabilities	255,089	251,365

LONG-TERM DEBT, net of current portion	3,258	3,393
CAPITAL LEASE OBLIGATIONS, net of current portion	1,302	1,380
OTHER LONG-TERM LIABILITIES	31,093	37,520

Total liabilities	290,742	293,658

COMMITMENTS AND CONTINGENCIES

EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock — par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — par value $0.66 2/3 per share; 70,000,000 shares authorized; 45,065,250 and 44,662,796 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	30,044	29,775
Additional paid-in capital	237,435	231,842
Retained earnings	344,591	324,907
Accumulated other comprehensive loss	(33,042)	(45,080)

Total Diodes Incorporated stockholders’ equity	579,028	541,444
Noncontrolling interest	12,028	11,448

Total equity	591,056	552,892

Total liabilities and equity	$881,798	$846,550

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
NET SALES	$161,555	$136,847

COST OF GOODS SOLD	104,162	89,064

Gross profit	57,393	47,783

OPERATING EXPENSES
Selling, general and administrative	21,410	21,419
Research and development	6,518	6,376
Other operating expenses	1,135	1,128

Total operating expenses	29,063	28,923

Income from operations	28,330	18,860

OTHER INCOME (EXPENSES)	(3,231)	144

Income before income taxes and noncontrolling interest	25,099	19,004

INCOME TAX PROVISION	4,835	3,324

NET INCOME	20,264	15,680

Less: NET INCOME attributable to noncontrolling interest	(580)	(722)

NET INCOME attributable to common stockholders	$19,684	$14,958

EARNINGS PER SHARE attributable to common stockholders
Basic	$0.44	$0.34

Diluted	$0.42	$0.33

Number of shares used in computation
Basic	44,820	43,767

Diluted	46,680	45,323

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES	$15,730	$23,866

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of short-term investments	—	58,775
Purchases of property, plant and equipment	(12,433)	(16,526)
Proceeds from sale of property, plant and equipment	10	2,135
Other	(637)	(313)

Net cash provided by (used in) investing activities	(13,060)	44,071

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	—	—
Repayments on lines of credit	—	(59,500)
Net proceeds from issuance of common stock	2,668	749
Repayments of long-term debt	(103)	(92)
Repayments of capital lease obligations	(85)	(79)

Net cash provided by (used in) financing activities	2,480	(58,922)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,689	(3,173)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,839	5,842

CASH AND CASH EQUIVALENTS, beginning of period	270,901	241,953

CASH AND CASH EQUIVALENTS, end of period	$278,740	$247,795

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$(6,166)	$8,240
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
Basis of Presentation
          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Quarterly Reports on Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The consolidated condensed financial data at December 31, 2010 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Recently Issued Accounting Pronouncements
          There have been no new accounting pronouncements during the three months ended March 31, 2011, as compared to the recently issued accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance, to the Company.
NOTE B — Functional Currencies, Foreign Currency Translation and Comprehensive Income
          Functional Currencies and Foreign Currency Translation — The functional currency for the Company’s China subsidiaries is the U.S. dollar, while other subsidiaries, including subsidiaries in Taiwan and the United Kingdom (“U.K.”), use their local currency as their functional currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded as other income (expense) in the consolidated condensed statements of operations. The Company had foreign exchange transaction losses of less than $1 million and approximately $1 million for the three months ended March 31, 2011 and 2010, respectively.
          Comprehensive Income — U.S. GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss.

          Total comprehensive income for the three months ended March 31, 2011 and 2010 is as follows (in thousands):
Total Comprehensive Income

	Three Months Ended
	March 31,
	2011	2010
Net income	$20,264	$15,680

Translation adjustment	4,724	(8,080)

Unrealized gain/(loss) on defined benefit plan, net of tax	7,313	(2,693)

Comprehensive income	32,301	4,907

Less: Comprehensive income attributable to noncontrolling interest	(580)	(722)

Total comprehensive income attributable to common stockholders	$31,721	$4,185

NOTE C — Earnings Per Share
          Basic earnings per share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.
          The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	44,820	43,767
Net income attributable to common stockholders	$19,684	$14,958

Earnings per share attributable to common stockholders	$0.44	$0.34

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	44,820	43,767
Add: Assumed exercise of stock options and stock awards	1,860	1,556

	46,680	45,323

Net income attributable to common stockholders	$19,684	$14,958

Earnings per share attributable to common stockholders	$0.42	$0.33

          There are no shares included in the earnings per share calculation related to the Company’s 2.25% convertible senior notes (“Notes”) outstanding as our average stock price did not exceed the conversion price and, therefore, there is no conversion spread.

NOTE D — Inventories
          Inventories stated at the lower of cost or market value are as follows (in thousands):

	March 31,	December 31,
	2011	2010
Raw materials	$67,185	$60,402
Work-in-progress	25,680	22,288
Finished goods	30,221	37,999

Total	$123,086	$120,689

NOTE E — Goodwill and Intangible Assets
          Changes in goodwill are as follows (in thousands):

Balance at December 31, 2010	$68,949
Currency exchange and other	687

Balance at March 31, 2011	$69,636

          Changes in intangible assets are as follows (in thousands):

Balance at March 31, 2011:
Intangible assets subject to amortization:
Gross carrying amount	$48,664
Accumulated amortization	(15,818)
Currency exchange and other	(7,264)

Net value	25,582

Intangible assets with indefinite lives:
Gross carrying amount	3,162
Currency exchange and other	(588)

Total	2,574

Total intangible assets, net	$28,156

          Amortization expense related to intangible assets subject to amortization was approximately $1 million for the three months ended March 31, 2011 and 2010.

NOTE F — Income Tax Provision
          Income tax expense of approximately $5 million was recorded for the three months ended March 31, 2011. This resulted in an effective tax rate of 19% for the three months ended March 31, 2011, as compared to 18% in the same period of last year and compared to 18% for the full year of 2010. Our effective tax rates for the three months ended March 31, 2011 and 2010, respectively, were lower than the U.S. statutory tax rate of 35%, principally from the impact of higher income in lower-taxed jurisdictions.
          For the three months ended March 31, 2011, the Company reported domestic and foreign pre-tax income (loss) of approximately $(6) million and $31 million, respectively. For the three months ended March 31, 2010, the Company reported domestic and foreign pre-tax income (loss) of approximately $(7) million and $26 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries; accordingly, U.S. taxes are not being recorded on undistributed foreign earnings.
          The impact of tax holidays decreased the Company’s tax expense by approximately $2 million for the three months ended March 31, 2011 and 2010. The benefit of the tax holidays on both basic and diluted earnings per share for the three months ended March 31, 2011 was approximately $0.05. The benefit of the tax holidays on both basic and diluted earnings per share for the three months ended March 31, 2010 was approximately $0.04.
          The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of March 31, 2011, the gross amount of unrecognized tax benefits was approximately $9 million.
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
NOTE G — Share-Based Compensation
          The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of sales	$86	$93
Selling and administrative expense	2,868	2,864
Research and development expense	230	324

Total share-based compensation expense	$3,184	$3,281

          Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date, and expense was estimated on the date of grant using the Black-Scholes option pricing model.
          The total net cash proceeds received from stock option exercises during the three months ended March 31, 2011 was approximately $3 million. Stock option expense for both the three months ended March 31, 2011 and 2010 was approximately $1 million.

          A summary of the stock option plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares (000)	Price	Term (yrs)	Value ($000)
Outstanding at January 1, 2011	3,707	$14.14	5	$47,891
Granted	—	—
Exercised	(397)	6.84		9,157
Forfeited or expired	—	—
Outstanding at March 31, 2011	3,310	$15.01	5	$63,047

Exercisable at March 31, 2011	2,389	$13.47	4	$49,173

          The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.
          As of March 31, 2011, total unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, was approximately $7 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2 years.
          Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.
          The total fair value of restricted stock awards vested during the three months ended March 31, 2011 was less than $1 million. Share grant expense for both the three months ended March 31, 2011 and 2010 was approximately $2 million.
          A summary of the status of the Company’s non-vested share grants is as follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
Share Grants	Shares (000)	Fair Value	Value ($000)
Nonvested at January 1, 2011	774	$16.16	$12,479
Granted	12	27.84
Vested	(5)	19.34	105
Forfeited	(5)	18.29

Nonvested at March 31, 2011	776	$16.26	$12,587

          As of March 31, 2011, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $20 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3 years.

NOTE H — Segment Information and Enterprise-Wide Disclosure
          For financial reporting purposes, the Company operates in a single segment, standard semiconductor products, through the Company’s various manufacturing and distribution facilities. The Company aggregates its products because the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.
          The Company’s primary operations include the domestic operations in Asia, North America and Europe.
          Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended		North
March 31, 2011	Asia	America	Europe	Consolidated
Total sales	$131,555	$35,373	$48,763	$215,691
Inter-company sales	(14,449)	(15,332)	(24,355)	(54,136)

Net sales	$117,106	$20,041	$24,408	$161,555

Property, plant and equipment	$142,228	$34,572	$30,536	$207,336

Total assets	$471,105	$183,841	$226,852	$881,798

Three Months Ended		North
March 31, 2010	Asia	America	Europe	Consolidated
Total sales	$109,061	$32,601	$39,872	$181,534
Inter-company sales	(9,535)	(11,097)	(24,055)	(44,687)

Net sales	$99,526	$21,504	$15,817	$136,847

Property, plant and equipment	$111,248	$29,706	$33,025	$173,979

Total assets	$407,208	$273,267	$301,393	$981,868

Geographic Information
          Revenues were derived from (billed to) customers located in the following countries (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended March 31,		Net Sales
	2011	2010	2011	2010
China	$47,436	$42,059	29%	31%
Taiwan	37,680	33,003	23%	24%
United States	26,529	29,205	17%	21%
Korea	9,767	8,330	6%	6%
Germany	9,457	7,031	6%	5%
England	8,718	4,858	6%	4%
Singapore	5,562	5,351	3%	4%
All Others (1)	16,406	7,010	10%	5%

Total	$161,555	$136,847	100%	100%

(1)	Represents countries with less than 3% of the total revenues each.

NOTE I — Convertible Senior Notes
          In October 2006, the Company issued and sold Notes with an aggregate principal amount of $230 million due 2026, which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year.
          On October 1, 2011, and every five years thereafter, holders may require the Company to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. Therefore, the Company has classified its Notes as a current liability. Should the holders choose to require the Company to purchase their Notes on October 1, 2011, the Company will be required to use available funds and/or seek alternative means to service the debt.
          The Notes can be converted into cash or, at the Company’s option, cash and/or shares of the Company’s Common Stock based on an initial conversion rate, subject to adjustment, of 25.6419 shares (split adjusted) per $1,000 principal amount of Notes, which represents an initial conversion price of $39.00 per share (split adjusted), in certain circumstances. In addition, following a “make-whole fundamental change” that occurs prior to October 1, 2011, the Company may, at its option, increase the conversion rate for a holder who elects to convert its Notes in connection with such “make-whole fundamental change,” in certain circumstances.
          In determining the liability and equity components, the Company determined the expected life of the Notes to be five years as that is the earliest date in which the Notes can be put back to the Company at par value. As of March 31, 2011, six months remain over which the discount of the liability will be amortized. As of March 31, 2011, the liability and equity components are as follows (in thousands):

Liability	Liability	Liability	Equity
Component	Component	Component	Component
Principal	Net Carrying	Unamortized	Carrying
Amount	Amount	Discount	Amount
$134,293	$130,245	$4,048	$35,515
          The effective interest rate of the liability component is 8.5%, which is a comparable yield for nonconvertible notes with terms and conditions otherwise comparable to the Company’s Notes as of the date of issuance. The amount of interest expense, including amortization of debt discount for the liability component and debt issuance costs is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Notes contractual interest expense	$756	$760
Amortization of debt discount	1,984	1,834
Amortization of debt issuance costs	137	138

Total	$2,877	$2,732

NOTE J — Commitments
          Purchase commitments — As of March 31, 2011, the Company had approximately $28 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.
          Other commitments — During 2010, the Company entered into an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, the Company agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for the purpose of providing surface mounted component production, assembly and testing, and integrated circuit assembly and testing in Chengdu, People’s Republic of China. This is a long-term, multi-year project that will provide additional capacity once the Company has reached the maximum capacity at its Shanghai facilities in the next few years. The Company is expected to invest approximately $48 million in installments during the first three years. As of March 31, 2011, the Company has invested approximately $1 million.

NOTE K — Employee Benefit Plans
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
          For the three months ended March 31, 2011, net period benefit costs associated with the defined benefit plan were less than $1 million.
          The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2010	$118,505
Service cost	79
Interest cost	1,521
Actuarial gain	(8,744)
Benefits paid	(692)
Currency changes	2,728
Benefit obligation at March 31, 2011	$113,397

Change in plan assets:
Fair value of plan assets at December 31, 2010	$93,642
Actual return on plan assets	(58)
Benefits paid	(692)
Currency changes	2,227
Fair value of plan assets at March 31, 2011	$95,119

Underfunded status at March 31, 2011	$(18,278)

          Based on an actuarial study performed as of March 31, 2011, the plan is underfunded and a liability is reflected in the Company’s consolidated financial statements as a long-term liability. The amount recognized in accumulated other comprehensive loss for the three months ended March 31, 2011 was a net gain of approximately $7 million and the weighted-average discount rate assumption used to determine benefit obligations as of March 31, 2011 was 5.5%.
          The following are weighted-average assumptions used to determine net periodic benefit costs for the three months ended March 31, 2011:

Discount rate	5.4%
Expected long-term return on plan assets	6.6%
          The Company adopted a payment plan with the trustees of the defined benefit plan, in which the Company will pay approximately £1.0 million GBP (approximately $1.6 million based on a USD:GBP exchange rate of 1.6:1) every year from 2009 through 2012. Contribution amounts, if any, for 2013 and thereafter have not yet been determined, but discussions are ongoing with the trustees of the defined benefit plan as to the required payments going forward.
          The Company also has pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, not included in the figures or assumptions above.

Deferred Compensation
          The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At March 31, 2011, these investments totaled approximately $3 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.
NOTE L — Related Parties
          The Company conducts business with one related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), that owned approximately 18.6% of the Company’s outstanding Common Stock as of March 31, 2011. The Company also conducts business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is the Company’s 5% joint venture partner in the Company’s Shanghai manufacturing facilities.
          The Audit Committee of the Company’s Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time.
          Lite-On Semiconductor Corporation — During the three months ended March 31, 2011 and 2010, the Company sold products to LSC totaling less than 1% and approximately 2% of its net sales, respectively. Also, for the three months ended March 31, 2011 and 2010, approximately 6% and 7%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC the Company’s largest supplier.
          Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net sales	$447	$2,488
Purchases	$9,392	$9,265
          Keylink International (B.V.I.) Inc. — During the three months ended March 31, 2011 and 2010, the Company sold products to companies owned by Keylink totaling approximately 1% and 3% of its net sales, respectively. Also, for the three months ended March 31, 2011 and 2010, approximately 1% and 2%, respectively, of the Company’s net sales were from semiconductor products purchased from companies owned by Keylink. In addition, the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (including, but not limited to, metal plating and environmental services) to Keylink. The Company also pays a consulting fee to Keylink. For the three months ended March 31, 2011 and 2010, the Company paid Keylink an aggregate of approximately $4 million with respect to these items.
          Net sales to, and purchases from, companies owned by Keylink are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net sales	$1,186	$3,613
Purchases	$2,863	$2,626

          Accounts receivable from, and accounts payable to, LSC and Keylink are as follows (in thousands):

March 31,
2011
Accounts receivable
LSC	$411
Keylink	8,689

$9,100

Accounts payable
LSC	$6,970
Keylink	5,579

$12,549

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
          This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, previously filed with Securities and Exchange Commission.
Highlights
•
Net sales for the three months ended March 31, 2011 was $162 million, an increase of $25 million, or 18%, over the same period last year, and a sequential decrease of 1% compared to the $164 million in the fourth quarter of 2010;

•
Gross profit for the three months ended March 31, 2011 was $57 million, an increase of $10 million, or 20%, over the same period last year, and a sequential decrease of 8% compared to the $63 million in the fourth quarter of 2010;

•	Gross profit margin for the three months ended March 31, 2011 was 36%, an increase of 1% over the same period last year, and a sequential decrease of 2% compared to the fourth quarter of 2010; and

•
Net income attributable to common stockholders for the three months ended March 31, 2011 was $20 million, or $0.42 per diluted share, compared to the same period last year, which was $15 million, or $0.33 per diluted share, and fourth quarter 2010 net income of $24 million, or $0.52 per diluted share.

Business Outlook
          For 2011, we expect to see continued improvements in demand and order rates, increased production ramps of previous design wins at new customers and the introduction of new product applications for existing customers. For the second quarter of 2011, we expect to achieve growth over the first quarter and further expand our market share as a result of our continued focus on design wins, new products and customer expansion. We expect revenue for the second quarter of 2011 to range between $170 million and $178 million, an increase of 5% to 10% sequentially. We expect gross margin to be comparable to the first quarter. Operating expenses are expected to be down slightly from the first quarter levels on a percent of revenue basis. We expect our income tax rate to range between 17% and 23%. Shares used to calculate earnings per share for the second quarter of 2011 are expected to be approximately 47.5 million.
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
          During the first quarter of 2011, net sales were stronger than typical first quarter seasonal patterns, assisted by increased demand in tablets, notebooks, smartphones and LED TV’s. We saw strong demand in Europe and Asia, while North America revenue declined sequentially from fourth quarter of 2010. In addition, the first quarter of 2011 was impacted by reduced unit output from our packaging facilities resulting from lower equipment utilization as a result of China labor shortages, which should be resolved during the second quarter as we continue to hire and train the additional personnel at our packaging facilities. Gross margin for the quarter reflects reduced fixed cost coverage caused by the lower unit output. Although we experienced lower unit output, we were able to ship from finished goods inventory and reduced our contract assembly commitments, which allowed us to achieve sequential revenue growth in our core business.
          The following has affected, and, we believe, will continue to affect, our results of operations:
•
Net sales for the three months ended March 31, 2011 was $162 million compared to $137 million in the same period last year. This increase in net sales mainly reflects the increase in demand for our products in all geographic regions.

•
Our gross profit margin was 36% for the three months ended March 31, 2011, compared to 35% in the same period last year. Our gross margin percentage increased over the same period last year due to higher capacity utilization of our manufacturing and wafer fabrication facilities. Future gross profit margins will depend primarily on our product mix, manufacturing cost savings, and the demand for our products.

•
For the three months ended March 31, 2011, our capital expenditures, excluding capital expenditures related to our investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”), were approximately 11% of our net sales, which is in line with our historical 10% to 12% of net sales model. For 2011, we expect capital expenditures, excluding capital expenditures related to our investment agreement, to be within our historical model.

•
For the three months ended March 31, 2011 and 2010, the percentage of our net sales derived from our Asian subsidiaries was 73%. In the near future, we expect our percentage of net sales to the Asian market to remain approximately the same. In addition, Europe accounted for approximately 15% of our revenues for the three months ended March 31, 2011, compared to 11% in the same period last year.

•
As of March 31, 2011, we had invested approximately $297 million in our Asian manufacturing facilities. For the three months ended March 31, 2011, we invested approximately $14 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

•
For the three months ended March 31, 2011, our original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for approximately 47% of our net sales, while our global network of distributors accounted for approximately 53% of our net sales.

Results of Operations for the Three Months Ended March 31, 2011 and 2010
          The following table sets forth, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

			Percentage Dollar
	Percent of Net Sales		Increase
	Three months ended March 31,		(Decrease)
	2011	2010	‘10 to ‘11
Net sales	100%	100%	18

Cost of goods sold	(64)	(65)	17

Gross profit	36	35	20

Operating expenses	(18)	(21)	-

Income from operations	18	14	50

Other income (expense)	(2)	—	(2,344)

Income before income taxes and noncontrolling interest	16	14	32

Income tax provision	3	2	45

Net income	13	12	29

Net income attributable to noncontrolling interest	—	(1)	(20)

Net income attributable to common stockholders	13	11	32

          The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2011	2010
Net Sales	$161,555	$136,847
          Net sales increased approximately $25 million for the three months ended March 31, 2011, compared to the same period last year. The 18% increase in net sales represented an approximately 1% increase in ASP and a 17% increase in units sold. The revenue increase for the three months ended March 31, 2011 was attributable to increase in demand for our products primarily in Europe and Asia.

	2011	2010
Cost of goods sold	$104,162	$89,064
Gross profit	$57,393	$47,783
Gross profit margin	35.5%	34.9%
          Cost of goods sold increased approximately $15 million, or 17%, for the three months ended March 31, 2011 compared to the same period last year. As a percent of sales, cost of goods sold decreased to 64% for the three months ended March 31, 2011 compared to 65% in the same period last year, and our average unit cost (“AUP”) decreased less than 1% due to product mix.
          For the three months ended March 31, 2011, gross profit increased by approximately $10 million, or 20%, compared to the same period last year. Gross margin increased to 36% for the three months ended March 31, 2011, compared to 35% for the same period last year.

	2011	2010
Operating expenses	$29,063	$28,923
          Operating expenses for the three months ended March 31, 2011 remained relatively flat compared to the same period last year. In addition, the components within operating expenses, selling, general and administrative expenses (“SG&A”) and research and development expenses (“R&D”) also remained relatively flat as well. SG&A, as a percentage of sales, decreased to 13% for the three months ended March 31, 2011, compared to 16% in the same period last year and R&D, as a percentage of sales, decreased to 4% for the three months ended March 31, 2011, compared to 5% in the same period last year due to higher net sales.

	2011	2010
Other income (expenses)	$(3,231)	$144
          Other expenses increased for the three months ended March 31, 2011 to approximately $3 million, compared to less than $1 million of other income in the same period last year, due primarily to an approximately $2 million gain on sale of non-core intellectual property for which no intangible assets were ever recorded and favorable foreign currency gains of approximately $1 million for the three months ended March 31, 2010. Interest income and expense both decreased approximately $1 million due to the absence of interest income being earned on our auction rate securities and decrease in interest expense due primarily to the repayment of our “no net cost” loan on June 30, 2010 in connection with the previously disclosed settlement agreement with UBS.

	2011	2010
Income tax provision	$4,835	$3,324
          We recognized income tax expense of approximately $5 million for the three months ended March 31, 2011, compared to $3 million income tax expense in the same period last year. The estimated effective tax rate is 19% for the three months ended March 31, 2011, compared to 18% in the same period last year. Our effective tax rates for the three months ended March 31, 2011 and 2010, respectively, were lower than the U.S. statutory tax rate of 35%, principally from the impact of higher income in lower-taxed jurisdictions.

Financial Condition
Liquidity and Capital Resources
          Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. credit agreement for a $10 million revolving credit facility and a $10 million uncommitted facility with no outstanding borrowings and have foreign credit facilities with borrowing capacities of approximately $30 million with no outstanding borrowings and $3 million used for import and export guarantees. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2010 and March 31, 2011, our working capital was $289 million and $314 million, respectively. Our working capital increased in the first three months of 2011 primarily due to the increase in cash and accounts receivables. We expect cash generated by our U.S. and international operations, together with existing cash, cash equivalents and available credit facilities, to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months. Cash and cash equivalents, the conversion of other working-capital items and borrowings are expected to be sufficient to fund on-going operations.
          On October 1, 2011, the holders of our 2.25% Convertible Senior Notes due 2026 (“Notes”) can require us to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. Therefore, we have classified our Notes as a current liability. Should the holders choose to require us to purchase their Notes on October 1, 2011, we will be required to use available funds and/or seek alternative means to service the debt.
          Capital expenditures for the three months ended March 31, 2011 and 2010 were $19 million and $25 million, respectively, which include $1 million of capital expenditures related to the investment agreement with the Management Committee of the CDHT for the three months ended March 31, 2011. Capital expenditures, excluding capital expenditures related to the investment agreement, in the first three months of 2011 were approximately 11% of our net sales, which is in line with our historical 10% to 12% of net sales model. Our capital expenditures were primarily related to manufacturing expansion in our facilities in China.
Discussion of Cash Flow
          Cash and cash equivalents increased from $271 million at December 31, 2010, to $279 million at March 31, 2011 primarily from cash provided by operating and financing activities, offset by cash used in investing activities.
          A summary of the consolidated condensed statements of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010	Change
Net cash provided by operating activities	$15,730	$23,866	$(8,136)
Net cash provided by (used by) investing activities	(13,060)	44,071	(57,131)
Net cash provided by (used by) financing activities	2,480	(58,922)	61,402
Effect of exchange rates on cash and cash equivalents	2,689	(3,173)	5,862

Net increase in cash and cash equivalents	$7,839	$5,842	$1,997

          Operating Activities
          Net cash provided by operating activities for the three months ended March 31, 2011 was $16 million, resulting primarily from $20 million of net income and $14 million in depreciation and amortization, offset partially by $16 million increase in accounts receivable. Net cash provided by operating activities was $24 million for the same period last year, resulting primarily from $16 million of net income and $12 million in depreciation and amortization. Net cash provided by operating activities decreased $8 million for the three months ended March 31, 2011, compared to the same period last year. This decrease resulted primarily from an increase in accounts receivable as of March 31, 2011.
          Investing Activities
          Net cash used by investing activities was $13 million for the three months ended March 31, 2011 compared to net cash provided by of $44 million for the same period last year. The $57 million increase in net cash used by investing activities was due primarily the result of during the three months ended March 31, 2010, underlying institutions repurchased approximately $60 million of our auction rate securities at par value.
          Financing Activities
          Net cash provided by financing activities totaled $3 million for the three months ended March 31, 2011 compared to net cash used by of $59 million in the same period last year. This increase in net cash provided by is primarily the result of during the three months ended March 31, 2010, underlying institutions repurchased approximately $60 million of our auction rate securities at par value and the proceeds were applied against the “no net cost” loan.
Debt Instruments
          There have been no material changes to our debt instruments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 28, 2011.
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
Contractual Obligations
          There have been no material changes in any of our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 28, 2011.
Critical Accounting Policies
          Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, relate to revenue recognition, inventories, accounting for income taxes, goodwill and long-lived assets, share-based compensation, fair value measurements, defined benefit plan, contingencies and convertible senior notes. There have been no material changes to our critical accounting policies since December 31, 2010.
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
Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995
          Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q that could cause actual results to differ materially from those anticipated by our management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made on this Quarterly Report on Form 10-Q are made pursuant to the Act.
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

➢
The value of our defined benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used.

➢
Due to fluctuations in the U.K.’s equity markets and bond markets, changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and financial condition.

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

➢
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

➢
Terrorist attacks, or threats or occurrences of other terrorist activities, whether in the United States or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate, and our results of operations and financial condition.

Risks Related To Our International Operations
➢	Our international operations subject us to risks that could adversely affect our operations.

➢
We have significant operations and assets in China, Taiwan, Hong Kong and U.K. and, as a result, will be subject to risks inherent in doing business in those jurisdictions, which may adversely affect our financial performance.

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

➢	The repurchase rights and the increased conversion rate triggered by a make-whole fundamental change could discourage a potential acquirer.

➢	Anti-takeover effects of certain provisions of Delaware law and our Certificate of Incorporation and Bylaws, may hinder a take-over attempt.

➢	Section 203 of Delaware General Corporation Law may deter a take-over attempt.

➢	Our Certificate of Incorporation and Bylaw Provisions may deter a take-over attempt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          As a multinational corporation, we are subject to certain market risks including foreign currency, interest rate, political, inflation and credit. We consider a variety of practices to manage these market risks. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011.
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
Changes in Controls over Financial Reporting
          There was no change in our internal control over financial reporting, known to our Chief Executive Officer or our Chief Financial Officer, that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company is not currently a party to any pending litigation.
Item 1A. Risk Factors
          There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 28, 2011.
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
          There have been no repurchases of our Notes or Common Stock during the first quarter of 2011.
Item 3. Defaults Upon Senior Securities
          There are no matters to be reported under this heading.
Item 4. (Removed and Reserved)
Item 5. Other Information
          There are no matters to be reported under this heading.

Item 6. Exhibits

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith

3.1	Certificate of Incorporation, as amended	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

4.2	Form of 2.25% Convertible Senior Notes due 2026	S-3	October 4, 2006	4.1

4.3	Form of Indenture for the 2.25% Convertible Senior Notes due 2026	S-3	October 4, 2006	4.3

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Labels Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

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

DIODES INCORPORATED (Registrant)
By: /s/ Richard D. White	May 10, 2011
RICHARD D. WHITE
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)