Form 10-Q
period 2011-06-30
DIODES INC /DEL/
filed 2011-08-09
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to                     .
Commission file number: 002-25577
DIODES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2039518 (I.R.S. Employer Identification Number)

4949 Hedgcoxe Road, Suite 200 Plano, Texas (Address of principal executive offices)	75024 (Zip code)
(972) 987-3900
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
Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of August 4, 2011 was 45,601,664.

Page
Part I — Financial Information	3

Item 1 — Financial Statements	3

Consolidated Condensed Balance Sheets as of June 30, 2011 and December 31, 2010	3

Consolidated Condensed Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	5

Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	6

Notes to Consolidated Condensed Financial Statements	7

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	28

Item 4 — Controls and Procedures	28

Part II — Other Information	29

Item 1 — Legal Proceedings	29

Item 1A — Risk Factors	29

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 — Defaults Upon Senior Securities	29

Item 4 — (Removed and Reserved)	29

Item 5 — Other Information	29

Item 6 — Exhibits	30

Signature	32
EX-10.1
EX-10.2
EX-31.1
ex-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$290,366	$270,901
Accounts receivable, net	144,205	129,207
Inventories	128,730	120,689
Deferred income taxes, current	8,200	8,276
Prepaid expenses and other	17,328	11,679

Total current assets	588,829	540,752

PROPERTY, PLANT AND EQUIPMENT, net	229,793	200,745

DEFERRED INCOME TAXES, non-current	1,534	1,574

OTHER ASSETS
Goodwill	70,207	68,949
Intangible assets, net	27,077	28,770
Other	5,624	5,760

Total assets	$923,064	$846,550

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (cont’)
LIABILITIES AND EQUITY
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT LIABILITIES
Lines of credit	$10,000	$—
Accounts payable	82,074	70,057
Accrued liabilities	42,197	36,937
Income tax payable	6,014	15,412
Convertible senior notes	132,272	128,261
Other current liabilities	718	698

Total current liabilities	273,275	251,365

LONG-TERM DEBT, net of current portion	3,227	3,393
CAPITAL LEASE OBLIGATIONS, net of current portion	1,234	1,380
OTHER LONG-TERM LIABILITIES	31,899	37,520

Total liabilities	309,635	293,658

COMMITMENTS AND CONTINGENCIES

EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock — par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — par value $0.66 2/3 per share; 70,000,000 shares authorized; 45,474,579 and 44,662,796 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	30,316	29,775
Additional paid-in capital	240,988	231,842
Retained earnings	362,572	324,907
Accumulated other comprehensive loss	(33,718)	(45,080)

Total Diodes Incorporated stockholders’ equity	600,158	541,444
Noncontrolling interest	13,271	11,448

Total equity	613,429	552,892

Total liabilities and equity	$923,064	$846,550

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
NET SALES	$169,806	$149,153	$331,361	$286,000

COST OF GOODS SOLD	114,191	95,686	218,353	184,750

Gross profit	55,615	53,467	113,008	101,250

OPERATING EXPENSES
Selling, general and administrative	22,575	21,422	43,985	42,841
Research and development	6,533	6,815	13,051	13,191
Other operating expenses	1,153	1,222	2,288	2,350

Total operating expenses	30,261	29,459	59,324	58,382

Income from operations	25,354	24,008	53,684	42,868

OTHER INCOME (EXPENSES)	(1,913)	(3,423)	(5,144)	(3,279)

Income before income taxes and noncontrolling interest	23,441	20,585	48,540	39,589

INCOME TAX PROVISION	4,718	3,035	9,553	6,359

NET INCOME	18,723	17,550	38,987	33,230

Less: NET INCOME attributable to noncontrolling interest	(742)	(903)	(1,322)	(1,625)

NET INCOME attributable to common stockholders	$17,981	$16,647	$37,665	$31,605

EARNINGS PER SHARE attributable to common stockholders
Basic	$0.40	$0.38	$0.84	$0.72

Diluted	$0.38	$0.37	$0.80	$0.70

Number of shares used in computation
Basic	45,325	43,975	45,074	43,871

Diluted	47,148	45,510	46,837	45,358

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES	$48,082	$46,928

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of short-term investments	—	296,600
Purchases of property, plant and equipment	(44,984)	(41,053)
Proceeds from sale of property, plant and equipment	10	2,141
Other	77	(152)

Net cash provided by (used in) investing activities	(44,897)	257,536

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	10,000	3,762
Repayments on lines of credit	—	(301,625)
Net proceeds from issuance of common stock	3,709	2,634
Repayments of long-term debt	(272)	(969)
Repayments of capital lease obligations	(88)	(139)

Net cash provided by (used in) financing activities	13,349	(296,337)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,931	(4,440)

INCREASE IN CASH AND CASH EQUIVALENTS	19,465	3,687
CASH AND CASH EQUIVALENTS, beginning of period	270,901	241,953

CASH AND CASH EQUIVALENTS, end of period	$290,366	$245,640

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$9,409	$6,292
The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
NOTE A – Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements
Nature of Operations
          Diodes Incorporated and its subsidiaries (collectively, the “Company”) is a leading global manufacturer and supplier of high-quality, application specific standard products within the broad discrete, logic and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets throughout Asia, North America and Europe.
Basis of Presentation
          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2011. The consolidated condensed financial data at December 31, 2010 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Recently Issued Accounting Pronouncements
          In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 provides two options for presenting other comprehensive income (OCI), which previously has typically been placed near the statement of equity. The amendments require an OCI statement to be included with the income statement, which together will make a statement of total comprehensive income or separate from the income statement, but the two statements will have to appear consecutively within a financial report. The provisions of ASU No. 2011-05 are effective for fiscal quarters and years beginning on or after December 15, 2011. The Company will select one of the two presentation options in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.
NOTE B – Functional Currencies, Foreign Currency Translation and Comprehensive Income
          Functional Currencies and Foreign Currency Translation – The functional currency for the Company’s China subsidiaries is the U.S. dollar, while other subsidiaries, including subsidiaries in Taiwan and the United Kingdom (“U.K.”), use their local currency as their functional currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded as other income (expense) in the consolidated condensed statements of operations. The Company had foreign exchange transaction gain of approximately $1 million and loss of approximately $1 million for the three months ended June 30, 2011 and 2010, respectively, and gain of approximately $0 million and loss of approximately $1 million for the six months ended June 30, 2011 and 2010, respectively.
          Comprehensive Income – U.S. GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss.

     Total comprehensive income for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):
Total Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$18,723	$17,550	$38,987	$33,230

Translation adjustment	1,507	(2,833)	6,231	(10,913)

Unrealized gain/(loss) on defined benefit plan, net of tax	(2,183)	(3,177)	5,129	(5,870)

Comprehensive income	18,047	11,540	50,347	16,447

Less: Comprehensive income attributable to noncontrolling interest	(742)	(903)	(1,322)	(1,625)

Total comprehensive income attributable to common stockholders	$17,305	$10,637	$49,025	$14,822

NOTE C – Earnings Per Share
          Basic earnings per share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.
          The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	45,325	43,975	45,074	43,871

Net income attributable to common stockholders	$17,981	$16,647	$37,665	$31,605

Earnings per share attributable to common stockholders	$0.40	$0.38	$0.84	$0.72

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	45,325	43,975	45,074	43,871
Add: Assumed exercise of stock options and stock awards	1,823	1,535	1,763	1,487

	47,148	45,510	46,837	45,358

Net income attributable to common stockholders	$17,981	$16,647	$37,665	$31,605

Earnings per share attributable to common stockholders	$0.38	$0.37	$0.80	$0.70

          There are no shares included in the earnings per share calculation related to the Company’s 2.25% convertible senior notes (“Notes”) outstanding as our average stock price did not exceed the conversion price and, therefore, there is no conversion spread.

NOTE D – Inventories
          Inventories stated at the lower of cost or market value are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Raw materials	$67,127	$60,402
Work-in-progress	26,731	22,288
Finished goods	34,872	37,999

Total	$128,730	$120,689

NOTE E – Goodwill and Intangible Assets
     Changes in goodwill are as follows (in thousands):

Balance at December 31, 2010	$68,949
Currency exchange and other	1,258

Balance at June 30, 2011	$70,207

          Changes in intangible assets are as follows (in thousands):

Balance at June 30, 2011:
Intangible assets subject to amortization:
Gross carrying amount	$48,664
Accumulated amortization	(16,972)
Currency exchange and other	(7,185)

Net value	24,507

Intangible assets with indefinite lives:
Gross carrying amount	3,162
Currency exchange and other	(592)

Total	2,570

Total intangible assets, net	$27,077

          Amortization expense related to intangible assets subject to amortization was approximately $1 million for the three months ended June 30, 2011 and 2010, and approximately $2 million for the six months ended June 30, 2011 and 2010.

NOTE F – Income Tax Provision
          Income tax expense of approximately $5 million and $10 million was recorded for the three and six months ended June 30, 2011, respectively. This resulted in an effective tax rate of 20% for the six months ended June 30, 2011, as compared to 16% in the same period of last year and compared to 18% for the full year of 2010. Our effective tax rates for the six months ended June 30, 2011 and 2010, respectively, were lower than the U.S. statutory tax rate of 35%, principally from the impact of higher income in lower-taxed jurisdictions. In addition, the Company’s effective tax rate for the six months ended June 30, 2010 was impacted by the noncash income tax benefit of reversing valuation allowances on deferred tax assets from U.K. loss carryforwards.
          For the six months ended June 30, 2011, the Company reported domestic and foreign pre-tax income (loss) of approximately $(12) million and $61 million, respectively. For the six months ended June 30, 2010, the Company reported domestic and foreign pre-tax income (loss) of approximately $(12) million and $52 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries; accordingly, U.S. taxes are not being recorded on undistributed foreign earnings.
          The impact of tax holidays decreased the Company’s tax expense by approximately $2 million for the six months ended June 30, 2011 and 2010. The benefit of the tax holidays on both basic and diluted earnings per share for the six months ended June 30, 2011 was approximately $0.10. The benefit of the tax holidays on basic and diluted earnings per share for the six months ended June 30, 2010 was approximately $0.08 and $0.07, respectively.
          The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of June 30, 2011, the gross amount of unrecognized tax benefits was approximately $10 million.
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
NOTE G – Share-Based Compensation
          The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of sales	$89	$82	$175	$175
Selling and administrative expense	2,961	2,822	5,829	5,686
Research and development expense	233	329	463	653

Total share-based compensation expense	$3,283	$3,233	$6,467	$6,514

          Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date, and expense was estimated on the date of grant using the Black-Scholes option pricing model.
          The total net cash proceeds received from stock option exercises during the six months ended June 30, 2011 was approximately $3 million. Stock option expense for both the three months ended June 30, 2011 and 2010 was approximately $1 million. Stock option expense for both the six months ended June 30, 2011 and 2010 was approximately $2 million.

          A summary of the stock option plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares (000)	Price	Term (yrs)	Value ($000)
Outstanding at January 1, 2011	3,707	$14.14	5	$47,891
Granted	363	29.21
Exercised	(476)	6.97		10,957
Forfeited or expired	—	—
Outstanding at June 30, 2011	3,594	$16.61	6	$35,726

Exercisable at June 30, 2011	2,623	$14.48	4	$30,860

          The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.
          As of June 30, 2011, total unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, was approximately $12 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3 years.
          Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.
          The total fair value of restricted stock awards vested during the six months ended June 30, 2011 was $5 million. Share grant expense for both the three months ended June 30, 2011 and 2010 was approximately $2 million. Share grant expense for both the six months ended June 30, 2011 and 2010 was approximately $4 million
          A summary of the status of the Company’s non-vested share grants is as follows:

		Weighted-Average	Aggregate
		Grant-Date	Intrinsic
Share Grants	Shares (000)	Fair Value	Value ($000)
Nonvested at January 1, 2011	774	$16.16	$12,479
Granted	121	29.44
Vested	(236)	20.74	4,884
Forfeited	(16)	17.44

Nonvested at June 30, 2011	643	$16.95	$10,868

          As of June 30, 2011, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $20 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3 years.

NOTE H – Segment Information and Enterprise-Wide Disclosure
          For financial reporting purposes, the Company operates in a single segment, standard semiconductor products, through the Company’s various manufacturing and distribution facilities. The Company aggregates its products because the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.
          The Company’s primary operations include the domestic operations in Asia, North America and Europe.
          Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended		North
June 30, 2011	Asia	America	Europe	Consolidated
Total sales	$150,015	$37,224	$61,710	$248,949
Inter-company sales	(24,128)	(15,878)	(39,137)	(79,143)

Net sales	$125,887	$21,346	$22,573	$169,806

Three Months Ended		North
June 30, 2011	Asia	America	Europe	Consolidated
Total sales	$122,170	$37,010	$42,771	$201,951
Inter-company sales	(12,558)	(14,099)	(26,141)	(52,798)

Net sales	$109,612	$22,911	$16,630	$149,153

Six Months Ended		North
June 30, 2011	Asia	America	Europe	Consolidated
Total sales	$281,570	$72,597	$110,473	$464,640
Inter-company sales	(38,577)	(31,210)	(63,492)	(133,279)

Net sales	$242,993	$41,387	$46,981	$331,361

Property, plant and equipment	$162,654	$34,459	$32,680	$229,793

Total assets	$512,542	$183,362	$227,160	$923,064

Six Months Ended		North
June 30, 2011	Asia	America	Europe	Consolidated
Total sales	$231,231	$69,611	$82,643	$383,485
Inter-company sales	(22,093)	(25,196)	(50,196)	(97,485)

Net sales	$209,138	$44,415	$32,447	$286,000

Property, plant and equipment	$123,614	$29,783	$30,846	$184,243

Total assets	$427,116	$161,560	$184,015	$772,691

Geographic Information
          Revenues were derived from (billed to) customers located in the following countries (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended June 30,		Net Sales
	2011	2010	2011	2010
China	$53,129	$46,898	31%	31%
Taiwan	36,581	34,803	22%	23%
United States	29,928	32,584	18%	22%
Korea	10,422	8,558	6%	6%
England	8,510	1,817	5%	1%
Germany	7,999	10,121	5%	7%
Singapore	6,027	6,018	3%	4%
All Others (1)	17,210	8,354	10%	6%

Total	$169,806	$149,153	100%	100%

	Net Sales
	for the Six Months		Percentage of
	Ended June 30,		Net Sales
	2011	2010	2011	2010
China	$100,565	$88,957	30%	31%
Taiwan	74,261	67,806	23%	24%
United States	56,457	61,789	17%	22%
Korea	20,189	16,888	6%	6%
Germany	17,456	17,152	5%	6%
England	17,228	6,675	5%	2%
Singapore	11,589	11,369	4%	4%
All Others (1)	33,616	15,364	10%	5%

Total	$331,361	$286,000	100%	100%

(1)	Represents countries with less than 3% of the total revenues each.
NOTE I – Convertible Senior Notes
          In October 2006, the Company issued and sold Notes with an aggregate principal amount of $230 million due 2026, which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year.
          On October 1, 2011, and every five years thereafter, holders may require the Company to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. Therefore, the Company has classified its Notes as a current liability. Should the holders choose not to require the Company to purchase their Notes on October 1, 2011, the Company has the option to call the Notes, which it intends to do. Should the holders choose to require the Company to purchase its Notes or if the Company exercises its option, either will require the Company to use available funds and/or seek alternative means to service the debt.

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
          In determining the liability and equity components, the Company determined the expected life of the Notes to be five years as that is the earliest date in which the Notes can be put back to the Company at par value. As of June 30, 2011, three months remain over which the discount of the liability will be amortized. As of June 30, 2011, the liability and equity components are as follows (in thousands):

Liability Component	Liability Component	Liability Component	Equity Component
Principal Amount	Net Carrying Amount	Unamortized Discount	Carrying Amount
$ 134,293	$132,272	$2,021	$35,515
          The effective interest rate of the liability component is 8.5%, which is a comparable yield for nonconvertible notes with terms and conditions otherwise comparable to the Company’s Notes as of the date of issuance. The amount of interest expense, including amortization of debt discount for the liability component and debt issuance costs is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Notes contractual interest expense	$754	$792	$1,510	$1,552
Amortization of debt discount	2,027	1,873	4,011	3,707
Amortization of debt issuance costs	138	136	275	274

Total	$2,919	$2,801	$5,796	$5,533

NOTE J – Commitments
          Purchase commitments – As of June 30, 2011, the Company had approximately $22 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.
          Other commitments – During 2010, the Company entered into an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, the Company agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for the purpose of providing surface mounted component production, assembly and testing, and integrated circuit assembly and testing in Chengdu, People’s Republic of China. This is a long-term, multi-year project that will provide additional capacity once the Company has reached the maximum capacity at its Shanghai facilities in the next few years. The Company is expected to invest approximately $48 million in installments during the first three years. As of June 30, 2011, the Company has invested approximately $5 million.
NOTE K – Employee Benefit Plans
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
          For the six months ended June 30, 2011, net period benefit costs associated with the defined benefit plan were approximately $0 million.

          The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2010	$118,505
Service cost	162
Interest cost	3,090
Actuarial gain	(6,545)
Benefits paid	(1,970)
Currency changes	3,040

Benefit obligation at June 30, 2011	$116,282

Change in plan assets:
Fair value of plan assets at December 31, 2010	$93,642
Actual return on plan assets	1,807
Employer contribution	1,535
Benefits paid	(1,970)
Currency changes	2,366

Fair value of plan assets at June 30, 2011	$97,380

Underfunded status at June 30, 2011	$(18,902)

          Based on an actuarial study performed as of June 30, 2011, the plan is underfunded and a liability is reflected in the Company’s consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of June 30, 2011 was 5.5%.
          The following are weighted-average assumptions used to determine net periodic benefit costs for the six months ended June 30, 2011:

Discount rate	5.4%
Expected long-term return on plan assets	6.6%
          The Company previously adopted a payment plan with the trustees of the defined benefit plan, in which the Company will pay approximately ₤1.0 million GBP (approximately $1.6 million based on a USD:GBP exchange rate of 1.6:1) every year from 2009 through 2012. Contribution amounts, if any, for 2013 and thereafter have not yet been determined, but discussions are ongoing with the trustees of the defined benefit plan as to the required payments going forward.
          The Company also has pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, are not included in the figures or assumptions above.
Deferred Compensation
          The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At June 30, 2011, these investments totaled approximately $3 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE L – Related Parties
          The Company conducts business with one related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), that owned approximately 18.4% of the Company’s outstanding Common Stock as of June 30, 2011. The Company also conducts business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is the Company’s 5% joint venture partner in the Company’s Shanghai manufacturing facilities.
          The Audit Committee of the Company’s Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time.
          Lite-On Semiconductor Corporation – During the six months ended June 30, 2011 and 2010, the Company sold products to LSC totaling approximately 0% and 2% of its net sales, respectively. Net sales decreased in 2011 compared to 2010 due to less wafers being sold to LSC and more wafers being used for internal consumption. Also, for the six months ended June 30, 2011 and 2010, approximately 6% and 11%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC the Company’s largest supplier.
          Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$505	$2,038	$952	$4,526
Purchases	$9,541	$11,623	$18,494	$20,888
          Keylink International (B.V.I.) Inc. – During the six months ended June 30, 2011 and 2010, the Company sold products to subsidiaries and affiliates of Keylink totaling approximately 0% and 3% of its net sales, respectively. Net sales decreased in 2011 compared to 2010 due to a contract expiring, which is currently being renegotiated. Also, for the six months ended June 30, 2011 and 2010, approximately 1% and 3%, respectively, of the Company’s net sales were from semiconductor products purchased from Keylink. In addition, the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (including, but not limited to, metal plating and environmental services) to Keylink. The Company also pays a consulting fee to, Keylink. For both the six months ended June 30, 2011 and 2010, the Company paid Keylink an aggregate of approximately $8 million with respect to these items.
          Net sales to, and purchases from, Keylink are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$18	$4,129	$1,204	$7,742
Purchases	$3,017	$2,547	$5,880	$5,173
          Accounts receivable from, and accounts payable to, LSC and Keylink are as follows (in thousands):

June 30,
2011
Accounts receivable
LSC	$446
Keylink	700

$1,146

Accounts payable
LSC	$8,031
Keylink	7,059

$15,090

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
Highlights
•
Net sales for the three months ended June 30, 2011 was $170 million, an increase of $21 million, or 14%, over the same period last year, and a sequential increase of 5% compared to the $162 million in the first quarter of 2011;

•	Net sales for the six months ended June 30, 2011 was $331 million, an increase of $45 million, or 16%, over the same period last year;

•
Gross profit for the three months ended June 30, 2011 was $56 million, an increase of $2 million, or 4%, over the same period last year, and a sequential decrease of 3% compared to the $57 million in the first quarter of 2011;

•	Gross profit for the six months ended June 30, 2011 was $113 million, an increase of $12 million, or 12%, over the same period last year;

•	Gross profit margin for the three months ended June 30, 2011 was 33%, a decrease of 3% over the same period last year, and a sequential decrease of 3% compared to the first quarter of 2011;

•	Gross profit margin for the six months ended June 30, 2011 was 34%, a decrease of 1% over the same period last year;

•
Net income attributable to common stockholders for the three months ended June 30, 2011 was $18 million, or $0.38 per diluted share, compared to the same period last year, which was $17 million, or $0.37 per diluted share, and first quarter of 2011 net income of $20 million, or $0.42 per diluted share; and

•
Net income attributable to common stockholders for the six months ended June 30, 2011 was $38 million, or $0.80 per diluted share, compared to the same period last year, which was $32 million, or $0.70 per diluted share.

          Business Outlook
          During the second quarter, distributor inventory days were down slightly from the first quarter, while channel inventory was at the high end of the preferred range as we exited the quarter. We saw weakening demand at the end of the second quarter, especially in the consumer and LED TV market, which has continued into July and the market outlook for the rest of the third quarter is uncertain. Despite market challenges, we believe we are well positioned with our customers and have a broadened product portfolio, design win momentum and the capacity to expand our revenues and margins as demand improves. As such, we expect revenue for the third quarter of 2011 to range between $160 million and $170 million, or flat to down 6% sequentially. We expect gross margin to be 32%, plus or minus 1.5%. Operating expenses are expected to be comparable to the second quarter on a dollar basis. We expect our income tax rate to range between 17% and 23%, and shares used to calculate earnings per share for the third quarter of 2011 are expected to be approximately 48 million.
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

          During the first quarter of 2011, net sales were stronger than typical first quarter seasonal patterns, assisted by increased demand in tablets, notebooks, smartphones and LED TV’s. We saw strong demand in Europe and Asia, while North America revenue declined sequentially from fourth quarter of 2010. In addition, the first quarter of 2011 was impacted by reduced unit output from our packaging facilities due to lower equipment utilization as a result of China labor shortages, and gross margin reflected reduced fixed cost coverage caused by the lower unit output. Although we experienced lower unit output during the first quarter, we were able to ship from finished goods inventory and reduced our contract assembly commitments, which allowed us to achieve sequential revenue growth in our core business. During the second quarter, we continued to focus on design wins, new products and customer expansion. During May, we started to see a slowdown in the global markets, in particular the consumer and computing space. This weakness accelerated in the last several weeks of the second quarter affecting several of our customers that build product for the U.S. and European markets. Gross margin in the second quarter was also impacted by the softening demand, which caused us to change our mix to lower margin commodity products to support revenue. In addition, there was a slower than expected ramp in productivity due to the training requirements for replacing operators as a result of the China labor shortages. We expect this productivity issue to be resolved by the end of the third quarter. We have taken several actions, including the delay of capital investments and the freezing of manufacturing manpower, until such time that the demand environment improves.
          The following has affected, and, we believe, will continue to affect, our results of operations:
•
Net sales for the six months ended June 30, 2011 was $331 million compared to $286 million in the same period last year. This increase in net sales mainly reflects the increase in demand for our products in most geographic regions.

•
Our gross profit margin was 34% for the six months ended June 30, 2011, compared to 35% in the same period last year. Our gross margin percentage decreased over the same period last year due to a shift in product mix to lower margin products and lower equipment utilization due to the need to train replacement operators as a result of the previously disclosed China labor shortages. Future gross profit margins will depend primarily on market prices, our product mix, manufacturing cost savings, and the demand for our products.

•
For the six months ended June 30, 2011, our capital expenditures, excluding capital expenditures related to our investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”), were approximately 15% of our net sales, which is higher than our historical 10% to 12% of net sales model. For 2011, we expect capital expenditures, excluding capital expenditures related to our investment agreement, to be at the low end of our historical model.

•
For the six months ended June 30, 2011 and 2010, the percentage of our net sales derived from our Asian subsidiaries was 73%. In the near future, we expect our percentage of net sales to the Asian market to remain approximately the same. In addition, Europe accounted for approximately 14% of our revenues for the six months ended June 30, 2011, compared to 11% in the same period last year.

•
As of June 30, 2011, we had invested approximately $325 million in our Asian manufacturing facilities. For the six months ended June 30, 2011, we invested approximately$45 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

•
For the six months ended June 30, 2011, our original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for approximately 46% of our net sales, while our global network of distributors accounted for approximately 54% of our net sales.

Results of Operations for the Three Months Ended June 30, 2011 and 2010
          The following table sets forth, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

			Percentage Dollar
	Percent of Net Sales		Increase
	Three months ended June 30,		(Decrease)
	2011	2010	'10 to '11
Net sales	100%	100%	14
Cost of goods sold	(67)	(64)	19

Gross profit	33	36	4
Operating expenses	(18)	(20)	3

Income from operations	15	16	6
Other income (expense)	(1)	(2)	(248)

Income before income taxes and noncontrolling interest	14	14	14
Income tax provision	3	2	55

Net income	11	12	7
Net income attributable to noncontrolling interest	—	(1)	(18)

Net income attributable to common stockholders	11	11	8

          The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2011	2010
Net Sales	$169,806	$149,153
          Net sales increased approximately $21 million for the three months ended June 30, 2011, compared to the same period last year. The 14% increase in net sales represented an approximately 4% increase in ASP and a 10% increase in units sold. The revenue increase for the three months ended June 30, 2011 was attributable to increase in demand for our products primarily in Europe and Asia.

	2011	2010
Cost of goods sold	$114,191	$95,686
Gross profit	$55,615	$53,467
Gross profit margin	32.8%	35.8%
          Cost of goods sold increased approximately $19 million, or 19%, for the three months ended June 30, 2011, compared to the same period last year. As a percent of sales, cost of goods sold increased to 67% for the three months ended June 30, 2011, compared to 64% in the same period last year, and our average unit cost (“AUP”) increased 9% due to product mix.
          For the three months ended June 30, 2011, gross profit increased by approximately $2 million, or 4%, compared to the same period last year. Gross margin decreased to 33% for the three months ended June 30, 2011, compared to 36% for the same period last year.

	2011	2010
Operating expenses	$30,261	$29,459
          Operating expenses for the three months ended June 30, 2011 increased approximately $1 million compared to the same period last year. In addition, of the components within operating expenses, selling, general and administrative expenses (“SG&A”) increased $1 million, while research and development expenses (“R&D”) remained relatively flat. SG&A, as a percentage of sales, decreased to 13% for the three months ended June 30, 2011, compared to 14% in the same period last year, and R&D, as a percentage of sales, decreased to 4% for the three months ended June 30, 2011, compared to 5% in the same period last year, due to higher net sales.

	2011	2010
Other income (expenses)	$(1,913)	$(3,423)
          Other expenses decreased for the three months ended June 30, 2011 to approximately $2 million, compared to approximately $3 million in the same period last year, due primarily to a foreign currency gain in 2011 compared to a foreign currency loss in 2010.

	2011	2010
Income tax provision	$4,718	$3,035
          We recognized income tax expense of approximately $5 million for the three months ended June 30, 2011, compared to approximately $3 million in the same period last year. The estimated effective tax rate is approximately 20% for the three months ended June 30, 2011, compared to approximately 15% in the same period last year. Our effective tax rates for the three months ended June 30, 2011 and 2010, were lower than the U.S. statutory tax rate of 35%, due primarily from the impact of higher income in lower-taxed jurisdictions. In addition, the Company’s effective tax rate for the three months ended June 30, 2010 was also impacted by the noncash income tax benefit of reversing valuation allowances on deferred tax assets from U.K. loss carryforwards.

Results of Operations for the Six Months Ended June 30, 2011 and 2010
          The following table sets forth, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

			Percentage Dollar
	Percent of Net Sales		Increase
	Six months ended June 30,		(Decrease)
	2011	2010	'10 to '11
Net sales	100%	100%	16
Cost of goods sold	(66)	(65)	18

Gross profit	34	35	12
Operating expenses	(18)	(20)	2

Income from operations	16	15	25
Other income (expense)	(2)	(1)	(173)

Income before income taxes and noncontrolling interest	15	14	23
Income tax provision	3	2	50

Net income	12	12	17
Net income attributable to noncontrolling interest	—	(1)	(19)

Net income attributable to common stockholders	12	11	19

          The following discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2011	2010
Net Sales	$331,361	$286,000
          Net sales increased approximately $45 million for the six months ended June 30, 2011, compared to the same period last year. The 16% increase in net sales represented an approximately 2% increase in ASP and a 13% increase in units sold. The revenue increase for the six months ended June 30, 2011 was attributable to increase in demand for our products primarily in Europe and Asia.

	2011	2010
Cost of goods sold	$218,353	$184,750
Gross profit	$113,008	$101,250
Gross profit margin	34.1%	35.4%
          Cost of goods sold increased approximately $34 million, or 18%, for the six months ended June 30, 2011 compared to the same period last year. As a percent of sales, cost of goods sold increased to 66% for the six months ended June 30, 2011 compared to 65% in the same period last year, and AUP increased 4% due to product mix.
          For the six months ended June 30, 2011, gross profit increased by approximately $12 million, or 12%, compared to the same period last year. Gross margin decreased to 34% for the six months ended June 30, 2011, compared to 35% for the same period last year.

	2011	2010
Operating expenses	$59,324	$58,382
          Operating expenses for the six months ended June 30, 2011 increased approximately $1 million compared to the same period last year. In addition, of the components within operating expenses, selling, general and administrative expenses (“SG&A”), increased $1 million, while research and development expenses (“R&D”) remained relatively flat. SG&A, as a percentage of sales, decreased to 13% for the six months ended June 30, 2011, compared to 15% in the same period last year, and R&D, as a percentage of sales, decreased to 4% for the six months ended June 30, 2011, compared to 5% in the same period last year, due to higher net sales.

	2011	2010
Other income (expenses)	$(5,144)	$(3,279)
          Other expenses increased for the six months ended June 30, 2011 to approximately $5 million, compared to approximately $3 million in the same period last year, due primarily to a gain on sale of non-core intellectual property for which no intangible assets were ever recorded of approximately $2 million in the six months ended June 30, 2010 and a foreign currency loss of approximately $1 million for the six months ended June 30, 2010 compared to an almost net zero for the same period of 2011. Interest income and expense both decreased approximately $2 million due to the absence of interest income being earned on our auction rate securities and the decrease in interest expense due primarily to the repayment of our “no net cost” loan on June 30, 2010 in connection with the previously disclosed settlement agreement with UBS.

	2011	2010
Income tax provision	$9,553	$6,359
          We recognized income tax expense of approximately $10 million for the six months ended June 30, 2011, compared to approximately $6 million in the same period last year. The estimated effective tax rate is approximately 20% for the six months ended June 30, 2011, compared to approximately 16% in the same period last year. Our effective tax rates for the six months ended June 30, 2011 and 2010 were lower than the U.S. statutory tax rate of 35%, due primarily from the impact of higher income in lower-taxed jurisdictions. In addition, the Company’s effective tax rate for the six months ended June 30, 2010 was also impacted by the noncash income tax benefit of reversing valuation allowances on deferred tax assets from U.K. loss carryforwards.

Financial Condition
Liquidity and Capital Resources
          Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. credit agreement for a $10 million revolving credit facility and a $10 million uncommitted facility with no outstanding borrowings and have foreign credit facilities with borrowing capacities of approximately $35 million with $10 million outstanding borrowings and $4 million used for import and export guarantees. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2010 and June 30, 2011, our working capital was $289 million and $316 million, respectively. Our working capital increased in the first six months of 2011 primarily due to the increase in cash and accounts receivables. We expect cash generated by our operations, together with existing cash, cash equivalents and available credit facilities, to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months. Cash and cash equivalents, the conversion of other working-capital items and borrowings are expected to be sufficient to fund on-going operations.
          On October 1, 2011, the holders of our 2.25% Convertible Senior Notes due 2026 (“Notes”) can require us to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest to, but excluding, the purchase date. Therefore, we have classified our Notes as a current liability. Should the holders choose to not require us to purchase their Notes on October 1, 2011, we have the option to call the Notes, which we intend to do. Should the holders choose to require us to purchase their Notes or if we exercise our option, either will require us to use available funds and/or seek alternative means to service the debt.
          Capital expenditures for the six months ended June 30, 2011 and 2010 were $54 million and $47 million, respectively, which include $5 million of capital expenditures related to the investment agreement with the Management Committee of the CDHT for the six months ended June 30, 2011. Capital expenditures, excluding capital expenditures related to the investment agreement, in the first six months of 2011 were approximately 15% of our net sales and were primarily related to manufacturing expansion in our facilities in China.
          On June 24, 2011, we announced an agreement to purchase up to approximately $14 million of the common stock of Eris Technology Corporation, a publicly traded company listed as an Emerging Stock on the Taiwan OTC Exchange (TWO) that provides design, manufacturing and after-market services for diode products. We expect the purchase to occur during the second half of 2011.
Discussion of Cash Flow
          Cash and cash equivalents increased from $271 million at December 31, 2010, to $290 million at June 30, 2011 primarily from cash provided by operating and financing activities, offset by cash used in investing activities.
          A summary of the consolidated condensed statements of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2011	2010	Change
Net cash provided by operating activities	$48,082	$46,928	$1,154

Net cash provided by (used by) investing activities	(44,897)	257,536	(302,433)

Net cash provided by (used by) financing activities	13,349	(296,337)	309,686

Effect of exchange rates on cash and cash equivalents	2,931	(4,440)	7,371

Net increase in cash and cash equivalents	$19,465	$3,687	$15,778

          Operating Activities
          Net cash provided by operating activities for the six months ended June 30, 2011 was $48 million, resulting primarily from $39 million of net income and $29 million in depreciation and amortization, offset partially by a $27 million increase in operating assets. Net cash provided by operating activities was $47 million for the same period last year, resulting primarily from $33 million of net income and $25 million in depreciation and amortization, offset partially by a greater increase in operating assets than operating liabilities.
          Investing Activities
          Net cash used in investing activities was $45 million for the six months ended June 30, 2011 compared to net cash provided by of $258 million for the same period last year. This decrease in net cash provided by investing activities was due primarily to $297 million in proceeds from the sale of short-term investments in 2010.
          Financing Activities
          Net cash provided by financing activities was $13 million for the six months ended June 30, 2011 compared to net cash used in of $296 million in the same period last year. This decrease in net cash used in was due primarily to $302 million repayment on lines of credit with the proceeds from the sale of short-term investments in 2010.
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

•	During times of difficult market conditions, our fixed costs combined with lower revenues may have a negative impact on our business, results of operations and financial condition.

•	Downturns in the highly cyclical semiconductor industry or changes in end-market demand could adversely affect our results of operations and financial condition.

•	The semiconductor business is highly competitive, and increased competition may harm our business, results of operations and financial condition.

•	A related party is our largest external supplier and the loss of this supplier could harm our business, results of operations and financial condition.

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

•
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

•	The repurchase rights and the increased conversion rate triggered by a make-whole fundamental change could discourage a potential acquirer.

•	Anti-takeover effects of certain provisions of Delaware law and our Certificate of Incorporation and Bylaws, may hinder a take-over attempt.

•	Section 203 of Delaware General Corporation Law may deter a take-over attempt.

•	Our Certificate of Incorporation and Bylaw Provisions may deter a take-over attempt.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company is not currently a party to any material litigation.
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
          There have been no repurchases of our Notes or Common Stock during the second quarter of 2011.
Item 3. Defaults Upon Senior Securities
          There are no matters to be reported under this heading.
Item 4. (Removed and Reserved)
Item 5. Other Information
          There are no matters to be reported under this heading.

Item 6. Exhibits

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith
3.1	Certificate of Incorporation, as amended	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

4.2	Form of 2.25% Convertible Senior Notes due 2026	S-3	October 4, 2006	4.1

4.3	Form of Indenture for the 2.25% Convertible Senior Notes due 2026	S-3	October 4, 2006	4.3

10.1	Supplemental Agreement to the Power Facility Construction Application Agreement, dated March 21, 2011, between Shanghai Kai Hong Technology Company Limited and Shanghai Yuan Hao Electronic Company Limited.	10-Q		10.1	X

10.2	Credit Agreement, dated March 21, 2011, between Mega International Commercial Bank and Diodes Taiwan Inc.	10-Q		10.2	X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Labels Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

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

DIODES INCORPORATED (Registrant)
By:	/s/ Richard D. White	August 9, 2011
RICHARD D. WHITE
Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)