Form 10-Q
period 2011-09-30
DIODES INC /DEL/
filed 2011-11-09
CIK 29002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .
Commission file number: 002-25577
DIODES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	95-2039518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4949 Hedgcoxe Road, Suite 200
Plano, Texas	75024
(Address of principal executive offices)	(Zip code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock outstanding as of November 3, 2011 was 45,619,364.

Page
Part I — Financial Information	3
Item 1 — Financial Statements	3
Consolidated Condensed Balance Sheets as of September 30, 2011 and December 31, 2010	3
Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	5
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	6
Notes to Consolidated Condensed Financial Statements	7
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	31
Item 4 — Controls and Procedures	31

Part II — Other Information	32
Item 1 — Legal Proceedings	32
Item 1A — Risk Factors	32
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3 — Defaults Upon Senior Securities	32
Item 4 — (Removed and Reserved)	32
Item 5 — Other Information	32
Item 6 — Exhibits	33

Signature	35
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
ASSETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$124,897	$270,901
Accounts receivable, net	139,391	129,207
Inventories	139,074	120,689
Deferred income taxes, current	8,488	8,276
Prepaid expenses and other	17,450	11,679

Total current assets	429,300	540,752

PROPERTY, PLANT AND EQUIPMENT, net	231,863	200,745

DEFERRED INCOME TAXES, non-current	1,812	1,574

OTHER ASSETS
Goodwill	67,770	68,949
Intangible assets, net	25,317	28,770
Other	17,667	5,760

Total assets	$773,729	$846,550

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (cont’)
LIABILITIES AND EQUITY
(In thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT LIABILITIES
Lines of credit	$—	$—
Accounts payable	82,554	70,057
Accrued liabilities	34,694	36,937
Income tax payable	—	15,412
Convertible senior notes	236	128,261
Other current liabilities	694	698

Total current liabilities	118,178	251,365

LONG-TERM DEBT, net of current portion	2,941	3,393
CAPITAL LEASE OBLIGATIONS, net of current portion	1,152	1,380
OTHER LONG-TERM LIABILITIES	34,159	37,520

Total liabilities	156,430	293,658

COMMITMENTS AND CONTINGENCIES

EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock — par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock — par value $0.66 2/3 per share; 70,000,000 shares authorized; 45,606,464 and 44,662,796 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	30,406	29,775
Additional paid-in capital	244,677	231,842
Retained earnings	372,529	324,907
Accumulated other comprehensive loss	(44,333)	(45,080)

Total Diodes Incorporated stockholders’ equity	603,279	541,444
Noncontrolling interest	14,020	11,448

Total equity	617,299	552,892

Total liabilities and equity	$773,729	$846,550

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
NET SALES	$160,577	$163,120	$491,938	$449,120

COST OF GOODS SOLD	115,383	102,143	333,736	286,893

Gross profit	45,194	60,977	158,202	162,227

OPERATING EXPENSES
Selling, general and administrative	23,404	22,837	67,389	65,678
Research and development	7,304	7,212	20,355	20,403
Other operating expenses	1,120	1,098	3,408	3,448

Total operating expenses	31,828	31,147	91,152	89,529

Income from operations	13,366	29,830	67,050	72,698

OTHER INCOME (EXPENSES)	(2,300)	(2,415)	(7,444)	(5,694)

Income before income taxes and noncontrolling interest	11,066	27,415	59,606	67,004

INCOME TAX PROVISION	359	5,346	9,912	11,705

NET INCOME	10,707	22,069	49,694	55,299

Less: NET INCOME attributable to noncontrolling interest	(750)	(907)	(2,072)	(2,532)

NET INCOME attributable to common stockholders	$9,957	$21,162	$47,622	$52,767

EARNINGS PER SHARE attributable to common stockholders
Basic	$0.22	$0.48	$1.05	$1.20

Diluted	$0.21	$0.46	$1.02	$1.16

Number of shares used in computation
Basic	45,603	44,346	45,252	44,031

Diluted	47,093	45,673	46,875	45,418

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES	$65,053	$90,046

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(13,482)	—
Proceeds from sale of short-term investments	—	296,600
Purchases of property, plant and equipment	(69,802)	(66,342)
Proceeds from sale of property, plant and equipment	19	2,141
Other	64	(384)

Net cash provided by (used in) investing activities	(83,201)	232,015

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	10,000	3,762
Repayments on lines of credit	(10,000)	(303,192)
Net proceeds from issuance of common stock	3,352	2,763
Repayments of long-term debt	(134,369)	(1,062)
Other	282	(902)

Net cash used in financing activities	(130,735)	(298,631)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,879	(1,576)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(146,004)	21,854
CASH AND CASH EQUIVALENTS, beginning of period	270,901	241,953

CASH AND CASH EQUIVALENTS, end of period	$124,897	$263,807

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$(4,075)	$(5,828)
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
Basis of Presentation
     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2011. The consolidated condensed financial data at December 31, 2010 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Recently Issued Accounting Pronouncements
     In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value (that is, a likelihood of more than 50 percent). If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements and is considering early adoption.
     In June 2011, the FASB issued Accounting Standards Update ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 provides two options for presenting other comprehensive income (OCI), which previously has typically been placed near the statement of equity. The amendments require an OCI statement to be included with the income statement, which together will make a statement of total comprehensive income or separate from the income statement, but the two statements will have to appear consecutively within a financial report. The provisions of ASU No. 2011-05 are effective for fiscal quarters and years beginning on or after December 15, 2011. The Company will select one of the two presentation options in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

NOTE B — Functional Currencies, Foreign Currency Translation and Comprehensive Income (Loss)
     Functional Currencies and Foreign Currency Translation — The functional currency for the Company’s China subsidiaries is the U.S. dollar, while other subsidiaries, including subsidiaries in Taiwan and the United Kingdom (“U.K.”), use their local currency as their functional currency. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded as other income (expense) in the consolidated condensed statements of operations. The Company had foreign exchange transaction gain of approximately $1 million and loss of approximately $0 million for the three months ended September 30, 2011 and 2010, respectively, and gain of approximately $2 million and loss of approximately $1 million for the nine months ended September 30, 2011 and 2010, respectively.
     Comprehensive Income (Loss) — U.S. GAAP generally requires that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss.
     Total comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):
Total Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$10,707	$22,069	$49,694	$55,299

Translation adjustment	(6,852)	7,361	(621)	(3,552)

Unrealized gain/(loss) on defined benefit plan, net of tax	(3,783)	1,802	1,347	(4,068)

Comprehensive income	72	31,232	50,420	47,679

Less: Comprehensive income attributable to noncontrolling interest	(750)	(907)	(2,072)	(2,532)

Total comprehensive income (loss) attributable to common stockholders	$(678)	$30,325	$48,348	$45,147

NOTE C — Earnings Per Share
     Basic earnings per share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.
     The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	45,603	44,346	45,252	44,031

Net income attributable to common stockholders	$9,957	$21,162	$47,622	$52,767

Earnings per share attributable to common stockholders	$0.22	$0.48	$1.05	$1.20

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	45,603	44,346	45,252	44,031
Add: Assumed exercise of stock options and stock awards	1,490	1,327	1,623	1,387

	47,093	45,673	46,875	45,418

Net income attributable to common stockholders	$9,957	$21,162	$47,622	$52,767

Earnings per share attributable to common stockholders	$0.21	$0.46	$1.02	$1.16

     There are no shares included in the earnings per share calculation related to the Company’s 2.25% convertible senior notes (“Notes”) outstanding as our average stock price did not exceed the conversion price and, therefore, there is no conversion spread.
NOTE D — Inventories
     Inventories stated at the lower of cost or market value are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Raw materials	$67,920	$60,402
Work-in-progress	21,666	22,288
Finished goods	49,488	37,999

Total	$139,074	$120,689

NOTE E — Goodwill and Intangible Assets
     Changes in goodwill are as follows (in thousands):

Balance at December 31, 2010	$68,949
Currency exchange and other	(1,179)

Balance at September 30, 2011	$67,770

     Changes in intangible assets are as follows (in thousands):

Balance at September 30, 2011:
Intangible assets subject to amortization:
Gross carrying amount	$48,664
Accumulated amortization	(18,093)
Currency exchange and other	(7,747)

Net value	22,824

Intangible assets with indefinite lives:
Gross carrying amount	3,162
Currency exchange and other	(669)

Total	2,493

Total intangible assets, net	$25,317

     Amortization expense related to intangible assets subject to amortization was approximately $1 million for the three months ended September 30, 2011 and 2010, and approximately $3 million for the nine months ended September 30, 2011 and 2010.
NOTE F — Fair Value Measurements
     On September 7, 2011, the Company purchased 10 million shares of the common stock of Eris Technology Corporation (“Eris”), a publicly traded company listed as an Emerging Stock on the Taiwan OTC Exchange (TWO) that provides design, manufacturing and after-market services for diode products. The Company paid NT$39 per share or NT$390 million (approximately US$14 million), which represents an approximately 30 percent ownership in Eris after the transaction. As of September 30, 2011, the Company holds 10,045,000 shares of Eris.
     The accounting rules permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in other income (expense).
     The Company has elected the fair value option for the shares of Eris common stock. Fair value is the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The shares of Eris common stock will be valued under the fair value hierarchy as a Level 1 Input, which is the quoted price (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

     Financial assets and liabilities carried at fair value as of September 30, 2011 are classified in the following table (in thousands):

Changes in Fair Values for Items
Measured at Fair Value Pursuant to
		Fair Value Measurements			Election of the Fair Value Option
		Quoted				Total
		Prices in				Changes in
		Active	Significant			Fair Values
		Markets for	Other	Significant		Included in
		Identical	Observable	Unobservable		Current-
	Fair Value	Assets	Inputs	Inputs	Other Gains	Period
Description	Estimate	(Level 1)	(Level 2)	(Level 3)	and (Losses)	Earnings
Securities carried at fair value *	$12,148	$12,148	$—	$—	$(1,334)	$(1,334)

(*)	Represents investments that would otherwise be accounted for under the equity method of accounting.
NOTE G — Income Tax Provision
     Income tax expense of approximately $0 million and $10 million was recorded for the three and nine months ended September 30, 2011, respectively. This resulted in an effective tax rate of 17% for the nine months ended September 30, 2011, as compared to 18% in the same period of last year and compared to 18% for the full year of 2010. Our effective tax rates for the nine months ended September 30, 2011 and 2010, respectively, were lower than the U.S. statutory tax rate of 35%, principally from the impact of higher income in lower-taxed jurisdictions. In addition, our effective tax rate for the nine months ended September 30, 2011 was impacted by provision-to-return adjustments and the utilization of foreign tax credits. Lastly, our effective tax rate for the nine months ended September 30, 2010 was also impacted by the noncash income tax benefit of reversing valuation allowances on deferred tax assets from U.K. loss carryforwards.
     For the nine months ended September 30, 2011, the Company reported domestic and foreign pre-tax income (loss) of approximately $(20) million and $80 million, respectively. For the nine months ended September 30, 2010, the Company reported domestic and foreign pre-tax income (loss) of approximately $(15) million and $82 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries; accordingly, U.S. taxes are not being recorded on undistributed foreign earnings.
     The impact of tax holidays decreased the Company’s tax expense by approximately $6 million for the nine months ended September 30, 2010 and 2011. The benefit of the tax holidays on both basic and diluted earnings per share for the nine months ended September 30, 2011 was approximately $0.13. The benefit of the tax holidays on both basic and diluted earnings per share for the nine months ended September 30, 2010 was approximately $0.13 and $0.12, respectively.
     The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2008. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of September 30, 2011, the gross amount of unrecognized tax benefits was approximately $10 million.
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

NOTE H — Share-Based Compensation
     The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of sales	$112	$87	$287	$262
Selling and administrative expense	3,259	2,824	9,088	8,510
Research and development expense	272	355	735	1,008

Total share-based compensation expense	$3,643	$3,266	$10,110	$9,780

     Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date, and expense was estimated on the date of grant using the Black-Scholes option pricing model.
     The total net cash proceeds received from stock option exercises during the nine months ended September 30, 2011 was approximately $3 million. Stock option expense for both the three months ended September 30, 2011 and 2010 was approximately $1 million. Stock option expense for both the nine months ended September 30, 2011 and 2010 was approximately $3 million.
     A summary of the stock option plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options	Shares (000)	Price	Term (yrs)	Value ($000)
Outstanding at January 1, 2011	3,707	$14.14	5	$47,891
Granted	385	29.07
Exercised	(482)	7.04		11,007
Forfeited or expired	(6)	21.69
Outstanding at September 30, 2011	3,604	$16.67	5	$14,475

Exercisable at September 30, 2011	2,633	$14.50	4	$13,789

     The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.
     As of September 30, 2011, total unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, was approximately $11 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3 years.
     Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.
     The total fair value of restricted stock awards vested during the nine months ended September 30, 2011 was $7 million. Share grant expense for both the three months ended September 30, 2011 and 2010 was approximately $2 million. Share grant expense for both the nine months ended September 30, 2011 and 2010 was approximately $7 million

     A summary of the status of the Company’s non-vested share grants is as follows:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
Share Grants	Shares (000)	Fair Value	Value ($000)
Nonvested at January 1, 2011	774	$16.16	$12,479
Granted	367	27.55
Vested	(362)	20.1	7,267
Forfeited	(35)	19.74

Nonvested at September 30, 2011	744	$19.83	$14,742

     As of September 30, 2011, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $25 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3 years.
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
     The Company’s primary operations include the domestic operations in Asia, North America and Europe.
     Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended		North
September 30, 2011	Asia	America	Europe	Consolidated
Total sales	$145,562	$34,559	$47,155	$227,276
Inter-company sales	(25,674)	(15,111)	(25,914)	(66,699)

Net sales	$119,888	$19,448	$21,241	$160,577

Three Months Ended
September 30, 2010	Asia	North America	Europe	Consolidated
Total sales	$133,116	$42,769	$45,129	$221,014
Inter-company sales	(15,961)	(14,898)	(27,035)	(57,894)

Net sales	$117,155	$27,871	$18,094	$163,120

As Of And For The Nine Months Ended
September 30, 2011	Asia	North America	Europe	Consolidated
Total sales	$427,132	$107,156	$157,628	$691,916
Inter-company sales	(64,251)	(46,321)	(89,406)	(199,978)

Net sales	$362,881	$60,835	$68,222	$491,938

Property, plant and equipment	$167,413	$33,562	$30,888	$231,863

Total assets	$485,448	$96,995	$191,286	$773,729

As Of And For The Nine Months Ended
September 30, 2010	Asia	North America	Europe	Consolidated
Total sales	$364,347	$112,380	$127,772	$604,499
Inter-company sales	(38,054)	(40,094)	(77,231)	(155,379)

Net sales	$326,293	$72,286	$50,541	$449,120

Property, plant and equipment	$137,604	$30,116	$31,378	$199,098

Total assets	$439,303	$169,801	$213,280	$822,384

Geographic Information
     Revenues were derived from (billed to) customers located in the following countries (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended September 30,		Net Sales
	2011	2010	2011	2010
China	$57,804	$49,944	36%	31%
Taiwan	32,171	36,035	20%	22%
United States	22,733	41,641	14%	26%
Korea	9,200	9,681	6%	6%
England	7,906	6,757	5%	4%
Germany	7,555	7,260	5%	4%
Singapore	6,744	7,079	4%	4%
All Others (1)	16,464	4,723	10%	3%

Total	$160,577	$163,120	100%	100%

	Net Sales
	for the Nine Months		Percentage of
	Ended September 30,		Net Sales
	2011	2010	2011	2010
China	$158,370	$138,901	32%	31%
Taiwan	106,432	103,841	22%	23%
United States	79,190	103,430	16%	23%
Korea	29,389	26,569	6%	6%
England	25,134	13,432	5%	3%
Germany	25,011	24,412	5%	5%
Singapore	18,333	18,448	4%	4%
All Others (1)	50,079	20,087	10%	4%

Total	$491,938	$449,120	100%	100%

(1)	Represents countries with less than 3% of the total revenues each.

NOTE J — Convertible Senior Notes
     In October 2006, the Company issued and sold Notes with an aggregate principal amount of $230 million due 2026, which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year.
     On September 30, 2011, in accordance with the Indenture, dated as of October 12, 2006, between the Company, as issuer, and Union Bank, N.A. (formerly, Union Bank of California, N.A.), as trustee and paying agent (the “Paying Agent”), substantially all of the note holders surrendered their Notes for purchase (the “Put Option”). The Company was advised by the Paying Agent that Notes in an aggregate principal amount of approximately $134 million were validly surrendered. The Company has accepted for purchase all of these Notes for a purchase price of $1,000 in cash per $1,000 principal amount, plus accrued and unpaid interest to, but excluding, October 1, 2011, the purchase date for the Put Option. The Company has delivered the aggregate purchase price of approximately $136 million for the accepted Notes, which includes accrued and unpaid interest, to the Paying Agent for distribution to the note holders. Following the Company’s purchase of the Notes pursuant to the Put Option, approximately $0.2 million in aggregate principal amount of the Notes remains outstanding. The Company has the option to call the remaining Notes, which it intends to do during the fourth quarter of 2011.
     In determining the original liability and equity components, the Company determined the expected life of the Notes to be five years as that was the earliest date in which the Notes could be put back to the Company at par value. As of September 30, 2011, the discount of the liability was fully amortized. As of September 30, 2011, the liability and equity components are as follows (in thousands):

Liability	Liability	Liability	Equity
Component	Component	Component	Component
Principal	Net Carrying	Unamortized	Carrying
Amount	Amount	Discount	Amount
$236	$236	$—	$35,515
     The effective interest rate of the liability component was 8.5%, which was a comparable yield for nonconvertible notes with terms and conditions otherwise comparable to the Company’s Notes as of the date of issuance. The amount of interest expense, including amortization of debt discount for the liability component and debt issuance costs is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Notes contractual interest expense	$755	$769	$2,266	$2,321
Amortization of debt discount	2,021	2,006	6,032	5,713
Amortization of debt issuance costs	137	138	412	412

Total	$2,913	$2,913	$8,710	$8,446

NOTE K — Commitments
     Purchase commitments — As of September 30, 2011, the Company had approximately $31 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.
     Other commitments — During 2010, the Company entered into an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, the Company agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for the purpose of providing surface mounted component production, assembly and testing, and integrated circuit assembly and testing in Chengdu, People’s Republic of China. This is a long-term, multi-year project that will provide additional capacity for the Company as needed. The Company is expected to invest approximately $48 million in installments during the first three years. As of September 30, 2011, the Company has invested approximately $15 million.

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
          For the nine months ended September 30, 2011, net period benefit costs associated with the defined benefit plan were approximately $0 million.
          The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2010	$118,505
Service cost	242
Interest cost	4,613
Actuarial gain	(7,696)
Benefits paid	(2,943)
Currency changes	(388)

Benefit obligation at September 30, 2011	$112,333

Change in plan assets:
Fair value of plan assets at December 31, 2010	$93,642
Actual return on plan assets	(2,136)
Employer contribution	1,534
Benefits paid	(2,943)
Currency changes	(343)

Fair value of plan assets at September 30, 2011	$89,754

Underfunded status at September 30, 2011	$(22,579)

          Based on an actuarial study performed as of September 30, 2011, the plan is underfunded and a liability is reflected in the Company’s consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of September 30, 2011 was 5.1%.
          The following are weighted-average assumptions used to determine net periodic benefit costs for the nine months ended September 30, 2011:

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

Deferred Compensation
          The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At September 30, 2011, these investments totaled approximately $4 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.
NOTE M — Related Parties
          The Company conducts business with a related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), that owned approximately 18.4% of the Company’s outstanding Common Stock as of September 30, 2011. The Company also conducts business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is the Company’s 5% joint venture partner in the Company’s Shanghai manufacturing facilities. In addition, the Company conducts business with a related party company, Eris. The Company owned approximately 30% of Eris’s outstanding Common Stock as of September 30, 2011.
          The Audit Committee of the Company’s Board reviews all related party arrangements for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time.
          Lite-On Semiconductor Corporation — During the nine months ended September 30, 2011 and 2010, the Company sold products to LSC totaling approximately 0% and 1% of its net sales, respectively. Net sales decreased in 2011 compared to 2010 due to fewer wafers being sold to LSC and more wafers being used for internal consumption. Also, for the nine months ended September 30, 2011 and 2010, approximately 5% and 7%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC the Company’s largest supplier.
          Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$894	$1,457	$1,846	$5,983
Purchases	$11,730	$11,073	$30,224	$31,961
          Keylink International (B.V.I.) Inc. — During the nine months ended September 30, 2011 and 2010, the Company sold products to subsidiaries and affiliates of Keylink totaling approximately 1% and 3% of its net sales, respectively. Net sales decreased in 2011 compared to 2010 due to a contract expiring, which is currently being renegotiated. Also, for the nine months ended September 30, 2011 and 2010, approximately 1% and 2%, respectively, of the Company’s net sales were from semiconductor products purchased from Keylink for subsequent sale. In addition, the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (including, but not limited to, metal plating and environmental services) to Keylink. The Company also pays a consulting fee to Keylink. For the nine months ended September 30, 2011 and 2010, the Company paid Keylink an aggregate of approximately $13 million and $11 million, respectively, with respect to these items.
          Net sales to, and purchases from, Keylink are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$5,898	$4,235	$7,102	$11,977
Purchases	$3,222	$3,059	$9,102	$8,232

          Eris Technology Corporation — The Company subcontracts to Eris some of its wafers for assembly and test capacities and also purchases finished goods not sourced from the Company’s wafers. With respect to these assembly and test fees and additional finished goods purchases, the Company paid Eris approximately $5 million for the three months ended September 30, 2011 and 2010, and approximately $12 million and $14 million for the nine months ended September 30, 2011 and 2010, respectively.
          Accounts receivable from, and accounts payable to, LSC, Eris and Keylink are as follows (in thousands):

September 30,
2011
Accounts receivable
LSC	$706
Keylink	6,320

$7,026

Accounts payable
LSC	$7,843
Eris	6,408
Keylink	7,412

$21,663

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
Highlights
•	Net sales for the three months ended September 30, 2011 was $161 million, a decrease of $3 million, or 2%, over the same period last year, and a sequential decrease of 5% compared to the $170 million in the second quarter of 2011;
•	Net sales for the nine months ended September 30, 2011 was $492 million, an increase of $43 million, or 10%, over the same period last year;
•	Gross profit for the three months ended September 30, 2011 was $45 million, a decrease of $16 million, or 26%, over the same period last year, and a sequential decrease of 20% compared to the $56 million in the second quarter of 2011;
•	Gross profit for the nine months ended September 30, 2011 was $158 million, a decrease of $4 million, or 2%, over the same period last year;
•	Gross profit margin for the three months ended September 30, 2011 was 28%, a decrease of 9% over the same period last year, and a sequential decrease of 5% compared to the second quarter of 2011;
•	Gross profit margin for the nine months ended September 30, 2011 was 32%, a decrease of 4% over the same period last year;
•	Net income attributable to common stockholders for the three months ended September 30, 2011 was $10 million, or $0.21 per diluted share, compared to the same period last year, which was $21 million, or $0.46 per diluted share, and second quarter of 2011 net income of $18 million, or $0.38 per diluted share; and
•	Net income attributable to common stockholders for the nine months ended September 30, 2011 was $48 million, or $1.02 per diluted share, compared to the same period last year, which was $53 million, or $1.16 per diluted share.
          Business Outlook
          The broad weakness across global markets that began in May 2011 is extending into the fourth quarter and continues to impact demand in the consumer and computing markets. Looking beyond the current market environment, we increased our investment in R&D to further advance our new product initiatives, maintain design win momentum and position ourselves for additional market share gains in future quarters. Furthermore, we have additional capacity available, which prepares us for upside potential and a return to our historical growth levels as the market improves. We remain committed to our business model and believe these actions will produce long-term returns for our shareholders. For the fourth quarter of 2011, we expect revenue to range between $140 million and $150 million, or down 7% to 13% sequentially. We expect gross margin to be 25%, plus or minus 1.5%. Operating expenses are expected to remain approximately flat with third quarter on a dollar basis. We expect our income tax rate to range between 17% and 23%, and shares used to calculate GAAP EPS for the fourth quarter are anticipated to be approximately 47 million.”
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
          During the second quarter of 2011, we continued to focus on design wins, new products and customer expansion. During May, we started to see a slowdown in the global markets, in particular the consumer and computing space. This weakness accelerated in the last several weeks of the second quarter, affecting several of our customers that build product for the U.S. and European markets. Gross margin in the second quarter was also impacted by the softening demand, which caused us to change our mix to lower margin commodity products to support revenue. In addition, there was a slower than expected ramp in productivity due to the training requirements for replacing operators as a result of the China labor shortages, which was completed in the third quarter.
          During the third quarter of 2011, we continued to see broad weakness across global markets that began in May and accelerated throughout the third quarter. Despite this softness, we were able to execute our strategy of gaining market share by shifting our product mix to lower margin products to best utilize our installed capacity, and we grew our nine month revenue 10% over the prior year period. We continued to drive manufacturing productivity improvements at our China packaging facilities to maximize the utilization of our operators and equipment. We used excess capacity to build finished goods inventory in preparation for a three day shut-down for the China National Holiday, which occurred during the first week in October. In response to these market conditions, we have implemented cost reduction actions that include the delay of capital investments, hiring freezes, a reduction in factory overtime, as well as temporary reductions on travel.
          The following has affected, and, we believe, will continue to affect, our results of operations:
•	Net sales for the nine months ended September 30, 2011 was $492 million compared to $449 million in the same period last year. This increase in net sales mainly reflects the increase in demand for our products in most geographic regions during the first six months of 2011, partially offset by the decrease in sales during the third quarter of 2011 compared to third quarter of 2011.
•	Our gross profit margin was 32% for the nine months ended September 30, 2011, compared to 36% in the same period last year. Our gross margin percentage decreased over the same period last year due to a shift in product mix to lower margin products and lower equipment utilization due to training replacement operators as a result of the previously disclosed China labor shortages. In addition, during the third quarter of 2011 gross profit margin was also impacted by reduction in subcontractor activity and increase in gold prices. Future gross profit margins will depend primarily on market prices, our product mix, manufacturing cost savings, and the demand for our products.
•	For the nine months ended September 30, 2011, our capital expenditures, excluding capital expenditures related to our investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”), were approximately 12% of our net sales, which is at the high end of our historical 10% to 12% of net sales model. For 2011, we expect capital expenditures, excluding capital expenditures related to our investment agreement, to be at the low end of our historical model.
•	For the nine months ended September 30, 2011 and 2010, the percentage of our net sales derived from our Asian subsidiaries was 74%. In the near future, we expect our percentage of net sales to the Asian market to remain approximately the same. In addition, Europe accounted for approximately 14% of our revenues for the nine months ended September 30, 2011, compared to 11% in the same period last year.
•	As of September 30, 2011, we had invested approximately $342 million in our Asian manufacturing facilities. For the nine months ended September 30, 2011, we invested approximately $61 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.
•	For the nine months ended September 30, 2011, our original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for approximately 46% of our net sales, while our global network of distributors accounted for approximately 54% of our net sales.

Results of Operations for the Three Months Ended September 30, 2011 and 2010
          The following table sets forth, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three Months Ended		Increase
	September 30,		(Decrease)
	2011	2010	‘10 to ‘11
Net sales	100%	100%	(2)
Cost of goods sold	(72)	(63)	13

Gross profit	28	37	(26)
Operating expenses	(20)	(19)	2

Income from operations	8	18	(55)
Other income (expense)	(1)	(1)	(5)

Income before income taxes and noncontrolling interest	7	17	(60)
Income tax provision	—	3	(93)

Net income	7	14	(51)
Net income attributable to noncontrolling interest	(1)	(1)	(17)

Net income attributable to common stockholders	6	13	(53)

          The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2011, compared to the three months ended September 30, 2010. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2011	2010
Net Sales	$160,577	$163,120
          Net sales decreased approximately $2 million for the three months ended September 30, 2011, compared to the same period last year. The 2% decrease in net sales represented an approximately 7% decrease in ASP and a 6% increase in units sold. The revenue decrease for the three months ended September 30, 2011 was attributable to general market slowdown on a global basis, specifically in the consumer and computing markets, causing larger than normal pricing decline, coupled with a reduction in assembly test contractor activity.

	2011	2010
Cost of goods sold	$115,383	$102,143
Gross profit	$45,194	$60,977
Gross profit margin	28.1%	37.4%
          Cost of goods sold increased approximately $13 million, or 13%, for the three months ended September 30, 2011, compared to the same period last year. As a percent of sales, cost of goods sold increased to 72% for the three months ended September 30, 2011, compared to 63% in the same period last year, and our average unit cost (“AUP”) increased 6% due to direct manufacturing costs.

          For the three months ended September 30, 2011, gross profit decreased by approximately $16 million, or 26%, compared to the same period last year. Gross margin decreased to 28% for the three months ended September 30, 2011, compared to 37% for the same period last year. Gross margin as been decreasing over the past quarters with gross margin being 38% in the fourth quarter of 2010, 36% in the first quarter of 2011 and 33% in the second quarter of 2011. This decrease is mainly due to the shift in product mix to lower margin products on effort to maintain full capacity utilization.

	2011	2010
Operating expenses	$31,828	$31,147
          Operating expenses for the three months ended September 30, 2011 increased approximately $1 million compared to the same period last year. In addition, of the components within operating expenses, selling, general and administrative expenses (“SG&A”) increased approximately $1 million, while research and development expenses (“R&D”) remained relatively flat. SG&A, as a percentage of sales, increased to 15% for the three months ended September 30, 2011, compared to 14% in the same period last year, and R&D, as a percentage of sales, increased to 5% for the three months ended September 30, 2011, compared to 4% in the same period last year, due to the decrease in net sales.

	2011	2010
Other expenses	$2,300	$2,415
          Other expenses remained relatively flat for the three months ended September 30, 2011 at approximately $2 million, compared to approximately $2 million in the same period last year. For the three months ended September 30, 2011, other expense consisted of net interest expense of approximately $3 million, which included approximately $2 million for the amortization of debt discount related to our 2.25% convertible senior notes (“Notes”) and an approximately $1 million loss on securities carried at fair value, partially offset by an approximately $1 million foreign currency gain. For the three months ended September 30, 2010, other expense consisted of net interest expense of approximately $3 million, which included approximately $2 million for the amortization of debt discount related to our Notes, partially offset by other miscellaneous income.

	2011	2010
Income tax provision	$359	$5,346
          We recognized income tax expense of approximately $0 million for the three months ended September 30, 2011, compared to approximately $5 million income tax expense in the same period last year. The estimated effective tax rate is 3% for the three months ended September 30, 2011, compared to 20% in the same period last year. Our effective tax rates for the three months ended September 30, 2011 and 2010, respectively, were lower than the U.S. statutory tax rate of 35%, principally from the impact of higher income in lower-taxed jurisdictions. In addition, our effective tax rate for the three months ended September 30, 2011 was impacted by provision-to-return adjustments and the utilization of foreign tax credits. Lastly, the Company’s effective tax rate for the three months ended September 30, 2010 was also impacted by the noncash income tax benefit of reversing valuation allowances on deferred tax assets from U.K. loss carryforwards.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010
          The following table sets forth, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Nine Months Ended September
	30,		Increase (Decrease)
	2011	2010	‘10 to ‘11
Net sales	100%	100%	10
Cost of goods sold	(68)	(64)	16

Gross profit	32	36	(2)
Operating expenses	(19)	(20)	2

Income from operations	13	16	(8)
Other income (expense)	(1)	(1)	(8)

Income before income taxes and noncontrolling interest	12	15	(11)
Income tax provision	2	2	(15)

Net income	10	13	(10)
Net income attributable to noncontrolling interest	—	(1)	(18)

Net income attributable to common stockholders	10	12	(10)

          The following discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2011	2010
Net Sales	$491,938	$449,120
          Net sales increased approximately $43 million for the nine months ended September 30, 2011, compared to the same period last year. The 10% increase in net sales represented an approximately 1% decrease in ASP and an 11% increase in units sold. The revenue increase for the nine months ended September 30, 2011 was attributable to the increase in demand for our products in most geographic regions during the first six months of 2010, partially offset by the decrease in sales during the third quarter of 2011 compared to third quarter of 2011.

	2011	2010
Cost of goods sold	$333,736	$286,893
Gross profit	$158,202	$162,227
Gross profit margin	32.2%	36.1%
          Cost of goods sold increased approximately $47 million, or 16%, for the nine months ended September 30, 2011 compared to the same period last year. As a percent of sales, cost of goods sold increased to 68% for the nine months ended September 30, 2011 compared to 64% in the same period last year, and AUP increased 5% due to product mix and direct manufacturing costs.
          For the nine months ended September 30, 2011, gross profit decreased by approximately $4 million, or 2%, compared to the same period last year. Gross margin decreased to 32% for the nine months ended September 30, 2011, compared to 36% for the same period last year. This decrease is mainly due to the shift in product mix to lower margin products on effort to maintain full capacity utilization.

	2011	2010
Operating expenses	$91,152	$89,529
          Operating expenses for the nine months ended September 30, 2011 increased approximately $1 million compared to the same period last year. In addition, of the components within operating expenses, selling, general and administrative expenses (“SG&A”), increased approximately $2 million, while research and development expenses (“R&D”) remained relatively flat. SG&A, as a percentage of sales, decreased to 14% for the nine months ended September 30, 2011, compared to 15% in the same period last year, and R&D, as a percentage of sales, decreased to 4% for the nine months ended September 30, 2011, compared to 5% in the same period last year, due to higher net sales.

	2011	2010
Other expenses	$7,444	$5,694
          Other expenses increased for the nine months ended September 30, 2011 to approximately $7 million, compared to approximately $6 million in the same period last year. For the nine months ended September 30, 2011, other expense consisted of net interest expense of approximately $8 million, which included approximately $6 million for the amortization of debt discount related to our Notes and an approximately $1 million loss on securities carried at fair value, partially offset by an approximately $2 million foreign currency gain. For the nine months ended September 30, 2010, other expense consisted of net interest expense of approximately $7 million, which included approximately $6 million for the amortization of debt discount related to our Notes, partially offset by an approximately $2 million gain on sale of non-core intellectual property for which no intangible assets were ever recorded.

	2011	2010
Income tax provision	$9,912	$11,705
          We recognized income tax expense of approximately $10 million for the nine months ended September 30, 2011, compared to approximately $12 million income tax expense in the same period last year. The estimated effective tax rate is 17% for the nine months ended September 30, 2011, compared to 18% in the same period last year. Our effective tax rates for the nine months ended September 30, 2011 and 2010, respectively, were lower than the U.S. statutory tax rate of 35%, principally from the impact of higher income in lower-taxed jurisdictions. In addition, our effective tax rate for the nine months ended September 30, 2011 was impacted by provision-to-return adjustments and the utilization of foreign tax credits. Lastly, our effective tax rate for the nine months ended September 30, 2010 was also impacted by the noncash income tax benefit of reversing valuation allowances on deferred tax assets from U.K. loss carryforwards.

Financial Condition
Liquidity and Capital Resources
          Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. credit agreement for a $10 million revolving credit facility and a $10 million uncommitted facility with no outstanding borrowings. Our U.S. credit agreement’s maturity date is during November 2011 and we are currently in negations with our lender to renew this credit agreement. In addition, we have foreign credit facilities with borrowing capacities of approximately $45 million with no outstanding borrowings and $14 million used for import and export guarantees. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2010 and September 30, 2011, our working capital was $289 million and $311 million, respectively. Our working capital increased in the first nine months of 2011 primarily due to the increase in accounts receivables and inventories as the decrease in cash and Notes partially offset each other. We expect cash generated by our operations, together with existing cash, cash equivalents and available credit facilities, to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months. Cash and cash equivalents, the conversion of other working-capital items and borrowings are expected to be sufficient to fund on-going operations.
          On September 30, 2011, in accordance with the Indenture, dated as of October 12, 2006, between us, as issuer, and Union Bank, N.A. (formerly, Union Bank of California, N.A.), as trustee and paying agent (the “Paying Agent”), substantially all of the note holders surrendered their Notes for purchase (the “Put Option”). We were advised by the Paying Agent that Notes in an aggregate principal amount of approximately $134 million were validly surrendered. We have accepted for purchase all of these Notes for a purchase price of $1,000 in cash per $1,000 principal amount, plus accrued and unpaid interest to, but excluding, October 1, 2011, the purchase date for the Put Option. We have delivered the aggregate purchase price of approximately $136 million for the accepted Notes, which includes accrued and unpaid interest, to the Paying Agent for distribution to the note holders. Following the purchase of the Notes pursuant to the Put Option, approximately $0.2 million in aggregate principal amount of the Notes remains outstanding.
          On October 12, 2011, we delivered to the Paying Agent, a notice (the “Notice to Trustee of Optional Redemption”) of our intention to redeem on December 1, 2011 (the “Redemption Date”) all of our outstanding Notes pursuant to Section 3.01 of the Indenture. Following the redemption of the approximately remaining $0.2 million aggregate principal amount of the Notes, no Notes will be outstanding.
          Capital expenditures for the nine months ended September 30, 2011 and 2010 were $74 million and $72 million, respectively, which include $15 million of capital expenditures related to the investment agreement with the Management Committee of the CDHT for the nine months ended September 30, 2011. Capital expenditures, excluding capital expenditures related to the investment agreement, in the first nine months of 2011 were approximately 12% of our net sales and were primarily related to manufacturing expansion in our facilities in China.
          On September 7, 2011, we purchased 10 million shares of the common stock of Eris Technology Corporation (“Eris”), a publicly traded company listed as an Emerging Stock on the Taiwan OTC Exchange (TWO) that provides design, manufacturing and after-market services for diode products. We paid NT$39 per share or NT$390 million (approximately US$14 million). As of September 30, 2011, we hold 10,045,000 shares of Eris, which represents an approximately 30 percent ownership in Eris and we intend to purchase additional shares over the next year. See Note F of the Notes to Consolidated Condensed Financial Statements for additional information.

Discussion of Cash Flow
     Cash and cash equivalents decreased from $271 million at December 31, 2010, to $125 million at September 30, 2011 primarily from cash used in investing and financing activities, offset by cash provided by operating activities.
     A summary of the consolidated condensed statements of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010	Change
Net cash provided by operating activities	$65,053	$90,046	$(24,993)
Net cash provided by (used by) investing activities	(83,201)	232,015	(315,216)
Net cash (used by) financing activities	(130,735)	(298,631)	167,896
Effect of exchange rates on cash and cash equivalents	2,879	(1,576)	4,455

Net increase (decrease) in cash and cash equivalents	$(146,004)	$21,854	$(167,858)

     Operating Activities
     Net cash provided by operating activities for the nine months ended September 30, 2011 was $65 million, resulting primarily from $50 million of net income and $45 million in depreciation and amortization, offset partially by a $27 million increase in operating assets. Net cash provided by operating activities was $90 million for the same period last year, resulting primarily from $55 million of net income and $44 million in depreciation and amortization, offset partially by a greater increase in operating assets than operating liabilities.
     Investing Activities
     Net cash used in investing activities was $83 million for the nine months ended September 30, 2011 compared to net cash provided by of $232 million for the same period last year. This decrease in net cash provided by investing activities was due primarily to $297 million in proceeds from the sale of short-term investments in 2010.
     Financing Activities
     Net cash used in financing activities was $131 million for the nine months ended September 30, 2011 compared to net cash used in of $299 million in the same period last year. For the nine months ended September 30, 2011, $134 million was used for retirement of Notes. For the nine months ended September 30, 2010, $303 million was used for the repayment of lines of credit with the proceeds from the sale of short-term investments in 2010.
Debt Instruments
     There have been no material changes to our debt instruments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on February 28, 2011, except for the retirement of approximately $134 million of our Convertible Senior Notes.
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
Critical Accounting Policies
     Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, relate to revenue recognition, inventories, accounting for income taxes, goodwill and long-lived assets, share-based compensation, fair value measurements, defined benefit plan, contingencies and convertible senior notes. There have been no material changes to our critical accounting policies since December 31, 2010, except for the accounting of our Notes, which will no longer apply once the remaining Notes are retired during the fourth quarter of 2011, and the purchase of Eris common stock which is being valued as a Level 1 Input under the fair value option.
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

Risk Factors
Risks Related To Our Business
➢	The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our revenues, results of operations and financial condition.

➢	During times of difficult market conditions, our fixed costs combined with lower revenues may have a negative impact on our business, results of operations and financial condition.

➢	Downturns in the highly cyclical semiconductor industry or changes in end-market demand could adversely affect our results of operations and financial condition.

➢	The semiconductor business is highly competitive, and increased competition may harm our business, results of operations and financial condition.

➢	A related party is our largest external supplier and the loss of this supplier could harm our business, results of operations and financial condition.

➢	Delays in initiation of production at facilities, implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies, results of operations and financial condition.

➢	We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

➢	Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales, which could adversely affect our revenues, results of operations and financial condition.

➢	Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reductions in quantities ordered could adversely affect our results of operations and financial condition.

➢	Production at our manufacturing facilities could be disrupted for a variety of reasons, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers’ demands and could adversely affect our results of operations and financial condition.

➢	New technologies could result in the development of new products by our competitors and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand, which would adversely affect our net sales, market share, results of operations and financial condition.

➢	We may be adversely affected by any disruption in our information technology systems, which could adversely affect our cash flows, results of operations and financial condition.

➢	We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and reduction in our intellectual property rights.

➢	We depend on third-party suppliers for timely deliveries of raw materials, parts and equipment, as well as finished products from other manufacturers, and our reputation with customers, results of operations and financial condition could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

➢	If we do not succeed in continuing to vertically integrate our business, we will not realize the cost and other efficiencies we anticipate, which could adversely affect our ability to compete, profit margins, results of operations and financial condition.

➢	Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, results of operations and financial condition.

➢	We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, results of operations and financial condition.

➢	Our products may be found to be defective and, as a result, product liability claims may be asserted against us, which may harm our business, reputation with our customers, results of operations and financial condition.

➢	We may fail to attract or retain the qualified technical, sales, marketing and management personnel required to operate our business successfully, which could adversely affect on our business, results of operations and financial condition.

➢	We may not be able to maintain our growth or achieve future growth and such growth may place a strain on our management and on our systems and resources, which could adversely affect our business, results of operations and financial condition.

➢	Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, results of operations and financial condition.

➢	If OEMs do not design our products into their applications, a portion of our net sales may be adversely affected.

➢	We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses.

➢	Restrictions in our credit facilities may limit our business and financial activities, including our ability to obtain additional capital in the future.

➢	The value of our defined benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used.

➢	Due to fluctuations in the U.K.’s equity markets and bond markets, changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and financial condition.

➢	In 2010, we established a joint venture to build a semiconductor facility in Chengdu, People’s Republic of China. We are required to contribute at least $47.5 million to the joint venture during the first three years with additional contributions thereafter, as well as a substantial amount of time and resources to establish and operate the joint venture. Any failure to meet any such requirements, delays or unforeseen circumstances may cause us to incur penalties or require us to contribute additional expenses or resources and, as a result, could have an adverse effect on our operating efficiencies, results of operations and financial conditions.

➢	Certain of our customers and suppliers require us to comply with their codes of conducts, which may include certain restrictions that may substantially increase the cost of our business as well as have an adverse effect on our operating efficiencies, results of operations and financial condition.

➢	There are risks associated with previous and future acquisitions. We may ultimately not be successful in overcoming these risks or any other problems encountered in connection with acquisitions.

➢	If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal control over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our Common Stock.

➢	Terrorist attacks, or threats or occurrences of other terrorist activities, whether in the United States or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate, and our results of operations and financial condition.
Risks Related To Our International Operations
➢	Our international operations subject us to risks that could adversely affect our operations.

➢	We have significant operations and assets in China, Taiwan, Hong Kong and U.K. and, as a result, will be subject to risks inherent in doing business in those jurisdictions, which may adversely affect our financial performance.

➢	A slowdown in the Chinese economy could limit the growth in demand for electronic devices containing our products, which would have a material adverse effect on our business, results of operations and prospects.

➢	Economic regulation in China could materially and adversely affect our business, results of operations and prospects.

➢	We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

➢	We are subject to foreign currency risk as a result of our international operations.

➢	The People’s Republic of China is experiencing rapid social, political and economic change, which has increased labor costs and other related costs that could make doing business in China less advantageous than in prior years. Increased labor costs in China could adversely affect our business, results of operations and financial condition.

➢	We may not continue to receive preferential tax treatment in Asia, thereby increasing our income tax expense and reducing our net income.

➢	The distribution of any earnings of our foreign subsidiaries to the United States may be subject to U.S. income taxes, thus reducing our net income.
Risks Related To Our Common Stock
➢	Variations in our quarterly operating results may cause our stock price to be volatile.

➢	We may enter into future acquisitions and take certain actions in connection with such acquisitions that could adversely affect the price of our Common Stock.

➢	Our directors, executive officers and significant stockholders hold a substantial portion of our Common Stock, which may lead to conflicts with other stockholders over corporate transactions and other corporate matters.

➢	We were formed in 1959, and our early corporate records are incomplete. As a result, we may have difficulty in assessing and defending against claims relating to rights to our Common Stock purporting to arise during periods for which our records are incomplete.

➢	Non-cash tender offers, debt equity swaps or equity exchanges to consummate our business activities are likely to have the effect of diluting the ownership interest of existing stockholders, including qualified stockholders who receive shares of our Common Stock in such business activities.

➢	The repurchase rights and the increased conversion rate triggered by a make-whole fundamental change could discourage a potential acquirer.

➢	Anti-takeover effects of certain provisions of Delaware law and our Certificate of Incorporation and Bylaws, may hinder a take-over attempt.

➢	Section 203 of Delaware General Corporation Law may deter a take-over attempt.

➢	Our Certificate of Incorporation and Bylaw Provisions may deter a take-over attempt.

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
     There have been no repurchases of our Notes or Common Stock during the third quarter of 2011.
Item 3. Defaults Upon Senior Securities
     There are no matters to be reported under this heading.
Item 4. (Removed and Reserved)
Item 5. Other Information
     There are no matters to be reported under this heading.

Item 6. Exhibits

				Exhibit	Filed
Number	Description	Form	Date of First Filing	Number	Herewith
3.1	Certificate of Incorporation, as amended	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

4.2	Form of 2.25% Convertible Senior Notes due 2026	S-3	October 4, 2006	4.1

4.3	Form of Indenture for the 2.25% Convertible Senior Notes due 2026	S-3	October 4, 2006	4.3

10.1	First Floor of the Accommodation Building Agreement, dated June 1, 2011, between Shanghai Kai Hong Technology Company Limited and Shanghai Ding Hong Electronic Company Limited.	10-Q		10.1	X

10.2	Third Floor of the Dormitory Building Lease Agreement, dated July 1, 2011, between Shanghai Kai Hong Technology Company Limited and Shanghai Ding Hong Electronic Company Limited.	10-Q		10.2	X

10.3	Third Supplemental Agreement to the Factory Building Lease Agreement, dated May 16, 2011, between Shanghai Kai Hong Technology Company Limited and Shanghai Yuan Hao Electronic Company Limited.	10-Q		10.3	X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Labels Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

*	A certification furnished pursuant to Item 601 of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
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
DIODES INCORPORATED (Registrant)

By:	/s/ Richard D. White	November 9, 2011
RICHARD D. WHITE
Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Chief Accounting Officer)