Form 10-K
period 2011-12-31
DIODES INC /DEL/
filed 2012-02-28
CIK 29002

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 002-25577

DIODES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	95-2039518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4949 Hedgcoxe Road, Suite 200 Plano, Texas	75024
( Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 987-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.66 2/3	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 37,066,471 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $26.10 per share of the Common Stock on the Nasdaq Global Select Market on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $967,434,893.

The number of shares of the registrant’s Common Stock outstanding as of February 22, 2012 was 45,458,469.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the 2012 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2011.

PART I

Item 1.	Business.

GENERAL

We are a leading global manufacturer and supplier of high-quality, application specific standard products within the broad discrete, logic and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets. These products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, low voltage complementary metal–oxide–semiconductor (“CMOS”) logic, advanced high speed CMOS logic, amplifiers and comparators, Hall-effect and magnetic resistance sensors, power management devices, including LED drivers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. The products are sold primarily throughout Asia, North America and Europe.

We design, manufacture and market these semiconductors for diverse end-use applications. Semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device. We believe that our focus on application-specific standard products utilizing innovative, highly efficient packaging and cost-effective process technologies, coupled with our collaborative, customer-focused product development, gives us a meaningful competitive advantage relative to other semiconductor companies.

Our product portfolio addresses the design needs of advanced electronic equipment, including high-volume consumer devices such as digital media players, smartphones, tablets, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We believe that we have particular strength in designing innovative, highly power efficient semiconductors in miniature packaging for applications with a critical need to minimize product size while maximizing power density and overall performance, and at a lower cost than alternative solutions. Our product line includes over 7,000 products, and we shipped approximately 29 billion units, 28 billion units, and 21 billion units in 2011, 2010 and 2009, respectively. From 2006 to 2011, our net sales grew from $343 million to $635 million, representing a compound annual growth rate of 13%.

We serve approximately 140 direct customers worldwide, which consist of original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) providers. Additionally, we have approximately 49 distributor customers worldwide, through which we indirectly serve over 10,000 customers.

We were incorporated in 1959 in California and reincorporated in Delaware in 1968. Our headquarters, logistics center, and North Americas’ sales office are located in Plano, Texas. Our design, marketing and engineering centers are located in Plano; San Jose, California; Taipei, Taiwan; Manchester, United Kingdom (“U.K”) and Neuhaus, Germany. We have a wafer fabrication facility located near Kansas City, Missouri and in Manchester; with two manufacturing facilities located in Shanghai, China, another in Neuhaus, and two joint venture facilities located in Chengdu, China. Additional engineering, sales, warehouse and logistics offices are located in Fort Worth, Texas; Taipei; Hong Kong; Manchester and Munich, Germany, with support offices located throughout the world.

BUSINESS OUTLOOK

For 2012, we intend to enhance our position as a leading global manufacturer and supplier of high-quality semiconductor products, and to continue expanding key product lines, such as power management, super barrier rectifier (“SBR®”), MOSFETs and logic products, while continuing to develop innovative packaging technology capability. We expect our business to continue to benefit from increasing demand in China, as we consider the China market a major growth driver for our business. The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and end-user consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the recent volatility in the global economy and the equity and credit markets as we continue to execute on the strategy that has proven successful for us over the years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Outlook” in Part II, Item 7 and “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our revenues, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

SBR is a registered trademark of Diodes Incorporated

SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES

For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various design, manufacturing and distribution facilities. We sell product primarily through our operations in Asia, North America and Europe. We aggregate our products in a single segment because the products have similar economic characteristics, are similar in production process and manufacturing flow, and share the same customers and target end-equipment markets. See Note 15 of “Notes to Consolidated Financial Statements” of this Annual Report for addition information.

OUR INDUSTRY

Semiconductors are critical components used in the manufacture of a broad range of electronic products and systems. Since the invention of the transistor in 1948, continuous improvements in semiconductor processes and design technologies have led to smaller, more complex and more reliable devices at a lower cost per function. The availability of low-cost semiconductors, together with increased customer demand for sophisticated electronic systems, has led to the proliferation of semiconductors in diverse end-use applications in the consumer electronics, computing, communications, industrial and automotive sectors.

OUR COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Flexible, scalable and cost-effective manufacturing – Our manufacturing operations are a core element of our success, and we have designed our manufacturing base to allow us to respond quickly to changes in demand trends in the end-markets we serve. For example, we have structured our Shanghai, China packaging, assembly and test facilities to enable us to rapidly and efficiently add capacity and adjust product mix to meet shifts in customer demand and overall market trends. As a result, we typically operated our Shanghai manufacturing facilities at near full capacity, while at the same time expanding that capacity to meet our growth objectives. In 2011, we established an additional manufacturing facility for semiconductor packaging, assembly and test in Chengdu, China. Additionally, the Shanghai and Chengdu locations of our manufacturing operations provide us with access to a workforce at a relatively low overall cost base while enabling us to better serve our leading customers, many of which are located in Asia.

Integrated packaging expertise – Our expertise in designing and manufacturing innovative and proprietary packaging solutions enables us to package a variety of different device functions into an assortment of packages ranging from miniature chip-scale packaging to packages that integrate multiple separate discrete and/or analog chips into a single semiconductor product called an array. Our ability to design and manufacture multi-chip semiconductor solutions as well as advanced integrated devices provides our customers with products of equivalent functionality with fewer individual parts, and at lower overall cost, than alternative products. This combination of integration, functionality and miniaturization makes our products well suited for high-volume consumer devices such as LED televisions, LCD panels, set-top boxes and consumer portables such as smartphones, tablets and notebooks.

Broad customer base and diverse end-markets – Our customers are comprised of leading OEMs as well as major EMS providers. Overall, we serve approximately 140 direct customers worldwide and over 10,000 additional customers through our distributors. Our products are ultimately used in end-products in a number of markets served by our broad customer base, which we believe makes us less susceptible to market fluctuations driven by either specific customers or specific end-user applications.

Customer focused product development – Effective collaboration with our customers and a commitment to customer service are essential elements of our business. We believe focusing on dependable delivery and support tailored to specific end-user applications has fostered deep customer relationships and created a key competitive advantage for us in the highly fragmented discrete, logic and analog semiconductor marketplace. We believe our close relationships with our customers have provided us with keener insight into our customers’ product needs. This results in a stronger demand for our product designs and often provides us with insight into additional opportunities for new design wins in our customers’ products. See “Risk Factors—We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins” in Part I, Item 1A of this Annual Report for additional information.

Management experience – The members of our executive team average well over 20 years of industry experience, and the length of their service has created significant institutional insight into our markets, our customers and our operations. Our executive officers have an average of over 28 years experience in the semiconductor industry.

In 2005, we appointed Dr. Keh-Shew Lu as President and Chief Executive Officer. Dr. Lu has served as a director of Diodes since 2001 and has over 35 years of relevant industry experience. Dr. Lu began his career at Texas Instruments, Inc. (“TI”) in 1974 and retired in 2001 as Senior Vice President and General Manager of Worldwide Analog, Mixed-Signal and Logic Products. Our Chief Financial Officer, Secretary and Treasurer, Richard D. White joined us in 2006 as our Senior Vice President of Finance until May 2009, when he became our Chief Financial Officer, Secretary and Treasurer. Mr. White has over 30 years of senior level finance experience, including 25 years at TI. Joseph Liu, Senior Vice President of Operations, joined us in 1990 and has over 40 years of relevant industry experience, having started his career in 1971 at TI. Similarly, Mark King, Senior Vice President of Sales and Marketing, has been employed by us since 1991 and has over 25 years of relevant industry experience. In 2006, we hired Edmund Tang, Vice President of Corporate Administration, who has over 30 years of managerial and engineering experience and who came to us from FSI International Inc., a global supplier of wafer cleaning and processing technology where he served as Asia President; and Francis Tang, Vice President of Worldwide Discrete Products, who has over 30 year of relevant industry experience and who came to us from T2 Microelectronics. In 2008, as a result of the acquisition of Zetex, Hans Rohrer, Senior Vice President of Business Development, joined us and brought with him over 35 years of relevant industry experience; and Colin Greene, Europe President and Vice President of Europe Sales and Marketing, joined us and brought with him over 20 years of relevant industry experience. Also in 2008, Julie Holland, Vice President of Worldwide Analog Products, came to us from TI with over 20 years of relevant industry experience. In 2011, we hired Clay Beltran, Vice President, Corporate Supply Chain/Planning, Outsourcing, and Quality, who came to us from Semtech Corporation with over 15 years of relevant industry experience.

OUR STRATEGY

Our strategy is to continue to enhance our position as a leading global designer, manufacturer and supplier of high-quality application specific standard semiconductor products, utilizing our innovative and cost-effective packaging technology and leveraging our process expertise and design excellence to achieve above-market profitable growth.

The principal elements of our strategy include the following:

Continue to rapidly introduce innovative discrete, logic and analog semiconductor products – We intend to maintain our rapid pace of new product introductions, especially for high-volume, growth applications with short design cycles, such as LCD and LED televisions and panels, set-top boxes, portables such as smartphones, tablets and notebooks along with other consumer electronics and computing devices. During 2011, we achieved many significant new design wins at OEMs. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and well-defined product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace. See “Risk Factors – Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Expand our available market opportunities – We believe we have many paths to increasing our addressable market opportunity. From a product perspective, we intend to continue expanding our portfolio by developing derivative and enhanced performance devices that target adjacent markets and end-equipments. We will continue to cultivate new and emerging customers within our targeted markets, further increasing our already broad customer base. As we focus on new customers, we try to expand our product portfolio penetration within these new, as well as existing, customers. As we expand our extensive range of high power efficiency and small form factor packages, we plan to introduce new and existing product functions in these new packages to allow an even greater market range.

Maintain intense customer focus – We intend to continue to strengthen and deepen our customer relationships. We believe that continued focus on customer service is important and will help to increase our net sales, operating performance and overall market share. To accomplish this, we intend to continue to closely collaborate with our customers to design products that meet their specific needs. A critical element of this strategy is to further reduce our design cycle time in order to quickly provide our customers with innovative products. Additionally, to support our customer-focused strategy, we historically expand our sales force and field application engineers, particularly in Asia and Europe, during periods of growth.

Enhance cost competitiveness – A key element of our success is our overall low-cost manufacturing base. While we believe that our Shanghai manufacturing facilities are among the most efficient in the industry, we will continue to refine our proprietary manufacturing processes and technology to achieve additional cost efficiencies. In 2011, we expanded our capacity further by establishing an additional manufacturing facility for semiconductor packaging, assembly and test in Chengdu, China. Historically, we typically operate our Shanghai facilities at near full utilization rates and focus on increasing production yields, in order to achieve meaningful economies of scale.

Pursue selective strategic acquisitions – As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire discrete, logic, analog or mixed-signal technologies, product lines or companies in order to enhance our portfolio and accelerate our new product offerings. During 2011, we announced an agreement to invest in Eris Technology Corporation, which expands our existing relationship with Eris as a supplier of assembly and test services. This investment allows Eris to increase its capacity in specific packages as a complement to our internal manufacturing capacity. See “Risk Factors—Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, results of operations and financial condition” in Part I, Item 1A of this Annual Report for additional information.

OUR PRODUCTS

Our product portfolio includes over 7,000 products that are designed for use in high-volume consumer devices such as LCD and LED televisions and LCD panels, set-top boxes, consumer portables such as smart phones, tablets and notebooks. We target and serve end-equipment markets that we believe have larger volumes than other end-market segments served by the overall semiconductor industry.

Our broad product line includes:

•

Discrete semiconductor products, including: performance Schottky rectifiers; performance Schottky diodes; Zener diodes and performance Zener diodes, including tight tolerance and low operating current types; standard, fast, super-fast and ultra-fast recovery rectifiers; bridge rectifiers; switching diodes; small signal bipolar transistors; prebiased transistors; MOSFETs; thyristor surge protection devices; and transient voltage suppressors;

•

Analog products, including: power management devices such as DC-DC converters, USB power switches, low dropout and linear voltage regulators; standard linear devices such as operational amplifiers and comparators, current monitors, voltage references, and reset generators; LED lighting drivers; and sensor products including Hall-effect sensors and motor drivers;

•	Standard logic products, including low-voltage CMOS and advanced high-speed CMOS devices;

•	Complex discrete, analog and mixed technology arrays in miniature packages, including customer specific and function specific arrays; and

•	Silicon wafers used in manufacturing these products.

The following table lists the end-markets, some of the applications in which our products are used, and the percentage of net sales for each end-market for the last three years:

End Markets	2011	2010	2009	End product applications
Consumer Electronics	33%	32%	31%	Digital media players, set-top boxes, digital cameras, consumer portables, LCD and LED TV’s, games consoles, portable GPS
Computing	28%	28%	32%	Notebooks, LCD monitors, PDAs, printers
Industrial	20%	20%	18%	Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving
Communications	16%	17%	16%	IP in gateways, routers, switches, hubs, fiber optics
Automotive	3%	3%	3%	Comfort controls, lighting, audio/video players, GPS navigation, satellite radios, electronics

PRODUCT PACKAGING

Our device packaging technology includes a wide variety of innovative surface-mount packages. Our focus on the development of smaller, more thermally efficient, and increasingly integrated packaging, is a critical component of our product development. We provide a comprehensive offering of miniature high power density packaging, enabling us to fit our components into smaller and more efficient packages, while maintaining the same device functionality and power handling capabilities. Smaller packaging provides a reduction in the height, weight and board space required for our components; as such, our products are well suited for battery-powered, hand-held and wireless consumer applications and high-volume consumer devices such as LCD and LED televisions and LCD panels, set-top boxes, consumer portables such as smart phones, tablets and notebooks.

CUSTOMERS

We serve approximately 140 direct customers worldwide, including major OEMs and EMS companies. Additionally, we have approximately 49 distributor customers worldwide, through which we indirectly serve over 10,000 customers. Our customers include: (i) industry leading OEMs in a broad range of industries, such as Cisco Systems, Inc., Continental AG, Delta Electronics, Emerson, Hella, Ltd., LG Electronics, Inc., Motorola, Inc., Quanta Computer, Inc., Sagem Communication, and Samsung Electronics Co., Ltd.; (ii) leading EMS providers, such as Celestica, Inc., Flextronics International, Ltd., Hon Hai Precision Industry Co., Ltd., Inventec Corporation, Jabil Circuit, Inc., and Sanmina-SCI Corporation, who build end-market products incorporating our semiconductors for companies such as Apple Computer, Inc., Dell, Inc., EMC Corporation, Intel Corporation, Microsoft Corporation, Thompson, Inc. and Roche Diagnostics; and (iii) leading distributors such as Arrow Electronics, Inc., Avnet, Inc., Future Electronics, Rutronic, Yosun Industrial Corporation, and Zenitron Corporation. For the years of 2011, 2010 and 2009, our OEM and EMS customers together accounted for 47%, 46% and 53%, respectively, of our net sales.

No customer accounted for 10% or more of our net sales in 2011, 2010 and 2009. In addition, for information concerning our business with related parties, see “Business - Certain relationships and related party transactions.”

We believe that our close relationships with our OEM and EMS customers have provided us with deeper insight into our customers’ product needs. In addition to seeking to expand relationships with our existing customers, our strategy is to pursue new customers and diversify our customer base by focusing on leading global consumer electronics companies and their EMS providers and distributors. See “Risk Factors – Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales, which could adversely affect our revenues, results of operations and financial condition” in Part I, Item 1A of this Annual Report for additional information.

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, our standard warranty extends for a period of one year from the date of shipment. Warranty expense has not been significant. Generally, our customers may cancel orders on short notice without incurring a penalty. See “Risk Factors—Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reduction in quantities ordered could adversely affect our results of operations and financial condition” in Part I, Item 1A of this Annual Report for additional information.

Many of our customers are based in Asia or have manufacturing facilities in Asia. Net sales by country consists of sales to customers in that country based on the country to which products are billed. For the year ended December 31, 2011, approximately 33%, 22%, 17%, 10% and 18% of our net sales were derived from China, Taiwan, the United States (“U.S.”), Europe and all other markets, respectively, compared to 31%, 23%, 22%, 11% and 13% in 2010, respectively.

SALES AND MARKETING

We market and sell our products worldwide through a combination of direct sales and marketing personnel, independent sales representatives and distributors. We have direct sales personnel in the U.S., U.K., France, Germany, Korea, Taiwan and China. We also have independent sales representatives in the U.S., Japan, Korea, and Europe. We currently have distributors in the U.S., Europe and Asia.

As of December 31, 2011, our direct global sales and marketing organization consisted of 181 employees operating out of 15 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai and Shenzhen, China; Beauzelle, France; Gyeonggi, Korea; and Munich, Germany; and we have four regional sales offices in the U.S. As of December 31, 2011, we also had 16 independent sales representative firms marketing our products.

Our marketing group focuses on our product strategy, product development roadmap, new product introduction process, demand assessment and competitive analysis. Our marketing programs include participation in industry tradeshows, technical conferences and technology seminars, sales training and public relations. The marketing group works closely with our sales and research and development groups to align our product development roadmap. The marketing group coordinates its efforts with our product development, operations and sales groups, as well as with our customers, sales representatives and distributors. We support our customers through our field application engineering and customer support organizations.

To support our global customer-base, our website is language-selectable into English, Chinese and Korean, giving us an effective marketing tool for worldwide markets. With its extensive online product catalog with advanced search capabilities, our website facilitates quick and easy product selection. Our website, www.diodes.com, provides easy access to our worldwide sales contacts and customer support, as well as incorporates a distributor-inventory check to provide component inventory availability. In addition, our website provides investors access to our financial and corporate governance information.

MANUFACTURING OPERATIONS AND FACILITIES

We operate two manufacturing facilities located in Shanghai, China, one in Neuhaus, Germany and are developing a fourth facility in Chengdu, China. Our wafer fabrication facilities are located near Kansas City, Missouri and near Manchester, U.K. Our facilities in Shanghai and Neuhaus are packaging, assembly and test manufacturing sites, as is the facility being developed in Chengdu. Our Kansas City facility includes a 125mm and 150mm wafer fabrication line, and our Manchester facility includes a 150mm wafer fabrication line.

During 2010, we announced an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, we have agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for surface mount component production, assembly and test in Chengdu, China. We initially will own at least 95% of the joint venture. The manufacturing facility will be developed in phases over a ten year period, and we expect to contribute at least $48 million to the joint venture in installments during the first three years. The CDHT will grant the joint venture a fifty year land lease, provides temporary facilities for up to three years at a subsidized rent while the joint venture builds the manufacturing facility and provides corporate and employee tax incentives, tax refunds, subsidies and other financial support to the joint venture and its qualified employees. If the joint venture fails to achieve specified levels of investment, the investment agreement allows for a renegotiation as well as the option to repay a portion of such financial support. This is a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2011, we have invested approximately $25 million of which $18 million were for capital expenditures. See “Risk Factors—In 2010, we established a joint venture to build a semiconductor facility in Chengdu, China. We are required to contribute at least $48 million to the joint venture during the first three years with additional contributions thereafter, as well as a substantial amount of time and resources to establish and operate the joint venture. Any failure to meet any such requirements, delays or unforeseen circumstances may cause us to incur penalties or require us to contribute additional expenses or resources and, as a result, could have an adverse effect on our operating efficiencies, results of operations and financial conditions.” in Part I, Item 1A of this Annual Report for additional information.

For the years ending December 31, 2011 and 2010, we invested approximately $64 million and $69 million, respectively, in plant and state-of-the-art equipment in China ($348 million total investment in China from inception). Our facilities in China manufacture product for sale by our U.S., Europe and Asia operations, and also sell capacity to a select group of external customers. For the years ending December 31, 2011 and 2010, our capital expenditures were approximately $83 million and $87 million, respectively, in equipment, primarily related to manufacturing expansion in our facilities in China.

Our manufacturing processes use many raw materials, including silicon wafers, aluminum and copper lead frames, gold and copper wire and other metals, molding compounds and various chemicals and gases. We are continuously evaluating our raw material costs in order to reduce our gold consumption while protecting and maintaining product performance. We have no material agreements with any of our suppliers that impose minimum or continuing supply obligations. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. See “Risk Factors—We depend on third-party suppliers for timely deliveries of raw materials, parts and equipment, as well as finished products from other manufacturers, and our reputation with customers, results of operations and financial condition could be adversely affected if we are unable to obtain adequate supplies in a timely manner.” in Part I, Item 1A of this Annual Report for additional information.

Our corporate headquarters are located in Plano, Texas. We also lease or own properties around the world for use as sales and administrative offices, research and development centers, manufacturing facilities, warehouses and logistics centers. The size and/or location of these properties can change from time to time based on our business requirements. See “Properties” in Part I, Item 2 of this Annual Report for additional information.

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

PATENTS, TRADEMARKS AND LICENSES

Historically, patents and trademarks have not been material to our operations, but we expect them to become more important, particularly as they relate to our miniature and power efficient packaging technologies.

Our initial product patent portfolio was primarily composed of discrete technologies. In the late 1990s, our engineers began to research and develop innovative packaging technologies, which produced several important breakthroughs and patents, such as the PowerDIâ series of packaging technology to foster our growth in the semiconductor industry.

PowerDI is a registered trademark of Diodes Incorporated

We acquired Anachip Corp. in early 2006, a fabless semiconductor company, which initiated our presence in the analog product market with a portfolio of standard linear and low dropout regulator products, among others.

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

Currently, our licensing of patents to other companies is not material. We do, however, license certain product technology from other companies, but we do not consider any of the licensed technology currently to be material in terms of royalties. We believe the duration and other terms of the licenses are appropriate for our current needs. See “Risk Factors—We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense, reduction in our intellectual property rights and a negative impact on our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

COMPETITION

Numerous semiconductor manufacturers and distributors serve the discrete, logic and analog semiconductor components market, making competition intense. Some of our larger competitors include Fairchild Semiconductor Corporation, Infineon Technologies A.G., International Rectifier Corporation, NXP Semiconductors N.V., ON Semiconductor Corporation, Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc., many of which have greater financial, marketing, distribution and other resources. Accordingly, we from time to time may reposition product lines or decrease prices, which may affect our sales of, and profit margins on, such product lines. The price and quality of the products, and our ability to design products and deliver customer service in keeping with the customers’ needs, determine the competitiveness of our products. We believe that our product focus, packaging expertise and our flexibility and ability to quickly adapt to customer needs affords us competitive advantages. See “Risk Factors—The semiconductor business is highly competitive, and increased competition may harm our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENGINEERING AND RESEARCH AND DEVELOPMENT

Our engineering and research and development groups consist of applications, circuit design, and product development engineers who assist in determining the direction of our future product lines. One of their key functions is to work closely with market-leading customers to further refine, expand and improve our product portfolio within our target product types and packages. In addition, customer requirements and acceptance of new package types are assessed and new, higher-density and more energy-efficient packages are developed to satisfy customers’ needs.

Product development engineers work directly with our semiconductor circuit design and layout engineers who develop die designs for products that match our customers’ requirements. We have the capability to capture the customers’ electrical and packaging requirements and translate those requirements into product specifications which can then be designed and manufactured to support customers’ end-system applications.

For the years ended December 31, 2011, 2010 and 2009, Company-sponsored investment in research and development activities was approximately $27 million, $27 million and $24 million, respectively. As a percentage of net sales, research and development expense was approximately 4%, 4% and 6% for 2011, 2010 and 2009, respectively. The dollar amount increase in 2011 and 2010 was mainly due to increased personnel costs, engineering supplies and material purchases as a result of increased activity compared to 2009.

EMPLOYEES

As of December 31, 2011, we employed a total of 4,499 employees, of which 3,651 of our employees were in Asia, 348 were in the U.S. and 500 were in Europe. None of our employees in Asia or the U.S. are subject to a collective bargaining agreement, but a majority of our employees in Europe are covered by local labor agreements. We consider our relations with our employees to be satisfactory. See “Risk Factors—We may fail to attract or retain the qualified technical, sales, marketing, finance and management personnel required to operate our business successfully, which could adversely affect on our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process both in the U.S. and the U.K. where our wafer fabrication facilities are located, and in China and Germany where our packaging, assembly and test facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the years ended December 31, 2011, 2010 and 2009, our capital expenditures for environmental controls have not been material. As of December 31, 2011, there were no known environmental claims or recorded liabilities. See “Risk Factors—We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We conduct business with one related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”). LSC is our largest stockholder, owning 18% of our outstanding Common Stock as of December 31, 2011. We also conduct business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is a 5% joint venture partner in our Shanghai manufacturing facilities. In addition, we conduct business with a related party company, Eris Technology Corporation (“Eris”). We owned over 30% of Eris’s outstanding Common Stock as of December 31, 2011. The Audit Committee reviews all related party transactions for potential conflict of interest situations on an ongoing basis. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties. For more information concerning our relationships with LSC, Keylink and Eris, see “Risk Factors – We receive a portion of our net sales from three customers, which all are related parties. In addition, two of these customers are large external suppliers. The loss of these customers or suppliers could harm our business, results of operations and financial condition.” in Part I, Item 1A and Note 14 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

SEASONALITY

Historically, our net sales have been affected by the cyclical nature of the semiconductor industry and the seasonal trends of related end-markets, specifically in the consumer and computing markets. See Note 17 (unaudited) of “Notes to Consolidated Financial Statements” of this Annual Report for additional information on our quarterly results.

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

During times of difficult market conditions, our fixed costs combined with lower revenues and lower profit margins may have a negative impact on our business, results of operations and financial condition.

The semiconductor industry is characterized by high fixed costs. Notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In difficult economic environments, we could be faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, our manufacturing facilities do not operate at full capacity and the costs associated with this excess capacity are expensed immediately and not capitalized into inventory. This was the case at the end of 2008 and beginning of 2009 when our utilization rates declined to abnormally low production levels, which resulted in lower gross margins. The market conditions in the future may adversely affect our utilization rates and consequently our future gross margins, and this, in turn, could have a material negative impact on our business, results of operations and financial condition.

Downturns in the highly cyclical semiconductor industry and/or changes in end-market demand could adversely affect our results of operations and financial condition.

The semiconductor industry is highly cyclical, and periodically experiences significant economic downturns characterized by diminished product demand, production overcapacity and excess inventory, which can result in rapid erosion in average selling prices. From time to time, the semiconductor industry experiences order cancellations and reduced demand for products, resulting in significant revenue declines, due to excess inventories at end-equipment manufacturers and general economic conditions, especially in the technology sector. The market for semiconductors may experience renewed, and possibly more severe and prolonged downturns, which may harm our results of operations and financial condition.

In addition, we operate in a few narrow markets of the broader semiconductor market and, as a result, cyclical fluctuations may affect these segments to a greater extent than they do to the broader semiconductor market. This may cause us to experience greater fluctuations in our results of operations and financial condition than compared to some of our broad line semiconductor manufacturer competitors. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end-user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand in the consumer electronics, computing, communications, industrial and automotive sectors. These end-user markets also tend to be cyclical and may also experience changes in demand that could adversely affect our results of operations and financial condition.

The semiconductor business is highly competitive, and increased competition may harm our business, results of operations and financial condition.

The semiconductor industry in which we operate is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources than we have. As a result, they may be better able to develop new products, market their products, pursue acquisition candidates and withstand adverse economic or market conditions. Most of our current major competitors are broad line semiconductor manufacturers who often have a wider range of product types and technologies than we do. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Fairchild

Semiconductor Corporation, Infineon Technologies A.G., International Rectifier Corporation, NXP Semiconductors N.V., ON Semiconductor Corporation, Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc. We may not be able to compete successfully in the future, and competitive pressures may harm our business, results of operations and financial condition.

We receive a portion of our net sales from three customers, which all are related parties. In addition, two of these customers are large external suppliers. The loss of these customers or suppliers could harm our business, results of operations and financial condition.

In 2011, 2010 and 2009, LSC, our largest stockholder, accounted for less than 1%, 1% and 2%, respectively, of our net sales. LSC is also our largest supplier, providing us with discrete semiconductor products for subsequent sale by us, which represented approximately 5%, 7% and 6%, respectively, of our net sales, in 2011, 2010 and 2009.

In 2011, 2010 and 2009, we subcontracted a portion of our manufacturing to Eris Technology Corporation (“Eris”), a publicly traded company listed as an Emerging Stock on the Taiwan OTC Exchange (TWO) that provides design, manufacturing and after-market services for diode products. We purchase finished goods, some sourced from our wafers and some not sourced from our wafers. Eris provides us with discrete semiconductor products for subsequent sale by us, which represented approximately 2%, 3% and 3%, respectively, of our net sales, in 2011, 2010 and 2009.

In addition, in 2011, 2010 and 2009, we sold products to companies owned by Keylink, totaling 2%, 3% and 3%, respectively. Also for 2011, 2010 and 2009, 1%, 2% and 1%, respectively, of our net sales were from semiconductor products purchased from companies owned by Keylink.

The loss of LSC, Keylink or Eris as either a customer or a supplier, or any significant reductions in either the amount of products LSC, Keklink and/or Eris supplies to us, or the volume of orders LSC, Keylink or Eris places with us, could materially harm our business, results of operations and financial condition.

Delays in initiation of production at facilities due to implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies, results of operations and financial condition.

Our manufacturing efficiency has been and will be an important factor in our future profitability, and we may not be able to maintain or increase our manufacturing efficiency. Our manufacturing and testing processes are complex, require advanced and costly equipment and are continually being modified in our efforts to improve yields and product performance. Difficulties in the manufacturing process can lower yields. Technical or other problems could lead to production delays, order cancellations and lost revenue. In addition, any problems in achieving acceptable yields, construction delays, or other problems in upgrading or expanding existing facilities, building new facilities, bringing new manufacturing capacity to full production or changing our process technologies, could also result in capacity constraints, production delays and a loss of future revenues and customers. Our operating results also could be adversely affected by any increase in fixed costs and operating expenses related to increases in production capacity if net sales do not increase proportionately, or in the event of a decline in demand for our products.

Our wafer fabrication facilities are located near Kansas City, Missouri, and near Manchester, United Kingdom (“U.K.”), while our manufacturing facilities in Shanghai, China and Neuhaus, Germany, perform packaging, assembly and test functions and our two joint venture facilities in Chengdu, China for surface mount component production, assembly and test functions. Any disruption of operations at these facilities could have a material adverse effect on our manufacturing efficiencies, results of operations and financial condition.

We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

Prices for our products tend to decrease over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of purchasing our products. To remain competitive and retain our customers and gain new ones, we must continue to reduce our costs through product and manufacturing improvements. We must also strive to minimize our customers’ shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. We experienced a decrease in average selling prices (“ASP”) for our products of 10% in 2009, an increase of 5% in 2010 and a decrease of 2% in 2011. At times, we may be required to sell our products at ASP below our manufacturing costs or purchase prices in order to remain competitive. Our growth and the profit margins of our products will suffer if we cannot effectively continue to reduce our costs and keep our product prices competitive.

Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales, which could adversely affect our revenues, results of operations and financial condition.

Prior to purchasing our products, our customers require that our products undergo an extensive qualification process, which involves rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the product, changes in the product’s manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may adversely affect our revenues, results of operations and financial condition.

Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reduction in quantities ordered could adversely affect our revenues, results of operations and financial condition.

All of our customer orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally made on a purchase order basis, rather than pursuant to long-term supply contracts, and are booked from one to twelve months in advance of delivery. The rate of booking new orders can vary significantly from month to month. We, and the semiconductor industry as a whole, are experiencing a trend towards shorter lead-times, which is the amount of time between the date a customer places an order and the date the customer requires shipment. Furthermore, our industry is subject to rapid changes in customer outlook and periods of excess inventory due to changes in demand in the end markets our industry serves. As a result, many of our purchase orders are revised, and may be cancelled, with little or no penalty and with little or no notice. However, we must still commit production and other resources to fulfilling these purchase orders even though they may ultimately be cancelled. If a significant number of purchase orders are cancelled or product quantities ordered are reduced, and we are unable to timely generate replacement orders, we may build up excess inventory and our revenues, results of operations and financial condition may suffer.

Production at our manufacturing facilities could be disrupted for a variety of reasons, including natural disasters and other extraordinary events, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers’ demands and could adversely affect our results of operations and financial condition.

A disruption in production at our manufacturing facilities could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, floods, hurricanes, typhoons, droughts, tsunamis, volcanoes, earthquakes, disease or other similar natural disasters, unplanned maintenance or other manufacturing problems, labor shortages, power outages or shortages, telecommunications failures, strikes, transportation interruption, government regulation, terrorism or other extraordinary events. Such disruptions may cause direct injury or damage to our employees and property and related internal controls with significant indirect consequences. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption, and we may not be able to meet our customers’ needs, which could cause them to seek other suppliers. Such disruptions could have an adverse effect on our results of operations and financial condition.

New technologies could result in the development of new products by our competitors and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand, which would adversely affect our net sales, market share, results of operations and financial condition.

Our product range and new product development program are focused on discrete, logic and analog semiconductor products. Our failure to develop new technologies, or anticipate or react to changes in existing technologies, either within or outside of the semiconductor market, could materially delay development of new products, which could result in a decrease in our net sales and a loss of market share to our competitors. The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. This includes the development of new types of technology or the improvement of existing technologies, such as analog and digital technologies that compete with, or seek to replace, discrete semiconductor technology. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and product enhancements on a timely and cost-effective basis. New products often command higher prices and, as a result, higher profit margins. We may not successfully identify new product opportunities or develop and bring new products to market or succeed in selling them into new customer applications in a timely and cost-effective manner.

Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive, and since we operate primarily in a narrower segment of the broader semiconductor industry, this may have a greater effect on us than it would if we were a broad-line semiconductor manufacturer with a wider range of product types and technologies. Many of our competitors are larger and more established international companies with greater engineering and research and development resources than us. Our failure to identify or capitalize on any fundamental shifts in technologies in our product markets, relative to our competitors, could harm our business, have a material adverse effect on our competitive position within our industry and harm our relationships with our customers. In addition, to remain competitive, we must continue to reduce package sizes, improve manufacturing yields and expand our sales. We may not be able to accomplish these goals, which would adversely affect our net sales, market share, results of operations and financial condition.

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

A significant portion of our operations operate on a single Enterprise Resource Planning (ERP) platform. To manage our international operations efficiently and effectively, we rely heavily on our ERP system, internal electronic information and communications systems and on systems or support services from third parties. Any of these systems are subject to electrical or telecommunications outages, computer hacking or other general system failure. It is also possible that future acquisitions will operate on ERP systems different from ours and that we could face difficulties in integrating operational and accounting functions of new acquisitions. Difficulties in upgrading or expanding our ERP system or system-wide or local failures that affect our information processing could have a material adverse effect on our cash flows, results of operations and financial condition.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense, reduction in our intellectual property rights and a negative impact on our business, results of operations and financial condition.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted, and may in the future assert, patent, copyright, trademark and other intellectual property rights to technology that is important to our business and have demanded, and may in the future demand, that we license their patents and technology. Any litigation to determine the validity of allegations that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, or claims challenging the validity of our patents, regardless of its merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We may not prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling we could be required to:

•	pay substantial damages for past, present and future use of the infringing technology;

•	cease manufacture, use or sale of infringing products;

•	discontinue the use of infringing technology;

•	expend significant resources to develop non-infringing technology;

•	pay substantial damages to our customers or end-users to discontinue use or replace infringing technology with non-infringing technology;

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or at all; or

•	relinquish intellectual property rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable.

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

If we do not succeed in continuing to vertically integrate our business, we will not realize the cost and other efficiencies we anticipate, which could adversely affect our ability to compete, results of operations and financial condition.

We are continuing to vertically integrate our business. Key elements of this strategy include continuing to expand the reach of our sales organization, expand our manufacturing capacity, expand our wafer foundry and research and development capability and expand our marketing, product development, package development and assembly/test operations in Company-owned facilities or through the acquisition of established contractors. There are certain risks associated with our vertical integration strategy, including:

•

difficulties associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories and limitations on the flexibility of controlling overhead;

•	difficulties in continuing expansion of our operations in Asia and Europe, because of the distance from our United States (“U.S.”) headquarters and differing regulatory and cultural environments;

•	the need for skills and techniques that are outside our traditional core expertise;

•	less flexibility in shifting manufacturing or supply sources from one region to another;

•	even when independent suppliers offer lower prices, we would continue to acquire wafers from our captive manufacturing facilities, which may result in us having higher costs than our competitors;

•	difficulties developing and implementing a successful research and development team; and

•	difficulties developing, protecting, and gaining market acceptance of, our proprietary technology.

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

A significant part of our growth strategy involves acquiring companies with complementary product lines, customers or other capabilities. For example, (i) in 2000, we acquired FabTech, Inc., a wafer fabrication company, in order to have our own wafer manufacturing capabilities, (ii) in 2006, we acquired Anachip Corp. as an entry into the analog market, (iii) in 2006, we acquired the net operating assets of APD Semiconductor, Inc. and (iv) in 2008, we acquired Zetex plc. While we do not currently have any agreements or commitments in place with respect to any material acquisitions, we are in various stages of preliminary discussions, and we intend to continue to expand and diversify our operations by making further acquisitions. However, we may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:

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

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in manufacturing our products throughout the world. Some of these regulations in the U.S. include the Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur such additional expenses, our product costs could significantly increase, materially affecting our business, financial condition and results of operations. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, results of operations and financial condition. Our operations affected by such requirements include, among others: the disposal of wastewater containing residues from our manufacturing operations through publicly operated treatment works or sewer systems, and which may be subject to volume and chemical discharge limits and may also require discharge permits; and the use, storage and disposal of materials that may be classified as toxic or hazardous. Any of these may result in, or may have resulted in, environmental conditions for which we could be liable.

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

Our products may be found to be defective and, as a result, warranty claims and product liability claims may be asserted against us, which may harm our business, reputation with our customers, results of operations and financial condition.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several cents, whereas the computer maker might sell the personal computer for several hundred dollars. Although we maintain rigorous quality control systems, we shipped approximately 29 billion, 28 billion and 21 billion individual semiconductor devices in years ending December 31, 2011, 2010 and 2009, respectively, to customers around the world, and in the ordinary course of our business, we receive warranty claims and product liability claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end-products that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. Although we currently have liability insurance, we may not have sufficient insurance coverage, and we may not have sufficient resources, to satisfy all possible warranty claims and product liability claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business, reputation, results of operations and financial condition.

We may fail to attract or retain the qualified technical, sales, marketing, finance and management personnel required to operate our business successfully, which could adversely affect on our business, results of operations and financial condition.

Our future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing, finance and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with these skills is intense. We may not be able to retain existing key technical, sales, marketing, finance and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. For example, we have faced, and continue to face, intense competition for qualified technical and other personnel in China, where our assembly, test and packaging facilities are located. A number of U.S. and multi-national corporations, both in the semiconductor industry and in other industries, have recently established and are continuing to establish factories and plants in China, and the competition for qualified personnel has increased significantly as a result. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, results of operations and financial condition could be materially and adversely affected.

We may not be able to maintain our growth or achieve future growth, and any such growth may place a strain on our management and on our systems and resources, which could adversely affect our business, results of operations and financial condition.

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

The life cycles of some of our products depend heavily upon the life cycles of the end-products into which our products are designed. End-market products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. We may in the future be adversely affected by obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end-products into which our products are designed. In addition, some customers restrict how far back the date of manufacture for our products can be and certain customers may stop ordering products from us and go out of business due to adverse economic conditions; therefore, some of our product inventory may become obsolete and, thus, adversely affect our business, results of operations and financial condition.

If OEMs do not design our products into their applications, our net sales may be adversely affected.

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

We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses, which could adversely affect our business, results of operations and financial condition.

We have credit facilities with financial institutions in the U.S., Asia and Europe, as well as other debt instruments, with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. An increase of 1% in interest rates on our credit facilities would increase our annual interest rate expense by less than $1 million.

We may have a significant amount of debt with various financial institutions worldwide. Any indebtedness could adversely affect our business, results of operations, financial condition and our ability to meet our payment obligations under such debt.

We may have a significant amount of debt and substantial debt service requirements in our borrowings, including our credit facilities with various financial institutions worldwide. On February 1, 2012, we obtained a three-year term loan in the amount of $40 million with Bank of America, N.A. As of December 31, 2011, we had an aggregate outstanding debt of $8 million and $3 million used for import and export guarantees under our credit facilities with various financial institutions worldwide. In addition, an aggregate amount of $56 million is available for future borrowings under our credit facilities in the U.S., Asia and Europe, and we are permitted under the terms of our debt agreements under various credit facilities to incur substantial additional debt.

A significant amount of debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under our outstanding debt;

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

Any of the above-listed factors could have an adverse effect on our business, results of operations, financial condition and our ability to meet our payment obligations under our debt.

Restrictions in our credit facilities may limit our business and financial activities, including our ability to obtain additional capital in the future.

On November 25, 2009, we entered into a Credit Agreement with Bank of America, N.A. as subsequently modified, which provides for a $10 million revolving credit facility, a $10 million uncommitted facility and a three-year $40 million term loan for our general corporate purposes.

This Credit Agreement contains covenants imposing various restrictions on our business and financial activities. These restrictions may affect our ability to operate our business and undertake certain financial activities and may limit our ability to take advantage of potential business or financial opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens, incur indebtedness, make investments, dissolve or merge or consolidate with or into another entity, dispose of certain property, make restricted payments, issue or sell equity interests, engage in other different material lines of business, conduct related party transactions, enter into certain burdensome contractual obligations and use proceeds from any credit facility to purchase or carry margin stock or to extend credit to others for the same purpose. The Credit Agreement also requires us to meet certain financial ratios, including a fixed charge coverage ratio and a quick ratio.

Our ability to comply with the Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions, and are subject to the risks stated in this section of the Annual Report. The breach of any of these covenants or restrictions could result in a default under the Credit Agreement. An event of default under the Credit Agreement would permit Bank of America, N.A. to declare all amounts owed under such Credit Agreement to be immediately due and payable in full. Acceleration of our other indebtedness may cause us to be unable to make interest payments for the credit facilities and repay the principal amount of the credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt instruments” in Part II, Item 7 of this Annual Report for additional information.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used.

Certain of our employees in the U.K., Germany and Taiwan participate in Company sponsored defined benefit plans. The defined benefit plan in the U.K. is closed to new entrants and is frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. In accounting for these plans, we are required to make actuarial assumptions that are used to calculate the earning value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, and mortality rates. While we believe the underlying assumptions under the projected unit credit method are appropriate, the carrying value of the related assets and liabilities and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used.

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

As of December 31, 2011, the benefit obligation of the plan was approximately $110 million and the total assets in such plan were approximately $96 million. Therefore, the plan was underfunded by approximately $14 million. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.

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

In 2009, we adopted a payment scheme with the trustees of the plan in which we paid approximately £1 million GBP every year from 2009 through 2011. We and the trustees are in discussions to extend the payment scheme through 2019.

In 2010, we established a joint venture to build a semiconductor facility in Chengdu, China. We are required to contribute at least $48 million to the joint venture during the first three years with additional contributions thereafter, as well as a substantial amount of time and resources to establish and operate the joint venture. Any failure to meet any such requirements, delays or unforeseen circumstances may cause us to incur penalties or require us to contribute additional expenses or resources and, as a result, could have an adverse effect on our operating efficiencies, results of operations and financial conditions.

Effective as of September 10, 2010, we entered into an Investment Cooperation Agreement and a Supplementary Agreement to the Investment Cooperation Agreement (collectively, the “CDHT Agreements”) with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (“CDHT”) to build a facility in Chengdu, China, with a Chinese local partner, for surface mount component production, assembly and test functions. The CDHT Agreements require us to contribute substantial capital to the joint venture, including at least $48 million in installments during the first three years, as well as time and resources to establish and operate the joint venture. We must obtain various licenses, permissions, certifications and approvals, from time to time, related to the joint venture’s business operations. Any failure to meet any such requirements, delays or unforeseen circumstances may cause us to incur penalties, or require us to cease of operations, or contribute additional expenses and/or resources and as a result, could have a material adverse effect on our operating efficiencies, results of operations and financial conditions. As of December 31, 2011, we have invested approximately $25 million of which $18 million were for capital expenditures.

Certain of our customers and suppliers require us to comply with their codes of conducts, which may include certain restrictions that may substantially increase the cost of our business as well as have an adverse effect on our operating efficiencies, results of operations and financial condition.

Certain of our customers and suppliers require us to agree to comply with the Electronic Industry Code of Conduct (“EICC”) or their own codes of conduct, which may include detailed provisions on labor, human rights, health and safety, environment, corporate ethics and management systems. Certain of these provisions are not requirements under the laws of the countries in which we operate and may be burdensome to comply with on a regular basis. Moreover, new provisions may be added or material changes may be made to any these codes of conduct, and we will have to promptly implement such new provisions or changes, which may substantially further increase the cost of our business, be burdensome to implement and adversely affect our operational efficiencies and results of operations. If we violate any such codes of conduct, we may lose further business with the customer or supplier and, in addition, we may be subject to fines from the customer or supplier. While we believe that we are currently in compliance with our customers and suppliers’ codes of conduct, there can be no assurance that, from time to time, if any one of our customers and suppliers audits our compliance with such code of conduct, we would be found to be in full compliance. A loss of business from these customers or suppliers could have a material adverse effect on our business, results of operations and financial conditions.

There are risks associated with previous and future acquisitions. We may ultimately not be successful in overcoming these risks or any other problems encountered in connection with acquisitions.

The risks commonly encountered in acquisitions of companies include, among other things, higher than anticipated acquisition costs and expenses, the difficulty and expense in integrating the operations and personnel of the companies, the difficulty of bringing standards, procedures and controls into conformance with our operations, the ability to coordinate our new products and process development, the ability to hire additional management and other critical personnel, the ability to increase the scope, geographic diversity and complexity of our operations, difficulties in consolidating facilities and transferring processes and know-how, difficulties in reducing costs, prolonged diversion of our management’s attention from the management of our business, the ability to clearly define our present and future strategies, the loss of key employees and customers as a result of changes in management and any geographic distances may make integration slower and more challenging. We may ultimately not be successful in overcoming these risks or any other problems encountered in connection with acquisitions.

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

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud. which could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

Terrorist attacks, or threats or occurrences of other terrorist activities, whether in the United States or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our results of operations and financial condition.

Terrorist attacks, or threats or occurrences of other terrorist or related activities, whether in the United States or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our profitability. Future terrorist or related activities could affect our domestic and international sales, disrupt our supply chains and impair our ability to produce and deliver our products. Such activities could affect our physical facilities or those of our suppliers or customers. Such terrorist attacks could cause seaports or airports, to or through which we ship, to be shut down, thereby preventing the delivery of raw materials and finished goods to or from our manufacturing facilities in China and Germany and our wafer fabrication facilities in Missouri and the U.K., or to our regional sales offices. Due to the broad and uncertain effects that terrorist attacks have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results of operations and financial condition.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

Our international operations subject us to risks that could adversely affect our operations.

We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located overseas in China. In 2011, 2010 and 2009, net sales to customers outside the U.S. represented 83%, 78% and 83%, respectively, of our net sales. There are risks inherent in doing business internationally, and any or all of the following factors could cause harm to our business:

•	changes in, or impositions of, legislative or regulatory requirements, including tax laws in the U.S. and in the countries in which we manufacture or sell our products;

•	compliance with trade or other laws in a variety of jurisdictions;

•	trade restrictions, transportation delays, work stoppages, and economic and political instability;

•	changes in import/export regulations, tariffs and freight rates;

•	difficulties in collecting receivables and enforcing contracts;

•	currency exchange rate fluctuations;

•	restrictions on the transfer of funds from foreign subsidiaries to the U.S.;

•	the possibility of international conflict, particularly between or among China, the U.K., Germany, Taiwan and the U.S.;

•	legal, regulatory, political and cultural differences among the countries in which we do business;

•	longer customer payment terms; and

•	changes in U.S. or foreign tax regulations.

We have significant operations and assets in China, the United Kingdom, Germany, Hong Kong and Taiwan and, as a result, will be subject to risks inherent in doing business in those jurisdictions, which may adversely affect our financial performance and results of operations.

We have a significant portion of our assets in mainland China, United Kingdom, Germany, Hong Kong and Taiwan. Our ability to operate in these countries may be adversely affected by changes in those jurisdictions’ laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our results of operations and financial performance are subject to the economic and political situations. We believe that our operations are in compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Changes in the political environment or government policies in those jurisdictions could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between or among China, the United Kingdom, Germany, Hong Kong, Taiwan and the U.S. could result in restrictions or prohibitions on our operations or the sale of our products or the forfeiture of our assets in these jurisdictions. There can be no certainty as to the application of the laws and regulations of these jurisdictions in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities, resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions. The possibility of political conflict between these countries or with the U.S. could have an adverse impact upon our ability to transact business in these jurisdictions and to generate profits.

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

We have a significant portion of our manufacturing capacity in China. In addition, in 2011 33% of our total sales were billed to customers in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China and, thereby, have a material adverse effect on our business, results of operations and prospects.

We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act, the United Kingdom’s Bribery Act 2010 and similar worldwide anti-bribery laws.

The United States’ Foreign Corrupt Practices Act (“FCPA”), the United Kingdom’s Bribery Act 2010 (the “UK Bribery Act”) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that may have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning FCPA, the UK Bribery Act and related anti-bribery laws. We have established procedures and controls to monitor internal and external compliance. There can be no assurance that our internal controls and procedures always will protect us from reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA, the UK Bribery Act and other anti-bribery law violations (either due to our own acts or inadvertence, or due to the acts or inadvertence of others), we could incur criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

We are subject to foreign currency risk as a result of our international operations.

We face exposure to adverse movements in foreign currency exchange rates, principally the Chinese Yuan, the Taiwanese dollar, the Euro and the British Pound Sterling and, to a lesser extent, the Japanese Yen and the Hong Kong dollar. Our income and expenses are based on a mix of currencies and a decline in one currency relative to the other currencies could adversely affect our results of operations. Furthermore, our results of operations are reported in U.S. dollars, which is our reporting currency. In the event the U.S. dollar weakens against a foreign currency, we will experience a currency transaction loss, which could adversely affect our results of operations. Also, fluctuations in foreign currency exchange rates may have an adverse impact and be increasingly influential to our overall sales, profits and results of operations as amounts that are measured in foreign currency are translated back to U.S. dollars for reporting purposes. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results, especially as the portion of our sales attributable to Europe increases. We do not usually employ hedging techniques designed to mitigate foreign currency exposures and, therefore, we could experience currency losses as these currencies fluctuate against the U.S. dollar.

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

As an incentive for establishing our manufacturing subsidiaries in China, we received preferential tax treatment. In addition, in conjunction with the acquisition of Anachip Corp., we also receive preferential tax treatment in Taiwan. Governmental changes in foreign tax law may cause us not to be able to continue receiving these preferential tax treatments in the future, which may cause an increase in our income tax expense, thereby reducing our net income.

The distribution of any earnings of our foreign subsidiaries to the United States may be subject to United States income taxes, thus reducing our net income.

With the establishment of our holding companies in 2007 and 2011, we intend to permanently reinvest overseas all earnings from foreign subsidiaries. Although we intend to permanently reinvest overseas all earnings, certain unusual circumstances may require us to repatriate funds. This was the case during the first quarter of 2009, in which we repatriated approximately $29 million of accumulated earnings from one of our Chinese subsidiaries, resulting in additional non-cash U.S. federal and state income tax expense of approximately $5 million.

As of December 31, 2011, accumulated and undistributed earnings of our subsidiaries in China were approximately $212 million, which we consider as a permanent investment.

As of December 31, 2011, we have undistributed earnings from non-U.S. operations of approximately $265 million (including approximately $33 million of restricted earnings, which are not available for dividends). Additional U.S. federal and state income taxes of approximately $45 million would be required should such earnings be repatriated to the U.S.

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

We have experienced substantial variations in net sales, gross profit margin and operating results from quarter to quarter. We believe that the factors that influence this variability of quarterly results include:

•	strength of the global economy and the stability of the financial markets;

•	general economic conditions in the countries where we sell our products;

•	seasonality and variability in the computing and communications market and our other end-markets;

•	the timing of our and our competitors’ new product introductions;

•	product obsolescence;

•	the scheduling, rescheduling and cancellation of large orders by our customers;

•	the cyclical nature of the demand for our customers’ products;

•	our ability to develop new process technologies and achieve volume production at our fabrication facilities;

•	changes in manufacturing yields;

•	adverse movements in exchange rates, interest rates or tax rates; and

•	the availability of adequate supply commitments from our outside suppliers or subcontractors.

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

Our directors, executive officers and our affiliate, LSC, beneficially own approximately 27% of our outstanding Common Stock, including options to purchase shares of our Common Stock that are exercisable within 60 days of December 31, 2011. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our Common Stock.

LSC, our largest stockholder, owns approximately 18% (approximately 8 million shares) of our Common Stock. Some of our directors and executive officers may have potential conflicts of interest because of their positions with LSC or their ownership of LSC common stock. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and Lite-On Technology Corporation. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a member of the Board of Directors of Lite-On Technology Corporation. L.P. Hsu, a member of the Board of Directors since 2007, serves as a consultant to Lite-On Technology Corporation. Several of our directors and executive officers own LSC common stock and hold options to purchase LSC common stock. Service on our Board of Directors and as a director or officer of LSC, or ownership of LSC common stock by our directors and executive officers, could create, or appear to create, actual or potential conflicts of interest when directors and officers are faced with decisions that could have different implications for LSC and us. For example, potential conflicts could arise in connection with decisions involving the Common Stock owned by LSC, or under the other agreements we may enter into with LSC. In 2011, 2010 and 2009, LSC accounted for less than 1%, 1% and 2%, respectively, of our net sales. Also, in 2011, 2010 and 2009, approximately 5%, 7% and 6%, respectively, of our net sales were from products manufactured by LSC, making LSC our largest external supplier of discrete semiconductor products.

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

We, from time to time, may utilize non-cash tender offers, debt equity swaps or equity exchanges in accordance with the guidance and rules promulgated by the United States Securities and Exchange Commission to consummate our business activities. Such means to consummate our business activities will likely involve issuance of our Common Stock in large quantities and will subsequently dilute the ownership interest of existing stockholders, including stockholders who previously received shares of our Common Stock in such transactions. Any sales in the public market of the newly issued Common Stock could adversely affect prevailing market prices of our Common Stock. In addition, utilizing non-cash tender offers, debt equity swaps or equity exchanges may encourage short selling because such utilization could depress the price of our Common Stock.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our primary physical properties at December 31, 2011 were as follows:

Primary use	Location	Lease Expiration	Year Purchased	Sq. Ft.
Regional sales office	Shanghai, China		2010	7,000
Regional sales office	Shenzhen, China	April 2012		5,000
Manufacturing facility/Logistics	Shanghai, China	February 2012		145,000
Manufacturing facility/Logistics	Shanghai, China	March 2012		112,000
Headquarters/R&D center	Plano, Texas		2010	42,000
Sales/Administrative office	Westlake Village, California	September 2012		1,800
Sales office/R&D center	San Jose, California	July 2013		4,100
Regional sales office	Amherst, New Hampshire	Monthly		1,000
Regional sales office	Great River, New York	December 2013		2,000
Regional sales office	Beauzelle, France	February 2012		1,000
Manufacturing facility/R&D center	Lee’s Summit, Missouri	June 2013		70,000
Regional sales office	Gyeonggi-do, Korea	December 2012		1,700
R&D center	Hsinchu, Taiwan	November 2012		25,500
Warehouse	Taipei, Taiwan		1987	12,000
Sales/Administrative/Logistics	Taipei, Taiwan		2006	35,500
Regional sales office	Munich, Germany	July 2016		6,300
Manufacturing facility/R&D center	Manchester, England		1998	75,000
Administrative/Logistics	Manchester, England		2004	81,000
Manufacturing facility	Neuhaus, Germany		1996	52,500
Manufacturing facility	Chengdu, China	October 2012		24,500
Vacant land	Plano, Texas		2008	16 acres
Manufacturing facility/Logistics	Chengdu, China	May 2061		32 acres

We believe our current facilities are adequate for the foreseeable future.

Item 3.	Legal Proceedings

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company is not currently a party to any pending litigation.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market (“NasdaqGS”) under the symbol “DIOD.” In July 2000, November 2003, December 2005 and July 2007, we effected 50% stock dividends in the form of three-for-two stock splits. The following table shows the range of high and low closing sales prices per share for our Common Stock for each fiscal quarter from January 1, 2010 as reported by NasdaqGS.

Calendar Quarter Ended	Closing Sales Price of Common Stock
	High	Low
First quarter 2012 (through February 22, 2012)	$27.29	$21.29

Fourth quarter 2011	24.18	16.97
Third quarter 2011	26.94	17.57
Second quarter 2011	34.22	22.98
First quarter 2011	34.06	24.95

Fourth quarter 2010	27.90	17.10
Third quarter 2010	19.60	14.61
Second quarter 2010	24.68	15.87
First quarter 2010	23.09	16.68

Holders and Recent Stock Price

On February 22, 2012, the closing sales price of our Common Stock as reported by NasdaqGS was $25.18, and there were approximately 450 holders of record of our Common Stock.

Dividends

We have never declared or paid cash dividends on our Common Stock, and currently do not intend to pay dividends in the foreseeable future as we intend to retain any earnings for use in our business. Our credit agreement with Bank of America permits us to pay dividends to our stockholders so long as we are not in default and are in continuing operation at the time of such dividend. The payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions. We have never repurchased our shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding the Company’s equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company’s 2012 definitive proxy statement into Item 12 of Part III of this Annual report.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2011. The graph is not necessarily indicative of future price performance.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

		2006	2007	2008	2009	2010	2011
Diodes Incorporated	Return %		27.13	-79.85	236.78	32.24	-21.09
	Cum $	100.00	127.13	25.62	86.29	114.11	90.04
NASDAQ Industrials Index	Return %		4.88	-44.84	-4.42	38.40	0.31
	Cum $	100.00	104.88	57.85	55.29	76.53	76.76
NASDAQ Composite-Total Returns	Return %		10.65	-39.98	45.36	18.16	-0.79
	Cum $	100.00	110.65	66.42	96.54	114.07	113.17

Source: Data provided by Zacks Investment Research, Inc., copyright 2012. Used with permission. All rights reserved.

The graph assumes $100 invested on December 31, 2006 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the stock of companies in the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

Issuer Purchases of Equity Securities

There have been no repurchases of our Common Stock during the fourth quarter of 2011.

Item 6.	Selected Financial Data

The following selected consolidated financial data for the fiscal years ended December 31, 2011 through 2007 is qualified in its entirety by, and should be read in conjunction with, the other information and consolidated financial statements, including the notes thereto, appearing elsewhere herein. Certain amounts as presented in the accompanying consolidated financial statements have been reclassified to conform to 2011 financial statement presentation.

(In thousands, except per share data)	Years ended December 31,
Statement of Income Data	2011	2010	2009	2008	2007
Net sales	$635,251	$612,886	$434,357	$432,785	$401,159
Gross profit	193,697	224,869	121,207	132,528	130,379
Selling, general and administrative	89,974	88,784	70,396	68,373	55,127
Research and development	27,231	26,584	23,757	21,882	12,955
Amortization of acquisition-related intangible assets	4,503	4,425	4,665	3,706	836
In-process research and development	—	—	—	7,865	—
Restructuring	—	—	(440)	4,089	1,061
Other	—	144	—	—	—
Total operating expenses	121,708	119,937	98,378	105,915	69,979
Income from operations	71,989	104,932	22,829	26,613	60,400
Interest income	1,024	2,842	4,871	11,991	18,117
Interest expense	(3,139)	(5,229)	(7,471)	(9,044)	(6,511)
Amortization of debt discount	(6,032)	(7,656)	(8,302)	(10,690)	(9,996)
Other income (expense)	(178)	3,214	(777)	9,501	(225)
Income before income taxes and noncontrolling interest	63,664	98,103	11,150	28,371	61,785
Income tax provision (benefit)	10,157	17,839	1,302	(2,158)	5,655
Net income	53,507	80,264	9,848	30,529	56,130
Less: net income attributable to noncontrolling interest	(2,770)	(3,531)	(2,335)	(2,290)	(2,376)
Net income attributable to common stockholders	50,737	76,733	7,513	28,239	53,754

Earnings per share attributable to common stockholders: (1)
Basic	$1.12	$1.74	$0.18	$0.69	$1.36
Diluted	$1.09	$1.68	$0.17	$0.66	$1.27

Number of shares used in computation: (1)
Basic	45,202	44,146	42,237	40,709	39,601
Diluted	46,713	45,546	43,449	42,638	42,331

	As of December 31,
Balance Sheet Data	2011	2010	2009	2008	2007
Total assets	$793,064	$846,550	$1,021,898	$890,712	$701,911
Working capital	317,087	289,387	354,309	209,565	451,801
Long-term debt, net of current portion	2,857	3,393	124,797	372,597	189,794
Total Diodes Incorporated stockholders’ equity	633,760	541,444	440,634	390,159	396,931

(1)	Adjusted for the effect of 3-for-2 stock split in July 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management’s view of the financial condition, results of operations and cash flows of Diodes Incorporated and its subsidiaries (collectively, “the Company,” “our Company,” “we,” “our,” “ours,” or “us”) and should be read together with the consolidated financial statements and the notes to consolidated financial statements included elsewhere in this Form 10-K.

The following discussion contains forward-looking statements and information relating to our Company. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in Part I, Item 1A.”Risk Factors,” as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Given these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact.

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

Highlights for the Year Ended December 31, 2011

•	Net sales for 2011 was a record $635 million, an increase of 4% from the $613 million in 2010;
•	Gross profit for 2011 was $194 million, or 30% of net sales, a decrease of 14% from the $225 million, or 37% of net sales, in 2010;
•	Net income attributable to common stockholders for 2011 was $51 million, or $1.08 per diluted share, a decrease of 34% from the $77 million, or $1.68 per diluted share, in 2010;
•	Cash flow from operations for 2011 was $62 million, a decrease of 47% from the $118 million in 2010; and
•	In December 2011, we fully redeemed our $230 million of convertible senior notes due 2026.

Business Outlook

For 2012, we intend to enhance our position as a leading global manufacturer and supplier of high-quality semiconductor products, and to continue expanding key product lines, such as power management, super barrier rectifier (SBR®), MOSFETs and logic products, while continuing to develop innovative packaging technology capability. We expect our business to continue to benefit from increasing demand in China, as we consider the China market a major growth driver for our business. We expect revenue for the first quarter of 2012 to be better than the normal seasonal pattern, although the first quarter is typically a seasonally down quarter, due to improved distributor order rates in North America and Europe as well as ramping of new projects for our products used in smartphones and tablets.

The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and end-user consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the recent volatility in the global economy and the equity and credit markets as we continue to execute on the strategy that has proven successful for us over the years. See “Risk Factors—The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our revenues, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Overview of 2011

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

During the third quarter of 2011, we continued to see broad weakness across global markets that began in May and accelerated throughout the third quarter. Despite this softness, we were able to execute our strategy of gaining market share by shifting our product mix to lower margin products to best utilize our installed capacity, and we grew our nine month revenue 10% over the prior year period. We continued to drive manufacturing productivity improvements at our China packaging facilities to maximize the utilization of our operators and equipment. We used excess capacity to build finished goods inventory in preparation for a three day shut-down for the China National Holiday, which occurred during the first week in October. In response to these market conditions, during the third quarter, we implemented cost reduction actions that included the delay of capital investments, hiring freezes, a reduction in factory overtime, as well as temporary reductions on travel.

During the fourth quarter of 2011, the broad weakness that began in May and throughout the third quarter, continued to impact all of our market segments. However, past design win momentum and new product initiatives enabled further market share gains. Although productivity and manufacturing efficiencies in our Shanghai facility recovered to prior levels, gross margin continued to be negatively impacted by the effects of the market softness including increased pricing pressure, continued sales of lower margin commodity products and less than maximum utilization of manufacturing capacity, despite the increase in our finished goods inventory in advance of the Chinese New Year.

Factors Relevant to Our Results of Operations

In 2011, the following factors affected, and, we believe, will continue to affect, our results of operations:

•

We have experienced pressure from our customers and competitors to reduce the selling price for our standard products, and we expect future improvements in net income to result primarily from increases in sales volume and improvements in product mix as well as manufacturing cost reductions in order to offset any reduced average selling prices (“ASP”) of our products. See “Risk Factors—We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins” in Part I, Item 1A of this Annual Report for additional information.

•

For the years ended December 31, 2011, 2010 and 2009, our original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for 47%, 46% and 53% of net sales, respectively, while our global network of distributors accounted for 53%, 54% and 47% of net sales, respectively.

•

Our gross profit margin was 30% in 2011, compared to 37% in 2010 and 28% in 2009. Our gross profit margin decreased in 2011 primarily due to increased pricing pressure and the decline in business in North America and Europe, where our gross margins are typically higher than Asia. Our target rate is 35% as we strive to improve our gross margins in support of our profitable growth strategy. Future gross profit margins will depend primarily on our product mix, manufacturing cost savings, and the demand for our products.

•

For 2011, the percentage of our net sales derived from our Asian subsidiaries was 75%, compared to 73% in 2010 and 77% in 2009. In addition, Europe accounted for approximately 13%, 12% and 10% of our net sales in 2011, 2010 and 2009, respectively. At the end of the 2011, business in North America and Europe was weak and therefore, when they recover, we expect our net sales to the Asian market to decrease from fourth quarter levels as a percentage of our total net sales.

•

As of December 31, 2011, we had invested approximately $348 million in our manufacturing facilities in China. During 2011, we invested approximately $64 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

•

For 2011, our capital expenditures, excluding capital expenditures related to our joint venture in Chengdu, China, were approximately 10% of our net sales, which is at the lower end of our historical 10% to 12% of net sales model as we delayed capital investments in the third and fourth quarters in response to market conditions. For 2012, we expect capital expenditures, excluding Chengdu building expenditures, to be in their normal range of 10% to 12% of net sales.

•	Our investment in research and development remained relatively the same at $27 million in 2010 and 2011. In 2011, research and development expenses were approximately 4% of net sales.

Description of Sales and Expenses

Net sales

The principal factors that have affected or could affect our net sales from period to period are:

•	The condition of the economy in general and of the semiconductor industry in particular,

•	Our customers’ adjustments in their order levels,

•	Changes in our pricing policies or the pricing policies of our competitors or suppliers,

•	The addition or termination of key supplier relationships,

•	The rate of introduction and acceptance by our customers of new products,

•	Our ability to compete effectively with our current and future competitors,

•	Our ability to enter into and renew key corporate and strategic relationships with our customers, vendors and strategic alliances,

•	Changes in foreign currency exchange rates,

•	A major disruption of our information technology infrastructure,

•	Unforeseen catastrophic events, such as armed conflict, terrorism, fires, typhoons and earthquakes, and

•	Any other disruptions, such as labor shortages, unplanned maintenance or other manufacturing problems.

Cost of goods sold

Cost of goods sold includes manufacturing costs for our semiconductors and our wafers. These costs include raw materials used in our manufacturing processes as well as labor costs and overhead expenses. Cost of goods sold is also impacted by yield improvements, capacity utilization and manufacturing efficiencies. In addition, cost of goods sold includes the cost of products that we purchase from other manufacturers and sell to our customers. Cost of goods sold is also affected by inventory obsolescence if our inventory management is not efficient.

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

Research and development expenses

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development expenses are primarily associated with our wafer facilities near Kansas City, Missouri and Manchester, United Kingdom (“U.K.”) and our manufacturing facilities in China, as well as with our engineers in the U.S. and Taiwan. All research and development expenses are expensed as incurred.

Amortization of acquisition- related intangible assets

Amortization of acquisition-related intangible assets consists of amortization of acquisition-related intangible assets, such as developed technologies and customer relationships.

Interest income / expense

Interest income consists of interest earned on our cash and investment balances. Interest expense consists of interest payable on our outstanding credit facilities and other debt instruments including the stated rate on our convertible senior notes with an aggregate principal amount of $230 million due 2026 (the “Notes”), which were retired in 2011.

Amortization of debt discount

Amortization of debt discount consists of non-cash amortization expense related to our Notes. The amortization period ended September 30, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 7 of “Notes to Consolidated Financial Statements” for additional information on our Notes.

Income tax provision

Our global presence requires us to pay income taxes in a number of jurisdictions. See Note11 of “Notes to Consolidated Financial Statements” for additional information.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	000000000	000000000	000000000	000000000	000000000
	Percent of Net sales Year Ended December 31,			Percentage Dollar Increase (Decrease) Year Ended December 31,
	2011	2010	2009	‘10 to ‘11	‘09 to ‘10
Net sales	100%	100%	100%	3%	41%

Cost of goods sold	(70)	(63)	(72)	14	24

Gross profit	30	37	28	(14)	86
Operating expenses (1)	(19)	(20)	(23)	2	22

Income from operations	11	17	5	(31)	360
Interest income	—	1	1	(64)	(42)
Interest expense and amortization of debt discount	(1)	(2)	(4)	(29)	(38)
Other income (expense)	—	1	—	(94)	(514)

Income before taxes and noncontrolling interest	10	17	2	(35)	780
Income tax provision	2	3	—	(44)	1270
Net income	8	14	2	(33)	715
Net income attributable to noncontrolling interest	—	(1)	(1)	(22)	51
Net income attributable to common stockholders	8	13	1	(34)	921

(1)	Operating expenses consists of selling, general and administrative, research and development and amortization of acquisition related intangible assets.

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report (in thousands).

Year 2011 Compared to Year 2010

	2011	2010
Net sales	$635,251	$612,886

Net sales for 2011 increased $22 million to $635 million from $613 million for 2010. The 4% increase in net sales represented an approximately 6% increase in units sold and a 2% decrease in ASP. The revenue increase for 2011 was attributable to increase in demand for our products in Asia and Europe, offset in part by a decline in North America.

The following table sets forth the geographic breakdown of our net sales for the periods indicated based on the country to which the product is billed:

	Net sales for the year		Percentage of
	ended December 31		net sales
	2011	2010	2011	2010
China	$206,965	$187,633	32%	31%
Taiwan	136,129	141,388	21%	23%
U.S.	105,588	134,911	17%	22%
Korea	37,643	35,180	6%	6%
Germany	30,838	31,704	5%	5%
U.K.	30,065	24,337	5%	4%
Singapore	23,492	24,468	4%	4%
All Others	64,531	33,265	10%	5%

Total	$635,251	$612,886	100.0%	100.0%

	0000000000	0000000000
	2011	2010
Cost of goods sold	$441,554	$388,017
Gross profit	$193,697	$224,869
Gross profit margin	30%	37%

Cost of goods sold increased $54 million, or 14%, for 2011 to $442 million, compared to $388 million for 2010. As a percent of sales, cost of goods sold increased from 63% for 2010 to 70% for 2011. Our average unit cost (“AUP”) increased approximately 7%. The increase in cost of goods sold as a percentage of net sales and the increase in AUP was due to lower capacity utilization in our manufacturing operations.

Gross profit for 2011 decreased 14% to $194 million from $225 million for 2010. Gross profit as a percentage of net sales was 30% for 2011, compared to 37% for 2010. The decreased gross margin was primarily due to a weak pricing environment and a shift in product mix to lower margin products in an effort to maintain capacity utilization at our wafer fabrication facilities and Shanghai packaging facilities.

	00000000	00000000
	2011	2010
Selling, general and administrative (“SG&A”)	$89,974	$88,784

SG&A for 2011 increased $1 million, or 1%, to $90 million, compared to $89 million for 2010. SG&A, as a percentage of net sales, was 14% in 2011, compared to 15% in 2010.

	0000000000	0000000000
	2011	2010
Research and development (“R&D”)	$27,231	$26,584

R&D for 2011 remained relativity flat at $27 million, or 4% of net sales, compared to $27 million, or 4% of net sales, for 2010.

	0000000000	0000000000
	2011	2010
Amortization of acquisition-related intangible assets and other	$4,503	$4,569

Amortization of acquisition-related intangibles was approximately $4 million for 2011 and 2010.

	0000000000	0000000000
	2011	2010
Interest income	$1,024	$2,842

Interest income for 2011 decreased to $1 million, compared to $3 million for 2010, due primarily to a decrease in interest income earned on our auction rate securities, which were put back to UBS AG at par value on June 30, 2010 in accordance with the settlement agreement and lower interest earned on cash balances in 2011

	000000000	000000000
	2011	2010
Interest expense	$3,139	$5,229

Interest expense for 2011 was $3 million, compared to $5 million for 2010. The $2 million decrease is due primarily to the reduced interest paid on our “no net cost” loan that was paid off on June 30, 2010 in connection with the settlement agreement with UBS AG and the retirement of our Notes.

	0000000	0000000
	2011	2010
Amortization of debt discount	$6,032	$7,656

Amortization of debt discount for 2011 was approximately $6 million, compared to $8 million for 2010. The $2 million decrease in amortization of debt discount was due primarily to the amortization period on our Notes ending as of September 30, 2011.

	0000000	0000000
	2011	2010
Other income (expense)	$(178)	$3,214

Other expense for 2011 was $0 million, compared to other income of $3 million for 2010. Included in other expense for 2011 was a $1 million loss on securities carried at fair value, partially offset by foreign currency gains. Included in other income for 2010 was a $1.7 million gain on sale of non-core intellectual property for which no intangible assets were recorded and a $1.1 million gain on forgiveness of debt from government subsidies in China.

	0000000	0000000
	2011	2010
Income tax provision	$10,157	$17,839

We recognized income tax expense of $10 million for 2011, resulting in an effective tax rate of 16%, as compared to 18% for 2010. Our effective tax rate compared with the same period last year was lower due to lower income in higher-taxed jurisdictions.

	0000000	0000000
	2011	2010
Noncontrolling interest	$2,770	$3,531

Noncontrolling interest primarily represents the minority investor’s share of the earnings of certain China subsidiaries for 2011 and 2010. The joint venture investments were eliminated in the consolidations of our financial statements, and the activities of our China subsidiaries were included therein. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements, and the activities of these subsidiaries are included therein.

	0000000	0000000
	2011	2010
Net income attributable to common stockholders	$50,737	$76,733

Net income attributable to common stockholders decreased 34% to $51 million (or $1.12 basic earnings per share and $1.09 diluted earnings per share) for 2011, compared to $77 million (or $1.74 basic earnings per share and $1.68 diluted earnings per share) for 2010, due primarily to increased cost of goods sold and decreased gross profit.

Year 2010 Compared to Year 2009

	2010	2009
Net sales	$612,886	$434,357

Net sales for 2010 increased $179 million to $613 million from $434 million for 2009. The 41% increase in net sales represented an approximately 34% increase in units sold and a 5% increase in ASP. The revenue increase for 2010 was attributable to increase in demand for our products in all geographic regions led by North America and Europe.

The following table sets forth the geographic breakdown of our net sales for the periods indicated based on the country to which the product is billed:

	00000000	00000000	00000000	00000000
	Net sales for the year		Percentage of
	ended December 31		net sales
	2010	2009	2010	2009
China	$187,633	$131,914	31%	30%
Taiwan	141,388	122,502	23%	28%
U.S.	134,911	75,185	22%	17%
Korea	35,180	27,223	6%	6%
Germany	31,704	17,926	5%	4%
Singapore	24,468	17,438	4%	4%
U.K.	24,337	14,429	4%	4%
All Others	33,265	27,740	5%	7%

Total	$612,886	$434,357	100%	100%

	2010	2009
Cost of goods sold	$388,017	$313,150
Gross profit	$224,869	$121,207
Gross profit margin	37%	28%

Cost of goods sold increased $75 million, or 24%, for 2010 to $388 million, compared to $313 million for 2009. As a percent of sales, cost of goods sold decreased from 72% for 2009 to 63% for 2010. Our average unit cost (“AUP”) decreased approximately 8%. The decrease in cost of goods sold as a percentage of net sales and the decrease in AUP was due to higher capacity utilization in our manufacturing operations.

Gross profit for 2010 increased 86% to $225 million from $121 million for 2009. Gross profit as a percentage of net sales was 37% for 2010, compared to 28% for 2009. The increased gross margin was primarily due to higher capacity utilization of our manufacturing and wafer fabrication facilities, increased operating efficiencies and improved product mix.

	2010	2009
SG&A	$88,784	$70,396

SG&A for 2010 increased $18 million, or 26%, to $89 million, compared to $70 million for 2009, due primarily to higher sales commissions related to increased sales, as well as to higher employee related costs including incentives and higher general operating costs. SG&A, as a percentage of net sales, was 15% in 2010, compared to 16% in 2009.

	2010	2009
R&D	$26,584	$23,757

R&D for 2010 increased $3 million to $27 million, or 4% of net sales, from $24 million, or 6% of net sales, for 2009. The increase was due primarily to increased personnel costs, engineering supplies and material purchases.

	000,000,00	000,000,00
	2010	2009
Amortization of acquisition-related intangible assets	$4,425	$4,665

Amortization of acquisition-related intangibles was $4 million for 2010 and $5 million for 2009.

	000,000,00	000,000,00
	2010	2009
Interest income	$2,842	$4,871

Interest income for 2010 decreased to $3 million, compared to $5 million for 2009, due primarily to a decrease in interest income earned on our ARS, which were put back to UBS at par value on June 30, 2010 in accordance with the settlement agreement.

	000,000,000	000,000,000
	2010	2009
Interest expense	$5,229	$7,471

Interest expense for 2010 was $5 million, compared to $8 million for 2009. The $2 million decrease is due primarily to the reduced interest paid due to the repurchase and retirement of $96 million par value of Notes since the fourth quarter of 2008 and our “no net cost” loan being paid off on June 30, 2010 in connection with the settlement agreement with UBS.

	000,000,000,00	000,000,000,00
	2010	2009
Amortization of debt discount	$7,656	$8,302

Amortization of debt discount for 2010 was $8 million, compared to $8 million for 2009. The decrease in amortization of debt discount was due primarily to the repurchase and retirement of $96 million par value of Notes since the fourth quarter of 2008.

	000,000,00	000,000,00
	2010	2009
Other income (expense)	$3,214	$(777)

Other income for 2010 was $3 million, compared to other expense of $1 million for 2009. Included in other income for 2010 was a $2 million gain on sale of non-core intellectual property for which no intangible assets were recorded and a $1 million gain on forgiveness of debt from government subsidies in China. Included in other expense for 2009 was foreign currency losses of $5 million, partially offset by a $1 million gain on forgiveness of debt from government subsidies in China and a $1 million gain on extinguishment of debt.

	000,000,00	000,000,00
	2010	2009
Income tax provision	$17,839	$1,302

We recognized income tax expense of $18 million for 2010, resulting in an effective tax rate of 18%, as compared to 12% for 2009. Our effective tax rate compared with the same period last year was higher as it was impacted by additional income in higher-taxed jurisdictions. This was partially offset by provision-to-return adjustments and the non-cash tax benefit from reversing valuation allowances on deferred tax assets from U.S. and U.K. loss carryforwards. In 2009, the effective tax rate was impacted by the non-cash income tax expense of approximately $8 million associated with repatriating earnings of foreign subsidiaries to the U.S. parent. This was partially offset by provision-to-return adjustments recorded in 2009.

	000,000,00	000,000,00
	2010	2009
Noncontrolling interest	$3,531	$2,335

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

Net income attributable to common stockholders increased 928% to $77 million (or $1.74 basic earnings per share and $1.68 diluted earnings per share) for 2010, compared to $8 million (or $0.18 basic earnings per share and $0.17 diluted earnings per share) for 2009, due primarily to increased net sales and improved gross profit.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and borrowings under our credit facilities. As of December 31, 2011, we had a U.S. credit agreement for a $10 million revolving credit facility with $8 million outstanding borrowings, a $10 million uncommitted facility with no outstanding borrowings and foreign credit facilities giving us total borrowing capacity of approximately $47 million of which approximately $3 million had been used for import and export guarantees. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. For 2011, 2010 and 2009, our working capital was $317 million, $289 million, and $354 million, respectively. Our working capital increased in 2011 mainly due to an increase in inventory and prepaid expenses and a decrease in accounts payable, accrued liabilities and income tax payable, partially offset by an increase in lines of credit. Our working capital decreased in 2010 mainly due to our Notes being reclassified from long-term debt to current liabilities, partially offset by an increase in cash, accounts receivables and inventories. We expect cash generated by our U.S. and international operations, together with existing cash, cash equivalents, and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

On February 1, 2012, we amended our credit agreement with Bank of America, N.A. (“Bank of America”) to provide for a term loan in the amount of $40 million, which matures on January 17, 2015. The proceeds may be used for general corporate purposes, potential acquisitions, to finance temporary cash shortages, capital expenditures and to pay fees and expenses in connection therewith. It bears interest at a rate per annum equal to the Eurocurrency Rate (as defined) plus 1.25% per annum. In addition, it is not a revolving credit facility and any amount repaid may not be reborrowed. For a description of this term loan and our amended credit agreement with Bank of America, see “Debt instruments” below.

In October 2006, we issued and sold our Notes, which paid 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year. On September 30, 2011, we repurchased Notes in an aggregate principal amount of approximately $134 million plus accrued and unpaid interest. On December 1, 2011, we repurchased the remaining outstanding Notes in an aggregate principal amount of less than $1 million plus accrued and unpaid interest. As of December 31, 2010, all Notes have been redeemed.

In 2011, 2010 and 2009, our capital expenditures were $83 million, $87 million and $26 million, respectively , which includes $18 million of capital expenditures related to the investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”) for 2011. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the U.S. and office buildings in the U.S. and China. Capital expenditures, excluding capital expenditures related to the investment agreement, for 2011 were approximately 10% of our net sales, which is at the lower end of our historical 10% to 12% of net sales model as we delayed capital investments in the third and fourth quarters in response to market conditions.

During 2010, we announced an investment agreement with the Management Committee of the CDHT. Under this agreement, we have agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for surface mount component production, assembly and test in Chengdu, China. We initially will own at least 95% of the joint venture. The manufacturing facility will be developed in phases over a ten year period, and we expect to contribute at least $48 million to the joint venture in installments during the first three years. The CDHT will grant the joint venture a fifty year land lease, provides temporary facilities for up to three years at a subsidized rent while the joint venture builds the manufacturing facility and provides corporate and employee tax incentives, tax refunds, subsidies and other financial support to the joint venture and its qualified employees. If the joint venture fails to achieve specified levels of investment, the investment agreement allows for a renegotiation as well as the option to repay a portion of such financial support. This is a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2011, we have invested approximately $25 million of which $18 million were for capital expenditures.

Discussion of Cash Flows

Cash and cash equivalents have increased from $242 million at December 31, 2009, to $271 million at December 31, 2010, then decreased to $130 million at December 31, 2011. The increase from 2009 to 2010 was primarily due to net cash provided by operating activities. The decrease during 2011 was primarily due to net cash used in financing activities for the retirement of our Notes.

	Year Ended December 31,
	2011	2010	Change	2010	2009	Change
Net cash provided by operating activities	$61,650	$118,005	$(56,355)	$118,005	$65,527	$52,478
Net cash provided by (used by) investing activities	(98,312)	209,569	(307,881)	209,569	1,860	207,709
Net cash provided by (used by) financing activities	(107,713)	(295,349)	187,636	(295,349)	67,915	(363,264)
Effect of exchange rates on cash and cash equivalents	2,984	(3,277)	6,261	(3,277)	3,155	(6,432)

Net increase in cash and cash equivalents	$(141,391)	$28,948	$(170,339)	$28,948	$138,457	$(109,509)

Operating Activities

Net cash provided by operating activities during 2011 was $62 million, resulting primarily from $54 million of net income in the period, $61 million of depreciation and amortization and $14 million from non-cash share-based compensation, partially offset by a $20 million increase in inventory, a $15 million increase in excess tax benefit from share-based compensation and a $22 million increase in deferred income taxes. Deferred income taxes relate to the retirement of our Notes and are recorded in cash flows from operations while other items related to retirement of the Notes was included in cash flows from financing in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Net cash provided by operating activities was $118 million for 2010 and $66 million for 2009.

Net cash provided by operating activities decreased by $56 million from 2010 to 2011. This decrease resulted primarily from a decrease in net income (from $80 million in 2010 to $54 million in 2011) and increase in tax related items.

Net cash provided by operating activities increased by $53 million from 2009 to 2010. This increase resulted primarily from an increase in net income (from $10 million in 2009 to $80 million in 2010), partially offset by a $30 million increase in inventory.

Investing Activities

Net cash used by investing activities for 2011 was $98 million, resulting primarily from $14 million in purchases of securities and $81 million in capital expenditures.

Net cash provided by investing activities for 2010 was $210 million, resulting primarily from $297 million in proceeds from sale of auction rate securities, offset by $89 million in capital expenditures.

Net cash provided by investing activities for 2009 was $2 million, resulting primarily from $24 million in proceeds from sale of securities, offset by $23 million in capital expenditures.

Financing Activities

Net cash used by financing activities for 2011 was $108 million, resulting primarily from $135 million in repayments short-term debt, which was mainly the retirement of our Notes.

Net cash used by financing activities for 2010 was $295 million, resulting primarily from $303 million in repayments of lines of credit and short-term debt, which was mainly the repayment of our “no net cost” loan.

Net cash provided by financing activities for 2009 was $68 million, resulting primarily from the proceeds of lines of credit and short-term debt of $127 million, mainly from the “no net cost” loan, partially offset by $45 million in repayments of short-term debt and $13 million in repayments of long-term debt.

Debt instruments

On November 25, 2009 we entered into a credit agreement with Bank of America as modified by a certain letter dated as of March 31, 2010, the First Amendment to Credit Agreement dated as of July 16, 2010, the Second Amendment to Credit Agreement dated as of November 24, 2010, the Third Amendment to Credit Agreement dated as of February 4, 2011, the Fourth Amendment to Credit Agreement dated as of November 23, 2011 and the Fifth Amendment to Credit Agreement dated as of February 1, 2012 (collectively the “Credit Agreement”). The Credit Agreement provides for a $10 million revolving credit facility (the “Revolver”) and a $10 million uncommitted facility (the “Uncommitted Facility”).

The Fifth Amendment added an additional borrower, Diodes International B.V. (the “BV Entity”), to the Credit Agreement and provides for an additional term loan in the amount of $40 million (the “Term Loan”). The Term Loan matures on January 17, 2015. The proceeds may be used for general corporate purposes, potential acquisitions, to finance temporary cash shortages, capital expenditures and to pay fees and expenses in connection therewith. The Term Loan will bear interest at a rate per annum equal to the Eurocurrency Rate (as defined) plus 1.25% per annum. On February 1, 2012, the BV Entity drew down the full $40 million of the Term Loan, which is not a revolving credit facility and any amount repaid may not be reborrowed.

The Revolver includes a $2 million sublimit for letters of credit. Both the Revolver and the Uncommitted Facility mature on January 17, 2013. The proceeds under the Revolver and the Uncommitted Facility may be used for general corporate purposes, to finance temporary cash shortages and to minimize taxes associated with moving cash between countries. As of December 31, 2011, there was $8 million outstanding under the Revolver or the Uncommitted Facility.

Under the Revolver, as amended by the Fifth Amendment, we may borrow through Base Rate Committed Loans in United States Dollars (“USD”), or through Eurocurrency Rate Committed Loans in USD, Euros or British Pounds Sterling. Base Rate Committed Loans bear interest on the outstanding principal amount from the applicable borrowing date at a rate per annum equal to the Federal Funds Rate plus one half of one percent (0.50%) per annum. Eurocurrency Rate Committed Loans allow for interest on the outstanding principal amount to be based on the LIBOR 1, 2 or 3 Month Fixed Rate plus three percent (2.5%) per annum.

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

Any borrowing and obligations under the Revolver or under the Uncommitted Facility is secured by accounts, chattel paper, deposit accounts and inventory, and all dividends, distributions, and income attributable to proceeds, products, additions to, substitutions, replacements and supporting obligations for, model conversions, and accessions of the foregoing, of us and of certain of our subsidiaries. Certain subsidiaries of ours also guaranty any borrowing and obligations and pledge their interests to Bank of America in certain subsidiary stock owned by such subsidiary guarantors. In addition, as amended by the Fifth Amendment, 65% of our interests in the BV Entity have been pledged as security for all obligations under the Credit Agreement.

The Credit Agreement contains, as amended by the Fifth Amendment, certain restrictive and financial covenants, including, but not limited to, us maintaining on a consolidated basis a Quick Ratio of not less than 1.50 to 1.0, and Interest Coverage Ratio to be at least 3.0 to 1.0 and a Funded Debt to EBITDA Ratio not to exceed 2.5 to 1.0.

As of December 31, 2011, our U.S., Asia and Europe subsidiaries have available lines of credit of up to an aggregate of approximately $67 million, with several financial institutions. These lines of credit, except for one Taiwanese credit facility, are collateralized by each subsidiary’s premises, are unsecured, uncommitted and, in some instances, may be repayable on demand. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2011, there was $8 million outstanding on these lines of credit, and the interest rates ranged from 2.2% to 4.6%. See Note 10 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

Contractual Obligations

The following table represents our contractual obligations as of December 31, 2011:

	Payments due by period (in thousands)
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$3,265	$408	$687	$596	$1,574
Capital leases	1,535	381	678	476	—
Operating leases	11,180	5,488	5,304	299	89
Defined benefit obligations	8,683	2,424	4,848	1,411	—
Purchase obligations	15,840	15,840	—	—	—
Other obligations (1)	22,800	22,800	—	—	—

Total obligations	$63,303	$47,341	$11,517	$2,782	$1,663

(1)	See “Other Commitments” in Note 16 of “Notes to Consolidated Financial Statements” for additional information.

Tax liabilities are not included in the above contractual obligations as we cannot make reasonable estimates of the amount and period in which those tax liabilities would be paid. See “Accounting for income taxes” below and Note 11 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, which are based upon historical experiences, market trends and financial forecasts and projections, and upon various other assumptions that management believes to be reasonable under the circumstances at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

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

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. Deferred tax accounting requires that we evaluate net deferred tax assets by jurisdiction to determine if these assets will more likely than not be realized. This analysis requires considerable judgment and is subject to change to reflect future events and changes in the tax laws.

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained based on its technical merits in a tax examination, using the presumption the tax authority has full knowledge of all relevant facts regarding the position. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on ultimate settlement with the tax authority. For tax positions not meeting the more likely than not test, no tax benefit is recorded.

Goodwill and long-lived assets

Goodwill is tested for impairment on an annual basis, on October 1, and between annual tests if indicators of potential impairment exist. For 2011, we elected to early adopt Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 simplified goodwill impairment testing by allowing us to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. We are required to perform step one and calculate the fair value of its reporting units only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying value (that is, a likelihood of more than 50 percent). The qualitative analysis, which we refer to as step zero, was performed and we considered all relevant factors specific to its reporting units. Some factors considered in step zero were macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit and other relevant entity-specific events. Our conclusion of step zero was that goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business).

For all years prior to 2011, the fair value of the reporting units was calculated using the income approach and the market approach. Under the income approach, the fair value of the reporting units was calculated by estimating the present value of associated future cash flows. Under the market approach, the fair value was calculated using the guideline public company method and the mergers and acquisitions method. No impairment of goodwill has been identified during any of the periods presented.

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

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates, primarily in Asia and Europe. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have a material adverse impact upon our financial results. Certain of our assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar and the British Pound Sterling and, to a lesser extent, the Japanese Yen, the Euro and the Hong Kong dollar. In the future, we may enter into hedging arrangements designed to mitigate foreign currency fluctuations. See “Risk Factors —We are subject to foreign currency risk as a result of our international operations.” in Part I, Item 1A of this Annual Report for additional information.

Effect on Reporting Income

Certain of our subsidiaries’ have a functional currency that differs from the currencies in which some of their expenses are denominated. Our income and expenses are based on a mix of currencies and a decline in one currency relative to the other currencies could adversely affect our results of operations. Furthermore, our results of operations are reported in U.S. dollars, which is our reporting currency. In the event the U.S. dollar weakens against a foreign currency, we will experience a currency transaction loss, which could adversely affect our results of operations. If a foreign currency were to weaken (or strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain (or loss) of less than $1 million per quarter.

Foreign Currency Transaction Risk

We also are subject to foreign currency risk arising from intercompany transactions that are expected to be settled in cash in the near term where the cash balances are held in denominations other than our subsidiaries’ functional currency. If exchange rates weaken against the functional currency, we would incur a remeasurement gain in the value of the cash balances, and if the exchange rates strengthen against the functional currency, we would incur a remeasurement loss in the value of the cash balances, assuming the net monetary asset balances remained constant. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of transaction, the size and currencies of the net monetary assets and the changes in the exchange rates associated with these currencies. If the Chinese Yuan, the Taiwanese dollar, the Euro and the British Pound Sterling were to weaken (or strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain (or loss) of less than $1 million. Net foreign exchange transaction gains (or losses) are included in other income and expense.

Foreign Currency Translation Risk

When our foreign subsidiaries’ books are maintained in their functional currency, fluctuations in foreign currencies impact the amount of total assets and liabilities that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars for reporting purposes. All elements of the subsidiaries’ financial statements, except for stockholders’ equity accounts, are translated using a currency exchange rate. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Income and expense accounts denominated in foreign currencies are translated at the weighted–average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets, which are accumulated in this account until sale or liquidation of the foreign entity investment, at which time they are reported as adjustments to the gain or loss on sale of investment.

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

As of December 31, 2011, the plan was underfunded and a liability of approximately $14 million was reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $5 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of less than $1 million. The weighted–average discount rate assumption used to determine benefit obligations as of December 31, 2011 was 5.1%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce annual benefit cost by less than $1 million. A 0.2% increase/(decrease) in the discount rate used to calculate the year–end projected benefit obligation would increase/(decrease) the year–end projected benefit obligation by approximately $4 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net period benefit cost by approximately $1 million. The asset value of the defined benefit plan has been volatile in recent years due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors—Due to the recent fluctuations in the United Kingdom’s equity markets and bond markets, changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Interest Rate Risk

We have credit facilities with financial institutions in the U.S., Asia and Europe as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As a matter of policy, we do not enter into derivative transactions for speculative purposes. As of December 31, 2011, our outstanding principal debt under our interest-bearing credit agreements was $8 million and $3 million used for import and export guarantees. Based on an increase or decrease in interest rates by 1.0% for the year on our credit facilities, our annual interest rate expense would increase or decrease by less than $1 million.

Political Risk

We have a significant portion of our assets in mainland China, Taiwan and the U.K. The possibility of political conflict between the any of these countries or with the U.S. could have a material adverse impact upon our ability to transact business through these important business channels and to generate profits. See “Risk Factors”—Risks Related to our International Operations” in Part I, Item 1A of this Annual Report for additional information.

Inflation Risk

Inflation did not have a material effect on net sales or net income in fiscal year 2011. A significant increase in inflation could affect future performance.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the section entitled “Proposal One—Election of Directors” contained in the definitive proxy statement of the Company to be filed pursuant to Regulation 14A within 120 days after the Company’s fiscal year end of December 31, 2011, for its annual stockholders’ meeting for 2012 (the “Proxy Statement”).

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

The information concerning executive compensation is incorporated herein by reference from the section entitled “Proposal One— Election of Directors” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the section entitled “General Information—Security Ownership of Certain Beneficial Owners and Management” and “Proposal One—Election of Directors” contained in the Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information concerning certain relationships, related transactions and director independence is incorporated herein by reference from the section entitled “Proposal One—Election of Directors – Certain Relationships, Related Transactions and Director Independence” and “Proposal One – Elections of Directors” contained in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information concerning the Company’s principal accountant’s fees and services is incorporated herein by reference from the section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

Page
(1) Financial statements:

Report of Independent Registered Public Accounting Firm	48

Consolidated Balance Sheets at December 31, 2011, and 2010	49 to 50

Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009	51

Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010 and 2009	52

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	53 to 54

Notes to Consolidated Financial Statements	55 to 82

(2) Schedules:

None

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and note thereto.

(b)	Exhibits

The exhibits listed on the Index to Exhibits are filed as exhibits or incorporated by reference to this Annual Report.

(c)	Financial Statements of Unconsolidated Subsidiaries and Affiliates

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Diodes Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Diodes Incorporated and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams, LLP

Los Angeles, California

February 28, 2012

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
December 31,	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$129,510	$270,901
Accounts receivable, net	132,408	129,207
Inventories	140,337	120,689
Deferred income taxes, current	5,450	8,276
Prepaid expenses and other	19,093	11,679

Total current assets	426,798	540,752

PROPERTY, PLANT AND EQUIPMENT, net	225,393	200,745

DEFERRED INCOME TAXES, non-current	26,863	1,574
OTHER ASSETS
Goodwill	67,818	68,949
Intangible assets, net	24,197	28,770
Other	21,995	5,760

Total assets	$793,064	$846,550

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Amounts in thousands, except share data)
December 31,	2011	2010
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Lines of credit and short-term debt	$8,000	$—
Accounts payable	66,063	70,057
Accrued liabilities	30,793	37,635
Income tax payable	4,855	15,412
Convertible senior notes	—	128,261

Total current liabilities	109,711	251,365

LONG-TERM DEBT, net of current portion
Long-term borrowings	2,857	3,393

CAPITAL LEASE OBLIGATIONS, net of current portion	1,082	1,380
OTHER LONG-TERM LIABILITIES	30,699	37,520

Total liabilities	144,349	293,658

COMMITMENTS AND CONTINGENCIES

EQUITY
Diodes Incorporated stockholders’ equity

Preferred stock—par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock—par value $0.666 2/3 per share; 70,000,000 shares authorized; 45,432,252 and 44,662,796 issued and outstanding at December 31, 2011 and December 31, 2010, respectively	30,423	29,775
Additional paid-in capital	263,455	231,842
Retained earnings	375,644	324,907
Accumulated other comprehensive loss	(35,762)	(45,080)

Total Diodes Incorporated stockholders’ equity	633,760	541,444
Noncontrolling interest	14,955	11,448

Total equity	648,715	552,892

Total liabilities and equity	$793,064	$846,550

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)
Years ended December 31,	2011	2010	2009
NET SALES	$635,251	$612,886	$434,357

COST OF GOODS SOLD	441,554	388,017	313,150

Gross profit	193,697	224,869	121,207

OPERATING EXPENSES
Selling, general and administrative	89,974	88,784	70,396
Research and development	27,231	26,584	23,757
Amortization of acquisition related intangible assets and other	4,503	4,569	4,225

Total operating expenses	121,708	119,937	98,378

Income from operations	71,989	104,932	22,829

OTHER INCOME (EXPENSES)
Interest income	1,024	2,842	4,871
Interest expense	(3,139)	(5,229)	(7,471)
Amortization of debt discount	(6,032)	(7,656)	(8,302)
Other	(178)	3,214	(777)

Total other income (expenses)	(8,325)	(6,829)	(11,679)

Income before income taxes and noncontrolling interest	63,664	98,103	11,150

INCOME TAX PROVISION	10,157	17,839	1,302

NET INCOME	53,507	80,264	9,848

Less: NET INCOME attributable to noncontrolling interest	(2,770)	(3,531)	(2,335)

NET INCOME attributable to common stockholders	$50,737	$76,733	$7,513

EARNINGS PER SHARE attributable to common stockholders
Basic	$1.12	$1.74	$0.18

Diluted	$1.09	$1.68	$0.17

Number of shares used in computation
Basic	45,202	44,146	42,237

Diluted	46,713	45,546	43,449

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)
Years ended December 31, 2009, 2010 and 2011
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated Stockholders’	Noncontrolling
	Shares	Amount	capital	earnings	gain (loss)	equity	interest	Total equity
BALANCE, December 31, 2008	41,379	$27,586	$170,351	$240,661	$(48,439)	$390,159	$9,453	$399,612

Comprehensive income, net of tax:
Net income	—	—	—	7,513		7,513	2,335	9,848
Translation adjustment	—	—	—	—	7,963	7,963	—	7,963
Unrealized loss on defined benefit plan	—	—	—	—	(12,346)	(12,346)	—	(12,346)
Foreign currency loss on forward contracts	—	—	—	—	4,511	4,511	—	4,511

Total comprehensive loss						7,641	2,335	9,976
Dividend to noncontrolling interest	—	—	—	—	—	—	(1,498)	(1,498)
Common stock issued for share-based plans	521	348	1,190	—	—	1,538	—	1,538
Common stock issued for repayment of debt	1,829	1,219	30,218	—	—	31,437	—	31,437
Convertible senior notes	—	—	(1,077)	—	—	(1,077)	—	(1,077)
Share-based compensation	—	—	10,936	—	—	10,936	—	10,936

BALANCE, December 31, 2009	43,729	$29,153	$211,618	$248,174	$(48,311)	$440,634	$10,290	$450,924

Comprehensive income, net of tax:
Net income	—	—	—	76,733	—	76,733	3,531	80,264
Translation adjustment	—	—	—	—	(1,519)	(1,519)	—	(1,519)
Unrealized gain on defined benefit plan	—	—	—	—	4,750	4,750	—	4,750

Total comprehensive income						79,964	3,531	83,495
Dividend to noncontrolling interest	—	—	—	—	—	—	(2,373)	(2,373)
Common stock issued for share-based plans	934	622	4,157	—	—	4,779	—	4,779
Excess tax benefit from share-based compensation	—	—	3,073	—	—	3,073	—	3,073
Convertible senior notes	—	—	(57)	—	—	(57)	—	(57)
Share-based compensation	—	—	13,051	—	—	13,051	—	13,051

BALANCE, December 31, 2010	44,663	$29,775	$231,842	$324,907	$(45,080)	$541,444	$11,448	$552,892

Comprehensive income, net of tax:
Net income	—	—	—	50,737	—	50,737	2,770	53,507
Translation adjustment	—	—	—	—	(690)	(690)	—	(690)
Unrealized gain on defined benefit plan	—	—	—		10,008	10,008	—	10,008

Total comprehensive income						60,055	2,770	62,825
Acquisition of noncontrolling interest	—	—	—	—	—	—	737	737
Common stock issued for share-based plans	769	648	2,886	—	—	3,534	—	3,534
Excess tax benefit from share-based compensation	—	—	15,024	—	—	15,024	—	15,024
Share-based compensation	—		13,703	—	—	13,703	—	13,703

BALANCE, December 31, 2011	45,432	$30,423	$263,455	$375,644	$(35,762)	$633,760	$14,955	$648,715

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
Years ended December 31,	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,507	$80,264	$9,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,927	47,365	42,507
Amortization of intangibles	4,511	4,431	4,665
Amortization of convertible senior notes issuance costs	412	549	648
Amortization of discount on convertible senior notes	6,032	7,656	8,302
Share-based compensation	13,703	13,051	10,936
Excess tax benefit from share-based compensation	(15,024)	(3,073)	—
Loss (gain) on disposal of property, plant and equipment	31	(1,665)	67
Gain from extinguishment of debt	—	—	(1,164)
Deferred income taxes	(21,916)	(4,040)	(9,230)
Other	742	(464)	—
Changes in operating assets:
Accounts receivable	(4,406)	(23,604)	(26,758)
Inventories	(20,187)	(30,388)	12,340
Prepaid expenses and other current assets	(7,483)	(2,290)	3,298
Changes in operating liabilities:
Accounts payable	(3,584)	7,032	14,414
Accrued liabilities	(8,513)	8,022	(4,955)
Other liabilities	3,069	2,445	(210)
Income taxes payable	3,829	12,714	819

Net cash provided by operating activities	61,650	118,005	65,527

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equity securities	(14,117)	—	—
Proceeds from sale of debt securities	—	296,600	24,025
Purchases of property, plant and equipment	(80,941)	(88,809)	(22,477)
Proceeds from sales of property, plant and equipment	40	2,163	342
Other	(3,294)	(385)	(30)

Net cash provided by (used by) investing activities	(98,312)	209,569	1,860

CASH FLOWS FROM FINANCING ACTIVITIES
Advance on lines of credit and short term debt	8,000	3,762	126,563
Repayments on lines of credit and short-term debt	—	(303,192)	(45,084)
Net proceeds from the issuance of common stock	3,526	4,818	1,702
Excess tax benefit from share-based compensation	15,024	3,073	—
Dividend to noncontrolling interest	—	(2,373)	(1,498)
Repayments of long-term debt	(134,706)	(1,165)	(13,387)
Repayments of capital lease obligations	(285)	(268)	(381)
Other	728	(4)	—

Net cash provided by (used by) financing activities	(107,713)	(295,349)	67,915

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,984	(3,277)	3,155

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(141,391)	28,948	138,457

CASH AND CASH EQUIVALENTS, beginning of year	270,901	241,953	103,496

CASH AND CASH EQUIVALENTS, end of year	$129,510	$270,901	$241,953

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)
Years ended December 31,	2011	2010	2009
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$3,322	$4,638	$10,518

Income taxes	$12,118	$9,617	$4,866

Non-cash activities:
Property, plant and equipment purchased on accounts payable	$(1,934)	$2,229	$(3,291)

Fair value of common stock issued for repayment of long-term debt	$—	$—	$(31,437)

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 1—SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – Diodes Incorporated and its subsidiaries (collectively, the “Company”) is a leading global manufacturer and supplier of high-quality, application specific standard products within the broad discrete, logic and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets. These products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices including LED drivers, DC-DC switching and linear voltage regulators and voltage references along with special function devices including USB power switches, load switches, voltage supervisors and motor controllers. The products are sold primarily throughout Asia, North America and Europe.

Principles of consolidation – The consolidated financial statements include the accounts of Diodes Incorporated, its wholly-owned subsidiaries and its controlled majority-owned subsidiaries. The Company accounts for equity investments in companies over which it has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method, and it records its proportionate share of income or losses in interest and other, net in the consolidated statements of income. All significant intercompany balances and transactions have been eliminated.

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

Certain customers have limited rights of return and/or are entitled to price adjustments on products held in their inventory or upon sale to their end customers. The Company reduces net sales in the period of sale for estimates of product returns, distributor price adjustments and other allowances. The Company’s reserve estimates are based upon historical data as well as projections of sales, distributor inventories, price adjustments, average selling prices and market conditions. Actual returns and adjustments could be significantly different from the Company’s estimates and provisions.

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

Ship and debit reserves are recorded as a reduction to net sales with a corresponding reduction to accounts receivable. Stock rotation reserves are recorded as a reduction to net sales with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. Price protection reserves are recorded as a reduction to net sales with a corresponding increase in accrued liabilities. Revenue is reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $34 million, $32 million and $18 million in 2011, 2010 and 2009, respectively.

Product warranty – The Company generally warrants its products for a period of one year from the date of sale. Historically, warranty expense has not been material.

Cash and cash equivalents – The Company considers all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions.

Allowance for doubtful accounts – The Company evaluates the collectability of its accounts receivable based upon a combination of factors, including the current business environment and historical experience. If the Company is aware of a customer’s inability to meet its financial obligations, it records an allowance to reduce the receivable to the amount it reasonably believes will be collected from the customer. For all other customers, the Company records an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of a valuation allowances, which were approximately $2 million, $1 million and $1 million in 2011, 2010 and 2009, respectively.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

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

Property, plant and equipment – Purchased property, plant and equipment is recorded at historical cost and acquired property, plant and equipment is recorded at fair value on the date of acquisition. Property, plant and equipment is depreciated using straight-line methods over the estimated useful lives, which range from 20 to 55 years for buildings and 3 to 10 years for machinery and equipment. The estimated lives of leasehold improvements range from 3 to 5 years, and are amortized over the shorter of the remaining lease term or their estimated useful lives.

Goodwill and other intangible assets – Goodwill is tested for impairment on an annual basis, on October 1, and between annual tests if indicators of potential impairment exist. For 2011, the Company elected to early adopt Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 simplified goodwill impairment testing by allowing the Company to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. The Company is required to perform step one and calculate the fair value of its reporting units only if the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying value (that is, a likelihood of more than 50%). The qualitative analysis, which we refer to as step zero, was performed and the Company considered all relevant factors specific to its reporting units. Some factors considered in step zero were macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit and other relevant entity-specific events. The Company’s conclusion of step zero was that goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business).

For all years prior to 2011, the fair value of the reporting units was calculated using the income approach and the market approach. Under the income approach, the fair value of the reporting units was calculated by estimating the present value of associated future cash flows. Under the market approach, the fair value was calculated using the guideline public company method and the mergers and acquisitions method. No impairment of goodwill has been identified during any of the periods presented.

Impairment of long-lived assets – The Company’s long-lived assets are reviewed at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2011, the Company expects the remaining carrying value of assets to be recoverable. No impairment of long-lived assets has been identified during any of the periods presented. The weighted average amortization period for amortizable intangible assets is approximately 7 years.

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

Research and development costs – Research and development costs are expensed as incurred.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Shipping and handling costs – Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were $6 million, $5 million and $3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Concentration of credit risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade accounts receivable. Credit risk is limited by the dispersion of the Company’s customers over various geographic areas, operating primarily in electronics manufacturing and distribution. The Company performs on-going credit evaluations of its customers, and generally requires no collateral. Historically, credit losses have not been significant.

The Company currently maintains substantially all of its day-to-day cash balances with major financial institutions. Cash balances are usually in excess of Federal and/or foreign deposit insurance limits.

Valuation of financial instruments – The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, working capital line of credit, and long-term debt approximate fair value due to their current market conditions, maturity dates and other factors.

Use of estimates – The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may be material to the consolidated financial statements and accompanying notes.

Earnings per share – Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, including those related to share-based compensation and the Company’s 2.25% convertible senior notes due 2026 (“Notes”). Earnings per share are computed using the “treasury stock method.”

For the years ended December 31, 2011, 2010 and 2009, options and share grants outstanding for 2 million shares, 2 million shares and 3 million shares, respectively, of common stock have been excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

	Year Ended December 31,
	2011	2010	2009
Basic
Weighted average number of common shares outstanding used in computing basic earnings per share	45,202	44,146	42,237

Net income attributable to common stockholders	$50,737	$76,733	$7,513

Basic earnings per share attributable to common stockholders	$1.12	$1.74	$0.18

Diluted
Weighted average number of common shares outstanding used in computing basic earnings per share	45,202	44,146	42,237
Add: Assumed exercise of stock options and stock awards	1,511	1,400	1,212

Weighted average number of common shares outstanding used in computing diluted earnings per share	46,713	45,546	43,449

Net income attributable to common stockholders	$50,737	$76,733	$7,513

Diluted earnings per share attributable to common stockholders	$1.09	$1.68	$0.17

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Share-based compensation – The Company uses the Black-Scholes-Merton model to determine the fair value of stock options on the date of grant and recognizes compensation expense for stock options on a straight-line basis. Restricted stock grants are measured based on the fair market value of the underlying stock on the date of grant and compensation expense for restricted stock grants is recognized on a straight-line basis over the requisite service period.

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

Functional currencies and foreign currency translation – The functional currency for most of the Company’s international operations is the U.S. dollar. In some cases, we enter into transations involving foreign currencies. Some subsidiaries functional currency is their local currency, as the Company believes it is the appropriate currency. The Company believes the New Taiwan (“NT”) dollar is the functional currency at Diodes Taiwan Inc. and the British Pound Sterling (“GBP”) is the functional currency at Diodes Zetex Limited, which most appropriately reflects the current economic facts and circumstances of their operations. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Income and expense accounts denominated in foreign currencies are translated at the weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets. Included in other income are foreign exchange losses of $1 million, $0 million and $5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Defined benefit plan – The Company maintains pension plans covering certain of its employees in the U.K. and Germany. The overfunded or underfunded status of pension and postretirement benefit plans are recognized on the balance sheet. Actuarial gains and losses, prior service costs or credits, are recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. For financial reporting purposes, the net pension and supplemental retirement benefit obligations and the related periodic pension costs are calculated based upon, among other things, assumptions of the discount rate for plan obligations, estimated return on pension plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.

Investment in joint ventures – Investment in joint ventures over which the Company does not have the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. These investments are evaluated for impairment, in which an impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be “other than temporary.” In judging “other than temporary,” the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company’s longer-term intent of retaining the investment in the investee. As of December 31, 2011, and 2010 the value of the Company’s investment in joint ventures of $1 million, are included in the Company’s consolidated balance sheet as other assets.

Noncontrolling interest – Noncontrolling interest (previously referred to as minority interest) primarily relate to the minority investors’ share of the earnings of certain China subsidiaries. Noncontrolling interests are a separate component of equity and not as a liability, which increases or decreases in the Company’s ownership interest, that leave control intact, be treated as equity transactions, rather than step acquisitions or diluted gain or losses. The noncontrolling interest in the Company’s subsidiaries and their equity balances are reported separately in the consolidated financial statements, and activities of these subsidiaries are included therein.

Contingencies – From time to time, the Company may be involved in a variety of legal matters that arise in the normal course of business. Based on information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Comprehensive income (loss) – GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of other comprehensive income or loss include foreign currency translation adjustments, unrealized gain or loss on defined benefit plan, foreign currency gain (loss) on forward contracts and other items. Accumulated other comprehensive loss was $(36) million, $(45) million and $(48) million at December 31, 2011, 2010 and 2009, respectively.

Total Comprehensive Income

	Twelve Months Ended December 31,
	2011	2010	2009
Net income	$53,507	$80,264	$9,848
Translation adjustment	(690)	(1,519)	7,963
Unrealized gain (loss) on defined benefit plan, net of tax	10,008	4,750	(12,346)
Foreign currency gain (loss) on forward contracts, net of tax	—	—	4,511

Comprehensive income	62,825	83,495	9,976
Less: Comprehensive income attributable to noncontrolling interest	(2,770)	(3,531)	(2,335)

Total comprehensive income attributable to common stockholders	$60,055	$79,964	$7,641

There is no income tax expense or benefit associated with each component of comprehensive income. As of December 31, 2011, the accumulated balance for each component of comprehensive income are as follows:

	2011	2010
Translation adjustment	$(29,919)	$(29,230)

Unrealized loss on defined benefit plan, net of tax	$(5,843)	$(15,850)

Reclassifications – Certain amounts from prior periods have been reclassified to conform to the current years’ presentation.

Recently issued accounting pronouncements – In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 provides two options for presenting other comprehensive income (OCI), which previously has typically been placed near the statement of equity. The amendments require an OCI statement to be included with the income statement, which together will make a statement of total comprehensive income or separate from the income statement, but the two statements will have to appear consecutively within a financial report. The amendments also required that reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) be presented on the face of the financial statements. However, in December 2011 the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income. ASU No. 2011-12 was issued to allow the FASB time to redeliberate whether it is necessary to require entities to present reclassification adjustments, by component, in both the statement where net income is presented and the statement where comprehensive income is presented for both interim and annual financial statements, as originally required under ASU No. 2011-05. During the FASB’s redeliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU No. 2011-05 was issued. ASU No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this ASU will have no effect on the Company’s reported financial condition, financial performance or cash flows and the Company will select one of the two presentation options in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 2—FAIR VALUE MEASUREMENTS

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

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs – Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

On September 7, 2011, the Company purchased 10 million shares of the common stock of Eris Technology Corporation (“Eris”), a publicly traded company listed as an Emerging Stock on the Taiwan OTC Exchange (TWO) that provides design, manufacturing and after-market services for diode products. The Company paid NT$39 per share or NT$390 million (approximately US$14 million), which represents an approximately 30 percent ownership in Eris after the transaction. As of December 31, 2011, the Company held 12,413,604 shares of Eris.

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Financial assets and liabilities carried at fair value as of December 31, 2011 are classified in the following table:

		Fair Value Measurements			Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
Description	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Gains and (Losses)	Total Changes in Fair Values Included in Current -Period Earnings
Securities carried at fair value *	$13,078	$13,078	$—	$—	$(1,039)	$(1,039)

(*)	Represents investments that would otherwise be accounted for under the equity method of accounting and is included in other assets.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2011 and 2010. Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill, other intangible assets and other non-financial long-lived assets.

NOTE 3—INVENTORIES

Inventories, stated at the lower of cost or market value, at December 31 were:

	2011	2010
Finished goods	$52,027	$34,551
Work-in-progress	22,937	35,189
Raw materials	65,373	50,949

	$140,337	$120,689

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 were:

	$000,000,000	$000,000,000
	2011	2010
Buildings and leasehold improvements	$46,654	$42,353
Construction in-progress	19,468	4,607
Machinery and equipment	410,559	354,008

	476,681	400,968
Less: Accumulated depreciation and amortization	(266,228)	(215,213)

	210,453	185,755
Land	14,940	14,990

	$225,393	$200,745

Depreciation and amortization of property, plant and equipment was $57 million, $47 million and $43 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 5—INTANGIBLE ASSETS

Intangible assets subject to amortization at December 31 were as follows:

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
December 31, 2011
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets:
Patents	5-15 years	$10,892	$(4,619)	$(339)	$5,934
Software license	3 years	1,212	(1,149)	(63)	—
Developed product technology	2-10 years	29,643	(11,765)	(5,958)	11,920
Customer relationships	12 years	6,917	(1,660)	(1,400)	3,857

Total amortized intangible assets:		$48,664	$(19,193)	$(7,760)	$21,711

Intangible assets with indefinite lives:
Trademarks and trade names	Indefinite	$3,162	$—	$(676)	$2,486

Total Intangible assets with indefinite lives:		$3,162	$—	$(676)	$2,486

Total intangible assets:		$51,826	$(19,193)	$(8,436)	$24,197

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

	$000,0000,000	$000,0000,000	$000,0000,000	$000,0000,000	$000,0000,000
December 31, 2010
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange and Other	Net
Amortized intangible assets:
Patents	5-15 years	$10,892	$(3,822)	$(303)	$6,767
Software license	3 years	1,212	(1,149)	(63)	—
Developed product technology	2-10 years	29,643	(8,520)	(5,943)	15,180
Customer relationships	12 years	6,917	(1,190)	(1,409)	4,318
Total amortized intangible assets:		$48,664	$(14,681)	$(7,718)	$26,265

Intangible assets with indefinite lives:
Trademarks and trade names	Indefinite	$3,162	$—	$(657)	$2,505
Total Intangible assets with indefinite lives:		$3,162	$—	$(657)	$2,505

Total intangible assets:		$51,826	$(14,681)	$(8,375)	$28,770

Amortization expense related to intangible assets subject to amortization was $5 million, $4 million and $5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Amortization of intangible assets through 2015 is as follows:

$000,0000,000
Years
2012	$4,337
2013	3,576
2014	2,896
2015	2,532
2016	2,292

NOTE 6—GOODWILL

Changes in goodwill for the years ended December 31 were as follows:

$000,0000,000
Balance at December 31, 2009	$68,075
Currency exchange and other	874

Balance at December 31, 2010	$68,949

Currency exchange and other	(1,131)

Balance at December 31, 2011	$67,818

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 7—BANK CREDIT AGREEMENTS AND OTHER SHORT-TERM AND LONG-TERM DEBT

Lines of credit – The Company maintains credit facilities with several financial institutions through its entities in the U.S., Asia and Europe totaling $67 million. On November 25, 2009 the Company entered into a credit agreement with Bank of America, N.A. (“Bank of America”) as modified by a certain letter dated as of March 31, 2010, the First Amendment to Credit Agreement dated as of July 16, 2010, the Second Amendment to Credit Agreement dated as of November 24, 2010, the Third Amendment to Credit Agreement dated as of February 4, 2011 and the Fourth Amendment to Credit Agreement dated as of November 23, 2011 (collectively the “Credit Agreement”). The Credit Agreement provides for a $10 million revolving credit facility (the “Revolver”) and a $10 million uncommitted facility (the “Uncommitted Facility”). The Revolver includes a $2 million sublimit for letters of credit. Both the Revolver and the Uncommitted Facility mature on January 22, 2012 (the “Maturity Date”). Any borrowing and obligations under the Revolver or under the Uncommitted Facility is secured by accounts, chattel paper, deposit accounts and inventory, and all dividends, distributions, and income attributable to proceeds, products, additions to, substitutions, replacements and supporting obligations for, model conversions, and accessions of the foregoing, of the Company and of certain of its subsidiaries. Certain subsidiaries of the Company also guaranty any borrowing and obligations and pledge their interests to Bank of America in certain subsidiary stock owned by such subsidiary guarantors.

In addition, the Credit Agreement contains certain restrictive and financial covenants, including, but not limited to, the following: (a) the Company shall maintain on a consolidated basis a Fixed Charge Coverage Ratio of not less than 2.00 to 1.0 and a Quick Ratio of not less than 1.50 to 1.0 (excluding the Company’s Notes for both ratios); (b) the Company and its subsidiaries shall not create, incur, assume or suffer to exist any lien upon any of its property, assets or revenues except as specified in the Credit Agreement; (c) the Company and its subsidiaries shall not make any investments except as specified in the Credit Agreement; (d) the Company and its subsidiaries shall not create, incur, assume or suffer to exist any indebtedness except as specified in the Credit Agreement; (e) the Company and its subsidiaries shall not dissolve or merge or consolidate with or into another entity except as specified in the Credit Agreement; (f) the Company and its subsidiaries shall not make any disposition except as specified in the Credit Agreement; (g) the Company and its subsidiaries shall not make any restricted payment, or issue or sell any equity interests, except as specified in the Credit Agreement; (h) the Company and its subsidiaries shall not engage in any material line of business substantially different from those lines of business that are currently conducted by the Company and its subsidiaries; (i) the Company and its subsidiaries shall not enter into any transaction of any kind with any affiliate of the Company except as specified in the Credit Agreement; (j) the Company and its subsidiaries shall not enter into certain burdensome contractual obligations except as specified in the Credit Agreement; and (k) the Company and its subsidiaries shall not use the proceeds of any credit extension to purchase or carry margin stock or to extend credit to others for the purpose of purchasing or carrying margin stock or to refund indebtedness originally incurred for such purpose. As of December 31, 2011, the Company was in compliance with these covenants.

The credit unused and available under the various facilities as of December 31, 2011, was $56 million (net of $3 million credit used for import and export guarantee), as follows:

	$000,0000,000	$000,0000,000	$000,0000,000
2011		Outstanding at December 31,
Lines of Credit	Terms	2011	2010
$47,173	Unsecured, interest at LIBOR plus margin, due quarterly	$—	$—
10,000	Secured, interest at LIBOR plus margin, due monthly (Revolver)	8,000	—
10,000	Secured, uncommitted, interest at LIBOR plus margin, due monthly (Uncommitted Facility)	—	—

$67,173		$8,000	$—

See Note 18 for additional information regarding the Company’s lines of credit.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Short-term debt – The balances as of December 31, consist of the following:

	$000,0000,000	$000,0000,000
	2011	2010
Convertible Senior Notes:
Convertible senior notes principal amount	$—	$134,293
Less: unamortized discount	—	(6,032)

Convertible senior notes net carrying amount	$—	$128,261

The weighted average interest rate on short-term borrowings outstanding as of December 31, 2010 was 2.25%.

Long-term debt – The balances as of December 31, consist of the following:

	$000,0000,000	$000,0000,000
	2011	2010
Notes payable to Taiwan bank, principal amount of TWD 158 million, variable interest (approximately 3.3% and 2.0% as of December 31, 2011 and 2010, respectively), of which TWD 132 million matures on July 6, 2021, and TWD 26 million matures July 6, 2013, secured by land and building.	3,265	3,811

Less: Current portion	(408)	(418)

Long-term debt, net of current portion	$2,857	$3,393

The annual contractual maturities of long-term debt at December 31, 2011 are as follows:

$000,0000,000
2012	408
2013	395
2014	292
2015	298
2016	298
Thereafter	1,574

Total long-term debt	$3,265

Convertible senior notes – In October 2006, the Company issued and sold Notes with an aggregate principal amount of $230 million due 2026, which pay 2.25% interest per annum on the principal amount of the Notes, payable semi-annually in arrears on April 1 and October 1 of each year.

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

On December 1, 2011, in accordance with the Indenture, the Company elected to purchase the remaining outstanding principal amount plus accrued and unpaid interest to, but excluding, December 1, 2011, the redemption date. The Company has delivered the aggregate purchase price for the accepted Notes, which includes accrued and unpaid interest, to the Paying Agent for distribution to the note holders. As of December 31, 2010, all Notes have been redeemed.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

In determining the original liability and equity components, the Company determined the expected life of the Notes to be five years as that was the earliest date in which the Notes could be put back to the Company at par value. As of December 31, 2011, the discount of the liability was fully amortized.

As of December 31, the liability and equity components are as follows:

December 31, 2010
Liability Component Principal Amount	Liability Component Net Carrying Amount	Liability Component Unamortized Discount	Equity Component Carrying Amount
$134,293	$128,261	$6,032	$35,515

The amount of interest expense, including amortization of debt discount for the liability component and debt issuance costs, for the years ended December 31, 2011, 2010 and 2009 is as follows:

	$000,0000,000	$000,0000,000	$000,0000,000
	2011	2010	2009
Notes contractual interest expense	$2,267	$3,077	$3,576
Amortization of debt discount	6,032	7,656	8,302
Amortization of debt issuance costs	412	549	648

Total	$8,711	$11,282	$12,526

NOTE 8—CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease agreements are summarized as follows:

For years ending December 31,
2012	$381
2013	339
2014	339
2015	272
Thereafter	204

1,535
Less: Interest	(161)

Present value of minimum lease payments	1,374

Less: Current portion	(292)

Long-term portion	$1,082

At December 31, 2011, property under capital leases had a cost of $3 million, and the related accumulated depreciation was $2 million. Depreciation of assets held under capital lease is included in depreciation expense.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 9—ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities at December 31 were:

	$000,000,000	$000,000,000
	2011	2010
Compensation and payroll taxes	$10,120	$12,418
Accrued expenses	6,544	7,701
Accrued pricing adjustments	1,130	5,252
Equipment purchases	5,412	3,191
Accrued professional services	1,423	1,483
Other	6,164	7,590

	$30,793	$37,635

Other long-term liabilities at December 31 were:

	$000,000,000	$000,000,000
	2011	2010
Accrued defined benefit plan	$13,493	$24,863
Unrecognized tax benefits	10,177	9,173
Deferred compensation	1,932	2,734
Other	5,097	750

	$30,699	$37,520

NOTE 10—STOCKHOLDERS’ EQUITY

The Company’s credit agreement with Bank of America permits the Company to pay dividends to its stockholders so long as it is not in default and is in continuing operation at the time of such dividend. The payment of dividends is within the discretion of the Company’s Board of Directors, and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, and general business conditions. See Note 7 for additional information regarding the Company’s credit agreements.

NOTE 11—INCOME TAXES

	$000,000,000	$000,000,000	$000,000,000
Income before income taxes	2011	2010	2009
U.S.	$(28,238)	$(32,260)	$(48,217)

Foreign	91,902	130,363	59,367

Total	$63,664	$98,103	$11,150

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The components of the income tax provision (benefit) are as follows:

	$000,000,000	$000,000,000	$000,000,000
	2011	2010	2009
Current tax provision (benefit)
Federal	$14,049	$330	$—
Foreign	18,324	23,211	7,458
State	214	25	14

	32,587	23,566	7,472

Deferred tax provision (benefit)
Federal	(20,906)	243	(4,510)
Foreign	(1,165)	(7,079)	(3,050)
State	(466)	—	—

	(22,537)	(6,836)	(7,560)
Liability for unrecognized tax benefits	107	1,109	1,390

Total income tax provision	$10,157	$17,839	$1,302

Effective Tax Rate Reconciliation

Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2011, 2010 and 2009 is as follows:

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	2011		2010		2009
	Amount	Percent of pretax earnings	Amount	Percent of pretax earnings	Amount	Percent of pretax earnings
Federal tax	$22,282	35.0	$34,336	35.0	$3,881	35.0
State income taxes, net of federal tax provision (benefit)	(366)	(0.6)	293	0.3	(196)	(1.8)
Foreign income taxed at lower tax rates	(6,356)	(10.0)	(5,050)	(5.2)	(14,536)	(131.1)
Subpart F income and foreign dividends	1,115	1.8	1,786	1.8	12,346	111.3
Foreign tax credits, net of valuation allowance	(5,843)	(9.2)	(6,503)	(6.6)	(1,933)	(17.4)
Liability for unrecognized tax benefits	107	0.2	1,109	1.1	1,390	12.5
U.S. provision-to-return adjustments	(167)	(0.3)	(2,345)	(2.4)	(1,663)	(15.0)
Valuation allowance—net operating loss carryforwards	—	—	(5,820)	(5.9)	1,840	16.6
Other	(615)	(1.0)	33	0.1	173	1.6

Income tax provision	$10,157	15.9	$17,839	18.2	$1,302	11.7

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Uncertain Tax Positions

In accordance with the provisions related to accounting for uncertainty in income taxes, the Company recognizes the benefit of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	$000,000,000	$000,000,000
	2011	2010
Balance at January 1,	$9,173	$8,064
Additions based on tax positions related to the current year	2,233	1,934
Reductions for prior years tax positions	(1,229)	(825)

Balance at December 31,	$10,177	$9,173

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company had an insignificant amount of accrued interest and penalties at December 31, 2011 and December 31, 2010.

Deferred Taxes

At December 31, 2011 and 2010, the Company’s deferred tax assets and liabilities are comprised of the following items:

	$000,000,000	$000,000,000
	2011	2010
Deferred tax assets, current
Inventory cost	$2,158	$5,657
Accrued expenses and accounts receivable	1,754	1,546
Share based compensation and others	1,538	1,073

Total deferred tax assets, current	$5,450	$8,276

Deferred tax assets, non-current
Plant, equipment and intangible assets	$(1,818)	$1,325
Foreign tax credits	19,354	19,993
Research and development tax credits	4,098	3,884
Net operating loss carryforwards	1,600	2,156
Accrued pension	11,750	15,078
Share based compensation and others	23,945	10,625

	58,929	53,061
Valuation allowances	(28,099)	(25,855)

Total deferred tax assets, non-current	30,830	27,206

Deferred tax liabilities, non-current
Step up in basis—acquisition	(3,967)	(10,321)
Convertible debt interest	—	(15,311)

Total deferred tax liabilities, non-current	(3,967)	(25,632)

Net deferred tax assets, non-current	$26,863	$1,574

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

At December 31, 2011, the Company had federal and state tax credit carryforwards of approximately $24 million and $1 million, respectively which are available to offset future income tax liabilities. The federal tax credit carryforwards begin to expire in 2012 and the state tax credit carryforwards will begin to expire in 2020. The Company determined that it is more likely than not that a portion of its federal foreign tax credit carryforwards will expire before they are utilized. Accordingly, the Company recorded valuation allowances of $1 million, $2 million and $4 million during the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $1 million and $17 million, respectively, which are available to offset future regular and alternative minimum taxable income. The state NOL carryforwards will begin to expire in 2013. The Company determined that it is more likely than not that the state NOL carryforwards will expire before they are fully utilized and recorded a full valuation allowance on the state NOL carryforwards in prior years. The Company maintained this full valuation allowance for the year ended December 31, 2011.

Supplemental Information

Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries; accordingly, U.S. taxes are not being recorded on undistributed foreign earnings. As of December 31, 2011, the Company has undistributed earnings from its non-U.S. operations of approximately $265 million (including approximately $33 million of restricted earnings which are not available for dividends). Additional federal and state income taxes of approximately $45 million would be required should such earnings be repatriated to the U.S.

The impact of tax holidays decreased the Company’s tax expense by approximately $7 million, $8 million and $7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the year ended December 31, 2011 was approximately $0.15. The benefit of the tax holidays on basic and diluted earnings per share for the year ended December 31, 2010 was approximately $0.19 and $0.18, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the year ended December 31, 2009 was approximately $0.17.

During 2011, the Company realized a tax benefit of $15 million related to exercises of non-qualified stock options and to disqualified dispositions of incentive stock options. The Company credited additional paid-in capital to record this benefit.

NOTE 12—EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

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

Net period benefit costs associated with the defined benefit were less than $1 million and approximately $1 million for the year ended December 31, 2011 and 2010, respectively. All unrecognized actuarial gains and losses, prior service costs and accumulated other comprehensive income are eliminated and the balance sheet liability is set equal to the funded status of the defined benefit plan at acquisition date.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The following table summarizes the net periodic benefit costs of the Company’s plan for the years ended December 31, 2011 and 2010:

	$000,000,000	$000,000,000
	Defined Benefit Plan
Components of net periodic benefit cost:	2011	2010
Service cost	$321	$309
Interest cost	6,088	6,326
Recognized actuarial loss	—	438
Expected return on plan assets	(6,241)	(5,689)

Net periodic benefit cost	$168	$1,384

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	$000,000,000	$000,000,000
	Defined Benefit Plan
	2011	2010
Change in benefit obligation:
Beginning balance	$118,505	$117,539
Service cost	321	309
Interest cost	6,088	6,326
Actuarial loss	(10,576)	1,143
Benefits paid	(3,825)	(3,283)
Currency changes	(636)	(3,529)

Benefit obligation at December 31	$109,877	$118,505

Change in plan assets:
Beginning balance—fair value	$93,642	$88,234
Employer contribution	1,524	1,468
Actual return on plan assets	5,852	9,810
Benefits paid	(3,825)	(3,283)
Currency changes	(809)	(2,587)

Fair value of plan assets at December 31	$96,384	$93,642

Underfunded status at December 31	$(13,493)	$(24,863)

Based on an actuarial study performed as of December 31, 2011, the plan is underfunded by approximately $14 million and the liability is reflected in the Company’s consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive gain was approximately $10 million.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The Company applies the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the year ended December 31, 2011, the plans total recognized loss decreased by $3 million. The variance between the actual and expected return to plan assets during 2011 increased the total unrecognized net loss by less than $1 million. The total unrecognized net loss is less than 10% of the projected benefit obligation and 10% of the plan assets. Therefore, there will not be any excess amount to be amortized over the average term to retirement of plan participants not yet in receipt of pension, which as of December 31, 2011 the average term was 13 years.

The following weighted-average assumptions were used to determine net periodic benefit costs for the year ended December 31:

	2011	2010
Discount rate	5.1%	5.4%
Expected long-term return on plan assets	5.6%	6.6%

The following weighted-average assumption was used to determine the benefit obligations for the year ended December 31:

	2011	2010
Discount rate	5.1%	5.4%

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

Asset category	Expected long-term return	Assets allocation
Cash	0.5%	0.6%
Equity securities	7.0%	42.3%
Debt securities	4.0%	45.3%
Target return funds	7.0%	11.8%

Total	5.6%	100%

Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The following summarizes the expected future benefit payments, including future benefit accrual, as of December 31, 2011:

Year
2012	$3,388
2013	3,636
2014	4,258
2015	4,382
2016	4,382
2017-2021	28,205

The Company adopted a payment plan that Zetex had in place with the trustees of the defined benefit plan, in which the Company paid approximately £1 million GBP (approximately $1.6 million based on a USD:GBP exchange rate of 1.6:1) every year from 2009 through 2011. The Company and the trustees are in discussions to extend the payment scheme through 2019.

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

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

The following table summarizes the major categories of the plan assets:

December 31, 2011
Assets Category	Level 1	Level 2	Level 3	Total
Cash	$597	$—	$—	$597
Equity securities:
U.K.	21,100	—	—	21,100
North America	7,548	—	—	7,548
Europe (excluding U.K.)	5,818	—	—	5,818
Japan	2,901	—	—	2,901
Pacific Basin (excluding Japan)	2,555	—	—	2,555
Emerging markets	824	—	—	824

Fixed income securities:
Corporate bonds	—	21,908	—	21,908

Index linked securities:
U.K. Treasuries	21,754	—	—	21,754

Other types of investments:
Absolute return funds	11,379	—	—	11,379

Total	$74,476	$21,908	$—	$96,384

Fair value is taken to mean the bid value of securities, as supplied by the fund managers. All the plan’s securities are publically traded and highly liquid. Therefore, the majority of the securities are valued under Level 1 and one security is valued under Level 2 using quoted prices for identical or similar securities. The plan does not hold any level 3 securities. See Note 2 for additional information regarding fair value and Levels 1, 2 and 3.

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

As stipulated by the regulations of China, the Company maintains a retirement plan pursuant to the local municipal government for the employees in China. The Company is required to make contributions to the retirement plan at a rate between 10% and 22% of the employee’s eligible payroll. Pursuant to the Taiwan Labor Standard Law and Factory Law, the Company maintains a retirement plan for the employees in Taiwan, whereby the Company makes contributions at a rate of 6% of the employee’s eligible payroll.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

For the years ended December 31, 2011, 2010 and 2009, total amounts expensed under these plans were approximately $5 million, $4 million and $2 million, respectively.

Deferred Compensation Plan

The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2011, these investments totaled approximately $3 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the deferred compensation plan liabilities.

Share-Based Plans

The Company maintains share-based compensation plans for its Board, officers and key employees, which provide for stock options and stock awards under its 1993 ISO Plan, 1993 NQO Plan and 2001 Omnibus Equity Incentive Plan.

NOTE 13—SHARE-BASED COMPENSATION

The following table shows the total compensation cost charged against income for share-based compensation plans, including stock options and share grants, recognized in the statements of income for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Cost of goods sold	$394	$350	$373
Selling, general and administrative expense	12,266	11,347	9,203
Research and development expense	1,043	1,354	1,360

Total share-based compensation expense	$13,703	$13,051	$10,936

Stock Options—Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date. Share-based compensation expense for stock options granted during 2011, 2010 and 2009 was calculated on the date of grant using the following weighted-average forfeiture rates and the Black-Scholes-Merton option-pricing model using the following weighted-average assumptions:

	2011	2010	2009
Expected volatility	52.53%	57.99%	57.92%
Expected term (years)	7.5	7.3	7.5
Risk free interest rate	2.37%	2.60%	3.20%
Forfeiture rate	0.47%	0.88%	2.50%
Dividend yield	N/A	N/A	N/A

Expected volatility—The Company estimates expected volatility using historical volatility. Public trading volume on options in the Company’s stock is not material. As a result, the Company determined that utilizing an implied volatility factor would not be appropriate. The Company calculates historical volatility for the period that is commensurate with the option’s expected term assumption. For 2011, the expected volatility for grants to officers and the Board is 52.45%, while the expected volatility for grants to all other employees is 53.90%.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Expected term—The Company has evaluated expected term based on history and exercise patterns across its demographic population. The Company believes that this historical data is the best estimate of the expected term of a new option. For 2011, the expected term for grants to officers and the Board is 8 years, while the expected term for grants to all other employees is 5 years.

Risk free interest rate—The Company estimate the risk-free interest rate based on zero-coupon U.S. treasury securities for a period that is commensurate with the expected term assumption.

Forfeiture rate—The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest as forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. This analysis will be re-evaluated at least annually, and the forfeiture rate will be adjusted as necessary.

Dividend yield—The Company historically has not paid a cash dividend on its common stock; therefore this input is not applicable.

Discount for post vesting restrictions—This input is not applicable.

The weighted-average grant-date fair value of options granted during 2011, 2010 and 2009 was $16.55, $11.45, and $9.34, respectively. The total cash received from option exercises was $4 million, $5 million and $2 million during 2011, 2010 and 2009, respectively.

For the years ended December 31, 2011, 2010 and 2009, stock option expense was $5 million, $4 million and $4, respectively.

At December 31, 2011, unamortized compensation expense related to unvested options, net of estimated forfeitures, was approximately $10 million. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 3 years.

A summary of the Company’s stock option plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3,895	$11.61	5.4	$2,327
Granted	492	15.15
Exercised	(324)	4.91		4,328
Forfeited or expired	(83)	15.89

Outstanding at January 1, 2009	3,980	12.50	5.2	34,989
Exercisable at December 31, 2009	3,161	10.59	4.2	32,558

Outstanding at January 1, 2010	3,980	12.50
Granted	405	18.98
Exercised	(669)	7.16		9,712
Forfeited or expired	(9)	27.39

Outstanding at December 31, 2010	3,707	14.14	5.2	47,891
Exercisable at December 31, 2010	2,785	12.53	4.1	40,420

Outstanding at January 1, 2011	3,707	14.14
Granted	385	29.07
Exercised	(496)	7.17		11,120
Forfeited or expired	(9)	20.80

Outstanding at December 31, 2011	3,587	16.69	5.1	22,299
Exercisable at December 31, 2011	2,622	14.51	3.9	20,201

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The following table summarizes information about stock options outstanding at December 31, 2011:

Plan	Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price
1993 ISO	$2.53	10	0.5	$2.53
2001 Plan	2.52-29.21	3,577	5.1	16.72

Plan Totals	$2.52-29.21	3,587	5.1	$16.69

The following summarizes information about stock options exercisable at December 31, 2011:

Plan	Range of exercise prices	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
1993 ISO	$2.53	10	0.5	$2.53
2001 Plan	2.53-28.45	2,612	3.9	14.56

Total	$2.53-28.45	2,622	3.9	$14.51

Share Grants—Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period. A summary of the Company’s non-vested share grants in 2011, 2010 and 2009 are presented below:

Restricted Stock Grants	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at January 1, 2009	846	$21.41
Granted	387	15.86
Vested	(445)	17.53
Forfeited	(74)	23.16

Nonvested at December 31, 2009	714	$20.64	$14,579

Nonvested at January 1, 2010	714	$20.64
Granted	377	17.46
Vested	(365)	21.26
Forfeited	(52)	20.17

Nonvested at December 31, 2010	674	$18.56	$12,479

Nonvested at January 1, 2011	674	$18.56
Granted	370	27.46
Vested	(374)	20.03	$7,487
Forfeited	(47)	19.69

Nonvested at December 31, 2011	623	$22.91	$14,279

For each of the years ended December 31 of 2011, 2010 and 2009, there was approximately $9 million , $9 million and $7 million of total recognized share-based compensation expense related to restricted stock arrangements granted under the plans. The total unrecognized share-based compensation expense as of December 31 2011 was approximately $22 million, which is expected to be recognized over a weighted average period of approximately 3 years.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

On September 22, 2009, the Company entered into an employment agreement (the “Agreement”) with Dr. Keh-Shew Lu, President and Chief Executive Officer of the Company (the “Employee”), pursuant to which he will continue to be employed by the Company in such positions for an additional six-year term. As part of the Agreement, the Company and the Employee entered into a Stock Award Agreement that provides that: (i) the Company will grant to the Employee 100,000 shares of Common Stock on each of April 14, 2010, 2011, 2012, 2013, 2014 and 2015; (ii) each such installment would vest only if the Company achieved a specified amount of net sales; (iii) upon the termination of the Employee’s employment, the Company’s obligation to grant any subsequent installment would terminate; and (iv) any granted shares would be automatically forfeited and returned to the Company if the Employee’s employment with the Company is terminated before the Company achieves the specified amount of net sales, except in the case of death or disability (as defined) in which case the granted shares would become fully vested on the date of death or disability. The estimated fair value of this grant is approximately $12 million and is being expensed on a straight line basis through April 14, 2015. As of December 31, 2011, no installments have vested.

NOTE 14—RELATED PARTY TRANSACTIONS

The Company conducts business with one related party company, Lite-On Semiconductor Corporation, and its subsidiaries and affiliates (“LSC”). LSC is the Company’s largest stockholder, owning 18% of the Company’s outstanding Common Stock as of December 31, 2011, and is a member of the Lite-On Group of companies. C.H. Chen, the Company’s former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and Lite-On Technology Corporation. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC. Dr. Keh-Shew Lu, the Company’s President and Chief Executive Officer and a member of its Board of Directors, is a member of the Board of Directors of Lite-On Technology Corporation. L.P. Hsu, a member of the Board of Directors since May 2007 serves as a consultant to Lite-On Technology Corporation. The Company considers its relationship with LSC, a member of the Lite-On Group of companies, to be mutually beneficial and the Company plans to continue its strategic alliance with LSC.

The Company also conducts business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is the Company’s 5% joint venture partner in the Company’s Shanghai manufacturing facilities.

In addition, the Company conducts business with a related party company, Eris. The Company owned approximately 30% of Eris’s outstanding Common Stock as of December 31, 2011. See Note 2 for additional regarding Eris.

The Audit Committee of the Company’s Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

Lite-On Semiconductor Corporation (LSC)—The Company sold products to LSC totaling 1%, 1% and 2% of its net sales for the years ended December 31, 2011, 2010 and 2009, respectively. Also for the years ended December 31, 2011, 2010 and 2009, 5%, 7% and 6%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC one of the Company’s largest suppliers. The Company also rents warehouse space in Hong Kong with a lease term ending March 2011 from a member of the Lite-On Group. During 2010 the warehousing function in Hong Kong was moved to a separate facility managed by a third party and therefore, the Company does not plan to renew the lease. For the years ended December 31, 2011, 2010 and 2009, the Company paid this entity $0 million, $0 million and $1 million, respectively.

Net sales to, and purchases from, LSC were as follows for years ended December 31:

	2011	2010	2009
Net sales	$1,980	$6,918	$8,967
Purchases	$37,879	$42,867	$32,868

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Keylink International (B.V.I.) Inc. – The Company sells products to, and purchases inventory from, companies owned by Keylink. The Company sold products to companies owned by Keylink, totaling 2%, 3% and 3% of net sales for the years ended December 31, 2011, 2010 and 2009, respectively. Also for the years ended December 31, 2011, 2010 and 2009, 1%, 2% and 1%, respectively of the Company’s net sales were from semiconductor products purchased from companies owned by Keylink. In addition, the Company’s subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink. The Company also pays a consulting fee to Keylink. The aggregate amounts for these services for the years ended December 31, 2011, 2010 and 2009 were $17 million, $14 million and $11 million, respectively.

Net sales to, and purchases from, companies owned by Keylink were as follows for years ended December 31:

	2011	2010	2009
Net sales	$11,965	$15,209	$11,373
Purchases	$11,168	$10,824	$6,252

Eris Technology Corporation – The Company subcontracts to Eris some of its wafers for assembly and test and also purchases finished goods not sourced from the Company’s wafers. With respect to assembly and test fees and the finished goods purchases, the Company paid Eris approximately $16 million, $18 million and $13 million for the years ended December 31, 2011, 2010, 2009, respectively.

Accounts receivable from, and accounts payable to, LSC, Eris and Keylink were as follows as of December 31:

	2011	2010
Accounts receivable
LSC	$133	$900
Keylink	11,237	7,869

	$11,370	$8,769

Accounts payable
LSC	$5,106	$7,171
Eris	5,832	4,499
Keylink	6,002	5,783

	$16,940	$17,453

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 15—SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Operations and Senior Vice President of Sales and Marketing. For financial reporting purposes, the Company operates in a single segment, standard semiconductor products, through its various manufacturing and distribution facilities. The Company aggregates its products in a single segment because the products have similar economic characteristics, are similar in production process and manufacture flow, and share the same customers and target end equipment markets.

The Company’s primary operations include the operations in Asia, North America and Europe. Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues:

2011	Asia	North America	Europe	Consolidated
Total sales	$559,109	$137,789	$194,455	$891,353
Inter-company sales	(82,958)	(61,907)	(111,237)	(256,102)

Net sales	$476,151	$75,882	$83,218	$635,251

Property, plant and equipment	$162,022	$33,684	$29,687	$225,393
Assets	$494,375	$112,863	$185,826	$793,064

2010	Asia	North America	Europe	Consolidated
Total sales	$499,315	$149,029	$177,063	$825,407
Inter-company sales	(54,782)	(54,909)	(102,830)	(212,521)

Net sales	$444,533	$94,120	$74,233	$612,886

Property, plant and equipment	$137,225	$33,115	$30,405	$200,745
Assets	$444,729	$178,018	$223,803	$846,550

2009	Asia	North America	Europe	Consolidated
Total sales	$354,906	$85,498	$116,357	$556,761
Inter-company sales	(27,337)	(25,752)	(69,275)	(122,404)

Net sales	$327,569	$59,746	$47,082	$434,357

Property, plant and equipment	$97,142	$30,123	$35,723	$162,988
Assets	$380,497	$339,518	$301,883	$1,021,898

The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Sales are attributed to geographic areas based on the location of the subsidiaries producing the sales.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Geographic Information – Revenues were derived from (billed to) customers located in the following countries. “All Others” represents countries with less than 4% of total revenues each:

	$000000000000	$000000000000
2011	Revenue	% of Total Revenue
China	$206,965	32%
Taiwan	136,129	21%
U.S.	105,588	17%
Korea	37,643	6%
Germany	30,838	5%
U.K.	30,065	5%
Singapore	23,492	4%
All others	64,531	10%

Total	$635,251	100%

2010	Revenue	% of Total Revenue
China	$187,633	31%
Taiwan	141,388	23%
U.S.	134,911	22%
Korea	35,180	6%
Germany	31,704	5%
Singapore	24,468	4%
U.K.	24,337	4%
All others	33,265	5%

Total	$612,886	100%

2009	Revenue	% of Total Revenue
China	$131,914	30%
Taiwan	122,502	28%
U.S.	75,185	17%
Korea	27,223	6%
U.K.	17,926	4%
Germany	17,438	4%
Singapore	14,429	4%
All others	27,740	7%

Total	$434,357	100%

Major customers – No customer accounted for 10% or greater of the Company’s total net sales in 2011, 2010 and 2009.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 16—COMMITMENTS

Operating leases – The Company leases offices, manufacturing plants and warehouses under operating lease agreements expiring through December 2015. Rental expense amounted to approximately $6 million for the years ended December 31, 2011, 2010 and 2009.

Future minimum lease payments under non-cancelable operating leases at December 31, 2011 are:

$00000000000
2012	$5,487
2013	4,307
2014	997
2015	208
2016 and thereafter	180

$11,179

Purchase commitments – The Company has entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment in China, for approximately $16 million at December 31, 2011.

Other commitments – During 2010, The Company announced an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, The Company has agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for surface mount component production, assembly and test in Chengdu, China. The Company initially will own at least 95% of the joint venture. The manufacturing facility will be developed in phases over a ten year period, and the Company expects to contribute at least $48 million to the joint venture in installments during the first three years. The CDHT will grant the joint venture a fifty year land lease, provides temporary facilities for up to three years at a subsidized rent while the joint venture builds the manufacturing facility and provides corporate and employee tax incentives, tax refunds, subsidies and other financial support to the joint venture and its qualified employees. If the joint venture fails to achieve specified levels of investment, the investment agreement allows for a renegotiation as well as the option to repay a portion of such financial support. This is a long-term, multi-year project that will provide additional capacity for the Company has needed. As of December 31, 2011, the Company has invested approximately $25 million of which $18 million were for capital expenditures.

NOTE 17—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2011

Net sales	$161,555	$169,806	$160,577	$143,313

Gross profit	57,393	55,615	45,194	35,495

Net income attributable to common shareholders	19,684	17,981	9,957	3,115

Earnings per share attributable to common shareholders
Basic	$0.44	$0.38	$0.22	$0.07
Diluted	0.42	0.37	0.21	0.07

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in Part II, Item 7 of this Annual Report for additional information regarding each quarter.

NOTE 18—SUBSEQUENT EVENTS

On February 1, 2012, the Company entered into a Fifth Amendment to its Credit Agreement Bank of America (the “Lender”). The Fifth Amendment added an additional borrower, Diodes International B.V. (the “BV Entity”), to the Credit Agreement and provides for an additional term loan in the amount of $40 million (the “Term Loan”). The Term Loan matures on January 17, 2015 and bears interest at a rate per annum equal to the Eurocurrency Rate plus 1.25% per annum. One February 1, 2012, BV Entity drew down the full $40 million. The Term Loan is not a revolving credit facility, and any amount repaid may not be reborrowed.

The Fifth Amendment also extends the Maturity Date of the Original Credit Agreement to January 17, 2013 (for loans other than the Term Loan). In addition, it also modifies the provisions for the Eurocurrency Rate by allowing for Interest Periods of 30, 60 or 90 days, rather than requiring all Eurocurrency Rate determinations to be on Interest Periods of one month, and by reducing the interest rate for Eurocurrency Rate committed loans from the Eurocurrency Rate plus 3.0% to the Eurocurrency Rate plus 2.5%.

The Company pledged 65% of the equity Interests in the BV Entity to the Lender as security for all of the obligations of the Borrowers under the Credit Agreement. The Fifth Amendment adds as additional financial covenants that the Interest Coverage Ratio (as defined) will be at least 3.0 to 1.0 on a consolidated basis, and that the Funded Debt to EBITDA Ratio (as defined) will not exceed 2.50 to 1.0 on a consolidated basis. The Fifth Amendment deletes a financial covenant relating to the Fixed Charge Coverage Ratio.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew Lu	February 28, 2012
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Richard D. White	February 28, 2012
RICHARD D. WHITE
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Keh-Shew Lu, President and Chief Executive Officer, and Richard D. White, Chief Financial Officer, Secretary, and Treasurer, his true and lawful attorneys-in-fact and agents, with full power of substitution, to sign and execute on behalf of the undersigned and any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2012.

/s/ Keh-Shew, Lu
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard D. White
RICHARD D. WHITE
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)

/s/ Raymond Soong	/s/ C.H. Chen
RAYMOND SOONG	C.H. CHEN
Chairman of the Board of Directors	Director

/s/ Michael R. Giordano	/s/ L.P. Hsu
MICHAEL R. GIORDANO	L.P. HSU
Director	Director

/s/ Keh-Shew Lu	/s/ John M. Stich
KEH-SHEW LU	JOHN M. STICH
Director	Director

/s/ Michael K.C. Tsai
MICHAEL K.C. TSAI
Director

INDEX TO EXHIBITS

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended.	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

4.2	Form of Convertible Senior Notes due 2026	S-3	October 4, 2006	4.1

4.3	Form of Indenture for the Convertible Senior Notes due 2026	S-3	October 4, 2006	4.3

10.1 *	Company’s 1993 Non-Qualified Stock Option Plan	S-8	May 9, 1994

10.2 *	Company’s 1993 Incentive Stock Option Plan	10-K	March 31, 1995

10.3	Loan Agreement between the Company and FabTech Incorporated	10-K	April 1, 1996	10.16

10.4	KaiHong Joint Venture Agreement between the Company and Mrs. J.H. Xing	10-K	April 1, 1996	10.17

10.5*	2001 Omnibus Equity Incentive Plan	DEF14A	April 27, 2001	B

10.6	Sale and Leaseback Agreement between the Company and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.46

10.7	Lease Agreement between the Company and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.47

10.8	Lease Agreement for Plant #2 between the Company and Shanghai Ding Hong Electronic Equipment Limited	10-Q	August 9, 2004	10.52

10.9	Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.56

10.10	Lease Agreement between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

10.11	Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.12*	Employment agreement between Diodes Incorporated and Mark King, dated August 29, 2005	8-K	September 2, 2005	10.2

10.13*	Employment agreement between Diodes Incorporated and Joseph Liu, dated August 29, 2005	8-K	September 2, 2005	10.3

10.14*	Form of Indemnification Agreement between Diodes and its directors and executive officers.	8-K	September 2, 2005	10.5

10.15	Wafer purchase Agreement dated January 10, 2006 between Diodes Incorporated Taiwan Co., Ltd and Lite-on Semiconductor Corporation	8-K	January 12, 2006	2.1

10.16	Supplementary to the Lease Agreement dated on September 5, 2004 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.17	Supplementary to the Lease Agreement dated on June 28, 2004 with Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.18	Agreement on Application, Construction and Transfer of Power Facilities, dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd	10-Q	May 10, 2006	10.16

10.19	Amended and Restated Lease Agreement dated as of September 1, 2006, between Diodes FabTech, Inc. with Townsend Summit, LLC	8-K	October 11, 2006	10.1

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.20*	Deferred Compensation Plan effective January 1, 2007	8-K	January 8, 2007	99.1

10.21	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.50

10.22	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes China and Shanghai Ding Hong Electronic Co., Ltd	10-K	February 29, 2008	10.51

10.23	Supplementary Agreement dated December 31, 2007 to the Lease Agreement dated June, 28, 2004 for Leasing Diodes Shanghai New Building’s Fourth and Fifth Floor between Diodes Shanghai and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.24	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007 between Diodes Shanghai and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.54

10.25	Consulting Agreement between the Company and Mr. M.K. Lu.	10-K	February 29, 2008	10.55

10.26	Service Agreement between Diodes Zetex Limited and Colin Keith Greene, dated June 30, 2008.	10-Q	August 11, 2008	10.2

10.27	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.5

10.28	Factory Building Lease Agreement dated March 1, 2008 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co. Ltd.	10-Q	August 11, 2008	10.6

10.29	Supplemental Agreement to the Factory Building Lease Agreement dated as of August 11, 2008 between Shanghai Kai Hong Technology Electronic Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 7, 2008	10.2

10.30	DSH #2 Building Lease Agreement dated as of August 11, 2008 between Shanghai Kai Hong Technology Electronic Co., Ltd. and Shanghai Yuan Howe Electronics Co., Ltd.	10-Q	November 7, 2008	10.3

10.31	Distributorship Agreement dated November 1, 2008 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

10.32	Lease Facility Safety Management Agreement dated December 31, 2008 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

10.33	Diodes Incorporated 2001 Omnibus Equity Incentive Plan, amended December 22, 2008	10-K	February 26, 2009	10.87

10.34	Diodes Incorporated Deferred Compensation Plan Effective January 1, 2007, amended December 22, 2008	10-K	February 26, 2009	10.88

10.35	Second Supplemental Agreement to the Factory Building Lease Agreement dated August 19, 2009 between Shanghai Kai Hong Technology Co., Ltd. And Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 16, 2009	10.1

10.36	Employment Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	8-K	September 28, 2009	99.1

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.29	Supplemental Agreement to the Factory Building Lease Agreement dated as of August 11, 2008 between Shanghai Kai Hong Technology Electronic Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 7, 2008	10.2

10.30	DSH #2 Building Lease Agreement dated as of August 11, 2008 between Shanghai Kai Hong Technology Electronic Co., Ltd. and Shanghai Yuan Howe Electronics Co., Ltd.	10-Q	November 7, 2008	10.3

10.31	Distributorship Agreement dated November 1, 2008 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

10.32	Lease Facility Safety Management Agreement dated December 31, 2008 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

10.33	Diodes Incorporated 2001 Omnibus Equity Incentive Plan, amended December 22, 2008	10-K	February 26, 2009	10.87

10.34	Diodes Incorporated Deferred Compensation Plan Effective January 1, 2007, amended December 22, 2008	10-K	February 26, 2009	10.88

10.35	Second Supplemental Agreement to the Factory Building Lease Agreement dated August 19, 2009 between Shanghai Kai Hong Technology Co., Ltd. And Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 16, 2009	10.1

10.36	Employment Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	8-K	September 28, 2009	99.1

10.37***	Stock Award Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	8-K	September 28, 2009	99.3

10.38	Consulting Agreement dated January 1, 2009, between Diodes Incorporated and Keylink International (B.V.I.) Co., Ltd.	10-Q	May 8, 2009	10.1

10.39	Power Facility Construction Agreement dated October 29, 2009 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 25, 2010

10.40	First Amendment to the DSH #2 Building Lease Agreement dated December 31, 2009 between Shanghai Kai Hong Technology Electronic Co. Ltd. and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	February 25, 2010

10.41	Amendment, dated March 31, 2010, to the Credit Agreement among the Company, Diodes Zetex Limited and Bank of America, N.A.	10-Q	May 7, 2010	10.1

10.42	Construction Project Contract between Shanghai Kai Hong Technology Electronic Co., Ltd. and Shanghai Yuan Howe Electronic Co., Ltd.	10-Q	May 7, 2010	10.2

10.43	Third Floor of the Accommodation Building Lease Agreement, dated April 12, 2010, between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 7, 2010	10.3

10.44	First Amendment to Credit Agreement, dated July 16, 2010, among the Company, Diodes Zetex Limited and Bank of America, N.A.	10-Q	August 6, 2010	10.1

10.45******	Credit Agreement, dated November 25, 2009, by and among the Company, Diodes Zetex Limited and Bank of America, N.A.	10-Q	August 6, 2010	10.2

10.46	Second Floor of the Accommodation Building Lease Agreement, dated September 1, 2010, between Shanghai Kaihong Technology Company Limited and Shanghai Ding Hong Electronic Company Limited.	10-Q	November 9, 2010	10.1

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.47	Security Guards Transfer Memorandum of Understanding, dated September 1, 2010, between Diodes Shanghai Company Limited and Shanghai Yuan Hao Electronic Company Limited.	10-Q	November 9, 2010	10.2

10.48***	Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone.	8-K	September 16, 2010

10.49***	Supplementary Agreement to the Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone.	8-K	September 16, 2010

10.50***	Joint Venture Agreement effective as of November 5, 2010 between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited.	8-K	November 12, 2010

10.51	Joint Venture Agreement Supplement Concerning the Establishment of Diodes Technology (Chengdu) Company Limited effective as of November 5, 2010, between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited.	8-K	November 12, 2010

10.52	Second Amendment to Credit Agreement, dated November 24, 2010, among the Company, Diodes Zetex Limited and Bank of America, N.A.	8-K	December 1, 2010

10.53	Third Amendment to Credit Agreement, dated February 9, 2011, among the Company, Diodes Zetex Limited and Bank of America, N.A.	8-K	February 9, 2011

10.54	Second Amendment to the DSH #2 Building Lease Agreement, dated November 15, 2010, between Shanghai Kaihong Technology Electronic Company Limited and Shanghai Yuan Howe Electronics Company Limited.	10-K		10.112

10.55	Power Facility Expansion Construction Contract, dated January 24, 2011, between Shanghai Kaihong Technology Electronic Company Limited and Shanghai Yuan Howe Electronics Company Limited.	10-K		10.113

10.56	First Floor of the Accommodation Building Agreement, dated June 1, 2011, between Shanghai Kai Hong Technology Company Limited and Shanghai Ding Hong Electronic Company Limited.	10-Q		10.1

10.57	Third Floor of the Dormitory Building Lease Agreement, dated July 1, 2011, between Shanghai Kai Hong Technology Company Limited and Shanghai Ding Hong Electronic Company Limited.	10-Q		10.2

10.58	Third Supplemental Agreement to the Factor Building Lease Agreement, dated May 16, 2011, between Shanghai Kai Hong Technology Company Limited and Shanghai Yuan Hao Electronic Company Limited.	10-Q		10.3

10.59	Supplemental Agreement to the Power Facility Construction Agreement, dated March 21, 2011, between Shanghai Kai Hong Technology Company Limited and Shanghai Yuan Hao Electronic Company Limited.	10-Q		10.1

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.60	Credit Agreement, dated March 21, 2011, between Mega International Commercial Bank and Diodes Taiwan Inc.	10-Q		10.2

10.61*******	Exchange Agreement dated September 28, 2009, between the Company and Raymond James & Associates, Inc.	10-K			X

10.62	Fourth Amendment to Credit Agreement, dated November 23, 2011, by and among Diodes Incorporated, Diodes Zetex Limited and Bank of America, N.A.	10-K			X

10.63	Fifth Amendment to Credit Agreement, dated February 1, 2012, by and among Diodes Incorporated, Diodes Zetex Limited, Diodes International B.V. and Bank of America, N.A.	8-K

10.64	Notice to Trustee of Optional Redemption dated October 12, 2011	8-K		99.1

10.65	Third Amendment to Credit Agreement, dated February 9, 2011, among Diodes Incorporated, Diodes Zetex Limited and Bank of America, N.A.	8-K		10.1

10.66	Plating Process Agreement made and entered into among Diodes Chine, Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd and Shanghai Micro-Surface Co., Ltd.	10-K	February 29, 2008	10.52

14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers**

18.1	Preferability letter from independent accountants regarding change in accounting principle	10-Q	November 7, 2008	18.1

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1****	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2****	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*****	XBRL Instance Document				X

101.SCH*****	XBRL Taxonomy Extension Schema				X

101.CAL*****	XBRL Taxonomy Extension Calculation Linkbase				X

101.LAB*****	XBRL Taxonomy Extension Labels Linkbase				X

101.PRE*****	XBRL Taxonomy Extension Presentation Linkbase				X

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

*****Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

******This	exhibit supersedes the exhibit 10.1 to the Form 8-K that was filed on December 2, 2009.

*******This document was refiled herein pursuant to the expiration of the order granting confidential treatment on November 20, 2009 under the Securities Exchange Act of 1934.

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