Form 10-Q
period 2012-03-31
DIODES INC /DEL/
filed 2012-05-10
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s Common Stock outstanding as of May 3, 2012 was 45,510,619.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$176,728	$129,510
Accounts receivable, net	139,695	132,408
Inventories	134,470	140,337
Deferred income taxes, current	5,358	5,450
Prepaid expenses and other	21,685	19,093

Total current assets	477,936	426,798

PROPERTY, PLANT AND EQUIPMENT, net	227,328	225,393

DEFERRED INCOME TAXES, non-current	26,863	26,863

OTHER ASSETS
Goodwill	69,424	67,818
Intangible assets, net	23,619	24,197
Other	22,638	21,995

Total assets	$847,808	$793,064

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (cont’)

LIABILITIES AND EQUITY

(In thousands, except share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
CURRENT LIABILITIES
Lines of credit	$10,517	$8,000
Accounts payable	66,915	66,063
Accrued liabilities	30,175	30,793
Income tax payable	2,397	4,855

Total current liabilities	110,004	109,711

LONG-TERM DEBT, net of current portion	42,826	2,857
CAPITAL LEASE OBLIGATIONS, net of current portion	1,002	1,082
OTHER LONG-TERM LIABILITIES	34,703	30,699

Total liabilities	188,535	144,349

COMMITMENTS AND CONTINGENCIES

EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock—par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—par value $0.66 2/3 per share; 70,000,000 shares authorized; 45,503,469 and 45,432,252 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	30,471	30,423
Additional paid-in capital	267,422	263,455
Retained earnings	380,515	375,644
Accumulated other comprehensive loss	(34,789)	(35,762)

Total Diodes Incorporated stockholders’ equity	643,619	633,760
Noncontrolling interest	15,654	14,955

Total equity	659,273	648,715

Total liabilities and equity	$847,808	$793,064

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
NET SALES	$144,663	$161,555

COST OF GOODS SOLD	110,957	104,162

Gross profit	33,706	57,393

OPERATING EXPENSES
Selling, general and administrative	22,146	21,410
Research and development	7,164	6,518
Other operating (income) expenses	(1,104)	1,188

Total operating expenses	28,206	29,116

Income from operations	5,500	28,277

OTHER INCOME (EXPENSES)	687	(3,178)

Income before income taxes and noncontrolling interest	6,187	25,099

INCOME TAX PROVISION	618	4,835

NET INCOME	5,569	20,264

Less: NET INCOME attributable to noncontrolling interest	(698)	(580)

NET INCOME attributable to common stockholders	$4,871	$19,684

EARNINGS PER SHARE attributable to common stockholders
Basic	$0.11	$0.44

Diluted	$0.10	$0.42

Number of shares used in computation
Basic	45,460	44,820

Diluted	46,935	46,680

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income	$5,569	$20,264
Translation adjustment	3,998	4,724
Unrealized gain/(loss) on defined benefit plan, net of tax	(3,025)	7,313

Comprehensive income	6,542	32,301
Less: Comprehensive income attributable to noncontrolling interest	(698)	(580)

Total comprehensive income attributable to common stockholders	$5,844	$31,721

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES	$13,447	$15,730

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(11,943)	(12,433)
Proceeds from sale of property, plant and equipment	302	10
Proceeds from sale of intangibles	2,122	—
Other	(139)	(637)

Net cash used in investing activities	(9,658)	(13,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	2,482	—
Advances on long-term debt	40,000	—
Net proceeds from issuance of common stock	473	2,668
Repayments of long-term debt	(103)	(103)
Other	(87)	(85)

Net cash provided by financing activities	42,765	2,480

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	664	2,689

INCREASE IN CASH AND CASH EQUIVALENTS	47,218	7,839
CASH AND CASH EQUIVALENTS, beginning of period	129,510	270,901

CASH AND CASH EQUIVALENTS, end of period	$176,728	$278,740

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$(3,807)	$(6,166)

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2012. The consolidated condensed financial data at December 31, 2011 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2012, as compared to recently issued accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, that are of significance, or potential significance, to the Company.

During the first quarter of 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires an other comprehensive income statement to be included with the income statement, which together will make a statement of total comprehensive income, or separate from the income statement, but the two statements will have to appear consecutively within a financial report. The Company elected to present other comprehensive income as a separate statement from the income statement.

NOTE B – Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	$xxxxxxxxxx	$xxxxxxxxxx
	Three Months Ended
	March 31,
	2012	2011
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	45,460	44,820
Net income attributable to common stockholders	$4,871	$19,684

Earnings per share attributable to common stockholders	$0.11	$0.44

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	45,460	44,820
Add: Assumed exercise of stock options and stock awards	1,475	1,860

	46,935	46,680
Net income attributable to common stockholders	$4,871	$19,684

Earnings per share attributable to common stockholders	$0.10	$0.42

NOTE C – Inventories

Inventories stated at the lower of cost or market value are as follows (in thousands):

	$xxx	$xxx
	March 31, 2012	December 31, 2011
Raw materials	$69,504	$65,373
Work-in-progress	23,889	22,937
Finished goods	41,077	52,027

Total	$134,470	$140,337

NOTE D – Goodwill and Intangible Assets

Changes in goodwill are as follows (in thousands):

Balance at December 31, 2011	$67,818
Currency exchange	1,606

Balance at March 31, 2012	$69,424

Intangible assets are as follows (in thousands):

Balance at March 31, 2012:
Intangible assets subject to amortization:
Gross carrying amount	$48,460
Accumulated amortization	(20,130)
Currency exchange	(7,267)

Net value	21,063

Intangible assets with indefinite lives:
Gross carrying amount	3,162
Currency exchange	(606)

Total	2,556

Total intangible assets, net	$23,619

Amortization expense related to intangible assets subject to amortization was approximately $1 million for the three months ended March 31, 2012 and 2011.

NOTE E – Fair Value Measurements

As of March 31, 2012, the Company held approximately 13 million shares, approximately 30 percent ownership, of the common stock of Eris Technology Corporation (“Eris”), a publicly traded company listed as an Emerging Stock on the Taiwan OTC Exchange (TWO) that provides design, manufacturing and after-market services for diode products. See Note K for additional information regarding related party transactions with Eris.

The Company has elected the fair value option for the shares of Eris common stock, which the unrealized gains and losses are reported in other income (expense). Fair value is the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The shares of Eris common stock are valued under the fair value hierarchy as a Level 1 Input, which is the quoted price (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Financial assets carried at fair value as of March 31, 2012 are classified in the following table (in thousands):

		Fair Value Measurements			Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
Description	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Gains and (Losses)	Total Changes in Fair Values Included in Current-Period Earnings
Securities carried at fair value *	$13,740	$13,740	$—	$—	$(650)	$389

*	Represents investments that would otherwise be accounted for under the equity method of accounting and is included in other assets.

NOTE F – Income Tax Provision

Income tax expense of approximately $1 million and $5 million was recorded for the three months ended March 31, 2012 and 2011, respectively. This resulted in an effective tax rate of 10% for the three months ended March 31, 2012, as compared to 19% in the same period last year and compared to 16% for the full year of 2011. Our effective tax rates for the three months ended March 31, 2012 and 2011, respectively, were lower than the U.S. statutory tax rate of 35%, principally from the impact of higher income in lower-taxed jurisdictions.

For the three months ended March 31, 2012, the Company reported domestic and foreign pre-tax income (loss) of approximately $(7) million and $13 million, respectively. For the three months ended March 31, 2011, the Company reported domestic and foreign pre-tax income (loss) of approximately $(6) million and $31 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries; accordingly, U.S. taxes are not being recorded on undistributed foreign earnings.

The impact of tax holidays decreased the Company’s tax expense by approximately $2 million for the three months ended March 31, 2012 and 2011. The benefit of the tax holidays on both basic and diluted earnings per share for the three months ended March 31, 2012 was approximately $0.04. The benefit of the tax holidays on both basic and diluted earnings per share for the three months ended March 31, 2011 was approximately $0.05.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of March 31, 2012, the gross amount of unrecognized tax benefits was approximately $10 million.

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

NOTE G – Share-Based Compensation

The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of sales	$103	$86
Selling and administrative expense	3,126	2,868
Research and development expense	316	230

Total share-based compensation expense	$3,545	$3,184

Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date, and expense was estimated on the date of grant using the Black-Scholes option pricing model.

The total net cash proceeds received from stock option exercises during the three months ended March 31, 2012 was approximately $0 million. Stock option expense for both the three months ended March 31, 2012 and 2011 was approximately $1 million.

A summary of the stock option plans is as follows:

Stock Options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	3,587	$16.69	5	$22,299
Granted	12	21.83
Exercised	(62)	7.51		1,066
Forfeited or expired	—	—
Outstanding at March 31, 2012	3,537	$16.86	5	$26,218

Exercisable at March 31, 2012	2,560	$14.69	4	$23,111

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

As of March 31, 2012, total unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, was approximately $9 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2 years.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

The total fair value of restricted stock awards vested during the three months ended March 31, 2012 was approximately $1 million. Share grant expense for both the three months ended March 31, 2012 and 2011 was approximately $2 million.

A summary of the Company’s non-vested share grants is as follows:

Share Grants	Shares (000)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested at January 1, 2012	623	$22.91	$14,279
Granted	8	21.83
Vested	(9)	23.83	210
Forfeited	(6)	23.00

Non-vested at March 31, 2012	616	$22.88	$14,104

As of March 31, 2012, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $20 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3 years.

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

The Company’s primary operations include the domestic operations in Asia, North America and Europe.

Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

As Of And For The Three Months Ended March 31, 2012	Asia	North America	Europe	Consolidated
Total sales	$127,371	$31,732	$38,945	$198,048
Inter-company sales	(16,368)	(15,164)	(21,853)	(53,385)

Net sales	$111,003	$16,568	$17,092	$144,663

Property, plant and equipment	$165,929	$32,113	$29,286	$227,328

Total assets	$507,538	$118,657	$221,613	$847,808

As Of And For The Three Months Ended March 31, 2012	Asia	North America	Europe	Consolidated
Total sales	$131,555	$35,373	$48,763	$215,691
Inter-company sales	(14,449)	(15,332)	(24,355)	(54,136)

Net sales	$117,106	$20,041	$24,408	$161,555

Property, plant and equipment	$142,228	$34,572	$30,536	$207,336

Total assets	$471,105	$183,841	$226,852	$881,798

Geographic Information

Revenues were derived from (billed to) customers located in the following countries (in thousands):

	Net Sales for the Three Months Ended March 31,		Percentage of Net Sales
	2012	2011	2012	2011
China	$49,152	$47,436	34%	29%
Taiwan	31,781	37,680	22%	23%
United States	28,270	26,529	20%	17%
Korea	10,221	9,767	7%	6%
Germany	6,782	9,457	5%	6%
U.K.	5,125	8,718	3%	6%
Singapore	4,645	5,562	3%	3%
All Others (1)	8,687	16,406	6%	10%

Total	$144,663	$161,555	100%	100%

(1)	Represents countries with less than 3% of the total revenues each.

NOTE I – Commitments

Purchase commitments – As of March 31, 2012, the Company had approximately $31 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.

Other commitments – During 2010, the Company entered into an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, the Company agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for the purpose of providing surface mounted component production, assembly and testing, and integrated circuit assembly and testing in Chengdu, People’s Republic of China. This is a long-term, multi-year project that will provide additional capacity for the Company as needed. In order to qualify for certain financial incentives, the Company is obligated to contribute approximately $48 million in invested capital by December 14, 2012. As of March 31, 2012, the Company has contributed approximately $33 million, of which $26 million has been invested in capital expenditures.

NOTE J – Employee Benefit Plans

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

For the three months ended March 31, 2012, net period benefit costs associated with the defined benefit plan were approximately $0 million.

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2011	$109,877
Service cost	78
Interest cost	1,397
Actuarial gain	3,849
Benefits paid	(977)
Currency changes	3,207

Benefit obligation at March 31, 2012	$117,431

Change in plan assets:
Fair value of plan assets at December 31, 2011	$96,384
Actual return on plan assets	2,254
Employer contribution	1,089
Benefits paid	(977)
Currency changes	2,774

Fair value of plan assets at March 31, 2012	$101,524

Underfunded status at March 31, 2012	$(15,907)

Based on an actuarial study performed as of March 31, 2012, the plan is underfunded and a liability is reflected in the Company’s consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of March 31, 2012 was 5.1%.

The following are weighted-average assumptions used to determine net periodic benefit costs for the three months ended March 31, 2012:

Discount rate	5.1%
Expected long-term return on plan assets	5.6%

The Company adopted a payment plan with the trustees of the defined benefit plan, in which the Company paid approximately £1.0 million GBP (approximately $1.6 million based on a USD:GBP exchange rate of 1.6:1) every year from 2009 through 2011. The Company and the trustees are in discussions regarding the payment scheme.

The Company also has pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, are not included in the figures or assumptions above.

Deferred Compensation

The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At March 31, 2012, these investments totaled approximately $3 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE K – Related Parties

The Company conducts business with a related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), that owned approximately 18% of the Company’s outstanding Common Stock as of March 31, 2012. The Company also conducts business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is the Company’s 5% joint venture partner in the Company’s Shanghai manufacturing facilities. In addition, the Company conducts business with a related party company, Eris. The Company owned approximately 30% of Eris’s outstanding Common Stock as of March 31, 2012.

The Audit Committee of the Company’s Board reviews all related party arrangements for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time.

Lite-On Semiconductor Corporation – During both the three months ended March 31, 2012 and 2011, the Company sold products to LSC totaling approximately 0% and 1% of its net sales, respectively. Net sales have decreased in recent years due to fewer wafers being sold to LSC and more wafers being used for internal consumption. Also, for the three months ended March 31, 2012 and 2011, approximately 3% and 6%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC one of the Company’s largest suppliers.

Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net sales	$47	$447
Purchases	$7,418	$9,392

Keylink International (B.V.I.) Inc. – During the three months ended March 31, 2012 and 2011, the Company sold products to Keylink totaling approximately 3% and 1% of its net sales, respectively. Net sales increased in 2012 compared to 2011 due to the renewed business activity that had ceased during most of 2011. Also, for both the three months ended March 31, 2012 and 2011, approximately 1% of the Company’s net sales were from semiconductor products purchased from Keylink for subsequent sale. In addition, the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (including, but not limited to, metal plating and environmental services) to Keylink. The Company also pays a consulting fee to Keylink. The aggregate amounts for these services for both the three months ended March 31, 2012 and 2011 were approximately $4 million.

Net sales to, and purchases from, Keylink are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net sales	$4,472	$1,186
Purchases	$1,804	$2,863

Eris Technology Corporation – The Company subcontracts to Eris some of its wafers for assembly and test and also purchases finished goods not sourced from the Company’s wafers. With respect to assembly and test fees and the finished goods purchases, the Company paid Eris approximately $3 million and $4 million for the three months ended March 31, 2012 and 2011, respectively.

Accounts receivable from, and accounts payable to, LSC, Eris and Keylink are as follows (in thousands):

March 31,
2012
Accounts receivable
LSC	$49
Keylink	12,244

$12,293

Accounts payable
LSC	$6,482
Keylink	5,191
Eris	5,277

$16,950

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with Securities and Exchange Commission.

Highlights

•

Net sales for the three months ended March 31, 2012 was $145 million, a sequential increase of 1% compared to the $143 million in the fourth quarter of 2011, and a decrease of $17 million, or 10%, over the same period last year;

•

Gross profit for the three months ended March 31, 2012 was $34 million, a sequential decrease of 5% compared to the $35 million in the fourth quarter of 2011, and a decrease of $24 million, or 41%, over the same period last year;

•

Gross profit margin for the three months ended March 31, 2012 was 23%, a sequential decrease of 150 basis points compared to the fourth quarter of 2011, and a decrease of 1220 basis points over the same period last year;

•

Net income attributable to common stockholders for the three months ended March 31, 2012 was $5 million, or $0.10 per diluted share, compared to the fourth quarter of 2011 net income of $3 million, or $0.07 per diluted share, and same period last year of $20 million, or $0.42 per diluted share; and

•	Cash flow from operations for the three months ended March 31, 2012 was $14 million, and the net increase in cash and cash equivalents was $47 million.

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

First Quarter 2012

Late in the first quarter of 2012, we began to see signs of a recovery in our end markets. We took advantage of this renewed strength by significantly reducing our lower margin finished goods inventory, which helped to support revenue and secure incremental market share gains. Overall, we reduced our finished goods inventory by 20% while channel inventory declined 3%. As a result, we achieved moderate sequential revenue growth, which is significantly better than the typical seasonal slowness. However, our decision to reduce inventory combined with the increased pricing pressure and lower utilization continued to impact margins during the quarter. We believe the first quarter represents the low point in the cycle and that overall demand is beginning to improve across all of our geographies. As such, we have shifted our strategy back to our growth model to aggressively capture additional market share. We have begun adding capacity for new, more advanced packaging at our Shanghai facilities to support our continued growth. As the demand and pricing environment improves further, we will transition available capacity to higher margin products to enhance our product mix and margins going forward.

Business Outlook

We expect continued growth in the second quarter, which is further evidence of the improvement in our business and the general economic conditions. The flexibility of our business model has allowed us to consistently deliver profitability, gain market share and even grow revenue during down economic cycles. We believe we are well positioned for growth and that our strategy will continue to produce growth rates that exceed our addressable markets. With further evidence of improvement in overall demand as well as our increased new project design win activity, we are returning to our growth model and expect revenue in the second quarter to range between $155 million and $164 million, or up 7% to 13% sequentially. We expect gross margin to be 26%, plus or minus 2.0%. Operating expenses, without consideration of any gain on sale of assets, are expected to be down slightly from first quarter on a percent of revenue basis. We expect our income tax rate to range between 7% and 13%, and shares used to calculate GAAP EPS for the second quarter are anticipated to be approximately 47.2 million.

Factors Relevant to Our Business

The following has affected, and, we believe, will continue to affect, our results of operations:

•

Net sales for the three months ended March 31, 2012 was $145 million, compared to $162 million in the same period last year. This decrease in net sales mainly reflects the decrease in demand for our products in all geographic regions during the first three months of 2012 compared to the first three months of 2011.

•

Our gross profit margin was 23% for the three months ended March 31, 2012, compared to 36% in the same period last year. Our gross margin percentage decreased over the same period last year due to a weaker pricing environment and lower utilization. Future gross profit margins will depend primarily on market prices, our product mix, manufacturing cost savings, and the demand for our products.

•

For the three months ended March 31, 2012, our capital expenditures, excluding capital expenditures related to our investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”), were approximately 5% of our net sales, which is lower than our historical 10% to 12% of net sales model. For 2012, we expect capital expenditures, excluding capital expenditures related to our investment agreement, to be at the low end of our historical model.

•

For the three months ended March 31, 2012 and 2011, the percentage of our net sales derived from our Asian subsidiaries was 77% and 73%, respectively. In the near future, we expect our percentage of net sales to the Asian market to remain approximately the same. Europe accounted for approximately 12% of our revenues for the three months ended March 31, 2012, compared to 15% in the same period last year. In addition, North America accounted for approximately 11% of our revenues for the three months ended March 31, 2012, compared to 12% in the same period last year.

•

As of March 31, 2012, we had invested approximately $362 million in our manufacturing facilities in Asia. For the three months ended March 31, 2012, we invested approximately $15 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on, among other factors, product demand and new product developments.

•

For the three months ended March 31, 2012, our original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for approximately 47% of our net sales, while our global network of distributors accounted for approximately 53% of our net sales.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

The following table sets forth, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	‘11 to ‘12
Net sales	100%	100%	(10)
Cost of goods sold	(77)	(64)	7

Gross profit	23	36	(41)
Operating expenses	(19)	(18)	(3)

Income from operations	4	18	(81)
Other income (expense)	—	(2)	(122)

Income before income taxes and noncontrolling interest	4	16	(75)
Income tax provision	—	3	(87)

Net income	4	13	(73)
Net income attributable to noncontrolling interest	—	—	—

Net income attributable to common stockholders	4	13	75

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2012	2011
Net Sales	$144,663	$161,555

Net sales decreased approximately $17 million for the three months ended March 31, 2012, compared to the same period last year. The 10% decrease in net sales was due to an approximately 21% decrease in average selling price (“ASP”) and a 13% increase in units sold. The revenue decrease for the three months ended March 31, 2012 was attributable to general market slowdown on a global basis, specifically in the consumer and computing markets, causing larger than normal pricing decline, coupled with a reduction in our subcontractor assembly test activity.

	2012	2011
Cost of goods sold	$110,957	$104,162
Gross profit	$33,706	$57,393
Gross profit margin	23%	36%

Cost of goods sold increased approximately $7 million, or 7%, for the three months ended March 31, 2012, compared to the same period last year. As a percent of sales, cost of goods sold increased to 77% for the three months ended March 31, 2012, compared to 64% in the same period last year, and our average unit cost (“AUP”) decreased 6% due to improved manufacturing costs.

For the three months ended March 31, 2012, gross profit decreased by approximately $24 million, or 41%, compared to the same period last year. Gross margin decreased to 23% for the three months ended March 31, 2012, compared to 36% for the same period last year. This decrease is mainly due to a weaker pricing environment and an effort to maintain full capacity utilization.

	2012	2011
Operating expenses	$28,206	$29,116

Operating expenses for the three months ended March 31, 2012 decreased approximately $1 million compared to the same period last year. Of the components within operating expenses, selling, general and administrative expenses (“SG&A”) increased less than $1 million, and research and development expenses (“R&D”) also increased less than $1 million. In addition, included in operating expenses for 2012 is a gain of approximately $2 million on the sale of intangible assets. SG&A, as a percentage of sales, increased to 15% for the three months ended March 31, 2012, compared to 13% in the same period last year, and R&D, as a percentage of sales, increased to 5% for the three months ended March 31, 2012, compared to 4% in the same period last year, mainly due to the decrease in net sales.

	2012	2011
Other income (expenses)	$687	$(3,178)

Other income for the three months ended March 31, 2012 was approximately $1 million, compared to other expenses of approximately $3 million in the same period last year. For the three months ended March 31, 2011, other expense included approximately $2 million for the amortization of debt discount related to our convertible senior notes, which were repurchased in 2011.

	2012	2011
Income tax provision	$618	$4,835

We recognized income tax expense of approximately $1 million for the three months ended March 31, 2012, compared to approximately $5 million income tax expense in the same period last year. The estimated effective tax rate is 10% for the three months ended March 31, 2012, compared to 19% in the same period last year. Our effective tax rates for the three months ended March 31, 2012 and 2011, respectively, were lower than the U.S. statutory tax rate of 35%, principally from the impact of higher income in lower-taxed jurisdictions.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. credit agreement for a $10 million revolving credit facility and a $10 million uncommitted facility with $10 million outstanding borrowings. Our U.S. credit agreement’s maturity date is January 17, 2013. In addition, we have foreign credit facilities with borrowing capacities of approximately $48 million with $1 million outstanding borrowings and $1 million used for import and export guarantees. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2011 and March 31, 2012, our working capital was $317 million and $368 million, respectively. Our working capital increased in the first three months of 2012 primarily due to the increase in cash and cash equivalents, mainly due to a draw down on our $40 million term loan. We expect cash generated by our operations, together with existing cash, cash equivalents and available credit facilities, to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the three months ended March 31, 2012 and 2011 were $16 million and $19 million, respectively, which includes $8 million and $1 million, respectively, of capital expenditures related to the investment agreement with the Management Committee of the CDHT. Capital expenditures, excluding capital expenditures related to the investment agreement, in the first three months of 2012 were approximately 5% of our net sales and were primarily related to manufacturing expansion in our facilities in China.

Discussion of Cash Flow

Cash and cash equivalents increased from $130 million at December 31, 2011 to $177 million at March 31, 2012 primarily from cash provided by operating and financing activities, offset in part by cash used by investing activities.

A summary of the consolidated condensed statements of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Net cash provided by operating activities	$13,447	$15,730	$(2,283)
Net cash used by investing activities	(9,667)	(13,060)	3,393
Net cash provided by financing activities	42,760	2,480	40,280
Effect of exchange rates on cash and cash equivalents	678	2,689	(2,011)

Net increase in cash and cash equivalents	$47,218	$7,839	$39,379

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 was $13 million, resulting primarily from $6 million of net income, $16 million in depreciation and amortization and a decrease in inventories, offset partially by an increase in accounts receivable. Net cash provided by operating activities was $16 million for the same period last year, resulting primarily from $20 million of net income and $14 million in depreciation and amortization, offset partially by a $16 million increase in accounts receivable.

Investing Activities

Net cash used by investing activities was $10 million for the three months ended March 31, 2012 compared to net cash used by investing activities of $13 million for the same period last year. While cash used for purchases of property, plant and equipment was approximately $12 million for both the three months ended March 31, 2012 and 2011, included in the three months ended March 31, 2012 was approximately $2 million in proceeds from the sale of intangibles.

Financing Activities

Net cash provided by financing activities was $43 million for the three months ended March 31, 2012 compared to net cash provided by financing activities of $3 million in the same period last year. This increase in net cash provided by financing activities was due primarily to a $40 million draw down on our term loan.

Debt Instruments

There have been no material changes to our debt instruments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 28, 2012.

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

Contractual Obligations

There have been no material changes in any of our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 28, 2012, except for an additional term loan in the amount of $40 million that we drew down in full on February 1, 2012 and matures on January 17, 2015.

Critical Accounting Policies

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, relate to revenue recognition, inventories, accounting for income taxes, goodwill and long-lived assets, share-based compensation, fair value measurements, defined benefit plan and contingencies. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 28, 2012.

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

•	Downturns in the highly cyclical semiconductor industry and/or changes in end-market demand could adversely affect our results of operations and financial condition.

•	The semiconductor business is highly competitive, and increased competition may harm our business, results of operations and financial condition.

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

•	Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, results of operations and financial condition.

•	If OEMs do not design our products into their applications, our net sales may be adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation, we are subject to certain market risks including foreign currency, interest rate, political instability, inflation and credit. We consider a variety of practices to manage these market risks. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012.

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or our Chief Financial Officer, that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company is not currently a party to any material litigation.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We may from time to time seek to repurchase our Common Stock in the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

There have been no repurchases of our Common Stock during the first quarter of 2012.

Item 3. Defaults Upon Senior Securities

There are no matters to be reported under this heading.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6.	Exhibits

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

10.1	Fifth Amendment to Credit Agreement, dated February 1, 2012, by and among Diodes Incorporated, Diodes Zetex Limited, Diodes International B.V., and Bank of America, N.A.	8-K	February 7, 2012	10.1

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document				X

101.SCH**	XBRL Taxonomy Extension Schema				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

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

DIODES INCORPORATED (Registrant)

By: /s/ Richard D. White	May 10, 2012
RICHARD D. WHITE
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)