Form 10-Q
period 2012-06-30
DIODES INC /DEL/
filed 2012-08-09
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s Common Stock outstanding as of August 3, 2012 was 45,996,700.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	June 30, 2012	December 31, 2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$168,293	$129,510
Accounts receivable, net	149,990	132,408
Inventories	137,734	140,337
Deferred income taxes, current	6,006	5,450
Prepaid expenses and other	24,466	19,093

Total current assets	486,489	426,798

PROPERTY, PLANT AND EQUIPMENT, net	226,943	225,393

DEFERRED INCOME TAXES, non-current	26,863	26,863

OTHER ASSETS
Goodwill	68,450	67,818
Intangible assets, net	22,187	24,197
Other	28,861	21,995

Total assets	$859,793	$793,064

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (cont’)

LIABILITIES AND EQUITY

(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
CURRENT LIABILITIES
Lines of credit	$1,004	$8,000
Accounts payable	77,313	66,063
Accrued liabilities	35,662	30,793
Income tax payable	—	4,855

Total current liabilities	113,979	109,711

LONG-TERM DEBT, net of current portion	42,685	2,857
CAPITAL LEASE OBLIGATIONS, net of current portion	925	1,082
OTHER LONG-TERM LIABILITIES	35,458	30,699

Total liabilities	193,047	144,349

COMMITMENTS AND CONTINGENCIES

EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock—par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—par value $0.66 2/3 per share; 70,000,000 shares authorized; 45,821,854 and 45,432,252 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	30,549	30,423
Additional paid-in capital	271,649	263,455
Retained earnings	387,168	375,644
Accumulated other comprehensive loss	(39,320)	(35,762)

Total Diodes Incorporated stockholders’ equity	650,046	633,760
Noncontrolling interest	16,700	14,955

Total equity	666,746	648,715

Total liabilities and equity	$859,793	$793,064

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET SALES	$159,239	$169,806	$303,902	$331,361
COST OF GOODS SOLD	118,211	114,191	229,168	218,353

Gross profit	41,028	55,615	74,734	113,008
OPERATING EXPENSES
Selling, general and administrative	24,760	22,575	46,906	43,985
Research and development	8,218	6,533	15,382	13,051
Other operating (income) expenses	(254)	1,153	(1,358)	2,288

Total operating expenses	32,724	30,261	60,930	59,324

Income from operations	8,304	25,354	13,804	53,684
OTHER INCOME (EXPENSES)	251	(1,913)	938	(5,144)

Income before income taxes and noncontrolling interest	8,555	23,441	14,742	48,540
INCOME TAX PROVISION	856	4,718	1,474	9,553

NET INCOME	7,699	18,723	13,268	38,987
Less: NET INCOME attributable to noncontrolling interest	(1,046)	(742)	(1,744)	(1,322)

NET INCOME attributable to common stockholders	$6,653	$17,981	$11,524	$37,665

EARNINGS PER SHARE attributable to common stockholders
Basic	$0.15	$0.40	$0.25	$0.84

Diluted	$0.14	$0.38	$0.25	$0.80

Number of shares used in computation
Basic	45,642	45,325	45,551	45,074

Diluted	46,859	47,148	46,916	46,837

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$7,699	$18,723	$13,268	$38,987
Translation adjustment	(3,594)	1,507	404	6,231
Unrealized gain (loss) on defined benefit plan, net of tax	(938)	(2,183)	(3,963)	5,129

Comprehensive income	3,167	18,047	9,709	50,347
Less: Comprehensive income attributable to noncontrolling interest	(1,046)	(742)	(1,744)	(1,322)

Total comprehensive income attributable to common stockholders	$2,121	$17,305	$7,965	$49,025

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES	$30,271	$48,082

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(24,237)	(44,984)
Purchase of equity securities	(5,664)	—
Proceeds from sale of property, plant and equipment	1,966	10
Proceeds from sale of intangibles	2,122	—
Other	108	77

Net cash used in investing activities	(25,705)	(44,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	997	10,000
Repayments on lines of credit	(8,000)	—
Borrowings of long-term debt	70,000	—
Repayments of long-term debt	(30,162)	(360)
Net proceeds from issuance of common stock	1,236	3,709
Other	(160)	—

Net cash provided by financing activities	33,911	13,349

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	306	2,931

INCREASE IN CASH AND CASH EQUIVALENTS	38,783	19,465
CASH AND CASH EQUIVALENTS, beginning of period	129,510	270,901

CASH AND CASH EQUIVALENTS, end of period	$168,293	$290,366

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$(6,759)	$(9,409)

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A—Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2012. The consolidated condensed financial data at December 31, 2011 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the six months ended June 30, 2012, as compared to recently issued accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, that are of significance, or potential significance, to the Company.

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

NOTE B—Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	45,642	45,325	45,551	45,074
Net income attributable to common stockholders	$6,653	$17,981	$11,524	$37,665

Earnings per share attributable to common stockholders	$0.15	$0.40	$0.25	$0.84

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	45,642	45,325	45,551	45,074
Add: Assumed exercise of stock options and stock awards	1,217	1,823	1,365	1,763

	46,859	47,148	46,916	46,837
Net income attributable to common stockholders	$6,653	$17,981	$11,524	$37,665

Earnings per share attributable to common stockholders	$0.14	$0.38	$0.25	$0.80

NOTE C—Inventories

Inventories stated at the lower of cost or market value are as follows (in thousands):

	June 30,	December 31,
	2012	2011
Raw materials	$71,345	$65,373
Work-in-progress	23,675	22,937
Finished goods	42,714	52,027

Total	$137,734	$140,337

NOTE D—Goodwill and Intangible Assets

Changes in goodwill are as follows (in thousands):

Balance at December 31, 2011	$67,818
Currency exchange	632

Balance at June 30, 2012	$68,450

Intangible assets are as follows (in thousands):

Balance at June 30, 2012:
Intangible assets subject to amortization:
Gross carrying amount	$48,460
Accumulated amortization	(21,234)
Currency exchange	(7,548)

Net value	19,678

Intangible assets with indefinite lives:
Gross carrying amount	3,162
Currency exchange	(653)

Total	2,509

Total intangible assets, net	$22,187

Balance at December 31, 2011:
Intangible assets subject to amortization:
Gross carrying amount	$48,664
Accumulated amortization	(19,193)
Currency exchange	(7,760)

Net value	21,711

Intangible assets with indefinite lives:
Gross carrying amount	3,162
Currency exchange	(676)

Total	2,486

Total intangible assets, net	$24,197

Amortization expense related to intangible assets subject to amortization was approximately $1 million for the three months ended June 30, 2012 and 2011, and approximately $2 million for the six months ended June 30, 2012 and 2011.

NOTE E—Fair Value Measurements

As of June 30, 2012, the Company held approximately 18 million shares, approximately 41% ownership, of the common stock of Eris Technology Corporation (“Eris”), a publicly traded company listed on Taiwan’s GreTai Securities Market that provides design, manufacturing and after-market services for diode products. See Note K for additional information regarding related party transactions with Eris.

The Company has elected the fair value option for the shares of Eris common stock, under which the unrealized gains and losses are reported in other income (expense). Fair value is the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The shares of Eris common stock are valued under the fair value hierarchy as a Level 1 Input, which is the quoted price (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Financial assets carried at fair value as of June 30, 2012 are classified in the following table (in thousands):

		Fair Value Measurements			Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
Description	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Gains and (Losses)	Total Changes in Fair Values Included in Current- Period Earnings
Securities carried at fair value *	$19,904	$19,904	$—	$—	$123	$1,162

*	Represents investments that would otherwise be accounted for under the equity method of accounting and is included in other assets.

NOTE F—Income Tax Provision

Income tax expense of approximately $1 million and $5 million was recorded for the three months ended June 30, 2012 and 2011, respectively, and income tax expense of approximately $2 million and $10 million was recorded for the six months ended June 30, 2012 and 2011, respectively. This resulted in an effective tax rate of 10% for the six months ended June 30, 2012, as compared to 20% in the same period last year and compared to 16% for the full year of 2011. Our effective tax rates for the six months ended June 30, 2012 and 2011, respectively, were lower than the U.S. statutory tax rate of 35%, principally from the impact of higher income in lower-taxed jurisdictions and the benefit of losses in higher-taxed jurisdictions.

For the six months ended June 30, 2012, the Company reported domestic and foreign pre-tax income (loss) of approximately $(14) million and $29 million, respectively. For the six months ended June 30, 2011, the Company reported domestic and foreign pre-tax income (loss) of approximately $(12) million and $61 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries; accordingly, U.S. taxes are not being recorded on undistributed foreign earnings.

The impact of tax holidays decreased the Company’s tax expense by approximately $4 million and $2 million for the six months ended June 30, 2012 and 2011, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the six months ended June 30, 2012 was approximately $0.08. The benefit of the tax holidays on both basic and diluted earnings per share for the six months ended June 30, 2011 was approximately $0.10.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of June 30, 2012, the gross amount of unrecognized tax benefits was approximately $11 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE G—Share-Based Compensation

The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of sales	$102	$89	$205	$175
Selling and administrative expense	3,121	2,961	6,247	5,829
Research and development expense	316	233	632	463

Total share-based compensation expense	$3,539	$3,283	$7,084	$6,467

Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date, and expense was estimated on the date of grant using the Black-Scholes-Merton option pricing model.

The total net cash proceeds received from stock option exercises during the six months ended June 30, 2012 was approximately $1 million. Stock option expense was approximately $1 million for both the three months ended June 30, 2012 and 2011, and approximately $2 million for both the six months ended June 30, 2012 and 2011.

A summary of the stock option plans is as follows:

Stock Options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	3,587	$16.69	5	$22,299
Granted	382	19.35
Exercised	(268)	4.66		4,207
Forfeited or expired	—	—
Outstanding at June 30, 2012	3,701	$17.83	5	$12,415

Exercisable at June 30, 2012	2,698	$16.44	4	$11,916

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

As of June 30, 2012, total unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, was approximately $12 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 5 years.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

The total fair value of restricted stock awards vested during the six months ended June 30, 2012 was approximately $3 million. Share grant expense for both the three months ended June 30, 2012 and 2011 was approximately $3 million and $2 million, respectively. Share grant expense for the six months ended June 30, 2012 and 2011 was approximately $5 million and $4 million, respectively.

A summary of the Company’s non-vested share grants is as follows:

Share Grants	Shares (000)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested at January 1, 2012	623	$22.91	$14,279
Granted	132	19.46
Vested	(122)	22.11	2,697
Forfeited	(15)	22.49

Non-vested at June 30, 2012	618	$22.34	$13,802

As of June 30, 2012, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $21 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3 years.

NOTE H—Segment Information and Enterprise-Wide Disclosure

For financial reporting purposes, the Company operates in a single segment, standard semiconductor products, through the Company’s various manufacturing and distribution facilities. The Company aggregates its products because the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.

The Company’s primary operations include the domestic operations in Asia, North America and Europe.

Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended	Asia	North America	Europe	Consolidated
June 30, 2012
Total sales	$145,699	$34,071	$45,505	$225,275
Inter-company sales	(23,684)	(15,881)	(26,471)	(66,036)

Net sales	$122,015	$18,190	$19,034	$159,239

Three Months Ended	Asia	North America	Europe	Consolidated
June 30, 2011
Total sales	$150,015	$37,224	$61,710	$248,949
Inter-company sales	(24,128)	(15,878)	(39,137)	(79,143)

Net sales	$125,887	$21,346	$22,573	$169,806

As Of And For The Six Months Ended	Asia	North America	Europe	Consolidated
June 30, 2012
Total sales	$273,071	$65,802	$84,450	$423,323
Inter-company sales	(40,052)	(31,045)	(48,324)	(119,421)

Net sales	$233,019	$34,757	$36,126	$303,902

Property, plant and equipment	$168,596	$31,127	$27,220	$226,943

Total assets	$517,232	$119,600	$222,961	$859,793

As Of And For The Six Months Ended	Asia	North America	Europe	Consolidated
June 30, 2011
Total sales	$281,570	$72,597	$110,473	$464,640
Inter-company sales	(38,577)	(31,210)	(63,492)	(133,279)

Net sales	$242,993	$41,387	$46,981	$331,361

Property, plant and equipment	$162,654	$34,459	$32,680	$229,793

Total assets	$512,542	$183,362	$227,160	$923,064

Geographic Information

Revenues were derived from (billed to) customers located in the following countries (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended June 30,		Net Sales
	2012	2011	2012	2011
China	$51,658	$53,129	32%	31%
Taiwan	31,667	36,581	20%	22%
United States	27,926	29,928	18%	18%
Korea	11,632	10,422	7%	6%
U.K.	7,853	8,510	5%	5%
Singapore	6,831	6,027	4%	3%
Germany	6,157	7,999	4%	5%
All Others (1)	15,515	17,210	10%	10%

Total	$159,239	$169,806	100%	100%

	Net Sales
	for the Six Months		Percentage of
	Ended June 30,		Net Sales
	2012	2011	2012	2011
China	$100,810	$100,565	33%	30%
Taiwan	63,448	74,261	21%	23%
United States	56,196	56,457	19%	17%
Korea	21,853	20,189	7%	6%
U.K.	12,978	17,228	4%	5%
Germany	12,939	17,456	4%	5%
Singapore	11,476	11,589	4%	4%
All Others (1)	24,202	33,616	8%	10%

Total	$303,902	$331,361	100%	100%

(1)	Represents countries with less than 3% of the total revenues each.

NOTE I – Commitments

Purchase commitments – As of June 30, 2012, the Company had approximately $29 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.

Other commitments – During 2010, the Company entered into an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, the Company agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for the purpose of providing surface mounted component production, assembly and testing, and integrated circuit assembly and testing in Chengdu, People’s Republic of China. This is a long-term, multi-year project that will provide additional capacity for the Company as needed. In order to qualify for certain financial incentives, the Company is obligated to contribute approximately $48 million in invested capital by December 14, 2012. As of June 30, 2012, the Company has contributed approximately $33 million, of which $28 million has been invested in capital expenditures.

NOTE J—Employee Benefit Plans

Defined Benefit Plan

The Company has a contributory defined benefit plan that covers certain employees in the United Kingdom (“U.K.”). The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions regarding the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.

For the six months ended June 30, 2012, net period benefit costs associated with the defined benefit plan were approximately $0 million.

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2011	$109,877
Service cost	158
Interest cost	2,821
Actuarial gain	3,048
Benefits paid	(1,832)
Currency changes	994

Benefit obligation at June 30, 2012	$115,066

Change in plan assets:
Fair value of plan assets at December 31, 2011	$96,384
Actual return on plan assets	1,850
Employer contribution	1,103
Benefits paid	(1,832)
Currency changes	886

Fair value of plan assets at June 30, 2012	$98,391

Underfunded status at June 30, 2012	$(16,675)

Based on an actuarial study performed as of June 30, 2012, the plan is underfunded and a liability is reflected in the Company’s consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of June 30, 2012 was 4.8%.

The following are weighted-average assumptions used to determine net periodic benefit costs for the six months ended June 30, 2012:

Discount rate	5.1%
Expected long-term return on plan assets	5.6%

During the second quarter of 2012, the Company adopted a payment plan with the trustees of the defined benefit plan, in which the Company will pay approximately £2 million GBP (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) every year from 2012 through 2019.

The Company also has pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, are not included in the figures or assumptions above.

Deferred Compensation

The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At June 30, 2012, these investments totaled approximately $3 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE K—Related Parties

The Company conducts business with a related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), that owned approximately 18% of the Company’s outstanding Common Stock as of June 30, 2012. The Company also conducts business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is the Company’s 5% joint venture partner in the Company’s Shanghai manufacturing facilities. In addition, the Company conducts business with a related party company, Eris. The Company owned approximately 41% of Eris’s outstanding Common Stock as of June 30, 2012.

The Audit Committee of the Company’s Board reviews all related party arrangements for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time.

Lite-On Semiconductor Corporation – During both the six months ended June 30, 2012 and 2011, the Company sold products to LSC totaling approximately 0% and 0% of its net sales, respectively. Net sales have decreased in recent years due to fewer wafers being sold to LSC and more wafers being used for internal consumption. Also, for the six months ended June 30, 2012 and 2011, approximately 3% and 6%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC one of the Company’s largest suppliers.

Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$274	$505	$321	$952
Purchases	$9,001	$9,541	$16,419	$18,494

Keylink International (B.V.I.) Inc. – During the six months ended June 30, 2012 and 2011, the Company sold products to Keylink totaling approximately 3% and 0% of its net sales, respectively. Net sales increased in 2012 compared to 2011 due to the renewed business activity that had ceased during most of 2011. Also, for both the six months ended June 30, 2012 and 2011, approximately 1% of the Company’s net sales were from semiconductor products purchased from Keylink for subsequent sale. In addition, the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (including, but not limited to, metal plating and environmental services) to Keylink. The Company also pays a consulting fee to Keylink. The aggregate amounts for these services for both the six months ended June 30, 2012 and 2011 were approximately $8 million.

Net sales to, and purchases from, Keylink are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$4,971	$18	$9,443	$1,204
Purchases	$2,323	$3,017	$4,127	$5,880

Eris Technology Corporation—The Company subcontracts to Eris some of its wafers for assembly and test and also purchases finished goods not sourced from the Company’s wafers. With respect to assembly and test fees and the finished goods purchases, the Company paid Eris approximately $8 million for both the six months ended June 30, 2012 and 2011.

Accounts receivable from, and accounts payable to, LSC, Eris and Keylink are as follows (in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable
LSC	$264	$133
Keylink	9,557	11,237

	$9,821	$11,370

Accounts payable
LSC	$6,594	$5,106
Keylink	5,774	6,002
Eris	5,491	5,832

	$17,859	$16,940

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

Highlights

•

Net sales for the three months ended June 30, 2012 was $159 million, a decrease of $11 million, or 6%, over the same period last year, and a sequential increase of 10% compared to the $145 million in the first quarter of 2012;

•	Net sales for the six months ended June 30, 2012 was $304 million, a decrease of $27 million, or 8%, over the same period last year;

•

Gross profit for the three months ended June 30, 2012 was $41 million, a decrease of $15 million, or 27%, over the same period last year, and a sequential increase of 22% compared to the $34 million in the first quarter of 2012;

•	Gross profit for the six months ended June 30, 2012 was $75 million, a decrease of $38 million, or 34%, over the same period last year;

•	Gross profit margin for the three months ended June 30, 2012 was 26%, a decrease of 7% over the same period last year, and a sequential increase of 3% compared to the first quarter of 2012;

•	Gross profit margin for the six months ended June 30, 2012 was 25%, a decrease of 9% over the same period last year;

•

Net income attributable to common stockholders for the three months ended June 30, 2012 was $7 million, or $0.14 per diluted share, compared to the same period last year, which was $18 million, or $0.38 per diluted share, and first quarter of 2012 net income of $5 million, or $0.10 per diluted share;

•

Net income attributable to common stockholders for the six months ended June 30, 2012 was $12 million, or $0.25 per diluted share, compared to the same period last year, which was $38 million, or $0.80 per diluted share;

•	Cash flows from operating activities was $17 million for the three months ended June 30, 2012; and

•	Cash flows from operating activities was $30 million for the six months ended June 30, 2012.

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

First Two Quarters of 2012

Late in the first quarter of 2012, we began to see signs of a recovery in our end markets. We took advantage of this renewed strength by significantly reducing our lower margin finished goods inventory, which helped to support revenue and secure incremental market share gains. As a result, we achieved moderate sequential revenue growth, which is significantly better than the typical seasonal slowness. However, our decision to reduce inventory combined with the increased pricing pressure and lower utilization continued to impact margins during the quarter. We believe the first quarter represents the low point in the cycle and that overall demand is beginning to improve across all of our geographies. As such, we have shifted our strategy back to our growth model to aggressively capture additional market share. We have begun adding capacity for new, more advanced packaging at our Shanghai facilities to support our anticipated growth. As the demand and pricing environment improves further, we will transition available capacity to higher margin products to enhance our product mix and margins going forward.

During the second quarter of 2012 we had 10% sequential growth in net sales driven by improved demand across all of our geographies and end markets as we continued to gain market share. The second quarter benefited from the ramping of new projects for our products used in smartphones and tablets, where we are very well positioned. Our growth is particularly noteworthy considering our stronger than seasonal results in the first quarter, which was the low point in the demand cycle. Margins also improved in the second quarter as we began to slowly shift to higher margin products, while also benefiting from new product initiatives and manufacturing efficiency improvements. In addition, we expect continued growth in the third quarter of 2012 and have made targeted capital expenditures in our Shanghai facilities to increase capacity for specific packages and products.

Business Outlook

Although uncertainty remains regarding the global economic environment for the second half of 2012, we remain focused on increasing design win activity, gaining market share and overall efficiencies. As we look to the second half of 2012, we are approaching the challenging environment cautiously as we began to see demand moderate in June and growth in China is proving to be softer than expected. That said, we remain focused on executing on our profitable growth model and expect revenue in the third quarter to increase to a range between $162 million and $170 million. We expect gross margin to be 28%, plus or minus 2%. Operating expenses in third quarter are expected to be 21.4% of revenue, plus or minus 1%. We expect our income tax rate to range between 7% and 13%, and shares used to calculate GAAP EPS for the third quarter are anticipated to be approximately 47.2 million.

Factors Relevant to Our Results of Operations

The following has affected, and, we believe, will continue to affect, our results of operations:

•

Net sales for the six months ended June 30, 2012 was $304 million, compared to $331 million in the same period last year. This decrease in net sales mainly reflects the decrease in demand for our products in all geographic regions, primarily in the consumer and computing markets, during the first six months of 2012 compared to the first six months of 2011.

•

Our gross profit margin was 25% for the six months ended June 30, 2012, compared to 34% in the same period last year. Our gross margin percentage decreased over the same period last year due to a weaker pricing environment and increased manufacturing costs. Future gross profit margins will depend primarily on market prices, our product mix, manufacturing cost savings, and the demand for our products.

•

For the six months ended June 30, 2012, our capital expenditures, excluding capital expenditures related to our investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”), were approximately 7% of our net sales, which is lower than our historical 10% to 12% of net sales model. For 2012, we expect capital expenditures, excluding capital expenditures related to our investment agreement, to be at the low end of our historical model.

•

For the six months ended June 30, 2012 and 2011, the percentage of our net sales derived from our Asian subsidiaries was 77% and 73%, respectively. In the near future, we expect our percentage of net sales to the Asian market to remain approximately the same. Europe accounted for approximately 12% of our revenues for the six months ended June 30, 2012, compared to 15% in the same period last year. In addition, North America accounted for approximately 11% of our revenues for the six months ended June 30, 2012, compared to 12% in the same period last year.

•

As of June 30, 2012, we had invested approximately $374 million in our manufacturing facilities in Asia. For the six months ended June 30, 2012, we invested approximately $28 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on, among other factors, product demand and new product developments.

•

For the six months ended June 30, 2012, our original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for approximately 45% of our net sales, while our global network of distributors accounted for approximately 55% of our net sales.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

The following table sets forth, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three Months Ended June 30,		Increase (Decrease)
	2012	2011	‘11 to ‘12
Net sales	100%	100%	(6)
Cost of goods sold	(74)	(67)	4

Gross profit	26	33	(26)
Operating expenses	(21)	(18)	8

Income from operations	5	15	(67)
Other income (expense)	—	(1)	(115)

Income before income taxes and noncontrolling interest	5	14	(64)
Income tax provision	(1)	(3)	(82)

Net income	4	11	(59)
Net income attributable to noncontrolling interest	—	—	41

Net income attributable to common stockholders	4	11	(63)

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2012, compared to the three months ended June 30, 2011. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2012	2011
Net Sales	$159,239	$169,806

Net sales decreased approximately $11 million for the three months ended June 30, 2012, compared to the same period last year. The 6% decrease in net sales was due to an approximately 9% decrease in average selling price (“ASP”), partially offset by a 3% increase in units sold. The revenue decrease for the three months ended June 30, 2012 was attributable to general market slowdown on a global basis, primarily in the consumer and computing markets, causing larger than normal pricing declines.

	2012	2011
Cost of goods sold	$118,211	$114,191
Gross profit	$41,028	$55,615
Gross profit margin	26%	33%

Cost of goods sold increased approximately $4 million, or 4%, for the three months ended June 30, 2012, compared to the same period last year. As a percent of sales, cost of goods sold increased to 74% for the three months ended June 30, 2012, compared to 67% in the same period last year, and our average unit cost (“AUP”) increased 1% due to product mix and increased manufacturing costs.

For the three months ended June 30, 2012, gross profit decreased by approximately $15 million, or 26%, compared to the same period last year. Gross margin decreased to 26% for the three months ended June 30, 2012, compared to 33% for the same period last year. This decrease is mainly due to a weaker pricing environment and increased manufacturing costs.

	2012	2011
Operating expenses	$32,751	$30,261

Operating expenses for the three months ended June 30, 2012 increased approximately $2 million compared to the same period last year. Of the components within operating expenses, selling, general and administrative expenses (“SG&A”) increased approximately $2 million, and research and development expenses (“R&D”) also increased approximately $2 million. In addition, included in operating expenses for 2012 is a gain of approximately $1 million on the sale of assets. SG&A, as a percentage of sales, increased to 16% for the three months ended June 30, 2012, compared to 13% in the same period last year, and R&D, as a percentage of sales, increased to 5% for the three months ended June 30, 2012, compared to 4% in the same period last year.

	2012	2011
Other income (expenses)	$278	$(1,913)

Other income for the three months ended June 30, 2012 was less than $1 million, compared to other expenses of approximately $2 million in the same period last year. For the three months ended June 30, 2011, other expense included approximately $2 million for the amortization of debt discount related to our convertible senior notes, which were repurchased in 2011.

	2012	2011
Income tax provision	$856	$4,718

We recognized income tax expense of approximately $1 million for the three months ended June 30, 2012, compared to approximately $5 million income tax expense in the same period last year. The estimated effective tax rate is 10% for the three months ended June 30, 2012, compared to 20% in the same period last year. Our effective tax rates for the three months ended June 30, 2012 and 2011, respectively, were lower than the U.S. statutory tax rate of 35%, principally from the impact of higher income in lower-taxed jurisdictions and the benefit of losses in higher-taxed jurisdictions.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

The following table sets forth, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Six Months Ended June 30,		Increase (Decrease)
	2012	2011	‘11 to ‘12
Net sales	100%	100%	(8)
Cost of goods sold	(75)	(66)	5

Gross profit	25	34	(34)
Operating expenses	(20)	(18)	3

Income from operations	5	16	(74)
Other income (expense)	—	(2)	(119)

Income before income taxes and noncontrolling interest	5	14	(70)
Income tax provision	(1)	(2)	(85)

Net income	4	12	(66)
Net income attributable to noncontrolling interest	—	—	32

Net income attributable to common stockholders	4	12	(69)

The following discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2012	2011
Net Sales	$303,902	$331,361

Net sales decreased approximately $27 million for the six months ended June 30, 2012, compared to the same period last year. The 8% decrease in net sales represented an approximately 15% decrease in ASP, partially offset by an 8% increase in units sold. The revenue decrease for the six months ended June 30, 2012 was attributable to a general market slowdown on a global basis, primarily in the consumer and computing markets, causing larger than normal pricing declines.

	2012	2011
Cost of goods sold	$229,168	$331,361
Gross profit	$74,734	$113,008
Gross profit margin	25%	34%

Cost of goods sold increased approximately $11 million, or 5%, for the six months ended June 30, 2012, compared to the same period last year. As a percent of sales, cost of goods sold increased to 75% for the six months ended June 30, 2012, compared to 66% in the same period last year, and AUP decreased 3% due to product mix.

For the six months ended June 30, 2012, gross profit decreased by approximately $38 million, or 34%, compared to the same period last year. Gross margin decreased to 25% for the six months ended June 30, 2012, compared to 34% for the same period last year. This decrease is mainly due to a weaker pricing environment and increased manufacturing costs.

	2012	2011
Operating expenses	$60,957	$59,324

Operating expenses for the six months ended June 30, 2012 increased approximately $2 million compared to the same period last year. Of the components within operating expenses, selling, general and administrative expenses (“SG&A”) increased approximately $3 million, and research and development expenses (“R&D”) also increased approximately $2 million. In addition, included in other operating (income) expenses for 2012 is a gain of approximately $4 million on the sale of assets. SG&A, as a percentage of sales, increased to 15% for the six months ended June 30, 2012, compared to 13% in the same period last year, and R&D, as a percentage of sales, increased to 5% for the six months ended June 30, 2012, compared to 4% in the same period last year.

	2012	2011
Other income (expenses)	$965	$(5,144)

Other income for the six months ended June 30, 2012 was approximately $1 million, compared to other expenses of approximately $5 million in the same period last year. For the six months ended June 30, 2011, other expense included approximately $4 million for the amortization of debt discount related to our convertible senior notes, which were repurchased in 2011.

	2012	2011
Income tax provision	$1,474	$9,553

We recognized income tax expense of approximately $1 million for the six months ended June 30, 2012, compared to approximately $10 million in the same period last year. The estimated effective tax rate is approximately 10% for the six months ended June 30, 2012, compared to approximately 20% in the same period last year. Our effective tax rates for the six months ended June 30, 2012 and 2011 were lower than the U.S. statutory tax rate of 35%, due primarily from the impact of higher income in lower-taxed jurisdictions and the benefit of losses in higher-taxed jurisdictions.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. credit agreement consisting of a $10 million revolving credit facility and a $10 million uncommitted facility with $10 million outstanding borrowings, and an outstanding $40 million term loan. The revolving credit facility and the uncommitted facility have a maturity date of January 17, 2013 and the term loan has a maturity date of January 17, 2015. In addition, we have foreign credit facilities with borrowing capacities of approximately $51 million with $1 million outstanding borrowings and $3 million used for import and export guarantees. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2011 and June 30, 2012, our working capital was $317 million and $373 million, respectively. Our working capital increased in the first six months of 2012 primarily due to the increase in cash and cash equivalents, mainly due to a draw down on our $40 million term loan, which was partially offset by the repayment on lines of credit of $8 million. We expect cash generated by our operations, together with existing cash, cash equivalents and available credit facilities, to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the six months ended June 30, 2012 and 2011 were $31 million and $54 million, respectively, which includes $10 million and $5 million, respectively, of capital expenditures related to the investment agreement with the Management Committee of the CDHT. Capital expenditures, excluding capital expenditures related to the investment agreement, in the first six months of 2012 were approximately 7% of our net sales and were primarily related to manufacturing expansion in our facilities in China.

For the six months ended June 30, 2012, we purchased approximately $6 million worth of additional shares of common stock of Eris Technology Corporation (“Eris”). As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire product lines or companies in order to enhance our portfolio and accelerate our new offerings, which could have a material impact on liquidity. See Note E of the “Notes to Consolidated Condensed Financial Statements” of this Quarterly Report for additional information about Eris and Part I, Item 1 of our Annual Report for additional information about our strategy.

Discussion of Cash Flow

Cash and cash equivalents increased from $130 million at December 31, 2011 to $168 million at June 30, 2012 primarily from cash provided by operating and financing activities, offset in part by cash used by investing activities.

A summary of the consolidated condensed statements of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2012	2011	Change
Net cash provided by operating activities	$30,271	$48,082	$(17,811)
Net cash used by investing activities	(25,705)	(44,897)	19,192
Net cash provided by financing activities	33,911	13,349	20,562
Effect of exchange rates on cash and cash equivalents	306	2,931	(2,625)

Net increase in cash and cash equivalents	$38,783	$19,465	$19,318

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 was $30 million, resulting primarily from $13 million of net income, $31 million in depreciation and amortization and an increase in accounts payable, offset partially by an increase in accounts receivable. Net cash provided by operating activities was $48 million for the same period last year, resulting primarily from $39 million of net income and $29 million in depreciation and amortization, offset partially by a $27 million increase in operating assets.

Investing Activities

Net cash used by investing activities was $26 million for the six months ended June 30, 2012, compared to net cash used by investing activities of $45 million for the same period last year. This decrease in net cash used was due primarily to approximately $24 million less cash used for purchases of property, plant and equipment for the six months ended June 30, 2012.

Financing Activities

Net cash provided by financing activities was $34 million for the six months ended June 30, 2012, compared to net cash provided by financing activities of $13 million in the same period last year. This increase in net cash provided by financing activities was due primarily to a $40 million draw down on our term loan, which was partially offset by the repayment on lines of credit of $8 million.

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

•	Restrictions in our credit facilities may limit our business and financial activities, including our ability to obtain additional capital in the future.

•	Our business benefits from certain Chinese government incentives. Expiration of, or changes to, these incentives could adversely affect our results of operations and financial condition.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except for the following:

Our business benefits from certain Chinese government incentives. Expiration of, or changes to, these incentives could adversely affect our results of operations and financial condition.

The Chinese government has provided various incentives to technology companies, including our manufacturing facilities located in Shanghai, China, in order to encourage development of the high-tech industry. These incentives include reduced tax rates and other measures. As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as our manufacturing facilities continue to maintain their High and New Technology Enterprise “HNTE” status. One of our Shanghai facilities have been approved for its HNTE status for the tax years 2011-2013, while our other Shanghai facility is currently reapplying for its HNTE status for the tax years 2012-2014. In addition, any prior years that have already been approved are subject to audits to ensure all requirements are met. If we were to no longer meet the HNTE requirements, our statutory tax rate for these facilities would increase to 25%, which would adversely affect our results of operations and financial condition. The impact of our HNTE status, also called tax holidays, decreased our tax expense by approximately $4 million for the six months ended June 30, 2012. The benefit of the tax holidays on both basic and diluted earnings per share for the six months ended June 30, 2012 was approximately $0.08.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We may from time to time seek to repurchase our Common Stock in the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

There have been no repurchases of our Common Stock during the second quarter of 2012.

Item 3.	Defaults Upon Senior Securities

There are no matters to be reported under this heading.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

There are no matters to be reported under this heading.

Item 6.	Exhibits

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

10.1	Construction Design Consulting Agreement between Diodes Technology (Chengdu) Company Limited and LiteOn Technology Corporation.	10-Q		10.1	X

10.2	Diodes Zetex Pension Scheme Recovery plan, dated February 28, 2012, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-Q		10.2	X

10.3	Diodes Zetex Pension Scheme Schedule of contributions, dated March 28, 2012, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-Q		10.3	X

10.4	Framework Agreement, dated March 26, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, Diodes Incorporated, HR Trustees Limited, and Trustees	10-Q		10.4	X

10.5	Guarantee, dated March 26, 2012, among Diodes Zetex Semiconductors Limited, Diodes Zetex Limited, HR Trustees Limited, and Trustees	10-Q		10.5	X

10.6	Diodes Zetex Pension Scheme Information Protocol, dated April 10, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, Diodes Incorporated, HR Trustees Limited and Trustees	10-Q		10.6	X

10.7	Legal Charge, dated March 26, 2012, among Zetex Semiconductors Limited, HR Trustees Limited, and Trustees	10-Q		10.7	X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document				X

101.SCH**	XBRL Taxonomy Extension Schema				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

*	A certification furnished pursuant to Item 601 of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

DIODES INCORPORATED (Registrant)

By:	/s/ Richard D. White	August 9, 2012
RICHARD D. WHITE
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer and Principal Financial and
Chief Accounting Officer)