Form 10-Q
period 2012-09-30
DIODES INC /DEL/
filed 2012-11-09
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s Common Stock outstanding as of November 2, 2012 was 46,010,815.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$168,266	$129,510
Accounts receivable, net	157,001	132,408
Inventories	158,116	140,337
Deferred income taxes, current	6,217	5,450
Prepaid expenses and other	28,910	19,093

Total current assets	518,510	426,798

PROPERTY, PLANT AND EQUIPMENT, net	246,578	225,393

DEFERRED INCOME TAXES, non-current	26,863	26,863

OTHER ASSETS
Goodwill	77,738	67,818
Intangible assets, net	40,078	24,197
Other	13,400	21,995

Total assets	$923,167	$793,064

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (cont’)

LIABILITIES AND EQUITY

(In thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT LIABILITIES
Lines of credit	$7,101	$8,000
Accounts payable	87,120	66,063
Accrued liabilities	39,116	30,793
Income tax payable	—	4,855

Total current liabilities	133,337	109,711

LONG-TERM DEBT, net of current portion	43,059	2,857
CAPITAL LEASE OBLIGATIONS, net of current portion	861	1,082
OTHER LONG-TERM LIABILITIES	35,347	30,699

Total liabilities	212,604	144,349

COMMITMENTS AND CONTINGENCIES

EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock—par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—par value $0.66 2/3 per share; 70,000,000 shares authorized; 45,998,878 and 45,432,252 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	30,667	30,423
Additional paid-in capital	275,198	263,455
Retained earnings	395,721	375,644
Accumulated other comprehensive loss	(34,072)	(35,762)

Total Diodes Incorporated stockholders’ equity	667,514	633,760
Noncontrolling interest	43,049	14,955

Total equity	710,563	648,715

Total liabilities and equity	$923,167	$793,064

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET SALES	$166,617	$160,577	$470,519	$491,938

COST OF GOODS SOLD	123,012	115,383	352,180	333,736

Gross profit	43,605	45,194	118,339	158,202

OPERATING EXPENSES
Selling, general and administrative	25,796	23,404	72,702	67,389
Research and development	9,084	7,304	24,466	20,355
Other operating (income) expenses	1,203	1,120	(155)	3,408

Total operating expenses	36,083	31,828	97,013	91,152

Income from operations	7,522	13,366	21,326	67,050

OTHER INCOME (EXPENSES)	1,923	(2,300)	2,861	(7,444)

Income before income taxes and noncontrolling interest	9,445	11,066	24,187	59,606

INCOME TAX PROVISION	509	359	1,983	9,912

NET INCOME	8,936	10,707	22,204	49,694

Less: NET INCOME attributable to noncontrolling interest	(383)	(750)	(2,127)	(2,072)

NET INCOME attributable to common stockholders	$8,553	$9,957	$20,077	$47,622

EARNINGS PER SHARE attributable to common stockholders
Basic	$0.19	$0.22	$0.44	$1.05

Diluted	$0.18	$0.21	$0.43	$1.02

Number of shares used in computation
Basic	45,997	45,603	45,702	45,252

Diluted	46,995	47,093	46,901	46,875

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$8,936	$10,707	$22,204	$49,694
Translation adjustment	4,873	(6,852)	5,277	(621)
Unrealized gain (loss) on defined benefit plan, net of tax	375	(3,783)	(3,588)	1,347

Comprehensive income	14,184	72	23,893	50,420
Less: Comprehensive income attributable to noncontrolling interest	(383)	(750)	(2,127)	(2,072)

Total comprehensive income (loss) attributable to common stockholders	$13,801	$(678)	$21,766	$48,348

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES	$47,866	$65,053

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	(4,653)	—
Purchases of property, plant and equipment	(42,889)	(69,802)
Purchase of equity securities	(3,413)	(13,482)
Proceeds from sale of property, plant and equipment	1,966	19
Proceeds from sale of intangibles	2,122	—
Other	185	64

Net cash used by investing activities	(46,682)	(83,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	2,629	10,000
Repayments on lines of credit	(8,000)	(10,000)
Borrowings of long-term debt	70,000	—
Repayments of long-term debt	(30,317)	(134,369)
Net proceeds from issuance of common stock	1,306	3,352
Other	(219)	282

Net cash provided by (used by) financing activities	35,399	(130,735)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,173	2,879

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,756	(146,004)
CASH AND CASH EQUIVALENTS, beginning of period	129,510	270,901

CASH AND CASH EQUIVALENTS, end of period	$168,266	$124,897

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$(5,963)	$(4,075)

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2012. The consolidated condensed financial data at December 31, 2011 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recently Issued Accounting Pronouncements

During the first quarter of 2012, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 requires an other comprehensive income statement to be included with the income statement, which together will make a statement of total comprehensive income, or separate from the income statement, but the two statements will have to appear consecutively within a financial report. The Company elected to present other comprehensive income as a separate statement from the income statement.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other. ASU No. 2012-02 will allow the Company the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. Determining that it is more likely than not that an indefinite-lived intangible asset is impaired will require quantitative impairment testing, otherwise, no further action will be required. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 18, 2012, with early adoption permitted. The adoption is not expected to have an impact on the Company’s consolidated financial statements.

NOTE B – Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	45,997	45,603	45,702	45,252
Net income attributable to common stockholders	$8,553	$9,957	$20,077	$47,622

Earnings per share attributable to common stockholders	$0.19	$0.22	$0.44	$1.05

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	45,997	45,603	45,702	45,252
Add: Assumed exercise of stock options and stock awards	998	1,490	1,199	1,623

	46,995	47,093	46,901	46,875
Net income attributable to common stockholders	$8,553	$9,957	$20,077	$47,622

Earnings per share attributable to common stockholders	$0.18	$0.21	$0.43	$1.02

NOTE C – Inventories

Inventories stated at the lower of cost or market value are as follows (in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$75,493	$65,373
Work-in-progress	27,800	22,937
Finished goods	54,823	52,027

Total	$158,116	$140,337

NOTE D – Goodwill and Intangible Assets

Changes in goodwill are as follows (in thousands):

Balance at December 31, 2011	$67,818
Acquisitions	7,749
Currency exchange	2,171

Balance at September 30, 2012	$77,738

Intangible assets are as follows (in thousands):

Balance at September 30, 2012:		Balance at December 31, 2011:
Intangible assets subject to amortization:		Intangible assets subject to amortization:
Gross carrying amount	$63,829	Gross carrying amount	$48,664
Accumulated amortization	(22,439)	Accumulated amortization	(19,193)
Currency exchange	(7,137)	Currency exchange	(7,760)

Net value	34,253	Net value	21,711

Intangible assets with indefinite lives:		Intangible assets with indefinite lives:
Gross carrying amount	6,403	Gross carrying amount	3,162
Currency exchange	(578)	Currency exchange	(676)

Total	5,825	Total	2,486

Total intangible assets, net	$40,078	Total intangible assets, net	$24,197

Amortization expense related to intangible assets subject to amortization was approximately $1 million for the three months ended September 30, 2012 and 2011, and approximately $3 million for the nine months ended September 30, 2012 and 2011.

NOTE E – Business Combination

Eris Technology Corporation (“Eris”)

Prior to August 31, 2012, the Company owned less than 50% of the outstanding common stock of Eris, a publicly traded company listed on Taiwan’s GreTai Securities Market that provides design, manufacturing and after-market services for diode products. The Company elected the fair value option to account for its less than 50% ownership that otherwise would have been accounted for under the equity method of accounting.

On August 31, 2012, the Company acquired approximately 51% of the outstanding common stock of Eris. The Company has accounted for the additional purchase of shares as a business combination achieved in stages (“step acquisition”) and consolidated Eris beginning September 1, 2012. The consolidated revenue for Eris for the three and nine months ended September 30, 2012 was approximately $1 million. The Company may from time to time seek to purchase additional shares of Eris common stock in the open market, in privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, and other factors. The amounts involved may be material.

The Company’s purpose for obtaining a controlling interest in Eris was to expand its semiconductor product offerings and to maximize its market opportunities. In addition, the Company’s main interest in Eris is for its automatic manufacturing capabilities in test and assembly for various diode products. The business scope for Eris comprises Schottky Diodes, TVS Diodes, Zener Diodes, Bridge Diodes, Wafers, LEDs and the relevant devices.

Under the accounting guidance for step acquisitions, the Company is required to record all assets acquired, liabilities assumed, and noncontrolling interests at fair value, and recognize the entire goodwill of the acquired business. The step acquisition guidelines also require that the Company remeasure its preexisting investment in Eris at fair value, and recognize any gains or losses from such remeasurement. The fair value of the Company’s interest immediately before the closing date was $27 million, which resulted in the Company recognizing a non-cash gain of approximately $2 million within other income (expense) for the three months ended September 30, 2012. Fair value is the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The shares of Eris common stock were valued under the fair value hierarchy as a Level 1 Input, which is the quoted price (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 Input fair value measurements were used to measure both the fair value of the Company’s preexisting investment and the fair value of the noncontrolling interest.

The Company recorded $8 million of goodwill (which is not deductible for tax purposes) and $18 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist primarily of finite-lived intangibles of $15 million for developed technology and customer relationships to be amortized on a straight-line basis over a period of 12 years and 10 years, respectively. In addition, an indefinite-lived trade name in the amount of $3 million was also recorded. The fair value of the significant identified intangible assets was estimated by using the market approach, income approach and cost approach valuation methodologies. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved.

Prior to the Company obtaining a controlling financial interest in Eris, it treated Eris as a related party. The Company subcontracted to Eris some of its wafers for assembly and test and also purchased finished goods not sourced from the Company’s wafers. With respect to assembly and test fees and the finished goods purchases, the Company paid Eris approximately $10 million during 2012, prior to obtaining a controlling financial interest.

A final determination of the allocation of the purchase price to the assets acquired and liabilities assumed has not been made and is considered preliminary. The final determination is subject to the completion of the valuation of the assets acquired and liabilities assumed, which is expected to be completed by the end of the fiscal year 2012.

Unaudited pro forma results of operations assuming this acquisition had taken place at the beginning of each period are not provided as this acquisition does not meet the definition of a material business combination.

NOTE F – Income Tax Provision

Income tax expense of approximately $1 million and $0 million was recorded for the three months ended September 30, 2012 and 2011, respectively, and income tax expense of approximately $2 million and $10 million was recorded for the nine months ended September 30, 2012 and 2011, respectively. This resulted in an effective tax rate of 8% for the nine months ended September 30, 2012, as compared to 17% in the same period last year and compared to 16% for the full year of 2011. Our effective tax rates for the nine months ended September 30, 2012 and 2011, respectively, were lower than the U.S. statutory tax rate of 35%, principally from the impact of higher income in lower-taxed jurisdictions and the benefit of losses in higher-taxed jurisdictions.

For the nine months ended September 30, 2012, the Company reported domestic and foreign pre-tax income (loss) of approximately $(20) million and $44 million, respectively. For the nine months ended September 30, 2011, the Company reported domestic and foreign pre-tax income (loss) of approximately $(20) million and $80 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries; accordingly, U.S. taxes are not being recorded on undistributed foreign earnings.

The impact of tax holidays decreased the Company’s tax expense by approximately $5 million and $6 million for the nine months ended September 30, 2012 and 2011, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the nine months ended September 30, 2012 was approximately $0.11. The benefit of the tax holidays on both basic and diluted earnings per share for the nine months ended September 30, 2011 was approximately $0.13.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of September 30, 2012, the gross amount of unrecognized tax benefits was approximately $12 million.

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

NOTE G – Share-Based Compensation

The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of sales	$126	$112	$331	$287
Selling and administrative expense	3,170	3,259	9,417	9,088
Research and development expense	299	272	931	735

Total share-based compensation expense	$3,595	$3,643	$10,679	$10,110

Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date, and expense was estimated on the date of grant using the Black-Scholes-Merton option pricing model.

The total net cash proceeds received from stock option exercises during the nine months ended September 30, 2012 was approximately $1 million. Stock option expense was approximately $1 million for both the three months ended September 30, 2012 and 2011, and approximately $4 million and $3 million for the nine months ended September 30, 2012 and 2011, respectively.

A summary of the stock option plans is as follows:

Stock Options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	3,587	$16.69	5	$22,299
Granted	401	19.31
Exercised	(273)	4.81		4,249
Forfeited or expired	—	—
Outstanding at September 30, 2012	3,715	$17.84	5	$9,115

Exercisable at September 30, 2012	2,711	$16.47	4	$8,887

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

As of September 30, 2012, total unrecognized stock-based compensation expense related to unvested stock options, net of forfeitures, was approximately $11 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3 years.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

The total fair value of restricted stock awards vested during the nine months ended September 30, 2012 was approximately $6 million. Share grant expense for both the three months ended September 30, 2012 and 2011 was approximately $2 million. Share grant expense for both the nine months ended September 30, 2012 and 2011 was approximately $7 million.

A summary of the Company’s non-vested share grants is as follows:

Share Grants	Shares (000)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested at January 1, 2012	623	$22.91	$14,279
Granted	380	18.82
Vested	(294)	21.71	6,373
Forfeited	(23)	22.07

Non-vested at September 30, 2012	686	$21.19	$14,529

As of September 30, 2012, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $22 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3 years.

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

The Company’s primary operations include the domestic operations in Asia, North America and Europe.

Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended September 30, 2012	Asia	North America	Europe	Consolidated
Total sales	$149,695	$36,100	$36,462	$222,257
Inter-company sales	(17,312)	(18,579)	(19,749)	(55,640)

Net sales	$132,383	$17,521	$16,713	$166,617

Three Months Ended September 30, 2011	Asia	North America	Europe	Consolidated
Total sales	$145,562	$34,559	$47,155	$227,276
Inter-company sales	(25,674)	(15,111)	(25,914)	(66,699)

Net sales	$119,888	$19,448	$21,241	$160,577

As Of And For The Nine Months Ended September 30, 2012	Asia	North America	Europe	Consolidated
Total sales	$422,765	$101,902	$120,913	$645,580
Inter-company sales	(57,364)	(49,624)	(68,073)	(175,061)

Net sales	$365,401	$52,278	$52,840	$470,519

Property, plant and equipment	$190,408	$29,773	$26,397	$246,578

Total assets	$561,004	$133,192	$228,971	$923,167

As Of And For The Nine Months Ended September 30, 2011	Asia	North America	Europe	Consolidated
Total sales	$427,132	$107,156	$157,628	$691,916
Inter-company sales	(64,251)	(46,321)	(89,406)	(199,978)

Net sales	$362,881	$60,835	$68,222	$491,938

Property, plant and equipment	$167,413	$33,562	$30,888	$231,863

Total assets	$485,448	$96,995	$191,286	$773,729

Geographic Information

Revenues were derived from (billed to) customers located in the following countries (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended September 30,		Net Sales
	2012	2011	2012	2011
China	$58,353	$45,842	35%	29%
Taiwan	33,184	32,171	20%	20%
United States	15,856	22,733	10%	14%
Korea	14,701	9,200	8%	6%
Switzerland	14,151	11,962	8%	7%
Singapore	8,412	6,744	5%	4%
U.K.	7,636	7,906	5%	5%
Germany	6,285	7,555	4%	5%
All Others (1)	8,039	16,464	5%	10%

Total	$166,617	$160,577	100%	100%

	Net Sales
	for the Nine Months		Percentage of
	Ended September 30,		Net Sales
	2012	2011	2012	2011
China	$120,787	$116,416	26%	24%
Taiwan	96,632	106,432	21%	22%
United States	45,192	79,190	10%	15%
Switzerland	42,213	41,954	9%	9%
Korea	36,554	29,389	8%	6%
U.K.	20,614	25,134	4%	5%
Singapore	19,888	18,333	4%	4%
Germany	19,224	25,011	4%	5%
All Others (1)	69,415	50,079	14%	10%

Total	$470,519	$491,938	100%	100%

(1)	Represents countries with less than 3% of the total revenues each.

NOTE I – Commitments

Purchase commitments – As of September 30, 2012, the Company had approximately $16 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.

Other commitments – During 2010, the Company entered into an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, the Company agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for the purpose of providing surface mounted component production, assembly and testing, and integrated circuit assembly and testing in Chengdu, People’s Republic of China. This is a long-term, multi-year project that will provide additional capacity for the Company as needed. In order to qualify for certain financial incentives, the Company is obligated to contribute approximately $48 million in invested capital by December 14, 2012. As of September 30, 2012, the Company has contributed approximately $33 million, of which $32 million has been invested in capital expenditure. The Company intends to contribute the remaining required amount through one of its subsidiaries, however, the Company’s plan to contribute the remaining required amount is currently pending the approval from the Chinese government for the completion of the restructuring of the Company’s China corporate entities. Without the Chinese government’s approval to complete the restructuring of the Company’s China corporate entities the Company would be unable to proceed with the intended contribution of the remaining amount. Therefore, the Company expects to request and receive from the CDHT a one-year extension to contribute the remaining required amount.

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

For the nine months ended September 30, 2012, net period benefit costs associated with the defined benefit plan were approximately $0 million.

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2011	$109,877
Service cost	237
Interest cost	4,220
Actuarial gain	3,035
Benefits paid	(2,685)
Currency changes	4,407

Benefit obligation at September 30, 2012	$119,091

Change in plan assets:
Fair value of plan assets at December 31, 2011	$96,384
Actual return on plan assets	3,802
Employer contribution	1,104
Benefits paid	(2,685)
Currency changes	3,819

Fair value of plan assets at September 30, 2012	$102,424

Underfunded status at September 30, 2012	$(16,667)

Based on an actuarial study performed as of September 30, 2012, the plan is underfunded and a liability is reflected in the Company’s consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of September 30, 2012 was 4.6%.

The following are weighted-average assumptions used to determine net periodic benefit costs for the nine months ended September 30, 2012:

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

Deferred Compensation

The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At September 30, 2012, these investments totaled approximately $3 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE K – Related Parties

The Company conducts business with a related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), that owned approximately 18% of the Company’s outstanding Common Stock as of September 30, 2012. The Company also conducts business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is the Company’s 5% joint venture partner in the Company’s Shanghai manufacturing facilities.

The Audit Committee of the Company’s Board reviews all related party arrangements for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time.

Lite-On Semiconductor Corporation – During both the nine months ended September 30, 2012 and 2011, the Company sold products to LSC totaling approximately 0% and 0% of its net sales, respectively. Net sales have decreased in recent years due to fewer wafers being sold to LSC and more wafers being used for internal consumption. Also, for the nine months ended September 30, 2012 and 2011, approximately 3% and 5%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC one of the Company’s largest suppliers.

Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$530	$894	$851	$1,846
Purchases	$9,317	$11,730	$25,736	$30,224

Keylink International (B.V.I.) Inc. – During the nine months ended September 30, 2012 and 2011, the Company sold products to Keylink totaling approximately 3% and 1% of its net sales, respectively. Net sales increased in 2012 compared to 2011 due to the renewed business activity that had ceased during most of 2011. Also, for both the nine months ended September 30, 2012 and 2011, approximately 1% of the Company’s net sales were from semiconductor products purchased from Keylink for subsequent sale. In addition, the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (including, but not limited to, metal plating and environmental services) to Keylink. The Company also pays a consulting fee to Keylink. The aggregate amounts for these services for the nine months ended September 30, 2012 and 2011 were approximately $12 million and $13 million, respectively.

Net sales to, and purchases from, Keylink are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$6,007	$5,898	$15,450	$7,102
Purchases	$2,125	$3,222	$6,252	$9,102

Accounts receivable from, and accounts payable to, LSC and Keylink are as follows (in thousands):

	September 30,	December 31,
	2012	2011
Accounts receivable
LSC	$444	$133
Keylink	11,498	11,237

	$11,942	$11,370

Accounts payable
LSC	$7,159	$5,106
Keylink	5,905	6,002

	$13,064	$11,108

NOTE L – Subsequent Event

During the third quarter, the Company announced that it entered into an agreement to acquire Power Analog Microelectronics, Inc. (“PAM”). PAM is a provider of advanced analog and high-voltage power ICs, and its product portfolio includes Class D audio amplifiers, DC-DC converters and LED backlighting drivers. PAM was founded in Silicon Valley in 2004 and has technical and business centers in Shanghai, Shenzhen, Taipei and Tokyo.

The Company acquired PAM as it believes PAM will strengthen its position as a global provider of high-quality analog products by expanding Diodes’ product portfolio with innovative ‘filter-less’ digital audio amplifiers, application-specific power management ICs, as well as high-performance LED drivers and DC-DC converters.

On October 29, 2012, the Company completed the acquisition of PAM when it paid $16 million, $3 million of which was held back and will be paid over the next two years subject to the satisfaction of certain terms and conditions.

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

Highlights

•

Net sales for the three months ended September 30, 2012 was $167 million, an increase of $6 million, or 4%, over the same period last year, and a sequential increase of 5% compared to the $159 million in the second quarter of 2012;

•	Net sales for the nine months ended September 30, 2012 was $471 million, a decrease of $21 million, or 4%, over the same period last year;

•

Gross profit for the three months ended September 30, 2012 was $44 million, a decrease of $2 million, or 4%, over the same period last year, and a sequential increase of 6% compared to the $41 million in the second quarter of 2012;

•	Gross profit for the nine months ended September 30, 2012 was $118 million, a decrease of $40 million, or 25%, over the same period last year;

•	Gross profit margin for the three months ended September 30, 2012 was 26%, a decrease of 2% over the same period last year, and the same as the second quarter of 2012;

•	Gross profit margin for the nine months ended September 30, 2012 was 25%, a decrease of 7% over the same period last year;

•

Net income attributable to common stockholders for the three months ended September 30, 2012 was $9 million, or $0.18 per diluted share, compared to the same period last year, which was $10 million, or $0.21 per diluted share, and second quarter of 2012 net income of $7 million, or $0.14 per diluted share;

•

Net income attributable to common stockholders for the nine months ended September 30, 2012 was $20 million, or $0.43 per diluted share, compared to the same period last year, which was $48 million, or $1.02 per diluted share;

•	Cash flows from operating activities was $18 million for the three months ended September 30, 2012;

•	Cash flows from operating activities was $48 million for the nine months ended September 30, 2012;

•	Gained a controlling financial interest in Eris Technology Corporation (“Eris”), and started consolidating their results as of September 1, 2012; and

•	Announced the agreement to acquire Power Analog Microelectronics, Inc (“PAM”), which closed on October 29, 2012.

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

First Three Quarters of 2012

Late in the first quarter of 2012, we began to see signs of a recovery in our end markets. We took advantage of this renewed strength by significantly reducing our lower margin finished goods inventory, which helped to support revenue and secure incremental market share gains. As a result, we achieved moderate sequential revenue growth, which was significantly better than the typical seasonal slowness. However, our decision to reduce inventory combined with the increased pricing pressure and lower utilization continued to impact margins during the quarter. We believed the first quarter represented the low point in the cycle and that overall demand was beginning to improve across all of our geographies. As such, we shifted our strategy back to our growth model to aggressively capture additional market share. We begun adding capacity for new, more advanced packaging at our Shanghai facilities to support our anticipated growth. As the demand and pricing environment improves further, we will transition available capacity to higher margin products to enhance our product mix and margins going forward.

During the second quarter of 2012, we had 10% sequential growth in net sales driven by improved demand across all of our geographies and end markets as we continued to gain market share. The second quarter benefited from the ramping of new projects for our products used in smartphones and tablets, where we are very well positioned. Our growth was particularly noteworthy considering our stronger than seasonal results in the first quarter, which traditionally is the low point in the demand cycle. Margins also improved in the second quarter as we began to slowly shift to higher margin products, while also benefiting from new product initiatives and manufacturing efficiency improvements. In addition, we have made targeted capital expenditures in our Shanghai facilities to increase capacity for specific packages and products.

Despite the slowdown in the general market during the third quarter of 2012, we were able to achieve 5% sequential growth and meet our expectations due to past design wins and new product initiatives that drove further market share gains. The third quarter represents our third consecutive quarter of growth as we continued to increase sales for our products used in smartphones and tablets, while also benefiting from a rebound in LED TVs and a strong quarter in automotive. Gross margin improved moderately in the third quarter but remained under pressure primarily due to the effects of the generally weak global economy. Although we are gaining market share for our more advanced packages as supported by the capital investments we made in the second and third quarters, we are still underloaded on our standard packages. The unstable demand environment also caused pricing to weaken in the third quarter and product mix to be less favorable than we had anticipated. However, our cost reductions and manufacturing efficiency improvements were able to largely offset these factors and contributed to margins improving slightly over the prior quarter.

Business Outlook

Improvements in the demand and pricing environment are key factors in our ability to transition available capacity to higher margin products at a more rapid pace, which has been restrained by the slower recovery. Looking forward, the global environment continues to create uncertainty, especially as it relates to the timing of production ramps for many of our customers. Therefore, we remain cautious on our expectations and focused on further expanding our content at key customers, gaining market share and accelerating our design win momentum on new and existing products. For the fourth quarter of 2012, we are expecting a seasonally down quarter with revenue ranging between $160 million and $167 million, including $3.5 million of revenue contribution from PAM and Eris, or down 4% to flat sequentially. Gross margin is expected to be 25%, plus or minus 2%. Operating expenses are expected to be 23.5% of revenue, plus or minus 1%. The anticipated increase in operating expenses over the third quarter is due to the inclusion of PAM and a full quarter of Eris. We expect our income tax rate to range between 7% and 13%, and shares used to calculate GAAP EPS for the fourth quarter are anticipated to be approximately 47.0 million.

Factors Relevant to Our Results of Operations

The following has affected, and, we believe, will continue to affect, our results of operations:

•

Net sales for the nine months ended September 30, 2012 was $471 million, compared to $492 million in the same period last year. This decrease in net sales mainly reflects the decrease in average selling price (“ASP”), partially offset by an increase in units sold.

•

Our gross profit margin was 26% for the nine months ended September 30, 2012, compared to 32% in the same period last year. Our gross margin percentage decreased over the same period last year due to a weaker pricing environment and product mix coupled with increased manufacturing costs due mainly to raw materials cost increases, particularly gold, and lower equipment utilization. Future gross profit margins will depend primarily on market prices, our product mix, manufacturing cost savings, and the demand for our products.

•

For the nine months ended September 30, 2012, our capital expenditures, excluding capital expenditures related to our investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”), were approximately 8% of our net sales, which is lower than our historical 10% to 12% of net sales model. For 2012, we expect capital expenditures, excluding capital expenditures related to our investment agreement, to be lower than our historical model.

•

For the nine months ended September 30, 2012 and 2011, the percentage of our net sales derived from our Asian subsidiaries was 78% and 74%, respectively. The increase in sales in Asia was helped by the increased demand for smartphones and tablets. Europe accounted for approximately 11% of our revenues for the nine months ended September 30, 2012, compared to 14% in the same period last year. The decrease in Europe was mainly due to continued economic uncertainty. In addition, North America accounted for approximately 11% of our revenues for the nine months ended September 30, 2012, compared to 12% in the same period last year. The decrease in North America was mainly due to the decline in the industrial market, particularly in the third quarter.

•

As of September 30, 2012, we had invested approximately $423 million in our manufacturing facilities in Asia. For the nine months ended September 30, 2012, we invested approximately $45 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on, among other factors, product demand and new product developments.

•

For the nine months ended September 30, 2012, our original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for approximately 47% of our net sales, while our global network of distributors accounted for approximately 53% of our net sales.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

The following table sets forth, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Three Months Ended September 30,		Percentage Dollar Increase (Decrease)
	2012	2011	‘11 to ‘12
Net sales	100%	100%	4
Cost of goods sold	(74)	(72)	7

Gross profit	26	28	(4)
Operating expenses	(22)	(20)	13

Income from operations	4	8	(44)
Other income (expense)	1	(1)	(184)

Income before income taxes and noncontrolling interest	5	7	(15)
Income tax provision	—	—	42

Net income	5	7	(17)
Net income attributable to noncontrolling interest	—	(1)	(49)

Net income attributable to common stockholders	5	6	(14)

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2012	2011
Net Sales	$166,617	$160,577

Net sales increased approximately $6 million for the three months ended September 30, 2012, compared to the same period last year. The 4% increase in net sales was due to a 5% increase in units sold, partially offset by an approximately 1% decrease in

ASP. The revenue increase for the three months ended September 30, 2012 was attributable to general market slowdown on a global basis, primarily in the consumer and computing markets, causing larger than normal pricing declines and weaker product mix.

	2012	2011
Cost of goods sold	$123,012	$115,383
Gross profit	$43,605	$45,194
Gross profit margin	26%	28%

Cost of goods sold increased approximately $8 million, or 7%, for the three months ended September 30, 2012, compared to the same period last year. As a percent of sales, cost of goods sold increased to 74% for the three months ended September 30, 2012, compared to 72% in the same period last year, and our average unit cost (“AUP”) was relatively flat.

For the three months ended September 30, 2012, gross profit decreased by approximately $2 million, or 4%, compared to the same period last year. Gross margin decreased to 26% for the three months ended September 30, 2012, compared to 28% for the same period last year. This decrease is mainly due to a weaker pricing environment and product mix, increased manufacturing costs and lower equipment utilization.

	2012	2011
Operating expenses	$36,083	$31,828

Operating expenses for the three months ended September 30, 2012 increased approximately $4 million compared to the same period last year. Of the components within operating expenses, selling, general and administrative expenses (“SG&A”) increased approximately $2 million, and research and development expenses (“R&D”) also increased approximately $2 million. SG&A, as a percentage of sales, was 15% for both the three months ended September 30, 2012, and the same period last year, and R&D, as a percentage of sales, was 5% for both the three months ended September 30, 2012 and the same period last year.

	2012	2011
Other income (expenses)	$1,923	$(2,300)

Other income for the three months ended September 30, 2012 was $2 million, compared to other expenses of approximately $2 million in the same period last year. For the three months ended September 30, 2012, other income included approximately $2 million for a non-cash gain for the remeasurement of the Eris investment prior to acquisition. For the three months ended September 30, 2011, other expense included approximately $2 million for the amortization of debt discount related to our convertible senior notes, which were repurchased in 2011.

	2012	2011
Income tax provision	$509	$359

We recognized income tax expense of approximately $1 million for the three months ended September 30, 2012, compared to approximately $0 million income tax expense in the same period last year. The estimated effective tax rate is 8% for the three months ended September 30, 2012, compared to 3% in the same period last year. Our effective tax rates for the three months ended September 30, 2012 and 2011, respectively, were lower than the U.S. statutory tax rate of 35%, principally from the impact of higher income in lower-taxed jurisdictions and the benefit of losses in higher-taxed jurisdictions.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

The following table sets forth, the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales Nine Months Ended September 30,		Percentage Dollar Increase (Decrease)
	2012	2011	‘11 to ‘12
Net sales	100%	100%	(4)
Cost of goods sold	(75)	(68)	6

Gross profit	25	32	(25)
Operating expenses	(20)	(19)	6

Income from operations	5	13	(68)
Other income (expense)	—	(1)	(138)

Income before income taxes and noncontrolling interest	5	12	(59)
Income tax provision	—	(2)	(80)

Net income	5	10	(55)
Net income attributable to noncontrolling interest	(1)	—	3

Net income attributable to common stockholders	4	10	(58)

The following discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2012	2011
Net Sales	$470,519	$491,938

Net sales decreased approximately $21 million for the nine months ended September 30, 2012, compared to the same period last year. The 4% decrease in net sales represented an approximately 11% decrease in ASP, partially offset by an 7% increase in units sold. The revenue decrease for the nine months ended September 30, 2012 was attributable to a general market slowdown on a global basis, primarily in the consumer and computing markets, causing larger than normal pricing declines and weaker product mix.

	2012	2011
Cost of goods sold	$352,180	$333,736
Gross profit	$118,339	$158,202
Gross profit margin	25%	32%

Cost of goods sold increased approximately $18 million, or 6%, for the nine months ended September 30, 2012, compared to the same period last year. As a percent of sales, cost of goods sold increased to 75% for the nine months ended September 30, 2012, compared to 68% in the same period last year, and AUP decreased 1% due to product mix.

For the nine months ended September 30, 2012, gross profit decreased by approximately $40 million, or 25%, compared to the same period last year. Gross margin decreased to 25% for the nine months ended September 30, 2012, compared to 32% for the same period last year. This decrease is mainly due to a weaker pricing environment and product mix coupled with increased manufacturing costs due mainly to raw material cost increases, particularly gold, and lower equipment utilization.

	2012	2011
Operating expenses	$97,013	$91,152

Operating expenses for the nine months ended September 30, 2012 increased approximately $6 million compared to the same period last year. Of the components within operating expenses, selling, general and administrative expenses (“SG&A”) increased approximately $5 million, and research and development expenses (“R&D”) also increased approximately $4 million. In addition, included in other operating (income) expenses for 2012 is a gain of approximately $4 million on the sale of assets. SG&A, as a percentage of sales, increased to 15% for the nine months ended September 30, 2012, compared to 14% in the same period last year, and R&D, as a percentage of sales, increased to 5% for the nine months ended September 30, 2012, compared to 4% in the same period last year.

	2012	2011
Other expenses	$2,861	$7,444

Other expenses for the nine months ended September 30, 2012 was approximately $3 million, compared to other expenses of approximately $7 million in the same period last year. For the nine months ended September 30, 2012, other income included approximately $2 million for a non-cash gain for the fair value of the Eris investment prior to acquisition. For the nine months ended September 30, 2011, other expense included approximately $6 million for the amortization of debt discount related to our convertible senior notes, which were repurchased in 2011.

	2012	2011
Income tax provision	$1,983	$9,912

We recognized income tax expense of approximately $2 million for the nine months ended September 30, 2012, compared to approximately $10 million in the same period last year. The estimated effective tax rate is approximately 8% for the nine months ended September 30, 2012, compared to approximately 17% in the same period last year. Our effective tax rates for the nine months ended September 30, 2012 and 2011 were lower than the U.S. statutory tax rate of 35%, due primarily from the impact of higher income in lower-taxed jurisdictions and the benefit of losses in higher-taxed jurisdictions.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. credit agreement consisting of a $10 million revolving credit facility and a $10 million uncommitted facility with no outstanding borrowings, and an outstanding $40 million term loan. The revolving credit facility and the uncommitted facility have a maturity date of January 17, 2013 and the term loan has a maturity date of January 17, 2015. In addition, we have foreign credit facilities with borrowing capacities of approximately $56 million with $11 million outstanding borrowings and $1 million used for import and export guarantees. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2011 and September 30, 2012, our working capital was $317 million and $385 million, respectively. Our working capital increased in the first nine months of 2012 primarily due to the increase in cash and cash equivalents, mainly due to a draw down on our $40 million term loan, and an increase in accounts receivable and inventories, which were partially offset by the increase in accounts payable and accrued liabilities. The consolidation of Eris as a result of the acquisition also helped increase working capital. We expect cash generated by our operations, together with existing cash, cash equivalents and available credit facilities, to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the nine months ended September 30, 2012 and 2011 were $49 million and $74 million, respectively, which includes $13 million and $15 million, respectively, of capital expenditures related to the investment agreement with the Management Committee of the CDHT. Capital expenditures, excluding capital expenditures related to the investment agreement, in the first nine months of 2012 were approximately 8% of our net sales and were primarily related to manufacturing expansion in our facilities in China.

During 2010, we entered into an investment agreement with the Management Committee of the CDHT. Under this agreement, we agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for the purpose of providing surface mounted component production, assembly and testing, and integrated circuit assembly and testing in Chengdu, People’s Republic of China. This is a long-term, multi-year project that will provide additional capacity for us as needed. In order to qualify for certain financial incentives, we are obligated to contribute approximately $48 million in invested capital by December 14, 2012. As of September 30, 2012, we have contributed approximately $33 million, of which $32 million has been invested in capital expenditures. We intend to contribute the remaining required amount through one of our subsidiaries, however, our plan to contribute the remaining required amount is currently pending the approval from the Chinese government for the completion of the restructuring of our China corporate entities. Without the Chinese government’s approval to complete the restructuring of our China corporate entities we would be unable to proceed with the intended contribution of the remaining amount. Therefore, we expect to request and receive from the CDHT a one-year extension to contribute the remaining required amount.

For the nine months ended September 30, 2012, we purchased approximately $10 million of additional shares of common stock of Eris. On August 30, 2012, we acquired over 50% of the outstanding common stock of Eris and obtained a controlling financial interest. We may from time to time seek to purchase additional shares of Eris common stock in the open market, in privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved may be material. In addition, on October 29, 2012, we completed the acquisition of PAM when we paid $16 million, $3 million of which was held back and will be paid over the next two years subject to the satisfaction of certain terms and conditions. As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire product lines or companies in order to enhance our portfolio and accelerate our new offerings, which could have a material impact on liquidity and require us to increase our credit facilities borrowings or term loan borrowing limits. See Note E of the “Notes to Consolidated Condensed Financial Statements” of this Quarterly Report for additional information about Eris, Note L for additional information about PAM and Part I, Item 1 of our Annual Report for additional information about our strategy.

Discussion of Cash Flow

Cash and cash equivalents increased from $130 million at December 31, 2011 to $168 million at September 30, 2012 primarily from cash provided by operating and financing activities, offset in part by cash used by investing activities.

A summary of the consolidated condensed statements of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011	Change
Net cash provided by operating activities	$47,866	$65,053	$(17,187)
Net cash used by investing activities	(46,682)	(83,201)	36,519
Net cash provided by (used by) financing activities	35,399	(130,735)	166,134
Effect of exchange rates on cash and cash equivalents	2,173	2,879	(706)

Net increase (decrease) in cash and cash equivalents	$38,756	$(146,004)	$184,760

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 was $48 million, resulting primarily from $22 million of net income, $47 million in depreciation and amortization and an increase in accounts payable, offset partially by an increase in accounts receivable and inventories. Net cash provided by operating activities was $65 million for the same period last year, resulting primarily from $50 million of net income and $45 million in depreciation and amortization, offset partially by a $27 million increase in operating assets.

Investing Activities

Net cash used by investing activities was $47 million for the nine months ended September 30, 2012, compared to net cash used by investing activities of $83 million for the same period last year. This decrease in net cash used was due primarily to approximately $27 million less cash used for purchases of property, plant and equipment for the nine months ended September 30, 2012.

Financing Activities

Net cash provided by financing activities was $35 million for the nine months ended September 30, 2012, compared to net cash used by financing activities of $131 million in the same period last year. Net cash provided in 2012 was due primarily to a $40 million draw down on our term loan. The net cash used in 2011 was due primarily to a $134 million repayment of our convertible senior notes.

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

•

We receive a portion of our net sales from two customers. In addition, one of these customers is our largest external supplier and both are related parties. The loss of these customers or suppliers could harm our business, results of operations and financial condition.

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

On August 31, 2012, the Company acquired a controlling interest in Eris, whose financial statements reflect total assets and revenues constituting 4% and less than 1%, respectively, of the consolidated financial statement amounts for the nine months ended September 30, 2012. As permitted by the rules of the SEC, the Company will exclude Eris from its annual assessment of the effectiveness of internal control over financial reporting for the year ending December 31, 2012, the year of acquisition. Management continues to monitor Eris’s internal controls over financial reporting and evaluate conformance with the Company’s internal control over financial reporting.

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

The Chinese government has provided various incentives to technology companies, including our manufacturing facilities located in Shanghai, China, in order to encourage development of the high-tech industry. These incentives include reduced tax rates and other measures. As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as our manufacturing facilities continue to maintain their High and New Technology Enterprise “HNTE” status. One of our Shanghai facilities has been approved for its HNTE status for the tax years 2011-2013, while our other Shanghai facility is currently reapplying for its HNTE status for the tax years 2012-2014. In addition, any prior years that have already been approved are subject to audits to ensure all requirements are met. If we were to no longer meet the HNTE requirements, our statutory tax rate for these facilities would increase to 25%, which would adversely affect our results of operations and financial condition. The impact of our HNTE status, also called tax holidays, decreased our tax expense by approximately $5 million for the nine months ended September 30, 2012. The benefit of the tax holidays on both basic and diluted earnings per share for the nine months ended September 30, 2012 was approximately $0.11.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We may from time to time seek to repurchase our Common Stock in the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

There have been no repurchases of our Common Stock during the third quarter of 2012.

Item 3. Defaults Upon Senior Securities

There are no matters to be reported under this heading.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	S-3	September 8, 2005	3.1
3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	Sixth Amendment to Credit Agreement, dated April 30, 2012, by and among Diodes Incorporated, Diodes Zetex Limited, Diodes International B.V., and Bank of America, N.A.	10-Q		10.1	X
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB**	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

*	A certification furnished pursuant to Item 601 of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

DIODES INCORPORATED (Registrant)

By:	/s/ Richard D. White	November 9, 2012
RICHARD D. WHITE Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)