Form 10-K
period 2012-12-31
DIODES INC /DEL/
filed 2013-02-27
CIK 29002

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the 37,645,038 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $18.77 per share of the Common Stock on the Nasdaq Global Select Market on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $706,597,363.

The number of shares of the registrant’s Common Stock outstanding as of February 22, 2013 was 46,018,715.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the 2013 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2012.

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

We design, manufacture and market these semiconductors for diverse end-use applications. Semiconductors, which provide electronic signal amplification and switching functions, are basic building-blocks that are incorporated into almost every electronic device. We believe that our focus on application-specific standard products utilizing innovative, highly efficient packaging and cost-effective process technologies, coupled with our collaborative, customer-focused product development, gives us a meaningful competitive advantage relative to other semiconductor companies.

Our product portfolio addresses the design needs of advanced electronic equipment, including high-volume consumer devices such as digital media players, smartphones, tablets, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We believe that we have particular strength in designing innovative, highly power efficient semiconductors in miniature packaging for applications with a critical need to minimize product size while maximizing power density and overall performance, and at a lower cost than alternative solutions. Our product line includes over 7,500 products, and we shipped approximately 32 billion units, 29 billion units, and 28 billion units in 2012, 2011 and 2010, respectively. From 2007 to 2012, our net sales grew from $401 million to $634 million, representing a compound annual growth rate of 10%.

We serve approximately 150 direct customers worldwide, which consist of original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) providers. Additionally, we have approximately 67 distributor customers worldwide, through which we indirectly serve over 10,000 customers. During 2012, we increased our number of direct customers and distributor customers primarily due to acquisitions. See “Business – Our Strategy—Pursue selective strategic acquisitions.”

We were incorporated in 1959 in California and reincorporated in Delaware in 1968. Our headquarters, logistics center, and Americas’ sales office are located in Plano, Texas. Our design, marketing and engineering centers are located in Plano; San Jose, California; Taipei, Taiwan; Manchester, United Kingdom (“U.K”) and Neuhaus, Germany. We have wafer fabrication facilities located near Kansas City, Missouri and Manchester, joint venture manufacturing facilities located in Shanghai, China and Chengdu, China, as well as manufacturing facilities located in Neuhaus and Taipei. Additional engineering, sales, warehouse and logistics offices are located in Fort Worth, Texas; Taipei; Hong Kong; Manchester; Shanghai; Shenzhen, China; Seongnam-si, South Korea; Tokyo, Japan and Munich, Germany, with support offices located throughout the world.

BUSINESS OUTLOOK

For 2013, we look to combine synergies with our acquisitions to enhance profitability and growth opportunities with our global customer base and sales channels, especially in China. We expect our business to continue to benefit from increasing demand in China, as we consider the China market a major growth driver for our business. We expect revenue for the first quarter of 2013 to be slightly better than the normal seasonal pattern, although the first quarter is typically a seasonally down quarter. The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and end-user consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the recent volatility in the global economy and the equity and credit markets as we continue to execute on the strategy that has proven successful for us over the years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Outlook” in Part II, Item 7 and “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our revenues, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

OUR COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Flexible, scalable and cost-effective manufacturing – Our manufacturing operations are a core element of our success, and we have designed our manufacturing base to allow us to respond quickly to changes in demand trends in the end-markets we serve. For example, we have structured our Shanghai, China packaging, assembly and test facilities to enable us to rapidly and efficiently add capacity and adjust product mix to meet shifts in customer demand and overall market trends. As a result, we have historically operated our Shanghai manufacturing facilities at near full capacity, while at the same time expanding that capacity to meet our growth objectives. In 2011, we established an additional manufacturing facility for semiconductor packaging, assembly and test in Chengdu, China. Additionally, the Shanghai and Chengdu locations of our manufacturing operations provide us with access to a workforce at a relatively low overall cost base while enabling us to better serve our leading customers, many of which are located in Asia. In 2012, we acquired approximately 51% of the outstanding common stock of Eris Technology Corporation (“Eris”), primarily to obtain its automatic manufacturing capabilities in test and assembly for various diode products. See “Risk Factors—During times of difficult market conditions, our fixed costs combined with lower revenues and lower profit margins may have a negative impact on our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Broad customer base and diverse end-markets – Our customers are comprised of leading OEMs as well as major EMS providers. Overall, we serve approximately 150 direct customers worldwide and over 10,000 additional customers through our distributors. Our products are ultimately used in end-products in a number of markets served by our broad customer base, which we believe makes us less susceptible to market fluctuations driven by either specific customers or specific end-user applications.

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

Management experience – The members of our executive team average well over 20 years of industry experience, and the length of their service has created significant institutional insight into our markets, our customers and our operations. Our executive officers have an average of over 29 years experience in the semiconductor industry. See “Risk Factors—We may fail to attract or retain the qualified technical, sales, marketing, finance and management personnel required to operate our business successfully, which could adversely affect on our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

The principal elements of our strategy include the following:

Continue to rapidly introduce innovative discrete, logic and analog semiconductor products – We intend to maintain our rapid pace of new product introductions, especially for high-volume, high-growth applications with short design cycles, such as LCD and LED televisions and panels, set-top boxes, portables such as smartphones, tablets and notebooks along with other consumer electronics and computing devices. During 2012, we achieved many significant new design wins at OEMs. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and well-defined product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace. See “Risk Factors – Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Maintain intense customer focus – We intend to continue to strengthen and deepen our customer relationships. We believe that continued focus on customer service is important and will help to increase our net sales, operating performance and overall market share. To accomplish this, we intend to continue to closely collaborate with our customers to design products that meet their specific needs. A critical element of this strategy is to further reduce our design cycle time in order to quickly provide our customers with innovative products. Additionally, to support our customer-focused strategy, we historically expand our sales force and field application engineers, particularly in Asia and Europe, during periods of growth. See “Risk Factors – We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.” in Part I, Item 1A of this Annual Report for additional information.

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

Pursue selective strategic acquisitions – As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire discrete, logic, analog or mixed-signal technologies, product lines or companies in order to enhance our portfolio and accelerate our new product offerings. During 2011, we announced an agreement to invest in Eris and acquired approximately 30% of the outstanding common stock. During 2012, we increased our ownership in Eris and on August 31, 2012, we obtained approximately 51% of the outstanding common stock of Eris. The business scope for Eris comprises Schottky Diodes, TVS Diodes, Zener Diodes, Bridge Diodes, Wafers, LEDs and the relevant devices. On October 29, 2012, we completed the acquisition of Power Analog Microelectronics, Inc. (“PAM”), a provider of advanced analog and high-voltage power ICs, whose product portfolio includes Class D audio amplifiers, DC-DC converters and LED backlighting drivers. In addition, on December 26, 2012, we entered into an Agreement and Plan of Merger with BCD Semiconductor Manufacturing Limited (“BCD”). We expect to complete the acquisition of BCD late in the first quarter or early in the second quarter of 2013. BCD’s established presence in Asia with a particularly strong local market position in China offers us an even greater penetration of the consumer, computing and communications markets. See “Risk Factors – Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, results of operations and financial condition” in Part I, Item 1A and Note 17 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

OUR PRODUCTS

Our product portfolio includes over 7,500 products that are designed for use in high-volume consumer devices such as LCD and LED televisions and LCD panels, set-top boxes, consumer portables such as smart phones, tablets and notebooks. We target and serve end-equipment markets that we believe have larger volumes than other end-market segments served by the overall semiconductor industry.

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

•	Standard logic products, including low-voltage complementary metal–oxide–semiconductor (“CMOS”) and advanced high-speed CMOS devices;

•	Complex discrete, analog and mixed technology arrays in miniature packages, including customer specific and function specific arrays; and

•	Silicon wafers used in manufacturing these products.

The following table lists the end-markets, some of the applications in which our products are used, and the percentage of net sales for each end-market for the last three years:

End-Markets	2012	2011	2010	End product applications
Consumer Electronics	33%	33%	32%	Digital media players, set-top boxes, digital cameras, consumer portables, LCD and LED TV’s, games consoles, portable GPS
Computing	28%	28%	28%	Notebooks, LCD monitors, PDAs, printers
Industrial	19%	20%	20%	Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving
Communications	16%	16%	17%	IP in gateways, routers, switches, hubs, fiber optics
Automotive	4%	3%	3%	Comfort controls, lighting, audio/video players, GPS navigation, satellite radios, electronics

PRODUCT PACKAGING

Our device packaging technology includes a wide variety of innovative surface-mounted packages. Our focus on the development of smaller, more thermally efficient, and increasingly integrated packaging, is a critical component of our product development. We provide a comprehensive offering of miniature high power density packaging, enabling us to fit our components into smaller and more efficient packages, while maintaining the same device functionality and power handling capabilities. Smaller packaging provides a reduction in the height, weight and board space required for our components; as such, our products are well suited for battery-powered, hand-held and wireless consumer applications and high-volume consumer devices such as LCD and LED televisions and LCD panels, set-top boxes, consumer portables such as smart phones, tablets and notebooks.

CUSTOMERS

We serve approximately 150 direct customers worldwide, including major OEMs and EMS companies. Additionally, we have approximately 67 distributor customers worldwide, through which we indirectly serve over 10,000 customers. Our customers include: (i) industry leading OEMs in a broad range of industries, such as Cisco Systems, Inc., Continental AG, Delta Electronics, Emerson, Hella, Ltd., LG Electronics, Inc., Motorola, Inc., Quanta Computer, Inc., Sagem Communication, and Samsung Electronics Co., Ltd.; (ii) leading EMS providers, such as Celestica, Inc., Flextronics International, Ltd., Hon Hai Precision Industry Co., Ltd., Inventec Corporation, Jabil Circuit, Inc., and Sanmina-SCI Corporation, who build end-market products incorporating our semiconductors for companies such as Apple, Inc., Dell, Inc., EMC Corporation, Intel Corporation, Microsoft Corporation, Thompson, Inc. and Roche Diagnostics; and (iii) leading distributors such as Arrow Electronics, Inc., Avnet, Inc., Future Electronics, Rutronic, Yosun Industrial Corporation, and Zenitron Corporation. For the years of 2012, 2011 and 2010, our OEM and EMS customers together accounted for 47%, 47% and 46%, respectively, of our net sales.

No customer accounted for 10% or more of our net sales in 2012, 2011 and 2010. In addition, for information concerning our business with related parties, see “Business—Certain relationships and related party transactions.”

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

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, our standard warranty extends for a period of one year from the date of shipment. Warranty expense has not been significant. Generally, our customers may cancel orders on short notice without incurring a penalty. See “Risk Factors – Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reduction in quantities ordered could adversely affect our results of operations and financial condition” in Part I, Item 1A of this Annual Report for additional information.

Many of our customers are based in Asia or have manufacturing facilities in Asia. Net sales by country consists of sales to customers in that country based on the country to which products are billed. For the year ended December 31, 2012, approximately 35%, 20%, 18%, 9% and 18% of our net sales were derived from China, Taiwan, Europe, the United States (“U.S.”) and all other markets, respectively, compared to 33%, 21%, 18%, 8% and 20% in 2011, respectively.

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

As of December 31, 2012, our direct global sales and marketing organization consisted of 190 employees operating out of 16 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai and Shenzhen, China; Beauzelle, France; Gyeonggi, South Korea; and Munich, Germany; and we have four regional sales offices in the U.S. As of December 31, 2012, we also had approximately 20 independent sales representative firms marketing our products.

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

MANUFACTURING OPERATIONS AND FACILITIES

We operate two manufacturing facilities located in Shanghai, China, one in Neuhaus, Germany, one in Taipei, Taiwan and are developing a fifth facility in Chengdu, China. Our wafer fabrication facilities are located near Kansas City, Missouri and Manchester, U.K. Our facilities in Shanghai, Neuhaus and Taipei are packaging, assembly and test manufacturing sites, as is the facility being developed in Chengdu. Our Kansas City facility includes a 125mm and 150mm wafer fabrication line, and our Manchester facility includes a 150mm wafer fabrication line.

During 2010, we announced an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, we have agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for surface- mounted component production, assembly and test in Chengdu, China. We initially will own at least 95% of the joint venture. The manufacturing facility will be developed in phases over a ten year period, and in order to qualify for certain financial incentives, we were obligated to contribute at least $48 million to the joint venture in installments by December 14, 2012. Due to pending approval from the Chinese government for completion of the restructuring of our China corporate entities, we received an extension to contribute the required amount until December 31, 2013. The CDHT will grant the joint venture a fifty year land lease, provides temporary facilities for up to three years at a subsidized rent while the joint venture builds the manufacturing facility and provides corporate and employee tax incentives, tax refunds, subsidies and other financial support to the joint venture and its qualified employees. If the joint venture fails to achieve specified levels of investment, the investment agreement allows for a renegotiation as well as the option to repay a portion of such financial support. This is a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2012, we have invested approximately $25 million of which $20 million were for capital expenditures. See “Risk Factors—In 2010, we established a joint venture to build a semiconductor facility in Chengdu, China. We are required to contribute at least $48 million to the joint venture during the first three years with additional contributions thereafter, as well as a substantial amount of time and resources to establish and operate the joint venture. Any failure to meet any such requirements, delays or unforeseen circumstances may cause us to incur penalties or require us to contribute additional expenses or resources and, as a result, could have an adverse effect on our operating efficiencies, results of operations and financial conditions.” in Part I, Item 1A of this Annual Report for additional information.

For the years ending December 31, 2012 and 2011, we invested approximately $50 million and $64 million, respectively, in plant and state-of-the-art equipment in China ($397 million total investment in China from inception). Our facilities in China manufacture product for sale by our U.S., Europe and Asia operations. For the years ending December 31, 2012 and 2011, our capital expenditures were approximately $60 million and $83 million, respectively, in equipment, primarily related to manufacturing expansion in our facilities in China.

Our manufacturing processes use many raw materials, including silicon wafers, aluminum and copper lead frames, gold and copper wire and other metals, molding compounds and various chemicals and gases. We are continuously evaluating our raw material costs in order to reduce our gold consumption while protecting and maintaining product performance. We have no material agreements with any of our suppliers that impose minimum or continuing supply obligations. From time to time, suppliers may extend lead-times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. See “Risk Factors—We depend on third-party suppliers for timely deliveries of raw materials, parts and equipment, as well as finished products from other manufacturers, and our reputation with customers, results of operations and financial condition could be adversely affected if we are unable to obtain adequate supplies in a timely manner.” in Part I, Item 1A of this Annual Report for additional information.

Our corporate headquarters are located in a facility we own in Plano, Texas. We also lease or own properties around the world for use as sales and administrative offices, research and development centers, manufacturing facilities, warehouses and logistics centers. The size and/or location of these properties can change from time to time based on our business requirements. See “Properties” in Part I, Item 2 of this Annual Report for additional information.

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

In 2012, we acquired PAM, a provider of advanced analog and high-voltage power ICs. PAM’s product portfolio includes Class D audio amplifiers, DC-DC converters and LED backlighting drivers, which will strengthen our position as a global provider of high-quality and high-efficiency, space-saving analog products by expanding our product portfolio with innovative “filter-less” digital audio amplifiers, application-specific power management ICs, as well as high-performance LED drivers and DC-DC converters.

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

COMPETITION

Numerous semiconductor manufacturers and distributors serve the discrete, logic and analog semiconductor components market, making competition intense. Some of our larger competitors include Fairchild Semiconductor Corporation, Infineon Technologies A.G., International Rectifier Corporation, NXP Semiconductors N.V., ON Semiconductor Corporation, Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc., many of which have greater financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources. Accordingly, we from time to time may reposition product lines or decrease prices, which may affect our sales of, and profit margins on, such product lines. The price and quality of the products, and our ability to design products and deliver customer service in keeping with the customers’ needs, determine the competitiveness of our products. We believe that our product focus, packaging expertise and our flexibility and ability to quickly adapt to customer needs affords us competitive advantages. See “Risk Factors – The semiconductor business is highly competitive, and increased competition may harm our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

For the years ended December 31, 2012, 2011 and 2010, company-sponsored investment in research and development activities was approximately $34 million, $27 million and $27 million, respectively. As a percentage of net sales, research and development expense was approximately 5%, 4% and 4% for 2012, 2011 and 2010, respectively. The dollar amount increase in 2012 was mainly due to increase in engineering supplies, material purchases, development services and wages and benefits as a result of increased activity compared to 2011.

EMPLOYEES

As of December 31, 2012, we employed a total of 4,605 employees, of which 3,744 of our employees were in Asia and includes approximately 1,600 independent contractors, 358 were in the U.S. and 503 were in Europe. None of our employees in Asia or the U.S. are subject to a collective bargaining agreement, but a majority of our employees in Europe are covered by local labor agreements. We consider our relations with our employees to be satisfactory. See “Risk Factors—We may fail to attract or retain the qualified technical, sales, marketing, finance and management personnel required to operate our business successfully, which could adversely affect on our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process both in the U.S. and the U.K. where our wafer fabrication facilities are located, and in China and Germany where our packaging, assembly and test facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the years ended December 31, 2012, 2011 and 2010, our capital expenditures for environmental controls have not been material. As of December 31, 2012, there were no known environmental claims or recorded liabilities. See “Risk Factors—We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We conduct business with one related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”). LSC is our largest stockholder, owning 18% of our outstanding Common Stock as of December 31, 2012. We also conduct business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is a 5% joint venture partner in our Shanghai manufacturing facilities. The Audit Committee reviews all related party transactions for potential conflict of interest situations on an ongoing basis. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties. For more information concerning our relationships with LSC and Keylink, see “Risk Factors—We receive a significant portion of our net sales from two customers, one of which is our largest external supplier and both of which are related parties. The loss of these customers or suppliers could harm our business, results of operations and financial condition.” in Part I, Item 1A and Note 14 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

SEASONALITY

Historically, our net sales have been affected by the cyclical nature of the semiconductor industry and the seasonal trends of related end-markets, specifically in the consumer and computing markets. See Note 18 (unaudited) of “Notes to Consolidated Financial Statements” of this Annual Report for additional information on our quarterly results.

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

The semiconductor industry is characterized by high fixed costs. Notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In difficult economic environments, we could be faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, our manufacturing facilities do not operate at full capacity and the costs associated with this excess capacity are expensed immediately and not capitalized into inventory. When our utilization rates decline to abnormally low production levels, we generally experience lower gross margins. The market conditions in the future may adversely affect our utilization rates and consequently our future gross margins, and this, in turn, could have a material negative impact on our business, results of operations and financial condition.

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

We receive a significant portion of our net sales from two customers, one of which is our largest external supplier and both of which are related parties. The loss of these customers or suppliers could harm our business, results of operations and financial condition.

In 2012, 2011 and 2010, LSC, our largest stockholder, accounted for approximately 1%, of our net sales. LSC is also our largest supplier, providing us with discrete semiconductor products for subsequent sale by us, which represented approximately 3%, 5% and 7%, respectively, of our net sales, in 2012, 2011 and 2010.

In addition, in 2012, 2011 and 2010, we sold products to companies owned by Keylink, totaling 3%, 2% and 3%, respectively, of our net sales. Also for 2012, 2011 and 2010, 1%, 1% and 2%, respectively, of our net sales were from semiconductor products purchased from companies owned by Keylink.

The loss of LSC as a supplier, or Keylink as a customer or supplier, could materially harm our business, results of operations and financial condition.

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

Our wafer fabrication facilities are located near Kansas City, Missouri, and Manchester, United Kingdom (“U.K.”), while our manufacturing facilities in Shanghai, China and Neuhaus, Germany, perform packaging, assembly and test functions and our manufacturing facilities in Chengdu, China are for surface-mounted component production, assembly and test functions. Any disruption of operations at these facilities could have a material adverse effect on our manufacturing efficiencies, results of operations and financial condition.

We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

Prices for our products tend to decrease over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of purchasing our products. To remain competitive and retain our customers and gain new ones, we must continue to reduce our costs through product and manufacturing improvements. We must also strive to minimize our customers’ shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. We experienced an increase in average selling prices (“ASP”) for our products of 5% in 2010, a decrease of 2% in 2011 and a decrease of 10% in 2012. At times, we may be required to sell our products at ASP below our manufacturing costs or purchase prices in order to remain competitive. Our growth and the profit margins of our products will suffer if we cannot effectively continue to reduce our costs and keep our product prices competitive.

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

All of our customer orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally made on a purchase order basis, rather than pursuant to long-term supply contracts, and are booked from one to twelve months in advance of delivery. The rate of booking new orders can vary significantly from month to month. We, and the semiconductor industry as a whole, are experiencing a trend towards shorter lead-times, which is the amount of time between the date a customer places an order and the date the customer requires shipment. Furthermore, our industry is subject to rapid changes in customer outlook and periods of excess inventory due to changes in demand in the end-markets our industry serves. As a result, many of our purchase orders are revised, and may be cancelled, with little or no penalty and with little or no notice. However, we must still commit production and other resources to fulfilling these purchase orders even though they may ultimately be cancelled. If a significant number of purchase orders are cancelled or product quantities ordered are reduced, and we are unable to timely generate replacement orders, we may build up excess inventory and our revenues, results of operations and financial condition may suffer.

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

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, third parties have asserted, and may in the future assert, patent, copyright, trademark and other intellectual property rights to technology that is important to our business and have demanded, and may in the future demand, that we license their patents and technology. Any litigation to determine the validity of allegations that our products infringe or may infringe these rights, including claims arising through our contractual indemnification of our customers, or claims challenging the validity of our patents, regardless of its merit or resolution, could be costly and divert the efforts and attention of our management and technical personnel. We may not prevail in litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If litigation results in an adverse ruling, we could be required to:

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

A significant part of our growth strategy involves acquiring companies with complementary product lines, customers or other capabilities. For example, (i) in 2000, we acquired FabTech, Inc., a wafer fabrication company, in order to have our own wafer manufacturing capabilities, (ii) in 2006, we acquired Anachip Corp. as an entry into the analog market, (iii) in 2006, we acquired the net operating assets of APD Semiconductor, Inc., (iv) in 2008, we acquired Zetex plc., (v) in 2011, we acquired over 50% of the outstanding common stock of Eris Technology Corporation, (vi) also in 2011, we acquired Power Analog Microelectronics, Inc., and (vii) on December 26, 2012, we entered into an Agreement and Plan of Merger with BCD Semiconductor Manufacturing Limited and expect the acquisition to close late in the first quarter or early in the second quarter of 2013. In addition, from time to time, we may be in various stages of discussions with potential acquisition targets as we intend to continue to expand and diversify our operations by making further acquisitions. However, we may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:

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

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a personal computer may be sold for several cents, whereas the computer maker might sell the personal computer for several hundred dollars. Although we maintain rigorous quality control systems, we shipped approximately 32 billion, 29 billion and 28 billion individual semiconductor devices in years ending December 31, 2012, 2011 and 2010, respectively, to customers around the world, and in the ordinary course of our business, we receive warranty claims and product liability claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end-products that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. Although we currently have liability insurance, we may not have sufficient insurance coverage, and we may not have sufficient resources, to satisfy all possible warranty claims and product liability claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business, reputation, results of operations and financial condition.

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

We may not be able to achieve future growth, and any such growth may place a strain on our management and on our systems and resources, which could adversely affect our business, results of operations and financial condition.

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

We have credit facilities with financial institutions in the U.S., Asia and Europe, as well as other debt instruments, with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of December 31, 2012, an increase of 1% in interest rates on our credit facilities would increase our annual interest rate expense by less than $1 million. In addition, on January 8, 2013, we entered into a five year $300 million revolving senior credit facility, which will further increase our sensitivity to rising interest rates depending on how much we draw down in the future.

We may have a significant amount of debt with various financial institutions worldwide. Any indebtedness could adversely affect our business, results of operations, financial condition and our ability to meet our payment obligations under such debt.

We may have a significant amount of debt and substantial debt service requirements in our borrowings, including our credit facilities with various financial institutions worldwide. On February 1, 2012, we obtained a three-year term loan in the amount of $40 million with Bank of America, N.A. As of December 31, 2012, we had an aggregate outstanding debt of $8 million on our lines of credit, which an additional $1 million was used for import and export guarantees under our credit facilities with various financial institutions worldwide. In addition, as of December 31, 2012 an aggregate amount of $102 million was available for future borrowings under our credit facilities in the U.S., Asia and Europe, and we are permitted under the terms of our debt agreements under various credit facilities to incur substantial additional debt. On January 8, 2013, we entered into a five year $300 million revolving senior credit facility, under which we could significantly increase the amount of our outstanding debt depending on how much we draw down in the future.

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

On January 8, 2013, we entered into a Credit Agreement with Bank of America, N.A., as administrative agent for the lenders under the credit agreement, which provides for a five year $300 million revolving senior credit facility, which includes $10 million swing line sublimit, a $10 million letter of credit sublimit, and $20 million alternative currency sublimit. In addition, we may from time to time request increases in the aggregate commitment under the Credit Agreement of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders.

This Credit Agreement contains covenants imposing various restrictions on our business and financial activities. These restrictions may affect our ability to operate our business and undertake certain financial activities and may limit our ability to take advantage of potential business or financial opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens, incur indebtedness, make investments, dissolve or merge or consolidate with or into another entity, dispose of certain property, make restricted payments, issue or sell equity interests, engage in other different material lines of business, conduct related party transactions, enter into certain burdensome contractual obligations and use proceeds from any credit facility to purchase or carry margin stock or to extend credit to others for the same purpose. The Credit Agreement also requires us to meet certain financial ratios, including a fixed charge coverage ratio and a consolidated leverage ratio.

Our ability to comply with the Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions, and are subject to the risks stated in this section of the Annual Report. The breach of any of these covenants or restrictions could result in a default under the Credit Agreement. An event of default under the Credit Agreement would permit Bank of America, N.A. to declare all amounts owed under such Credit Agreement to be immediately due and payable in full. Acceleration of our indebtedness may cause us to be unable to make interest payments for the credit facilities and repay the principal amount of the credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt instruments” in Part II, Item 7 of this Annual Report for additional information.

Our business benefits from certain Chinese government incentives. Expiration of, or changes to, these incentives could adversely affect our results of operations and financial condition.

The Chinese government has provided various incentives to technology companies, including our manufacturing facilities located in Shanghai, China, in order to encourage development of the high-tech industry. These incentives include reduced tax rates and other measures. As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as our manufacturing facilities continue to maintain their High and New Technology Enterprise “HNTE” status. One of our Shanghai facilities has been approved for its HNTE status for the tax years 2011-2013, while our other Shanghai facility has been approved for its HNTE status for the tax years 2012-2014. In addition, any prior years that have already been approved are subject to audits to ensure all requirements are met. If we were to no longer meet the HNTE requirements, our statutory tax rate for these facilities would increase to 25%, which would adversely affect our results of operations and financial condition.

During 2012, the China government began an audit of our largest Chinese subsidiary for our 2009-2011 HNTE status. To date, the government has not issued the results of their audit.

In connection with our joint venture in Chengdu, China, we have qualified for tax incentives offered in the Go West Initiative (“Go West”), where companies are entitled to a preferential income tax rate of 15% for doing business in western China. If we were to no longer meet the Go West requirements, our statutory tax rate for this joint venture would increase to 25%, which would adversely affect our results of operations and financial condition.

The impact of our Go West and HNTE status, collectively called tax holidays, decreased our tax expense by approximately $6 million, $7 million and $8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The benefit of the tax holidays on basic and diluted earnings per share for the year ended December 31, 2012 was approximately $0.14 and $0.13, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the year ended December 31, 2011 was approximately $0.15. The benefit of the tax holidays on basic and diluted earnings per share for the year ended December 31, 2010 was approximately $0.19 and $0.18, respectively.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used.

Certain of our employees in the U.K. participate in a company-sponsored defined benefit, which is closed to new entrants and is frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. In accounting for these plans, we are required to make actuarial assumptions that are used to calculate the earning value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, and mortality rates. While we believe the underlying assumptions under the projected unit credit method are appropriate, the carrying value of the related assets and liabilities and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used.

Changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and financial condition.

The assets of our defined benefit plan (the “plan”) consist primarily of high quality corporate bonds and stocks traded on the London Stock Exchange and are determined from time to time based on their fair value, requiring us to utilize certain actuarial assumptions for the plan’s fair value determination.

As of December 31, 2012, the benefit obligation of the plan was approximately $125 million and the total assets in such plan were approximately $107 million. Therefore, the plan was underfunded by approximately $18 million. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.

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

In 2012, we adopted a payment plan with the trustees of the defined benefit plan, in which we will pay approximately £2 million GBP (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) every year from 2012 through 2019.

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

Effective as of September 10, 2010, we entered into an Investment Cooperation Agreement and a Supplementary Agreement to the Investment Cooperation Agreement (collectively, the “CDHT Agreements”) with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (“CDHT”) to build a facility in Chengdu, China, with a Chinese local partner, for surface-mounted component production, assembly and test functions. The CDHT Agreements required us to contribute substantial capital to the joint venture, including at least $48 million in installments by December 14, 2012, as well as time and resources to establish and operate the joint venture. Due to pending approval from the Chinese government for completion of the restructuring of our China corporate entities, we received an extension to contribute the required amount until December 31, 2013. We must obtain various licenses, permissions, certifications and approvals, from time to time, related to the joint venture’s business operations. Any failure to meet any such requirements, delays or unforeseen circumstances may cause us to incur penalties, or require us to cease of operations, or contribute additional expenses and/or resources and as a result, could have a material adverse effect on our operating efficiencies, results of operations and financial conditions. As of December 31, 2012, we have invested approximately $25 million of which $20 million were for capital expenditures.

Certain of our customers and suppliers require us to comply with their codes of conduct, which may include certain restrictions that may substantially increase the cost of our business as well as have an adverse effect on our operating efficiencies, results of operations and financial condition.

Certain of our customers and suppliers require us to agree to comply with the Electronic Industry Code of Conduct (“EICC”) or their own codes of conduct, which may include detailed provisions on labor, human rights, health and safety, environment, corporate ethics and management systems. Certain of these provisions are not requirements under the laws of the countries in which we operate and may be burdensome to comply with on a regular basis. Moreover, new provisions may be added or material changes may be made to any these codes of conduct, and we may have to promptly implement such new provisions or changes, which may substantially further increase the cost of our business, be burdensome to implement and adversely affect our operational efficiencies and results of operations. If we violate any such codes of conduct, we may lose further business with the customer or supplier and, in addition, we may be subject to fines from the customer or supplier. While we believe that we are currently in compliance with our customers and suppliers’ codes of conduct, there can be no assurance that, from time to time, if any one of our customers and suppliers audits our compliance with such code of conduct, we would be found to be in full compliance. A loss of business from these customers or suppliers could have a material adverse effect on our business, results of operations and financial conditions.

Compliance with government regulations and customer demands regarding the use of “conflict minerals” may result in increased costs and may have a negative impact on our business, results of operations and financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 imposes new disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. When these new requirements are implemented, they could affect the pricing, sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products). There will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. Customers may demand that the products they purchase be free of conflict minerals. Therefore, we may encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free. The implementation of this requirement could affect the sourcing and availability of products we purchase from suppliers. This may reduce the number of suppliers that may be able to provide conflict free products, and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices. The disclosure rules will take effect for us in May 2014.

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

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

Terrorist attacks, or threats or occurrences of other terrorist activities, whether in the United States or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our results of operations and financial condition.

Terrorist attacks, or threats or occurrences of other terrorist or related activities, whether in the United States or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our profitability. Future terrorist or related activities could affect our domestic and international sales, disrupt our supply chains and impair our ability to produce and deliver our products. Such activities could affect our physical facilities or those of our suppliers or customers. Such terrorist attacks could cause seaports or airports, to or through which we ship, to be shut down, thereby preventing the delivery of raw materials and finished goods to or from our manufacturing facilities in China, Taiwan and Germany and our wafer fabrication facilities in Missouri and the U.K., or to our regional sales offices. Due to the broad and uncertain effects that terrorist attacks have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results of operations and financial condition.

System security risks, data protection breaches, cyber-attacks and other related cybersecurity issues could disrupt our internal operations, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our websites, products or otherwise exploit any security vulnerabilities of our websites and products. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

We manage and store various proprietary information and sensitive or confidential data relating to our business and third party business. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our partners or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our partners and customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

Delayed sales, significant costs or lost customers resulting from these system security risks, data protection breaches, cyber-attacks and other related cybersecurity issues could adversely affect our financial results, stock price and reputation.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

Our international operations subject us to risks that could adversely affect our operations.

We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located overseas in China. In 2012, 2011 and 2010, net sales to customers outside the U.S. represented 84%, 83% and 78%, respectively, of our net sales. There are risks inherent in doing business internationally, and any or all of the following factors could cause harm to our business:

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

We have a significant portion of our manufacturing capacity in China. In addition, in 2012 35% of our total sales were billed to customers in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China and, thereby, have a material adverse effect on our business, results of operations and prospects.

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

As of December 31, 2012, accumulated and undistributed earnings of our subsidiaries in China were approximately $192 million, which we consider as a permanent investment.

As of December 31, 2012, we have undistributed earnings from non-U.S. operations of approximately $311 million (including approximately $38 million of restricted earnings, which are not available for dividends). Additional U.S. federal and state income taxes of approximately $58 million would be required should such earnings be repatriated to the U.S.

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

As part of our growth strategy, we expect to review acquisition prospects that would implement our vertical integration strategy or offer other growth opportunities. On December 26, 2012, we entered into an Agreement and Plan of Merger with BCD Semiconductor Manufacturing Limited and expect the acquisition to close late in the first quarter or early in the second quarter of 2013. In addition, from time to time, we may be in various stages of discussions and we may acquire businesses, products or technologies in the future. In the event of future acquisitions, we could:

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

Our directors, executive officers and our affiliate, LSC, beneficially own approximately 27% of our outstanding Common Stock, including options to purchase shares of our Common Stock that are exercisable within 60 days of December 31, 2012. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our Common Stock.

LSC, our largest stockholder, owns approximately 18% (approximately 8 million shares) of our Common Stock. Some of our directors and executive officers may have potential conflicts of interest because of their positions with LSC or their ownership of LSC common stock. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and Lite-On Technology Corporation. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a member of the Board of Directors of Lite-On Technology Corporation. L.P. Hsu, a member of the Board of Directors since 2007, serves as a consultant to Lite-On Technology Corporation. Several of our directors and executive officers own LSC common stock and hold options to purchase LSC common stock. Service on our Board of Directors and as a director or officer of LSC, or ownership of LSC common stock by our directors and executive officers, could create, or appear to create, actual or potential conflicts of interest when directors and officers are faced with decisions that could have different implications for LSC and us. For example, potential conflicts could arise in connection with decisions involving the Common Stock owned by LSC, or under the other agreements we may enter into with LSC. In each of 2012, 2011 and 2010, LSC accounted for less than 1% of our net sales. Also, in 2012, 2011 and 2010, approximately 3%, 5% and 7%, respectively, of our net sales were from products manufactured by LSC, making LSC our largest external supplier of discrete semiconductor products.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our primary physical properties at December 31, 2012 were as follows:

Primary use	Location	Lease Expiration	Year Purchased	Sq. Ft.
Regional sales office	Shanghai, China		2010	7,000
Regional sales office	Shenzhen, China	April 2014		5,000
Manufacturing facility/Logistics	Shanghai, China	February 2017		723,000
Manufacturing facility/Logistics	Shanghai, China	March 2017		230,000
Headquarters/R&D center	Plano, Texas		2010	42,000
Sales/Administrative office	Westlake Village, California	August 2013		2,000
Sales office/R&D center	San Jose, California	July 2013		4,000
Regional sales office	Amherst, New Hampshire	Monthly		1,000
Regional sales office	Great River, New York	December 2013		2,000
Regional sales office	Beauzelle, France	February 2015		1,000
Manufacturing facility/R&D center	Lee’s Summit, Missouri	June 2013		70,000
Regional sales office	Seongnam-si, South Korea	December 2014		2,000
R&D center	Hsinchu, Taiwan	November 2015		26,000
Warehouse	Taipei, Taiwan		1987	12,000
Sales/Administrative/Logistics	Taipei, Taiwan		2006	35,500
Regional sales office	Kaohsiung City, Taiwan	April 2013		1,000
Regional sales office	Munich, Germany	July 2016		6,000
Manufacturing facility/R&D center	Manchester, England		1998	75,000
Administrative/Logistics	Manchester, England		2004	81,000
Manufacturing facility	Neuhaus, Germany		1996	53,000
Manufacturing facility	Chengdu, China	October 2013		25,000
Vacant land	Plano, Texas		2008	16 acres
Manufacturing facility/Logistics	Chengdu, China	May 2061		32 acres
Sales/Administrative office	Shanghai, China	October 2013		9,000
Sales/Administrative office	Taipei, Taiwan		2000-2008	11,000
Manufacturing facility	Taipei, Taiwan	June 2014		67,000
R&D/Warehouse/Administrative office	Taipei, Taiwan	April 2013		44,000

We believe our current facilities are adequate for the foreseeable future.

Item 3.	Legal Proceedings

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company is not currently a party to any pending litigation.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market (“NasdaqGS”) under the symbol “DIOD.” In July 2000, November 2003, December 2005 and July 2007, we effected 50% stock dividends in the form of three-for-two stock splits. The following table shows the range of high and low closing sales prices per share for our Common Stock for each fiscal quarter from January 1, 2011 as reported by NasdaqGS.

Calendar Quarter Ended	Closing Sales Price of Common Stock
	High	Low
First quarter 2013 (through February 22, 2013)	$21.48	$17.58

Fourth quarter 2012	17.35	13.29
Third quarter 2012	19.54	17.01
Second quarter 2012	23.32	17.60
First quarter 2012	27.29	21.29

Fourth quarter 2011	24.18	16.97
Third quarter 2011	26.94	17.57
Second quarter 2011	34.22	22.98
First quarter 2011	34.06	24.95

Holders and Recent Stock Price

On February 22, 2013, the closing sales price of our Common Stock as reported by NasdaqGS was $20.49, and there were approximately 415 holders of record of our Common Stock.

Dividends

We have never declared or paid cash dividends on our Common Stock, and currently do not intend to pay dividends in the foreseeable future as we intend to retain any earnings for use in our business. Our credit agreement, dated January 8, 2013, with Bank of America N.A. and other lender parties permits us to pay dividends up to $1.5 million per fiscal year to our stockholders so long as we have not defaulted and are in continuing operation at the time of such dividend. The payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions. We have never repurchased shares of our Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding the Company’s equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company’s 2013 definitive proxy statement into Item 12 of Part III of this Annual report.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2012. The graph is not necessarily indicative of future price performance.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

CUMULATIVE TOTAL RETURN SUMMARY

December 2012

		2007	2008	2009	2010	2011	2012
Diodes Incorporated	Return %		-79.85	236.78	32.24	-21.09	-18.54
	Cum $	100.00	20.15	67.87	89.76	70.83	57.70
NASDAQ Industrials Index	Return %		-44.84	-4.42	38.40	0.31	21.52
	Cum $	100.00	55.16	52.72	72.97	73.19	88.94
NASDAQ Composite-Total Returns	Return %		-39.98	45.36	18.16	-0.79	17.74
	Cum $	100.00	60.02	87.25	103.09	102.28	120.42

Source: Data provided by Zacks Investment Research, Inc., copyright 2013. Used with permission. All rights reserved.

The graph assumes $100 invested on December 31, 2007 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the stock of companies in the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

Issuer Purchases of Equity Securities

There have been no repurchases of our Common Stock during the fourth quarter of 2012.

Item 6.	Selected Financial Data

The following selected consolidated financial data for the fiscal years ended December 31, 2012 through 2008 is qualified in its entirety by, and should be read in conjunction with, the other information and consolidated financial statements, including the notes thereto, appearing elsewhere herein. Certain amounts as presented in the accompanying consolidated financial statements have been reclassified to conform to 2012 financial statement presentation.

(In thousands, except per share data)	Years ended December 31,
Statement of Income Data	2012	2011	2010	2009	2008
Net sales	$633,806	$635,251	$612,886	$434,357	$432,785
Gross profit	161,586	193,697	224,869	121,207	132,528
Selling, general and administrative	101,363	89,974	88,784	70,396	68,373
Research and development	33,761	27,231	26,584	23,757	21,882
Amortization of acquisition-related intangible assets	5,122	4,503	4,425	4,665	3,706
In-process research and development	—	—	—	—	7,865
Restructuring	—	—	—	(440)	4,089
Gain on sale of assets	(3,556)	—	—	—	—
Other	—	—	144	—	—
Total operating expenses	136,690	121,708	119,937	98,378	105,915
Income from operations	24,896	71,989	104,932	22,829	26,613
Interest income	778	1,024	2,842	4,871	11,991
Interest expense	(876)	(3,139)	(5,229)	(7,471)	(9,044)
Amortization of debt discount	—	(6,032)	(7,656)	(8,302)	(10,690)
Gain (loss) on securities carried at fair value	7,100	(1,039)	—	—	—
Other income (expense)	(1,091)	861	3,214	(777)	9,501
Income before income taxes and noncontrolling interest	30,807	63,664	98,103	11,150	28,371
Income tax provision (benefit)	4,825	10,157	17,839	1,302	(2,158)
Net income	25,982	53,507	80,264	9,848	30,529
Less: net income attributable to noncontrolling interest	(1,830)	(2,770)	(3,531)	(2,335)	(2,290)
Net income attributable to common stockholders	24,152	50,737	76,733	7,513	28,239
Earnings per share attributable to common stockholders:
Basic	$0.53	$1.12	$1.74	$0.18	$0.69
Diluted	$0.51	$1.09	$1.68	$0.17	$0.66
Number of shares used in computation:
Basic	45,780	45,202	44,146	42,237	40,709
Diluted	46,899	46,713	45,546	43,449	42,638

	As of December 31,
Balance Sheet Data	2012	2011	2010	2009	2008
Total assets	$920,063	$793,064	$846,550	$1,021,898	$890,712
Working capital	377,892	317,087	289,387	354,309	209,565
Long-term debt, net of current portion	44,131	2,857	3,393	124,797	372,597
Total Diodes Incorporated stockholders’ equity	677,185	633,760	541,444	440,634	390,159

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following section discusses management’s view of the financial condition, results of operations and cash flows of Diodes Incorporated and its subsidiaries (collectively, “the Company,” “our Company,” “we,” “our,” “ours,” or “us”) and should be read together with the consolidated financial statements and the notes to consolidated financial statements included elsewhere in this Form 10-K.

The following discussion contains forward-looking statements and information relating to our Company. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in Part I, Item 1A.“Risk Factors,” as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Given these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact.

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

Summary of the Year Ended December 31, 2012

•	Net sales for 2012 was $634 million, compared to $635 million in 2011;

•	Gross profit for 2012 was $162 million, or 25% of net sales, a decrease of 17% from the $194 million, or 30% of net sales, in 2011;

•	Net income attributable to common stockholders for 2012 was $24 million, or $0.51 per diluted share, a decrease of 53% from the $51 million, or $1.09 per diluted share, in 2011;

•	Cash flow from operations for 2012 was $64 million, an increase of 4% from the $62 million in 2011; and

•	Announced three acquisitions as part of our strategy to purse selective strategic acquisitions.

Overview of 2012

Late in the first quarter of 2012, we began to see signs of a recovery in our end-markets. We took advantage of this renewed strength by significantly reducing our lower margin finished goods inventory, which helped to support revenue and secure incremental market share gains. As a result, we achieved moderate sequential revenue growth, which was significantly better than the typical seasonal slowness. However, our decision to reduce inventory combined with increased pricing pressure and lower utilization, continued to impact margins during the quarter. We believed that the first quarter represented the low point in the cycle and that overall demand was beginning to improve across all of our geographies. As such, we shifted our strategy back to our growth model to aggressively capture additional market share. We begun adding capacity for new, more advanced packaging at our Shanghai facilities to support our anticipated growth. As the demand and pricing environment improves further, we will transition available capacity to higher margin products to enhance our product mix and margins going forward.

During the second quarter of 2012, we had 10% sequential growth in net sales driven by improved demand across all of our geographies and end-markets as we continued to gain market share. The second quarter benefited from the ramping of new projects for our products used in smartphones and tablets, where we are very well positioned. Our growth was particularly noteworthy considering our stronger than seasonal results in the first quarter, which traditionally is the low point in the demand cycle. Margins also improved in the second quarter as we began to slowly shift to higher margin products, while also benefiting from new product initiatives and manufacturing efficiency improvements. In addition, we have made targeted capital expenditures in our Shanghai facilities to increase capacity for specific packages and products.

Despite the slowdown in the general market during the third quarter of 2012, we were able to achieve 5% sequential growth and meet our expectations due to past design wins and new product initiatives that drove further market share gains. The third quarter was our third consecutive quarter of growth as we continued to increase sales for our products used in smartphones and tablets, while also benefiting from a rebound in LED TVs and a strong quarter in automotive. Gross margin improved moderately in the third quarter but remained under pressure primarily due to the effects of the generally weak global economy. Although we were gaining market share for our more advanced packages as supported by the capital investments we made in the second and third quarters, we were still underloaded on our standard packages. The unstable demand environment also caused pricing to weaken in the third quarter and product mix to be less favorable than we had anticipated. However, our cost reductions and manufacturing efficiency improvements were able to largely offset these factors and contributed to margins improving slightly over the prior quarter.

During the fourth quarter of 2012, revenue grew 14% over the fourth quarter of 2011 as we continued to gain momentum for our products used in smartphones and tablets. Our new product initiatives and increasing customer content remained key drivers of our market share gains throughout the year. Despite gold prices being up approximately 4% and the loading down from third quarter to fourth quarter, margins improved due mainly to additional copper wire conversion and, productivity improvements, coupled with a small mix improvement. Also during the quarter, we began integrating our two recent acquisitions and announced a third proposed acquisition.

Business Acquisitions

Eris Technology Corporation

On August 31, 2012, we acquired approximately 51% of the outstanding common stock of Eris Technology Corporation (“Eris”) and consolidated Eris beginning September 1, 2012. The purpose of obtaining a controlling interest in Eris was to expand our semiconductor product offerings and to maximize our market opportunities. In addition, our main interest in Eris is for its automatic manufacturing capabilities in test and assembly for various diode products. The business scope for Eris comprises schottky diodes, TVS diodes, zener diodes, bridge diodes, wafers, LEDs and the relevant devices.

Power Analog Microelectronics, Inc.

On October 29, 2012, the Company acquired Power Analog Microelectronics, Inc. (“PAM”). PAM is a provider of advanced analog and high-voltage power ICs, and its product portfolio includes Class D audio amplifiers, DC-DC converters and LED backlighting drivers. PAM was founded in Silicon Valley in 2004 and has technical and business centers in Shanghai, Shenzhen, Taipei and Tokyo. We acquired PAM to strengthen our position as a global provider of high-quality analog products by expanding Diodes’ product portfolio with innovative ‘filter-less’ digital audio amplifiers, application-specific power management ICs, as well as high-performance LED drivers and DC-DC converters.

BCD Semiconductor Manufacturing Limited

On December 26, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BCD Semiconductor Manufacturing Limited (“BCD”). The acquisition is expected to close late in the first quarter or early in the second quarter of 2013. We expect this acquisition to enhance our analog product portfolio by expanding our standard linear and power management offerings, including AC/DC and DC/DC solutions for power adapters and chargers, as well as other electronics products. BCD’s established presence in Asia with a particularly strong local market position in China offers us even greater penetration of the consumer, computing and communications markets. Likewise, we believe we can achieve increased market penetration for BCD’s products by leveraging our global customer base and sales channels. In addition, BCD has in-house manufacturing capabilities in China, as well as a cost-effective development team that can be deployed across multiple product families. We also believe we will be able to apply our packaging capabilities and expertise to BCD’s products in order to improve cost efficiencies, utilization as well as product mix.

See Note 17 of the “Notes to Consolidated Financial Statements” of this Annual Report for additional information about Eris, PAM and BCD.

Business Outlook

For 2013, we look to combine synergies with our acquisitions to enhance profitability and growth opportunities with our global customer base and sales channels, especially in China. We expect our business to continue to benefit from increasing demand in China, as we consider the China market a major growth driver for our business. We expect revenue for the first quarter of 2013 to be slightly better than the normal seasonal pattern, although the first quarter is typically a seasonally down quarter. The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and end-user consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the recent volatility in the global economy and the equity and credit markets as we continue to execute on the strategy that has proven successful for us over the years. See “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our revenues, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Factors Relevant to Our Results of Operations

In 2012, the following factors affected, and, we believe, will continue to affect, our results of operations:

•

We have experienced pressure from our customers and competitors to reduce the selling price for our standard products, and we expect future improvements in net income to result primarily from increases in sales volume and improvements in product mix as well as manufacturing cost reductions in order to offset any reduced average selling prices (“ASP”) of our products. See “Risk Factors – We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins” in Part I, Item 1A of this Annual Report for additional information.

•

For the years ended December 31, 2012, 2011 and 2010, our original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for 47%, 47% and 46% of net sales, respectively, while our global network of distributors accounted for 53%, 53% and 54% of net sales, respectively.

•

Our gross profit margin was 25% in 2012, compared to 30% in 2011 and 37% in 2010. Our gross profit margin decreased in 2012 primarily due to a weaker pricing environment and product mix coupled with increased manufacturing costs due mainly to raw materials cost increases, particularly gold, and lower equipment utilization. Future gross profit margins will depend primarily on our product mix, manufacturing cost savings, and the demand for our products.

•

For 2012, the percentage of our net sales derived from our Asian subsidiaries was 79%, compared to 75% in 2011 and 73% in 2010. The 2012 increase in sales in Asia was helped by the increased demand for smartphones and tablets. Europe accounted for approximately 11%, 13% and 12% of our net sales in 2012, 2011 and 2010, respectively. The 2012 decrease in Europe was mainly due to continued economic uncertainty. In addition, North America accounted for approximately 10%, 12% and 15% of our net sales in 2012, 2011 and 2010, respectively. The 2012 decrease in North America was mainly due to the decline in the industrial market.

•

As of December 31, 2012, we had invested approximately $398 million in our manufacturing facilities in China. During 2012, we invested approximately $50 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on product demand and new product developments.

•

For 2012, our capital expenditures, excluding capital expenditures related to our manufacturing facilities in Chengdu, China, were approximately 7% of our net sales, which is lower than our historical 10% to 12% of net sales model as we delayed capital investments in the third and fourth quarters in response to market conditions. For 2013, based on current market conditions and excluding Chengdu building expenditures, we expect capital expenditures to be 7% to 9% of net sales.

•

Our investment in research and development for 2012 increased to $34 million, or 5% of net sales, compared to $27 million, or 4% of net sales, in 2011. We expect research and development costs to continue to increase as we look to invest in developing new products.

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

Amortization of acquisition-related intangible assets

Amortization of acquisition-related intangible assets consists of amortization of acquisition-related intangible assets, such as developed technologies and customer relationships.

Gain on sale of assets

Gain on sale of assets consists of the sale of certain assets such as intangibles or buildings.

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

Gain (loss) on securities carried at fair value

From time to time we may hold investments in the form of common stock or some other similar equivalent and have elected fair value accounting treatment.

Income tax provision

Our global presence requires us to pay income taxes in a number of jurisdictions. See Note11 of “Notes to Consolidated Financial Statements” for additional information.

Net income attributable to noncontrolling interest

Noncontrolling interest represents the minority investors’ share of earnings of our subsidiaries.

Net income attributable to common stockholders

Net income attributable to common stockholders is net income less net income attributable to noncontrolling interest.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net sales Year Ended December 31,			Percentage Dollar Increase (Decrease) Year Ended December 31,
	2012	2011	2010	‘11 to ‘12	‘10 to ‘11
Net sales	100%	100%	100%	—%	3%

Cost of goods sold	(75)	(70)	(63)	7	14

Gross profit	25	30	37	(17)	(14)
Operating expenses	(21)	(19)	(20)	12	2

Income from operations	4	11	17	(65)	(31)
Interest income	—	—	1	(24)	(64)
Interest expense and amortization of debt discount	—	(1)	(2)	(138)	(29)
Gain (loss) on securities carried at fair value	1	—	—	783	(29)
Other income (expense)	—	—	1	(227)	(94)

Income before taxes and noncontrolling interest	5	10	17	(52)	(35)
Income tax provision	1	2	3	(52)	(44)
Net income	4	8	14	(52)	(33)
Net income attributable to noncontrolling interest	—	—	(1)	(34)	(22)
Net income attributable to common stockholders	4	8	13	(53)	(34)

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report (in thousands).

Year 2012 Compared to Year 2011

	2012	2011
Net sales	$633,806	$635,251

Net sales for 2012 decreased $1 million to $634 million from $635 million for 2011. The small decrease in net sales represented an approximately 10% increase in units sold, which was offset by a 10% decrease in ASP. ASP was impacted by pricing pressure and product mix.

The following table sets forth the geographic breakdown of our net sales for the periods indicated based on the country to which the product is billed:

	Net sales for the year ended December 31		Percentage of net sales
	2012	2011	2012	2011
China	$223,473	$206,965	35%	33%
Taiwan	126,356	136,129	20%	21%
Switzerland	57,200	57,696	9%	8%
U.S.	54,949	47,892	9%	8%
Korea	50,896	37,643	8%	6%
U.K.	28,558	30,065	5%	5%
Singapore	27,013	23,492	4%	4%
Germany	24,416	30,838	4%	5%
All Others	40,945	64,531	6%	10%

Total	$633,806	$635,251	100%	100%

	2012	2011
Cost of goods sold	$472,220	$441,554
Gross profit	$161,586	$193,697
Gross profit margin	25%	30%

Cost of goods sold increased $31 million, or 7%, for 2012 to $472 million, compared to $442 million for 2011. As a percent of sales, cost of goods sold increased from 70% for 2011 to 75% for 2012. Our average unit cost (“AUP”) decreased approximately 3%. Although AUP decreased, it was not enough to offset the reduction in ASP.

Gross profit for 2012 decreased 17% to $162 million from $194 million for 2011. Gross profit as a percentage of net sales was 25% for 2012, compared to 30% for 2011. The decrease in gross margin was primarily due to a weaker pricing environment and product mix coupled with increased manufacturing costs due mainly to raw material cost increases, particularly gold, and lower equipment utilization.

	2012	2011
Selling, general and administrative (“SG&A”)	$101,363	$89,974

SG&A for 2012 increased $11 million, or 13%, to $101 million, compared to $90 million for 2011. SG&A, as a percentage of net sales, was 16% in 2012, compared to 14% in 2011. The increase in SG&A was primarily due to increases in wages and benefits, freight and professional fees.

	2012	2011
Research and development (“R&D”)	$33,761	$27,231

R&D for 2012 increased to $34 million, or 5% of net sales, compared to $27 million, or 4% of net sales, for 2011. The increase in R&D was due to increase in engineering supplies, material purchases, development services and wages and benefits

	2012	2011
Amortization of acquisition-related intangible assets	$5,122	$4,503

Amortization of acquisition-related intangibles was approximately $5 million for 2012 and 2011.

	2012	2011
Gain on sale of assets	$3,556	$—

Gain on sale of assets was approximately $4 million for 2012, which was mainly from the sale of an intangible asset located in Europe and a sale of a building located in Taiwan.

	2012	2011
Interest income	$778	$1,024

Interest income for 2012 and 2011 was $1 million, which was mainly from interest earned on bank accounts.

	2012	2011
Interest expense	$876	$3,139

Interest expense for 2012 was $1 million, compared to $3 million for 2011. The $2 million decrease is due primarily to the reduced interest paid on our Notes, which were repurchased in 2011.

	2012	2011
Amortization of debt discount	$—	$6,032

Amortization of debt discount for 2012 was $0 million as the amortization period on our Notes ended as of September 30, 2011.

	2012	2011
Gain (loss) on securities carried at fair value	$7,100	$(1,039)

Gain on securities carried at fair value for 2012 was $7 million compared to loss on securities carried at fair value of $1 million for 2011. For 2012, the gain was from a $4 million gain on the shares of common stock of BCD held as an investment and a $3 million gain on the shares of common stock of Eris prior to obtaining a controlling interest. For 2011, the loss was from the shares of common stock of Eris that would have otherwise been accounted for under the equity method of accounting.

	2012	2011
Other income (expense)	$(1,091)	$861

Other expense for 2012 was $1 million, compared to other income of $1 million for 2011. Included in other expense for 2012 was foreign currency losses, partially offset by miscellaneous income. Included in other income for 2011 was foreign currency gains and miscellaneous income.

	2012	2011
Income tax provision	$4,825	$10,157

We recognized income tax expense of $5 million for 2012, resulting in an effective tax rate of 16%, which is the same effective tax rate as 2011.

	2012	2011
Net income attributable to noncontrolling interest	$1,830	$2,770

Net income attributable to noncontrolling interest primarily represents the minority investor’s share of the earnings of certain China subsidiaries for 2012 and 2011 and Eris for part of 2012. On August 31, 2012, the Company acquired approximately 51% of the outstanding common stock of Eris, which the 49% noncontrolling interest is included in this account. The joint venture investments were eliminated in the consolidations of our financial statements, and the activities of our subsidiaries were included therein. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements, and the activities of these subsidiaries are included therein.

	2012	2011
Net income attributable to common stockholders	$24,152	$50,737

Net income attributable to common stockholders decreased 53% to $24 million (or $0.53 basic earnings per share and $0.51 diluted earnings per share) for 2012, compared to $51 million (or $1.12 basic earnings per share and $1.09 diluted earnings per share) for 2011, due primarily to increased cost of goods sold and operating expenses.

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

The following table sets forth the geographic breakdown of our net sales for the periods indicated based on the country to which the product is billed:

	Net sales for the year ended December 31		Percentage of net sales
	2011	2010	2011	2010
China	$206,965	$187,633	33%	31%
Taiwan	136,129	141,388	21%	23%
Switzerland	57,696	58,583	8%	10%
U.S.	47,892	76,328	8%	12%
Korea	37,643	35,180	6%	6%
Germany	30,838	31,704	5%	5%
U.K.	30,065	24,337	5%	4%
Singapore	23,492	24,468	4%	4%
All Others	64,531	33,265	10%	5%

Total	$635,251	$612,886	100%	100%

	2011	2010
Cost of goods sold	$441,554	$388,017
Gross profit	$193,697	$224,869
Gross profit margin	30%	37%

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

	2011	2010
SG&A	$89,974	$88,784

SG&A for 2011 increased $1 million, or 1%, to $90 million, compared to $89 million for 2010. SG&A, as a percentage of net sales, was 14% in 2011, compared to 15% in 2010.

	2011	2010
R&D	$27,231	$26,584

R&D for 2011 remained relativity flat at $27 million, or 4% of net sales, compared to $27 million, or 4% of net sales, for 2010.

	2011	2010
Amortization of acquisition-related intangible assets	$4,503	$4,569

Amortization of acquisition-related intangibles was approximately $4 million for 2011 and 2010.

	2011	2010
Interest income	$1,024	$2,842

Interest income for 2011 decreased to $1 million, compared to $3 million for 2010, due primarily to a decrease in interest income earned on our auction rate securities, which were put back to UBS AG at par value on June 30, 2010 in accordance with the settlement agreement and lower interest earned on cash balances in 2011.

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

	2011	2010
Gain (loss) on securities carried at fair value	$(1,039)	$—

The loss on securities carried at fair value for 2011 of $1 million was from the shares of common stock of Eris that would have otherwise been accounted for under the equity method of accounting.

	2011	2010
Other income (expense)	$861	$3,214

Other income for 2011 was $1 million, compared to other income of $3 million for 2010. Included in other income for 2011 was foreign currency gains. Included in other income for 2010 was a $1.7 million gain on sale of non–core intellectual property for which no intangible assets were recorded and a $1.1 million gain on forgiveness of debt from government subsidies in China.

	2011	2010
Income tax provision	$10,157	$17,839

We recognized income tax expense of $10 million for 2011, resulting in an effective tax rate of 16%, as compared to 18% for 2010. Our effective tax rate compared with the same period last year was lower due to lower income in higher-taxed jurisdictions.

	2011	2010
Net income attributable to noncontrolling interest	$2,770	$3,531

Net income attributable to noncontrolling interest primarily represents the minority investor’s share of the earnings of certain China subsidiaries for 2011 and 2010. The joint venture investments were eliminated in the consolidations of our financial statements, and the activities of our subsidiaries were included therein. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements, and the activities of these subsidiaries are included therein.

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

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and borrowings under our credit facilities. As of December 31, 2012, we had a U.S. credit agreement for a $10 million revolving credit facility with $8 million outstanding borrowings, a $10 million uncommitted facility with no outstanding borrowings and foreign credit facilities giving us total borrowing capacity of approximately $102 million of which approximately $1 million had been used for import and export guarantees. In addition, as of December 31, 2012, we had an outstanding $40 million term loan. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. For 2012, 2011 and 2010, our working capital was $378 million, $317 million, and $289 million, respectively. Our working capital increased in 2012 primarily due to the increase in cash and cash equivalents, mainly due to a draw down on our $40 million term loan, and an increase in accounts receivable and inventories, which were partially offset by the increase in accrued liabilities and other current liabilities. Our working capital increased in 2011 mainly due to an increase in inventory and prepaid expenses and a decrease in accounts payable, accrued liabilities and income tax payable, partially offset by an increase in lines of credit. We expect cash generated by our U.S. and international operations, together with existing cash, cash equivalents, and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

During 2012 we amended our credit agreement with Bank of America, N.A. (“Bank of America”) to provide for a term loan in the amount of $40 million, which bore interest at the Eurocurrency Rate (as defined) plus 1.25% per annum. On January 8, 2013, we entered into a new credit agreement with Bank of America and other participating lenders. The new credit agreement provides for a five-year, $300 million revolving senior credit facility. We intend to draw down on the revolving senior credit facility to, at least partially, fund the acquisition of BCD. In addition, as part of the new credit agreement, our credit agreement with Bank of America, as amended on February 1, 2012, was terminated and we drew down $45 million on the revolving senior credit facility to retire the existing term loan and pay fees and expenses in connection with entering into the new credit agreement on January 8, 2013. See “Debt instruments” below for additional information on our credit agreements with Bank of America.

In 2012, 2011 and 2010, our capital expenditures were $60 million, $83 million and $87 million, respectively , which includes $14 million and $18 million of capital expenditures related to the investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”) for 2012 and 2011, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the U.S. and office buildings in the U.S. and China. Capital expenditures, excluding capital expenditures related to the investment agreement, for 2012 were approximately 7% of our net sales, which was lower than our historical 10% to 12% of net sales model as we delayed capital investments in the third and fourth quarters in response to market conditions.

During 2010, we announced an investment agreement with the Management Committee of the CDHT. Under this agreement, we have agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for surface-mounted component production, assembly and test in Chengdu, China. We initially will own at least 95% of the joint venture. The manufacturing facility will be developed in phases over a ten year period, and in order to qualify for certain financial incentives, we were obligated to contribute at least $48 million to the joint venture in installments by December 14,2012. Due to pending approval from the Chinese government for completion of the restructuring of our China corporate entities, we received an extension to contribute the required amount until December 31, 2013. The CDHT will grant the joint venture a fifty year land lease, provides temporary facilities for up to three years at a subsidized rent while the joint venture builds the manufacturing facility and provides corporate and employee tax incentives, tax refunds, subsidies and other financial support to the joint venture and its qualified employees. If the joint venture fails to achieve specified levels of investment, the investment agreement allows for a renegotiation as well as the option to repay a portion of such financial support. This is a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2012, we have invested approximately $25 million of which $20 million were for capital expenditures.

In 2011, we purchased approximately $14 million worth of Eris common stock. In 2012, we purchased approximately $10 million of additional shares of common stock of Eris. On August 30, 2012, we acquired over 50% of the outstanding common stock of Eris and obtained a controlling financial interest. We may from time to time seek to purchase additional shares of Eris common stock in the open market, in privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors. The amounts involved may be material. On October 29, 2012, we acquired PAM for which we paid $16 million, $3 million of which was held back and will be paid over the next two years subject to the satisfaction of certain terms and conditions. On December 26, 2012, we entered into an agreement to acquire BCD for approximately $151 million; we intend to draw down on the revolving senior credit facility to, at least partially, fund the acquisition. In addition, as part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire product lines or companies in order to enhance our portfolio and accelerate our new offerings, which could have a material impact on liquidity and require us to draw down on or increase our credit facilities borrowings. See Note 17 of the “Notes to Consolidated Financial Statements” of this Annual Report for additional information about Eris, PAM and BCD and Part I, Item 1 of this Annual Report for additional information about our strategy.

Discussion of Cash Flows

Cash and cash equivalents have decreased from $271 million at December 31, 2010, to $130 million at December 31, 2011, then increased to $157 million at December 31, 2012. The decrease from 2010 to 2011 was primarily due to cash used in financing activities for the retirement of our Notes. The increase during 2012 was primarily due to the draw down on our $40 million term loan.

	Year Ended December 31,
	2012	2011	Change	2011	2010	Change
Net cash provided by operating activities	$64,221	$61,650	$2,571	$61,650	$118,005	$(56,355)
Net cash provided by (used by) investing activities	(77,419)	(98,312)	20,893	(98,312)	209,569	(307,881)
Net cash provided by (used by) financing activities	38,542	(107,713)	146,255	(107,713)	(295,349)	187,636
Effect of exchange rates on cash and cash equivalents	2,267	2,984	(717)	2,984	(3,277)	6,261

Net increase (decrease) in cash and cash equivalents	$27,611	$(141,391)	$169,002	$(141,391)	$28,948	$(170,339)

Operating Activities

Net cash provided by operating activities during 2012 was $64 million, resulting primarily from $26 million of net income in the period, $64 million of depreciation and amortization and $14 million from non-cash share-based compensation, partially offset by changes in operating assets and liabilities. Net cash provided by operating activities was $62 million for 2011 and $118 million for 2010.

Net cash provided by operating activities increased by $2 million from 2011 to 2012. This increase resulted primarily from the treatment of certain tax items relating to the retirement of our Notes in 2011 that did not occur in 2012, partially offset by the decrease in net income (from $54 million in 2011 to $26 million in 2012).

Net cash provided by operating activities decreased by $56 million from 2010 to 2011. This decrease resulted primarily from a decrease in net income (from $80 million in 2010 to $54 million in 2011) and increase in tax related items.

Investing Activities

Net cash used by investing activities for 2012 was $77 million, resulting primarily from $20 million in acquisitions, net of cash acquired and $58 million in capital expenditures.

Net cash used by investing activities for 2011 was $98 million, resulting primarily from $14 million in purchases of securities and $81 million in capital expenditures.

Net cash provided by investing activities for 2010 was $210 million, resulting primarily from $297 million in proceeds from sale of auction rate securities, offset by $89 million in capital expenditures.

Financing Activities

Net cash provided by financing activities for 2012 was $39 million, resulting primarily from $40 million draw down on our term loan.

Net cash used by financing activities for 2011 was $108 million, resulting primarily from $135 million in repayments of short-term debt, which was mainly the retirement of our Notes.

Net cash used by financing activities for 2010 was $295 million, resulting primarily from $303 million in repayments of lines of credit and short-term debt, which was mainly the repayment of our “no net cost” loan.

Debt instruments

On November 25, 2009 we entered into a credit agreement with Bank of America as modified by certain amendments, including the Sixth Amendment to Credit Agreement dated as of April 30, 2012 (collectively the “Credit Agreement”). The Credit Agreement provided for a $10 million revolving credit facility (the “Revolver”) and a $10 million uncommitted facility (the “Uncommitted Facility”). The Fifth Amendment added an additional borrower, Diodes International B.V. (the “BV Entity”), to the Credit Agreement and provided for an additional term loan in the amount of $40 million (the “Term Loan”). The Term Loan bore interest at a rate per annum equal to the Eurocurrency Rate (as defined) plus 1.25% per annum. On February 1, 2012, the BV Entity drew down the full $40 million of the Term Loan.

On January 8, 2013, we and the B.V. Entity (collectively with us, the “Borrowers”) and certain subsidiaries of ours as guarantors, entered into a Credit Agreement (the “New Credit Agreement”) with Bank of America and other participating lenders (collectively, the “Lenders”). Certain capitalized terms used in this description of the New Credit Agreement have the meanings given to them in the New Credit Agreement.

The New Credit Agreement provides for a five-year, $300 million revolving senior credit facility (the “Revolver”), which includes $10 million swing line sublimit, a $10 million letter of credit sublimit, and $20 million alternative currency sublimit. The Borrowers may from time to time request increases in the aggregate commitment under the New Credit Agreement of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new Lenders, and subject to at least half of each increase in aggregate commitment being in the form of term loans (“Incremental Term Loans”), with the remaining amount of each being an increase the amount of the Revolver.

The Revolver matures on January 8, 2018 (the “Revolver Maturity Date”). Incremental Term Loans mature no earlier than the Revolver Maturity Date. The proceeds under the Revolver and the Incremental Term Loans may be used for the purposes of refinancing certain existing debt, for working capital and capital expenditures, and for general corporate purposes, including financing permitted acquisitions.

The B.V. Entity’s obligations under the New Credit Agreement are guaranteed by us. Each Borrower’s obligations under the New Credit Agreement are guaranteed by certain of that Borrower’s subsidiaries. The Borrower’s obligations under the New Credit Agreement are secured by substantially all assets of the Borrowers and certain of their subsidiaries.

Under the Revolver, the Borrowers may borrow through Base Rate Loans (as defined) in United States Dollars (“USD”) or through Eurocurrency Rate Loans (as defined) in USD, Euros, British Pounds Sterling or another currencies approved by the Lenders subject, as to all currencies other than USD, to the Alternative Currency sublimit. Base Rate Loans bear interest at a fluctuating rate per annum equal to the sum of (a) the highest of (i) the Federal Funds Rate plus  1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%, plus (b) an amount between 0.50% per annum and 1.25% per annum, based upon the Borrowers’ and their subsidiaries’ Consolidated Leverage Ratio. Eurocurrency Rate Loans bear interest at LIBOR plus an amount between 1.50% and 2.25% per annum, based upon the Borrowers’ and their subsidiaries’ Consolidated Leverage Ratio.

Incremental Term Loans will be on pricing and amortization terms to be agreed upon.

As part of the New Credit agreement, our Credit Agreement with Bank of America, as amended, was terminated with no penalties and on January 8, 2013, we drew down $45 million on the Revolver to retire the existing Term Loan and pay fees and expenses in connection with entering into the New Credit Agreement.

The New Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends).

As of December 31, 2012, our U.S., Asia and Europe subsidiaries had available lines of credit of up to an aggregate of approximately $102 million, with several financial institutions. These lines of credit are unsecured, uncommitted and, in some instances, may be repayable on demand, except for two Taiwanese credit facilities that are collateralized by assets. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2012, there was $8 million outstanding on these lines of credit, and the interest rates ranged from 1.4% to 3.3%. See Note 10 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

Contractual Obligations

The following table represents our contractual obligations as of December 31, 2012:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$45,195	$1,063	$1,901	$40,737	$1,494
Capital leases	1,175	346	625	204	—
Operating leases	17,837	6,404	6,746	4,385	302
Defined benefit obligations	21,319	3,046	6,091	6,091	6,091
Purchase obligations	9,817	9,817	—	—	—
Other obligations (1)	22,800	22,800	—	—	—

Total obligations	$118,143	$43,476	$15,363	$51,417	$7,887

(1)	See “Other Commitments” in Note 16 of “Notes to Consolidated Financial Statements” for additional information.

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

Goodwill and long-lived assets

Goodwill is tested for impairment on an annual basis, on October 1, and between annual tests if indicators of potential impairment exist. For 2012 and 2011, we used the simplified goodwill impairment test, which allows us to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. We are required to perform step one and calculate the fair value of its reporting units only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying value (that is, a likelihood of more than 50%). The qualitative analysis, which we refer to as step zero, was performed and we considered all relevant factors specific to its reporting units. Some factors considered in step zero were macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit and other relevant entity-specific events. Our conclusion of step zero was that goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). No impairment of goodwill has been identified during any of the periods presented.

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

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates, primarily in Asia and Europe. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have a material adverse impact upon our financial results. Certain of our assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar and the British Pound Sterling and, to a lesser extent, the Japanese Yen, the Euro and the Hong Kong dollar. In the future, we may enter into hedging arrangements designed to mitigate foreign currency fluctuations. See “Risk Factors– We are subject to foreign currency risk as a result of our international operations.” in Part I, Item 1A of this Annual Report for additional information.

Effect on Reporting Income

Certain of our subsidiaries have a functional currency that differs from the currencies in which some of their expenses are denominated. Our income and expenses are based on a mix of currencies and a decline in one currency relative to the other currencies could adversely affect our results of operations. Furthermore, our results of operations are reported in U.S. dollars, which is our reporting currency. In the event the U.S. dollar weakens against a foreign currency, we will experience a currency transaction loss, which could adversely affect our results of operations. If a foreign currency were to weaken (or strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain (or loss) of less than $1 million per quarter.

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

Foreign Currency Denominated Defined Benefit Plans

We have a contributory defined benefit plan that covers certain employees in the U.K., which is closed to new entrants and frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. December 31 is our annual measurement date and on measurement date, defined benefit plan assets are determined based on fair value. Defined benefit plan assets consist primarily of high quality corporate bonds that are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating to the terms of the related pension liability. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.

As of December 31, 2012, the plan was underfunded and a liability of approximately $18 million was reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $11 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of less than $1 million. The weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2012 was 5.1%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce annual benefit cost by less than $1 million. A 0.2% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would increase/(decrease) the year-end projected benefit obligation by approximately $4 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net period benefit cost by approximately $1 million. The asset value of the defined benefit plan has been volatile in recent years due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors–Due to the recent fluctuations in the United Kingdom’s equity markets and bond markets, changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Interest Rate Risk

We have credit facilities with financial institutions in the U.S., Asia and Europe as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As a matter of policy, we do not enter into derivative transactions for speculative purposes. As of December 31, 2012, our outstanding principal debt included our $40 million term loan, lines of credit of $8 million and $1 million used for import and export guarantees. Based on an increase or decrease in interest rates by 1.0% for the year on our credit facilities, our annual interest rate expense would increase or decrease by less than $1 million. In addition, on January 8, 2013, we entered into a five year $300 million revolving senior credit facility, which will further increase our sensitivity to raising interest rates, depending on how much we draw down on the facility.

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

Inflation Risk

Inflation did not have a material effect on net sales or net income in fiscal year 2012. A significant increase in inflation could affect future performance.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

On October 29, 2012, the Company completed the acquisition of Power Analog Microelectronics, Inc. (“PAM”), whose financial statements reflect total assets and revenues constituting less than 1% for both, of the consolidated financial statement amounts for the year ended December 31, 2012. As permitted by the rules of the SEC, the Company will exclude PAM from its annual assessment of the effectiveness of internal control over financial reporting for the year ending December 31, 2012, the year of acquisition. Management continues to monitor PAMs internal control over financial reporting and evaluate conformance with the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in the definitive proxy statement of the Company to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 within 120 days after the Company’s fiscal year end of December 31, 2012, for its annual stockholders’ meeting for 2013 (the “Proxy Statement”).

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

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the section entitled “General Information – Security Ownership of Certain Beneficial Owners and Management” and “Proposal One – Election of Directors” contained in the Proxy Statement.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

Page
(1) Financial statements:

Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets at December 31, 2012, and 2011	50 to 51

Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010	52

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	53

Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010	54

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	55 to 56

Notes to Consolidated Financial Statements	57 to 85

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

(c)	Financial Statements of Unconsolidated Subsidiaries and Affiliates

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Diodes Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Diodes Incorporated and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Los Angeles, California

February 27, 2013

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
December 31,	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$157,121	$129,510
Accounts receivable, net	152,073	132,408
Inventories	153,293	140,337
Deferred income taxes, current	9,995	5,450
Prepaid expenses and other	18,928	19,093

Total current assets	491,410	426,798

PROPERTY, PLANT AND EQUIPMENT, net	243,296	225,393
DEFERRED INCOME TAXES, non-current	36,819	26,863
OTHER ASSETS
Goodwill	87,359	67,818
Intangible assets, net	44,337	24,197
Other	16,842	21,995

Total assets	$920,063	$793,064

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Amounts in thousands, except share data)
December 31,	2012	2011
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Lines of credit and short-term debt	$7,629	$8,000
Accounts payable	64,072	66,063
Accrued liabilities	41,139	30,793
Income tax payable	678	4,855

Total current liabilities	113,518	109,711

LONG-TERM DEBT, net of current portion
Long-term borrowings	44,131	2,857
CAPITAL LEASE OBLIGATIONS, net of current portion	789	1,082
OTHER LONG-TERM LIABILITIES	41,185	30,699

Total liabilities	199,623	144,349

COMMITMENTS AND CONTINGENCIES
EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock—par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—par value $0.666 2/3 per share; 70,000,000 shares authorized; 46,010,815 and 45,432,252 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	30,674	30,423
Additional paid-in capital	280,571	263,455
Retained earnings	399,796	375,644
Accumulated other comprehensive loss	(33,856)	(35,762)

Total Diodes Incorporated stockholders’ equity	677,185	633,760
Noncontrolling interest	43,255	14,955

Total equity	720,440	648,715

Total liabilities and equity	$920,063	$793,064

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)
Years ended December 31,	2012	2011	2010
NET SALES	$633,806	$635,251	$612,886

COST OF GOODS SOLD	472,220	441,554	388,017

Gross profit	161,586	193,697	224,869

OPERATING EXPENSES
Selling, general and administrative	101,363	89,974	88,784
Research and development	33,761	27,231	26,584
Amortization of acquisition related intangible assets	5,122	4,503	6,406
Gain on sale of assets	(3,556)	—	(1,837)

Total operating expenses	136,690	121,708	119,937

Income from operations	24,896	71,989	104,932

OTHER INCOME (EXPENSES)
Interest income	778	1,024	2,842
Interest expense	(876)	(3,139)	(5,229)
Amortization of debt discount	—	(6,032)	(7,656)
Gain (loss) on securities carried at fair value	7,100	(1,039)	—
Other	(1,091)	861	3,214

Total other income (expenses)	5,911	(8,325)	(6,829)

Income before income taxes and noncontrolling interest	30,807	63,664	98,103

INCOME TAX PROVISION	4,825	10,157	17,839

NET INCOME	25,982	53,507	80,264

Less: NET INCOME attributable to noncontrolling interest	(1,830)	(2,770)	(3,531)

NET INCOME attributable to common stockholders	$24,152	$50,737	$76,733

EARNINGS PER SHARE attributable to common stockholders
Basic	$0.53	$1.12	$1.74

Diluted	$0.51	$1.09	$1.68

Number of shares used in computation
Basic	45,780	45,202	44,146

Diluted	46,899	46,713	45,546

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended December 31,
	2012	2011	2010
Net income	$25,982	$53,507	$80,264
Translation adjustment	7,317	(690)	(1,519)
Unrealized gain (loss) on defined benefit plan, net of tax	(5,411)	10,008	4,750

Comprehensive income	27,888	62,825	83,495
Less: Comprehensive income attributable to noncontrolling interest	(1,830)	(2,770)	(3,531)
Total comprehensive income attributable to common stockholders	$26,058	$60,055	$79,964

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)
Years ended December 31, 2009, 2010 and 2011
	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated Stockholders’	Noncontrolling
	Shares	Amount	capital	earnings	gain (loss)	equity	interest	Total equity
BALANCE, December 31, 2009	43,729	$29,153	$211,618	$248,174	$(48,311)	$440,634	$10,290	$450,924

Comprehensive income, net of tax:
Net income	—	—	—	76,733		76,733	3,531	80,264
Translation adjustment	—	—	—	—	(1,519)	(1,519)	—	(1,519)
Unrealized gain on defined benefit plan	—	—	—	—	4,750	4,750	—	4,750

Total comprehensive income						79,964	3,531	83,495
Dividend to noncontrolling interest	—	—	—	—	—	—	(2,373)	(2,373)
Common stock issued for share-based plans	934	622	4,157	—	—	4,779	—	4,779
Excess tax benefit from share-based compensation	—	—	3,073	—	—	3,073	—	3,073
Convertible senior notes	—	—	(57)	—	—	(57)	—	(57)
Share-based compensation	—	—	13,051	—	—	13,051	—	13,051

BALANCE, December 31, 2010	44,663	$29,775	$231,842	$324,907	$(45,080)	$541,444	$11,448	$552,892

Comprehensive income, net of tax:
Net income	—	—	—	50,737	—	50,737	2,770	53,507
Translation adjustment	—	—	—	—	(690)	(690)	—	(690)
Unrealized gain on defined benefit plan	—	—	—	—	10,008	10,008	—	10,008

Total comprehensive income						60,055	2,770	62,825
Dividend to noncontrolling interest	—	—	—	—	—	—	737	737
Common stock issued for share-based plans	769	648	2,886	—	—	3,534	—	3,534
Excess tax benefit from share-based compensation	—	—	15,024	—	—	15,024	—	15,024
Share-based compensation	—	—	13,703	—	—	13,703	—	13,703

BALANCE, December 31, 2011	45,432	$30,423	$263,455	$375,644	$(35,762)	$633,760	$14,955	$648,715

Comprehensive income, net of tax:
Net income	—	—	—	24,152	—	24,152	1,830	25,982
Translation adjustment	—	—	—	—	7,317	7,317	—	7,317
Unrealized loss on defined benefit plan	—	—	—		(5,411)	(5,411)	—	(5,411)

Total comprehensive income						26,058	1,830	27,888
Acquisition of noncontrolling interest	—	—	—	—	—	—	26,470	26,470
Common stock issued for share-based plans	579	251	1,074	—	—	1,325	—	1,325
Excess tax benefit from share-based compensation	—	—	1,644	—	—	1,644	—	1,644
Share-based compensation	—		14,398	—	—	14,398	—	14,398

BALANCE, December 31, 2012	46,011	$30,674	$280,571	$399,796	$(33,856)	$677,185	$43,255	$720,440

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
Years ended December 31,	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,982	$53,507	$80,264
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	59,063	56,927	47,365
Amortization of intangibles	5,130	4,511	4,431
Amortization of convertible senior notes issuance costs	—	412	549
Amortization of discount on convertible senior notes	—	6,032	7,656
Share-based compensation	14,398	13,703	13,051
Excess tax benefit from share-based compensation	(1,639)	(15,024)	(3,073)
Loss (gain) on disposal of property, plant and equipment	(3,554)	31	(1,665)
Loss (gain) on securities carried at fair value	(7,100)	1,039	—
Deferred income taxes	(13,051)	(21,916)	(4,040)
Other	(334)	(297)	(464)
Changes in operating assets:
Accounts receivable	(6,360)	(4,406)	(23,604)
Inventories	(5,492)	(20,187)	(30,388)
Prepaid expenses and other current assets	3,162	(7,483)	(2,290)
Changes in operating liabilities:
Accounts payable	(7,440)	(3,584)	7,032
Accrued liabilities	2,257	(8,513)	8,022
Other liabilities	(4,179)	3,069	2,445
Income taxes payable	3,378	3,829	12,714

Net cash provided by operating activities	64,221	61,650	118,005

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(20,048)	—	—
Purchases of equity securities	(3,413)	(14,117)	—
Proceeds from sale of debt securities	—	—	296,600
Purchases of property, plant and equipment	(58,166)	(80,941)	(88,809)
Proceeds from sales of property, plant and equipment	1,969	40	2,163
Proceeds from sales of intangibles	2,122	—	—
Other	117	(3,294)	(385)

Net cash provided by (used by) investing activities	(77,419)	(98,312)	209,569

CASH FLOWS FROM FINANCING ACTIVITIES
Advance on lines of credit and short term debt	3,659	8,000	3,762
Repayments on lines of credit and short-term debt	(9,556)	—	(303,192)
Net proceeds from the issuance of common stock	1,318	3,526	4,818
Excess tax benefit from share-based compensation	1,639	15,024	3,073
Dividend to noncontrolling interest	—	—	(2,373)
Proceeds from long-term debt	71,720	—	—
Repayments of long-term debt	(30,445)	(134,706)	(1,165)
Repayments of capital lease obligations	(295)	(285)	(268)
Other	502	728	(4)

Net cash provided by (used by) financing activities	38,542	(107,713)	(295,349)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,267	2,984	(3,277)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,611	(141,391)	28,948
CASH AND CASH EQUIVALENTS, beginning of year	129,510	270,901	241,953

CASH AND CASH EQUIVALENTS, end of year	$157,121	$129,510	$270,901

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)
Years ended December 31,	2012	2011	2010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$914	$3,322	$4,638

Income taxes	$17,086	$12,118	$9,617

Non-cash activities:
Property, plant and equipment purchased on accounts payable	$(1,957)	$(1,934)	$2,229

Acquisition:
Fair value of assets acquired	$76,438	$—	$—
Liabilities assumed	(13,924)	—	—
Cash acquired	6,108	—	—

Net assets acquired	$68,622	$—	$—

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

Ship and debit reserves are recorded as a reduction to net sales with a corresponding reduction to accounts receivable. Stock rotation reserves are recorded as a reduction to net sales with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. Price protection reserves are recorded as a reduction to net sales with a corresponding increase in accrued liabilities. Revenue is reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $48 million, $41 million and $32 million in 2012, 2011 and 2010, respectively.

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

Allowance for doubtful accounts – The Company evaluates the collectability of its accounts receivable based upon a combination of factors, including the current business environment and historical experience. If the Company is aware of a customer’s inability to meet its financial obligations, it records an allowance to reduce the receivable to the amount it reasonably believes will be collected from the customer. For all other customers, the Company records an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of a valuation allowances, which were approximately $2 million, $2 million and $1 million in 2012, 2011 and 2010, respectively.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Inventories – Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. On an on-going basis, the Company evaluates inventory for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to the Company’s manufacturing facilities. If the Company’s review indicates a reduction in utility below carrying value, it reduces inventory to a new cost basis. If future demand or market conditions are different than the Company’s current estimates, an inventory adjustment to write down inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.

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

Goodwill and other intangible assets – Goodwill is tested for impairment on an annual basis, on October 1, and between annual tests if indicators of potential impairment exist. For 2012 and 2011, the Company used the simplified goodwill impairment test, which allows the Company to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. The Company is required to perform step one and calculate the fair value of its reporting units only if the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying value (that is, a likelihood of more than 50%). The qualitative analysis, which we refer to as step zero, was performed and the Company considered all relevant factors specific to its reporting units. Some factors considered in step zero were macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit and other relevant entity-specific events. The Company’s conclusion of step zero was that goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). No impairment of goodwill has been identified during any of the periods presented.

Impairment of long-lived assets – The Company’s long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2012, the Company expects the remaining carrying value of assets to be recoverable. No impairment of long-lived assets has been identified during any of the periods presented. The weighted average amortization period for amortizable intangible assets is approximately 8 years.

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

Research and development costs – Research and development costs are expensed as incurred. Acquired in-process research and development (“IPR&D”) is capitalized as an indefinite-lived intangible asset and evaluated periodically for impairment. When the project is completed, an expected life is determined and the IPR&D is amortized to expense over the expected life.

Shipping and handling costs – Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were $7 million, $6 million and $5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Earnings per share – Basic earnings per share is calculated by dividing net earnings by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. Earnings per share are computed using the “treasury stock method.”

For the three years ended December 31, 2012, 2011 and 2010, options and share grants outstanding for 2 million shares, of common stock have been excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

	Year Ended December 31,
	2012	2011	2010
Basic
Weighted average number of common shares outstanding used in computing basic earnings per share	45,780	45,202	44,146

Net income attributable to common stockholders	$24,152	$50,737	$76,733

Basic earnings per share attributable to common stockholders	$0.53	$1.12	$1.74

Diluted
Weighted average number of common shares outstanding used in computing basic earnings per share	45,780	45,202	44,146
Add: Assumed exercise of stock options and stock awards	1,119	1,511	1,400

Weighted average number of common shares outstanding used in computing diluted earnings per share	46,899	46,713	45,546

Net income attributable to common stockholders	$24,152	$50,737	$76,733

Diluted earnings per share attributable to common stockholders	$0.51	$1.09	$1.68

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

Functional currencies and foreign currency translation – The functional currency for most of the Company’s international operations is the U.S. dollar. In some cases, we enter into transactions involving foreign currencies. Some subsidiaries functional currency is their local currency, as the Company believes it is the appropriate currency. The Company believes the New Taiwan (“NT”) dollar is the functional currency for its Taiwan based entities and the British Pound Sterling (“GBP”) is the functional currency for its U.K. based entities, which most appropriately reflects the current economic facts and circumstances of their operations. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Income and expense accounts denominated in foreign currencies are translated at the weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets. Included in other income are foreign exchange losses of $2 million, $1 million and $0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company uses the U.S. dollar as the functional currency for its mainland China and Hong Kong based entities as substantially all monetary transactions are made in U.S. dollars, and other significant economic facts and circumstances currently support that position. As these factors may change in the future, the Company periodically assesses its position with respect to the functional currency of its foreign subsidiaries.

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

Noncontrolling interest—Noncontrolling interest (previously referred to as minority interest) primarily relate to the minority investors’ share of the earnings of certain China and Taiwan subsidiaries. Noncontrolling interests are a separate component of equity and not as a liability, which increases or decreases in the Company’s ownership interest, that leave control intact, be treated as equity transactions, rather than step acquisitions or diluted gain or losses. The noncontrolling interest in the Company’s subsidiaries and their equity balances are reported separately in the consolidated financial statements, and activities of these subsidiaries are included therein.

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

Comprehensive income (loss) – GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of other comprehensive income or loss include foreign currency translation adjustments, unrealized gain or loss on defined benefit plan, foreign currency gain (loss) on forward contracts and other items. Accumulated other comprehensive loss was $(34) million, $(36) million and $(45) million at December 31, 2012, 2011 and 2010, respectively.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

There is no income tax expense or benefit associated with each component of comprehensive income. As of December 31, 2012, the accumulated balance for each component of comprehensive income are as follows:

	2012	2011
Translation adjustment	$(22,663)	$(29,919)

Unrealized loss on defined benefit plan	$(11,254)	$(5,843)

Reclassifications – Certain amounts from prior periods have been reclassified to conform to the current years’ presentation such as certain statement of income line items.

Recently issued accounting pronouncements – In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other. ASU No. 2012-02 will allow the Company the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. Determining that it is more likely than not that an indefinite-lived intangible asset is impaired will require quantitative impairment testing, otherwise, no further action will be required. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 18, 2012, with early adoption permitted. The adoption is not expected to have an impact on the Company’s consolidated financial statements.

NOTE 2 – FAIR VALUE MEASUREMENTS

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

As of December 31, 2012, the Company had investments in shares of common stock of BCD Semiconductor Manufacturing Limited (“BCD”), which were purchased on the open market and records unrealized gains and losses in other income (expense). The shares of common stock are valued under the fair value hierarchy as a Level 1 Input. See Note 17 for further information about BCD.

Financial assets and liabilities carried at fair value as of December 31, 2012 are classified in the following table:

Trading Securities	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
BCD	$7,092	$7,092	$—	$—	$3,679

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

The Company has elected the fair value option for the shares of Eris common stock. Fair value is the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The shares of Eris common stock will be valued under the fair value hierarchy as a Level 1 Input.

Financial assets and liabilities carried at fair value as of December 31, 2011 are classified in the following table:

		Fair Value Measurements			Changes in Fair Values for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
Description	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Gains and (Losses)	Total Changes in Fair Values Included in Current - Period Earnings
Securities carried at fair value *	$13,078	$13,078	$—	$—	$(1,039)	$(1,039)

(*)	Represents investments that would otherwise be accounted for under the equity method of accounting and is included in other assets.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

On August 31, 2012, the Company acquired approximately 51% of the outstanding common stock of Eris. The Company has accounted for the additional purchase of shares as a business combination achieved in stages (“step acquisition”) and consolidated Eris beginning September 1, 2012. See Note 17 for further information about Eris.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2012 and 2011. Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill, other intangible assets and other non-financial long-lived assets.

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost or market value, at December 31 were:

	2012	2011
Finished goods	$59,319	$52,027
Work-in-progress	30,564	22,937
Raw materials	63,410	65,373

	$153,293	$140,337

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 were:

	2012	2011
Buildings and leasehold improvements	$53,068	$46,654
Machinery and equipment	465,106	410,559

	518,174	457,213
Less: Accumulated depreciation and amortization	(322,403)	(266,228)

	195,771	190,985
Construction in-progress	31,227	19,468
Land	16,298	14,940

	$212,069	$205,925

Depreciation and amortization of property, plant and equipment was $59 million, $57 million and $47 million for the years ended December 31, 2012, 2011 and 2010, respectively.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets subject to amortization at December 31 were as follows:

December 31, 2012
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets:
Patents	5-15 years	$11,795	$(5,393)	$(273)	$6,129
Software license	3 years	1,212	(1,149)	(63)	—
Developed product technology	2-10 years	42,408	(15,316)	(5,481)	21,611
Customer relationships	12 years	14,292	(2,303)	(1,234)	10,755

Total amortized intangible assets:		$69,707	$(24,161)	$(7,051)	$38,495

Intangible assets with indefinite lives:
Trademarks and trade names	Indefinite	$6,403	$—	$(561)	$5,842

Total Intangible assets with indefinite lives:		$6,403	$—	$(561)	$5,842

Total intangible assets:		$76,110	$(24,161)	$(7,612)	$44,337

December 31, 2011
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange and Other	Net
Amortized intangible assets:
Patents	5-15 years	$10,892	$(4,619)	$(339)	$5,934
Software license	3 years	1,212	(1,149)	(63)	—
Developed product technology	2-10 years	29,643	(11,765)	(5,958)	11,920
Customer relationships	12 years	6,917	(1,660)	(1,400)	3,857
Total amortized intangible assets:		$48,664	$(19,193)	$(7,760)	$21,711

Intangible assets with indefinite lives:
Trademarks and trade names	Indefinite	$3,162	$—	$(676)	$2,486
Total Intangible assets with indefinite lives:		$3,162	$—	$(676)	$2,486

Total intangible assets:		$51,826	$(19,193)	$(8,436)	$24,197

Amortization expense related to intangible assets subject to amortization was $5 million, $5 million and $4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Amortization of intangible assets through 2017 is as follows:

Years
2013	$5,647
2014	5,247
2015	4,726
2016	4,310
2017	4,281

NOTE 6 – GOODWILL

Changes in goodwill for the years ended December 31 were as follows:

Balance at December 31, 2010	$68,949
Currency exchange	(1,131)

Balance at December 31, 2011	$67,818

Acquisitions	16,913
Currency exchange	2,628

Balance at December 31, 2012	$87,359

NOTE 7 – BANK CREDIT AGREEMENTS AND OTHER SHORT-TERM AND LONG-TERM DEBT

Credit Facilities – The Company maintains credit facilities with several financial institutions through its entities in the U.S., Asia and Europe totaling $102 million. These credit facilities, except for one Taiwanese credit facility, are collateralized by each subsidiary’s premises, are unsecured, uncommitted and, in some instances, may be repayable on demand.

On November 25, 2009 the Company entered into a credit agreement with Bank of America, N.A. (“Bank of America”) as modified by a certain letter dated March 31, 2010, the First Amendment to Credit Agreement dated as of July 16, 2010, the Second Amendment to Credit Agreement dated as of November 24, 2010, the Third Amendment to Credit Agreement dated as of February 4, 2011, the Fourth Amendment to Credit Agreement dated as of November 23, 2011, the Fifth Amendment to Credit Agreement dated as of February 1, 2012, and the Sixth Amendment to Credit Agreement dated as of April 30, 2012 (collectively the “Credit Agreement”). The Credit Agreement provides for a $10 million revolving credit facility (the “Revolver”) and a $10 million uncommitted facility (the “Uncommitted Facility”).

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

The Revolver includes a $2 million sublimit for letters of credit. Both the Revolver and the Uncommitted Facility mature on January 17, 2013 (the “Maturity Date”). The proceeds under the Revolver and the Uncommitted Facility may be used for general corporate purposes, to finance temporary cash shortages and to minimize taxes associated with moving cash between countries. Any borrowing and obligations under the Revolver or under the Uncommitted Facility is secured by accounts, chattel paper, deposit accounts and inventory, and all dividends, distributions, and income attributable to proceeds, products, additions to, substitutions, replacements and supporting obligations for, model conversions, and accessions of the foregoing, of the Company and of certain of its subsidiaries. Certain subsidiaries of the Company also guaranty any borrowing and obligations and pledge their interests to Bank of America in certain subsidiary stock owned by such subsidiary guarantors. In addition, as amended, 65% of our interest in the BV Entity have been pledged as security for all obligations under the Credit Agreement.

In addition, the Credit Agreement contains certain restrictive and financial covenants, including, but not limited to, the following: (a) the Company shall maintain on a consolidated basis a Fixed Charge Coverage Ratio of not less than 2.00 to 1.0 and a Quick Ratio of not less than 1.50 to 1.0 (excluding the Company’s Notes for both ratios); (b) the Company and its subsidiaries shall not create, incur, assume or suffer to exist any lien upon any of its property, assets or revenues except as specified in the Credit Agreement; (c) the Company and its subsidiaries shall not make any investments except as specified in the Credit Agreement; (d) the Company and its subsidiaries shall not create, incur, assume or suffer to exist any indebtedness except as specified in the Credit

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Agreement; (e) the Company and its subsidiaries shall not dissolve or merge or consolidate with or into another entity except as specified in the Credit Agreement; (f) the Company and its subsidiaries shall not make any disposition except as specified in the Credit Agreement; (g) the Company and its subsidiaries shall not make any restricted payment, or issue or sell any equity interests, except as specified in the Credit Agreement; (h) the Company and its subsidiaries shall not engage in any material line of business substantially different from those lines of business that are currently conducted by the Company and its subsidiaries; (i) the Company and its subsidiaries shall not enter into any transaction of any kind with any affiliate of the Company except as specified in the Credit Agreement; (j) the Company and its subsidiaries shall not enter into certain burdensome contractual obligations except as specified in the Credit Agreement; (k) the Company and its subsidiaries shall not use the proceeds of any credit extension to purchase or carry margin stock or to extend credit to others for the purpose of purchasing or carrying margin stock or to refund indebtedness originally incurred for such purpose; (l) Interest Coverage Ratio (as defined) will be at least 3.0 to 1.0 on a consolidated basis; and (m) Funded Debt to EBITDA Ratio (as defined) will not exceed 2.50 to 1.0 on a consolidated basis. As of December 31, 2012, the Company was in compliance with these covenants.

The credit unused and available under the various facilities as of December 31, 2012, was $93 million (net of $1 million credit used for import and export guarantee), as follows:

2012		Outstanding at December 31,
Lines of Credit	Terms	2012	2011
$81,581	Unsecured, interest at LIBOR plus margin, due quarterly	$5,629	$—
10,000	Secured, interest at LIBOR plus margin, due monthly (Revolver)	2,000	8,000
10,000	Secured, uncommitted, interest at LIBOR plus margin, due monthly (Uncommitted Facility)	—	—

$101,581		$7,629	$8,000

See Note 19 for additional information regarding the Company’s lines of credit.

Long-term debt – The balances as of December 31, consist of the following:

	2012	2011
Notes payable to Taiwan bank, principal amount of TWD 158 million, variable interest (approximately 3.3% and 2.0% as of December 31, 2012 and 2011, respectively), of which TWD 132 million matures on July 6, 2021, and TWD 26 million matures July 6, 2013, secured by land and building.	2,979	3,265
Notes payable to Taiwan banks, variable interest between 1.8% and 2.5% as of December 31, 2012, maturity dates range from 2013 to 2023, secured by land, building and equipment.	2,215	—
Term Loan	40,000	—

Total long-term debt	45,194	3,265
Less: Current portion	(1,063)	(408)

Long-term debt, net of current portion	$44,131	$2,857

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The annual contractual maturities of long-term debt at December 31, 2012 are as follows:

2013	1,063
2014	947
2015	954
2016	40,374
2017	363
Thereafter	1,493

Total long-term debt	$45,194

Convertible senior notes – In October 2006, the Company issued and sold Notes with an aggregate principal amount of $230 million due 2026. On September 30, 2011, substantially all of the note holders surrendered their Notes for purchase. On December 1, 2011, the Company elected to purchase the remaining outstanding principal amount plus accrued and unpaid interest to, but excluding, December 1, 2011, the redemption date. The Company has delivered the aggregate purchase price for the accepted Notes, which includes accrued and unpaid interest, to the Paying Agent for distribution to the note holders. As of December 31, 2011, all Notes have been redeemed.

The amount of interest expense, including amortization of debt discount for the liability component and debt issuance costs, for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Notes contractual interest expense	$2,267	$3,077
Amortization of debt discount	6,032	7,656
Amortization of debt issuance costs	412	549

Total	$8,711	$11,282

NOTE 8 – CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease agreements are summarized as follows:

For years ending December 31,
2013	$346
2014	346
2015	279
2016	185
Thereafter	19

1,175
Less: Interest	(76)

Present value of minimum lease payments	1,099

Less: Current portion	(310)

Long-term portion	$789

At December 31, 2012, property under capital leases had a cost of $3 million, and the related accumulated depreciation was $2 million. Depreciation of assets held under capital lease is included in depreciation expense.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 9 – ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities at December 31 were:

	2012	2011
Compensation and payroll taxes	$12,837	$10,120
Accrued expenses	12,338	6,544
Accrued pricing adjustments	1,304	1,130
Equipment purchases	7,081	5,412
Accrued professional services	2,512	1,423
Other	5,067	6,164

	$41,139	$30,793

Other long-term liabilities at December 31 were:

	2012	2011
Accrued defined benefit plan	$17,853	$13,493
Unrecognized tax benefits	14,591	10,177
Deferred compensation	2,213	1,932
Other	6,528	5,097

	$41,185	$30,699

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company has never declared or paid cash dividends on its Common Stock, and currently does not intend to pay dividends in the foreseeable future as it intends to retain any earnings for use in the business. The Company’s credit agreement, dated January 8, 2013, with Bank of America N.A. and other lenders parties permits the Company to pay dividends up to $1.5 million per fiscal year to its stockholders so long as it has not defaulted and is in continuing operation at the time of such dividend. The payment of dividends is within the discretion of the Company’s Board of Directors, and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, and general business conditions. See Note 7 for additional information regarding the Company’s credit agreements.

NOTE 11 – INCOME TAXES

Income before income taxes	2012	2011	2010
U.S.	$(24,411)	$(28,238)	$(32,260)

Foreign	55,218	91,902	130,363

Total	$30,807	$63,664	$98,103

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The components of the income tax provision (benefit) are as follows:

	2012	2011	2010
Current tax provision (benefit)
Federal	$1,424	$14,049	$330
Foreign	10,756	18,324	23,211
State	142	214	25

	12,322	32,587	23,566

Deferred tax provision (benefit)
Federal	(8,784)	(20,906)	243
Foreign	(3,247)	(1,165)	(7,079)
State	317	(466)	—

	(11,714)	(22,537)	(6,836)
Liability for unrecognized tax benefits	4,217	107	1,109

Total income tax provision	$4,825	$10,157	$17,839

Effective Tax Rate Reconciliation

Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012		2011		2010
	Amount	Percent of pretax earnings	Amount	Percent of pretax earnings	Amount	Percent of pretax earnings
Federal tax	$10,783	35.0	$22,282	35.0	$34,336	35.0
State income taxes, net of federal tax provision (benefit)	213	0.7	(366)	(0.6)	293	0.3
Foreign income taxed at lower tax rates (1)	(15,515)	(50.4)	(6,356)	(10.0)	(5,050)	(5.2)
Subpart F income and foreign dividends	496	1.6	1,115	1.8	1,786	1.8
Foreign tax credits, net of valuation allowance (2)	3,135	10.2	(5,843)	(9.2)	(6,503)	(6.6)
Liability for unrecognized tax benefits	4,217	13.7	107	0.2	1,109	1.1
U.S. provision-to-return adjustments	(102)	(0.3)	(167)	(0.3)	(2,345)	(2.4)
Valuation allowance—net operating loss carryforwards	521	1.7	—	—	(5,820)	(5.9)
Other	1,077	3.5	(615)	(1.0)	33	0.1

Income tax provision	$4,825	15.7	$10,157	15.9	$17,839	18.2

(1)	The increase in 2012 compared to 2011 and 2010 in foreign income taxed at lower tax rates was primarily due to decreased earnings in the U.K.
(2)	The change in 2012 to expense rather than a benefit as in 2011 and 2010 was primarily due to decreased earnings in the U.K. and a correction of the 2011 valuation allowance recorded in 2012.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Uncertain Tax Positions

In accordance with the provisions related to accounting for uncertainty in income taxes, the Company recognizes the benefit of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
Balance at January 1,	$10,177	$9,173
Additions based on tax positions related to the current year	1,593	2,233
Additions for prior years tax positions	3,945	—
Reductions for prior years tax positions	(1,124)	(1,229)

Balance at December 31,	$14,591	$10,177

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2009. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company had an insignificant amount of accrued interest and penalties at December 31, 2012, 2011 and 2010.

Deferred Taxes

At December 31, 2012 and 2011, the Company’s deferred tax assets and liabilities are comprised of the following items:

	2012	2011
Deferred tax assets, current
Inventory cost	$6,158	$2,158
Accrued expenses and accounts receivable	2,047	1,754
Share based compensation and others	1,790	1,538

Total deferred tax assets, current	$9,995	$5,450

Deferred tax assets, non-current
Plant, equipment and intangible assets	$(3,775)	$(1,818)
Foreign tax credits	22,391	19,354
Research and development tax credits	4,331	4,098
Net operating loss carryforwards	13,977	1,600
Accrued pension	10,089	11,750
Share based compensation and others	21,646	23,945

	68,659	58,929
Valuation allowances	(28,876)	(28,099)

Total deferred tax assets, non-current	39,783	30,830

Deferred tax liabilities, non-current
Step up in basis—acquisition	(2,964)	(3,967)

Total deferred tax liabilities, non-current	(2,964)	(3,967)

Net deferred tax assets, non-current	$36,819	$26,863

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

At December 31, 2012, the Company had federal and state tax credit carryforwards of approximately $24 million and $1 million, respectively which are available to offset future income tax liabilities. The federal tax credit carryforwards begin to expire in 2013 and the state tax credit carryforwards will begin to expire in 2020. The Company determined that it is more likely than not that a portion of its federal foreign tax credit and research credit carryforwards will expire before they are utilized. Accordingly, the Company recorded valuation allowances of $4 million, $1 million and $2 million during the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $36 million and $13 million, respectively, which are available to offset future taxable income. The federal NOL carryforwards will begin to expire in 2018. The Company determined that it is more likely than not that the federal NOL carryforwards will be utilized; thus, no valuation allowance has been recorded. The state NOL carryforwards will begin to expire in 2013. The Company determined that it is more likely than not that the state NOL carryforwards will expire before they are fully utilized and recorded a full valuation allowance on the state NOL carryforwards in prior years. The Company maintained this full valuation allowance for the year ended December 31, 2012.

Supplemental Information

Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries; accordingly, U.S. taxes are not being recorded on undistributed foreign earnings. As of December 31, 2012, the Company has undistributed earnings from its non-U.S. operations of approximately $311 million (including approximately $38 million of restricted earnings which are not available for dividends). Additional federal and state income taxes of approximately $58 million would be required should such earnings be repatriated to the U.S.

The impact of tax holidays decreased the Company’s tax expense by approximately $6 million, $7 million and $8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The benefit of the tax holidays on basic and diluted earnings per share for the year ended December 31, 2012 was approximately $0.14 and $0.13, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the year ended December 31, 2011 was approximately $0.15. The benefit of the tax holidays on basic and diluted earnings per share for the year ended December 31, 2010 was approximately $0.19 and $0.18, respectively. During 2012, the China government began an audit of the Company’s High and New Technology Enterprise status for its largest Chinese subsidiary for 2009-2011 as part of an overall evaluation of the reduced tax rates provided to many high tech companies. This subsidiary has a reduced tax rate of 15%.

During 2012, the Company realized a tax benefit of $2 million related to exercises of non-qualified stock options and to disqualified dispositions of incentive stock options. The Company credited additional paid-in capital to record this benefit.

NOTE 12 – EMPLOYEE BENEFIT PLANS

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

Net period benefit costs associated with the defined benefit were less than $1 million for both the years ended December 31, 2012 and 2011, respectively. All unrecognized actuarial gains and losses, prior service costs and accumulated other comprehensive income are eliminated and the balance sheet liability is set equal to the funded status of the defined benefit plan at acquisition date.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The following table summarizes the net periodic benefit costs of the Company’s plan for the years ended December 31, 2012 and 2011:

	Defined Benefit Plan
	2012	2011
Components of net periodic benefit cost:
Service cost	$317	$321
Interest cost	5,638	6,088
Recognized actuarial loss	(70)	—
Expected return on plan assets	(5,446)	(6,241)

Net periodic benefit cost	$439	$168

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	Defined Benefit Plan
	2012	2011
Change in benefit obligation:
Beginning balance	$109,877	$118,505
Service cost	317	321
Interest cost	5,638	6,088
Actuarial gain (loss)	7,134	(10,576)
Benefits paid	(3,506)	(3,825)
Currency changes	5,291	(636)

Benefit obligation at December 31	$124,751	$109,877

Change in plan assets:
Beginning balance—fair value	$96,384	$93,642
Employer contribution	1,904	1,524
Actual return on plan assets	7,536	5,852
Benefits paid	(3,506)	(3,825)
Currency changes	4,580	(809)

Fair value of plan assets at December 31	$106,898	$96,384

Underfunded status at December 31	$(17,853)	$(13,493)

Based on an actuarial study performed as of December 31, 2012, the plan is underfunded by approximately $18 million and the liability is reflected in the Company’s consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive income was approximately $12 million.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The Company applies the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the year ended December 31, 2012, the plans total recognized loss decreased by $5 million. The variance between the actual and expected return to plan assets during 2012 decreased the total unrecognized net loss by $2 million. The total unrecognized net loss is less than 10% of the projected benefit obligation and 10% of the plan assets. Therefore, there will not be any excess amount to be amortized over the average term to retirement of plan participants not yet in receipt of pension, which as of December 31, 2012 the average term was 11 years.

The following weighted-average assumptions were used to determine net periodic benefit costs for the year ended December 31:

	2012	2011
Discount rate	5.1%	5.1%
Expected long-term return on plan assets	5.6%	5.6%

The following weighted-average assumption was used to determine the benefit obligations for the year ended December 31:

	2012	2011
Discount rate	4.6%	5.1%

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

Asset category	Expected long-term return	Assets allocation
Cash	0.5%	1%
Equity securities	7.0%	43%
Debt securities	3.8%	44%
Target return funds	7.0%	12%

Total	5.5%	100%

Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The following summarizes the expected future benefit payments, including future benefit accrual, as of December 31, 2012:

Year
2013	$3,804
2014	4,454
2015	4,584
2026	4,503
2017	4,823
2018-2022	32,055

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

The following table summarizes the major categories of the plan assets:

December 31, 2012
Assets Category	Level 1	Level 2	Level 3	Total
Cash	$1,087	$—	$—	$1,087
Equity securities:
U.K.	23,898	—	—	23,898
North America	8,248	—	—	8,248
Europe (excluding U.K.)	7,123	—	—	7,123
Japan	3,139	—	—	3,139
Pacific Basin (excluding Japan)	3,145	—	—	3,145
Emerging markets	970	—	—	970
Fixed income securities:
Corporate bonds	—	25,770	—	25,770
Index linked securities:
U.K. Treasuries	21,188	—	—	21,188
Other types of investments:
Absolute return funds	12,330	—	—	12,330

Total	$81,128	$25,770	$—	$106,898

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

For the years ended December 31, 2012, 2011 and 2010, total amounts expensed under these plans were approximately $6 million, $5 million and $4 million, respectively.

Deferred Compensation Plan

The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2012, these investments totaled approximately $3 million. All gains and losses in these investments are equally offset by corresponding gains and losses in the deferred compensation plan liabilities.

Share-Based Plans

The Company maintains share-based compensation plans for its Board, officers and key employees, which provide for stock options and stock awards under its 2001 Omnibus Equity Incentive Plan.

NOTE 13—SHARE-BASED COMPENSATION

The following table shows the total compensation cost charged against income for share-based compensation plans, including stock options and share grants, recognized in the statements of income for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Cost of goods sold	$458	$394	$350
Selling, general and administrative expense	12,715	12,266	11,347
Research and development expense	1,226	1,043	1,354

Total share-based compensation expense	$14,399	$13,703	$13,051

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Stock Options – Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date. Share-based compensation expense for stock options granted during 2012, 2011 and 2010 was calculated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2012	2011	2010
Expected volatility	53.86%	52.53%	57.99%
Expected term (years)	7.5	7.5	7.3
Risk free interest rate	1.16%	2.37%	2.60%
Forfeiture rate	0.76%	0.47%	0.88%
Dividend yield	N/A	N/A	N/A

Expected volatility – The Company estimates expected volatility using historical volatility. Public trading volume on options in the Company’s stock is not material. As a result, the Company determined that utilizing an implied volatility factor would not be appropriate. The Company calculates historical volatility for the period that is commensurate with the option’s expected term assumption. For 2012, the expected volatility for grants to officers and the Board is 52.45%, while the expected volatility for grants to all other employees is 53.90%.

Expected term – The Company has evaluated expected term based on history and exercise patterns across its demographic population. The Company believes that this historical data is the best estimate of the expected term of a new option. For 2012, the expected term for grants to officers and the Board is 8 years, while the expected term for grants to all other employees is 5 years.

Risk free interest rate – The Company estimate the risk-free interest rate based on zero-coupon U.S. treasury securities for a period that is commensurate with the expected term assumption.

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

Dividend yield – The Company historically has not paid a cash dividend on its common stock; therefore this input is not applicable.

Discount for post vesting restrictions – This input is not applicable.

The weighted-average grant-date fair value of options granted during 2012, 2011 and 2010 was $10.60, $16.55, and $11.45, respectively. The total cash received from option exercises was $1 million, $4 million and $5 million during 2012, 2011 and 2010, respectively.

For the years ended December 31, 2012, 2011 and 2010, stock option expense was $5 million, $5 million and $4, respectively.

At December 31, 2012, unamortized compensation expense related to unvested options, net of estimated forfeitures, was approximately $9 million. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 2 years.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

A summary of the Company’s stock option plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,980	$12.50	5.2	$34,989
Granted	405	18.98
Exercised	(669)	7.16		9,712
Forfeited or expired	(9)	27.39

Outstanding at January 1, 2010	3,707	14.14	5.2	47,891
Exercisable at December 31, 2010	2,785	12.53	4.1	40,420
Outstanding at January 1, 2011	3,707	14.14
Granted	385	29.07
Exercised	(496)	7.17		11,120
Forfeited or expired	(9)	20.80

Outstanding at December 31, 2011	3,587	16.69	5.1	22,299
Exercisable at December 31, 2011	2,622	14.51	3.9	20,201
Outstanding at January 1, 2012	3,587	16.69
Granted	402	19.31
Exercised	(274)	4.81		4,249
Forfeited or expired	(2)	20.10

Outstanding at December 31, 2012	3,713	17.85	5.0	9,744
Exercisable at December 31, 2012	2,715	16.48	3.7	9,472

The following table summarizes information about stock options outstanding at December 31, 2012:

Plan	Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price
2001 Plan	$5.80-29.21	3,713	5.0	$17.85

The following summarizes information about stock options exercisable at December 31, 2012:

Plan	Range of exercise prices	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
2001 Plan	5.80-29.21	2,715	3.7	16.48

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Share Grants—Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period. A summary of the Company’s non-vested share grants in 2012, 2011 and 2010 are presented below:

Restricted Stock Grants	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at January 1, 2010	714	$20.50
Granted	477	17.89
Vested	(265)	21.94
Forfeited	(55)	20.12

Nonvested at December 31, 2010	871	$18.66	$7,257
Nonvested at January 1, 2011	871	$18.66
Granted	472	25.78
Vested	(274)	20.23
Forfeited	(45)	19.68

Nonvested at December 31, 2011	1,024	$21.48	$—
Nonvested at January 1, 2012	1,024	$21.48
Granted	482	18.95
Vested	(305)	21.48	$6,560
Forfeited	(37)	21.67

Nonvested at December 31, 2012	1,164	$20.42	$—

For each of the years ended December 31 of 2012, 2011 and 2010, there was approximately $9 million of total recognized share-based compensation expense related to restricted stock arrangements granted under the plans. The total unrecognized share-based compensation expense as of December 31 2012 was approximately $20 million, which is expected to be recognized over a weighted average period of approximately 2 years.

On September 22, 2009, the Company entered into an employment agreement (the “Agreement”) with Dr. Keh-Shew Lu, President and Chief Executive Officer of the Company (the “Employee”), pursuant to which he will continue to be employed by the Company in such positions for an additional six-year term. As part of the Agreement, the Company and the Employee entered into a Stock Award Agreement that provides that: (i) the Company shall grant to the Employee 100,000 shares of Common Stock in the form of restricted stock awards on each of April 14, 2010, 2011, 2012, 2013, 2014 and 2015; (ii) each such installment would vest only if the Company achieved a specified amount of net sales; (iii) upon the termination of the Employee’s employment, the Company’s obligation to grant any subsequent installment would terminate; and (iv) any granted shares would be automatically forfeited and returned to the Company if the Employee’s employment with the Company is terminated before the Company achieves the specified target amount of net sales, except in the case of death or disability (as defined) in which case the granted shares would become fully vested on the date of death or disability. The estimated fair value of this grant is approximately $12 million and is being expensed on a straight line basis through April 14, 2015. As of December 31, 2012, no installments have vested. As of December 31, 2012, three annual installments have been granted and are included in the above table as granted but not vested.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company conducts business with one related party company, Lite-On Semiconductor Corporation, and its subsidiaries and affiliates (“LSC”). LSC is the Company’s largest stockholder, owning 18% of the Company’s outstanding Common Stock as of December 31, 2012, and is a member of the Lite-On Group of companies. C.H. Chen, the Company’s former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and Lite-On Technology Corporation. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC. Dr. Keh-Shew Lu, the Company’s President and Chief Executive Officer and a member of its Board of Directors, is a member of the Board of Directors of Lite-On Technology Corporation. L.P. Hsu, a member of the Board of Directors since May 2007 serves as a consultant to Lite-On Technology Corporation. The Company considers its relationship with LSC, a member of the Lite-On Group of companies, to be mutually beneficial and the Company plans to continue its strategic alliance with LSC.

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

Lite-On Semiconductor Corporation (LSC) – The Company sold products to LSC totaling approximately 1% of its net sales for the years ended December 31, 2012, 2011 and 2010, respectively. Also for the years ended December 31, 2012, 2011 and 2010, 3%, 5% and 7%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC one of the Company’s largest suppliers. The Company also rented warehouse space in Hong Kong, which the lease term ended March 2011 from a member of the Lite-On Group.

Net sales to, and purchases from, LSC were as follows for years ended December 31:

	2012	2011	2010
Net sales	$1,054	$1,980	$6,918
Purchases	$33,928	$37,879	$42,867

Keylink International (B.V.I.) Inc. – The Company sells products to, and purchases inventory from, companies owned by Keylink. The Company sold products to companies owned by Keylink, totaling 3%, 2% and 3% of net sales for the years ended December 31, 2012, 2011 and 2010, respectively. Also for the years ended December 31, 2012, 2011 and 2010, 1%, 1% and 2%, respectively of the Company’s net sales were from semiconductor products purchased from companies owned by Keylink. In addition, the Company’s subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink. The Company also pays a consulting fee to Keylink. The aggregate amounts for these services for the years ended December 31, 2012, 2011 and 2010 were $16 million, $17 million and $14 million, respectively.

Net sales to, and purchases from, companies owned by Keylink were as follows for years ended December 31:

	2012	2011	2010
Net sales	$19,336	$11,965	$15,209
Purchases	$7,826	$11,168	$10,824

Accounts receivable from, and accounts payable to, LSC and Keylink were as follows as of December 31:

	2012	2011
Accounts receivable
LSC	$204	$133
Keylink	10,457	11,237

	$10,661	$11,370

Accounts payable
LSC	$5,308	$5,106
Keylink	5,095	6,002

	$10,403	$11,108

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Eris Technology Corporation – Prior to the Company obtaining a controlling financial interest in Eris on August 31, 2012, it treated Eris as a related party. The Company subcontracted to Eris some of its wafers for assembly and test and also purchased finished goods not sourced from the Company’s wafers. With respect to assembly and test fees and the finished goods purchases, the Company paid Eris approximately $10 million, $16 million and $18 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 17 for further information about business combinations.

NOTE 15 – SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief decision-making group consists of the President and Chief Executive Officer, Chief Financial Officer, Senior Vice President of Operations and Senior Vice President of Sales and Marketing. For financial reporting purposes, the Company operates in a single segment, standard semiconductor products, through its various manufacturing and distribution facilities. The Company aggregates its products in a single segment because the products have similar economic characteristics, are similar in production process and manufacture flow, and share the same customers and target end-equipment markets.

The Company’s primary operations include the operations in Asia, North America and Europe. Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues:

2012	Asia	North America	Europe	Consolidated
Total sales	$573,085	$133,973	$154,955	$862,013
Inter-company sales	(75,230)	(66,626)	(86,351)	(228,207)

Net sales	$497,855	$67,347	$68,604	$633,806
Property, plant and equipment	$186,563	$31,309	$25,424	$243,296
Assets	$554,603	$136,261	$229,199	$920,063

2011	Asia	North America	Europe	Consolidated
Total sales	$559,109	$137,789	$194,455	$891,353
Inter-company sales	(82,958)	(61,907)	(111,237)	(256,102)

Net sales	$476,151	$75,882	$83,218	$635,251
Property, plant and equipment	$162,022	$33,684	$29,687	$225,393
Assets	$494,375	$112,863	$185,826	$793,064

2010	Asia	North America	Europe	Consolidated
Total sales	$499,315	$149,029	$177,063	$825,407
Inter-company sales	(54,782)	(54,909)	(102,830)	(212,521)

Net sales	$444,533	$94,120	$74,233	$612,886
Property, plant and equipment	$137,225	$33,115	$30,405	$200,745
Assets	$444,729	$178,018	$223,803	$846,550

The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Sales are attributed to geographic areas based on the location of the subsidiaries producing the sales.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Geographic Information—Revenues were derived from (billed to) customers located in the following countries. “All Others” represents countries with less than 4% of total revenues each:

2012	Revenue	% of Total Revenue
China	$223,473	35%
Taiwan	126,356	20%
Switzerland	57,200	9%
U.S.	54,949	9%
Korea	50,896	8%
U.K.	28,558	5%
Singapore	27,013	4%
Germany	24,416	4%
All others	40,945	6%

Total	$633,806	100%

2011	Revenue	% of Total Revenue
China	$206,965	33%
Taiwan	136,129	21%
Switzerland	57,696	8%
U.S.	47,892	8%
Korea	37,643	6%
Germany	30,838	5%
U.K.	30,065	5%
Singapore	23,492	4%
All others	64,531	10%

Total	$635,251	100%

2010	Revenue	% of Total Revenue
China	$187,633	31%
Taiwan	141,388	23%
U.S.	76,328	12%
Switzerland	58,583	10%
Korea	35,180	6%
Germany	31,704	5%
Singapore	24,468	4%
U.K.	24,337	4%
All others	33,265	5%

Total	$612,886	100%

Major customers – No customer accounted for 10% or greater of the Company’s total net sales in 2012, 2011 and 2010.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 16 – COMMITMENTS

Operating leases – The Company leases offices, manufacturing plants and warehouses under operating lease agreements expiring through December 2018. Rental expense amounted to approximately $7 million for the years ended December 31, 2012, 2011 and 2010.

Future minimum lease payments under non-cancelable operating leases at December 31, 2012 are:

2013	$6,404
2014	3,947
2015	2,799
2016	2,370
2017 and thereafter	2,317

$17,837

Purchase commitments – The Company has entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment in China, for approximately $10 million at December 31, 2012.

Other commitments – During 2010, The Company announced an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, The Company has agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for surface-mounted component production, assembly and test in Chengdu, China. The Company initially will own at least 95% of the joint venture. The manufacturing facility will be developed in phases over a ten year period, and in order to qualify for certain financial incentives, the Company was obligated to contribute at least $48 million to the joint venture in installments by December 14, 2012. Due to pending approval from the Chinese government for completion of the restructuring of the Company’s China corporate entities, it received an extension to contribute the required amount until December 31, 2013. The CDHT will grant the joint venture a fifty year land lease, provides temporary facilities for up to three years at a subsidized rent while the joint venture builds the manufacturing facility and provides corporate and employee tax incentives, tax refunds, subsidies and other financial support to the joint venture and its qualified employees. If the joint venture fails to achieve specified levels of investment, the investment agreement allows for a renegotiation as well as the option to repay a portion of such financial support. This is a long-term, multi-year project that will provide additional capacity for the Company has needed. As of December 31, 2012, the Company has invested approximately $25 million of which $20 million were for capital expenditures.

NOTE 17 – BUSINESS COMBINATION

Eris Technology Corporation

Prior to August 31, 2012, the Company owned less than 50% of the outstanding common stock of Eris, a publicly traded company listed on Taiwan’s GreTai Securities Market that provides design, manufacturing and after-market services for diode products. The Company elected the fair value option to account for its less than 50% ownership that otherwise would have been accounted for under the equity method of accounting. See Note 2 for further information about the fair value option.

On August 31, 2012, the Company acquired approximately 51% of the outstanding common stock of Eris. The Company has accounted for the additional purchase of shares as a business combination achieved in stages (“step acquisition”) and consolidated Eris beginning September 1, 2012. The consolidated revenue for Eris for the period ended December 31, 2012 was approximately $3 million. The Company may from time to time seek to purchase additional shares of Eris common stock in the open market, in privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, and other factors. The amounts involved may be material.

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Under the accounting guidance for step acquisitions, the Company is required to record all assets acquired, liabilities assumed, and noncontrolling interests at fair value, and recognize the entire goodwill of the acquired business. The step acquisition guidelines also require that the Company remeasure its preexisting investment in Eris at fair value, and recognize any gains or losses from such remeasurement. The fair value of the Company’s interest immediately before the closing date was $27 million, which resulted in the Company recognizing a non-cash gain of approximately $2 million within other income (expense) for the year ended December 31, 2012. The shares of Eris common stock were valued under the fair value hierarchy as a Level 1 Input. In addition, Level 1 Input fair value measurements were used to measure both the fair value of the Company’s preexisting investment and the fair value of the noncontrolling interest, which was $26 million.

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

Power Analog Microelectronics, Inc.

On October 29, 2012, the Company acquired Power Analog Microelectronics, Inc. (“PAM”) for $16 million, $3 million of which was held back and will be paid over the next two years subject to the satisfaction of certain terms and conditions. PAM is a provider of advanced analog and high-voltage power ICs, and its product portfolio includes Class D audio amplifiers, DC-DC converters and LED backlighting drivers. PAM was founded in Silicon Valley in 2004 and has technical and business centers in Shanghai, Shenzhen, Taipei and Tokyo.

The Company acquired PAM as it believes PAM will strengthen its position as a global provider of high-quality analog products by expanding Diodes’ product portfolio with innovative ‘filter-less’ digital audio amplifiers, application-specific power management ICs, as well as high-performance LED drivers and DC-DC converters.

The Company recorded $9 million of goodwill (which is not deductible for tax purposes) and $6 million of intangible assets associated with this acquisition. The intangible assets associated with this acquisition consist of finite-lived intangibles for developed technology and customer relationships to be amortized on a straight-line basis over a period of 3 to 12 years. The fair value of the significant identified intangible assets was estimated by using the market approach, income approach and cost approach valuation methodologies. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved.

The consolidated revenue for PAM for the year ended December 31, 2012 was approximately $1 million. Unaudited pro forma results of operations assuming this acquisition had taken place at the beginning of each period are not provided as this acquisition does not meet the definition of a material business combination.

BCD Semiconductor Manufacturing Limited

On December 26, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BCD. Under the Merger Agreement, each ordinary share, par value $0.001 per share, of BCD (the “Shares”), including Shares represented by American Depository Shares (“ADSs”), will be cancelled in exchange for the right to receive $1.33-1/3 in cash per Share, without interest. Each ADS represents six Shares and will be converted into the right to receive $8.00 in cash, without interest. The aggregate consideration will be approximately $151 million. The acquisition is expected to be funded by a combination of the Company’s cash resources and drawings on the Company’s bank credit facilities. The acquisition is expected to close late in the first quarter or early in the second quarter of 2013. See Notes 7 and 19 for additional information regarding the Company’s bank credit facilities.

The acquisition is subject to customary conditions, including the affirmative vote of shareholders representing two-thirds or more of the Shares present and voting in person or by proxy as a single class at BCD’s shareholder meeting to be held in accordance with the Cayman Companies Law, the affirmative vote of a majority of the Shares present and voting in person or by proxy at such

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

shareholder meeting and held by shareholders other than BCD’s directors and executive officers, and no more than 20% of BCD’s issued and outstanding Shares have validly exercised and not effectively withdrawn or lost their rights to dissent from the Merger prior to such shareholder meeting pursuant to Section 238 of the Cayman Companies Law.

BCD’s directors have agreed to unanimously recommend that BCD’s shareholders vote in favor of the Merger, and the Company has received undertakings to vote in favor of the Merger from directors and certain officers of BCD. These undertakings are irrevocable except in specified circumstances. BCD has agreed to pay the Company a fee of $6 million in certain circumstances, including in the event BCD’s board of directors authorizes BCD to enter into another agreement. The Merger Agreement sets forth, among other things, various matters in relation to the implementation of the Merger, cooperation in relation to the Merger, the conduct of BCD’s business.

The Company’s purpose for entering into the Merger Agreement is in line with its strategy to expand its market and growth opportunities through select strategic acquisitions. This acquisition will enhance the Company’s analog product portfolio by expanding its standard linear and power management offerings, including AC/DC and DC/DC solutions for power adapters and chargers, as well as other electronics products. BCD’s established presence in Asia with a particularly strong local market position in China offers the Company even greater penetration of the consumer, computing and communications markets. Likewise, the Company can achieve increased market penetration for BCD’s products by leveraging its global customer base and sales channels. In addition, BCD has in-house manufacturing capabilities in China, as well as a cost-effective development team that can be deployed across multiple product families. The Company will also be able to apply its packaging capabilities and expertise to BCD’s products in order to improve cost efficiencies, utilization as well as product mix.

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31 (i)
Fiscal 2012

Net sales	$144,663	$159,239	$166,617	$163,287

Gross profit	33,706	41,028	43,605	43,247

Net income attributable to common shareholders	4,871	6,653	8,553	4,075

Earnings per share attributable to common shareholders
Basic	$0.11	$0.15	$0.19	$0.09
Diluted	0.10	0.14	0.18	0.09

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2011

Net sales	$161,555	$169,806	$160,577	$143,313

Gross profit	57,393	55,615	45,194	35,495

Net income attributable to common shareholders	19,684	17,981	9,957	3,115

Earnings per share attributable to common shareholders
Basic	$0.44	$0.38	$0.22	$0.07
Diluted	0.42	0.37	0.21	0.07

Note: The sum of the quarterly earnings per share may not equal the full year amount, as the computations of the weighted average number of common shares outstanding for each quarter and for the full year are performed independently.

(i)	In the fourth quarter of 2012, a correction of the 2011 foreign tax credits valuation allowance was recorded.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 19 – SUBSEQUENT EVENTS

On January 8, 2013, the Company and Diodes International B.V. (the “Foreign Borrower” and collectively with the Company, the “Borrowers”) and certain subsidiaries of the Company as guarantors, entered into a Credit Agreement (the “New Credit Agreement”) with Bank of America and other participating lenders (collectively, the “Lenders”).

The New Credit Agreement provides for a five-year, $300 million revolving senior credit facility (the “Revolver”), which includes $10 million swing line sublimit, a $10 million letter of credit sublimit, and $20 million alternative currency sublimit. The Borrowers may from time to time request increases in the aggregate commitment under the New Credit Agreement of up to $200 million, subject to the Lenders electing to increase their commitments or by means of the addition of new Lenders, and subject to at least half of each increase in aggregate commitment being in the form of term loans (“Incremental Term Loans”), with the remaining amount of each being an increase the amount of the Revolver.

The Revolver matures on January 8, 2018 (the “Revolver Maturity Date”). Incremental Term Loans mature no earlier than the Revolver Maturity Date. The proceeds under the Revolver and the Incremental Term Loans may be used for the purposes of refinancing certain existing debt, for working capital and capital expenditures, and for general corporate purposes, including financing permitted acquisitions.

The Foreign Borrower’s obligations under the New Credit Agreement are guaranteed by the Company. Each Borrower’s obligations under the New Credit Agreement are guaranteed by certain of that Borrower’s subsidiaries. The Borrower’s obligations under the New Credit Agreement are secured by substantially all assets of the Borrowers and certain of their subsidiaries.

Under the Revolver, the Borrowers may borrow in United States Dollars (“USD”), Euros, British Pounds Sterling or another currency approved by the Lenders. Borrowed amounts bear interest at a rate per annum equal to the sum of (a) the highest of (i) the Federal Funds Rate plus  1/2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%, plus (b) an amount between 0.50% per annum and 1.25% per annum, based upon the Borrowers’ and their subsidiaries’ Consolidated Leverage Ratio. Eurocurrency loans bear interest at LIBOR plus an amount between 1.50% and 2.25% per annum, based upon the Borrowers’ and their subsidiaries’ Consolidated Leverage Ratio.

Incremental Term Loans will be on pricing and amortization terms to be agreed upon.

The New Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restrictive payments (including dividends).

As part of the New Credit agreement, the Company’s Credit Agreement with Bank of America, as amended, was terminated with no penalties and on January 8, 2013, the Company drew down $45 million on the Revolver to retire the existing Term Loan and pay fees and expenses in connection with entering into the New Credit Agreement. In addition, the Company intends to draw down on the Revolver to, at least partially, fund the acquisition of BCD. See Note 7 for additional information regarding the Company’s Credit Agreement and Note 17 about the acquisition of BCD.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew Lu	February 27, 2013
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Richard D. White	February 27, 2013
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2013.

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

/s/ Michael K.C. Tsai
MICHAEL K.C. TSAI
Director

INDEX TO EXHIBITS

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended.	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated May 21, 2012	8-K	May 24, 2012	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

4.2	Form of Convertible Senior Notes due 2026	S-3	October 4, 2006	4.1

4.3	Form of Indenture for the Convertible Senior Notes due 2026	S-3	October 4, 2006	4.3

10.1*	Company’s 1993 Non-Qualified Stock Option Plan	S-8	May 9, 1994

10.2*	Company’s 1993 Incentive Stock Option Plan	10-K	March 31, 1995

10.3	Loan Agreement between the Company and FabTech Incorporated	10-K	April 1, 1996	10.16

10.4	KaiHong Joint Venture Agreement between the Company and Mrs. J.H. Xing	10-K	April 1, 1996	10.17

10.5*	2001 Omnibus Equity Incentive Plan	DEF14A	April 27, 2001	B

10.6	Sale and Leaseback Agreement between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.46

10.7	Lease Agreement between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.47

10.8	Lease Agreement for Plant #2 between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Equipment Limited	10-Q	August 9, 2004	10.52

10.9	Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.56

10.10	Lease Agreement between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

10.11	Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.12*	Employment agreement between the Company and Mark King, dated August 29, 2005	8-K	September 2, 2005	10.2

10.13*	Employment agreement between the Company and Joseph Liu, dated August 29, 2005	8-K	September 2, 2005	10.3

10.14*	Form of Indemnification Agreement between the Company and its directors and executive officers.	8-K	September 2, 2005	10.5

10.15	Wafer purchase Agreement dated January 10, 2006 between Diodes Taiwan Inc. and Lite-On Semiconductor Corporation	8-K	January 12, 2006	2.1

10.16	Supplementary to the Lease Agreement dated on September 5, 2004 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.17	Supplementary to the Lease Agreement dated on June 28, 2004 with Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.18	Agreement on Application, Construction and Transfer of Power Facilities, dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd	10-Q	May 10, 2006	10.16

10.19	Amended and Restated Lease Agreement dated as of September 1, 2006, between Diodes FabTech Inc. with Townsend Summit, LLC	8-K	October 11, 2006	10.1

10.20*	Deferred Compensation Plan effective January 1, 2007	8-K	January 8, 2007	99.1

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.21	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.50

10.22	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd	10-K	February 29, 2008	10.51

10.23	Supplementary Agreement dated December 31, 2007 to the Lease Agreement dated June, 28, 2004 for Leasing Diodes Shanghai New Building’s Fourth and Fifth Floor between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.24	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.54

10.25	Consulting Agreement between the Company and Mr. M.K. Lu.	10-K	February 29, 2008	10.55

10.26	Service Agreement between Diodes Zetex Limited and Colin Keith Greene, dated June 30, 2008.	10-Q	August 11, 2008	10.2

10.27	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.5

10.28	Factory Building Lease Agreement dated March 1, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co. Ltd.	10-Q	August 11, 2008	10.6

10.29	Supplemental Agreement to the Factory Building Lease Agreement dated as of August 11, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 7, 2008	10.2

10.30	Distributorship Agreement dated November 1, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

10.31	Lease Facility Safety Management Agreement dated December 31, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

10.32	Company’s 2001 Omnibus Equity Incentive Plan, as amended December 22, 2008	10-K	February 26, 2009	10.87

10.33	Company’s Deferred Compensation Plan Effective January 1, 2007, as amended December 22, 2008	10-K	February 26, 2009	10.88

10.34	Second Supplemental Agreement to the Factory Building Lease Agreement dated August 19, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 16, 2009	10.1

10.35	Employment Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	8-K	September 28, 2009	99.1

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.36***	Stock Award Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	8-K	September 28, 2009	99.3

10.37	Consulting Agreement dated January 1, 2009, between Diodes Incorporated and Keylink International (B.V.I.) Co., Ltd.	10-Q	May 8, 2009	10.1

10.38	Power Facility Construction Agreement dated October 29, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	March 1, 2010	10.97

10.39	First Amendment to the DSH #2 Building Lease Agreement dated December 31, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	March 1, 2010	10.98

10.40	Amendment, dated March 31, 2010, to the Credit Agreement among the Company, Diodes Zetex Limited and Bank of America, N.A.	10-Q	May 7, 2010	10.1

10.41	Construction Project Contract between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-Q	May 7, 2010	10.2

10.42	Third Floor of the Accommodation Building Lease Agreement, dated April 12, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 7, 2010	10.3

10.43	First Amendment to Credit Agreement, dated July 16, 2010, among the Company, Diodes Zetex Limited and Bank of America, N.A.	10-Q	August 6, 2010	10.1

10.44******	Credit Agreement, dated November 25, 2009, by and among the Company, Diodes Zetex Limited and Bank of America, N.A.	10-Q	August 6, 2010	10.2

10.45	Second Floor of the Accommodation Building Lease Agreement, dated September 1, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company Limited.	10-Q	November 9, 2010	10.1

10.46	Security Guards Transfer Memorandum of Understanding, dated September 1, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company Limited.	10-Q	November 9, 2010	10.2

10.47***	Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone.	8-K	September 16, 2010	99.1

10.48***	Supplementary Agreement to the Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone.	8-K	September 16, 2010	99.2

10.49***	Joint Venture Agreement effective as of November 5, 2010 between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited.	8-K	November 12, 2010	99.1

10.50	Joint Venture Agreement Supplement Concerning the Establishment of Diodes Technology (Chengdu) Company Limited effective as of November 5, 2010, between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited.	8-K	November 12, 2010	99.2

10.51	Second Amendment to Credit Agreement, dated November 24, 2010, among the Company, Diodes Zetex Limited and Bank of America, N.A.	8-K	December 1, 2010	10.1

10.52	Third Amendment to Credit Agreement, dated February 9, 2011, among the Company, Diodes Zetex Limited and Bank of America, N.A.	8-K	February 15, 2011	10.1

10.53	Second Amendment to the DSH #2 Building Lease Agreement, dated November 15, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company Limited.	10-K	February 28, 2012	10.112

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.54	Power Facility Expansion Construction Contract, dated January 24, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company Limited.	10-K	February 28, 2011	10.113

10.55	First Floor of the Accommodation Building Agreement, dated June 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company Limited.	10-Q	November 9, 2011	10.1

10.56	Third Floor of the Dormitory Building Lease Agreement, dated July 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company Limited.	10-Q	November 9, 2011	10.2

10.57	Third Supplemental Agreement to the Factor Building Lease Agreement, dated May 16, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company Limited.	10-Q	November 9, 2011	10.3

10.58	Supplemental Agreement to the Power Facility Construction Agreement, dated March 21, 2011, between Shanghai Kai Hong Technology Company Limited and Shanghai Yuan Hao Electronic Company Limited.	10-Q	August 9, 2011	10.1

10.59	Credit Agreement, dated March 21, 2011, between Mega International Commercial Bank and Diodes Taiwan Inc.	10-Q	August 9, 2011	10.2

10.60*******	Exchange Agreement dated September 28, 2009, between the Company and Raymond James & Associates, Inc.	10-K	February 28, 2012	10.61

10.61	Fourth Amendment to Credit Agreement, dated November 23, 2011, by and among Diodes Incorporated, Diodes Zetex Limited and Bank of America, N.A.	10-K	February 28, 2012	10.62

10.62	Fifth Amendment to Credit Agreement, dated February 1, 2012, by and among Diodes Incorporated, Diodes Zetex Limited, Diodes International B.V. and Bank of America, N.A.	8-K	February 7, 2012	10.1

10.63	Notice to Trustee of Optional Redemption dated October 12, 2011	8-K	October 13, 2011	99.1

10.64	Plating Process Agreement made and entered into among Shanghai Kaihong Electronic Co., Ltd., Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology), Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-K	February 29, 2008	10.52

10.65	Construction Design Consulting Agreement between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation.	10-Q	August 9, 2012	10.1

10.66	Diodes Zetex Pension Scheme Recovery plan, dated February 28, 2012, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-Q	August 9, 2012	10.2

10.67	Diodes Zetex Pension Scheme Schedule of contributions, dated March 28, 2012, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-Q	August 9, 2012	10.3

10.68	Framework Agreement, dated March 26, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, Diodes Incorporated, HR Trustees Limited, and Trustees	10-Q	August 9, 2012	10.4

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.69	Guarantee, dated March 26, 2012, among Diodes Zetex Semiconductors Limited, Diodes Zetex Limited, HR Trustees Limited, and Trustees	10-Q	August 9, 2012	10.5

10.70	Diodes Zetex Pension Scheme Information Protocol, dated April 10, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.6

10.71	Legal Charge, dated March 26, 2012, among Zetex Semiconductors Limited, HR Trustees Limited, and Trustees	10-Q	August 9, 2012	10.7

10.72	Sixth Amendment to Credit Agreement, dated April 30, 2012, by and among the Company, Diodes Zetex Limited, Diodes International B.V., and Bank of America, N.A.	10-Q	November 9, 2012	10.1

10.73***	Credit Agreement, dated January 8, 2013, by and among the Company, Diodes International B.V., Diodes Investment Company, Diodes FabTech Inc., Diodes Holdings UK Limited, Diodes Zetex Limited, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto.	8-K	January 11, 2013	99.1

10.74	Agreement and Plan of Merger by and among the Company, Diodes Cayman Islands Company Limited and BCD Semiconductor Manufacturing Limited, dated as of December 26, 2012.	10-K	February 27, 2013	10.74	X

10.75	Second Supplementary Agreement, dated as of January 23, 2013, to the Investment Cooperation Agreement effective as of September 10, 2010, by and among Diodes Hong Kong Holding Company Limited, Diodes (Shanghai) Investment Company Limited, Diodes Technology (Chengdu) Company Limited, and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	10-K	February 27, 2013	10.75	X

10.76	DSH #2 Building Lease Agreement dated as of January 28, 2013 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	February 27, 2013	10.76	X

14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1****	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2****	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS*****	XBRL Instance Document				X

101.SCH*****	XBRL Taxonomy Extension Schema				X

101.CAL*****	XBRL Taxonomy Extension Calculation Linkbase				X

101.LAB*****	XBRL Taxonomy Extension Labels Linkbase				X

101.DEF*****	XBRL Taxonomy Extension Definition Linkbase				X

101.PRE*****	XBRL Taxonomy Extension Presentation Linkbase				X

INDEX TO EXHIBITS (continued)

*Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.

** Provided in the Corporate Governance portion of the Investor Relations section of the Company’s website at http://www.diodes.com.

*** Confidential treatment has been requested with respect to the omitted portions of these exhibits, which portions have been filed separately with the Securities and Exchange Commission.

****A certification furnished pursuant to Item 601 of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

*******This document was refiled pursuant to the expiration of the order granting confidential treatment on November 20, 2009 under the Securities Exchange Act of 1934.

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