Form 10-Q
period 2013-03-31
DIODES INC /DEL/
filed 2013-05-10
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s Common Stock outstanding as of May 3, 2013 was 46,036,915.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$200,205	$157,121
Accounts receivable, net	172,237	152,073
Inventories	182,201	153,293
Deferred income taxes, current	11,566	9,995
Prepaid expenses and other	45,680	18,928

Total current assets	611,889	491,410

PROPERTY, PLANT AND EQUIPMENT, net	338,173	243,296
DEFERRED INCOME TAXES, non-current	31,956	36,819
OTHER ASSETS
Goodwill	86,400	87,359
Intangible assets, net	58,623	44,337
Other	17,597	16,842

Total assets	$1,144,638	$920,063

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (cont’)

LIABILITIES AND EQUITY

(In thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
CURRENT LIABILITIES
Lines of credit	$3,713	$7,629
Accounts payable	92,091	64,072
Accrued liabilities	57,565	41,139
Income tax payable	5,547	678

Total current liabilities	158,916	113,518

LONG-TERM DEBT, net of current portion	213,787	44,131
OTHER LONG-TERM LIABILITIES	59,472	41,974

Total liabilities	432,175	199,623

COMMITMENTS AND CONTINGENCIES
EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock – par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock – par value $0.66 2/3 per share; 70,000,000 shares authorized; 46,023,965 and 46,010,815 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	30,683	30,674
Additional paid-in capital	283,876	280,571
Retained earnings	397,870	399,796
Accumulated other comprehensive loss	(42,870)	(33,856)

Total Diodes Incorporated stockholders’ equity	669,559	677,185
Noncontrolling interest	42,904	43,255

Total equity	712,463	720,440

Total liabilities and equity	$1,144,638	$920,063

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
NET SALES	$176,964	$144,663
COST OF GOODS SOLD	130,781	110,957

Gross profit	46,183	33,706
OPERATING EXPENSES
Selling, general and administrative	30,376	22,146
Research and development	10,080	7,164
Other operating (income) expenses	1,951	(1,104)

Total operating expenses	42,407	28,206

Income from operations	3,776	5,500
OTHER INCOME (EXPENSES)	521	687

Income before income taxes and noncontrolling interest	4,297	6,187
INCOME TAX PROVISION	6,574	618

NET INCOME (LOSS)	(2,277)	5,569
Less: NET (INCOME) LOSS attributable to noncontrolling interest	351	(698)

NET INCOME (LOSS) attributable to common stockholders	$(1,926)	$4,871

EARNINGS (LOSS) PER SHARE attributable to common stockholders
Basic	$(0.04)	$0.11

Diluted	$(0.04)	$0.10

Number of shares used in computation
Basic	46,021	45,460

Diluted	46,021	46,935

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$(2,277)	$5,569
Translation adjustment	(7,536)	3,998
Unrealized loss on defined benefit plan, net of tax	(1,478)	(3,025)

Comprehensive income (loss)	(11,291)	6,542
Less: Comprehensive (income) loss attributable to noncontrolling interest	351	(698)

Total comprehensive income (loss) attributable to common stockholders	$(10,940)	$5,844

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES	$31,328	$13,447

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	(124,916)	—
Purchases of property, plant and equipment	(15,954)	(11,943)
Proceeds from sale of equity securities	7,458	—
Proceeds from sale of property, plant and equipment	—	302
Proceeds from sale of intangibles	—	2,122
Other	160	(139)

Net cash used by investing activities	(133,252)	(9,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	3,510	2,482
Repayments on lines of credit	(25,088)	—
Borrowings of long-term debt	180,000	40,000
Repayments of long-term debt	(10,269)	(103)
Net proceeds from issuance of common stock	59	473
Other	(2,936)	(87)

Net cash provided by financing activities	145,276	42,765

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(268)	664

INCREASE IN CASH AND CASH EQUIVALENTS	43,084	47,218
CASH AND CASH EQUIVALENTS, beginning of period	157,121	129,510

CASH AND CASH EQUIVALENTS, end of period	$200,205	$176,728

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$2,999	$(3,807)
Acquisition:
Fair value of assets acquired	$247,012	$—
Liabilities assumed	(92,277)	—
Cash acquired	(29,819)	—

Net assets acquired	$124,916	$—

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements

Nature of Operations

Diodes Incorporated, together with its subsidiaries (collectively, the “Company”), is a leading global manufacturer and supplier of high-quality, application specific standard products within the broad discrete, logic and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets throughout Asia, North America and Europe.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2013. The consolidated condensed financial data at December 31, 2012 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2013, as compared to recently issued accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, that are of significance, or potential significance, to the Company.

NOTE B – Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	46,021	45,460
Net income (loss) attributable to common stockholders	$(1,926)	$4,871

Earnings (loss) per share attributable to common stockholders	$(0.04)	$0.11

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	46,021	45,460
Add: Assumed exercise of stock options and stock awards	—	1,475

	46,021	46,935
Net income (loss) attributable to common stockholders	$(1,926)	$4,871

Earnings (loss) per share attributable to common stockholders	$(0.04)	$0.10

NOTE C – Business Combination

BCD Semiconductor Manufacturing Limited (“BCD”)

On March 5, 2013, the Company completed the acquisition of all the outstanding ordinary shares, par value $0.001 per share, of BCD (the “Shares”), including Shares represented by American Depository Shares (“ADSs”), which were cancelled in exchange for the right to receive $1.33-1/3 in cash per Share, without interest. Each ADS represented six Shares and was converted into the right to receive $8.00 in cash, without interest. The aggregate consideration was approximately $155 million, excluding acquisition costs, fees and expenses. In addition, a $5 million retention plan for employees of BCD, payable at the 12, 18 and 24 month anniversaries of the acquisition has been established. The employee retention plan is intended to benefit the Company and not the selling shareholders, and therefore has been excluded from the determination of the purchase price. The acquisition was funded by a combination of the Company’s cash resources and drawings on bank credit facility. See Note H for additional information regarding the Company’s bank credit facility.

The Company’s purchase price for BCD and related costs are estimated as follows (in thousands):

Purchase price (cost of shares)	$154,735
Acquisition related costs (included in selling, general and administrative expenses)	2,075

Total purchase price	$156,810

The results of operations of BCD have been included in the consolidated financial statements from March 1, 2013. The consolidated revenue and earnings of BCD for the period ended March 31, 2013 were approximately $15 million and ($1) million, respectively, which include purchase price accounting adjustments. The Company’s purpose in making this acquisition is to further its strategy of expanding its market and growth opportunities through select strategic acquisitions. This acquisition is expected to enhance the Company’s analog product portfolio by expanding its standard linear and power management offerings, including AC/DC and DC/DC solutions for power adapters and chargers, as well as other electronic products. BCD’s established presence in Asia, with a particularly strong local market position in China, offers the Company even greater penetration of the consumer, computing and communications markets. Likewise, the Company believes it can achieve increased market penetration for BCD’s products by leveraging the Company’s own global customer base and sales channels. In addition, BCD has in-house manufacturing capabilities in China, as well as a cost-effective development team that can be deployed across multiple product families. The Company also believes it will be able to apply its packaging capabilities and expertise to BCD’s products in order to improve cost efficiencies, utilization and product mix.

A final determination of the allocation of the purchase price to the assets acquired and liabilities assumed has not been completed and the following table is considered preliminary. The final determination is subject to the completion of the valuation of the assets acquired and liabilities assumed, which is expected between the second and third quarter of 2013.

The following summarizes the preliminary (subject to final determination) allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

As of
March 1, 2013
Assets acquired:
Cash and cash equivalents	$29,819
Accounts receivable, net	20,862
Inventory	42,909
Prepaid expenses and other current assets	27,205
Property, plant and equipment, net	99,716
Deferred tax assets	1,612
Other long-term assets	5,497
Other intangible assets	17,200
Goodwill	2,192

Total assets acquired	$247,012

Liabilities assumed:
Lines of credit	$17,336
Accounts payable	34,758
Accrued liabilites and other	16,703
Deferred tax liability	5,055
Other liabilities	18,425

Total liabilities assumed	92,277

Total net assets acquired, net of cash acquired	$154,735

The fair value of the significant identified intangible assets was estimated by using the market approach, income approach and cost approach valuation methodologies. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. The total amount of intangible assets acquired subject to amortization expense is $17 million, which has a residual value of zero and weighted-average amortization period of 6 years, subject to final determination. Goodwill arising from the acquisition is attributable to future income from new customer contracts, synergy of combined operations, the acquired workforce and future technology that has yet to be designed or even conceived. In addition, it is not anticipated that goodwill will be deductible for income tax purposes.

The Company evaluated and adjusted its inventory for a reasonable profit allowance, which is intended to permit the Company to report only the profits normally associated with its activities following the acquisition as it relates to the work-in-progress and finished goods inventory. As such, the Company increased its inventory acquired from BCD by approximately $5 million, and will record that increase into cost of goods sold, of which approximately $2 million was recorded in the first quarter of 2013 and the remaining will be recorded in the second quarter of 2013 as all the acquired work-in-process and finished goods inventory will have been sold.

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2013 and 2012 have been prepared as if the acquisition of BCD had occurred at January 1, 2013 and January 1, 2012, respectively, for each year (unaudited; in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012
Net revenues	$198,065	$175,691
Net income (loss)	$(5,753)	$2,194
Net income (loss) per common share—Basic	$(0.13)	$0.05
Net income (loss) per common share—Diluted	$(0.13)	$0.05

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. The unaudited pro forma consolidated results of operations do not include the final adjustments to net income to give the final effects to depreciation of property, plant and equipment acquired and amortization of intangible assets acquired as the Company currently is working to complete its valuation of the assets and liabilities acquired and is unable to determine those final effects. Upon completion of the valuation, the Company intends to make adjustments for these items in future pro forma disclosures for BCD. These unaudited pro forma consolidated results of operations were derived, in part, from the historical consolidated financial statements of BCD and other available information and assumptions believed to be reasonable under the circumstances.

NOTE D – Restricted Cash

Restricted cash is pledged as collateral when the Company enters into agreements with banks for certain banking facilities. As of March 31, 2013, restricted cash of $10 million, included in prepaid expenses and other, was pledged as collateral for issuance of bank acceptance notes, letters of credit and forward contracts. See Note E for additional information regarding foreign currency forward contracts.

NOTE E – Foreign Currency Forward Contracts

As a multinational company, the Company denominates sales transactions in a variety of currencies. In connection with the acquisition of BCD, the Company adopted forward exchange contracts, designated as foreign currency cash flow hedges, to reduce the potentially adverse effects of foreign currency exchange rate fluctuations. The Company uses these forward exchange contracts to hedge, thereby attempting to reduce the Company’s overall exposure to the effects of currency fluctuations on cash flows. The Company does not permit speculation in financial instruments for profit on the exchange rate price fluctuation, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

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

Prior to the acquisition, BCD entered into foreign currency forward contracts with various banks located in China. The contracted notional amount for forward contracts is $61 million, of which $56 million was outstanding as of March 31, 2013.

In accordance with certain forward contracts, the Company is required to have on deposit 3% to 5% of the notional amount outstanding and in certain situations the required deposit could be 100% of the notional amount of the outstanding contracts. See Note D for additional information regarding these deposits treated as restricted cash.

All the forward contracts outstanding as of March 31, 2013 will be settled during the period from April through December 2013. The fair value of the outstanding derivative instruments contracts, classified within Level 2 of the fair value hierarchy, was $1 million and was recognized under other current assets in the condensed consolidated balance sheets. There was no valuation gain or loss recognized under other income for the three months ended March 31, 2013.

NOTE F – Inventories

Inventories stated at the lower of cost or market value are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$68,835	$63,410
Work-in-progress	49,463	30,564
Finished goods	63,903	59,319

Total	$182,201	$153,293

NOTE G – Goodwill and Intangible Assets

Changes in goodwill are as follows (in thousands):

Balance at December 31, 2012	$87,359
Acquisitions	2,192
Currency exchange	(3,151)

Balance at March 31, 2013	$86,400

Intangible assets are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Intangible assets subject to amortization:
Gross carrying amount	$86,909	$69,707
Accumulated amortization	(26,072)	(24,161)
Currency exchange	(7,885)	(7,051)

Net value	52,952	38,495

Intangible assets with indefinite lives:
Gross carrying amount	6,403	6,403
Currency exchange	(732)	(561)

Total	5,671	5,842

Total intangible assets, net	$58,623	$44,337

Amortization expense related to intangible assets subject to amortization was approximately $2 million and $1 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE H – Bank Credit Agreement

On January 8, 2013, the Company and Diodes International B.V. (the “Foreign Borrower” and collectively with the Company, the “Borrowers”) and certain subsidiaries of the Company as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with Bank of America and other participating lenders (collectively, the “Lenders”).

The Credit Agreement provides for a five-year, $300 million revolving senior credit facility (the “Revolver”), which includes a $10 million swing line sublimit, a $10 million letter of credit sublimit, and a $20 million alternative currency sublimit. The Revolver matures on January 8, 2018, and borrowings under the Revolver may be used for refinancing certain existing debt, for working capital and capital expenditures, and for general corporate purposes, including financing permitted acquisitions.

On March 1, 2013, in connection with the acquisition of BCD, the Company drew down on the Revolver to fund the acquisition and pay for costs associated with the acquisition. As of March 31, 2013, the amount of the outstanding borrowings under the Credit Agreement was approximately $210 million. See Note C for additional information regarding the acquisition of BCD.

NOTE I – Income Tax Provision

Income tax expense of approximately $7 million and $1 million was recorded for the three months ended March 31, 2013 and 2012, respectively. This resulted in an effective tax rate of 153% for the three months ended March 31, 2013, as compared to 10% in the same period last year and compared to 16% for the full year of 2012. The estimated annual tax rate for 2012 is expected to be approximately 18%. The effective tax rate for the three months ended March 31, 2013 includes a $6 million charge for discrete items recorded during the quarter, principally related to a tax audit in China. The Company’s effective tax rates for the three months ended March 31, 2013 and 2012, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally from the impact of higher income in lower-taxed jurisdictions and the benefit of losses in higher-taxed jurisdictions.

For the three months ended March 31, 2013, the Company reported domestic and foreign pre-tax income (loss) of approximately $(6) million and $10 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries; accordingly, U.S. taxes are not being recorded on undistributed foreign earnings.

The impact of tax holidays decreased the Company’s tax expense by approximately $1 million and $2 million for the three months ended March 31, 2013 and 2012, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the three months ended March 31, 2013 was approximately $0.03. The benefit of the tax holidays on both basic and diluted earnings per share for the three months ended March 31, 2012 was approximately $0.04. During 2012, the China government began an audit of the Company’s High and New Technology Enterprise (“HNTE”) status for its largest Chinese subsidiary for 2009-2011 as part of an overall evaluation of the reduced tax rates provided to many high tech companies. This subsidiary has a reduced tax rate of 15%. In April 2013, the Company was notified by the China government that they had completed their tax audit and had concluded that the Company owed additional tax related to tax year 2011 in the amount of $5 million. This subsidiary has been approved for its HNTE status for the tax years 2012-2014.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income tax expense. As of March 31, 2013, the gross amount of unrecognized tax benefits was approximately $28 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE J – Share-Based Compensation

The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of sales	$123	$103
Selling and administrative expense	2,843	3,126
Research and development expense	290	316

Total share-based compensation expense	$3,256	$3,545

Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date, and expense was estimated on the date of grant using the Black-Scholes-Merton option pricing model.

The total net cash proceeds received from stock option exercises during the three months ended March 31, 2013 was approximately $0 million. Stock option expense was approximately $1 million for both the three months ended March 31, 2013 and 2012.

A summary of the stock option plans is as follows:

Stock Options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	3,713	$17.85	5	$9,744
Exercised	(5)	8.57		79
Forfeited or expired (1)	(410)	20.34

Outstanding at March 31, 2013	3,298	$17.55	4	$16,622
Exercisable at March 31, 2013	2,546	$16.37	3	$15,306

(1)

The Compensation Committee of the Board of Directors reviewed the grants of stock options to the Company’s Chief Executive Officer in 2009, 2010, 2011 and 2012 (each such annual grant, an “Option Grant”), and approved a Confirmation Agreement in which the Company and the Company’s Chief Executive Officer agreed and confirmed that the Company’s Chief Executive Officer will assert no claim that any Option Grant in 2009, 2010, 2011 or 2012 provided for the purchase of more than 100,000 shares of the Company’s Common Stock, and that each Option Grant document be deemed amended to reflect the foregoing 100,000 share limitation.

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

As of March 31, 2013, total unrecognized share-based compensation expense related to unvested stock options, net of forfeitures, was approximately $6 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2 years.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

The total fair value of restricted stock awards vested during the three months ended March 31, 2013 was approximately $2 million. Share grant expense for both the three months ended March 31, 2013 and 2012 was approximately $1 million.

A summary of the Company’s non-vested share grants is as follows:

Share Grants	Shares (000)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested at January 1, 2013	1164	$20.42	$
Granted	2	18.03
Vested	(6)	23.64		113
Forfeited	(9)	20.80

Non-vested at March 31, 2013	1151	$20.51		$24,184

As of March 31, 2013, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $18 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2 years.

NOTE K – Segment Information and Enterprise-Wide Disclosure

For financial reporting purposes, the Company operates in a single segment, standard semiconductor products, through the Company’s various manufacturing and distribution facilities. The Company aggregates its products because the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.

The Company’s primary operations include the domestic operations in Asia, North America and Europe.

Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended March 31, 2013	Asia	North America	Europe	Consolidated
Total sales	$155,434	$34,808	$37,637	$227,879
Inter-company sales	(16,024)	(15,401)	(19,490)	(50,915)

Net sales	$139,410	$19,407	$18,147	$176,964

Property, plant and equipment	$283,840	$31,352	$22,981	$338,173

Total assets	$820,553	$142,025	$182,060	$1,144,638

Three Months Ended March 31, 2012	Asia	North America	Europe	Consolidated
Total sales	$127,371	$31,732	$38,945	$198,048
Inter-company sales	(16,368)	(15,164)	(21,853)	(53,385)

Net sales	$111,003	$16,568	$17,092	$144,663

Property, plant and equipment	$165,929	$32,113	$29,286	$227,328

Total assets	$507,538	$118,657	$221,613	$847,808

Geographic Information

Revenues were derived from (billed to) customers located in the following countries (in thousands):

	Net Sales for the Three Months Ended March 31,		Percentage of Net Sales
	2013	2012	2013	2012
China	$58,383	$49,152	33%	34%
Taiwan	32,274	31,781	18%	22%
Korea	15,762	10,221	9%	7%
Switzerland	14,987	13,513	9%	9%
United States	12,950	14,757	7%	10%
Singapore	9,466	4,645	5%	3%
U.K.	8,572	5,125	5%	4%
Germany	8,333	6,782	5%	5%
All Others (1)	16,237	8,687	9%	6%

Total	$176,964	$144,663	100%	100%

(1)	Represents countries with less than 3% of the total revenues each.

NOTE L – Commitments and Contingencies

Purchase commitments – As of March 31, 2013, the Company had approximately $9 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.

Other commitments – During 2010, the Company entered into an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, the Company agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for surface-mounted component production, assembly and test in Chengdu, China. This is a long-term, multi-year project that will provide additional capacity for the Company as needed. In order to qualify for certain financial incentives, the Company is obligated to contribute approximately $48 million to the joint venture by December 31, 2013. As of March 31, 2013, the Company has contributed approximately $25 million of which $21 million was for capital expenditures.

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

The Company is currently a party to a purported stockholder derivative action in the United States District Court for the District of Delaware, entitled Scherer v. Keh-Shew Lu, Civil Action No. 1:13-cv-00358-UNA (D. Del. filed Mar. 5, 2013), on behalf of the Company against its directors, in which plaintiff alleges that (a) the Board approved awards of stock options to Dr. Keh-Shew Lu, our President and Chief Executive Officer, in 2009, 2010, 2011 and 2012 that exceeded the limitation on the number of shares of the Company’s Common Stock that may be purchased upon the exercise of options granted to any person in any given year under the Company’s 2001 Incentive Plan as amended by the stockholders on May 28, 2009; (b) the Company’s disclosures in its 2010, 2011 and 2012 proxy statements regarding the limitation on the number of shares of the Company’s Common Stock that may be purchased upon the exercise of options granted to any person in any given year under the Company’s 2001 Incentive Plan as amended by the stockholders on May 28, 2009 were inaccurate; and (c) the Company’s disclosures in its 2010, 2011 and 2012 proxy statements that the grants of stock options to Dr. Lu in 2009, 2010, 2011 and 2012 complied with the terms of the Company’s 2001 Incentive Plan as amended by the stockholders on May 28, 2009 were incorrect. The Compensation Committee reviewed the grants of stock options to Dr. Lu in 2009, 2010, 2011 and 2012 (each such annual grant, an “Option Grant”), and approved a Confirmation Agreement, dated April 1, 2013, in which the Company and Dr. Lu agree and confirm that Dr. Lu will assert no claim that any Option Grant in 2009, 2010, 2011 or 2012 provided for the purchase of more than 100,000 shares of the Company’s Common Stock, and that each Option Grant document be deemed amended to reflect the foregoing 100,000 share limitation. On April 3, 2013, defendants and the Company filed answers to the complaint. On May 8, 2013, defendants filed a motion for judgment on the pleadings dismissing the action on the ground that the claims are moot. A hearing date has not been set.

The Company is also currently a party to a putative securities class action in the United States District Court for the Eastern District of Texas, entitled Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund v. Diodes, Inc., Civil Action No. 6:13-cv-247 (E.D. Tex. filed Mar. 15, 2013), against the Company, Dr. Lu and Richard White, in which plaintiff, purportedly on behalf of a class of investors who purchased the Company’s Common Stock between February 9, 2011 and June 9, 2011, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated thereunder in connection with allegedly public statements made during the class period regarding the labor market in China and its impact on the Company’s business and prospects. Pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”), motions for appointment of lead plaintiff are due to be filed by May 14, 2013. Pursuant to the Court’s order dated April 26, 2013, (1) in the event the putative class member ultimately appointed as lead plaintiff wishes to file an amended complaint, lead plaintiff shall do so no later than forty-five (45) days after entry of an order appointing the lead plaintiff; (2) no later than fifteen (15) days after entry of an order appointing the lead plaintiff, lead plaintiff must file a notice with the Court indicating whether it will file an amended complaint; (3) defendants shall file an answer or motion directed to the operative complaint in this action no later than forty-five (45) days after service of an amended complaint or notice of lead plaintiff’s decision not to file an amended complaint, as applicable; and (4) in the event defendants file a motion or motions directed to the operative complaint in this action, (i) lead plaintiff shall file his, her or its opposition, if any, within forty-five (45) days after service of such motion(s) and (ii) defendants shall file their reply, if any, within thirty (30) days after service of lead plaintiff’s opposition. Pursuant to the Reform Act, all discovery and other proceedings are stayed pending a ruling on any motion to dismiss.

NOTE M – Employee Benefit Plans

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

For the three months ended March 31, 2013, net periodic benefit costs associated with the defined benefit plan were approximately $0 million.

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2012	$124,751
Service cost	78
Interest cost	1,362
Actuarial gain	8,871
Benefits paid	(1,525)
Currency changes	(8,395)

Benefit obligation at March 31, 2013	$125,142

Change in plan assets:
Fair value of plan assets at December 31, 2012	$106,898
Actual return on plan assets	8,756
Employer contribution	437
Benefits paid	(1,525)
Currency changes	(7,242)

Fair value of plan assets at March 31, 2013	$107,324

Underfunded status at March 31, 2013	$(17,818)

Based on an actuarial study performed as of March 31, 2013, the plan is underfunded and a liability is reflected in the Company’s consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of March 31, 2013 was 4.6%.

The following are weighted-average assumptions were used to determine net periodic benefit costs for the three months ended March 31, 2013:

Discount rate	4.6%
Expected long-term return on plan assets	5.5%

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

Deferred Compensation

The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At March 31, 2013, these investments totaled approximately $3 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE N – Related Parties

The Company conducts business with two related companies, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”) and Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). LSC owned approximately 18% of the Company’s outstanding Common Stock as of March 31, 2013. Keylink is the Company’s 5% joint venture partner in the Company’s Shanghai manufacturing facilities.

The Audit Committee of the Company’s Board reviews all related party arrangements for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time.

Lite-On Semiconductor Corporation – During both the three months ended March 31, 2013 and 2012, the Company sold products to LSC totaling approximately 0% of its net sales. For the three months ended March 31, 2013 and 2012, approximately 1% and 3%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC one of the Company’s largest suppliers.

Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net sales	$103	$47
Purchases	$7,509	$7,418

Keylink International (B.V.I.) Inc. – During the three months ended March 31, 2013 and 2012, the Company sold products to Keylink totaling approximately 2% and 3% of its net sales, respectively. For the three months ended March 31, 2013 and 2012, approximately 0% and 1%, respectively, of the Company’s net sales were from semiconductor products purchased from Keylink for subsequent sale. In addition, the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (including, but not limited to, metal plating and environmental services) to Keylink. The Company also pays a consulting fee to Keylink. The aggregate amounts for these services for both the three months ended March 31, 2013 and 2012 were approximately $4 million.

Net sales to, and purchases from, Keylink are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net sales	$3,648	$4,472
Purchases	$1,528	$1,804

Accounts receivable from, and accounts payable to, LSC and Keylink are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Accounts receivable
LSC	$100	$204
Keylink	10,507	10,457

	$10,607	$10,661

Accounts payable
LSC	$5,731	$5,308
Keylink	4,701	5,095

	$10,432	$10,403

NOTE O – Subsequent Event

In the second quarter of 2013, the Company initiated restructuring plans primarily relating to its U.K. development team and the closure of its New York sales office. The Company expects to reduce its U.K. workforce by approximately 10%, which is less than 1% of the Company’s total workforce. The amounts to be recorded are expected to be approximately $2 million, primarily relating to termination and severance costs. In addition, the Company expects these restructuring plans to provide cost savings going forward.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with Securities and Exchange Commission.

Highlights

•	Net sales for the three months ended March 31, 2013 was $177 million, an increase of $32 million, or 22%, over the same period last year, and a sequential increase of 8% compared to the $163 million in the fourth quarter of 2012;

•	Gross profit for the three months ended March 31, 2013 was $46 million, an increase of $13 million, or 37%, over the same period last year, and a sequential increase of 7% compared to the $43 million in the fourth quarter of 2012;

•	Gross profit margin for the three months ended March 31, 2013 was 26%, an increase of 4% over the same period last year, and flat sequentially compared to the fourth quarter of 2012;

•	Income taxes for the three months ended March 31, 2013 was $7 million and included $5 million of tax expense regarding a tax audit by the China tax authorities;

•	Net loss attributable to common stockholders for the three months ended March 31, 2013 was $2 million, or $(0.04) per diluted share, compared to net income attributable to common stockholders of $5 million, or $0.10 per diluted share in the same period last year, and net income attributable to common stockholders of $4 million, or $0.09 per diluted share in the fourth quarter of 2012;

•	Cash flows from operating activities was $31 million for the three months ended March 31, 2013; and

•	Completed the acquisition of BCD Semiconductor Manufacturing Limited (“BCD”), the preliminary purchase price accounting adjustments of which were included in the three months ended March 31, 2013 and impacted net loss attributable to common stockholders.

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

First Quarter of 2013

For the first quarter of 2013, we achieved record quarterly revenue despite the typical seasonal softness in the quarter and the slowdown at certain key original equipment manufacturers. Our sequential revenue growth was due to the result of our continued design win momentum, as well as, one month of revenue contribution from our acquisition of BCD. In addition, gross profit margin improved sequentially due to revenue increases in the higher margin regions of North America and Europe, but the improvements were offset by purchase price accounting adjustments in connections with the acquisition of BCD. Margins also benefited from a better than expected manufacturing recovery following the Chinese New Year holiday, lower gold prices and a more favorable product mix. Also during the quarter, we finalized our acquisition of BCD and the integration to-date has gone smoothly. This transaction, excluding purchase price accounting adjustments, was immediately accretive to earnings.

Business Acquisition

On March 5, 2013, we completed the acquisition of BCD for an aggregate consideration of approximately $155 million, excluding acquisition costs, fees and expenses. In addition, a $5 million retention plan for employees of BCD, payable at the 12, 18 and 24 month anniversaries of the acquisition has been established. The acquisition was funded by a combination of cash resources and drawings on bank credit facilities. The results of operations of BCD have been included in the consolidated financial statements from March 1, 2013. The purpose of this acquisition is to further our strategy of expanding our market and growth opportunities through select strategic acquisitions. We expect this acquisition to enhance our analog product portfolio by expanding our standard linear and power management offerings, including AC/DC and DC/DC solutions for power adapters and chargers, as well as other electronic products. BCD’s established presence in Asia, with a particularly strong local market position in China, offers us even greater penetration of the consumer, computing and communications markets. Likewise, we believe we can achieve increased market penetration for BCD’s products by leveraging our global customer base and sales channels. In addition, BCD has in-house manufacturing capabilities in China, as well as a cost-effective development team, that can be deployed across multiple product families. We also believe we will be able to apply our packaging capabilities and expertise to BCD’s products in order to improve cost efficiencies, utilization and product mix. See Note C of the Notes to Condensed Consolidated Financial Statements for additional information regarding the acquisition of BCD.

Business Outlook

We believe the first quarter sets the stage for continued growth and margin improvement in the second quarter, which also represents our first full quarter of BCD. For the second quarter of 2013, we expect continued growth with net sales increasing between $206 million and $218 million, or up 16% to 23% sequentially, including the first full quarter of net sales from BCD. Gross margin will include approximately $4 million relating to an inventory valuation adjustment pertaining to the inventory acquired as part of the BCD acquisition and is expected to be 27.0%, plus or minus 2%. Operating expenses are expected to be 23.6% of net sales, plus or minus 1% and will include amortization of intangible expenses, restructuring expenses, and BCD retention bonus accruals. We expect our income tax rate to range between 14% and 20%, and shares used to calculate earnings per share for the second quarter are anticipated to be approximately 47 million.

In the second quarter of 2013, we initiated restructuring plans primarily relating to our U.K. development team and the closure of our New York sales office. We expect to reduce our U.K. workforce by approximately 10%, which is less than 1% of our total workforce. The amounts to be recorded are expected to be approximately $2 million, primarily relating to termination and severance costs. In addition, we expect these restructuring plans to provide cost savings going forward.

Factors Relevant to Our Results of Operations

The following has affected, and, we believe, will continue to affect, our results of operations:

•	Net sales for the three months ended March 31, 2013 was $177 million, compared to $145 million in the same period last year. This increase in net sales mainly reflects the inclusion of one month of BCD revenue and an increase in units sold, partially offset by the decrease in average selling price (“ASP”).

•	Our gross profit margin was 26% for the three months ended March 31, 2013, compared to 23% in the same period last year. Our gross margin percentage increased over the same period last year due to net sales increases in higher margin regions such as North America and Europe, lower gold prices and improved product mix. Future gross profit margins will depend primarily on market prices, our product mix, manufacturing cost savings, and the demand for our products.

•	For the three months ended March 31, 2013, our capital expenditures, excluding capital expenditures related to our investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”), were approximately 6% of our net sales, which is lower than our historical 10% to 12% of net sales model. For the remainder of 2013, we expect capital expenditures, excluding capital expenditures related to our investment agreement, to be lower than our historical model and range between 5% and 9%.

•	For the three months ended March 31, 2013 and 2012, the percentage of our net sales derived from our Asian subsidiaries was 79% and 77%, respectively. Europe accounted for approximately 11% of our revenues for the three months ended March 31, 2013, compared to 12% in the same period last year. In addition, North America accounted for approximately 10% of our revenues for the three months ended March 31, 2013, compared to 11% in the same period last year.

•	As of March 31, 2013, we had invested approximately $540 million in our manufacturing facilities in Asia, including through acquisitions. For the three months ended March 31, 2013, we invested approximately $11 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on, among other factors, product demand and new product developments.

•	For the three months ended March 31, 2013, our original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for approximately 41% of our net sales, while our global network of distributors accounted for approximately 59% of our net sales. Compared to prior years, the percentage of net sales to our global network of distributors has increased mainly due to the fact that the majority of BCD net sales are to distributors.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following table sets forth the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three Months Ended March 31,		Increase (Decrease)
	2013	2012	‘12 to ‘13
Net sales	100%	100%	22
Cost of goods sold	(74)	(77)	18

Gross profit	26	23	37
Operating expenses	(24)	(19)	50

Income from operations	2	4	(31)
Other income (expense)	—	—	(24)

Income before income taxes and noncontrolling interest	2	4	(31)
Income tax provision	(4)	—	964

Net income	(2)	4	(141)
Net income attributable to noncontrolling interest	—	—	(150)

Net income attributable to common stockholders	(2)	4	(140)

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2013	2012
Net Sales	$176,964	$144,663

Net sales increased approximately $32 million for the three months ended March 31, 2013, compared to the same period last year. The 22% increase in net sales was due to the inclusion of one month of BCD revenue and a 6% increase in units sold, partially offset by a 14% decrease in ASP.

	2013	2012
Cost of goods sold	$130,781	$110,957
Gross profit	$46,183	$33,706
Gross profit margin	26%	23%

Cost of goods sold increased approximately $20 million, or 18%, for the three months ended March 31, 2013, compared to the same period last year. As a percent of sales, cost of goods sold decreased to 74% for the three months ended March 31, 2013, compared to 77% in the same period last year, and our average unit cost (“AUP”) decreased by 11%.

For the three months ended March 31, 2013, gross profit increased by approximately $13 million, or 37%, compared to the same period last year. Gross margin increased to 26% for the three months ended March 31, 2013, compared to 23% for the same period last year. This increase is mainly due to net sales increases in higher margin regions such as North America and Europe, lower gold prices and improved product mix.

	2013	2012
Operating expenses	$42,704	$28,206

Operating expenses for the three months ended March 31, 2013 increased approximately $14 million compared to the same period last year. Of the components within operating expenses, selling, general and administrative expenses (“SG&A”) increased approximately $8 million, and research and development expenses (“R&D”) increased approximately $3 million. SG&A, as a percentage of sales, was 17% for the three months ended March 31, 2013, compared to 15% for the same period last year. R&D, as a percentage of sales, was 6% for the three months ended March 31, 2013, compared to 5% for the same period last year. Both SG&A and R&D for the three months ended March 31, 2013 increased due primarily to the acquisition of BCD, the acquisition of Eris Technology Corporation in the third quarter of 2012 and the acquisition of Power Analog Microelectronics, Inc. in the fourth quarter of 2012. Also included in operating expenses for the three months ended March 31, 2013 was an increase of approximately $1 million for amortization of acquisition related intangibles due to recent acquisitions, compared to the same period last year. The three months ended March 31, 2012 included a $2 million gain on sale of assets for a sale of an intangible asset in Europe.

	2013	2012
Other income	$521	$687

Other income for both the three months ended March 31, 2013 and 2012 was $1 million. For the three months ended March 31, 2013, other income included approximately $1 million of interest expense due to the increase in long-term debt incurred in connection with the BCD acquisition, which was offset by foreign currency gains of approximately $1 million.

	2013	2012
Income tax provision	$6,574	$618

We recognized income tax expense of approximately $7 million for the three months ended March 31, 2013, compared to approximately $1 million income tax expense in the same period last year. The effective tax rate is 153% for the three months ended March 31, 2013, compared to 10% in the same period last year. Income tax expense for the three months ended March 31, 2013 was impacted by $5 million additional tax expense in regard to a tax audit of the China tax authorities. Our effective tax rates for the three months ended March 31, 2013 and 2012, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally from the impact of higher income in lower-taxed jurisdictions and the benefit of losses in higher-taxed jurisdictions.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. credit agreement consisting of a $300 million revolving senior credit facility (the “Revolver”), which includes a $10 million swing line sublimit, a $10 million letter of credit sublimit, and a $20 million alternative currency sublimit. As of March 31, 2013, approximately $210 million was outstanding under the Revolver. The Revolver matures on January 8, 2018, and the amount available for additional borrowings as of March 31, 2013 is $90 million. In addition, we have foreign credit facilities with borrowing capacities of approximately $143 million with $4 million in outstanding borrowings and $12 million used for import and export guarantees and bank acceptance notes. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2012 and March 31, 2013 our working capital was $378 million and $453 million, respectively. Our working capital increased in the first three months of 2013 primarily due to the consolidation of BCD’s net assets as a result of the acquisition. We expect cash generated by our operations together with existing cash, cash equivalents and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

During 2010, we entered into an investment agreement with the Management Committee of the CDHT. Under this agreement, we agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for surface-mounted component production, assembly and test in Chengdu, China. This is a long-term, multi-year project that will provide additional capacity for us as needed. In order to qualify for certain financial incentives, we are obligated to contribute at least $48 million to the joint venture by December 31, 2013. As of March 31, 2013, we have contributed approximately $25 million, of which $21 million has been invested in capital expenditures and expect to contribute the full $48 million on or before December 31, 2013.

Capital expenditures for the three months ended March 31, 2013 and 2012 were $13 million and $16 million, respectively, which includes $1 million and $8 million, respectively, of capital expenditures related to the investment agreement with the Management Committee of the CDHT. Capital expenditures, excluding capital expenditures related to the investment agreement, in the first three months of 2013 were approximately 6% of our net sales and were primarily related to the expansion of our Shanghai sales and design office.

On March 5, 2013 we completed the acquisition of BCD for an aggregate consideration of approximately $155 million, excluding acquisition costs, fees and expenses. In addition, a $5 million retention plan for employees of BCD, payable at the 12, 18 and 24 month anniversaries of the acquisition has been established. The acquisition was funded by a combination of the Company’s cash resources and drawings on bank credit facilities. As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire product lines or companies in order to enhance our portfolio and accelerate our new offerings, which could have a material impact on liquidity and require us to draw down on our credit facilities or increase our borrowings and limits. See Note C of the “Notes to Consolidated Condensed Financial Statements” of this Quarterly Report for additional information about the acquisition of BCD and Part I, Item 1 of our Annual Report for additional information about our strategy.

Prior to the acquisition, BCD entered into foreign currency forward contracts with various banks located in China. The contracted notional amount for forward contracts is $61 million, of which $56 million was outstanding as of March 31, 2013. In accordance with certain forward contracts, we are required to have on deposit 3% to 5% of the notional amount outstanding and in certain situations the required deposit could be 100% of the notional amount of the outstanding contracts. Restricted cash is pledged as collateral when we enter into agreements with banks for certain banking facilities. As of March 31, 2013, restricted cash of $10 million was pledged as collateral for issuance of bank acceptance notes, letters of credit and foreign currency forward contracts. See Notes C and D of the “Notes to Consolidated Condensed Financial Statements” of this Quarterly Report for additional information about our restricted cash and foreign currency forward contracts.

Discussion of Cash Flow

Cash and cash equivalents increased from $157 million at December 31, 2012 to $200 million at March 31, 2013 primarily from cash provided by operating and financing activities, offset in part by cash used by investing activities.

A summary of the consolidated condensed statements of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012	Change
Net cash provided by operating activities	$31,328	$13,447	$17,881
Net cash used by investing activities	(133,252)	(9,658)	(123,594)
Net cash provided by financing activities	145,276	42,765	102,511
Effect of exchange rates on cash and cash equivalents	(268)	664	(932)

Net increase in cash and cash equivalents	$43,084	$47,218	$(4,134)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 was $31 million, resulting primarily from $18 million in depreciation and amortization, a decrease in inventories, and increases in accrued liabilities and income tax payable, offset partially by a decrease in accounts payable. Net cash provided by operating activities was $13 million for the same period last year, resulting primarily from $6 million of net income, $16 million in depreciation and amortization and a decrease in inventories, offset partially by an increase in accounts receivable.

Investing Activities

Net cash used by investing activities was $133 million for the three months ended March 31, 2013, compared to net cash used by investing activities of $10 million for the same period last year. This increase in net cash used was due primarily to approximately $125 million for the acquisition of BCD, net of cash acquired for the three months ended March 31, 2013.

Financing Activities

Net cash provided by financing activities was $145 million for the three months ended March 31, 2013, compared to net cash provided by financing activities of $43 million in the same period last year. Net cash provided by in 2013 was due primarily to a $180 million draw down on the Credit Agreement, offset by repayments on lines of credit. The net cash provided by in 2012 was due primarily to a $40 million draw down on our term loan.

Debt Instruments

There have been no material changes to our debt instruments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 27, 2013.

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

Contractual Obligations

There have been no material changes in any of our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 27, 2013, except for an increase of $170 million in long-term debt to a total of $210 million as of March 31, 2013, due to the draw down of our Credit Agreement to pay for the acquisition of BCD. In addition, operating leases increased $5 million to $23 million in connection with the acquisition of BCD.

Critical Accounting Policies

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, relate to revenue recognition, inventories, accounting for income taxes, goodwill and long-lived assets, share-based compensation, fair value measurements, defined benefit plan and contingencies. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 27, 2013.

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

Risk Factors

RISKS RELATED TO OUR BUSINESS

•	The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our revenues, results of operations and financial condition.

•	During times of difficult market conditions, our fixed costs combined with lower revenues and lower profit margins may have a negative impact on our business, results of operations and financial condition.

•	Downturns in the highly cyclical semiconductor industry and/or changes in end-market demand could adversely affect our results of operations and financial condition.

•	The semiconductor business is highly competitive, and increased competition may harm our business, results of operations and financial condition.

•	One of our largest external suppliers is also a related party. The loss of this supplier could harm our business, results of operations and financial condition.

•	Delays in initiation of production at facilities due to implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies, results of operations and financial condition.

•	We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

•	Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales, which could adversely affect our revenues, results of operations and financial condition.

•	Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reduction in quantities ordered could adversely affect our revenues, results of operations and financial condition.

•	Production at our manufacturing facilities could be disrupted for a variety of reasons, including natural disasters and other extraordinary events, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers’ demands and could adversely affect our results of operations and financial condition.

•	New technologies could result in the development of new products by our competitors and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand, which would adversely affect our net sales, market share, results of operations and financial condition.

•	We may be adversely affected by any disruption in our information technology systems, which could adversely affect our cash flows, results of operations and financial condition.

•	We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense, reduction in our intellectual property rights and a negative impact on our business, results of operations and financial condition.

•	We depend on third-party suppliers for timely deliveries of raw materials, parts and equipment, as well as finished products from other manufacturers, and our reputation with customers, results of operations and financial condition could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

•	If we do not succeed in continuing to vertically integrate our business, we will not realize the cost and other efficiencies we anticipate, which could adversely affect our ability to compete, results of operations and financial condition.

•	Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, results of operations and financial condition.

•	We are subject to litigation risks, including securities class action litigation, which may be costly to defend and the outcome of which is uncertain.

•	We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, results of operations and financial condition.

•	Our products may be found to be defective and, as a result, warranty claims and product liability claims may be asserted against us, which may harm our business, reputation with our customers, results of operations and financial condition.

•	We may fail to attract or retain the qualified technical, sales, marketing, finance and management personnel required to operate our business successfully, which could adversely affect on our business, results of operations and financial condition.

•	We may not be able to achieve future growth, and any such growth may place a strain on our management and on our systems and resources, which could adversely affect our business, results of operations and financial condition.

•	Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, results of operations and financial condition.

•	If OEMs do not design our products into their applications, our net sales may be adversely affected.

•	We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses, which could adversely affect our business, results of operations and financial condition.

•	We may have a significant amount of debt with various financial institutions worldwide. Any indebtedness could adversely affect our business, results of operations, financial condition and our ability to meet our payment obligations under such debt.

•	Restrictions in our credit facilities may limit our business and financial activities, including our ability to obtain additional capital in the future.

•	Our business benefits from certain Chinese government incentives. Expiration of, or changes to, these incentives could adversely affect our results of operations and financial condition.

•	The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used.

•	Changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and financial condition.

•	In 2010, we established a joint venture to build a semiconductor facility in Chengdu, China. We are required to contribute at least $48 million to the joint venture during the first three years with additional contributions thereafter, as well as a substantial amount of time and resources to establish and operate the joint venture. Any failure to meet any such requirements, delays or unforeseen circumstances may cause us to incur penalties or require us to contribute additional expenses or resources and, as a result, could have an adverse effect on our operating efficiencies, results of operations and financial conditions.

•	Certain of our customers and suppliers require us to comply with their codes of conduct, which may include certain restrictions that may substantially increase the cost of our business as well as have an adverse effect on our operating efficiencies, results of operations and financial condition.

•	Compliance with government regulations and customer demands regarding the use of “conflict minerals” may result in increased costs and may have a negative impact on our business, results of operations and financial condition.

•	There are risks associated with previous and future acquisitions. We may ultimately not be successful in overcoming these risks or any other problems encountered in connection with acquisitions.

•	If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal control over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our Common Stock.

•	Terrorist attacks, or threats or occurrences of other terrorist activities, whether in the United States or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our results of operations and financial condition.

•	System security risks, data protection breaches, cyber-attacks and other related cybersecurity issues could disrupt our internal operations, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

•	Our international operations subject us to risks that could adversely affect our operations.

•	We have significant operations and assets in China, the United Kingdom, Germany, Hong Kong and Taiwan and, as a result, will be subject to risks inherent in doing business in those jurisdictions, which may adversely affect our financial performance and results of operations.

•	A slowdown in the Chinese economy could limit the growth in demand for electronic devices containing our products, which would have a material adverse effect on our business, results of operations and prospects.

•	Economic regulation in China could materially and adversely affect our business, results of operations and prospects.

•	We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act, the United Kingdom’s Bribery Act 2010 and similar worldwide anti-bribery laws.

•	We are subject to foreign currency risk as a result of our international operations.

•	China is experiencing rapid social, political and economic change, which has increased labor costs and other related costs that could make doing business in China less advantageous than in prior years. Increased labor costs in China could adversely affect our business, results of operations and financial condition.

•	We may not continue to receive preferential tax treatment in Asia, thereby increasing our income tax expense and reducing our net income.

•	The distribution of any earnings of our foreign subsidiaries to the United States may be subject to United States income taxes, thus reducing our net income.

RISKS RELATED TO OUR COMMON STOCK

•	Variations in our quarterly operating results may cause our stock price to be volatile.

•	We may enter into future acquisitions and take certain actions in connection with such acquisitions that could adversely affect the price of our Common Stock.

•	Our directors, executive officers and significant stockholders hold a substantial portion of our Common Stock, which may lead to conflicts with other stockholders over corporate transactions and other corporate matters.

•	We were formed in 1959, and our early corporate records are incomplete. As a result, we may have difficulty in assessing and defending against claims relating to rights to our Common Stock purporting to arise during periods for which our records are incomplete.

•	Non-cash tender offers, debt equity swaps or equity exchanges to consummate our business activities are likely to have the effect of diluting the ownership interest of existing stockholders, including qualified stockholders who receive shares of our Common Stock in such business activities.

•	Anti-takeover effects of certain provisions of Delaware law and our Certificate of Incorporation and Bylaws, may hinder a take-over attempt.

•	Section 203 of Delaware General Corporation Law may deter a take-over attempt.

•	Certificate of Incorporation and Bylaw provisions may deter a take-over attempt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation, we are subject to certain market risks including foreign currency, interest rate, political instability, inflation and credit. We consider a variety of practices to manage these market risks. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 27, 2013.

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

On March 5, 2013, the Company completed its acquisition of BCD Semiconductor Manufacturing Limited (“BCD”), whose financial statements reflect total assets and revenues constituting 7% and 9%, respectively, of the consolidated financial statement amounts for the three months ended March 31, 2013. The Company will include BCD in its annual assessment of the effectiveness of internal control over financial reporting for the year ending December 31, 2013, the year of acquisition. Management continues to monitor BCD’s internal controls over financial reporting and evaluate conformance with the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently a party to a purported stockholder derivative action in the United States District Court for the District of Delaware, entitled Scherer v. Keh-Shew Lu, Civil Action No. 1:13-cv-00358-UNA (D. Del. filed Mar. 5, 2013), on behalf of the Company against its directors, in which plaintiff alleges that (a) the Board approved awards of stock options to Dr. Keh-Shew Lu, our President and Chief Executive Officer, in 2009, 2010, 2011 and 2012 that exceeded the limitation on the number of shares of the Company’s Common Stock that may be purchased upon the exercise of options granted to any person in any given year under the Company’s 2001 Incentive Plan as amended by the stockholders on May 28, 2009; (b) the Company’s disclosures in its 2010, 2011 and 2012 proxy statements regarding the limitation on the number of shares of the Company’s Common Stock that may be purchased upon the exercise of options granted to any person in any given year under the Company’s 2001 Incentive Plan as amended by the stockholders on May 28, 2009 were inaccurate; and (c) the Company’s disclosures in its 2010, 2011 and 2012 proxy statements that the grants of stock options to Dr. Lu in 2009, 2010, 2011 and 2012 complied with the terms of the Company’s 2001 Incentive Plan as amended by the stockholders on May 28, 2009 were incorrect. The Compensation Committee reviewed the grants of stock options to Dr. Lu in 2009, 2010, 2011 and 2012 (each such annual grant, an “Option Grant”), and approved a Confirmation Agreement, dated April 1, 2013, in which the Company and Dr. Lu agree and confirm that Dr. Lu will assert no claim that any Option Grant in 2009, 2010, 2011 or 2012 provided for the purchase of more than 100,000 shares of the Company’s Common Stock, and that each Option Grant document be deemed amended to reflect the foregoing 100,000 share limitation. On April 3, 2013, defendants and the Company filed answers to the complaint. On May 8, 2013, defendants filed a motion for judgment on the pleadings dismissing the action on the ground that the claims are moot. A hearing date has not been set.

While the directors intend to defend this lawsuit vigorously and presently believe that the ultimate outcome of this legal proceeding will not have any material adverse effect on the Company’s financial position, cash flows or overall results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include injunctions or monetary damages against the directors. Were an unfavorable ruling against the directors to occur, in light of the Company’s indemnification obligations to the directors, there exists the possibility of a material adverse impact on our business or results of operations for the period in which the ruling occurs or future periods.

We are also currently a party to a putative securities class action in the United States District Court for the Eastern District of Texas, entitled Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund v. Diodes, Inc., Civil Action No. 6:13-cv-247 (E.D. Tex. filed Mar. 15, 2013), against the Company, Dr. Lu and Richard White, in which plaintiff, purportedly on behalf of a class of investors who purchased the Company’s Common Stock between February 9, 2011 and June 9, 2011, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated thereunder in connection with allegedly public statements made during the class period regarding the labor market in China and its impact on the Company’s business and prospects. Pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”), motions for appointment of lead plaintiff are due to be filed by May 14, 2013. Pursuant to the Court’s order dated April 26, 2013, (1) in the event the putative class member ultimately appointed as lead plaintiff wishes to file an amended complaint, lead plaintiff shall do so no later than forty-five (45) days after entry of an order appointing the lead plaintiff; (2) no later than fifteen (15) days after entry of an order appointing the lead plaintiff, lead plaintiff must file a notice with the Court indicating whether it will file an amended complaint; (3) defendants shall file an answer or motion directed to the operative complaint in this action no later than forty-five (45) days after service of an amended complaint or notice of lead plaintiff’s decision not to file an amended complaint, as applicable; and (4) in the event defendants file a motion or motions directed to the operative complaint in this action, (i) lead plaintiff shall file his, her or its opposition, if any, within forty five (45) days after service of such motion(s) and (ii) defendants shall file their reply, if any, within thirty (30) days after service of lead plaintiff’s opposition. Pursuant to the Reform Act, all discovery and other proceedings are stayed pending a ruling on any motion to dismiss.

While we intend to defend this lawsuit vigorously and presently believe that the ultimate outcome of this legal proceeding will not have any material adverse effect on our financial position, cash flows or overall results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business or results of operations for the period in which the ruling occurs or future periods.

From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company’s management does not believe that any of these legal proceedings will have a material adverse impact on the business, financial condition or results of operations of the Company.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except for the following:

RISKS RELATED TO OUR BUSINESS

We are subject to litigation risks, including securities class action litigation, which may be costly to defend and the outcome of which is uncertain.

All industries, including the semiconductor industry, are subject to legal claims, with and without merit, including securities class action litigation that may be particularly costly and which may divert the attention of our management and our resources in general. We are involved in a variety of legal matters, most of which we consider either routine matters that arise in the normal course of business or immaterial for our aggregate business operations. These routine matters typically fall into broad categories such as those involving suppliers and customers, employment and labor, and intellectual property. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our financial position, results of operations or cash flows. However, defense and settlement costs can be substantial, even with respect to claims that we believe have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal claim or proceeding could have a material effect on our business, financial condition, results of operations or cash flows.

As mentioned above, from time to time, we have been, or may in the future be, involved in securities litigation or litigation arising from our acquisitions. We can provide no assurance as to the outcome of any such litigation matter in which we are a party. These types of matters are costly to defend and even if resolved in our favor, could have a material adverse effect on our business, financial condition, results of operations and cash flow. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of securities or other litigation could harm our ability to obtain credit and financing for our operations and to compete in the marketplace. Because the price of our Common Stock has been, and may continue to be, volatile, we can provide no assurance that securities litigation will not be filed against us in the future. In addition, we can provide no assurance that our past or future acquisitions will not subject us to additional litigation. See Part I, Item 3 “Legal Proceedings” of this Quarterly Report for more information on our legal proceedings.

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

General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to our performance also may affect the price of our stock. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, as discussed in Part I, Item 3 “Legal Proceedings” of this Quarterly Report, we are involved in several litigation matters. Additional volatility in the price of our securities could result in the filing of additional litigation matters, which could result in substantial costs and the diversion of management time and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no repurchases of our Common Stock during the first quarter of 2013.

Item 3. Defaults Upon Senior Securities

There are no matters to be reported under this heading.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation, as amended				X

3.2	Amended By-laws of the Company dated July 19, 2007	8-K	July 23, 2007	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

10.1	Plating Process Agreement between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited, dated February 8, 2013				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document				X

101.SCH**	XBRL Taxonomy Extension Schema				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

*	A certification furnished pursuant to Item 601 of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

DIODES INCORPORATED (Registrant)

By: /s/ Richard D. White	May 10, 2013
RICHARD D. WHITE
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)