Form 10-Q
period 2013-06-30
DIODES INC /DEL/
filed 2013-08-08
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s Common Stock outstanding as of August 5, 2013 was 46,599,859.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	June 30, 2013	December 31, 2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$213,546	$157,121
Accounts receivable, net	181,878	152,073
Inventories	186,786	153,293
Deferred income taxes, current	12,305	9,995
Prepaid expenses and other	48,371	18,928

Total current assets	642,886	491,410

PROPERTY, PLANT AND EQUIPMENT, net	331,287	243,296
DEFERRED INCOME TAXES, non-current	31,959	36,819
OTHER ASSETS
Goodwill	86,233	87,359
Intangible assets, net	56,319	44,337
Other	22,890	16,842

Total assets	$1,171,574	$920,063

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (cont’)

LIABILITIES AND EQUITY

(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
CURRENT LIABILITIES
Lines of credit	$4,507	$7,629
Accounts payable	107,047	64,072
Accrued liabilities	63,070	41,139
Income tax payable	1,456	678

Total current liabilities	176,080	113,518

LONG-TERM DEBT, net of current portion	209,337	44,131
OTHER LONG-TERM LIABILITIES	58,246	41,974

Total liabilities	443,663	199,623

COMMITMENTS AND CONTINGENCIES
EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock—par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—par value $0.66 2/3 per share; 70,000,000 shares authorized; 46,327,031 and 46,010,815 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	30,885	30,674
Additional paid-in capital	288,284	280,571
Retained earnings	406,505	399,796
Accumulated other comprehensive loss	(41,070)	(33,856)

Total Diodes Incorporated stockholders’ equity	684,604	677,185
Noncontrolling interest	43,307	43,255

Total equity	727,911	720,440

Total liabilities and equity	$1,171,574	$920,063

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET SALES	$214,379	$159,239	$391,343	$303,902
COST OF GOODS SOLD	153,086	118,211	283,867	229,168

Gross profit	61,293	41,028	107,476	74,734
OPERATING EXPENSES
Selling, general and administrative	35,080	24,760	65,456	46,906
Research and development	12,145	8,218	22,225	15,382
Other operating (income) expenses	3,830	(254)	5,781	(1,358)

Total operating expenses	51,055	32,724	93,462	60,930

Income from operations	10,238	8,304	14,014	13,804
OTHER INCOME (EXPENSES)	277	251	798	938

Income before income taxes and noncontrolling interest	10,515	8,555	14,812	14,742
INCOME TAX PROVISION	1,475	856	8,049	1,474

NET INCOME	9,040	7,699	6,763	13,268
Less: NET INCOME attributable to noncontrolling interest	(405)	(1,046)	(54)	(1,744)

NET INCOME attributable to common stockholders	$8,635	$6,653	$6,709	$11,524

EARNINGS PER SHARE attributable to common stockholders
Basic	$0.19	$0.15	$0.15	$0.25

Diluted	$0.18	$0.14	$0.14	$0.25

Number of shares used in computation
Basic	46,148	45,642	46,085	45,551

Diluted	47,507	46,859	47,383	46,916

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$9,040	$7,699	$6,763	$13,268
Translation adjustment	(859)	(3,594)	(8,395)	404
Unrealized gain (loss) on defined benefit plan, net of tax	2,659	(938)	1,181	(3,963)

Comprehensive income (loss)	10,840	3,167	(451)	9,709
Less: Comprehensive income attributable to noncontrolling interest	(405)	(1,046)	(54)	(1,744)

Total comprehensive income (loss) attributable to common stockholders	$10,435	$2,121	$(505)	$7,965

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES	$61,173	$30,271

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	(124,916)	—
Purchases of property, plant and equipment	(23,751)	(24,237)
Proceeds from sale of equity securities	7,458	—
Proceeds from sale of property, plant and equipment	51	1,966
Proceeds from sale of intangibles	—	2,122
Other	(3,799)	(5,556)

Net cash used by investing activities	(144,957)	(25,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	4,963	997
Repayments on lines of credit	(25,711)	(8,000)
Borrowings of long-term debt	181,002	70,000
Repayments of long-term debt	(15,536)	(30,162)
Net proceeds from issuance of common stock	1,366	1,236
Other	(2,844)	(160)

Net cash provided by financing activities	143,240	33,911

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,031)	306

INCREASE IN CASH AND CASH EQUIVALENTS	56,425	38,783
CASH AND CASH EQUIVALENTS, beginning of period	157,121	129,510

CASH AND CASH EQUIVALENTS, end of period	$213,546	$168,293

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$(330)	$(6,759)
Acquisition:
Fair value of assets acquired	$247,012	$—
Liabilities assumed	(92,277)	—
Cash acquired	(29,819)	—

Net assets acquired	$124,916	$—

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2013. The consolidated condensed financial data at December 31, 2012 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recently Issued Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU No. 2013-05 provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (CTA) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. This ASU differentiates between transactions occurring within a foreign entity and transactions affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction. In addition, acquisitions of a foreign entity completed in stages (also known as step acquisitions) could trigger the release of CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. This ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU could impact the Company’s consolidated financial results in the event of a transaction as described above.

NOTE B – Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	46,148	45,642	46,085	45,551
Net income attributable to common stockholders	$8,635	$6,653	$6,709	$11,524

Earnings per share attributable to common stockholders	$0.19	$0.15	$0.15	$0.25

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	46,148	45,642	46,085	45,551
Add: Assumed exercise of stock options and stock awards	1,359	1,217	1,298	1,365

	47,507	46,859	47,383	46,916
Net income attributable to common stockholders	$8,635	$6,653	$6,709	$11,524

Earnings per share attributable to common stockholders	$0.18	$0.14	$0.14	$0.25

NOTE C – Business Combination

BCD Semiconductor Manufacturing Limited (“BCD”)

On March 5, 2013, the Company completed the acquisition of all the outstanding ordinary shares, par value $0.001 per share, of BCD (the “Shares”), including Shares represented by American Depository Shares (“ADSs”), which were cancelled in exchange for the right to receive $1.33-1/3 in cash per Share, without interest. Each ADS represented six Shares and was converted into the right to receive $8.00 in cash, without interest. The aggregate consideration was approximately $155 million, excluding acquisition costs, fees and expenses. In addition, a $5 million retention plan for employees of BCD, payable at the 12, 18 and 24 month anniversaries of the acquisition, has been established. The employee retention plan is intended to benefit the Company and not the selling shareholders, and therefore has been excluded from the determination of the purchase price. The acquisition was funded by drawings on the Company’s bank credit facility. See Note H for additional information regarding the Company’s bank credit facility.

The Company’s purchase price for BCD and related costs are estimated as follows (in thousands):

Purchase price (cost of shares)	$154,735
Acquisition related costs (included in selling, general and administrative expenses)	2,075

Total purchase price	$156,810

The results of operations of BCD have been included in the consolidated financial statements from March 1, 2013. The consolidated revenue and earnings of BCD for the period ended June 30, 2013 were approximately $60 million and ($1) million, respectively, which include purchase price accounting adjustments. The Company’s purpose in making this acquisition is to further its strategy of expanding its market and growth opportunities through select strategic acquisitions. This acquisition is expected to enhance the Company’s analog product portfolio by expanding its standard linear and power management offerings, including AC/DC and DC/DC solutions for power adapters and chargers, as well as other electronic products. BCD’s established presence in Asia, with a particularly strong local market position in China, offers the Company even greater penetration of the consumer, computing and communications markets. Likewise, the Company believes it can achieve increased market penetration for BCD’s products by leveraging the Company’s own global customer base and sales channels. In addition, BCD has in-house manufacturing capabilities in China, as well as a cost-effective development team that can be deployed across multiple product families. The Company also believes it will be able to apply its packaging capabilities and expertise to BCD’s products in order to improve cost efficiencies, utilization and product mix.

A final determination of the allocation of the purchase price to the assets acquired and liabilities assumed has not been completed and the following table is considered preliminary. The final determination is subject to the completion of the valuation of the assets acquired and liabilities assumed, which is expected during the third quarter of 2013.

The following summarizes the preliminary (subject to final determination) allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

	March 1, 2013 purchase price allocation	Changes in purchase price allocation recorded during second quarter of 2013	Revised March 1, 2013 purchase price allocation
Assets acquired:
Cash and cash equivalents	$29,819	$—	$29,819
Accounts receivable, net	20,862	—	20,862
Inventory	42,909	—	42,909
Prepaid expenses and other current assets	27,205	—	27,205
Property, plant and equipment, net	99,716	—	99,716
Deferred tax assets	1,612	—	1,612
Other long-term assets	5,497	—	5,497
Other intangible assets	17,200	—	17,200
Goodwill	2,192	—	2,192

Total assets acquired	$247,012	$—	$247,012

Liabilities assumed:
Lines of credit	$17,336	$—	$17,336
Accounts payable	34,758	—	34,758
Accrued liabilities and other	16,703	—	16,703
Deferred tax liability	5,055	—	5,055
Other liabilities	18,425	—	18,425

Total liabilities assumed	92,277	—	92,277

Total net assets acquired, net of cash acquired	$154,735	$—	$154,735

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

The Company evaluated and adjusted the acquired inventory for a reasonable profit allowance, which is intended to permit the Company to report only the profits normally associated with its activities following the acquisition as it relates to the work-in-progress and finished goods inventory. As such, the Company increased the inventory acquired from BCD by approximately $5 million, and recorded that increase into cost of goods sold, of which approximately $2 million was recorded in the first quarter of 2013 and $3 million was recorded in the second quarter of 2013 as the acquired work-in-process and finished goods inventory was sold.

The following unaudited pro forma consolidated results of operations for the quarters ended June 30, 2013 and 2012 have been prepared as if the acquisition of BCD had occurred at January 1, 2012, for each year (unaudited; in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2013	2012
Net revenues	$196,076	$412,514	$371,767
Net income attributable to common stockholders	$2,752	$7,646	$4,946
Earnings per share—Basic	$0.06	$0.17	$0.11
Earnings per share—Diluted	$0.06	$0.16	$0.11

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

NOTE D – Restricted Cash

Restricted cash is pledged as collateral when the Company enters into agreements with banks for certain banking facilities. As of June 30, 2013, restricted cash of $9 million, included in prepaid expenses and other, was pledged as collateral for issuance of bank acceptance notes, letters of credit and forward contracts. See Note E for additional information regarding foreign currency forward contracts.

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

Prior to the acquisition, BCD entered into foreign currency forward contracts with various banks located in China. The contracted notional amount for forward contracts is $61 million, of which $39 million was outstanding as of June 30, 2013.

In accordance with certain forward contracts, the Company is required to have on deposit 3% to 5% of the notional amount outstanding and in certain situations the required deposit could be 100% of the notional amount of the outstanding contracts. See Note D for additional information regarding these deposits treated as restricted cash.

All the forward contracts outstanding as of June 30, 2013 will be settled by December 2013. The fair value of the outstanding derivative instruments contracts, classified within Level 2 of the fair value hierarchy, was $2 million and was recognized under other current assets in the condensed consolidated balance sheets. There was minimal valuation gain recognized under other income for the six months ended June 30, 2013.

NOTE F – Inventories

Inventories stated at the lower of cost or market value are as follows (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$69,768	$63,410
Work-in-progress	44,730	30,564
Finished goods	72,288	59,319

Total	$186,786	$153,293

NOTE G – Goodwill and Intangible Assets

Changes in goodwill are as follows (in thousands):

Balance at December 31, 2012	$87,359
Acquisitions	2,192
Currency exchange	(3,318)

Balance at June 30, 2013	$86,233

Intangible assets are as follows (in thousands):

	June 30, 2013	December 31, 2012
Intangible assets subject to amortization:
Gross carrying amount	$86,909	$69,707
Accumulated amortization	(28,369)	(24,161)
Currency exchange	(7,889)	(7,051)

Net value	50,651	38,495

Intangible assets with indefinite lives:
Gross carrying amount	6,403	6,403
Currency exchange	(735)	(561)

Total	5,668	5,842

Total intangible assets, net	$56,319	$44,337

Amortization expense related to intangible assets subject to amortization was approximately $2 million and $1 million for the three months ended June 30, 3013 and 2012, respectively, and approximately $4 million and $2 million for the six months ended June 30, 2013 and 2012, respectively.

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

On March 1, 2013, in connection with the acquisition of BCD, the Company drew down on the Revolver to fund the acquisition and pay for costs associated with the acquisition. As of June 30, 2013, the amount of the outstanding borrowings under the Credit Agreement was approximately $205 million. See Note C for additional information regarding the acquisition of BCD.

NOTE I – Income Tax Provision

Income tax expense of approximately $1 million was recorded for both the three months ended June 30, 2013 and 2012, respectively and income tax expense of approximately $8 million and $2 million was recorded for the six months ended June 30, 2013 and 2012, respectively. This resulted in an effective tax rate of 54% for the six months ended June 30, 2013, as compared to 10% in the same period last year and compared to 16% for the full year of 2012. The estimated annual tax rate for 2013 is expected to be approximately 20%, excluding discrete items. The effective tax rate for the six months ended June 30, 2013 includes a $5 million charge for discrete items, principally related to a tax audit in China. The Company’s effective tax rates for the six months ended June 30, 2013 and 2012, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally from the impact of income in lower-taxed jurisdictions.

For the six months ended June 30, 2013, the Company reported domestic and foreign pre-tax income (loss) of approximately $(13) million and $28 million, respectively. For the six months ended June 30, 2012, the Company reported domestic and foreign pre-tax income (loss) of approximately $(14) million and $29 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries; accordingly, U.S. taxes are not recorded on undistributed foreign earnings.

The impact of tax holidays decreased the Company’s tax expense by approximately $2 million and $4 million for the six months ended June 30, 2013 and 2012, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the six months ended June 30, 2013 was approximately $0.04. The benefit of the tax holidays on both basic and diluted earnings per share for the six months ended June 30, 2012 was approximately $0.08. During 2012, the China government began an audit of the Company’s High and New Technology Enterprise (“HNTE”) status for its largest Chinese subsidiary for 2009-2011 as part of an overall evaluation of the reduced tax rates provided to many high tech companies. This subsidiary has a reduced tax rate of 15%. In April 2013, the Company was notified by the China government that they had completed their tax audit and had concluded that the Company owed additional tax related to tax year 2011 in the amount of $5 million. This subsidiary has been approved for its HNTE status for the tax years 2012-2014.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007. During the second quarter of 2013, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. federal income tax return for the 2010 tax year. The examination is ongoing, and the IRS has not proposed adjustments to any tax positions. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of June 30, 2013, the gross amount of unrecognized tax benefits was approximately $28 million.

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

NOTE J – Share-Based Compensation

The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of sales	$126	$102	$249	$205
Selling and administrative expense	2,877	3,121	5,720	6,247
Research and development expense	301	316	591	632

Total share-based compensation expense	$3,304	$3,539	$6,560	$7,084

Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire ten years after the grant date, and expense was estimated on the date of grant using the Black-Scholes-Merton option pricing model.

In May 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan (“2013 Plan”). Since the approval of the 2013 Plan, all stock options have been granted under the 2013 Plan, and the Company will not grant any further stock options under its 2001 Omnibus Equity Incentive Plan (“2001 Plan”). Stock options under the 2013 Plan expire eight years after the grant date. For additional information on the 2013 Plan, see the Company’s definitive Proxy Statement filed with the SEC on April 19, 2013.

The total net cash proceeds received from stock option exercises during the six months ended June 30, 2013 was approximately $1 million. Stock option expense was approximately $1 million for both the three months ended June 30, 2013 and 2012, and approximately $2 million for both the six months ended June 30, 2013 and 2012.

A summary of the stock option plans is as follows:

Stock Options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	3,713	$17.85	5	$9,744
Granted	186	23.35
Exercised	(192)	7.34		3,072
Forfeited or expired (1)	(417)	20.34

Outstanding at June 30, 2013	3,290	$18.45	5	$26,149

Exercisable at June 30, 2013	2,640	$17.45	4	$23,467

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

As of June 30, 2013, total unrecognized share-based compensation expense related to unvested stock options, net of forfeitures, was approximately $12 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3 years.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

Since the approval of the 2013 Plan, all share grants have been granted under the 2013 Plan, and the Company will not grant any further share grants under its 2001 Plan.

The total fair value of restricted stock awards vested during the six months ended June 30, 2013 was approximately $3 million. Share grant expense for both the three months ended June 30, 2013 and 2012 was approximately $2 million, and share grant expense for both the six months ended June 30, 2013 and 2012 was approximately $5 million.

A summary of the Company’s non-vested share grants is as follows:

Share Grants	Shares (000)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested at January 1, 2013	1164	$20.42	$
Granted	224	23.10
Vested	(129)	20.46		2,636
Forfeited	(26)	20.68

Non-vested at June 30, 2013	1233	$20.94		$25,809

As of June 30, 2013, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $20 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2 years.

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

The Company’s primary operations include the domestic operations in Asia, North America and Europe.

Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended June 30, 2013	Asia	North America	Europe	Consolidated
Total sales	$195,735	$37,253	$39,993	$272,981
Inter-company sales	(18,873)	(18,657)	(21,072)	(58,602)

Net sales	$176,862	$18,596	$18,921	$214,379

Three Months Ended June 30, 2012	Asia	North America	Europe	Consolidated
Total sales	$145,699	$34,071	$45,505	$225,275
Inter-company sales	(23,684)	(15,881)	(26,471)	(66,036)

Net sales	$122,015	$18,190	$19,034	$159,239

As Of And For The Six Months Ended June 30, 2013	Asia	North America	Europe	Consolidated
Total sales	$352,535	$72,061	$77,630	$502,226
Inter-company sales	(34,896)	(35,424)	(40,563)	(110,883)

Net sales	$317,639	$36,637	$37,067	$391,343

Property, plant and equipment	$277,608	$30,579	$23,100	$331,287

Total assets	$837,332	$150,733	$183,509	$1,171,574

As Of And For The Six Months Ended June 30, 2012	Asia	North America	Europe	Consolidated
Total sales	$273,071	$65,802	$84,450	$423,323
Inter-company sales	(40,052)	(31,045)	(48,324)	(119,421)

Net sales	$233,019	$34,757	$36,126	$303,902

Property, plant and equipment	$168,596	$31,127	$27,220	$226,943

Total assets	$517,232	$119,600	$222,961	$859,793

Geographic Information

Revenues were derived from (billed to) customers located in the following countries (in thousands):

	Net Sales for the Three Months Ended June 30,		Percentage of Net Sales
	2013	2012	2013	2012
China	$80,049	$51,658	37%	32%
Taiwan	39,137	31,667	18%	20%
Korea	17,434	11,632	8%	7%
Switzerland	16,763	14,549	8%	10%
Singapore	13,634	6,831	6%	4%
United States	11,819	13,377	6%	8%
U.K.	10,137	7,853	5%	5%
Germany	8,379	6,157	4%	4%
All Others (1)	17,027	15,515	8%	10%

Total	$214,379	$159,239	100%	100%

	Net Sales for the Six Months Ended June 30,		Percentage of Net Sales
	2013	2012	2013	2012
China	$138,432	$100,810	35%	33%
Taiwan	71,411	63,448	18%	21%
Switzerland	31,750	28,062	8%	9%
United States	24,769	28,134	6%	9%
Korea	33,196	21,853	9%	7%
U.K.	18,709	12,978	5%	4%
Singapore	23,100	11,476	6%	5%
Germany	16,712	12,939	4%	4%
All Others (1)	33,264	24,202	9%	8%

Total	$391,343	$303,902	100%	100%

(1)	Represents countries with less than 3% of the total revenues each.

NOTE L – Commitments and Contingencies

Purchase commitments – As of June 30, 2013, the Company had approximately $12 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.

Other commitments – During 2010, the Company entered into an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, the Company agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for surface-mounted component production, assembly and test in Chengdu, China. This is a long-term, multi-year project that will provide additional capacity for the Company as needed. In order to qualify for certain financial incentives, the Company is obligated to contribute approximately $48 million to the joint venture by December 31, 2013. As of June 30, 2013, the Company has contributed approximately $25 million of which $21 million was for capital expenditures.

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

The Company is currently a party to a purported stockholder derivative action in the United States District Court for the District of Delaware, entitled Scherer v. Keh-Shew Lu, Civil Action No. 1:13-cv-00358-UNA (D. Del. filed Mar. 5, 2013), on behalf of the Company against its directors, in which plaintiff alleges that (a) the Board approved awards of stock options to Dr. Keh-Shew Lu, our President and Chief Executive Officer, in 2009, 2010, 2011 and 2012 that exceeded the limitation on the number of shares of the Company’s Common Stock that may be purchased upon the exercise of options granted to any person in any given year under the Company’s 2001 Omnibus Equity Incentive Plan as amended by the stockholders on May 28, 2009; (b) the Company’s disclosures in its 2010, 2011 and 2012 proxy statements regarding the limitation on the number of shares of the Company’s Common Stock that may be purchased upon the exercise of options granted to any person in any given year under the Company’s 2001 Omnibus Equity Incentive Plan as amended by the stockholders on May 28, 2009 were inaccurate; and (c) the Company’s disclosures in its 2010, 2011 and 2012 proxy statements that the grants of stock options to Dr. Lu in 2009, 2010, 2011 and 2012 complied with the terms of the Company’s 2001 Omnibus Equity Incentive Plan as amended by the stockholders on May 28, 2009 were incorrect. The Compensation Committee reviewed the grants of stock options to Dr. Lu in 2009, 2010, 2011 and 2012 (each such annual grant, an “Option Grant”), and approved a Confirmation Agreement, dated April 1, 2013, in which the Company and Dr. Lu agree and confirm that Dr. Lu will assert no claim that any Option Grant in 2009, 2010, 2011 or 2012 provided for the purchase of more than 100,000 shares of the Company’s Common Stock, and that each Option Grant document be deemed amended to reflect the foregoing 100,000 share limitation. On April 3, 2013, defendants and the Company filed answers to the complaint. On May 8, 2013, defendants filed a motion for judgment on the pleadings dismissing the action on the ground that the claims are moot. On June 24, 2013, the Court approved the parties’ stipulation providing for the withdrawal of the motion for judgment on the pleadings and the dismissal of the action as moot upon the filing and adjudication of plaintiff’s motion for an award of attorney’s fees and costs. On July 29, 2013, plaintiff filed a motion for an award of attorneys’ fees and costs. The Company intends to oppose plaintiff’s motion vigorously. No hearing date has been set for this motion.

The Company is also currently a party to a putative securities class action in the United States District Court for the Eastern District of Texas, entitled Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund v. Diodes, Inc., Civil Action No. 6:13-cv-247 (E.D. Tex. filed Mar. 15, 2013), against the Company, Dr. Lu and Richard D. White, in which plaintiff, purportedly on behalf of a class of investors who purchased the Company’s Common Stock between February 9, 2011 and June 9, 2011, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated thereunder in connection with allegedly public statements made during the class period regarding the labor market in China and its impact on the Company’s business and prospects. Pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”), motions for appointment of lead plaintiff are due to be filed by May 14, 2013. Pursuant to the Court’s order dated April 26, 2013, (1) in the event the putative class member ultimately appointed as lead plaintiff wishes to file an amended complaint, lead plaintiff shall do so no later than forty-five (45) days after entry of an order appointing the lead plaintiff; (2) no later than fifteen (15) days after entry of an order appointing the lead plaintiff, lead plaintiff must file a notice with the Court indicating whether it will file an amended complaint; (3) defendants shall file an answer or motion directed to the operative complaint in this action no later than forty-five (45) days after service of an amended complaint or notice of lead plaintiff’s decision not to file an amended complaint, as applicable; and (4) in the event defendants file a motion or motions directed to the operative complaint in this action, (i) lead plaintiff shall file his, her or its opposition, if any, within forty-five (45) days after service of such motion(s) and (ii) defendants shall file their reply, if any, within thirty (30) days after service of lead plaintiff’s opposition. On June 14, 2013, the Court entered an order appointing Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund as lead plaintiff and approved lead plaintiff’s selection of Robbins Geller Rudman & Dowd as lead plaintiff’s counsel and the Ward & Smith Law Firm as lead plaintiff’s liaison counsel. On August 1, 2013, lead plaintiff filed an amended complaint reiterating the same claims for relief against the same defendants as asserted in the original complaint. The deadline for defendants to move against or otherwise respond to the amended complaint is September 16, 2013. Pursuant to the Reform Act, all discovery and other proceedings are stayed pending a ruling on any motion to dismiss. The defendants intend to defend this action vigorously.

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

For the six months ended June 30, 2013, net periodic benefit costs associated with the defined benefit plan were approximately $0 million.

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2012	$124,751
Service cost	154
Interest cost	2,674
Actuarial gain	2,185
Benefits paid	(4,858)
Settlements	237
Currency changes	(8,351)

Benefit obligation at June 30, 2013	$116,792

Change in plan assets:
Fair value of plan assets at December 31, 2012	$106,898
Actual return on plan assets	5,755
Employer contribution	821
Benefits paid	(4,858)
Currency changes	(7,181)

Fair value of plan assets at June 30, 2013	$101,435

Underfunded status at June 30, 2013	$(15,357)

Based on an actuarial study performed as of March 31, 2013, the plan is underfunded and a liability is reflected in the Company’s consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of June 30, 2013 was 4.9%.

The following are weighted-average assumptions were used to determine net periodic benefit costs for the six months ended June 30, 2013:

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

Deferred Compensation

The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At June 30, 2013, these investments totaled approximately $3 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE N – Related Parties

The Company conducts business with two related companies, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”) and Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). LSC owned approximately 18% of the Company’s outstanding Common Stock as of June 30, 2013. Keylink is the Company’s 5% joint venture partner in two of the Company’s Shanghai manufacturing facilities.

The Audit Committee of the Company’s Board reviews all related party arrangements for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time.

Lite-On Semiconductor Corporation – During both the six months ended June 30, 2013 and 2012, the Company sold products to LSC totaling approximately 0% of the Company’s net sales. For the six months ended June 30, 2013 and 2012, approximately 2% and 3%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC one of the Company’s largest suppliers.

Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$296	$274	$399	$321
Purchases	$9,650	$9,001	$17,159	$16,419

Keylink International (B.V.I.) Inc. – During the six months ended June 30, 2013 and 2012, the Company sold products to Keylink totaling approximately 1% and 3% of the Company’s net sales, respectively. For the six months ended June 30, 2013 and 2012, approximately 0% and 1%, respectively, of the Company’s net sales were from semiconductor products purchased from Keylink for subsequent sale. In addition, two of the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (including, but not limited to, metal plating and environmental services) to Keylink. The Company also pays a consulting fee to Keylink. The aggregate amounts for these services for the six months ended June 30, 2013 and 2012 were approximately $9 million and $8 million, respectively.

Net sales to, and purchases from, Keylink are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$1,561	$4,971	$5,209	$9,443
Purchases	$2,138	$2,323	$3,666	$4,127

Accounts receivable from, and accounts payable to, LSC and Keylink are as follows (in thousands):

	June 30, 2013	December 31, 2012
Accounts receivable
LSC	$293	$204
Keylink	6,235	10,457

	$6,528	$10,661

Accounts payable
LSC	$7,531	$5,308
Keylink	5,555	5,095

	$13,086	$10,403

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Highlights

•

Net sales for the three months ended June 30, 2013 was $214 million, an increase of $55 million, or 35%, over the same period last year, and a sequential increase of 21% compared to the $177 million in the first quarter of 2013;

•	Net sales for the six months ended June 30, 2013 was $391 million, an increase of $87 million, or 29%, over the same period last year.

•

Gross profit for the three months ended June 30, 2013 was $61 million, an increase of $20 million, or 49%, over the same period last year, and a sequential increase of 33% compared to the $46 million in the first quarter of 2013;

•	Gross profit for the six months ended June 30, 2013 was $107 million, an increase of $33 million, or 44%, over the same period last year;

•	Gross profit margin for the three months ended June 30, 2013 was 29%, compared to 26% in the same period last year, and 26% in the first quarter of 2013;

•	Gross profit margin for the six months ended June 30, 2013 was 27%, compared to 25% in the same period last year;

•	Income taxes for the six months ended June 30, 2013 was $8 million and included $5 million of tax expense regarding a tax audit by the China tax authorities;

•

Net income attributable to common stockholders for the three months ended June 30, 2013 was $9 million, or $0.18 per diluted share, compared to net income attributable to common stockholders of $7 million, or $0.14 per diluted share, in the same period last year, and net loss attributable to common stockholders of ($2) million, or ($0.04) per diluted share, in the first quarter of 2013;

•

Net income attributable to common stockholders for the six months ended June 30, 2013 was $7 million, or $0.14 per diluted share, compared to net income attributable to common stockholders of $12 million, or $0.25 per diluted share, in the same period last year;

•	Cash flows from operating activities was $61 million for the six months ended June 30, 2013; and

•

Completed the acquisition of BCD Semiconductor Manufacturing Limited (“BCD”) during the first quarter of 2013, which the purchase price accounting adjustments, of which impacted net income attributable to common stockholders for the six months ended June 20, 2013.

Overview

We are a leading global manufacturer and supplier of high-quality, application specific standard products within the broad discrete, logic and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets. Our products are sold primarily throughout Asia, North America and Europe.

We design, manufacture and market semiconductors for diverse end-use applications. Semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device. We believe that our focus on standard semiconductor products provides us with a meaningful competitive advantage relative to other semiconductor companies.

First Two Quarters of 2013

For the first quarter of 2013, we achieved record quarterly revenue despite the typical seasonal softness in the quarter and the slowdown at certain key original equipment manufacturers. Our sequential revenue growth was due to the result of our continued design win momentum, as well as one month of revenue contribution from our acquisition of BCD. In addition, gross profit margin improved sequentially due to revenue increases in the higher margin regions of North America and Europe, but the improvements were offset by purchase price accounting adjustments in connection with the acquisition of BCD. Margins also benefited from a better than expected manufacturing recovery following the Chinese New Year holiday, lower gold prices and a more favorable product mix. Also during the quarter, we finalized our acquisition of BCD and this transaction, excluding purchase price accounting adjustments, was immediately accretive to earnings.

For the second quarter of 2013, our past design win momentum and new product initiatives, combined with our first full quarter of revenue contribution from BCD, contributed to the achievement of record quarterly revenue and increased market share despite the slowdown at certain major OEM customers and continued weakness in the PC market. During the quarter we were also able to improve our gross margin, which includes the BCD inventory valuation adjustment, due to improved product mix, lower gold prices, copper wire conversion, as well as our cost reduction efforts. Furthermore, the integration of BCD has been progressing as we move ahead of schedule in transferring BCD products into our Shanghai packaging facilities. As a result of these collective factors, we reported solid earnings growth and generated strong cash flow for the quarter.

Business Acquisition

On March 5, 2013, we completed the acquisition of BCD for an aggregate consideration of approximately $155 million, excluding acquisition costs, fees and expenses. In addition, a $5 million retention plan for employees of BCD, payable at the 12, 18 and 24 month anniversaries of the acquisition, has been established. The acquisition was funded by drawings on our bank credit facilities. The results of operations of BCD have been included in the consolidated financial statements from March 1, 2013. The purpose of this acquisition is to further our strategy of expanding our market and growth opportunities through select strategic acquisitions. We expect this acquisition to enhance our analog product portfolio by expanding our standard linear and power management offerings, including AC/DC and DC/DC solutions for power adapters and chargers, as well as other electronic products. BCD’s established presence in Asia, with a particularly strong local market position in China, offers us even greater penetration of the consumer, computing and communications markets. Likewise, we believe we can achieve increased market penetration for BCD’s products by leveraging our global customer base and sales channels. In addition, BCD has in-house manufacturing capabilities in China, as well as a cost-effective development team, that can be deployed across multiple product families. We also believe we will be able to apply our packaging capabilities and expertise to BCD’s products in order to improve cost efficiencies, utilization and product mix. See Note C of the Notes to Condensed Consolidated Financial Statements for additional information regarding the acquisition of BCD.

Business Outlook

We expect to achieve further progress in the third quarter as we continue to successfully execute on our business model. For the third quarter of 2013, we expect continued revenue growth with revenue ranging between $220 million and $230 million, or up 3% to 7% sequentially. We expect gross margin to be 30.3%, plus or minus 2%. The BCD preliminary purchase price accounting adjustments in cost of goods sold were completed in the second quarter. Included in the third quarter gross margin guidance is the impact of a disruption in manufacturing operations in one of our Shanghai wafer fabrication facilities due to an incident in our landlord’s power station that caused a power outage to the wafer fabrication facility. The power outage occurred on July 26, 2013 causing some work-in-progress inventory to be scrapped and approximately one-half month of output to be lost. Full power has been restored to the manufacturing operations. Operating expenses are expected to be 22.5% of revenue, plus or minus 1%. We expect our income tax rate to range between 18% and 24%, and shares used to calculate earnings per share for the third quarter are anticipated to be approximately 48.3 million.

Factors Relevant to Our Results of Operations

The following has affected, and, we believe, will continue to affect, our results of operations:

•

Net sales for the six months ended June 30, 2013 was $391 million, compared to $304 million in the same period last year. This increase in net sales mainly reflects the inclusion of four months of BCD revenue, an increase in units sold and an increase in average selling price (“ASP”).

•

Our gross profit margin was 27% for the six months ended June 30, 2013, compared to 25% in the same period last year. Our gross margin percentage increased over the same period last year due primarily to lower gold prices, improved product mix, copper wire conversion and cost reduction efforts. Future gross profit margins will depend primarily on market prices, our product mix, manufacturing cost savings, and the demand for our products.

•

For the six months ended June 30, 2013, our capital expenditures, excluding capital expenditures related to our investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”), were approximately 5% of our net sales, which is lower than our historical 10% to 12% of net sales model. For the remainder of 2013, we expect capital expenditures, excluding capital expenditures related to our investment agreement, to be lower than our historical model and range between 5% and 9%.

•

For the six months ended June 30, 2013 and 2012, the percentage of our net sales derived from our Asian subsidiaries was 81% and 77%, respectively. Europe accounted for approximately 10% of our revenues for the six months ended June 30, 2013, compared to 12% in the same period last year. In addition, North America accounted for approximately 9% of our revenues for the six months ended June 30, 2013, compared to 11% in the same period last year.

•

As of June 30, 2013, we had invested approximately $548 million in our manufacturing facilities in Asia, including through acquisitions. For the six months ended June 30, 2013, we invested approximately $18 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on, among other factors, product demand and new product developments.

•

For the six months ended June 30, 2013, our original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for approximately 33% of our net sales, while our global network of distributors accounted for approximately 67% of our net sales. Compared to prior years, the percentage of net sales to our global network of distributors has increased mainly due to the fact that the majority of BCD net sales are to distributors.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following table sets forth the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar Increase
	Three Months Ended June 30,		(Decrease)
	2013	2012	‘12 to ‘13
Net sales	100%	100%	35
Cost of goods sold	(71)	(74)	30

Gross profit	29	26	49
Operating expenses	(24)	(21)	56

Income from operations	5	5	23
Other income (expense)	—	—	10

Income before income taxes and noncontrolling interest	5	5	23
Income tax provision	(1)	(1)	72

Net income	4	4	17
Net income attributable to noncontrolling interest	—	—	(61)

Net income attributable to common stockholders	4	4	30

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2013, compared to the three months ended June 30, 2012. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2013	2012
Net Sales	$214,379	$159,239

Net sales increased approximately $55 million for the three months ended June 30, 2013, compared to the same period last year. The 35% increase in net sales represented a 43% increase in units sold, partially offset by a 6% decrease in ASP. The revenue increase for the three months ended June 30, 2013 was mainly attributable to the inclusion of a full quarter of BCD revenue.

	2013	2012
Cost of goods sold	$153,086	$118,211
Gross profit	$61,293	$41,028
Gross profit margin	29%	26%

Cost of goods sold increased approximately $35 million, or 30%, for the three months ended June 30, 2013, compared to the same period last year. As a percent of sales, cost of goods sold decreased to 71% for the three months ended June 30, 2013, compared to 74% in the same period last year, and our average unit cost (“AUP”) decreased by 9%.

For the three months ended June 30, 2013, gross profit increased by approximately $20 million, or 49%, compared to the same period last year. Gross margin increased to 29% for the three months ended June 30, 2013, compared to 26% for the same period last year. This increase is mainly due to lower gold prices, improved product mix, copper wire conversion and cost reduction efforts.

	2013	2012
Operating expenses	$51,055	$32,724

Operating expenses for the three months ended June 30, 2013 increased approximately $18 million compared to the same period last year. Of the components within operating expenses, selling, general and administrative expenses (“SG&A”) increased approximately $10 million, and research and development expenses (“R&D”) increased approximately $4 million. SG&A, as a percentage of sales, was 16% for the three months ended June 30, 2013 and 2012. R&D, as a percentage of sales, was 6% for the three months ended June 30, 2013, compared to 5% for the same period last year. Both SG&A and R&D for the three months ended June 30, 2013 increased due primarily to the acquisition of BCD, the acquisition of Eris Technology Corporation in the third quarter of 2012 and the acquisition of Power Analog Microelectronics, Inc. in the fourth quarter of 2012. Also included in operating expenses for the three months ended June 30, 2013 was an increase of approximately $1 million for amortization of acquisition related intangibles due to recent acquisitions, compared to the same period last year.

	2013	2012
Other income	$277	$251

Other income for both the three months ended June 30, 2013 and 2012 was less than $1 million. For the three months ended June 30, 2013, other income included approximately $2 million of foreign currency gains and interest income, which was offset in part by interest expense due to the increase in long-term debt incurred in connection with the BCD acquisition.

	2013	2012
Income tax provision	$1,475	$856

We recognized income tax expense of approximately $1 million for the three months ended June 30, 2013 and 2012. The effective tax rate is 14% for the three months ended June 30, 2013, compared to 10% in the same period last year. Our effective tax rates for the three months ended June 30, 2013 and 2012, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally from the impact of income in lower-taxed jurisdictions.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

The following table sets forth the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar Increase
	Six Months Ended June 30,		(Decrease)
	2013	2012	‘12 to ‘13
Net sales	100%	100%	29
Cost of goods sold	(73)	(75)	24

Gross profit	27	25	44
Operating expenses	(23)	(20)	53

Income from operations	4	5	2
Other income (expense)	—	—	(15)

Income before income taxes and noncontrolling interest	4	5	—
Income tax provision	(2)	(1)	446

Net income	2	4	(49)
Net income attributable to noncontrolling interest	—	—	(97)

Net income attributable to common stockholders	2	4	(42)

The following discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2013	2012
Net Sales	$391,343	$303,902

Net sales increased approximately $87 million for the six months ended June 30, 2013, compared to the same period last year. The 29% increase in net sales represented an approximately 4% increase in ASP and a 24% increase in units sold. The revenue increase for the six months ended June 30, 2013 was mainly attributable to the inclusion of four months of BCD revenue.

	2013	2012
Cost of goods sold	$283,867	$229,168
Gross profit	$107,476	$74,734
Gross profit margin	27%	25%

Cost of goods sold increased approximately $55 million, or 24%, for the six months ended June 30, 2013, compared to the same period last year. As a percent of sales, cost of goods sold decreased to 73% for the six months ended June 30, 2013, compared to 75% in the same period last year, and AUP remained relatively flat.

For the six months ended June 30, 2013, gross profit increased by approximately $33 million, or 44%, compared to the same period last year. Gross margin increased to 27% for the six months ended June 30, 2013, compared to 25% for the same period last year. This increase is mainly due to lower gold prices, improved product mix, copper wire conversion and cost reduction efforts.

	2013	2012
Operating expenses	$93,462	$60,930

Operating expenses for the six months ended June 30, 2013 increased approximately $33 million compared to the same period last year. Of the components within operating expenses, SG&A increased approximately $19 million, and R&D increased approximately $7 million. SG&A, as a percentage of sales, increased to 17% for the six months ended June 30, 2013, compared to 15% in the same period last year, and R&D, as a percentage of sales, increased to 6% for the six months ended June 30, 2013, compared to 5% in the same period last year. Both SG&A and R&D for the six months ended June 30, 2013 increased due primarily to the acquisition of BCD, the acquisition of Eris Technology Corporation in the third quarter of 2012 and the acquisition of Power Analog Microelectronics, Inc. in the fourth quarter of 2012. Also included in operating expenses for the six months ended June 30, 2013 was an increase of approximately $2 million for amortization of acquisition related intangibles due to recent acquisitions, compared to the same period last year. In addition, included in other operating expenses for six months ended June 30, 2012 is a gain of approximately $4 million on the sale of assets.

	2013	2012
Other income	$798	$938

Other income for both the six months ended June 30, 2013 and 2012 was less than $1 million. Other income for the six months ended June 30, 2013 included approximately $3 million of foreign currency gains and interest income, which was offset in part by interest expense due to the increase in long-term debt incurred in connection with the BCD acquisition. Other income for the six months ended June 30, 2012 included approximately $1 million of foreign currency gains.

	2013	2012
Income tax provision	$8,049	$1,474

We recognized income tax expense of approximately $8 million for the six months ended June 30, 2013, compared to approximately $1 million in the same period last year. The estimated effective tax rate is approximately 54% for the six months ended June 30, 2013, compared to approximately 10% in the same period last year. Income tax expense for the six months ended June 30, 2013 was impacted by $5 million additional tax expense in regard to a tax audit by the China tax authorities. Our effective tax rates for the six months ended June 30, 2013 and 2012, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally from the impact of income in lower-taxed jurisdictions.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. credit agreement consisting of a $300 million revolving senior credit facility (the “Revolver”), which includes a $10 million swing line sublimit, a $10 million letter of credit sublimit, and a $20 million alternative currency sublimit. The Revolver matures on January 8, 2018, and as of June 30, 2013, approximately $205 million was outstanding. In addition, we have foreign credit facilities with borrowing capacities of approximately $149 million with $5 million in outstanding borrowings and no borrowings used for import and export guarantees and bank acceptance notes. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2012 and June 30, 2013 our working capital was $378 million and $467 million, respectively. Our working capital increased in the first six months of 2013 primarily due to the consolidation of BCD’s net assets as a result of the acquisition. We expect cash generated by our operations together with existing cash, cash equivalents and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

During 2010, we entered into an investment agreement with the Management Committee of the CDHT. Under this agreement, we agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for surface-mounted component production, assembly and test in Chengdu, China. This is a long-term, multi-year project that will provide additional capacity for us as needed. In order to qualify for certain financial incentives, we are obligated to contribute at least $48 million to the joint venture by December 31, 2013. As of June 30, 2013, we have contributed approximately $25 million, of which $21 million has been invested in capital expenditures and expect to contribute the full $48 million on or before December 31, 2013.

Capital expenditures for the six months ended June 30, 2013 and 2012 were $21 million and $31 million, respectively, which includes $2 million and $10 million, respectively, of capital expenditures related to the investment agreement with the Management Committee of the CDHT. Capital expenditures, excluding capital expenditures related to the investment agreement, in the first six months of 2013 were approximately 5% of our net sales and were primarily related to the expansion of our Shanghai sales and design office.

On March 5, 2013 we completed the acquisition of BCD for an aggregate consideration of approximately $155 million, excluding acquisition costs, fees and expenses. In addition, a $5 million retention plan for employees of BCD, payable at the 12, 18 and 24 month anniversaries of the acquisition, has been established. The acquisition was funded by drawings on our bank credit facility. As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire product lines or companies in order to enhance our portfolio and accelerate our new offerings, which could have a material impact on liquidity and require us to draw down on our credit facilities or increase our borrowings and limits. See Note C of the “Notes to Consolidated Condensed Financial Statements” of this Quarterly Report for additional information about the acquisition of BCD and Part I, Item 1 of our Annual Report for additional information about our strategy.

Prior to the acquisition, BCD entered into foreign currency forward contracts with various banks located in China. The contracted notional amount for forward contracts is $61 million, of which $39 million was outstanding as of June 30, 2013. In accordance with certain forward contracts, we are required to have on deposit 3% to 5% of the notional amount outstanding and in certain situations the required deposit could be 100% of the notional amount of the outstanding contracts. Restricted cash is pledged as collateral when we enter into agreements with banks for certain banking facilities. As of June 30, 2013, restricted cash of $9 million was pledged as collateral for issuance of bank acceptance notes, letters of credit and foreign currency forward contracts. See Notes C and D of the “Notes to Consolidated Condensed Financial Statements” of this Quarterly Report for additional information about our restricted cash and foreign currency forward contracts.

Discussion of Cash Flow

Cash and cash equivalents increased from $157 million at December 31, 2012 to $214 million at June 30, 2013 primarily from cash provided by operating and financing activities, offset in part by cash used by investing activities.

A summary of the consolidated condensed statements of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2013	2012	Change
Net cash provided by operating activities	$61,173	$30,271	$30,902
Net cash used by investing activities	(144,957)	(25,705)	(119,252)
Net cash provided by financing activities	143,240	33,911	109,329
Effect of exchange rates on cash and cash equivalents	(3,031)	306	(3,337)

Net increase in cash and cash equivalents	$56,425	$38,783	$17,642

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was $61 million, resulting primarily from $7 million of net income, $36 million in depreciation and amortization, $7 million of non-cash share-based compensation expense and change in assets and liabilities. Net cash provided by operating activities was $30 million for the same period last year, resulting primarily from $13 million of net income, $31 million in depreciation and amortization and an increase in account payable, offset partially by an increase in accounts receivable.

Investing Activities

Net cash used by investing activities was $145 million for the six months ended June 30, 2013, compared to net cash used by investing activities of $26 million for the same period last year. This increase in net cash used was due primarily to approximately $125 million for the acquisition of BCD, net of cash acquired for the six months ended June 30, 2013.

Financing Activities

Net cash provided by financing activities was $143 million for the six months ended June 30, 2013, compared to net cash provided by financing activities of $34 million in the same period last year. Net cash provided by in 2013 was due primarily to a $180 million draw down on the Credit Agreement, offset by repayments on lines of credit. The net cash provided by in 2012 was due primarily to a $40 million draw down on our term loan, which was partially offset by the repayment on lines of credit of $8 million.

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

Contractual Obligations

There have been no material changes in any of our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 27, 2013, except for an increase in long-term debt as of June 30, 2013, due to the draw down of our Credit Agreement to pay for the acquisition of BCD. In addition, operating leases increased $5 million to $23 million in connection with the acquisition of BCD. See Note H of the Notes to Condensed Consolidated Financial Statements for additional information regarding the draw down on our Revolver.

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

We are currently a party to a purported stockholder derivative action in the United States District Court for the District of Delaware, entitled Scherer v. Keh-Shew Lu, Civil Action No. 1:13-cv-00358-UNA (D. Del. filed Mar. 5, 2013), on behalf of the Company against its directors, in which plaintiff alleges that (a) the Board approved awards of stock options to Dr. Keh-Shew Lu, our President and Chief Executive Officer, in 2009, 2010, 2011 and 2012 that exceeded the limitation on the number of shares of the Company’s Common Stock that may be purchased upon the exercise of options granted to any person in any given year under the Company’s 2001 Omnibus Equity Incentive Plan as amended by the stockholders on May 28, 2009; (b) the Company’s disclosures in its 2010, 2011 and 2012 proxy statements regarding the limitation on the number of shares of the Company’s Common Stock that may be purchased upon the exercise of options granted to any person in any given year under the Company’s 2001 Omnibus Equity Incentive Plan as amended by the stockholders on May 28, 2009 were inaccurate; and (c) the Company’s disclosures in its 2010, 2011 and 2012 proxy statements that the grants of stock options to Dr. Lu in 2009, 2010, 2011 and 2012 complied with the terms of the Company’s 2001 Omnibus Equity Incentive Plan as amended by the stockholders on May 28, 2009 were incorrect. The Compensation Committee reviewed the grants of stock options to Dr. Lu in 2009, 2010, 2011 and 2012 (each such annual grant, an “Option Grant”), and approved a Confirmation Agreement, dated April 1, 2013, in which the Company and Dr. Lu agree and confirm that Dr. Lu will assert no claim that any Option Grant in 2009, 2010, 2011 or 2012 provided for the purchase of more than 100,000 shares of the Company’s Common Stock, and that each Option Grant document be deemed amended to reflect the foregoing 100,000 share limitation. On April 3, 2013, defendants and the Company filed answers to the complaint. On May 8, 2013, defendants filed a motion for judgment on the pleadings dismissing the action on the ground that the claims are moot. On June 24, 2013, the Court approved the parties’ stipulation providing for the withdrawal of the motion for judgment on the pleadings and the dismissal of the action as moot upon the filing and adjudication of plaintiff’s motion for an award of attorney’s fees and costs. On July 29, 2013, plaintiff filed a motion for an award of attorneys’ fees and costs. The Company intends to oppose plaintiff’s motion vigorously. No hearing date has been set for this motion.

While the directors intend to defend this lawsuit vigorously and presently believe that the ultimate outcome of this legal proceeding will not have any material adverse effect on the Company’s financial position, cash flows or overall results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include a substantial award of attorney’s fees and costs. Were such an unfavorable ruling against the directors to occur, there exists the possibility of a material adverse impact on our business or results of operations for the period in which the ruling occurs or future periods.

We are also currently a party to a putative securities class action in the United States District Court for the Eastern District of Texas, entitled Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund v. Diodes, Inc., Civil Action No. 6:13-cv-247 (E.D. Tex. filed Mar. 15, 2013), against the Company, Dr. Lu and Richard D. White, in which plaintiff, purportedly on behalf of a class of investors who purchased the Company’s Common Stock between February 9, 2011 and June 9, 2011, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated thereunder in connection with allegedly public statements made during the class period regarding the labor market in China and its impact on the Company’s business and prospects. Pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”), motions for appointment of lead plaintiff are due to be filed by May 14, 2013. Pursuant to the Court’s order dated April 26, 2013, (1) in the event the putative class member ultimately appointed as lead plaintiff wishes to file an amended complaint, lead plaintiff shall do so no later than forty-five (45) days after entry of an order appointing the lead plaintiff; (2) no later than fifteen (15) days after entry of an order appointing the lead plaintiff, lead plaintiff must file a notice with the Court indicating whether it will file an amended complaint; (3) defendants shall file an answer or motion directed to the operative complaint in this action no later than forty-five (45) days after service of an amended complaint or notice of lead plaintiff’s decision not to file an amended complaint, as applicable; and (4) in the event defendants file a motion or motions directed to the operative complaint in this action, (i) lead plaintiff shall file his, her or its opposition, if any, within forty five (45) days after service of such motion(s) and (ii) defendants shall file their reply, if any, within thirty (30) days after service of lead plaintiff’s opposition. On June 14, 2013, the Court entered an order appointing Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund as lead plaintiff and approved lead plaintiff’s selection of Robbins Geller Rudman & Dowd as lead plaintiff’s counsel and the Ward & Smith Law Firm as lead plaintiff’s liaison counsel. On August 1, 2013, lead plaintiff filed an amended complaint reiterating the same claims for relief against the same defendants as asserted in the original complaint. The deadline for defendants to move against or otherwise respond to the amended complaint is September 16, 2013. Pursuant to the Reform Act, all discovery and other proceedings are stayed pending a ruling on any motion to dismiss. The defendants intend to defend this action vigorously.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no repurchases of our Common Stock during the second quarter of 2013.

Item 3.	Defaults Upon Senior Securities

There are no matters to be reported under this heading.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

There are no matters to be reported under this heading.

Item 6.	Exhibits

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation, as amended	10-Q	May 10, 2013	3.1

3.2	Amended By-laws of the Company as of May 21, 2013	8-K	May 24, 2013	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

10.1	Construction Design Consulting Assignment Agreement Supplemental Agreement between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation.				X

10.2	Procurement Agreement, dated May 3, 2013, between Diodes Taiwan Inc. and Lite-On Technology Corporation.				X

10.3	Share Transfer Memorandum of Understanding, date June 18, 2013, among Diodes Incorporated, Chengdu Ya Guang Electronic Engineering Factory, and Zetex Chengdu Electronics Limitd.				X

10.4	Confirmation Agreement, dated April 1, 2013, by and between Diodes Incorporated and Dr. Keh-Shew Lu	8-K	April 3, 2013	99.1

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document				X

101.SCH**	XBRL Taxonomy Extension Schema				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

*	A certification furnished pursuant to Item 601 of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

DIODES INCORPORATED (Registrant)

By: /s/ Richard D. White	August 8, 2013
RICHARD D. WHITE
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)