Form 10-Q
period 2013-09-30
DIODES INC /DEL/
filed 2013-11-12
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s Common Stock outstanding as of November 7, 2013 was 46,659,598.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$204,214	$157,121
Short-term investments	21,690	—
Accounts receivable, net	191,792	152,073
Inventories	194,320	153,293
Deferred income taxes, current	11,508	9,995
Prepaid expenses and other	48,741	18,928

Total current assets	672,265	491,410

PROPERTY, PLANT AND EQUIPMENT, net	328,802	243,296
DEFERRED INCOME TAXES, non-current	32,234	36,819
OTHER ASSETS
Goodwill	89,330	87,359
Intangible assets, net	55,284	44,337
Other	24,205	16,842

Total assets	$1,202,120	$920,063

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (cont’)

LIABILITIES AND EQUITY

(In thousands, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
CURRENT LIABILITIES
Lines of credit	$5,499	$7,629
Accounts payable	106,622	64,072
Accrued liabilities	69,893	41,139
Income tax payable	1,322	678

Total current liabilities	183,336	113,518

LONG-TERM DEBT, net of current portion	202,115	44,131
OTHER LONG-TERM LIABILITIES	63,332	41,974

Total liabilities	448,783	199,623

COMMITMENTS AND CONTINGENCIES
EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock—par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—par value $0.66 2/3 per share; 70,000,000 shares authorized; 46,639,997 and 46,010,815 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	31,093	30,674
Additional paid-in capital	292,505	280,571
Retained earnings	420,124	399,796
Accumulated other comprehensive loss	(32,807)	(33,856)

Total Diodes Incorporated stockholders’ equity	710,915	677,185
Noncontrolling interest	42,422	43,255

Total equity	753,337	720,440

Total liabilities and equity	$1,202,120	$920,063

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET SALES	$224,510	$166,617	$615,853	$470,519
COST OF GOODS SOLD	154,951	123,012	438,818	352,180

Gross profit	69,559	43,605	177,035	118,339
OPERATING EXPENSES
Selling, general and administrative	33,810	25,796	99,266	72,702
Research and development	13,611	9,084	35,836	24,466
Other operating (income) expenses	1,876	1,203	7,657	(155)

Total operating expenses	49,297	36,083	142,759	97,013

Income from operations	20,262	7,522	34,276	21,326
OTHER INCOME (EXPENSES)	(2,768)	1,923	(1,970)	2,861

Income before income taxes and noncontrolling interest	17,494	9,445	32,306	24,187
INCOME TAX PROVISION	3,604	509	11,653	1,983

NET INCOME	13,890	8,936	20,653	22,204
Less: NET INCOME attributable to noncontrolling interest	(271)	(383)	(325)	(2,127)

NET INCOME attributable to common stockholders	$13,619	$8,553	$20,328	$20,077

EARNINGS PER SHARE attributable to common stockholders
Basic	$0.29	$0.19	$0.44	$0.44

Diluted	$0.28	$0.18	$0.43	$0.43

Number of shares used in computation
Basic	46,605	45,997	46,260	45,702

Diluted	48,023	46,995	47,584	46,901

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$13,890	$8,936	$20,653	$22,204
Translation adjustment	11,983	4,873	3,588	5,277
Unrealized gain (loss) on defined benefit plan, net of tax	(3,687)	375	(2,506)	(3,588)

Comprehensive income	22,186	14,184	21,735	23,893
Less: Comprehensive income attributable to noncontrolling interest	(271)	(383)	(325)	(2,127)

Total comprehensive income attributable to common stockholders	$21,915	$13,801	$21,410	$21,766

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES	$77,834	$47,866

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	(124,916)	(4,653)
Decrease in restricted cash	6,949	—
Purchases of property, plant and equipment	(30,780)	(42,889)
Purchases of equity securities	(5,563)	(3,413)
Purchases of short-term investments	(21,690)	—
Proceeds from sale of equity securities	7,458	—
Proceeds from sale of property, plant and equipment	58	1,966
Proceeds from sale of intangibles	—	2,122
Other	(958)	185

Net cash used by investing activities	(169,442)	(46,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	10,196	2,629
Repayments on lines of credit	(30,029)	(8,000)
Borrowings of long-term debt	181,000	70,000
Repayments of long-term debt	(22,849)	(30,317)
Net proceeds from issuance of common stock	2,300	1,306
Other	(3,927)	(219)

Net cash provided by financing activities	136,691	35,399

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,010	2,173

INCREASE IN CASH AND CASH EQUIVALENTS	47,093	38,756
CASH AND CASH EQUIVALENTS, beginning of period	157,121	129,510

CASH AND CASH EQUIVALENTS, end of period	$204,214	$168,266

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$2,656	$(5,963)
Acquisition:
Fair value of assets acquired	$247,012	$—
Liabilities assumed	(92,277)	—
Cash acquired	(29,819)	—

Net assets acquired	$124,916	$—

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2013. The consolidated condensed financial data at December 31, 2012 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

In July 2013, the FASB, issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance affects presentation only and, therefore, it is not expected to have a material impact on the Company’s consolidated financial results.

NOTE B – Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	46,605	45,997	46,260	45,702
Net income attributable to common stockholders	$13,619	$8,553	$20,328	$20,077

Earnings per share attributable to common stockholders	$0.29	$0.19	$0.44	$0.44

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	46,605	45,997	46,260	45,702
Add: Assumed exercise of stock options and stock awards	1,418	998	1,324	1,199

	48,023	46,995	47,584	46,901
Net income attributable to common stockholders	$13,619	$8,553	$20,328	$20,077

Earnings per share attributable to common stockholders	$0.28	$0.18	$0.43	$0.43

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

The results of operations of BCD have been included in the consolidated financial statements from March 1, 2013. The consolidated revenue and earnings of BCD for the period ended September 30, 2013 were approximately $110 million and $3 million, respectively, which include purchase price accounting adjustments. The Company’s purpose in making this acquisition is to further its strategy of expanding its market and growth opportunities through select strategic acquisitions. This acquisition is expected to enhance the Company’s analog product portfolio by expanding its standard linear and power management offerings, including AC/DC and DC/DC solutions for power adapters and chargers, as well as other electronic products. BCD’s established presence in Asia, with a particularly strong local market position in China, offers the Company even greater penetration of the consumer, computing and communications markets. Likewise, the Company believes it can achieve increased market penetration for BCD’s products by leveraging the Company’s own global customer base and sales channels. In addition, BCD has in-house manufacturing capabilities in China, as well as a cost-effective development team that can be deployed across multiple product families. The Company also believes it will be able to apply its packaging capabilities and expertise to BCD’s products in order to improve cost efficiencies, utilization and product mix.

Under the accounting guidance for step acquisitions, the Company is required to record all assets acquired and liabilities assumed at fair value, and recognize goodwill of the acquired business. The step acquisition guidelines also require that the Company remeasure its preexisting investment in BCD at fair value, and recognize any gains or losses from such remeasurement. The fair value of the Company’s interest immediately before the closing date was $7 million, which resulted in the Company recognizing a non-cash gain of approximately $4 million within other income (expense) for the nine months ended September 31, 2013. The shares of BCD common stock were valued under the fair value hierarchy as a Level 1 Input.

The following summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

	March 1, 2013 purchase price allocation	Changes in purchase price allocation recorded during third quarter of 2013	Revised March 1, 2013 purchase price allocation
Assets acquired:
Cash and cash equivalents	$29,819	$—	$29,819
Accounts receivable, net	20,862	—	20,862
Inventory	42,909	—	42,909
Prepaid expenses and other current assets	27,205	—	27,205
Property, plant and equipment, net	99,716	(326)	99,390
Deferred tax assets	1,612	—	1,612
Other long-term assets	5,497	—	5,497
Other intangible assets	17,200	—	17,200
Goodwill	2,192	326	2,518

Total assets acquired	$247,012	$—	$247,012

Liabilities assumed:
Lines of credit	$17,336	$—	$17,336
Accounts payable	34,758	—	34,758
Accrued liabilities and other	16,703	—	16,703
Deferred tax liability	5,055	—	5,055
Other liabilities	18,425	—	18,425

Total liabilities assumed	92,277	—	92,277

Total net assets acquired, net of cash acquired	$154,735	$—	$154,735

The fair value of the significant identified intangible assets was estimated by using the market approach, income approach and cost approach valuation methodologies. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. The total amount of intangible assets acquired subject to amortization expense is $17 million, which has a residual value of zero and weighted-average amortization period of 6 years. Goodwill arising from the acquisition is attributable to future income from new customer contracts, synergy of combined operations, the acquired workforce and future technology that has yet to be designed or even conceived. In addition, it is not anticipated that goodwill will be deductible for income tax purposes.

The Company estimated the fair value of acquired receivables to be $21 million with a gross contractual amount of $21million. The Company expects to collect substantially all of the acquired receivables. The Company evaluated and adjusted the acquired inventory for a reasonable profit allowance, which is intended to permit the Company to report only the profits normally associated with its activities following the acquisition as it relates to the work-in-progress and finished goods inventory. As such, the Company increased the inventory acquired from BCD by approximately $5 million, and recorded that increase into cost of goods sold, of which approximately $2 million was recorded in the first quarter of 2013 and $3 million was recorded in the second quarter of 2013 as the acquired work-in-progress and finished goods inventory was sold.

The following unaudited pro forma consolidated results of operations for the quarters ended September 30, 2013 and 2012 have been prepared as if the acquisition of BCD had occurred at January 1, 2012, for each year. (unaudited; in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2013	2012
Net revenues	$204,639	$636,954	$576,406
Net income attributable to common stockholders	$8,768	$21,039	$13,714
Earnings per share—Basic	$0.19	$0.45	$0.30
Earnings per share—Diluted	$0.19	$0.44	$0.29

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

NOTE D – Restricted Cash

Restricted cash is pledged as collateral when the Company enters into agreements with banks for certain banking facilities. As of September 30, 2013, restricted cash of $5 million, included in prepaid expenses and other, was pledged as collateral for issuance of bank acceptance notes, letters of credit and forward contracts. See Note E for additional information regarding foreign currency forward contracts.

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

Prior to the acquisition, BCD entered into foreign currency forward contracts with various banks located in China. The contracted notional amount for forward contracts is $61 million, of which $16 million was outstanding as of September 30, 2013.

In accordance with certain forward contracts, the Company is required to have on deposit 3% to 5% of the notional amount outstanding and in certain situations the required deposit could be 100% of the notional amount of the outstanding contracts. See Note D for additional information regarding these deposits treated as restricted cash.

All the forward contracts outstanding as of September 30, 2013 will be settled by December 2013. The fair value of the outstanding derivative instruments contracts, classified within Level 2 of the fair value hierarchy, was $1 million and was recognized under other current assets in the condensed consolidated balance sheets. There was minimal valuation loss recognized under other income (expenses) for the nine months ended September 30, 2013.

NOTE F – Inventories

Inventories stated at the lower of cost or market value are as follows (in thousands):

	September 30,	December 31,
	2013	2012
Raw materials	$78,291	$63,410
Work-in-progress	46,677	30,564
Finished goods	69,352	59,319

Total	$194,320	$153,293

NOTE G – Goodwill and Intangible Assets

Changes in goodwill are as follows (in thousands):

Balance at December 31, 2012	$87,359
Acquisitions	2,518
Currency exchange	(547)

Balance at September 30, 2013	$89,330

Intangible assets are as follows (in thousands):

	September 30,	December 31,
	2013	2012
Intangible assets subject to amortization:
Gross carrying amount	$86,909	$69,707
Accumulated amortization	(30,240)	(24,161)
Currency exchange	(7,217)	(7,051)

Net value	49,452	38,495

Intangible assets with indefinite lives:
Gross carrying amount	6,403	6,403
Currency exchange	(571)	(561)

Total	5,832	5,842

Total intangible assets, net	$55,284	$44,337

Amortization expense related to intangible assets subject to amortization was approximately $2 million and $1 million for the three months ended September 30, 3013 and 2012, respectively, and approximately $6 million and $3 million for the nine months ended September 30, 2013 and 2012, respectively.

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

On March 1, 2013, in connection with the acquisition of BCD, the Company drew down on the Revolver to fund the acquisition and pay for costs associated with the acquisition. As of September 30, 2013, the amount of the outstanding borrowings under the Credit Agreement was approximately $198 million. See Note C for additional information regarding the acquisition of BCD.

NOTE I – Income Tax Provision

Income tax expense of approximately $4 million and $1 million was recorded for the three months ended September 30, 2013 and 2012, respectively and income tax expense of approximately $12 million and $2 million was recorded for the nine months ended September 30, 2013 and 2012, respectively. This resulted in an effective tax rate of 36% for the nine months ended September 30, 2013, as compared to 8% in the same period last year and compared to 16% for the full year of 2012. The estimated annual tax rate for 2013 is expected to be approximately 20%, excluding discrete items. The effective tax rate for the nine months ended September 30, 2013 includes a $5 million charge for discrete items resulting from a tax audit in China. The Company’s effective tax rates for the nine months ended September 30, 2013 and 2012, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally from the impact of income in lower-taxed jurisdictions.

For the nine months ended September 30, 2013, the Company reported domestic and foreign pre-tax income (loss) of approximately $(16) million and $48 million, respectively. For the nine months ended September 30, 2012, the Company reported domestic and foreign pre-tax income (loss) of approximately $(20) million and $44 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries; accordingly, U.S. taxes are not recorded on undistributed foreign earnings.

The impact of tax holidays decreased the Company’s tax expense by approximately $3 million and $5 million for the nine months ended September 30, 2013 and 2012, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the nine months ended September 30, 2013 was approximately $0.06. The benefit of the tax holidays on both basic and diluted earnings per share for the nine months ended September 30, 2012 was approximately $0.11. During 2012, the China government began an audit of the Company’s High and New Technology Enterprise (“HNTE”) status for its largest Chinese subsidiary for tax years 2009-2011 as part of an overall evaluation of the reduced tax rates provided to many high tech companies. This subsidiary has a reduced tax rate of 15%. In April 2013, the Company was notified by the China government that they had completed their tax audit and had concluded that the Company owed additional tax related to tax year 2011 in the amount of $5 million. This subsidiary has been approved for its HNTE status for the tax years 2012-2014.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007. During the second quarter of 2013, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. federal income tax return for the 2010 tax year. The examination is ongoing, and the IRS has not proposed adjustments to any tax positions at this time. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of September 30, 2013, the gross amount of unrecognized tax benefits was approximately $28 million.

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

NOTE J – Share-Based Compensation

The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of sales	$136	$126	$385	$331
Selling and administrative expense	2,958	3,170	8,679	9,417
Research and development expense	398	299	989	931

Total share-based compensation expense	$3,492	$3,595	$10,053	$10,679

Stock Options. Stock options under the Company’s 2001 Omnibus Equity Incentive Plan (“2001 Plan”) generally vest in equal annual installments over a four-year period and expire ten years after the grant date, and expense was estimated on the date of grant using the Black-Scholes-Merton option pricing model.

In May 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan (“2013 Plan”). Since the approval of the 2013 Plan, all stock options have been granted under the 2013 Plan, and the Company will not grant any further stock options under its 2001 Plan. Stock options under the 2013 Plan generally vest in equal annual installments over a four-year period and expire eight years after the grant date, and expense was estimated on the date of grant using the Black-Scholes-Merton option pricing model. For additional information on the 2013 Plan, see the Company’s definitive Proxy Statement filed with the SEC on April 19, 2013.

The total net cash proceeds received from stock option exercises during the nine months ended September 30, 2013 was approximately $2 million. Stock option expense was approximately $1 million for both the three months ended September 30, 2013 and 2012. Stock option expense was approximately $3 million and $4 million for the nine months ended September 30, 2013 and 2012, respectively.

A summary of the stock option plans is as follows:

Stock Options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	3,713	$17.85	5	$9,744
Granted	186	23.35
Exercised	(310)	7.43		5,334
Forfeited or expired (1)	(420)	20.34

Outstanding at September 30, 2013	3,169	$18.85	4	$20,164

Exercisable at September 30, 2013	2,542	$17.91	4	$18,369

(1)

The Compensation Committee of the Board of Directors reviewed the grants of stock options to the Company’s Chief Executive Officer in 2009, 2010, 2011 and 2012 (each such annual grant, an “Option Grant”), and approved a Confirmation Agreement, dated April 1, 2013, in which the Company and the Company’s Chief Executive Officer agreed and confirmed that the Company’s Chief Executive Officer will assert no claim that any Option Grant in 2009, 2010, 2011 or 2012 provided for the purchase of more than 100,000 shares of the Company’s Common Stock, and that each Option Grant document be deemed amended to reflect the foregoing 100,000 share limitation.

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

As of September 30, 2013, total unrecognized share-based compensation expense related to unvested stock options, net of forfeitures, was approximately $7 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3 years.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

Since the approval of the 2013 Plan, all share grants have been granted under the 2013 Plan, and the Company will not grant any further share grants under its 2001 Plan.

The total fair value of restricted stock awards vested during the nine months ended September 30, 2013 was approximately $6 million. Share grant expense for the three months ended September 30, 2013 and 2012 was approximately $3 million and $2 million, respectively. Share grant expense for the nine months ended September 30, 2013 and 2012 was approximately $8 million and $7 million, respectively.

A summary of the Company’s non-vested share grants is as follows:

Share Grants	Shares (000)	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested at January 1, 2013	1,164	$20.42	$
Granted	449	24.66
Vested	(319)	20.09		6,415
Forfeited	(43)	21.24

Non-vested at September 30, 2013	1,251	$22.03		$28,186

As of September 30, 2013, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $23 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3 years.

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

The Company’s primary operations include the domestic operations in Asia, North America and Europe.

Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended September 30, 2013	Asia	North America	Europe	Consolidated
Total sales	$205,505	$37,017	$50,041	$292,563
Inter-company sales	(22,856)	(15,561)	(29,636)	(68,053)

Net sales	$182,649	$21,456	$20,405	$224,510

Three Months Ended September 30, 2012	Asia	North America	Europe	Consolidated
Total sales	$149,695	$36,100	$36,462	$222,257
Inter-company sales	(17,312)	(18,579)	(19,749)	(55,640)

Net sales	$132,383	$17,521	$16,713	$166,617

As Of And For The Nine Months Ended September 30, 2013	Asia	North America	Europe	Consolidated
Total sales	$558,040	$109,078	$127,671	$794,789
Inter-company sales	(57,752)	(50,985)	(70,199)	(178,936)

Net sales	$500,288	$58,093	$57,472	$615,853

Property, plant and equipment	$274,630	$30,240	$23,932	$328,802

Total assets	$859,322	$149,820	$192,978	$1,202,120

As Of And For The Nine Months Ended September 30, 2012	Asia	North America	Europe	Consolidated
Total sales	$422,765	$101,902	$120,913	$645,580
Inter-company sales	(57,364)	(49,624)	(68,073)	(175,061)

Net sales	$365,401	$52,278	$52,840	$470,519

Property, plant and equipment	$190,408	$29,773	$26,397	$246,578

Total assets	$561,004	$133,192	$228,971	$923,167

Geographic Information

Revenues were derived from (billed to) customers located in the following countries (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended September 30,		Net Sales
	2013	2012	2013	2012
China	$81,694	$58,353	36%	35%
Taiwan	43,580	33,184	19%	20%
Korea	17,434	14,701	8%	8%
United States	15,443	15,856	7%	10%
Switzerland	13,679	14,151	6%	8%
Singapore	11,419	8,412	5%	5%
Germany	9,903	6,285	4%	4%
U.K.	5,207	7,636	3%	5%
All Others (1)	26,151	8,039	12%	5%

Total	$224,510	$166,617	100%	100%

	Net Sales
	for the Nine Months		Percentage of
	Ended September 30,		Net Sales
	2013	2012	2013	2012
China	$220,126	$120,787	36%	26%
Taiwan	114,991	96,632	19%	21%
Korea	50,630	36,554	8%	8%
Switzerland	45,429	42,213	7%	9%
United States	40,212	45,192	6%	10%
Singapore	34,519	19,888	5%	4%
Germany	26,615	19,224	4%	4%
U.K.	23,916	20,614	4%	4%
All Others (1)	59,415	69,415	11%	14%

Total	$615,853	$470,519	100%	100%

(1)	Represents countries with less than 3% of the total revenues each.

NOTE L – Commitments and Contingencies

Purchase commitments – As of September 30, 2013, the Company had approximately $11 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.

Other commitments – During 2010, the Company entered into an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, the Company agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for surface-mounted component production, assembly and test in Chengdu, China. This is a long-term, multi-year project that will provide additional capacity for the Company as needed. In order to qualify for certain financial incentives, the Company is obligated to contribute approximately $48 million to the joint venture by December 31, 2013. As of September 30, 2013, the Company has contributed approximately $25 million, primarily for capital expenditures. Any failure to meet any such requirements, delays or unforeseen circumstances may cause the Company to incur penalties or require it to contribute additional amounts or resources.

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

The Company is currently a party to a purported stockholder derivative action in the United States District Court for the District of Delaware, entitled Scherer v. Keh-Shew Lu, Civil Action No. 1:13-cv-00358-UNA (D. Del. filed Mar. 5, 2013), on behalf of the Company against its directors, in which plaintiff alleges that (a) the Board approved awards of stock options to Dr. Keh-Shew Lu, our President and Chief Executive Officer, in 2009, 2010, 2011 and 2012 that exceeded the limitation on the number of shares of the Company’s Common Stock that may be purchased upon the exercise of options granted to any person in any given year under the Company’s 2001 Omnibus Equity Incentive Plan as amended by the stockholders on May 28, 2009; (b) the Company’s disclosures in its 2010, 2011 and 2012 proxy statements regarding the limitation on the number of shares of the Company’s Common Stock that may be purchased upon the exercise of options granted to any person in any given year under the Company’s 2001 Omnibus Equity Incentive Plan as amended by the stockholders on May 28, 2009 were inaccurate; and (c) the Company’s disclosures in its 2010, 2011 and 2012 proxy statements that the grants of stock options to Dr. Lu in 2009, 2010, 2011 and 2012 complied with the terms of the Company’s 2001 Omnibus Equity Incentive Plan as amended by the stockholders on May 28, 2009 were incorrect. The Compensation Committee reviewed the grants of stock options to Dr. Lu in 2009, 2010, 2011 and 2012 (each such annual grant, an “Option Grant”), and approved a Confirmation Agreement, dated April 1, 2013, in which the Company and Dr. Lu agreed and confirmed that Dr. Lu will assert no claim that any Option Grant in 2009, 2010, 2011 or 2012 provided for the purchase of more than 100,000 shares of the Company’s Common Stock, and that each Option Grant document be deemed amended to reflect the foregoing 100,000 share limitation. On April 3, 2013, defendants and the Company filed answers to the complaint. On May 8, 2013, defendants filed a motion for judgment on the pleadings dismissing the action on the ground that the claims are moot. On June 24, 2013, the Court approved the parties’ stipulation providing for the withdrawal of the motion for judgment on the pleadings and the dismissal of the action as moot upon the filing and adjudication of plaintiff’s motion for an award of attorney’s fees and costs. On July 29, 2013, plaintiff filed a motion for an award of attorneys’ fees and costs. On September 20, 2013, the Company filed its opposition to plaintiff’s motion. On October 11, 2013, plaintiff filed her reply in further support of her motion. No hearing date has been set for this motion.

The Company is also currently a party to a putative securities class action in the United States District Court for the Eastern District of Texas, entitled Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund v. Diodes, Inc., Civil Action No. 6:13-cv-00247 (E.D. Tex. filed Mar. 15, 2013), against the Company, Dr. Lu and Richard D. White. In this action, plaintiff purportedly on behalf of a class of investors who purchased the Company’s Common Stock between February 9, 2011 and June 9, 2011, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated thereunder by making allegedly misleading public statements during the class period regarding the labor market in China and its impact on the Company’s business and prospects. On June 14, 2013, the Court entered an order appointing Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund as lead plaintiff and approved lead plaintiff’s selection of Robbins Geller Rudman & Dowd as lead plaintiff’s counsel and the Ward & Smith Law Firm as lead plaintiff’s liaison counsel. On August 1, 2013, lead plaintiff filed an amended complaint reiterating the same claims for relief against the same defendants as asserted in the original complaint. On September 16, 2013, defendants filed a motion to dismiss the amended complaint. Lead plaintiff’s opposition to defendants’ motion to dismiss was filed on October 31, 2013. No hearing date has been set for this motion. Pursuant to the Private Securities Litigation Reform Act of 1995, all discovery and other proceedings are stayed pending a ruling on any motion to dismiss. The defendants intend to defend this action vigorously.

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

For the nine months ended September 30, 2013, net periodic benefit costs associated with the defined benefit plan were approximately $0 million.

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2012	$124,751
Service cost	232
Interest cost	4,001
Actuarial gain	7,286
Benefits paid	(5,814)
Settlements	237
Currency changes	(182)

Benefit obligation at September 30, 2013	$130,511

Change in plan assets:
Fair value of plan assets at December 31, 2012	$106,898
Actual return on plan assets	8,689
Employer contribution	822
Benefits paid	(5,814)
Currency changes	(222)

Fair value of plan assets at September 30, 2013	$110,373

Underfunded status at September 30, 2013	$(20,138)

Based on an actuarial study performed as of September 30, 2013, the plan is underfunded and a liability is reflected in the Company’s consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of September 30, 2013 was 4.6%.

The following are weighted-average assumptions were used to determine net periodic benefit costs for the nine months ended September 30, 2013:

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

Deferred Compensation

The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At September 30, 2013, these investments totaled approximately $3 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE N – Related Parties

The Company conducts business with two related companies, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”) and Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). LSC owned approximately 18% of the Company’s outstanding Common Stock as of September 30, 2013. Keylink is the Company’s 5% joint venture partner in two of the Company’s Shanghai manufacturing facilities.

The Audit Committee of the Company’s Board reviews all related party arrangements for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time.

Lite-On Semiconductor Corporation – During both the nine months ended September 30, 2013 and 2012, the Company sold products to LSC totaling approximately 0% of the Company’s net sales. For the nine months ended September 30, 2013 and 2012, approximately 5% and 3%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC one of the Company’s largest suppliers.

Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$190	$530	$589	$851
Purchases	$10,731	$9,317	$27,890	$25,736

Keylink International (B.V.I.) Inc. – During the nine months ended September 30, 2013 and 2012, the Company sold products to Keylink totaling approximately 1% and 3% of the Company’s net sales, respectively. For both the nine months ended September 30, 2013 and 2012, approximately 1% of the Company’s net sales were from semiconductor products purchased from Keylink for subsequent sale. In addition, two of the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (including, but not limited to, metal plating and environmental services) to Keylink. The Company also pays a consulting fee to Keylink. The aggregate amounts for these services for the nine months ended September 30, 2013 and 2012 were approximately $13 million and $12 million, respectively.

Net sales to, and purchases from, Keylink are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$2,638	$6,007	$8,387	$15,450
Purchases	$2,290	$2,125	$5,956	$6,252

Accounts receivable from, and accounts payable to, LSC and Keylink are as follows (in thousands):

	September 30,	December 31,
	2013	2012
Accounts receivable
LSC	$212	$204
Keylink	5,231	10,457

	$5,443	$10,661

Accounts payable
LSC	$7,631	$5,308
Keylink	6,289	5,095

	$13,920	$10,403

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Highlights

•

Net sales for the three months ended September 30, 2013 was $225 million, an increase of $58 million, or 35%, over the same period last year, and a sequential increase of 5% compared to the $214 million in the second quarter of 2013;

•	Net sales for the nine months ended September 30, 2013 was $616 million, an increase of $145 million, or 31%, over the same period last year;

•

Gross profit for the three months ended September 30, 2013 was $70 million, an increase of $26 million, or 61%, over the same period last year, and a sequential increase of 15% compared to the $61 million in the second quarter of 2013;

•	Gross profit for the nine months ended September 30, 2013 was $177 million, an increase of $59 million, or 50%, over the same period last year;

•	Gross profit margin for the three months ended September 30, 2013 was 31%, compared to 26% in the same period last year, and 29% in the second quarter of 2013;

•	Gross profit margin for the nine months ended September 30, 2013 was 29%, compared to 25% in the same period last year;

•	Income taxes for the nine months ended September 30, 2013 was $12 million and included $5 million of tax expense regarding a tax audit by the China tax authorities;

•

Net income attributable to common stockholders for the three months ended September 30, 2013 was $14 million, or $0.28 per diluted share, compared to net income attributable to common stockholders of $9 million, or $0.18 per diluted share, in the same period last year, and net income attributable to common stockholders of $9 million, or $0.18 per diluted share, in the second quarter of 2013;

•

Net income attributable to common stockholders for the nine months ended September 30, 2013 was $20 million, or $0.43 per diluted share, compared to net income attributable to common stockholders of $20 million, or $0.43 per diluted share, in the same period last year;

•	Cash flows from operating activities was $78 million for the nine months ended September 30, 2013; and

•

Completed the acquisition of BCD Semiconductor Manufacturing Limited (“BCD”) during the first quarter of 2013. The purchase price accounting adjustments impacted net income attributable to common stockholders for the nine months ended September 30, 2013.

Overview

We are a leading global manufacturer and supplier of high-quality, application specific standard products within the broad discrete, logic and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets. Our products are sold primarily throughout Asia, North America and Europe.

We design, manufacture and market semiconductors for diverse end-use applications. Semiconductors, which provide electronic signal amplification and switching functions, are basic building-block electronic components that are incorporated into almost every electronic device. We believe that our focus on application-specific standard products utilizing innovative, highly efficient packaging and cost-effective process technologies, coupled with our collaborative, customer-focused product development, provides us with a meaningful competitive advantage relative to other semiconductor companies.

First Three Quarters of 2013

For the first quarter of 2013, we achieved record quarterly revenue despite the typical seasonal softness in the quarter and the slowdown at certain key original equipment manufacturers (“OEM”) customers. Our sequential revenue growth was due to our continued design win momentum, as well as one month of revenue contribution from our acquisition of BCD. In addition, gross profit margin improved sequentially due to revenue increases in the higher margin regions of North America and Europe, but the improvements were offset by purchase price accounting adjustments in connection with the acquisition of BCD. Margins also benefited from a better than expected manufacturing recovery following the Chinese New Year holiday, lower gold prices and a more favorable product mix. Also during the quarter, we finalized our acquisition of BCD and this transaction, excluding purchase price accounting adjustments, was immediately accretive to earnings. The industrial and communication sectors improved in both North America and Europe, while computing was slightly better than expected with some expansion in WiFi modules. Although the consumer market was softer, we continued to execute our strategy and capitalize on our strong position in smartphones and tablets with new products and design wins in both devices and chargers.

For the second quarter of 2013, our past design win momentum and new product initiatives, combined with our first full quarter of revenue contribution from BCD, contributed to the achievement of record quarterly revenue and increased market share despite the slowdown at certain major OEM customers and continued weakness in the PC market. During the quarter we were also able to improve our gross margin, which included the BCD inventory valuation adjustment, due to improved product mix, lower gold prices, copper wire conversion, as well as our cost reduction efforts. Furthermore, the integration of BCD progressed as we moved ahead of schedule in transferring BCD products into our Shanghai packaging facilities. As a result of these collective factors, we reported solid earnings growth and generated strong cash flow for the quarter. North America and Europe combined were up slightly after a very strong first quarter. We continued to increase share as well as new design win revenue at Asia smartphone manufacturers, while LED TV also showed strength. The growth in both of these markets offset the continued softness in PCs. Generally speaking, the industrial and automotive sectors remained relatively consistent in both North America and Europe.

For the third quarter of 2013, we achieved record quarterly revenue, increased market share gains and solid operational performance across our business. Our past design win momentum and strength in the TV market and at certain major OEM customers were able to offset the continued weakness in the PC market. We also further improved our gross margin through our cost reduction efforts and improved BCD wafer fabrication facility loadings. Additionally, we reduced our operating expenses on a dollar basis and as a percentage of revenue, demonstrating further progress towards achieving our target model of 20% of revenue. These achievements are even more notable when considering the weakness of the U.S. dollar relative to most of the currencies where we have operations, in particular the British Pound and the Euro. Our improved operational efficiencies and cost reductions were able to mostly offset this currency impact and allowed us to exceed our operational expectations for the quarter. Our record third quarter revenue was driven by growth in all regions with strong increases in North America and Europe after a relatively flat second quarter in these regions. We also achieved record sales in the China local market. In the communications end market, our solid position with smartphone manufacturers continued to be a key driver of sales as a result of our growing new design win revenue. Computing grew slightly in the quarter, primarily due to increased sales for our products used in tablets partially offset by weakness in notebooks and motherboards. The automobile and industrial markets were also up in the quarter on the strength in both North America and Europe.

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

Business Outlook

As we look to the fourth quarter, it is shaping up to be weaker than our normal seasonality due to a broad based market weakness, especially the continued weakness in the PC market. However, we believe we are well positioned in the coming year to benefit from ongoing operational improvements as we leverage our broadened product portfolio and additional cost savings from transferring BCD products into our packaging facilities, and eventually off-loading analog foundry wafer loadings into BCD’s wafer fabrication facilities. For the fourth quarter of 2013, we expect revenue to range between $205 million and $220 million, or down 2% to 9% sequentially. We expect gross margin to be 28.0%, plus or minus 2%. Operating expenses are expected to be approximately 22.7%, plus or minus 1%. We expect our income tax rate to range between 18% and 24%, and shares used to calculate earnings per share for the fourth quarter are anticipated to be approximately 48.2 million.

Factors Relevant to Our Results of Operations

The following has affected, and, we believe, will continue to affect, our results of operations:

•

Net sales for the nine months ended September 30, 2013 was $616 million, compared to $471 million in the same period last year. This increase in net sales mainly reflects the inclusion of seven months of BCD revenue, an increase in units sold and an increase in average selling price (“ASP”).

•

Our gross profit margin was 29% for the nine months ended September 30, 2013, compared to 25% in the same period last year. Our gross margin percentage increased over the same period last year due primarily to lower gold prices, improved product mix, stable pricing, copper wire conversion and cost reduction efforts. Future gross profit margins will depend primarily on market prices, our product mix, manufacturing cost savings, and the demand for our products.

•

For the nine months ended September 30, 2013, our capital expenditures, excluding capital expenditures related to our investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”), were approximately 5% of our net sales, which is lower than our historical 10% to 12% of net sales model. For the remainder of 2013, we expect capital expenditures, excluding capital expenditures related to our investment agreement, to be lower than our historical model and range between 5% and 8%.

•

For the nine months ended September 30, 2013 and 2012, the percentage of our net sales derived from our Asian subsidiaries was 81% and 78%, respectively. Europe accounted for approximately 10% of our revenues for the nine months ended September 30, 2013, compared to 11% in the same period last year. In addition, North America accounted for approximately 9% of our revenues for the nine months ended September 30, 2013, compared to 11% in the same period last year. Compared to prior years, the percentage of net sales derived from our Asian subsidiaries has increased mainly due to the acquisition of BCD.

•

As of September 30, 2013, we had invested approximately $560 million in our manufacturing facilities in Asia, including through acquisitions. For the nine months ended September 30, 2013, we invested approximately $28 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on, among other factors, product demand and new product developments.

•

For the nine months ended September 30, 2013, our OEM and electronic manufacturing services (“EMS”) customers together accounted for approximately 35% of our net sales, while our global network of distributors accounted for approximately 65% of our net sales. Compared to prior years, the percentage of net sales to our global network of distributors has increased mainly due to the fact that the majority of BCD net sales are to distributors.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

The following table sets forth the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar Increase
	Three Months Ended September 30,		(Decrease)
	2013	2012	‘12 to ‘13
Net sales	100%	100%	35
Cost of goods sold	(69)	(74)	26

Gross profit	31	26	60
Operating expenses	(22)	(22)	37

Income from operations	9	4	169
Other income (expense)	(1)	1	(244)

Income before income taxes and noncontrolling interest	8	5	85
Income tax provision	(2)	—	623

Net income	6	5	55
Net income attributable to noncontrolling interest	—	—	(29)

Net income attributable to common stockholders	6	5	58

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2013	2012
Net Sales	$224,510	$166,617

Net sales increased approximately $58 million for the three months ended September 30, 2013, compared to the same period last year. The 35% increase in net sales represented a 36% increase in units sold as ASP was relatively flat. The revenue increase for the three months ended September 30, 2013 was mainly attributable to the inclusion of a full quarter of BCD revenue.

	2013	2012
Cost of goods sold	$154,951	$123,012
Gross profit	$69,559	$43,605
Gross profit margin	31%	26%

Cost of goods sold increased approximately $32 million, or 26%, for the three months ended September 30, 2013, compared to the same period last year. As a percent of sales, cost of goods sold decreased to 69% for the three months ended September 30, 2013, compared to 74% in the same period last year, and average unit cost (“AUP”) decreased by 7%.

For the three months ended September 30, 2013, gross profit increased by approximately $26 million, or 60%, compared to the same period last year. Gross margin increased to 31% for the three months ended September 30, 2013, compared to 26% for the same period last year. This increase is mainly due to improved product mix, stable pricing and cost reduction efforts.

	2013	2012
Operating expenses	$49,297	$36,083

Operating expenses for the three months ended September 30, 2013 increased approximately $13 million compared to the same period last year. Of the components within operating expenses, selling, general and administrative expenses (“SG&A”) increased approximately $8 million, and research and development expenses (“R&D”) increased approximately $5 million. SG&A, as a percentage of sales, was 15% for both the three months ended September 30, 2013 and 2012. R&D, as a percentage of sales, was 6% for the three months ended September 30, 2013, compared to 5% for the same period last year. Both SG&A and R&D for the three months ended September 30, 2013 increased due primarily to the acquisition of BCD, the acquisition of Eris Technology Corporation (“Eris”) in the third quarter of 2012 and the acquisition of Power Analog Microelectronics, Inc. (“PAM”) in the fourth quarter of 2012. Also included in operating expenses for the three months ended September 30, 2013 was an increase of approximately $1 million for amortization of acquisition related intangibles due to recent acquisitions, compared to the same period last year.

	2013	2012
Other income (expense)	$(2,768)	$1,923

Other expense for the three months ended September 30, 2013 was $3 million, and other income for the three months ended September 30, 2012 was $2 million. For the three months ended September 30, 2013, other expense included approximately $2 million of foreign currency loss and $2 million of interest expense due to the increase in long-term debt incurred in connection with the BCD acquisition, which was offset in part by interest income and other miscellaneous items. For the three months ended September 30, 2012, other income included approximately $2 million for a non-cash gain for the remeasurement of the Eris investment prior to acquisition.

	2013	2012
Income tax provision	$3,604	$509

We recognized income tax expense of approximately $4 million for the three months ended September 30, 2013 and $1 million for the three months ended September 30, 2012. The effective tax rate is 21% for the three months ended September 30, 2013, compared to 5% in the same period last year. Our effective tax rates for the three months ended September 30, 2013 and 2012, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally from the impact of income in lower-taxed jurisdictions.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

The following table sets forth the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar Increase
	Nine Months Ended September 30,		(Decrease)
	2013	2012	‘12 to ‘13
Net sales	100%	100%	31
Cost of goods sold	(71)	(75)	25

Gross profit	29	25	50
Operating expenses	(23)	(20)	47

Income from operations	6	5	61
Other income (expense)	—	—	(169)

Income before income taxes and noncontrolling interest	6	5	34
Income tax provision	(2)	—	492

Net income	4	5	(7)
Net income attributable to noncontrolling interest	—	(1)	(85)

Net income attributable to common stockholders	4	4	1

The following discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2013	2012
Net Sales	$615,853	$470,519

Net sales increased approximately $145 million for the nine months ended September 30, 2013, compared to the same period last year. The 31% increase in net sales represented an approximately 2% increase in ASP and a 28% increase in units sold. The revenue increase for the nine months ended September 30, 2013 was mainly attributable to the inclusion of seven months of BCD revenue.

	2013	2012
Cost of goods sold	$438,818	$352,180
Gross profit	$177,035	$118,339
Gross profit margin	29%	25%

Cost of goods sold increased approximately $87 million, or 25%, for the nine months ended September 30, 2013, compared to the same period last year. As a percent of sales, cost of goods sold decreased to 71% for the nine months ended September 30, 2013, compared to 75% in the same period last year, and AUP decreased by 3%.

For the nine months ended September 30, 2013, gross profit increased by approximately $59 million, or 50%, compared to the same period last year. Gross margin increased to 29% for the nine months ended September 30, 2013, compared to 25% for the same period last year. This increase is mainly due to lower gold prices, improved product mix, stable pricing, copper wire conversion and cost reduction efforts.

	2013	2012
Operating expenses	$142,759	$97,013

Operating expenses for the nine months ended September 30, 2013 increased approximately $46 million compared to the same period last year. Of the components within operating expenses, SG&A increased approximately $27 million, and R&D increased approximately $11 million. SG&A, as a percentage of sales, increased to 16% for the nine months ended September 30, 2013, compared to 15% in the same period last year, and R&D, as a percentage of sales, increased to 6% for the nine months ended September 30, 2013, compared to 5% in the same period last year. Both SG&A and R&D for the nine months ended September 30, 2013 increased due primarily to the acquisition of BCD, the acquisition of Eris in the third quarter of 2012 and the acquisition of PAM in the fourth quarter of 2012. Also included in operating expenses for the nine months ended September 30, 2013 was an increase of approximately $3 million for amortization of acquisition related intangibles due to recent acquisitions, compared to the same period last year. In addition, included in other operating expenses for nine months ended September 30, 2012 is a gain of approximately $4 million on the sale of assets.

	2013	2012
Other income (expense)	$(1,970)	$2,861

Other expense for the nine months ended September 30, 2013 was $2 million and other expense for the nine months ended September 30, 2012 was $3 million. Other expense for the nine months ended September 30, 2013 included approximately $4 million of interest expense due to the increase in long-term debt incurred in connection with the BCD acquisition, which was offset in part by interest income and other miscellaneous items. Other income for the nine months ended September 30, 2012 included approximately $2 million for a non-cash gain for the remeasurement of the Eris investment prior to acquisition

	2013	2012
Income tax provision	$11,653	$1,983

We recognized income tax expense of approximately $12 million for the nine months ended September 30, 2013, compared to approximately $2 million in the same period last year. The estimated effective tax rate is approximately 36% for the nine months ended September 30, 2013, compared to approximately 8% in the same period last year. Income tax expense for the nine months ended September 30, 2013 was impacted by $5 million additional tax expense in regard to a tax audit by the China tax authorities. Our effective tax rates for the nine months ended September 30, 2013 and 2012, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally from the impact of income in lower-taxed jurisdictions.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. credit agreement consisting of a $300 million revolving senior credit facility (the “Revolver”), which includes a $10 million swing line sublimit, a $10 million letter of credit sublimit, and a $20 million alternative currency sublimit. The Revolver matures on January 8, 2018, and as of September 30, 2013, $198 million was outstanding. In addition, we have foreign credit facilities with borrowing capacities of approximately $111 million with $5 million in outstanding borrowings and $9 million used for import and export guarantees and bank acceptance notes. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2012 and September 30, 2013 our working capital was $378 million and $489 million, respectively. Our working capital increased in the first nine months of 2013 primarily due to the consolidation of BCD’s net assets as a result of the acquisition. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

During 2010, we entered into an investment agreement with the Management Committee of the CDHT. Under this agreement, we agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for surface-mounted component production, assembly and test in Chengdu, China. This is a long-term, multi-year project that will provide additional capacity for us as needed. In order to qualify for certain financial incentives, we are obligated to contribute at least $48 million to the joint venture by December 31, 2013. As of September 30, 2013, we have contributed approximately $25 million, primarily for capital expenditures, and expect to contribute the full $48 million on or before December 31, 2013. Any failure to meet any such requirements, delays or unforeseen circumstances may cause us to incur penalties or require us to contribute additional amounts or resources.

Capital expenditures for the nine months ended September 30, 2013 and 2012 were $33 million and $49 million, respectively, which includes $3 million and $13 million, respectively, of capital expenditures related to the investment agreement with the Management Committee of the CDHT. Capital expenditures, excluding capital expenditures related to the investment agreement, in the first nine months of 2013 were approximately 5% of our net sales and were primarily related to the expansion of our Shanghai sales and design office.

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

Prior to the acquisition, BCD entered into foreign currency forward contracts with various banks located in China. The contracted notional amount for forward contracts is $61 million, of which $16 million was outstanding as of September 30, 2013. In accordance with certain forward contracts, we are required to have on deposit 3% to 5% of the notional amount outstanding and in certain situations the required deposit could be 100% of the notional amount of the outstanding contracts. Restricted cash is pledged as collateral when we enter into agreements with banks for certain banking facilities. As of September 30, 2013, restricted cash of $5 million was pledged as collateral for issuance of bank acceptance notes, letters of credit and foreign currency forward contracts. See Notes C and D of the “Notes to Consolidated Condensed Financial Statements” of this Quarterly Report for additional information about our restricted cash and foreign currency forward contracts.

Discussion of Cash Flow

Cash and cash equivalents increased from $157 million at December 31, 2012 to $204 million at September 30, 2013 primarily from cash provided by operating and financing activities, offset in part by cash used by investing activities.

A summary of the consolidated condensed statements of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012	Change
Net cash provided by operating activities	$77,834	$47,866	$29,968
Net cash used by investing activities	(169,442)	(46,682)	(122,760)
Net cash provided by financing activities	136,691	35,399	101,292
Effect of exchange rates on cash and cash equivalents	2,010	2,173	(163)

Net increase in cash and cash equivalents	$47,093	$38,756	$8,337

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was $78 million, resulting primarily from $21 million of net income, $55 million in depreciation and amortization, $10 million of non-cash share-based compensation expense and change in assets and liabilities. Net cash provided by operating activities was $48 million for the same period last year, resulting primarily from $22 million of net income, $47 million in depreciation and amortization and an increase in accounts payable, offset partially by an increase in accounts receivable and inventories.

Investing Activities

Net cash used by investing activities was $169 million for the nine months ended September 30, 2013, compared to net cash used by investing activities of $47 million for the same period last year. This increase in net cash used was due primarily to approximately a $22 million increase in purchases of short-term investments and approximately $125 million for the acquisition of BCD, net of cash acquired for the nine months ended September 30, 2013.

Financing Activities

Net cash provided by financing activities was $137 million for the nine months ended September 30, 2013, compared to net cash provided by financing activities of $35 million in the same period last year. Net cash provided by in 2013 consisted primarily of $181 million drawn down on the Credit Agreement, offset by repayments on lines of credit. Net cash provided by in 2012 consisted primarily of $40 million drawn down on our term loan, which was partially offset by the repayment on lines of credit of $8 million.

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

Contractual Obligations

There have been no material changes in any of our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 27, 2013, except for an increase in long-term debt as of September 30, 2013, due to the draw down of our Credit Agreement to pay for the acquisition of BCD. In addition, operating leases increased $5 million to $23 million in connection with the acquisition of BCD. See Note H of the Notes to Condensed Consolidated Financial Statements for additional information regarding the draw down on our Revolver.

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

•

We operate a global business through numerous foreign subsidiaries, and there is a risk that tax authorities will challenge our transfer pricing methodologies and/or legal entity structures, which could adversely affect our results of operations and financial condition.

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

Disclosure Controls and Procedures

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of the Company’s management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

•	recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms; and

•	accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions on required disclosure.

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

See Note L of the Notes to Consolidated Condensed Financial Statements for detailed information regarding the status of our lawsuits.

While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of current pending legal proceeding will not have any material adverse effect on our financial position, cash flows or overall results of operations. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our business or results of operations for the period in which the ruling occurs or future periods.

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

We operate a global business through numerous foreign subsidiaries, and there is a risk that tax authorities will challenge our transfer pricing methodologies and/or legal entity structures, which could adversely affect our results of operations and financial condition.

We conduct operations worldwide through our foreign subsidiaries, and are therefore subject to complex transfer pricing regulations in the jurisdictions in which we operate. Transfer pricing regulations generally require that, for tax purposes, transactions between related parties be priced on a basis that would be comparable to an arm’s length transaction between unrelated parties. There is uncertainty and inherent subjectivity in complying with these rules. To the extent that any foreign tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities and penalties. Based on our current knowledge and probability assessment of potential outcomes, we believe that we have provided for all tax exposures. However, the ultimate outcome of a tax examination could differ materially from our provisions and could have a material effect on our business, financial condition, results of operations or cash flows.

Our legal organizational structure could result in unanticipated unfavorable tax or other consequences which could have an adverse effect on our financial condition and results of operations. In some countries, we maintain multiple entities for tax or other purposes. Changes in tax laws, regulations, future jurisdictional profitability of the Company and its subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, which could adversely affect our results of operations. In addition, any challenges to how our entities are structured, realigned or their business purpose by taxing authorities could result in the Company becoming subject to significant tax liabilities and penalties which could have a material effect on our business, financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no repurchases of our Common Stock during the third quarter of 2013.

Item 3.	Defaults Upon Senior Securities

There are no matters to be reported under this heading.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

There are no matters to be reported under this heading.

Item 6.	Exhibits

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation, as amended	10-Q	May 10, 2013	3.1

3.2	Amended By-laws of the Company as of May 21, 2013	8-K	May 24, 2013	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

10.1	Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.1

10.2	Form of Incentive Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.2

10.3	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.3

10.4	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.4

10.5	Form of Restricted Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.5

10.6	Supplement Agreement to Lease Agreement dated September 2013 between Shanghai Kaihong Electronic Co., Ltd. And Shanghai Ding Hong Electronic Co., Ltd.				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS**	XBRL Instance Document				X

101.SCH**	XBRL Taxonomy Extension Schema				X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB**	XBRL Taxonomy Extension Labels Linkbase				X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

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

DIODES INCORPORATED (Registrant)

By: /s/ Richard D. White	November 12, 2013
RICHARD D. WHITE
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)