Form 10-K
period 2013-12-31
DIODES INC /DEL/
filed 2014-02-27
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 002-25577

DIODES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	95-2039518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4949 Hedgcoxe Road, Suite 200 Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 987-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.66 2/3	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the 37,054,621 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $25.97 per share of the Common Stock on the Nasdaq Global Select Market on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $962,308,507.

The number of shares of the registrant’s Common Stock outstanding as of February 24, 2014 was 46,700,123.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the 2014 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2013.

PART I

Item 1.	Business.

GENERAL

We are a leading global manufacturer and supplier of high-quality, application specific standard products within the broad discrete, logic and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets. These products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC and DC-DC switching, linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. The products are sold primarily throughout Asia, North America and Europe.

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

Our product portfolio addresses the design needs of advanced electronic equipment, including high-volume consumer devices such as digital media players, smartphones, tablets, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We believe that we have particular strength in designing innovative, highly power efficient semiconductors in miniature packaging for applications with a critical need to minimize product size while maximizing power density and overall performance, and at a lower cost than alternative solutions. Our product line includes over 9,250 products, and we shipped approximately 41 billion units, 32 billion units, and 29 billion units in 2013, 2012 and 2011, respectively. During 2013, we increased our number of products and units sold primarily due to acquisitions. From 2008 to 2013, our net sales grew from $433 million to $827 million, representing a compound annual growth rate of 14%.

We serve approximately 240 direct customers worldwide, which consist of original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) providers. Additionally, we have approximately 115 distributor customers worldwide, through which we indirectly serve over 12,000 customers. During 2013, we increased our number of direct customers and distributor customers primarily due to acquisitions. See “Business—Our Strategy—Pursue selective strategic acquisitions.”

We were incorporated in 1959 in California and reincorporated in Delaware in 1968. Our headquarters, logistics center, and sales office are located in Plano, Texas. Our design, marketing and engineering centers are located in Plano; San Jose, California; Taipei, Taiwan; Manchester, United Kingdom (“U.K”) and Neuhaus, Germany. We have two wafer fabrication facilities in Shanghai, China, one in Kansas City, Missouri and one in Manchester. We also have two manufacturing facilities located in Shanghai and two joint venture manufacturing facilities located in Chengdu, China, as well as manufacturing facilities located in Neuhaus and Taipei. Additional engineering, sales, warehouse and logistics offices are located in Fort Worth, Texas; Taipei; Hsinchu, Taiwan; Hong Kong; Manchester; Shanghai; Shenzhen, China; Seongnam-si, South Korea; Suwon, South Korea, Tokyo, Japan and Munich, Germany, with support offices located throughout the world.

BUSINESS OUTLOOK

Looking forward, we remain focused on achieving our goal of $1 billion in annual revenue with model profitability. The BCD Semiconductor Manufacturing Limited (“BCD”) acquisition has brought us one step closer toward achieving that goal. We have a solid pipeline of designs and expanded customer relationships across all regions and product lines. The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and end-user consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the recent volatility in the global economy and the equity and credit markets as we continue to execute on the strategy that has proven successful for us over the years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Outlook” in Part II, Item 7 and “Risk Factors—The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our revenues, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

OUR COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Flexible, scalable and cost-effective manufacturing—Our manufacturing operations are a core element of our success, and we have designed our manufacturing base to allow us to respond quickly to changes in demand trends in the end-markets we serve. For example, we have structured our Shanghai, China packaging, assembly and test facilities to enable us to rapidly and efficiently add capacity and adjust product mix to meet shifts in customer demand and overall market trends. As a result, we have historically operated our Shanghai manufacturing facilities at near full capacity, while at the same time expanding that capacity to meet our growth objectives. In 2011, we established an additional manufacturing facility for semiconductor packaging, assembly and test in Chengdu, China. Additionally, the Shanghai and Chengdu locations of our manufacturing operations provide us with access to a workforce at a relatively low overall cost base while enabling us to better serve our leading customers, many of which are located in Asia. In 2012, we acquired approximately 51% of the outstanding common stock of Eris Technology Corporation (“Eris”), primarily to obtain its automatic manufacturing capabilities in test and assembly for various diode products. In 2013, we acquired BCD, which has in-house manufacturing capabilities in China, as well as a cost-effective development team that can be deployed across multiple product families. See “Risk Factors—During times of difficult market conditions, our fixed costs combined with lower revenues and lower profit margins may have a negative impact on our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Integrated packaging expertise—Our expertise in designing and manufacturing innovative and proprietary packaging solutions enables us to package a variety of different device functions into an assortment of packages ranging from miniature chip-scale packaging to packages that integrate multiple separate discrete and/or analog chips into a single semiconductor product called an array. Our ability to design and manufacture multi-chip semiconductor solutions as well as advanced integrated devices provides our customers with products of equivalent functionality with fewer individual parts, and at lower overall cost, than alternative products. This combination of integration, functionality and miniaturization makes our products well suited for high-volume consumer devices such as LED televisions, LCD panels, set-top boxes and consumer portables such as smartphones, tablets and notebooks.

Broad customer base and diverse end-markets—Our customers are comprised of leading OEMs as well as major EMS providers. Overall, we serve approximately 240 direct customers worldwide and over 12,000 additional customers through our distributors. Our products are ultimately used in end-products in a number of markets served by our broad customer base, which we believe makes us less susceptible to market fluctuations driven by either specific customers or specific end-user applications.

Customer focused product development—Effective collaboration with our customers and a commitment to customer service are essential elements of our business. We believe focusing on dependable delivery and support tailored to specific end-user applications has fostered deep customer relationships and created a key competitive advantage for us in the highly fragmented discrete, logic and analog semiconductor marketplace. We believe our close relationships with our customers have provided us with keener insight into our customers’ product needs. This results in a stronger demand for our product designs and often provides us with insight into additional opportunities for new design wins in our customers’ products. See “Risk Factors—We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins” in Part I, Item 1A of this Annual Report for additional information.

Management experience—The members of our executive team average over 30 years of industry experience, and the length of their service has created significant institutional insight into our markets, our customers and our operations. See “Risk Factors—We may fail to attract or retain the qualified technical, sales, marketing, finance and management personnel required to operate our business successfully, which could adversely affect on our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

The principal elements of our strategy include the following:

Continue to rapidly introduce innovative discrete, logic and analog semiconductor products—We intend to maintain our rapid pace of new product introductions, especially for high-volume, high-growth applications with short design cycles, such as LCD and LED televisions and panels, set-top boxes, portables such as smartphones, tablets and notebooks along with other consumer electronics and computing devices. During 2013, we achieved many significant new design wins at OEMs. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and well-defined product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace. See “Risk Factors—Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Expand our available market opportunities—We believe we have many paths to increasing our addressable market opportunity. From a product perspective, we intend to continue expanding our portfolio by developing derivative and enhanced performance devices that target adjacent markets and end-equipments. We will continue to cultivate new and emerging customers within our targeted markets, further increasing our already broad customer base. As we focus on new customers, we try to expand our product portfolio penetration within these new, as well as existing, customers. As we expand our extensive range of high power efficiency and small form factor packages, we plan to introduce new and existing product functions in these new packages to allow an even greater market range.

Maintain intense customer focus—We intend to continue to strengthen and deepen our customer relationships. We believe that continued focus on customer service is important and will help to increase our net sales, operating performance and overall market share. To accomplish this, we intend to continue to closely collaborate with our customers to design products that meet their specific needs. A critical element of this strategy is to further reduce our design cycle time in order to quickly provide our customers with innovative products. Additionally, to support our customer-focused strategy, we historically expand our sales force and field application engineers, particularly in Asia and Europe, during periods of growth. See “Risk Factors—We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.” in Part I, Item 1A of this Annual Report for additional information.

Enhance cost competitiveness—A key element of our success is our overall low-cost manufacturing base. While we believe that our Shanghai manufacturing facilities are among the most efficient in the industry, we will continue to refine our proprietary manufacturing processes and technology to achieve additional cost efficiencies. In 2011, we expanded our capacity further by establishing an additional manufacturing facility for semiconductor packaging, assembly and test in Chengdu, China. Historically, we typically operate our Shanghai facilities at near full utilization rates and focus on increasing production yields, in order to achieve meaningful economies of scale.

Pursue selective strategic acquisitions—As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire discrete, logic, analog or mixed-signal technologies, product lines or companies in order to enhance our portfolio and accelerate our new product offerings. During 2011, we announced an agreement to invest in Eris and acquired approximately 30% of the outstanding common stock. During 2012, we increased our ownership in Eris to approximately 51%. The business scope for Eris comprises Schottky Diodes, TVS Diodes, Zener Diodes, Bridge Diodes, Wafers, LEDs and the relevant devices. Also in 2012, we completed the acquisition of Power Analog Microelectronics, Inc. (“PAM”), a provider of advanced analog and high-voltage power ICs, whose product portfolio includes Class D audio amplifiers, DC-DC converters and LED backlighting drivers. In 2013, we acquired BCD which, with its established presence in Asia and a particularly strong local market position in China, offers us an even greater penetration of the consumer, computing and communications markets. See “Risk Factors—Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, results of operations and financial condition” in Part I, Item 1A and Note 17 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

OUR PRODUCTS

Our product portfolio includes over 9,250 products that are designed for use in high-volume consumer devices such as LCD and LED televisions and LCD panels, set-top boxes, consumer portables such as smartphones, tablets and notebooks. We target and serve end-equipment markets that we believe have larger volumes than other end-market segments served by the overall semiconductor industry.

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

•

Analog products, including: power management devices such as AC-DC and DC-DC converters, USB power switches, low dropout and linear voltage regulators; standard linear devices such as operational amplifiers and comparators, current monitors, voltage references, and reset generators; LED lighting drivers; and sensor products including Hall-effect sensors and motor drivers;

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

The following table lists the end-markets, some of the applications in which our products are used, and the percentage of net sales for each end-market for the last three years:

End-Markets	2013	2012	2011	End product applications
Consumer Electronics	33%	33%	33%	Digital audio players and cameras, set-top boxes, LCD and LED TV’s, game consoles, portable GPS
Computing	24%	28%	28%	Notebooks, tablets, LCD monitors, PDAs, printers
Industrial	19%	19%	20%	Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving
Communications	21%	16%	16%	Mobile handsets, smartphones, IP in gateways, routers, switches, hubs, fiber optics
Automotive	3%	4%	3%	Comfort controls, lighting, audio/video players, GPS navigation, satellite radios, electronics

PRODUCT PACKAGING

Our device packaging technology includes a wide variety of innovative surface-mounted packages. Our focus on the development of smaller, more thermally efficient, and increasingly integrated packaging, is a critical component of our product development. We provide a comprehensive offering of miniature high power density packaging, enabling us to fit our components into smaller and more efficient packages, while maintaining the same device functionality and power handling capabilities. Smaller packaging provides a reduction in the height, weight and board space required for our components; as such, our products are well suited for battery-powered, hand-held and wireless consumer applications and high-volume consumer devices such as LCD and LED televisions and LCD panels, set-top boxes and consumer portables such as smartphones, tablets and notebooks.

CUSTOMERS

We serve approximately 240 direct customers worldwide, including major OEMs and EMS companies. Additionally, we have approximately 115 distributor customers worldwide, through which we indirectly serve over 12,000 customers. Our customers include: (i) industry leading OEMs in a broad range of industries, such as Cisco Systems, Inc., Continental AG, Delta Electronics, Emerson, Hella, Ltd., LG Electronics, Inc., Motorola Mobility, Inc., Quanta Computer, Inc., Sagem Communication, and Samsung Electronics Co., Ltd.; (ii) leading EMS providers, such as Celestica, Inc., Flextronics International, Ltd., Hon Hai Precision Industry Co., Ltd., Inventec Corporation, Jabil Circuit, Inc., and Sanmina-SCI Corporation, who build end-market products incorporating our semiconductors for companies such as Apple, Inc., Dell, Inc., EMC Corporation, Intel

Corporation, Microsoft Corporation, Thompson, Inc. and Roche Diagnostics; and (iii) leading distributors such as Arrow Electronics, Inc., Avnet, Inc., Future Electronics, Rutronic, Yosun Industrial Corporation, and Zenitron Corporation. For the years of 2013, 2012 and 2011, our OEM and EMS customers together accounted for 35%, 47% and 47%, respectively, of our net sales. The decrease in 2013 is mainly due to the fact that the majority of BCD net sales are to distributors.

No customer accounted for 10% or more of our net sales in 2013, 2012 and 2011. In addition, for information concerning our business with related parties, see “Business—Certain relationships and related party transactions.”

We believe that our close relationships with our OEM and EMS customers have provided us with deeper insight into our customers’ product needs. In addition to seeking to expand relationships with our existing customers, our strategy is to pursue new customers and diversify our customer base by focusing on leading global consumer electronics companies and their EMS providers and distributors. See “Risk Factors—Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales, which could adversely affect our revenues, results of operations and financial condition” in Part I, Item 1A of this Annual Report for additional information.

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

Many of our customers are based in Asia or have manufacturing facilities in Asia. Net sales by country consists of sales to customers in that country based on the country to which products are shipped. Historically, the Company reported revenues “billed to” customers located in various countries. In 2013, the Company changed to net sales “shipped to” customer locations as it believes the change better represents where the Company’s customers business activities occur. For the year ended December 31, 2013, approximately 63%, 9%, 8%, 6%, 5%, 4% and 5% of our net sales were derived from China, United States (“U.S.”), Korea, Germany, Singapore, Taiwan, and all other markets, respectively, compared to 60%, 10%, 8%, 6%, 4%, 3% and 9% in 2012, respectively.

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

As of December 31, 2013, our direct global sales and marketing organization consisted of approximately 190 employees operating out of 16 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai and Shenzhen, China; Beauzelle, France; Gyeonggi, South Korea; and Munich, Germany; and we have four regional sales offices in the U.S. As of December 31, 2013, we also had approximately 20 independent sales representative firms marketing our products.

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

MANUFACTURING OPERATIONS AND FACILITIES

We operate two manufacturing facilities located in Shanghai, China, one in Neuhaus, Germany, one in Taipei, Taiwan and are developing two joint venture manufacturing facilities located in Chengdu, China. We have two wafer fabrication facilities located in Shanghai, one in Kansas City, Missouri and one in Manchester, U.K. Our manufacturing facilities in Shanghai, Neuhaus and Taipei are packaging, assembly and test manufacturing sites, as is the facility being developed in Chengdu. Our wafer fabrication facilities in Shanghai include two 150mm wafer fabrication centers, our Kansas City facility fabricates 125mm and 150mm wafers, and our Manchester facility fabricates 150mm wafers.

During 2010, we announced an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, we have agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for surface-mounted component production, assembly and test in Chengdu, China. We initially will own at least 95% of the joint venture. The manufacturing facility will be developed in phases over a ten year period, and in order to qualify for certain financial incentives, we were obligated to contribute at least $48 million to the joint venture by December 31, 2013. The CDHT grants the joint venture a fifty year land lease, provides temporary facilities for up to three years at a subsidized rent while the joint venture builds the manufacturing facility and provides corporate and employee tax incentives, tax refunds, subsidies and other financial support to the joint venture and its qualified employees. This is a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2013, we have invested $48 million, primarily for capital expenditures.

For the years ending December 31, 2013 and 2012, we invested approximately $32 million and $50 million, respectively, in plant and state-of-the-art equipment in China ($529 million total investment in China from inception, including costs for acquisitions). Our facilities in China manufacture product for sale by our U.S., Europe and Asia operations. For the years ending December 31, 2013 and 2012, our total capital expenditures were approximately $44 million and $60 million, respectively.

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

In 2013, we acquired BCD, a leading supplier of standard linear and power management devices. BCD has a solid product portfolio that includes AC/DC and DC/DC solutions for chargers and power adapters. BCD’s established presence in Asia, with a particularly strong local market position in China, offers us even greater participation into the consumer, computing and communications end-markets.

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

For the years ended December 31, 2013, 2012 and 2011, company-sponsored investment in research and development activities was approximately $48 million, $34 million and $27 million, respectively. As a percentage of net sales, research and development expense was approximately 6%, 5% and 4% for 2013, 2012 and 2011, respectively. The dollar amount and percentage increase in 2013 was primarily due to the acquisition of BCD.

EMPLOYEES

As of December 31, 2013, we employed a total of 6,151 employees, of which 5,339 of our employees were in Asia and includes approximately 1,950 independent contractors, 354 were in the U.S. and 458 were in Europe. None of our employees in Asia or the U.S. are subject to a collective bargaining agreement, but a majority of our employees in Europe are covered by local labor agreements. We consider our relations with our employees to be satisfactory. See “Risk Factors—We may fail to attract or retain the qualified technical, sales, marketing, finance and management personnel required to operate our business successfully, which could adversely affect on our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process in China, the U.S. and the U.K. where our wafer fabrication facilities are located, and in China, Taiwan and Germany where our packaging, assembly and test facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the years ended December 31, 2013, 2012 and 2011, our capital expenditures for environmental controls have not been material. As of December 31, 2013, there were no known environmental claims or recorded liabilities. See “Risk Factors—We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We conduct business with one related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”). LSC is our largest stockholder, owning approximately 18% of our outstanding Common Stock as of December 31, 2013. We also conduct business with one significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is a 5% joint venture partner in our Shanghai manufacturing facilities. The Audit Committee reviews all related party transactions for potential conflict of interest situations on an ongoing basis. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties. For more information concerning our relationships with LSC and Keylink, see “Risk Factors—One of our largest external suppliers is also a related party. The loss of this supplier could harm our business, results of operations and financial condition.” in Part I, Item 1A and Note 14 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Item 1A.	Risk Factors.

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

In 2013, 2012 and 2011, LSC, our largest stockholder, accounted for approximately 1%, of our net sales. LSC is also one of our largest suppliers, providing us with discrete semiconductor products for subsequent sale by us, which represented approximately 2%, 3% and 5%, respectively, of our net sales, in 2013, 2012 and 2011.

The loss of LSC as a supplier, could materially harm our business, results of operations and financial condition.

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

Our wafer fabrication facilities are located in Shanghai, China, Kansas City, Missouri, and Manchester, United Kingdom (“U.K.”), while our manufacturing facilities in Shanghai, Taipei, Taiwan and Neuhaus, Germany, perform packaging, assembly and test functions and our manufacturing facilities in Chengdu, China are for surface-mounted component production, assembly and test functions. Any disruption of operations at these facilities could have a material adverse effect on our manufacturing efficiencies, results of operations and financial condition.

We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

Prices for our products tend to decrease over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of purchasing our products. To remain competitive and retain our customers and gain new ones, we must continue to reduce our costs through product and manufacturing improvements. We must also strive to minimize our customers’ shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. We experienced a decrease in average selling prices (“ASP”) for our products of 2% in 2011, a decrease of 10% in 2012 and an increase of 5% in 2013. At times, we may be required to sell our products at ASP below our manufacturing costs or purchase prices in order to remain competitive. Our growth and the profit margins of our products will suffer if we cannot effectively continue to reduce our costs and keep our product prices competitive.

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

Our product range and new product development program are focused on discrete, logic and analog semiconductor products. Our failure to develop new technologies, or anticipate or react to changes in existing technologies, either within or outside of the semiconductor market, could materially delay development of new products, which could result in a decrease in our net sales and a loss of market share to our competitors. The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. This includes the development of new types of technology or the improvement of existing technologies, such as analog and digital technologies that compete with, or seek to replace, discrete semiconductor technology. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and product enhancements on a timely and cost-

effective basis. New products often command higher prices and, as a result, higher profit margins. We may not successfully identify new product opportunities or develop and bring new products to market or succeed in selling them into new customer applications in a timely and cost-effective manner.

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

A significant part of our growth strategy involves acquiring companies with complementary product lines, customers or other capabilities. For example, (i) in 2000, we acquired FabTech, Inc., a wafer fabrication company, in order to have our own wafer manufacturing capabilities, (ii) in 2006, we acquired Anachip Corp. as an entry into the analog market, (iii) in 2006, we acquired the net operating assets of APD Semiconductor, Inc., (iv) in 2008, we acquired Zetex plc., (v) in 2012, we acquired over 50% of the outstanding common stock of Eris Technology Corporation, (vi) also in 2012, we acquired Power Analog Microelectronics, Inc., and (vii) in 2013, we acquired BCD Semiconductor Manufacturing Limited. In addition, from time to time, we may be in various stages of discussions with potential acquisition targets as we intend to continue to expand and diversify our operations by making further acquisitions. However, we may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:

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

We are subject to litigation risks, including securities class action litigation, which may be costly to defend and the outcome of which is uncertain and could adversely affect our business and financial condition.

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

As mentioned above, from time to time, we have been, or may in the future be, involved in securities litigation or litigation arising from our acquisitions. We can provide no assurance as to the outcome of any such litigation matter in which we are a party. These types of matters are costly to defend and even if resolved in our favor, could have a material adverse effect on our business, financial condition, results of operations and cash flow. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of securities or other litigation could harm our ability to obtain credit and financing for our operations and to compete in the marketplace. Because the price of our Common Stock has been, and may continue to be, volatile, we can provide no assurance that securities litigation will not be filed against us in the future. In addition, we can provide no assurance that our past or future acquisitions will not subject us to additional litigation. See Part I, Item 3 “Legal Proceedings” of this Annual Report for more information on our legal proceedings.

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

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a television may be sold for several cents, whereas the television maker might sell the television for several hundred dollars. Although we maintain rigorous quality control systems, we shipped approximately 41 billion, 32 billion and 29 billion individual semiconductor devices in years ending December 31, 2013, 2012 and 2011, respectively, to customers around the world, and in the ordinary course of our business, we receive warranty claims and product liability claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end-products that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. Although we currently have liability insurance, we may not have sufficient insurance coverage, and we may not have sufficient resources, to satisfy all possible warranty claims and product liability claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business, reputation, results of operations and financial condition.

We may fail to attract or retain the qualified technical, sales, marketing, finance and management personnel required to operate our business successfully, which could adversely affect our business, results of operations and financial condition.

Our future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing, finance and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with these skills is intense. We may not be able to retain existing key technical, sales, marketing, finance and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing, finance and managerial personnel in the future. For example, we have faced, and continue to face, intense competition for qualified technical and other personnel in China, where our assembly, test and packaging facilities are located. A number of U.S. and multi-national corporations, both in the semiconductor industry and in other industries, have recently established and are continuing to establish factories and plants in China, and the competition for qualified personnel has increased significantly as a result. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, results of operations and financial condition could be materially and adversely affected.

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

We have credit facilities with financial institutions in the U.S., Asia and Europe, as well as other debt instruments, with interest rates equal to LIBOR or similar indices plus a negotiated margin. Our largest credit facility is our five-year $300 million revolving senior credit facility, which had $179 million outstanding as of December 31, 2013. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of December 31, 2013, an increase of 1% in interest rates on our credit facilities would increase our annual interest rate expense by less than $1 million.

We may have a significant amount of debt with various financial institutions worldwide. Any indebtedness could adversely affect our business, results of operations, financial condition and our ability to meet our payment obligations under such debt.

We may have a significant amount of debt and substantial debt service requirements in our borrowings, including our credit facilities with various financial institutions worldwide. During 2013, we obtained a five-year $300 million revolving senior credit facility with Bank of America, N.A., which had $179 million outstanding as of December 31, 2013. In addition, as of December 31, 2013, we had an aggregate outstanding debt of $6 million on our lines of credit, which an additional $7 million was used for import and export guarantees under our credit facilities with various financial institutions worldwide. As of December 31, 2013 an aggregate amount of $99 million was available for future borrowings under our lines of credit and $121 million under our revolving senior credit facility. We are permitted under the terms of our debt agreements under various credit facilities to incur substantial additional debt.

A significant amount of debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under our outstanding debt;

•

resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable and, in the case of an event of default under our secured debt could permit the lenders to foreclose on our assets securing that debt;

•

reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, results of operations, financial condition and our ability to meet our payment obligations under our debt.

Restrictions in our credit facilities may limit our business and financial activities, including our ability to obtain additional capital in the future.

During 2013, we entered into a Credit Agreement with Bank of America, N.A., as administrative agent for the lenders under the credit agreement, which provides for a five-year $300 million revolving senior credit facility, which includes $10 million swing line sublimit, a $10 million letter of credit sublimit, and $20 million alternative currency sublimit. In addition, we may from time to time request increases in the aggregate commitment under the Credit Agreement of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders.

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

Our ability to comply with the Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions, and are subject to the risks stated in this section of the Annual Report. The breach of any of these covenants or restrictions could result in a default under the Credit Agreement. An event of default under the Credit Agreement would permit Bank of America, N.A. to declare all amounts owed under such Credit Agreement to be immediately due and payable in full. Acceleration of our indebtedness may cause us to be unable to make interest payments for the credit facilities and repay the principal amount of the credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt instruments” in Part II, Item 7 of this Annual Report for additional information.

Our business benefits from certain Chinese government incentives. Expiration of, or changes to, these incentives could adversely affect our results of operations and financial condition.

The Chinese government has provided various incentives to technology companies, including our manufacturing facilities located in Shanghai, China, in order to encourage development of the high-tech industry. These incentives include reduced tax rates and other measures. As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as our manufacturing facilities continue to maintain their High and New Technology Enterprise “HNTE” status. One of our Shanghai manufacturing facilities has been approved for its HNTE status for the tax years 2011-2013. For 2014 and future years, this facility no longer qualifies for the HNTE status and therefore all of its future and deferred income will be taxed at the statutory tax rate of 25%. Our other Shanghai manufacturing facility has been approved for its HNTE status for the tax years 2012-2014. In addition, one of our wafer fabrication facilities located in Shanghai has been approved for its HNTE status for the tax years 2011-2013. We expect this facility to be approved for its HNTE status for tax year 2014 . Any prior years that have already been approved are subject to audits to ensure all requirements are met. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved Shanghai manufacturing facility and wafer fabrication facility would increase to 25%, which could adversely affect our results of operations and financial condition.

During 2012, the China government began an audit of our largest Chinese subsidiary for our 2009-2011 HNTE status as part of an overall evaluation of the reduced tax rates provided to many high tech companies. In April 2013, we were notified by the China government that they had completed their tax audit and had concluded that we owed additional tax related to tax year 2011 in the amount of $5 million, which was paid during 2013.

In connection with our joint venture in Chengdu, China, we have qualified for tax incentives offered in the Go West Initiative (“Go West”), where companies are entitled to a preferential income tax rate of 15% for doing business in western China. If we were to no longer meet the Go West requirements, our statutory tax rate for this joint venture would increase to 25%, which could adversely affect our results of operations and financial condition.

The impact of our Go West and HNTE status, collectively called tax holidays, decreased our tax expense by approximately $2 million, $6 million and $7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the year ended December 31, 2013 was approximately $0.05. The benefit of the tax holidays on basic and diluted earnings per share for the year ended December 31, 2012 was approximately $0.14 and $0.13, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the year ended December 31, 2011 was approximately $0.15.

We operate a global business through numerous foreign subsidiaries, and there is a risk that tax authorities will challenge our transfer pricing methodologies and/or legal entity structures, which could adversely affect our results of operations and financial condition.

We conduct operations worldwide through our foreign subsidiaries, and are therefore subject to complex transfer pricing regulations in the jurisdictions in which we operate. Transfer pricing regulations generally require that, for tax purposes, transactions between related parties be priced on a basis that would be comparable to an arm’s length transaction between unrelated parties. There is uncertainty and inherent subjectivity in complying with these rules. To the extent that any foreign tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities and penalties. Based on our current knowledge and probability assessment of potential outcomes, we believe that we have provided for all tax exposures. However, the ultimate outcome of a tax examination could differ materially from our provisions and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our legal organizational structure could result in unanticipated unfavorable tax or other consequences which could have a material adverse effect on our financial condition and results of operations. In some countries, we maintain multiple entities for tax or other purposes. Changes in tax laws, regulations, future jurisdictional profitability of the Company and its subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, which could have a material adverse effect on our results of operations. In addition, any challenges to how our entities are structured or realigned or their business purpose by taxing authorities could result in the Company becoming subject to significant tax liabilities and penalties which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our cash flows, results of operations and financial condition.

The assets of our defined benefit plan (the “plan”) consist primarily of high quality, corporate bonds and stocks traded on the London Stock Exchange and are determined from time to time based on their fair value, requiring us to utilize certain actuarial assumptions for the plan’s fair value determination.

As of December 31, 2013, the benefit obligation of the plan was approximately $149 million and the total assets in such plan were approximately $117 million. Therefore, the plan was underfunded by approximately $33 million. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.

Any fluctuations in the United Kingdom’s equity markets and bond markets or changes in several key actuarial assumptions, including, but not limited to, changes in discount rate, estimated return on the plan and mortality rates, can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future funding requirements. In the event that actual results differ from the actuarial assumptions or actuarial assumptions are changed, the funding status of the plan may change. Any deficiency in the funding of the plan could result in additional charges to equity and an increase in future plan expense and cash contribution. A significant increase in our funding requirements could have a negative impact on our cash flows, results of operations and financial condition.

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

Terrorist attacks, or threats or occurrences of other terrorist or related activities, whether in the United States or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our profitability. Future terrorist or related activities could affect our domestic and international sales, disrupt our supply chains and impair our ability to produce and deliver our products. Such activities could affect our physical facilities or those of our suppliers or customers. Such terrorist attacks could cause seaports or airports, to or through which we ship, to be shut down, thereby preventing the delivery of raw materials and finished goods to or from our manufacturing facilities in China, Taiwan and Germany and our wafer fabrication facilities in China, Missouri and the U.K., or to our regional sales offices. Due to the broad and uncertain effects that terrorist attacks have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results of operations and financial condition.

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

We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located overseas in China. In 2013, 2012 and 2011, our Asian and European subsidiaries represented 91%, 90% and 88%, respectively, of our net sales. There are risks inherent in doing business internationally, and any or all of the following factors could cause harm to our business:

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

We have a significant portion of our manufacturing capacity in China. In addition, in 2013 36% of our total sales were billed to customers in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China and, thereby, have a material adverse effect on our business, results of operations and prospects.

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

As of December 31, 2013, accumulated and undistributed earnings of our subsidiaries in China were approximately $354 million, which we consider as a permanent investment.

As of December 31, 2013, we have undistributed earnings from non-U.S. operations of approximately $430 million (including approximately $45 million of restricted earnings, which are not available for dividends). Additional U.S. federal and state income taxes of approximately $101 million would be required should such earnings be repatriated to the U.S.

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

General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to our performance also may affect the price of our stock. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, as discussed in Part I, Item 3 “Legal Proceedings” of this Annual Report, we are involved in several lawsuits. Additional volatility in the price of our securities could result in the filing of additional litigation, which could result in substantial costs and the diversion of management time and resources.

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

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown;

•	incur amortization expenses related to intangibles;

•	incur large, immediate accounting write-offs; and

•	create goodwill and other intangible assets that may require impairment charges in the future.

Such actions by us could harm our results from operations and adversely affect the price of our Common Stock.

Our directors, executive officers and significant stockholders hold a substantial portion of our Common Stock, which may lead to conflicts with other stockholders over corporate transactions and other corporate matters.

Our directors, executive officers and our affiliate, LSC, beneficially own approximately 28% of our outstanding Common Stock, including options to purchase shares of our Common Stock that are exercisable within 60 days of December 31, 2013. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our Common Stock.

LSC, our largest stockholder, owns approximately 18% (approximately 8 million shares) of our Common Stock. Some of our directors and executive officers may have potential conflicts of interest because of their positions with LSC or their ownership of LSC common stock. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and Lite-On Technology Corporation. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a member of the Board of Directors of Lite-On Technology Corporation. L.P. Hsu, a member of the Board of Directors since 2007, serves as a consultant to Lite-On Technology Corporation. Several of our directors and executive officers own LSC common stock and hold options to purchase LSC common stock. Service on our Board of Directors and as a director or officer of LSC, or ownership of LSC common stock by our directors and executive officers, could create, or appear to create, actual or potential conflicts of interest when directors and officers are faced with decisions that could have different implications for LSC and us. For example, potential conflicts could arise in connection with decisions involving the Common Stock owned by LSC, or under the other agreements we may enter into with LSC. In each of 2013, 2012 and 2011, LSC accounted for approximately 1% of our net sales. Also, in 2013, 2012 and 2011, approximately 2%, 3% and 5%, respectively, of our net sales were from products manufactured by LSC, making LSC one of our largest external suppliers of discrete semiconductor products.

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

We were formed in 1959 under the laws of California and reincorporated in Delaware in 1968. We have had several transfer agents since being formed. In addition, our early corporate records, including our stock ledger, are incomplete. As a result, we may have difficulty in assessing and defending against claims relating to rights to our Common Stock purporting to arise during periods for which our records are incomplete.

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

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Our primary physical properties at December 31, 2013 were as follows:

Primary use	Location	Lease Expiration	Year Purchased	Sq. Ft.
Regional sales office	Shanghai, China		2010	7,000
Regional sales office	Shanghai, China		2013	10,000
Regional sales office	Shenzhen, China	April 2014		5,000
Manufacturing facility/Logistics	Shanghai, China	February 2017		723,000
Manufacturing facility/Logistics	Shanghai, China	March 2017		230,000
Headquarters/R&D center	Plano, Texas		2010	42,000
Sales/Administrative office	Westlake Village, California	August 2014		2,000
Sales office/R&D center	San Jose, California	July 2015		4,000
Regional sales office	Amherst, New Hampshire	Monthly		1,000
Regional sales office	Beauzelle, France	February 2015		1,000
Manufacturing facility/R&D center	Lee’s Summit, Missouri	December 2017		70,000
Regional sales office	Seongnam-si, South Korea	December 2014		2,000
R&D center	Hsinchu, Taiwan	November 2015		26,000
Warehouse	Taipei, Taiwan		1987	12,000
Sales/Administrative/Logistics	Taipei, Taiwan		2006	35,500
Regional sales office	Kaohsiung City, Taiwan	April 2014		1,000
Regional sales office	Munich, Germany	July 2016		6,000
Manufacturing facility/R&D center	Manchester, England		1998	75,000
Administrative/Logistics	Manchester, England		2004	81,000
Manufacturing facility	Neuhaus, Germany		1996	53,000
Manufacturing facility	Chengdu, China	October 2014		25,000
Vacant land	Plano, Texas		2008	16 acres
Manufacturing facility/Logistics	Chengdu, China	May 2061		32 acres
Manufacturing facility/Logistics	Shanghai, China	February 2056		17 acres
Sales/Administrative office	Taipei, Taiwan		2000-2008	11,000
Manufacturing facility	Taipei, Taiwan	June 2014		70,500
R&D/Warehouse/Administrative office	Taipei, Taiwan	April 2014		44,000
Manufacturing facility/R&D center	Shanghai, China		2007	567,000
Manufacturing facility/R&D center	Shanghai, China	December 2020		60,000
Warehouse	Shanghai, China	December 2015		5,800
Sales/Administrative office	Shenzhen, China	February 2014		9,900
Sales office/R&D center	Shanghai, China	May 2015		1,600
Regional sales office	Xiamen, China	April 2014		1,000

We believe our current facilities are adequate for the foreseeable future.

Item 3.	Legal Proceedings.

We are currently a party to a purported stockholder derivative action in the United States District Court for the District of Delaware, entitled Scherer v. Keh-Shew Lu, Civil Action No. 1:13-cv-00358-UNA (D. Del. filed Mar. 5, 2013), on behalf of the Company against its directors, in which plaintiff alleges that (a) the Board approved awards of stock options to Dr. Keh-Shew Lu, our President and Chief Executive Officer, in 2009, 2010, 2011 and 2012 that exceeded the limitation on the number of shares of the Company’s Common Stock that may be purchased upon the exercise of options granted to any person in any given year under the Company’s 2001 Omnibus Equity Incentive Plan as amended by the stockholders on May 28, 2009; (b) the Company’s disclosures in its 2010, 2011 and 2012 proxy statements regarding the limitation on the number of shares of the Company’s Common Stock that may be purchased upon the exercise of options granted to any person in any given year under the Company’s 2001 Omnibus Equity Incentive Plan as amended by the stockholders on May 28, 2009 were inaccurate; and (c) the Company’s disclosures in its 2010, 2011 and 2012 proxy statements that the grants of stock options to Dr. Lu in 2009, 2010, 2011 and 2012 complied with the terms of the Company’s 2001 Omnibus Equity Incentive Plan as amended by the stockholders on May 28, 2009 were incorrect. The Compensation Committee reviewed the grants of stock options to Dr. Lu in 2009, 2010, 2011 and 2012 (each such annual grant, an “Option Grant”), and approved a Confirmation Agreement, dated April 1, 2013, in which the Company and Dr. Lu agreed and confirmed that Dr. Lu will assert no claim that any Option Grant in 2009, 2010, 2011 or 2012 provided for the purchase of more than 100,000 shares of the Company’s Common Stock, and that each Option Grant document be deemed amended to reflect the foregoing 100,000 share limitation. On April 3, 2013, defendants and the Company filed answers to the complaint. On May 8, 2013, defendants filed a motion for judgment on the pleadings dismissing the action on the ground that the claims are moot. On June 24, 2013, the Court approved the parties’ stipulation providing for the withdrawal of the motion for judgment on the pleadings and the dismissal of the action as moot upon the filing and adjudication of plaintiff’s motion for an award of attorney’s fees and costs. On July 29, 2013, plaintiff filed a motion for an award of attorneys’ fees and costs. On September 20, 2013, the Company filed its opposition to plaintiff’s motion. On October 11, 2013, plaintiff filed her reply in further support of her motion. The motion is now fully submitted. No hearing date has been set for this motion.

We are also currently a party to a putative securities class action in the United States District Court for the Eastern District of Texas, entitled Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund v. Diodes, Inc., Civil Action No. 6:13-cv-00247 (E.D. Tex. filed Mar. 15, 2013), against the Company, Dr. Lu and Richard D. White. In this action, plaintiff purportedly on behalf of a class of investors who purchased the Company’s Common Stock between February 9, 2011 and June 9, 2011, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated thereunder by making allegedly misleading public statements during the class period regarding the labor market in China and its impact on the Company’s business and prospects. On June 14, 2013, the Court entered an order appointing Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund as lead plaintiff and approved lead plaintiff’s selection of Robbins Geller Rudman & Dowd as lead plaintiff’s counsel and the Ward & Smith Law Firm as lead plaintiff’s liaison counsel. On August 1, 2013, lead plaintiff filed an amended complaint reiterating the same claims for relief against the same defendants as asserted in the original complaint. On September 16, 2013, defendants filed a motion to dismiss the amended complaint. Lead plaintiff filed its opposition to defendants’ motion to dismiss on October 31, 2013. Defendants filed their reply in further support of their motion to dismiss on December 3, 2013. Lead plaintiff filed its sur-reply in further opposition of defendant’s motion to dismiss on December 13, 2013. The motion is now fully submitted. No hearing date has been set for this motion. Pursuant to the Private Securities Litigation Reform Act of 1995, all discovery and other proceedings are stayed pending a ruling on any motion to dismiss. The defendants intend to defend this action vigorously.

On February 20, 2014, a purported “tag-along” stockholder derivative action was filed in the United States District Court for the Eastern District of Texas, entitled Persson v. Keh-Shew Lu, Case No. 4:14-cv-00108-RC-ALM (E.D. Tex. filed Feb. 20, 2014), on behalf of the Company against its directors, in which plaintiff alleges that the Board breached their fiduciary duties by allowing the Company to make allegedly misleading public statements in 2011 regarding the labor market in China and its impact on the Company’s business and prospects, by failing to maintain internal controls and by selling shares of Diodes stock while allegedly in possession of material nonpublic information regarding the labor market in China and its impact on the Company’s business and prospects. The complaint has not yet been served. The complaint does not seek any damages or other relief against the Company. The defendants intend to defend this lawsuit vigorously.

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

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market (“NasdaqGS”) under the symbol “DIOD.” In July 2000, November 2003, December 2005 and July 2007, we effected 50% stock dividends in the form of three-for-two stock splits. The following table shows the range of high and low closing sales prices per share for our Common Stock for each fiscal quarter from January 1, 2012 as reported by NasdaqGS.

Calendar Quarter Ended	Closing Sales Price of Common Stock
	High	Low
First quarter 2014 (through February 21, 2014)	$24.68	$22.12

Fourth quarter 2013	25.31	19.41
Third quarter 2013	28.02	24.10
Second quarter 2013	26.04	18.31
First quarter 2013	21.51	17.58

Fourth quarter 2012	17.35	13.29
Third quarter 2012	19.54	17.01
Second quarter 2012	23.32	17.60
First quarter 2012	27.29	21.29

Holders and Recent Stock Price

On February 21, 2014, the closing sales price of our Common Stock as reported by NasdaqGS was $23.44, and there were approximately 360 holders of record of our Common Stock.

Dividends

We have never declared or paid cash dividends on our Common Stock, and currently do not intend to pay dividends in the foreseeable future as we intend to retain any earnings for use in our business. Our credit agreement with Bank of America N.A. and other lender parties permits us to pay dividends up to $1.5 million per fiscal year to our stockholders so long as we have not defaulted and are in continuing operation at the time of such dividend. The payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions. We have never repurchased shares of our Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding the Company’s equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company’s 2014 definitive proxy statement into Item 12 of Part III of this Annual report.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2013. The graph is not necessarily indicative of future price performance.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

CUMULATIVE TOTAL RETURN SUMMARY
December 2013
		2008	2009	2010	2011	2012	2013
Diodes Incorporated	Return%		236.80	32.24	-21.08	-18.54	35.79
	Cum $	100.00	336.80	445.38	351.49	286.30	388.78
NASDAQ Industrials Index	Return%		-4.42	38.40	0.31	21.52	44.54
	Cum $	100.00	95.58	132.28	132.69	161.25	233.07
NASDAQ Composite-Total Returns	Return%		45.34	18.13	-0.79	17.75	40.17
	Cum $	100.00	145.34	171.70	170.34	200.57	281.14

Source: Data provided by Zacks Investment Research, Inc., copyright 2014. Used with permission. All rights reserved.

The graph assumes $100 invested on December 31, 2008 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the stock of companies in the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

Issuer Purchases of Equity Securities

There have been no repurchases of our Common Stock during the fourth quarter of 2013.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the fiscal years ended December 31, 2013 through 2009 is qualified in its entirety by, and should be read in conjunction with, the other information and consolidated financial statements, including the notes thereto, appearing elsewhere herein. Certain amounts as presented in the accompanying consolidated financial statements have been reclassified to conform to 2013 financial statement presentation.

(In thousands, except per share data)	Years ended December 31,
Statement of Income Data	2013	2012	2011	2010	2009
Net sales	$826,846	$633,806	$635,251	$612,886	$434,357
Gross profit	237,836	161,586	193,697	224,869	121,207
Selling, general and administrative	132,106	101,363	89,974	88,784	70,396
Research and development	48,302	33,761	27,231	26,584	23,757
Amortization of acquisition-related intangible assets	8,078	5,122	4,503	4,425	4,665
Impairment of goodwill	5,318	—	—	—	—
Restructuring	1,535	—	—	—	(440)
Loss (gain) on sale of assets	216	(3,556)	—	—	—
Other	—	—	—	144	—
Total operating expenses	195,555	136,690	121,708	119,937	98,378
Income from operations	42,281	24,896	71,989	104,932	22,829
Interest income	1,274	778	1,024	2,842	4,871
Interest expense	(5,580)	(876)	(3,139)	(5,229)	(7,471)
Amortization of debt discount	—	—	(6,032)	(7,656)	(8,302)
Gain (loss) on securities carried at fair value	601	7,100	(1,039)	—	—
Other income (expense)	9	(1,091)	861	3,214	(777)
Income before income taxes and noncontrolling interest	38,585	30,807	63,664	98,103	11,150
Income tax provision	14,481	4,825	10,157	17,839	1,302
Net income	24,104	25,982	53,507	80,264	9,848
Less: net (income) loss attributable to noncontrolling interest	2,428	(1,830)	(2,770)	(3,531)	(2,335)
Net income attributable to common stockholders	26,532	24,152	50,737	76,733	7,513
Earnings per share attributable to common stockholders:
Basic	$0.57	$0.53	$1.12	$1.74	$0.18
Diluted	$0.56	$0.51	$1.09	$1.68	$0.17
Number of shares used in computation:
Basic	46,363	45,780	45,202	44,146	42,237
Diluted	47,658	46,899	46,713	45,546	43,449

	As of December 31,
Balance Sheet Data	2013	2012	2011	2010	2009
Total assets	$1,162,258	$920,063	$793,064	$846,550	$1,021,898
Working capital	493,169	377,892	317,087	289,387	354,309
Long-term debt, net of current portion	182,799	44,131	2,857	3,393	124,797
Total Diodes Incorporated stockholders’ equity	702,742	677,185	633,760	541,444	440,634

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Summary of the Year Ended December 31, 2013

•	Net sales for 2013 was $827 million, compared to $634 million in 2012;

•	Gross profit for 2013 was $238 million, or 29% of net sales, an increase of 47% from the $162 million, or 25% of net sales, in 2012;

•	Net income attributable to common stockholders for 2013 was $27 million, or $0.56 per diluted share, an increase of 10% from the $24 million, or $0.51 per diluted share, in 2012;

•	Cash flow from operations for 2013 was $110 million, an increase of 71% from the $64 million in 2012;

•	Obtained a $300 million revolving senior credit facility; and

•	Completed the acquisition of BCD Semiconductor Manufacturing Limited (“BCD”) during the first quarter of 2013 as part of our strategy to purse selective strategic acquisitions.

Overview of 2013

For the first quarter of 2013, we achieved record quarterly revenue despite the typical seasonal softness in the quarter and the slowdown at certain key original equipment manufacturer (“OEM”) customers. Our sequential revenue growth was due to our continued design win momentum, as well as one month of revenue contribution from our acquisition of BCD. In addition, gross profit margin improved sequentially due to revenue increases in the higher margin regions of North America and Europe, but the improvements were offset by acquisition accounting adjustments in connection with the acquisition of BCD. Margins also benefited from a better than expected manufacturing recovery following the Chinese New Year holiday, lower gold prices and a more favorable product mix. Also during the quarter, we finalized our acquisition of BCD and this transaction, excluding acquisition accounting adjustments, was immediately accretive to earnings. The industrial and communication end-markets improved in both North America and Europe, while computing was slightly better than expected with some expansion in WiFi modules. Although the consumer end-market was softer, we continued to execute our strategy and capitalize on our strong position in smartphones and tablets with new products and design wins in both devices and chargers.

For the second quarter of 2013, our past design win momentum and new product initiatives, combined with our first full quarter of revenue contribution from BCD, contributed to the achievement of record quarterly revenue and increased market share despite the slowdown at certain major OEM customers and continued weakness in the PC market. During the quarter we were also able to improve our gross margin, which included the BCD inventory valuation adjustment, due to improved product mix, lower gold prices, copper wire conversion, as well as our cost reduction efforts. Furthermore, the integration of BCD progressed as we moved ahead of schedule in transferring BCD products into our Shanghai packaging facilities. As a result of these collective factors, we reported solid earnings growth and generated strong cash flow for the quarter. North America and Europe combined revenue was up slightly after a very strong first quarter. We continued to increase share as well as new design win revenue at Asia smartphone manufacturers, while LED TV also showed strength. The growth in both of these markets offset the continued softness in PCs. Generally speaking, the industrial and automotive end-markets remained relatively consistent in both North America and Europe.

For the third quarter of 2013, we achieved record quarterly revenue, increased market share gains and solid operational performance across our business. Our past design win momentum and strength in the TV market and at certain major OEM customers were able to offset the continued weakness in the PC market. We also further improved our gross margin through our cost reduction efforts and improved BCD wafer fabrication facility loadings. Additionally, we reduced our operating expenses on a dollar basis and as a percentage of revenue, demonstrating further progress towards achieving our target model of 20% of revenue. These achievements are even more notable when considering the weakness of the U.S. dollar relative to most of the currencies where we have operations, in particular the British Pound and the Euro. Our improved operational efficiencies and cost reductions were able to mostly offset this currency impact and allowed us to exceed our operational expectations for the quarter. Our record third quarter revenue was driven by growth in all regions with strong increases in North America and Europe after a relatively flat second quarter in these regions. We also achieved record sales in the China local market. In the communications end-market, our solid position with smartphone manufacturers continued to be a key driver of sales as a result of our growing new design win revenue. Computing grew slightly in the quarter, primarily due to increased sales for our products used in tablets, partially offset by weakness in notebooks and motherboards. The automobile and industrial end-markets were also up in the quarter on the strength in both North America and Europe.

During the fourth quarter of 2013, revenue reflected greater than normal seasonality due to weakness in the PC market as well as cautious inventory management at distributors. In addition, revenue in the quarter was down sequentially primarily due to a global reduction in distributor point of purchase, which was down for North America and Europe was impacted to an even greater extent. Distributors in all regions focused on inventory management as inventory declined sequentially. OEM sales were down and distributor point of sale was up. Global channel inventory remained in line and under three months. Despite the prolonged weakness in the PC market, we have been able to gain market share across our business due to past design win momentum and new product initiatives. Also during the quarter, we improved our balance sheet by reducing our long-term debt and inventory and generated positive cash flows from operations. All end-markets were down with industrial being down the greatest percentage due to declines in North America and Europe followed by computing. The consumer and communications end-markets were the strongest performers in the fourth quarter compared to the third quarter.

Business Acquisitions

On March 5, 2013, we completed the acquisition of BCD for an aggregate consideration of approximately $155 million, excluding acquisition costs, fees and expenses. In addition, a $5 million retention plan for employees of BCD, payable at the 12, 18 and 24 month anniversaries of the acquisition, has been established.

The acquisition was funded by drawings on our bank credit facilities. The results of operations of BCD have been included in the consolidated financial statements from March 1, 2013. The purpose of this acquisition is to further our strategy of expanding our market and growth opportunities through select strategic acquisitions. This acquisition enhanced our analog product portfolio by expanding our standard linear and power management offerings, including AC/DC and DC/DC solutions for power adapters and chargers, as well as other electronic products. BCD’s established presence in Asia, with a particularly strong local market position in China, offers us even greater penetration of the consumer, computing and communications end-markets. Likewise, we believe we can achieve increased market penetration for BCD’s products by leveraging our global customer base and sales channels. In addition, BCD has in-house manufacturing capabilities in China, as well as a cost-effective development team, that can be deployed across multiple product families. We also believe we will be able to apply our packaging capabilities and expertise to BCD’s products in order to improve cost efficiencies, utilization and product mix. See Note 17 of the “Notes to Consolidated Financial Statements” of this Annual Report for additional information regarding the acquisition of BCD.

Business Outlook

Looking forward, we remain focused on achieving our goal of $1 billion in annual revenue with model profitability. The BCD acquisition has brought us one step closer toward achieving that goal. We have a solid pipeline of designs and expanded customer relationships across all regions and product lines. The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and end-user consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the recent volatility in the global economy and the equity and credit markets as we continue to execute on the strategy that has proven successful for us over the years. See “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our revenues, results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Factors Relevant to Our Results of Operations

In 2013, the following factors affected, and, we believe, will continue to affect, our results of operations:

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

•

For the years ended December 31, 2013, 2012 and 2011, our original equipment manufacturer (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for 35%, 47% and 47% of net sales, respectively, while our global network of distributors accounted for 65%, 53% and 53% of net sales, respectively. The percentage of net sales to our global network of distributors has increased in 2013 primarily due to the fact that the majority of BCD net sales are to distributors.

•

Our gross profit margin was 29% in 2013, compared to 25% in 2012 and 30% in 2011. Our gross profit margin increased in 2013 primarily due to lower gold prices, improved product mix, stable pricing, copper wire conversion and cost reduction efforts. Future gross profit margins will depend primarily on market prices, our product mix, manufacturing cost savings, and the demand for our products.

•

For 2013, the percentage of our net sales derived from our Asian subsidiaries was 82%, compared to 79% in 2012 and 75% in 2011. The 2013 increase in sales in Asia was primarily due to the acquisition of BCD. Europe accounted for approximately 9%, 11% and 13% of our net sales in 2013, 2012 and

2011, respectively. The 2013 decrease in Europe was primarily due to sales remaining relatively flat compared to 2012, while Asia sales increased. In addition, North America accounted for approximately 9%, 10% and 12% of our net sales in 2013, 2012 and 2011, respectively. The 2013 decrease in North America was primarily due to sales remaining relatively flat compared to 2012, while Asia sales increased.

•

As of December 31, 2013, we had invested approximately $529 million in our manufacturing and wafer fabrication facilities in China. During 2013, we invested approximately $32 million in these facilities, and we expect to continue to invest in our facilities, although the amount to be invested will depend on product demand and new product developments.

•

For 2013, our capital expenditures, excluding capital expenditures related to our manufacturing facilities in Chengdu, China, were approximately 5% of our net sales, which is lower than our historical 10% to 12% of net sales model. During 2013, we reduced our capital spending target range. Therefore, for 2014, based on current market conditions and excluding Chengdu building expenditures, we expect capital expenditures to be 5% to 8% of net sales.

•

Our investment in research and development for 2013 increased to $48 million, or 6% of net sales, compared to $34 million, or 5% of net sales, in 2012. The 2013 increase in research and development was primarily due to the acquisition of BCD. We expect research and development costs to continue to increase as we look to invest in developing new products.

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

Research and development expenses

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development expenses are primarily associated with our wafer facilities in China, Kansas City, Missouri and Manchester, United Kingdom (“U.K.”) and our manufacturing facilities in China, as well as with our engineers in the U.S. and Taiwan. All research and development expenses are expensed as incurred.

Amortization of acquisition-related intangible assets

Amortization of acquisition-related intangible assets consists of amortization of acquisition-related intangible assets, such as developed technologies and customer relationships.

Impairment of goodwill

Impairment of goodwill consists of the impairment amount recognized as a result of a reporting unit’s goodwill exceeding its implied fair value.

Restructuring

Restructuring consists of charges to reduce our cost structure to enhance operating effectiveness and improve profitability.

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

	Percent of Net Sales Year Ended December 31,			Percentage Dollar Increase (Decrease) Year Ended December 31,
	2013	2012	2011	‘12 to ‘13	‘11 to ‘12
Net sales	100%	100%	100%	31%	—%

Cost of goods sold	(71)	(75)	(70)	25	7

Gross profit	29	25	30	47	(17)
Operating expenses	(23)	(21)	(19)	43	12

Income from operations	6	4	11	70	(65)
Interest income	—	—	—	64	(24)
Interest expense and amortization of debt discount	(1)	—	(1)	537	(138)
Gain (loss) on securities carried at fair value	—	1	—	(92)	783
Other income (expenses)	—	—	—	(101)	(227)

Income before income taxes and noncontrolling interest	5	5	10	25	(52)
Income tax provision	2	1	2	200	(52)
Net income	3	4	8	(7)	(52)
Net (income) loss attributable to noncontrolling interest	—	—	—	(233)	(34)
Net income attributable to common stockholders	3	4	8	10	(53)

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report (in thousands).

Year 2013 Compared to Year 2012
	2013	2012
Net sales	$826,846	$633,806

Net sales for 2013 increased $193 million to $827 million from $634 million for 2012. The 31% increase in net sales represented an approximately 25% increase in units sold and a 5% increase in ASP. The net sales increase for 2013 was primarily attributable to our past design win momentum and new product initiatives, combined with the inclusion of ten months of BCD net sales.

	2013	2012
Cost of goods sold	$589,010	$472,220
Gross profit	$237,836	$161,586
Gross profit margin	29%	25%

Cost of goods sold increased $117 million, or 25%, for 2013 to $589 million, compared to $472 million for 2012. As a percent of sales, cost of goods sold decreased from 75% for 2012 to 71% for 2013. Our average unit cost (“AUP”) was relatively flat.

Gross profit for 2013 increased 47% to $238 million from $162 million for 2012. Gross profit as a percentage of net sales was 29% for 2013, compared to 25% for 2012. The increase in gross margin was primarily due to lower gold prices, improved product mix, stable pricing, copper wire conversion and cost reduction efforts.

	2013	2012
Selling, general and administrative (“SG&A”)	$132,106	$101,363

SG&A for 2013 increased $31 million, or 30%, to $132 million, compared to $101 million for 2012. SG&A, as a percentage of net sales, was 16% in 2013 and 2012. The dollar amount increase in SG&A included increases in wages, including BCD retention costs, freight and professional fees, which was primarily due to the acquisition of BCD.

	2013	2012
Research and development (“R&D”)	$48,302	$33,761

R&D for 2013 increased to $48 million, or 6% of net sales, compared to $34 million, or 5% of net sales, for 2012. The increase in R&D included increases in wages, including BCD retention costs, which was primarily due to the acquisition of BCD.

	2013	2012
Amortization of acquisition-related intangible assets	$8,078	$5,122

Amortization of acquisition-related intangibles was $8 million for 2013, compared to $5 million for 2012. The $3 million increase was primarily due to the amortization expense on the acquired intangibles as part of the acquisition of BCD.

	2013	2012
Impairment of goodwill	$5,318	$—

Impairment of goodwill was $5 million for 2013. The carrying amount of a reporting unit’s (Eris Technology Corporation) goodwill exceeded its implied fair value, and therefore an impairment loss was recognized.

	2013	2012
Restructuring	$1,535	$—

Restructuring was $2 million for 2013. In the second quarter of 2013, we initiated restructuring plans primarily relating to our U.K. development team and the closure of our New York sales office. The amounts recorded primarily relate to termination and severance costs. All restructuring was completed in the third quarter of 2013.

	2013	2012
Loss (gain) on sale of assets	$216	$(3,556)

Gain on sale of assets was $4 million for 2012, which was mainly from the sale of an intangible asset located in Europe and a sale of a building located in Taiwan.

	2013	2012
Interest income	$1,274	$778

Interest income for 2013 and 2012 was $1 million, which was mainly from interest earned on bank accounts.

	2013	2012
Interest expense	$5,580	$876

Interest expense for 2013 was $6 million, compared to $1 million for 2012. The $5 million increase is primarily due to the amounts borrowed under the $300 million revolving senior credit facility in connection with acquiring BCD.

	2013	2012
Gain on securities carried at fair value	$601	$7,100

Gain on securities carried at fair value for 2013 was $1 million compared to $7 million for 2012. For 2013, the gain was from unrealized and realized gains in trading securities. For 2012, the gain was from a $4 million unrealized gain on the shares of common stock of BCD held as an investment and a $3 million realized gain on the shares of common stock of Eris prior to obtaining a controlling interest.

	2013	2012
Other income (expense)	$9	$(1,091)

Other income for 2013 was negligible, compared to other expense of $1 million for 2012. Included in other income for 2013 were foreign currency gains and miscellaneous income. Included in other expense for 2012 were foreign currency losses, partially offset by miscellaneous income.

	2013	2012
Income tax provision	$14,481	$4,825

We recognized income tax expense of $15 million for 2013, resulting in an effective tax rate of 38%, as compared to 16% for 2012. Income tax expense for 2013 was impacted by $5 million additional tax expense in regard to a tax audit by the China tax authorities. In addition, the mix of pretax earnings among foreign and domestic subsidiaries changed from 2012 to 2013, resulting in an increased effective tax rate.

	2013	2012
Net (income) loss attributable to noncontrolling interest	$2,428	$(1,830)

Net (income) loss attributable to noncontrolling interest primarily represents the minority investors’ share of the earnings of certain China subsidiaries and Eris. During 2012, the Company acquired approximately 51% of the outstanding common stock of Eris, and the income or loss attributable to the 49% noncontrolling interest is included in this account. The joint venture investments were eliminated in the consolidations of our financial statements, and the activities of our subsidiaries were included therein. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements. The loss attributable to noncontrolling interest for 2013 was impacted by the impairment of goodwill of approximately $5 million (attributable to Eris), of which 49% was recognized in noncontrolling interest.

	2013	2012
Net income attributable to common stockholders	$26,532	$24,152

Net income attributable to common stockholders increased 10% to $27 million (or $0.57 basic earnings per share and $0.56 diluted earnings per share) for 2013, compared to $24 million (or $0.53 basic earnings per share and $0.51 diluted earnings per share) for 2012. Net income attributable to common stockholders for 2013 was impacted by impairment of goodwill, acquisition accounting expenses related to acquisition of BCD and increased interest expense due to borrowings under our $300 million revolving senior credit facility.

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

	2012	2011
SG&A	$101,363	$89,974

SG&A for 2012 increased $11 million, or 13%, to $101 million, compared to $90 million for 2011. SG&A, as a percentage of net sales, was 16% in 2012, compared to 14% in 2011. The increase in SG&A was primarily due to increases in wages and benefits, freight and professional fees.

	2012	2011
R&D	$33,761	$27,231

R&D for 2012 increased to $34 million, or 5% of net sales, compared to $27 million, or 4% of net sales, for 2011. The increase in R&D was due to increase in engineering supplies, material purchases, development services and wages and benefits.

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

Interest expense for 2012 was $1 million, compared to $3 million for 2011. The $2 million decrease is due primarily to the reduced interest paid on our convertible senior notes, which were repurchased in 2011.

	2012	2011
Amortization of debt discount	$—	$6,032

Amortization of debt discount for 2012 was $0 as the amortization period on our convertible senior notes ended as of September 30, 2011.

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

Other expense for 2012 was $1 million, compared to other income of $1 million for 2011. Included in other expense for 2012 were foreign currency losses, partially offset by miscellaneous income. Included in other income for 2011 were foreign currency gains and miscellaneous income.

	2012	2011
Income tax provision	$4,825	$10,157

We recognized income tax expense of $5 million for 2012, resulting in an effective tax rate of 16%, which is the same effective tax rate as 2011.

	2012	2011
Net income attributable to noncontrolling interest	$1,830	$2,770

Net income attributable to noncontrolling interest primarily represents the minority investor’s share of the earnings of certain China subsidiaries for 2012 and 2011 and Eris for part of 2012. During 2012, the Company acquired approximately 51% of the outstanding common stock of Eris, and the income or loss attributable to the 49% noncontrolling interest is included in this account. The joint venture investments were eliminated in the consolidations of our financial statements, and the activities of our subsidiaries were included therein. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements.

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

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. As of December 31, 2013, we have a U.S. credit agreement consisting of a $300 million revolving senior credit facility (the “Revolver”), which includes a $10 million swing line sublimit, a $10 million letter of credit sublimit, and a $20 million alternative currency sublimit. The Revolver matures on January 8, 2018, and as of December 31, 2013, $179 million was outstanding. In addition, we have foreign credit facilities with borrowing capacity of approximately $112 million of which $6 million was outstanding and $7 million was used for import and export guarantees and bank acceptance notes as of December 31, 2013. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. For 2013, 2012 and 2011, our working capital was $493 million, $378 million, and $317 million, respectively. Our working capital increased in 2013 mainly due to the consolidation of BCD’s net assets as a result of the acquisition. Our working capital increased in 2012 primarily due to the increase in cash and cash equivalents, mainly due to a draw down on our previous term loan, and an increase in accounts receivable and inventories, which were partially offset by the increase in accrued liabilities and other current liabilities. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

In 2013, 2012 and 2011, our capital expenditures were $44 million, $60 million and $83 million, respectively, which includes $7 million, $14 million and $18 million of capital expenditures related to the investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”) for 2013, 2012 and 2011, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the U.S. and office buildings in the U.S. and China. Capital expenditures, excluding capital expenditures related to the investment agreement, for 2013 were approximately 5% of our net sales, which was lower than our historical 10% to 12% of net sales model. During 2013, we reduced our capital spending target range. Therefore, for 2014, we expect capital expenditures, excluding capital expenditures related to the investment agreement, to be 5% to 8% of net sales.

During 2010, we announced an investment agreement with the Management Committee of the CDHT. Under this agreement, we have agreed to form a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited, to establish a semiconductor manufacturing facility for surface-mounted component production, assembly and test in Chengdu, China. We initially will own at least 95% of the joint venture. The manufacturing facility will be developed in phases over a ten year period, and in order to qualify for certain financial incentives, we were obligated to contribute at least $48 million to the joint venture by December 31, 2013. The CDHT will grant the joint venture a fifty year land lease, provides temporary facilities for up to three years at a subsidized rent while the joint venture builds the manufacturing facility and provides corporate and employee tax incentives, tax refunds, subsidies and other financial support to the joint venture and its qualified employees. This is a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2013, we have invested $48 million, primarily for capital expenditures.

On March 5, 2013 we completed the acquisition of BCD for an aggregate consideration of approximately $155 million, excluding acquisition costs, fees and expenses. In addition, a $5 million retention plan for employees of BCD, payable at the 12, 18 and 24 month anniversaries of the acquisition, has been established. The acquisition was funded by drawings on our bank credit facility. As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire product lines or companies in order to enhance our portfolio and accelerate our new offerings, which could have a material impact on liquidity and require us to draw down on our credit facilities or increase our borrowings and limits. See Note 17 of the “Notes to Consolidated Financial Statements” of this Annual Report for additional information about BCD and Part I, Item 1 of this Annual Report for additional information about our strategy.

Restricted cash is pledged as collateral when we enter into agreements with banks for certain banking facilities. As of December 31, 2013, restricted cash of $5 million was pledged as collateral for issuance of bank acceptance notes and letters of credit.

As of December 31, 2013, we had short-term investments totaling $23 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit all earned and future interest income.

Discussion of Cash Flows

Cash and cash equivalents have increased from $130 million at December 31, 2011, to $157 million at December 31, 2012, then increased to $192 million at December 31, 2013. The increase from 2011 to 2012 was primarily due to the draw down on a previous term loan. The increase during 2013 was primarily due to cash acquired in connection with the acquisition of BCD.

	Year Ended December 31,
	2013	2012	Change	2012	2011	Change
Net cash provided by operating activities	$109,891	$64,221	$45,670	$64,221	$61,650	$2,571
Net cash used by investing activities	(186,402)	(77,419)	(108,983)	(77,419)	(98,312)	20,893
Net cash provided by (used by) financing activities	112,361	38,542	73,819	38,542	(107,713)	146,255
Effect of exchange rates on cash and cash equivalents	3,664	2,267	1,397	2,267	2,984	(717)

Net increase (decrease) in cash and cash equivalents	$39,514	$27,611	$11,903	$27,611	$(141,391)	$169,002

Operating Activities

Net cash provided by operating activities during 2013 was $110 million, resulting primarily from $24 million of net income in the period, $74 million of depreciation and amortization and $14 million from non-cash share-based compensation, partially offset by changes in operating assets and liabilities. Net cash provided by operating activities was $64 million for 2012 and $62 million for 2011.

Net cash provided by operating activities increased by $46 million from 2012 to 2013. This increase resulted primarily from an increase in non-cash related items such as depreciation, amortization, impairment of goodwill, and changes in operating assets and liabilities.

Net cash provided by operating activities increased by $3 million from 2011 to 2012. This increase resulted primarily from the treatment of certain tax items relating to the retirement of our convertible senior notes in 2011 that did not occur in 2012, partially offset by the decrease in net income (from $54 million in 2011 to $26 million in 2012).

Investing Activities

Net cash used by investing activities for 2013 was $186 million, resulting primarily from $125 million used for acquisitions, net of cash acquired, $47 million in capital expenditures and $23 million used in purchases of short-term investments, partially offset by other investing items.

Net cash used by investing activities for 2012 was $77 million, resulting primarily from $20 million used for acquisitions, net of cash acquired and $58 million in capital expenditures.

Net cash used by investing activities for 2011 was $98 million, resulting primarily from $14 million in purchases of securities and $81 million in capital expenditures.

Financing Activities

Net cash provided by financing activities for 2013 was $112 million, resulting primarily from a $181 million draw down on our Revolver, partially offset by repayments of debt.

Net cash provided by financing activities for 2012 was $39 million, resulting primarily from a $40 million draw down on our previous term loan.

Net cash used by financing activities for 2011 was $108 million, resulting primarily from $135 million in repayments of short-term debt, which was mainly the retirement of our convertible senior notes.

Debt instruments

On January 8, 2013, we and Diodes International B.V. (the “BV Entity”) (collectively with us, the “Borrowers”) and certain subsidiaries of ours as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with Bank of America and other participating lenders (collectively, the “Lenders”). Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement.

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

The B.V. Entity’s obligations under the Credit Agreement are guaranteed by us. Each Borrower’s obligations under the Credit Agreement are guaranteed by certain of that Borrower’s subsidiaries. The Borrower’s obligations under the Credit Agreement are secured by substantially all assets of the Borrowers and certain of their subsidiaries.

Under the Revolver, the Borrowers may borrow through Base Rate Loans (as defined) in United States Dollars (“USD”) or through Eurocurrency Rate Loans (as defined) in USD, Euros, British Pounds Sterling or another currencies approved by the Lenders subject, as to all currencies other than USD, to the Alternative Currency sublimit. Base Rate Loans bear interest at a fluctuating rate per annum equal to the sum of (a) the highest of (i) the Federal Funds Rate plus  1⁄2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%, plus (b) an amount between 0.50% per annum and 1.25% per annum, based upon the Borrowers’ and their subsidiaries’ Consolidated Leverage Ratio. Eurocurrency Rate Loans bear interest at LIBOR plus an amount between 1.50% and 2.25% per annum, based upon the Borrowers’ and their subsidiaries’ Consolidated Leverage Ratio.

Incremental Term Loans will be on pricing and amortization terms to be agreed upon.

The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends).

As of December 31, 2013, our U.S., Asia and Europe subsidiaries had available lines of credit of up to an aggregate of approximately $112 million, with several financial institutions. These lines of credit are unsecured, uncommitted and, in some instances, may be repayable on demand, except for two Taiwanese credit facilities that are collateralized by assets. Loans under these lines of credit bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2013, there was $6 million outstanding on these lines of credit, and the interest rates ranged from 1.4% to 3.3%. See Note 7 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

During 2013, we entered into a net settlement agreement with China Construction Bank (“CCB”) whereby CCB loaned us $20 million and we in turn invested the same $20 million with CCB. The principal of the $20 million investment is guaranteed by CCB and is collateral for the $20 million loan. The net interest income realized by the investment was immaterial as of December 31, 2013. The investment and the offsetting loan are non-cancelable, will mature in June 2014 and are shown net of each other on the balance sheet.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provided off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, hedging or research and development services, that could expose us to liability that is not reflected on the face of our financial statements. During 2013, we entered into a net settlement agreement with CCB whereby CCB loaned us $20 million and we in turn invested the same $20 million with CCB. The principal of the $20 million investment is guaranteed by CCB and is collateral for the $20 million loan. The net interest income realized by the investment was immaterial as of December 31, 2013. The investment and the offsetting loan are non-cancelable, will mature in June 2014 and are shown net of each other on the balance sheet as the Company believes the arrangement qualifies for the offsetting provisions in GAAP.

Contractual Obligations

The following table represents our contractual obligations as of December 31, 2013:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$183,926	$1,127	$1,699	$180,116	$984
Capital leases	704	305	380	19	—
Operating leases	29,489	8,247	12,628	8,614	—
Defined benefit obligations	19,200	3,200	6,400	6,400	3,200
Purchase obligations	8,622	8,622	—	—	—

Total obligations	$241,941	$21,501	$21,107	$195,149	$4,184

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

Revenue recognition

Revenue is recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when product is shipped to the customer or when product is delivered to the customer. Generally, we recognize revenue upon shipment to manufacturers (direct ship) as well as upon sales to distributors using the “sell in” model, which is when product is shipped to the distributors (point of purchase).

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

We record allowances/reserves for the following items: (i) ship and debit, which arise when we, from time to time based on market conditions, issue credit to certain distributors upon their shipments to their end customers, (ii) stock rotation, which are contractual obligations that permit certain distributors, up to four times a year, to return a portion of their inventory based on historical shipments to them in exchange for an equal and offsetting order, and (iii) price protection, which arise when market conditions cause average selling prices to decrease and we issue credit to certain distributors on their inventory.

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

Goodwill and other indefinite lived intangible assets

Goodwill is tested for impairment on an annual basis, on October 1, and between annual tests if indicators of potential impairment exist. We use the simplified goodwill impairment test, which allows us to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. We are required to perform step one and calculate the fair value of our reporting units only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying value (that is, a likelihood of more than 50%). The qualitative analysis, which is referred to as step zero is performed, and the Company considers all relevant factors specific to its reporting units. Some factors considered in step zero are macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit and other relevant entity-specific events. If any reporting unit fails step zero, its goodwill and other indefinite lived intangible assets will be tested using the two-step process. The first step requires a comparison of the fair value of the reporting unit to the respective carrying value. If the reporting unit fails step one, meaning that its carrying value exceeds its fair value, then the second step must be performed. The second step computes the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss will be recognized.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates, primarily in Asia and Europe. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have a material adverse impact upon our financial results. Certain of our assets, including certain bank accounts and accounts receivable, and liabilities exist in non-U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar and the British Pound Sterling and, to a lesser extent, the Japanese Yen, the Euro and the Hong Kong dollar. In the future, we may enter into hedging arrangements designed to mitigate foreign currency fluctuations. See “Risk Factors – We are subject to foreign currency risk as a result of our international operations.” in Part I, Item 1A of this Annual Report for additional information.

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

Foreign Currency Denominated Defined Benefit Plans

We have a contributory defined benefit plan that covers certain employees in the U.K., which is closed to new entrants and frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. December 31 is our annual measurement date and on the measurement date, defined benefit plan assets are determined based on fair value. Defined benefit plan assets consist primarily of high quality corporate bonds and stocks that are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating to the terms of the related pension liability. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.

As of December 31, 2013, the plan was underfunded and a liability of approximately $33 million was reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $28 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of less than $1 million. The weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2013 was 4.6%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce/increase annual benefit cost by less than $1 million. A 0.2% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would increase/(decrease) the year-end projected benefit obligation by approximately $5 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net period benefit cost by approximately $1 million. The asset value of the defined benefit plan has been volatile in recent years due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors—Due to the recent fluctuations in the United Kingdom’s equity markets and bond markets, changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Interest Rate Risk

We have credit facilities with financial institutions in the U.S., Asia and Europe as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As a matter of policy, we do not enter into derivative transactions for speculative purposes. As of December 31, 2013, our outstanding principal debt included $179 million outstanding under our revolving senior credit facility, $6 million outstanding under foreign lines of credit and $7 million used for import and export guarantees and bank acceptance notes. Based on an increase or decrease in interest rates by 1.0% for the year on our credit facilities, our annual interest rate expense would increase or decrease by less than $1 million.

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

Inflation Risk

Inflation did not have a material effect on net sales or net income in fiscal year 2013. A significant increase in inflation could affect future performance.

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

Item 8.	Financial Statements and Supplementary Data.

See Part IV, Item 15 “Exhibits and Financial Statement Schedules” for the Company’s Consolidated Financial Statements and the notes and schedules thereto filed as part of this Annual Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.	Controls and Procedures.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning the directors, executive officers and corporate governance of the Company is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in the definitive proxy statement of the Company to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 within 120 days after the Company’s fiscal year end of December 31, 2013, for its annual stockholders’ meeting for 2014 (the “Proxy Statement”).

We have adopted a code of ethics that applies to our Chief Executive Officer and senior financial officers. The code of ethics has been posted on our website under the Corporate Governance portion of the Investor Relations section at www.diodes.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provisions of our code of ethics on our website.

Item 11.	Executive Compensation.

The information concerning executive compensation is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the section entitled “General Information – Security Ownership of Certain Beneficial Owners and Management” and “Proposal One—Election of Directors” contained in the Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

The information concerning certain relationships, related transactions and director independence is incorporated herein by reference from the section entitled “Proposal One – Election of Directors – Certain Relationships, Related Transactions and Director Independence” and “Proposal One – Elections of Directors” contained in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

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

(c)	Financial Statements of Unconsolidated Subsidiaries and Affiliates

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Diodes Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also include performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Diodes Incorporated and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams, LLP

Los Angeles, California

February 27, 2014

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands) December 31,	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$196,635	$157,121
Short-term investments	22,922	—
Accounts receivable, net	192,267	152,073
Inventories	180,396	153,293
Deferred income taxes, current	10,513	9,995
Prepaid expenses and other	47,352	18,928

Total current assets	650,085	491,410

PROPERTY, PLANT AND EQUIPMENT, net	322,013	243,296
DEFERRED INCOME TAXES, non-current	28,237	36,819
OTHER ASSETS
Goodwill	84,714	87,359
Intangible assets, net	53,571	44,337
Other	23,638	16,842

Total assets	$1,162,258	$920,063

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Amounts in thousands, except share data) December 31,	2013	2012
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Lines of credit and short-term debt	$5,814	$7,629
Accounts payable	89,212	64,072
Accrued liabilities	60,684	41,139
Income tax payable	1,206	678

Total current liabilities	156,916	113,518

LONG-TERM DEBT, net of current portion	182,799	44,131
OTHER LONG-TERM LIABILITIES	78,866	41,974

Total liabilities	418,581	199,623

COMMITMENTS AND CONTINGENCIES (see note 16)
EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock—par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—par value $0.66 2/3 per share; 70,000,000 shares authorized; 46,680,973 and 46,010,815 issued and outstanding at December 31, 2013 and 2012, respectively	31,120	30,674
Additional paid-in capital	289,668	280,571
Retained earnings	426,328	399,796
Accumulated other comprehensive loss	(44,374)	(33,856)

Total Diodes Incorporated stockholders’ equity	702,742	677,185
Noncontrolling interest	40,935	43,255

Total equity	743,677	720,440

Total liabilities and equity	$1,162,258	$920,063

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data) Years ended December 31,	2013	2012	2011
NET SALES	$826,846	$633,806	$635,251
COST OF GOODS SOLD	589,010	472,220	441,554

Gross profit	237,836	161,586	193,697
OPERATING EXPENSES
Selling, general and administrative	132,106	101,363	89,974
Research and development	48,302	33,761	27,231
Amortization of acquisition related intangible assets	8,078	5,122	4,503
Impairment of goodwill	5,318	—	—
Restructuring	1,535	—	—
Loss (gain) on sale of assets	216	(3,556)	—

Total operating expenses	195,555	136,690	121,708

Income from operations	42,281	24,896	71,989
OTHER INCOME (EXPENSES)
Interest income	1,274	778	1,024
Interest expense	(5,580)	(876)	(3,139)
Amortization of debt discount	—	—	(6,032)
Gain (loss) on securities carried at fair value	601	7,100	(1,039)
Other	9	(1,091)	861

Total other income (expenses)	(3,696)	5,911	(8,325)
Income before income taxes and noncontrolling interest	38,585	30,807	63,664
INCOME TAX PROVISION	14,481	4,825	10,157

NET INCOME	24,104	25,982	53,507
Less: NET (INCOME) LOSS attributable to noncontrolling interest	2,428	(1,830)	(2,770)

NET INCOME attributable to common stockholders	$26,532	$24,152	$50,737

EARNINGS PER SHARE attributable to common stockholders
Basic	$0.57	$0.53	$1.12

Diluted	$0.56	$0.51	$1.09

Number of shares used in computation
Basic	46,363	45,780	45,202

Diluted	47,658	46,899	46,713

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended December 31,
	2013	2012	2011
Net income	$24,104	$25,982	$53,507
Translation adjustment	6,453	7,317	(690)
Unrealized gain (loss) on defined benefit plan, net of tax	(16,971)	(5,411)	10,008

Comprehensive income	13,586	27,888	62,825
Less: Comprehensive (income) loss attributable to noncontrolling interest	2,428	(1,830)	(2,770)

Total comprehensive income attributable to common stockholders	$16,014	$26,058	$60,055

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands) Years ended December 31, 2011, 2012 and 2013
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total Diodes Incorporated Stockholders’ equity	Noncontrolling interest	Total equity
	Shares	Amount
BALANCE, December 31, 2010	44,663	$29,775	$231,842	$324,907	$(45,080)	$541,444	$11,448	$552,892

Total comprehensive income	—	—	—	50,737	9,318	60,055	2,770	62,825
Dividend to noncontrolling interest	—	—	—	—	—	—	737	737
Common stock issued for share-based plans	769	648	2,886	—	—	3,534	—	3,534
Excess tax benefit from share-based compensation	—	—	15,024	—	—	15,024	—	15,024
Share-based compensation	—	—	13,703	—	—	13,703	—	13,703

BALANCE, December 31, 2011	45,432	$30,423	$263,455	$375,644	$(35,762)	$633,760	$14,955	$648,715

Total comprehensive income	—	—	—	24,152	1,906	26,058	1,830	27,888
Acquisition of noncontrolling interest	—	—	—	—	—	—	26,470	26,470
Common stock issued for share-based plans	579	251	1,074	—	—	1,325	—	1,325
Excess tax benefit from share-based compensation	—	—	1,644	—	—	1,644	—	1,644
Share-based compensation	—	—	14,398	—	—	14,398	—	14,398

BALANCE, December 31, 2012	46,011	$30,674	$280,571	$399,796	$(33,856)	$677,185	$43,255	$720,440

Total comprehensive income	—	—	—	26,532	(10,518)	16,014	(2,428)	13,586
Acquisition of noncontrolling interest	—	—	—	—	—	—	108	108
Common stock issued for share-based plans	670	446	2,189	—	—	2,635	—	2,635
Excess tax benefit from share-based compensation	—	—	(6,643)	—	—	(6,643)	—	(6,643)
Share-based compensation	—		13,551	—	—	13,551	—	13,551

BALANCE, December 31, 2013	46,681	$31,120	$289,668	$426,328	$(44,374)	$702,742	$40,935	$743,677

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) Years ended December 31,	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,104	$25,982	$53,507
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	65,529	59,063	56,927
Amortization of intangibles	8,078	5,130	4,511
Impairment of goodwill	5,318	—	—
Amortization of convertible senior notes issuance costs	—	—	412
Amortization of discount on convertible senior notes	—	—	6,032
Share-based compensation	13,551	14,398	13,703
Excess tax benefit from share-based compensation	6,643	(1,644)	(15,024)
Loss (gain) on disposal of property, plant and equipment	270	(3,554)	31
Loss (gain) on securities carried at fair value	(601)	(7,100)	1,039
Deferred income taxes	(1,959)	(13,051)	(21,916)
Other	3,069	(334)	(297)
Changes in operating assets:
Accounts receivable	(18,241)	(6,360)	(4,406)
Inventories	14,860	(5,492)	(20,187)
Prepaid expenses and other current assets	(3,803)	3,162	(7,483)
Changes in operating liabilities:
Accounts payable	(8,594)	(7,440)	(3,584)
Accrued liabilities	171	2,257	(8,513)
Other liabilities	1,957	(4,179)	3,069
Income taxes payable	(461)	3,378	3,829

Net cash provided by operating activities	109,891	64,216	61,650

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(124,916)	(20,048)	—
Decrease in restricted cash	6,886	—	—
Purchase of short-term investments	(22,922)	—	—
Purchases of equity securities	(5,393)	(3,413)	(14,117)
Proceeds from sale of equity securities	7,458	—	—
Purchases of property, plant and equipment	(47,054)	(58,166)	(80,941)
Proceeds from sales of property, plant and equipment	59	1,969	40
Proceeds from sales of intangibles	—	2,122	—
Other	(520)	117	(3,294)

Net cash used by investing activities	(186,402)	(77,419)	(98,312)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance on lines of credit and short term debt	15,101	3,659	8,000
Repayments on lines of credit and short-term debt	(34,573)	(9,556)	—
Net proceeds from the issuance of common stock	2,635	1,318	3,526
Excess tax benefit from share-based compensation	(6,643)	1,644	15,024
Proceeds from long-term debt	181,000	71,720	—
Repayments of long-term debt	(42,145)	(30,445)	(134,706)
Repayments of capital lease obligations	(627)	(295)	(285)
Other	(2,387)	502	728

Net cash provided by (used by) financing activities	112,361	38,547	(107,713)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,664	2,267	2,984

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,514	27,611	(141,391)
CASH AND CASH EQUIVALENTS, beginning of year	157,121	129,510	270,901

CASH AND CASH EQUIVALENTS, end of year	$196,635	$157,121	$129,510

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands) Years ended December 31,	2013	2012	2011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,373	$914	$3,322

Income taxes	$10,396	$17,086	$12,118

Non-cash activities:
Property, plant and equipment purchased on accounts payable	$2,714	$(1,957)	$(1,934)

Acquisition:
Fair value of assets acquired	$247,012	$76,438	$—
Liabilities assumed	(92,277)	(13,924)	—
Cash acquired	(29,819)	6,108	—

Net assets acquired	$124,916	$68,622	$—

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

The Company records allowances/reserves for the following items: (i) ship and debit, which arise when the Company, from time to time based on market conditions, issues credit to certain distributors upon their shipments to their end customers, (ii) stock rotation, which are contractual obligations that permit certain distributors, up to four times a year, to return a portion of their inventory based on historical shipments to them in exchange for an equal and offsetting order, and (iii) price protection, which arise when market conditions cause average selling prices to decrease and the Company issues credit to certain distributors on their inventory.

Ship and debit reserves are recorded as a reduction to net sales with a corresponding reduction to accounts receivable. Stock rotation reserves are recorded as a reduction to net sales with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. Price protection reserves are recorded as a reduction to net sales with a corresponding increase in accrued liabilities. Revenue is reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $68 million, $48 million and $41 million in 2013, 2012 and 2011, respectively.

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

Allowance for doubtful accounts – The Company evaluates the collectability of its accounts receivable based upon a combination of factors, including the current business environment and historical experience. If the Company is aware of a customer’s inability to meet its financial obligations, it records an allowance to reduce the receivable to the amount it reasonably believes will be collected from the customer. For all other customers, the Company records an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of valuation allowance, which were approximately $2 million in 2013, 2012 and 2011.

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

Goodwill and other indefinite lived intangible assets – Goodwill is tested for impairment on an annual basis, on October 1, and between annual tests if indicators of potential impairment exist. For 2013 and 2012, the Company used the simplified goodwill impairment test, which allows the Company to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. The Company is required to perform step one and calculate the fair value of its reporting units only if the Company concludes that it is more likely than not (that is, a likelihood of more than 50%) that a reporting unit’s fair value is less than its carrying value. The qualitative analysis, which is referred to as step zero, was performed and the Company considered all relevant factors specific to its reporting units. Some factors considered in step zero were macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit and other relevant entity-specific events.

For 2013, the Company’s step zero conclusion was that goodwill is more likely than not to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business) for all reporting units except for one. The reporting unit for Eris Technology Corporation failed the step zero test. Therefore, its goodwill and other indefinite lived intangible assets were tested using the two-step process. The first step required comparison of the fair value of the reporting unit to the respective carrying value. The reporting unit failed step one as the fair value of the

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

reporting unit was less than the carrying value. The second step was then performed to compute the amount of impairment, if any. In the second step, the impairment was computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. In this case, the carrying amount of the reporting unit’s goodwill exceeded its implied fair value, and therefore an impairment loss was recognized for the excess in the amount of $5 million. In addition, all the other indefinite lived assets, such as trade name for Eris were not impaired.

For 2012, the Company’s conclusion of step zero was that goodwill is deemed to be not impaired and no further testing was required until the next annual test date.

Impairment of long-lived assets – The Company’s long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2013, the Company expects the remaining carrying value of assets to be recoverable. No impairment of long-lived assets has been identified during any of the periods presented. The weighted average amortization period for amortizable intangible assets is approximately 8 years.

Business combinations – The Company recognizes all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition-related restructuring costs from acquisition accounting.

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

Research and development costs – Internally-developed research and development costs are expensed as incurred. Acquired in-process research and development (“IPR&D”) is capitalized as an indefinite-lived intangible asset and evaluated periodically for impairment. When the project is completed, an expected life is determined and the IPR&D is amortized as an expense over the expected life.

Shipping and handling costs – Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were $10 million, $6 million and $5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company currently maintains substantially all of its day-to-day cash balances and short-term investments with major financial institutions. Cash balances are usually in excess of Federal and/or foreign deposit insurance limits.

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

Earnings per share – Basic earnings per share is calculated by dividing net earnings attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. Earnings per share are computed using the “treasury stock method.”

For the three years ended December 31, 2013, 2012 and 2011, options and share grants outstanding for 2 million shares, of common stock have been excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

	Year Ended December 31,
	2013	2012	2011
Basic
Weighted average number of common shares outstanding used in computing basic earnings per share	46,363	45,780	45,202

Net income attributable to common stockholders	$26,532	$24,152	$50,737

Basic earnings per share attributable to common stockholders	$0.57	$0.53	$1.12

Diluted
Weighted average number of common shares outstanding used in computing basic earnings per share	46,363	45,780	45,202
Add: Assumed exercise of stock options and stock awards	1,295	1,119	1,511

Weighted average number of common shares outstanding used in computing diluted earnings per share	47,658	46,899	46,713

Net income attributable to common stockholders	$26,532	$24,152	$50,737

Diluted earnings per share attributable to common stockholders	$0.56	$0.51	$1.09

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

Functional currencies and foreign currency translation – The functional currency for most of the Company’s international operations is the U.S. dollar. In some cases, the Company enters into transactions involving foreign currencies. Some subsidiaries functional currency is their local currency, as the Company believes it is the appropriate currency. The Company believes the New Taiwan (“NT”) dollar is the functional currency for its Taiwan based entities and the British Pound Sterling (“GBP”) is the functional currency for its U.K. based entities, which most appropriately reflects the current economic facts and circumstances of their operations. Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Income and expense accounts denominated in foreign currencies are translated at the

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets. Included in other income are foreign exchange losses of $1 million, $2 million and $1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company uses the U.S. dollar as the functional currency for its Hong Kong based entities and the majority of its mainland China entities as substantially all monetary transactions are made in U.S. dollars, and other significant economic facts and circumstances currently support that position. Some of the Company’s mainland China entities use the Chinese Yuan. As these factors may change in the future, the Company periodically assesses its position with respect to the functional currency of its foreign subsidiaries.

Defined benefit plan – The Company maintains pension plans covering certain of its employees in the U.K. The overfunded or underfunded status of pension and postretirement benefit plans are recognized on the balance sheet. Actuarial gains and losses, prior service costs or credits, are recognized in other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. For financial reporting purposes, the net pension and supplemental retirement benefit obligations and the related periodic pension costs are calculated based upon, among other things, assumptions of the discount rate for plan obligations, estimated return on pension plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.

Investment in joint ventures – Investment in joint ventures over which the Company does have the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. These investments are evaluated for impairment, in which an impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be “other than temporary.” In judging “other than temporary,” the Company would consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and the Company’s longer-term intent of retaining the investment in the investee.

Noncontrolling interest – Noncontrolling interest (previously referred to as minority interest) primarily relates to the minority investors’ share of the earnings of certain China and Taiwan subsidiaries. Noncontrolling interests are a separate component of equity and not a liability, the amount of which increases or decreases with changes in the Company’s ownership interest of the subsidiaries, that leave control intact, be treated as equity transactions, rather than step acquisitions or diluted gain or losses. The noncontrolling interest in the Company’s subsidiaries and their equity balances are reported separately in the consolidated financial statements, and activities of these subsidiaries are included therein.

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

Comprehensive income (loss) – GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of accumulated other comprehensive income or

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

loss include foreign currency translation adjustments and unrealized gain or loss on defined benefit plan. Accumulated other comprehensive loss was $(44) million, $(34) million and $(36) million at December 31, 2013, 2012 and 2011, respectively.

There is no income tax expense or benefit associated with each component of comprehensive income. As of December 31, 2013, the accumulated balance for each component of comprehensive income are as follows:

	2013	2012
Translation adjustment	$(16,210)	$(22,663)
Unrealized loss on defined benefit plan	$(28,164)	$(11,193)

Reclassifications – Certain amounts from prior periods have been reclassified to conform to the current years’ presentation such as schedules included in the notes to consolidated financial statements.

Recently issued accounting pronouncements – In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU No. 2013-05 provides additional guidance with respect to the reclassification into income of the cumulative translation adjustment (“CTA”) recorded in accumulated other comprehensive income associated with a foreign entity of a parent company. This ASU differentiates between transactions occurring within a foreign entity and transactions affecting an investment in a foreign entity. For transactions within a foreign entity, the full CTA associated with the foreign entity would be reclassified into income only when the sale of a subsidiary or group of net assets within the foreign entity represents the substantially complete liquidation of that foreign entity. For transactions affecting an investment in a foreign entity (for example, control or ownership of shares in a foreign entity), the full CTA associated with the foreign entity would be reclassified into income only if the parent no longer has a controlling interest in that foreign entity as a result of the transaction. In addition, acquisitions of a foreign entity completed in stages (also known as step acquisitions) could trigger the release of CTA associated with an equity method investment in that entity at the point a controlling interest in the foreign entity is obtained. This ASU is effective prospectively beginning January 1, 2014, with early adoption permitted. This ASU could impact the Company’s consolidated financial results in the event of a transaction as described above.

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

Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs—Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

As of December 31, 2013, the Company had investments in trading securities and short-term investments. Trading securities were purchased on the open market and unrealized gains and losses are included in other income (expense). The trading securities are valued under the fair value hierarchy using Level 1 Inputs. Short-term investments of $22 million consist of investments such as time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, the Company can access these investments in a relatively short amount of time but in doing so it generally forfeits all earned and future interest income. The short-term investments are valued under the fair value hierarchy using Level 2 Inputs.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Financial assets and liabilities carried at fair value as of December 31, 2013 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Trading securities	$5,634	$5,634	$—	$—	$235
Short-term investments	22,922	—	22,922	—	—

During 2013, the Company entered into a net settlement agreement with China Construction Bank (“CCB”) whereby CCB loaned the Company $20 million and the Company in turn invested the same $20 million with CCB. The principal of the $20 million investment is guaranteed by CCB and is collateral for the $20 million loan. The Company believes that the $20 million investment and loan approximate fair value. The net interest income, which is guaranteed by CCB, realized by the investment was immaterial as of December 31, 2013. The investment and the offsetting loan are non-cancelable, will mature in June 2014 and are shown net of each other on the balance sheet as the Company believes the arrangement qualifies for the offsetting provisions in GAAP.

As of December 31, 2012, the Company had investments in shares of common stock of BCD Semiconductor Manufacturing Limited (“BCD”), which were purchased on the open market and records unrealized gains and losses in other income (expense). The shares of common stock are valued under the fair value hierarchy using Level 1 Inputs. See Note 17 for further information about BCD.

Financial assets and liabilities carried at fair value as of December 31, 2012 are classified in the following table:

Trading Securities	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
BCD common stock	$7,092	$7,092	$—	$—	$3,679

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The Company believes its long-term debt under its revolving credit facility approximates fair value and is valued under the fair value hierarchy using Level 2 Inputs and a discounted cash flow model. Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2013 and 2012. Certain non-financial assets and non-financial liabilities are measured at fair value on a recurring and non-recurring basis include goodwill, other intangible assets and other non-financial long-lived assets.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost or market value, at December 31 were:

	2013	2012
Finished goods	$67,487	$59,319
Work-in-progress	43,031	30,564
Raw materials	69,878	63,410

	$180,396	$153,293

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 were:

	2013	2012
Buildings and leasehold improvements	$107,342	$53,068
Machinery and equipment	549,971	465,106

	657,313	518,174
Less: Accumulated depreciation and amortization	(386,455)	(322,403)

	270,858	195,771
Construction in-progress	34,922	31,227
Land	16,233	16,298

	$322,013	$243,296

Depreciation and amortization of property, plant and equipment was $66 million, $59 million and $57 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets subject to amortization at December 31 were as follows:

December 31, 2013
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets:
Patents	5-15 years	$11,812	$(6,274)	$(228)	$5,310
Software license	3 years	1,212	(1,149)	(63)	—
Developed product technology	2-10 years	53,508	(20,654)	(5,516)	27,338
Customer relationships	12 years	20,393	(4,168)	(1,193)	15,032

Total amortized intangible assets:		$86,925	$(32,245)	$(7,000)	$47,680

Intangible assets with indefinite lives:
Trademarks and trade names	Indefinite	$6,403	$—	$(512)	$5,891

Total Intangible assets with indefinite lives:		$6,403	$—	$(512)	$5,891

Total intangible assets:		$93,328	$(32,245)	$(7,512)	$53,571

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

Amortization expense related to intangible assets subject to amortization was $8 million, $5 million and $5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Amortization of intangible assets through 2018 is as follows:

Years
2014	$7,973
2015	7,513
2016	7,121
2017	6,466
2018	5,402

NOTE 6 – GOODWILL

Changes in goodwill for the years ended December 31 were as follows:

Balance at December 31, 2011	$67,818
Acquisitions	16,913
Currency exchange	2,628

Balance at December 31, 2012	$87,359

Acquisitions	2,518
Impairment	(5,318)
Currency exchange	155

Balance at December 31, 2013	$84,714

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 7 – BANK CREDIT AGREEMENTS AND OTHER SHORT-TERM AND LONG-TERM DEBT

Lines of Credit – The Company maintains lines of credit with several financial institutions through its entities worldwide totaling $112 million. These lines of credit, are collateralized by each subsidiary’s premises, are unsecured, uncommitted and, in some instances, may be repayable on demand.

Revolving Senior Credit Facility – On January 8, 2013, the Company and Diodes International B.V. (the “Foreign Borrower” and collectively with the Company, the “Borrowers”) and certain subsidiaries of the Company as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) and other participating lenders (collectively, the “Lenders”).

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

Under the Revolver, the Borrowers may borrow in United States Dollars (“USD”), Euros, British Pounds Sterling or another currency approved by the Lenders. Borrowed amounts bear interest at a rate per annum equal to the sum of (a) the highest of (i) the Federal Funds Rate plus  1⁄2 of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%, plus (b) an amount between 0.50% per annum and 1.25% per annum, based upon the Borrowers’ and their subsidiaries’ Consolidated Leverage Ratio. Eurocurrency loans bear interest at LIBOR plus an amount between 1.50% and 2.25% per annum, based upon the Borrowers’ and their subsidiaries’ Consolidated Leverage Ratio.

Incremental Term Loans will be on pricing and amortization terms to be agreed upon.

The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restrictive payments (including dividends).

In connection with the acquisition of BCD, the Company drew down on the Revolver to fund the acquisition and pay for costs associated with the acquisition. See Note 17 for further information about the acquisition of BCD.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Term Loan – On November 25, 2009 the Company entered into a credit agreement with Bank of America, as modified by a certain amendments, including the Sixth Amendment to Credit Agreement dated as of April 30, 2012. The Fifth Amendment added an additional borrower, the Foreign Borrower, and provided for an additional term loan in the amount of $40 million (the “Term Loan”). The Term Loan bore interest at a rate per annum equal to the Eurocurrency Rate (as defined) plus 1.25% per annum. On February 1, 2012, the Foreign Borrower drew down the full $40 million.

As part of the Credit agreement, the Company’s Term Loan was terminated with no penalties and on January 8, 2013, the Company drew down $45 million on the Revolver to retire the Term Loan and pay fees and expenses in connection with entering into the Credit Agreement.

The credit unused and available under the various facilities as of December 31, 2013, was $220 million (net of $7 million credit used for import and export guarantee), as follows:

2013 Lines of Credit		Outstanding at December 31,
	Terms	2013	2012
$112,023	Unsecured, interest at LIBOR plus margin, due quarterly	$5,814	$5,629
—	Secured, interest at LIBOR plus margin, due monthly	—	2,000

$112,023		$5,814	$7,629

Long-term debt – The balances as of December 31, consist of the following:

	2013	2012
Notes payable to Taiwan bank, principal amount of TWD 158 million, variable interest (approximately 2.1% and 3.3% as of December 31, 2013 and 2012, respectively), of which TWD 132 million matures on July 6, 2021, and TWD 26 million matured July 6, 2013, secured by land and building.	2,500	2,979
Notes payable to Taiwan banks, variable interest between 1.8% and 2.5% as of December 31, 2013, maturity dates range from 2013 to 2023, secured by land, building and equipment.	2,426	2,215
Revolver	179,000	—
Term Loan	—	40,000

Total long-term debt	183,926	45,194
Less: Current portion	(1,127)	(1,063)

Long-term debt, net of current portion	$182,799	$44,131

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The annual contractual maturities of long-term debt at December 31, 2013 are as follows:

2014	1,127
2015	1,132
2016	567
2017	555
2018	179,561
Thereafter	984

Total long-term debt	$183,926

During 2013, the Company entered into a net settlement agreement with CCB whereby CCB loaned the Company $20 million and the Company in turn invested the same $20 million with CCB. The principal of the $20 million investment is guaranteed by CCB and is collateral for the $20 million loan. The net interest income realized by the investment was immaterial as of December 31, 2013. The investment and the offsetting loan are non-cancelable, will mature in June 2014 and are shown net of each other on the balance sheet as the Company believes the arrangement qualifies for the offsetting provisions in GAAP.

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

The amount of interest expense, including amortization of debt discount for the liability component and debt issuance costs, for the year ended December 31, 2011 is as follows:

2011
Notes contractual interest expense	$2,267
Amortization of debt discount	6,032
Amortization of debt issuance costs	412

Total	$8,711

NOTE 8 – CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease agreements are summarized as follows:

For years ending December 31,
2014	$305
2015	195
2016	185
2017	19
704
Less: Interest	(40)

Present value of minimum lease payments	664
Less: Current portion	(280)

Long-term portion	$384

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

At December 31, 2013, property under capital leases had a cost of $3 million, and the related accumulated depreciation was $2 million. Depreciation of assets held under capital lease is included in depreciation expense.

NOTE 9 – ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities and other current liabilities at December 31 were:

	2013	2012
Compensation and payroll taxes	$22,414	$12,837
Accrued expenses	23,159	12,338
Accrued pricing adjustments	2,891	1,304
Equipment purchases	7,395	7,081
Accrued professional services	2,215	2,512
Other	2,610	5,067

	$60,684	$41,139

Other long-term liabilities at December 31 were:

	2013	2012
Accrued defined benefit plan	$32,749	$17,853
Unrecognized tax benefits	20,710	14,591
Income tax contingencies	9,829	—
Deferred compensation	3,535	2,213
Other	12,043	7,317

	$78,866	$41,974

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company has never declared or paid cash dividends on its Common Stock. The Company’s credit agreement, dated January 8, 2013, with Bank of America N.A. and other lenders parties permits the Company to pay dividends up to $1.5 million per fiscal year to its stockholders so long as it has not defaulted and is in continuing operation at the time of such dividend. The payment of dividends is within the discretion of the Company’s Board of Directors. See Note 7 for additional information regarding the Company’s credit agreements.

NOTE 11 – INCOME TAXES

Income before income taxes	2013	2012	2011
U.S.	$(12,936)	$(24,411)	$(28,238)
Foreign	51,521	55,218	91,902

Total	$38,585	$30,807	$63,664

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The components of the income tax provision (benefit) are as follows for the years ended December 31:

	2013	2012	2011
Current tax provision (benefit)
Federal	$1,315	$1,424	$14,049
Foreign	9,270	10,756	18,324
State	(187)	142	214

	10,398	12,322	32,587
Deferred tax provision (benefit)
Federal	(1,531)	(8,784)	(20,906)
Foreign	(2,197)	(3,247)	(1,165)
State	9	317	(466)

	(3,719)	(11,714)	(22,537)
Liability for unrecognized tax benefits	7,802	4,217	107

Total income tax provision	$14,481	$4,825	$10,157

Effective Tax Rate Reconciliation

Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013		2012		2011
	Amount	Percent of pretax earnings	Amount	Percent of pretax earnings	Amount	Percent of pretax earnings
Federal tax	$13,505	35.0	$10,783	35.0	$22,282	35.0
State income taxes, net of federal tax provision (benefit)	29	0.1	213	0.7	(366)	(0.6)
Foreign income taxed at lower tax rates (1)	(8,363)	(21.7)	(15,515)	(50.4)	(6,356)	(10.0)
U.S. tax impact of foreign operations	911	2.4	496	1.6	1,115	1.8
Foreign tax credits, net of valuation allowance (2)	—	—	3,135	10.2	(5,843)	(9.2)
Goodwill impairment	904	2.3	—	—	—	—
Research and development	(2,294)	(5.9)	—	—	—	—
Liability for unrecognized tax benefits	7,802	20.2	4,217	13.7	107	0.2
U.S. provision-to-return adjustments	554	1.4	(102)	(0.3)	(167)	(0.3)
Other	1,433	3.7	1,598	5.2	(615)	(1.0)

Income tax provision	$14,481	37.5	$4,825	15.7	$10,157	15.9

(1)	The decrease in 2013 compared to 2012 in foreign income taxed at lower tax rates was primarily due to increased earnings in the U.S.
(2)	The change in 2013 was due to the Company not claiming a foreign tax credit in 2013.

Uncertain Tax Positions

In accordance with the provisions related to accounting for uncertainty in income taxes, the Company recognizes the benefit of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

	2013	2012
Balance at January 1,	$14,591	$10,177
Additions based on tax positions related to the current year	3,659	1,593
Additions for prior years tax positions	10,206	3,945
Reductions for prior years tax positions	(7,746)	(1,124)

Balance at December 31,	$20,710	$14,591

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007. During the second quarter of 2013, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. federal income tax return for the 2010 tax year. The examination is ongoing, and the IRS has not proposed adjustments to any tax positions at this time. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from future tax audits. The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. The Company had an insignificant amount of accrued interest and penalties at December 31, 2013, 2012 and 2011.

Deferred Taxes

At December 31, 2013 and 2012, the Company’s deferred tax assets and liabilities are comprised of the following items:

	2013	2012
Deferred tax assets, current
Inventory cost	$6,113	$6,158
Accrued expenses and accounts receivable	2,422	2,047
Share based compensation and others	1,978	1,790

Total deferred tax assets, current	$10,513	$9,995

Deferred tax assets, non-current
Foreign tax credits	$20,911	$20,537
Research and development tax credits	5,460	4,331
Net operating loss carryforwards	13,130	13,977
Accrued pension	17,110	10,089
Share based compensation and others	18,371	21,811

	74,982	70,745
Valuation allowances	(35,908)	(27,022)

Total deferred tax assets, non-current	39,074	43,723
Deferred tax liabilities, non-current
Plant, equipment and intangible assets	(10,837)	(6,904)

Total deferred tax liabilities, non-current	(10,837)	(6,904)

Net deferred tax assets, non-current	$28,237	$36,819

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

At December 31, 2013, the Company had federal and state tax credit carryforwards of approximately $27 million and $1 million, respectively which are available to offset future income tax liabilities. The federal tax credit carryforwards begin to expire in 2014 and the state tax credit carryforwards will begin to expire in 2020. The Company determined that it is more likely than not that a portion of its federal foreign tax credit and research credit carryforwards will expire before they are utilized. Accordingly, the Company recorded valuation allowances of $1 million, $4 million and $1 million during the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $33 million and $17 million, respectively, which are available to offset future taxable income. The federal NOL carryforwards will begin to expire in 2018. The Company determined that it is more likely than not that the federal NOL carryforwards will be utilized; thus, no valuation allowance has been recorded. The state NOL carryforwards will begin to expire in 2014. The Company determined that it is more likely than not that the state NOL carryforwards will expire before they are fully utilized and recorded a full valuation allowance on the state NOL carryforwards in prior years. The Company maintained this full valuation allowance for the year ended December 31, 2013.

Supplemental Information

Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries; accordingly, U.S. taxes are not being recorded on undistributed foreign earnings. As of December 31, 2013, the Company has undistributed earnings from its non-U.S. operations of approximately $430 million (including approximately $45 million of restricted earnings which are not available for dividends). Additional federal and state income taxes of approximately $101 million would be required should such earnings be repatriated to the U.S.

The impact of tax holidays decreased the Company’s tax expense by approximately $2 million, $6 million and $7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the year ended December 31, 2013 was approximately $0.05. The benefit of the tax holidays on basic and diluted earnings per share for the year ended December 31, 2012 was approximately $0.14 and $0.13, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the year ended December 31, 2011 was approximately $0.15. During 2012, the China government began an audit of the Company’s High and New Technology Enterprise status for its largest Chinese subsidiary for 2009-2011 as part of an overall evaluation of the reduced tax rates provided to many high tech companies. This subsidiary has a reduced tax rate of 15%. In April 2013, the Company was notified by the China government that they had completed their tax audit and had concluded that the Company owed additional tax related to tax year 2011 in the amount of $5 million, which was paid during 2013. This subsidiary has been approved for its HNTE status for the tax years 2012-2014. The Company’s other China manufacturing facility has been approved for its HNTE status for the tax years 2011-2013. For 2014 and future years, this facility no longer qualifies for the HNTE status and therefore all of its future and deferred income will be taxed at the statutory tax rate of 25%.

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

Net period benefit costs associated with the defined benefit were less than $1 million for both the years ended December 31, 2013 and 2012, respectively. All unrecognized actuarial gains and losses, prior service costs and accumulated other comprehensive income are eliminated and the balance sheet liability is set equal to the funded status of the defined benefit plan at acquisition date.

The following table summarizes the net periodic benefit costs of the Company’s plan for the years ended December 31, 2013 and 2012:

	Defined Benefit Plan
Components of net periodic benefit cost:	2013	2012
Service cost	$313	$317
Interest cost	5,384	5,638
Recognized actuarial loss	239	(70)
Expected return on plan assets	(5,556)	(5,446)

Net periodic benefit cost	$380	$439

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	Defined Benefit Plan
	2013	2012
Change in benefit obligation:
Beginning balance	$124,751	$109,877
Service cost	313	317
Interest cost	5,384	5,638
Actuarial gain (loss)	21,765	7,134
Benefits paid	(6,719)	(3,506)
Settlements	240	—
Currency changes	3,582	5,291

Benefit obligation at December 31	$149,316	$124,751

Change in plan assets:
Beginning balance—fair value	$106,898	$96,384
Employer contribution	2,960	1,904
Actual return on plan assets	10,987	7,536
Benefits paid	(6,719)	(3,506)
Currency changes	2,441	4,580

Fair value of plan assets at December 31	$116,567	$106,898

Underfunded status at December 31	$(32,749)	$(17,853)

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Based on an actuarial study performed as of December 31, 2013, the plan is underfunded by approximately $33 million and the liability is reflected in the Company’s consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive income was approximately $28 million. The majority of the increase of the underfunded status in 2013 was caused by the change in mortality rates.

The Company applies the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the year ended December 31, 2013, the plan’s total recognized loss increased by $15 million. The variance between the actual and expected return to plan assets during 2013 increased the total unrecognized net loss by $6 million. The total unrecognized net loss is more than 10% of the projected benefit obligation and 10% of the plan assets. Therefore, the excess amount will be amortized over the average term to retirement of plan participants not yet in receipt of pension, which as of December 31, 2013 the average term was 14 years.

The following weighted-average assumptions were used to determine net periodic benefit costs for the year ended December 31:

	2013	2012
Discount rate	4.6%	5.1%
Expected long-term return on plan assets	5.9%	5.6%

The following weighted-average assumption was used to determine the benefit obligations for the year ended December 31:

	2013	2012
Discount rate	4.6%	5.1%

The expected long-term return on plan assets was determined based on historical and expected future returns of the various asset classes. The plan’s investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve its expected long-term return and is currently invested in a variety of funds representing most standard equity and debt security classes. Trustees of the plan may make changes at any time. The following summarizes the plan asset allocations of the assets in the plan and expected long-term return by asset category:

Asset category	Expected long-term return	Assets allocation
Cash	0.5%	2%
Equity securities	7.3%	47%
Debt securities	4.1%	39%
Target return funds	7.3%	12%

Total	5.9%	100%

Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The following summarizes the expected future benefit payments, including future benefit accrual, as of December 31, 2013:

Year
2014	$3,975
2015	3,975
2016	4,571
2017	4,621
2018	4,803
2019-2023	30,921

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

The following table summarizes the major categories of the plan assets:

December 31, 2013
Assets Category	Level 1	Level 2	Level 3	Total
Cash	$2,173	$—	$—	$2,173
Equity securities:
U.K.	27,370	—	—	27,370
North America	9,480	—	—	9,480
Europe (excluding U.K.)	9,160	—	—	9,160
Japan	4,003	—	—	4,003
Pacific Basin (excluding Japan)	3,296	—	—	3,296
Emerging markets	936	—	—	936
Fixed income securities:
Corporate bonds	—	25,808	—	25,808
Index linked securities:
U.K. Treasuries	20,094	—	—	20,094
Other types of investments:
Absolute return funds	14,247	—	—	14,247

Total	$90,759	$25,808	$—	$116,567

Fair value is taken to mean the bid value of securities, as supplied by the fund managers. All the plan’s securities are publically traded and highly liquid. Therefore, the majority of the securities are valued using Level 1 Inputs and one security is valued using Level 2 Inputs using quoted prices for identical or similar securities. The plan does not hold any Level 3 securities. See Note 2 for additional information regarding fair value and Levels 1, 2 and 3.

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

401(k) Retirement Plan

The Company maintains a 401(k) retirement plan (“the Plan”) for the benefit of qualified employees at its U.S. locations. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. The Company currently makes a matching contribution of $1 for every $2 contributed by the participant up to 6% (3% maximum matching) of the participant’s eligible payroll, which vests over four years. In addition, the Company may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan.

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

For the years ended December 31, 2013, 2012 and 2011, total amounts expensed under these plans were approximately $6 million, $5 million and $4 million, respectively.

Deferred Compensation Plan

The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2013, these investments totaled approximately $3 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the deferred compensation plan liabilities.

Share-Based Plans

The Company maintains share-based compensation plans for its Board, officers and key employees, which provide for stock options and stock awards under its 2013 Equity Incentive Plan.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 13 – SHARE-BASED COMPENSATION

The following table shows the total compensation cost charged as an expense for share-based compensation plans, including stock options and share grants, recognized in the statements of income for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Cost of goods sold	$522	$458	$394
Selling, general and administrative expense	11,645	12,715	12,266
Research and development expense	1,384	1,225	1,043

Total share-based compensation expense	$13,551	$14,398	$13,703

Stock Options – Stock options under the Company’s 2001 Omnibus Equity Incentive Plan (“2001 Plan”) generally vest in equal annual installments over a four-year period and expire ten years after the grant date.

In May 2013, the Company’s stockholders approved the Company’s 2013 Equity Incentive Plan (“2013 Plan”). Since the approval of the 2013 Plan, all stock options have been granted under the 2013 Plan, and the Company will not grant any further stock options under its 2001 Plan. Stock options under the 2013 Plan generally vest in equal annual installments over a four-year period and expire eight years after the grant date. For additional information on the 2013 Plan, see the Company’s definitive Proxy Statement filed with the SEC on April 19, 2013.

Share-based compensation expense for stock options granted during 2013, 2012 and 2011 was calculated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2013	2012	2011
Expected volatility	53.36%	53.86%	52.53%
Expected term (years)	7.2	7.5	7.5
Risk free interest rate	1.49%	1.16%	2.37%
Forfeiture rate	0.78%	0.76%	0.47%

Expected volatility – The Company estimates expected volatility using historical volatility. Public trading volume on options in the Company’s stock is not material. As a result, the Company determined that utilizing an implied volatility factor would not be appropriate. The Company calculates historical volatility for the period that is commensurate with the option’s expected term assumption. For 2013, the expected volatility for grants to officers and the Board is 53.36%, while the expected volatility for grants to all other employees is 56.91%.

Expected term – The Company has evaluated expected term based on history and exercise patterns across its demographic population. The Company believes that this historical data is the best estimate of the expected term of a new option. For 2013, the expected term for grants to officers and the Board is 7 years, while the expected term for grants to all other employees is 5 years.

Risk free interest rate – The Company estimate the risk-free interest rate based on zero-coupon U.S. treasury securities for a period that is commensurate with the expected term assumption.

Forfeiture rate—The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest as forfeitures are estimated at the time of grant

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinguished from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. This analysis will be re-evaluated at least annually, and the forfeiture rate for all grants will be adjusted as necessary.

Dividend yield – The Company historically has not paid a cash dividend on its common stock; therefore this input is zero.

The weighted-average grant-date fair value of options granted during 2013, 2012 and 2011 was $12.88, $10.60, and $16.55, respectively. The total cash received from option exercises was $3 million, $1 million and $4 million during 2013, 2012 and 2011, respectively.

For the years ended December 31, 2013, 2012 and 2011, stock option expense was $4 million, $5 million and $5, respectively.

At December 31, 2013, unamortized compensation expense related to unvested options, net of estimated forfeitures, was approximately $6 million. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 2 years.

A summary of the Company’s stock option plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,707	$14.14	5.2	$47,891
Granted	385	29.07
Exercised	(496)	7.17		11,120
Forfeited or expired	(9)	20.80

Outstanding at January 1, 2011	3,587	16.69	5.1	22,299
Exercisable at December 31, 2011	2,622	14.51	3.9	20,201
Outstanding at January 1, 2012	3,587	16.69
Granted	402	19.31
Exercised	(274)	4.81		4,249
Forfeited or expired	(2)	20.10

Outstanding at December 31, 2012	3,713	17.85	5.0	9,744
Exercisable at December 31, 2012	2,715	16.48	3.7	9,472
Outstanding at January 1, 2013	3,713	17.85
Granted	186	23.35
Exercised	(341)	7.70		5,722
Forfeited or expired (1)	(432)	20.34

Outstanding at December 31, 2013	3,126	18.93	4.2	17,461
Exercisable at December 31, 2013	2,509	18.01	3.3	16,144

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

The following table summarizes information about stock options outstanding at December 31, 2013:

Plan	Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price
2001 Plan	$8.14-29.21	2,944	4.0	$18.67
2013 Plan	$23.35	182	7.4	$23.35

The following summarizes information about stock options exercisable at December 31, 2013:

Plan	Range of exercise prices	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
2001 Plan	$8.14-29.21	2,509	3.3	$18.03
2013 Plan	$23.35	—	7.4	$23.35

Share Grants – Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

Since the approval of the 2013 Plan, all share grants have been granted under the 2013 Plan, and the Company will not grant any further share grants under its 2001 Plan.

A summary of the Company’s non-vested share grants in 2013, 2012 and 2011 are presented below:

Restricted Stock Grants	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at January 1, 2011	871	$18.66
Granted	472	25.78
Vested	(274)	20.23
Forfeited	(45)	19.68

Nonvested at December 31, 2011	1024	$21.48	$—
Nonvested at January 1, 2012	1024	$21.48
Granted	482	18.95
Vested	(305)	21.48
Forfeited	(37)	21.67

Nonvested at December 31, 2012	1,164	$20.42	$—
Nonvested at January 1, 2013	1,164	$20.42
Granted	453	24.66
Vested	(428)	19.9	$8,512
Forfeited	(58)	21.66

Nonvested at December 31, 2013	1,131	$22.35	$26,656

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

For each of the years ended December 31 of 2013, 2012 and 2011, there was approximately $9 million of total recognized share-based compensation expense related to restricted stock arrangements granted under the plans. The total unrecognized share-based compensation expense as of December 31, 2013 was approximately $20 million, which is expected to be recognized over a weighted average period of approximately 2 years.

On September 22, 2009, the Company entered into an employment agreement (the “Agreement”) with Dr. Keh-Shew Lu, President and Chief Executive Officer of the Company (the “Employee”), pursuant to which he will continue to be employed by the Company in such positions for an additional six-year term. As part of the Agreement, the Company and the Employee entered into a Stock Award Agreement that provides that: (i) the Company shall grant to the Employee 100,000 shares of Common Stock in the form of restricted stock awards on each of April 14, 2010, 2011, 2012, 2013, 2014 and 2015; (ii) each such installment would vest only if the Company achieved $1 billion net sales; (iii) upon the termination of the Employee’s employment, the Company’s obligation to grant any subsequent installment would terminate; and (iv) any granted shares would be automatically forfeited and returned to the Company if the Employee’s employment with the Company is terminated before the Company achieves the specified target amount of net sales, except in the case of death or disability (as defined) in which case the granted shares would become fully vested on the date of death or disability. The estimated fair value of this grant is approximately $12 million and is being expensed on a straight line basis through April 14, 2015. As of December 31, 2013, four annual installments have been granted and are included in the above table as granted but not vested. As of December 31, 2013, no installments have vested.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company conducts business with a related party company, Lite-On Semiconductor Corporation, and its subsidiaries and affiliates (“LSC”). LSC is the Company’s largest stockholder, owning 18% of the Company’s outstanding Common Stock as of December 31, 2013, and is a member of the Lite-On Group of companies. C.H. Chen, the Company’s former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and Lite-On Technology Corporation. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation, a significant shareholder of LSC. Dr. Keh-Shew Lu, the Company’s President and Chief Executive Officer and a member of its Board of Directors, is a member of the Board of Directors of Lite-On Technology Corporation. L.P. Hsu, a member of the Board of Directors since May 2007 serves as a consultant to Lite-On Technology Corporation. The Company considers its relationship with LSC, a member of the Lite-On Group of companies, to be mutually beneficial and the Company plans to continue its strategic alliance with LSC.

The Company also conducts business with a significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is the Company’s 5% joint venture partner in the Company’s Shanghai manufacturing facilities.

The Audit Committee of the Company’s Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

Lite-On Semiconductor Corporation (LSC) – The Company sold products to LSC totaling approximately 1% of its net sales for the years ended December 31, 2013, 2012 and 2011, respectively. Also for the years ended December 31, 2013, 2012 and 2011, 2%, 3% and 5%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC one of the Company’s largest suppliers. The Company also rented warehouse space in Hong Kong, which the lease term ended March 2011 from a member of the Lite-On Group.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Net sales to, and purchases from, LSC were as follows for years ended December 31:

	2013	2012	2011
Net sales	$770	$1,054	$1,980
Purchases	$35,329	$33,928	$37,879

Keylink International (B.V.I.) Inc. – The Company sells products to, and purchases inventory from, companies owned by Keylink. The Company sold products to companies owned by Keylink, totaling 1%, 3% and 2% of net sales for the years ended December 31, 2013, 2012 and 2011, respectively. Also for the years ended December 31, 2013, 2012 and 2011, 1% of the Company’s net sales were from semiconductor products purchased from companies owned by Keylink. In addition, the Company’s subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of their manufacturing process (metal plating and environmental services) to, Keylink. The Company also pays a consulting fee to Keylink. The aggregate amounts for these services for the years ended December 31, 2013, 2012 and 2011 were $17 million, $16 million and $17 million, respectively.

Net sales to, and purchases from, companies owned by Keylink were as follows for years ended December 31:

	2013	2012	2011
Net sales	$10,559	$19,336	$11,965
Purchases	$8,030	$7,826	$11,168

Accounts receivable from, and accounts payable to, LSC and Keylink were as follows as of December 31:

		2013	2012
Accounts receivable
	LSC	$140	$204
	Keylink	4,927	10,457

		$5,067	$10,661

Accounts payable
	LSC	$5,670	$5,308
	Keylink	6,505	5,095

		$12,175	$10,403

Eris Technology Corporation – Prior to the Company obtaining a controlling financial interest in Eris on August 31, 2012, Eris was a related party due to significant, but noncontrolling, equity investment. The Company subcontracted to Eris some of its wafers for assembly and test and also purchased finished goods not sourced from the Company’s wafers. With respect to assembly and test fees and the finished goods purchases, the Company paid Eris approximately $10 million and $16 million for the years ended December 31, 2012 and 2011, respectively. See Note 17 for further information about business combinations.

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

The Company’s primary operations include the operations in Asia, North America and Europe. Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues:

2013	Asia	North America	Europe	Consolidated
Total sales	$750,339	$143,251	$165,179	$1,058,769
Inter-company sales	(75,731)	(65,947)	(90,245)	(231,923)

Net sales	$674,608	$77,304	$74,934	$826,846

Property, plant and equipment	$268,196	$30,040	$23,777	$322,013

Assets	$858,114	$120,104	$184,040	$1,162,258

2012	Asia	North America	Europe	Consolidated
Total sales	$573,085	$133,973	$154,955	$862,013
Inter-company sales	(75,230)	(66,626)	(86,351)	(228,207)

Net sales	$497,855	$67,347	$68,604	$633,806

Property, plant and equipment	$186,563	$31,309	$25,424	$243,296

Assets	$554,603	$136,261	$229,199	$920,063

2011	Asia	North America	Europe	Consolidated
Total sales	$559,109	$137,789	$194,455	$891,353
Inter-company sales	(82,958)	(61,907)	(111,237)	(256,102)

Net sales	$476,151	$75,882	$83,218	$635,251

Property, plant and equipment	$162,022	$33,684	$29,687	$225,393

Assets	$494,375	$112,863	$185,826	$793,064

The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies. Sales are attributed to geographic areas based on the location of the subsidiaries producing the sales.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Geographic Information—Historically, the Company reported revenues “billed to” customers located in various countries. In 2013, the Company changed to revenues “shipped to” customer locations as it believes the change better represents where the Company’s customers business activities occur. All years presented reflect this change.

Revenues were derived from (shipped to) customers located in the following countries. “All others” represents countries with less than 3% of total revenues each:

2013	Revenue	% of Total Revenue
China	$522,587	63%
U.S.	72,232	9%
Korea	68,693	8%
Germany	45,631	6%
Singapore	43,066	5%
Taiwan	30,233	4%
All others	44,404	5%

Total	$826,846	100%

2012	Revenue	% of Total Revenue
China	$381,307	60%
U.S.	62,862	10%
Korea	52,670	8%
Germany	41,037	6%
Singapore	26,877	4%
Taiwan	20,973	3%
All others	48,080	9%

Total	$633,806	100%

2011	Revenue	% of Total Revenue
China	$359,647	57%
U.S.	71,796	11%
Germany	48,264	8%
Korea	39,051	6%
Taiwan	33,437	5%
Singapore	24,036	4%
All others	59,020	9%

Total	$635,251	100%

Major customers – No customer accounted for 10% or greater of the Company’s total net sales in 2013, 2012 and 2011.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating leases – The Company leases offices, manufacturing plants and warehouses under operating lease agreements expiring through December 2020. Rental expense amounted to approximately $9 million, $7 million and $7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2013 are:

2014	$8,247
2015	6,709
2016	5,919
2017	5,482
2018 and thereafter	3,132

$29,489

In addition, the Company has two fifty year land right leases: one in Chengdu, China, on which the Company does not pay rent and which expires in 2061; and one in Shanghai, China, on which the Company does not pay rent and which expires in 2056.

Purchase commitments – The Company has entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment in China, for approximately $9 million at December 31, 2013.

Contingencies—From time to time, the Company may be involved in a variety of legal matters that arise in the normal course of business. Based on information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.

The Company is currently a party to a purported stockholder derivative action in the United States District Court for the District of Delaware, entitled Scherer v. Keh-Shew Lu, Civil Action No. 1:13-cv-00358-UNA (D. Del. filed Mar. 5, 2013), on behalf of the Company against its directors, in which plaintiff alleges that (a) the Board approved awards of stock options to Dr. Keh-Shew Lu, our President and Chief Executive Officer, in 2009, 2010, 2011 and 2012 that exceeded the limitation on the number of shares of the Company’s Common Stock that may be purchased upon the exercise of options granted to any person in any given year under the Company’s 2001 Omnibus Equity Incentive Plan as amended by the stockholders on May 28, 2009; (b) the Company’s disclosures in its 2010, 2011 and 2012 proxy statements regarding the limitation on the number of shares of the Company’s Common Stock that may be purchased upon the exercise of options granted to any person in any given year under the Company’s 2001 Omnibus Equity Incentive Plan as amended by the stockholders on May 28, 2009 were inaccurate; and (c) the Company’s disclosures in its 2010, 2011 and 2012 proxy statements that the grants of stock options to Dr. Lu in 2009, 2010, 2011 and 2012 complied with the terms of the Company’s 2001 Omnibus Equity Incentive Plan as amended by the stockholders on May 28, 2009 were incorrect. The Compensation Committee reviewed the grants of stock options to Dr. Lu in 2009, 2010, 2011 and 2012 (each such annual grant, an “Option Grant”), and approved a Confirmation Agreement, dated April 1, 2013, in which the Company and Dr. Lu agreed and confirmed that Dr. Lu will assert no claim that any Option Grant in 2009, 2010, 2011 or 2012 provided for the purchase of more than 100,000 shares of the Company’s Common Stock, and that each Option Grant document be deemed amended to reflect the foregoing 100,000 share limitation. On April 3, 2013, defendants and the Company filed answers to the complaint. On May 8, 2013,

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

defendants filed a motion for judgment on the pleadings dismissing the action on the ground that the claims are moot. On June 24, 2013, the Court approved the parties’ stipulation providing for the withdrawal of the motion for judgment on the pleadings and the dismissal of the action as moot upon the filing and adjudication of plaintiff’s motion for an award of attorney’s fees and costs. On July 29, 2013, plaintiff filed a motion for an award of attorneys’ fees and costs. On September 20, 2013, the Company filed its opposition to plaintiff’s motion. On October 11, 2013, plaintiff filed her reply in further support of her motion. The motion is now fully submitted. No hearing date has been set for this motion.

The Company is also currently a party to a putative securities class action in the United States District Court for the Eastern District of Texas, entitled Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund v. Diodes, Inc., Civil Action No. 6:13-cv-00247 (E.D. Tex. filed Mar. 15, 2013), against the Company, Dr. Lu and Richard D. White. In this action, plaintiff purportedly on behalf of a class of investors who purchased the Company’s Common Stock between February 9, 2011 and June 9, 2011, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated thereunder by making allegedly misleading public statements during the class period regarding the labor market in China and its impact on the Company’s business and prospects. On June 14, 2013, the Court entered an order appointing Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund as lead plaintiff and approved lead plaintiff’s selection of Robbins Geller Rudman & Dowd as lead plaintiff’s counsel and the Ward & Smith Law Firm as lead plaintiff’s liaison counsel. On August 1, 2013, lead plaintiff filed an amended complaint reiterating the same claims for relief against the same defendants as asserted in the original complaint. On September 16, 2013, defendants filed a motion to dismiss the amended complaint. Lead plaintiff filed its opposition to defendants’ motion to dismiss on October 31, 2013. Defendants filed their reply in further support of their motion to dismiss on December 3, 2013. Lead plaintiff filed its sur-reply in further opposition of defendant’s motion to dismiss on December 13, 2013. The motion is now fully submitted. No hearing date has been set for this motion. Pursuant to the Private Securities Litigation Reform Act of 1995, all discovery and other proceedings are stayed pending a ruling on any motion to dismiss. The defendants intend to defend this action vigorously.

On February 20, 2014, a purported “tag-along” stockholder derivative action was filed in the United States District Court for the Eastern District of Texas, entitled Persson v. Keh-Shew Lu, Case No. 4:14-cv-00108-RC-ALM (E.D. Tex. filed Feb. 20, 2014), on behalf of the Company against its directors, in which plaintiff alleges that the Board breached their fiduciary duties by allowing the Company to make allegedly misleading public statements in 2011 regarding the labor market in China and its impact on the Company’s business and prospects, by failing to maintain internal controls and by selling shares of Diodes stock while allegedly in possession of material nonpublic information regarding the labor market in China and its impact on the Company’s business and prospects. The complaint has not yet been served. The complaint does not seek any damages or other relief against the Company. The defendants intend to defend this lawsuit vigorously.

NOTE 17 – BUSINESS COMBINATION

BCD Semiconductor Manufacturing Limited

On March 5, 2013, the Company completed the acquisition of all the outstanding ordinary shares, par value $0.001 per share, of BCD (the “Shares”), including Shares represented by American Depository Shares (“ADSs”), which were cancelled in exchange for the right to receive $1.33-1/3 in cash per Share, without interest. Each ADS represented six Shares and was converted into the right to receive $8.00 in cash, without interest. The aggregate consideration was approximately $155 million, excluding acquisition costs, fees and expenses. In addition, a $5 million retention plan for employees of BCD, payable at the 12, 18 and 24 month

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

anniversaries of the acquisition, has been established. The employee retention plan is intended to benefit the Company and not the selling shareholders, and therefore has been excluded from the determination of the purchase price. The acquisition was funded by drawings on the Company’s revolving senior credit facility. See Note 7 for additional information regarding the Company’s credit facility.

The Company’s purchase price for BCD and related costs are estimated as follows:

Purchase price (cost of shares)	$154,735
Acquisition related costs (included in selling, general and administrative expenses)	2,075

Total purchase price	$156,810

The results of operations of BCD have been included in the consolidated financial statements from March 1, 2013. The consolidated revenue and earnings of BCD included in the Company’s consolidated financial statements for the year ended December 31, 2013 were approximately $155 million and $6 million, respectively, which include acquisition accounting adjustments. The Company’s purpose in making this acquisition is to further its strategy of expanding its market and growth opportunities through select strategic acquisitions. This acquisition is expected to enhance the Company’s analog product portfolio by expanding its standard linear and power management offerings, including AC/DC and DC/DC solutions for power adapters and chargers, as well as other electronic products. BCD’s established presence in Asia, with a particularly strong local market position in China, offers the Company even greater penetration of the consumer, computing and communications markets. Likewise, the Company believes it can achieve increased market penetration for BCD’s products by leveraging the Company’s own global customer base and sales channels. In addition, BCD has in-house manufacturing capabilities in China, as well as a cost-effective development team that can be deployed across multiple product families. The Company also believes it will be able to apply its packaging capabilities and expertise to BCD’s products in order to improve cost efficiencies, utilization and product mix.

Under the accounting guidance for step acquisitions, the Company is required to record all assets acquired and liabilities assumed at fair value, and recognize goodwill of the acquired business. The step acquisition guidelines also require that the Company remeasure its preexisting investment in BCD at fair value, and recognize any gains or losses from such remeasurement. The fair value of the Company’s interest immediately before the closing date was $7 million, which resulted in the Company recognizing a non-cash gain of approximately $4 million within other income (expense) for the year ended December 31, 2013. The shares of BCD common stock were valued under the fair value hierarchy as a Level 1 Input.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The following summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

March 1, 2013 Acquisition Method
Assets acquired:
Cash and cash equivalents	$29,819
Accounts receivable, net	20,862
Inventory	42,909
Prepaid expenses and other current assets	27,205
Property, plant and equipment, net	99,390
Deferred tax assets	1,612
Other long-term assets	5,497
Other intangible assets	17,200
Goodwill	2,518

Total assets acquired	$247,012

Liabilities assumed:
Lines of credit	$17,336
Accounts payable	34,758
Accrued liabilities and other	16,703
Deferred tax liability	5,055
Other liabilities	18,425

Total liabilities assumed	92,277

Total net assets acquired, net of cash acquired	$154,735

The fair value of the significant identified intangible assets was estimated by using the market approach, income approach and cost approach valuation methodologies. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. The total amount of intangible assets acquired subject to amortization expense is $17 million, which has a residual value of zero and weighted-average amortization period of 6 years. Goodwill arising from the acquisition is attributable to future income from new customer contracts, synergy of combined operations, the acquired workforce and future technology that has yet to be designed or even conceived. In addition, goodwill will be deductible for income tax purposes.

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2013 and 2012 have been prepared as if the acquisition of BCD had occurred at January 1, 2012, for each year:

	Twelve Months Ended December 31,
	2013	2012
Net revenues	$847,947	$776,650
Net income attributable to common stockholders	$25,513	$19,233
Earnings per share—Basic	$0.55	$0.42
Earnings per share—Diluted	$0.54	$0.41

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

On August 31, 2012, the Company acquired additional shares to bring its ownership to approximately 51% of the outstanding common stock of Eris. The Company has accounted for the additional purchase of shares as a business combination achieved in stages under the accounting guidance for step acquisitions and consolidated Eris beginning September 1, 2012. The consolidated revenue for Eris for the period ended December 31, 2012 was approximately $3 million. The Company may from time to time seek to purchase additional shares of Eris common stock in the open market, in privately negotiated transactions or otherwise. Such purchases, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, and other factors. The amounts involved may be material.

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

During the 2013 annual impairment of goodwill test, the Company recognized a $5 million impairment loss as the carrying amount of Eris’s goodwill exceeded its implied fair value. See Note 1 for additional information regarding the Company’s annual impairment of goodwill testing.

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Fiscal 2013
Net sales	$176,964	$214,379	$224,510	$210,993
Gross profit	46,183	61,293	69,559	60,801
Net income (loss) attributable to common shareholders	(1,926)	8,635	13,619	6,204
Earnings (loss) per share attributable to common shareholders
Basic	$(0.04)	$0.19	$0.29	$0.13
Diluted	(0.04)	0.18	0.28	0.13

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31 (i)
Fiscal 2012
Net sales	$144,663	$159,239	$166,617	$163,287
Gross profit	33,706	41,028	43,605	43,247
Net income attributable to common shareholders	4,871	6,653	8,553	4,075
Earnings per share attributable to common shareholders
Basic	$0.11	$0.15	$0.19	$0.09
Diluted	0.10	0.14	0.18	0.09

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

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew Lu	February 27, 2014
KEH-SHEW LU President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Richard D. White	February 27, 2014
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2014.

/s/ Keh-Shew Lu
KEH-SHEW LU President and Chief Executive Officer (Principal Executive Officer)

/s/ Richard D. White
RICHARD D. WHITE Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)

/s/ Raymond Soong	/s/ C.H. Chen
RAYMOND SOONG Chairman of the Board of Directors	C.H. CHEN Director

/s/ Michael R. Giordano	/s/ L.P. Hsu
MICHAEL R. GIORDANO Director	L.P. HSU Director

/s/ Keh-Shew Lu	/s/ John M. Stich
KEH-SHEW LU Director	JOHN M. STICH Director

/s/ Michael K.C. Tsai
MICHAEL K.C. TSAI Director

INDEX TO EXHIBITS

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation, as amended.	S-3	September 8, 2005	3.1

3.2	Amended By-laws of the Company dated May 21, 2012	8-K	May 24, 2012	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

4.2	Form of Convertible Senior Notes due 2026	S-3	October 4, 2006	4.1

4.3	Form of Indenture for the Convertible Senior Notes due 2026	S-3	October 4, 2006	4.3

10.1 *	Company’s 1993 Non-Qualified Stock Option Plan	S-8	May 9, 1994

10.2 *	Company’s 1993 Incentive Stock Option Plan	10-K	March 31, 1995

10.3	Loan Agreement between the Company and FabTech Incorporated	10-K	April 1, 1996	10.16

10.4	KaiHong Joint Venture Agreement between the Company and Mrs. J.H. Xing	10-K	April 1, 1996	10.17

10.5*	2001 Omnibus Equity Incentive Plan	DEF14A	April 27, 2001	B

10.6	Sale and Leaseback Agreement between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.46

10.7	Lease Agreement between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.47

10.8	Lease Agreement for Plant #2 between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Equipment Limited	10-Q	August 9, 2004	10.52

10.9	Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.56

10.10	Lease Agreement between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

10.11	Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.12*	Employment agreement between the Company and Mark King, dated August 29, 2005	8-K	September 2, 2005	10.2

10.13*	Employment agreement between the Company and Joseph Liu, dated August 29, 2005	8-K	September 2, 2005	10.3

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.14*	Form of Indemnification Agreement between the Company and its directors and executive officers.	8-K	September 2, 2005	10.5

10.15	Wafer purchase Agreement dated January 10, 2006 between Diodes Taiwan Inc. and Lite-On Semiconductor Corporation	8-K	January 12, 2006	2.1

10.16	Supplementary to the Lease Agreement dated on September 5, 2004 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.17	Supplementary to the Lease Agreement dated on June 28, 2004 with Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.18	Agreement on Application, Construction and Transfer of Power Facilities, dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd	10-Q	May 10, 2006	10.16

10.19	Amended and Restated Lease Agreement dated as of September 1, 2006, between Diodes FabTech Inc. with Townsend Summit, LLC	8-K	October 11, 2006	10.1

10.20*	Deferred Compensation Plan effective January 1, 2007	8-K	January 8, 2007	99.1

10.21	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.50

10.22	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd	10-K	February 29, 2008	10.51

10.23	Supplementary Agreement dated December 31, 2007 to the Lease Agreement dated June, 28, 2004 for Leasing Diodes Shanghai New Building’s Fourth and Fifth Floor between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.24	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.54

10.25	Consulting Agreement between the Company and Mr. M.K. Lu.	10-K	February 29, 2008	10.55

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.26	Service Agreement between Diodes Zetex Limited and Colin Keith Greene, dated June 30, 2008.	10-Q	August 11, 2008	10.2

10.27	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.5

10.28	Factory Building Lease Agreement dated March 1, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co. Ltd.	10-Q	August 11, 2008	10.6

10.29	Supplemental Agreement to the Factory Building Lease Agreement dated as of August 11, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 7, 2008	10.2

10.30	Distributorship Agreement dated November 1, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

10.31	Lease Facility Safety Management Agreement dated December 31, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

10.32	Company’s 2001 Omnibus Equity Incentive Plan, as amended December 22, 2008	10-K	February 26, 2009	10.87

10.33	Company’s Deferred Compensation Plan Effective January 1, 2007, as amended December 22, 2008	10-K	February 26, 2009	10.88

10.34	Second Supplemental Agreement to the Factory Building Lease Agreement dated August 19, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 16, 2009	10.1

10.35	Employment Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	8-K	September 28, 2009	99.1

10.36***	Stock Award Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	8-K	September 28, 2009	99.3

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.37	Consulting Agreement dated January 1, 2009, between Diodes Incorporated and Keylink International (B.V.I.) Co., Ltd.	10-Q	May 8, 2009	10.1

10.38	Power Facility Construction Agreement dated October 29, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	March 1, 2010	10.97

10.39	First Amendment to the DSH #2 Building Lease Agreement dated December 31, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	March 1, 2010	10.98

10.40	Amendment, dated March 31, 2010, to the Credit Agreement among the Company, Diodes Zetex Limited and Bank of America, N.A.	10-Q	May 7, 2010	10.1

10.41	Construction Project Contract between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-Q	May 7, 2010	10.2

10.42	Third Floor of the Accommodation Building Lease Agreement, dated April 12, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 7, 2010	10.3

10.43	First Amendment to Credit Agreement, dated July 16, 2010, among the Company, Diodes Zetex Limited and Bank of America, N.A.	10-Q	August 6, 2010	10.1

10.44*****	Credit Agreement, dated November 25, 2009, by and among the Company, Diodes Zetex Limited and Bank of America, N.A.	10-Q	August 6, 2010	10.2

10.45	Second Floor of the Accommodation Building Lease Agreement, dated September 1, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company Limited.	10-Q	November 9, 2010	10.1

10.46	Security Guards Transfer Memorandum of Understanding, dated September 1, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company Limited.	10-Q	November 9, 2010	10.2

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.47***	Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone.	8-K	September 16, 2010	99.1

10.48***	Supplementary Agreement to the Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone.	8-K	September 16, 2010	99.2

10.49***	Joint Venture Agreement effective as of November 5, 2010 between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited.	8-K	November 12, 2010	99.1

10.50	Joint Venture Agreement Supplement Concerning the Establishment of Diodes Technology (Chengdu) Company Limited effective as of November 5, 2010, between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited.	8-K	November 12, 2010	99.2

10.51	Second Amendment to Credit Agreement, dated November 24, 2010, among the Company, Diodes Zetex Limited and Bank of America, N.A.	8-K	December 1, 2010	10.1

10.52	Third Amendment to Credit Agreement, dated February 9, 2011, among the Company, Diodes Zetex Limited and Bank of America, N.A.	8-K	February 15, 2011	10.1

10.53	Second Amendment to the DSH #2 Building Lease Agreement, dated November 15, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company Limited.	10-K	February 28, 2012	10.112

10.54	Power Facility Expansion Construction Contract, dated January 24, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company Limited.	10-K	February 28, 2011	10.113

10.55	First Floor of the Accommodation Building Agreement, dated June 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company Limited.	10-Q	November 9, 2011	10.1

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.56	Third Floor of the Dormitory Building Lease Agreement, dated July 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company Limited.	10-Q	November 9, 2011	10.2

10.57	Third Supplemental Agreement to the Factor Building Lease Agreement, dated May 16, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company Limited.	10-Q	November 9, 2011	10.3

10.58	Supplemental Agreement to the Power Facility Construction Agreement, dated March 21, 2011, between Shanghai Kai Hong Technology Company Limited and Shanghai Yuan Hao Electronic Company Limited.	10-Q	August 9, 2011	10.1

10.59	Credit Agreement, dated March 21, 2011, between Mega International Commercial Bank and Diodes Taiwan Inc.	10-Q	August 9, 2011	10.2

10.60******	Exchange Agreement dated September 28, 2009, between the Company and Raymond James & Associates, Inc.	10-K	February 28, 2012	10.61

10.61	Fourth Amendment to Credit Agreement, dated November 23, 2011, by and among Diodes Incorporated, Diodes Zetex Limited and Bank of America, N.A.	10-K	February 28, 2012	10.62

10.62	Fifth Amendment to Credit Agreement, dated February 1, 2012, by and among Diodes Incorporated, Diodes Zetex Limited, Diodes International B.V. and Bank of America, N.A.	8-K	February 7, 2012	10.1

10.63	Notice to Trustee of Optional Redemption dated October 12, 2011	8-K	October 13, 2011	99.1

10.64	Plating Process Agreement made and entered into among Shanghai Kaihong Electronic Co., Ltd., Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology), Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-K	February 29, 2008	10.52

10.65	Construction Design Consulting Agreement between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation.	10-Q	August 9, 2012	10.1

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.66	Diodes Zetex Pension Scheme Recovery plan, dated February 28, 2012, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-Q	August 9, 2012	10.2

10.67	Diodes Zetex Pension Scheme Schedule of contributions, dated March 28, 2012, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-Q	August 9, 2012	10.3

10.68	Framework Agreement, dated March 26, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, Diodes Incorporated, HR Trustees Limited, and Trustees	10-Q	August 9, 2012	10.4

10.69	Guarantee, dated March 26, 2012, among Diodes Zetex Semiconductors Limited, Diodes Zetex Limited, HR Trustees Limited, and Trustees	10-Q	August 9, 2012	10.5

10.70	Diodes Zetex Pension Scheme Information Protocol, dated April 10, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.6

10.71	Legal Charge, dated March 26, 2012, among Zetex Semiconductors Limited, HR Trustees Limited, and Trustees	10-Q	August 9, 2012	10.7

10.72	Sixth Amendment to Credit Agreement, dated April 30, 2012, by and among the Company, Diodes Zetex Limited, Diodes International B.V., and Bank of America, N.A.	10-Q	November 9, 2012	10.1

10.73***	Credit Agreement, dated January 8, 2013, by and among the Company, Diodes International B.V., Diodes Investment Company, Diodes FabTech Inc., Diodes Holdings UK Limited, Diodes Zetex Limited, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto.	8-K	January 11, 2013	99.1

10.74	Agreement and Plan of Merger by and among the Company, Diodes Cayman Islands Company Limited and BCD Semiconductor Manufacturing Limited, dated as of December 26, 2012.	10-K	February 27, 2013	10.74

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.75	Second Supplementary Agreement, dated as of January 23, 2013, to the Investment Cooperation Agreement effective as of September 10, 2010, by and among Diodes Hong Kong Holding Company Limited, Diodes (Shanghai) Investment Company Limited, Diodes Technology (Chengdu) Company Limited, and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	10-K	February 27, 2013	10.75

10.76	DSH #2 Building Lease Agreement dated as of January 28, 2013 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	February 27, 2013	10.76

10.77*	Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.1

10.78*	Form of Incentive Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.2

10.79*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.4

10.80*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)				X

10.81*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)				X

10.82*	Form of Restricted Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)				X

10.83*	Form of Restricted Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)				X

10.84	Supplement Agreement to Lease Agreement dated September 2013 between Shanghai Kaihong Electronic Co., Ltd and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	November 12, 2013	10.6

10.85	Construction Design Consulting Assignment Agreement Supplemental Agreement between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation	10-Q	August 8, 2013	10.1

10.86	Procurement Agreement, dated May 3, 2013, between Diodes Taiwan Inc. and Lite-On Technology Corporation	10-Q	August 8, 2013	10.2

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.87	Share Transfer Memorandum of Understanding, date June 18, 2013, among Diodes Incorporated, Chengdu Ya Guang Electronic Engineering Factory, and Zetex Chengdu Electronics Limited	10-Q	August 8, 2013	10.3

10.88*	Confirmation Agreement, dated April 1, 2013, by and between Diodes Incorporated and Dr. Keh-Shew Lu	8-K	April 3, 2013	99.1

10.89	Plating Process Agreement between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited, dated February 8, 2013	10-Q	May 10, 2013	10.1

14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1****	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2****	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

INDEX TO EXHIBITS (continued)

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.
**	Provided in the Corporate Governance portion of the Investor Relations section of the Company’s website at http://www.diodes.com.
***	Confidential treatment has been requested with respect to the omitted portions of these exhibits, which portions have been filed separately with the Securities and Exchange Commission.
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

*****	This exhibit supersedes Exhibit 10.1 to the Form 8-K that was filed on December 2, 2009.
******	This document was refiled pursuant to the expiration of the order granting confidential treatment on November 20, 2009 under the Securities Exchange Act of 1934.

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