Form 10-Q
period 2014-03-31
DIODES INC /DEL/
filed 2014-05-09
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s Common Stock outstanding as of May 2, 2014 was 46,795,784.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$211,642	$196,635
Short-term investments	20,522	22,922
Accounts receivable, net	175,604	192,267
Inventories	176,693	180,396
Deferred income taxes, current	9,684	10,513
Prepaid expenses and other	49,232	47,352

Total current assets	643,377	650,085

PROPERTY, PLANT AND EQUIPMENT, net	315,817	322,013
DEFERRED INCOME TAXES, non-current	22,278	28,237
OTHER ASSETS
Goodwill	84,508	84,714
Intangible assets, net	51,662	53,571
Other	22,962	23,638

Total assets	$1,140,604	$1,162,258

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (cont’)

LIABILITIES AND EQUITY

(In thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
CURRENT LIABILITIES
Lines of credit	$2,482	$5,814
Accounts payable	91,544	89,212
Accrued liabilities	53,156	60,684
Income tax payable	1,178	1,206

Total current liabilities	148,360	156,916

LONG-TERM DEBT, net of current portion	165,440	182,799
OTHER LONG-TERM LIABILITIES	71,771	78,866

Total liabilities	385,571	418,581

COMMITMENTS AND CONTINGENCIES (See Note H)
EQUITY
Diodes Incorporated stockholders’ equity
Preferred stock—par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—par value $0.66 2/3 per share; 70,000,000 shares authorized; 46,728,209 and 46,680,973 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	31,154	31,120
Additional paid-in capital	293,136	289,668
Retained earnings	436,530	426,328
Accumulated other comprehensive loss	(46,966)	(44,374)

Total Diodes Incorporated stockholders’ equity	713,854	702,742
Noncontrolling interest	41,179	40,935

Total equity	755,033	743,677

Total liabilities and equity	$1,140,604	$1,162,258

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
NET SALES	$209,986	$176,964
COST OF GOODS SOLD	148,405	130,781

Gross profit	61,581	46,183
OPERATING EXPENSES
Selling, general and administrative	32,330	30,376
Research and development	12,920	10,080
Other operating expenses	1,988	1,951

Total operating expenses	47,238	42,407

Income from operations	14,343	3,776
OTHER INCOME (EXPENSES)	(1,350)	521

Income before income taxes and noncontrolling interest	12,993	4,297
INCOME TAX PROVISION	2,547	6,574

NET INCOME (LOSS)	10,446	(2,277)
Less: NET (INCOME) LOSS attributable to noncontrolling interest	(244)	351

NET INCOME (LOSS) attributable to common stockholders	$10,202	$(1,926)

EARNINGS (LOSS) PER SHARE attributable to common stockholders
Basic	$0.22	$(0.04)

Diluted	$0.21	$(0.04)

Number of shares used in computation
Basic	46,699	46,021

Diluted	47,996	46,021

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$10,446	$(2,277)
Translation adjustment	(3,857)	(7,536)
Unrealized gain (loss) on defined benefit plan, net of tax	1,266	(1,478)

Comprehensive income (loss)	7,855	(11,291)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(244)	351

Total comprehensive income (loss) attributable to common stockholders	$7,611	$(10,940)

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES	$46,118	$31,328

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	—	(124,916)
Purchases of property, plant and equipment	(11,817)	(15,954)
Proceeds from maturity of short-term investments	2,315	—
Proceeds from sale of equity securities	—	7,458
Other	1,695	160

Net cash used by investing activities	(7,807)	(133,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on line of credit	2,094	3,510
Repayments on lines of credit	(5,337)	(25,088)
Borrowings of long-term debt	—	180,000
Repayments of long-term debt	(17,277)	(10,269)
Net proceeds from issuance of common stock	280	59
Other	(82)	(2,936)

Net cash provided by (used by) financing activities	(20,322)	145,276

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,982)	(268)

INCREASE IN CASH AND CASH EQUIVALENTS	15,007	43,084
CASH AND CASH EQUIVALENTS, beginning of period	196,635	157,121

CASH AND CASH EQUIVALENTS, end of period	$211,642	$200,205

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$(547)	$2,999
Acquisition:
Fair value of assets acquired	$—	$247,012
Liabilities assumed	—	(92,277)
Cash acquired	—	(29,819)

Net assets acquired	$—	$124,916

The accompanying notes are an integral part of these consolidated condensed financial statements.

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2014. The consolidated condensed financial data at December 31, 2013 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. As permitted under U.S. GAAP, interim accounting for certain expenses, including income taxes, are based on full year forecasts. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates taking into consideration discrete items occurring in a quarter.

Certain prior year’s balances have been reclassified to conform to the current financial statement presentation.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations, which could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. ASU 2014-08 also expands the disclosure requirements for disposals of operations to include more information about assets, liabilities, income and expenses and requires entities to disclose information about disposals of individually significant components. ASU 2014-08 is effective in the first quarter of 2015, with early adoption permitted and could impact the Company’s consolidated financial results in the event of a transaction as described above.

NOTE B – Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. 1,212 potentially dilutive shares were excluded from the diluted earnings per shares calculation for the three months ended March 31, 2013.

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2014	2013
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	46,699	46,021
Net income (loss) attributable to common stockholders	$10,202	$(1,926)

Earnings (loss) per share attributable to common stockholders	$0.22	$(0.04)

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	46,699	46,021
Add: Assumed exercise of stock options and stock awards	1,297	—

	47,996	46,021
Net income (loss) attributable to common stockholders	$10,202	$(1,926)

Earnings (loss) per share attributable to common stockholders	$0.21	$(0.04)

NOTE C – Inventories

Inventories stated at the lower of cost or market value are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Raw materials	$72,062	$69,878
Work-in-progress	43,258	43,031
Finished goods	61,373	67,487

Total	$176,693	$180,396

NOTE D – Goodwill and Intangible Assets

Changes in goodwill are as follows (in thousands):

Balance at December 31, 2013	$84,714
Translation adjustment	(206)

Balance at March 31, 2014	$84,508

Intangible assets are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Intangible assets subject to amortization:
Gross carrying amount	$86,929	$86,925
Accumulated amortization	(34,227)	(32,245)
Translation adjustment	(6,949)	(7,000)

Total	45,753	47,680

Intangible assets with indefinite lives:
Gross carrying amount	6,403	6,403
Translation adjustment	(494)	(512)

Total	5,909	5,891

Total intangible assets, net	$51,662	$53,571

Amortization expense related to intangible assets subject to amortization was approximately $2 million for both the three months ended March 31, 2014 and 2013.

NOTE E – Income Tax Provision

Income tax expense of approximately $3 million and $7 million was recorded for the three months ended March 31, 2014 and 2013, respectively. This resulted in an effective tax rate of 20% for the three months ended March 31, 2014, as compared to 153% in the same period last year and compared to 38% for the full year of 2013. The estimated annual tax rate for 2014 is expected to be approximately 20%, excluding discrete items. The effective tax rate for the three months ended March 31, 2013 includes a $6 million charge for discrete items during the quarter, primarily resulting from a tax audit by the China tax authorities. The Company’s effective tax rates for the three months ended March 31, 2014 and 2013, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally from the impact of income in lower-taxed jurisdictions.

For the three months ended March 31, 2014, the Company reported domestic and foreign pre-tax income of approximately $2 million and $11 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries; accordingly, U.S. taxes are not recorded on undistributed foreign earnings.

The impact of tax holidays decreased the Company’s tax expense by approximately $1 million for both the three months ended March 31, 2014 and 2013. The benefit of the tax holidays on both basic and diluted earnings per share for the three months ended March 31, 2014 was approximately $0.02. The benefit of the tax holidays on both basic and diluted earnings per share for the three months ended March 31, 2013 was approximately $0.03.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007. During the second quarter of 2013, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. federal income tax return for the 2010 tax year. The examination is ongoing, and the IRS has not proposed adjustments to any tax positions at this time. With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of March 31, 2014, the gross amount of unrecognized tax benefits was approximately $21 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE F – Share-Based Compensation

The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of sales	$96	$123
Selling and administrative expense	2,850	2,843
Research and development expense	273	290

Total share-based compensation expense	$3,219	$3,256

Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire eight years after the grant date, and expense was estimated on the date of grant using the Black-Scholes-Merton option pricing model.

The total net cash proceeds received from stock option exercises during the three months ended March 31, 2014 was approximately $0 million. Stock option expense was approximately $1 million for both the three months ended March 31, 2014 and 2013.

A summary of the stock option grants is as follows:

Stock Options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2014	3,126	$18.93	4	$17,461
Granted	—	—
Exercised	(41)	9.70		560
Forfeited or expired	(2)	29.21

Outstanding at March 31, 2014	3,083	$19.04	4	$23,126

Exercisable at March 31, 2014	2,470	$18.14	3	$20,601

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

As of March 31, 2014, total unrecognized share-based compensation expense related to unvested stock options, net of forfeitures, was approximately $5 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2 years.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

Share grant expense for the three months ended March 31, 2014 and 2013 was approximately $2 million and $1 million, respectively.

A summary of the Company’s non-vested share grants is as follows:

Share Grants	Shares (000)	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested at January 1, 2014	1,131	$22.35	$26,656
Granted	3	22.90
Vested	(7)	23.34	150
Forfeited	(4)	23.13

Non-vested at March 31, 2014	1,123	$22.34	$29,324

As of March 31, 2014, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $15 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2 years.

NOTE G – Segment Information and Enterprise-Wide Disclosure

For financial reporting purposes, the Company operates in a single segment, standard semiconductor products, through the Company’s various manufacturing and distribution facilities. The Company aggregates its products because the products are similar and have similar economic characteristics, and the products are similar in production process and share the same customer type.

The Company’s primary operations include the domestic operations in Asia, North America and Europe.

Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

As of and for the Three Months Ended March 31, 2014	Asia	North America	Europe	Consolidated
Total sales	$190,556	$35,597	$41,546	$267,699
Inter-company sales	(23,285)	(14,737)	(19,691)	(57,713)

Net sales	$167,271	$20,860	$21,855	$209,986

Property, plant and equipment	$264,038	$29,011	$22,768	$315,817

Total assets	$843,435	$121,094	$176,075	$1,140,604

As of and for the Three Months Ended March 31, 2013	Asia	North America	Europe	Consolidated
Total sales	$155,434	$34,808	$37,637	$227,879
Inter-company sales	(16,024)	(15,401)	(19,490)	(50,915)

Net sales	$139,410	$19,407	$18,147	$176,964

Property, plant and equipment	$283,840	$31,352	$22,981	$338,173

Total assets	$820,553	$142,025	$182,060	$1,144,638

Geographic Information

Revenues were derived from (shipped to) customers located in the following countries (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended March 31,		Net Sales
	2014	2013	2014	2013
China	$127,458	$107,644	61%	61%
Korea	20,125	15,447	10%	9%
United States	19,641	17,416	9%	10%
Germany	14,827	11,028	7%	6%
Singapore	9,618	8,935	5%	5%
Taiwan	6,883	5,153	3%	3%
All Others (1)	11,434	11,341	5%	6%

Total	$209,986	$176,964	100%	100%

(1)	Represents countries with less than 3% of the total revenues each.

NOTE H – Commitments and Contingencies

Purchase commitments – As of March 31, 2014, the Company had approximately $11 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.

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

The Company is also currently a party to a putative securities class action in the United States District Court for the Eastern District of Texas, entitled Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund v. Diodes, Inc., Civil Action No. 6:13-cv-00247 (E.D. Tex. filed Mar. 15, 2013), (the “Class Action”) against the Company, Dr. Lu and Richard D. White. In this action, plaintiff purportedly on behalf of a class of investors who purchased the Company’s Common Stock between February 9, 2011 and June 9, 2011, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and

Exchange Commission Rule 10b-5 promulgated thereunder by making allegedly misleading public statements during the class period regarding the labor market in China and its impact on the Company’s business and prospects. On June 14, 2013, the Court entered an order appointing Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund as lead plaintiff and approved lead plaintiff’s selection of Robbins Geller Rudman & Dowd as lead plaintiff’s counsel and the Ward & Smith Law Firm as lead plaintiff’s liaison counsel. On August 1, 2013, lead plaintiff filed an amended complaint reiterating the same claims for relief against the same defendants as asserted in the original complaint. On September 16, 2013, defendants filed a motion to dismiss the amended complaint. Lead plaintiff’s opposition to defendants’ motion to dismiss was filed on October 31, 2013. No hearing date has been set for this motion. Pursuant to the Private Securities Litigation Reform Act of 1995, all discovery and other proceedings are stayed pending a ruling on any motion to dismiss. The defendants intend to defend this action vigorously.

On February 20, 2014, a purported stockholder derivative action was filed in the United States District Court for the Eastern District of Texas, entitled Persson v. Keh-Shew Lu, Case No. 4:14-cv-00108-RC-ALM (E.D. Tex. filed Feb. 20, 2014), on behalf of the Company against its directors, in which plaintiff alleges that the directors breached their fiduciary duties by allowing the Company to make allegedly misleading public statements in 2011 regarding the labor market in China and its impact on the Company’s business and prospects, by failing to maintain internal controls and by selling shares of Diodes stock while allegedly in possession of material nonpublic information regarding the labor market in China and its impact on the Company’s business and prospects. The complaint does not seek any damages or other relief from the Company. On March 3, 2014, defendants accepted service of the complaint in this action. On April 2, 2014, this action was transferred to the judge presiding over the Class Action. On April 3, 2014, the Court granted defendants’ unopposed motion to extend their time to respond to the complaint to May 28, 2014. On April 17, 2014, the Court granted the parties’ unopposed motion to stay this action until such time that the Court rules on defendants’ motion to dismiss in the Class Action. The defendants intend to defend the action vigorously.

NOTE I – Employee Benefit Plans

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

For the three months ended March 31, 2014, net periodic benefit costs associated with the defined benefit plan were approximately $0 million.

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2013	$149,316
Service cost	83
Interest cost	1,710
Actuarial loss	(1,128)
Benefits paid	(1,077)
Currency changes	993

Benefit obligation at March 31, 2014	$149,897

Change in plan assets:
Fair value of plan assets at December 31, 2013	$116,568
Actual return on plan assets	1,582
Employer contribution	331
Benefits paid	(1,077)
Currency changes	784

Fair value of plan assets at March 31, 2014	$118,188

Underfunded status at March 31, 2014	$(31,709)

Based on an actuarial study performed as of March 31, 2014, the plan is underfunded and a liability is reflected in the Company’s consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of March 31, 2014 was 4.6%.

The following weighted-average assumptions were used to determine net periodic benefit costs for the three months ended March 31, 2014:

Discount rate	4.6%
Expected long-term return on plan assets	5.9%

During the second quarter of 2012, the Company adopted a payment plan with the trustees of the defined benefit plan, in which the Company will pay approximately £2 million GBP (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) every year from 2012 through 2019. As part of the required pension review, which occurs every three years under the United Kingdom pension regulations, the Company is currently in discussions with trustees regarding future contributions for the pension scheme.

The Company also has pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, are not included in the figures or assumptions above.

Deferred Compensation

The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At March 31, 2014, these investments totaled approximately $4 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE J – Related Parties

The Company conducts business with two related companies, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”) and Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). LSC owned approximately 18% of the Company’s outstanding Common Stock as of March 31, 2014. Keylink is the Company’s 5% joint venture partner in two of the Company’s Shanghai manufacturing facilities.

The Audit Committee of the Company’s Board reviews all related party arrangements for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time.

Lite-On Semiconductor Corporation – During both the three months ended March 31, 2014 and 2013, the Company sold products to LSC totaling approximately 0% of the Company’s net sales. For the three months ended March 31, 2014 and 2013, approximately 2% and 1%, respectively, of the Company’s net sales were from semiconductor products purchased from LSC for subsequent sale, making LSC one of the Company’s largest suppliers.

Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net sales	$115	$103
Purchases	$7,338	$7,509

Keylink International (B.V.I.) Inc. – During the three months ended March 31, 2014 and 2013, the Company sold products to Keylink totaling approximately 1% and 2% of the Company’s net sales, respectively. For both the three months ended March 31, 2014 and 2013, approximately 0% of the Company’s net sales were from semiconductor products purchased from Keylink for subsequent sale. In addition, two of the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (including, but not limited to, metal plating and environmental services) to Keylink. The Company also pays a consulting fee to Keylink. The aggregate amounts for these services for the three months ended March 31, 2014 and 2013 were approximately $4 million and $4 million, respectively.

Net sales to, and purchases from, Keylink are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net sales	$2,264	$3,648
Purchases	$1,646	$1,528

Accounts receivable from, and accounts payable to, LSC and Keylink are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Accounts receivable
LSC	$97	$140
Keylink	4,472	4,927

	$4,569	$5,067

Accounts payable
LSC	$5,084	$5,670
Keylink	4,938	6,505

	$10,022	$12,175

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and as identified under the heading “Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995” herein. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company’s management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events. Unless the context otherwise requires, the words “Diodes,” the “Company,” “we,” “us” and “our” refer to Diodes Incorporated and its subsidiaries.

This management’s discussion should be read in conjunction with the management’s discussion included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with Securities and Exchange Commission. (Amounts are rounded to the nearest million).

Highlights

•

Net sales for the three months ended March 31, 2014 was approximately $210 million, an increase of $33 million, or 19%, over the same period last year, and a sequential decrease of 1% compared to the $211 million in the fourth quarter of 2013;

•

Gross profit for the three months ended March 31, 2014 was approximately $62 million, an increase of $15 million, or 33%, over the same period last year, and a sequential increase of 1% compared to the $61 million in the fourth quarter of 2013;

•	Gross profit margin for the three months ended March 31, 2014 was 29%, compared to 26% in the same period last year, and 29% in the fourth quarter of 2013;

•

Net income attributable to common stockholders for the three months ended March 31, 2014 was approximately $10 million, or $0.21 per diluted share, compared to net loss attributable to common stockholders of $(2) million, or $(0.04) per diluted share, in the same period last year, and net income attributable to common stockholders of $6 million, or $0.13 per diluted share, in the fourth quarter of 2013; and

•	Cash flows from operating activities was approximately $46 million for the three months ended March 31, 2014.

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

First Quarter of 2014

For the first quarter of 2014, revenue was essentially flat despite the Chinese New Year slowdown due to shipping inventory that we had strategically built-up during the fourth quarter of 2013. Most notably, gross margin improved by 50 basis points sequentially and 320 basis points year-over-year as a result of improved wafer fabrication performance, especially at BCD Fab 2 where the ramp-up is going smoothly, combined with an overall improvement in product mix. Also during the quarter, we improved our balance sheet by reducing long-term debt by approximately $17 million, which followed a reduction of almost $20 million last quarter. We generated approximately $46 million of cash flow from operations while reducing inventory and capital expenditure spending. During the first quarter, we experienced a rebound in Europe after a soft fourth quarter of 2013, while North America also showed some strength. Our strongest end-markets in the quarter were the automotive and industrial markets, largely offset by the computing and communications end-markets.

Business Outlook

As we look to the second quarter, we expect revenue to increase sequentially, highlighted by continued gross margin improvement as well as an ongoing commitment to cost controls, driving further profitability and cash generation. For the second quarter of 2014, we expect revenue to increase to a range of $216 million and $229 million, or up 2.9% to 9.1% sequentially. We expect gross margin to be 30.5%, plus or minus 2%. Operating expenses are expected to be approximately 21.8% of revenue, plus or minus 1%. We expect our income tax rate to range between 19% and 25%, and shares used to calculate EPS for the second quarter are anticipated to be approximately 48.2 million

Factors Relevant to Our Results of Operations

The following has affected, and, we believe, will continue to affect, our results of operations:

•

Net sales for the three months ended March 31, 2014 was $210 million, compared to $177 million in the same period last year. This increase in net sales mainly reflects the inclusion of 3 months of BCD revenue in 2014 compared to 1 month in 2013, an increase in units sold and an increase in average selling price (“ASP”).

•

Our gross profit margin was 29% for the three months ended March 31, 2014, compared to 26% in the same period last year. Our gross margin percentage increased over the same period last year due primarily to improved wafer fabrication performance and improved product mix. Future gross profit margins will depend primarily on market prices, our product mix, manufacturing cost savings, and the demand for our products.

•

For the three months ended March 31, 2014, our capital expenditures, excluding capital expenditures related to our investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”), were approximately 5% of our net sales, which is within with our capital spending target range of 5% and 8% of net sales. Under the investment agreement with the Management Committee of the CDHT, we agreed to form a joint venture with a Chinese partner to establish a semiconductor manufacturing facility for surface-mounted component production, assembly and test in Chengdu, China.

•

For the three months ended March 31, 2014 and 2013, the percentage of our net sales derived from our Asian subsidiaries was approximately 80% and 79%, respectively. Europe accounted for approximately 10% of our revenues for the three months ended March 31, 2014, compared to 11% in the same period last year. In addition, North America accounted for approximately 10% of our revenues for both the three months ended March 31, 2014 and 2013.

•

Since inception, we have spent over $500 million in our manufacturing facilities in Asia, including costs for acquisitions. For the three months ended March 31, 2014, we invested approximately $11 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on, among other factors, product demand and new product developments.

•

For the three months ended March 31, 2014, our OEM and electronic manufacturing services (“EMS”) customers together accounted for approximately 32% of our net sales, while our global network of distributors accounted for approximately 68% of our net sales. Compared to prior years, the percentage of net sales to our global network of distributors has increased mainly due to acquisitions in which the majority of the net sales of the acquired companies are to distributors.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following table sets forth the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar Increase
	Three Months Ended March 31,		(Decrease)
	2014	2013	‘13 to ‘14
Net sales	100%	100%	19
Cost of goods sold	(71)	(74)	13

Gross profit	29	26	33
Operating expenses	(22)	(24)	11

Income from operations	7	2	280
Other income (expense)	(1)	—	(359)

Income before income taxes and noncontrolling interest	6	2	202
Income tax provision	(1)	(4)	(61)

Net income (loss)	5	(2)	559
Net income (loss) attributable to noncontrolling interest	—	—	(170)

Net income (loss) attributable to common stockholders	5	(2)	630

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2014	2013
Net Sales	$209,986	$176,964

Net sales increased approximately $33 million for the three months ended March 31, 2014, compared to the same period last year. The 19% increase in net sales represented a 14% increase in units sold and a 4% increase in ASP. The revenue increase for the three months ended March 31, 2014 was mainly attributable to the inclusion of a full quarter of BCD revenue.

	2014	2013
Cost of goods sold	$148,405	$130,781
Gross profit	$61,581	$46,183
Gross profit margin	29%	26%

Cost of goods sold increased approximately $18 million, or 13%, for the three months ended March 31, 2014, compared to the same period last year. As a percent of sales, cost of goods sold decreased to 71% for the three months ended March 31, 2014, compared to 74% in the same period last year, and average unit cost (“AUP”) decreased by 1%.

For the three months ended March 31, 2014, gross profit increased by approximately $15 million, or 33%, compared to the same period last year. Gross margin increased to 29% for the three months ended March 31, 2014, compared to 26% for the same period last year. This increase is mainly due to improved wafer fabrication performance and improved product mix.

	2014	2013
Operating expenses	$47,238	$42,407

Operating expenses for the three months ended March 31, 2014 increased approximately $5 million compared to the same period last year. Of the components within operating expenses, selling, general and administrative expenses (“SG&A”) increased approximately $2 million, and research and development expenses (“R&D”) increased approximately $3 million. SG&A, as a percentage of sales, was 15% for the three months ended March 31, 2014, compared to 17% for the same period last year. R&D, as a percentage of sales, was 6% for both the three months ended March 31, 2014 and 2013. Both SG&A and R&D for the three months ended March 31, 2014 increased due primarily to the inclusion of a full quarter of BCD expenses.

	2014	2013
Other income (expense)	$(1,350)	$521

Other expense for the three months ended March 31, 2014 was $1 million, and other income for the three months ended March 31, 2013 was $1 million. The change from income during the three months ended March 31, 2013 to expense for the three months ended March 31, 2014 was primarily due to foreign currency gains and losses.

	2014	2013
Income tax provision	$2,547	$6,574

We recognized income tax expense of approximately $3 million for the three months ended March 31, 2014 and $7 million for the three months ended March 31, 2013. The effective tax rate is 20% for the three months ended March 31, 2014, compared to 153% in the same period last year. Income tax expense for the three months ended March 31, 2013 was impacted by $5 million additional tax expense resulting from a tax audit by the China tax authorities. Our effective tax rates for the three months ended March 31, 2014 and 2013, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally as a result of income in lower-taxed jurisdictions.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. credit agreement consisting of a $300 million revolving senior credit facility (the “Revolver”), which includes a $10 million swing line sublimit, a $10 million letter of credit sublimit, and a $20 million alternative currency sublimit. The Revolver matures on January 8, 2018, and as of March 31, 2014, $165 million was outstanding. In addition, we have foreign credit facilities with borrowing capacities of approximately $117 million with $2 million in outstanding borrowings and $5 million used for import and export guarantees and bank acceptance notes. Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2013 and March 31, 2014 our working capital was $493 million and $495 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the three months ended March 31, 2014 and 2013 were $12 million and $13 million, respectively, which includes $3 million and $1 million, respectively, of capital expenditures related to the investment agreement with the Management Committee of the CDHT. Capital expenditures, excluding capital expenditures related to the investment agreement, in the first three months of 2014 were approximately 5% of our net sales.

As of March 31, 2014, we had short-term investments totaling $21 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit all earned and future interest income.

Discussion of Cash Flow

Cash and cash equivalents increased from $197 million at December 31, 2013 to $212 million at March 31, 2014 primarily from cash provided by operating activities, partially offset by cash used by investing activities and financing activities.

A summary of the consolidated condensed statements of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Net cash provided by operating activities	$46,118	$31,328	$14,790
Net cash used by investing activities	(7,807)	(133,252)	125,445
Net cash provided by (used by) financing activities	(20,322)	145,276	(165,598)
Effect of exchange rates on cash and cash equivalents	(2,982)	(268)	(2,714)

Net increase in cash and cash equivalents	$15,007	$43,084	$(28,077)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 was $46 million, resulting primarily from $10 million of net income, $19 million in depreciation and amortization, $3 million of non-cash share-based compensation expense and a decrease in accounts receivable, offset partially by decreases in liabilities. Net cash provided by operating activities was $31 million for the same period last year, resulting primarily from $18 million in depreciation and amortization, a decrease in inventories, and increases in accrued liabilities and income tax payable, offset partially by a decrease in accounts payable.

Investing Activities

Net cash used by investing activities was $8 million for the three months ended March 31, 2014, compared to net cash used by investing activities of $133 million for the same period last year. This decrease in net cash used was due primarily to approximately $125 million for the acquisition of BCD, net of cash acquired for the three months ended March 31, 2013.

Financing Activities

Net cash used by financing activities was $20 million for the three months ended March 31, 2014, compared to net cash provided by financing activities of $145 million in the same period last year. Net cash used by in 2014 consisted primarily of repayments on lines of credit and long-term debt. Net cash provided by in 2013 consisted primarily of $180 million drawn down on the Revolver, offset by repayments on lines of credit

Debt Instruments

There have been no material changes to our debt instruments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 27, 2014.

Off-Balance Sheet Arrangements

We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in leasing, swap agreements, or outsourcing of research and development services, that could expose us to liability that is not reflected on the face of our financial statements. During 2013, we entered into a net settlement agreement with China Construction Bank (“CCB”) whereby CCB loaned us $20 million and we in turn invested the same $20 million with CCB. The principal of the $20 million investment is guaranteed by CCB and is collateral for the $20 million loan. The net interest income, which is guaranteed by CCB, realized was immaterial as of March 31, 2014. The investment and offsetting loan are non-cancelable, will mature in June 2014 and are shown net of each other on the balance sheet as the Company believes the arrangement qualifies for the offsetting provision in GAAP.

Contractual Obligations

There have been no material changes in any of our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 27, 2014.

Critical Accounting Policies

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, relate to revenue recognition, inventories, accounting for income taxes, goodwill and other indefinite lived assets, share-based compensation, fair value measurements, defined benefit plan and contingencies. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 27, 2014.

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

•

Changes in the United Kingdom’s equity or bond markets or in actuarial assumptions for our United Kingdom defined benefit pension plan could increase the volatility of the plan’s assets and liabilities, and could require us to increase cash contributions to the plan, which could have a negative impact on our cash flows, results of operations and financial condition.

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

As a multinational corporation, we are subject to certain market risks including foreign currency, interest rate, political instability, inflation and credit. We consider a variety of practices to manage these market risks. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014.

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

See Note H of the Notes to Consolidated Condensed Financial Statements for detailed information regarding the status of our lawsuits.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 27, 2014, except for the following:

RISKS RELATED TO OUR BUSINESS

Changes in the United Kingdom’s equity or bond markets or in actuarial assumptions for our United Kingdom defined benefit pension plan could increase the volatility of the plan’s assets and liabilities, and could require us to increase cash contributions to the plan, which could have a negative impact on our cash flows, results of operations and financial condition.

Our defined benefit pension plan (the “plan”), in the United Kingdom, pays pensions to employees and former employees. The plan’s assets consist primarily of high quality, corporate bonds and stocks traded on the London Stock Exchange and are determined from time to time based on their fair market value. The plan’s obligation to pay pensions is estimated by using actuarial assumptions. To the extent that the plan’s assets are not sufficient to meet the estimated amount of the plan’s obligations, further funding of the plan will be required by the plan’s sponsoring employers, Diodes Zetex Limited and Diodes Zetex Semiconductors Limited, over an agreed deficit recovery period.

As of March 31, 2014, the estimated obligation of the plan was approximately £90 million GBP (approximately $150 million based on a USD:GBP exchange rate of 1.6:1) and the total assets in the plan were approximately £71 million GBP (approximately $118 million based on a USD:GBP exchange rate of 1.6:1). Therefore, the plan was underfunded by approximately £19 million GBP (approximately $32 million based on a USD:GBP exchange rate of 1.6:1). The difference between plan obligations and assets (the funded status of the plan), is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.

Any fluctuations in the United Kingdom’s equity markets and bond markets or changes in several key actuarial assumptions, including, but not limited to, changes in the plan’s discount rate applied to future benefit obligations to calculate their fair market value today or mortality rates, can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future funding requirements. In the event that the plan’s experience differs from the actuarial assumptions used by the plan, or actuarial assumptions are changed, the funding status of the plan may change (i.e. the funded status of the plan could increase or decrease). Any decrease in the funding of the plan could result in increased contributions to the plan. A significant increase in contributions required could have a negative impact on our cash flows, results of operations and financial condition.

In 2012, we adopted a payment plan with the trustees of the defined benefit plan, in which we will pay approximately £2 million GBP (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) every year from 2012 through 2019. As part of the required pension review, which occurs every three years under the United Kingdom pension regulations, the Company is currently in discussions with the trustees regarding future contributions to the plan and expect to reach an agreement in the second half of 2014.

If we fail to reach an agreement with the trustees, the Pension Regulator in the United Kingdom could impose contributions on Diodes Zetex Limited or Diodes Zetex Semiconductors Limited, or in limited circumstances could require financial support to be provided to the plan from entities connected or associated with Diodes Zetex Limited or Diodes Zetex Semiconductors Limited, including other companies in the group. Furthermore, Diodes Zetex Limited and Diodes Semiconductors Limited remain ultimately liable to fully fund the plan regardless of any failure to agree upon future contributions in respect of a particular actuarial valuation, i.e., if either the plan or those companies were wound up, a debt equal to each company’s share of the entire outstanding deficit at that time (calculated on a statutory conservative basis) would be owed by the relevant company. This could have a material adverse effect on our cash flows, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no repurchases of our Common Stock during the first quarter of 2014.

Item 3.	Defaults Upon Senior Securities

There are no matters to be reported under this heading.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

There are no matters to be reported under this heading.

Item 6.	Exhibits

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation, as amended	10-Q	May 10, 2013	3.1

3.2	Amended By-laws of the Company as of May 21, 2012	8-K	May 24, 2012	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

10.1	Equity Transfer Agreement, dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited				X

10.2	Equity Transfer Agreement Amendment, dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited				X

10.3	Fourth Supplemental Agreement to the Factory Building Lease Agreement, dated April 23, 2014, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.				X

10.4	Plating Processing Agreement, dated February 28, 2014, between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited				X

10.5	Framework Agreement, dated 2014, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited, and Trustees				X

10.6**	Stock Award Agreement, dated as of September 22, 2009, between the Company and Keh-Shew Lu				X

10.7***	Form of Nonstatutory Stock Option Agreement for the Company’s 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.80

10.8***	Form of Nonstatutory Stock Option Agreement for the Company’s 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.81

10.9***	Form of Restricted Stock Agreement for the Company’s 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.82

10.10***	Form of Restricted Stock Agreement for the Company’s 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.83

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Labels Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

**

This exhibit was original filed in the Current Report on Form 8-K on September 28, 2009 with the confidential treatment granted on a portion of the exhibit. The confidential treatment order was expired on March 3, 2014, and the full version of the exhibit is filed herewith.

***	Denotes management contract or compensatory plan or arrangement.

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

DIODES INCORPORATED (Registrant)

By: /s/ Richard D. White	May 9, 2014
RICHARD D. WHITE
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)