Form 10-Q
period 2014-06-30
DIODES INC /DEL/
filed 2014-08-08
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s Common Stock outstanding as of August 4, 2014 was 47,565,351.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$235,465	$196,635
Short-term investments	17,656	22,922
Accounts receivable, net	187,839	192,267
Inventories	182,781	180,396
Deferred income taxes, current	9,823	10,513
Prepaid expenses and other	54,628	47,352
Total current assets	688,192	650,085

PROPERTY, PLANT AND EQUIPMENT, net	312,542	322,013

DEFERRED INCOME TAXES, non-current	22,360	28,237

OTHER ASSETS
Goodwill	85,960	84,714
Intangible assets, net	49,976	53,571
Other	26,705	23,638
Total assets	$1,185,735	$1,162,258

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

LIABILITIES AND EQUITY

(In thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
CURRENT LIABILITIES
Lines of credit	$2,487	$5,814
Accounts payable	101,050	89,212
Accrued liabilities	63,134	60,684
Income tax payable	1,241	1,206
Total current liabilities	167,912	156,916

LONG-TERM DEBT, net of current portion	162,702	182,799

OTHER LONG-TERM LIABILITIES	74,324	78,866
Total liabilities	404,938	418,581

COMMITMENTS AND CONTINGENCIES (See Note H)

EQUITY
Diodes Incorporated stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 47,078,198 and 46,680,973 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	31,387	31,120
Additional paid-in capital	298,920	289,668
Retained earnings	453,915	426,328
Accumulated other comprehensive loss	(45,070)	(44,374)
Total Diodes Incorporated stockholders' equity	739,152	702,742
Noncontrolling interest	41,645	40,935
Total equity	780,797	743,677
Total liabilities and equity	$1,185,735	$1,162,258

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET SALES	$223,217	$214,379	$433,203	$391,343

COST OF GOODS SOLD	152,913	153,086	301,318	283,867

Gross profit	70,304	61,293	131,885	107,476

OPERATING EXPENSES
Selling, general and administrative	33,291	35,080	65,621	65,456
Research and development	12,781	12,145	25,701	22,225
Other operating expenses	1,089	3,830	3,077	5,781
Total operating expenses	47,161	51,055	94,399	93,462

Income from operations	23,143	10,238	37,486	14,014

OTHER INCOME (EXPENSES)	359	277	(991)	798

Income before income taxes and noncontrolling interest	23,502	10,515	36,495	14,812

INCOME TAX PROVISION	5,651	1,475	8,198	8,049

NET INCOME	17,851	9,040	28,297	6,763

Less: NET INCOME attributable to noncontrolling interest	(466)	(405)	(710)	(54)

NET INCOME attributable to common stockholders	$17,385	$8,635	$27,587	$6,709

EARNINGS PER SHARE attributable to common stockholders
Basic	$0.37	$0.19	$0.59	$0.15
Diluted	$0.36	$0.18	$0.57	$0.14

Number of shares used in computation
Basic	46,889	46,148	46,794	46,085
Diluted	48,423	47,507	48,223	47,383

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$17,851	$9,040	$28,297	$6,763

Translation adjustment	3,712	(859)	(145)	(8,395)

Unrealized gain (loss) on defined benefit plan, net of tax	(1,816)	2,659	(550)	1,181

Comprehensive income (loss)	19,747	10,840	27,602	(451)

Less: Comprehensive income attributable to noncontrolling interest	(466)	(405)	(710)	(54)

Total comprehensive income (loss) attributable to common stockholders	$19,281	$10,435	$26,892	$(505)

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES	$80,066	$61,173

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	-	(124,916)
Purchases of property, plant and equipment	(23,668)	(23,751)
Proceeds from sales of property, plant and equipment	1,428	51
Proceeds from maturity of short-term investments	5,380	-
Purchases of equity securities	(1,842)	-
Proceeds from sale of equity securities	-	7,458
Other	1,280	(3,799)
Net cash used by investing activities	(17,422)	(144,957)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on lines of credit	4,335	4,963
Repayments on lines of credit	(7,622)	(25,711)
Borrowings of long-term debt	-	181,002
Repayments of long-term debt	(20,710)	(15,536)
Net proceeds from issuance of common stock	2,913	1,366
Other	(147)	(2,844)
Net cash provided by (used by) financing activities	(21,231)	143,240

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,583)	(3,031)
INCREASE IN CASH AND CASH EQUIVALENTS	38,830	56,425
CASH AND CASH EQUIVALENTS, beginning of period	196,635	157,121
CASH AND CASH EQUIVALENTS, end of period	$235,465	$213,546

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$(1,968)	$(330)

Acquisition:
Fair value of assets acquired	$-	$247,012
Liabilities assumed	-	(92,277)
Cash acquired	-	(29,819)
Net assets acquired	$-	$124,916

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2014. The consolidated condensed financial data at December 31, 2013 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective in the first quarter of 2017, with early adoption not permitted and requires either a retrospective or a modified retrospective approach to adoption.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

NOTE B – Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	46,889	46,148	46,794	46,085

Net income attributable to common stockholders	$17,385	$8,635	$27,587	$6,709

Earnings per share attributable to common stockholders	$0.37	$0.19	$0.59	$0.15

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	46,889	46,148	46,794	46,085

Add: Dilutive effect of stock options and stock awards outstanding	1,534	1,359	1,429	1,298
	48,423	47,507	48,223	47,383

Net income attributable to common stockholders	$17,385	$8,635	$27,587	$6,709

Earnings per share attributable to common stockholders	$0.36	$0.18	$0.57	$0.14

NOTE C – Inventories

Inventories stated at the lower of cost or market value are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$71,197	$69,878
Work-in-progress	46,540	43,031
Finished goods	65,044	67,487
Total	$182,781	$180,396

NOTE D – Goodwill and Intangible Assets

Changes in goodwill are as follows (in thousands):

Balance at December 31, 2013	$84,714
Translation adjustment	1,246
Balance at June 30, 2014	$85,960

Intangible assets are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Intangible assets subject to amortization:
Gross carrying amount	$86,929	$86,925
Accumulated amortization	(36,220)	(32,245)
Translation adjustment	(6,710)	(7,000)
Total	43,999	47,680
Intangible assets with indefinite lives:
Gross carrying amount	6,403	6,403
Translation adjustment	(426)	(512)
Total	5,977	5,891
Total intangible assets, net	$49,976	$53,571

Amortization expense related to intangible assets subject to amortization was approximately $2 million for both the three months ended June 30, 2014 and 2013, and approximately $4 million for both the six months ended June 30, 2014 and 2013.

NOTE E – Income Tax Provision

Income tax expense of approximately $6 million and $1 million was recorded for the three months ended June 30, 2014 and 2013, respectively, and income tax expense of approximately $8 million was recorded for both the six months ended June 30, 2014 and 2013. This resulted in an effective tax rate of 22% for the six months ended June 30, 2014, as compared to 54% in the same period last year and compared to 38% for the full year of 2013.   The effective tax rate for the six months ended June 30, 2014 includes a $2 million benefit for discrete items, primarily resulting from the conclusion of a tax audit.  The effective tax rate for the six months ended June 30, 2013 includes a $6 million charge for discrete items during the period, primarily resulting from a tax audit by the China tax authorities. The estimated annual tax rate for 2014 is expected to be approximately 28%, excluding discrete items.  The Company’s effective tax rates for the six months ended June 30, 2014 and 2013, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally from the impact of income in lower-taxed jurisdictions.

For the three months ended June 30, 2014, the Company reported domestic and foreign pre-tax income of approximately $1 million and $23 million, respectively. For the six months ended June 30, 2014, the Company reported domestic and foreign pre-tax income of approximately $4 million and $32 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to US tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.

The impact of tax holidays decreased the Company’s tax expense by approximately $1 million and $2 million for the six months ended June 30, 2014 and 2013, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the six months ended June 30, 2014 was approximately $0.03. The benefit of the tax holidays on both basic and diluted earnings per share for the six months ended June 30, 2013 was approximately $0.04.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007, or for the 2010 tax year.  With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of June 30, 2014, the gross amount of unrecognized tax benefits was approximately $21 million.

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

NOTE F – Share-Based Compensation

The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of sales	$107	$126	$203	$249
Selling and administrative expense	2,979	2,877	5,829	5,720
Research and development expense	305	301	578	591

Total share-based compensation expense	$3,391	$3,304	$6,610	$6,560

Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire eight years after the grant date, and expense was estimated on the date of grant using the Black-Scholes-Merton option pricing model.

The total net cash proceeds received from stock option exercises during the six months ended June 30, 2014 was approximately $3 million. Stock option expense was approximately $1 million for both the three months ended June 30, 2014 and 2013, and $2 million for both the six months ended June 30, 2014 and 2013.

A summary of the stock option grants is as follows:

Stock Options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2014	3,126	$18.93	4	$17,461
Granted	176	27.92
Exercised	(304)	9.66		5,422
Forfeited or expired	(2)	29.21
Outstanding at June 30, 2014	2,996	$20.39	4	$25,754
Exercisable at June 30, 2014	2,406	$19.43	3	$22,967

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

As of June 30, 2014, total unrecognized share-based compensation expense related to unvested stock options, net of forfeitures, was approximately $7 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3 years.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

Share grant expense for the three months ended June 30, 2014 and 2013 was approximately $3 million and $2 million, respectively, and share grant expense for both the six months ended June 30, 2014 and 2013 was approximately $5 million.

A summary of the Company’s non-vested share grants is as follows:

Share Grants	Shares (000)	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value ($000)

Non-vested at January 1, 2014	1,131	$22.35	$26,656
Granted	234	27.46
Vested	(95)	22.42	2,606
Forfeited	(12)	21.81
Non-vested at June 30, 2014	1,258	$23.32	$30,650

As of June 30, 2014, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $20 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3 years.

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

The Company’s primary operations include the domestic operations in Asia, North America and Europe.

Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended	Asia	North America	Europe	Consolidated
June 30, 2014

Total sales	$200,955	$38,304	$47,383	$286,642
Inter-company sales	(25,518)	(15,650)	(22,257)	(63,425)
Net sales	$175,437	$22,654	$25,126	$223,217

Three Months Ended	Asia	North America	Europe	Consolidated
June 30, 2013

Total sales	$195,735	$37,253	$39,993	$272,981
Inter-company sales	(18,873)	(18,657)	(21,072)	(58,602)
Net sales	$176,862	$18,596	$18,921	$214,379

As of and for the Six Months Ended	Asia	North America	Europe	Consolidated
June 30, 2014

Total sales	$390,322	$75,089	$88,929	$554,340
Inter-company sales	(48,802)	(30,387)	(41,948)	(121,137)
Net sales	$341,520	$44,702	$46,981	$433,203

Property, plant and equipment, net	$262,186	$28,016	$22,340	$312,542
Total assets	$866,715	$130,085	$188,935	$1,185,735

As of and for the Six Months Ended	Asia	North America	Europe	Consolidated
June 30, 2013

Total sales	$352,535	$72,061	$77,630	$502,226
Inter-company sales	(34,896)	(35,424)	(40,563)	(110,883)
Net sales	$317,639	$36,637	$37,067	$391,343

Property, plant and equipment, net	$277,608	$30,579	$23,100	$331,287
Total assets	$837,332	$150,733	$183,509	$1,171,574

Geographic Information

Revenues were derived from (shipped to) customers located in the following countries (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended June 30,		Net Sales
	2014	2013	2014	2013
China	$139,703	$139,113	63%	65%
United States	21,765	16,604	10%	8%
Germany	16,372	12,263	7%	6%
Korea	14,110	16,119	6%	8%
Singapore	12,498	12,784	6%	6%
Taiwan	6,698	6,763	3%	3%
All Others (1)	12,071	10,733	5%	5%
Total	$223,217	$214,379	100%	100%

	Net Sales
	for the Six Months		Percentage of
	Ended June 30,		Net Sales
	2014	2013	2014	2013
China	$267,160	$246,757	62%	63%
United States	41,406	34,021	10%	9%
Korea	34,235	31,566	8%	8%
Germany	31,199	23,291	7%	6%
Singapore	22,116	21,719	5%	6%
Taiwan	13,581	11,916	3%	3%
All Others (1)	23,506	22,073	5%	6%
Total	$433,203	$391,343	100%	100%
(1)	Represents countries with less than 3% of the total revenues each.

NOTE H – Commitments and Contingencies

Purchase commitments – As of June 30, 2014, the Company had approximately $17 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.

Contingencies – From time to time, the Company may be involved in a variety of legal matters that arise in the normal course of business. Based on information available, the Company evaluates the likelihood of potential outcomes. The Company records the appropriate liability when it is considered probable and the amount is reasonably estimable. In addition, the Company does not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.

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

Net periodic benefit costs associated with the defined benefit plan were approximately $0 million for both the three months ended June 30, 2014 and 2013, and $1 million and $0 million for the six months ended June 30, 2014 and 2013, respectively.

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Defined Benefit Plan

Change in benefit obligation:

Balance at December 31, 2013	$149,316

Service cost	167

Interest cost	3,436

Actuarial loss	1,447

Benefits paid	(2,308)

Settlements	-

Currency changes	4,919

Benefit obligation at June 30, 2014	$156,977

Change in plan assets:

Fair value of plan assets at December 31, 2013	$116,568

Actual return on plan assets	3,851

Employer contribution	334

Benefits paid	(2,308)

Currency changes	3,834

Fair value of plan assets at June 30, 2014	$122,279

Underfunded status at June 30, 2014	$(34,698)

Based on an actuarial study performed as of June 30, 2014, the plan is underfunded and a liability is reflected in the Company’s consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of June 30, 2014 was 4.5%.

The following weighted-average assumptions were used to determine net periodic benefit costs for the six months ended June 30, 2014:

Discount rate	4.6%
Expected long-term return on plan assets	5.9%

During the second quarter of 2012, the Company adopted a payment plan with the trustees of the defined benefit plan, in which the Company will pay approximately ₤2 million British Pound Sterling (“GBP”) (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) every year from 2012 through 2019. As part of the required pension review, which occurs every three years under the United Kingdom pension regulations, the Company is currently in discussions with the trustees regarding future contributions for the pension scheme.

The Company also has pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, are not included in the figures or assumptions above.

Deferred Compensation

The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At June 30, 2014, these investments totaled approximately $4 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE J – Related Parties

The Company conducts business with three related companies: Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”) and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC owned approximately 18% of the Company’s outstanding Common Stock as of June 30, 2014. Keylink is the Company’s 5% joint venture partner in two of the Company’s Shanghai manufacturing facilities. A member of the Company’s Board of Directors who is also the Company’s President and Chief Executive Officer is a member of the Board of Directors of Nuvoton.  In addition, another member of the Company’s Board of Directors is a Supervisor of the Board of Directors of Nuvoton.

The Audit Committee of the Company’s Board reviews all related party arrangements for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time.

Lite-On Semiconductor Corporation – The Company sells products to LSC and purchases semiconductor products from LSC for subsequent sale, making LSC one of the Company’s largest suppliers.

Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$164	$296	$279	$399
Purchases	$8,374	$9,650	$15,712	$17,159

Keylink International (B.V.I.) Inc. – The Company sells products to Keylink and purchases semiconductor products for subsequent sale. In addition, two of the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (including, but not limited to, metal plating and environmental services) to Keylink. The Company also pays a consulting fee to Keylink. The aggregate amounts for these services for both the three months ended June 30, 2014 and 2013 were approximately $5 million.  The aggregate amounts for these services for both the six months ended June 30, 2014 and 2013 were approximately $9 million.

Net sales to, and purchases from, Keylink are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$2,116	$1,561	$4,380	$5,209
Purchases	$2,070	$2,138	$3,716	$3,666

Nuvoton Technology Corporation – The Company purchases wafers from Nuvoton that it uses in the production of finished goods.

Net purchases from Nuvoton are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Purchases	$3,237	$3,248	$6,573	$5,095

Accounts receivable from, and accounts payable to, LSC, Keylink and Nuvoton are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Accounts receivable
LSC	$155	$140
Keylink	3,400	4,927
	$3,555	$5,067
Accounts payable
LSC	$5,919	$5,670
Keylink	6,230	6,505
Nuvoton	1,154	770
	$13,303	$12,945

NOTE K – Subsequent Event

Zetex (Chengdu) Electronics Co., Ltd (“ZCEL”) was established in 1995; in which one of the Company’s subsidiaries became a 33% equity owner of ZCEL.  The Company has historically treated the investment under the equity method of accounting.  On July 7, 2014, the Company increased its equity ownership in ZCEL to 95% when it paid $4 million for an additional 62% of equity.

The Company purchased the additional equity from a subsidiary of our joint venture partner, Chengdu Ya Guang Electric Company Limited, with whom the Company established a semiconductor manufacturing facility for surface-mounted component production, assembly and test in Chengdu, China and who owns 5% of the joint venture.

The Company acquired the additional equity in ZCEL to secure local plating services for its joint venture manufacturing facility in Chengdu, China where the Company can have its plating services completed locally.  The Company intends to account for the additional equity purchase as a business combination achieved in stages and will consolidate ZCEL as of July 1, 2014, which is not materially different from July 7, 2014.

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

Highlights

—

Net sales for the three months ended June 30, 2014 was approximately $223 million, an increase of $9 million, or 4%, over the same period last year, and a sequential increase of 6% compared to the $210 million in the first quarter of 2014;

—	Net sales for the six months ended June 30, 2014 was approximately $433 million, an increase of $42 million, or 11%, over the same period last year;
—

Gross profit for the three months ended June 30, 2014 was approximately $70 million, an increase of $9 million, or 15%, over the same period last year, and a sequential increase of 14% compared to the $62 million in the first quarter of 2014;

—	Gross profit for the six months ended June 30, 2014 was approximately $132 million, an increase of $24 million, or 23%, over the same period last year;
—	Gross profit margin for the three months ended June 30, 2014 was 32%, compared to 29% in the same period last year, and 29% in the first quarter of 2014;
—	Gross profit margin for the six months ended June 30, 2014 was 30%, compared to 27% in the same period last year;
—

Net income attributable to common stockholders for the three months ended June 30, 2014 was approximately $17 million, or $0.36 per diluted share, compared to net income attributable to common stockholders of $9 million, or $0.18 per diluted share, in the same period last year, and net income attributable to common stockholders of $10 million, or $0.21 per diluted share, in the first quarter of 2014;

—

Net income attributable to common stockholders for the six months ended June 30, 2014 was approximately $28 million, or $0.57 per diluted share, compared to net income attributable to common stockholders of $7 million, or $0.14 per diluted share, in the same period last year; and

—	Cash flows from operating activities was approximately $80 million for the six months ended June 30, 2014.

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

First Two Quarters of 2014

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

For the second quarter of 2014, financial results were at the upper end of our guidance.  Revenue grew over 6% sequentially and gross profit reached a quarterly record reflecting our improved product mix and increased capacity utilization.  Our achievement of 32% gross margin was the highest level since the second quarter of 2011. During the quarter, North America and Europe were stronger than expected, which contributed to further gains in industrial end-markets.  These regions have solid product mix distribution due to the end-markets and customers we serve in these geographies. Our strongest end-market in the quarter was industrial primarily due to strength in North America and Europe, as well as communications as a result of continued gains in smartphones and smartphone chargers.  In addition, we had a strong quarter in automotive and better than expected results in computing.

Business Outlook

Our strong second quarter results demonstrate the leverage in our operating model, and we expect to generate increased profits and cash as revenue continues to grow. For the third quarter of 2014, we expect revenue to increase to a range of $228 million and $238 million, or up 2.1% to 6.6% sequentially. We expect gross margin to be 31.8%, plus or minus 2%. Operating expenses are expected to be approximately 21.0% of revenue, plus or minus 1%. We expect our income tax rate to be 22%, plus or minus 3%, and shares used to calculate diluted earnings per share for the second quarter are anticipated to be approximately 48.8 million.

Factors Relevant to Our Results of Operations

The following has affected, and, we believe, will continue to affect, our results of operations:

—

Net sales for the six months ended June 30, 2014 was $433 million, compared to $391 million in the same period last year. This increase in net sales mainly reflects the inclusion of 6 months of BCD revenue in 2014 compared to 4 months in 2013, an increase in units sold and an increase in average selling price (“ASP”).

—

Our gross profit margin was 30% for the six months ended June 30, 2014, compared to 27% in the same period last year. Our gross margin percentage increased over the same period last year due primarily to improved wafer fabrication performance and improved product mix. Future gross profit margins will depend primarily on market prices, our product mix, manufacturing cost savings, and the demand for our products. For the six months ended June 30, 2014 and 2013, the percentage of our net sales derived from our Asian subsidiaries was approximately 79% and 81%, respectively. Europe accounted for approximately 11% of our revenues for the six months ended June 30, 2014, compared to 10% in the same period last year. In addition, North America accounted for approximately 10% of our revenues for the six months ended June 30, 2014, compared to 9% in the same period last year.

—

Since inception, we have invested over $500 million in our manufacturing facilities in Asia, including costs for acquisitions. For the six months ended June 30, 2014, we invested approximately $12 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on, among other factors, product demand and new product developments.

—

For the six months ended June 30, 2014, our OEM and electronic manufacturing services (“EMS”) customers together accounted for approximately 32% of our net sales, while our global network of distributors accounted for approximately 68% of our net sales. Compared to prior years, the percentage of net sales to our global network of distributors has increased mainly due to acquisitions in which the majority of the net sales of the acquired companies are to distributors.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

The following table sets forth the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	'13 to '14
Net sales	100%	100%	4

Cost of goods sold	(68)	(71)	-

Gross profit	32	29	15

Operating expenses	(22)	(24)	(8)

Income from operations	10	5	127

Other income (expense)	-	-	(3)

Income before income taxes and noncontrolling interest	10	5	124

Income tax provision	(3)	(1)	283

Net income (loss)	8	4	98

Net income (loss) attributable to noncontrolling interest	-	-	15

Net income (loss) attributable to common stockholders	8	4	101

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. This discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2014	2013
Net Sales	$223,217	$214,379

Net sales increased approximately $9 million for the three months ended June 30, 2014, compared to the same period last year. The 4% increase in net sales represented a 2% decrease in units sold and a 6% increase in ASP. The revenue increase for the three months ended June 30, 2014 was mainly attributable to increased revenue in our end-markets in North America and Europe, which tend to have higher ASP.

	2014	2013
Cost of goods sold	$152,913	$153,086
Gross profit	$70,304	$61,293
Gross profit margin	31.5%	28.6%

Cost of goods sold remained relatively flat for the three months ended June 30, 2014, compared to the same period last year. As a percent of sales, cost of goods sold decreased to 68% for the three months ended June 30, 2014, compared to 71% in the same period last year, and average unit cost (“AUP”) increased by 2%.

For the three months ended June 30, 2014, gross profit increased by approximately $9 million, or 15%, compared to the same period last year. Gross margin increased to 32% for the three months ended June 30, 2014, compared to 29% for the same period last year. This increase is mainly due to improved wafer fabrication performance and improved product mix.

	2014	2013
Operating expenses	$47,161	$51,055

Operating expenses for the three months ended June 30, 2014 decreased approximately $4 million compared to the same period last year. Of the components within operating expenses, selling, general and administrative expenses (“SG&A”) decreased approximately $2 million, research and development expenses (“R&D”) increased approximately $1 million, and other operating expenses decreased approximately $2 million. SG&A, as a percentage of sales, was 15% for the three months ended June 30, 2014, compared to 17% for the same period last year. R&D, as a percentage of sales, was 6% for both the three months ended June 30, 2014 and 2013. SG&A for the three months ended June 30, 2014 decreased due primarily to a reduction in salary and wages, which included a reduction in retention bonuses in connection with the BCD acquisition.  R&D for the three months ended June 30, 2014 increased due primarily to an increase in salary and wages due to an increase in headcount.  Also included in other operating expenses was a gain on sale of assets of $1 million for the three months ended June 30, 2014 and a restructuring charge of $2 million for the three months ended June 30, 2013.

	2014	2013
Other income	$359	$277

Other income for the three months ended June 30, 2014 was primarily due to interest income and gain on securities carried at fair value, substantially offset by interest expense and foreign currency losses. Other income for the three months ended June 30, 2013 was primarily due to foreign currency gains and interest income, substantially offset by interest expense.

	2014	2013
Income tax provision	$5,651	$1,475

We recognized income tax expense of approximately $6 million for the three months ended June 30, 2014 and $1 million for the three months ended June 30, 2013. The effective tax rate is 24% for the three months ended June 30, 2014, compared to 14% in the same period last year.   The increase in income taxes for 2014 compared to 2013 is a result of increased earnings in higher tax jurisdictions.  Our effective tax rates for the three months ended June 30, 2014 and 2013, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally as a result of income in lower-taxed jurisdictions.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

The following table sets forth the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	'13 to '14
Net sales	100%	100%	11

Cost of goods sold	(70)	(73)	6

Gross profit	30	27	23

Operating expenses	(22)	(23)	1

Income from operations	8	4	168

Other income (expense)	-	-	(236)

Income before income taxes and noncontrolling interest	8	4	146

Income tax provision	(2)	(2)	2

Net income (loss)	6	2	318

Net income (loss) attributable to noncontrolling interest	-	-	1,215

Net income (loss) attributable to common stockholders	6	2	311

The following discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. This discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2014	2013
Net Sales	$433,203	$391,343

Net sales increased approximately $42 million for the six months ended June 30, 2014, compared to the same period last year. The 11% increase in net sales represented an approximately 5% increase in ASP and a 5% increase in units sold. The revenue increase for the six months ended June 30, 2014 was mainly attributable to increased revenue in our-end markets in North America and Europe, which tend to have higher ASP and the inclusion of BCD revenue for the full six months compared to four months in 2013.

	2014	2013
Cost of goods sold	$301,318	$283,867
Gross profit	$131,885	$107,476
Gross profit margin	30.4%	27.5%

Cost of goods sold increased approximately $17 million, or 6%, for the six months ended June 30, 2014, compared to the same period last year. As a percent of sales, cost of goods sold decreased to 70% for the six months ended June 30, 2014, compared to 73% in the same period last year, and AUP decreased by 1%.

For the six months ended June 30, 2014, gross profit increased by approximately $24 million, or 23%, compared to the same period last year. Gross margin increased to 30% for the six months ended June 30, 2014, compared to 27% for the same period last year. This increase is mainly due to improved wafer fabrication performance and improved product mix.

	2014	2013
Operating expenses	$94,399	$93,462

Operating expenses for the six months ended June 30, 2014 increased approximately $1 million compared to the same period last year. Of the components within operating expenses, SG&A remained relatively flat, and R&D increased approximately $3 million. SG&A, as a percentage of sales, decreased to 15% for the six months ended June 30, 2014, compared to 17% in the same period last year, and R&D, as a percentage of sales, remained relatively flat at 6% for the six months ended June 30, 2014, compared to the same period last year. SG&A for the six months ended June 30, 2014 had increased salary and wages due to the acquisition of BCD in 2013, offset by reduction in professional fees.  R&D for the six months ended June 30, 2014 increased due primarily to an increase in salary and wages due to increase in headcount and the acquisition of BCD in 2013.  Also included in other operating expenses was a gain on sale of assets of $1 million for the six months ended June 30, 2014 and a restructuring charge of $2 million for the six months ended June 30, 2013.

	2014	2013
Other income (expense)	$(991)	$798

Other expense for the six months ended June 30, 2014 was $1 million and other income for the six months ended June 30, 2013 was $1 million. Other expense for the six months ended June 30, 2014 was primarily due to interest expense and foreign currency losses, partially offset by interest income and gain on securities carried at fair value.  Other income for the six months ended June 30, 2013 was primarily due to foreign currency gains and interest income, partially offset by interest expense.

	2014	2013
Income tax provision	$8,198	$8,049

We recognized income tax expense of approximately $8 million for both the six months ended June 30, 2014 and 2013. The estimated effective tax rate is approximately 22% for the six months ended June 30, 2014, compared to approximately 54% in the same period last year. Income tax expense for the six months ended June 30, 2013 was impacted by $5 million additional tax expense in regard to a tax audit by the China tax authorities, which is treated as a discrete item. Our effective tax rates for the six months ended June 30, 2014 and 2013, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally from the impact of income in lower-taxed jurisdictions.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. credit agreement consisting of a $300 million revolving senior credit facility (the “Revolver”), which includes a $10 million swing line sublimit, a $10 million letter of credit sublimit, and a $20 million alternative currency sublimit. The Revolver matures on January 8, 2018, and as of June 30, 2014, $160 million was outstanding. In addition, we have foreign credit facilities with borrowing capacities of approximately $105 million with $2 million in outstanding borrowings and $6 million used for import and export guarantees and bank acceptance notes. We also have foreign long-term debt of approximately $3 million.  Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2013 and June 30, 2014 our working capital was $493 million and $520 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the six months ended June 30, 2014 and 2013 were $26 million and $21 million, respectively. For the first six months of 2014 capital expenditures were approximately 6% of our net sales, which is within our capital spending target range of 5% to 9% of net sales.

As of June 30, 2014, we had short-term investments totaling $18 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit all earned and future interest income.

Discussion of Cash Flow

Cash and cash equivalents increased from $197 million at December 31, 2013 to $235 million at June 30, 2014 primarily from cash provided by operating activities, partially offset by cash used by investing activities and financing activities.

A summary of the consolidated condensed statements of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Net cash provided by operating activities	$80,066	$61,173	$18,893
Net cash used by investing activities	(17,422)	(144,957)	127,535
Net cash provided by (used by) financing activities	(21,231)	143,240	(164,471)
Effect of exchange rates on cash and cash equivalents	(2,583)	(3,031)	448
Net increase in cash and cash equivalents	$38,830	$56,425	$(17,595)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2014 was $80 million, resulting primarily from $28 million of net income, $38 million in depreciation and amortization, $7 million of non-cash share-based compensation expense, a decrease in accounts receivable and an increase in liabilities, offset partially by an increase in prepaid and other assets. Net cash provided by operating activities was $61 million for the same period last year, resulting primarily from $7 million in net income, $36 million in depreciation and amortization, $7 million of non-cash share-based compensation expense and changes in assets and liabilities.

Investing Activities

Net cash used by investing activities was $17 million for the six months ended June 30, 2014, compared to net cash used by investing activities of $145 million for the same period last year. This decrease in net cash used was due primarily to approximately $125 million for the acquisition of BCD, net of cash acquired for the six months ended June 30, 2013.

Financing Activities

Net cash used by financing activities was $21 million for the six months ended June 30, 2014, compared to net cash provided by financing activities of $143 million in the same period last year. Net cash used in 2014 consisted primarily of repayments on lines of credit and long-term debt, offset partially by advances on lines of credit and proceeds from issuance of common stock. Net cash provided by in 2013 consisted primarily of $180 million drawn down on the Revolver, offset by repayments on lines of credit.

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

As of June 30, 2014, the estimated obligation of the plan was approximately ₤90 million GBP (approximately $150 million based on a USD:GBP exchange rate of 1.6:1) and the total assets in the plan were approximately ₤71 million GBP (approximately $118 million based on a USD:GBP exchange rate of 1.6:1). Therefore, the plan was underfunded by approximately ₤19 million GBP (approximately $32 million based on a USD:GBP exchange rate of 1.6:1). The difference between plan obligations and assets (the funded status of the plan), is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.

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

In 2012, we adopted a payment plan with the trustees of the defined benefit plan, in which we will pay approximately ₤2 million GBP (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) every year from 2012 through 2019. As part of the required pension review, which occurs every three years under the United Kingdom pension regulations, the Company is currently in discussions with the trustees regarding future contributions to the plan and expect to reach an agreement in the second half of 2014.

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

There have been no repurchases of our Common Stock during the second quarter of 2014.

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

DIODES INCORPORATED (Registrant)

By: /s/ Richard D. White	August 8, 2014
RICHARD D. WHITE
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)