Form 10-Q
period 2014-09-30
DIODES INC /DEL/
filed 2014-11-07
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s Common Stock outstanding as of November 4, 2014 was 47,583,612.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$236,849	$196,635
Short-term investments	14,165	22,922
Accounts receivable, net	193,639	192,267
Inventories	189,119	180,396
Deferred income taxes, current	9,828	10,513
Prepaid expenses and other	52,130	47,352
Total current assets	695,730	650,085

PROPERTY, PLANT AND EQUIPMENT, net	312,176	322,013

DEFERRED INCOME TAXES, non-current	24,597	28,237

OTHER ASSETS
Goodwill	83,542	84,714
Intangible assets, net	47,391	53,571
Other	24,804	23,638
Total assets	$1,188,240	$1,162,258

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

LIABILITIES AND EQUITY

(In thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
CURRENT LIABILITIES
Lines of credit	$2,009	$5,814
Accounts payable	97,367	89,212
Accrued liabilities	65,390	60,684
Income tax payable	3,777	1,206
Total current liabilities	168,543	156,916

LONG-TERM DEBT, net of current portion	147,533	182,799

OTHER LONG-TERM LIABILITIES	78,134	78,866
Total liabilities	394,210	418,581

COMMITMENTS AND CONTINGENCIES (See Note H)

EQUITY
Diodes Incorporated stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 47,572,500 and 46,680,973 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	31,717	31,120
Additional paid-in capital	305,143	289,668
Retained earnings	473,342	426,328
Accumulated other comprehensive loss	(58,847)	(44,374)
Total Diodes Incorporated stockholders' equity	751,355	702,742
Noncontrolling interest	42,675	40,935
Total equity	794,030	743,677
Total liabilities and equity	$1,188,240	$1,162,258

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET SALES	$233,777	$224,510	$666,980	$615,853

COST OF GOODS SOLD	159,045	154,951	460,363	438,818

Gross profit	74,732	69,559	206,617	177,035

OPERATING EXPENSES
Selling, general and administrative	33,897	33,810	99,518	99,266
Research and development	13,864	13,611	39,565	35,836
Other operating expenses	1,967	1,876	5,044	7,657
Total operating expenses	49,728	49,297	144,127	142,759

Income from operations	25,004	20,262	62,490	34,276

OTHER INCOME (EXPENSES)	1,300	(2,768)	309	(1,970)

Income before income taxes and noncontrolling interest	26,304	17,494	62,799	32,306

INCOME TAX PROVISION	6,172	3,604	14,370	11,653

NET INCOME	20,132	13,890	48,429	20,653

Less: NET INCOME attributable to noncontrolling interest	(705)	(271)	(1,415)	(325)

NET INCOME attributable to common stockholders	$19,427	$13,619	$47,014	$20,328

EARNINGS PER SHARE attributable to common stockholders
Basic	$0.41	$0.29	$1.00	$0.44
Diluted	$0.40	$0.28	$0.97	$0.43

Number of shares used in computation
Basic	47,548	46,605	47,047	46,260
Diluted	48,736	48,023	48,385	47,584

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$20,132	$13,890	$48,429	$20,653

Translation adjustment	(8,788)	11,983	(8,933)	3,588

Unrealized loss on defined benefit plan, net of tax	(4,991)	(3,687)	(5,541)	(2,506)

Comprehensive income	6,353	22,186	33,955	21,735

Less: Comprehensive income attributable to noncontrolling interest	(705)	(271)	(1,415)	(325)

Total comprehensive income attributable to common stockholders	$5,648	$21,915	$32,540	$21,410

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES	$107,325	$77,834

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	-	(124,916)
Decrease in restricted cash	1,278	6,949
Purchases of property, plant and equipment	(37,081)	(30,780)
Proceeds from sales of property, plant and equipment	1,428	58
Purchases of short-term investments	-	(21,690)
Proceeds from maturity of short-term investments	8,516	-
Purchases of equity securities	(1,842)	(5,563)
Proceeds from sale of equity securities	562	7,458
Other	518	(958)
Net cash used by investing activities	(26,621)	(169,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on lines of credit	6,120	10,196
Repayments on lines of credit	(9,849)	(30,029)
Borrowings of long-term debt	-	181,000
Repayments of long-term debt	(35,831)	(22,849)
Net proceeds from issuance of common stock	5,729	2,300
Other	(159)	(3,927)
Net cash provided by (used by) financing activities	(33,990)	136,691

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,500)	2,010
INCREASE IN CASH AND CASH EQUIVALENTS	40,214	47,093
CASH AND CASH EQUIVALENTS, beginning of period	196,635	157,121
CASH AND CASH EQUIVALENTS, end of period	$236,849	$204,214

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$(5,298)	$2,656

Acquisition:
Fair value of assets acquired	$-	$247,012
Liabilities assumed	-	(92,277)
Cash acquired	-	(29,819)
Net assets acquired	$-	$124,916

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

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2014. The consolidated condensed financial data at December 31, 2013 is derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014.

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

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	47,548	46,605	47,047	46,260

Net income attributable to common stockholders	$19,427	$13,619	$47,014	$20,328

Earnings per share attributable to common stockholders	$0.41	$0.29	$1.00	$0.44

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	47,548	46,605	47,047	46,260

Add: Dilutive effect of stock options and stock awards outstanding	1,188	1,418	1,338	1,324
	48,736	48,023	48,385	47,584

Net income attributable to common stockholders	$19,427	$13,619	$47,014	$20,328

Earnings per share attributable to common stockholders	$0.40	$0.28	$0.97	$0.43

NOTE C – Inventories

Inventories stated at the lower of cost or market value are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$75,281	$69,878
Work-in-progress	45,752	43,031
Finished goods	68,086	67,487
Total	$189,119	$180,396

NOTE D – Goodwill and Intangible Assets

Changes in goodwill are as follows (in thousands):

Balance at December 31, 2013	$84,714
Translation adjustment	(1,172)
Balance at September 30, 2014	$83,542

Intangible assets are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Intangible assets subject to amortization:
Gross carrying amount	$86,929	$86,925
Accumulated amortization	(38,208)	(32,245)
Translation adjustment	(7,165)	(7,000)
Total	41,556	47,680
Intangible assets with indefinite lives:
Gross carrying amount	6,403	6,403
Translation adjustment	(568)	(512)
Total	5,835	5,891
Total intangible assets, net	$47,391	$53,571

Amortization expense related to intangible assets subject to amortization was approximately $2 million for both the three months ended September 30, 2014 and 2013, and approximately $6 million for both the nine months ended September 30, 2014 and 2013.

NOTE E – Income Tax Provision

Income tax expense of approximately $6 million and $4 million was recorded for the three months ended September 30, 2014 and 2013, respectively, and income tax expense of approximately $14 million and $12 million was recorded for the nine months ended September 30, 2014 and 2013, respectively. This resulted in an effective tax rate of 23% for the nine months ended September 30, 2014, as compared to 36% in the same period last year and compared to 38% for the full year of 2013.   The effective tax rate for the nine months ended September 30, 2014 includes a $4 million benefit for discrete items, primarily resulting from the conclusion of a tax audit and differences related to 2013 tax provision estimates compared to 2013 actual tax return items.  The effective tax rate for the nine months ended September 30, 2013 includes a $6 million charge for discrete items, primarily resulting from the conclusion of a tax audit by the China tax authorities. The estimated annual tax rate for 2014 is expected to be approximately 29%, excluding discrete items.  The Company’s effective tax rates for the nine months ended September 30, 2014 and 2013, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally from the impact of income in lower-taxed jurisdictions.

For the three months ended September 30, 2014, the Company reported domestic and foreign pre-tax income/(loss) of approximately $(3) million and $29 million, respectively. For the nine months ended September 30, 2014, the Company reported domestic and foreign pre-tax income of approximately $1 million and $62 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.

The impact of tax holidays decreased the Company’s tax expense by approximately  $3 million for both the nine months ended September 30, 2014 and 2013. The benefit of the tax holidays on both basic and diluted earnings per share for both the nine months ended September 30, 2014 and 2013 was approximately $0.06.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007, or for the 2010 tax year.  The Company is no longer subject to China income tax examinations by tax authorities for tax years before 2004.  With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of September 30, 2014, the gross amount of unrecognized tax benefits was approximately $21 million.

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

NOTE F – Share-Based Compensation

The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of goods sold	$114	$136	$317	$385
Selling, general and administrative	3,311	2,958	9,119	8,679
Research and development	313	398	891	989

Total share-based compensation expense	$3,738	$3,492	$10,327	$10,053

Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire eight years after the grant date, and expense was estimated on the date of grant using the Black-Scholes-Merton option pricing model.

The total net cash proceeds received from stock option exercises during the nine months ended September 30, 2014 was approximately $6 million. Stock option expense was approximately $1 million for both the three months ended September 30, 2014 and 2013, and $3 million for both the nine months ended September 30, 2014 and 2013.

A summary of the stock option grants is as follows:

Stock Options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2014	3,126	$18.93	4	$17,461
Granted	176	27.92
Exercised	(548)	10.19		9,689
Forfeited or expired	(2)	29.21
Outstanding at September 30, 2014	2,752	$21.24	4	$10,772
Exercisable at September 30, 2014	2,221	$20.46	3	$10,012

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price.

As of September 30, 2014, total unrecognized share-based compensation expense related to unvested stock options, net of forfeitures, was approximately $6 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3 years.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

Share grant expense for the three months ended September 30, 2014 and 2013 was approximately $3 million and $2 million, respectively, and approximately $8 million for both the nine months ended September 30, 2014 and 2013.

A summary of the Company’s non-vested share grants is as follows:

Share Grants	Shares (000)	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value ($000)

Non-vested at January 1, 2014	1,131	$22.35	$26,656
Granted	682	28.57
Vested	(343)	22.37	9,920
Forfeited	(30)	24.72
Non-vested at September 30, 2014	1,440	$25.16	$34,435

As of September 30, 2014, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $22 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 3 years.

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

The Company’s primary operations include operations in Asia, North America and Europe.

Revenues are attributed to geographic areas based on the location of subsidiaries producing the revenues (in thousands):

Three Months Ended	Asia	North America	Europe	Consolidated
September 30, 2014

Total sales	$217,304	$40,371	$46,421	$304,096
Inter-company sales	(31,437)	(17,021)	(21,861)	(70,319)
Net sales	$185,867	$23,350	$24,560	$233,777

Three Months Ended	Asia	North America	Europe	Consolidated
September 30, 2013

Total sales	$205,505	$37,017	$50,041	$292,563
Inter-company sales	(22,856)	(15,561)	(29,636)	(68,053)
Net sales	$182,649	$21,456	$20,405	$224,510

As of and for the Nine Months Ended	Asia	North America	Europe	Consolidated
September 30, 2014

Total sales	$607,991	$115,096	$135,350	$858,437
Inter-company sales	(80,240)	(47,408)	(63,809)	(191,457)
Net sales	$527,751	$67,688	$71,541	$666,980

Property, plant and equipment, net	$263,769	$27,444	$20,963	$312,176
Total assets	$872,475	$128,430	$187,335	$1,188,240

As of and for the Nine Months Ended	Asia	North America	Europe	Consolidated
September 30, 2013

Total sales	$558,040	$109,078	$127,671	$794,789
Inter-company sales	(57,752)	(50,985)	(70,199)	(178,936)
Net sales	$500,288	$58,093	$57,472	$615,853

Property, plant and equipment, net	$274,630	$30,240	$23,932	$328,802
Total assets	$859,322	$149,820	$192,978	$1,202,120

Geographic Information

Revenues were derived from (shipped to) customers located in the following countries (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended September 30,		Net Sales
	2014	2013	2014	2013
China	$145,834	$141,155	62%	63%
United States	21,214	20,115	9%	9%
Korea	16,617	19,175	7%	9%
Germany	14,417	12,963	6%	6%
Singapore	12,397	10,483	5%	5%
Taiwan	8,962	9,235	4%	4%
All Others (1)	14,336	11,384	6%	5%
Total	$233,777	$224,510	100%	100%

	Net Sales
	for the Nine Months		Percentage of
	Ended September 30,		Net Sales
	2014	2013	2014	2013
China	$412,994	$387,912	62%	63%
United States	62,620	54,136	9%	9%
Korea	50,852	50,741	8%	8%
Germany	45,616	36,254	7%	6%
Singapore	34,513	32,202	5%	5%
Taiwan	22,543	21,151	3%	3%
All Others (1)	37,842	33,457	6%	5%
Total	$666,980	$615,853	100%	100%
(1)	Represents countries with less than 3% of the total revenues each.

NOTE H – Commitments and Contingencies

Purchase commitments – As of September 30, 2014, the Company had approximately $12 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.

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

On September 9, 2014, the United States District Court for the District of Delaware issued an order regarding the purported stockholder derivative action, entitled Scherer v. Keh-Shew Lu, Civil Action No. 1:13-cv-00358-UNA (D. Del. filed Mar. 5, 2013), granting in part plaintiff’s motion on attorneys’ fees in awarding plaintiff a total amount of $1,245,045.  The Company believes that the entire amount of the awarded attorneys’ fees is covered by the Company’s liability insurance.  On September 23, 2014, the Company filed a notice of appeal from the order to the United States Court of Appeals for the Third Circuit.

On September 15, 2014, the United States District Court for the Eastern District of Texas issued an order regarding the putative securities class action, entitled Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund v. Diodes, Inc., Civil Action No. 6:13-cv-00247 (E.D. Tex. filed Mar. 15, 2013) (the “Class Action”), granting defendants’ motion to dismiss the Class Action with prejudice.  On October 13, 2014, plaintiffs filed a notice of appeal to the order dismissing the Class Action to the United States Court of Appeals for the Fifth Circuit.  The defendants intend to continue defend this action vigorously.

On February 20, 2014, a purported stockholder derivative action was filed in the United States District Court for the Eastern District of Texas, entitled Persson v. Keh-Shew Lu, Case No. 4:14-cv-00108-RC-ALM (E.D. Tex. filed Feb. 20, 2014), on behalf of the Company against its directors, in which plaintiff alleges that the directors breached their fiduciary duties by allowing the Company to make allegedly misleading public statements in 2011 regarding the labor market in China and its impact on the Company’s business and prospects, by failing to maintain internal controls and by selling shares of Diodes stock while allegedly in possession of material nonpublic information regarding the labor market in China and its impact on the Company’s business and prospects.  The complaint does not seek any damages or other relief from the Company.  On April 17, 2014, the Court granted the parties’ unopposed motion to stay this action until such time that the Court rules on defendants’ motion to dismiss in the Class Action.  On October 2, 2014, the Court granted the parties’ unopposed motion to extend the stay of this action until 30 days after either the expiration of the appeal period or a final decision by the highest court of appeals regarding the defendants’ motion to dismiss in the Class Action.  The defendants intend to defend the action vigorously.

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

Net periodic benefit costs associated with the defined benefit plan were approximately $0 million for both the three months ended September 30, 2014 and 2013, and $1 million and $0 million for the nine months ended September 30, 2014 and 2013, respectively.

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of the Company’s plan (in thousands):

Defined Benefit Plan

Change in benefit obligation:
Balance at December 31, 2013	$149,316
Service cost	250
Interest cost	5,108
Actuarial loss	9,468
Benefits paid	(3,443)
Currency changes	(3,474)
Benefit obligation at September 30, 2014	$157,225
Change in plan assets:
Fair value of plan assets at December 31, 2013	$116,568
Actual return on plan assets	8,169
Employer contribution	334
Benefits paid	(3,443)
Currency changes	(2,602)
Fair value of plan assets at September 30, 2014	$119,026
Underfunded status at September 30, 2014	$(38,199)

Based on an actuarial study performed as of September 30, 2014, the plan is underfunded and a liability is reflected in the Company’s consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of September 30, 2014 was 4.1%.

The following weighted-average assumptions were used to determine net periodic benefit costs for the nine months ended September 30, 2014:

Discount rate	4.6%
Expected long-term return on plan assets	5.9%

During the second quarter of 2012, the Company adopted a payment plan with the trustees of the defined benefit plan, in which the Company will pay approximately ₤2 million British Pound Sterling (“GBP”) (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) every year from 2012 through 2019. As part of the required pension review, which occurs every three years under the U.K. pension regulations, the Company is currently in discussions with the trustees regarding future contributions for the pension scheme.

The Company also has pension plans in Germany and Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, are not included in the figures or assumptions above.

Deferred Compensation

The Company maintains a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. The Company offsets its obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At September 30, 2014, these investments totaled approximately $5 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE J – Related Parties

The Company conducts business with three related companies: Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”) and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC owned approximately 17% of the Company’s outstanding Common Stock as of September 30, 2014. Keylink is the Company’s 5% joint venture partner in two of the Company’s Shanghai manufacturing facilities. A member of the Company’s Board of Directors who is also the Company’s President and Chief Executive Officer is a member of the Board of Directors of Nuvoton.  In addition, another member of the Company’s Board of Directors is a Supervisor of the Board of Directors of Nuvoton.

The Audit Committee of the Company’s Board reviews all related party arrangements for potential conflict of interest situations on an ongoing basis, in accordance with such procedures as the Audit Committee may adopt from time to time.

Lite-On Semiconductor Corporation – The Company sells semiconductor products to LSC and purchases semiconductor products from LSC for subsequent sale, making LSC one of the Company’s largest suppliers.

Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$294	$190	$573	$589
Purchases	$8,735	$10,731	$24,447	$27,890

Keylink International (B.V.I.) Inc. – The Company sells semiconductor products to Keylink and purchases semiconductor products for subsequent sale. In addition, two of the Company’s subsidiaries in China lease their manufacturing facilities from, and subcontract a portion of their manufacturing process (including, but not limited to, metal plating and environmental services) to Keylink. The Company also pays a consulting fee to Keylink. The aggregate amounts for these services for both the three months ended September 30, 2014 and 2013 were approximately $5 million.  The aggregate amounts for these services for the nine months ended September 30, 2014 and 2013 were approximately $14 million and $13 million, respectively.

Net sales to, and purchases from, Keylink are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$2,830	$2,638	$7,210	$8,387
Purchases	$2,483	$2,290	$6,199	$5,956

Nuvoton Technology Corporation – The Company purchases wafers from Nuvoton that it uses in the production of finished goods.

Net purchases from Nuvoton are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Purchases	$3,652	$2,897	$10,225	$7,992

Accounts receivable from, and accounts payable to, LSC, Keylink and Nuvoton are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Accounts receivable
LSC	$291	$140
Keylink	4,211	4,927
	$4,502	$5,067
Accounts payable
LSC	$6,593	$5,670
Keylink	7,222	6,505
Nuvoton	1,266	770
	$15,081	$12,945

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

Highlights

—

Net sales for the three months ended September 30, 2014 was approximately $234 million, an increase of $9 million, or 4%, over the same period last year, and a sequential increase of 5% compared to the $223 million in the second quarter of 2014;

—	Net sales for the nine months ended September 30, 2014 was approximately $667 million, an increase of $51 million, or 8%, over the same period last year;
—

Gross profit for the three months ended September 30, 2014 was approximately $75 million, an increase of $5 million, or 7%, over the same period last year, and a sequential increase of 6% compared to the $70 million in the second quarter of 2014;

—	Gross profit for the nine months ended September 30, 2014 was approximately $207 million, an increase of $30 million, or 17%, over the same period last year;
—	Gross profit margin for the three months ended September 30, 2014 was 32%, compared to 31% in the same period last year, and 32% in the second quarter of 2014;
—	Gross profit margin for the nine months ended September 30, 2014 was 31%, compared to 29% in the same period last year;
—

Net income attributable to common stockholders for the three months ended September 30, 2014 was approximately $19 million, or $0.40 per diluted share, compared to net income attributable to common stockholders of $14 million, or $0.28 per diluted share, in the same period last year, and net income attributable to common stockholders of $17 million, or $0.36 per diluted share, in the second quarter of 2014;

—

Net income attributable to common stockholders for the nine months ended September 30, 2014 was approximately $47 million, or $0.97 per diluted share, compared to net income attributable to common stockholders of $20 million, or $0.43 per diluted share, in the same period last year; and

—	Cash flows from operating activities was approximately $107 million for the nine months ended September 30, 2014.

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

First Three Quarters of 2014

For the first quarter of 2014, revenue was essentially flat despite the Chinese New Year slowdown due to shipping inventory that we had strategically built-up during the fourth quarter of 2013. Most notably, gross margin improved by 50 basis points sequentially and 320 basis points year-over-year as a result of improved wafer fabrication performance, especially at BCD’s Fab 2 where the ramp-up is going smoothly, combined with an overall improvement in product mix. Also during the quarter, we improved our balance sheet by reducing long-term debt by approximately $17 million, which followed a reduction of almost $20 million in the previous quarter. We generated approximately $46 million of cash flow from operations while reducing inventory and capital expenditure spending. During the first quarter, we experienced a rebound in Europe after a soft fourth quarter of 2013, while North America also showed some strength. Our strongest end-markets in the quarter were the automotive and industrial markets, largely offset by the computing and communications end-markets.

For the second quarter of 2014, financial results were at the upper end of our guidance.  Revenue grew over 6% sequentially and gross profit reached a quarterly record reflecting our improved product mix and increased capacity utilization.  Our achievement of almost 32% gross margin was the highest level since the second quarter of 2011. During the quarter, North America and Europe were stronger than expected, which contributed to further gains in industrial end-markets.  These regions have solid product mix distribution due to the end-markets and customers we serve in these geographies. Our strongest end-market in the quarter was industrial primarily due to strength in North America and Europe, as well as communications as a result of continued gains in smartphones and smartphone chargers.  In addition, we had a strong quarter in automotive and better than expected results in computing.

For the third quarter of 2014, we achieved another quarter of solid financial results, highlighted by record revenue and record gross profit.  Growth was driven by continued strength in the consumer, communications and computing markets in Asia.  Additionally, ongoing improvement in product mix and assembly/test capacity utilization contributed to gross margin reaching 32% for the first time since the second quarter of 2011.  Earnings per share also reached the highest level in three years, demonstrating the Company’s strong operating performance.  Revenue reached a record and was up 5% quarter over quarter driven primarily by strength in consumer, computing and communications end-markets in Asia.

Business Outlook

For the fourth quarter of 2014, we expect revenue to range between $217 million and $231 million, or down 7% to 1% sequentially due to normal seasonality.  We expect gross margin to be 31.6%, plus or minus 2%. Operating expenses are expected to be approximately 22.2% of revenue, plus or minus 1%. We expect our income tax rate to be 25%, plus or minus 3%, and shares used to calculate diluted earnings per share for the fourth quarter are anticipated to be approximately 49.0 million.

Factors Relevant to Our Results of Operations

The following has affected, and, we believe, will continue to affect, our results of operations:

—

Net sales for the nine months ended September 30, 2014 was $667 million, compared to $616 million in the same period last year. This increase in net sales mainly reflects the inclusion of 9 months of BCD revenue in 2014 compared to 7 months in 2013, an increase in units sold and an increase in average selling price (“ASP”).

—

Our gross profit margin was 31% for the nine months ended September 30, 2014, compared to 29% in the same period last year. Our gross margin percentage increased over the same period last year due primarily to improved wafer fabrication performance and improved product mix. Future gross profit margins will depend primarily on market prices, our product mix, manufacturing cost savings, and the demand for our products.

—

For the nine months ended September 30, 2014 and 2013, the percentage of our net sales derived from our Asian subsidiaries was approximately 79% and 81%, respectively. Europe accounted for approximately 11% of our revenues for the nine months ended September 30, 2014, compared to 9% in the same period last year. In addition, North America accounted for approximately 10% of our revenues for both the nine months ended September 30, 2014 and 2013.

—

Since inception, we have invested over $500 million in our manufacturing facilities in Asia, including costs for acquisitions. For the nine months ended September 30, 2014, we invested approximately $38 million in these manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on, among other factors, product demand and new product developments.

—

For the nine months ended September 30, 2014, our OEM and electronic manufacturing services (“EMS”) customers together accounted for approximately 32% of our net sales, while our global network of distributors accounted for approximately 68% of our net sales. Compared to prior years, the percentage of net sales to our global network of distributors has increased mainly due to acquisitions in which the majority of the net sales of the acquired companies are to distributors.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

The following table sets forth the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	'13 to '14
Net sales	100%	100%	4
Cost of goods sold	(68)	(69)	2
Gross profit	32	31	7
Operating expenses	(21)	(22)	1
Income from operations	11	9	23
Other income (expense)	-	(1)	(147)
Income before income taxes and noncontrolling interest	11	8	50
Income tax provision	(3)	(2)	71
Net income	9	6	45
Net income attributable to noncontrolling interest	-	-	160
Net income attributable to common stockholders	9	6	43

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2014, compared to the three months ended September 30, 2013. This discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2014	2013
Net Sales	$233,777	$224,510

Net sales increased approximately $9 million for the three months ended September 30, 2014, compared to the same period last year. The 4% increase in net sales represented a 4% increase in units sold and a 1% increase in ASP. The revenue increase for the three months ended September 30, 2014 was mainly attributable to increased units sold and increased revenue in our end-markets in North America and Europe, which tend to have higher ASP.

	2014	2013
Cost of goods sold	$159,045	$154,951
Gross profit	$74,732	$69,559
Gross profit margin	32%	31%

Cost of goods sold increased approximately $4 million for the three months ended September 30, 2014, compared to the same period last year. As a percent of sales, cost of goods sold decreased to 68% for the three months ended September 30, 2014, compared to 69% in the same period last year, and average unit cost (“AUP”) was relatively flat.

For the three months ended September 30, 2014, gross profit increased by approximately $5 million, or 7%, compared to the same period last year. Gross margin increased to 32% for the three months ended September 30, 2014, compared to 31% for the same period last year. This increase is mainly due to improved wafer fabrication performance and improved product mix.

	2014	2013
Operating expenses	$49,728	$49,297

Operating expenses for the three months ended September 30, 2014 remained relatively flat compared to the same period last year. Each of the components within operating expenses, selling, general and administrative expenses (“SG&A”), research and development expenses (“R&D”), and other operating expenses, remained relatively flat. SG&A, as a percentage of sales, was 15% for both the three months ended September 30, 2014 and 2013. R&D, as a percentage of sales, was 6% for both the three months ended September 30, 2014 and 2013.

	2014	2013
Other income	$1,300	$(2,768)

Other income for the three months ended September 30, 2014 was primarily due to foreign currency gains, interest income and gain on securities carried at fair value, partially offset by interest expense. Other expense for the three months ended September 30, 2013 was primarily due to foreign currency losses and interest expense, substantially offset by interest income.

	2014	2013
Income tax provision	$6,172	$3,604

We recognized income tax expense of approximately $6 million for the three months ended September 30, 2014 and $4 million for the three months ended September 30, 2013. The effective tax rate is 24% for the three months ended September 30, 2014, compared to 21% in the same period last year.   The increase in income taxes for 2014 compared to 2013 is a result of increased earnings in higher tax jurisdictions.  Our effective tax rates for the three months ended September 30, 2014 and 2013, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally as a result of income in lower-taxed jurisdictions.

Results of Operations for the Nine months Ended September 30, 2014 and 2013

The following table sets forth the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	'13 to '14
Net sales	100%	100%	8
Cost of goods sold	(69)	(71)	5
Gross profit	31	29	17
Operating expenses	(22)	(23)	1
Income from operations	9	6	82
Other income (expense)	-	-	(116)
Income before income taxes and noncontrolling interest	9	6	94
Income tax provision	(2)	(2)	23
Net income	7	4	135
Net income attributable to noncontrolling interest	-	-	335
Net income attributable to common stockholders	7	4	131

The following discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. This discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2014	2013
Net Sales	$666,980	$615,853

Net sales increased approximately $51 million for the nine months ended September 30, 2014, compared to the same period last year. The 8% increase in net sales represented an approximately 4% increase in ASP and a 4% increase in units sold. The revenue increase for the nine months ended September 30, 2014 was mainly attributable to increased units sold, increased revenue in our-end markets in North America and Europe, which tend to have higher ASP and the inclusion of BCD revenue for the full nine months compared to seven months in 2013.

	2014	2013
Cost of goods sold	$460,363	$438,818
Gross profit	$206,617	$177,035
Gross profit margin	31%	29%

Cost of goods sold increased approximately $22 million, or 5%, for the nine months ended September 30, 2014, compared to the same period last year. As a percent of sales, cost of goods sold decreased to 68% for the nine months ended September 30, 2014, compared to 69% in the same period last year, and AUP increased by 1%.

For the nine months ended September 30, 2014, gross profit increased by approximately $30 million, or 17%, compared to the same period last year. Gross margin increased to 31% for the nine months ended September 30, 2014, compared to 29% for the same period last year. This increase is mainly due to improved wafer fabrication performance and improved product mix.

	2014	2013
Operating expenses	$144,127	$142,759

Operating expenses for the nine months ended September 30, 2014 increased approximately $2 million compared to the same period last year. Of the components within operating expenses, SG&A remained relatively flat, and R&D increased approximately $4 million. SG&A, as a percentage of sales, decreased to 15% for the nine months ended September 30, 2014, compared to 16% in the same period last year, and R&D, as a percentage of sales, remained relatively flat at 6% for both the nine months ended September 30, 2014 and 2013. SG&A for the nine months ended September 30, 2014 had increased salary and wages due to the acquisition of BCD in 2013, offset by reduction in professional fees.  R&D for the nine months ended September 30, 2014 increased primarily due to an increase in salary and wages due to increase in headcount and the acquisition of BCD in 2013.  Also included in other operating expenses was a gain on sale of assets of $1 million for the nine months ended September 30, 2014 and a restructuring charge of $2 million for the nine months ended September 30, 2013.

	2014	2013
Other income (expense)	$309	$(1,970)

Other income for the nine months ended September 30, 2014 was negligible and other expense for the nine months ended September 30, 2013 was $2 million. Other income for the nine months ended September 30, 2014 was primarily due to interest income and foreign currency gains, partially offset by interest expense.  Other expense for the nine months ended September 30, 2013 was primarily due to interest expense, partially offset by interest income.

	2014	2013
Income tax provision	$14,370	$11,653

We recognized income tax expense of approximately $14 million for the nine months ended September 30, 2014 and $12 million for the nine months ended September 30, 2013. The effective tax rate is approximately 23% for the nine months ended September 30, 2014, compared to approximately 36% in the same period last year. Income tax expense for the nine months ended September 30, 2014 was impacted by a $4 million tax benefit for discrete items, primarily resulting from the conclusion of a tax audit and differences related to 2013 tax provision estimates compared to 2013 actual tax return items. Income tax expense for the nine months ended September 30, 2013 was impacted by $5 million additional tax expense in regard to a tax audit by the China tax authorities, which was treated as a discrete item. Our effective tax rates for the nine months ended September 30, 2014 and 2013, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally from the impact of income in lower-taxed jurisdictions.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. credit agreement consisting of a $300 million revolving senior credit facility (the “Revolver”), which includes a $10 million swing line sublimit, a $10 million letter of credit sublimit, and a $20 million alternative currency sublimit. The Revolver matures on January 8, 2018, and as of September 30, 2014, $145 million was outstanding. In addition, we have foreign credit facilities with borrowing capacities of approximately $98 million with $2 million in outstanding borrowings and $6 million used for import and export guarantees and bank acceptance notes. We also have foreign long-term debt of approximately $3 million.  Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2013 and September 30, 2014 our working capital was $493 million and $527 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the nine months ended September 30, 2014 and 2013 were $42 million and $33 million, respectively. For the first nine months of 2014 capital expenditures were approximately 6% of our net sales, which is within our capital spending target range of 5% to 9% of net sales.

We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax.  Accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.  As of September 30, 2014, our foreign subsidiaries held approximately $243 million of cash, cash equivalents and investments of which approximately $190 million would be subject to a potential tax if repatriated to the U.S.

As of September 30, 2014, we had short-term investments totaling $14 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit all earned and future interest income.

Discussion of Cash Flow

Cash and cash equivalents increased from $197 million at December 31, 2013 to $237 million at September 30, 2014 primarily from cash provided by operating activities, partially offset by cash used by investing activities and financing activities.

A summary of the consolidated condensed statements of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Net cash provided by operating activities	$107,325	$77,834	$29,491
Net cash used by investing activities	(26,621)	(169,442)	142,821
Net cash provided by (used by) financing activities	(33,990)	136,691	(170,681)
Effect of exchange rates on cash and cash equivalents	(6,500)	2,010	(8,510)
Net increase in cash and cash equivalents	$40,214	$47,093	$(6,879)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 was $107 million, resulting primarily from $48 million of net income, $57 million in depreciation and amortization, $10 million of non-cash share-based compensation expense, an increase in accounts payable and accrued liabilities, offset partially by an increase in inventories and prepaid expenses and other. Net cash provided by operating activities was $78 million for the same period last year, resulting primarily from $21 million in net income, $55 million in depreciation and amortization, $10 million of non-cash share-based compensation expense and changes in assets and liabilities.

Investing Activities

Net cash used by investing activities was $27 million for the nine months ended September 30, 2014, compared to net cash used by investing activities of $169 million for the same period last year. This decrease in net cash used was primarily due to approximately $125 million for the acquisition of BCD, net of cash acquired for the nine months ended September 30, 2013.

Financing Activities

Net cash used by financing activities was $34 million for the nine months ended September 30, 2014, compared to net cash provided by financing activities of $137 million in the same period last year. Net cash used in 2014 consisted primarily of repayments on lines of credit and long-term debt, offset partially by advances on lines of credit and proceeds from issuance of common stock. Net cash provided by in 2013 consisted primarily of $181 million drawn down on our five-year $300 million revolving senior credit facility, offset by repayments on lines of credit.

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
•

Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales and may demand to audit our operations from time to time, the failure of which could adversely affect our revenues, results of operations and financial condition.

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

While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of current pending legal proceeding will not have any material adverse effect on our financial position, cash flows or overall results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact on our business or results of operations for the period in which the ruling occurs or future periods.

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

RISKS RELATED TO OUR BUSINESS

Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales and may demand to audit our operations from time to time, the failure of which could adversely affect our revenues, results of operations and financial condition.

Prior to purchasing our products, our customers may require that our products undergo an extensive qualification process, which involves rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the product, changes in the product's manufacturing process or the selection of a new supplier by us may require a new qualification process, which may result in delays and in us holding excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of, but with no assurance of, sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may adversely affect our revenues, results of operations and financial condition.

In addition, from time to time, our customers may demand an audit of our records, product manufacturing, qualifying, and packaging processes, business practices and other related items to verify that we have complied with our business obligations, standard processes and procedures, product qualities and certain governing laws and regulations related to our business practices, and in accordance with the agreed terms and conditions of mutual business agreements.  If the audit shows any deficiency in any of the aforementioned categories, our customers may require us to implement extensive protocols to remedy the deficiency, assess us significant penalties, refuse shipments of our products, return to us existing products, and/or terminate our business relationship, each of which will adversely affect our revenues, results of operations and financial condition.

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

As of September 30, 2014, the estimated obligation of the plan was approximately ₤97 million GBP (approximately $157 million based on a USD:GBP exchange rate of 1.6:1) and the total assets in the plan were approximately ₤73 million GBP (approximately $119 million based on a USD:GBP exchange rate of 1.6:1). Therefore, the plan was underfunded by approximately ₤24 million GBP (approximately $38 million based on a USD:GBP exchange rate of 1.6:1). The difference between plan obligations and assets (the funded status of the plan), is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.

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

There have been no repurchases of our Common Stock during the third quarter of 2014.

Item 3. Defaults Upon Senior Securities

There are no matters to be reported under this heading.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-Q	May 10, 2013	3.1
3.2	Amended By-laws of the Company as of September 6, 2014	8-K	September 10, 2014	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
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

DIODES INCORPORATED (Registrant)

By: /s/ Richard D. White	November 7, 2014
RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)