Form 10-K
period 2014-12-31
DIODES INC /DEL/
filed 2015-03-02
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the 38,712,421 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $28.96 per share of the Common Stock on the Nasdaq Global Select Market on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,121,111,712.

The number of shares of the registrant’s Common Stock outstanding as of February 24, 2015 was 47,644,240.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the 2015 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2014.

PART I

Item 1.	Business.

GENERAL

We are a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets.  Our primary focus is on low pin count semiconductor devices with one or more active and/or passive components. Our products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, single gate, dual gate and standard logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC and DC-DC switching, linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Our products are sold primarily throughout Asia, North America and Europe.

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

Our product portfolio addresses the design needs of advanced electronic equipment, including high-volume consumer electronic devices such as digital media players, smartphones, tablets, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We believe that we have particular strength in designing innovative, highly power efficient semiconductors in miniature packaging for applications with a critical need to minimize product size while maximizing power density and overall performance, and at a lower cost than alternative solutions. Our product line includes over 10,000 products, and we shipped approximately 44 billion units, 41 billion units, and 32 billion units in 2014, 2013 and 2012, respectively. From 2009 to 2014, our net sales grew from $434 million to $891 million, representing a compound annual growth rate of greater than 15%.

We serve approximately 250 direct customers worldwide, which consist of original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) providers. Additionally, we have approximately 150 distributor customers worldwide, through which we indirectly serve over 50,000 customers.

We were incorporated in 1959 in California and reincorporated in Delaware in 1968. Our headquarters, logistics center, and sales office are located in Plano, Texas. Our design, marketing and engineering centers are located in Plano; San Jose, California; Taipei, Taiwan; Manchester, United Kingdom (“U.K.”) and Neuhaus, Germany. We have two wafer fabrication facilities in Shanghai, China, one in Kansas City, Missouri and one in Manchester. We also have two assembly and test facilities located in Shanghai and assembly and test facilities located in Chengdu, China, as well as assembly and test facilities located in Neuhaus and in Taipei. Additional engineering, sales, warehouse and logistics offices are located in Taipei; Hsinchu, Taiwan; Hong Kong; Manchester; Shanghai; Shenzhen, China; Seongnam-si, South Korea and Munich, Germany, with support offices located throughout the world.

BUSINESS OUTLOOK

Looking forward, we remain focused on achieving our goal of $1 billion in annual revenue with model gross margins of 35%. Acquisitions remain a key part of our growth strategy to reach our revenue goal. We have a solid pipeline of designs and expanded customer relationships across all regions and product lines. The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers not canceling or deferring existing orders, and strength of end-user consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the uncertainties in the global economy as we continue to execute on the strategy that has proven successful for us over the years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook” in Part II, Item 7 and “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

OUR INDUSTRY

Semiconductors are critical components used in the manufacture of a broad range of electronic products and systems. Since the invention of the transistor in 1948, continuous improvements in semiconductor processes and design technologies have led to smaller, more complex and more reliable devices at a lower cost per function. The availability of low-cost semiconductors, together with increased customer demand for sophisticated electronic systems, has led to the proliferation of semiconductors in diverse end-use applications.

OUR COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Flexible, scalable and cost-effective manufacturing – Our manufacturing operations are a core element of our success, and we have designed our manufacturing base to allow us to respond quickly to changes in demand trends in the end-markets we serve. For example, we have structured our assembly and test facilities to enable us to rapidly and efficiently add capacity and adjust product mix to meet shifts in customer demand and overall market trends. As a result, we have historically operated our Shanghai manufacturing facilities at near full capacity, while at the same time expanding that capacity to meet our growth objectives. In 2011, we established an additional manufacturing facility for semiconductor assembly and test in Chengdu, China, which is expected to be fully production capable during the second half of 2015. Additionally, the Shanghai and Chengdu locations of our manufacturing operations provide us with access to a workforce at a relatively low overall cost base while enabling us to better serve our leading customers, many of which are located in Asia. In 2012, we acquired approximately 51% of the outstanding common stock of Eris Technology Corporation (“Eris”), primarily to obtain its automatic manufacturing capabilities in assembly and test for various diode products. In 2013, we acquired BCD, which has in-house manufacturing capabilities in China, as well as a cost-effective development team that can be deployed across multiple product families. See “Risk Factors—During times of difficult market conditions, our fixed costs combined with lower net sales and lower profit margins may have a negative impact on our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Integrated packaging expertise – Our expertise in designing and manufacturing innovative and proprietary packaging solutions enables us to package a variety of different device functions into an assortment of packages ranging from miniature chip-scale packaging to packages that integrate multiple separate discrete and/or analog chips into a single semiconductor product called an array. Our ability to design and manufacture multi-chip semiconductor solutions as well as advanced integrated devices provides our customers with products of equivalent functionality with fewer individual parts, and at lower overall cost, than alternative products. This combination of integration, functionality and miniaturization makes our products well suited for high-volume consumer electronic devices such as LED televisions, LCD panels, set-top boxes and consumer portables such as smartphones, tablets and notebooks.

Broad customer base and diverse end-markets – Our customers are comprised of leading OEMs as well as major EMS providers. Overall, we serve approximately 250 direct customers worldwide and over 50,000 additional customers through our distributors. Our products are ultimately used in end-products in a number of markets served by our broad customer base, which we believe makes us less susceptible to market fluctuations driven by either specific customers or specific end-user applications.

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

Management experience – The members of our executive team average over 30 years of industry experience, and the length of their service has created significant institutional insight into our markets, our customers and our operations. See “Risk Factors—We may fail to attract or retain the qualified technical, sales, marketing, finance and management personnel required to operate our business successfully, which could adversely affect  our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

OUR STRATEGY

Our strategy is to continue to enhance our position as a leading global designer, manufacturer and supplier of high-quality application-specific standard semiconductor products, utilizing our innovative and cost-effective assembly and test (packaging) technology and leveraging our process expertise and design excellence to achieve above-market profitable growth.

The principal elements of our strategy include the following:

Continue to rapidly introduce innovative discrete, logic and analog semiconductor products – We intend to maintain our rapid pace of new product introductions, especially for high-volume, high-growth applications with short design cycles, such as LCD and LED televisions and panels, set-top boxes, portables such as smartphones, tablets and notebooks along with other consumer electronics and computing devices, as well as added emphasis on products for the LED lighting market and the industrial and automotive markets. During 2014, we continued to achieve many significant new design wins at OEMs. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and well-defined product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace. See “Risk Factors – Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Expand our available market opportunities – We believe we have many paths to increasing our addressable market opportunity. From a product perspective, we intend to continue expanding our product portfolio by developing derivative and enhanced performance devices that target adjacent markets and end-equipment. We will continue to cultivate new and emerging customers within our targeted markets, further increasing our already broad customer base. As we focus on new customers, we try to expand our product portfolio penetration within these new, as well as existing, customers. As we expand our extensive range of high power efficiency and small form factor packages, we plan to introduce new and existing product functions in these new packages to allow an even greater market range.

Maintain intense customer focus – We intend to continue to strengthen and deepen our customer relationships. We believe that continued focus on customer service is important and will help to increase our net sales, operating performance and market share. To accomplish this, we intend to continue to closely collaborate with our customers to design products that meet their specific needs. A critical element of this strategy is to further reduce our design cycle time in order to quickly provide our customers with innovative products. Additionally, to support our customer-focused strategy, we continue to expand our sales force and field application engineers, particularly in Asia and Europe, during periods of growth. See “Risk Factors – We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.” in Part I, Item 1A of this Annual Report for additional information.

Enhance cost competitiveness – A key element of our success is our overall low-cost manufacturing base. While we believe that our Shanghai manufacturing facilities are among the most efficient in the industry, we will continue to refine our proprietary manufacturing processes and technology to achieve additional cost efficiencies. In 2011, we expanded our capacity further by establishing an additional manufacturing facility for semiconductor assembly and test in Chengdu, China. Historically, we attempt to operate our Shanghai facilities at near full utilization rates in order to achieve meaningful economies of scale.

Pursue selective strategic acquisitions – As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire technologies, product lines or companies in order to enhance our product portfolio and accelerate our new product offerings. During 2011, we acquired approximately 30% of the outstanding common stock of Eris, and during 2012, we increased our ownership in Eris to approximately 51%. The product offering of Eris includes Schottky Diodes, TVS Diodes, Zener Diodes, Bridge Diodes, rectifiers and the relevant devices. Also in 2012, we completed the acquisition of Power Analog Microelectronics, Inc. (“PAM”), a provider of advanced analog and high-voltage power ICs, whose product portfolio includes Class D audio amplifiers, DC-DC converters and LED backlighting drivers. In 2013, we acquired BCD which, with its established manufacturing and sales presence in Asia and a particularly strong local market position in China, offers us an even greater penetration of the consumer electronics, computing and communications markets. See “Risk Factors – Part of our growth strategy involves identifying and acquiring companies with complementary product lines or customers. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, operating results and financial condition” in Part I, Item 1A and Note 17 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

OUR PRODUCTS

Our product portfolio includes over 10,000 products that are designed for use in high-volume consumer electronic devices such as LCD and LED televisions and LCD panels, set-top boxes, consumer portables such as smartphones, tablets and notebooks. Our focus is on low pin count semiconductor devices with one or more active and/or passive components. We target and serve end-equipment markets that we believe have larger volumes than other end-market segments served by the overall semiconductor industry.

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

•

Analog products, including: power management devices such as AC-DC and DC-DC converters, USB power switches, low dropout and linear voltage regulators; standard linear devices such as operational amplifiers and comparators, current monitors, voltage references, and reset generators; LED lighting drivers; audio amplifiers; and sensor products including Hall-effect sensors and motor drivers;

•	Standard logic products including low-voltage complementary metal-oxide-semiconductor (“CMOS”) and advanced high-speed CMOS devices; ultra-low power CMOS logic; and analog switches;;
•	Multichip products and co-packaged discrete, analog and mixed-signal silicon in miniature packages; and
•	Silicon and silicon epitaxial wafers used in manufacturing these products.

The following table lists the end-markets, some of the applications in which our products are used, and the percentage of net sales for each end-market for the last three years:

End-Markets	2014	2013	2012	End product applications

Consumer Electronics	34%	33%	33%	Digital audio players and cameras, set-top boxes, LCD and LED TV’s, game consoles, portable GPS, fitness and health monitors, action cameras, smart watches
Computing	20%	24%	28%	Notebooks, tablets, LCD monitors, printers, solid state and hard disk drive, servers, mass storage, cloud
Industrial	20%	19%	19%	Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving, solar panel, HAVC/LED lighting, retrofit bulb
Communications	22%	21%	16%	Mobile handsets, smartphones, IP in gateways, routers, switches, hubs, fiber optics
Automotive	4%	3%	4%	Comfort controls, lighting, audio/video, GPS navigation, satellite radios, electronics

PRODUCT PACKAGING

Our device packaging technology includes a wide variety of innovative surface-mounted packages. Our focus on the development of smaller, more thermally efficient, and increasingly integrated packaging, is a critical component of our product development. We provide a comprehensive offering of miniature high power density packaging, enabling us to fit our components into smaller and more efficient packages, while maintaining the same device functionality and power handling capabilities. Smaller packaging provides a reduction in the height, weight and board space required for our components; as such, our products are well suited for battery-powered, hand-held and wireless consumer electronic applications and high-volume consumer electronic devices such as LCD and LED televisions and LCD panels, set-top boxes and consumer portables such as smartphones, tablets and notebooks.

CUSTOMERS

We serve approximately 250 direct customers worldwide, including major OEMs and EMS companies. Additionally, we have approximately 150 distributor customers worldwide, through which we indirectly serve over 50,000 customers. Our customers include:

(i) leading OEMs in a broad range of industries, such as: Continental AG, Delta Electronics, Honeywell, Osram, Phillips, Arris, Emerson, Hella, LG Electronics, Lenovo, Quanta Computer, Seagate, Sagem Communication, and Samsung Electronics; (ii) leading EMS providers, such as: Celestica, Flextronics, Hon Hai Precision Industry, Inventec, Jabil Circuit, and Sanmina-SCI, who build end-market products incorporating our semiconductors for companies such as: Google, GoPro, Cisco, Dell, EMC, Intel, Microsoft, Thompson, and Roche Diagnostics; and (iii) leading distributors such as: Arrow, Avnet, Future Electronics, Rutronic, Yosun Industrial, DigiKey, and Zenitron.

For the years 2014, 2013 and 2012, our OEM and EMS customers together accounted for 33%, 35% and 47%, respectively, of our net sales. The decrease in 2014 and 2013 is due primarily to the fact that the majority of BCD net sales are to distributors. No customer accounted for 10% or more of our net sales in 2014, 2013 or 2012. In addition, for information concerning our business with related parties, see “Business - Certain relationships and related party transactions.”

We believe that our close relationships with our customers have provided us with deeper insight into our customers’ product needs. In addition to seeking to expand relationships with our existing customers, our strategy is to pursue new customers and diversify our customer base by focusing on leading global consumer electronics companies and their EMS providers and distributors. See “Risk Factors – Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales, which could adversely affect our net sales, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, our standard warranty extends for a period of one year from the date of shipment. Warranty expense has not been significant. Generally, our customers may cancel orders on short notice without incurring a penalty. See “Risk Factors – Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reduction in quantities ordered could adversely affect our operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

Many of our customers are based in Asia or have manufacturing facilities in Asia. Net sales by country consist of sales to customers in that country based on the country to which products are shipped. Historically, we reported net sales “billed to” customers located in the various countries. In 2013, we changed to net sales “shipped to” customer locations as we believe this better represents where our customers’ business activities occur. For the year ended December 31, 2014, approximately 62%, 9%, 7%, 7%, 6%, 3% and 6% of our net sales were derived from China, United States (“U.S.”), Korea, Germany, Singapore, Taiwan, and all other markets, respectively, compared to 63%, 9%, 8%, 6%, 5%, 4% and 5% in 2013, respectively.

SALES AND MARKETING

We market and sell our products worldwide through a combination of direct sales and marketing personnel, independent sales representatives and distributors. We have direct sales personnel in the U.S., the U.K, France, Germany, Korea, Taiwan and China. We also have independent sales representatives in the U.S., Asia, and Europe. In addition, we have distributors in the U.S., Asia, and Europe.

As of December 31, 2014, our direct global sales and marketing organization consisted of approximately 300 employees operating out of 15 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai and Shenzhen, China; Gyeonggi, South Korea; and Munich, Germany; and we have regional sales offices in the U.S. As of December 31, 2014, we also had approximately 17 independent sales representative firms marketing our products.

Our marketing group focuses on our product strategy, product development roadmap, new product introduction process, demand assessment and competitive analysis. Our marketing programs include participation in industry tradeshows, technical conferences and technology seminars, sales training and public relations. The marketing group works closely with our sales and research and development teams to align our product development roadmap. The marketing group coordinates its efforts with our product development, operations and sales groups, as well as with our customers, sales representatives and distributors. We support our customers through our global field application engineering and customer support organizations.

Our website, www.diodes.com, features an extensive online product catalog with advanced search capabilities. This, coupled with a comprehensive competitor cross-reference search, facilitates quick and thorough product selection.  Our website also provides easy access to our worldwide sales contacts and customer support, as well as incorporates a distributor-inventory check to provide component inventory availability.

MANUFACTURING OPERATIONS AND FACILITIES

We operate two assembly and test facilities located in Shanghai, China, one in Neuhaus, Germany, one in Taipei, Taiwan and will have our newly completed assembly and test facility in Chengdu fully production capable in the second half of 2015. We have two wafer fabrication facilities located in Shanghai, one in Kansas City, Missouri and one in Manchester, U.K. Our wafer fabrication facilities in Shanghai include two 150mm wafer fabrication centers, our Kansas City facility fabricates 125mm and 150mm wafers, and our Manchester facility fabricates 150mm wafers.

In 2010, we announced an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, we formed a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”), to establish a semiconductor assembly and test manufacturing facility in Chengdu, China. We currently own 95% of the joint venture. The CDHT granted the joint venture a 50-year land lease, provides temporary facilities for up to three years at a subsidized rent while the manufacturing facility is constructed and provides corporate and employee tax incentives, tax refunds, subsidies and other financial support. This is a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2014, we have invested approximately $65 million, primarily for infrastructure, buildings and equipment related capital expenditures.

For the years ending December 31, 2014 and 2013, our total capital expenditures were approximately $59 million and $44 million, respectively, including $47 million and $32 million, respectively, in China.

Our manufacturing processes use many raw materials, including silicon wafers, aluminum and copper lead frames, gold and copper wire and other metals, molding compounds and various chemicals and gases. We are continuously evaluating our raw material costs in order to reduce our consumption while protecting and maintaining product performance. We have no material agreements with any of our suppliers that impose minimum or continuing supply obligations. From time to time, suppliers may extend lead-times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. See “Risk Factors – We depend on third-party suppliers for timely deliveries of raw materials, parts and equipment, as well as finished products from other manufacturers, and our reputation with customers, operating results and financial condition could be adversely affected if we are unable to obtain adequate supplies in a timely manner.” in Part I, Item 1A of this Annual Report for additional information.

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

BACKLOG

The amount of backlog to be shipped during any period is dependent upon various factors, and orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally booked from one month to greater than twelve months in advance of delivery. The rate of booking of new orders can vary significantly from month to month. We, and the industry as a whole, continue to experience a trend towards shorter customer-requested lead-times, and we expect this trend to continue. The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, we believe that the amount of our backlog at any date is not an accurate measure of our future sales. We strive to maintain proper inventory levels to support our customers’ just-in-time order expectations.

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

We acquired Anachip Corp., a fabless semiconductor company, in 2006, which initiated our presence in the analog product marketwith a portfolio of standard linear and low dropout regulator products, among others.

Through our acquisition of the assets of APD Semiconductor, Inc. in 2006, we acquired the SBR® patents and trademark. SBR® is a state-of-the-art integrated circuit wafer processing technology, which is able to integrate and improve the benefits of the two existing rectifier technologies into a single device. The creation of a finite conduction cellular IC, combined with inherent design uniformity, has allowed manufacturing costs to be kept competitive with the existing power device technology, and thus has produced a breakthrough in rectifier technology.

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

In 2012, we acquired PAM, a provider of advanced analog and high-voltage power ICs. PAM’s product portfolio includes Class D audio amplifiers, DC-DC converters and LED backlighting drivers, which has strengthened our position as a global provider of high-quality and high-efficiency, space-saving analog products by expanding our product portfolio with innovative “filter-less” digital audio amplifiers, application-specific power management ICs, as well as high-performance LED drivers and DC-DC converters.

In 2013, we acquired BCD, a leading supplier of standard linear and power management devices. BCD has a product portfolio that includes AC/DC and DC/DC solutions for chargers and power adapters. BCD’s established presence in Asia, with a particularly strong local market position in China, offers us even greater participation into the consumer electronics, computing and communications end-markets. See Note 17 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information on the BCD acquisition.

Currently, our licensing of patents to other companies is not material. We do, however, license certain product technology from other companies, but we do not consider licensed technology royalties to be material. We believe the duration and other terms of the licenses are appropriate for our current needs. See “Risk Factors – We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense, reduction in our intellectual property rights and a negative impact on our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

COMPETITION

Numerous semiconductor manufacturers and distributors serve the discrete, logic and analog semiconductor components market, making competition intense. Some of our larger competitors include Fairchild Semiconductor Corporation, Infineon Technologies A.G., NXP Semiconductors N.V., ON Semiconductor Corporation, Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc., many of which have greater financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources. Accordingly, we from time to time may reposition product lines or decrease prices, which may affect our sales of, and profit margins on, such product lines. The price, features, availability and quality of the products, and our ability to design products and deliver customer service in keeping with the customers’ needs, determine the competitiveness of our products. We believe that our product focus, packaging expertise and our flexibility and ability to quickly adapt to customer needs affords us competitive advantages. See “Risk Factors – The semiconductor business is highly competitive, and increased competition may harm our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Product development engineers work directly with our semiconductor circuit design and layout engineers to develop and design products that match our customers’ requirements. We have the capability to capture the customers’ electrical and packaging requirements and translate those requirements into product specifications which can then be designed and manufactured to support customers’ end-system applications.

For the years ended December 31, 2014, 2013 and 2012, our investment in research and development activities was approximately $52 million, $48 million and $34 million, respectively, or approximately 6%, 6% and 5%, as a percentage of net sales, respectively.

EMPLOYEES

As of December 31, 2014, we employed a total of 6,794 employees (including approximately 1,400 temporary labor and/or independent contractors).  5,984 of our employees were in Asia, 359 were in the U.S. and 451 were in Europe. None of our employees in Asia or the U.S. are subject to a collective bargaining agreement, but a majority of our employees in Europe is covered by local labor agreements. We consider our relations with our employees to be satisfactory. See “Risk Factors – We may fail to attract or retain the qualified technical, sales, marketing, finance and management personnel required to operate our business successfully, which could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process in China, the U.S. and the U.K. where our wafer fabrication facilities are located, and in China, Taiwan and Germany where our assembly and test facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the years ended December 31, 2014, 2013 and 2012, our capital expenditures for environmental controls have not been material. As of December 31, 2014, there were no known environmental claims or recorded liabilities. See “Risk Factors – We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We conduct business with two related companies: Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC owned approximately 17% of our outstanding Common Stock as of December 31, 2014. We conduct business with a significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”).  Keylink is our 5% joint venture partner in our two Shanghai assembly and test facilities.  In addition, Ya Guang is our 5% joint venture partner in our two Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang.

Raymond Soong, the Chairman of the Board of Directors, is also the Chairman of LSC and the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, a member of our Board of Directors and our President and Chief Executive Officer, is also a board member of Nuvoton. In addition, L.P. Hsu, a member of our Board of Directors, is also a consultant to LTC and a supervisor of the board of Nuvoton.

The Audit Committee of the Board of Directors reviews all related party transactions for potential conflict of interest situations on an ongoing basis. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties. For more information concerning our relationships with LSC, Keylink and Nuvoton, see “Risk Factors – One of our external suppliers is also a related party. The loss of this supplier could harm our business, operating results and financial condition.” in Part I, Item 1A and Note 14 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

SEASONALITY

Historically, our net sales have been affected by the cyclical nature of the semiconductor industry.   In addition, our net sales have been subject to some seasonal variation with weaker net sales in the first and fourth calendar quarters. See Note 18 (unaudited) of “Notes to Consolidated Financial Statements” of this Annual Report for additional information on our quarterly results.

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

Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC.

Our website also provides investors access to financial and corporate governance information including our corporate governance guidelines, Code of Business Conduct, whistleblower hotline, and press releases. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K.

Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

Many of the statements, included in this Annual Report on Form 10-K, contain forward-looking statements and information relating to our company. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in “Risk Factors,” as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Given these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements, made on this Annual Report on Form 10-K, are made pursuant to the Act.

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

RISKS RELATED TO OUR BUSINESS

The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results and financial condition.

Weaknesses in the global economy and financial markets can lead to lower consumer discretionary spending and demand for items that incorporate our products in the consumer electronics, computing, industrial, communications and the automotive sectors. A decline in end-user demand can affect our customers’ demand for our products, the ability of our customers to meet their payment obligations and the likelihood of customers canceling or deferring existing orders. Our net sales, operating results and financial condition could be negatively affected by such actions.

During times of difficult market conditions, our fixed costs combined with lower net sales and lower profit margins may have a negative impact on our business, operating results and financial condition.

The semiconductor industry is characterized by high fixed costs. Notwithstanding our utilization of third-party manufacturing capacity, most of our production requirements are met by our own manufacturing facilities. In difficult economic environments, we could be faced with a decline in the utilization rates of our manufacturing facilities due to decreases in product demand. During such periods, our manufacturing facilities do not operate at full capacity and the costs associated with this excess capacity are expensed immediately and not capitalized into inventory. When our utilization rates decline to abnormally low production levels, we generally experience lower gross margins. The market conditions in the future may adversely affect our utilization rates and consequently our future gross margins, and this, in turn, could have a material negative impact on our business, operating results and financial condition.

Downturns in the highly cyclical semiconductor industry and/or changes in end-market demand could adversely affect our operating results and financial condition.

The semiconductor industry is highly cyclical, and periodically experiences significant economic downturns characterized by diminished product demand, production overcapacity and excess inventory, which can result in rapid erosion in average selling prices. From time to time, the semiconductor industry experiences order cancellations and reduced demand for products, resulting in significant net sales declines, due to excess inventories at end-equipment manufacturers and general economic conditions, especially in the technology sector. The market for semiconductors may experience renewed, and possibly more severe and prolonged downturns, which may harm our operating results and financial condition.

In addition, we operate in a few narrow markets of the broader semiconductor market and, as a result, cyclical fluctuations may affect these segments to a greater extent than they affect the broader semiconductor market. This may cause us to experience greater fluctuations in our operating results and financial condition than compared to some of our broad line semiconductor competitors. In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix, changes in end-user markets and the costs associated with the introduction of new products. The markets for our products depend on continued demand in the consumer electronics, computing, communications, industrial and automotive sectors. These end-user markets also tend to be cyclical and may also experience changes in demand that could adversely affect our operating results and financial condition.

The semiconductor business is highly competitive, and increased competition may harm our business, operating results and financial condition.

The semiconductor industry in which we operate is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources than we have. As a result, they may be better able to develop new products, market their products, pursue acquisition candidates and withstand adverse economic or market conditions. Most of our current major competitors are broad line semiconductor manufacturers who often have a wider range of product types and technologies than we do. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Fairchild Semiconductor Corporation, Infineon Technologies A.G., NXP Semiconductors N.V., ON Semiconductor Corporation, Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc. We may not be able to compete successfully in the future, and competitive pressures may harm our business, operating results and financial condition.

One of our external suppliers is also a related party. The loss of this supplier could harm our business, operating results and financial condition.

In 2014, 2013 and 2012, LSC, our largest stockholder, accounted for approximately 3%, 4%, and 4%, respectively, of our silicon wafer supply, and 2%, 3% and 3%, respectively, of our finished goods supply.  The loss of LSC as a supplier could materially harm our business, operating results and financial condition.

Delays in initiation of production at facilities due to implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies, operating results and financial condition.

Our manufacturing efficiency has been and will be an important factor in our future profitability, and we may not be able to maintain or increase our manufacturing efficiency. Our manufacturing and testing processes are complex, require advanced and costly equipment and are continually being modified in our efforts to improve product performance and cost. Difficulties in the manufacturing process can lower yields. Technical or other problems could lead to production delays, order cancellations and lost net sales. In addition, any problems in achieving acceptable yields, construction delays, or other problems in upgrading or expanding existing facilities, building new facilities, bringing new manufacturing capacity to full production or changing our process technologies, could also result in capacity constraints, production delays and a loss of future net sales and customers. Our operating results also could be adversely affected by any increase in fixed costs and operating expenses related to increases in production capacity if net sales do not increase proportionately, or in the event of a decline in demand for our products.

Our wafer fabrication facilities are located in Shanghai, China, Kansas City, Missouri, and Manchester, U.K., while our manufacturing facilities in Shanghai, Taipei, Taiwan, Chengdu, China and Neuhaus, Germany, perform assembly and test functions. Any disruption of operations at these facilities could have a material adverse effect on our manufacturing efficiencies, operating results and financial condition.

We are and will continue to be under continuous pressure from our customers and competitors to reduce the price of our products, which could adversely affect our growth and profit margins.

Prices for our products tend to decrease over their life cycle. There is substantial and continuing pressure from customers to reduce the total cost of purchasing our products. To remain competitive and retain our customers and gain new ones, we must continue to reduce our costs through product and manufacturing improvements. We must also strive to minimize our customers’ shipping and inventory financing costs and to meet their other goals for rationalization of supply and production. Historically, we experience a decrease in average selling prices (“ASP”) for our products of 10% in 2012 and 5% in 2013.  Although our ASP’s were flat in 2014, at times, we may be required to sell our products at ASP below our manufacturing costs or purchase prices in order to remain competitive. Our net sales growth and profit margins will suffer if we cannot effectively continue to reduce our costs and keep our product prices competitive.

Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales and may demand to audit our operations from time to time.  A failure to qualify a product or a negative audit finding could adversely affect our net sales, operating results and financial condition.

Prior to purchasing our products, our customers may require our products to undergo an extensive qualification process, which involves rigorous reliability testing. This qualification process may continue for six months or longer. However, qualification of a product by a customer does not ensure any sales of the product to that customer. In addition, we are focusing more on the automotive and industrial markets. These markets, automotive in particular, require higher quality standards.  Although we are working to ensure our organization and products meet the more rigorous quality standards, there can be no assurances we will succeed.  Even after successful qualification and sales of a product to a customer, a subsequent revision to the product, changes in the product’s manufacturing process or the selection of a new supplier by us may require a re-qualification process, which may result in delayed net sales and excess or obsolete inventory. After our products are qualified, it can take an additional six months or more before the customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, toward qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, such failure or delay would preclude or delay sales of such product to the customer, which may adversely affect our net sales, operating results and financial condition.

In addition, from time to time, our customers may demand an audit of our records, product manufacturing, qualification, and packaging processes, business practices and other related items to verify that we have complied with our business obligations, standard processes and procedures, product specifications and certain governing laws and regulations related to our business practices, and in accordance with the agreed terms and conditions of mutual business agreements.  If the audit shows any deficiency in any of the aforementioned categories, our customers may require us to implement extensive protocols to remedy the deficiency, assess us significant penalties, refuse shipments of our products, return existing inventory, cancel orders, and/or terminate our business relationship, each of which will adversely affect our net sales, operating results and financial condition.

Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reduction in quantities ordered could adversely affect our net sales, operating results and financial condition.

All of our customer orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally made on a purchase order basis, rather than pursuant to long-term supply contracts, and are booked from immediate delivery to twelve months or more in advance of delivery. The rate of booking new orders can vary significantly from month to month. We, and the semiconductor industry as a whole, are experiencing a trend towards shorter customer-requested lead-times, which is the amount of time between the date a customer places an order and the date the customer requires shipment. Furthermore, our industry is subject to rapid changes in customer outlook and periods of excess inventory due to changes in demand in the end-markets our industry serves. As a result, many of our purchase orders are revised, and may be cancelled, with little or no penalty and with little or no notice. However, we must still commit production and other resources to fulfilling these purchase orders even though they may ultimately be cancelled. If a significant number of purchase orders are cancelled or product quantities ordered are reduced, and we are unable to timely generate replacement orders, we may build up excess inventory and our net sales, operating results and financial condition may suffer.

Production at our manufacturing facilities could be disrupted for a variety of reasons, including natural disasters and other extraordinary events, which could prevent us from producing enough of our products to maintain our sales and satisfy our customers’ demands and could adversely affect our operating results and financial condition.

A disruption in production at our manufacturing facilities could have a material adverse effect on our business. Disruptions could occur for many reasons, including fire, floods, hurricanes, typhoons, droughts, tsunamis, volcanoes, earthquakes, disease or other similar natural disasters, unplanned maintenance or other manufacturing problems, labor shortages, power outages or shortages, telecommunications failures, strikes, transportation interruption, government regulation, terrorism or other extraordinary events. Such disruptions may cause direct injury or damage to our employees and property and related internal controls with significant indirect consequences. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively affect our business and financial performance. If one of our key manufacturing facilities is unable to produce our products for an extended period of time, our sales may be reduced by the shortfall caused by the disruption, and we may not be able to meet our customers’ needs, which could cause them to seek other suppliers. Such disruptions could have an adverse effect on our operating results and financial condition.

New technologies could result in the development of new products by our competitors and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand, which would adversely affect our net sales, market share, operating results and financial condition.

Our product range and new product development program are focused on low pin count semiconductor devices with one or more active and/or passive components. Our failure to develop new technologies, or anticipate or react to changes in existing technologies, either within or outside of the semiconductor market, could materially delay development of new products, which could result in a decrease in our net sales and a loss of market share to our competitors. The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. This includes the development of new types of technology or the improvement of existing technologies, such as analog and digital technologies that compete with, or seek to replace, discrete semiconductor technology. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and product enhancements on a timely and cost-effective basis. New products often command higher prices and, as a result, higher profit margins. We may not successfully identify new product opportunities or develop and bring new products to market or succeed in selling them into new customer applications in a timely and cost-effective manner.

Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive, and since we operate primarily in a narrower segment of the broader semiconductor industry, this may have a greater effect on us than it would if we were a broad-line semiconductor supplier with a wider range of product types and technologies. Many of our competitors are larger and more established international companies with greater engineering and research and development resources than us. Our failure to identify or capitalize on any fundamental shifts in technologies in our product markets, relative to our competitors, could harm our business, have a material adverse effect on our competitive position within our industry and harm our relationships with our customers. In addition, to remain competitive, we must continue to reduce package sizes, improve manufacturing costs and expand our sales. We may not be able to accomplish these goals, which would adversely affect our net sales, market share, operating results and financial condition.

We may be adversely affected by any disruption in our information technology systems, which could adversely affect our cash flows, operating results and financial condition.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, to coordinate our sales activities across all of our products and services and to coordinate our administrative activities. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins and similar disruptions affecting the global Internet. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our cash flows, operating results and financial condition.

As our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. In particular, we have upgraded our financial reporting system and are currently seeking to upgrade other information technology systems. These and any other upgrades to our systems and information technology, or new technology, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with those requirements. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and customer issues therewith), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our cash flows, operating results and financial condition.

A significant portion of our operations operate on a single Enterprise Resource Planning (“ERP”) platform. To manage our international operations efficiently and effectively, we rely heavily on our ERP system, internal electronic information and communications systems and on systems or support services from third parties. Any of these systems are subject to electrical or telecommunications outages, computer hacking or other general system failure. It is also possible that future acquisitions will operate on different ERP systems and that we could face difficulties in integrating operational and accounting functions of new acquisitions. Difficulties in upgrading or expanding our ERP system or system-wide or local failures that affect our information processing could adversely affect our cash flows, operating results and financial condition.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense, reduction in our intellectual property rights and a negative impact on our business, operating results and financial condition.

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

We depend on third-party suppliers for timely deliveries of raw materials, manufacturing services, product and process development, parts and equipment, as well as finished products from other manufacturers, and our reputation with customers, operating results and financial condition could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

Our manufacturing operations depend upon obtaining adequate supplies of raw materials, manufacturing services, product and process development, parts and equipment on a timely basis from third parties. In some instances, a supplier may be our sole-source supplier. Our operating results could be adversely affected if we are unable to obtain adequate supplies of raw materials, manufacturing services, product and process development, parts and equipment in a timely manner or if the costs charged to us were to increase significantly. Our business could also be adversely affected if there is a significant degradation in the quality of raw materials used in our products, or if the raw materials give rise to compatibility or performance issues in our products, any of which could lead to an increase in customer returns or product warranty claims. Although we maintain rigorous quality control systems, errors or defects may arise from a supplied raw material and be beyond our detection or control. In addition, we may be subject to quality claims from customers who purchased goods from companies before we acquired those companies.  Any interruption in, or change in quality of, the supply of raw materials, manufacturing services, product and process development, parts or equipment needed to manufacture our products could adversely affect our reputation with customers, operating results and financial condition.

In addition, we sell finished products from other manufacturers. Our business could also be adversely affected if there is a significant degradation in the quality of the finished products we sell. From time to time, various suppliers may extend lead-times, limit supplies or increase prices due to capacity constraints or other factors. We have no long-term purchase contracts with any of these manufacturers and, therefore, have no contractual assurances of continued supply, pricing or access to finished products that we sell, and any such manufacturer could discontinue supplying to us at any time. Additionally, some of our suppliers of finished products or wafers compete directly with us and may, in the future, choose not to supply products to us.

If we do not succeed in continuing to vertically integrate our business, we will not realize the cost and other efficiencies we anticipate, which could adversely affect our ability to compete, our operating results and financial condition.

We are continuing to vertically integrate our business. Key elements of this strategy include continuing to expand the reach of our sales organization, expand our manufacturing capacity, expand our wafer foundry and research and development capability and expand our marketing, product development, package development and assembly and test operations in company-owned facilities or through the acquisition of established contractors. There are certain risks associated with our vertical integration strategy, including:

•

difficulties associated with owning a manufacturing business, including, but not limited to, the maintenance and management of manufacturing facilities, equipment, employees and inventories and limitations on the flexibility of controlling overhead;

•	difficulties in continuing expansion of our operations in Asia and Europe, because of the distance from our United States (“U.S.”) headquarters and differing regulatory and cultural environments;
•	the need for skills and techniques that are outside our traditional core expertise;
•	less flexibility in shifting manufacturing or supply sources from one region to another;
•	even when independent suppliers offer lower prices, we may continue to source wafers from our captive manufacturing facilities, which may result in us having higher costs than our competitors;
•	difficulties developing and implementing a successful research and development team; and
•	difficulties developing, protecting, and gaining market acceptance of, our proprietary technology.

The risks of becoming a fully integrated manufacturer are amplified in an industry-wide slowdown because of the fixed costs associated with manufacturing facilities. In addition, we may not realize the cost, operating and other efficiencies that we expect from continued vertical integration. If we fail to successfully vertically integrate our business, our ability to compete, profit margins, operating results and financial condition may suffer.

Part of our growth strategy involves identifying and acquiring companies. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, operating results and financial condition.

A significant part of our growth strategy involves acquiring companies. For example, (i) in 2000, we acquired FabTech, Inc., a wafer fabrication company, in order to have our own wafer manufacturing capabilities, (ii) in 2006, we acquired Anachip Corp. as an entry into the analog market, (iii) in 2006, we acquired the net operating assets of APD Semiconductor, Inc., (iv) in 2008, we acquired Zetex plc., (v) in 2012, we acquired over 50% of the outstanding common stock of Eris Technology Corporation, (vi) also in 2012, we acquired Power Analog Microelectronics, Inc., and (vii) in 2013, we acquired BCD Semiconductor Manufacturing Limited. In addition, from time to time, we may be in various stages of discussions with potential acquisition targets as we intend to continue to expand and diversify our operations by making further acquisitions. However, we may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, operating results and financial condition. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:

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

All industries, including the semiconductor industry, are subject to legal claims, with and without merit, including securities class action litigation that may be particularly costly and which may divert the attention of our management and our resources in general. We are involved in a variety of legal matters, most of which we consider either routine matters that arise in the normal course of business or immaterial for our aggregate business operations. These routine matters typically fall into broad categories such as those involving suppliers and customers, employment and labor, and intellectual property. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our financial position, operating results or cash flows. However, defense and settlement costs can be substantial, even with respect to claims that we believe have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal claim or proceeding could adversely affect our business, operating results and financial condition.

As mentioned above, from time to time, we have been, or may in the future be, involved in securities litigation or litigation arising from our acquisitions. We can provide no assurance as to the outcome of any such litigation matter in which we are a party. These types of matters are costly to defend and even if resolved in our favor, could have a material adverse effect on our business, financial condition, operating results and cash flow. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of securities or other litigation could harm our ability to obtain credit and financing for our operations and to compete in the marketplace. Because the price of our Common Stock has been, and may continue to be, volatile, we can provide no assurance that securities litigation will not be filed against us in the future. In addition, we can provide no assurance that our past or future acquisitions will not subject us to additional litigation. See Part I, Item 3 “Legal Proceedings” of this Annual Report for more information on our legal proceedings.

We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, operating results and financial condition.

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in manufacturing our products throughout the world. Some of these regulations in the U.S. include the Federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. Any of these regulations could require us to acquire equipment or to incur substantial other expenses to comply with environmental regulations. If we were to incur such additional expenses, our product costs could significantly increase, materially affecting our business, financial condition and operating results. Any failure to comply with present or future environmental laws, rules and regulations could result in fines, suspension of production or cessation of operations, any of which could have a material adverse effect on our business, operating results and financial condition. Our operations affected by such requirements include, among others: the disposal of wastewater containing residues from our manufacturing operations through publicly operated treatment works or sewer systems, and which may be subject to volume and chemical discharge limits and may also require discharge permits; and the use, storage and disposal of materials that may be classified as toxic or hazardous. Any of these may result in, or may have resulted in, environmental conditions for which we could be liable.

Some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on, or emanating from, our currently or formerly owned, leased or operated properties, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Such liability may also be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire liability. In addition, the presence of environmental contamination could also interfere with ongoing operations or adversely affect our ability to sell or lease our properties. Environmental requirements may also limit our ability to identify suitable sites for new or expanded plants. Discovery of contamination for which we are responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require us to incur additional costs for compliance or subject us to unexpected financial liabilities.

Our products may be found to be defective and, as a result, warranty claims and product liability claims may be asserted against us, which may harm our business, reputation with our customers, operating results and financial condition.

Our products are typically sold at prices that are an insignificant portion of the overall value of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a television may be sold for several cents, whereas the television maker might sell the television for several hundred dollars. Although we maintain rigorous quality control systems, we receive warranty claims and product liability claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end-products that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the net sales and profits we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our operating results and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. Although we currently have liability insurance, we may not have sufficient insurance coverage, and we may not have sufficient resources, to satisfy all possible warranty claims and product liability claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business, reputation, operating resultsand financial condition.

We may fail to attract or retain the qualified technical, sales, marketing, finance and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results and financial condition.

Our future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing, finance and managerial personnel. Personnel with the necessary expertise are scarce and competition for personnel with these skills is intense. We may not be able to retain existing key technical, sales, marketing, finance and managerial employees or be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing, finance and managerial/executive personnel in the future. For example, we have faced, and continue to face, intense competition for qualified technical and other personnel in China, where our assembly and test facilities are located. A number of U.S. and multi-national corporations, both in the semiconductor industry and in other industries, have recently established and are continuing to establish factories and plants in China, and the competition for qualified personnel has increased significantly as a result. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, operating results and financial condition could be materially and adversely affected.

We may not be able to achieve future growth, and any such growth may place a strain on our management and on our systems and resources, which could adversely affect our business, operating results and financial condition.

Our ability to successfully grow our business requires effective planning and management. Our past growth, and our targeted future growth, may place a significant strain on our management and on our systems and resources, including our financial and managerial controls, reporting systems and procedures. In addition, we will need to continue to train and manage our workforce worldwide. If we are unable to effectively plan and manage our growth effectively, our business and prospects will be harmed and we will not be able to maintain our profitable growth, which could adversely affect our business, operating results and financial condition.

Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results and financial condition.

The life cycles of some of our products depend heavily upon the life cycles of the end-products into which our products are designed. End-market products with short life cycles require us to manage closely our production and inventory levels. Inventory may also become obsolete because of adverse changes in end-market demand. We may in the future be adversely affected by obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products or the estimated life cycles of the end-products into which our products are designed. In addition, some customers restrict how far back the date of manufacture for our products can be and certain customers may stop ordering products from us and go out of business due to adverse economic conditions; therefore, some of our product inventory may become obsolete and, thus, adversely affect our business, operating results and financial condition.

If OEMs do not design our products into their applications, our net sales may be adversely affected.

We expect an increasingly significant portion of net sales will come from products we design specifically for our customers. However, we may be unable to achieve these design wins. In addition, a design win from a customer does not guarantee future sales to that customer. Without design wins from OEMs, we would only be able to sell our products to these OEMs as a second source, which usually means we are only able to sell a limited amount of product to them. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it is more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk to an OEM. Achieving a design win with a customer does not ensure that we will receive significant net sales from that customer, and we may be unable to convert design wins into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products, if, for example, its own products are not commercially successful.

We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses, which could adversely affect our business, operating results and financial condition.

We have credit facilities with financial institutions in the U.S., Asia and Europe, as well as other debt instruments, with interest rates equal to LIBOR or similar indices plus a negotiated margin. Our largest credit facility is our $300 million revolving senior credit facility, which had $139 million outstanding as of December 31, 2014. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of December 31, 2014, an increase of 1% in interest rates on our credit facilities would increase our annual interest rate expense by approximately $1 million.

We may have a significant amount of debt with various financial institutions worldwide. Any indebtedness could adversely affect our business, operating results, financial condition and our ability to meet our payment obligations under such debt.

We may have a significant amount of debt and substantial debt service requirements on our borrowings, including our credit facilities with various financial institutions worldwide. During 2013, we obtained a five-year $300 million revolving senior credit facility with Bank of America, N.A., which had $139 million outstanding as of December 31, 2014. In addition, as of December 31, 2014, we had an aggregate outstanding debt of $1 million on our lines of credit, which an additional $3 million was used for import and export guarantees under our credit facilities with various financial institutions worldwide. As of December 31, 2014 an aggregate amount of $89 million was available for future borrowings under our lines of credit and $161 million under our revolving senior credit facility. We are permitted under the terms of our debt agreements under various credit facilities to incur substantial additional debt.

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

Any of the above-listed factors could have an adverse effect on our business, operating results, financial condition and our ability to meet our payment obligations under our debt.

Restrictions in our credit facilities may limit our business and financial activities, including our ability to obtain additional capital in the future.

During 2013, we entered into a Credit Agreement with Bank of America, N.A., as administrative agent for the lenders under the credit agreement, which provides for a five-year $300 million revolving senior credit facility (the “Credit Agreement”), which includes $10 million swing line sublimit, a $10 million letter of credit sublimit, and $20 million alternative currency sublimit. In addition, we may from time to time request increases in the aggregate commitment under the Credit Agreement of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders.

The Credit Agreement contains covenants imposing various restrictions on our business and financial activities. These restrictions may affect our ability to operate our business and undertake certain financial activities and may limit our ability to take advantage of potential business or financial opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens, incur indebtedness, make investments, dissolve or merge or consolidate with or into another entity, dispose of certain property, make restricted payments, issue or sell equity interests, engage in other different material lines of business, conduct related party transactions, enter into certain burdensome contractual obligations and use proceeds from any credit facility to purchase or carry margin stock or to extend credit to others for the same purpose. The Credit Agreement also requires us to meet certain financial ratios, including a fixed charge coverage ratio and a consolidated leverage ratio.

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

Our business benefits from certain Chinese government incentives. Expiration of, or changes to, these incentives could adversely affect our operating results and financial condition.

The Chinese government has provided various incentives to technology companies, including our manufacturing facilities located in Shanghai and Chengdu, China, in order to encourage development of the high-tech industry. These incentives include reduced tax rates and other measures. As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as our manufacturing facilities continue to maintain their High and New Technology Enterprise (“HNTE”) status. One of our Shanghai manufacturing facilities was approved for HNTE status for the tax years 2011-2013. For 2014 and future years, this facility no longer qualifies for HNTE status and therefore all of its income will be taxed at the statutory tax rate of 25%. Our other Shanghai manufacturing facility has been approved for HNTE status for the tax years 2012-2014. In addition, one of our wafer fabrication facilities located in Shanghai has been approved for HNTE status for the tax years 2011-2013. We expect this facility to be approved for HNTE status for tax years 2014-2016. HNTE qualification includes metrics based on China research and development expenditures as well as research and development headcount and overall college-degreed headcount.  Any prior years that have already been approved are subject to audit requirements. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved Shanghai assembly and test facility and wafer fabrication facility would increase to 25% for any period in which an audit shows we were not compliant, which could adversely affect our operating results and financial condition.

During 2012, the China government began an audit of our largest Chinese subsidiary for our 2009-2011 HNTE status as part of an overall evaluation of the reduced tax rates provided to many high tech companies. In April 2013, we were notified by the China government that they had completed their tax audit and had concluded that we owed approximately $5 million of additional tax related to tax year 2011.  This tax was paid in 2013.

In connection with our joint venture in Chengdu, China, we have qualified for tax incentives offered in the Go West Initiative (“Go West”), where companies are entitled to a preferential income tax rate of 15% for doing business in western China. If we were to no longer meet the Go West requirements, our statutory tax rate for this joint venture would increase to 25%, which could adversely affect our operating results and financial condition.

The impact of our HNTE and Go West status, collectively called tax holidays, decreased our tax expense by approximately $2 million, $2 million and $6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for both the fiscal years ended December 31, 2014 and 2013 was approximately $0.05. The benefit of the tax holidays on basic and diluted earnings per share for the fiscal year ended December 31, 2012 was approximately $0.14 and $0.13, respectively.

We operate a global business through numerous foreign subsidiaries, and there is a risk that tax authorities will challenge our transfer pricing methodologies and/or legal entity structures, which could adversely affect our operating results and financial condition.

We conduct operations worldwide through our foreign subsidiaries, and are therefore subject to complex transfer pricing regulations in the jurisdictions in which we operate. Transfer pricing regulations generally require that, for tax purposes, transactions between related parties be priced on a basis that would be comparable to an arm’s length transaction between unrelated parties. There is uncertainty and inherent subjectivity in complying with these rules. To the extent that any foreign tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities and penalties. Based on our current knowledge and probability assessment of potential outcomes, we believe that we have provided for all tax exposures. However, the ultimate outcome of a tax examination could differ materially from our provisions and could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our legal organizational structure could result in unanticipated unfavorable tax or other consequences which could have a material adverse effect on our financial condition and operational results. In some countries, we maintain multiple entities for tax or other purposes. Changes in tax laws, regulations, future jurisdictional profitability of us and our subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, which could have a material adverse effect on our operating results. In addition, any challenges to how our entities are structured or realigned or their business purpose by taxing authorities could result in us becoming subject to significant tax liabilities and penalties which could have a material adverse effect on our business, financial condition, operating results and cash flows.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used.

Certain of our employees in the U.K. participate in a company-sponsored defined benefit plan, which is closed to new entrants and is frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. In accounting for these plans, we are required to make actuarial assumptions that are used to calculate the earning value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include, but are not limited to, the expected return on plan assets, discount rates, and mortality rates. While we believe the underlying assumptions under the projected unit credit method are appropriate, the carrying value of the related assets and liabilities and the actual amount of expenses recorded in the consolidated financial statements could differ materially from the assumptions used.

Changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our cash flows, operating results and financial condition.

The assets of our defined benefit pension plan (the “plan”) in the U.K. provide pensions to employees and former employees.  The plan’s assets consist primarily of high-quality, corporate bonds and stocks traded on the London Stock Exchange and are determined, from time to time, based on their fair market value.  The plan’s obligation to pay pensions is estimated by using actuarial assumptions. To the extent that the plan’s assets are not sufficient to meet the estimated amount of the plan’s obligations, further funding of the plan will be required by the plan’s sponsoring employers, Diodes Zetex Limited and Diodes Zetex Semiconductors Limited, over an agreed upon deficit recovery period.

As of December 31, 2014, the benefit obligation of the plan was approximately $160 million and the total assets in such plan were approximately $123 million. Therefore, the plan was underfunded by approximately $37 million. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.

Any fluctuations in the U.K. equity markets and bond markets or changes in several key actuarial assumptions, including, but not limited to, changes in discount rate, estimated return on the plan and mortality rates, can (i) affect the level of plan funding; (ii) cause volatility in the net periodic pension cost; and (iii) increase our future funding requirements. In the event that actual results differ from the actuarial assumptions or actuarial assumptions are changed, the funding status of the plan may change. Any deficiency in the funding of the plan could result in additional charges to equity and an increase in future plan expense and cash contribution. A significant increase in our funding requirements could have a negative impact on our cash flows, operating results and financial condition.

In 2012, we adopted a payment plan with the trustees of the defined benefit plan, in which we will pay approximately British Pound (“GBP”) 2 million (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) every year from 2012 through 2019.  We are currently in negotiations with the trustees related to a new payment plan.  If we fail to reach an agreement with the trustees, as we are required to do every three years, the Pension Regulator in the U.K. could impose contributions on Diodes Zetex Limited or Diodes Zetex Semiconductors Limited, or in limited circumstances could require financial support to be provided to the plan from entities connected or associated with Diodes Zetex Limited or Diodes Zetex Semiconductors Limited. Furthermore, Diodes Zetex Limited and Diodes Semiconductors Limited remain ultimately liable to fully fund the plan regardless of any failure to agree upon future contributions in respect of a particular actuarial valuation, i.e., if either the plan or those companies were wound up, a debt equal to each company’s share of the entire outstanding deficit at that time (calculated on a statutory conservative basis) would be owed by the relevant company. This could have a material adverse effect on our cash flows, operating results and financial condition.

Certain of our customers and suppliers require us to comply with their codes of conduct, which may include certain restrictions that may substantially increase our cost of doing business as well as have an adverse effect on our operating efficiencies, operating results and financial condition.

Certain of our customers and suppliers require us to agree to comply with the Electronic Industry Code of Conduct (“EICC”) or their own codes of conduct, which may include detailed provisions on labor, human rights, health and safety, environment, corporate ethics and management systems. Certain of these provisions are not requirements under the laws of the countries in which we operate and may be burdensome to comply with on a regular basis. Moreover, new provisions may be added or material changes may be made to any these codes of conduct, and we may have to promptly implement such new provisions or changes, which may substantially further increase the cost of our business, be burdensome to implement and adversely affect our operational efficiencies and operating results. If we violate any such codes of conduct, we may lose further business with the customer or supplier and, in addition, we may be subject to fines from the customer or supplier. While we believe that we are currently in compliance with our customers and suppliers’ codes of conduct, there can be no assurance that, from time to time, if any one of our customers and suppliers audits our compliance with such code of conduct, we would be found to be in full compliance. A loss of business from these customers or suppliers could have a material adverse effect on our business, operating results and financial condition.

Compliance with government regulations and customer demands regarding the use of “conflict minerals” may result in increased costs and may have a negative impact on our business, operating results and financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 imposes new disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. When these new requirements are fully implemented, they could affect the pricing, sourcing and availability of minerals used in the manufacture of semiconductor devices (including our products). We are incurring additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex, and we may be unable to verify the origins for all metals used in our products. Customers may demand that the products they purchase be free of conflict minerals. Therefore, we may encounter challenges with our customers and stockholders if we are unable to certify that our products are conflict free. The implementation of this requirement could affect the sourcing and availability of products we purchase from suppliers. This may reduce the number of suppliers that may be able to provide conflict-free products, and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices.

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

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, which could harm our financial condition and operating results, and could result in a loss of investor confidence and a decline in our stock price.

Terrorist attacks, or threats or occurrences of other terrorist activities, whether in the United States or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our operating results and financial condition.

Terrorist attacks, or threats or occurrences of other terrorist or related activities, whether in the United States or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our profitability. Future terrorist or related activities could affect our domestic and international sales, disrupt our supply chains and impair our ability to produce and deliver our products. Such activities could affect our physical facilities or those of our suppliers or customers. Such terrorist attacks could cause seaports or airports, to or through which we ship, to be shut down, thereby preventing the delivery of raw materials and finished goods to or from our manufacturing facilities in China, Taiwan and Germany and our wafer fabrication facilities in China, the U.S. and the U.K., or to our regional sales offices. Due to the broad and uncertain effects that terrorist attacks have had on financial and economic markets generally, we cannot provide any estimate of how these activities might negatively affect our future operating results and financial condition.

System security risks, data protection breaches, cyber-attacks and other related cybersecurity issues could disrupt our internal operations, and any such disruption could reduce our expected net sales, increase our expenses, damage our reputation and adversely affect our stock price.

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

We manage and store various proprietary information and sensitive or confidential data relating to our business and third party business. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our partners or customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our partners and customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Delayed sales, significant costs or lost customers resulting from these system security risks, data protection breaches, cyber-attacks and other related cyber-security issues could adversely affect our operating results, stock price and reputation.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

Our international operations subject us to risks that could adversely affect our operations.

We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located in China. In 2014, 2013 and 2012, our Asian and European subsidiaries represented approximately 90%, 91% and 90%, respectively, of our net sales. There are risks inherent in doing business internationally, and any or all of the following factors could cause harm to our business:

•	changes in, or impositions of, legislative or regulatory requirements, including income tax and/or value added tax laws in the U.S. and in the countries in which we manufacture or sell our products;
•	compliance with trade or other laws in a variety of jurisdictions;
•	trade restrictions, transportation delays, work stoppages, and economic and political instability;
•	changes in import/export regulations, tariffs and freight rates;
•	difficulties in collecting receivables and enforcing contracts;
•	currency exchange rate fluctuations;
•	restrictions on the transfer of funds from foreign subsidiaries to the U.S.;
•	the possibility of international conflict, particularly between or among China, the U.K., Germany, Taiwan and the U.S.;
•	legal, regulatory, political and cultural differences among the countries in which we do business;
•	longer customer payment terms; and
•	changes in U.S. or foreign tax regulations.

We have significant operations and assets in China, the U.K. , Germany, Hong Kong and Taiwan and, as a result, will be subject to risks inherent in doing business in those jurisdictions, which may adversely affect our financial performance and operating results.

We have a significant portion of our assets in mainland China, U.K., Germany, Hong Kong and Taiwan. Our ability to operate in these countries may be adversely affected by changes in those jurisdictions’ laws and regulations, including those relating to taxation, including, but not limited to income tax and value added tax, import and export tariffs, environmental regulations, land use rights, property and other matters. In addition, our operating results and financial performance are subject to the economic and political situations. We believe that our operations are in compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Changes in the political environment or government policies in those jurisdictions could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between or among China, the U.K., Germany, Hong Kong, Taiwan and the U.S. could result in restrictions or prohibitions on our operations or the sale of our products or the forfeiture of our assets in these jurisdictions. There can be no certainty as to the application of the laws and regulations of these jurisdictions in particular instances. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities, resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions. The possibility of political conflict between these countries or with the U.S. could have an adverse impact upon our ability to transact business in these jurisdictions and to generate profits.

A slowdown in the Chinese economy could limit the growth in demand for electronic devices containing our products, which would have a material adverse effect on our business, operating results and prospects.

We believe that an increase in demand in China for electronic devices that include our products will be an important factor in our future growth. Although the Chinese economy has grown significantly in recent years, there can be no assurance that such growth will continue. Any weakness in the Chinese economy could result in a decrease in demand for electronic devices containing our products and, thereby, materially and adversely affect our business, operating results and prospects.

Economic regulation in China could materially and adversely affect our business, operating results and prospects.

We have a significant portion of our manufacturing capacity in mainland China. In addition, in 2014 approximately 62% of our total sales were shipped to customers in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China and, thereby, have a material adverse effect on our business, operating results and prospects.

We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act, the U.K.’s Bribery Act 2010 and similar worldwide anti-bribery laws.

The United States’ Foreign Corrupt Practices Act (“FCPA”), the United Kingdom’s Bribery Act 2010 (the “U.K. Bribery Act”) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that may have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning FCPA, the U.K. Bribery Act and related anti-bribery laws. We have established procedures and controls to monitor internal and external compliance. There can be no assurance that our internal controls and procedures always will protect us from reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA, the U.K. Bribery Act and other anti-bribery law violations (either due to our own acts or inadvertence, or due to the acts or inadvertence of others), we could incur criminal or civil penalties or other sanctions, which could have a material adverse effect on our business and operating results.

We are subject to foreign currency risk as a result of our international operations.

We face exposure to adverse movements in foreign currency exchange rates, principally the Chinese Yuan, the Taiwanese dollar, the Euro and the British Pound Sterling and, to a lesser extent, the Japanese Yen and the Hong Kong dollar. Our income and expenses are based on a mix of currencies and a decline in one currency relative to the other currencies could adversely affect our operating results. Furthermore, our operating results are reported in U.S. dollars, which is our reporting currency. In the event the U.S. dollar weakens against a foreign currency, we will experience a currency transaction loss, which could adversely affect our operating results. Also, fluctuations in foreign currency exchange rates may have an adverse impact and be increasingly influential to our overall sales, profits and operating results as amounts that are measured in foreign currency are translated back to U.S. dollars for reporting purposes. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results, especially if the portion of our sales attributable to Europe increases. We do not usually employ hedging techniques designed to mitigate foreign currency exposures and, therefore, we could experience currency losses as these currencies fluctuate against the U.S. dollar.

China is experiencing rapid social, political and economic change, which has increased labor costs and other related costs that could make doing business in China less advantageous than in prior years. Increased labor costs in China could adversely affect our business, operating results and financial condition.

Historically, labor in China has been readily available at a lower cost compared to other countries, and any increase in labor cost in China has been consistent with the projected annual increase in the inflation index and the amount of past labor cost increases. However, because China is experiencing rapid social, political and economic change, there can be no assurance that labor will continue to be available in China at costs consistent with historical levels. Any future increase in labor cost in China is likely to be higher than historical and projected amounts and may occur multiple times in any given year. As a result of experiencing such rapid social, political and economic change, China is also likely to enact new, and/or revise its existing, labor laws and regulations on employee compensation and benefits. These changes in Chinese labor laws and regulations will likely to have an adverse effect on product manufacturing costs in China. Furthermore, if China workers go on strike to demand higher wages, our operations could be disrupted. Many of our suppliers are currently dealing with labor shortages in China, which may result in future supply delays and disruptions and may drive a substantial increase in their labor costs that is likely to be shared by us in the form of price increases to us. New or revised government labor laws or regulations, strikes or labor shortages could cause our product costs to rise and/or could cause manufacturing partners on whom we rely to exit the business. These events could have a material adverse impact on our product availability and quality, which would affect our business, operating results and financial condition.

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

We intend to permanently reinvest overseas all earnings from foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to US tax. As of December 31, 2014, we had undistributed earnings from non-U.S. operations of approximately $408 million (including approximately $36 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $341 million of this total.  Additional U.S. federal and state income taxes of approximately $109 million would be required should such earnings be repatriated to the U.S. as dividends.

In the future, if we plan to distribute earnings of our foreign subsidiaries to the U.S, we may be required to pay U.S. income taxes on these earnings to the extent we have not previously recorded deferred U.S. taxes on such earnings. Any such taxes would reduce our net income in the period in which these earnings are distributed.

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

Accordingly, a comparison of our operating results from period to period is not necessarily meaningful to investors and our operating results for any period do not necessarily indicate future performance. Variations in our quarterly results may trigger volatile changes in our stock price.

General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to our performance also may affect the price of our stock. For these reasons, investors should not rely on recent or historical trends to predict future stock prices, financial condition, operating results or cash flows. In addition, as discussed in Part I, Item 3 “Legal Proceedings” of this Annual Report, we are involved in several lawsuits. Additional volatility in the price of our securities could result in the filing of additional litigation, which could result in substantial costs and the diversion of management time and resources.

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

Such actions by us could harm our operating results and adversely affect the price of our Common Stock.

Our directors, executive officers and significant stockholders hold a substantial portion of our Common Stock, which may lead to conflicts with other stockholders over corporate transactions and other corporate matters.

Our directors, executive officers and our affiliate, LSC, beneficially own approximately 26% of our outstanding Common Stock, including options to purchase shares of our Common Stock that are exercisable within 60 days of December 31, 2014. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our Common Stock.

LSC, our largest stockholder, owns approximately 17% (approximately 8.1 million shares) of our Common Stock. Some of our directors and executive officers may have potential conflicts of interest because of their positions with LSC or their ownership of LSC common stock.

Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, a member of our Board of Directors and our President and Chief Executive Officer, is a board member of LTC and a board member of Nuvoton. L.P. Hsu, a member of the Board of Directors since 2007, serves as a consultant to LTC and a supervisor of the board of Nuvoton. Several of our directors and executive officers may own LSC common stock and/or hold options to purchase LSC common stock. Service on our Board of Directors and as a director or officer of LSC, or ownership of LSC common stock by our directors and executive officers, could create, or appear to create, actual or potential conflicts of interest when directors and officers are faced with decisions that could have different implications for LSC and us. For example, potential conflicts could arise in connection with decisions involving the Common Stock owned by LSC, or under the other agreements we may enter into with LSC. In 2014, 2013 and 2012, LSC accounted for approximately 3%, 4%, and 4%, respectively, of our silicon wafer supply, and 2%, 3% and 3%, respectively, of our finished goods supply.

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

We, from time to time, may utilize non-cash tender offers, debt equity swaps or equity exchanges in accordance with the guidance and rules promulgated by the SEC to consummate our business activities. Such means to consummate our business activities will likely involve issuance of our Common Stock in large quantities and will subsequently dilute the ownership interest of existing stockholders, including stockholders who previously received shares of our Common Stock in such transactions. Any sales in the public market of the newly issued Common Stock could adversely affect prevailing market prices of our Common Stock. In addition, utilizing non-cash tender offers, debt equity swaps or equity exchanges may encourage short selling because such utilization could depress the price of our Common Stock.

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

(iii)	the business combination is approved by a majority of the board of directors and by the affirmative vote of 66 2/3% of the outstanding voting stock that is not owned by the interested stockholder.

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

Provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire control of us. In particular, our certificate of incorporation authorizes our Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of preferred stock with rights and preferences, including voting rights, designated from time to time by the Board of Directors. The existence of authorized but unissued shares of preferred stock enables our Board of Directors to render it more difficult or to discourage an attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Our primary physical properties at December 31, 2014 were as follows:

		Lease	Year
Primary use	Location	Expiration	Purchased	Sq. Ft.
Headquarters/R&D center	Plano, Texas		2010	42,000
Manufacturing facility/R&D/Logistics	Chengdu, China	May-61		32 acres
Manufacturing facility	Chengdu, China	Jun-16		40,000
Manufacturing facility	Chengdu, China	Jun-15		25,000
Logistics center	Shanghai, China	Dec-15		5,800
Manufacturing facility/R&D/Logistics	Shanghai, China	Feb-17		723,000
Manufacturing facility/R&D/Logistics	Shanghai, China	Feb-56		567,000
Manufacturing facility/R&D/Logistics	Shanghai, China	Mar-17		230,000
Manufacturing facility/R&D/Logistics	Shanghai, China	Dec-20		60,000
R&D center/Administrative	Shanghai, China	May-15		1,600
Regional sales office	Shanghai, China		2013	10,000
Regional sales office	Shanghai, China		2010	7,000
Regional sales office	Shanghai, China		2014	1,200
Regional sales office	Shenzhen, China	Jan-19		5,000
Administrative office	Xiamen, China	Mar-15		< 1,000
Administrative/Logistics	Manchester, England		2004	81,000
Manufacturing facility/R&D center	Manchester, England		1998	75,000
Regional sales office	Munich, Germany	Jul-16		6,000
Manufacturing facility/R&D center	Neuhaus, Germany		1996	53,000
Regional sales office	Gyunggi-Do, South Korea	Oct-16		< 1,000
Regional sales office	Seongnam-si, South Korea	May-16		2,000
R&D center	Hsinchu, Taiwan	Nov-15		26,000
Regional sales office	Kaohsiung City, Taiwan	Apr-15		< 1,000
Manufacturing facility	Taipei, Taiwan	Nov-15		62,000
R&D center/Logistics/Administrative	Taipei, Taiwan	Dec-15		50,000
Regional Sales/Administrative office	Taipei, Taiwan		2000-2008	11,000
Sales/Administrative/Logistics	Taipei, Taiwan		2006	35,500
Sales/Administrative/Logistics	Taipei, Taiwan		2014	11,000
Regional sales office	Amherst, New Hampshire	Monthly		< 1,000
Manufacturing facility/R&D center	Lee’s Summit, Missouri	Dec-17		70,000
Land (future headquarters site)	Plano, Texas		2008	16 acres
Regional sales office/R&D center	San Jose, California	Jul-15		4,000
Regional sales/Administrative office	Westlake Village, California	May-16		1,500

We believe our current facilities are adequate for the foreseeable future.

Item 3.	Legal Proceedings.

From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any current pending legal proceeding will not have any material adverse effect on our financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact on our business and operating results for the period in which the ruling occurs or future periods. See Note 16 of the Notes to Consolidated Condensed Financial Statements for detailed information regarding the status of our lawsuits.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market (“NasdaqGS”) under the symbol “DIOD.” In July 2000, November 2003, December 2005 and July 2007, we effected 50% stock dividends in the form of three-for-two stock splits. The following table shows the range of high and low closing sales prices per share for our Common Stock for each fiscal quarter from January 1, 2013 as reported by NasdaqGS.

Calendar Quarter	Closing Sales Price of
Ended	Common Stock
	High	Low
First quarter 2015 (through February 20, 2015)	$28.78	$25.83
Fourth quarter 2014	27.74	20.00
Third quarter 2014	30.05	23.92
Second quarter 2014	30.30	25.80
First quarter 2014	26.12	22.12
Fourth quarter 2013	25.31	19.41
Third quarter 2013	28.02	24.10
Second quarter 2013	26.04	18.31
First quarter 2013	21.51	17.58

Holders and Recent Stock Price

On February 20, 2015, the closing sales price of our Common Stock as reported by NasdaqGS was $28.15, and there were approximately 347 holders of record of our Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from our 2015 definitive proxy statement into Item 12 of Part III of this Annual report.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2014. The graph is not necessarily indicative of future price performance.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

CUMULATIVE TOTAL RETURN SUMMARY
December 2014
		2009	2010	2011	2012	2013	2014

Diodes Incorporated	Return %		32.24	-21.08	-18.54	35.79	17.02
	Cum $	100.00	132.24	104.36	85.01	115.43	135.08

NASDAQ Industrials Index	Return %		38.40	0.31	21.52	44.54	2.98
	Cum $	100.00	138.40	138.83	168.70	243.84	251.12

NASDAQ Composite-Total Returns	Return %		18.02	-0.83	17.45	40.12	14.75
	Cum $	100.00	118.02	117.04	137.47	192.62	221.02

Source: Data provided by Zacks Investment Research, Inc., copyright 2014. Used with permission. All rights reserved.

The graph assumes $100 invested on December 31, 2009 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the stock of companies in the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

Issuer Purchases of Equity Securities

We did not repurchase shares of our Common Stock in the fourth quarter of 2014.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the fiscal years ended December 31, 2014 through 2010 is qualified in its entirety by, and should be read in conjunction with, the other information and consolidated financial statements, including the notes thereto, appearing elsewhere herein. Certain immaterial amounts as presented in the accompanying consolidated financial statements have been reclassified to conform to 2014 financial statement presentation.

(In thousands, except per share data)	Years ended December 31,

Statement of Income Data	2014	2013	2012	2011	2010

Net sales	$890,651	$826,846	$633,806	$635,251	$612,886
Gross profit	277,279	237,836	161,586	193,697	224,869
Selling, general and administrative	133,701	132,106	101,363	89,974	88,784
Research and development	52,136	48,302	33,761	27,231	26,584
Amortization of acquisition-related intangible assets	7,914	8,078	5,122	4,503	4,425
Impairment of goodwill	-	5,318	-	-	-
Restructuring	-	1,535	-	-	-
Loss (gain) on sale of assets	(983)	216	(3,556)	-	-
Other	-	-	-	-	144
Total operating expenses	192,768	195,555	136,690	121,708	119,937
Income from operations	84,511	42,281	24,896	71,989	104,932
Interest income	1,470	1,274	778	1,024	2,842
Interest expense	(4,332)	(5,580)	(876)	(3,139)	(5,229)
Amortization of debt discount	-	-	-	(6,032)	(7,656)
Gain (loss) on securities carried at fair value	1,364	601	7,100	(1,039)	-
Other income (expense)	2,979	9	(1,091)	861	3,214
Income before income taxes and noncontrolling interest	85,992	38,585	30,807	63,664	98,103
Income tax provision	20,359	14,481	4,825	10,157	17,839
Net income	65,633	24,104	25,982	53,507	80,264
Less: net (income) loss attributable to noncontrolling interest	(1,955)	2,428	(1,830)	(2,770)	(3,531)
Net income attributable to common stockholders	63,678	26,532	24,152	50,737	76,733
Earnings per share attributable to common stockholders:
Basic	$1.35	$0.57	$0.53	$1.12	$1.74
Diluted	$1.31	$0.56	$0.51	$1.09	$1.68
Number of shares used in computation:
Basic	47,184	46,363	45,780	45,202	44,146
Diluted	48,594	47,658	46,899	46,713	45,546

	As of December 31,
Balance Sheet Data	2014	2013	2012	2011	2010
Total assets	$1,179,157	$1,162,258	$920,063	$793,064	$846,550
Working capital	537,534	493,169	377,892	317,087	289,387
Long-term debt, net of current portion	140,787	182,799	44,131	2,857	3,393
Total Diodes Incorporated stockholders' equity	768,275	702,742	677,185	633,760	541,444

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Summary of the Year Ended December 31, 2014

•	Net sales for 2014 increased approximately 8% to a record $891 million, compared to $827 million in 2013;
•

Gross profit for 2014 was $277 million, or 31.1% of net sales, an increase of 17% from the $238 million, or 28.8% of net sales, in 2013.  BCD’s margins improved from 2013 to 2014 but still negatively impacted our total gross margin by approximately 160 basis points, as compared to approximately 120 basis points in 2013;

•	Selling, general and administrative expenses, as a percentage of net sales, decreased 100 basis points to 15.0% for 2014 compared to 16.0% for 2013:
•	Net income attributable to common stockholders for 2014 was $64 million, or $1.31 per diluted share, an increase of 140% from the $27 million, or $0.56 per diluted share, in 2013; and
•	Cash flow from operations for 2014 was $134 million, an increase of 22% from the $110 million generated in 2013.

Business Acquisitions

In the first quarter of 2013, we completed the acquisition of BCD for an aggregate consideration of approximately $155 million, excluding acquisition costs, fees and expenses, plus a $5 million employee retention plan. The acquisition was funded by borrowings on our bank credit facilities. BCD’s financial results have been included in the consolidated financial statements from March 1, 2013.

Business Outlook

Looking forward, we remain focused on achieving our goal of $1 billion in annual net sales with model gross margins of 35%. Acquisitions remain a key part of our growth strategy to reach our net sales goal. We have a solid pipeline of designs and expanded customer relationships across all regions and product lines. The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers not canceling or deferring existing orders, and end-user consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the uncertainties in the global economy as we continue to execute on the strategy that has proven successful for us over the years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook” in Part II, Item 7 and “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Factors Relevant to Our Results of Operations

In 2014, the following factors affected, and, we believe, will continue to affect, our results of operations:

•

We continue to experience pressure from our customers to reduce the selling price for our products, and we expect future improvements in net income to result primarily from increases in sales volume and improvements in product mix, as well as manufacturing cost reductions in order to offset any reduction in average selling prices of our products.

•

For the years ended December 31, 2014, 2013 and 2012, our original equipment manufacturer (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for 35%, 35% and 47% of net sales, respectively, while our global network of distributors accounted for 65%, 65% and 53% of net sales, respectively. The percentage of net sales to our global network of distributors has increased primarily because the majority of BCD net sales are to distributors.

•

Our gross profit margin was 31.1% in 2014, compared to 28.8% in 2013 and 25.5% in 2012. Our gross profit margin increased in 2014 due primarily to lower gold prices, improved product mix, copper wire conversion and cost reduction efforts. Future gross profit margins will depend primarily on market prices, our product mix, manufacturing cost savings, and the demand for our products.

•

For 2014, the percentage of our net sales derived from our Asian subsidiaries was 80%, compared to 82% in 2013 and 79% in 2012. Europe accounted for approximately 10%, 9% and 11% of our net sales in 2014, 2013 and 2012, respectively. In addition, North America accounted for approximately 10%, 9% and 10% of our net sales in 2014, 2013 and 2012, respectively.

•

For 2014, our capital expenditures were approximately 7% of net sales, which is lower than our previous 10% to 12% of net sales model.  For 2015, capital expenditures may be on the higher end of our reduced 5% to 9% of net sales model due to the delay of the receipt of some assembly and test equipment into 2015.

•

During 2014, we invested approximately $46 million in our manufacturing and wafer fabrication facilities in China, and we expect to continue to invest in our facilities, although the amount to be invested will depend on product demand and new product developments.

•

Our investment in research and development for 2014 increased to approximately $52 million, or 5.9% of net sales, compared to $48 million, or 5.8% of net sales, in 2013. We expect research and development costs to continue to increase as we look to invest in developing new products.

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

Selling, general and administrative expenses

Selling, general and administrative expenses relate primarily to compensation and associated expenses for personnel in general management, sales and marketing, information technology, engineering, human resources, procurement, planning and finance, and sales commissions, as well as outside legal, investor relations, accounting, consulting and other operating expenses.

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

Amortization of acquisition-related intangible assets

Amortization of acquisition-related intangible assets consists of assets such as developed technologies and customer relationships.

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

This represents the minority investors’ share of our subsidiaries’ earnings.

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

				Percentage Dollar
	Percent of Net Sales			Increase (Decrease)
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	'13 to '14	'12 to '13

Net sales	100%	100%	100%	8%	31%
Cost of goods sold	(68.9)	(71.2)	(74.5)	4	25
Gross profit	31.1	28.8	25.5	17	47
Operating expenses	(21.6)	(23.0)	(21.0)	(1)	43
Income from operations	9.5	6.0	4.0	100	70
Interest income	0.2	0.0	0.0	15	64
Interest expense and amortization of debt discount	(0.5)	(1.0)	0.0	(22)	537
Gain (loss) on securities carried at fair value	0.2	0.0	1.0	127	(92)
Other income (expenses)	0.3	0.0	0.0	33000	(101)
Income before income taxes and noncontrolling interest	9.7	5.0	5.0	123	25
Income tax provision	2.3	2.0	1.0	41	200
Net income	7.4	3.0	4.0	172	(7)
Net (income) loss attributable to noncontrolling interest	(0.2)	0.0	0.0	(181)	(233)
Net income attributable to common stockholders	7.1	3.0	4.0	140	10

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report (in thousands).

Year 2014 Compared to Year 2013

	2014	2013
Net sales	$890,651	$826,846

Net sales for 2014 increased approximately $64 million to $891 million from $827 million for 2013. The 8% increase in net sales represented an approximately 8% increase in units sold, which was due primarily to net sales increases in our Asia markets.  Average selling prices for 2014 were flat compared to 2013.

	2014	2013
Cost of goods sold	$613,372	$589,010
Gross profit	$277,279	$237,836
Gross profit margin	31.1%	28.8%

Cost of goods sold increased approximately $24 million, or 4%, for 2014 to $613 million, compared to $589 million for 2013. As a percent of sales, cost of goods sold decreased from 71.2% for 2013 to 68.9% for 2014. Our average unit cost decreased by approximately 3%.

Gross profit for 2014 increased approximately 17% to $277 million from $238 million for 2013. Gross profit as a percentage of net sales was 31.1% for 2014, compared to 28.8% for 2013. The increase in gross margin was primarily due to lower gold prices, improved product mix, copper wire conversion and cost reduction efforts.

	2014	2012
Selling, general and administrative ("SG&A")	$133,701	$132,106

SG&A for 2014 increased approximately $2 million, or 1.2%, to $134 million, compared to $132 million for 2013, due primarily to increased selling expenses, partly offset by reduced retention bonus related to the BCD acquisition. SG&A, as a percentage of net sales, improved to 15.0% in 2014, from 16.0% in 2013.

	2014	2013
Research and development ("R&D")	$52,136	$48,302

R&D for 2014 increased approximately $4 million, or 8%, to $52 million, compared to $48 million for 2013, due primarily to an increase in employee related costs.  R&D, as a percentage of net sales, was 6% for both 2014 and 2013.

	2014	2013
Amortization of acquisition-related intangible assets	$7,914	$8,078

Amortization of acquisition-related intangibles was approximately $8 million for both 2014 and 2013, which was due primarily to the amortization expense on the acquired intangibles of BCD.

	2014	2013
Impairment of goodwill	$-	$5,318

Goodwill impairment for 2013 was approximately $5 million which was related to Eris.  There was no goodwill impairment for 2014.

	2014	2013
Restructuring	$-	$1,535

There were no restructuring related costs for 2014, compared to restructuring related costs of approximately $2 million for 2013 related to termination and severance costs of our U.K. development team and the closure of our New York sales office.

	2014	2013
Loss (gain) on sale of assets	$(983)	$216

We recorded a $1 million gain on sale of assets for 2014, due to the sale of a building in Taiwan.

	2014	2013
Interest income	$1,470	$1,274

Interest income for both 2014 and 2013 was approximately $1 million from interest earned on bank deposits and short-term investments.

	2014	2013
Interest expense	$4,332	$5,580

Interest expense for 2014 was approximately $4 million, compared to $5 million for 2013, due primarily to the repayment of $40 million on our revolving senior credit facility.

	2014	2013
Gain on securities carried at fair value	$1,364	$601

Gain on securities carried at fair value was approximately $1 million for both 2014 and 2013, due primarily to unrealized and realized gains on trading securities.

	2014	2013
Other income (expense)	$2,979	$9

Other income for 2014 was approximately $3 million, and included approximately $2 million in currency gains.  Other income for 2013 was negligible, compared to other expense of $1 million for 2012. Included in other income for 2013 were foreign currency gains and miscellaneous income.

	2014	2013
Income tax provision	$20,359	$14,481

We recognized income tax expense of approximately $20 million for 2014, resulting in an effective tax rate of approximately 24%, as compared to 38% for 2013. Income tax expense for 2013 includes approximately $5 million of additional tax expense related to a tax audit by the China tax authorities. The increase in tax expense from 2013 to 2014 is due primarily to the increase in pretax earnings during the same period.

	2014	2013
Net (income) loss attributable to noncontrolling interest	$(1,955)	$2,428

Net (income) loss attributable to noncontrolling interest primarily represents the minority investors’ share of the earnings of certain China subsidiaries and Eris. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements. The loss attributable to noncontrolling interest for 2013 was due primarily to the goodwill impairment attributable to Eris, of which 49% was recognized in noncontrolling interest.

	2014	2013
Net income attributable to common stockholders	$63,678	$26,532

Net income attributable to common stockholders increased 140% to approximately $64 million (or $1.35 basic earnings per share and $1.31 diluted earnings per share) for 2014, compared to $27 million (or $0.57 basic earnings per share and $0.56 diluted earnings per share) for 2013. The 140% increase in net income attributable to common stockholders for 2014 was due primarily to an 8% increase in net sales, a 230 basis point increase in gross margin, a 100 basis point improvement in total operating expenses as a percentage of net sales, and a 138 basis point reduction in our effective tax rate.

Year 2013 Compared to Year 2012

	2013	2012
Net sales	$826,846	$633,806

Net sales for 2013 increased approximately $193 million to $827 million from $634 million for 2012. The 31% increase in net sales represented an approximately 25% increase in units sold and a 5% increase in ASP. The net sales increase for 2013 was primarily attributable to our past design win momentum and new product initiatives, combined with the inclusion of ten months of BCD net sales.

	2013	2012
Cost of goods sold	$589,010	$472,220
Gross profit	$237,836	$161,586
Gross profit margin	28.8%	25.5%

Cost of goods sold increased approximately $117 million, or 25%, for 2013 to $589 million, compared to $472 million for 2012. As a percent of sales, cost of goods sold decreased from 74.5% for 2012 to 71.2% for 2013. Our average unit cost was relatively flat.

Gross profit for 2013 increased approximately 47% to $238 million from $162 million for 2012. Gross profit as a percentage of net sales was 28.8% for 2013, compared to 25.5% for 2012. The increase in gross margin was due primarily to lower gold prices, improved product mix, stable pricing, copper wire conversion and cost reduction efforts.

	2013	2012
Selling, general and administrative ("SG&A")	$132,106	$101,363

SG&A for 2013 increased approximately $31 million, or 30%, to $132 million, compared to $101 million for 2012. SG&A, as a percentage of net sales, was approximately 16% in 2013 and 2012. The dollar amount increase in SG&A included increases in wages, including BCD retention costs, freight and professional fees, which was due primarily to the acquisition of BCD.

	2013	2012
Research and development ("R&D")	$48,302	$33,761

R&D for 2013 increased approximately $15 million to $48 million, or 6% of net sales, compared to $34 million, or 5% of net sales, for 2012. The increase in R&D included increases in wages, including BCD retention costs related to the acquisition of BCD.

	2013	2012
Amortization of acquisition-related intangible assets	$8,078	$5,122

Amortization of acquisition-related intangibles was $8 million for 2013, compared to $5 million for 2012. The $3 million increase was primarily due to the amortization expense on the acquired intangibles as part of the acquisition of BCD.

	2013	2012
Impairment of goodwill	$5,318	$-

Impairment of goodwill was approximately $5 million for 2013. The carrying amount of a reporting unit’s (Eris Technology Corporation) goodwill exceeded its implied fair value, and therefore an impairment loss was recognized

	2013	2012
Restructuring	$1,535	$-

Restructuring expense was approximately $2 million for 2013.  In the second quarter of 2013, we initiated restructuring plans primarily relating to our U.K. development team and the closure of our New York sales office.  The amounts recorded primarily relate to termination and severance costs. All restructuring was completed in the third quarter of 2013.

	2013	2012
Loss (gain) on sale of assets	$216	$(3,556)

Gain on sale of assets was approximately $4 million for 2012, which was due primarily to the sale of an intangible asset located in Europe and a sale of a building located in Taiwan.

	2013	2012
Interest income	$1,274	$778

Interest income for both 2013 and 2012 was approximately $1 million, which was due primarily to interest earned on bank accounts.

	2013	2012
Interest expense	$5,580	$876

Interest expense for 2013 was approximately $6 million, compared to approximately $1 million for 2012. The $5 million increase is due primarily to the borrowing under the $300 million revolving senior credit facility in connection with acquiring BCD.

	2013	2012
Gain (loss) on securities carried at fair value	$601	$7,100

Gain on securities carried at fair value for 2013 was approximately $1 million compared to approximately $7 million for 2012. For 2013, the gain was from unrealized and realized gains in trading securities. For 2012, the gain resulted from a $4 million unrealized gain on the shares of common stock of BCD held as an investment and a $3 million realized gain on the shares of common stock of Eris prior to obtaining a controlling interest.

	2013	2012
Other income (expense)	$9	$(1,091)

Other income for 2013 was negligible, compared to other expense of approximately $1 million for 2012. Included in other income for 2013 were foreign currency gains and miscellaneous income. Included in other expense for 2012 were foreign currency losses, partially offset by miscellaneous income.

	2013	2012
Income tax provision	$14,481	$4,825

We recognized income tax expense of approximately $15 million for 2013, resulting in an effective tax rate of approximately 38%, as compared to 16% for 2012. Income tax expense for 2013 includes $5 million additional tax expense in regard to a tax audit by the China tax authorities. In addition, the mix of pretax earnings among foreign and domestic subsidiaries changed from 2012 to 2013, resulting in an increased effective tax rate.

	2013	2012
Net (income) loss attributable to noncontrolling interest	$2,428	$(1,830)

Net (income) loss attributable to noncontrolling interest primarily represents the minority investors’ share of the earnings of certain China subsidiaries and Eris. During 2012, we acquired approximately 51% of the outstanding common stock of Eris, and the income or loss attributable to the 49% noncontrolling interest is included in this account. The joint venture investments were eliminated in the consolidation of our financial statements, and the activities of our subsidiaries were included therein. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements. The loss attributable to noncontrolling interest for 2013 was impacted by the impairment of goodwill of approximately $5 million (attributable to Eris), of which 49% was recognized in noncontrolling interest.

	2013	2012
Net income attributable to common stockholders	$26,532	$24,152

Net income attributable to common stockholders increased approximately 10% to $27 million (or $0.57 basic earnings per share and $0.56 diluted earnings per share) for 2013, compared to $24 million (or $0.53 basic earnings per share and $0.51 diluted earnings per share) for 2012. Net income attributable to common stockholders for 2013 was impacted by impairment of goodwill, acquisition accounting expenses related to the acquisition of BCD and increased interest expense due to borrowings under our $300 million revolving senior credit facility.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. As of December 31, 2014, we have a U.S. credit agreement consisting of a $300 million revolving senior credit facility (the “Revolver”). The Revolver matures on January 8, 2018, and as of December 31, 2014, $139 million was outstanding. In addition, we have foreign credit facilities with borrowing capacity of approximately $92 million of which $1 million was outstanding and $3 million was used for import and export guarantees and bank acceptance notes as of December 31, 2014. Our primary liquidity requirements have been to meet our capital expenditure needs and to fund on-going operations. For 2014, 2013, and 2012, our working capital was $538 million, $493 million, and $378 million, respectively. Our working capital increased in 2014 due primarily to the increase in cash and cash equivalents, and a decrease in accounts payable. Our working capital increased in 2013 due primarily to the consolidation of BCD’s net assets as a result of the acquisition. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations for at least the next 12 months.

In 2014, 2013 and 2012, our capital expenditures were approximately $59 million, $44 million and $60 million, respectively, which includes approximately $18 million, $7 million and $14 million of capital expenditures related to the investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”) for 2014, 2013 and 2012, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the U.S. and office buildings. Capital expenditures in 2014 were approximately 7% of our net sales, which was lower than our previous historical 10% to 12% model.

In 2010, we announced an investment agreement with the Management Committee of the CDHT. Under this agreement, we formed a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”), to establish a semiconductor assembly and test facility in Chengdu, China. We currently own 95% of the joint venture. The CDHT granted the joint venture a 50 year land lease, provides temporary facilities for up to three years at a subsidized rent while the manufacturing facility is constructed and provides corporate and employee tax incentives, tax refunds, subsidies and other financial support. This is a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2014, we have invested $65 million, primarily for infrastructure, buildings and equipment related capital expenditures.

In March 2013 we completed the acquisition of BCD for an aggregate consideration of approximately $155 million, excluding acquisition costs, fees and expenses, plus a $5 million employee retention plan. The acquisition was funded by drawings on our bank credit facility. As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire product lines or companies in order to enhance our portfolio and accelerate our new offerings, which could have a material impact on liquidity and require us to draw down on our credit facilities or increase our borrowings and limits.

We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax.  Accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.  As of December 31, 2014, our foreign subsidiaries held approximately $243 million of cash, cash equivalents and investments of which approximately $202 million would be subject to a potential tax if repatriated to the U.S as dividends.

Restricted cash is pledged as collateral when we enter into agreements with banks for certain banking facilities. As of December 31, 2014, restricted cash of $2 million was pledged as collateral for issuance of bank acceptance notes and letters of credit.

As of December 31, 2014, we had short-term investments of approximately $12 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of interest income.

Discussion of Cash Flows

Cash and cash equivalents have increased from $157 million at December 31, 2012, to $192 million at December 31, 2013, and to $243 million at December 31, 2014. The increase from 2012 to 2013 was due primarily to cash acquired in connection with the acquisition of BCD. The increase during 2014 was due primarily to the increase in cash provided by operating activities and cash used in  connection with the acquisition of BCD in 2013, and was offset by the advance on the revolving note.

	Year Ended December 31,
	2014	2013	Change	2013	2012	Change
Net cash provided by operating activities	$134,272	$109,891	$24,381	$109,891	$64,221	$45,670
Net cash used by investing activities	(42,768)	(186,402)	143,634	(186,402)	(77,419)	(108,983)
Net cash provided by (used by) financing activities	(35,759)	112,361	(148,120)	112,361	38,542	73,819
Effect of exchange rates on cash and cash equivalents	(9,380)	3,664	(13,044)	3,664	2,267	1,397
Net increase (decrease) in cash and cash equivalents	$46,365	$39,514	$6,851	$39,514	$27,611	$11,903

Operating Activities

Net cash provided by operating activities for 2014 was approximately $134 million, due primarily to $66 million of net income, $77 million of depreciation and amortization and $14 million from non-cash share-based compensation, partially offset by decreases in prepaids and accounts payable. Net cash provided by operating activities was $110 million for 2013, due primarily to $24 million of net income, $74 million of depreciation and amortization, $14 million from non-cash, share-based compensation, and a $15 million reduction in inventories, partially offset by increases in accounts receivable and decreases in accounts payable.  Net cash provided by operating activities was $64 million for 2012, due primarily to $26 million in net income, $64 million in depreciation and amortization, and $14 million in non-cash, share-based compensation, partially offset by increases in accounts receivable and inventories and a decrease in accounts payable.

Net cash provided by operating activities increased by approximately $24 million from 2013 to 2014. This increase resulted primarily from an increase in net income, non-cash related items such as depreciation, amortization, and changes in operating assets and liabilities.

Net cash provided by operating activities increased by approximately $46 million from 2012 to 2013. This increase resulted primarily from an increase in non-cash related items such as depreciation, amortization, impairment of goodwill, and changes in operating assets and liabilities.

Investing Activities

Net cash used by investing activities for 2014 was approximately $43 million, due primarily to $58 million in capital expenditures, and $2 million in equity investment, partially offset by a $14 million decrease in short-term investments and restricted cash.

Net cash used by investing activities for 2013 was approximately $186 million, due primarily to $125 million used for acquisitions, net of cash acquired, $47 million in capital expenditures and $23 million used for purchases of short-term investments, partially offset by other investing items.

Net cash used by investing activities for 2012 was approximately $77 million, due primarily to $20 million used for acquisitions, net of cash acquired and $58 million in capital expenditures.

Financing Activities

Net cash used by financing activities for 2014 was approximately $36 million, due primarily to a $47 million reduction of debt, partially offset by $6 million in proceeds from the stock options exercised.

Net cash provided by financing activities for 2013 was approximately $112 million, due primarily to a $181 million draw down on our Revolver, partially offset by $62 million of debt repayments.

Net cash provided by financing activities for 2012 was approximately $39 million, due primarily to a $40 million draw down on our previous term loan.

Debt instruments

In January 2013, we and Diodes International B.V. (the “BV Entity”) (collectively with us, the “Borrowers”) and certain subsidiaries of ours as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with Bank of America (“BoA”) and other participating lenders (collectively, the “Lenders”).

The Credit Agreement provides for a five-year, $300 million Revolver, which includes $10 million swing line sublimit, a $10 million letter of credit sublimit, and $20 million alternative currency sublimit. The Borrowers may from time to time request increases in the aggregate commitment under the Credit Agreement of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new Lenders, and subject to at least half of each increase in aggregate commitment being in the form of term loans (“Incremental Term Loans”), with the remaining amount of each being an increase the amount of the Revolver. Incremental Term Loans will be based on pricing and amortization terms to be agreed upon.

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

Under the Revolver, the Borrowers may borrow through Base Rate Loans (as defined) in United States Dollars (“USD”) or through Eurocurrency Rate Loans (as defined) in USD, Euros, British Pounds Sterling or another currencies approved by the Lenders subject, as to all currencies other than USD, to the Alternative Currency sublimit. Base Rate Loans bear interest at a fluctuating rate per annum equal to the sum of (a) the highest of (i) the Federal Funds Rate plus one-half of 1.00%, (ii) the rate of interest in effect for such day as publicly announced from time to time by BoA as its “prime rate,” and (iii) the Eurocurrency Rate plus 1.00%, plus (b) an amount between 0.50% per annum and 1.25% per annum, based upon the Borrowers’ and their subsidiaries’ Consolidated Leverage

Ratio. Eurocurrency Rate Loans bear interest at LIBOR plus an amount between 1.50% and 2.25% per annum, based upon the Borrowers’ and their subsidiaries’ Consolidated Leverage Ratio.

The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends).  As of December 31, 2014, our outstanding balance was $139 million and we were in compliance with the bank covenants.

As of December 31, 2014, our U.S., Asia and Europe subsidiaries had unused and available credit lines of up to an aggregate of approximately $89 million, with several financial institutions. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand, except for two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2014, there was $1 million outstanding on these credit lines, and the interest rates ranged from 1.75% to 3.73%. See Note 7 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

Contractual Obligations

The following table represents our contractual obligations as of December 31, 2014 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$141,075	$287	$590	$139,614	$584
Interest on long-term debt [1]	10,880	2,692	5,384	2,733	71
Capital leases	399	195	204	-	-
Operating leases	27,426	8,138	13,815	5,472	-
Defined benefit obligations	12,521	2,433	4,865	5,224	-
Purchase obligations	34,927	34,927	-	-	-
Total obligations	$227,228	$48,672	$24,859	$153,043	$655
(1)	Interest on long-term debt assumes there is no change in the $139 million revolver outstanding as of December 31, 2014, which expires January 2018.

Tax liabilities are not included in the above contractual obligations as we cannot make reasonable estimates of the amount and period in which those tax liabilities would be paid. See “Accounting for income taxes” below and Note 11 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. On an on-going basis, we evaluate our estimates, which are based upon historical experiences, market trends and financial forecasts and projections, and upon various other assumptions that management believes to be reasonable under the circumstances at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

We believe the following critical accounting policies and estimates affect the significant estimates and judgments we use in the preparation of our consolidated financial statements, and may involve a higher degree of judgment and complexity than others.

Revenue recognition

Net sales (revenue) are recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when product is shipped to the customer or when product is delivered to the customer. Generally, we recognize net sales upon shipment to manufacturers (direct ship) as well as upon sales to distributors using the “sell in” model, which is when product is shipped to the distributors (point of purchase).

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

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. A valuation allowance is provided against deferred tax assets unless it is more likely than not that such deferred tax assets will be realized. This analysis requires considerable judgment and is subject to change to reflect future events and changes in the tax laws.

The benefit of a tax position is recognized only if it is more likely than not that the tax position would be sustained based on its technical merits in a tax examination, using the presumption the tax authority has full knowledge of all relevant facts regarding the position. The amount of benefit recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on ultimate settlement with the tax authority. For tax positions not meeting the more likely than not test, no tax benefit is recorded.

Goodwill and other indefinite lived intangible assets

Goodwill is tested for impairment on an annual basis, on October 1, and between annual tests if indicators of potential impairment exist. We use the simplified goodwill impairment test, which allows us to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. We are required to perform step one and calculate the fair value of our reporting units only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying value (that is, a likelihood of more than 50%). The qualitative analysis, which is referred to as step zero is performed, and we consider all relevant factors specific to our reporting units. Some factors considered in step zero are macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit and other relevant entity-specific events. If any reporting unit fails step zero, its goodwill and other indefinite lived intangible assets will be tested using the two-step process. The first step requires a comparison of the fair value of the reporting unit to the respective carrying value. If the reporting unit fails step one, meaning that its carrying value exceeds its fair value, then the second step must be performed. The second step computes the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss will be recognized.

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

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates, primarily in Asia and Europe. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have a material adverse impact upon our financial results. Certain of our assets, including certain bank accounts and accounts receivable, and liabilities exist in non–U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar, the Euro, and the British Pound Sterling and, to a lesser extent, the Japanese Yen and the Hong Kong dollar. In the future, we may enter into hedging arrangements designed to mitigate foreign currency fluctuations. See “Risk Factors – We are subject to foreign currency risk as a result of our international operations.” in Part I, Item 1A of this Annual Report for additional information.

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

As of December 31, 2014, the plan was underfunded and a liability of approximately $37 million was reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $36 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of less than $1 million. The weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2014 was 3.7%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce/increase annual benefit cost by less than $1 million. A 0.2% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would increase/(decrease) the year–end projected benefit obligation by approximately $6 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net period benefit cost by approximately $1 million. The asset value of the defined benefit plan has been volatile in recent years due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors - Due to the recent fluctuations in the United Kingdom’s equity markets and bond markets, changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our results of operations and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Interest Rate Risk

We have credit facilities with financial institutions in the U.S., Asia and Europe as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As a matter of policy, we do not enter into derivative transactions for speculative purposes. As of December 31, 2014, our outstanding principal debt included $139 million outstanding under our revolving senior credit facility, $1 million outstanding under foreign lines of credit and $3 million used for import and export guarantees and bank acceptance notes. Based on an increase or decrease in interest rates by 1.0% for the year on our credit facilities, our annual interest rate expense would increase or decrease by approximately $1 million.

Political Risk

We have a significant portion of our assets in mainland China, Taiwan and the U.K. The possibility of political conflict between any of these countries or with the U.S. could have a material adverse impact upon our ability to transact business through these important business channels and to generate profits. See “Risk Factors” – Risks Related to our International Operations” in Part I, Item 1A of this Annual Report for additional information.

Inflation Risk

Inflation did not have a material effect on net sales or net income in fiscal year 2014. A significant increase in inflation could affect future performance.

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

See Part IV, Item 15 “Exhibits and Financial Statement Schedules” for our Consolidated Financial Statements and the notes and schedules thereto filed as part of this Annual Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and the Chief Financial Officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of ours are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

The information concerning the our directors, executive officers and corporate governance is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 within 120 days after our fiscal year end of December 31, 2014, for its annual stockholders’ meeting for 2015 (the “Proxy Statement”).

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

The information concerning our principal accountant’s fees and services is incorporated herein by reference from the section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm” contained in the Proxy Statement.

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

(c)	Financial Statements of Unconsolidated Subsidiaries and Affiliates

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Diodes Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014.  We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Diodes Incorporated and Subsidiaries, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams, LLP

Los Angeles, California

March 2, 2015

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)
December 31,	2014	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$243,000	$196,635
Short-term investments	11,726	22,922
Accounts receivable, net	188,248	192,267
Inventories	182,026	180,396
Deferred income taxes, current	11,295	10,513
Prepaid expenses and other	50,510	47,352
Total current assets	686,805	650,085

PROPERTY, PLANT AND EQUIPMENT, net	309,931	322,013

DEFERRED INCOME TAXES, non-current	32,550	28,237

OTHER ASSETS
Goodwill	81,229	84,714
Intangible assets, net	45,028	53,571
Other	23,614	23,638
Total assets	$1,179,157	$1,162,258

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Amounts in thousands, except share data)
December 31,	2014	2013

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Lines of credit and short-term debt	$1,064	$5,814
Accounts payable	79,390	89,212
Accrued liabilities	60,436	60,684
Income tax payable	8,381	1,206
Total current liabilities	149,271	156,916

LONG-TERM DEBT, net of current portion	140,787	182,799
OTHER LONG-TERM LIABILITIES	78,932	78,866
Total liabilities	368,990	418,581

COMMITMENTS AND CONTINGENCIES (see Note 16)

EQUITY
Diodes Incorporated stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 47,591,092 and 46,680,973 issued and outstanding at December 31, 2014 and 2013, respectively	31,729	31,120
Additional paid-in capital	314,942	289,668
Retained earnings	490,006	426,328
Accumulated other comprehensive loss	(68,402)	(44,374)
Total Diodes Incorporated stockholders' equity	768,275	702,742
Noncontrolling interest	41,892	40,935
Total equity	810,167	743,677
Total liabilities and equity	$1,179,157	$1,162,258

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)
Years ended December 31,	2014	2013	2012

NET SALES	$890,651	$826,846	$633,806

COST OF GOODS SOLD	613,372	589,010	472,220

Gross profit	277,279	237,836	161,586

OPERATING EXPENSES
Selling, general and administrative	133,701	132,106	101,363
Research and development	52,136	48,302	33,761
Amortization of acquisition related intangible assets	7,914	8,078	5,122
Impairment of goodwill	-	5,318	-
Restructuring	-	1,535	-
Loss (gain) on sale of assets	(983)	216	(3,556)
Total operating expenses	192,768	195,555	136,690

Income from operations	84,511	42,281	24,896

OTHER INCOME (EXPENSES)
Interest income	1,470	1,274	778
Interest expense	(4,332)	(5,580)	(876)
Gain on securities carried at fair value	1,364	601	7,100
Other	2,979	9	(1,091)
Total other income (expenses)	1,481	(3,696)	5,911

Income before income taxes and noncontrolling interest	85,992	38,585	30,807

INCOME TAX PROVISION	20,359	14,481	4,825

NET INCOME	65,633	24,104	25,982

Less: NET (INCOME) LOSS attributable to noncontrolling interest	(1,955)	2,428	(1,830)

NET INCOME attributable to common stockholders	$63,678	$26,532	$24,152

EARNINGS PER SHARE attributable to common stockholders
Basic	$1.35	$0.57	$0.53
Diluted	$1.31	$0.56	$0.51

Number of shares used in computation
Basic	47,184	46,363	45,780
Diluted	48,594	47,658	46,899
The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended December 31,
	2014	2013	2012
Net income	$65,633	$24,104	$25,982
Foreign currency translation adjustment	(16,473)	6,453	7,317
Unrealized loss on defined benefit plan, net of tax	(7,555)	(16,971)	(5,411)
Comprehensive income	41,605	13,586	27,888
Less: Comprehensive (income) loss attributable to noncontrolling interest	(1,955)	2,428	(1,830)
Total comprehensive income attributable to common stockholders	$39,650	$16,014	$26,058

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands)
Years ended December 31, 2012, 2013 and 2014
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total Diodes Incorporated Stockholders' equity	Noncontrolling interest	Total equity
	Shares	Amount
BALANCE, December 31, 2011	45,432	$30,423	$263,455	$375,644	$(35,762)	$633,760	$14,955	$648,715

Total comprehensive income	-	-	-	24,152	1,906	26,058	1,830	27,888
Acquisition of noncontrolling interest	-	-	-	-	-	-	26,470	26,470
Common stock issued for share-based plans	579	251	1,074	-	-	1,325	-	1,325
Excess tax benefit from share-based compensation	-	-	1,644	-	-	1,644	-	1,644
Share-based compensation	-	-	14,398	-	-	14,398	-	14,398
BALANCE, December 31, 2012	46,011	$30,674	$280,571	$399,796	$(33,856)	$677,185	$43,255	$720,440

Total comprehensive income	-	-	-	26,532	(10,518)	16,014	(2,428)	13,586
Acquisition of noncontrolling interest	-	-	-	-	-	-	108	108
Common stock issued for share-based plans	670	446	2,189	-	-	2,635	-	2,635
Excess tax benefit from share-based compensation	-	-	(6,643)	-	-	(6,643)	-	(6,643)
Share-based compensation	-		13,551	-	-	13,551	-	13,551
BALANCE, December 31, 2013	46,681	$31,120	$289,668	$426,328	$(44,374)	$702,742	$40,935	$743,677

Total comprehensive income	-	-	-	63,678	(24,028)	39,650	1,955	41,605
Acquisition of noncontrolling interest	-	-	-	-	-	-	338	338
Dividend to noncontrolling interest	-	-	-	-	-	-	(1,336)	(1,336)
Common stock issued for share-based plans	910	609	5,152	-	-	5,761	-	5,761
Excess tax benefit from share-based compensation	-	-	6,018	-	-	6,018	-	6,018
Share-based compensation	-		14,104	-	-	14,104	-	14,104
BALANCE, December 31, 2014	47,591	$31,729	$314,942	$490,006	$(68,402)	$768,275	$41,892	$810,167

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
Years ended December 31,	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,633	$24,104	$25,982
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	68,857	65,529	59,063
Amortization of intangibles	7,914	8,078	5,130
Impairment of goodwill	-	5,318	-
Amortization of debt issuance costs	531	531	-
Share-based compensation	14,104	13,551	14,398
Excess tax benefit from share-based compensation	(6,018)	6,643	(1,644)
Loss (gain) on disposal of property, plant and equipment	(963)	270	(3,554)
Gain on securities carried at fair value	(1,364)	(601)	(7,100)
Deferred income taxes	(3,611)	(1,959)	(13,051)
Other	3,624	2,538	(334)
Changes in operating assets:
Accounts receivable	1,810	(18,241)	(6,360)
Inventories	(2,750)	14,860	(5,492)
Prepaid expenses and other current assets	(10,537)	(3,803)	3,162
Changes in operating liabilities:
Accounts payable	(9,512)	(8,594)	(7,440)
Accrued liabilities	2,187	171	2,257
Other liabilities	(3,584)	1,957	(4,179)
Income taxes payable	7,951	(461)	3,378
Net cash provided by operating activities	134,272	109,891	64,216

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	-	(124,916)	(20,048)
Decrease in restricted cash	2,872	6,886	-
Purchases of short-term investments	(18,839)	(22,922)	-
Sales of short-term investments	29,583	-	-
Purchases of equity securities	(1,842)	(5,393)	(3,413)
Proceeds from sale of equity securities	1,660	7,458	-
Purchases of property, plant and equipment	(57,766)	(47,054)	(58,166)
Proceeds from sales of property, plant and equipment	1,480	59	1,969
Proceeds from sales of intangibles	-	-	2,122
Other	84	(520)	117
Net cash used in investing activities	(42,768)	(186,402)	(77,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance on lines of credit and short term debt	6,778	15,101	3,659
Repayments on lines of credit and short-term debt	(11,400)	(34,573)	(9,556)
Net proceeds from the issuance of common stock	5,761	2,635	1,318
Excess tax benefit from share-based compensation	6,018	(6,643)	1,644
Proceeds from long-term debt	-	181,000	71,720
Repayments of long-term debt	(42,677)	(42,145)	(30,445)
Repayments of capital lease obligations	(246)	(627)	(295)
Other	7	(2,387)	502
Net cash provided by (used in) financing activities	(35,759)	112,361	38,547

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(9,380)	3,664	2,267
INCREASE IN CASH AND CASH EQUIVALENTS	46,365	39,514	27,611
CASH AND CASH EQUIVALENTS, beginning of year	196,635	157,121	129,510
CASH AND CASH EQUIVALENTS, end of year	$243,000	$196,635	$157,121

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31,	2014	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$3,276	$4,373	$914
Income taxes	$14,059	$10,396	$17,086

Non-cash activities:
Property, plant and equipment purchased on accounts payable	$(1,167)	$2,714	$(1,957)
Dividend accrued for noncontrolling interest	$(1,336)	$-	$-

Acquisition:
Fair value of assets acquired	$-	$247,012	$76,438
Liabilities assumed	-	(92,277)	(13,924)
Cash acquired	-	(29,819)	6,108
Net assets acquired	$-	$124,916	$68,622

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 1 – SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – Diodes Incorporated and its subsidiaries (collectively, the “Company” or “we” or “our”) is a leading global designer, manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets. Our primary focus is on low pin count semiconductor devices with one or more active and/or passive components. Our products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, single gate, dual gate and standard logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices including LED drivers, AC-DC and DC-DC switching, linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors and motor controllers. Our products are sold primarily throughout Asia, North America and Europe.

Principles of consolidation – The consolidated financial statements include the accounts of Diodes Incorporated, its wholly-owned subsidiaries and its controlled majority-owned subsidiaries. We account for equity investments in companies over which we have the ability to exercise significant influence, but do not hold a controlling interest, under the equity method, and we record our proportionate share of income or losses in interest and other, net in the consolidated statements of income. All significant intercompany balances and transactions have been eliminated.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires that management make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may be material to the consolidated financial statements and accompanying notes.

Revenue recognition – Net sales (revenue) are recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyers, which is generally when product is shipped to the customers. Generally, we recognize net sales upon shipment to manufacturers (direct ship) as well as upon sales to distributors using the “sell in” model, which is when product is shipped to the distributors (point of purchase).

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

We record allowances/reserves for the following items: (i) ship and debit, which arise when we, from time to time based on market conditions, issue credit to certain distributors upon their shipments to their end customers; (ii) stock rotation, which are contractual obligations that permit certain distributors, up to four times a year, to return a portion of their inventory based on historical shipments to them in exchange for an equal and offsetting order; and (iii) price protection, which arise when market conditions cause average selling prices to decrease and we issue credit to certain distributors on their inventory.

Ship and debit reserves are recorded as a reduction to net sales with a corresponding reduction to accounts receivable. Stock rotation reserves are recorded as a reduction to net sales with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. Price protection reserves are recorded as a reduction to net sales with a corresponding increase in accrued liabilities. Net sales are reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $86 million, $68 million and $48 million in 2014, 2013 and 2012, respectively.

Product warranty – We generally warrant our products for a period of one year from the date of sale. Historically, warranty expense has not been material.

Cash, cash equivalents, and short-term investments – We consider all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. We currently maintain substantially all of our day-to-day operating cash balances with major financial institutions. We hold short-term investments consisting of time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, we can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of interest income. The short-term investments are valued under the fair value hierarchy using Level 2 Inputs.

56

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Allowance for doubtful accounts – We evaluate the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations, we record an allowance to reduce the receivable to the amount we reasonably believe will be collected from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of valuation allowance, which were approximately $2 million in 2014, 2013 and 2012.

Inventories – Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Any write-down of inventory to the lower of cost or market at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. On an on-going basis, we evaluate inventory for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to our manufacturing facilities. If our review indicates a reduction in utility below carrying value, we reduce inventory to a new cost basis. If future demand or market conditions are different than our current estimates, an inventory adjustment to write down inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.

Property, plant and equipment – Purchased property, plant and equipment is recorded at historical cost, and acquired property, plant and equipment is recorded at fair value on the date of acquisition. Property, plant and equipment is depreciated using straight-line methods over the estimated useful lives, which range from 20 to 55 years for buildings and 3 to 10 years for machinery and equipment. The estimated lives of leasehold improvements range from 3 to 5 years, and are amortized over the shorter of the remaining lease term or their estimated useful lives.

Goodwill and other indefinite lived intangible assets – Goodwill is tested for impairment on an annual basis, on October 1, and between annual tests if indicators of potential impairment exist. We use the simplified goodwill impairment test, which allows us to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. We are required to perform step one and calculate the fair value of our reporting units only if we conclude that it is more likely than not (that is, a likelihood of more than 50%) that a reporting unit’s fair value is less than its carrying value. The qualitative analysis, which is referred to as step zero, was performed and we considered all relevant factors specific to our reporting units. Some factors considered in step zero were macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit and other relevant entity-specific events.

For 2014, our step zero conclusion was that goodwill is more likely than not to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business) for all reporting units.

For 2013, our step zero conclusion was that goodwill is more likely than not to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business) for all reporting units except for one. The reporting unit for Eris Technology Corporation failed the step zero test. Therefore, its goodwill and other indefinite lived intangible assets were tested using the two-step process. The first step required comparison of the fair value of the reporting unit to the respective carrying value. The reporting unit failed step one as the fair value of the reporting unit was less than the carrying value. The second step was then performed to compute the amount of impairment, if any. In the second step, the impairment was computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. In this case, the carrying amount of the reporting unit’s goodwill exceeded its implied fair value, and therefore an impairment loss was recognized for the excess in the amount of $5 million. In addition, all the other indefinite lived assets, such as trade name for Eris were not impaired.

Impairment of long-lived assets – Our long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We consider assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2014, we expect the remaining carrying value of assets to be recoverable. No impairment of long-lived assets has been identified during any of the periods presented. The weighted average amortization period for amortizable intangible assets is approximately 8 years.

Business combinations – We recognize all the assets acquired and liabilities assumed in the transaction and establish the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Certain accounting provisions prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition-related restructuring costs from acquisition accounting.

Income taxes – Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. If it is more likely than not that some portion of deferred tax assets will not be realized, a valuation allowance is recorded.

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

Research and development costs – Internally-developed research and development costs are expensed as incurred. Acquired in-process research and development (“IPR&D”) is capitalized as an indefinite-lived intangible asset and evaluated periodically for impairment. When the project is completed, an expected life is determined and the IPR&D is amortized as an expense over the expected life.

Shipping and handling costs – Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were approximately $11 million, $10 million and $6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Concentration of credit risk – Financial instruments, which potentially subject us to concentrations of credit risk, include trade accounts receivable. Credit risk is limited by the dispersion of our customers over various geographic areas, operating primarily in electronics manufacturing and distribution. We perform on-going credit evaluations of our customers, and generally require no collateral. Historically, credit losses have not been significant.

We currently maintain substantially all of our day-to-day cash balances and short-term investments with major financial institutions. Cash balances are usually in excess of Federal and/or foreign deposit insurance limits.

Valuation of financial instruments – The carrying value of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, credit line, and long-term debt approximate fair value due to their current market conditions, maturity dates and other factors.

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

For the three years ended December 31, 2014, 2013 and 2012, options and share grants outstanding totaling approximately 2 million shares have been excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

	Year Ended December 31,
	2014	2013	2012
Basic
Weighted average number of common shares outstanding used in computing basic earnings per share	47,184	46,363	45,780
Net income attributable to common stockholders	$63,678	$26,532	$24,152
Basic earnings per share attributable to common stockholders	$1.35	$0.57	$0.53

Diluted
Weighted average number of common shares outstanding used in computing basic earnings per share	47,184	46,363	45,780
Add: Assumed exercise of stock options and stock awards	1,410	1,295	1,119
Weighted average number of common shares outstanding used in computing diluted earnings per share	48,594	47,658	46,899
Net income attributable to common stockholders	$63,678	$26,532	$24,152
Diluted earnings per share attributable to common stockholders	$1.31	$0.56	$0.51

Share-based compensation – We use the Black-Scholes-Merton model to determine the fair value of stock options on the date of grant and recognize compensation expense for stock options on a straight-line basis. Restricted stock grants are measured based on the fair market value of the underlying stock on the date of grant and compensation expense is recognized on a straight-line basis over the requisite four-year service period.

The amount of compensation expense recognized using the Black-Scholes-Merton model requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. The fair value calculated by this model is a function of several factors, including the grant price, the expected future volatility, the expected term of the option and the risk-free interest rate of the option. The expected term and expected future volatility of the options require judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock options expected to vest. We estimate the forfeiture rate based on historical experience, and to the extent our actual forfeiture rate is different from our estimate, share-based compensation expense is adjusted accordingly.

Functional currencies and foreign currency translation – We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates on the balance sheet date. Net sales and expense for these subsidiaries are translated at the weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets. Included in other income are foreign exchange losses of $2 million, $1 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Defined benefit plan – We maintain pension plans covering certain of our employees in the U.K. The overfunded or underfunded status of pension and postretirement benefit plans are recognized on the balance sheet. Actuarial gains and losses, and prior service costs or credits, are recognized in other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. For financial reporting purposes, the net pension and supplemental retirement benefit obligations and the related periodic pension costs are calculated based upon, among other things, assumptions of the discount rate for plan obligations, estimated return on pension plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses. The expected long-term return on plan assets was determined based on historical and expected future returns of the various asset classes. The plan’s investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve its expected long-term return and is currently invested in a variety of funds representing most standard equity and debt security classes. Trustees of the plan may make changes at any time.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Investment in joint ventures – Investment in joint ventures over which we have the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss) of the joint venture. These investments are evaluated for impairment, in which an impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be “other than temporary.” In judging “other than temporary,” we consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and our longer-term intent of retaining the investment in the investee.

Noncontrolling interest - Noncontrolling interest (previously referred to as minority interest) primarily relates to the minority investors’ share of the earnings of certain China and Taiwan subsidiaries. Noncontrolling interests are a separate component of equity and not a liability.   Increases or decreases in noncontrolling interest, due to changes in our ownership interest of the subsidiaries that leave control intact, are recorded as equity transactions. The noncontrolling interest in our subsidiaries and their equity balances are reported separately in the consolidated financial statements, and activities of these subsidiaries are included therein.

Contingencies – From time to time, we may be involved in a variety of legal matters that arise in the normal course of business. Based on information available, we evaluate the likelihood of potential outcomes. We record the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, we do not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.

Comprehensive income (loss) – GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of accumulated other comprehensive income or loss include foreign currency translation adjustments and unrealized gain or loss on defined benefit plan. Accumulated other comprehensive loss was approximately $(68) million, $(44) million and $(34) million at December 31, 2014, 2013 and 2012, respectively.

There is no income tax expense or benefit associated with each component of comprehensive income. As of December 31, 2014, the accumulated balance for each component of comprehensive income is as follows:

	2014	2013
Translation adjustment	$(32,683)	$(16,210)
Unrealized loss on defined benefit plan	$(35,719)	$(28,164)

Reclassifications – Certain immaterial amounts from prior periods have been reclassified to conform to the current years’ presentation such as schedules included in the notes to consolidated financial statements.

Recently issued accounting pronouncements – In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08,  Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity . Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations, which could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. ASU 2014-08 also expands the disclosure requirements for disposals of operations to include more information about assets, liabilities, income and expenses and requires entities to disclose information about disposals of individually significant components. ASU 2014-08 is effective in the first quarter of 2015, with early adoption permitted and could impact our consolidated financial results in the event of a transaction as described above.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective in the first quarter of 2017, with early adoption not permitted and requires either a retrospective or a modified retrospective approach to adoption.  We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

In November 2014, FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This ASU is effective as of November 18, 2014. We will evaluate this standard in the event of a future business combination.

NOTE 2 – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

We use valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. These two types of inputs create a three-tier fair value hierarchy that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates, volatilities, prepayment speeds, loss severities, credit risks and default rates) or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs - Significant unobservable inputs that reflect an entity’s own assumptions that market participants would use in pricing the assets or liabilities.

As of December 31, 2014, we had investments in trading securities and short-term investments. Trading securities were purchased on the open market and unrealized gains and losses are included in other income (expense). The trading securities are valued under the fair value hierarchy using Level 1 Inputs. Short-term investments of $12 million consist of investments such as time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, we can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of earned and future interest income. The short-term investments are valued under the fair value hierarchy using Level 2 Inputs.

Financial assets and liabilities carried at fair value as of December 31, 2014 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Trading securities	$7,180	$7,180	$-	$-	$1,364
Short-term investments	11,726	-	11,726	-	-

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Financial assets and liabilities carried at fair value as of December 31, 2013 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Trading securities	$5,634	$5,634	$-	$-	$235
Short-term investments	22,922	-	22,922	-	-

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). We believe our long-term debt under our revolving credit facility approximates fair value and is valued under the fair value hierarchy using Level 2 Inputs. Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2014 and 2013. Certain non-financial assets and non-financial liabilities that are measured at fair value on a recurring and non-recurring basis include goodwill, other intangible assets and other non-financial long-lived assets.

NOTE 3 – INVENTORIES

Inventories, stated at the lower of cost or market value, at December 31 were:

	2014	2013
Finished goods	$66,045	$67,487
Work-in-progress	42,417	43,031
Raw materials	73,564	69,878
	$182,026	$180,396

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 were:

	2014	2013

Buildings and leasehold improvements	$124,920	$107,342
Machinery and equipment	577,402	549,971
	702,322	657,313

Less: Accumulated depreciation and amortization	(437,792)	(386,455)
	264,530	270,858

Construction in-progress	26,202	34,922
Land	19,199	16,233
	$309,931	$322,013

Depreciation and amortization of property, plant and equipment was $69 million, $66 million and $59 million for the years ended December 31, 2014, 2013 and 2012, respectively.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets subject to amortization at December 31 were as follows:

December 31, 2014
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net

Amortized intangible assets:

Patents	5-15 years	$11,815	$(7,014)	$(249)	$4,552

Software license	3 years	1,212	(1,149)	(63)	-

Developed product technology	2-10 years	53,509	(25,799)	(5,808)	21,902

Customer relationships	12 years	20,393	(6,202)	(1,351)	12,839

Total amortized intangible assets:		$86,928	$(40,164)	$(7,471)	$39,293

Intangible assets with indefinite lives:

Trademarks and trade names	Indefinite	$6,403	$-	$(668)	$5,735

Total Intangible assets with indefinite lives:		$6,403	$-	$(668)	$5,735

Total intangible assets:		$93,331	$(40,164)	$(8,139)	$45,028

December 31, 2013
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange and Other	Net

Amortized intangible assets:

Patents	5-15 years	$11,812	$(6,274)	$(228)	$5,310

Software license	3 years	1,212	(1,149)	(63)	-

Developed product technology	2-10 years	53,508	(20,654)	(5,516)	27,338

Customer relationships	12 years	20,393	(4,168)	(1,193)	15,032

Total amortized intangible assets:		$86,925	$(32,245)	$(7,000)	$47,680

Intangible assets with indefinite lives:

Trademarks and trade names	Indefinite	$6,403	$-	$(512)	$5,891

Total Intangible assets with indefinite lives:		$6,403	$-	$(512)	$5,891

Total intangible assets:		$93,328	$(32,245)	$(7,512)	$53,571

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Amortization expense related to intangible assets subject to amortization was $8 million, $8 million and $5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Amortization of intangible assets through 2019 is as follows:

Years
2015	$7,429
2016	7,010
2017	6,356
2018	5,338
2019	4,764

NOTE 6 – GOODWILL

Changes in goodwill for the years ended December 31 were as follows:

Balance at December 31, 2012	$87,359
Acquisitions	2,518
Impairment	(5,318)
Currency exchange	155
Balance at December 31, 2013	$84,714
Currency exchange and other	(3,485)
Balance at December 31, 2014	$81,229

NOTE 7 – BANK CREDIT AGREEMENTS AND OTHER SHORT-TERM AND LONG-TERM DEBT

Lines of Credit – We maintain lines of credit with several financial institutions through our entities worldwide totaling $92 million. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand.

Revolving Senior Credit Facility—On January 8, 2013, we and Diodes International B.V. (the “Foreign Borrower” and collectively with us, the “Borrowers”) and certain subsidiaries of ours as guarantors, entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”) and other participating lenders (collectively, the “Lenders”).

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

The Foreign Borrower’s obligations under the Credit Agreement are guaranteed by us. Each Borrower’s obligations under the Credit Agreement are guaranteed by certain of that Borrower’s subsidiaries. The Borrower’s obligations under the Credit Agreement are secured by substantially all assets of the Borrowers and certain of their subsidiaries.

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

The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restrictive payments (including dividends). As of December 31, 2014, we were in compliance with the bank covenants.

In connection with the acquisition of BCD, we drew down on the Revolver to fund the acquisition and pay for costs associated with the acquisition. We have been paying down the balance on the Revolver, and as of December 31, 2014, the outstanding balance of the Revolver is $139  million.

The unused and available credit under the various facilities as of December 31, 2014, was approximately $89 million (net of approximately $3 million credit used for import and export guarantee), as follows:

2014		Outstanding at December 31,
Lines of Credit	Terms	2014	2013
$92,440	Unsecured, interest at LIBOR plus margin, due quarterly	$1,064	$5,814

Long-term debt – The balances as of December 31, consist of the following:

	2014	2013
Notes payable to Taiwan bank, principal amount of TWD 158 million, variable interest (approximately 2.0% and 2.1% as of December 31, 2014 and 2013, respectively), of which TWD 132 million matures on July 6, 2021, and TWD 26 million matured July 6, 2013, secured by land and building.	2,074	2,500
Notes payable to Taiwan banks, variable interest between 1.8% and 2.5% as of December 31, 2013, maturity dates range from 2013 to 2023, secured by land, building and equipment.	-	2,426
Revolver	139,000	179,000
Total long-term debt	141,074	183,926
Less: Current portion	(287)	(1,127)
Long-term debt, net of current portion	$140,787	$182,799

The annual contractual maturities of long-term debt at December 31, 2014 are as follows:

2015	287
2016	292
2017	298
2018	304
2019	139,310
Thereafter	583
Total long-term debt	$141,074

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 8 – CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease agreements are summarized as follows:

For years ending December 31,

2015	$195
2016	185
2017	19
2018	-
Thereafter	-
399
Less: Interest	(15)
Present value of minimum lease payments	384

Less: Current portion	(185)
Long-term portion	$199

At December 31, 2014, property under capital leases had a cost of approximately $3 million, and the related accumulated depreciation was approximately $2 million. Depreciation of assets held under capital lease is included in depreciation expense.

NOTE 9 – ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities and other current liabilities at December 31 were:

	2014	2013

Accrued expenses	$27,384	$23,159
Compensation and payroll taxes	19,423	22,414
Equipment purchases	8,563	7,395
Accrued pricing adjustments	2,328	2,891
Accrued professional services	1,978	2,215
Other	760	2,610
	$60,436	$60,684

Other long-term liabilities at December 31 were:

	2014	2013

Accrued defined benefit plan	$37,618	$32,749
Unrecognized tax benefits	15,425	20,710
Income tax contingencies	10,210	9,829
Deferred compensation	4,978	3,535
Other	10,701	12,043
	$78,932	$78,866

NOTE 10 – STOCKHOLDERS’ EQUITY

We have never declared or paid cash dividends on our Common Stock. Our credit agreement, dated January 8, 2013, with Bank of America N.A. and other lenders parties permits us to pay dividends up to $1.5 million per fiscal year to its stockholders so long as we have not defaulted and are in continuing operation at the time of such dividend. The payment of dividends is within the discretion of our Board of Directors. See Note 7 for additional information regarding our credit agreements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 11 – INCOME TAXES

Income (loss) before income taxes	2014	2013	2012

U.S.	$392	$(12,936)	$(24,411)
Foreign	85,600	51,521	55,218
Total	$85,992	$38,585	$30,807

The components of the income tax provision (benefit) are as follows for the years ended December 31:

	2014	2013	2012
Current tax provision (benefit)
Federal	$285	$1,315	$1,424
Foreign	21,783	9,270	10,756
State	44	(187)	142
	22,112	10,398	12,322
Deferred tax provision (benefit)
Federal	2,996	(1,531)	(8,784)
Foreign	(4,244)	(2,197)	(3,247)
State	51	9	317
	(1,197)	(3,719)	(11,714)
Liability for unrecognized tax benefits	(556)	7,802	4,217
Total income tax provision	$20,359	$14,481	$4,825

Effective Tax Rate Reconciliation

Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2014, 2013, and 2012 is as follows:

	2014		2013		2012

		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings	Amount	earnings	Amount	earnings
Federal tax	$30,097	35.0	$13,501	35.0	$10,783	35.0
State income taxes, net of federal tax provision	18	0.0	29	0.1	213	0.7
Foreign income taxed at lower tax rates	(9,421)	(11.0)	(8,363)	(21.7)	(15,515)	(50.4)
U.S. tax impact of foreign operations	365	0.4	608	1.6	3,631	11.8
Foreign withholding taxes (1)	3,694	4.3	866	2.2	-	-
Goodwill impairment	-	-	904	2.3	-	-
Research and development	(2,666)	(3.1)	(2,294)	(5.9)	-	-
Liability for unrecognized tax benefits	(556)	(0.6)	7,802	20.2	4,217	13.7
Provision-to-return adjustments	(1,925)	(2.2)	554	1.4	(102)	(0.3)
Other	753	0.9	874	2.3	1,598	5.2
Income tax provision	$20,359	23.7	$14,481	37.5	$4,825	15.7
(1)	Certain Items have been reclassified for 2012 and 2013 for consistency in presentation with 2014.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Uncertain Tax Positions

In accordance with the provisions related to accounting for uncertainty in income taxes, we recognize the benefit of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Balance at January 1,	$20,710	$14,591	$10,177
Additions based on tax positions related to the current year	2,729	3,659	1,593
Additions for prior years tax positions	424	10,206	3,945
Reductions for prior years tax positions	(4,375)	(7,746)	(1,124)
Balance at December 31,	$19,488	$20,710	$14,591

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $19 million at December 31, 2014.  It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007, or for the 2010 tax year.  We are no longer subject to China income tax examinations by tax authorities for tax years before 2004.  With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, we are no longer subject to income tax audits for years before 2011. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our reserve for any adjustments that may result from future tax audits. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. We had an immaterial amount of accrued interest and penalties at December 31, 2014, 2013 and 2012.

Deferred Taxes

At December 31, 2014 and 2013, our deferred tax assets and liabilities are comprised of the following items:

	2014	2013
Deferred tax assets, current
Inventory cost	$6,878	$6,113
Accrued expenses and accounts receivable	2,042	2,422
Share based compensation and others	2,375	1,978
Total deferred tax assets, current	$11,295	$10,513

Deferred tax assets, non-current
Foreign tax credits	$19,806	$20,911
Research and development tax credits	6,034	5,460
Net operating loss carryforwards	14,706	13,130
Accrued pension	22,283	17,110
Share based compensation and others	18,280	18,371
	81,109	74,982
Valuation allowances	(41,163)	(35,908)
Total deferred tax assets, non-current	39,946	39,074

Deferred tax liabilities, non-current
Plant, equipment and intangible assets	(3,334)	(10,837)
Total deferred tax liabilities, non-current	(3,334)	(10,837)

Net deferred tax assets, non-current	$36,612	$28,237

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

We prospectively adopted ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, effective in the first quarter of 2014.  ASU No. 2013-11 provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The $44 million net deferred tax asset presented on the balance sheet is net of $4 million of unrecognized tax benefits.  The $48 million net deferred tax asset presented above is prior to the net balance sheet presentation required by ASU 2013-11.

At December 31, 2014, we had federal and state tax credit carryforwards of approximately $26 million and $1 million, respectively, which are available to offset future income tax liabilities. The federal tax credit carryforwards begin to expire in 2014 and the state tax credit carryforwards will begin to expire in 2020. We determined that it is more likely than not that a portion of our federal foreign tax credit and federal and state research credit carryforwards will expire before they are utilized. The valuation allowances recorded against the related deferred tax assets totaled $16 million as of December 31, 2014.

At December 31, 2013, we had federal and state net operating loss (“NOL”) carryforwards of approximately $30 million and $17 million, respectively, and foreign NOL carryforwards of $14 million which are available to offset future taxable income. The federal NOL carryforwards will begin to expire in 2018. We determined that it is more likely than not that the U.S. federal NOL carryforwards will be utilized; thus, no valuation allowance has been recorded. The foreign and U.S. state NOL carryforwards will begin to expire in 2020 and 2015, respectively. We determined that it is more likely than not that the foreign and U.S. state NOL carryforwards will expire before they are fully utilized and recorded a full valuation allowance on the related deferred tax assets.

Supplemental Information

Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax; accordingly, U.S. taxes are not being recorded on undistributed foreign earnings. As of December 31, 2013, we had undistributed earnings from its non-U.S. operations of approximately $408 million (including approximately $36 million of restricted earnings which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $341 million of this total.  Additional federal and state income taxes of approximately $109 million would be required should such earnings be repatriated to the U.S. as dividends.

The impact of tax holidays decreased our tax expense by approximately $2 million, $2 million and $6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the years ended December 31, 2014 and 2013 was approximately $0.05. The benefit of the tax holidays on basic and diluted earnings per share for the year ended December 31, 2012 was approximately $0.14 and $0.13, respectively.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

In connection with the Zetex acquisition, we adopted a contributory defined benefit plan that covers certain employees in the U.K. The defined benefit plan is closed to new entrants and frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. We determined the fair value of the defined benefit plan assets and utilizes an annual measurement date of December 31. At subsequent measurement dates, defined benefit plan assets will be determined based on fair value. Defined benefit plan assets consist primarily of high quality corporate bonds that are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating the terms of the related pension liability. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.

Net period benefit costs associated with the defined benefit were approximately $1 million and less than $1 million for the years ended December 31, 2014 and 2013, respectively. All unrecognized actuarial gains and losses, prior service costs and accumulated other comprehensive income are eliminated and the balance sheet liability is set equal to the funded status of the defined benefit plan at acquisition date.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The following table summarizes the net periodic benefit costs of the  plan for the years ended December 31, 2014 and 2013:

	Defined Benefit Plan

	2014	2013
Components of net periodic benefit cost:
Service cost	$329	$313
Interest cost	6,733	5,384
Recognized actuarial loss	1,036	239
Expected return on plan assets	(6,781)	(5,556)
Net periodic benefit cost	$1,317	$380

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	Defined Benefit Plan

	2014	2013
Change in benefit obligation:
Beginning balance	$149,316	$124,751
Acquisition	-	-
Service cost	329	313
Interest cost	6,733	5,384
Actuarial gain (loss)	17,650	21,765
Benefits paid	(4,511)	(6,719)
Settlements	-	240
Currency changes	(9,802)	3,582
Benefit obligation at December 31	$159,715	$149,316

Change in plan assets:

Beginning balance - fair value	$116,567	$106,898
Employer contribution	2,569	2,960
Actual return on plan assets	15,701	10,987
Benefits paid	(4,511)	(6,719)
Currency changes	(7,546)	2,441
Fair value of plan assets at December 31	$122,780	$116,567
Underfunded status at December 31	$(36,935)	$(32,749)

Based on an actuarial study performed as of December 31, 2014, the plan is underfunded by approximately $37 million and the liability is reflected in our consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive loss was approximately $36 million. The majority of the increase of the underfunded status in 2014 was caused by the change in discount rates, and partially offset by the better than expected investment returns and a decrease in future inflation expectations.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

We apply the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the year ended December 31, 2014, the plan’s total recognized loss increased by approximately $7 million. The variance between the actual and expected return to plan assets during 2014 increased the total unrecognized net loss by approximately $9 million. The total unrecognized net loss is more than 10% of the projected benefit obligation and 10% of the plan assets.  Therefore, the excess amount will be amortized over the average term to retirement of plan participants not yet in receipt of pension, which as of December 31, 2014 the average term was approximately 13 years. The following weighted-average assumptions were used to determine net periodic benefit costs for the year ended December 31:

	2014	2013
Discount rate	3.7%	4.6%
Expected long-term return on plan assets	5.2%	5.9%

The following weighted-average assumption was used to determine the benefit obligations for the year ended December 31:

	2014	2013
Discount rate	3.7%	4.6%

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

Asset category	Expected long-term return	Assets allocation
Cash	0.5%	2%
Equity securities	7.2%	42%
Gilt securities	2.4%	19%
Corporate bond securities	3.4%	25%
Target return funds	7.2%	12%
Total	5.2%	100%

Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The following summarizes the expected future benefit payments, including future benefit accrual, as of December 31, 2014:

Year
2015	$3,727
2016	4,273
2017	4,327
2018	4,475
2019	4,756
2020-2024	31,070

We adopted a payment plan with the trustees of the defined benefit plan, in which we will pay approximately GBP2 million every year from 2012 through 2019. We are currently in negotiations with the trustees related to a new payment plan.

Our overall defined benefit plan investment strategy is to achieve a mix of investments for long-term growth and for near-term benefit payments with a wide diversification of asset types and fund strategies. The target allocations for plan assets are 48% equity securities, 40% corporate bonds and government securities, and 12% to absolute return funds. Equity securities primarily include investments in large-cap and mid-cap companies primarily located in the U.K. Fixed income securities include corporate bonds of companies from diversified industries, and U.K. government bonds. The absolute return fund is mainly invested in a mixture of equities and bonds.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The plan’s trustees appoint fund managers to carry out all the day-to-day functions relating to the management of the fund and its administration. The fund managers must invest their portion of the plan’s assets in accordance with their investment manager agreement agreed by the trustees. The trustees are responsible for agreeing these investment manager agreements and for deciding on the portion of the plan’s assets that will be invested with each fund manager. When making decisions, the trustees take advice from experts including the plan’s actuary and also consult with us.

The following table summarizes the major categories of the plan assets:

December 31, 2014
Assets Category	Level 1	Level 2	Level 3	Total

Cash	$2,534	$-	$-	$2,534
Equity securities:
U.K.	25,236	-	-	25,236
North America	9,623	-	-	9,623
Europe (excluding U.K.)	8,621	-	-	8,621
Japan	3,872	-	-	3,872
Pacific Basin (excluding Japan)	3,259	-	-	3,259
Emerging markets	950	-	-	950
Fixed income securities:
Corporate bonds	-	31,035	-	31,035
Index linked securities:
U.K. Treasuries	23,669	-	-	23,669
Other types of investments:
Absolute return funds	13,981	-	-	13,981
Total	$91,745	$31,035	$-	$122,780
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

The investment manager agreements require the fund managers to invest in a diverse range of stocks and bonds across each particular asset class. The stocks held by the plan in a particular asset class should therefore match closely the underlying stocks in the relevant index. We believe that this leads to minimal concentration of risk within each asset class; although we recognize that some asset classes are inherently more risky than others.

We also have pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, not included in the amounts or assumptions above.

401(k) Retirement Plan

We maintain a 401(k) retirement plan (“the Plan”) for the benefit of qualified employees at our U.S. locations. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. We currently makes a matching contribution of $1 for every $2 contributed by the participant up to 6% (3% maximum matching) of the participant’s eligible payroll, which vests over four years. In addition, we may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan.

As stipulated by the regulations of China, we maintain a retirement plan pursuant to the local municipal government for the employees in China. We are required to make contributions to the retirement plan at a rate between 10% and 22% of the employee’s eligible payroll. Pursuant to the Taiwan Labor Standard Law and Factory Law, we maintain a retirement plan for the employees in Taiwan, whereby we make contributions at a rate of 6% of the employee’s eligible payroll.

For the years ended December 31, 2014, 2013 and 2012, total amounts expensed under these plans were approximately $13 million, $6 million and $5 million, respectively.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Deferred Compensation Plan

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2014, these investments totaled approximately $5 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the deferred compensation plan liabilities.

Share-Based Plans

We maintain share-based compensation plans for our Board, officers and key employees, which provide for stock options and stock awards under our equity incentive plans.

NOTE 13 - SHARE-BASED COMPENSATION

The following table shows the total compensation cost charged as an expense for share-based compensation plans, including stock options and share grants, recognized in the statements of income for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Cost of goods sold	$438	$522	$458
Selling, general and administrative expense	12,438	11,645	12,715
Research and development expense	1,228	1,384	1,225

Total share-based compensation expense	$14,104	$13,551	$14,398

Stock Options – Stock options under our 2001 Omnibus Equity Incentive Plan (“2001 Plan”) generally vest in equal annual installments over a four-year period and expire ten years after the grant date.

In May 2013, our stockholders approved our 2013 Equity Incentive Plan (“2013 Plan”). Since the approval of the 2013 Plan, all stock options are granted under the 2013 Plan, and we will not grant any further stock options under our 2001 Plan. Stock options under the 2013 Plan generally vest in equal annual installments over a four-year period and expire eight years after the grant date. The number of shares authorized to be awarded under the 2013 Plan is 6 million shares. For additional information on the 2013 Plan, see our definitive proxy statement filed with the SEC.

Share-based compensation expense for stock options granted during 2014, 2013 and 2012 was calculated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2014	2013	2012
Expected volatility	53.36%	53.36%	53.86%
Expected term (years)	7.2	7.2	7.5
Risk free interest rate	2.08%	1.49%	1.16%
Forfeiture rate	0.00%	0.78%	0.76%

Expected volatility – We estimate expected volatility using historical volatility. Public trading volume on options in our stock is not material. As a result, we determined that utilizing an implied volatility factor would not be appropriate. We calculate historical volatility for the period that is commensurate with the option’s expected term assumption. For 2014, the expected volatility for grants to officers and the Board is 53.36%, while the expected volatility for grants to all other employees is 56.91%.

Expected term – We have evaluated expected term based on history and exercise patterns across our demographic population. We believe that this historical data is the best estimate of the expected term of a new option. For 2014, the expected term for grants to officers and the Board is approximately 7 years, while the expected term for grants to all other employees is approximately 5 years.

Risk free interest rate – We estimate the risk-free interest rate based on zero-coupon U.S. treasury securities for a period that is commensurate with the expected term assumption.

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

Dividend yield – We historically have not paid a cash dividend on our common stock; therefore this input is zero.

The weighted-average grant-date fair value of options granted during 2014, 2013 and 2012 was $15.68, $12.88, and $10.60, respectively. The total cash received from option exercises was approximately $6 million, $3 million and $1 million during 2014, 2013 and 2012, respectively.

For the years ended December 31, 2014, 2013 and 2012, stock option expense was approximately $3 million, $4 million and $5 million, respectively.

At December 31, 2014, unamortized compensation expense related to unvested options, net of estimated forfeitures, was approximately $5 million. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 2 years.

A summary of our stock option plans is as follows:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	3,587	$16.69
Granted	402	19.31
Exercised	(274)	4.81
Forfeited or expired	(2)	20.10
Outstanding at December 31, 2012	3,713	17.85
Exercisable at December 31, 2012	2,715	16.48

Outstanding at January 1, 2013	3,713	17.85
Granted	186	23.35
Exercised	(341)	7.70
Forfeited or expired (1)	(432)	20.34
Outstanding at December 31, 2013	3,126	18.93
Exercisable at December 31, 2013	2,509	18.01

Outstanding at January 1, 2014	3,126	18.93
Granted	176	27.92
Exercised	(564)	10.37		$10,090
Forfeited or expired	(2)	29.21
Outstanding at December 31, 2014	2,736	$21.26	4.0	$17,840
Exercisable at December 31, 2014	2,205	$20.49	3.3	$16,036

(1)

The Compensation Committee of the Board of Directors reviewed the grants of stock options to the Chief Executive Officer (“CEO”) in 2009, 2010, 2011 and 2012 (each such annual grant, an “Option Grant”), and approved a Confirmation Agreement, dated April 1, 2013, in which we and our CEO agreed and confirmed that our CEO will assert no claim that any Option Grant in 2009, 2010, 2011 or 2012 provided for the purchase of more than 100,000 shares of our Common Stock, and that each Option Grant document be deemed amended to reflect the foregoing 100,000 share limitation.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The following table summarizes information about stock options outstanding at December 31, 2014:

Plan	Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price
2001 Plan	$11.53-29.21	2,377	3.6	$20.61
2013 Plan	$23.35-27.92	358	6.9	$25.60

The following summarizes information about stock options exercisable at December 31, 2014:

Plan	Range of exercise prices	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
2001 Plan	$11.53-29.21	2,160	3.2	$20.43
2013 Plan	$23.35	46	6.4	$23.35

Share Grants—Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

Since the approval of the 2013 Plan, all new grants are granted under the 2013 Plan, and we will not grant any further grants under our 2001 Plan.

A summary of our non-vested share grants in 2014, 2013 and 2012 are presented below:

Restricted Stock Grants	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at January 1, 2012	1,024	$21.48
Granted	482	18.95
Vested	(305)	21.48
Forfeited	(37)	21.67
Nonvested at December 31, 2012	1,164	$20.42

Nonvested at January 1, 2013	1,164	$20.42
Granted	453	24.66
Vested	(428)	19.90
Forfeited	(58)	21.66
Nonvested at December 31, 2013	1,131	$22.35

Nonvested at January 1, 2014	1,131	$22.35
Granted	788	25.08
Vested	(346)	22.34	$9,974
Forfeited	(38)	24.98
Nonvested at December 31, 2014	1,535	$27.58	$42,324

For each of the years ended December 31 of 2014, 2013 and 2012, share-based compensation expense related to restricted stock arrangements granted was approximately $11 million, $9 million and $9 million, respectively. The total unrecognized share-based compensation expense as of December 31, 2014 was approximately $19 million, which is expected to be recognized over a weighted average period of approximately 3 years.

On September 22, 2009, we entered into an employment agreement (the “Agreement”) with Dr. Keh-Shew Lu, President and Chief Executive Officer (the “Employee”), pursuant to which he will continue to be employed by us in such positions for an additional six-year term. As part of the Agreement, we and the Employee entered into a Stock Award Agreement that provides that: (i) we shall

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

grant to the Employee 100,000 shares of Common Stock in the form of restricted stock awards on each of April 14, 2010, 2011, 2012, 2013, 2014 and 2015; (ii) each such installment would vest only if we achieved $1 billion net sales; (iii) upon the termination of the Employee’s employment, our obligation to grant any subsequent installment would terminate; and (iv) any granted shares would be automatically forfeited and returned to us if the Employee’s employment with us is terminated before we achieve the specified target amount of net sales, except in the case of death or disability (as defined) in which case the granted shares would become fully vested on the date of death or disability. The estimated fair value of this grant is approximately $12 million and is being expensed on a straight line basis through April 14, 2015. As of December 31, 2014, five annual installments have been granted and are included in the above table as granted but not vested. As of December 31, 2014, no installments have vested.

NOTE 14 – RELATED PARTY TRANSACTIONS

We conduct business with a related party company, Lite-On Semiconductor Corporation, and its subsidiaries and affiliates (“LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 17% of our outstanding Common Stock as of December 31, 2014, and is a member of the Lite-On Group of companies. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. L.P. Hsu, a member of our Board of Directors serves as a consultant to LTC, and is a supervisor of the board of Nuvoton. We consider our relationships with LSC, a member of the Lite-On Group of companies, and Nuvoton to be mutually beneficial and we plan to continue our strategic alliance with LSC and Nuvoton.

We also conduct business with a significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.  In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 5% joint venture partner in our two Chengdu assembly and test facilities, however, we have no material transactions with Ya Guang.  The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

Lite-On Semiconductor Corporation (LSC) – We sold products to LSC totaling approximately 1% of our net sales for the years ended December 31, 2014, 2013 and 2012, respectively.

Net sales to, and purchases from, LSC were as follows for years ended December 31:

	2014	2013	2012
Net sales	$751	$770	$1,054

Purchases	$31,588	$35,329	$33,928

Keylink International (B.V.I.) Inc. – We sell products to, and purchase inventory from, companies owned by Keylink. We sold products to companies owned by Keylink, totaling 1%, 1% and 3% of net sales for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts for these services for the years ended December 31, 2014, 2013 and 2012 were approximately $19 million, $17 million and $19 million, respectively.

Net sales to, and purchases from, companies owned by Keylink were as follows for years ended December 31:

	2014	2013	2012
Net sales	$9,465	$10,559	$19,336

Purchases	$8,122	$8,030	$7,826

Nuvoton Technology Corporation – We purchase wafers from Nuvoton that we use in the production of finished goods.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Net purchases from Nuvoton are as follows (in thousands):

	2014	2013
Purchases	$12,697	$8,317

Accounts receivable from, and accounts payable to, LSC, Keylink, and Nuvoton were as follows as of December 31:

	2014	2013
Accounts receivable
LSC	$215	$140
Keylink	4,142	4,927
	$4,357	$5,067

Accounts payable
LSC	$4,458	$5,670
Keylink	$6,472	$6,505
Nuvoton	$1,167	$770
	$12,097	$12,945

NOTE 15 – SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief decision-making group consists of the President and CEO, Chief Financial Officer, Senior Vice President of Operations and Senior Vice President of Sales and Marketing. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products in a single segment because the products have similar economic characteristics, are similar in production process and manufacture flow, and share the same customers and target end-equipment markets.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Our primary operations include the operations in Asia, North America and Europe. Net sales are attributed to geographic areas based on the location of subsidiaries producing the net sales:

2014	Asia	North America	Europe	Consolidated

Total sales	$814,589	$154,861	$179,021	$1,148,471
Inter-company sales	(106,728)	(63,945)	(87,147)	(257,820)
Net sales	$707,861	$90,916	$91,874	$890,651

Property, plant and equipment	$262,582	$26,363	$20,986	$309,931
Assets	$874,331	$128,174	$176,652	$1,179,157

2013	Asia	North America	Europe	Consolidated

Total sales	$750,339	$143,251	$165,179	$1,058,769
Inter-company sales	(75,731)	(65,947)	(90,245)	(231,923)
Net sales	$674,608	$77,304	$74,934	$826,846

Property, plant and equipment	$268,196	$30,040	$23,777	$322,013
Assets	$858,114	$120,104	$184,040	$1,162,258

2012	Asia	North America	Europe	Consolidated

Total sales	$573,085	$133,973	$154,955	$862,013
Inter-company sales	(75,230)	(66,626)	(86,351)	(228,207)
Net sales	$497,855	$67,347	$68,604	$633,806

Property, plant and equipment	$186,563	$31,309	$25,424	$243,296
Assets	$554,603	$136,261	$229,199	$920,063

The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies.

Geographic Information - Historically, we reported net sales “billed to” customers located in various countries. In 2013, we changed to net sales “shipped to” customer locations as we believe the change better represents where our customers business activities occur. All years presented reflect this change.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Net sales were derived from (shipped to) customers located in the following countries. “All others” represents countries with less than 3% of total net sales each:

		% of Total
2014	Net Sales	Net Sales
China	$555,478	62%
U.S.	82,599	9%
Korea	66,772	7%
Germany	59,240	7%
Singapore	49,191	6%
Taiwan	27,207	3%
All others	50,164	6%
Total	$890,651	100%

		% of Total
2013	Net Sales	Net Sales
China	$522,587	63%
U.S.	72,232	9%
Korea	68,693	8%
Germany	45,631	6%
Singapore	43,066	5%
Taiwan	30,233	4%
All others	44,404	5%
Total	$826,846	100%

		% of Total
2012	Net Sales	Net Sales
China	$381,307	60%
U.S.	62,862	10%
Korea	52,670	8%
Germany	41,037	6%
Singapore	26,877	4%
Taiwan	20,973	3%
All others	48,080	9%
Total	$633,806	100%

Major customers – No customer accounted for 10% or greater of our total net sales in 2014, 2013, and 2012.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating leases – We lease offices, manufacturing plants and warehouses under operating lease agreements expiring through December 2020. Rental expense amounted to approximately $10 million, $9 million and $7 million for the years ended December 31, 2014, 2013 and 2012, respectively.  We do not have purchase options related to the operating lease agreements.Future minimum lease payments under non-cancelable operating leases at December 31, 2014 are approximately:

2015	$9,585
2016	7,372
2017	6,495
2018	2,947
2019	1,930
Thereafter	594
$28,923

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

In addition, we have a 50-year land right lease in Chengdu, China, (which expires in 2061) and in Shanghai, China (which expires in 2056).  Neither lease requires a rental payment.

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $35 million at December 31, 2014.

Contingencies - From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any current pending legal proceeding will not have any material adverse effect on our financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact on our business and operating results for the period in which the ruling occurs or future periods.  Based on information available, we evaluate the likelihood of potential outcomes. We record the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, we do not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.  Legal proceedings that we believe are material are disclosed below.

On September 9, 2014, the United States District Court for the District of Delaware issued an order regarding the purported stockholder derivative action, entitled Scherer v. Keh-Shew Lu, Civil Action No. 1:13-cv-00358-UNA (D. Del. filed Mar. 5, 2013), granting in part plaintiff’s motion for attorneys’ fees. On or about December 19, 2014, the parties entered into a Settlement Agreement and Release, pursuant to which the parties agreed to dismiss the litigation with prejudice. Plaintiff agreed to release all claims arising out of the conduct alleged in the action and defendants agreed to pay a total of $1.1 million.

On September 15, 2014, the United States District Court for the Eastern District of Texas issued an order regarding the putative securities class action entitled Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund v. Diodes, Inc., Civil Action No. 6:13-cv-00247 (E.D. Tex. filed Mar. 15, 2013) (the “Class Action”), granting defendants’ motion to dismiss the Class Action with prejudice. On October 13, 2014, plaintiffs filed a notice of appeal to the order dismissing the Class Action to the United States Court of Appeals for the Fifth Circuit. Plaintiff-appellants filed their opening brief to the Fifth Circuit on January 14, 2015. No hearing date has been set. Defendants-respondents intend to continue defend this action vigorously.

On February 20, 2014, a purported stockholder derivative action was filed in the United States District Court for the Eastern District of Texas, entitledPersson v. Keh-Shew Lu, Case No. 4:14-cv-00108-RC-ALM (E.D. Tex. filed Feb. 20, 2014), on behalf of the Company against its directors, in which plaintiff alleges that the Board breached their fiduciary duties by allowing the Company to make allegedly misleading public statements in 2011 regarding the labor market in China and its impact on the Company’s business and prospects, by failing to maintain internal controls and by selling shares of Diodes stock while allegedly in possession of material nonpublic information regarding the labor market in China and its impact on the Company’s business and prospects. The complaint does not seek any damages or other relief from the Company.  On April 17, 2014, the Court granted the parties’ unopposed motion to stay this action until such time that the Court rules on defendants’ motion to dismiss in the Class Action.  On October 2, 2014, the Court granted the parties’ unopposed motion to extend the stay of this action until 30 days after either the expiration of the appeal period or a final decision by the highest court of appeals regarding the defendants’ motion to dismiss in the Class Action.  The defendants intend to defend the action vigorously.

NOTE 17 – BUSINESS COMBINATION

BCD Semiconductor Manufacturing Limited

On March 5, 2013, we completed the acquisition of all the outstanding ordinary shares, par value $0.001 per share, of BCD (the “Shares”), including Shares represented by American Depository Shares (“ADSs”), which were cancelled in exchange for the right to receive $1.33-1/3 in cash per Share, without interest. Each ADS represented six Shares and was converted into the right to receive $8.00 in cash, without interest. The aggregate consideration was approximately $155 million, excluding acquisition costs, fees and expenses. In addition, a $5 million retention plan for BCD employees, payable at the 12, 18 and 24 month anniversaries of the acquisition, was established. The employee retention plan was intended to benefit us and not the selling shareholders, and therefore was excluded from the determination of the purchase price. The acquisition was funded by drawings on our revolving senior credit facility.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The purchase price for BCD and related costs were estimated as follows:

Purchase price (cost of shares)	$154,735
Acquisition related costs (included in selling, general and administrative expenses)	2,075
Total purchase price	$156,810

The results of operations of BCD are included in the consolidated financial statements from March 1, 2013. The consolidated revenue and earnings of BCD included in our consolidated financial statements for the year ended December 31, 2013 were approximately $155 million and $6 million, respectively, which include acquisition accounting adjustments. The purpose of the acquisition was to further our strategy of expanding market and growth opportunities through select strategic acquisitions.

Under the accounting guidance for step acquisitions, we were required to record all assets acquired and liabilities assumed at fair value, and recognize goodwill of the acquired business. The step acquisition guidelines also require us to remeasure the preexisting investment in BCD at fair value, and recognize any gains or losses from such remeasurement. The fair value of our interest immediately before the closing date was $7 million, which resulted in us recognizing a non-cash gain of approximately $4 million within other income (expense) for the year ended December 31, 2013. The shares of BCD common stock were valued under the fair value hierarchy as a Level 1 Input.

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

The fair value of the significant identified intangible assets was estimated by using the market approach, income approach and cost approach valuation methodologies. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. The total amount of intangible assets acquired subject to amortization expense was $17 million, which had a residual value of zero and weighted-average amortization period of 6 years. Goodwill arising from the acquisition is attributable to future income from new customer contracts, synergy of combined operations, the acquired workforce and future technology that has yet to be designed or even conceived. In addition, goodwill is not deductible for income tax purposes.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

We estimated the fair value of acquired receivables to be $21 million with a gross contractual amount of $21million. We expected to collect substantially all of the acquired receivables. We evaluated and adjusted the acquired inventory for a reasonable profit allowance, which is intended to permit us to report only the profits normally associated with the activities following the acquisition as it relates to the work-in-progress and finished goods inventory. As such, we increased the inventory acquired from BCD by approximately $5 million, and recorded that increase into cost of goods sold, of which approximately $2 million was recorded in the first quarter of 2013 and $3 million was recorded in the second quarter of 2013 as the acquired work-in-progress and finished goods inventory was sold.

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2013 have been prepared as if the acquisition of BCD had occurred at January 1, 2012:

Twelve Months Ended
December 31,
2013
Net revenues	$847,947
Net income attributable to common stockholders	$25,513
Earnings per share—Basic	$0.55
Earnings per share—Diluted	$0.54

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Fiscal 2014
Net sales	$209,986	$223,217	$233,777	$223,671

Gross profit	61,581	70,304	74,732	70,662

Net income attributable to common shareholders	10,202	17,385	19,427	16,665

Earnings per share attributable to common shareholders
Basic	$0.22	$0.37	$0.41	$0.35
Diluted	0.21	0.36	0.40	0.34

	Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Fiscal 2013
Net sales	$176,964	$214,379	$224,510	$210,993

Gross profit	46,183	61,293	69,559	60,801

Net income (loss) attributable to common shareholders	(1,926)	8,635	13,619	6,204

Earnings (loss) per share attributable to common shareholders
Basic	$(0.04)	$0.19	$0.29	$0.13
Diluted	(0.04)	0.18	0.28	0.13

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

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew Lu	March 2, 2015
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Richard D. White	March 2, 2015
RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Keh-Shew Lu, President and Chief Executive Officer, and Richard D. White, Chief Financial Officer and Secretary, his true and lawful attorneys-in-fact and agents, with full power of substitution, to sign and execute on behalf of the undersigned and any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2015.

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

/s/ Michael K.C. Tsai
MICHAEL K.C. TSAI
Director

INDEX TO EXHIBITS

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended.	10-Q	May 10,2013	3.1

3.2	Amended By-laws of the Company dated September 6, 2014	8-K	September 10, 2014	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

10.1	Kaihong Joint Venture Agreement between the Company and Mrs. J.H. Xing	10-K	April 1, 1996	10.17

10.2	Sale and Leaseback Agreement between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.46

10.3	Lease Agreement between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.47

10.4	Lease Agreement for Plant #2 between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Equipment Limited	10-Q	August 9, 2004	10.52

10.5	Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.56

10.6	Lease Agreement between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

10.7	Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.8*	Employment agreement between the Company and Mark King, dated August 29, 2005	8-K	September 2, 2005	10.2

10.9*	Employment agreement between the Company and Joseph Liu, dated August 29, 2005	8-K	September 2, 2005	10.3

10.10*	Form of Indemnification Agreement between the Company and its directors and executive officers.	8-K	September 2, 2005	10.5

10.11	Wafer purchase Agreement dated January 10, 2006 between Diodes Taiwan Inc. and Lite-On Semiconductor Corporation	8-K	January 12, 2006	2.1

10.12	Supplementary to the Lease Agreement dated on September 5, 2004 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.13	Supplementary to the Lease Agreement dated on June 28, 2004 with Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.14	Agreement on Application, Construction and Transfer of Power Facilities, dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd	10-Q	May 10, 2006	10.16

10.15	Amended and Restated Lease Agreement dated as of September 1, 2006, between Diodes FabTech Inc. with Townsend Summit, LLC	8-K	October 11, 2006	10.1

10.16*	Deferred Compensation Plan effective January 1, 2007	8-K	January 8, 2007	99.1

85

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.17	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.50

10.18	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd	10-K	February 29, 2008	10.51

10.19	Supplementary Agreement dated December 31, 2007 to the Lease Agreement dated June, 28, 2004 for Leasing Diodes Shanghai New Building’s Fourth and Fifth Floor between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.20	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.54

10.21	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.5

10.22	Factory Building Lease Agreement dated March 1, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co. Ltd.	10-Q	August 11, 2008	10.6

10.23	Supplemental Agreement to the Factory Building Lease Agreement dated as of August 11, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 7, 2008	10.2

10.24	Distributorship Agreement dated November 1, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

10.25	Lease Facility Safety Management Agreement dated December 31, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

10.26	Company’s 2001 Omnibus Equity Incentive Plan, as amended December 22, 2008	10-K	February 26, 2009	10.87

10.27*	Company’s Deferred Compensation Plan Effective January 1, 2007, as amended December 22, 2008	10-K	February 26, 2009	10.88

10.28	Second Supplemental Agreement to the Factory Building Lease Agreement dated August 19, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 16, 2009	10.1

10.29	Employment Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	8-K	September 28, 2009	99.1

10.30	Consulting Agreement dated January 1, 2009, between Diodes Incorporated and Keylink International (B.V.I.) Co., Ltd.	10-Q	May 8, 2009	10.1

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.31	Power Facility Construction Agreement dated October 29, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	March 1, 2010	10.97

10.32	First Amendment to the DSH #2 Building Lease Agreement dated December 31, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	March 1, 2010	10.98

10.33	Construction Project Contract between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-Q	May 7, 2010	10.2

10.34	Third Floor of the Accommodation Building Lease Agreement, dated April 12, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 7, 2010	10.3

10.35	Second Floor of the Accommodation Building Lease Agreement, dated September 1, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company Limited.	10-Q	November 9, 2010	10.1

10.36***	Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone.	8-K	September 16, 2010	99.1

10.37***	Supplementary Agreement to the Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone.	8-K	September 16, 2010	99.2

10.38***	Joint Venture Agreement effective as of November 5, 2010 between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited.	8-K	November 12, 2010	99.1

10.39	Joint Venture Agreement Supplement Concerning the Establishment of Diodes Technology (Chengdu) Company Limited effective as of November 5, 2010, between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited.	8-K	November 12, 2010	99.2

10.40	Second Amendment to the DSH #2 Building Lease Agreement, dated November 15, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company Limited.	10-K	February 28, 2012	10.112

10.41	Power Facility Expansion Construction Contract, dated January 24, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company Limited.	10-K	February 28, 2011	10.113

10.42	First Floor of the Accommodation Building Agreement, dated June 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company Limited.	10-Q	November 9, 2011	10.1

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.43	Third Floor of the Dormitory Building Lease Agreement, dated July 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company Limited.	10-Q	November 9, 2011	10.2

10.44	Third Supplemental Agreement to the Factor Building Lease Agreement, dated May 16, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company Limited.	10-Q	November 9, 2011	10.3

10.45	Supplemental Agreement to the Power Facility Construction Agreement, dated March 21, 2011, between Shanghai Kai Hong Technology Company Limited and Shanghai Yuan Hao Electronic Company Limited.	10-Q	August 9, 2011	10.1

10.46	Credit Agreement, dated March 21, 2011, between Mega International Commercial Bank and Diodes Taiwan Inc.	10-Q	August 9, 2011	10.2

10.47	Plating Process Agreement made and entered into among Shanghai Kaihong Electronic Co., Ltd., Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology), Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-K	February 29, 2008	10.52

10.48	Construction Design Consulting Agreement between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation.	10-Q	August 9, 2012	10.1

10.49	Diodes Zetex Pension Scheme Recovery plan, dated February 28, 2012, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-Q	August 9, 2012	10.2

10.50	Diodes Zetex Pension Scheme Schedule of contributions, dated March 28, 2012, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-Q	August 9, 2012	10.3

10.51	Framework Agreement, dated March 26, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, Diodes Incorporated, HR Trustees Limited, and Trustees	10-Q	August 9, 2012	10.4

10.52	Guarantee, dated March 26, 2012, among Diodes Zetex Semiconductors Limited, Diodes Zetex Limited, HR Trustees Limited, and Trustees	10-Q	August 9, 2012	10.5

10.53	Diodes Zetex Pension Scheme Information Protocol, dated April 10, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.6

10.54	Legal Charge, dated March 26, 2012, among Zetex Semiconductors Limited, HR Trustees Limited, and Trustees	10-Q	August 9, 2012	10.7

10.55***	Credit Agreement, dated January 8, 2013, by and among the Company, Diodes International B.V., Diodes Investment Company, Diodes FabTech Inc., Diodes Holdings UK Limited, Diodes Zetex Limited, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto.	8-K	January 11, 2013	99.1

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.56	Agreement and Plan of Merger by and among the Company, Diodes Cayman Islands Company Limited and BCD Semiconductor Manufacturing Limited, dated as of December 26, 2012.	10-K	February 27, 2013	10.74

10.57	Second Supplementary Agreement, dated as of January 23, 2013, to the Investment Cooperation Agreement effective as of September 10, 2010, by and among Diodes Hong Kong Holding Company Limited, Diodes (Shanghai) Investment Company Limited, Diodes Technology (Chengdu) Company Limited, and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	10-K	February 27, 2013	10.75

10.58	DSH #2 Building Lease Agreement dated as of January 28, 2013 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	February 27, 2013	10.76

10.59*	Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.1

10.60*	Form of Incentive Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.2

10.61*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.4

10.62*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.80

10.63*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.81

10.64*	Form of Restricted Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.82

10.65*	Form of Restricted Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.83

10.66	Supplement Agreement to Lease Agreement dated September 2013 between Shanghai Kaihong Electronic Co., Ltd and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	November 12, 2013	10.6

10.67	Construction Design Consulting Assignment Agreement Supplemental Agreement between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation	10-Q	August 8, 2013	10.1

10.68	Procurement Agreement, dated May 3, 2013, between Diodes Taiwan Inc. and Lite-On Technology Corporation	10-Q	August 8, 2013	10.2

10.69	Share Transfer Memorandum of Understanding, date June 18, 2013, among Diodes Incorporated, Chengdu Ya Guang Electronic Engineering Factory, and Zetex Chengdu Electronics Limited	10-Q	August 8, 2013	10.3

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.70*	Confirmation Agreement, dated April 1, 2013, by and between Diodes Incorporated and Dr. Keh-Shew Lu	8-K	April 3, 2013	99.1

10.71	Plating Process Agreement between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited, dated February 8, 2013	10-Q	May 10, 2013	10.1

10.72	Equity Transfer Agreement, dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited	10-Q	May 9, 2014	10.2

10.73	Equity Transfer Agreement Amendment, dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited	10-Q	May 9, 2014	10.3

10.74	Fourth Supplemental Agreement to the Factory Building Lease Agreement, dated April 23, 2014, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 9, 2014	10.4

10.75	Plating Processing Agreement, dated February 28, 2014, between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited	10-Q	May 9, 2014	10.5

10.76	Framework Agreement, dated 2014, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited, and Trustees	10-Q	May 9, 2014	10.6

10.77*	Stock Award Agreement, dated as of September 22, 2009, between the Company and Keh-Shew Lu	10-Q	May 9, 2014	10.7

10.78	Amended Consulting Agreement dated as of January 1, 2015 between Diodes Incorporated and Keylink International (B.V.I) Co., Ltd.				X

10.79	Chemical Warehouse Lease Agreement, dated November 1, 2014 between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.				X

14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1****	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2****	Certification Pursuant to 18 U.S.C. adopted pursuant to Section				X

	906 of the Sarbanes-Oxley Act of 2002

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.
**	Provided in the Corporate Governance portion of the Investor Relations section of the Company’s website at http://www.diodes.com.
***	Confidential treatment has been requested with respect to the omitted portions of these exhibits, which portions have been filed separately with the Securities and Exchange Commission.
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