Form 10-Q
period 2015-03-31
DIODES INC /DEL/
filed 2015-05-11
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of May 4, 2015 was 47,974,864.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$222,113	$243,000
Short-term investments	26,722	11,726
Accounts receivable, net	177,628	188,248
Inventories	187,379	182,026
Deferred income taxes, current	11,301	11,295
Prepaid expenses and other	46,455	50,510
Total current assets	671,598	686,805

PROPERTY, PLANT AND EQUIPMENT, net	325,278	309,931

DEFERRED INCOME TAXES, non-current	32,556	32,550

OTHER ASSETS
Goodwill	79,665	81,229
Intangible assets, net	42,663	45,028
Other	23,270	23,614
Total assets	$1,175,030	$1,179,157

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

LIABILITIES AND EQUITY

(In thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
CURRENT LIABILITIES
Lines of credit and short-term debt	$973	$1,064
Accounts payable	84,017	79,390
Accrued liabilities	62,513	60,436
Income tax payable	8,047	8,381
Total current liabilities	155,550	149,271

LONG-TERM DEBT, net of current portion	117,734	140,787

OTHER LONG-TERM LIABILITIES	78,918	78,932
Total liabilities	352,202	368,990

COMMITMENTS AND CONTINGENCIES (See Note H)

EQUITY
Diodes Incorporated stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 47,963,677 and 47,591,092 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	31,977	31,729
Additional paid-in capital	324,023	314,942
Retained earnings	501,138	490,006
Accumulated other comprehensive loss	(76,873)	(68,402)
Total Diodes Incorporated stockholders' equity	780,265	768,275
Noncontrolling interest	42,563	41,892
Total equity	822,828	810,167
Total liabilities and equity	$1,175,030	$1,179,157

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
NET SALES	$206,182	$209,986
COST OF GOODS SOLD	142,269	148,405
Gross profit	63,913	61,581

OPERATING EXPENSES
Selling, general and administrative	31,731	32,330
Research and development	13,309	12,920
Other operating expenses	1,970	1,988
Total operating expenses	47,010	47,238

Income from operations	16,903	14,343

OTHER INCOME (EXPENSES)	(939)	(1,350)
Income before income taxes and noncontrolling interest	15,964	12,993

INCOME TAX PROVISION	4,187	2,547

NET INCOME	11,777	10,446

Less: NET INCOME attributable to noncontrolling interest	(645)	(244)
NET INCOME attributable to common stockholders	$11,132	$10,202

EARNINGS PER SHARE attributable to common stockholders
Basic	$0.23	$0.22
Diluted	$0.23	$0.21
Number of shares used in computation
Basic	47,667	46,699
Diluted	48,978	47,996

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$11,777	$10,446
Foreign currency translation adjustment	(6,160)	(3,936)
Unrealized gain (loss) on defined benefit plan, net of tax	(1,813)	1,266
Unrealized foreign currency gain (loss), net of tax	(498)	79
Comprehensive income	3,306	7,855
Less: Comprehensive income attributable to noncontrolling interest	(645)	(244)
Total comprehensive income attributable to common stockholders	$2,661	$7,611

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES	$38,568	$46,118

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in restricted cash	486	-
Purchases of property, plant and equipment	(23,539)	(11,817)
Purchases of short-term investments	(24,985)	-
Proceeds from sale of equity securities and short-term investments	10,007	2,315
Other	(148)	1,695
Net cash used in investing activities	(38,179)	(7,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on lines of credit and short-term debt	965	2,094
Repayments on lines of credit and short-term debt	(1,067)	(5,337)
Repayments of long-term debt	(23,071)	(17,277)
Net proceeds from issuance of common stock	5,649	280
Other	(88)	(82)
Net cash used in financing activities	(17,612)	(20,322)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,664)	(2,982)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,887)	15,007
CASH AND CASH EQUIVALENTS, beginning of period	243,000	196,635
CASH AND CASH EQUIVALENTS, end of period	$222,113	$211,642

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$(10,281)	$(547)

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements

Nature of Operations

Diodes Incorporated, together with its subsidiaries (collectively, the “Company”, “we” or “our”), is a leading global manufacturer and supplier of high-quality, application specific standard products within the broad discrete, logic and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets throughout Asia, North America and Europe.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the our Annual Report on Form 10-K for the year ended December 31, 2014. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2015. The consolidated condensed financial data at December 31, 2014 is derived from audited financial statements included in the our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 was originally effective in the first quarter of 2017, but in April 2015 the SEC issued a proposal to defer the effective date to the first quart of 2018.  Under this proposal, early adoption is permitted as of the original effective time period of first quarter of 2017 and requires either a retrospective or a modified retrospective approach to adoption.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

NOTE B – Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2015	2014
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	47,667	46,699
Net income attributable to common stockholders	$11,132	$10,202
Earnings per share attributable to common stockholders	$0.23	$0.22

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	47,667	46,699
Add: Dilutive effect of stock options and stock awards outstanding	1,311	1,297
	48,978	47,996

Net income attributable to common stockholders	$11,132	$10,202
Earnings per share attributable to common stockholders	$0.23	$0.21

NOTE C – Inventories

Inventories stated at the lower of cost or market value are as follows (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$81,508	$73,564
Work-in-progress	45,010	42,417
Finished goods	60,861	66,045
Total	$187,379	$182,026

NOTE D – Goodwill and Intangible Assets

Changes in goodwill are as follows (in thousands):

Balance at December 31, 2014	$81,229
Foreign currency translation adjustment	(1,564)
Balance at March 31, 2015	$79,665

Intangible assets are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Intangible assets subject to amortization:
Gross carrying amount	$86,929	$86,928
Accumulated amortization	(42,088)	(40,164)
Foreign currency translation adjustment	(7,794)	(7,471)
Total	37,047	39,293
Intangible assets with indefinite lives:
Gross carrying amount	6,403	6,403
Foreign currency translation adjustment	(787)	(668)
Total	5,616	5,735
Total intangible assets, net	$42,663	$45,028

Amortization expense related to intangible assets subject to amortization was approximately $2 million for both the three months ended March 31, 2015 and 2014.

NOTE E – Income Tax Provision

Income tax expense of approximately $4 million and $3 million was recorded for the three months ended March 31, 2015 and 2014, respectively. This resulted in an effective tax rate of 26.2% for the three months ended March 31, 2015, as compared to 19.6% in the same period last year and compared to 23.7% for the full year of 2014.    The effective tax rate for the three months ended March 31, 2015 includes an immaterial charge for various discrete items. The estimated annual tax rate for 2015 is expected to be approximately 25%, excluding discrete items.  Our effective tax rates for the three months ended March 31, 2015 and 2014, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally from the impact of income in lower-taxed jurisdictions.

For the three months ended March 31, 2015, we reported domestic and foreign pre-tax income/(loss) of approximately $(6) million and $22 million, respectively.  Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to US tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.

The impact of tax holidays decreased our tax expense by approximately $1 million for both the three months ended March 31, 2015 and 2014. The benefit of the tax holidays on both basic and diluted earnings per share for both the three months ended March 31, 2015 and 2014 was approximately $0.02.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007, or for the 2010 tax year.  We are no longer subject to China income tax examinations by tax authorities for tax years before 2004. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, we are no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided in our reserve for any adjustments that may result from tax audits. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense. As of March 31, 2015, the gross amount of unrecognized tax benefits was approximately $19 million.

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

NOTE F – Share-Based Compensation

The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of goods sold	$123	$96
Selling, general and administrative	3,205	2,850
Research and development	352	273

Total share-based compensation expense	$3,680	$3,219

Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire eight years after the grant date, and expense was estimated on the date of grant using the Black-Scholes-Merton option pricing model.

The total net cash proceeds received from stock option exercises during the three months ended March 31, 2015 was approximately $6 million. Stock option expense was approximately $1 million for both the three months ended March 31, 2015 and 2014.

A summary of the stock option grants is as follows:

Stock Options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2015	2,736	$21.26	4	$17,840
Granted	-	-
Exercised	(368)	15.36		5,279
Forfeited or expired	-	-
Outstanding at March 31, 2015	2,368	$22.18	4	$15,276
Exercisable at March 31, 2015	1,840	$21.51	3	$13,094

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price.

As of March 31, 2015, total unrecognized share-based compensation expense related to unvested stock options, net of forfeitures, was approximately $5 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2 years.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

Share grant expense for the three months ended March 31, 2015 and 2014 was approximately $3 million and $2 million, respectively.

A summary of our non-vested share grants is as follows:

Share Grants	Shares (000)	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested at January 1, 2015	1,535	$23.32	$42,324
Granted	4	27.35
Vested	(5)	24.70	134
Forfeited	(9)	25.93
Non-vested at March 31, 2015	1,525	$23.67	$43,544

As of March 31, 2015, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $17 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2 years.

NOTE G – Segment Information and Enterprise-Wide Disclosure

For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type.

Our primary operations include operations in Asia, North America and Europe.

Net sales are attributed to geographic areas based on the location of subsidiaries producing the net sales (in thousands):

Three Months Ended	Asia	North America	Europe	Consolidated
March 31, 2015
Total sales	$191,289	$39,241	$43,121	$273,651
Inter-company sales	(30,839)	(16,640)	(19,990)	(67,469)
Net sales	$160,450	$22,601	$23,131	$206,182

Three Months Ended	Asia	North America	Europe	Consolidated
March 31, 2014
Total sales	$190,556	$35,597	$41,546	$267,699
Inter-company sales	(23,285)	(14,737)	(19,691)	(57,713)
Net sales	$167,271	$20,860	$21,855	$209,986

Geographic Information

Net sales were derived from (shipped to) customers located in the following countries (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended March 31,		Net Sales
	2015	2014	2015	2014
China	$121,767	$127,458	59%	61%
United States	20,427	19,641	10%	9%
Korea	17,265	20,125	8%	10%
Germany	15,331	14,827	7%	7%
Singapore	14,176	9,618	7%	5%
Taiwan	4,284	6,883	2%	3%
All Others (1)	12,932	11,434	7%	5%
Total	$206,182	$209,986	100%	100%
(1)	Represents countries with less than 3% of the total net sales each.

NOTE H – Commitments and Contingencies

Purchase commitments – As March 31, 2015, we had approximately $16 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.

Contingencies – From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any current pending legal proceeding will not have any material adverse effect on our financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact on our business and operating results for the period in which the ruling occurs or future periods.  Based on information available, we evaluate the likelihood of potential outcomes. We record the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, we do not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.  Legal proceedings that we believe are material are disclosed below.

On September 15, 2014, the United States District Court for the Eastern District of Texas issued an order regarding the putative securities class action entitled Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund v. Diodes, Inc., Civil Action No. 6:13- cv-00247 (E.D. Tex. filed Mar. 15, 2013) (the “Class Action”), granting defendants’ motion to dismiss the Class Action with prejudice. On October 13, 2014, plaintiffs filed a notice of appeal to the order dismissing the Class Action to the United States Court of Appeals for the Fifth Circuit. The appeal is fully briefed.  The Court has not yet set a date for argument.

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

NOTE I – Employee Benefit Plans

Defined Benefit Plan

We have a contributory defined benefit plan that covers certain employees in the United Kingdom (“U.K.”). The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions regarding the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.

Net periodic benefit costs associated with the defined benefit plan were less than $1 million for both the three months ended March 31, 2015 and 2014, respectively.

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of our plan (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2014	$159,715
Service cost	76
Interest cost	1,433
Actuarial loss	8,156
Benefits paid	(976)
Currency changes	(7,841)
Benefit obligation at March 31, 2015	$160,563
Change in plan assets:
Fair value of plan assets at December 31, 2014	$122,780
Actual return on plan assets	7,497
Employer contribution	303
Benefits paid	(976)
Currency changes	(6,030)
Fair value of plan assets at March 31, 2015	$123,574
Underfunded status at March 31, 2015	$(36,989)

Based on an actuarial study performed as of March 31, 2015, the plan is underfunded and a liability is reflected in our consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of March 31, 2015 was 3.4%.

The following weighted-average assumptions were used to determine net periodic benefit costs for the three months ended March 31, 2015:

Discount rate	3.7%
Expected long-term return on plan assets	5.2%

During the second quarter of 2012, we adopted a payment plan with the trustees of the defined benefit plan, in which we would pay approximately British Pound (“GBP”) 2 million (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) every year from 2012 through 2019. In 2015, based on the pension deficit, we adopted (as required every three years) an amended payment plan that Zetex had in place with the trustees of the defined benefit plan in which we will pay contributions of approximately GBP 2 million (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) annually through 2030. This revised payment plan resulted in an increase of total required contributions from $13 million to $49 million to match the underfunded status as of March 31, 2015.

We also have pension plans in Germany and Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, are not included in the figures or assumptions above.

Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At March 31, 2015, these investments totaled approximately $5 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE J – Related Parties

We conduct business with two related party companies, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (“LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 17% of our outstanding Common Stock as of March 31, 2015, and is a member of the

Lite-On Group of companies. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite- On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. L.P. Hsu, a member of our Board of Directors serves as a consultant to LTC, and is a supervisor of the board of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.

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

Lite-On Semiconductor Corporation – We sell semiconductor products to LSC and purchase semiconductor products from LSC for subsequent sale, making LSC one of our largest suppliers.

Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net sales	$305	$115
Purchases	$6,723	$7,338

Keylink International (B.V.I.) Inc. – We sell semiconductor products to Keylink and purchase semiconductor products for subsequent sale. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink.  The aggregate amounts for these services for both the three months ended March 31, 2015 and 2014 were approximately $4 million.

Net sales to, and purchases from, Keylink are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net sales	$2,365	$2,264
Purchases	$1,516	$1,646

Nuvoton Technology Corporation – We purchase wafers from Nuvoton that we use in the production of finished goods.

Net purchases from Nuvoton are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Purchases	$3,434	$3,336

Accounts receivable from, and accounts payable to, LSC, Keylink and Nuvoton are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Accounts receivable
LSC	$296	$215
Keylink	4,003	4,142
	$4,299	$4,357
Accounts payable
LSC	$5,146	$4,458
Keylink	5,648	6,472
Nuvoton	1,427	1,167
	$12,221	$12,097

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and as identified under the heading “Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995” herein. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by our management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. We undertake no obligation to publicly release the results of any revisions to its forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events. Unless the context otherwise requires, the words “Diodes,” the “Company,” “we,” “us” and “our” refer to Diodes Incorporated and its subsidiaries.

This management’s discussion should be read in conjunction with the management’s discussion included our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with Securities and Exchange Commission. (Amounts are rounded to the nearest million).

Highlights

●

Net sales for the three months ended March 31, 2015 was approximately $206 million, a decrease of $4 million, or 1.8%, over the same period last year, and a sequential decrease of 7.8% compared to the $224 million in the fourth quarter of 2014;

●

Gross profit for the three months ended March 31, 2015 was approximately $64 million, an increase of $2 million, or 3.8%, over the same period last year, and a sequential decrease of 9.6% compared to the $71 million in the fourth quarter of 2014;

●	Gross profit margin for the three months ended March 31, 2015 was 31.0%, compared to 29.3% in the same period last year, and 31.6% in the fourth quarter of 2014;
●

Net income attributable to common stockholders for the three months ended March 31, 2015 was approximately $11 million, or $0.23 per diluted share, compared to net income attributable to common stockholders of $10 million, or $0.21 per diluted share, in the same period last year, and net income attributable to common stockholders of $17 million, or $0.34 per diluted share, in the fourth quarter of 2014;

●	Cash flows from operating activities was approximately $39 million for the three months ended March 31, 2015, compared to $46 million in the same period last year.

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

First Quarter 2015

For the first quarter of 2015, revenue declined sequentially due to greater than expected softness in the computing market in Asia as well as the currency impact from a stronger U.S. dollar versus the Euro.  In spite of the lower revenue base, we further enhanced product mix to enable gross profit improvement year-over-year and to sustain gross margin at 31 percent in the quarter. Additionally, our ongoing cost reduction efforts helped to support profit margins and achieve earnings of $0.23 per share. Notable in the quarter, revenue in Europe grew almost 14 percent sequentially, despite the headwinds from the weaker Euro as we continued to gain traction on products sold in the region, specifically in the industrial and automotive markets. The North America market also performed well in the quarter.

Business Outlook

As we look to the second quarter, we expect revenue to range between $212 million and $228 million, or an increase of 2.8 percent to 10.6 percent sequentially. We expect gross margin to be 31.5 percent, plus or minus 2 percent. Operating expenses are expected to be approximately 22.4 percent of revenue, plus or minus 1 percent. We expect our income tax rate to be 25 percent, plus or minus 3 percent, and shares used to calculate diluted EPS for the second quarter are anticipated to be approximately 49.3 million.

Factors Relevant to Our Results of Operations

The following has affected, and, we believe, will continue to affect, our operating results:

●

Net sales for the three months ended March 31, 2015 was $206 million, compared to $210 million in the same period last year. This decrease in net sales was due to softness in the Asia computing market and the currency impact from a stronger U.S. dollar versus the Euro.

●

Our gross profit margin was 31.0% for the three months ended March 31, 2015, compared to 29.3% in the same period last year. Our gross margin percentage increased over the same period last year due to cost reductions and improved product mix. Future gross profit margins will depend primarily on market prices, our product mix, manufacturing cost savings, and the demand for our products.

●

For the three months ended March 31, 2015 and 2014, the percentage of our net sales derived from our Asian subsidiaries was approximately 78% and 80%, respectively. Europe accounted for approximately 11% of our net sales for the three months ended March 31, 2015, compared to 10% in the same period last year. In addition, North America accounted for approximately 11% of our net sales for the three months ended March 31, 2015, compared to 10% for the same period last year.

●

For the three months ended March 31, 2015, we invested approximately $34 million in our manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on, among other factors, product demand and new product developments.

●

For the three months ended March 31, 2015, our OEM and electronic manufacturing services (“EMS”) customers together accounted for approximately 31% of our net sales, while our global network of distributors accounted for approximately 69% of our net sales. Compared to the same period last year, the percentage of net sales to our global network of distributors was relatively flat.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following table sets forth the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	'14 to '15
Net sales	100%	100%	1
Cost of goods sold	(69)	(71)	(4)
Gross profit	31	29	4
Operating expenses	(23)	(22)	-
Income from operations	8	7	18
Other income (expense)	-	(1)	(30)
Income before income taxes and noncontrolling interest	8	6	23
Income tax provision	(2)	(1)	64
Net income	6	5	13
Net income attributable to noncontrolling interest	(1)	-	164
Net income attributable to common stockholders	5	5	9

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2015	2014
Net Sales	$206,182	$209,986

Net sales decreased approximately $4 million for the three months ended March 31, 2015, compared to the same period last year. The 1.8% decrease in net sales represented a 0.5% decrease in units sold and a 1.3% decrease in average selling price. The net sales decrease for the three months ended March 31, 2015 was mainly attributable to softness in the computing market in Asia and the currency impact from a stronger U.S. dollar versus the Euro.

	2015	2014
Cost of goods sold	$142,269	$148,405
Gross profit	$63,913	$61,581
Gross profit margin	31.0%	29.3%

Cost of goods sold decreased approximately $6 million for the three months ended March 31, 2015, compared to the same period last year. As a percent of sales, cost of goods sold decreased to 69.0% for the three months ended March 31, 2015, compared to 70.7% in the same period last year. Average unit cost decreased 3.7% for the three months ended March 31, 2015 compared to the same period last year, and this was due to cost reductions and improved product mix.

For the three months ended March 31, 2015, gross profit increased by approximately $2 million, or 3.8%, compared to the same period last year. Gross margin increased to 31.0% for the three months ended March 31, 2015, compared to 29.3% for the same period last year. This increase is due to cost reductions and improved product mix.

	2015	2014
Operating expenses	$47,010	$47,238

Operating expenses for the three months ended March 31, 2015 remained relatively flat compared to the same period last year. Each of the components within operating expenses, selling, general and administrative expenses (“SG&A”), research and development expenses (“R&D”), and other operating expenses, remained relatively flat. SG&A, as a percentage of sales, was 15.4% for both the three months ended March 31, 2015 and 2014. R&D, as a percentage of sales, was 6.5% for both the three months ended March 31, 2015 and 2014.

	2015	2014
Other expense	$(939)	$(1,350)

Other expense for the three months ended March 31, 2015 was slightly lower compared to the same period last year. The decrease in other expense for 2015 compared to 2014 was driven primarily by the reduction in interest expense from the reduction of long-term debt, partially offset by foreign currency losses.

	2015	2014
Income tax provision	$4,187	$2,547

We recognized income tax expense of approximately $4 million for the three months ended March 31, 2015 and $3 million for the three months ended March 31, 2014. The effective tax rate was 26.2% for the three months ended March 31, 2015, compared to 19.6% in the same period last year.   The increase in income taxes for 2015 compared to 2014 is a result of increased earnings in higher tax jurisdictions.  Our effective tax rates for the three months ended March 31, 2015 and 2014, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally as a result of income in lower-taxed jurisdictions.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. credit agreement consisting of a $300 million revolving senior credit facility (the “Revolver”). The Revolver matures on January 8, 2018, and as of March 31, 2015, $116 million was outstanding. In addition, we have foreign credit facilities with borrowing capacities of approximately $82 million with $1 million in outstanding borrowings and $1 million used for import and export guarantees and bank acceptance notes. We also have foreign long-term debt of approximately $2 million.  Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2014 and March 31, 2015 our working capital was $538 million and $516 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the three months ended March 31, 2015 and 2014 were $34 million and $12 million, respectively. For the first three months of 2015 capital expenditures were approximately 16% of our net sales, which is higher than our reduced capital spending target range of 5% to 9% of net sales due to the delayed receipt of approximately $6 million of assembly and test equipment.

We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax.  Accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.  As of March 31, 2015, our foreign subsidiaries held approximately $231 million of cash, cash equivalents and investments of which approximately $178 million would be subject to a potential tax if repatriated to the U.S.

As of March 31, 2015, we had short-term investments totaling $27 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit all earned and future interest income.

Discussion of Cash Flow

Cash and cash equivalents decreased from $243 million at December 31, 2014 to $222 million at March 31, 2015 primarily from cash used by investing and financing activities, partially offset by cash provided by operating activities.

A summary of the consolidated condensed statements of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Net cash provided by operating activities	$38,568	$46,118	$(7,550)
Net cash used by investing activities	(38,179)	(7,807)	(30,372)
Net cash used by financing activities	(17,612)	(20,322)	2,710
Effect of exchange rates on cash and cash equivalents	(3,664)	(2,982)	(682)
Net increase in cash and cash equivalents	$(20,887)	$15,007	$(35,894)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2015 was $39 million, resulting primarily from $12 million of net income, $21 million in depreciation and amortization, $4 million of non-cash share-based compensation expense, an increase in accounts payable, offset partially by an increase in inventories, prepaid expenses, accrued liabilities, and other.  Net cash provided by operating activities was $46 million for the same period last year, resulting primarily from $10 million in net income, $19 million in depreciation and amortization, $3 million of non-cash share-based compensation expense and changes in assets and liabilities.

Investing Activities

Net cash used by investing activities was $38 million for the three months ended March 31, 2015, compared to net cash used by investing activities of $8 million for the same period last year. This increase in net cash used was primarily due to purchases of short-term investments and property, plant, and equipment.

Financing Activities

Net cash used by financing activities was $18 million for the three months ended March 31, 2015, compared to net cash used in financing activities of $20 million in the same period last year. Net cash used in 2015 consisted primarily of repayments on lines of credit and long-term debt, offset partially by advances on lines of credit and proceeds from issuance of common stock. Net cash used in 2014 consisted primarily of repayments on lines of credit and long-term debt.

Debt Instruments

There have been no material changes to our debt instruments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 2, 2015.

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

Contractual Obligations

There have been no material changes in any of our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 2, 2015, except for our agreement relating to the U.K. defined benefit plan originally adopted in 2012.  As part of the required pension review, which occurs every three years under the U.K. pension regulations, we had discussions with the trustees and adopted a revised payment plan in early 2015, in which we have agreed to extend the payment of approximately GBP 2 million through 2030.  This revised payment plan resulted in an increase of total required contributions from $13 million to $49 million to match the underfunded status as of March 31, 2015. See Note I of the Notes to Consolidated Condensed Financial Statements for additional information.

Critical Accounting Policies

Our critical accounting policies, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, relate to revenue recognition, inventories, accounting for income taxes, goodwill and other indefinite lived assets, share-based compensation, fair value measurements, defined benefit plan and contingencies. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 2, 2015.

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

For more detailed discussion of these factors, see the “Risk Factors” discussion in Item 1A of our most recent Annual Report on Form 10-K as filed with the SEC and in Part II, Item 1A of this report. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

•

We depend on third-party suppliers for timely deliveries of raw materials, manufacturing services, products and process development, parts and capital equipment, as well as finished products from other manufacturers, and our reputation with customers, operating results and financial condition could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

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

•

Changes in actuarial assumptions for our defined benefit pension plan could increase the volatility of the plan’s assets value, require us to increase cash contributions to the plan and have a negative impact on our cash flows, operating results and financial condition.

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
•

We have significant operations and assets in China, the U.K., Germany, Hong Kong and Taiwan and, as a result, will be subject to risks inherent in doing business in those jurisdictions, which may adversely affect our financial performance and operating results.

•

A slowdown in the Chinese economy could limit the growth in demand for electronic devices containing our products, which would have a material adverse effect on our business, operating results and prospects.

•	Economic regulation in China could materially and adversely affect our business, operating results and prospects.
•	We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act, the U.K.’s Bribery Act 2010 and similar worldwide anti-bribery laws.
•	We are subject to foreign currency risk as a result of our international operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation, we are subject to certain market risks including foreign currency, interest rate, political instability, inflation and credit. We consider a variety of practices to manage these market risks. There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015.

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

From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any current pending legal proceeding will not have any material adverse effect on our financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact our business and operating results for the period in which the ruling occurs or future periods.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 2, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no repurchases of our Common Stock during the first quarter of 2015.

Item 3. Defaults Upon Senior Securities

There are no matters to be reported under this heading.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-Q	May 10, 2013	3.1
3.2	Amended By-laws of the Company as of September 6, 2014	8-K	September 10, 2014	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	Amended Consulting Agreement, dated as of January 1, 2015 between Diodes Incorporated and Keylink International	10-K	March 2, 2015	10.78
10.2	Chemical Warehouse Lease Agreement, dated November 1, 2014, between Shanghai Kaihong Electronic Co., Ltd. and Shaghai Ding Hong Electronic Co., Ltd.	10-K	March 2, 2015	10.79
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
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

DIODES INCORPORATED (Registrant)

By: /s/ Richard D. White	May 11, 2015
RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)