Form 10-Q
period 2015-06-30
DIODES INC /DEL/
filed 2015-08-07
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of August 4, 2015 was 48,601,019.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$194,592	$243,000
Short-term investments	25,844	11,726
Accounts receivable, net	206,637	188,248
Inventories	195,274	182,026
Deferred income taxes, current	11,317	11,295
Prepaid expenses and other	47,882	50,510
Total current assets	681,546	686,805

PROPERTY, PLANT AND EQUIPMENT, net	341,538	309,931

DEFERRED INCOME TAXES, non-current	32,474	32,550

OTHER ASSETS
Goodwill	82,067	81,229
Intangible assets, net	41,278	45,028
Other	26,281	23,614
Total assets	$1,205,184	$1,179,157

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

LIABILITIES AND EQUITY

(In thousands, except share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
CURRENT LIABILITIES
Lines of credit and short-term debt	$979	$1,064
Accounts payable	88,321	79,390
Accrued liabilities	76,957	60,436
Income tax payable	7,187	8,381
Total current liabilities	173,444	149,271

LONG-TERM DEBT, net of current portion	99,684	140,787

OTHER LONG-TERM LIABILITIES	77,115	78,932
Total liabilities	350,243	368,990

COMMITMENTS AND CONTINGENCIES (See Note H)

EQUITY
Diodes Incorporated stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 48,241,281 and 47,591,092 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	32,162	31,729
Additional paid-in capital	330,339	314,942
Retained earnings	516,216	490,006
Accumulated other comprehensive loss	(67,118)	(68,402)
Total Diodes Incorporated stockholders' equity	811,599	768,275
Noncontrolling interest	43,342	41,892
Total equity	854,941	810,167
Total liabilities and equity	$1,205,184	$1,179,157

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET SALES	$219,453	$223,217	$425,634	$433,203
COST OF GOODS SOLD	150,016	152,913	292,284	301,318
Gross profit	69,437	70,304	133,350	131,885

OPERATING EXPENSES
Selling, general and administrative	31,882	33,291	63,613	65,621
Research and development	13,590	12,781	26,899	25,701
Other operating expenses	1,967	1,089	3,937	3,077
Total operating expenses	47,439	47,161	94,449	94,399

Income from operations	21,998	23,143	38,901	37,486

OTHER INCOME (EXPENSES)	(741)	359	(1,681)	(991)
Income before income taxes and noncontrolling interest	21,257	23,502	37,220	36,495

INCOME TAX PROVISION	5,399	5,651	9,586	8,198

NET INCOME	15,858	17,851	27,634	28,297

Less: NET INCOME attributable to noncontrolling interest	(780)	(466)	(1,424)	(710)
NET INCOME attributable to common stockholders	$15,078	$17,385	$26,210	$27,587

EARNINGS PER SHARE attributable to common stockholders
Basic	$0.31	$0.37	$0.55	$0.59
Diluted	$0.31	$0.36	$0.53	$0.57
Number of shares used in computation
Basic	48,076	46,889	47,872	46,794
Diluted	49,250	48,423	49,091	48,223

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$15,858	$17,851	$27,634	$28,297
Foreign currency translation adjustment	4,909	3,340	(1,251)	(595)
Unrealized gain (loss) on defined benefit plan, net of tax	4,448	(1,816)	2,635	(550)
Unrealized foreign currency gain (loss), net of tax	397	372	(101)	450
Comprehensive income	25,612	19,747	28,917	27,602
Less: Comprehensive income attributable to noncontrolling interest	(780)	(466)	(1,424)	(710)
Total comprehensive income attributable to common stockholders	$24,832	$19,281	$27,493	$26,892

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES	$52,951	$80,066

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in restricted cash	(2,611)	972
Purchases of property, plant and equipment	(46,877)	(23,668)
Proceeds from sales of property, plant, and equipment	19	1,428
Purchases of equity securities	(3,241)	(1,842)
Purchases of short-term investments	(35,095)	-
Proceeds from sale of equity securities and short-term investments	21,135	5,380
Other	(94)	308
Net cash used in investing activities	(66,764)	(17,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on lines of credit and short-term debt	1,449	4,335
Repayments on lines of credit and short-term debt	(1,550)	(7,622)
Repayments of long-term debt	(41,145)	(20,710)
Net proceeds from issuance of common stock	8,274	2,913
Other	(139)	(147)
Net cash used in financing activities	(33,111)	(21,231)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,484)	(2,583)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,408)	38,830
CASH AND CASH EQUIVALENTS, beginning of period	243,000	196,635
CASH AND CASH EQUIVALENTS, end of period	$194,592	$235,465

SUPPLEMENTAL CASH FLOW INFORMATION:
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$(18,963)	$(1,968)

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements

Nature of Operations

Diodes Incorporated, together with its subsidiaries (collectively, the “Company,” “we” or “our”), is a leading global manufacturer and supplier of high-quality, application specific standard products within the broad discrete, logic and analog semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets throughout Asia, North America and Europe.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with U.S. GAAP for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the our Annual Report on Form 10-K for the year ended December 31, 2014. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2015. The consolidated condensed financial data at December 31, 2014 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 was originally effective for us in the first quarter of 2017, but in July 2015 the FASB approved a proposal to defer the effective date to the first quarter of 2018.  Under this proposal, early adoption is permitted as of the original effective time period of first quarter of 2017 and requires either a retrospective or a modified retrospective approach to adoption.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

NOTE B – Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
BASIC
Weighted average number of common shares outstanding used in computing basic earnings per share	48,076	46,889	47,872	46,794
Net income attributable to common stockholders	$15,078	$17,385	$26,210	$27,587
Earnings per share attributable to common stockholders	$0.31	$0.37	$0.55	$0.59

DILUTED
Weighted average number of common shares outstanding used in computing basic earnings per share	48,076	46,889	47,872	46,794
Add: Dilutive effect of stock options and stock awards outstanding	1,174	1,534	1,219	1,429
	49,250	48,423	49,091	48,223

Net income attributable to common stockholders	$15,078	$17,385	$26,210	$27,587
Earnings per share attributable to common stockholders	$0.31	$0.36	$0.53	$0.57

NOTE C – Inventories

Inventories stated at the lower of cost or market value are as follows (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$85,715	$73,564
Work-in-progress	45,645	42,417
Finished goods	63,914	66,045
Total	$195,274	$182,026

NOTE D – Goodwill and Intangible Assets

Changes in goodwill are as follows (in thousands):

Balance at December 31, 2014	$81,229
Foreign currency translation adjustment	838
Balance at June 30, 2015	$82,067

Intangible assets are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Intangible assets subject to amortization:
Gross carrying amount	$86,928	$86,928
Accumulated amortization	(43,968)	(40,164)
Foreign currency translation adjustment	(7,439)	(7,471)
Total	35,521	39,293
Intangible assets with indefinite lives:
Gross carrying amount	6,403	6,403
Foreign currency translation adjustment	(646)	(668)
Total	5,757	5,735
Total intangible assets, net	$41,278	$45,028

Amortization expense related to intangible assets subject to amortization was approximately $2 million for both the three months ended June 30, 2015 and 2014, and approximately $4 million for both the six months ended June 30, 2015 and 2014.

NOTE E – Income Tax Provision

Income tax expense of approximately $5 million and $6 million was recorded for the three months ended June 30, 2015 and 2014, respectively, and income tax expense of approximately $10 million and $8 million was recorded for the six months ended June 30, 2015 and 2014, respectively. This resulted in an effective tax rate of 25.8% for the six months ended June 30, 2015, as compared to 22.5% in the same period last year and compared to 23.7% for the full year of 2014.    The effective tax rate for the six months ended June 30, 2015 includes an immaterial charge for various discrete items. The estimated annual tax rate for 2015 is expected to be approximately 25%, excluding discrete items.  Our effective tax rates for the six months ended June 30, 2015 and 2014, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally from the impact of income in lower-taxed jurisdictions.

For the three months ended June 30, 2015, we reported domestic and foreign pre-tax income of approximately $3 million and $18 million, respectively.  For the six months ended June 30, 2015, we reported domestic and foreign pre-tax income/(loss) of approximately $(3) million and $40 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to US tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.

The impact of tax holidays decreased our tax expense by approximately $2 million and $1 million for the six months ended June 30, 2015 and 2014, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the six months ended June 30, 2015 and 2014 was approximately $0.04 and $0.03, respectively.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007, or for the 2010 tax year.  We are no longer subject to China income tax examinations by tax authorities for tax years before 2005. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, we are no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our reserve for any adjustments that may result from tax audits. We recognize accrued interest and penalties related to unrecognized tax benefits in interest expense. As of June 30, 2015, the gross amount of unrecognized tax benefits was approximately $19 million.

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

NOTE F – Share-Based Compensation

The following table shows the total compensation expensed for share-based compensation plans, including stock options and share grants, recognized in the statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of goods sold	$122	$107	$245	$203
Selling, general and administrative	3,389	2,979	6,594	5,829
Research and development	364	305	716	578

Total share-based compensation expense	$3,875	$3,391	$7,555	$6,610

Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire eight years after the grant date, and expense was estimated on the date of grant using the Black-Scholes-Merton option pricing model.

The total net cash proceeds received from stock option exercises during the six months ended June 30, 2015 was approximately $8 million. Stock option expense was approximately $1 million for both the three months ended June 30, 2015 and 2014, and $3 million and $2 million for the six months ended June 30, 2015 and 2014, respectively.

A summary of the stock option grants is as follows:

Stock Options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2015	2,736	$21.26	4	$17,840
Granted	-	-
Exercised	(534)	15.49		6,976
Forfeited or expired	(16)	-
Outstanding at June 30, 2015	2,186	$22.65	4	$6,309
Exercisable at June 30, 2015	1,849	$22.37	4	$5,833

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price.

As of June 30, 2015, total unrecognized share-based compensation expense related to unvested stock options, net of forfeitures, was approximately $4 million, before income taxes, and is expected to be recognized over a weighted average period of approximately two years.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

Share grant expense for both the three months ended June 30, 2015 and 2014 was approximately $3 million, and share grant expense for the six months ended June 30, 2015 and 2014 was approximately $6 million and $5 million, respectively.

A summary of our non-vested share grants is as follows:

Share Grants	Shares (000)	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value ($000)
Non-vested at January 1, 2015	1,535	$23.32	$42,324
Granted	312	26.19
Vested	(116)	25.72	3,016
Forfeited	(27)	26.00
Non-vested at June 30, 2015	1,704	$23.70	$40,936

As of June 30, 2015, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $22 million, before income taxes, and is expected to be recognized over a weighted average period of approximately three years.

NOTE G – Segment Information and Enterprise-Wide Disclosure

For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type.

Our primary operations include operations in Asia, North America and Europe.

Net sales are attributed to geographic areas based on the location of subsidiaries producing the net sales (in thousands):

Three Months Ended	Asia	North America	Europe	Consolidated
June 30, 2015
Total sales	$202,731	$39,921	$45,115	$287,767
Inter-company sales	(30,718)	(17,402)	(20,194)	(68,314)
Net sales	$172,013	$22,519	$24,921	$219,453

Three Months Ended	Asia	North America	Europe	Consolidated
June 30, 2014
Total sales	$200,955	$38,304	$47,383	$286,642
Inter-company sales	(25,518)	(15,650)	(22,257)	(63,425)
Net sales	$175,437	$22,654	$25,126	$223,217

As of and for the Six Months Ended	Asia	North America	Europe	Consolidated
June 30, 2015
Total sales	$394,019	$79,162	$88,236	$561,417
Inter-company sales	(61,557)	(34,042)	(40,184)	(135,783)
Net sales	$332,462	$45,120	$48,052	$425,634

Property, plant and equipment, net	$295,555	$25,600	$20,383	$341,538
Total assets	$894,645	$131,885	$178,654	$1,205,184

As of and for the Six Months Ended	Asia	North America	Europe	Consolidated
June 30, 2014
Total sales	$390,322	$75,089	$88,929	$554,340
Inter-company sales	(48,802)	(30,387)	(41,948)	(121,137)
Net sales	$341,520	$44,702	$46,981	$433,203

Property, plant and equipment, net	$262,186	$28,016	$22,340	$312,542
Total assets	$866,715	$130,085	$188,935	$1,185,735

Geographic Information

Net sales were derived from (shipped to) customers located in the following countries (in thousands):

	Net Sales
	for the Three Months		Percentage of
	Ended June 30,		Net Sales
	2015	2014	2015	2014
China	$130,216	$139,703	59%	63%
United States	21,200	21,765	10%	10%
Korea	17,981	14,110	8%	6%
Germany	16,205	16,372	7%	7%
Singapore	13,515	12,498	6%	6%
Taiwan	7,127	6,698	3%	3%
All Others (1)	13,209	12,071	7%	5%
Total	$219,453	$223,217	100%	100%

	Net Sales
	for the Six Months		Percentage of
	Ended June 30,		Net Sales
	2015	2014	2015	2014
China	$251,983	$267,160	59%	62%
United States	41,626	41,406	10%	10%
Korea	35,247	34,235	8%	8%
Germany	31,536	31,199	7%	7%
Singapore	27,690	22,116	7%	5%
Taiwan	11,411	13,581	3%	3%
All Others (1)	26,141	23,506	6%	5%
Total	$425,634	$433,203	100%	100%
(1)	Represents countries with less than 3% of the total net sales each.

NOTE H – Commitments and Contingencies

Purchase commitments – As of June 30, 2015, we had approximately $39 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.

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

On September 15, 2014, the United States District Court for the Eastern District of Texas issued an order regarding the putative securities class action entitled Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund v. Diodes, Inc., Civil Action No. 6:13- cv-00247 (E.D. Tex. filed Mar. 15, 2013) (the “Class Action”), granting defendants’ motion to dismiss the Class Action with prejudice. On October 13, 2014, plaintiffs filed a notice of appeal to the order dismissing the Class Action to the United States Court of Appeals for the Fifth Circuit. The appeal is fully briefed.  The Court has set oral argument for September 3, 2015.

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

Net periodic benefit costs associated with the defined benefit plan were less than $1 million for both the three months ended June 30, 2015 and 2014, and $1 million for both the six months ended June 30, 2015 and 2014.

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status of our plan (in thousands):

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2014	$159,715
Service cost	152
Interest cost	2,840
Actuarial gain	(2,881)
Benefits paid	(2,064)
Currency changes	1,318
Benefit obligation at June 30, 2015	$159,080
Change in plan assets:
Fair value of plan assets at December 31, 2014	$122,780
Actual return on plan assets	1,944
Employer contribution	305
Benefits paid	(2,064)
Currency changes	1,068
Fair value of plan assets at June 30, 2015	$124,033
Underfunded status at June 30, 2015	$(35,047)

Based on an actuarial study performed as of June 30, 2015, the plan is underfunded and a liability is reflected in our consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of June 30, 2015 was 3.9%.

The following weighted-average assumptions were used to determine net periodic benefit costs for the three months ended June 30, 2015:

Discount rate	3.7%
Expected long-term return on plan assets	5.2%

During the second quarter of 2012, we adopted a payment plan with the trustees of the defined benefit plan, under which we would pay approximately British Pound (“GBP”) 2 million (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) every year from 2012 through 2019. In 2015, based on the pension deficit, we adopted (as required every three years) an amended payment plan that Zetex had in place with the trustees of the defined benefit plan in which we will pay contributions of approximately GBP 2 million (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) annually through 2030. This revised payment plan resulted in an increase of total required contributions from GBP 8 million to GBP 33 million (approximately $52 million at June 30, 2015).

We also have pension plans in Germany and Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, are not included in the figures or assumptions above.

Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At June 30, 2015, these investments totaled approximately $5 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE J – Related Parties

We conduct business with two related party companies, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 17% of our outstanding Common Stock as of June 30, 2015, and is a member of the Lite-On Group of companies. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite- On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. L.P. Hsu, a member of our Board of Directors serves as a consultant to LTC, and is a supervisor of the board of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.

We also conduct business with two significant companies, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”), and Chengdu Ya Guang Electronic Company Limited (“Ya Guang”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities. In addition, Ya Guang is our 5% joint venture partner in our two Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang. The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

Lite-On Semiconductor Corporation – We sell semiconductor products to LSC and purchase semiconductor products from LSC for subsequent sale, making LSC one of our largest suppliers.

Net sales to, and purchases from, LSC are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$82	$164	$387	$279
Purchases	$6,944	$8,374	$13,667	$15,712

Keylink International (B.V.I.) Inc. – We sell semiconductor products to Keylink and purchase semiconductor products from Keylink for subsequent sale. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to Keylink. We also pay a consulting fee to Keylink.  The aggregate amounts for these services for both the three months ended June 30, 2015 and 2014 were approximately $5 million.  The aggregate amounts for these services for both the six months ended June 30, 2015 and 2014 were approximately $9 million.

Net sales to, and purchases from, Keylink are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$2,312	$2,116	$4,677	$4,380
Purchases	$2,165	$2,070	$3,681	$3,716

Nuvoton Technology Corporation – We purchase wafers from Nuvoton that we use in the production of finished goods.

Net purchases from Nuvoton are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Purchases	$3,311	$3,237	$6,745	$6,573

Accounts receivable from, and accounts payable to, LSC, Keylink and Nuvoton are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Accounts receivable
LSC	$71	$215
Keylink	4,693	4,142
	$4,764	$4,357
Accounts payable
LSC	$5,434	$4,458
Keylink	6,605	6,472
Nuvoton	1,604	1,167
	$13,643	$12,097

NOTE K – Subsequent Events

On July 21, 2015, we entered into an employment agreement (the “Agreement”) with Dr. Keh-Shew Lu, President and Chief Executive Officer of the Company, (the “Employee”), pursuant to which he will continue to be employed by the Company for an additional seven-year term.  The term of the Agreement commences on July 21, 2015 and ends on May 31, 2022, unless sooner terminated as provided in the Agreement or due to Employee’s death.  As part of the Agreement between the Employee and the Company, we also entered into a Stock Unit Agreement to grant the Employee stock units with respect to the Common Stock of the Company as follows: 150,000 stock units on July 21, 2015, 250,000 stock units on July 1, 2016, 250,000 stock units on July 1, 2017, and 50,000 stock units on July 1, 2018. The grant has an expiration date of June 1, 2025. The grant can only become vested upon satisfaction of two separate vesting conditions: a service-based vesting requirement and a performance-based vesting requirement. The service-based vesting requirement will be satisfied in installments of 100,000 stock units per year beginning in July 1, 2016 and in each of the six subsequent years so long as the Employee continues to render services to the Company.  The performance-based vesting requirement will be satisfied as of the third business day after the date that the Company files with the SEC an Annual Report on Form 10-K or a Quarterly Report on Form 10-Q stating the achievement of a specified amount of gross profit for the Company. Each stock unit that becomes vested will be exchanged for a Company common share upon vesting.  Stock units that never become vested will be forfeited.   If before the attainment of the vesting conditions, the Employee terminates his employment with the Company under certain qualified circumstances or there occurs a change of control, then his grant may become performance-based vested based on the pro-rata performance percentage on the terms and conditions set forth in the Stock Unit Agreement.  The estimated fair value of this grant is approximately $16 million and is being expensed on a straight line basis through July 1, 2022. See the Company’s Form 8-K filed with the SEC on July 27, 2015 for additional information.

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

This management’s discussion should be read in conjunction with the management’s discussion included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with Securities and Exchange Commission. (Amounts are rounded to the nearest million).

Highlights

●

Net sales for the three months ended June 30, 2015 was approximately $219 million, a decrease of $4 million, or 1.7%, over the same period last year, and a sequential increase of 6.4% compared to the $206 million in the first quarter of 2015;

●	Net sales for the six months ended June 30, 2015 was approximately $426 million, a decrease of $7 million, or 1.7%, over the same period last year;
●

Gross profit for the three months ended June 30, 2015 was approximately $69 million, a decrease of $1 million, or 1.2%, over the same period last year, and a sequential increase of 7.8% compared to the $64 million in the first quarter of 2015;

●	Gross profit for the six months ended June 30, 2015 was approximately $133 million, an increase of $1 million, or 1.1%, over the same period last year;
●	Gross profit margin for the three months ended June 30, 2015 was 31.6%, compared to 31.5% in the same period last year, and 31.0% in the first quarter of 2015;
●	Gross profit margin for the six months ended June 30, 2015 was 31.3%, compared to 30.4% in the same period last year;
●

Net income attributable to common stockholders for the three months ended June 30, 2015 was approximately $15 million, or $0.31 per diluted share, compared to net income attributable to common stockholders of $17 million, or $0.36 per diluted share, in the same period last year, and net income attributable to common stockholders of $11 million, or $0.23 per diluted share, in the first quarter of 2015;

●

Net income attributable to common stockholders for the six months ended June 30, 2015 was approximately $26 million, or $0.53 per diluted share, compared to net income attributable to common stockholders of $28 million, or $0.57 per diluted share, in the same period last year; and

●	Cash flows from operating activities were approximately $53 million for the six months ended June 30, 2015, compared to $80 million in the same period last year.

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

First Two Quarters of 2015

For the first quarter of 2015, revenue declined sequentially due to greater than expected softness in the computing market in Asia as well as the currency impact from a stronger U.S. dollar versus the Euro.  In spite of the lower revenue base, we further enhanced product mix to enable gross profit improvement year-over-year and to sustain gross margin at 31% in the quarter. Additionally, our ongoing cost reduction efforts helped to support profit margins and achieve earnings of $0.23 per share. Notable in the quarter, revenue in Europe grew almost 14% sequentially despite the headwinds from the weaker Euro as we continued to gain traction on products sold in the region, specifically in the industrial and automotive markets. The North America market also performed well in the quarter.

For the Second Quarter of 2015, Revenue was up 6.4% sequentially due to continued strength in the industrial and automotive markets, especially in Europe where revenue increased 8% after growing 14% last quarter despite the weak Euro. Our growth this quarter is particularly noteworthy considering the continued weakness in the computing market. Also significant, we improved gross margin 60 basis points sequentially despite pricing pressure in the computing market as we continued to benefit from our product mix improvements and cost reduction efforts.

Business Outlook

As we look to the third quarter, we expect revenue to range between $209 million and $225 million, or a decrease of 4.8% to an increase of 2.5% sequentially. At the midpoint of the guidance, total revenue is projected down 1% from the second quarter due to a significant reduction in the revenue associated with assembly test manufacturing services; revenue excluding manufacturing services is projected to grow approximately 3% sequentially.  We expect gross margin to be 31.5%, plus or minus 2%. Operating expenses are expected to be approximately 22.2% of revenue, plus or minus 1%. We expect our income tax rate to be 26%, plus or minus 3%, and shares used to calculate diluted EPS for the third quarter are anticipated to be approximately 49.6 million.

Factors Relevant to Our Results of Operations

The following has affected, and, we believe, will continue to affect, our operating results:

●	Net sales for the six months ended June 30, 2015 was $426 million, compared to $433 million in the same period last year. This decrease in net sales was due to softness in the computing market.
●

Our gross profit margin was 31.3% for the six months ended June 30, 2015, compared to 30.4% in the same period last year. Our gross margin percentage increased over the same period last year due to continued benefit of product mix improvement and cost reductions. Future gross profit margins will depend primarily on market prices, our product mix, manufacturing cost savings, and the demand for our products.

●

For the six months ended June 30, 2015 and 2014, the percentage of our net sales derived from our Asian subsidiaries was approximately 78% and 79%, respectively. Europe accounted for approximately 12% and 11% of our net sales for the six months ended June 30, 2015 and 2014, respectively. In addition, North America accounted for approximately 10% of our net sales for both the six months ended June 30, 2015 and 2014.

●

For the six months ended June 30, 2015, we invested approximately $65 million in our manufacturing facilities, and we expect to continue to invest in our manufacturing facilities, although the amount to be invested will depend on, among other factors, product demand and new product developments.

●

For the six months ended June 30, 2015, our OEM and electronic manufacturing services (“EMS”) customers together accounted for approximately 31% of our net sales, while our global network of distributors accounted for approximately 69% of our net sales. Compared to the same period last year, the percentage of net sales to our global network of distributors was relatively flat.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

The following table sets forth the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	'14 to '15
Net sales	100%	100%	(2)
Cost of goods sold	(68)	(68)	(2)
Gross profit	32	32	(1)
Operating expenses	(22)	(22)	1
Income from operations	10	10	(5)
Other income (expense)	-	-	(306)
Income before income taxes and noncontrolling interest	10	10	(10)
Income tax provision	(2)	(3)	(4)
Net income	8	8	(11)
Net income attributable to noncontrolling interest	-	-	67
Net income attributable to common stockholders	8	8	(13)

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. This discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2015	2014
Net Sales	$219,453	$223,217

Net sales decreased approximately $4 million for the three months ended June 30, 2015, compared to the same period last year. The 1.7% decrease in net sales represented a 3.7% decrease in units sold, partially offset by a 2.0% increase in average selling price (“ASP”). The net sales decrease for the three months ended June 30, 2015 was mainly attributable to softness in the computing market.

	2015	2014
Cost of goods sold	$150,016	$152,913
Gross profit	$69,437	$70,304
Gross profit margin	31.6%	31.5%

Cost of goods sold decreased approximately $3 million for the three months ended June 30, 2015, compared to the same period last year. As a percent of sales, cost of goods sold decreased slightly to 68.4% for the three months ended June 30, 2015, compared to 68.5% in the same period last year. Average unit cost was flat for the three months ended June 30, 2015 compared to the same period last year, and this was due to continued benefit of improved product mix and cost reductions.

For the three months ended June 30, 2015, gross profit decreased by approximately $1 million, or 1.2%, compared to the same period last year. Gross margin increased to 31.6% for the three months ended June 30, 2015, compared to 31.5% for the same period last year. This increase was due to continued benefit of improved product mix and cost reductions.

	2015	2014
Operating expenses	$47,439	$47,161

Operating expenses for the three months ended June 30, 2015 remained relatively flat compared to the same period last year. Each of the components within operating expenses, selling, general and administrative expenses (“SG&A”), research and development expenses (“R&D”), and other operating expenses, remained relatively flat. SG&A, as a percentage of sales, was 14.5% and 14.9% for the three months ended June 30, 2015 and 2014, respectively. R&D, as a percentage of sales, was 6.2% and 5.7% for the three months ended June 30, 2015 and 2014, respectively.

	2015	2014
Other income (expense)	$(741)	$359

Other expense for the three months ended June 30, 2015 was $1 million, and other income for the three months ended June 30, 2014 was less than $1 million. Other expense for the three months ended June 30, 2015 was primarily due to interest expense and foreign currency losses, partially offset by interest income. Other income for the three months ended June 30, 2014 was primarily due to gain on securities carried at fair value and interest income, partially offset by interest expense.

	2015	2014
Income tax provision	$5,399	$5,651

We recognized income tax expense of approximately $5 million for the three months ended June 30, 2015 and $6 million for the three months ended June 30, 2014. The effective tax rate was 25.4% for the three months ended June 30, 2015, compared to 24% in the same period last year.   The decrease in income taxes for 2015 compared to 2014 was a result of decreased worldwide earnings, partially offset by increased earnings in higher tax jurisdictions.  Our effective tax rates for the three months ended June 30, 2015 and 2014, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally as a result of income in lower-taxed jurisdictions.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

The following table sets forth the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	'14 to '15
Net sales	100%	100%	(2)
Cost of goods sold	(69)	(70)	(3)
Gross profit	31	30	1
Operating expenses	(22)	(22)	-
Income from operations	9	8	4
Other income (expense)	-	-	70
Income before income taxes and noncontrolling interest	9	8	2
Income tax provision	(3)	(2)	17
Net income	6	6	(2)
Net income attributable to noncontrolling interest	-	-	101
Net income attributable to common stockholders	6	6	(5)

The following discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. This discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2015	2014
Net Sales	$425,634	$433,203

Net sales decreased approximately $8 million for the six months ended June 30, 2015, compared to the same period last year. The 1.7%% decrease in net sales represented a 2.1% decrease in units sold, slightly offset by a 0.4% increase in ASP. The revenue decrease for the six months ended June 30, 2014 was mainly attributable to softness in the computing market.

	2015	2014
Cost of goods sold	$292,284	$301,318
Gross profit	$133,350	$131,885
Gross profit margin	31.3%	30.4%

Cost of goods sold decreased approximately $9 million, or 3%, for the six months ended June 30, 2015, compared to the same period last year. As a percent of sales, cost of goods sold decreased to 68.7% for the six months ended June 30, 2014, compared to 69.6% in the same period last year, and average unit cost decreased by 0.9%. This increase is due to continued benefit of improved product mix and cost reductions

	2015	2014
Operating expenses	$94,449	$94,399

Operating expenses for the six months ended June 30, 2015 were relatively flat compared to the same period last year. Of the components within operating expenses, SG&A decreased by $2 million, which was offset by a $1 million increase in R&D and a $1 million increase in other operating expenses. SG&A, as a percentage of sales, decreased slightly to 14.9% for the six months ended June 30, 2015, compared to 15.1% in the same period last year, and R&D, as a percentage of sales, increased slightly to 6.3% for the six months ended June 30, 2015, compared to 5.9% in the same period last year.

	2015	2014
Other expense	$(1,681)	$(991)

Other expense for the six months ended June 30, 2015 and 2014 was $2 million and $1 million, respectively. Other expense for the six months ended June 30, 2015 was primarily due to interest expense and loss on securities carried at fair value, partially offset by interest income.  Other expense for the six months ended June 30, 2014 was primarily due to interest expense and foreign currency losses, partially offset by gain on securities carried at fair value.

	2015	2014
Income tax provision	$9,586	$8,198

We recognized income tax expense of approximately $10 million for the six months ended June 30, 2015 and $8 million for the six months ended June 30, 2014. The estimated effective tax rate is approximately 25.8% for the six months ended June 30, 2015, compared to approximately 22.5% in the same period last year. The increase in income taxes for 2015 compared to 2014 was a result of increased earnings in higher tax jurisdictions.  Our effective tax rates for the six months ended June 30, 2015 and 2014, excluding discrete items, were lower than the U.S. statutory tax rate of 35%, principally as a result of income in lower-taxed jurisdictions.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. credit agreement consisting of a $300 million revolving senior credit facility (the “Revolver”). The Revolver matures on January 8, 2018, and as of June 30, 2015, $98 million was outstanding. In addition, we have short-term foreign credit facilities with borrowing capacities of approximately $74 million with $1 million in outstanding borrowings and $1 million used for import and export guarantees. We also have foreign long-term debt of approximately $2 million.  Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2014 and June 30, 2015 our working capital was $538 million and $508 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the six months ended June 30, 2015 and 2014 were $66 million and $26 million, respectively. For the first six months of 2015 capital expenditures were approximately 15.5% of our net sales, which is higher than our reduced capital spending target range of 5% to 9% of net sales primarily due to the Chengdu site expansion.

We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax.  Accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.  As of June 30, 2015, our foreign subsidiaries held approximately $211 million of cash, cash equivalents and investments of which approximately $160 million would be subject to a potential tax if repatriated to the U.S.

As of June 30, 2015, we had short-term investments totaling $26 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit all earned and future interest income.

Discussion of Cash Flow

Cash and cash equivalents decreased from $243 million at December 31, 2014 to $195 million at June 30, 2015 primarily from cash used by investing and financing activities, partially offset by cash provided by operating activities.

A summary of the consolidated condensed statements of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Net cash provided by operating activities	$52,951	$80,066	$(27,115)
Net cash used by investing activities	(66,764)	(17,422)	(49,342)
Net cash used by financing activities	(33,111)	(21,231)	(11,880)
Effect of exchange rates on cash and cash equivalents	(1,484)	(2,583)	1,099
Net increase (decrease) in cash and cash equivalents	$(48,408)	$38,830	$(87,238)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $53 million, resulting primarily from $28 million of net income, $41 million in depreciation and amortization, $8 million of non-cash share-based compensation expense, an increase in accounts payable, offset partially by an increase in inventories, accrued liabilities, and other assets.  Net cash provided by operating activities was $80 million for the same period last year, resulting primarily from $28 million in net income, $38 million in depreciation and amortization, $7 million of non-cash share-based compensation expense and changes in assets and liabilities.

Investing Activities

Net cash used by investing activities was $67 million for the six months ended June 30, 2015, compared to net cash used by investing activities of $17 million for the same period last year. This increase in net cash used was primarily due to purchases of property, plant, and equipment and short-term investments.

Financing Activities

Net cash used by financing activities was $33 million for the six months ended June 30, 2015, compared to net cash used by financing activities of $21 million in the same period last year. Net cash used in 2015 consisted primarily of repayments on lines of credit and long-term debt, offset partially by advances on lines of credit and proceeds from issuance of common stock. Net cash used in 2014 consisted primarily of repayments on lines of credit and long-term debt.

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

Contractual Obligations

There have been no material changes in any of our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 2, 2015, except for our agreement relating to the U.K. defined benefit plan originally adopted in 2012 and a second amendment to our credit agreement with Bank of America, N.A.  As part of the required pension review, which occurs every three years under the U.K. pension regulations, we had discussions with the trustees and adopted a revised payment plan in early 2015, in which we have agreed to extend the payment of approximately GBP 2 million annually through 2030.  This revised payment plan resulted in an increase of total required contributions from GBP 8 million to GBP 33 million (approximately $52 million at June 30, 2015). See Note I of the Notes to Consolidated Condensed Financial Statements for additional information.  For more information regarding the second credit agreement amendment, please see our Current Report on Form 8-K filed on June 24, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales or any repurchases of our Common Stock during the second quarter of 2015.

Item 3. Defaults Upon Senior Securities

There are no matters to be reported under this heading.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-Q	May 10, 2013	3.1
3.2	Amended By-laws of the Company as of September 6, 2014	8-K	September 10, 2014	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Collateral Agreement, dated as of June 19, 2015, between Diodes Incorporated, Diodes International B.V., and Bank of America, N.A. and other participating lenders.	8-K	June 24, 2015	99.1
10.2	Employment Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu*	8-K	July 27, 2015	99.1
10.3**	Stock Unit Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu*	8-K	July 27, 2015	99.3
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2***	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
*	Management contract or compensatory plans or arrangements.
**	Confidential treatment has been requested with respect to the omitted portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.
***

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

DIODES INCORPORATED (Registrant)

By: /s/ Richard D. White	August 7, 2015
RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)