Form 10-Q
period 2015-09-30
DIODES INC /DEL/
filed 2015-11-06
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of November 4, 2015 was 48,590,862.

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$188,755	$243,000
Short-term investments	24,586	11,726
Accounts receivable, net of allowances of $2,386 and $1,682 at September 30, 2015 and December 31, 2014, respectively	202,467	188,248
Inventories	197,698	182,026
Deferred income taxes, current	11,193	11,295
Prepaid expenses and other	38,389	50,510
Total current assets	663,088	686,805
Property, plant and equipment, at cost	835,721	747,723
Accumulated depreciation	(464,685)	(437,792)
Property, plant and equipment, net	371,036	309,931
Deferred income tax, non-current	32,259	32,550
Goodwill	79,389	81,229
Intangible assets, net	42,841	45,028
Other	24,580	23,614
Total assets	$1,213,193	$1,179,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

LIABILITIES AND EQUITY

(In thousands, except share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Liabilities
Current liabilities:
Lines of credit and short-term debt	$261	$1,064
Accounts payable	86,388	79,390
Accrued liabilities	91,868	60,436
Income tax payable	9,106	8,381
Total current liabilities	187,623	149,271
Long-term debt, net of current portion	93,510	140,787
Other long-term liabilities	74,591	78,932
Total liabilities	355,724	368,990

Commitments and contingencies (See Note H)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 48,588,184 and 47,591,092 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	32,394	31,729
Additional paid-in capital	335,835	314,942
Retained earnings	519,053	490,006
Accumulated other comprehensive loss	(77,564)	(68,402)
Total stockholders' equity	809,718	768,275
Noncontrolling interest	47,751	41,892
Total equity	857,469	810,167
Total liabilities and stockholders' equity	$1,213,193	$1,179,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$208,888	$233,777	$634,522	$666,980
Cost of goods sold	147,252	159,045	439,536	460,363
Gross profit	61,636	74,732	194,986	206,617

Operating expenses
Selling, general and administrative	34,669	33,897	98,282	99,518
Research and development	13,745	13,864	40,644	39,565
Amortization of acquisition related intangible assets	1,828	1,987	5,630	5,960
Loss (gain) on fixed assets	1,421	(20)	1,556	(916)
Total operating expenses	51,663	49,728	146,112	144,127

Income from operations	9,973	25,004	48,874	62,490
Other income (expense)	255	1,300	(1,426)	309
Income before income taxes and noncontrolling interest	10,228	26,304	47,448	62,799
Income tax provision	6,593	6,172	16,179	14,370
Net income	3,635	20,132	31,269	48,429
Less net income attributable to noncontrolling interest	798	705	2,222	1,415
Net income attributable to common stockholders	$2,837	$19,427	$29,047	$47,014

Earnings per share attributable to common stockholders:
Basic	$0.06	$0.41	$0.60	$1.00
Diluted	$0.06	$0.40	$0.59	$0.97
Number of shares used in earnings per share computation:
Basic	48,586	47,548	48,114	47,047
Diluted	49,564	48,736	49,351	48,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$3,635	$20,132	$31,269	$48,429
Foreign currency translation adjustment	(11,954)	(8,009)	(13,205)	(8,604)
Unrealized gain (loss) on defined benefit plan, net of tax	1,852	(4,991)	4,487	(5,541)
Unrealized foreign currency loss, net of tax	(343)	(779)	(444)	(329)
Comprehensive (loss) income	(6,810)	6,353	22,107	33,955
Less: Comprehensive income attributable to noncontrolling interest	798	705	2,222	1,415
Total comprehensive (loss) income attributable to common stockholders	$(7,608)	$5,648	$19,885	$32,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities	$98,453	$107,325

Cash flows from investing activities
Purchase TF Semiconductor Solutions, net of cash acquired	(1,033)	-
Decrease in restricted cash	527	1,278
Purchases of property, plant and equipment	(94,994)	(37,081)
Proceeds from sales of property, plant, and equipment	129	1,428
Purchases of equity securities	(4,553)	(1,842)
Purchases of short-term investments	(36,784)	-
Proceeds from maturity of short-term investments	23,156	8,516
Proceeds from sale of equity securities	3,968	562
Other	304	518
Net cash used in investing activities	(109,280)	(26,621)

Cash flows from financing activities
Advances on lines of credit and short-term debt	1,713	6,120
Repayments on lines of credit and short-term debt	(2,512)	(9,849)
Debt issuance costs	(1,158)	-
Repayments of long-term debt	(47,216)	(35,831)
Net proceeds from issuance of common stock	9,906	5,729
Repayment of capital lease obligation and other	(178)	(159)
Net cash used in financing activities	(39,445)	(33,990)

Effect of exchange rate changes on cash and cash equivalents	(3,973)	(6,500)
Increase (decrease) in cash and cash equivalents	(54,245)	40,214
Cash and cash equivalents, beginning of period	243,000	196,635
Cash and cash equivalents, end of period	$188,755	$236,849

Supplemental disclosure
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$(24,607)	$(5,298)

Acquisition of TF Semiconductor Solutions:
Total assets acquired	$8,697	$-
Total liabilities assumed	$86	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The condensed consolidated financial data at December 31, 2014 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 2, 2015 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2015.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. As permitted under GAAP, interim accounting for certain expenses, including income taxes, are based on full year forecasts. For interim financial reporting purposes, income taxes are recorded based upon estimated annual effective income tax rates taking into consideration discrete items occurring in a quarter. Dollar amounts and share amounts are presented in thousands, except per share amounts, unless otherwise noted.

Certain prior year’s balances have been reclassified to conform to the current financial statement presentation.

Business Combinations

During the normal course of business the Company makes acquisitions. In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is provided

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact to the Company’s financial statements:

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This standard is effective date in the first quarter of 2018.  Under this proposal, early adoption is permitted as of the original effective time period of first quarter of 2017 and requires either a retrospective or a modified retrospective approach to adoption.  We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost. This standard requires that costs associated with the issuance of debt previously recorded as deferred assets on the balance sheet now be reported as a direct reduction of the related debt balance. This standard is effective for interim and annual periods beginning January 1, 2016, but early adoption is permitted. We plan to adopt this standard in the first quarter of 2016. Upon adoption, this standard will be applied retrospectively to all prior periods presented. This standard will have no impact on the consolidated statements of operations and will have an immaterial impact from the reclassifications on our consolidated balance sheets.

ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”).   This standard requires in scope inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method.   The amendments do not apply to inventory that is measured using LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. The standard is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and requires prospective application, with earlier application permitted as of the beginning of an interim or annual reporting period. We are evaluating the effect that ASU 2015-11 will have on our consolidated financial statements and related disclosures.

NOTE B – Earnings per Share

Earnings per share (“EPS”) are calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS are calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. A total of 2.0 million and 1.0 million options and stock awards outstanding during the three and nine months ended September 30, 2015 and 2014, respectively were excluded from the calculation because the effect was anti-dilutive.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Earnings (numerator)
Net income attributable to common stockholders	$2,837	$19,427	$29,047	$47,014

Shares (denominator)
Weighted average common shares outstanding (basic)	48,586	47,548	48,114	47,047
Dilutive effect of stock options and stock awards outstanding	978	1,188	1,237	1,338
Adjusted weighted average common shares outstanding (diluted)	49,564	48,736	49,351	48,385

Earnings per share attributable to common stockholders
Basic	$0.06	$0.41	$0.60	$1.00
Diluted	$0.06	$0.40	$0.59	$0.97

NOTE C – Inventories

The table below sets forth inventories which are stated at the lower of cost or market value:

	September 30, 2015	December 31, 2014
Raw materials	$81,859	$73,564
Work-in-progress	45,593	42,417
Finished goods	70,246	66,045
Total	$197,698	$182,026

NOTE D – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2014	$81,229
Foreign currency translation adjustment	(1,840)
Balance at September 30, 2015	$79,389

The table below sets forth the value of intangible assets, other than goodwill:

	September 30,	December 31,
	2015	2014
Intangible assets subject to amortization:
Gross carrying amount	$90,645	$86,928
Accumulated amortization	(45,797)	(40,164)
Foreign currency translation adjustment	(7,671)	(7,471)
Total	37,177	39,293
Intangible assets with indefinite lives:
Gross carrying amount	6,403	6,403
Foreign currency translation adjustment	(739)	(668)
Total	5,664	5,735
Total intangible assets, net	$42,841	$45,028

Amortization expense related to intangible assets subject to amortization was approximately $2 million for both the three months ended September 30, 2015 and 2014, and approximately $6 million for both the nine months ended September 30, 2015 and 2014.

NOTE E – Income Tax Provision

Income tax expense of approximately $7 million and $6 million was recorded for the three months ended September 30, 2015 and 2014, respectively, and income tax expense of approximately $16 million and $14 million was recorded for the nine months ended September 30, 2015 and 2014, respectively. During the third quarter of 2015, we decreased our full-year income forecast based on the weaker market, specifically in Asia. This resulted in an effective tax rate of 34.1% for the nine months ended September 30, 2015, as compared to 22.9% in the same period last year and compared to 23.7% for the full year of 2014.   The effective tax rate for the nine months ended September 30, 2015 includes an immaterial charge for various discrete items. The estimated annual tax rate for 2015 is expected to be approximately 35%, excluding discrete items.  The Company’s effective tax rate has increased this quarter due to a significant change in the proportion of income generated in North America, Europe and Asia, respectively.

For the three months ended September 30, 2015, the Company reported domestic and foreign pre-tax income/(loss) of approximately $(3) million and $13 million, respectively. For the nine months ended September 30, 2015, the Company reported domestic and foreign pre-tax income/(loss) of approximately $(5) million and $53 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to US tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.

The impact of tax holidays decreased our tax expense by approximately $2 million and $3 million for the nine months ended September 30, 2015 and 2014, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the nine months ended September 30, 2015 and 2014 was approximately $0.03 and $0.06, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007, or for the 2010 tax year.  The Company is no longer subject to China income tax examinations by tax authorities for tax years before 2005. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of September 30, 2015, the gross amount of unrecognized tax benefits was approximately $20 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE F – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of goods sold	$99	$114	$345	$317
Selling, general and administrative	3,713	3,311	10,307	9,119
Research and development	287	313	1,003	891
Total share-based compensation expense	$4,099	$3,738	$11,655	$10,327

Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire eight years after the grant date.  Stock option expense was estimated on the date of grant using the Black-Scholes-Merton option pricing model.

The total net cash proceeds received from stock option exercises during the nine months ended September 30, 2015 was approximately $10 million. Stock option expense was approximately $1 million for both the three months ended September 30, 2015 and 2014, and $2 million and $3 million for the nine months ended September 30, 2015 and 2014, respectively.

The table below sets forth a summary of stock option activity for the nine months ended September 30, 2015:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,736	$21.26	4.0	$17,840
Granted	-	-	-	-
Exercised	(639)	15.50	-	7,785
Forfeited or expired	(20)	-	-	-
Outstanding at September 30, 2015	2,077	23.02	4.2	2,739
Exercisable at September 30, 2015	1,790	22.81	3.8	2,586

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price.

As of September 30, 2015, total unrecognized share-based compensation expense related to unvested stock options, net of forfeitures, was approximately $3 million, before income taxes, and is expected to be recognized over a weighted average period of approximately two years.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

Share grant expense for the three months ended September 30, 2015 and 2014 was approximately $4 million and $3 million, respectively, and share grant expense for the nine months ended September 30, 2015 and 2014 was approximately $10 million and $8 million, respectively.

The table below sets forth a summary of restricted stock awards and restricted stock units for the nine months ended September 30, 2015:

Share Grants	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2015	1,535	$23.32	$42,324
Granted	821	24.02	-
Vested	(371)	25.17	9,158
Forfeited	(34)	26.11	-
Non-vested at September 30, 2015	1,951	22.92	41,606

As of September 30, 2015, total unrecognized share-based compensation expense related to non-vested stock awards, net of forfeitures, was approximately $40 million, before income taxes, and is expected to be recognized over a weighted average period of approximately three years.

NOTE G – Segment Information and Enterprise-Wide Disclosure

For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type.

Our primary operations include operations in Asia, North America and Europe.

The tables below set forth net sales attributed to geographic areas based on the location of subsidiaries producing the net sales:

Three Months Ended
September 30, 2015	Asia	North America	Europe	Consolidated
Total sales	$194,642	$33,880	$40,380	$268,902
Intercompany elimination	(27,874)	(15,015)	(17,125)	(60,014)
Net sales	$166,768	$18,865	$23,255	$208,888

Three Months Ended
September 30, 2014	Asia	North America	Europe	Consolidated
Total sales	$217,304	$40,371	$46,421	$304,096
Intercompany elimination	(31,437)	(17,021)	(21,861)	(70,319)
Net sales	$185,867	$23,350	$24,560	$233,777

As of and for the Nine Months Ended
September 30, 2015	Asia	North America	Europe	Consolidated
Total sales	$588,662	$113,042	$128,616	$830,320
Intercompany elimination	(89,432)	(49,057)	(57,309)	(195,798)
Net sales	$499,230	$63,985	$71,307	$634,522

Property, plant and equipment, net	$325,942	$25,039	$20,055	$371,036
Total assets	$903,317	$133,019	$176,857	$1,213,193

As of and for the Nine Months Ended
September 30, 2014	Asia	North America	Europe	Consolidated
Total sales	$607,991	$115,096	$135,350	$858,437
Intercompany elimination	(80,240)	(47,408)	(63,809)	(191,457)
Net sales	$527,751	$67,688	$71,541	$666,980

Property, plant and equipment, net	$263,769	$27,444	$20,963	$312,176
Total assets	$872,475	$128,430	$187,335	$1,188,240

Geographic Information

The tables below set forth the amount of net sales that were derived from (shipped to) customers located in the following countries:

	Net Sales for the
	Three Months Ended		Percentage of
	September 30,		Net Sales
	2015	2014	2015	2014
China	$126,268	$145,834	60%	62%
United States	17,905	21,214	9%	9%
Korea	16,210	16,617	8%	7%
Germany	13,467	14,417	6%	6%
Singapore	11,009	12,397	5%	5%
Taiwan	7,013	8,962	3%	4%
All others (1)	17,016	14,336	9%	7%
Total	$208,888	$233,777	100%	100%

	Net Sales for the
	Nine Months Ended		Percentage of
	September 30,		Net Sales
	2015	2014	2015	2014
China	$378,251	$412,994	60%	62%
United States	59,531	62,620	9%	9%
Korea	51,457	50,852	8%	8%
Germany	45,003	45,616	7%	7%
Singapore	38,699	34,513	6%	5%
Taiwan	18,424	22,543	3%	3%
All others (1)	43,157	37,842	7%	6%
Total	$634,522	$666,980	100%	100%
(1)	Represents countries with less than 3% of the total net sales each.

NOTE H – Commitments and Contingencies

Purchase commitments – As of September 30, 2015, we had approximately $30 million in non-cancelable purchase contracts related to capital expenditures, primarily for manufacturing equipment in China.

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

On September 15, 2014, the United States District Court for the Eastern District of Texas issued an order regarding the putative securities class action entitled Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund v. Diodes, Inc., Civil Action No. 6:13- cv-00247 (E.D. Tex. filed Mar. 15, 2013) (the “Class Action”), granting defendants’ motion to dismiss the Class Action with prejudice. On October 13, 2014, plaintiffs filed a notice of appeal to the order dismissing the Class Action to the United States Court of Appeals for the Fifth Circuit, Case No. 14-41141. The appeal is fully briefed and was argued on September 3, 2015.  The Court of Appeals has not yet issued a decision.

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

Net periodic benefit costs associated with the defined benefit plan were less than $1 million for both the three months ended September 30, 2015 and 2014, and $1 million for both the nine months ended September 30, 2015 and 2014.

The tables below set forth the benefit obligation, the fair value of plan assets, and the funded status of our plan:

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2014	$159,715
Service cost	230
Interest cost	4,290
Actuarial gain	(7,832)
Benefits paid	(3,274)
Currency changes	(4,498)
Benefit obligation at September 30, 2015	$148,631

Change in plan assets:
Fair value of plan assets at December 31, 2014	$122,780
Actual return on plan assets	72
Employer contribution	307
Benefits paid	(3,274)
Currency changes	(3,482)
Fair value of plan assets at September 30, 2015	$116,403
Underfunded status at September 30, 2015	$32,228

Based on an actuarial study performed as of September 30, 2015, the plan is underfunded and a liability is reflected in our consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of September 30, 2015 was 3.95%.

The following weighted-average assumptions were used to determine net periodic benefit costs for the three months ended September 30, 2015:

Discount rate	3.7%
Expected long-term return on plan assets	5.2%

During the second quarter of 2012, we adopted a payment plan with the trustees of the defined benefit plan, under which we would pay approximately British Pound (“GBP”) 2 million (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) every year from 2012 through 2019. In the first quarter of 2015, based on the pension deficit, we adopted (as required every three years) an amended payment plan in which we will pay approximately GBP 2 million (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) annually through 2030. This revised payment plan resulted in an increase of total required contributions from GBP 8 million to GBP 33 million (approximately $50 million at September 30, 2015).

We also have pension plans in Germany and Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, are not included in the figures or assumptions above.

Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At September 30, 2015, these investments totaled approximately $5 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE J – Related Parties

We conduct business with two related party companies, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”).

LSC is our largest stockholder, owning approximately 17% of our outstanding Common Stock as of September 30, 2015, and is a member of the Lite-On Group of companies. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite- On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. L.P. Hsu, a member of our Board of Directors serves as a consultant to LTC, and is a supervisor of the board of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.

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

The table below sets forth net sales to, and purchases from, LSC:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$36	$294	$423	$573
Purchases	$5,274	$8,735	$18,941	$24,447

Keylink International (B.V.I.) Inc. – We sell semiconductor products to Keylink and purchase semiconductor products from Keylink for subsequent sale. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services), to Keylink. We also pay a fee to Keylink for consulting services.  The aggregate amounts for these services for both the three months ended September 30, 2015 and 2014 were approximately $5 million.  The aggregate amounts for these services for both the nine months ended September 30, 2015 and 2014 were approximately $14 million.

The table below sets forth net sales to, and purchases from, Keylink:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$2,931	$2,830	$7,608	$7,210
Purchases	$1,382	$2,483	$5,063	$6,199

Nuvoton Technology Corporation – We purchase wafers from Nuvoton that we use in the production of finished goods.

The table below sets forth net purchases from Nuvoton:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Purchases	$3,208	$3,652	$9,953	$10,225

The table below sets forth accounts receivable from, and accounts payable to, LSC, Keylink and Nuvoton:

	September 30,	December 31,
	2015	2014
Accounts receivable
LSC	$108	$215
Keylink	4,457	4,142
	$4,565	$4,357
Accounts payable
LSC	$3,718	$4,458
Keylink	5,757	6,472
Nuvoton	1,604	1,167
	$11,079	$12,097

NOTE K - Pericom Semiconductor Corporation Acquisition and Long-term Debt

On September 2, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pericom Semiconductor Corporation (“Pericom”) pursuant to which our wholly-owned subsidiary will be merged with and into Pericom, with Pericom continuing as the surviving corporation and our wholly-owned subsidiary. Under the Merger Agreement each outstanding share of common stock, without par value, of Pericom (the “Shares”), adjusted appropriately, other than shares owned by Pericom or certain of its affiliates or shares held by Pericom shareholders who have perfected their appraisal rights in accordance with applicable California law, will be automatically converted into the right to receive $17.00 in cash per Share, without interest. The aggregate consideration will be approximately $400 million. The acquisition is expected to be funded by the Company’s drawings on its credit facility (as described below) and cash on the Company’s balance sheet. Consummation of the merger is subject to various conditions..

On September 2, 2015, the Company and Diodes International B.V. (the “Foreign Borrower” and, collectively with the Company, the “Borrowers”), and certain subsidiaries of the Company as guarantors, entered into an Amendment No. 3 to Credit Agreement, Incremental Term Assumption Agreement, Limited Waiver and Consent (the “Amendment”) with Bank of America, N.A., as Administrative Agent, and the lenders party to the Amendment (collectively, the “Lenders”), which amends the Credit Agreement dated January 8, 2013 (as previously amended by Amendment No. 1 to Credit Agreement and Limited Waiver dated as of November 1, 2013 and Amendment No. 2 to Credit Agreement and Amendment No. 1 to Collateral Agreement dated as of June 19, 2015) (as previously amended and as amended by the Amendment, the “Credit Agreement”).

The Amendment increases the Company’s existing senior credit facilities to a $400 million revolving senior credit facility (the “Revolver”), which includes a $10 million swing line sublimit, a $10 million letter of credit sublimit, and a $20 million alternative currency sublimit, and a $100 million term loan facility (the “Term Loan Facility”). The availability of the Term Loan Facility is subject to the condition that the acquisition of Pericom shall be consummated, and various related conditions.  The availability of the Term Loan Facility terminates December 31, 2015 if the Term Loan Facility has not been drawn upon by that date.  We may from time to time request additional increases in the aggregate commitments under the Credit Agreement of up to $200 million, subject to the Lenders electing to increase their commitments or by means of the addition of new Lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the Revolver.

The Revolver and the Term Loan Facility mature on January 8, 2018 (the “Maturity Date”). The Company plans to use a portion of the proceeds available under the Revolver and the Term Loan Facility to finance a portion of the purchase price for the Pericom acquisition described above, with the remaining proceeds available for working capital, for capital expenditures, and for general corporate purposes, including financing other permitted acquisitions.

The Credit Agreement as amended contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends) (as such terms are defined in the Amendment or the Credit Agreement).

The foregoing descriptions of the Merger Agreement, the Amendment and the Credit Agreement, and the transactions contemplated thereby, do not purport to be complete and are qualified in their entirety by reference to the copy of the Merger Agreement filed as an exhibit to the Current Report on Form 8-K filed with the SEC on September 3, 2015 and the copies of the

Credit Agreement and the Amendment filed as exhibits to the Current Reports on Form 8-K filed with the SEC on January 11, 2013 and June 24, 2015.

Note L – Subsequent Event

On November 3, 2015, our Board of Directors (“Board”) approved a stock repurchase program.  The Board authorized the repurchase of up to an aggregate of $100 million of our outstanding common stock, $0.66 2/3 par value per share.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board of Directors.

The share repurchase program does not have an expiration date, does not require the Company to purchase a specific number of, or any, shares and may be modified, suspended or terminated at any time without notice at the Company’s discretion.  Shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, or by other means in accordance with applicable laws, at times and prices considered appropriate by the Company. The timing, value and number of shares repurchased will be determined by the Company in its discretion and will be based on various factors, including an evaluation of current and future capital needs, current and forecasted cash flows, the Company’s capital structure, cost of capital and share price, general market and economic conditions, applicable legal requirements, and compliance with any contractual restrictions, among other factors.  The timing and number of shares repurchased are subject to legal constraints and financial covenants under the Company’s credit facility that limit share repurchases based on a defined ratio.

The Company’s objectives with regard to share repurchases include offsetting the dilution to shares outstanding that results from equity compensation grants and supplementing earnings per share growth.  Repurchases will be funded from available working capital, including cash balances, advances under available credit facilities, cash flow from operations, and proceeds from exercises of equity compensation awards.

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

This management’s discussion should be read in conjunction with the management’s discussion included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Form 10-K”), previously filed with Securities and Exchange Commission. (Amounts are rounded to the nearest million).

Highlights

●

Net sales for the three months ended September 30, 2015 were approximately $209 million, a decrease of $25 million, or 10.6%, over the same period last year, and a sequential decrease of 4.8% compared to the $219 million in the second quarter of 2015. The sequential decline reflected a 56% decrease in revenue associated with assembly test manufacturing services combined with decline in distributor POP sales due to inventory reductions.  When excluding manufacturing services, revenue was down 1.5% sequentially;

●	Net sales for the nine months ended September 30, 2015 were approximately $635 million, a decrease of $32 million, or 4.9%, compared to the same period last year;
●

Gross profit for the three months ended September 30, 2015 was approximately $62 million, a decrease of $13 million, or 17.5%, over the same period last year, and a sequential decrease of 11.2% compared to the $69 million in the second quarter of 2015;

●	Gross profit for the nine months ended September 30, 2015 was approximately $195 million, a decrease of $11.6 million, or 5.6%, over the same period last year;
●	Gross profit margin for the three months September 30, 2015 was 29.5%, compared to 32.0% in the same period last year, and 31.6% in the second quarter of 2015;
●	Gross profit margin for the nine months ended September 30, 2015 was 30.7%, compared to 31.0% in the same period last year;
●

Net income attributable to common stockholders for the three months ended September 30, 2015 was approximately $3 million, or $0.06 per diluted share, compared to net income attributable to common stockholders of $19 million, or $0.40 per diluted share, in the same period last year, and net income attributable to common stockholders of $15 million, or $0.31 per diluted share, in the second quarter of 2015;

●

Net income attributable to common stockholders for the nine months ended September 30, 2015 was approximately $29 million, or $0.59 per diluted share, compared to net income attributable to common stockholders of $47 million, or $0.97 per diluted share, in the same period last year; and

●	Cash flows from operating activities were approximately $98 million for the nine months ended September 30, 2015, compared to $107 million in the same period last year.

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

First Three Quarters of 2015

For the first quarter of 2015, revenue declined sequentially due to greater than expected softness in the computing market in Asia as well as the currency impact from a stronger U.S. dollar versus the Euro.  In spite of the lower revenue base, we further enhanced product mix to enable gross profit improvement year-over-year and to sustain gross margin at 31.0% in the quarter. Additionally, our ongoing cost reduction efforts helped to support profit margins and achieve earnings of $0.23 per share. Notable in the quarter, revenue in Europe grew almost 14% sequentially despite the headwinds from the weaker Euro as we continued to gain traction on products sold in the region, specifically in the industrial and automotive markets. The North America market also performed well in the quarter.

For the second quarter of 2015, revenue was up 6.4% sequentially due to continued strength in the industrial and automotive markets, especially in Europe where revenue increased 8% after growing 14% in the prior quarter despite the weak Euro. Our growth in the second quarter is particularly noteworthy considering the continued weakness in the computing market. Also significant, we improved gross margin 60 basis points sequentially despite pricing pressure in the computing market as we continued to benefit from our product mix improvements and cost reduction efforts.

For the third quarter of 2015, revenue declined 4.8% sequentially.  The sequential decline reflected a 56% decrease in revenue associated with assembly test manufacturing services combined with inventory reduction at global distributors. When manufacturing services are excluded, revenue was down 1.5% sequentially.  As a strategic response to the challenging environment, we took the opportunity to capture market share in smartphones by securing additional content at key customer accounts. Increased sales of lower margin products combined with lower capacity utilization at our packaging plants pressured margins during the quarter.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

The following table sets forth the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	'14 to '15
Net sales	100%	100%	(11)
Cost of goods sold	(70)	(68)	(7)
Gross profit	30	32	(18)
Total operating expenses	(25)	(21)	4
Income from operations	5	11	(60)
Other income (expense)	-	-	(80)
Income before income taxes and noncontrolling interest	5	11	(61)
Income tax provision	(3)	(3)	7
Net income	2	9	(82)
Net income attributable to noncontrolling interest	-	-	13
Net income attributable to common stockholders	2	9	(85)

The following discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2015	2014
Net sales	$208,888	$233,777

Net sales decreased approximately $25 million for the three months ended September 30, 2015, compared to the same period last year. The 10.6% decrease in net sales represented a 16.1% decrease in units sold, partially offset by a 6.5% increase in average selling price (“ASP”). The revenue decrease in the third quarter was due to the reduction in revenue associated with assembly test manufacturing services combined with inventory reductions at global distributors.

	2015	2014
Cost of goods sold	$147,252	$159,045
Gross profit	$61,636	$74,732
Gross profit margin	29.5%	32.0%

Cost of goods sold decreased approximately $12 million for the three months ended September 30, 2015, compared to the same period last year. As a percent of sales, cost of goods sold increased to 70.5% for the three months ended September 30, 2015, compared to 68.0% in the same period last year. Average unit cost increased 10.4% for the three months ended September 30, 2015 compared to the same period last year. For the three months ended September 30, 2015, gross profit decreased by approximately $13 million, or 17.5%, compared to the same period last year. Gross margin decreased to 29.5% for the three months ended September 30, 2015, compared to 32.0% for the same period last year. The decline in gross profit margin was due to lower capacity utilization and a change in product mix.

	2015	2014
Total operating expenses	$51,663	$49,728

Operating expenses for the three months ended September 30, 2015 increased approximately $2 million, or 3.9%, compared to the same period last year.  Selling, general and administrative expenses (“SG&A”) increased approximately $1 million due primarily to professional fees related to the potential Pericom acquisition. Research and development expenses (“R&D”), and amortization of acquisition related intangible assets remained relatively flat. The loss on fixed assets was primarily related to an impairment charge on assets that will no longer be used in our production process as we transition from six inch to eight inch production capability in our China wafer plant.  SG&A, as a percentage of sales, was 16.6% and 14.5% for the three months ended September 30, 2015 and 2014, respectively. R&D, as a percentage of sales, was 6.6% and 5.9% for the three months ended September 30, 2015 and 2014, respectively.

	2015	2014
Other income (expense)	$255	$1,300

Other income (expense) for the three months ended September 30, 2015 was primarily due to foreign currency gains, partially offset by interest expense.  Other income (expense) for the three months ended September 30, 2014 was primarily due to foreign currency gains, interest income and gain on securities carried at fair value, partially offset by interest expense.

	2015	2014
Income tax provision	$6,593	$6,172

We recognized income tax expense of approximately $7 million for the three months ended September 30, 2015 and $6 million for the three months ended September 30, 2014. During the third quarter of 2015, we decreased our full-year income forecast based on the weaker market, specifically in Asia. Effective tax rates in Asia are generally lower than rates in Europe and North America.  As a result of the decreased full-year income forecast, certain items affecting the tax rate have a more pronounced impact to the annual effective tax rate, increasing the annual rate from approximately 26% in the second quarter of 2015 to approximately 35% in the third quarter of 2015.  To reflect this change, income tax expense for the third quarter of 2015 was accrued to reflect an actual year-to-date effective tax rate of 35%.  This resulted in tax expense of approximately $3 million for the third quarter of 2015 plus an adjustment for the first half of 2015 of $4 million, for a total tax expense of $7 million on our third quarter taxable income of $10 million, reflecting an actual third quarter effective tax rate of 64%.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

The following table sets forth the percentage that certain items in the statements of operations bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

	Percent of Net Sales		Percentage Dollar
	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	'14 to '15
Net sales	100%	100%	(5)
Cost of goods sold	69	(69)	(5)
Gross profit	31	31	(6)
Total operating expenses	(23)	(22)	1
Income from operations	8	9	(22)
Other income (expense)	-	-	(561)
Income before income taxes and noncontrolling interest	8	9	(24)
Income tax provision	(3)	(2)	13
Net income	5	7	(35)
Less net income attributable to noncontrolling interest	-	-	57
Net income attributable to common stockholders	5	7	(38)

The following discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

	2015	2014
Net sales	$634,522	$666,980

Net sales decreased approximately $32 million for the nine months ended September 30, 2015, compared to the same period last year. The 4.9% decrease in net sales represented a 7.0% decrease in units sold, slightly offset by a 2.3% increase in ASP. The revenue decrease for the nine months ended September 30, 2014 was mainly attributable to softness in the computing market and distributor inventory corrections.

	2015	2014
Cost of goods sold	$439,536	$460,363
Gross profit	$194,986	$206,617
Gross profit margin	30.7%	31.0%

Cost of goods sold decreased approximately $21 million, or 5%, for the nine months ended September 30, 2015, compared to the same period last year. As a percent of sales, cost of goods sold increased to 69.3% for the nine months ended September 30, 2015, compared to 69.0% in the same period last year, and average unit cost increased by 2.7%.

	2015	2014
Total operating expenses	$146,112	$144,127

Operating expenses for the nine months ended September 30, 2015 increased approximately $2 million, or 1% for the nine months ended September 30, 2015, compared to the same period last year.  Of the components within operating expenses, SG&A decreased by $1 million, which was offset by a $1 million increase in R&D and a $2 million increase the loss on fixed assets. The loss on fixed assets was primarily related to an impairment charge on assets that will no longer be used in our production process as we transition from six inch to eight inch production capability in our China wafer plant.  SG&A, as a percentage of sales, increased slightly to 15.5% for the nine months ended September 30, 2015, compared to 14.9% in the same period last year, and R&D, as a percentage of sales, increased slightly to 6.4% for the nine months ended September 30, 2015, compared to 5.9% in the same period last year.

	2015	2014
Other income (expense)	$(1,426)	$309

Other income (expense) for the nine months ended September 30, 2015 and 2014 was ($1) million and less than $1 million, respectively. Other income (expense) for the nine months ended September 30, 2015 was primarily related to interest expense and loss on securities carried at fair value, partially offset by interest income and foreign currency gains.  Other income (expense) for the nine months ended September 30, 2014 was primarily due to interest expense that was offset by interest income and gains on securities carried at fair value.

	2015	2014
Income tax provision	$16,179	$14,370

We recognized income tax expense of approximately $16 million for the nine months ended September 30, 2015 and $14 million for the nine months ended September 30, 2014. The effective tax rate is approximately 34.1% for the nine months ended September 30, 2015, compared to 23% in the same period last year.   The increase in income taxes for 2015 compared to 2014 is a result of a significant change in the proportion of income generated in North America, Europe and Asia, respectively.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. credit agreement consisting of a $400 million revolving senior credit facility (the “Revolver”) which includes a $10 million swing line sublimit, a $10 million letter of credit sublimit, a $20 million alternative currency sublimit, and a $100 million term loan facility (the “Term Loan Facility”). The availability of the Term Loan Facility is subject to the condition that the acquisition of Pericom shall be consummated, and various related conditions.  The availability of the Term Loan Facility terminates December 31, 2015 if the Term Loan Facility has not been drawn upon by that date.  We may from time to time request additional increases in the aggregate commitments under the Credit Agreement of up to $200 million, subject to the Lenders electing to increase their commitments or by means of the addition of new Lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the Revolver. See Note K of the Notes to Condensed Consolidated Financial Statements for additional information. The Revolver matures on January 8, 2018, and as of September 30, 2015, $92 million was outstanding. In addition, we have short-term foreign credit facilities with borrowing capacities of approximately $73 million and with $2 million used for import and export guarantees. We also have foreign long-term debt of approximately $2 million.  Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At December 31, 2014 and September 30, 2015 our working capital was $538 million and $475 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the nine months ended September 30, 2015 and 2014 were $120 million and $42 million, respectively. For the first nine months of 2015 capital expenditures were approximately 18.9% of our net sales, which is higher than our capital spending target range of 5% to 9% of net sales primarily due to the Chengdu site expansion.

We intend to permanently reinvest oversees all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.  As of September 30, 2015, our foreign subsidiaries held approximately $200 million of cash, cash equivalents and investments of which approximately $154 million would be subject to a potential tax if repatriated to the U.S. as dividends.

As of September 30, 2015, we had short-term investments totaling $25 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit all earned and future interest income.

Share Repurchase Program

On November 3, 2015, our Board of Directors (“Board”) approved a stock repurchase program.  The Board authorized the repurchase of up to an aggregate of $100 million of our outstanding common stock, $0.66 2/3 par value per share.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board of Directors.

The share repurchase program does not have an expiration date, does not require the Company to purchase a specific number of, or any, shares and may be modified, suspended or terminated at any time without notice at the Company’s discretion.  Shares may be repurchased from time to time in the open market at prevailing market prices, in privately negotiated transactions, or by other means in accordance with applicable laws, at times and prices considered appropriate by the Company.  The timing, value and number of shares repurchased will be determined by the Company in its discretion and will be based on various factors, including an evaluation of current and future capital needs, current and forecasted cash flows, the Company’s capital structure, cost of capital and share price, general market and economic conditions, applicable legal requirements, and compliance with any contractual restrictions, among other factors.  The timing and number of shares repurchased are subject to legal constraints and financial covenants under the Company’s credit facility that limit share repurchases based on a defined ratio.

The Company’s objectives with regard to share repurchases include offsetting the dilution to shares outstanding that results from equity compensation grants and supplementing earnings per share growth.  Repurchases will be funded from available working capital, including cash balances, advances under available credit facilities, cash flow from operations, and proceeds from exercises of equity compensation awards.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facility. Our primary cash and cash equivalents decreased from $243 million at December 31, 2014 to $189 million at September 30, 2015 primarily from cash used by investing and financing activities, partially offset by cash provided by operating activities.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2015	2014	Change
Net cash provided by operating activities	$98,453	$107,325	$(8,872)
Net cash used by investing activities	(109,280)	(26,621)	(82,659)
Net cash used by financing activities	(39,445)	(33,990)	(5,455)
Effect of exchange rates on cash and cash equivalents	(3,973)	(6,500)	2,527
Net increase (decrease) in cash and cash equivalents	$(54,245)	$40,214	$(94,459)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was $98 million, resulting primarily from $31 million of net income, $52 million in depreciation and amortization, $12 million of non-cash share-based compensation expense, and an increase in accounts payable, partially offset by an increase in inventories and accounts receivable.  Net cash provided by operating activities was $107 million for the same period last year, resulting primarily from $48 million in net income, $57 million in depreciation and amortization, $10 million of non-cash share-based compensation expense, and increases in accounts payable and accrued liabilities, partially offset by an increase in inventories and prepaid expenses and other assets.

Investing Activities

Net cash used by investing activities was $109 million for the nine months ended September 30, 2015, compared to net cash used by investing activities of $27 million for the same period last year. This increase in net cash used was primarily due to purchases of property, plant, and equipment of approximately $95 million, primarily for the Chengdu site expansion, and short-term investments of $37 million.

Financing Activities

Net cash used by financing activities was $39 million for the nine months ended September 30, 2015, compared to net cash used by financing activities of $34 million in the same period last year. Net cash used in 2015 consisted primarily of repayments on lines of credit and long-term debt, partially offset by proceeds from issuance of common stock. Net cash used in 2014 consisted primarily of repayments on lines of credit and long-term debt, partially offset by advances on lines of credit and proceeds from issuance of common stock.

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

Contractual Obligations

There have been no material changes in any of our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 2, 2015, except as described below:

As part of the required pension review, which occurs every three years under the U.K. pension regulations, we had discussions with the trustees and adopted a revised payment plan in the first quarter of 2015, in which we have agreed to extend the payment of approximately GBP 2 million annually through 2030.  This revised payment plan resulted in an increase of total required contributions from GBP 8 million to GBP 33 million (approximately $50 million at September 30, 2015). See Note I of the Notes to Condensed Consolidated Financial Statements for additional information.

On September 2, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pericom Semiconductor Corporation (“Pericom”) pursuant to which our wholly-owned subsidiary will be merged with and into Pericom, with Pericom continuing as the surviving corporation and our wholly-owned subsidiary .  Under the Merger Agreement each outstanding share of common stock, without par value, of Pericom (the “Shares”), adjusted appropriately, other than shares owned by Pericom or certain of its affiliates or shares held by Pericom shareholders who have perfected their appraisal rights in accordance with applicable California law, will be automatically converted into the right to receive $17.00 in cash per Share, without interest. The aggregate consideration will be approximately $400 million. The acquisition is expected to be funded by the Company’s drawings on its credit facility (as described below) and cash on the Company’s balance sheet. Consummation of the merger is subject to various conditions.

On September 2, 2015, the Company and Diodes International B.V. (the “Foreign Borrower” and, collectively with the Company, the “Borrowers”), and certain subsidiaries of the Company as guarantors, entered into an Amendment No. 3 to Credit Agreement, Incremental Term Assumption Agreement, Limited Waiver and Consent (the “Amendment”) with Bank of America, N.A., as Administrative Agent, and the lenders party to the Amendment (collectively, the “Lenders”), which amends the Credit Agreement dated January 8, 2013 (as previously amended by Amendment No. 1 to Credit Agreement and Limited Waiver dated as of November 1, 2013 and Amendment No. 2 to Credit Agreement and Amendment No. 1 to Collateral Agreement dated as of June 19, 2015) (as previously amended and as amended by the Amendment, the “Credit Agreement”).

The Amendment increases the Company’s existing senior credit facilities to a $400 million revolving senior credit facility (the “Revolver”), which includes a $10 million swing line sublimit, a $10 million letter of credit sublimit, and a $20 million alternative currency sublimit, and a $100 million term loan facility (the “Term Loan Facility”). The availability of the Term Loan Facility is subject to the condition that the acquisition of Pericom shall be consummated, and various related conditions.  The availability of the Term Loan Facility terminates December 31, 2015 if the Term Loan Facility has not been drawn upon by that date.  We may from time to time request additional increases in the aggregate commitments under the Credit Agreement of up to $200 million, subject to the Lenders electing to increase their commitments or by means of the addition of new Lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the Revolver.

The Revolver and the Term Loan Facility mature on January 8, 2018 (the “Maturity Date”). The Company plans to use a portion of the proceeds available under the Revolver and the Term Loan Facility to finance a portion of the purchase price for the Pericom acquisition described above, with the remaining proceeds available for working capital, for capital expenditures, and for general corporate purposes, including financing other permitted acquisitions.

The Credit Agreement as amended contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends) (as such terms are defined in the Amendment or the Credit Agreement).

The foregoing descriptions of the Merger Agreement, the Amendment and the Credit Agreement, and the transactions contemplated thereby, do not purport to be complete and are qualified in their entirety by reference to the copy of the Merger Agreements filed as an exhibit to the Current Report on Form 8-K filed with the SEC on September 3, 2015 and the copies of the Credit Agreement and the Amendment filed as exhibits to the Current Reports on Form 8-K filed with the SEC on January 11, 2013 and June 24, 2015, respectively

Critical Accounting Policies

No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 2, 2015.

Recently Issued Accounting Pronouncements

See Note A of the Notes to Condensed Consolidated Financial Statements for detailed information regarding the status of recently issued accounting pronouncements.

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

Section 203 of Delaware General Corporation Law may deter a take-over attempt.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note H of the Notes to Condensed Consolidated Financial Statements for detailed information regarding the status of our lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the period covered by this report. There is currently available $100 million available for repurchase of outstanding common stock under the program adopted by the Board of Directors on November 3, 2015 and more fully described in Note L to the financial statements in Part I of this Form 10-Q.   For a description on the restrictions on share repurchases and dividends imposed by the Company’s credit agreement, see Note K of the Notes to Condensed Consolidated Financial Statements in Part I of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 2, 2015, by and among Pericom Semiconductor Corporation, PSI Merger Sub, Inc., and Diodes Incorporated	8-K	September 3, 2015	2.1
3.1	Certificate of Incorporation, as amended	10-Q	May 10, 2013	3.1
3.2	Amended By-laws of the Company as of September 6, 2014	8-K	September 10, 2014	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	\ Chemical Warehouse Lease Agreement between Diodes Shanghai Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.				X
10.2	Fifth Supplemental Facility Lease Agreement between Diodes Shanghai Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.				X
10.3	Amendment No. 3 to Credit Agreement, Incremental Term Assumption Agreement, Limited Waiver and Consent Collateral Agreement, dated as of September 2, 2015, between Diodes Incorporated, Diodes International B.V., and Bank of America, N.A. and other participating lenders	8-K	September 3, 2015	10.1
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
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

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew Lu	November 6, 2015
KEH SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Richard D. White	November 6, 2015
RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial Officer)

By: /s/ Brett R. Whitmire	November 6, 2015
BRETT R. WHITMIRE Corporate Controller
(Principal Accounting Officer)