Form 10-K
period 2015-12-31
DIODES INC /DEL/
filed 2016-03-11
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the 38,376,884 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $24.11 per share of the Common Stock on the Nasdaq Global Select Market on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $927,677,673.

The number of shares of the registrant’s Common Stock outstanding as of February 23, 2016 was 48,296,613.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the 2016 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2015.

PART I

Item 1.Business.

GENERAL

We are a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets, serving the consumer electronics, computing, communications, industrial and automotive markets.  Our primary focus is on low pin count semiconductor devices with one or more active or passive components. Our products include diodes, rectifiers, transistors, MOSFETs, protection devices, functional specific arrays, single gate, dual gate and standard logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC and DC-DC switching, linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Our products are sold primarily throughout Asia, North America and Europe.

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

Our product portfolio addresses the design needs of advanced electronic equipment, including high-volume consumer electronic devices such as digital media players, smartphones, tablets, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We believe that we have particular strength in designing innovative, highly power efficient semiconductors in miniature packaging for applications with a critical need to minimize product size while maximizing power density and overall performance, and at a lower cost than alternative solutions. Our product line includes over 10,000 products, and we shipped approximately 40 billion units, 44 billion units, and 41 billion units in 2015, 2014 and 2013, respectively. From 2010 to 2015, our net sales grew from $613 million to $849 million, representing a compound annual growth rate of greater than 6%.

We serve over 250 direct customers worldwide, which consist of original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) providers. Additionally, we have approximately 150 distributor customers worldwide, through which we indirectly serve over 50,000 customers.

We were incorporated in 1959 in California and reincorporated in Delaware in 1968. Our headquarters and sales office are located in Plano, Texas. Our design, marketing and engineering centers are located in Plano; Milpitas, California; San Jose, California; Taipei, Taiwan; Taoyuan city, Taiwan; Zhubei City, Taiwan; Jinan, China; Manchester, United Kingdom (“U.K.”); and Neuhaus, Germany. We have two wafer fabrication facilities in Shanghai, China, one in Kansas City, Missouri, one in Manchester and one in Jinan. We also have assembly and test facilities located in Shanghai, Jinan, Chengdu, and Yangzhou, China as well as assembly and test facilities located in Hong Kong, Neuhaus and in Taipei. Additional engineering, sales, warehouse and logistics offices are located in Taipei; Hsinchu, Taiwan; Hong Kong; Manchester; Shanghai; Shenzhen, China; Seongnam-si, South Korea and Munich, Germany, with support offices located throughout the world.

BUSINESS OUTLOOK

Looking forward, we remain focused on achieving our goal of $1 billion in annual revenue with model gross margins of 35%. Acquisitions remain a key part of our growth strategy to reach our revenue goal. We have a solid pipeline of designs and expanded customer relationships across all regions and product lines. The success of our business depends on, among other factors, the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers not canceling or deferring existing orders, and the strength of consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the uncertainties in the global economy as we continue to execute on the strategy that has proven successful for us over the years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook” in Part II, Item 7 and “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

PERICOM ACQUISITION

On November 24, 2015, we completed our acquisition of Pericom Semiconductor Corporation (“Pericom”).  For the fiscal year ended June 27, 2015, Pericom reported net revenues of $128.8 million and net income of $11.8 million.  Pericom designs, develops and markets high-performance integrated circuits (“ICs”) and frequency control products (“FCPs”) used in many of today’s advanced electronic systems. ICs include functions that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system’s microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems. FCPs are electronic components that provide frequency references such as crystals and oscillators for computer, communication and consumer electronic products. Analog, digital and mixed-signal ICs, together with FCPs enable higher system bandwidth and signal quality, resulting in better operating reliability, signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phones, GPS and digital media players.

Pursuant to the Agreement and Plan of Merger dated as of September 2, 2015 (the “Merger Agreement”), as amended on November 6, 2015, by Amendment No. 1 (the “Merger Agreement Amendment”), each outstanding share of common stock, without par value, of Pericom (other than shares owned by Pericom or certain of its affiliates or shares held by Pericom shareholders who have perfected their appraisal rights in accordance with applicable California law) was automatically converted into the right to  receive $17.75 in cash per share, without interest.  The aggregate consideration was approximately $403.2 million including the value of Pericom equity awards paid out or converted to Diodes equity awards pursuant to the Merger Agreement and the Merger Agreement Amendment.  The aggregate consideration resulted in $54.3 million of goodwill.  These preliminary amounts are subject to adjustment.

SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES

For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various design, manufacturing and distribution facilities. We sell product primarily through our operations in Asia, North America and Europe. We aggregate our products in a single segment because the products have similar economic characteristics, are similar in production process and manufacturing flow, and share the same customers and target end-equipment markets. See Note 14 of “Notes to Consolidated Financial Statements” of this Annual Report for addition information.

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

OUR COMPETITIVE STRENGTHS

We believe our competitive strengths include the following:

Flexible, scalable and cost-effective manufacturing – Our manufacturing operations are a core element of our success, and we have designed our manufacturing base to allow us to respond quickly to changes in demand trends in the end-markets we serve. For example, we have structured our assembly and test facilities to enable us to rapidly and efficiently add capacity and adjust product mix to meet shifts in customer demand and overall market trends. As a result, we have historically operated our Shanghai manufacturing facilities at near full capacity, while at the same time expanding that capacity to meet our growth objectives. In 2011, we established an additional manufacturing facility for semiconductor assembly and test in Chengdu, China, which became fully production capable during the second half of 2015. Additionally, the Shanghai and Chengdu locations of our manufacturing operations provide us with access to a workforce at a relatively low overall cost base while enabling us to better serve our leading customers, many of which are located in Asia. In 2012, we acquired approximately 51% of the outstanding common stock of Eris Technology Corporation (“Eris”), primarily to obtain its automatic manufacturing capabilities in assembly and test for various diode products. In 2013, we acquired BCD, which has in-house manufacturing capabilities in China, as well as a cost-effective development team that can be deployed across multiple product families. See “Risk Factors—During times of difficult market conditions, our fixed costs combined with lower net sales and lower profit margins may have a negative impact on our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Broad customer base and diverse end-markets – Our customers are comprised of leading OEMs as well as major EMS providers. Overall, we serve over 250 direct customers worldwide and over 50,000 additional customers through our distributors. Our products are ultimately used in end-products in a number of markets served by our broad customer base, which we believe makes us less susceptible to market fluctuations driven by either specific customers or specific end-user applications.

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

The principal elements of our strategy include the following:

Continue to rapidly introduce innovative discrete, logic and analog semiconductor products – We intend to maintain our rapid pace of new product introductions, especially for high-volume, high-growth applications with short design cycles, such as LCD and LED televisions and panels, set-top boxes, portables such as smartphones, tablets and notebooks along with other consumer electronics and computing devices, as well as added emphasis on products for the LED lighting market and the industrial and automotive markets. During 2015, we continued to achieve many significant new design wins at OEMs. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and well-defined product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace. See “Risk Factors – Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Enhance cost competitiveness – A key element of our success is our overall low-cost manufacturing base. While we believe that our Shanghai manufacturing facilities are among the most efficient in the industry, we will continue to refine our proprietary manufacturing processes and technology to achieve additional cost efficiencies. In 2011, we commenced the expansion of our capacity further by establishing an additional manufacturing facility for semiconductor assembly and test in Chengdu, China, that became fully production capable in the second half of 2015. Historically, we attempt to operate our Shanghai facilities at near full utilization rates in order to achieve meaningful economies of scale.

Pursue selective strategic acquisitions – As part of our strategy to expand our semiconductor product offerings and to maximize our market opportunities, we may acquire technologies, product lines or companies in order to enhance our product portfolio and accelerate our new product offerings. During 2011, we acquired approximately 30% of the outstanding common stock of Eris, and during 2012, we increased our ownership in Eris to approximately 51%. The product offering of Eris includes Schottky Diodes, TVS Diodes, Zener Diodes, Bridge Diodes, rectifiers and the relevant devices. Also in 2012, we completed the acquisition of Power Analog Microelectronics, Inc. (“PAM”), a provider of advanced analog and high-voltage power ICs, whose product portfolio includes Class D audio amplifiers, DC-DC converters and LED backlighting drivers. In 2013, we acquired BCD which, with its established manufacturing and sales presence in Asia and a particularly strong local market position in China, offers us an even greater penetration of the consumer electronics, computing and communications markets. In 2015, we acquired Pericom Semiconductor Corporation. Pericom designs, develops and markets high-performance ICs and FCPs used in many of today’s advanced electronic systems. ICs include functions that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system’s microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems. FCPs are electronic components that provide frequency references such as crystals and oscillators for computer, communication and consumer electronic products. Analog, digital and mixed-signal ICs, together with FCPs enable higher system bandwidth and signal quality, resulting in better operating reliability and signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phones, GPS and digital media players.

See “Risk Factors – Part of our growth strategy involves identifying and acquiring companies. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, operating results and financial condition” in Part I, Item 1A and Note 16 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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
•

With the Pericom acquisition we acquired FCPs used in many of today’s advanced electronic systems. FCPs are electronic components that provide frequency references such as crystals and oscillators for computer, communication and consumer electronic products.

The following table lists the end-markets, some of the applications in which our products are used, and the percentage of net sales for each end-market for the last three years:

End-Markets	2015	2014	2013	End product applications

Consumer Electronics	32%	34%	33%	Digital audio players and cameras, set-top boxes, LCD and LED TV’s, game consoles, portable GPS, fitness and health monitors, action cameras, smart watches
Computing	18%	20%	24%	Notebooks, tablets, LCD monitors, printers, solid state and hard disk drive, servers, mass storage, cloud
Industrial	21%	20%	19%	Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving, solar panel, HAVC/LED lighting, retrofit bulb
Communications	24%	22%	21%	Mobile handsets, smartphones, IP in gateways, routers, switches, hubs, fiber optics
Automotive	5%	4%	3%	Comfort controls, lighting, audio/video, GPS navigation, satellite radios, electronics

PRODUCT PACKAGING

Our device packaging technology includes a wide variety of innovative surface-mounted packages. Our focus on the development of smaller, more thermally efficient, and increasingly-integrated packaging, is a critical component of our product development. We provide a comprehensive offering of miniature high power density packaging, enabling us to fit our components into smaller and more efficient packages, while maintaining the same device functionality and power handling capabilities. Smaller packaging provides a reduction in the height, weight and board space required for our components.  Our products are well suited for battery-powered, hand-held and wireless consumer electronic applications and high-volume consumer electronic devices such as LCD and LED televisions and LCD panels, set-top boxes and consumer portables such as smartphones, tablets and notebooks.

CUSTOMERS

We serve over 250 direct customers worldwide, including major OEMs and EMS providers. Additionally, we have approximately 150 distributor customers worldwide, through which we indirectly serve over 50,000 customers. Our customers include: (i) leading OEMs in a broad range of industries, such as Continental AG, Delta Electronics, Honeywell, Osram, Phillips, Arris, Emerson, Hella, LG Electronics, Lenovo, Quanta Computer, Seagate, Sagem Communication, and Samsung Electronics; (ii) leading EMS providers, such as Celestica, Flextronics, Hon Hai Precision Industry, Inventec, Jabil Circuit, and Sanmina-SCI, who build end-market products incorporating our semiconductors for companies such as Google, GoPro, Cisco, Dell, EMC, Intel, Microsoft, Thompson, and Roche Diagnostics; and (iii) leading distributors such as Arrow, Avnet, Future Electronics, Rutronic, Yosun Industrial, DigiKey, and Zenitron.

For the years 2015, 2014 and 2013, our OEM and EMS customers together accounted for 33%, 33% and 35%, respectively, of our net sales. The decrease in 2014 is due primarily to the fact that the majority of BCD net sales are to distributors. No customer accounted for 10% or more of our net sales in 2015, 2014 or 2013. In addition, for information concerning our business with related parties, see “Business - Certain Relationships and Related Party Transactions.”

We believe that our close relationships with our customers have provided us with deeper insight into our customers’ product needs. In addition to seeking to expand relationships with our existing customers, our strategy is to pursue new customers and diversify our customer base by focusing on leading global consumer electronics companies and their EMS providers and distributors. See “Risk Factors – Our customers require our products to undergo a lengthy and expensive qualification process without any assurance of product sales and demand to audit our operations from time to time.  A failure to qualify a product or a negative audit finding could adversely affect our net sales, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Many of our customers are based in Asia or have manufacturing facilities in Asia. Net sales by country consist of sales to customers in that country based on the country to which products are shipped. We report net sales based on “shipped to” customer locations as we believe this best represents where our customers’ business activities occur. For the year ended December 31, 2015, approximately 60%, 9%, 8%, 7%, 6%, 4% and 6% of our net sales were derived from China, United States (“U.S.”), Korea, Germany, Singapore, Taiwan, and all other markets, respectively, compared to 62%, 9%, 7%, 7%, 6%, 3% and 6% in 2014, respectively.

SALES AND MARKETING

We market and sell our products worldwide through a combination of direct sales and marketing personnel, independent sales representatives and distributors. We have direct sales personnel in the U.S., the U.K., France, Germany, Korea, Hong Kong, Taiwan and China. We also have independent sales representatives in the U.S., Asia, and Europe. In addition, we have distributors in the U.S., Asia, and Europe.

As of December 31, 2015, our direct global sales and marketing organization consisted of approximately 400 employees operating out of 13 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai and Shenzhen, China; Gyeonggi, South Korea; and Munich, Germany; and we have regional sales offices in the U.S. As of December 31, 2015, we also had approximately 16 independent sales representative firms marketing our products.

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

Our website, www.diodes.com, features an extensive online product catalog with advanced search capabilities. This, coupled with a comprehensive competitor cross-reference search, facilitates quick and thorough product selection.  Our website also provides easy access to our worldwide sales contacts and customer support and incorporates a distributor-inventory check to provide component inventory availability.

MANUFACTURING OPERATIONS AND FACILITIES

We operate two assembly and test facilities located in Shanghai, China, one in Jinan, China, one in Neuhaus, Germany, one in Taipei, Taiwan and one in Chengdu, China that became fully production capable in the second half of 2015. We have two wafer fabrication facilities located in Shanghai, one in Kansas City, Missouri and one in Manchester, U.K. Our wafer fabrication facilities in Shanghai include two 150mm wafer fabrication centers, our Kansas City facility fabricates 125mm and 150mm wafers, and our Manchester facility fabricates 150mm wafers.

In 2010, we announced an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, we formed a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”), to establish a semiconductor assembly and test manufacturing facility in Chengdu, China. We currently own 95% of the joint venture. The CDHT granted the joint venture a 50-year land lease, provides corporate and employee tax incentives, tax refunds, subsidies and other financial support. This is a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2015, we have invested approximately $120 million, primarily for infrastructure, buildings and equipment related capital expenditures.

For the years ending December 31, 2015 and 2014, our total capital expenditures were approximately $138 million and $59 million, respectively. The majority of our capital expenditures are in China.

Our manufacturing processes use many raw materials, including silicon wafers, aluminum and copper lead frames, gold and copper wire and other metals, molding compounds and various chemicals and gases. We also rely on equipment and finished product suppliers.  We are continuously evaluating our raw material costs in order to reduce our consumption while protecting and maintaining product performance. We have no material agreements with any of our suppliers that impose minimum or continuing supply obligations. From time to time, suppliers may extend lead-times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. See “Risk Factors – We depend on third-party suppliers for timely deliveries of raw materials, manufacturing services, product and process development, parts and equipment, as well as finished products from other manufacturers, and our reputation with customers, operating results and financial condition could be adversely affected if we are unable to obtain adequate supplies in a timely manner.” in Part I, Item 1A of this Annual Report for additional information.

Our corporate headquarters are located in a facility we own in Plano, Texas. We also lease or own properties around the world for use as sales and administrative offices, research and development centers, manufacturing facilities, warehouses and logistics centers. The size or location of these properties can change from time to time based on our business requirements. See “Properties” in Part I, Item 2 of this Annual Report for additional information.

BACKLOG

The amount of backlog to be shipped during any period is dependent upon various factors, and orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally booked from one month to greater than twelve months in advance of delivery. The rate of booking of new orders can vary significantly from month to month. We, and the industry as a whole, continue to experience a trend towards shorter customer-requested lead-times, and we expect this trend to continue. The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, we believe that the amount of our backlog at any date is not an accurate measure of our future sales. We strive to maintain proper inventory levels to support our customers’ just-in-time order expectations.  Our backlog of orders, based on expected ship date, was $122 million at December 31, 2015 and $130 million at December 31, 2014.

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

We acquired Anachip Corp., a fabless semiconductor company, in 2006, which initiated our presence in the analog product market with a portfolio of standard linear and low dropout regulator products, among others.

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

PowerDI and SBR are registered trademarks of Diodes Incorporated

In 2008, we acquired Zetex, which subsequently increased our available discrete and analog technologies with patents and trademarks for bipolar transistors and power management products such as LED drivers. LED drivers support a wide range of applications for automotive, safety and security, architecture, and portable lighting and are highly efficient and cost-effective.

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

In 2015, we acquired Pericom. Pericom designs, develops and markets high-performance ICs and FCPs used in many of today’s advanced electronic systems. ICs include functions that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system’s microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems. FCPs are electronic components that provide frequency references such as crystals and oscillators for computer, communication and consumer electronic products. Pericom’s analog, digital and mixed-signal ICs, together with our FCPs enable higher system bandwidth and signal quality, resulting in better operating reliability and signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phones, GPS and digital media players.

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

For the years ended December 31, 2015, 2014 and 2013, our investment in research and development activities was approximately $57 million, $52 million and $48 million, respectively, or approximately 7%, 6% and 6%, respectively, of net sales.

EMPLOYEES

As of December 31, 2015, we employed 7,695 employees (including approximately 1,000 temporary labor or independent contractors).  6,674 of our employees were in Asia, 558 were in the U.S. and 463 were in Europe. None of our employees in Asia or the U.S. are subject to a collective bargaining agreement, but a majority of our employees in Europe is covered by local labor agreements. We consider our relations with our employees to be satisfactory. See “Risk Factors – We may fail to attract or retain the qualified technical, sales, marketing, finance and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process in China, the U.S. and the U.K. where our wafer fabrication facilities are located, and in China, Taiwan and Germany where our assembly and test facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the years ended December 31, 2015, 2014 and 2013, our capital expenditures for environmental controls have not been material. As of December 31, 2015, there were no known environmental claims or recorded liabilities. See “Risk Factors – We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We conduct business with two related companies: Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC owned approximately 17% of our outstanding Common Stock as of December 31, 2015. We conduct business with a significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”).  Keylink is our 5% joint venture partner in our two Shanghai assembly and test facilities.  In addition, Ya Guang is our 5% joint venture partner in our two Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang.

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

The Audit Committee of the Board of Directors reviews all related party transactions for potential conflict of interest situations on an ongoing basis. We believe that all related party transactions are on terms no less favorable to us than would be obtained from unaffiliated third parties. For more information concerning our relationships with LSC, Keylink and Nuvoton, see “Risk Factors – One of our external suppliers is also a related party. The loss of this supplier could harm our business, operating results and financial condition.” in Part I, Item 1A and Note 13 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Room 1580 Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC.

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

Downturns in the highly cyclical semiconductor industry or changes in end-market demand could adversely affect our operating results and financial condition.

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

The semiconductor industry in which we operate is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability, technological innovation and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources than we have. As a result, they may be better able to develop new products, market their products, pursue acquisition candidates and withstand adverse economic or market conditions. Most of our current major competitors are broad line semiconductor manufacturers who often have a wider range of product types and technologies than we do. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Fairchild Semiconductor Corporation, Infineon Technologies A.G., NXP Semiconductors N.V., ON

Semiconductor Corporation, Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc. We may not be able to compete successfully in the future, and competitive pressures may harm our business, operating results and financial condition.

One of our external suppliers is also a related party. The loss of this supplier could harm our business, operating results and financial condition.

In 2015, 2014 and 2013, LSC, our largest stockholder, accounted for approximately 2%, 3%, and 4%, respectively, of our silicon wafer supply, and 3%, 2% and 3%, respectively, of our finished goods supply.  The loss of LSC as a supplier could materially harm our business, operating results and financial condition.

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

Our wafer fabrication facilities are located in Shanghai, China, Kansas City, Missouri, and Manchester, U.K., while our manufacturing facilities in Shanghai, Taipei, Taiwan, Chengdu, China, Jinan, China, and Neuhaus, Germany, perform assembly and test functions. Any disruption of operations at these facilities could have a material adverse effect on our manufacturing efficiencies, operating results and financial condition.

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

In addition, from time to time, our customers may demand an audit of our records, product manufacturing, qualification, and packaging processes, business practices and other related items to verify that we have complied with our business obligations, standard processes and procedures, product specifications and certain governing laws and regulations related to our business practices, and in accordance with the agreed terms and conditions of mutual business agreements.  If the audit shows any deficiency in any of these categories, our customers may require us to implement extensive protocols to remedy the deficiency, assess us significant penalties, refuse shipments of our products, return existing inventory, cancel orders, or terminate our business relationship, each of which will adversely affect our net sales, operating results and financial condition.

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

Our product range and new product development program are focused on low pin count semiconductor devices with one or more active or passive components. Our failure to develop new technologies, or anticipate or react to changes in existing technologies, either within or outside of the semiconductor market, could materially delay development of new products, which could result in a decrease in our net sales and a loss of market share to our competitors. The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. This includes the development of new types of technology or the improvement of existing technologies, such as analog and digital technologies that compete with, or seek to replace, discrete semiconductor technology. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and product enhancements on a timely and cost-effective basis. New products often command higher prices and, as a result, higher profit margins. We may not successfully identify new product opportunities or develop and bring new products to market or succeed in selling them into new customer applications in a timely and cost-effective manner.

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

As our operations grow in both size and scope, we will continuously need to improve and upgrade our systems and infrastructure while maintaining the reliability and integrity of our systems and infrastructure. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that the volume of business will increase. In particular, we have upgraded our financial reporting system and are currently seeking to upgrade other information technology systems. These and any other upgrades to our systems and information technology, or new technology, now and in the future, will require that our management and resources be diverted from our core business to assist in compliance with those requirements. There can be no assurance that the time and resources our management will need to devote to these upgrades, service outages or delays due to the installation of any new or upgraded technology (and related customer issues), or the impact on the reliability of our data from any new or upgraded technology will not have a material adverse effect on our cash flows, operating results and financial condition.

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

In addition, we sell finished products from other manufacturers. Our business could also be adversely affected if there are quality problems with the finished products we sell. From time to time, various suppliers may extend lead-times, limit supplies or increase prices due to capacity constraints or other factors. We have no long-term purchase contracts with any of these manufacturers and, therefore, have no contractual assurances of continued supply, pricing or access to finished products that we sell, and any such manufacturer could discontinue supplying to us at any time. Additionally, some of our suppliers of finished products or wafers compete directly with us and may, in the future, choose not to supply products to us.

If we do not succeed in continuing to vertically integrate our business, we will not realize the cost and other efficiencies we anticipate, which could adversely affect our ability to compete, our operating results and financial condition.

We are continuing to vertically integrate our business. Key elements of this strategy include continuing to expand our sales organization, manufacturing capacity, wafer foundry and research and development capability and expand our marketing, product development, package development and assembly and test operations in company-owned facilities or through the acquisition of established contractors. There are certain risks associated with our vertical integration strategy, including:

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

A significant part of our growth strategy involves acquiring companies. For example, (i) in 2000, we acquired FabTech, Inc., a wafer fabrication company, in order to have our own wafer manufacturing capabilities, (ii) in 2006, we acquired Anachip Corp. as an entry into the analog market, (iii) in 2006, we acquired the net operating assets of APD Semiconductor, Inc., (iv) in 2008, we acquired Zetex plc., (v) in 2012, we acquired over 50% of the outstanding common stock of Eris Technology Corporation, (vi) also in 2012, we acquired Power Analog Microelectronics, Inc., (vii) in 2013, we acquired BCD Semiconductor Manufacturing Limited and (viii) in 2015, we acquired Pericom Semiconductor Corporation. In addition, from time to time, we may be in various stages of discussions with potential acquisition targets as we intend to continue to expand and diversify our operations by making further acquisitions. However, we may be unsuccessful in identifying suitable acquisition candidates, or we may be unable to consummate a desired acquisition. To the extent we do make acquisitions, if we are unsuccessful in integrating these companies or their operations or product lines with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, operating results and financial condition. In addition, we may not realize all of the benefits we anticipate from any such acquisitions. Some of the risks that may affect our ability to integrate or realize any anticipated benefits from acquisitions that we may make include those associated with:

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

Our products are typically sold at prices that are an insignificant portion of the overall value of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a television may be sold for several cents, whereas the television maker might sell the television for several hundred dollars. Although we maintain rigorous quality control systems, we receive warranty claims and product liability claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end-products that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the net sales and profits we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our operating results and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. We may choose not to carry liability insurance, may not have sufficient insurance coverage, or may not have sufficient resources, to satisfy all possible warranty claims and product liability claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business, reputation, operating results and financial condition.

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

We currently have a U.S. banking credit facility under which we may draw up to $500 million with the possibility of an additional $200 million. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of December 31, 2015, an increase of 1% in interest rates on our outstanding debt would increase our annual interest rate expense by approximately $5 million.

We may have a significant amount of debt with various financial institutions worldwide. Any indebtedness could adversely affect our business, operating results, financial condition and our ability to meet payment obligations under such debt.

We may have a significant amount of debt and substantial debt service requirements on our borrowings, including our credit facilities with various financial institutions worldwide. As of December 31, 2015 $465 million was outstanding under our U.S. banking credit facility. In addition, we have short-term foreign credit facilities with borrowing capacities of approximately $84 million and with $1 million used for import and export guarantees. We have approximately $2 million of foreign long-term debt.

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

Our U.S. banking credit facility contains covenants imposing various restrictions on our business and financial activities. These restrictions may affect our ability to operate our business and undertake certain financial activities and may limit our ability to take advantage of potential business or financial opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens, incur indebtedness, make investments, dissolve or merge or consolidate with or into another entity, dispose of certain property, make restricted payments, issue or sell equity interests, engage in other different material lines of business, conduct related party transactions, enter into certain burdensome contractual obligations and use proceeds from any credit facility to purchase or carry margin stock or to extend credit to others for the same purpose. The Credit Agreement also requires us to meet certain financial ratios, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio.

Our ability to comply with the U.S. banking credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions, and are subject to the risks stated in this section of the Annual Report. The breach of any of these covenants or restrictions could result in an event of default under the facility. An event of default under the facility would permit the lenders under the facility to declare all amounts owed under such facility to be immediately due and payable in full. Upon acceleration of our indebtedness, we may be unable to repay the accelerated amount of principal and interest on the credit facilities that would then be due. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition-Debt instruments” in Part II, Item 7 of this Annual Report for additional information.

Our business benefits from certain Chinese government incentives. Expiration of, or changes to, these incentives could adversely affect our operating results and financial condition.

The Chinese government has provided various incentives to technology companies, including our manufacturing facilities located in Shanghai and Chengdu, China, in order to encourage development of the high-tech industry. These incentives include reduced tax rates and other measures. As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as our manufacturing facilities continue to maintain their High and New Technology Enterprise (“HNTE”) status. One of our Shanghai manufacturing facilities was approved for HNTE status for the tax years 2011-2013. For 2014 and future years, this facility no longer qualifies for HNTE status and, therefore, all of its income will be taxed at the statutory tax rate of 25%. Our other Shanghai manufacturing facility has been approved for HNTE status for the tax years 2015-2017. In addition, one of our wafer fabrication facilities and one research and development facility located in Shanghai have been approved for HNTE status for the tax years 2014-2016. HNTE qualification requires metrics based on China research and development expenditures as well as research and development headcount and overall college-degreed headcount.  Any prior years that have already been approved are subject to audit requirements. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved Shanghai assembly and test facility and wafer fabrication facility would increase to 25% for any period in which an audit shows we were not compliant, which could adversely affect our operating results and financial condition.

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

The impact of our HNTE and Go West status, collectively called tax holidays, decreased our tax expense by approximately $3 million, $2 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the fiscal year ended December 31, 2015 was approximately $0.06. The benefit of the tax holidays on both basic and diluted earnings per share for both the fiscal years ended December 31, 2014 and 2013 was approximately $0.05.

We operate a global business through numerous foreign subsidiaries, and there is a risk that tax authorities will challenge our transfer pricing methodologies or legal entity structures, which could adversely affect our operating results and financial condition.

We conduct operations worldwide through our foreign subsidiaries and are, therefore, subject to complex transfer pricing regulations in the jurisdictions in which we operate. Transfer pricing regulations generally require that, for tax purposes, transactions between related parties be priced on a basis that would be comparable to an arm’s length transaction between unrelated parties. There is uncertainty and inherent subjectivity in complying with these rules. To the extent that any foreign tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities and penalties. Based on our current knowledge and probability assessment of potential outcomes, we believe that we have provided for all tax exposures. However, the ultimate outcome of a tax examination could differ materially from our provisions and could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

As of December 31, 2015, the benefit obligation of the plan was approximately $145 million and the total assets in such plan were approximately $116 million. Therefore, the plan was underfunded by approximately $29 million. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.

Any fluctuations in the U.K. equity markets and bond markets or changes in several key actuarial assumptions, including, but not limited to, changes in discount rate, estimated return on the plan and mortality rates, can (i) affect the level of plan funding, (ii) cause volatility in the net periodic pension cost, and (iii) increase our future funding requirements. In the event that actual results differ from the actuarial assumptions or actuarial assumptions are changed, the funding status of the plan may change. Any deficiency in the funding of the plan could result in additional charges to equity and an increase in future plan expense and cash contribution. A significant increase in our funding requirements could have a negative impact on our cash flows, operating results and financial condition.

          During the second quarter of 2012, we adopted a payment plan with the trustees of the defined benefit plan, under which we would pay approximately British Pound (“GBP”) 2 million (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) every year from 2012 through 2019. In the first quarter of 2015, based on the pension deficit, we adopted (as required every three years) an amended payment plan in which we will pay approximately GBP 2 million (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) annually through 2030. This revised payment plan resulted in an increase of total required contributions from GBP 8 million to GBP 33 million (approximately $46 million). If we fail to reach an agreement with the trustees, as we are required to do every three years, the Pension Regulator in the U.K. could impose contributions on Diodes Zetex Limited or Diodes Zetex Semiconductors Limited, or in limited circumstances could require financial support to be provided to the plan from entities connected or associated with Diodes Zetex Limited or Diodes Zetex Semiconductors Limited. Furthermore, Diodes Zetex Limited and Diodes Zetex Semiconductors Limited remain ultimately liable to fully fund the plan regardless of any failure to agree upon future contributions in respect of a particular actuarial valuation, i.e., if either the plan or those companies were wound up, a debt equal to each company’s share of the entire outstanding deficit at that time (calculated on a statutory conservative basis) would be owed by the relevant company. This could have a material adverse effect on our cash flows, operating results and financial condition.

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

Our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of December 31, 2015 excluded the operations of Pericom. If we are not able to integrate Pericom operations into our internal control over financial reporting, our internal control over financial reporting may not be effective.

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

Complying with SOX 404 is time consuming and costly. The integration of Pericom operations into our internal control over financial reporting will require additional time and resources from our management and other personnel and may increase our compliance costs.

 Failure to comply with SOX 404, including a delay in or failure to successfully integrate Pericom operations into our internal control over financial reporting, or the report by us of a material weakness may cause investors to lose confidence in our consolidated financial statements, and the trading price of our Common Stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our Common Stock may decline.

Terrorist attacks, or threats or occurrences of other terrorist activities, whether in the U.S. or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our operating results and financial condition.

Terrorist attacks, or threats or occurrences of other terrorist or related activities, whether in the U.S. or internationally, may affect the markets in which our Common Stock trades, the markets in which we operate and our profitability. Future terrorist or related activities could affect our domestic and international sales, disrupt our supply chains and impair our ability to produce and deliver our products. Such activities could affect our physical facilities or those of our suppliers or customers. Such terrorist attacks could cause seaports or airports, to or through which we ship, to be shut down, thereby preventing the delivery of raw materials and finished goods to or from our manufacturing facilities in China, Taiwan and Germany and our wafer fabrication facilities in China, the U.S. and the U.K., or to our regional sales offices. Due to the broad and uncertain effects that terrorist attacks have had on financial and economic markets generally, we cannot provide any estimate of how these activities might negatively affect our future operating results and financial condition.

System security risks, data protection breaches, cyber-attacks and other related cybersecurity issues could disrupt our internal operations, and any such disruption could reduce our expected net sales, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our websites, products or otherwise exploit any security vulnerabilities of our websites and products. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service, extortionate demands to decrypt files and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions and materially adversely affect our operating results, stock price and reputation.

We manage and store various proprietary information and sensitive or confidential data relating to our business and third party business. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our partners or customers, including the potential loss, encryption or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our partners and customers or the individuals affected to a risk of loss or misuse of this information, extortionate demands to decrypt files, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Delayed sales, significant costs or lost customers resulting from these system security risks, data protection breaches, cyber-attacks and other related cyber-security issues could materially adversely affect our operating results, stock price and reputation.

RISKS RELATED TO OUR INTERNATIONAL OPERATIONS

Our international operations subject us to risks that could adversely affect our operations.

We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located in China. In each of the years ended 2015, 2014 and 2013, our Asian and European subsidiaries represented approximately 90% of our net sales. There are risks inherent in doing business internationally, and any or all of the following factors could cause harm to our business:

•	changes in, or impositions of, legislative or regulatory requirements, including income tax or value added tax laws in the U.S. and in the countries in which we manufacture or sell our products;
•	compliance with trade or other laws in a variety of jurisdictions;
•	trade restrictions, transportation delays, work stoppages, and economic and political instability;
•	changes in import/export regulations, tariffs and freight rates;
•	difficulties in collecting receivables and enforcing contracts;

•	currency exchange rate fluctuations;
•	restrictions on the transfer of funds from foreign subsidiaries to the U.S.;
•	the possibility of international conflict, particularly between or among China, the U.K., Germany, Taiwan and the U.S.;
•	legal, regulatory, political and cultural differences among the countries in which we do business;
•	longer customer payment terms; and
•	changes in U.S. or foreign tax regulations.

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

We believe that an increase in demand in China for electronic devices that include our products will be an important factor in our future growth. Continuing weakness in the Chinese economy could result in a decrease in demand for electronic devices containing our products and, thereby, materially and adversely affect our business, operating results and prospects.

Economic regulation in China could materially and adversely affect our business, operating results and prospects.

We have a significant portion of our manufacturing capacity in mainland China. In addition, in 2015 approximately 60% of our total sales were shipped to customers in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China and, thereby, have a material adverse effect on our business, operating results and prospects.

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

We intend to permanently reinvest overseas all earnings from foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax. As of December 31, 2015, we had undistributed earnings from non-U.S. operations of approximately $536 million (including approximately $42 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $383 million of this total.  Additional U.S. federal and state income taxes of approximately $146 million would be required should the $536 million of such earnings be repatriated to the U.S. as dividends.

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

Our directors, executive officers and our affiliate, LSC, beneficially own approximately 24% of our outstanding Common Stock, including options to purchase shares of our Common Stock that are exercisable within 60 days of December 31, 2015. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our Common Stock.

LSC, our largest stockholder, owns approximately 17% (approximately 8.1 million shares) of our Common Stock. Some of our directors and executive officers may have potential conflicts of interest because of their positions with LSC or their ownership of LSC common stock.

Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, a member of our Board of Directors and our President and Chief Executive Officer, is a board member of LTC and a board member of Nuvoton. L.P. Hsu, a member of the Board of Directors since 2007, serves as a consultant to LTC and a supervisor of the board of Nuvoton. Several of our directors and executive officers may own LSC common stock or hold options to purchase LSC common stock. Service on our Board of Directors and as a director or officer of LSC, or ownership of LSC common stock by our directors and executive officers, could create, or appear to create, actual or potential conflicts of interest when directors and officers are faced with decisions that could have different implications for LSC and us. For example, potential conflicts could arise in connection with decisions involving the Common Stock owned by LSC, or under the other agreements we may enter into with LSC. In 2015, 2014 and 2013, LSC accounted for approximately 2%, 3%, and 4%, respectively, of our silicon wafer supply, and 3%, 2% and 3%, respectively, of our finished goods supply.

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

(iii)	the business combination is approved by a majority of the board of directors and by the affirmative vote of 66-2/3% of the outstanding voting stock that is not owned by the interested stockholder.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.Properties.

Our primary physical properties at December 31, 2015 were as follows:

		Lease	Year
Primary use	Location	Expiration	Purchased	Sq. Ft.
Headquarters/R&D center	USA - Plano, Texas		2010	42,000
Regional sales/Administrative office	USA - Westlake Village, California	May 2016		1,500
Regional sales office/R&D center	USA - San Jose, California	July 2017		4,000
Regional sales office	USA - Amherst, New Hampshire	Monthly		< 1,000
Land (future headquarters site)	USA - Plano, Texas		2008	16 acres
Manufacturing facility/R&D center	USA - Lee’s Summit, Missouri	Dec 2017		70,000
Regional sales office	Germany - Munich	July 2016		6,000
Manufacturing facility/R&D center	England - Manchester		1998	75,000
Administrative/Logistics	England - Manchester		2004	81,000
Manufacturing facility/R&D center	Germany - Neuhaus		1996	53,000
Regional sales office	China - Shanghai		2010	7,000
Regional sales office	China - Shanghai		2013	10,000
Regional sales office	China - Shanghai		2014	1,200
Regional sales office	China - Shenzhen	Jan 2019		17,286
Manufacturing facility/R&D/Logistics	China - Shanghai	June 2019		691,913
Manufacturing facility	China - Chengdu		2015	698,000
Dormitory	China - Shanghai	June 2021		56,855
SDC	China - Shanghai	June 2020		26,910
Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	Aug 2019		186,878
Manufacturing facility	China - Chengdu	June 2016		40,000
Manufacturing facility/R&D/Logistics	China - Shanghai	Feb 2056		567,090
Manufacturing facility/R&D/Logistics	China - Shanghai	Dec 2020		59,902
Logistics center	China - Shanghai	Dec 2016		5,767
Regional sales office	South Korea - Seongnam-si	May 2016		2,000
Regional sales office	South Korea - Gyunggi-Do	Oct 2016		< 1,000
R&D center	Taiwan - Hsinchu	Nov 2018		26,000
Sales/Administrative/Logistics	Taiwan - Taipei		2006	35,500
Sales/Administrative/Logistics	Taiwan - Taipei		2014	11,000
Regional sales office	Taiwan - Kaohsiung City	July 2016		< 1,000
Regional Sales/Administrative office	Taiwan - Taipei		2000-2008	11,000
Manufacturing facility	Taiwan - Taipei	Nov 2018		62,000
R&D center/Logistics/Administrative	Taiwan - Taipei	Nov 2018		50,000
Pericom:
Administrative/R&D	Milpitas, CA		2012	85,040
Regional Sales/Administrative office	Taiwan - Taipei		2008	11,390
Manufacturing facility/Subsidiary Headquarters	Taiwan - Taoyuan City		2000	78,762
R&D Team Office	Taiwan - Zhubei City	Jan 2017		2,430
R&D Team Office	Taiwan - Zhunan City	Mar 2018		1,270
Factory plant	China - Jinan, Shandong		2009	145,568
Headquarters & Administrative Building	China - Jinan, Shandong		2010	93,423
R&D Building	China - Jinan, Shandong		2012	81,523
IC Design Centre	China - Shanghai		1995	30,036
Staff Dormitory	China - Shanghai, China		1998	1,567
Management; Regional Sales Office	China - Shenzhen, China	Dec 2017		6,524
IC Design Centr; Management	China - Yangzhou	Oct 2016		21,528
Office Building	China - Yangzhou		2015	6,085
IC Design Center; Regional Sales Office, Management	Hong Kong	May 2018		9,113

We believe our current facilities are adequate for the foreseeable future.

Item 3. Legal Proceedings.

From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any current pending legal proceeding will not have any material adverse effect on our financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact our business and operating results for the period in which the ruling occurs or future periods. See Note 15 of the Notes to Consolidated Financial Statements for detailed information regarding the status of our lawsuits.

Item 4.Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market (“NasdaqGS”) under the symbol “DIOD.” The following table shows the range of high and low closing sales prices per share for our Common Stock for each fiscal quarter from January 1, 2014 as reported by NasdaqGS.

Calendar Quarter	Closing Sales Price of
Ended	Common Stock
	High	Low
First quarter 2016 (through February 23, 2016)	$22.30	$17.24
Fourth quarter 2015	25.09	19.06
Third quarter 2015	24.11	18.88
Second quarter 2015	28.32	24.11
First quarter 2015	30.43	25.83
Fourth quarter 2014	27.74	20.00
Third quarter 2014	30.05	23.92
Second quarter 2014	30.30	25.80
First quarter 2014	26.12	22.12

Holders and Recent Stock Price

On February 23, 2016, the closing sales price of our Common Stock as reported by NasdaqGS was $17.98, and there were approximately 326 holders of record of our Common Stock.

Dividends

We have never declared or paid cash dividends on our Common Stock, and currently do not intend to pay dividends in the foreseeable future as we intend to retain any earnings for use in our business. Our U.S. banking credit facility permits us to pay dividends up to $1.5 million per fiscal year to our stockholders so long as we have not defaulted and are in continuing operation at the time of such dividend. The payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from our 2016 definitive proxy statement into Item 12 of Part III of this Annual report.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2015. The graph is not necessarily indicative of future price performance.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2016.

The graph assumes $100 invested on December 31, 2010 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the stock of companies in the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

December 2015
		2010	2011	2012	2013	2014	2015
Diodes Incorporated	Return %		(21.08)	(18.54)	35.79	17.02	(16.65)
	Cum $	100	78.92	64.28	87.29	102.15	85.14

NASDAQ Industrial Index	Return %		0.31	21.52	44.54	2.98	9.56
	Cum $	100	100.31	121.90	176.19	181.44	198.79

NASDAQ Composite-Total Returns	Return %		(0.83)	17.45	40.12	14.75	6.96
	Cum $	100	99.17	116.48	163.21	187.27	200.31

Issuer Purchases of Equity Securities

The Company repurchases shares of its Common Stock from time to time pursuant to publicly announced share repurchase programs. During 2015, the Company repurchased 466,010 of its common shares at a cost of $11 million. All purchases were made through open market transactions and were recorded as treasury stock. The following table contains information for shares repurchased during the fourth quarter of 2015. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Nov-15	78,992	$22.90	78,992	$98,190,827
Dec-15	387,018	23.77	466,010	88,990,673

(a)Share repurchases are made pursuant to a share repurchase program authorized in November 2015 by the Company’s board of directors to repurchase up to an aggregate of $100,000,000 of the Company’s outstanding Common Stock, $0.66 2/3 par value per share.  The share

        repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board of Directors.   Average price

        paid per share includes broker commissions.

Item 6. Selected Financial Data.

The following selected consolidated financial data for the fiscal years ended December 31, 2015 through 2011 is qualified in its entirety by, and should be read in conjunction with, the other information and consolidated financial statements, including the notes thereto, appearing elsewhere herein. Certain immaterial amounts as presented in the accompanying consolidated financial statements have been reclassified to conform to 2015 financial statement presentation.

(In thousands, except per share data)	Years Ended December 31,
Statement of Income Data	2015	2014	2013	2012	2011
Net sales	$848,904	$890,651	$826,846	$633,806	$635,251
Gross profit	248,583	277,279	237,836	161,586	193,697
Selling, general and administrative expenses	139,245	133,701	132,106	101,363	89,974
Research and development expense	57,027	52,136	48,302	33,761	27,231
Amortization of acquisition-related intangible assets	8,596	7,914	8,078	5,122	4,503
Impairment of goodwill	-	-	5,318	-	-
Restructuring	-	-	1,535	-	-
Loss (gain) on sale of assets	1,613	(983)	216	(3,556)	-
Total operating expenses	206,481	192,768	195,555	136,690	121,708
Income from operations	42,102	84,511	42,281	24,896	71,989
Interest income	1,006	1,470	1,274	778	1,024
Interest expense	(4,232)	(4,332)	(5,580)	(876)	(3,139)
Amortization of debt discount	-	-	-	-	(6,032)
Gain (loss) on securities carried at fair value	400	1,364	601	7,100	(1,039)
Other income (expense)	1,319	2,979	9	(1,091)	861
Income before income taxes and noncontrolling interest	40,595	85,992	38,585	30,807	63,664
Income tax provision	14,082	20,359	14,481	4,825	10,157
Net income	26,513	65,633	24,104	25,982	53,507
Less: net (income) loss attributable to noncontrolling interest	(2,239)	(1,955)	2,428	(1,830)	(2,770)
Net income attributable to common stockholders	24,274	63,678	26,532	24,152	50,737
Earnings per share attributable to common stockholders:
Basic	$0.50	$1.35	$0.57	$0.53	$1.12
Diluted	$0.49	$1.31	$0.56	$0.51	$1.09
Number of shares used in computation:
Basic	48,210	47,184	46,363	45,780	45,202
Diluted	49,500	48,594	47,658	46,899	46,713

	As of December 31,
Balance Sheet Data	2015	2014	2013	2012	2011
Total assets	$1,601,030	$1,179,157	$1,162,258	$920,063	$793,064
Working capital	570,888	526,239	493,169	377,892	317,087
Long-term debt, net of current portion	455,941	140,787	182,799	44,131	2,857
Total Diodes Incorporated stockholders' equity	795,345	768,275	702,742	677,185	633,760

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Summary of the Year Ended December 31, 2015

•	We acquired Pericom Semiconductor Corporation in November for approximately $403.2 million;
•	During the fourth quarter we incurred costs of approximately $8 million for Pericom employees for restricted stock awards and change-in-control agreements.
•	Net sales were $849 million, a decrease of 4.7% from the $891 million in 2014;
•	Gross profit was $249 million, or 29.3% of net sales, a decrease of 10.1% from the $277 million, in 2014, or 31.1% of net sales. in 2014;
•	Selling and administrative expenses were up $5.5 million, primarily related to costs associated with the Pericom acquisition, when compared to 2014;
•	Net income attributable to common stockholders was $24 million, or $0.49 per diluted share, compared to $64 million, or $1.31 per diluted share, in 2014;
•	Cash flow from operations was $118 million compared to $134 million in 2014; and
•	We repurchased approximately $11 million or 466,010 shares of our outstanding common stock.

Summary of the Year Ended December 31, 2014

•	Net sales for 2014 increased approximately 8% to $891 million, compared to $827 million in 2013;
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

Business Acquisitions

In the fourth quarter of 2015, we completed the acquisition of Pericom for aggregate consideration of approximately $403.2 million, excluding acquisition costs, fees and expenses.  The cash portion of the acquisition price was funded by borrowings under our bank credit facilities and use of existing cash.  Pericom’s financial results have been included in our consolidated financial statements from November 24, 2015.

In the first quarter of 2013, we completed the acquisition of BCD for an aggregate consideration of approximately $155 million, excluding acquisition costs, fees and expenses, plus a $5 million employee retention plan.

Business Outlook

Looking forward, we remain focused on achieving our goal of $1 billion in annual revenue with model gross margins of 35%. Acquisitions remain a key part of our growth strategy to reach our revenue goal. We have a solid pipeline of designs and expanded customer relationships across all regions and product lines. The success of our business depends on, among other factors, the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers not canceling or deferring existing orders, and the strength of consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the uncertainties in the global economy as we continue to execute on the strategy that has proven successful for us over the years. See “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Factors Relevant to Our Results of Operations

In 2015, the following factors affected, and, we believe, will continue to affect, our results of operations:

•

We continue to experience pressure from our customers to reduce the selling price for our products, and we expect future improvements in net income to result primarily from increases in sales volume and improvements in product mix, as well as manufacturing cost reductions in order to offset any reduction in average selling prices of our products.

•

For the years ended December 31, 2015, 2014 and 2013, our original equipment manufacturer (“OEM”) and electronic manufacturing services (“EMS”) customers together accounted for 33%, 33% and 37% of net sales, respectively, while our global network of distributors accounted for 67%, 67% and 63% of net sales, respectively.

•

Our gross profit margin was 29.3% in 2015, compared to 31.1% in 2014 and 28.8% in 2013. The decline in gross profit margin in 2015 was due to lower capacity utilization, product mix and pricing. Future gross profit margins will depend primarily on market prices, our product mix, manufacturing cost savings, and the demand for our products.

•

For 2015, the percentage of our net sales derived from our Asian subsidiaries was 80%, compared to 80% in 2014 and 82% in 2013. Europe accounted for approximately 11%, 10% and 9% of our net sales in 2015, 2014 and 2013, respectively. In addition, North America accounted for approximately 9%, 10% and 9% of our net sales in 2015, 2014 and 2013, respectively.

•

For 2015, our capital expenditures were approximately 16.2% of net sales, which is higher than our previous 5% to 9% of net sales model.  The increase in 2015 was primarily due to the Chengdu, China site expansion.  The Chengdu, China site expansion is a long-term, multi-year project that will provide us additional capacity as needed.

•

During 2015, we invested approximately $133 million in our manufacturing and wafer fabrication facilities in China, and we expect to continue to invest in our facilities, although the amount to be invested will depend on product demand and new product developments.

•

Our investment in research and development for 2015 increased to approximately $57.0 million, or 6.7% of net sales, compared to $52 million, or 5.9% of net sales, in 2014. Approximately $1 million of the increase in research and development for 2015 is related to expense for restricted stock grants and change-in-control agreements for Pericom employees. We expect research and development costs to continue to increase as we look to invest in developing new products.

Description of Sales and Expenses

Net sales

The principal factors that have affected or could affect our net sales from period to period are:

•	The condition of the economy in general and of the semiconductor industry in particular.
•	Our customers’ adjustments in their order levels.
•	Changes in our pricing policies or the pricing policies of our competitors or suppliers.
•	The addition or termination of key supplier relationships.
•	The rate of introduction and acceptance by our customers of new products.
•	Our ability to compete effectively with our current and future competitors.
•	Our ability to enter into and renew key corporate and strategic relationships with our customers, vendors and strategic alliances,
•	Changes in foreign currency exchange rates.
•	A major disruption of our information technology infrastructure.
•	Unforeseen catastrophic events, such as armed conflict, terrorism, fires, typhoons and earthquakes, and
•	Any other disruptions, such as labor shortages, unplanned maintenance or other manufacturing problems.

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

Selling, general and administrative expenses

Selling, general and administrative expenses relate primarily to compensation and associated expenses for personnel in general management, sales and marketing, information technology, engineering, human resources, procurement, planning and finance, and sales commissions, as well as outside legal, investor relations, accounting, consulting and other operating expenses.  Also included in selling, general and administrative expenses are acquisition costs from business combinations.

Research and development expenses

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development expenses are primarily associated with our wafer facilities in China, Kansas City, Missouri and Manchester, U.K. and our manufacturing facilities in Taiwan and China, as well as with our engineers in the U.S. and Taiwan. All research and development expenses are expensed as incurred.

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

Income tax provision

Our global presence requires us to pay income taxes in a number of jurisdictions. See Note 10 of “Notes to Consolidated Financial Statements” for additional information.

Net income attributable to noncontrolling interest

This represents the minority investors’ share of our subsidiaries’ earnings.

Net income attributable to common stockholders

Net income attributable to common stockholders is net income less net income attributable to noncontrolling interest.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of income bear to net sales and the percentage dollar increase (decrease) of such items from period to period.

				Percentage Dollar
	Percent of Net Sales			Increase (Decrease)
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	'14 to '15	'13 to '14

Net sales	100%	100%	100%	(5%)	8%
Cost of goods sold	(70.7)	(68.9)	(71.2)	(2)	4
Gross profit	29.3	31.1	28.8	(10)	17
Operating expenses	(24.3)	(21.6)	(23.0)	7	(1)
Income from operations	5.0	9.5	6.0	(50)	100
Interest income	0.1	0.2	0.0	(32)	15
Interest expense and amortization of debt discount	(0.5)	(0.5)	(1.0)	(2)	(22)
Gain (loss) on securities carried at fair value	0.0	0.2	0.0	(71)	127
Other income (expenses)	0.2	0.3	0.0	(56)	NM
Income before income taxes and noncontrolling interest	4.8	9.7	5.0	(53)	123
Income tax provision	1.7	2.3	2.0	(31)	41
Net income	3.1	7.4	3.0	(60)	172
Net (income) loss attributable to noncontrolling interest	(0.2)	(0.2)	0.0	15	(181)
Net income attributable to common stockholders	2.9	7.1	3.0	(62)	140

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report (in thousands).

Year 2015 Compared to Year 2014

Net sales and gross profit margin

	2015	2014	Increase/ (Decrease)	% Change
Net sales	$848,904	$890,651	$(41,747)	(5)%
Cost of goods sold	600,321	613,372	(13,051)	(2)
Gross profit	248,583	277,279	(28,696)	(10)
Gross profit margin	29.3%	31.1%		-

         The decrease in net sales for 2015 compared to 2014 was representative of weaker demand across several key end markets and geographies and lower average selling prices.  The decrease in net sales was partially offset by revenue of approximately $15 million recorded related to Pericom. The softer environment negatively impacted the loading and utilization at our manufacturing facilities.  As a percent of sales, cost of goods sold increased to 70.7% for 2015, compared to 68.9% in the same period last year, reflecting the decline in total revenue, the lower average selling prices, and the reduction in factory utilization.  Cost of sales included $10.7 million from Pericom operations.  Additionally there was approximately $1 million of expense for restricted stock awards and change-in-control agreements for Pericom employees.

Operating expenses

	2015	2014	Increase/ (Decrease)	% Change
Selling, general and administrative ("SG&A")	$139,245	$133,701	$5,544	4%
Research and development ("R&D")	57,027	52,136	4,891	9
Amortization of acquisition-related intangible assets	8,596	7,914	682	9
Loss (gain) on sale of assets	1,613	(983)	2,596	264
Total	$206,481	$192,768	$13,713	7

Total operating expenses for 2015 increased approximately $14 million, or 7% when compared to 2014.  Included in operating expenses for 2015 are approximately $5 million from Pericom operations and additional expenses of approximately $7 million for Pericom employees for restricted stock awards and change-in-control agreements.  Of the components within operating expenses,

R&D, as a percentage of sales, increased slightly to 6.7% for 2015, compared to 5.9% in the same period last year.  R&D expense increased primarily due $1 million of expense for restricted stock grants and change-in-control agreements for Pericom employees, packaging related development activity and increased investment associated with the Pericom acquisition in November 2015, amortization of acquisition-related intangible assets increased reflecting the Pericom acquisition, and the loss on sale of assets reflects the impairment of old assets during 2015 in our BCD wafer fab that are not able to convert from six inch to eight inch wafer diameter production, and the gain realized on the sale of fixed assets in 2014 that did not repeat in 2015.  SG&A, as a percentage of sales, increased slightly to 16.4% of sales for 2015, compared to 15.0% in the same period last year. Included in SG&A expense for 2015 was approximately $6 million for Pericom employees related to restricted stock grants and change-in-control agreements.

Other income/(expenses)

	2015	2014	Increase/ (Decrease)	% Change
Interest income	$1,006	$1,470	$(464)	(32)%
Interest expense	(4,232)	(4,332)	(100)	(2)
Gain on securities carried at fair value	400	1,364	(964)	(71)
Other income (expenses)	1,319	2,979	(1,660)	(56)
Total	$(1,507)	$1,481	$(3,188)	(215)

Interest income and gains on securities carried at fair value decreased as we held lower investable balances during the year.  Our investment balance increased at year end due to the investments acquired in the Pericom acquisition.   Other income (expense) decreased due to a higher level of currency gains on Taiwan currency recorded in 2014 when compared to 2015.

Income tax provision and noncontrolling interest

	2015	2014	Increase/ (Decrease)	% Change
Income tax provision	$14,082	$20,359	$(6,277)	(31)%
Net (income) loss attributable to noncontrolling interest	(2,239)	(1,955)	284	15
Net income attributable to common stockholders	24,274	63,678	(39,404)	(62)

We recognized income tax expense of approximately $14 million for 2015, resulting in an effective tax rate of approximately 35%, as compared to 24% for 2014. The decrease in tax expense from 2014 to 2015 was due primarily to the decrease in pretax earnings during the same period.  The increase in the effective tax rate from 2014 to 2015 was due primarily to an increase in earnings in higher tax jurisdictions, relative to earnings in lower tax jurisdictions, and to the decrease in overall pretax earnings during the same period.

Net (income) loss attributable to noncontrolling interest primarily represents the minority investors’ share of the earnings of certain China subsidiaries and Eris. The noncontrolling interest in the subsidiaries and their equity balances are reported separately in the consolidation of our financial statements.

Year 2014 Compared to Year 2013

Net sales, cost of goods sold and gross profit

	2014	2013	Increase/ (Decrease)	% Change
Net sales	$890,651	$826,846	$63,805	8%
Cost of goods sold	613,372	589,010	24,362	4
Gross profit	277,279	237,836	39,443	17
Gross profit margin	31.1%	28.8%		-

Net sales for 2014 increased due to an approximately 8% increase in units sold, which was due primarily to net sales increases in our Asia markets.  Average selling prices for 2014 were flat compared to 2013.

Cost of goods sold as a percentage of sales, decreased from 71.2% for 2013 to 68.9% for 2014. Our average unit cost decreased by approximately 3%.

Gross profit as a percentage of net sales was 31.1% for 2014, compared to 28.8% for 2013. The increase in gross margin was primarily due to lower gold prices, improved product mix, copper wire conversion and cost reduction efforts.

Operating expenses

	2014	2013	Increase/ (Decrease)	% Change
Selling, general and administrative ("SG&A")	$133,701	$132,106	$1,595	1
Research and development ("R&D")	52,136	48,302	3,834	8
Amortization of acquisition-related intangible assets	7,914	8,078	(164)	(2)
Impairment of goodwill	-	5,318	(5,318)	(100)
Restructuring	-	1,535	(1,535)	(100)
Loss (gain) on sale of assets	(983)	216	(1,199)	(555)

SG&A for 2014 increased due primarily to increased selling expenses, partly offset by reduced retention bonus related to the BCD acquisition. SG&A, as a percentage of net sales, improved to 15.0% in 2014, from 16.0% in 2013.

R&D for 2014 increased due primarily to an increase in employee related costs.  R&D, as a percentage of net sales, was 6% for both 2014 and 2013.

Amortization of acquisition-related intangibles was due primarily to the amortization expense on the acquired intangibles of BCD.

Goodwill impairment for 2013 was related to Eris.  There was no goodwill impairment for 2014.

There were no restructuring related costs for 2014.  The restructuring in 2013 related to termination and severance costs of our U.K. development team and the closure of our New York sales office.

We recorded a gain on sale of assets for 2014, due to the sale of a building in Taiwan.

Other income/(expenses)

	2014	2013	Increase/ (Decrease)	% Change
Interest income	$1,470	$1,274	$196	15%
Interest expense	(4,332)	(5,580)	(1,248)	(22)
Gain on securities carried at fair value	1,364	601	763	127
Other income (expenses)	2,979	9	2,970	NA

Interest income for both 2014 and 2013 was relatively flat consisting of interest earned on bank deposits and short-term investments.

Interest expense for 2014 declined in 2014 compared to 2013 primarily due to the repayment of $40 million on our revolving senior credit facility.

Gain on securities resulted primarily from unrealized and realized gains on trading securities.

Other income for 2014 included approximately $2 million in currency gains.  Included in other income for 2013 were foreign currency gains and miscellaneous income.

Income tax provision and noncontrolling interest

	2014	2013	Increase/ (Decrease)	% Change
Income tax provision	$20,359	$14,481	$5,878	41%
Net (income) loss attributable to noncontrolling interest	(1,955)	2,428	(4,383)	(181)
Net income attributable to common stockholders	63,678	26,532	37,146	140

We recognized income tax expense of approximately $20 million for 2014, resulting in an effective tax rate of approximately 24%, as compared to 38% for 2013. Income tax expense for 2013 includes approximately $5 million of additional tax expense related to a tax audit by the China tax authorities. The increase in tax expense from 2013 to 2014 was due primarily to the increase in pretax earnings during the same period.

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

The Amendment provided the Company with a $400 million revolving senior credit facility (the “Revolver”), which includes a $10 million swing line sublimit, a $10 million letter of credit sublimit, and a $20 million alternative currency sublimit, and a $100 million term loan facility (the “Term Loan Facility”). We may from time to time request additional increases in the aggregate commitments under the Credit Agreement of up to $200 million, subject to the Lenders electing to increase their commitments or by means of the addition of new Lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the Revolver. The Revolver and the term loan both mature on January 8, 2018, and as of December 31, 2015, $464.5 million was outstanding. In addition, we have short-term foreign credit facilities with borrowing capacity of approximately $84 million with $1 million used for import and export guarantees. We also have foreign long-term debt of approximately $2 million.  Our primary liquidity requirements have been to meet our capital expenditure needs and to fund on-going operations. For 2015 and 2014, and 2013, our working capital was $571 million, $526 million, and $493 million, respectively.  In 2015 our working capital increased due to increases in short-term investments, accounts receivable and inventories.  These increases were driven by the Pericom acquisition.  Our working capital increased in 2014 due primarily to the increase in cash and cash equivalents, and a decrease in accounts payable. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations for at least the next 12 months.

In 2015, 2014 and 2013, our capital expenditures were approximately $138 million, $59 million and $44 million, respectively, which includes approximately $62 million, $18 million and $7 million of capital expenditures related to the investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”) for 2015, 2014 and 2013, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the U.S. and office buildings. Capital expenditures in 2015 were approximately 16% of our net sales, which was greater than our previous historical 5% to 9% model due to the construction and furnishing of the Chengdu manufacturing site.

In 2010, we announced an investment agreement with the Management Committee of the CDHT. Under this agreement, we formed a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”), to establish a semiconductor assembly and test facility in Chengdu, China. We currently own 95% of the joint venture. The CDHT granted the joint venture a 50 year land lease, provides corporate and employee tax incentives, tax refunds, subsidies and other financial support. This is a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2015, we have invested $120 million, primarily for infrastructure, buildings and equipment related capital expenditures.

In November 2015, we completed the acquisition of Pericom for an aggregate consideration of approximately $403 million, excluding acquisition costs, fees and expenses. The acquisition was funded by drawings on our bank credit facility and use of existing funds. The acquisition is a continuation of our strategy to expand our semiconductor product offerings and to maximize our market opportunities.  In the future we may acquire product lines or companies in order to enhance our portfolio and accelerate our new offerings, which could have a material impact on liquidity and require us to draw down on our credit facilities or increase our borrowings and limits.

In March 2013, we completed the acquisition of BCD for an aggregate consideration of approximately $155 million, excluding acquisition costs, fees and expenses, plus a $5 million employee retention plan. The acquisition was funded by borrowings under our bank credit facilities.

We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax.  Accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.  As of December 31, 2015, our foreign subsidiaries held approximately $257 million of cash, cash equivalents and investments of which approximately $166 million would be subject to a potential tax if repatriated to the U.S as dividends.

Restricted cash is pledged as collateral when we enter into agreements with banks for certain banking facilities. As of December 31, 2015, restricted cash of $1 million was pledged as collateral for issuance of bank acceptance notes and letters of credit.

As of December 31, 2015, we had short-term investments of approximately $65 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase.  The increase from $12 million in 2014, to 2015 reflects the short-term investment portfolio acquired as part of Pericom.  We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of interest income.

Discussion of Cash Flows

Cash and cash equivalents decreased approximately $25 million to $218 million in 2015 from $243 million in 2014.  The decrease is primarily driven by lower revenue, funds used to purchase Pericom, to pay down long-term debt and fund operating expenses. Cash and cash equivalents increased from $197 million at December 31, 2013, to $243 million at December 31, 2014. The increase during 2014 was primarily due to the increase in cash provided by operating activities and cash used in connection with the acquisition of BCD in 2013, and was offset by the advance on the revolving note.

	Year Ended December 31,
	2015	2014	Change	2014	2013	Change
Net cash provided by operating activities	$118,111	$134,272	$(16,161)	$134,272	$109,891	$24,381
Net cash used by investing activities	(459,446)	(42,768)	(416,678)	(42,768)	(186,402)	143,634
Net cash provided by (used by) financing activities	321,362	(35,759)	357,121	(35,759)	112,361	(148,120)
Effect of exchange rates on cash and cash equivalents	(4,592)	(9,380)	4,788	(9,380)	3,664	(13,044)
Net increase (decrease) in cash and cash equivalents	$(24,565)	$46,365	$(70,930)	$46,365	$39,514	$6,851

Operating Activities

Net cash provided by operating activities for 2015 was approximately $118 million, due primarily to $27 million of net income, $80 million in depreciation and amortization, $19 million from non-cash share-based compensation, partially offset by a total of approximately $10 million net decrease in other operating asset and operating liability accounts.  Net cash provided by operating activities for 2014 was approximately $134 million, due primarily to $66 million of net income, $77 million of depreciation and amortization and $14 million from non-cash share-based compensation, partially offset by decreases in prepaids and accounts payable. Net cash provided by operating activities was $110 million for 2013, due primarily to $24 million of net income, $74 million of depreciation and amortization, $14 million from non-cash, share-based compensation, and a $15 million reduction in inventories, partially offset by increases in accounts receivable and decreases in accounts payable.

Net cash provided by operating activities decreased approximately $16 million from 2014 to 2015. This decrease resulted primarily from a decrease in net income, partially offset by non-cash related items such as depreciation, amortization, and changes in operating assets and liabilities.

Net cash provided by operating activities increased approximately $24 million from 2013 to 2014. This increase resulted primarily from an increase in net income, non-cash related items such as depreciation, amortization, and changes in operating assets and liabilities.

Investing Activities

Net cash used by investing activities for 2015 was approximately $460 million.  Included in our investing activities is $349 million of acquisitions, net of cash acquired.  We had capital expenditures of $133 million.  We had sales of short-term investments, net of purchases of approximately $18 million.

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

Financing Activities

Net cash provided by financing activities for 2015 was approximately $321 million, due primarily to the additional debt of approximately $391 million we incurred to purchase Pericom.  This increase was partially offset by the repayment of approximately $66 million of long-term debt during 2015.

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

Debt instruments

The Credit Agreement as contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends) (as such terms are defined in the Amendment or the Credit Agreement).

As of December 31, 2015, our U.S. and Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $83 million, with several financial institutions. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand, except for two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2015, no amounts were outstanding under these lines of credit. See “Liquidity and Capital Resources” above and Note 7 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

Contractual Obligations

The following table represents our contractual obligations as of December 31, 2015 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$466,224	$10,282	$455,080	$598	$264
Interest on long-term debt [1]	17,938	8,921	8,985	27	5
Operating leases	45,501	10,387	15,241	11,333	8,540
Capital leases	199	180	19	-	-
Defined benefit obligations	45,832	3,055	6,111	6,111	30,555
Purchase obligations	24,907	24,907	-	-	-
Total obligations	$600,601	$57,732	$485,436	$18,069	$39,364
(1)

Interest on long-term debt assumes there is no change in long-term debt from the balance outstanding as of December 31, 2015, other than required principal payments.  The Revolver and Term Loan mature in January 2018.

Tax liabilities are not included in the above contractual obligations as we cannot make reasonable estimates of the amount and period in which those tax liabilities would be paid. See “Accounting for income taxes” below and Note 10 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

Revenue recognition

Net sales (revenue) are recognized when there is persuasive evidence that an arrangement exists, when delivery has occurred, when the price to the buyer is fixed or determinable and when collectability of the receivable is reasonably assured. These elements are met when title to the products is passed to the buyer, which is generally when product is shipped to the customer or when product is delivered to the customer. Generally, we recognize net sales upon shipment to manufacturers (direct ship) as well as upon sales to distributors using the “sell in” model, which is when product is shipped to the distributors (point of purchase).

Certain customers have limited rights of return or are entitled to price adjustments on products held in their inventory or upon sale to their end customers. We reduce net sales in the period of sale for estimates of product returns, distributor price adjustments and other allowances. Our reserve estimates are based upon historical data as well as projections of sales, distributor inventories, price adjustments, average selling prices and market conditions. Actual returns and adjustments could be significantly different from our estimates and provisions, resulting in an adjustment to net sales.

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

Goodwill and other indefinite lived intangible assets

Goodwill is tested for impairment on an annual basis, on October 1, and between annual tests if indicators of potential impairment exist. We use the simplified goodwill impairment test, which allows us to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. We are required to perform step one and calculate the fair value of our reporting units only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying value (that is, a likelihood of more than 50%). The qualitative analysis, which is referred to as step zero, is performed, and we consider all relevant factors specific to our reporting units. Some factors considered in step zero are macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit and other relevant entity-specific events. If any reporting unit fails step zero, its goodwill and other indefinite lived intangible assets will be tested using the two-step process. The first step requires a comparison of the fair value of the reporting unit to the respective carrying value. If the reporting unit fails step one, meaning that its carrying value exceeds its fair value, then the second step must be performed. The second step computes the amount of impairment, if any, by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment loss will be recognized.

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

Foreign Currency Denominated Defined Benefit Plans

We have a contributory defined benefit plan that covers certain employees in the U.K., which is closed to new entrants and frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. December 31 is our annual measurement date, and on the measurement date, defined benefit plan assets are determined based on fair value. Defined benefit plan assets consist primarily of high quality corporate bonds and stocks that are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating to the terms of the related pension liability. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.

As of December 31, 2015, the plan was underfunded and a liability of approximately $29 million was reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $31 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of less than $1 million. The weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2015 was 4.0%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce/increase annual benefit cost by less than $1 million. A 0.2% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would increase/(decrease) the year–end projected benefit obligation by approximately $5.6 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net period benefit cost by approximately $1 million. The asset value of the defined benefit plan has been volatile in recent years due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors - Changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our cash flows, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

Interest Rate Risk

We have credit facilities with financial institutions in the U.S., Asia and Europe as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As a matter of policy, we do not enter into derivative transactions for speculative purposes. As of December 31, 2015, our outstanding principal debt included $465 million outstanding under our revolving senior credit facility and term loan, $2 million outstanding under foreign long term liabilities and $1 million used for import and export guarantees and bank acceptance notes. Based on an increase or decrease in interest rates by 1.0% for the year on our credit facilities, our annual interest rate expense would increase or decrease by approximately $5 million.

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

Inflation Risk

Inflation did not have a material effect on net sales or net income in fiscal year 2015. A significant increase in inflation could affect future performance.

Credit Risk

The success of our business depends, among other factors, on the strength of the global economy and the stability of the financial markets, which in turn affect our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers canceling or deferring existing orders and the strength of consumer demand for items containing our products in the end-markets we serve. We provide credit to customers in the ordinary course of business and perform ongoing credit evaluations, while at times providing extended terms. We believe that our exposure to concentrations of credit risk with respect to trade receivables is largely mitigated by dispersion of our customers over various geographic areas, operating primarily in electronics manufacturing and distribution. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

Item 8.	Financial Statements and Supplementary Data.

See Part IV, Item 15 “Exhibits and Financial Statement Schedules” for our consolidated financial statements and the notes and schedules thereto filed as part of this Annual Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of our management, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015, pursuant to and as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, due to the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective to ensure that information required to be included in this report is:

o	recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms; and

o	accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and the Chief Financial Officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of ours are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that a material weakness exists in our internal control over financial reporting as described below. A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statement will not be prevented or detected in a timely basis.

As permitted by the rules of the SEC, we have excluded Pericom Semiconductor Corporation and its subsidiaries (collectively, “Pericom”) from our annual assessment of the effectiveness of internal control over financial reporting for the year ending December 31, 2015, the year of acquisition.

The total assets (including goodwill and intangible assets), net assets (including goodwill and intangible assets), net sales and net income of Pericom represented approximately 28% of our total assets, 45% of our net assets, less than 2% of our net sales and (4%) of our net income, respectively, on a consolidated basis, as of and for the year ended December 31, 2015.

In the foregoing evaluation of the effectiveness of our internal control over financial reporting, management identified certain errors in its accounting for equity awards and change-in-control agreements related to the Pericom acquisition and, as a result, concluded that the Company did not have adequate resources regarding accounting for equity awards exchanged for and the accounting for change-in-control agreements related to the Pericom acquisition. If not corrected this control deficiency could result in a material misstatement that would not be prevented or detected. Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 based on criteria in Internal Control - Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there was no change in our internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Remediation Efforts

Management has enhanced, and will continue to enhance, our controls, including refinements and enhancements to the design (including the review and supervision and the level of precision) of certain controls over the accounting for equity awards and change-in-control agreements in a business combination. The Company has identified process improvements to remediate the material weakness discussed above and has commenced the implementation of these enhanced controls. Management anticipates these enhanced controls will be effective at the time of any future business combination. At December 31, 2015, there continues to be a reasonable possibility that a material misstatement related to the accounting for equity awards and change-in-control agreements in a business combination may not be prevented or detected.

Management plans to implement the following steps to remediate the material weakness discussed above and improve its internal control over financial reporting related to equity awards and change-in-control agreements in a business combination: improving the documentation of policies and procedures (and related controls) surrounding such equity awards and change-in-control agreements; developing a work flow document including internal controls for completing future acquisitions; assessing the capacity of its accounting resources available for the future acquisitions to evaluate and account for the equity awards exchanged and the accounting for change-in-control agreements in accordance with U.S. GAAP; providing complete and substantive documentation around the review processes for such equity awards and change-in-control agreements; determining the sufficiency of internal resources and the availability of external resources to prepare and analyze non-routine transactions; and if external resources are used, involving these resources early in the process and ensuring appropriate internal resources are available to review materials at a sufficient level to detect errors.

Management is committed to improving the Company’s internal control processes and will develop and present to the Audit Committee a plan and timetable for the implementation of the remediation measures described above and will meet frequently with the Audit Committee to monitor the status of remediation activities. Management believes that the measures described above should remediate the material weakness identified and strengthen the Company’s internal control over financial reporting related to accounting for equity awards and change-in-control agreements in a business combination. As the Company continues to evaluate and improve its internal control over financial reporting, additional measures to remediate the material weakness or modifications to certain of the remediation procedures described above may be necessary and will be undertaken as necessary.

As permitted by the rules of the SEC, we have excluded Pericom from our annual assessment of the effectiveness of internal control over financial reporting for the year ending December 31, 2015, the year of acquisition. Management continues to evaluate Pericom’s internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information concerning our directors, executive officers and corporate governance is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 within 120 days after our fiscal year end of December 31, 2015, for our annual stockholders’ meeting for 2016 (the “Proxy Statement”).

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

The information concerning executive compensation is incorporated herein by reference from the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the sections entitled “General Information – Security Ownership of Certain Beneficial Owners and Management,” and “Executive Compensation - Equity Compensation Plan Information” contained in the Proxy Statement.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

The information concerning certain relationships, related transactions and director independence is incorporated herein by reference from the sections entitled “Corporate Governance – Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence” and “Proposal One – Election of Directors” contained in the Proxy Statement.

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

(c)	Financial Statements of Unconsolidated Subsidiaries and Affiliates

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Diodes Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, in November 2015, the Company acquired Pericom Semiconductor Corporation (“Pericom”). For the purposes of assessing internal control over financial reporting, management excluded Pericom, whose financial statements constitute 15% of the Company’s consolidated total assets (excluding approximately $210 million of goodwill and intangible assets, which were integrated into the Company’s control environment) and approximately 2% of the Company’s consolidated net sales as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting of Pericom. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company did not have effective controls to provide reasonable assurance as to the application of generally accepted accounting principles relating to the accounting for equity awards and change-in-control agreements in a business combination due to the lack of adequate resources in its accounting department.

We considered the material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2015, of the Company, and our opinion on such consolidated financial statements was not affected.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company retrospectively changed the manner in which it accounts for the balance sheet classification of deferred taxes due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/ Moss Adams LLP

Los Angeles, California

March 11, 2016

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands)	2015	2014
Assets
Current assets
Cash and cash equivalents	$218,435	$243,000
Short-term investments	64,685	11,726
Accounts receivable, net of allowances of $2,625 and $1,682 at December 31, 2015 and December 31, 2014, respectively.	218,496	188,248
Inventories	202,832	182,026
Prepaid expenses and other	46,103	50,510
Total current assets	750,551	675,510
Property, plant and equipment, net	439,340	309,931
Deferred income assets	45,120	43,845
Goodwill	132,913	81,229
Intangible assets, net	196,409	45,028
Other assets	36,697	23,614
Total assets	$1,601,030	$1,179,157

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
(Amounts in thousands, except per share data)	2015	2014
Liabilities
Current liabilities
Lines of credit and short-term debt	$-	$1,064
Accounts payable	86,463	79,390
Accrued liabilities	77,801	60,149
Income tax payable	5,117	8,381
Current portion of long-term debt	10,282	287
Total current liabilities	179,663	149,271
Long-term debt, net of current portion	455,941	140,787
Deferred tax liabilities	32,276	-
Other long-term liabilities	90,153	78,932
Total liabilities	758,033	368,990

Commitments and contingencies - (Note 15)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 48,614,087 and 47,591,092 issued at December 31, 2015 and 2014, respectively	32,404	31,729
Additional paid-in capital	344,086	314,942
Retained earnings	514,280	490,006
Treasury stock, at cost, 466,010 shares held at December 31, 2015	(11,009)	-
Accumulated other comprehensive loss	(84,416)	(68,402)
Total stockholders' equity	795,345	768,275
Noncontrolling interest	47,652	41,892
Total equity	842,997	810,167
Total liabilities and stockholders' equity	$1,601,030	$1,179,157
The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Twelve Months Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2013
Net sales	$848,904	$890,651	$826,846
Cost of goods sold	600,321	613,372	589,010
Goss profit	248,583	277,279	237,836
Operating expenses
Selling, general and administrative	139,245	133,701	132,106
Research and development	57,027	52,136	48,302
Amortization of acquisition related intangible assets	8,596	7,914	8,078
Impairment of goodwill	-	-	5,318
Restructuring	-	-	1,535
Loss (gain) on sale of assets	1,613	(983)	216
Total operating expenses	206,481	192,768	195,555
Income from operations	42,102	84,511	42,281
Other income/(expense)
Interest income	1,006	1,470	1,274
Interest expense	(4,232)	(4,332)	(5,580)
Gain on securities carried at fair value	400	1,364	601
Other	1,319	2,979	9
Total other income (expenses)	(1,507)	1,481	(3,696)
Income before income taxes and noncontrolling interest	40,595	85,992	38,585
Income tax provision	14,082	20,359	14,481
Net income	26,513	65,633	24,104
Less net (income) loss attributable to noncontrolling interest	(2,239)	(1,955)	2,428
Net income attributable to common stockholders	$24,274	$63,678	$26,532

Earnings per share attributable to common stockholders
Basic	$0.50	$1.35	$0.57
Diluted	$0.49	$1.31	$0.56

Number of shares used in computation
Basic	48,210	47,184	46,363
Diluted	49,500	48,594	47,658

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Twelve Months Ended December 31,
(Amounts in thousands)	2015	2014	2013
Net income	$26,513	$65,633	$24,104
Foreign currency translation adjustment	(19,996)	(15,705)	6,671
Unrealized gain (loss) on defined benefit plan, net of tax	4,399	(7,555)	(16,971)
Unrealized foreign currency loss, net of tax	(417)	(768)	(218)
Comprehensive income	10,499	41,605	13,586
Less: Comprehensive (income) loss attributable to noncontrolling interest	(2,239)	(1,955)	2,428
Total comprehensive income attributable to common stockholders	$8,260	$39,650	$16,014

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated Stockholders'	Noncontrolling	Total
(Amounts in thousands)	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2012	46,011	$30,674	-	$-	$280,571	$399,796	$(33,856)	$677,185	$43,255	$720,440
Total comprehensive income	-	-	-	-	-	26,532	(10,518)	16,014	(2,428)	13,586
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	108	108
Common stock issued for share-based plans	670	446	-	-	2,189	-	-	2,635	-	2,635
Net excess tax benefit from share-based compensation	-	-	-	-	(6,643)	-	-	(6,643)	-	(6,643)
Share-based compensation	-		-	-	13,551	-	-	13,551	-	13,551
Balance, December 31, 2013	46,681	31,120	-	-	289,668	426,328	(44,374)	702,742	40,935	743,677
Total comprehensive income	-	-	-	-	-	63,678	(24,028)	39,650	1,955	41,605
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	338	338
Dividend to noncontrolling interest	-	-	-	-	-	-	-	-	(1,336)	(1,336)
Common stock issued for share-based plans	910	609	-	-	5,152	-	-	5,761	-	5,761
Net excess tax benefit from share-based compensation	-	-	-	-	6,018	-	-	6,018	-	6,018
Share-based compensation	-	-	-	-	14,104	-	-	14,104	-	14,104
Balance, December 31, 2014	47,591	31,729	-	-	314,942	490,006	(68,402)	768,275	41,892	810,167
Total comprehensive income	-	-	-	-	-	24,274	(16,014)	8,260	2,239	10,499
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	3,521	3,521
Common stock issued for share-based plans	1,023	675	-	-	9,523	-	-	10,198	-	10,198
Net excess tax benefit from share-based compensation	-	-	-	-	(4,029)	-	-	(4,029)	-	(4,029)
Stock buyback	-	-	(466)	(11,009)	-	-	-	(11,009)	-	(11,009)
Share-based compensation	-	-	-	-	18,970	-	-	18,970	-	18,970
Restricted awards related to Pericom acquisition	-	-	-	-	4,680	-	-	4,680	-	4,680
Balance, December 31, 2015	48,614	$32,404	(466)	$(11,009)	$344,086	$514,280	$(84,416)	$795,345	$47,652	$842,997

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
(Amounts in thousands)	2015	2014	2013
Operating Activities
Net income	$26,513	$65,633	$24,104
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	71,504	68,857	65,529
Amortization of intangibles	8,596	7,914	8,078
Impairment of goodwill	-	-	5,318
Amortization of debt issuance costs	660	531	531
Share-based compensation	18,970	14,104	13,551
Excess tax benefit from share-based compensation	(829)	(6,018)	6,643
Loss (gain) on disposal of property, plant and equipment	1,440	(963)	270
Gain on securities carried at fair value	(400)	(1,364)	(601)
Deferred income taxes	1,484	(3,611)	(1,959)
Other	(135)	3,624	2,538
Changes in operating assets:
Accounts receivable	(9,710)	1,810	(18,241)
Inventories	(2,165)	(2,750)	14,860
Prepaid expenses and other current assets	12,115	(10,537)	(3,803)
Changes in operating liabilities:
Accounts payable	(8,617)	(9,512)	(8,594)
Accrued liabilities	8,365	2,187	171
Other liabilities	(1,015)	(3,584)	1,957
Income taxes payable	(8,665)	7,951	(461)
Net cash provided by operating activities	118,111	134,272	109,891

Investing Activities
Acquisitions, net of cash acquired	(348,887)	-	(124,916)
Decrease in restricted cash	786	2,872	6,886
Purchases of short-term investments	(57,878)	(18,839)	(22,922)
Sales of short-term investments	75,834	29,583	-
Purchases of equity securities	(4,553)	(1,842)	(5,393)
Proceeds from sale of equity securities	8,652	1,660	7,458
Purchases of property, plant and equipment	(133,244)	(57,766)	(47,054)
Proceeds from sales of property, plant and equipment	143	1,480	59
Other	(299)	84	(520)
Net cash used in investing activities	(459,446)	(42,768)	(186,402)

Financing Activities
Advance on lines of credit and short-term debt	1,228	6,778	15,101
Repayments on lines of credit and short-term debt	(4,287)	(11,400)	(34,573)
Net proceeds from the issuance of common stock	10,192	5,761	2,635
Excess tax benefit from share-based compensation	829	6,018	(6,643)
Proceeds from long-term debt	391,200	-	181,000
Repayments of long-term debt	(65,986)	(42,677)	(42,145)
Repayments of capital lease obligations	(218)	(246)	(627)
Purchase of treasury stock	(11,009)	-	-
Other	(587)	7	(2,387)
Net cash provided by (used in) financing activities	321,362	(35,759)	112,361

Effect of exchange rate changes on cash and cash equivalents	(4,592)	(9,380)	3,664
(Decrease) increase in cash and cash equivalents	(24,565)	46,365	39,514
Cash and cash equivalents, beginning of year	243,000	196,635	157,121
Cash and cash equivalents, end of year	$218,435	$243,000	$196,635

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Twelve Months Ended December 31,
(Amounts in thousands)	2015	2014	2013
Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$2,799	$3,276	$4,373
Income taxes	$17,229	$14,059	$10,396

Non-cash activities:
Property, plant and equipment purchased on accounts payable	$(4,498)	$(1,167)	$2,714
Dividend accrued for noncontrolling interest	$-	$(1,336)	$-

Share-based awards issued for Pericom acquisition	$(4,680)	$-	$-

Acquisition:
Fair value of assets acquired	$496,625	$-	$247,012
Fair value of liabilities assumed	(88,284)	-	(92,277)
Cash acquired	(54,774)	-	(29,819)
Net assets acquired	$353,567	$-	$124,916

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

On November 24, 2015 we acquired Pericom Semiconductor Corporation. Pericom designs, develops and markets high-performance integrated circuits (“ICs”) and frequency control products (“FCPs”) used in many of today’s advanced electronic systems. ICs include functions that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system’s microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems. FCPs are electronic components that provide frequency references such as crystals and oscillators for computer, communication and consumer electronic products. Analog, digital and mixed-signal ICs, together with FCPs enable higher system bandwidth and signal quality, resulting in better operating reliability, signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phones, GPS and digital media players. Analog, digital and mixed-signal ICs, together with FCPs enable higher system bandwidth and signal quality, resulting in better operating reliability and signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phones, GPS and digital media players.

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

Ship and debit reserves are recorded as a reduction to net sales with a corresponding reduction to accounts receivable. Stock rotation reserves are recorded as a reduction to net sales with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. Price protection reserves are recorded as a reduction to net sales with a corresponding increase in accrued liabilities. Net sales are reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $113 million, $86 million and $68 million in 2015, 2014 and 2013, respectively.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Product warranty – We generally warrant our products for a period of one year from the date of sale. Historically, warranty expense has not been material.

Cash, cash equivalents, and short-term investments – We consider all highly liquid investments with maturity of three months or less at the date of purchase to be cash equivalents. We currently maintain substantially all of our day-to-day operating cash balances with major financial institutions.  We hold short-term investments consisting of time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, we can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of interest income.  See Note 2 below for additional information regarding fair value of financial instruments.

Allowance for doubtful accounts – We evaluate the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations, we record an allowance to reduce the receivable to the amount we reasonably believe will be collected from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of valuation allowance, which were approximately $3 million in 2015 and $2 million 2014.

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

Property, plant and equipment – Purchased property, plant and equipment is recorded at historical cost, and property, plant and equipment acquired in a business combination is recorded at fair value on the date of acquisition. Property, plant and equipment is depreciated using straight-line methods over the estimated useful lives, which range from 20 to 55 years for buildings and 3 to 10 years for machinery and equipment. The estimated lives of leasehold improvements range from 3 to 5 years, and are amortized over the shorter of the remaining lease term or their estimated useful lives.

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

For 2015, our step zero conclusion was that goodwill was possibly impaired at the BCD entity, located in Asia, but not impaired at any other entity.  For BCD, we proceeded to a step one impairment analysis and further analysis determined there was no goodwill impairment.  For 2014, our step zero conclusion was that it was more likely than not that goodwill was not impaired and no further testing was required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business) for all reporting units.

Impairment of long-lived assets – Our long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We consider assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2015, we expect the remaining carrying value of assets to be recoverable. No impairment of long-lived assets has been identified during any of the periods presented.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Business combinations – The Company recognizes all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition-related restructuring costs from acquisition accounting.  During the normal course of business the Company makes acquisitions. In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is provided.  See Note 16, for additional information regarding business combinations.

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

Shipping and handling costs – Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were approximately $8 million, $11 million and $10 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

For the three years ended December 31, 2015, 2014 and 2013, options and share grants outstanding totaling approximately 1 million shares, 2 million shares and 2 million shares have been excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

	Twelve Months Ended December 31,
	2015	2014	2013
Earnings (numerator)
Net income attributable to common stockholders	$24,274	$63,678	$26,532

Shares (denominator)
Weighted average common shares outstanding (basic)	48,210	47,184	46,363
Dilutive effect of stock options and stock awards outstanding	1,290	1,410	1,295
Adjusted weighted average common shares outstanding (diluted)	49,500	48,594	47,658

Earnings per share attributable to common stockholders
Basic	$0.50	$1.35	$0.57
Diluted	$0.49	$1.31	$0.56

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

Treasury stock – Under a program authorized by our board of directors we have purchased shares of our common stock. These shares are recorded as treasury stock, at cost, as a reduction to stockholder’ equity.

Functional currencies and foreign currency translation – We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates on the balance sheet date. Net sales and expense for these subsidiaries are translated at the weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets. Included in other income are foreign exchange (gains) losses of $(1) million, $2 million and $1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Investment in joint ventures – Investment in joint ventures over which we have the ability to exercise significant influence and that, in general, are at least 20 percent owned are accounted for using the equity method of accounting. These investments are evaluated for impairment, in which an impairment loss would be recorded whenever a decline in the value of an equity investment below its carrying amount is determined to be “other than temporary.” In judging “other than temporary,” we consider the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and longer-term operating and financial prospects of the investee, and our longer-term intent of retaining the investment in the investee.

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

Contingencies – From time to time, we may be involved in a variety of legal matters that arise in the normal course of business. Based on information available, we evaluate the likelihood of potential outcomes. We record and disclose the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, we do not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.

Comprehensive income (loss) – GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of accumulated other comprehensive income or loss include foreign currency translation adjustments and unrealized gain or loss on defined benefit plan. Accumulated other comprehensive loss was approximately $84 million, $68 million and $44 million at December 31, 2015, 2014 and 2013, respectively.

There is no income tax expense or benefit associated with each component of comprehensive income. As of December 31, the accumulated balance for each component of comprehensive income is as follows:

	2015	2014
Translation adjustment	$(36,164)	$(16,357)
Unrealized loss on defined benefit plan	$(31,320)	$(35,719)
Unrealized foreign currency losses	$(16,932)	$(16,326)

Reclassifications – Certain immaterial amounts from prior periods have been reclassified to conform to the current years’ presentation.

Recently Accounting Pronouncements - The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact to the Company’s financial statements:

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  This standard is effective date in the first quarter of 2018 for public companies.  Under this proposal, early adoption is permitted as of the original effective time period of first quarter of 2017 and requires either a retrospective or a modified retrospective approach to adoption.  We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost. This standard requires that costs associated with the issuance of debt previously recorded as deferred assets on the balance sheet now be reported as a direct reduction of the related debt balance. This standard is effective for interim and annual periods beginning January 1, 2016, but early adoption is permitted. We plan to adopt this standard in the first quarter of 2016. Upon adoption, this standard will be applied retrospectively to all prior periods presented. This standard will have no impact on the consolidated statements of income and will have an immaterial impact from the reclassifications on our consolidated balance sheets.

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

ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2016-16"). This standard eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for fiscal years beginning after December 31, 2015. We are evaluating the effect that ASU 2015-16 will have on our consolidated financial statements and related disclosures.

ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, (“ASU 2015-17”). The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. This guidance requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet, and is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. This guidance can also be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted ASU 2015-17 retrospectively during the quarter ended December 31, 2015, which resulted in the reclassification of approximately $11 million from current deferred income taxes to noncurrent deferred income taxes presented on the consolidated balance sheet as of December 31, 2014.

ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This update requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for our fiscal year beginning November 1, 2018. Early application is permitted. We are evaluating the effect that ASU 2016--1 will have on our consolidated financial statements and related disclosures.

ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) - The standard requires companies that lease valuable assets like aircraft, real estate, and heavy equipment to recognize on their balance sheets the assets and liabilities generated by contracts longer than a year.  The update to U.S. GAAP also requires companies to disclose in the footnotes to their financial statements information about the amount, timing, and uncertainty for the payments they make for the lease agreements. This new standard will be effective for public business entities for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted for all entities.  We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

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

As of December 31, 2015, we had short-term investments.  Trading securities held at December 31, 2014, were purchased on the open market and unrealized gains and losses are included in other income (expense). The trading securities are valued under the fair value hierarchy using Level 1 Inputs. Short-term investments of $65 million consist of investments such as time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. Generally, we can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of earned and future interest income. The short-term investments are valued under the fair value hierarchy using Level 2 Inputs.

Financial assets and liabilities carried at fair value as of December 31, 2015 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$64,685	$2,035	$62,650	$-	$-

Financial assets and liabilities carried at fair value as of December 31, 2014 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Trading securities	$7,180	$7,180	$-	$-	$1,364
Short-term investments	11,726	-	11,726	-	-

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). We believe our long-term debt under our revolving credit facility approximates fair value and is valued under the fair value hierarchy using Level 2 Inputs. Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2015 and 2014. Certain non-financial assets and non-financial liabilities that are measured at fair value on a recurring and non-recurring basis include goodwill, other intangible assets and other non-financial long-lived assets.

Note 3 – Inventories

Inventories, stated at the lower of cost or market value, at December 31 were:

	2015	2014
Finished goods	$70,668	$66,045
Work-in-progress	46,061	42,417
Raw materials	86,103	73,564
	$202,832	$182,026

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Note 4 – Property, Plant and Equipment

Property, plant and equipment at December 31 were:

	2015	2014
Buildings and leasehold improvements	$183,174	$124,920
Machinery and equipment	660,406	577,402
	843,580	702,322
Less: Accumulated depreciation and amortization	(479,898)	(437,792)
	363,682	264,530
Construction in-progress	39,426	26,202
Land	36,232	19,199
	$439,340	$309,931

Depreciation and amortization of property, plant and equipment was $72 million, $69 million and $66 million for the years ended December 31, 2015, 2014 and 2013, respectively.   We have capital lease obligations totaling approximately $0.2 million at December 31, 2015 and 2014, included in other long-term liabilities on the balance sheet.

Note 5 – Intangible Assets

Intangible assets subject to amortization at December 31 were as follows:

December 31, 2015
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$11,823	$(7,722)	$(261)	$3,840
Software license	3 years	1,212	(1,212)	-	-
Developed product technology	2-10 years	152,309	(28,969)	(5,929)	117,411
Customer relationships	12 years	62,093	(8,491)	(1,460)	52,142
Trademarks and trade names	4-7 years	3,000	(2,125)	-	875
Other	4-7 years	1,610	(309)	(75)	1,226
Total amortized intangible assets		232,047	(48,828)	(7,725)	175,494
Intangible assets with indefinite lives
In process research and development	Indefinite	11,400	-	-	11,400
Trademarks and trade names	Indefinite	10,303	-	(788)	9,515
Total Intangible assets with indefinite lives		21,703	-	(788)	20,915
Total intangible assets		$253,750	$(48,828)	$(8,513)	$196,409

December 31, 2014
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange and Other	Net
Amortized intangible assets
Patents	5-15 years	$11,815	$(7,014)	$(249)	$4,552
Software license	3 years	1,212	(1,212)	-	-
Developed product technology	2-10 years	50,308	(24,224)	(5,749)	20,335
Customer relationships	12 years	20,393	(6,202)	(1,351)	12,840
Trademarks and trade names	4-7 years	3,000	(1,375)	(59)	1,566
Total amortized intangible assets		86,728	(40,027)	(7,408)	39,293
Intangible assets with indefinite lives
Trademarks and trade names	Indefinite	6,403	-	(668)	5,735
Total Intangible assets with indefinite lives		6,403	-	(668)	5,735
Total intangible assets		$93,131	$(40,027)	$(8,076)	$45,028

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Amortization expense related to intangible assets subject to amortization was $9 million, $8 million and $8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Amortization of intangible assets is as follows:

2016	$20,509
2017	18,826
2018	17,844
2019	17,297
2020	15,249
2021 and thereafter	85,769
Total	$175,494

NOTE 6 – GOODWILL

Changes in goodwill for the years ended December 31 were as follows:

Balance at December 31, 2013	$84,714
Currency exchange and other	(3,485)
Balance at December 31, 2014	81,229
Acquisitions	54,280
Currency exchange and other	(2,596)
Balance at December 31, 2015	$132,913

NOTE 7 – BANK CREDIT AGREEMENTS AND OTHER SHORT-TERM AND LONG-TERM DEBT

We maintain credit facilities with several financial institutions through our entities worldwide totaling $84 million. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand.

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

The Amendment increases the Company’s existing senior credit facility to a $400 million revolving senior credit facility (the “Revolver”), which includes a $10 million swing line sublimit, a $10 million letter of credit sublimit, and a $20 million alternative currency sublimit, and a $100 million term loan facility (the “Term Loan Facility”).  We may from time to time request additional increases in the aggregate commitments under the Credit Agreement of up to $200 million, subject to the Lenders electing to increase their commitments or by means of the addition of new Lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the Revolver. The Revolver and the Term Loan Facility mature on January 8, 2018 (the “Maturity Date”). The Company used a portion of the proceeds available under the Revolver and the Term Loan Facility to finance a portion of the purchase price for the Pericom acquisition, with the remaining proceeds available for working capital, for capital expenditures, and for general corporate purposes, including financing other permitted acquisitions.

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

As of December 31, 2015, our U.S. and Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $83 million, with several financial institutions. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand, except for two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

interest at LIBOR or similar indices plus a specified margin. At December 31, 2015, there were no amounts outstanding on these credit lines.

Borrower’s obligations under the Credit Agreement are secured by substantially all assets of the Borrowers and certain of their subsidiaries.

Under the Revolver, the Borrowers may borrow in United States Dollars (“USD”), Euros, British Pounds Sterling or another currency approved by the Lenders. Borrowed amounts under the Revolver and the Term Loan Facility bear interest at a rate per annum equal to (a) a base rate (equal to the highest of (i) the Federal Funds Rate plus 1⁄2 of 1.00%, (ii) Bank of America’s “prime rate”, and (iii) the Eurocurrency Rate plus 1.00%,) plus 0.50% and 1.50%, based upon the Borrowers’ Consolidated Leverage Ratio, or (b) the Eurocurrency Rate plus 1.50% and 2.50%, based upon the Borrowers’ Consolidated Leverage Ratio.  The Revolver also bears a commitment fee of 0.25% to 0.40% based on the Borrowers’ Consolidated Leverage Ratio.

The unused and available credit under the various facilities as of December 31, 2015, was approximately $83 million (net of approximately $1 million credit used for import and export guarantee), as follows:

2015		Outstanding at December 31,
Lines of Credit	Terms	2015	2014
$84,326	Unsecured, interest at LIBOR plus margin, due quarterly	$-	$1,064

Long-term debt – The balances as of December 31, consist of the following:

	2015	2014
Notes payable to Taiwan bank, original principal amount of TWD 132 million, variable interest (approximately 1.9% as of December 31, 2015), matures July 6, 2021.	1,723	2,074
Term loan and revolver	464,500	139,000
Total long-term debt	466,223	141,074
Less: Current portion	(10,282)	(287)
Long-term debt, net of current portion	$455,941	$140,787

The table below sets forth the annual contractual maturities of long-term debt at December 31, 2015:

2016	$10,282
2017	287
2018	454,793
2019	299
2020	299
Thereafter	263
Total long-term debt	$466,223

NOTE 8 – ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities and other current liabilities at December 31 were:

	2015	2014
Accrued expenses	$34,108	$27,384
Compensation and payroll taxes	23,867	19,423
Equipment purchases	13,060	8,563
Accrued pricing adjustments	3,767	2,328
Accrued professional services	2,082	1,978
Other	917	473
	$77,801	$60,149

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Other long-term liabilities at December 31 were:

	2015	2014
Accrued defined benefit plan	$30,406	$37,618
Unrecognized tax benefits	20,933	15,425
Deferred grant and subsidy	20,361	9,538
Income tax contingencies	10,782	10,210
Deferred compensation	5,600	4,978
Other	2,071	1,163
	$90,153	$78,932

NOTE 9 – STOCKHOLDERS’ EQUITY

We have never declared or paid cash dividends on our Common Stock. Our credit agreement with Bank of America N.A. and other lenders parties permits us to pay dividends up to $1.5 million per fiscal year to its stockholders so long as we have not defaulted and are in continuing operation at the time of such dividend. The payment of dividends is within the discretion of our Board of Directors. See Note 7 for additional information regarding our credit agreements.

During November 2015 the Company’s board of directors authorized a share repurchase plan to repurchase up to an aggregate of $100 million of the Company’s outstanding common stock, $0.66 2/3 par value per share.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board of Directors.  During 2015, the Company repurchased 466,010 of its common shares at a cost of $11 million. All purchases were made through open market transactions and were recorded as treasury stock.

NOTE 10 – INCOME TAXES

Income (loss) before income taxes	2015	2014	2013
U.S.	$(21,091)	$392	$(12,936)
Foreign	61,686	85,600	51,521
Total	$40,595	$85,992	$38,585

The components of the income tax provision (benefit) are as follows for the years ended December 31:

	2015	2014	2013
Current tax provision (benefit)
Federal	$12	$285	$1,315
Foreign	17,983	21,783	9,270
State	29	44	(187)
	18,024	22,112	10,398
Deferred tax provision (benefit)
Federal	(2,739)	2,996	(1,531)
Foreign	(1,063)	(4,244)	(2,197)
State	(228)	51	9
	(4,030)	(1,197)	(3,719)
Liability for unrecognized tax benefits	88	(556)	7,802
Total income tax provision	$14,082	$20,359	$14,481

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Effective Tax Rate Reconciliation

Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2015, 2014, and 2013 is as follows:

	2015		2014		2013
		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings	Amount	earnings	Amount	earnings
Federal tax	$14,214	35.0	$30,097	35.0	$13,501	35.0
State income taxes, net of federal tax provision	(152)	(0.4)	18	-	29	0.1
Foreign income taxed at lower tax rates	(10,126)	(24.9)	(9,421)	(11.0)	(8,363)	(21.7)
U.S. tax impact of foreign operations	2,046	5.0	365	0.4	608	1.6
Foreign withholding taxes	2,268	5.6	3,694	4.3	866	2.2
Goodwill impairment	-	-	-	-	904	2.3
Research and development	(2,068)	(5.1)	(2,666)	(3.1)	(2,294)	(5.9)
Liability for unrecognized tax benefits	88	0.2	(556)	(0.6)	7,802	20.2
Valuation allowance	3,580	8.8	876	1.0	868	2.3
Provision-to-return adjustments	994	2.4	(1,925)	(2.2)	554	1.4
Other	3,238	8.1	(123)	(0.1)	6	-
Income tax provision	$14,082	34.7	$20,359	23.7	$14,481	37.5

Uncertain Tax Positions

In accordance with the provisions related to accounting for uncertainty in income taxes, we recognize the benefit of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
Balance at January 1,	$19,488	$20,710	$14,591
Additions based on tax positions related to the current year	3,450	2,729	3,659
Additions for prior year tax positions	6,963	424	10,206
Reductions for prior year tax positions	(3,398)	(4,375)	(7,746)
Balance at December 31,	$26,503	$19,488	$20,710

The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was approximately $27 million at December 31, 2015.  It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007, or for the 2010 tax year.  We are no longer subject to China income tax examinations by tax authorities for tax years before 2005.  With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, we are no longer subject to income tax audits for years before 2011. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our reserve for any adjustments that may result from future tax audits. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. We had an immaterial amount of accrued interest and penalties at December 31, 2015, 2014 and 2013.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Deferred Taxes

At December 31, 2015 and 2014, our deferred tax assets and liabilities are comprised of the following items:

	2015	2014
Deferred tax assets
Inventory cost	$7,944	$6,878
Accrued expenses and accounts receivable	2,206	2,042
Foreign tax credits	20,133	19,806
Research and development tax credits	12,306	6,034
Net operating loss carryforwards	25,878	14,706
Accrued pension	7,169	22,283
Share based compensation and others	18,238	20,655
	93,874	92,404
Valuation allowances	(35,738)	(41,163)
Total deferred tax assets, non-current	58,136	51,241
Deferred tax liabilities
Plant, equipment and intangible assets	(39,722)	(3,334)
Total deferred tax liabilities, non-current	(39,722)	(3,334)
Net deferred tax assets	$18,414	$47,907

Certain items have been reclassified in 2014 and 2013 for consistency in presentation with 2015.

We prospectively adopted ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-11”) effective in the first quarter of 2014.  ASU No. 2013-11 provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The $13 million net deferred tax asset presented on the balance sheet as of December 31, 2015, is net of $5 million of unrecognized tax benefits.  The $18 million net deferred tax asset presented above is prior to the net balance sheet presentation required by ASU 2013-11.  The $44 million net deferred tax assets presented as of December 31, 2014, is net of $4 million of unrecognized tax benefits.  The $48 million net deferred tax asset presented above is the net balance sheet presentation required by ASU 2013-11.

At December 31, 2015, we had federal and state tax credit carryforwards of approximately $26 million and $7 million, respectively, which are available to offset future income tax liabilities. The federal tax credit carryforwards begin to expire in 2015 and the state tax credit carryforwards will begin to expire in 2020. We determined that it is more likely than not that a portion of our federal foreign tax credit and federal and state research credit carryforwards will expire before they are utilized. The valuation allowances recorded against the related deferred tax assets totaled $22 million as of December 31, 2015.

At December 31, 2015, we had federal and state net operating loss (“NOL”) carryforwards of approximately $56 million and $3 million, respectively, and foreign NOL carryforwards of $17 million which are available to offset future taxable income. The federal NOL carryforwards will begin to expire in 2032. We determined that it is more likely than not that the U.S. federal NOL carryforwards will be utilized; thus, no valuation allowance has been recorded. The U.S. state NOL carryforwards will begin to expire in 2015. We determined that it is more likely than not that the U.S. state NOL carryforwards will expire before they are fully utilized and recorded a full valuation allowance on the related deferred tax assets. The foreign NOL carryforwards will begin to expire in 2020. We determined that it is more likely than not that a portion of the foreign NOL carryforwards will expire before they are fully utilized.  The valuation allowances recorded against the related deferred tax assets totaled $2 million as of December 31, 2015..

Supplemental Information

Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax; accordingly, U.S. taxes are not being recorded on undistributed foreign earnings. As of December 31, 2015, we had undistributed earnings from our non-U.S. operations of approximately $536 million (including approximately $42 million of restricted earnings which are not available for dividends). Undistributed earnings of our China

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

subsidiaries comprise $383 million of this total.  Additional federal and state income taxes of approximately $146 million would be required should the $536 million of such earnings be repatriated to the U.S. as dividends.

The impact of tax holidays decreased our tax expense by approximately $3 million, $2 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the years ended December 31, 2015 was approximately $0.06. The benefit of the tax holidays on both basic and diluted earnings per share for the years ended December 31, 2014 and 2013 was approximately $0.05.

NOTE 11 – EMPLOYEE BENEFIT PLANS

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

Net period benefit costs associated with the defined benefit were approximately $1 million for each of the years ended December 31, 2015 and 2014. All unrecognized actuarial gains and losses, prior service costs and accumulated other comprehensive income are eliminated and the balance sheet liability is set equal to the funded status of the defined benefit plan at acquisition date.

The following table summarizes the net periodic benefit costs of the plan for the years ended December 31, 2015 and 2014:

	Defined Benefit Plan

	2015	2014
Components of net periodic benefit cost:
Service cost	$305	$329
Interest cost	5,712	6,733
Recognized actuarial loss	1,429	1,036
Expected return on plan assets	(6,213)	(6,781)
Net periodic benefit cost	$1,233	$1,317

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The following tables set forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	Defined Benefit Plan

	2015	2014
Change in benefit obligation:
Beginning balance	$159,715	$149,316
Service cost	305	329
Interest cost	5,712	6,733
Actuarial gain (loss)	(9,043)	17,650
Benefits paid	(4,072)	(4,511)
Currency changes	(7,598)	(9,802)
Benefit obligation at December 31	$145,019	$159,715

Change in plan assets:
Beginning balance - fair value	$122,780	$116,567
Employer contribution	514	2,569
Actual return on plan assets	3,144	15,701
Benefits paid	(4,072)	(4,511)
Currency changes	(5,980)	(7,546)
Fair value of plan assets at December 31	$116,386	$122,780
Underfunded status at December 31	$(28,633)	$(36,935)

Based on an actuarial study performed as of December 31, 2015, the plan is underfunded by approximately $29 million and the liability is reflected in our consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive loss was approximately $31 million. The majority of the improvement of the underfunded status in 2015 was caused by the change in discount rates, and partially offset by the better than expected investment returns and a decrease in future inflation expectations.

We apply the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the year ended December 31, 2015, the plan’s total recognized loss decreased by approximately $5 million. The variance between the actual and expected return to plan assets during 2015 increased the total unrecognized net loss by approximately $6 million. The total unrecognized net loss is more than 10% of the projected benefit obligation and 10% of the plan assets.  Therefore, the excess amount will be amortized over the average term to retirement of plan participants not yet in receipt of pension, which as of December 31, 2015 the average term was approximately 13 years. The following weighted-average assumptions were used to determine net periodic benefit costs for the year ended December 31:

	2015	2014
Discount rate	4.0%	3.7%
Expected long-term return on plan assets	6.0%	5.2%

The following weighted-average assumption was used to determine the benefit obligations for the year ended December 31:

	2015	2014
Discount rate	4.0%	3.7%

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

Asset category	Expected long-term return	Asset allocation
Growth assets	7.6%	68%
Hedging assets	2.6%	28%
Target return assets	7.1%	1%
Cash	0.5%	3%
Total	6.0%	100%

Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The following summarizes the expected future benefit payments, including future benefit accrual, as of December 31, 2015:

2016	$4,039
2017	4,110
2018	4,364
2019	4,466
2020	4,910
2021-2025	32,674

We adopted a payment plan with the trustees of the defined benefit plan, in which we will pay approximately GBP 2 million every year from 2012 through 2019. In the first quarter of 2015, based on the pension deficit, we adopted (as required every three years) an amended payment plan in which we will pay approximately GBP 2 million (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) annually through 2030.

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The following table summarizes the major categories of the plan assets:

December 31, 2015
Asset category	Level 1	Level 2	Level 3	Total
Cash	$3,643	$6,538	$-	$10,181
Equity securities:
U.K.	-	2,025	-	2,025
North America	-	17,182	-	17,182
Europe (excluding U.K.)	-	4,309	-	4,309
Japan	-	3,373	-	3,373
Pacific Basin (excluding Japan)	-	939	-	939
Emerging markets	-	6,718	-	6,718
Fixed income securities:
Corporate bonds	-	5,920	-	5,920
Others	-	3,392	-	3,392
Index linked securities:
Others	-	196	-	196
Other types of investments:
Absolute return funds	702	3,908	-	4,610
Hedge funds	-	15,791	-	15,791
Development REITS	-	5,664	-	5,664
Insurance linked securities	-	3,916	-	3,916
Liability driven investments	-	32,105	-	32,105
Other	-	65	-	65
Total	$4,345	$112,041	$-	$116,386
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

401(k) Retirement Plan

We maintain a 401(k) retirement plan (“the Plan”) for the benefit of qualified employees at our U.S. locations. Employees who participate may elect to make salary deferral contributions to the Plan up to 100% of the employees’ eligible payroll subject to annual Internal Revenue Code maximum limitations. We currently make a matching contribution of $1 for every $2 contributed by the participant up to 6% (3% maximum matching) of the participant’s eligible payroll, which vests over an initial four years. In addition, we may make a discretionary contribution to the entire qualified employee pool, in accordance with the Plan.

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

For the years ended December 31, 2015, 2014 and 2013, total amounts expensed under these plans were approximately $14 million, $13 million and $6 million, respectively.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Deferred Compensation Plan

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2015, these investments totaled approximately $6 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the deferred compensation plan liabilities.

Share-Based Plans

We maintain share-based compensation plans for our Board, officers and key employees, which provide for stock options and stock awards under our equity incentive plans, as described in Note 12.

NOTE 12 - SHARE-BASED COMPENSATION

The table below sets forth compensation cost charged as an expense for share-based compensation plans, including stock options and share grants, recognized in the statements of income for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Cost of goods sold	$716	$438	$522
Selling, general and administrative expense	16,228	12,438	11,645
Research and development expense	2,026	1,228	1,384
Total share-based compensation expense	$18,970	$14,104	$13,551

Stock Options – Stock options under our 2001 Omnibus Equity Incentive Plan (“2001 Plan”) generally vest in equal annual installments over a four-year period and expire ten years after the grant date.   For the years ended December 31, 2015, 2014 and 2013, stock option expense was approximately $3 million, $3 million and $4 million, respectively.

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

Share-based compensation expense for stock options granted during 2014 and 2013 was calculated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	2014	2013
Weighted-average grant date fair value (1)	$15.68	$12.88
Weighted-average assumptions used:
Expected volatility	53.36%	53.36%
Expected term (years)	7.2	7.2
Risk-free interest rate	2.08%	1.49%
Forfeiture rate	0.00%	0.78%
Expected dividend yield	0.00%	0.00%
(1) No stock options were granted in 2015.

Expected volatility – We estimate expected volatility using historical volatility. Public trading volume on options in our stock is not material. As a result, we determined that utilizing an implied volatility factor would not be appropriate. We calculate historical volatility for the period that is commensurate with the options’ expected term assumption.

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

Total cash received from option exercises was approximately $10 million, $6 million and $3 million during 2015, 2014 and 2013, respectively.

At December 31, 2015, unamortized compensation expense related to unvested options, net of estimated forfeitures, was approximately $3 million. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 2 years.

The table below sets forth a summary of activity in our stock option plans:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	3,713	$17.85
Granted	186	23.35
Exercised	(341)	7.70
Forfeited or expired	(432)	20.34
Outstanding at December 31, 2013	3,126	18.93
Granted	176	27.92
Exercised	(564)	10.37
Forfeited or expired (1)	(2)	29.21
Outstanding at December 31, 2014	2,736	21.26
Granted	-	-
Exercised	(653)	15.63
Forfeited or expired	(20)	22.91
Outstanding at December 31, 2015	2,063	$23.03	3.9	$4,111
Exercisable at December 31, 2015	1,776	$22.82	3.6	$3,840

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

The table below summarizes information about stock options outstanding at December 31, 2015:

Plan	Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price
2001 Plan	$15.05-29.21	1,722	3.5	$22.52
2013 Plan	$23.35-27.92	341	5.9	$25.61

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

The table below summarizes information about stock options exercisable at December 31, 2015:

Plan	Range of exercise prices	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
2001 Plan	$15.05-29.21	1,648	3.4	$22.66
2013 Plan	$23.35-27.92	128	5.8	$24.86

Share Grants—Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period. Since the approval of the 2013 Plan, all new grants are granted under the 2013 Plan, and we will not grant any further grants under our 2001 Plan.

The table below sets forth a summary of our non-vested share grants in 2015, 2014 and 2013:

Restricted Stock Grants	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at December 31, 2012	1,164	20.42
Granted	453	24.66
Vested	(428)	19.90
Forfeited	(58)	21.66
Nonvested at December 31, 2013	1,131	22.35
Granted	788	25.08
Vested	(346)	22.34
Forfeited	(38)	24.98
Nonvested at December 31, 2014	1,535	23.32	$42,324
Granted	1,557	22.46
Vested	(370)	25.02	$9,462
Forfeited	(43)	26.08
Nonvested at December 31, 2015	2,679	$23.51	$61,247

For the years ended December 31, 2015, 2014 and 2013, share-based compensation expense related to restricted stock arrangements granted was approximately $16 million, $11 million and $9 million, respectively. Included in the restricted stock grant for 2015 were 724,000 shares granted to Pericom employees. In 2015 approximately $4 million of the increase in restricted stock expense was related to Diodes restricted stock grants issued as replacement for unvested Pericom employee awards outstanding at the date of the acquisition.  The total unrecognized share-based compensation expense as of December 31, 2015 was approximately $34 million, which is expected to be recognized over a weighted average period of approximately 3 years.

NOTE 13 – RELATED PARTY TRANSACTIONS

We conduct business with a related party company, Lite-On Semiconductor Corporation, and its subsidiaries and affiliates (“LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 17% of our outstanding Common Stock as of December 31, 2015, and is a member of the Lite-On Group of companies. We sold products to LSC totaling less than 1% of our net sales for the years ended December 31, 2015, 2014 and 2013, respectively.  Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. L.P. Hsu, a member of our Board of Directors serves as a consultant to LTC, and is a supervisor of the board of Nuvoton. We consider our relationships with LSC, a member of the Lite-On Group of companies, and Nuvoton to be mutually beneficial and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.   We sell products to, and purchase inventory from, companies owned by Keylink. We sold products to companies owned by Keylink, totaling 1%, 1% and 3% of net sales for each of the years ended December 31, 2015, 2014 and 2013. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts for these consulting services for the years ended December 31, 2015, 2014 and 2013 were approximately $18 million, $19 million and $17 million, respectively.   In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 5% joint venture partner in our two Chengdu assembly and test facilities, however, we have no material transactions with Ya Guang.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales and purchases from related parties for the twelve months ended December 31:

	2015	2014	2013
LSC
Net sales	$588	$751	$770
Purchases	$22,378	$31,588	$35,329
Keylink
Net sales	$9,749	$9,465	$10,559
Purchases	$6,272	$8,122	$8,030
Nuvoton
Purchases	$12,598	$12,697	$8,317

The table below sets forth accounts receivable from and accounts payable to related parties at December 31:

	2015	2014
LSC
Accounts receivable	$55	$215
Accounts payable	$2,845	$4,458
Keylink
Accounts receivable	$4,112	$4,142
Accounts payable	$5,147	$6,472
Nuvoton
Accounts payable	$1,477	$1,167

NOTE 14 – SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief decision-making group consists of the President and CEO, Chief Financial Officer, Senior Vice President of Operations and Senior Vice President of Sales and Marketing. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our different legal entities into a single segment due to the products having similar economic characteristics, being similar in production process and manufacture flow, and sharing the same customers and target end-equipment markets.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Our primary operations include the operations in Asia, North America and Europe. The table below sets forth net sales by geographic areas based on the location of subsidiaries producing the net sales:

2015	Asia	North America	Europe	Consolidated
Total sales	$793,960	$143,800	$164,304	$1,102,064
Inter-company sales	(118,415)	(60,882)	(73,863)	(253,160)
Net sales	$675,545	$82,918	$90,441	$848,904

Property, plant and equipment	$362,186	$58,152	$19,002	$439,340
Assets	$969,352	$466,170	$165,508	$1,601,030

2014	Asia	North America	Europe	Consolidated
Total sales	$814,589	$154,861	$179,021	$1,148,471
Inter-company sales	(106,728)	(63,945)	(87,147)	(257,820)
Net sales	$707,861	$90,916	$91,874	$890,651

Property, plant and equipment	$262,582	$26,363	$20,986	$309,931
Assets	$874,331	$128,174	$176,652	$1,179,157

2013	Asia	North America	Europe	Consolidated
Total sales	$750,339	$143,251	$165,179	$1,058,769
Inter-company sales	(75,731)	(65,947)	(90,245)	(231,923)
Net sales	$674,608	$77,304	$74,934	$826,846

Property, plant and equipment	$268,196	$30,040	$23,777	$322,013
Assets	$858,114	$120,104	$184,040	$1,162,258

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Net sales were derived from (shipped to) customers located in the following countries. “All others” represents countries with less than 3% of total net sales each:

		% of Total
2015	Net Sales	Net Sales
China	507,783	60%
U.S.	76,870	9%
Korea	66,605	8%
Germany	57,036	7%
Singapore	51,742	6%
Taiwan	30,127	4%
All others	58,741	6%
Total	$848,904	100%

		% of Total
2014	Net Sales	Net Sales
China	$555,478	62%
U.S.	82,599	9%
Korea	66,772	7%
Germany	59,240	7%
Singapore	49,191	6%
Taiwan	27,207	3%
All others	50,164	6%
Total	$890,651	100%

		% of Total
2013	Net Sales	Net Sales
China	$522,587	63%
U.S.	72,232	9%
Korea	68,693	8%
Germany	45,631	6%
Singapore	43,066	5%
Taiwan	30,233	4%
All others	44,404	5%
Total	$826,846	100%

Major customers – No customer accounted for 10% or greater of our total net sales in 2015, 2014, and 2013.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating leases – We lease offices, manufacturing plants, equipment, vehicles and warehouses under operating lease agreements expiring through December 2020. Rental expense amounted to approximately $9 million, $10 million and $9 million for the years ended December 31, 2015, 2014 and 2013, respectively.  We do not have purchase options related to the operating lease agreements. The table below sets forth the approximate amount for future minimum lease payments under non-cancelable operating leases at December 31, 2015:

2016	$10,387
2017	8,631
2018	6,610
2019	5,925
2020	5,408
Thereafter	8,540
$45,501

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

In addition, we have the following land right leases.    None of the leases requires a rental payment.

Location	Term (years)	Expiration Date
Chengdu, China	50	2061
Shanghai, China	50	2056
Sangdong, China	50	2058
Shanghai, China	50	2058
Yangzhou, China	50	2065

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $25 million at December 31, 2015.

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

On September 15, 2014, the United States District Court for the Eastern District of Texas issued an order regarding the putative securities class action entitled Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund v. Diodes, Inc., Civil Action No. 6:13-cv-00247 (E.D. Tex. filed Mar. 15, 2013) (the “Class Action”), granting defendants’ motion to dismiss the Class Action with prejudice. On October 13, 2014, plaintiffs filed a notice of appeal to the order dismissing the Class Action to the United States Court of Appeals for the Fifth Circuit. On January 13, 2016, the Court of Appeals issued an order and opinion affirming the dismissal of the Class Action with prejudice.  Plaintiffs-appellants have until April 12, 2016 to file a petition for a writ of certiorari to the United States Supreme Court.  Defendants-respondents intend to continue defend this action vigorously.

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 16 – BUSINESS COMBINATION

Pericom Semiconductor Corporation

On November 24, 2015, we completed our acquisition of Pericom Semiconductor Corporation (“Pericom”) pursuant to the Agreement and Plan of Merger dated as of September 2, 2015 (the “Merger Agreement”), as amended on November 6, 2015, by Amendment No. 1 (the “Merger Agreement Amendment”).  Under the Merger Agreement and the Merger Agreement Amendment and in accordance with the General Corporation Law of the State of California (1) PSI Merger Sub, Inc., a California corporation and wholly-owned subsidiary of the Company, was merged with and into Pericom, with Pericom continuing as the surviving corporation and a wholly-owned subsidiary of the Company, and (2) each outstanding share of common stock, without par value, of Pericom (other than shares owned by Pericom or certain of its affiliates or shares held by Pericom shareholders who have perfected their appraisal rights in accordance with applicable California law) was automatically converted into the right to  receive $17.75 in cash per share, without interest.  The aggregate consideration was approximately $403 million including the value of Pericom equity awards paid out or converted to Diodes equity awards pursuant to the Merger Agreement and Merger Agreement Amendment.

The table below sets forth the estimated purchase price and related costs for Pericom:

Cash consideration for shares outstanding	$391,123
Cash consideration for vested stock awards, including taxes of $88	7,371
Value of Diodes stock to be issued in exchange for unvested Pericom employee stock awards.	4,680
Total purchase price	$403,174

The results of operations of Pericom are included in our consolidated financial statements from November 24, 2015.  The consolidated revenue and earnings of Pericom included in our consolidated financial statements for the year ended December 31, 2015 was approximately $15 million and $(1) million, respectively, which include acquisition accounting adjustments.  The purpose of the acquisition was to further our strategy of expanding market and growth opportunities through selected strategic acquisitions.

Under the acquisition accounting guidelines we were required to record all assets acquired and liabilities assumed at fair value, and recognize intangible assets and goodwill of the acquired business. The table below sets forth the preliminary fair value assigned to the assets and liabilities acquired in the Pericom acquisition.  This preliminary purchase price allocation has been used to prepare pro forma adjustments in the pro forma condensed combined balance sheet and statements of earnings. U.S. GAAP permits companies to complete the final determination of the fair values of assets and liabilities up to one year from the acquisition date. The size and breadth of the Pericom acquisition will necessitate the use of this one year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date including (i) changes in fair values of fixed assets and inventories, (ii) changes in allocations of intangible assets such as trademarks and in process research and development and developed technology, as well as goodwill, and (iii) other changes to assets and liabilities. The final allocation may also result in changes to amortization periods assigned to the assets. Any potential adjustments made could be material in relation to the preliminary values. A final determination of the allocation of the purchase price to the assets acquired and liabilities assumed has not been completed and the following table is considered preliminary.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

November 24, 2015
Acquisition
Method
Assets acquired:
Cash and cash equivalents	$48,806
Short-term investments	72,537
Accounts receivable	22,740
Inventory	22,488
Prepaid expenses and other current assets	5,793
Fixed assets	72,210
Intangible assets	156,700
Goodwill	54,304
Other long-term assets	16,069
Total assets acquired	$471,647

Liabilities assumed:
Accounts payable	$16,925
Accrued liabilities and other	8,818
Income tax payable	1,498
Deferred tax liability	29,077
Other liabilities	12,155
Total liabilities assumed	68,473
Total net assets acquired	$403,174

Total net assets acquired, net of cash acquired	$354,368

The fair value of the significant identified intangible assets was estimated by using the market approach, income approach and cost approach valuation methodologies. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. The total amount of intangible assets acquired subject to amortization expense was $141 million, with a weighted-average amortization period 11.6 years.  We also acquired approximately $11 million of in process research and development. Goodwill arising from the acquisition is attributable to future income from new customer contracts, synergy of combined operations, the acquired workforce and future technology that has yet to be designed or even conceived.

We estimated the fair value of acquired receivables to be $23 million with a gross contractual amount of $25 million. We expected to collect substantially all of the acquired receivables. We evaluated and adjusted the acquired inventory for a reasonable profit allowance, which is intended to permit us to report only the profits normally associated with the activities following the acquisition as it relates to the work-in-progress and finished goods inventory. As such, we increased fair value of the inventory acquired from Pericom by approximately $6 million.  Subsequent to the closing date of the acquisition we expensed that increase into cost of goods sold, of which approximately $3 million was recorded in the fourth quarter of 2015 and $3 million will be recorded in the first quarter of 2016 as the acquired work-in-progress and finished goods inventory is sold.

The table below sets for the unaudited pro forma consolidated results of operations for the years ended December 31, 2015 and December 31, 2014 as if the acquisition of Pericom had occurred at January 1, 2014:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2015	December 31, 2014
Net revenues	$960,019	$1,020,585
Net income attributable to common stockholders	$40,180	$52,934
Earnings per share—Basic	$0.82	$1.10
Earnings per share—Diluted	$0.80	$1.07

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. The unaudited proforma consolidated results for December 31, 2015, exclude $10 million of acquisition related costs and $8 million of costs from Diodes restricted stock grants and change-in-control agreements for Pericom employees, and include additional

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

amortization and depreciation of $12 million, additional interest expense of $11 million and additional income tax expense of $1 million. These unaudited pro forma consolidated results of operations were derived, in part, from the historical consolidated financial statements of Pericom and other available information and assumptions believed to be reasonable under the circumstances.  Pericom will be conformed to Diodes’ reporting calendar.

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

We estimated the fair value of acquired receivables to be $21 million with a gross contractual amount of $21 million. We expected to collect substantially all of the acquired receivables. We evaluated and adjusted the acquired inventory for a reasonable profit allowance, which is intended to permit us to report only the profits normally associated with the activities following the acquisition as it relates to the work-in-progress and finished goods inventory. As such, we increased the inventory acquired from BCD by approximately $5 million, and recorded that increase into cost of goods sold, of which approximately $2 million was recorded in the first quarter of 2013 and $3 million was recorded in the second quarter of 2013 as the acquired work-in-progress and finished goods inventory was sold.

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

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

NOTE 17 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
Net sales	$206,182	$219,453	$208,888	$214,381
Gross profit	63,913	69,437	61,636	53,597
Net income attributable to common shareholders	11,132	15,078	2,837	(4,773)
Earnings per share attributable to common shareholders
Basic	$0.23	$0.31	$0.06	$(0.10)
Diluted	$0.23	$0.31	$0.06	$(0.10)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
Net sales	$209,986	$223,217	$233,777	$223,671
Gross profit	61,581	70,304	74,732	70,662
Net income attributable to common shareholders	10,202	17,385	19,427	16,665
Earnings per share attributable to common shareholders
Basic	$0.22	$0.37	$0.41	$0.35
Diluted	$0.21	$0.36	$0.40	$0.34

Note: The sum of the quarterly earnings per share may not equal the full year amount, as the computations of the weighted average number of common shares outstanding for each quarter and for the full year are performed independently.

During the fourth quarter of 2014, we acquired Pericom Semiconductor Corporation.  See Note 16 above for additional information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew Lu	March 11, 2016
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Richard D. White	March 11, 2016
RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Keh-Shew Lu, President and Chief Executive Officer, and Richard D. White, Chief Financial Officer and Secretary, his true and lawful attorneys-in-fact and agents, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2016.

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

/s/ Michael K.C. Tsai
MICHAEL K.C. TSAI
Director

INDEX TO EXHIBITS

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended.	10-Q	May 10,2013	3.1

3.2	Amended By-laws of the Company dated January 6, 2016	8-K	January 11, 2016	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

10.1	Kaihong Joint Venture Agreement between the Company and Mrs. J.H. Xing	10-K	April 1, 1996	10.17

10.2	Sale and Leaseback Agreement between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.46

10.3	Lease Agreement between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.47

10.4	Lease Agreement for Plant #2 between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Equipment Limited	10-Q	August 9, 2004	10.52

10.5	Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.56

10.6	Lease Agreement between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

10.7	Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.8*	Employment agreement between the Company and Mark King, dated August 29, 2005	8-K	September 2, 2005	10.2

10.9*	Employment agreement between the Company and Joseph Liu, dated August 29, 2005	8-K	September 2, 2005	10.3

10.10*	Form of Indemnification Agreement between the Company and its directors and executive officers.	8-K	September 2, 2005	10.5

10.11	Wafer purchase Agreement dated January 10, 2006 between Diodes Taiwan Inc. and Lite-On Semiconductor Corporation	8-K	January 12, 2006	2.1

10.12	Supplementary to the Lease Agreement dated on September 5, 2004 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.13	Supplementary to the Lease Agreement dated on June 28, 2004 with Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.14	Agreement on Application, Construction and Transfer of Power Facilities, dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd	10-Q	May 10, 2006	10.16

10.15	Amended and Restated Lease Agreement dated as of September 1, 2006, between Diodes FabTech Inc. with Townsend Summit, LLC	8-K	October 11, 2006	10.1

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.16*	Deferred Compensation Plan effective January 1, 2007	8-K	January 8, 2007	99.1

10.17	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.50

10.18	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd	10-K	February 29, 2008	10.51

10.19	Supplementary Agreement dated December 31, 2007 to the Lease Agreement dated June, 28, 2004 for Leasing Diodes Shanghai New Building’s Fourth and Fifth Floor between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.20	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.54

10.21	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.5

10.22	Factory Building Lease Agreement dated March 1, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co. Ltd.	10-Q	August 11, 2008	10.6

10.23	Supplemental Agreement to the Factory Building Lease Agreement dated as of August 11, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 7, 2008	10.2

10.24	Distributorship Agreement dated November 1, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

10.25	Lease Facility Safety Management Agreement dated December 31, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

10.26	Company’s 2001 Omnibus Equity Incentive Plan, as amended December 22, 2008	10-K	February 26, 2009	10.87

10.27*	Company’s Deferred Compensation Plan Effective January 1, 2007, as amended December 22, 2008	10-K	February 26, 2009	10.88

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.28	Second Supplemental Agreement to the Factory Building Lease Agreement dated August 19, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 16, 2009	10.1

10.29	Employment Agreement dated as of September 22, 2009, between the Company and Keh-Shew Lu	8-K	September 28, 2009	99.1

10.30	Consulting Agreement dated January 1, 2009, between Diodes Incorporated and Keylink International (B.V.I.) Co., Ltd.	10-Q	May 8, 2009	10.1

10.31	Power Facility Construction Agreement dated October 29, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	March 1, 2010	10.97

10.32	First Amendment to the DSH #2 Building Lease Agreement dated December 31, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	March 1, 2010	10.98

10.33	Construction Project Contract between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-Q	May 7, 2010	10.2

10.34	Third Floor of the Accommodation Building Lease Agreement, dated April 12, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 7, 2010	10.3

10.35	Second Floor of the Accommodation Building Lease Agreement, dated September 1, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company Limited.	10-Q	November 9, 2010	10.1

10.36***	Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone.	8-K	September 16, 2010	99.1

10.37***	Supplementary Agreement to the Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone.	8-K	September 16, 2010	99.2

10.38***	Joint Venture Agreement effective as of November 5, 2010 between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited.	8-K	November 12, 2010	99.1

10.39	Joint Venture Agreement Supplement Concerning the Establishment of Diodes Technology (Chengdu) Company Limited effective as of November 5, 2010, between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited.	8-K	November 12, 2010	99.2

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.40	Second Amendment to the DSH #2 Building Lease Agreement, dated November 15, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company Limited.	10-K	February 28, 2012	10.112

10.41	Power Facility Expansion Construction Contract, dated January 24, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company Limited.	10-K	February 28, 2011	10.113

10.42	First Floor of the Accommodation Building Agreement, dated June 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company Limited.	10-Q	November 9, 2011	10.1

10.43	Third Floor of the Dormitory Building Lease Agreement, dated July 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company Limited.	10-Q	November 9, 2011	10.2

10.44	Third Supplemental Agreement to the Factor Building Lease Agreement, dated May 16, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company Limited.	10-Q	November 9, 2011	10.3

10.45	Supplemental Agreement to the Power Facility Construction Agreement, dated March 21, 2011, between Shanghai Kai Hong Technology Company Limited and Shanghai Yuan Hao Electronic Company Limited.	10-Q	August 9, 2011	10.1

10.46	Credit Agreement, dated March 21, 2011, between Mega International Commercial Bank and Diodes Taiwan Inc.	10-Q	August 9, 2011	10.2

10.47	Plating Process Agreement made and entered into among Shanghai Kaihong Electronic Co., Ltd., Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology), Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-K	February 29, 2008	10.52

10.48	Construction Design Consulting Agreement between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation.	10-Q	August 9, 2012	10.1

10.49	Diodes Zetex Pension Scheme Recovery plan, dated February 28, 2012, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-Q	August 9, 2012	10.2

10.50	Diodes Zetex Pension Scheme Schedule of contributions, dated March 28, 2012, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-Q	August 9, 2012	10.3

10.51	Framework Agreement, dated March 26, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, Diodes Incorporated, HR Trustees Limited, and Trustees	10-Q	August 9, 2012	10.4

10.52	Guarantee, dated March 26, 2012, among Diodes Zetex Semiconductors Limited, Diodes Zetex Limited, HR Trustees Limited, and Trustees	10-Q	August 9, 2012	10.5

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.53	Diodes Zetex Pension Scheme Information Protocol, dated April 10, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.6

10.54	Legal Charge, dated March 26, 2012, among Zetex Semiconductors Limited, HR Trustees Limited, and Trustees	10-Q	August 9, 2012	10.7

10.55***	Credit Agreement, dated January 8, 2013, by and among the Company, Diodes International B.V., Diodes Investment Company, Diodes FabTech Inc., Diodes Holdings UK Limited, Diodes Zetex Limited, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto.	8-K	January 11, 2013	99.1

10.56	Agreement and Plan of Merger by and among the Company, Diodes Cayman Islands Company Limited and BCD Semiconductor Manufacturing Limited, dated as of December 26, 2012.	10-K	February 27, 2013	10.74

10.57	Second Supplementary Agreement, dated as of January 23, 2013, to the Investment Cooperation Agreement effective as of September 10, 2010, by and among Diodes Hong Kong Holding Company Limited, Diodes (Shanghai) Investment Company Limited, Diodes Technology (Chengdu) Company Limited, and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	10-K	February 27, 2013	10.75

10.58	DSH #2 Building Lease Agreement dated as of January 28, 2013 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	February 27, 2013	10.76

10.59*	Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.1

10.60*	Form of Incentive Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.2

10.61*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.4

10.62*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.80

10.63*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.81

10.64*	Form of Restricted Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.82

10.65*	Form of Restricted Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.83

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.66	Supplement Agreement to Lease Agreement dated September 2013 between Shanghai Kaihong Electronic Co., Ltd and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	November 12, 2013	10.6

10.67	Construction Design Consulting Assignment Agreement Supplemental Agreement between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation	10-Q	August 8, 2013	10.1

10.68	Procurement Agreement, dated May 3, 2013, between Diodes Taiwan Inc. and Lite-On Technology Corporation	10-Q	August 8, 2013	10.2

10.69	Share Transfer Memorandum of Understanding, date June 18, 2013, among Diodes Incorporated, Chengdu Ya Guang Electronic Engineering Factory, and Zetex Chengdu Electronics Limited	10-Q	August 8, 2013	10.3

10.70*	Confirmation Agreement, dated April 1, 2013, by and between Diodes Incorporated and Dr. Keh-Shew Lu	8-K	April 3, 2013	99.1

10.71	Plating Process Agreement between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited, dated February 8, 2013	10-Q	May 10, 2013	10.1

10.72	Equity Transfer Agreement, dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited	10-Q	May 9, 2014	10.2

10.73	Equity Transfer Agreement Amendment, dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited	10-Q	May 9, 2014	10.3

10.74	Fourth Supplemental Agreement to the Factory Building Lease Agreement, dated April 23, 2014, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 9, 2014	10.4

10.75	Plating Processing Agreement, dated February 28, 2014, between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited	10-Q	May 9, 2014	10.5

10.76	Framework Agreement, dated 2014, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited, and Trustees	10-Q	May 9, 2014	10.6

10.77*	Stock Award Agreement, dated as of September 22, 2009, between the Company and Keh-Shew Lu	10-Q	May 9, 2014	10.7

10.78	Amended Consulting Agreement dated as of January 1, 2015 between Diodes Incorporated and Keylink International (B.V.I) Co., Ltd.	10-K	March 2, 2015	10.78

10.79	Chemical Warehouse Lease Agreement, dated November 1, 2014 between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	March 2, 2015	10.79

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.80	Chemical Warehouse Lease Agreement between Diodes Shanghai Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 5, 2015	10.1

10.81	Fifth Supplemental Facility Lease Agreement between Diodes Shanghai Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 5, 2015	10.2

10.82	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Collateral Agreement, dated as of June 19, 2015, between Diodes Incorporated, Diodes International B.V., and Bank of America, N.A. and other participating lenders.	8-K	June 24, 2015	99.1

10.83	Amendment No. 3 to Credit Agreement, Incremental Term Assumption Agreement, Limited Waiver and Consent Collateral Agreement, dated as of September 2, 2015, between Diodes Incorporated, Diodes International B.V., and Bank of America, N.A. and other participating lenders	8-K	September 3, 2015	10.1

10.84	Employment Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu*	8-K	July 27, 2015	99.1

10.85***	Stock Unit Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu*	8-K	July 27, 2015	99.3

10.86	Amendment No. 1 to Agreement and Plan of Merger, dated November 6, 2015, among Diodes Incorporated, PSI Merger Sub, Inc. and Pericom Semiconductor Corporation	8-K	November 9, 2015	2.1

10.87	Agreement and Plan of Merger, dated as of September 2, 2015, by and among Pericom Semiconductor Corporation, PSI Merger Sub, Inc., and Diodes Incorporated.	8-K	September 3, 2015	2.1

14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1****	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2****	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

INDEX TO EXHIBITS (continued)

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.
**	Provided in the Corporate Governance portion of the Investor Relations section of the Company’s website at http://www.diodes.com.
***	Confidential treatment has been requested with respect to the omitted portions of these exhibits, which portions have been filed separately with the Securities and Exchange Commission.
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

PLEASE NOTE: It is inappropriate for investors to assume the accuracy of any covenants, representations or warranties that may be contained in agreements or other documents filed as exhibits to this Annual Report on Form 10-K. In certain instances the disclosure schedules to such agreements or documents contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants. Moreover, some of the representations and warranties may not be complete or accurate as of a particular date because they are subject to a contractual standard of materiality that is different from those generally applicable to stockholders or were used for the purpose of allocating risk among the parties rather than establishing certain matters as facts. Accordingly, you should not rely on the representations and warranties as characterizations of the actual state of facts at the time they were made or otherwise.