Form 10-Q
period 2016-03-31
DIODES INC /DEL/
filed 2016-05-05
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s Common Stock outstanding as of May 3, 2016 was 48,325,322.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$237,006	$218,435
Short-term investments	43,051	64,685
Accounts receivable, net of allowances of $2,729 and $2,625 at March 31, 2016 and December 31, 2015, respectively	216,507	218,496
Inventories	204,976	202,832
Prepaid expenses and other	42,990	46,103
Total current assets	744,530	750,551
Property, plant and equipment, net	431,192	439,340
Deferred income tax, non-current	44,892	45,120
Goodwill	134,125	132,913
Intangible assets, net	191,071	196,409
Other	34,123	34,494
Total assets	$1,579,933	$1,598,827

Liabilities
Current liabilities:
Accounts payable	$87,429	$86,463
Accrued liabilities	72,706	77,801
Income tax payable	2,680	5,117
Current portion of long-term debt	10,290	10,282
Total current liabilities	173,105	179,663
Long-term debt, net of current portion	439,948	453,738
Deferred tax liabilities	32,275	32,276
Other long-term liabilities	88,325	90,153
Total liabilities	733,653	755,830

Commitments and contingencies (See Note 8)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 48,300,695 and 48,148,077, issued and outstanding at March 31, 2016 and December 31, 2015, respectively	32,512	32,404
Additional paid-in capital	346,131	344,086
Retained earnings	512,547	514,280
Treasury stock, at cost, 466,010 shares held at March 31, 2016 and December 31, 2015	(11,009)	(11,009)
Accumulated other comprehensive loss	(81,612)	(84,416)
Total stockholders' equity	798,569	795,345
Noncontrolling interest	47,711	47,652
Total equity	846,280	842,997
Total liabilities and stockholders' equity	$1,579,933	$1,598,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$222,738	$206,182
Cost of goods sold	158,518	142,269
Gross profit	64,220	63,913

Operating expenses
Selling, general and administrative	39,454	31,731
Research and development	18,149	13,309
Amortization of acquisition related intangible assets	5,131	1,922
Other operating expenses	31	48
Total operating expenses	62,765	47,010

Income from operations	1,455	16,903

Other income (expense)
Interest income	456	298
Interest expense	(2,512)	(1,064)
Gain on securities carried at fair value	-	71
Other expense	(1,436)	(244)
Total other income (expense)	(3,492)	(939)

(Loss) income before income taxes and noncontrolling interest	(2,037)	15,964
Income tax (benefit) provision	(552)	4,187
Net (loss) income	(1,485)	11,777
Less net income attributable to noncontrolling interest	(248)	(645)
Net (loss) income attributable to common stockholders	$(1,733)	$11,132

(Loss) earnings per share attributable to common stockholders:
Basic	$(0.04)	$0.23
Diluted	$(0.04)	$0.23
Number of shares used in (loss) earnings per share computation:
Basic	48,288	47,667
Diluted	48,288	48,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Net (loss) income	$(1,485)	$11,777
Foreign currency translation adjustment	2,881	(6,160)
Unrealized loss on defined benefit plan, net of tax	(74)	(1,813)
Unrealized foreign currency loss, net of tax	(3)	(498)
Comprehensive income	1,319	3,306
Less: Comprehensive income attributable to noncontrolling interest	(248)	(645)
Total comprehensive income attributable to common stockholders	$1,071	$2,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities	$25,453	$38,568

Cash flows from investing activities
Decrease in restricted cash	3	486
Purchases of property, plant and equipment	(13,561)	(23,539)
Proceeds from sales of property, plant, and equipment	19	-
Purchases of short-term investments	(7,330)	(24,985)
Proceeds from maturity of short-term investments	29,289	10,007
Other	291	(148)
Net cash and cash equivalents provided by (used in) investing activities	8,711	(38,179)

Cash flows from financing activities
Advances on lines of credit and short-term debt	-	965
Taxes paid related to net share settlement	(2,335)	-
Repayments on lines of credit and short-term debt	-	(1,067)
Debt issuance costs	(22)	-
Proceeds from long-term debt	1,500	-
Repayments of long-term debt	(15,569)	(23,071)
Net proceeds from issuance of common stock	5	5,649
Repayment of capital lease obligation and other	(843)	(88)
Net cash and cash equivalents used in financing activities	(17,264)	(17,612)

Effect of exchange rate changes on cash and cash equivalents	1,671	(3,664)
Increase (decrease) in cash and cash equivalents	18,571	(20,887)
Cash and cash equivalents, beginning of period	218,435	243,000
Cash and cash equivalents, end of period	$237,006	$222,113

Supplemental disclosure
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$697	$(10,281)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements

Nature of Operations

Diodes Incorporated, together with its subsidiaries (collectively, the “Company,” “we” or “our”), (Nasdaq: DIOD), is a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. We serve the consumer electronics, computing, communications, industrial, and automotive markets. Our products include diodes, rectifiers, transistors, MOSFETs, protection devices, function-specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Our corporate headquarters and Americas’ sales office are located in Plano, Texas and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei; Taoyuan City, and Zhubei City, Taiwan; Manchester, England; and Neuhaus, Germany. Our wafer fabrication facilities are located in Kansas City, Missouri and Manchester, with an additional facility located in Shanghai, China. We have assembly and test facilities located in Shanghai, Jinan, Chengdu, and Yangzhou, China, as well as in Hong Kong, Neuhaus and Taipei. Additional engineering, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Manchester; Shanghai; Shenzhen, China; Seongnam-si, South Korea; and Munich, Germany, with support offices throughout the world.

Basis of Presentation

The condensed consolidated financial data at December 31, 2015 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2016.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact to the Company’s financial statements:

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost (“ASU 2015-03”). This standard requires that costs associated with the issuance of debt previously recorded as deferred assets on the balance sheet now are reported as a direct reduction of the related debt balance. This standard is effective for interim and annual periods beginning January 1, 2016, but early adoption is permitted. We adopted this standard in the first quarter of 2016 and applied the standard retrospectively to all prior periods presented. The adoption of ASU 2015-03 resulted in a $2.2 million retrospective reduction of both our other assets and long-term notes payable, net of current portion, as of December 31, 2015.  Adoption of this standard had no impact on the consolidated statements of operations.

ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16"). This standard eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes became effective for fiscal years beginning after

December 31, 2015. We adopted this standard in the first quarter of 2016 and had adjustments to the previously reported fair values recorded related to the Pericom transaction.  See Note 11 for additional information related to these adjustments. Adoption of this standard had no impact on the consolidated statements of operations.

ASU No. 2016-07, Investments-Equity Method and Joint Ventures (Topic 323) (“ASU 2016-07”). The amendments in this update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.  We are evaluating the effect that ASU 2016-07 will have on our consolidated financial statements and related disclosures.

ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  This standard is designed to make accounting for share-based payment transactions less complex for public and private companies. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  We are evaluating the effect ASU 2016-09 will have on our consolidated financial statements and related disclosures.

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) are calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS are calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. A total of 2.6 million and 0.5 million options and stock awards outstanding during the three months ended March 31, 2016 and 2015, respectively, were excluded from the calculation because the effect was anti-dilutive.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Earnings (numerator)
Net (loss) income attributable to common stockholders	$(1,733)	$11,132

Shares (denominator)
Weighted average common shares outstanding (basic)	48,288	47,667
Dilutive effect of stock options and stock awards outstanding	-	1,311
Adjusted weighted average common shares outstanding (diluted)	48,288	48,978

(Loss) earnings per share attributable to common stockholders
Basic	$(0.04)	$0.23
Diluted	$(0.04)	$0.23

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or market value:

	March 31, 2016	December 31, 2015
Raw materials	$88,471	$86,103
Work-in-progress	46,559	46,061
Finished goods	69,946	70,668
Total	$204,976	$202,832

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2015	$132,913
Pericom measurement period adjustments (See Note 11)	2,046
Foreign currency translation adjustment	(834)
Balance at March 31, 2016	$134,125

The table below sets forth the value of intangible assets, other than goodwill:

	March 31,	December 31,
	2016	2015
Intangible assets subject to amortization:
Gross carrying amount	$232,047	$232,047
Accumulated amortization	(53,898)	(48,828)
Foreign currency translation adjustment	(7,919)	(7,725)
Total	170,230	175,494
Intangible assets with indefinite lives:
Gross carrying amount	21,703	21,703
Foreign currency translation adjustment	(862)	(788)
Total	20,841	20,915
Total intangible assets, net	$191,071	$196,409

Amortization expense related to intangible assets subject to amortization was approximately $5.1 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5 – Income Tax Provision

Income tax (benefit) expense of approximately $(0.6) million and $4.2 million was recorded for the three months ended March 31, 2016 and 2015, respectively.  This resulted in an effective tax rate of 27.1% for the three months ended March 31, 2016, as compared to 26.2% for the same period last year.  The effective tax rate for the three months ended March 31, 2016 includes an immaterial benefit for various discrete items.  The Company’s effective tax rates for the three months ended March 31, 2016 and 2015 were lower than the U.S. statutory rate of 35%, principally from the impact of income from lower-taxed jurisdictions.

For the three months ended March 31, 2016, the Company reported domestic and foreign pre-tax (loss)/income of approximately $(10.0) million and $7.7 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to US tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.

The impact of tax holidays decreased our tax expense by approximately $0.8 million for the three months ended March 31, 2016 and $1.0 million for the three months ended March 31, 2015. The benefit of the tax holidays on both basic and diluted earnings per share for both the three months ended March 31, 2016 and 2015 was approximately $0.02.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007, or for the 2010 tax year.  The Company is no longer subject to China income tax examinations by tax authorities for tax years before 2005. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of March 31, 2016, the gross amount of unrecognized tax benefits was approximately $27.2 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Cost of goods sold	$201	$123
Selling, general and administrative	3,704	3,205
Research and development	614	352
Total share-based compensation expense	$4,519	$3,680

Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire eight years after the grant date.  Stock option expense was estimated on the date of grant using the Black-Scholes-Merton option pricing model.

There were no cash proceeds received from stock option exercises during the three months ended March 31, 2016.  Stock option expense was approximately $0.5 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

The table below sets forth a summary of stock option activity for the three months ended March 31, 2016:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	2,063	$23.03	3.9	$4,111
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2016	2,063	$23.03	3.7	$1,777
Exercisable at March 31, 2016	1,776	$22.82	3.3	$1,714

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price.

As of March 31, 2016, total unrecognized share-based compensation expense related to unvested stock options, net of estimated forfeitures, was approximately $2.2 million, before income taxes, and is expected to be recognized over a weighted average period of approximately one year.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

Share grant expense for the three months ended March 31, 2016 and 2015 was approximately $4.0 million and $3.0 million, respectively.

The table below sets forth a summary of restricted stock awards and restricted stock units for the three months ended March 31, 2016:

Share Grants	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2016	2,679	$23.51	$61,247
Granted	1	22.30	-
Vested	(263)	20.73	5,477
Forfeited	(34)	22.88	-
Non-vested at March 31, 2016	2,383	$22.95	$47,900

As of March 31, 2016, total unrecognized share-based compensation expense related to non-vested restricted stock awards and restricted stock units, net of estimated forfeitures, was approximately $31.1 million, before income taxes, and is expected to be recognized over a weighted average period of approximately three years.

NOTE 7 – Segment Information and Enterprise-Wide Disclosure

For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type.

Our primary operations include operations in Asia, North America and Europe.

The tables below set forth net sales based on the location of subsidiaries producing the net sales:

As of and for the Three Months Ended
March 31, 2016	Asia	North America	Europe	Consolidated
Total sales	$209,750	$31,858	$40,279	$281,887
Intercompany elimination	(32,850)	(11,034)	(15,265)	(59,149)
Net sales	$176,900	$20,824	$25,014	$222,738

As of and for the Three Months Ended
March 31, 2015	Asia	North America	Europe	Consolidated
Total sales	$191,289	$39,241	$43,121	$273,651
Intercompany elimination	(30,839)	(16,640)	(19,990)	(67,469)
Net sales	$160,450	$22,601	$23,131	$206,182

Geographic Information

The tables below set forth the amount of net sales that were derived from (shipped to) customers located in the following countries:

	Net Sales for the
	Three Months Ended		Percentage of
	March 31,		Net Sales
	2016	2015	2016	2015
China	$128,882	$121,767	58%	59%
United States	19,106	20,427	9%	10%
Korea	13,801	17,265	6%	8%
Germany	14,906	15,331	7%	7%
Singapore	12,079	14,176	5%	7%
Taiwan	13,886	4,284	6%	2%
All others (1)	20,078	12,932	9%	7%
Total	$222,738	$206,182	100%	100%
(1)	Represents countries with less than 3% of the total net sales each.

NOTE 8 – Commitments and Contingencies

Purchase commitments – As of March, 2016, we had approximately $18.5 million in non-cancelable purchase contracts related to capital expenditures, primarily related to Asia manufacturing facilities.

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

On September 15, 2014, the United States District Court for the Eastern District of Texas issued an order regarding the putative securities class action entitled Local 731 I.B. of T. Excavators and Pavers Pension Trust Fund v. Diodes, Inc., Civil Action No. 6:13- cv-00247 (E.D. Tex. filed Mar. 15, 2013) (the “Class Action”), granting defendants’ motion to dismiss the Class Action with prejudice. On October 13, 2014, plaintiffs filed a notice of appeal to the order dismissing the Class Action to the United States Court of Appeals for the Fifth Circuit. On January 13, 2016, the Court of Appeals issued an order and opinion affirming the dismissal of the Class Action with prejudice.  Plaintiffs-appellants did not file a petition for a writ of certiorari to the United States Supreme Court by the deadline of April 12, 2016, and therefore the case is concluded.

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

In the course of the restructuring of Diodes’ Asian and UK subsidiaries, Diodes may have inadvertently breached the Company’s credit agreement.  A borrowing on the swing line under the credit agreement also constituted technical breaches of the credit agreement. Any breaches that occurred as a result of these matters have been cured or waived, and the borrowing on the swing line has been repaid.

NOTE 9 – Employee Benefit Plans

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

Net periodic benefit costs associated with the defined benefit plan were less than $1 million for both the three months ended March 31, 2016 and 2015.

The tables below set forth the benefit obligation, the fair value of plan assets, and the funded status of our plan:

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2015	$145,019
Service cost	72
Interest cost	1,375
Actuarial gain	4,344
Benefits paid	(1,108)
Currency changes	(4,466)
Benefit obligation at March 31, 2016	$145,236

Change in plan assets:
Fair value of plan assets at December 31, 2015	$116,386
Actual return on plan assets	5,686
Employer contribution	287
Benefits paid	(1,108)
Currency changes	(3,581)
Fair value of plan assets at March 31, 2016	$117,670
Underfunded status at March 31, 2016	$27,566

Based on an actuarial study performed as of March 31, 2016, the plan is underfunded and a liability is reflected in our consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of March 31, 2016 was 3.7%.

The following weighted-average assumptions were used to determine net periodic benefit costs for the three months ended March 31, 2016:

Discount rate	4.0%
Expected long-term return on plan assets	6.0%

  In the first quarter of 2015, based on the pension deficit, we adopted (as required every three years) an amended payment plan with the trustee of the defined benefit plan in which we will pay approximately GBP 2 million (approximately $3 million based on a USD:GBP exchange rate of 1.6:1) annually through 2030.)

We also have pension plans in Germany and Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, are not included in the figures or assumptions above.

Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At March 31, 2016, these investments totaled approximately $5.5 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE 10 – Related Parties

We conduct business with two related party companies, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 17% of our outstanding Common Stock as of March 31, 2016, and is a member of the Lite-On Group of companies. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite- On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. L.P. Hsu, a member of our Board of Directors serves as a consultant to LTC, and is a supervisor of the board of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.

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

The table below sets forth net sales to, and purchases from, LSC:

	Three Months Ended
	March 31,
	2016	2015
Net sales	$120	$305
Purchases	$5,210	$6,723

Keylink International (B.V.I.) Inc. – We sell semiconductor products to Keylink and purchase semiconductor products from Keylink for subsequent sale. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a fee to Keylink for consulting services.  The aggregate amounts for these services for both the three months ended March 31, 2016 and 2015 were approximately $4.1 million and $4.4 million, respectively.

The table below sets forth net sales to, and purchases from, Keylink:

	Three Months Ended
	March 31,
	2016	2015
Net sales	$1,911	$2,365
Purchases	$1,260	$1,516

Nuvoton Technology Corporation – We purchase wafers from Nuvoton that we use in the production of finished goods.  The table below sets forth net purchases from Nuvoton:

	Three Months Ended
	March 31,
	2016	2015
Purchases	$2,947	$3,434

The table below sets forth accounts receivable from, and accounts payable to, LSC, Keylink and Nuvoton:

	March 31,	December 31,
	2016	2015
Accounts receivable
LSC	$72	$55
Keylink	6,010	4,112
	$6,082	$4,167
Accounts payable
LSC	$4,402	$2,845
Keylink	5,181	5,147
Nuvoton	1,400	1,477
	$10,983	$9,469

NOTE 11 – Pericom Semiconductor Corporation Acquisition

During the fourth quarter of 2015, we completed the acquisition of Pericom Semiconductor Corporation (“Pericom”).  The effect of the Pericom acquisition is reflected in our audited consolidated financial statements included in our Form 10-K filed with the SEC on March 11, 2016.

During the first quarter of 2016 we continued to finalize our purchase price allocation during the measurement period and obtained new information related to the assets acquired and liabilities assumed of Pericom. The facts and circumstances existed at the date of acquisition and, if known, would have affected the measurement of the amounts recognized at that date. In accordance with ASC 805, Business Combinations, measurement period adjustments are not included in current earnings, but recognized as of the date of the acquisition with a corresponding adjustment to goodwill resulting from the change in preliminary amounts. As a result, we adjusted the preliminary allocation of the purchase price initially recorded at the acquisition date to reflect these measurement period adjustments. While significant progress was made during the first quarter, the allocation is still preliminary and subject to change.  The size and breadth of the Pericom acquisition will necessitate the use of the one year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date including (i) changes in fair values of fixed assets and inventories, (ii) changes in allocations of intangible assets such as trademarks and in process research and development and developed technology, as well as goodwill, and (iii) other changes to assets and liabilities. The final allocation may also result in changes to amortization periods assigned to the assets. Any potential adjustments made could be material in relation to the preliminary values. A final determination of the allocation of the purchase price to the assets acquired and liabilities assumed has not been completed and the following table is considered preliminary. These measurement period adjustments recorded in the first quarter of 2016 had no impact on our condensed consolidated statement of operations.

The table below sets forth the original preliminary fair values determined under the acquisition method as of November 24, 2015, the measurement period adjustments for the three months ended March 31, 2016 and the revised preliminary fair values as of November 24, 2015.

	Preliminary	Measurement	Adjusted
	November 24, 2015	Period Adjustments	November 24, 2015
Assets acquired:
Cash and cash equivalents	$48,806	$-	$48,806
Short-term investments	72,537	-	72,537
Accounts receivable	22,740	-	22,740
Inventory	22,488	-	22,488
Prepaid expenses and other current assets	5,793	(1,622)	4,171
Fixed assets	72,210	-	72,210
Intangible assets	156,700	-	156,700
Goodwill	54,304	2,046	56,350
Other long-term assets	16,069	-	16,069
Total assets acquired	$471,647	$424	$472,071
			-
Liabilities assumed:			-
Accounts payable	16,925	-	16,925
Accrued liabilities and other	8,818	-	8,818
Income tax payable	1,498	333	1,831
Deferred tax liability	29,077	91	29,168
Other liabilities	12,155	-	12,155
Total liabilities assumed	68,473	424	68,897
Total net assets acquired	$403,174	$-	$403,174
Total net assets acquired, net of cash acquired	$354,368	$-	$354,368

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2015 has been prepared as if the acquisition of Pericom had occurred at January 1, 2015.

Three Months Ended
March 31, 2015
Net revenues	$237,939
Net income attributable to common stockholders	$7,789
Earnings per share - Basic	$0.16
Earnings per share - Diluted	$0.16

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. The unaudited pro forma consolidated results for March 31, 2015, exclude $13.9 million of acquisition related costs and $8.0 million of costs from Diodes restricted stock grants and change-in-control agreements for Pericom employees, and include additional $6.1 million of inventory fair value adjustments, additional amortization and depreciation of $3.3 million, additional interest expense of $1.8 million and income tax benefit of $2.1 million. These unaudited pro forma consolidated results of operations were derived, in part, from the historical consolidated financial statements of Pericom and other available information and assumptions believed to be reasonable under the circumstances.  Pericom will be conformed to Diodes’ reporting calendar.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This management’s discussion should be read in conjunction with the management’s discussion included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Form 10-K”), previously filed with Securities and Exchange Commission (“SEC”) on March 11, 2016.

Factors Relevant to Our Results of Operations for the Three Months Ended March 31, 2016

●	We continue to experience pressure from customers to reduce the selling price for our products;

●	We continued to experience weaker demand in the computing and communications markets along with weak domestic demand in China;

●	The first quarter of 2016 was the first quarter to include a full quarter of Pericom Semiconductor Corporation (“Pericom”);

●	We have higher borrowing levels, leading to higher interest expense, than in previous periods reflecting the debt incurred to acquire Pericom in the fourth quarter of 2015;

●

We expect future improvements in net income to result primarily from increases in sales volume and improvements in product mix, as well as manufacturing cost reduction in order to offset any reduction in the average selling prices of our products.  We have released new products for the consumer market and we are beginning to see growth in the virtual reality market.

Overview

We are a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. For detailed information, see Note 1 – Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements, included in the condensed consolidated financial statements in Item 1 above.  Our products are sold primarily throughout Asia, North America and Europe. We believe that our focus on application-specific standard products utilizing innovative, highly efficient packaging and cost-effective process technologies, coupled with our collaborative, customer-focused product development, provides us with a meaningful competitive advantage relative to other semiconductor companies.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

The following table sets forth the percentage that certain items in the statements of operations bear to net sales.

	Percent of Net Sales
	Three Months Ended March 31,
	2016	2015
Net sales	100%	100%
Cost of goods sold	(71)	(69)
Gross profit	29	31
Total operating expenses	28	23
Income from operations	1	8
Interest income	-	-
Interest expense	(1)	-
Gain on securities carried at fair value	-	-
Other expense	(1)	-
(Loss) income before income taxes and noncontrolling interest	(1)	8
Income tax (benefit) provision	-	2
Net (loss) income	(1)	6
Less net income attributable to noncontrolling interest	-	(1)
Net (loss) income attributable to common stockholders	(1)	5

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2016	2015	Increase/ (Decrease)	% Change
Net sales	$222,738	$206,182	$16,556	8.0%
Cost of goods sold	158,518	142,269	16,249	11.4%
Gross profit	64,220	63,913	307	0.5%
Total operating expenses	62,765	47,010	15,755	33.5%
Interest income	456	298	158	53.0%
Interest expense	(2,512)	(1,064)	1,448	136.1%
Gain on securities carried at fair value	-	71	(71)	(100.0%)
Other expense	(1,436)	(244)	1,192	488.5%
Total other income (expense)	(3,492)	(939)	2,553	271.9%
Income tax (benefit) provision	(552)	4,187	(4,739)	(113.2%)

Net sales increased approximately $16.6 million for the three months ended March 31, 2016, compared to the same period last year. The 8% increase in net sales includes approximately $31.8 million from Pericom in the first quarter of 2016.  The decrease in sales excluding Pericom reflects weaker demand in the computing and communications markets along with weak domestic demand in China.

Cost of goods sold increased approximately $16.2 million for the three months ended March 31, 2016, compared to the same period last year. As a percent of sales, cost of goods sold increased to 71% for the three months ended March 31, 2016, compared to 69% in the same period last year. Cost of goods sold related to Pericom for the first quarter of 2016 were approximately $19.3 million, including a $3.1 million inventory valuation adjustment related to the Pericom purchase.  Excluding Pericom, average unit cost increased 9.7% for the three months ended March 31, 2016, compared to the same period last year. Including Pericom, average unit cost increased 22.2% for the three months ended March 31, 2016, compared to the same period last year. For the three months ended March 31, 2016, gross profit was relatively flat when compared to the same period last year. Gross margin decreased to 28.8% for the three months ended March 31, 2016, compared to 31.0% for the same period last year. The decline in gross profit margin was due to lower capacity utilization and pricing pressure.

Operating expenses for the three months ended March 31, 2016 increased approximately $15.8 million, or 33.5%, compared to the same period last year.  The increase in operating expense reflects approximately $15.0 million of operating expenses from Pericom.  Selling, general and administrative expenses (“SG&A”) increased approximately $7.7 million due primarily to $7.1 million of Pericom SG&A recognized in the first quarter of 2016.   Research and development expenses (“R&D”) increased approximately $4.8 million due to Pericom R&D expense of $4.6 million recognized in the first quarter of 2016.  Amortization of acquisition related intangibles increased approximately $3.2 million reflecting the amortization of the intangible assets acquired in the Pericom acquisition. SG&A, as a percentage of sales, was 17.7% and 15.4% for the three months ended March 31, 2016 and 2015, respectively. R&D, as a percentage of sales, was 8.1% and 6.5% for the three months ended March 31, 2016 and 2015, respectively.

Interest income increased for the three months ended March 31, 2016 due to a higher amount of invested funds, reflecting the investments acquired in the Pericom acquisition.  The increase in interest expense for the three months ended March 31, 2016 is due to higher levels of borrowing to effect the Pericom acquisition. During the first quarter of 2015, we recognized a gain on the sale of marketable securities that was not repeated in 2016. Other expense for the three months ended March 31, 2016 reflects approximately $1.3 million of foreign currency losses.

We recognized an income tax benefit of approximately $0.5 million for the three months ended March 31, 2016 and income tax expense of approximately $4.2 million for the three months ended March 31, 2015. The decrease in income taxes for 2016 compared to 2015 is a result of a decrease in pre-tax book income.  Our effective tax rates for the three months ended March 31, 2016 and 2015, excluding immaterial discrete items, were lower than the U.S. statutory tax rate of 35%, principally as a result of income in lower-taxed jurisdictions.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. banking credit facility under which we may draw up to $500 million with the availability of borrowing an additional $200 million, upon lender approval.  At March 31, 2016 we had $450.5 million drawn under the U.S. banking facility. In addition, we have short-term foreign credit facilities with borrowing capacities of approximately $81.7 million and with $1.1 million used for import and export guarantees. We also have foreign long-term debt of approximately $1.9 million.  Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At March 31, 2016 and December 31, 2015, our working capital was $571.4 million and $570.9 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the three months ended March 31, 2016 and 2015 were $12.9 million and $33.8 million, respectively. For the first three months of 2016 capital expenditures were approximately 5.8% of our net sales, which is in line with our capital spending target range of 5% to 9% of net sales.

We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.  As of March 31, 2016, our foreign subsidiaries held approximately $268.5 million of cash, cash equivalents and investments of which approximately $175.9 million would be subject to a potential tax if repatriated to the U.S. as dividends.

As of March 31, 2016, we had short-term investments totaling $43.1 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit all earned and future interest income.

The Company entered into a Limited Waiver and Consent (“Waiver”) dated as of May 2, 2016 among and between itself, Diodes International B.V. and Bank of America, N.A. and the lenders party thereto (the “Lenders”) with respect to the Credit Agreement dated January 8, 2013, as amended to date, by and among the Company, Diodes International B.V., Diodes Investment Company, Diodes FabTech Inc., Diodes Holdings UK Limited, Diodes Zetex Limited, Pericom Semiconductor Corporation, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and letter of credit issuer, and the other parties thereto (Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2015).

In the course of the restructuring of Diodes’ Asian and UK subsidiaries, Diodes may have inadvertently breached the Credit Agreement.  A borrowing on the Swing Line under the Credit Agreement also constituted technical breaches of the Credit Agreement. Any breaches that occurred as a result of these matters have been cured or waived, and the borrowing on the Swing Line has been repaid. A copy of the Waiver is attached as Exhibit 10.2.

Share Repurchase Program

During 2015, our Board of Directors (“Board”) approved a stock repurchase program.  The Board authorized the repurchase of up to an aggregate of $100.0 million of our outstanding common stock, $0.66 2/3 par value per share.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board.  Currently there is approximately $89.0 million available for repurchase of outstanding common stock under a publically announced repurchase program.  No shares were repurchased during the first quarter of 2016.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facility. Our primary cash and cash equivalents increased from $218.4 million at December 31, 2015 to $237.0 million at March 31, 2016 primarily from cash provided by operating activities and investing activities, partially offset by cash used in financing activities.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2016	2015	Change
Net cash provided by operating activities	$25,453	$38,568	$(13,115)
Net cash provided by (used in) investing activities	8,711	(38,179)	46,890
Net cash used in financing activities	(17,264)	(17,612)	348
Effect of exchange rates on cash and cash equivalents	1,671	(3,664)	5,335
Net increase (decrease) in cash and cash equivalents	$18,571	$(20,887)	$39,458

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2016 was $25.5 million.  Net cash flow provided by operating activities resulted from a net loss of $1.5 million and a decrease in working capital accounts of $2.9 million, offset by depreciation and amortization of $25.2 million and share-based compensation of $4.5 million. Net cash provided by operating activities was $38.6 million for the same period last year, resulting primarily from $11.8 million in net income, $20.6 million in depreciation and amortization, $3.8 million of non-cash share-based compensation expense and an increase in accounts payable, partially offset by an increase in inventories, prepaid expenses, accrued liabilities and other.

Investing Activities

Net cash provided by investing activities was $8.7 million for the three months ended March 31, 2016, compared to net cash used by investing activities of $38.2 million for the same period last year. Net cash provided by investing activities was primarily due to the sale of short-term investments of $29.3 million, partially offset by purchases of property, plant, and equipment of approximately $13.6 million and purchases of short-term investments of $7.3 million.

Financing Activities

Net cash used by financing activities was $17.3 million for the three months ended March 31, 2016, compared to net cash used by financing activities of $17.6 million in the same period last year. Net cash used in 2016 consisted primarily of repayments on lines of credit and long-term debt, partially offset by proceeds from issuance of common stock. Net cash used in 2015 consisted primarily of repayments on lines of credit and long-term debt, partially offset by advances on lines of credit and proceeds from issuance of common stock.

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

Contractual Obligations

There have been no material changes in any of our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 11, 2016.

Critical Accounting Policies

No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 11, 2016.

Recently Issued Accounting Pronouncements

See Note 1 - Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements of the Notes to Condensed Consolidated Financial Statements, for detailed information regarding the status of recently issued accounting pronouncements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of our management, carried out an evaluation, as of March 31, 2016, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Previously Reported Material Weakness; Remediation; Change in Internal Controls

Our management previously concluded that our internal control over financial reporting was ineffective as of December 31, 2015 as a result of certain errors in accounting for equity awards and change-in-control agreements related to the Pericom acquisition.

We have taken the following steps to improve our internal control over financial reporting related to equity awards and change-in-control agreements in a business combination:

•	prepared a work flow document detailing the policies and procedures (and related controls) for future acquisitions;
•	committed to hiring external resources at an early stage to prepare and analyze non-routine or complex transactions;
•	planned for close oversight and supervision of and communication with, those external resources; and
•	committed to complete and substantive documentation around the review processes in acquisitions for equity awards and change-in-control agreements.

Other than as described above, there was no change in our internal control over financial reporting, known to our CEO or CFO, that occurred in the three months ended March 31, 2016, which has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8 - Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements for detailed information regarding the status of our lawsuits.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 11, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the period covered by this report. Currently there is approximately $89 million available for repurchase of outstanding common stock under a publically announced repurchase program.  No shares were repurchased during the first quarter of 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-Q	May 10, 2013	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1***	Stock Unit Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu**				X
10.2	Limited Waiver and Consent dated as of May 2, 2016 between Diodes Incorporated, Diodes International B.V., and Bank of America, N.A. and other participating lenders.				X
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
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

**	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.
***

This exhibit was originally filed in the Current Report on Form 8-K on July 27, 2015 with confidential treatment requested for portions of the exhibit.  The confidential portions were disclosed in the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 31, 2016, and the full version of the exhibit is filed herewith.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIODES INCORPORATED
(Registrant)

May 5, 2016	By: /s/ Keh-Shew Lu
Date	KEH SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2016	By: /s/ Richard D. White
Date	RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial Officer)

May 5, 2016	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE Corporate Controller
(Principal Accounting Officer)