Form 10-Q
period 2016-06-30
DIODES INC /DEL/
filed 2016-08-09
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s Common Stock outstanding as of August 5, 2016 was 48,812,778.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$192,554	$218,435
Short-term investments	44,245	64,685
Accounts receivable, net of allowances of $2,481 and $2,625 at June 30, 2016 and December 31, 2015, respectively	229,913	218,496
Inventories	209,875	202,832
Prepaid expenses and other	41,663	46,103
Total current assets	718,250	750,551
Property, plant and equipment, net	425,177	439,340
Deferred income tax, non-current	47,919	45,120
Goodwill	131,389	132,913
Intangible assets, net	185,503	196,409
Other	34,628	34,494
Total assets	$1,542,866	$1,598,827

Liabilities
Current liabilities:
Accounts payable	$93,279	$86,463
Accrued liabilities	76,533	77,801
Income tax payable	-	5,117
Current portion of long-term debt	10,290	10,282
Total current liabilities	180,102	179,663
Long-term debt, net of current portion	399,891	453,738
Deferred tax liabilities	32,207	32,276
Other long-term liabilities	90,810	90,153
Total liabilities	703,010	755,830

Commitments and contingencies (See Note 8)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 48,470,103 and 48,148,077, issued and outstanding at June 30, 2016 and December 31, 2015, respectively	32,626	32,404
Additional paid-in capital	349,363	344,086
Retained earnings	518,299	514,280
Treasury stock, at cost, 466,010 shares held at June 30, 2016 and December 31, 2015	(11,009)	(11,009)
Accumulated other comprehensive loss	(97,352)	(84,416)
Total stockholders' equity	791,927	795,345
Noncontrolling interest	47,929	47,652
Total equity	839,856	842,997
Total liabilities and stockholders' equity	$1,542,866	$1,598,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$236,645	$219,453	$459,383	$425,634
Cost of goods sold	161,828	150,016	320,346	292,284
Gross profit	74,817	69,437	139,037	133,350

Operating expenses
Selling, general and administrative	41,390	31,882	80,844	63,613
Research and development	17,010	13,590	35,159	26,899
Amortization of acquisition related intangible assets	5,131	1,880	10,262	3,802
Other operating expenses	9	87	40	135
Total operating expenses	63,540	47,439	126,305	94,449

Income from operations	11,277	21,998	12,732	38,901

Other income (expense)
Interest income	298	244	754	542
Interest expense	(3,684)	(757)	(6,196)	(1,821)
Loss on securities carried at fair value	-	(125)	-	(54)
Other income (expense)	901	(103)	(535)	(348)
Total other income (expense)	(2,485)	(741)	(5,977)	(1,681)

Income before income taxes and noncontrolling interest	8,792	21,257	6,755	37,220
Income tax provision	2,396	5,399	1,844	9,586
Net income	6,396	15,858	4,911	27,634
Less net income attributable to noncontrolling interest	(644)	(780)	(892)	(1,424)
Net income attributable to common stockholders	$5,752	$15,078	$4,019	$26,210

Earnings per share attributable to common stockholders:
Basic	$0.12	$0.31	$0.08	$0.55
Diluted	$0.12	$0.31	$0.08	$0.53
Number of shares used in earnings per share computation:
Basic	48,383	48,076	48,336	47,872
Diluted	49,500	49,250	49,380	49,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$6,396	$15,858	$4,911	$27,634
Foreign currency translation adjustment	(10,673)	4,909	(7,792)	(1,251)
Unrealized (loss) gain on defined benefit plan, net of tax	(5,087)	4,448	(5,161)	2,635
Unrealized foreign currency gain (loss), net of tax	20	397	17	(101)
Comprehensive (loss) income	(9,344)	25,612	(8,025)	28,917
Less: Comprehensive income attributable to noncontrolling interest	(644)	(780)	(892)	(1,424)
Total comprehensive income (loss) attributable to common stockholders	$(9,988)	$24,832	$(8,917)	$27,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities	$41,860	$52,951

Cash flows from investing activities
Decrease (increase) in restricted cash	36	(2,611)
Purchases of property, plant and equipment	(29,072)	(46,877)
Proceeds from sales of property, plant, and equipment	19	19
Purchase of equity securities	(49)	(3,241)
Purchases of short-term investments	(13,238)	(35,095)
Proceeds from maturity of short-term investments	32,771	21,135
Other	(634)	(94)
Net cash and cash equivalents used in investing activities	(10,167)	(66,764)

Cash flows from financing activities
Advances on lines of credit and short-term debt	-	1,449
Taxes paid related to net share settlement	(2,494)	-
Repayments on lines of credit and short-term debt	-	(1,550)
Debt issuance costs	(307)	-
Proceeds from long-term debt	1,500	-
Repayments of long-term debt	(55,641)	(41,145)
Net proceeds from issuance of common stock	-	8,274
Repayment of capital lease obligation and other	(257)	(139)
Net cash and cash equivalents used in financing activities	(57,199)	(33,111)

Effect of exchange rate changes on cash and cash equivalents	(375)	(1,484)
Decrease in cash and cash equivalents	(25,881)	(48,408)
Cash and cash equivalents, beginning of period	218,435	243,000
Cash and cash equivalents, end of period	$192,554	$194,592

Supplemental disclosure
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$(1,925)	$(18,963)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements

Nature of Operations

Diodes Incorporated, together with its subsidiaries (collectively, the “Company,” “we” or “our”), (Nasdaq: DIOD), is a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. We serve the consumer electronics, computing, communications, industrial, and automotive markets. Our products include diodes, rectifiers, transistors, MOSFETs, protection devices, function-specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Our corporate headquarters and Americas’ sales office are located in Plano, Texas and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei; Taoyuan City and Zhubei City, Taiwan; Manchester, England; and Neuhaus, Germany. Our wafer fabrication facilities are located in Kansas City, Missouri and Manchester, with an additional facility located in Shanghai, China. We have assembly and test facilities located in Shanghai, Jinan, Chengdu, and Yangzhou, China, as well as in Hong Kong, Neuhaus and Taipei. Additional engineering, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Manchester; Shanghai; Shenzhen, China; Seongnam-si, South Korea; and Munich, Germany, with support offices throughout the world.

Basis of Presentation

The condensed consolidated financial data at December 31, 2015 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2016.

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

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) are calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS are calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. A total of 1.9 million and 1.0 million options and stock awards outstanding during the three month ended June 30, 2016 and 2015, respectively, and 1.9 million and 1.0 million options and stock awards during six months ended June 30, 2016 and 2015, respectively, were excluded from the calculation because the effect was anti-dilutive.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS for the three months and six ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Earnings (numerator)
Net income attributable to common stockholders	$5,752	$15,078	$4,019	$26,210

Shares (denominator)
Weighted average common shares outstanding (basic)	48,383	48,076	48,336	47,872
Dilutive effect of stock options and stock awards outstanding	1,117	1,174	1,044	1,219
Adjusted weighted average common shares outstanding (diluted)	49,500	49,250	49,380	49,091

Earnings per share attributable to common stockholders
Basic	$0.12	$0.31	$0.08	$0.55
Diluted	$0.12	$0.31	$0.08	$0.53

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or market value:

	June 30, 2016	December 31, 2015
Raw materials	$87,588	$86,103
Work-in-progress	42,922	46,061
Finished goods	79,365	70,668
Total	$209,875	$202,832

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2015	$132,913
Pericom measurement period adjustments (See Note 11)	2,046
Foreign currency translation adjustment	(3,570)
Balance at June 30, 2016	$131,389

The table below sets forth the value of intangible assets, other than goodwill:

	June 30,	December 31,
	2016	2015
Intangible assets subject to amortization:
Gross carrying amount	$232,047	$232,047
Accumulated amortization	(59,030)	(48,828)
Foreign currency translation adjustment	(8,194)	(7,725)
Total	164,823	175,494
Intangible assets with indefinite lives:
Gross carrying amount	21,703	21,703
Foreign currency translation adjustment	(1,023)	(788)
Total	20,680	20,915
Total intangible assets, net	$185,503	$196,409

Amortization expense related to intangible assets subject to amortization was approximately $5.2 million and $10.3 million for the three and six months ended June 30, 2016, respectively. Amortization expense related to intangible assets subject to amortization was approximately $1.9 million and $3.8 million for the three and six months ended June 30, 2015, respectively.

NOTE 5 – Income Tax Provision

              Income tax expense for the three and six months ended June 30, 2016 was $2.4 million and $1.8 million, respectively.  Income tax expense for the three and six months ended June 30, 2015 was $5.4 million and $9.6 million, respectively, resulting in an effective income tax rate of 27.3% for the six months ended June 30, 2016, compared to 25.8% for the same period last year. The effective tax rate for the six months ended June 30, 2016 includes an immaterial benefit for various discrete items.  The Company’s effective tax rates for the three months ended June 30, 2016 and 2015 were lower than the U.S. statutory rate of 35%, principally from the impact of income from lower-taxed jurisdictions.

For the six months ended June 30, 2016, the Company reported domestic and foreign pre-tax (loss)/income of approximately $(4.6) million and $11.4 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to US tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.

The impact of tax holidays decreased our tax expense by approximately $2.1 million for the six months ended June 30, 2016 and $2.0 million for the six months ended June 30, 2015. The benefit of the tax holidays on both basic and diluted earnings per share for both the six months ended June 30, 2016 and 2015 was approximately $0.04.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007, or for the 2010 tax year.  The Company is no longer subject to China income tax examinations by tax authorities for tax years before 2005. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of June 30, 2016, the gross amount of unrecognized tax benefits was approximately $27.8 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of goods sold	$236	$122	$437	$245
Selling, general and administrative	3,632	3,389	7,336	6,594
Research and development	693	364	1,307	716
Total share-based compensation expense	$4,561	$3,875	$9,080	$7,555

The table below sets forth share-based compensation expense by type for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options	$420	$693	$908	$1,483
Share grants	4,141	3,182	8,172	6,072
Total share-based compensation expense	$4,561	$3,875	$9,080	$7,555

Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire eight years after the grant date.  Stock option expense was estimated on the date of grant using the Black-Scholes-Merton option pricing model.

There were no cash proceeds received from stock option exercises during the six months ended June 30, 2016.

The table below sets forth a summary of stock option activity for the six months ended June 30, 2016:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	2,063	$23.03	3.9	$4,111
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(209)	22.39	-	-
Outstanding at June 30, 2016	1,854	$23.10	3.8	$1,015
Exercisable at June 30, 2016	1,776	$22.86	3.7	$1,014

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price.

As of June 30, 2016, total unrecognized share-based compensation expense related to unvested stock options, net of estimated forfeitures, was approximately $1.8 million, before income taxes, and is expected to be recognized over a weighted average period of approximately one year.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

The table below sets forth a summary of restricted stock awards and restricted stock units for the six months ended June 30, 2016:

Share Grants	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2016	2,679	$23.51	$61,247
Granted	260	19.31	-
Vested	(438)	17.66	8,869
Forfeited	(46)	20.19	-
Non-vested at June 30, 2016	2,455	$21.48	$46,128

As of June 30, 2016, total unrecognized share-based compensation expense related to non-vested restricted stock awards and restricted stock units, net of estimated forfeitures, was approximately $41.0 million, before income taxes, and is expected to be recognized over a weighted average period of approximately three years.

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

The tables below set forth net sales based on the location of subsidiaries producing the net sales:

Three Months Ended
June 30, 2016	Asia	North America	Europe	Consolidated
Total sales	$222,055	$29,251	$42,771	$294,077
Intercompany elimination	(37,190)	(4,630)	(15,612)	(57,432)
Net sales	$184,865	$24,621	$27,159	$236,645

Three Months Ended
June 30, 2015	Asia	North America	Europe	Consolidated
Total sales	$202,731	$39,921	$45,115	$287,767
Intercompany elimination	(30,718)	(17,402)	(20,194)	(68,314)
Net sales	$172,013	$22,519	$24,921	$219,453

As of and for the Six Months Ended
June 30, 2016	Asia	North America	Europe	Consolidated
Total sales	$431,805	$61,109	$83,050	$575,964
Intercompany elimination	(70,040)	(15,664)	(30,877)	(116,581)
Net sales	$361,765	$45,445	$52,173	$459,383

Property, plant and equipment, net	$350,143	$58,723	$16,311	$425,177
Total assets	$951,290	$417,922	$173,654	$1,542,866

As of and for the Six Months Ended
June 30, 2015	Asia	North America	Europe	Consolidated
Total sales	$394,019	$79,162	$88,236	$561,417
Intercompany elimination	(61,557)	(34,042)	(40,184)	(135,783)
Net sales	$332,462	$45,120	$48,052	$425,634

Property, plant and equipment, net	$295,555	$25,600	$20,383	$341,538
Total assets	$894,645	$131,885	$178,654	$1,205,184

Geographic Information

The tables below set forth the amount of net sales that were derived from (shipped to) customers located in the following countries:

	Net Sales for the
	Three Months Ended		Percentage of
	June 30,		Net Sales
	2016	2015	2016	2015
China	$134,063	$130,216	57%	59%
United States	21,552	21,200	9%	10%
Korea	13,658	17,981	6%	8%
Germany	18,320	16,205	8%	7%
Singapore	11,081	13,515	5%	6%
Taiwan	18,103	7,127	8%	3%
All others (1)	19,868	13,209	7%	7%
Total	$236,645	$219,453	100%	100%

	Net Sales for the
	Six Months Ended		Percentage of
	June 30,		Net Sales
	2016	2015	2016	2015
China	$262,945	$251,983	57%	59%
United States	40,658	41,626	9%	10%
Korea	27,459	35,247	6%	8%
Germany	33,226	31,536	7%	7%
Singapore	23,160	27,690	5%	7%
Taiwan	31,989	11,411	7%	3%
All others (1)	39,946	26,141	9%	6%
Total	$459,383	$425,634	100%	100%
(1)	Represents countries with less than 3% of the total net sales each.

NOTE 8 – Commitments and Contingencies

Purchase commitments – As of June 30, 2016, we had approximately $12.6 million in non-cancelable purchase contracts related to capital expenditures, primarily related to Asia manufacturing facilities.

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

On February 20, 2014, a purported stockholder derivative action was filed in the United States District Court for the Eastern District of Texas, entitled Persson v. Keh-Shew Lu, Case No. 4:14-cv-00108-RC-ALM (E.D. Tex. filed Feb. 20, 2014), on behalf of the Company against its directors. The complaint did not seek any damages or other relief from the Company. On June 13, 2016, the case was dismissed voluntarily without prejudice.

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

For the three months ended June 30, 2016 and 2015 net periodic benefit costs associated with the defined benefit plan were less than $0.4 million for both periods.  For the six months ended June 30, 2016 and 2015, net periodic benefit costs associated with the defined benefit plan were $0.1 million and $0.6 million, respectively.

The tables below set forth the benefit obligation, the fair value of plan assets, and the funded status of our plan:

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2015	$145,019
Service cost	143
Interest cost	2,747
Actuarial gain	20,768
Benefits paid	(3,057)
Currency changes	(15,708)
Benefit obligation at June 30, 2016	$149,912

Change in plan assets:
Fair value of plan assets at December 31, 2015	$116,385
Actual return on plan assets	18,359
Employer contribution	287
Benefits paid	(3,057)
Currency changes	(12,543)
Fair value of plan assets at June 30, 2016	$119,431
Underfunded status at June 30, 2016	$30,481

Based on an actuarial study performed as of June 30, 2016, the plan is underfunded and a liability is reflected in our consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of June 30, 2016 was 3%.

The following weighted-average assumptions were used to determine net periodic benefit costs for the three months ended June 30, 2016:

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

Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At June 30, 2016, these investments totaled approximately $5.8 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE 10 – Related Parties

We conduct business with two related party companies, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 17% of our outstanding Common Stock as of June 30, 2016, and is a member of the Lite-On Group of companies. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite- On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. L.P. Hsu, a member of our Board of Directors serves as a consultant to LTC, and is a supervisor of the board of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.  We sell semiconductor products to LSC and purchase semiconductor products from LSC for subsequent sale, making LSC one of our largest suppliers.  We purchase wafers from Nuvoton that we use in the production of finished goods.

We also conduct business with two significant companies, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”), and Chengdu Ya Guang Electronic Company Limited (“Ya Guang”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities. In addition, Ya Guang is our 5% joint venture partner in our two Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang. We sell semiconductor products to Keylink and purchase semiconductor products from Keylink for subsequent sale. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink.  We also pay a fee to Keylink for consulting services.  The aggregate amounts for these services for the three months ended June 30, 2016 and 2015 were approximately $4.3 million and $4.8 million, respectively.   The aggregate amounts for these services for the six months ended June 30, 2016 and 2015 were approximately $8.4 million and $9.2 million, respectively

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth sales to, and purchases from, LSC, Nuvoton and Keylink:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
LSC
Net sales	$157	$82	$277	$387
Purchases	$6,717	$6,944	$11,927	$13,667

Nuvoton
Purchases	$2,675	$3,311	$5,622	$6,745

Keylink
Net sales	$2,246	$2,312	$4,157	$4,677
Purchases	$1,575	$2,165	$2,835	$3,681

The table below sets forth accounts receivable from, and accounts payable to, LSC, Nuvoton and Keylink:

	June 30,	December 31,
	2016	2015
Accounts receivable
LSC	$135	$55
Keylink	6,620	4,112
	$6,755	$4,167
Accounts payable
LSC	$5,093	$2,845
Nuvoton	1,342	1,477
Keylink	5,546	5,147
	$11,981	$9,469

NOTE 11 – Pericom Semiconductor Corporation Acquisition

During the fourth quarter of 2015, we completed the acquisition of Pericom Semiconductor Corporation (“Pericom”).  The effect of the Pericom acquisition is reflected in our audited consolidated financial statements included in our Form 10-K filed with the SEC on March 11, 2016.

During 2016 we have continued to finalize our purchase price allocation during the measurement period and obtained new information related to the assets acquired and liabilities assumed of Pericom. The facts and circumstances existed at the date of acquisition and, if known, would have affected the measurement of the amounts recognized at that date. In accordance with ASC 805, Business Combinations, measurement period adjustments are not included in current earnings, but recognized as of the date of the acquisition with a corresponding adjustment to goodwill resulting from the change in preliminary amounts. As a result, we adjusted the preliminary estimated fair value estimates initially recorded at the acquisition date to reflect these measurement period adjustments. While significant progress was made during the first six months of 2016, the estimated fair values are preliminary and subject to change.  The size and breadth of the Pericom acquisition may necessitate the use of the one year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date including the estimated fair values of (i) fixed assets and inventories, (ii) intangible assets such as trademarks and in process research and development and developed technology and (iii) other assets and liabilities. The final estimates of fair value and related valuation work may also result in changes to amortization periods assigned to the assets. Any potential adjustments made could be material in relation to the preliminary values. A final determination of the estimated fair values of the assets acquired and liabilities assumed has not been completed and the following table is considered preliminary. These measurement period adjustments recorded in the first six months of 2016 had no impact on our condensed consolidated statement of operations.

The table below sets forth the original preliminary fair values determined under the acquisition method as of November 24, 2015, the measurement period adjustments for the six months ended June 30, 2016 and the revised preliminary fair values as of November 24, 2015.

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

The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2015 has been prepared as if the acquisition of Pericom had occurred at January 1, 2015.

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Net revenues	$250,017	$487,955
Net income attributable to common stockholders	$12,674	$20,463
Earnings per share - Basic	$0.26	$0.42
Earnings per share - Diluted	$0.25	$0.41

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. The unaudited pro forma consolidated results for the three and six months June 30, 2015, exclude $13.9 million of acquisition related costs and $8.0 million of costs from Diodes restricted stock grants and change-in-control agreements for Pericom employees, and include additional $6.1 million of inventory fair value adjustments, additional amortization and depreciation of $3.3 million and $6.6 million, respectively, additional interest expense of $3.4 million and $5.2 million, respectively, and income tax benefit of $2.7 million and $4.0 million, respectively. These unaudited pro forma consolidated results of operations were derived, in part, from the historical consolidated financial statements of Pericom and other available information and assumptions believed to be reasonable under the circumstances.

NOTE 12 – Subsequent Event

We currently have a U.S. banking credit facility pursuant to a Credit Agreement (the “Credit Agreement”) dated as of January 8, 2013, as amended, under which we may draw up to $500 million with the availability of borrowing an additional $200 million, upon lender approval.  Capitalized terms used in this note without definition have the meanings given in the Credit Agreement.

On July 18, 2016, the Company, Diodes International B.V. (the “Foreign Borrower” and, collectively with the Company, the “Borrowers”), and certain subsidiaries of the Company, including Diodes Holding B.V. (“DHBV”), as guarantors, entered into an amendment (the “Amendment”) to the Credit Agreement.  Pursuant to the Amendment, DHBV became a Loan Party, and has pledged its assets to secure the Foreign Obligations under the Credit Agreement.  The Company has, pursuant to the Credit Agreement, pledged the Equity Interests in DHBV to secure the Obligations (as to 65% of such Equity Interests) and the Foreign Obligations (as to the remaining 35% of such Equity Interests) under the Credit Agreement.

The Amendment allows transfer of interests in the Foreign Borrower, in certain of the Foreign Subsidiaries, and in certain other Subsidiaries of the Company to DHBV in addition to certain other corporate organizational changes and restructuring transactions.  The amendment subjects DHBV to a covenant limiting its activities to those of a holding company.

The changes consented to in the Amendment will result in the following: (a) the Company, Diodes Investment Company and Pericom together owning 100% of the Equity Interests in DHBV; (b) DHBV owning 100% of the Equity Interests of the Foreign Borrower and of Diodes Holdings UK Limited (“DHUK”); and (c) the Foreign Borrower owning 100% of the Equity Interests of Pericom Asia Limited and of PSE Technology Corporation.

As amended by the Amendment, the Borrowers under the Credit Agreement continue to be the Company and the Foreign Borrower; Diodes Investment Company, Diodes FabTech Inc. and Pericom continue to be Global Guarantors; and DHBV, DHUK, and Diodes Zetex Limited are Foreign Guarantors.

The Amendment also consents to Investment by the Foreign Borrower in the form of a one-time $9.0 million interest-bearing loan made by it to Diodes Hong Kong Holding Company Limited, and Investment by the Company in the form of a one-time $3.0 million interest bearing loan made by it to TF Semiconductor Solutions, Inc., an affiliate of the Company.

The foregoing summary does not purport to be a complete summary of the Amendment and is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2016.  The other material terms of the Credit Agreement remain unchanged and are described in the Current Reports on Form 8-K filed with the SEC on January 11, 2013, June 24, 2015 and September 3, 2015.

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

Factors Relevant to Our Results of Operations for the Three Months Ended June 30, 2016

●	We continue to experience pressure from customers to reduce the selling price for our products;

●	We continued to experience weaker demand in the consumer markets along with weak domestic demand in China, when compared to the second quarter of 2015;

●	The second quarter of 2016 included a full quarter of Pericom Semiconductor Corporation (“Pericom”);

●	We have higher borrowing levels in 2016 compared to 2015, leading to higher interest expense, than in previous periods reflecting the debt incurred to acquire Pericom in the fourth quarter of 2015;

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

Results of Operations for the Three Months Ended June 30, 2016 and 2015

The following table sets forth the percentage that certain items in the statements of operations bear to net sales.

	Percent of Net Sales
	Three Months Ended June 30,
	2016	2015
Net sales	100%	100%
Cost of goods sold	(68)	(68)
Gross profit	32	32
Total operating expenses	27	22
Income from operations	5	10
Total other expense	(1)	-
Income before income taxes and noncontrolling interest	4	10
Income tax provision	(1)	(2)
Net income	3	8
Net income attributable to common stockholders	3	8

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2016	2015	Increase/ (Decrease)	% Change
Net sales	$236,645	$219,453	$17,192	7.8%
Cost of goods sold	161,828	150,016	11,812	7.9%
Gross profit	74,817	69,437	5,380	7.7%
Total operating expenses	63,540	47,439	16,101	33.9%
Interest income	298	244	54	22.1%
Interest expense	(3,684)	(757)	2,927	386.7%
Loss on securities carried at fair value	-	(125)	125	(100.0%)
Other income (expense)	901	(103)	1,004	974.8%
Total other expense	(2,485)	(741)	1,744	235.4%
Income tax provision	2,396	5,399	(3,003)	(55.6%)

Net sales increased approximately $17.2 million for the three months ended June 30, 2016, compared to the same period last year. The 7.8% increase in net sales includes approximately $32.1 million from Pericom in the second quarter of 2016.  The decrease in sales excluding Pericom reflects weaker demand in the consumer market along with weak domestic demand in China.

Cost of goods sold increased approximately $11.8 million for the three months ended June 30, 2016, compared to the same period last year. As a percent of sales, cost of goods sold was constant at 68% for the three months ended June 30, 2016 and the same period last year. Cost of goods sold related to Pericom for the second quarter of 2016 was approximately $17.2 million.  Excluding Pericom, average unit cost increased 6.1% for the three months ended June 30, 2016, compared to the same period last year. Including Pericom, average unit cost increased 16.4% for the three months ended June 30, 2016, compared to the same period last year. For the three months ended June 30, 2016, gross profit increased approximately 7.7% when compared to the same period last year. Gross profit margin for both of the three month periods ended June 30, 2016 and 2015 was 31.6%.

Operating expenses for the three months ended June 30, 2016 increased approximately $16.1 million, or 33.9%, compared to the same period last year.  The increase in operating expense reflects approximately $15.1 million of operating expenses from Pericom. Selling, general and administrative expenses (“SG&A”) increased approximately $9.5 million due primarily to $6.8 million of Pericom SG&A recognized in the second quarter of 2016.   Research and development expenses (“R&D”) increased approximately $3.4 million due to Pericom R&D expense of $5.0 million recognized in the second quarter of 2016.  Amortization of acquisition related intangibles increased approximately $3.3 million reflecting the amortization of the intangible assets acquired in the Pericom acquisition. SG&A, as a percentage of sales, was 17.5% and 14.5% for the three months ended June 30, 2016 and 2015, respectively. R&D, as a percentage of sales, was 7.2% and 6.2% for the three months ended June 30, 2016 and 2015, respectively.

Interest income increased for the three months ended June 30, 2016 due to a higher amount of invested funds, reflecting the investments acquired in the Pericom acquisition.  The increase in interest expense for the three months ended June 30, 2016 is due to higher levels of borrowing to effect the Pericom acquisition. During the second quarter of 2015, we recognized a gain on the sale of marketable securities that was not repeated in 2016. Other expense for the three months ended June 30, 2016 reflects approximately $0.7 million of foreign currency gains.

We recognized an income tax expense of approximately $2.4 million for the three months ended June 30, 2016 and income tax expense of approximately $5.4 million for the three months ended June 30, 2015. The decrease in income taxes for 2016 compared to 2015 is a result of a decrease in pre-tax book income.  Our effective tax rates for the three months ended June 30, 2016 and 2015, excluding immaterial discrete items, were lower than the U.S. statutory tax rate of 35%, principally as a result of income in lower-taxed jurisdictions.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

The following table sets forth the percentage that certain items in the statements of operations bear to net sales.

	Percent of Net Sales
	Six Months Ended June 30,
	2016	2015
Net sales	100%	100%
Cost of goods sold	70	69
Gross profit	30	31
Total operating expenses	(27)	(22)
Income from operations	3	9
Total other expense	(2)	-
Income before income taxes and noncontrolling interest	1	9
Income tax provision	-	(3)
Net income	1	6
Net income attributable to common stockholders	1	6

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	2016	2015	Increase/ (Decrease)	% Change
Net sales	$459,383	$425,634	$33,749	7.9%
Cost of goods sold	320,346	292,284	28,062	9.6%
Gross profit	139,037	133,350	5,687	4.3%
Total operating expenses	126,305	94,449	31,856	33.7%
Interest income	754	542	212	39.1%
Interest expense	(6,196)	(1,821)	4,375	240.3%
Loss on securities carried at fair value	-	(54)	(54)	100.0%
Other income (expense)	(535)	(348)	187	53.7%
Total other income (expense)	(5,977)	(1,681)	4,296	255.6%
Income tax provision	1,844	9,586	(7,742)	(80.8%)

Net sales increased approximately $33.7 million for the six months ended June 30, 2016, compared to the same period last year. The 7.9% increase in net sales includes approximately $63.8 million from Pericom recognized in 2016.  The decrease in sales excluding Pericom reflects weaker demand in the consumer market along with weak domestic demand in China.

Cost of goods sold increased approximately $28.1 million for the six months ended June 30, 2016, compared to the same period last year. As a percent of sales, cost of goods sold was 69.7% and 68.7% for the six months ended June 30, 2016 and 2015, respectively. Cost of goods sold related to Pericom for the six months ended June 30, 2016 was approximately $36.5 million.  Excluding Pericom, average unit cost increased 8.1% for the six months ended June 30, 2016, compared to the same period last year. Including Pericom, average unit cost increased 19.7% for the six months ended June 30, 2016, compared to the same period last year. For the six months ended June 30, 2016, gross profit increased approximately 4.3% when compared to the same period last year. Gross profit margin for the six month periods ended June 30, 2016 and 2015 was 30.3% and 31.3%, respectively.

Operating expenses for the six months ended June 30, 2016 increased approximately $31.9 million, or 33.7%, compared to the same period last year.  The increase in operating expense reflects approximately $30.1 million of operating expenses from Pericom.  SG&A increased approximately $17.2 million due primarily to $13.9 million of Pericom SG&A recognized in 2016.   R&D increased approximately $8.3 million due to Pericom R&D expense of $9.5 million recognized in 2016.  Amortization of acquisition- related intangibles increased approximately $6.5 million reflecting the amortization of the intangible assets acquired in the Pericom acquisition. SG&A, as a percentage of sales, was 17.6% and 14.9% for the six months ended June 30, 2016 and 2015, respectively. R&D, as a percentage of sales, was 7.7% and 6.3% for the six months ended June 30, 2016 and 2015, respectively.

Interest income increased for the six months ended June 30, 2016 due to a higher amount of invested funds, reflecting the investments acquired in the Pericom acquisition.  The increase in interest expense for the six months ended June 30, 2016 is due to higher levels of borrowing to effect the Pericom acquisition. During 2015, we recognized a gain on the sale of marketable securities that was not repeated in 2016.

We recognized an income tax expense of approximately $1.8 million for the six months ended June 30, 2016 and income tax expense of approximately $9.6 million for the six months ended June 30, 2015. The decrease in income taxes for 2016 compared to 2015 is a result of a decrease in pre-tax book income.  Our effective tax rates for the three months ended June 30, 2016 and 2015, excluding immaterial discrete items, were lower than the U.S. statutory tax rate of 35%, principally as a result of income in lower-taxed jurisdictions.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. banking credit facility under which we may draw up to $500 million with the availability of borrowing an additional $200 million, upon lender approval.  The U.S. banking credit facility contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends).  At June 30, 2016, we had $410.5 million drawn under the U.S. banking facility. In addition, we have short-term foreign credit facilities with borrowing capacities of approximately $70.8 million and with $1.1 million used for import and export guarantees. At June 30, 2016, we also have foreign long-term debt of approximately $1.6 million.  Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At June 30, 2016 and December 31, 2015, our working capital was $538.1 million and $570.9 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

In July 2016, we amended our U.S. banking facility.  For a description of the amendment, see Note 12- “Subsequent Events” in the Notes to Condensed Consolidated Financial Statements.

Capital expenditures for the six months ended June 30, 2016 and 2015 were $31.0 million and $65.8 million, respectively. For the first six months of 2016 capital expenditures were approximately 6.7% of our net sales, which is in line with our capital spending target range of 5% to 9% of net sales.

We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.  As of June 30, 2016, our foreign subsidiaries held approximately $224.8 million of cash, cash equivalents and investments of which approximately $150.6 million would be subject to a potential tax if repatriated to the U.S. as dividends.

As of June 30, 2016, we had short-term investments totaling $44.2 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit all earned and future interest income.

Share Repurchase Program

During 2015, our Board of Directors (“Board”) approved a stock repurchase program.  The Board authorized the repurchase of up to an aggregate of $100.0 million of our outstanding common stock, $0.66 2/3 par value per share.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board.  Currently there is approximately $89.0 million available for repurchase of outstanding common stock under this publically announced repurchase program.  No shares were repurchased during the six months ended June 30, 2016.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facility. Our primary cash and cash equivalents decreased from $218.4 million at December 31, 2015 to $192.6 million at June 30, 2016.  The primary driver for the decrease in cash and cash equivalents is the accelerated repayment of the debt incurred when the Company acquired Pericom in the fourth quarter of 2015.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2016	2015	Change
Cash flows from operating activities	$41,860	$52,951	$(11,091)
Net cash and cash equivalents used in investing activities	(10,167)	(66,764)	56,597
Net cash and cash equivalents used in financing activities	(57,199)	(33,111)	(24,088)
Effect of exchange rate changes on cash and cash equivalents	(375)	(1,484)	1,109
Net decrease in cash and cash equivalents	$(25,881)	$(48,408)	$22,527

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 was $41.9 million.  Net cash flow provided by operating activities resulted from net income of $4.9 million, depreciation and amortization of $50.2 million and share-based compensation of $9.1 million.  These cash and cash equivalents provided by operations were partially offset by a decrease in working capital assets of $22.5 million.   Net cash provided by operating activities was $53.0 million for the same period last year, resulting primarily from $27.6 million in net income, $41.2 million in depreciation and amortization, $7.6 million of non-cash share-based compensation expense and an increase in accounts payable, partially offset by an increase in inventories, prepaid expenses, accrued liabilities and other.

Investing Activities

Net cash used in investing activities was $10.2 million for the six months ended June 30, 2016, compared to net cash used in investing activities of $66.8 million for the same period last year. Net cash used in investing activities was primarily due to the purchase of property, plant and equipment of $29.1 million partially offset by net funds received from the sale and purchase of short-term investments of $19.5 million.

Financing Activities

Net cash used in financing activities was $57.2 million for the six months ended June 30, 2016, compared to net cash used in financing activities of $48.4 million in the same period last year. Net cash used in 2016 consisted primarily of repayments on lines of credit and long-term debt. Net cash used in 2015 consisted primarily of repayments on lines of credit and long-term debt, partially offset by advances on lines of credit and proceeds from issuance of common stock.

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

Risk Factors

Risk Relating to the Referendum of the United Kingdom’s Membership of the European Union

The announcement of the Referendum of the United Kingdom’s (the “U.K.”) Membership of the European Union (the “E.U.”) (“Brexit”), advising for the exit of the U.K. from the E.U., could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of our management, carried out an evaluation, as of June 30, 2016, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Previously Reported Material Weakness; Remediation

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

We have taken the following steps to improve our internal control over financial reporting related to equity awards and change-in-control agreements in a business combination:

•	prepared a work flow document detailing the policies and procedures (and related controls) for future acquisitions;

•	committed to hiring external resources at an early stage to prepare and analyze non-routine or complex transactions;

•	planned for close oversight and supervision of, and communication with, those external resources; and

•	committed to complete and substantive documentation around the review processes in acquisitions for equity awards and change-in-control agreements.

The above changes to remediate the previously reported material weakness over our internal control over financial reporting were implemented during the first quarter of 2016.

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended June 30, 2016, which has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk Relating to the Referendum of the United Kingdom’s Membership of the European Union

The announcement of the Referendum of the United Kingdom’s (the “U.K.”) Membership of the European Union (the “E.U.”) (“Brexit”), advising for the exit of the U.K. from the E.U., could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. The Referendum is non-binding; however if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our results of operations, in a number of ways, including:

•

Our international sales are denominated in both the U.S. dollar and currencies other than U.S. dollars. A fluctuation of currency exchanges rates may expose us to gains and losses on non U.S. currency transactions and a potential devaluation of the local currencies of our customers relative to the U.S. dollar may impair the purchasing power of our customer and could cause customers to decrease or cancel orders or default on payment; and

•

We translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

The announcement of Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.

Any of these effects of Brexit, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

Except as otherwise described here, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 11, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the period covered by this report. Currently there is approximately $89 million available for repurchase of outstanding common stock under a publically announced repurchase program.  No shares were repurchased during the second quarter of 2016.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-Q	May 10, 2013	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Property Lease Agreement, dated July 2016, between Zetex (Chengdu) Electronics Ltd. and Chengdu Yaguang Electronic Co., Ltd.				X
99.2	Property Lease Safety Agreement, dated July 2016, between Zetex (Chengdu) Electronics Ltd. and Chengdu Yaguang Electronic Co., Ltd.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
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

DIODES INCORPORATED
(Registrant)

August 9, 2016	By: /s/ Keh-Shew Lu
Date	KEH SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2016	By: /s/ Richard D. White
Date	RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial Officer)

August 9, 2016	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE Corporate Controller
(Principal Accounting Officer)