Form 10-Q
period 2016-09-30
DIODES INC /DEL/
filed 2016-11-09
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s Common Stock outstanding as of November 4, 2016 was 48,902,131.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$220,526	$218,435
Short-term investments	34,766	64,685
Accounts receivable, net of allowances of $2,670 and $2,625 at September 30, 2016 and December 31, 2015, respectively	239,278	218,496
Inventories	204,251	202,832
Prepaid expenses and other	40,691	46,103
Total current assets	739,512	750,551
Property, plant and equipment, net	415,618	439,340
Deferred income tax	50,702	45,120
Goodwill	131,661	132,913
Intangible assets, net	180,232	196,409
Other	34,715	34,494
Total assets	$1,552,440	$1,598,827

Liabilities
Current liabilities:
Accounts payable	$90,548	$86,463
Accrued liabilities	71,758	77,801
Income tax payable	-	5,117
Current portion of long-term debt	10,300	10,282
Total current liabilities	172,606	179,663
Long-term debt, net of current portion	407,052	453,738
Deferred tax liabilities	32,219	32,276
Other long-term liabilities	97,150	90,153
Total liabilities	709,027	755,830

Commitments and contingencies (See Note 8)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 48,816,264 and 48,148,077, issued and outstanding at September 30, 2016 and December 31, 2015, respectively	32,856	32,404
Additional paid-in capital	353,539	344,086
Retained earnings	528,947	514,280
Treasury stock, at cost, 466,010 shares held at September 30, 2016 and December 31, 2015	(11,009)	(11,009)
Accumulated other comprehensive loss	(105,735)	(84,416)
Total stockholders' equity	798,598	795,345
Noncontrolling interest	44,815	47,652
Total equity	843,413	842,997
Total liabilities and stockholders' equity	$1,552,440	$1,598,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$250,694	$208,888	$710,077	$634,522
Cost of goods sold	170,071	147,252	490,417	439,536
Gross profit	80,623	61,636	219,660	194,986

Operating expenses
Selling, general and administrative	38,321	34,669	119,165	98,282
Research and development	17,088	13,745	52,247	40,644
Amortization of acquisition related intangible assets	5,117	1,828	15,379	5,630
Other operating expenses	144	1,421	184	1,556
Total operating expenses	60,670	51,663	186,975	146,112

Income from operations	19,953	9,973	32,685	48,874

Other income (expense)
Interest income	321	153	1,075	695
Interest expense	(3,684)	(781)	(9,880)	(2,602)
Loss on securities carried at fair value	-	(91)	-	(145)
Other income (expense)	(959)	974	(1,494)	626
Total other income (expense)	(4,322)	255	(10,299)	(1,426)

Income before income taxes and noncontrolling interest	15,631	10,228	22,386	47,448
Income tax provision	4,097	6,593	5,941	16,179
Net income	11,534	3,635	16,445	31,269
Less net income attributable to noncontrolling interest	(886)	(798)	(1,778)	(2,222)
Net income attributable to common stockholders	$10,648	$2,837	$14,667	$29,047

Earnings per share attributable to common stockholders:
Basic	$0.22	$0.06	$0.30	$0.60
Diluted	$0.21	$0.06	$0.30	$0.59
Number of shares used in earnings per share computation:
Basic	48,814	48,586	48,496	48,114
Diluted	49,922	49,564	49,565	49,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$11,534	$3,635	$16,445	$31,269
Foreign currency translation adjustment	1,546	(11,954)	(6,246)	(13,205)
Unrealized (loss) gain on defined benefit plan, net of tax	(9,571)	1,852	(14,732)	4,487
Unrealized foreign currency loss, net of tax	(359)	(343)	(342)	(444)
Comprehensive income (loss)	3,150	(6,810)	(4,875)	22,107
Less: Comprehensive income attributable to noncontrolling interest	(886)	(798)	(1,778)	(2,222)
Total comprehensive income (loss) attributable to common stockholders	$2,264	$(7,608)	$(6,653)	$19,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities	$74,935	$98,453

Cash flows from investing activities
(Increase) decrease in restricted cash	(311)	527
Purchases of property, plant and equipment	(47,054)	(94,994)
Proceeds from sales of property, plant, and equipment	84	129
Purchase of equity securities	-	(4,553)
Proceeds from sales of equity securities	-	3,968
Purchases of short-term investments	(17,482)	(36,784)
Proceeds from maturity of short-term investments	46,352	23,156
Purchase of TF Semiconductor Solutions, net of cash acquired	-	(1,033)
Other	(1,400)	304
Net cash and cash equivalents used in investing activities	(19,811)	(109,280)

Cash flows from financing activities
Advances on lines of credit and short-term debt	9,000	1,713
Taxes paid related to net share settlement	(2,528)	-
Repayments on lines of credit and short-term debt	(9,000)	(2,512)
Debt issuance costs	(435)	(1,158)
Proceeds from long-term debt	23,500	-
Repayments of long-term debt	(70,714)	(47,216)
Net proceeds from issuance of common stock	5	9,906
Repayment of capital lease obligation and other	(4,116)	(178)
Net cash and cash equivalents used in financing activities	(54,288)	(39,445)

Effect of exchange rate changes on cash and cash equivalents	1,255	(3,973)
Increase (decrease) in cash and cash equivalents	2,091	(54,245)
Cash and cash equivalents, beginning of period	218,435	243,000
Cash and cash equivalents, end of period	$220,526	$188,755

Supplemental disclosure
Non-cash financing activities:
Property, plant and equipment purchased on accounts payable	$7,459	$(24,907)

Acquisition of TF Semiconductor Solutions:
Total assets acquired	$-	$8,697
Total liabilities assumed	$-	$86

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements

Nature of Operations

Diodes Incorporated, together with its subsidiaries (collectively, the “Company,” “we” or “our”), (Nasdaq: DIOD), is a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. We serve the consumer electronics, computing, communications, industrial, and automotive markets. Our products include diodes, rectifiers, transistors, MOSFETs, protection devices, function-specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Our corporate headquarters and Americas’ sales office are located in Plano, Texas and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei; Taoyuan City and Zhubei City, Taiwan; Manchester, England; and Neuhaus, Germany. Our wafer fabrication facilities are located in Kansas City, Missouri and Manchester, with an additional facility located in Shanghai, China. We have assembly and test facilities located in Shanghai, Jinan, Chengdu, and Yangzhou, China, as well as in Hong Kong, Neuhaus and Taipei. Additional engineering, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Manchester; Shanghai; Shenzhen, China; Seongnam-si, South Korea; and Munich, Germany, with support offices throughout the world. On November 24, 2015, we completed our acquisition of Pericom Semiconductor Corporation (“Pericom”).  Pericom is not included in the Company’s 2015 results presented in this Form 10-Q.

Basis of Presentation

The condensed consolidated financial data at December 31, 2015 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2016.

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

ASU No. 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory.  This standard requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amendments in this standard are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  The Company is evaluating the effect this new standard will have on its financial statements.

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) are calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS are calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. A total of 1.7 million and 2.0 million stock options and stock awards outstanding during the three months ended September 30, 2016 and 2015, respectively, and 1.9 million and 0.9 million stock options and stock awards during nine months ended September 30, 2016 and 2015, respectively, were excluded from the calculation because the effect was anti-dilutive.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Earnings (numerator)
Net income attributable to common stockholders	$10,648	$2,837	$14,667	$29,047

Shares (denominator)
Weighted average common shares outstanding (basic)	48,814	48,586	48,496	48,114
Dilutive effect of stock options and stock awards outstanding	1,108	978	1,069	1,237
Adjusted weighted average common shares outstanding (diluted)	49,922	49,564	49,565	49,351

Earnings per share attributable to common stockholders
Basic	$0.22	$0.06	$0.30	$0.60
Diluted	$0.21	$0.06	$0.30	$0.59

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or market value:

	September 30, 2016	December 31, 2015
Raw materials	$86,427	$86,103
Work-in-progress	45,323	46,061
Finished goods	72,501	70,668
Total	$204,251	$202,832

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2015	$132,913
Pericom measurement period adjustments (See Note 11)	2,741
Foreign currency translation adjustment	(3,993)
Balance at September 30, 2016	$131,661

The table below sets forth the value of intangible assets, other than goodwill:

	September 30,	December 31,
	2016	2015
Intangible assets subject to amortization:
Gross carrying amount	$232,047	$232,047
Reclassification from intangible assets with indefinite lives	700	-
Accumulated amortization	(64,146)	(48,828)
Foreign currency translation adjustment	(8,289)	(7,725)
Total	160,312	175,494
Intangible assets with indefinite lives:
Gross carrying amount	21,703	21,703
Reclassification to intangible assets subject to amortization	(700)	-
Foreign currency translation adjustment	(1,083)	(788)
Total	19,920	20,915
Total intangible assets, net	$180,232	$196,409

Amortization expense related to intangible assets subject to amortization was approximately $5.1 million and $15.4 million for the three and nine months ended September 30, 2016, respectively. Amortization expense related to intangible assets subject to amortization was approximately $1.8 million and $5.6 million for the three and nine months ended September 30, 2015, respectively.

NOTE 5 – Income Tax Provision

              Income tax expense for the three and nine months ended September 30, 2016 was $4.1 million and $5.9 million, respectively.  Income tax expense for the three and nine months ended September 30, 2015 was $6.6 million and $16.2 million, respectively, resulting in an effective income tax rate of 26.5% for the nine months ended September 30, 2016, compared to 34.1% for the same period last year. The decrease in the effective tax rate over these comparable nine month periods is primarily attributable to a significant change in the proportion of income generated in North America, Europe and Asia, and in both periods the effective tax rates were lower than the U.S. statutory rate of 35%, principally from the impact of income from lower-taxed jurisdictions.

For the nine months ended September 30, 2016, the Company reported domestic and foreign pre-tax (loss)/income of approximately $(25.5) million and $47.9 million, respectively. Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to US tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.

The impact of tax holidays decreased our tax expense by approximately $5.1 million for the nine months ended September 30, 2016 and $1.6 million for the nine months ended September 30, 2015. The benefit of the tax holidays on both basic and diluted earnings per share for both the nine months ended September 30, 2016 and 2015 was approximately $0.10 and $0.03, respectively. The increase in the impact of tax holidays over these comparable nine month periods is primarily attributable to an increase in income generated by Chinese subsidiaries that qualify for a reduced income tax rate.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007, or for the 2010 tax year.  The Company is no longer subject to China income tax examinations by tax authorities for tax years before 2005. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of September 30, 2016, the gross amount of unrecognized tax benefits was approximately $28.5 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of goods sold	$172	$99	$609	$345
Selling, general and administrative	2,901	3,713	10,237	10,307
Research and development	684	287	1,991	1,003
Total share-based compensation expense	$3,757	$4,099	$12,837	$11,655

The table below sets forth share-based compensation expense by type for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	$304	$517	$1,212	$1,999
Share grants	3,453	3,582	11,625	9,656
Total share-based compensation expense	$3,757	$4,099	$12,837	$11,655

Stock Options. Stock options generally vest in equal annual installments over a four-year period and expire eight years after the grant date.  Stock option expense was estimated on the date of grant using the Black-Scholes-Merton option pricing model.

There were no cash proceeds received from stock option exercises during the nine months ended September 30, 2016.

The table below sets forth a summary of stock option activity for the nine months ended September 30, 2016:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	2,063	$23.03	3.9	$4,111
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(210)	22.39	-	-
Outstanding at September 30, 2016	1,853	$23.10	3.6	$2,712
Exercisable at September 30, 2016	1,726	$22.86	3.5	$2,712

The aggregate intrinsic value in the table above is before applicable income taxes and represents the amount option holders would have received if all options had been exercised on the last business day of the period indicated, based on our closing stock price.

As of September 30, 2016, total unrecognized share-based compensation expense related to unvested stock options, net of estimated forfeitures, was approximately $1.5 million, before income taxes, and is expected to be recognized over a weighted average period of approximately one year.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.

The table below sets forth a summary of restricted stock awards and restricted stock units for the nine months ended September 30, 2016:

Share Grants	Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value
Non-vested at January 1, 2016	2,679	$23.51	$61,247
Granted	873	18.60	-
Vested	(789)	19.54	15,227
Forfeited	(57)	20.59	-
Non-vested at September 30, 2016	2,706	$21.05	$57,742

As of September 30, 2016, total unrecognized share-based compensation expense related to non-vested restricted stock awards and restricted stock units, net of estimated forfeitures, was approximately $49.2 million, before income taxes, and is expected to be recognized over a weighted average period of approximately three years.

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

The tables below set forth net sales based on the location of subsidiaries producing the net sales:

Three Months Ended
September 30, 2016	Asia	North America	Europe	Consolidated
Total sales	$239,447	$30,067	$38,451	$307,965
Intercompany elimination	(37,228)	(5,726)	(14,317)	(57,271)
Net sales	$202,219	$24,341	$24,134	$250,694

Three Months Ended
September 30, 2015	Asia	North America	Europe	Consolidated
Total sales	$194,642	$33,880	$40,380	$268,902
Intercompany elimination	(27,874)	(15,015)	(17,125)	(60,014)
Net sales	$166,768	$18,865	$23,255	$208,888

As of and for the Nine Months Ended
September 30, 2016	Asia	North America	Europe	Consolidated
Total sales	$671,252	$91,176	$121,501	$883,929
Intercompany elimination	(107,268)	(21,390)	(45,194)	(173,852)
Net sales	$563,984	$69,786	$76,307	$710,077

Property, plant and equipment, net	$341,320	$58,408	$15,890	$415,618
Total assets	$956,647	$422,041	$173,752	$1,552,440

As of and for the Nine Months Ended
September 30, 2015	Asia	North America	Europe	Consolidated
Total sales	$588,662	$113,042	$128,616	$830,320
Intercompany elimination	(89,432)	(49,057)	(57,309)	(195,798)
Net sales	$499,230	$63,985	$71,307	$634,522

Property, plant and equipment, net	$325,942	$25,039	$20,055	$371,036
Total assets	$903,317	$133,019	$176,857	$1,213,193

Geographic Information

The tables below set forth the amount of net sales that were derived from (shipped to) customers located in the following countries:

	Net Sales for the
	Three Months Ended		Percentage of
	September 30,		Net Sales
	2016	2015	2016	2015
China	$148,567	$126,268	59%	60%
United States	21,802	17,905	9%	9%
Korea	15,993	16,210	6%	8%
Germany	14,737	13,467	6%	6%
Singapore	12,497	11,009	5%	5%
Taiwan	12,424	7,013	5%	3%
All others (1)	24,674	17,016	10%	9%
Total	$250,694	$208,888	100%	100%

	Net Sales for the
	Nine Months Ended		Percentage of
	September 30,		Net Sales
	2016	2015	2016	2015
China	$411,512	$378,251	58%	60%
United States	62,460	59,531	9%	9%
Korea	43,452	51,457	6%	8%
Germany	47,963	45,003	7%	7%
Singapore	35,657	38,699	5%	6%
Taiwan	44,413	18,424	6%	3%
All others (1)	64,620	43,157	9%	7%
Total	$710,077	$634,522	100%	100%
(1)	Represents countries with less than 3% of the total net sales each.

NOTE 8 – Commitments and Contingencies

Purchase commitments – As of September 30, 2016, we had approximately $14.5 million in non-cancelable purchase contracts related to capital expenditures, primarily related to Asia manufacturing facilities.

Contingencies – From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any current pending legal proceeding will not have any material adverse effect on our financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact on our business and operating results for the period in which the ruling occurs or future periods.  Based on information available, we evaluate the likelihood of potential outcomes. We record the appropriate liability when the amount is deemed probable and reasonably estimable. In addition, we do not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.  The Company is not currently a party to any pending litigation that the Company considers material.

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

For the three months ended September 30, 2016 and 2015 net periodic benefit costs associated with the defined benefit plan were $0.1 million and $0.3 million, respectively.  For the nine months ended September 30, 2016 and 2015, net periodic benefit costs associated with the defined benefit plan were $0.2 million and $1.0 million, respectively.

The tables below set forth the benefit obligation, the fair value of plan assets, and the funded status of our plan:

Defined Benefit Plan
Change in benefit obligation:
Balance at December 31, 2015	$145,019
Service cost	209
Interest cost	3,965
Actuarial gain	45,103
Benefits paid	(6,543)
Currency changes	(20,819)
Benefit obligation at September 30, 2016	$166,934

Change in plan assets:
Fair value of plan assets at December 31, 2015	$116,385
Actual return on plan assets	33,922
Employer contribution	278
Benefits paid	(6,543)
Currency changes	(16,271)
Fair value of plan assets at September 30, 2016	$127,771
Underfunded status at September 30, 2016	$39,163

Based on an actuarial study performed as of September 30, 2016, the plan is underfunded and a liability is reflected in our consolidated financial statements as a long-term liability. The weighted-average discount rate assumption used to determine benefit obligations as of September 30, 2016 was 2.45%.

The following weighted-average assumptions were used to determine net periodic benefit costs for the three months ended September 30, 2016:

Discount rate	4.0%
Expected long-term return on plan assets	6.0%

  In the first quarter of 2015, based on the pension deficit, we adopted (as required every three years) an amended payment plan with the trustee of the defined benefit plan in which we will pay approximately GBP 2 million (approximately $2.4 million based on a GPB:USD exchange rate of 1.2) annually through 2030.)

We also have pension plans in Germany and Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are deemed immaterial and therefore, are not included in the figures or assumptions above.

Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At September 30, 2016, these investments totaled approximately $6.2 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE 10 – Related Parties

We conduct business with two related party companies, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 17% of our outstanding Common Stock as of September 30, 2016, and is a member of the Lite-On Group of companies. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite- On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. L.P. Hsu, a member of our Board of Directors serves as a consultant to LTC, and is a supervisor of the board of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.  We sell semiconductor products to LSC and purchase semiconductor products from LSC for subsequent sale, making LSC one of our largest suppliers.  We purchase wafers from Nuvoton that we use in the production of finished goods.

We also conduct business with two significant companies, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”), and Chengdu Ya Guang Electronic Company Limited (“Ya Guang”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities. In addition, Ya Guang is our 5% joint venture partner in our two Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang. We sell semiconductor products to Keylink and purchase semiconductor products from Keylink for subsequent sale. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink.  We also pay a fee to Keylink for consulting services.  The aggregate amounts for these services for the three months ended September 30, 2016 and 2015 were approximately $4.1 million and $4.7 million, respectively.   The aggregate amounts for these services for the nine months ended September 30, 2016 and 2015 were approximately $12.5 million and $14.0 million, respectively.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth sales to, and purchases from, LSC, Nuvoton and Keylink:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
LSC
Net sales	$275	$36	$552	$423
Purchases	$4,867	$5,274	$16,794	$18,941

Nuvoton
Purchases	$2,827	$3,208	$8,449	$9,953

Keylink
Net sales	$2,712	$2,931	$6,689	$7,608
Purchases	$1,254	$1,382	$4,089	$5,063

The table below sets forth accounts receivable from, and accounts payable to, LSC, Nuvoton and Keylink:

	September 30,	December 31,
	2016	2015
Accounts receivable
LSC	$225	$55
Keylink	4,675	4,112
	$4,900	$4,167
Accounts payable
LSC	$3,731	$2,845
Nuvoton	1,092	1,477
Keylink	4,844	5,147
	$9,667	$9,469

NOTE 11 – Pericom Semiconductor Corporation Acquisition

During the fourth quarter of 2015, we completed the acquisition of Pericom Semiconductor Corporation (“Pericom”).  The effect of the Pericom acquisition is reflected in our audited consolidated financial statements included in our Form 10-K filed with the SEC on March 11, 2016.

During 2016 we have continued to finalize our purchase price allocation during the measurement period and obtained additional information related to the assets acquired and liabilities assumed of Pericom. As we have updated our purchase accounting, we have become aware of facts and circumstances that existed at the date of acquisition and, if known, would have affected the measurement of the amounts originally recognized at that date. In accordance with ASC 805, Business Combinations, measurement period adjustments are not included in current earnings, but recognized as of the date of the acquisition with a corresponding adjustment to goodwill resulting from the change in preliminary amounts. As a result, we adjusted the preliminary estimated fair value estimates initially recorded at the acquisition date to reflect these measurement period adjustments. While significant progress was made during the first nine months of 2016, the estimated fair values are preliminary and subject to change.  The size and breadth of the Pericom acquisition may necessitate the use of the one year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date including the estimated fair values of (i) fixed assets and inventories, (ii) intangible assets such as trademarks and in process research and development and developed technology and (iii) other assets and liabilities. The final estimates of fair value and related valuation work may also result in changes to amortization periods assigned to the assets. Any potential adjustments made could be material in relation to the preliminary values. A final determination of the estimated fair values of the assets acquired and liabilities assumed has not been completed and the following table is considered preliminary. These measurement period adjustments recorded in the first nine months of 2016 had no impact on our condensed consolidated statement of operations.

The table below sets forth the original preliminary fair values determined under the acquisition method as of November 24, 2015, the measurement period adjustments for the nine months ended September 30, 2016 and the revised preliminary fair values as of November 24, 2015.

	Preliminary	Measurement	Adjusted
	November 24, 2015	Period Adjustments	November 24, 2015
Assets acquired:
Cash and cash equivalents	$48,806	$-	$48,806
Short-term investments	72,537	-	72,537
Accounts receivable	22,740	-	22,740
Inventory	22,488	-	22,488
Prepaid expenses and other current assets	5,793	(1,622)	4,171
Fixed assets	72,210	-	72,210
Intangible assets	156,700	-	156,700
Goodwill	54,304	2,741	57,045
Other long-term assets	16,069	-	16,069
Total assets acquired	$471,647	$1,119	$472,766
			-
Liabilities assumed:			-
Accounts payable	16,925	-	16,925
Accrued liabilities and other	8,818	695	9,513
Income tax payable	1,498	333	1,831
Deferred tax liability	29,077	91	29,168
Other liabilities	12,155	-	12,155
Total liabilities assumed	68,473	1,119	69,592
Total net assets acquired	$403,174	$-	$403,174
Total net assets acquired, net of cash acquired	$354,368	$-	$354,368

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2015 has been prepared as if the acquisition of Pericom had occurred at January 1, 2015.

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Net revenues	$240,458	$728,413
Net income attributable to common stockholders	$3,392	$23,855
Earnings per share - Basic	$0.07	$0.49
Earnings per share - Diluted	$0.07	$0.48

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. The unaudited pro forma consolidated results for the three and nine months September 30, 2015, exclude $13.9 million of acquisition related costs and $8.0 million of costs from Diodes restricted stock grants and change-in-control agreements for Pericom employees, and include additional $6.1 million of inventory fair value adjustments, additional amortization and depreciation of $3.3 million and $9.9 million, respectively, additional interest expense of $3.3 million and $8.5 million, respectively, and income tax benefit of $3.8 million and $7.8 million, respectively. These unaudited pro forma consolidated results of operations were derived, in part, from the historical consolidated financial statements of Pericom and other available information and assumptions believed to be reasonable under the circumstances.

NOTE 12 – Subsequent Events

Debt refinancing

On October 26, 2016, the Company and Diodes International B.V. (the “Foreign Borrower” and, collectively with the Company, the “Borrowers”), and certain subsidiaries of the Company as guarantors, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) that amends and restates that certain Credit Agreement dated as of January 8, 2013, as previously amended  (the “Existing Credit Agreement”).  Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement.

The following summary does not purport to be a complete summary of the Credit Agreement and is qualified in its entirety by reference to the Credit Agreement, a copy of which was filed on Form 8-K as  Exhibit 10.1 on November 1, 2016.

The Credit Agreement rebalances the Company’s existing senior credit facilities under the Existing Credit Agreement from a $400,000,000 revolving senior credit facility and a $100,000,000 term loan to a $250,000,000 revolving senior credit facility (the “Revolver”), which includes a $10,000,000 swing line sublimit, a $10,000,000 letter of credit sublimit, and a $20,000,000 alternative currency sublimit, and a $250,000,000 term loan (the “Term Loan”). The Borrowers may from time to time request additional increases in the aggregate commitments under the Credit Agreement of up to $200,000,000, subject to the Lenders electing to increase their commitments or by means of the addition of new Lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the Revolver.

The Revolver and the Term Loan mature on October 26, 2021 (the “Maturity Date”). The Company plans to use a portion of the proceeds available under the Revolver and the Term Loan (i) to refinance certain existing indebtedness of the Borrowers and their subsidiaries under the Existing Credit Agreement and (ii) for working capital, capital expenditures, and other lawful corporate purposes, including, without limitation, financing permitted acquisitions.

The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  These covenants are generally similar to the corresponding covenants in the Existing Credit Agreement, except that certain amounts permitted as exceptions to negative covenants restricting liens, indebtedness, investments, dispositions and restricted payments have been increased, and the maximum Consolidated Leverage Ratio set forth in the Credit Agreement has been increased.  Under the Credit Agreement, restricted payments, including dividends and share repurchases, are permitted in certain circumstances, including while the Consolidated Leverage Ratio is at least 0.25 to 1.00 less than the maximum permitted under the Credit Agreement.

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

Factors Relevant to Our Results of Operations for the Three Months Ended September 30, 2016

•	We continue to experience pressure from customers to reduce the selling price for our products;

•	During the third quarter of 2016, we experienced a sequential increase in gross profit margin due to increased capacity utilization;

•	The third quarter of 2016 included a full quarter of Pericom Semiconductor Corporation (“Pericom”);

•	We completed the sales integration of Pericom in China and the rest of Asia after successfully completing these efforts in North America and Europe during the first half of the year;

•	In terms of our end markets, our automotive business reached a record, increasing to 7 percent of revenue;

•	We have higher borrowing levels in 2016 compared to 2015, leading to higher interest expense, than in previous periods reflecting the debt incurred to acquire Pericom in the fourth quarter of 2015;

•

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

Results of Operations for the Three Months Ended September 30, 2016 and 2015

The following table sets forth the percentage that certain items in the statements of operations bear to net sales.

	Percent of Net Sales
	Three Months Ended September 30,
	2016	2015
Net sales	100%	100%
Cost of goods sold	(68)	(70)
Gross profit	32	30
Total operating expenses	24	25
Income from operations	8	5
Total other expense	(2)	-
Income before income taxes and noncontrolling interest	6	5
Income tax provision	(2)	(3)
Net income	4	2
Net income attributable to common stockholders	4	2

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	Three Months Ended
	September 30,
	2016	2015	Increase/(Decrease)	% Change
Net sales	$250,694	$208,888	$41,806	20.0%
Cost of goods sold	170,071	147,252	22,819	15.5%
Gross profit	80,623	61,636	18,987	30.8%
Total operating expenses	60,670	51,663	9,007	17.4%
Interest income	321	153	168	109.8%
Interest expense	(3,684)	(781)	2,903	371.7%
Loss on securities carried at fair value	-	(91)	(91)	(100.0%)
Other income (expense)	(959)	974	(1,933)	(198.5%)
Income tax provision	4,097	6,593	(2,496)	(37.9%)

Net sales increased approximately $41.8 million for the three months ended September 30, 2016, compared to the same period last year. The 20.0% increase in net sales includes approximately $31.0 million from Pericom in the third quarter of 2016 and increased revenue from the discrete market.

Cost of goods sold increased approximately $22.8 million for the three months ended September 30, 2016, compared to the same period last year. As a percent of sales, cost of goods sold was 68% for the three months ended September 30, 2016 compared to 70% for the same period last year. Cost of goods sold related to Pericom for the third quarter of 2016 was approximately $17.0 million.  Cost of goods sold also increased due to increased sales in the discrete market, but were positively impacted by lower underutilization costs at our wafer fabrication plants during the third quarter of 2016, when compared to the same period of 2015.  Excluding Pericom, average unit cost decreased 12.6% for the three months ended September 30, 2016, compared to the same period last year. Including Pericom, average unit cost decreased 4.5% for the three months ended September 30, 2016, compared to the same period last year. For the three months ended September 30, 2016, gross profit increased approximately 30.8% when compared to the same period last year. Gross profit margin for the three month periods ended September 30, 2016 and 2015 was 32.2% and 29.5%, respectively.

Operating expenses for the three months ended September 30, 2016 increased approximately $9.0 million, or 17.4%, compared to the same period last year.  The increase in operating expense reflects approximately $16.1 million of operating expenses from Pericom.  Selling, general and administrative expenses (“SG&A”) increased approximately $3.7 million due primarily to $7.7 million of Pericom SG&A recognized in the third quarter of 2016. Research and development expenses (“R&D”) increased approximately $3.3 million due to Pericom R&D expense of $5.1 million recognized in the third quarter of 2016.  Amortization of acquisition related intangibles increased approximately $3.3 million reflecting the amortization of the intangible assets acquired in the Pericom acquisition. SG&A, as a percentage of sales, was 15.3% and 16.6% for the three months ended September 30, 2016 and 2015, respectively. R&D, as a percentage of sales, was 6.8% and 6.6% for the three months ended September 30, 2016 and 2015, respectively.

Interest income increased for the three months ended September 30, 2016 due to a higher amount of invested funds.  The increase in interest expense for the three months ended September 30, 2016 is due to higher levels of borrowing to effect the Pericom acquisition. During the third quarter of 2015, we recognized a loss on the sale of marketable securities that was not repeated in 2016. Other expense for the three months ended September 30, 2016 reflects approximately $1.4 million of foreign currency losses.

We recognized an income tax expense of approximately $4.1 million for the three months ended September 30, 2016 and income tax expense of approximately $6.6 million for the three months ended September 30, 2015. The decrease in income taxes for 2016 compared to 2015 is primarily attributable to changes in the proportion of income generated in North America, Europe and Asia, respectively.

Results of Operations for the Nine months Ended September 30, 2016 and 2015

The following table sets forth the percentage that certain items in the statements of operations bear to net sales.

	Percent of Net Sales
	Nine Months Ended September 30,
	2016	2015
Net sales	100%	100%
Cost of goods sold	(69)	(69)
Gross profit	31	31
Total operating expenses	(26)	(23)
Income from operations	5	8
Total other income (expense)	(2)	-
Income before income taxes and noncontrolling interest	3	8
Income tax provision	1	(3)
Net income	2	5
Net income attributable to common stockholders	2	5

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	Nine Months Ended
	September 30,
	2016	2015	Increase/(Decrease)	% Change
Net sales	$710,077	$634,522	$75,555	11.9%
Cost of goods sold	490,417	439,536	50,881	11.6%
Gross profit	219,660	194,986	24,674	12.7%
Total operating expenses	186,975	146,112	40,863	28.0%
Interest income	1,075	695	380	54.7%
Interest expense	(9,880)	(2,602)	7,278	279.7%
Loss on securities carried at fair value	-	(145)	(145)	100.0%
Other income (expense)	(1,494)	626	2,120	(338.7%)
Income tax provision	5,941	16,179	(10,238)	(63.3%)

Net sales increased approximately $75.6 million for the nine months ended September 30, 2016, compared to the same period last year. The 11.9% increase in net sales includes approximately $94.8 million from Pericom recognized in 2016.  The decrease in sales excluding Pericom reflects weaker demand in the consumer market along with weak domestic demand in China.

Cost of goods sold increased approximately $50.9 million for the nine months ended September 30, 2016, compared to the same period last year. As a percent of sales, cost of goods sold was 69.1% and 69.3% for the nine months ended September 30, 2016 and 2015, respectively. Cost of goods sold related to Pericom for the nine months ended September 30, 2016 was approximately $53.4 million.  Excluding Pericom, average unit cost increased 0.4% for the nine months ended September 30, 2016, compared to the same period last year. Including Pericom, average unit cost increased 10.6% for the nine months ended September 30, 2016, compared to the same period last year. For the nine months ended September 30, 2016, gross profit increased approximately 12.7% when compared to the same period last year. Gross profit margin for the nine month periods ended September 30, 2016 and 2015 was 30.9% and 30.7%, respectively.

Operating expenses for the nine months ended September 30, 2016 increased approximately $40.9 million, or 28.0%, compared to the same period last year.  The increase in operating expense reflects approximately $46.1 million of operating expenses from Pericom.  SG&A increased approximately $20.9 million due primarily to $21.6 million of Pericom SG&A recognized in 2016.   R&D increased approximately $11.6 million due to Pericom R&D expense of $14.6 million recognized in 2016.  Amortization of acquisition- related intangibles increased approximately $9.7 million reflecting the amortization of the intangible assets acquired in the Pericom acquisition. SG&A, as a percentage of sales, was 16.8% and 15.5% for the nine months ended September 30, 2016 and 2015, respectively. R&D, as a percentage of sales, was 7.4% and 6.4% for the nine months ended September 30, 2016 and 2015, respectively.

Interest income increased for the nine months ended September 30, 2016 due to a higher amount of invested funds, reflecting the investments acquired in the Pericom acquisition.  The increase in interest expense for the nine months ended September 30, 2016 is due to higher levels of borrowing to effect the Pericom acquisition. During 2015, we recognized losses on the sale of marketable securities that was not repeated in 2016.

We recognized an income tax expense of approximately $5.9 million for the nine months ended September 30, 2016 and income tax expense of approximately $16.2 million for the nine months ended September 30, 2015. The decrease in income taxes for 2016 compared to 2015 is primarily attributable to changes in the proportion of income generated in North America, Europe and Asia, respectively.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. banking credit facility under which we may draw up to $250 million (in addition to a $250 million term loan included in the U.S. banking credit facility).  The Borrowers may from time to time request increases in the aggregate commitments under the Credit Agreement of up to $200 million, subject to the Lenders electing to increase their commitments or by means of the addition of new Lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the Revolver.  The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  At September 30, 2016, we had $417.5 million drawn under the U.S. banking credit facility as it was in effect on that date (including the balance on the term loan then included in the U.S. banking credit facility. In addition, we have short-term foreign credit facilities with borrowing capacities of approximately $73.4 million with $1.1 million used for import and export guarantees. At September 30, 2016, we also have foreign long-term debt of approximately $1.6 million.  Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At September 30, 2016 and December 31, 2015, our working capital was $566.9 million and $570.9 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

During October 2016, we refinanced our U.S. banking credit facility.  For additional information related to this refinancing see Note 12 – “Subsequent Events”, in the Notes to Condensed Consolidated Financial Statements.

Capital expenditures for the nine months ended September 30, 2016 and 2015 were $39.6 million and $119.9 million, respectively. For the first nine months of 2016 capital expenditures were approximately 5.6% of our net sales, which is in line with our capital spending target range of 5% to 9% of net sales.

We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.  As of September 30, 2016, our foreign subsidiaries held approximately $247.6 million of cash, cash equivalents and investments of which approximately $172.5 million would be subject to a potential tax if repatriated to the U.S. as dividends.

As of September 30, 2016, we had short-term investments totaling $34.8 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit all earned and future interest income.

Share Repurchase Program

During 2015, our Board of Directors (“Board”) approved a stock repurchase program.  The Board authorized the repurchase of up to an aggregate of $100.0 million of our outstanding common stock, $0.66 2/3 par value per share.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board.  Currently there is approximately $89.0 million available for repurchase of outstanding common stock under this publically announced repurchase program.  No shares were repurchased during the nine months ended September 30, 2016.  During the fourth quarter of 2015, the Company repurchased 466,010 shares at a cost of approximately $11.0 million.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facility. Our primary cash and cash equivalents increased from $218.4 million at December 31, 2015 to $220.5 million at September 30, 2016.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2016	2015	Change
Cash flows from operating activities	$74,935	$98,453	$(23,518)
Net cash and cash equivalents used in investing activities	(19,811)	(109,280)	89,469
Net cash and cash equivalents used in financing activities	(54,288)	(39,445)	(14,843)
Effect of exchange rate changes on cash and cash equivalents	1,255	(3,973)	5,228
Net increase (decrease) in cash and cash equivalents	$2,091	$(54,245)	$56,336

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2016 was $74.9 million.  Net cash flow provided by operating activities resulted from net income of $16.4 million, depreciation and amortization of $74.4 million and share-based compensation of $12.8 million.  These cash and cash equivalents provided by operations were partially offset by a decrease in working capital.   Net cash provided by operating activities was $98.5 million for the same period last year, resulting primarily from $31.3 million in net income, $62.2 million in depreciation and amortization, $11.7 million of non-cash share-based compensation expense and increases in accounts payable and accrued liabilities, partially offset by an increase in inventories, prepaid expenses, and other assets.

Investing Activities

Net cash used in investing activities was $19.8 million for the nine months ended September 30, 2016, compared to net cash used in investing activities of $109.3 million for the same period last year. Net cash used in investing activities was primarily due to the purchase of property, plant and equipment of $47.1 million, and purchases of short-term investments of $17.5 million, partially offset by net funds received from the sale and purchase of short-term investments of $46.4 million.

Financing Activities

Net cash used in financing activities was $54.3 million for the nine months ended September 30, 2016, compared to net cash used in financing activities of $39.4 million in the same period last year. Net cash used in 2016 consisted primarily of repayments of long-term debt. Net cash used in 2015 consisted primarily of repayments on lines of credit and long-term debt, partially offset by advances on lines of credit and proceeds from issuance of common stock.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of our management, carried out an evaluation, as of September 30, 2016, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended September 30, 2016, which has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The announcement of Brexit could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations. The Brexit vote is non-binding; however if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and the tax jurisdictions in which we operate and adversely change tax benefits or liabilities in these or other jurisdictions, and may cause us to lose customers, suppliers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-Q	May 10, 2013	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	Amended and Restated Credit Agreement, dated October 26, 2016, by and among Diodes Incorporated, Diodes International B.V., Diodes Holding B.V., Diodes Investment Company, Diodes FabTech Inc., Diodes Holdings UK Limited, Diodes Zetex Limited, Pericom Semiconductor Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto.	8-K	November 1, 2016	10.1
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
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

DIODES INCORPORATED
(Registrant)

November 9, 2016	By: /s/ Keh-Shew Lu
Date	KEH SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2016	By: /s/ Richard D. White
Date	RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial Officer)

November 9, 2016	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE Corporate Controller
(Principal Accounting Officer)