Form 10-K
period 2016-12-31
DIODES INC /DEL/
filed 2017-02-27
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the 38,032,787 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $18.79 per share of the Common Stock on the Nasdaq Global Select Market on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $714,636,068.

The number of shares of the registrant’s Common Stock outstanding as of February 23, 2017 was 48,302,449.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the 2016 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2016.

PART I

Item 1.Business.

GENERAL

Diodes Incorporated, together with its subsidiaries (collectively, the “Company,” “we” or “our”), (Nasdaq: DIOD), is a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. We serve the consumer electronics, computing, communications, industrial, and automotive markets. Our products include diodes, rectifiers, transistors, MOSFETs, protection devices, function-specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Our corporate headquarters is located in Plano, Texas and Americas’ sales offices are located in Plano, Texas, Milpitas, California and Amherst, New Hampshire. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City and Zhubei City, Taiwan; Hong Kong, China; Oldham, England; and Neuhaus, Germany. Our wafer fabrication facilities are located in Lee’s Summit, Missouri; Oldham; and Shanghai, China. We have assembly and test facilities located in Shanghai, Chengdu and Neuhaus. Additional engineering, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Oldham; Shanghai; Shenzhen, China; Seoul and Seongnam-si, South Korea; and Munich, Germany, with support offices throughout the world.  We were incorporated in 1959 in California and reincorporated in Delaware in 1968.

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

Our product portfolio addresses the design needs of advanced electronic equipment, including high-volume consumer electronic devices such as digital media players, smartphones, tablets, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We believe that we have particular strength in designing innovative, highly power efficient semiconductors in miniature packaging for applications with a critical need to minimize product size while maximizing power density and overall performance, and at a lower cost than alternative solutions. Our product line includes over 20,000 products, and we shipped approximately 41 billion units, 40 billion units, and 44 billion units in 2016, 2015 and 2014, respectively. From 2011 to 2016, our net sales grew from $635.3 million to $942.2 million, representing a compound annual growth rate of greater than 8%.

We serve over 400 direct customers worldwide, which consist of original equipment manufacturers (“OEM”) and electronic manufacturing services (“EMS”) providers. Additionally, we have approximately 130 distributor customers worldwide, through which we indirectly serve over 50,000 customers.

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

PERICOM ACQUISITION

On November 24, 2015, we completed our acquisition of Pericom Semiconductor Corporation (“Pericom”).  Our results of operations for 2016 included Pericom for the full year and 2015 included approximately one month of Pericom results.  Pericom designs, develops and markets high-performance integrated circuits (“ICs”) and frequency control products (“FCPs”) used in many of today’s advanced electronic systems. ICs include functions that support the connectivity, timing and signal conditioning of high-speed parallel and serial protocols that transfer data among a system’s microprocessor, memory and various peripherals, such as displays and monitors, and between interconnected systems. FCPs are electronic components that provide frequency references such as crystals and oscillators for computer, communication and consumer electronic products. Analog, digital and mixed-signal ICs, together with FCPs enable higher system bandwidth and signal quality, resulting in better operating reliability, signal integrity, and lower overall system cost in applications such as notebook computers, servers, network switches and routers, storage area networks, digital TVs, cell phones, GPS and digital media players.  See Note 18 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

Broad customer base and diverse end-markets – Our customers are comprised of leading OEMs as well as major EMS providers. Overall, we serve over 400 direct customers worldwide and over 50,000 additional customers through our distributors. Our products are ultimately used in end-products in a number of markets served by our broad customer base, which we believe makes us less susceptible to market fluctuations driven by either specific customers or specific end-user applications.

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

OUR STRATEGY

Our strategy is to continue to enhance our position as a leading global designer, manufacturer and supplier of high-quality application-specific standard semiconductor products, utilizing our innovative and cost-effective assembly and test (packaging) technology and leveraging our process expertise and design excellence to achieve above-market growth in profitability.

The principal elements of our strategy include the following:

Continue to rapidly introduce innovative discrete, logic and analog semiconductor products – We intend to maintain our rapid pace of new product introductions, especially for high-volume, high-growth applications with short design cycles, such as LCD and LED televisions and panels, set-top boxes, portables such as smartphones, tablets and notebooks along with other consumer electronics and computing devices, as well as added emphasis on products for the LED lighting market and the industrial and automotive markets. During 2016, we continued to achieve many significant new design wins at OEMs. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and well-defined product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace. See “Risk Factors – Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

See “Risk Factors – Part of our growth strategy involves identifying and acquiring companies. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, operating results and financial condition” in Part I, Item 1A and Note 18 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

OUR PRODUCTS

Our product portfolio includes over 20,000 products that are designed for use in high-volume consumer electronic devices such as LCD and LED televisions and LCD panels, set-top boxes and consumer portables such as smartphones, tablets and notebooks. Our focus is on low pin count semiconductor devices with one or more active and/or passive components. We target and serve end-equipment markets that we believe have larger volumes than other end-market segments served by the overall semiconductor industry.

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

The following table lists the end-markets, some of the applications in which our products are used, and the percentage of net sales for each end-market for the last three years:

End-Markets	2016	2015	2014	End product applications

Consumer Electronics	29%	32%	34%	Digital audio players and cameras, set-top boxes, LCD and LED TV’s, game consoles, portable GPS, fitness and health monitors, action cameras, smart watches
Computing	19%	18%	20%	Notebooks, tablets, LCD monitors, printers, solid state and hard disk drive, servers, mass storage, cloud
Industrial	21%	21%	20%	Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving, solar panel, HAVC/LED lighting, retrofit bulb
Communications	24%	24%	22%	Mobile handsets, smartphones, IP in gateways, routers, switches, hubs, fiber optics
Automotive	7%	5%	4%	Comfort controls, lighting, audio/video, GPS navigation, satellite radios, electronics

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

CUSTOMERS

We serve over 400 direct customers worldwide, including major OEMs and EMS providers. Additionally, we have approximately 130 distributor customers worldwide, through which we indirectly serve over 50,000 customers. Our customers include: (i) leading OEMs in a broad range of industries, such as Continental AG, Delta Electronics, Honeywell, Osram, Phillips, Arris, Emerson, Hella, LG Electronics, Lenovo, Quanta Computer, Seagate, Sagem Communication, and Samsung Electronics; (ii) leading EMS providers, such as Celestica, Flextronics, Hon Hai Precision Industry, Inventec, Jabil Circuit, and Sanmina-SCI, who build end-market products incorporating our semiconductors for companies such as Google, GoPro, Cisco, Dell, EMC, Intel, Microsoft, Thompson, and Roche Diagnostics; and (iii) leading distributors such as Arrow, Avnet, Future Electronics, Rutronic, Yosun Industrial, DigiKey, and Zenitron.

For the years 2016, 2015 and 2014, our OEM and EMS customers together accounted for 35%, 33% and 33%, respectively, of our net sales. No customer accounted for 10% or more of our net sales in 2016, 2015 or 2014. In addition, for information concerning our business with related parties, see “Business - Certain Relationships and Related Party Transactions.”

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

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, our standard warranty extends for a period of one year from the date of shipment. Warranty expense has not been significant. Generally, our customers may cancel orders on short notice without incurring a penalty. See “Risk Factors – Our customer orders are subject to cancellation or modification usually with no penalty. High volumes of order cancellation or reduction in quantities ordered could adversely affect our net sales, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

Many of our customers are based in Asia or have manufacturing facilities in Asia. Net sales by country consist of sales to customers in that country based on the country to which products are shipped. We report net sales based on “shipped to” customer locations as we believe this best represents where our customers’ business activities occur. The table below sets forth net sales by country.  “All others” represents countries with less than 3% of total net sales each.

	Percentage of Net Sales
	2016	2015	2014
China	58%	60%	62%
U.S.	8%	9%	9%
Korea	6%	8%	7%
Germany	7%	7%	7%
Singapore	5%	6%	6%
Taiwan	6%	4%	3%
All others	10%	6%	6%
Total	100%	100%	100%

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

As of December 31, 2016, our direct global sales and marketing organization consisted of approximately 384 employees operating out of 15 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai and Shenzhen, China; Gyeonggi, South Korea; and Munich, Germany; and we have regional sales offices in the U.S. As of December 31, 2016, we also had approximately 17 independent sales representative firms marketing our products.

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

MANUFACTURING OPERATIONS AND FACILITIES

We operate two assembly and test facilities located in Shanghai, China, one in Chengdu, China and one in Neuhaus, Germany. We have two wafer fabrication facilities located in Shanghai, one in Lee’s Summit, Missouri and one in Oldham, U.K. Our wafer fabrication facilities in Shanghai include two 150mm wafer fabrication centers, our Lee’s Summit facility fabricates 125mm and 150mm wafers and our Oldham facility fabricates 150mm wafers.  One of our Shanghai facilities is in the process of implementing the production for 200mm wafers.

During the fourth quarter of 2016 there was a fire at our Lee’s Summit facility.  The fire resulted in damages totaling approximately $7.5 million on a pretax basis, which was partially offset by initial insurance proceeds of $1.5 million.  During February 2017, we announced that we would be closing the Lee’s Summit facility and moving the production to other internal wafer fabrication plants and external foundries.  We expect to cease operations at our Lee’s Summit facility in late third quarter of 2017 and vacate the premises no later than November 17, 2017. Shutdown costs are expected to be approximately $10 million to $12 million on a pretax basis which will be expensed throughout 2017.  Because of lower costs and improved utilization of our internal wafer fabrication facilities we expect our annual pretax savings to be approximately $11 million to $13 million once the equivalent volume has been fully transferred to other production sites.

In 2010, we announced an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, we formed a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”), to establish a semiconductor assembly and test manufacturing facility in Chengdu, China. In December 2016, we increased our investment and currently own approximately 98% of the joint venture. The CDHT granted the joint venture a 50-year land lease, provides corporate and employee tax incentives, tax refunds, subsidies and other financial support. This is a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2016, we have invested approximately $130.0 million, primarily for infrastructure, buildings and equipment related capital expenditures.

For the years ending December 31, 2016 and 2015, our total capital expenditures were approximately $52.2 million and $137.7 million, respectively. The majority of our capital expenditures are in China.

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

Our corporate headquarters is located in a facility we own in Plano, Texas. We also lease or own properties around the world for use as sales and administrative offices, research and development centers, manufacturing facilities, warehouses and logistics centers. The size or location of these properties can change from time to time based on our business requirements. See “Properties” in Part I, Item 2 of this Annual Report for additional information.

BACKLOG

The amount of backlog to be shipped during any period is dependent upon various factors, and orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally booked from one month to greater than twelve months in advance of delivery. The rate of booking of new orders can vary significantly from month to month. We, and the industry as a whole, continue to experience a trend towards shorter customer-requested lead-times, and we expect this trend to continue. The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, we believe that the amount of our backlog at any date is not an accurate measure of our future sales. We strive to maintain proper inventory levels to support our customers’ just-in-time order expectations.  Our backlog of orders, based on expected ship date, was $175.7 million at December 31, 2016 and $121.5 million at December 31, 2015.

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

COMPETITION

Numerous semiconductor manufacturers and distributors serve the discrete, logic and analog semiconductor components market, making competition intense. Some of our larger competitors include Infineon Technologies A.G., Nexperia, formerly the Standard Products business of NXP Semiconductors N.V., ON Semiconductor Corporation, Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc., many of which have greater financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources. Accordingly, we from time to time may reposition product lines or decrease prices, which may affect our sales of, and profit margins on, such product lines. The price, features, availability and quality of the products, and our ability to design products and deliver customer service in keeping with the customers’ needs, determine the competitiveness of our products. We believe that our product focus, packaging expertise and our flexibility and ability to quickly adapt to customer needs affords us competitive advantages. See “Risk Factors – The semiconductor business is highly competitive, and increased competition may harm our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

For the years ended December 31, 2016, 2015 and 2014, our investment in research and development activities was approximately $69.9 million, $57.0 million and $52.1 million, respectively, or approximately 7%, 7% and 6%, respectively, of net sales.

EMPLOYEES

As of December 31, 2016, we employed 7,693 employees (including approximately 1,125 temporary labor or independent contractors).  6,733 of our employees were in Asia, 491 were in the U.S. and 469 were in Europe. None of our employees in Asia or the U.S. are subject to a collective bargaining agreement, but a majority of our employees in Europe is covered by local labor agreements. We consider our relations with our employees to be satisfactory. See “Risk Factors – We may fail to attract or retain the qualified technical, sales, marketing, finance and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process in China, the U.S. and the U.K. where our wafer fabrication facilities are located, and in China, Taiwan and Germany where our assembly and test facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the years ended December 31, 2016, 2015 and 2014, our capital expenditures for environmental controls have not been material. As of December 31, 2016, there were no known environmental claims or recorded liabilities. See “Risk Factors – We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We conduct business with two related companies: Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC owned approximately 16.7% of our outstanding Common Stock as of December 31, 2016. We conduct business with a significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”).  Keylink is our 5% joint venture partner in our two Shanghai assembly and test facilities.  In addition, Ya Guang is our 2% joint venture partner in one of our Chengdu assembly and test facilities and our 5% joint venture partner in our other Chengdu assembly and test facility; however, we have no material transactions with Ya Guang.

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

SEASONALITY

Historically, our net sales have been affected by the cyclical nature of the semiconductor industry.   In addition, our net sales have been subject to some seasonal variation with weaker net sales in the first and fourth calendar quarters. See Note 19 (unaudited) of “Notes to Consolidated Financial Statements” of this Annual Report for additional information on our quarterly results.

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

The semiconductor industry in which we operate is highly competitive. We expect intensified competition from existing competitors and new entrants. Competition is based on price, product performance, product availability, quality, reliability, technological innovation and customer service. We compete in various markets with companies of various sizes, many of which are larger and have greater resources or capabilities as it relates to financial, marketing, distribution, brand name recognition, research and development, manufacturing and other resources than we have. As a result, they may be better able to develop new products, market their products, pursue acquisition candidates and withstand adverse economic or market conditions. Most of our current major competitors are broad line semiconductor manufacturers who often have a wider range of product types and technologies than we do. In addition, companies not currently in direct competition with us may introduce competing products in the future. Some of our current major competitors are Infineon Technologies A.G., Nexperia, formerly the Standard Products business of NXP Semiconductors N.V., ON Semiconductor Corporation, Rohm Electronics USA, LLC, Toshiba Corporation and Vishay Intertechnology, Inc. We may not be able to compete successfully in the future, and competitive pressures may harm our business, operating results and financial condition.

One of our external suppliers is also a related party. The loss of this supplier could harm our business, operating results and financial condition.

In 2016, 2015 and 2014, LSC, our largest stockholder, accounted for approximately 1%-3% of our silicon wafer supply and our finished goods supply. The loss of LSC as a supplier could materially harm our business, operating results and financial condition.

Delays in initiation of production at facilities due to implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies, operating results and financial condition.

Our manufacturing efficiency has been and will be an important factor in our future profitability, and we may not be able to maintain or increase our manufacturing efficiency. Our manufacturing and testing processes are complex, require advanced and costly equipment and are continually being modified in our efforts to improve product performance and cost. Difficulties in the manufacturing process can lower yields. Technical or other problems could lead to production delays, order cancellations and lost net sales. In addition, any problems in achieving acceptable yields, construction delays, or other problems in upgrading or expanding existing facilities, building new facilities, bringing new manufacturing capacity to full production or changing our process technologies, could also result in capacity constraints, production delays and a loss of future net sales and customers. Our operating results also could be adversely affected by any increase in fixed costs and operating expenses related to increases in production capacity if net sales do not increase proportionately, or in the event of a decline in demand for our products.  Any disruption at any of our wafer fabrication facilities or assembly and test facilities could have a material adverse effect on our manufacturing efficiencies, operating results and financial condition.

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

A significant portion of our operations operate on a single Enterprise Resource Planning (“ERP”) platform. To manage our international operations efficiently and effectively, we rely heavily on our ERP system, internal electronic information and communications systems and on systems or support services from third parties. Any of these systems are subject to electrical or telecommunications outages, computer hacking or other general system failure. It is also possible that future acquisitions will operate on different ERP systems and that we could face difficulties in integrating operational and accounting functions of new acquisitions. Difficulties in upgrading or expanding our ERP system or system-wide or local failures that affect our information processing could adversely affect our cash flows, operating results and financial condition and could result in material weaknesses or significant deficiencies in internal controls.

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

Our products, or products we purchase from third parties for resale, may be found to be defective and, as a result, warranty claims and product liability claims may be asserted against us, which may harm our business, reputation with our customers, operating results and financial condition.

Our products, or products we purchase from third parties for resale, are typically sold at prices that are an insignificant portion of the overall value of the equipment or other goods in which they are incorporated. For example, our products that are incorporated into a television may be sold for several cents, whereas the television maker might sell the television for several hundred dollars. Although we maintain rigorous quality control systems, we receive warranty claims and product liability claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end-products that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the net sales and profits we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our operating results and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result. We may choose not to carry liability insurance, may not have sufficient insurance coverage, or may not have sufficient resources, to satisfy all possible warranty claims and product liability claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business, reputation, operating results and financial condition.

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

We expect an increasingly significant portion of net sales will come from products we design specifically for our customers. However, we may be unable to achieve these design wins. In addition, a design win from a customer does not guarantee future sales to that customer. Without design wins from OEMs, we would only be able to sell our products to these OEMs as a second source, which usually means we are only able to sell a limited amount of product to them. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it is more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk to an OEM. Achieving a design win with a customer does not ensure that we will receive significant net sales from that customer, and we may be unable to convert design wins into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our products, if, for example, its own products are not commercially successful or if the customer can obtain a superior product or the product at a lower cost from one of our competitors.

We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses, which could adversely affect our business, operating results and financial condition.

We currently have a U.S. banking credit facility under which as of December 31, 2016 we had borrowed $250.0 million under a term loan, and had drawn $181.5 million on a $250.0 million revolver ($68.5 million of which remained available as of December 31, 2016), with the possibility of an additional $200.0 million of borrowings.  See “Liquidity and Capital Resources” below and Note 7 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. As of December 31, 2016, an increase of 1% in interest rates on our outstanding debt would increase our annual interest rate expense by approximately $2.8 million.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates or our counterparties might not perform as agreed.

We use interest rate swaps to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. The nature and timing of hedging transactions influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. The hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available on favorable terms or at all, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.  We are exposed to counterparty credit risk in the event of non-performance by counterparties to the interest rate swaps.

We may have a significant amount of debt with various financial institutions worldwide. Any indebtedness could adversely affect our business, operating results, financial condition and our ability to meet payment obligations under such debt.

We may have a significant amount of debt and substantial debt service requirements on our borrowings, including our credit facilities with various financial institutions worldwide. As of December 31, 2016 $428.4 million was outstanding under our U.S. banking credit facility. In addition, we have short-term foreign credit facilities with borrowing capacities of approximately $66.5 million and with $0.5 million used for import and export guarantees. We have approximately $1.5 million of foreign long-term debt.

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

Our U.S. banking credit facility contains covenants imposing various restrictions on our business and financial activities. These restrictions may affect our ability to operate our business and undertake certain financial activities and may limit our ability to take advantage of potential business or financial opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens, incur indebtedness, make investments, dissolve or merge or consolidate with or into another entity, dispose of certain property, make restricted payments (including dividends and share repurchases), issue or sell equity interests, engage in other different material lines of business, conduct related party transactions, enter into certain burdensome contractual obligations and use proceeds from any credit facility to purchase or carry margin stock or to extend credit to others for the same purpose. Our U.S. banking credit facility also requires us to meet certain financial ratios, including a minimum consolidated fixed charge coverage ratio and a maximum consolidated leverage ratio.

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

The Chinese government has provided various incentives to technology companies, including our manufacturing facilities located in Shanghai and Chengdu, China, in order to encourage development of the high-tech industry. These incentives include reduced tax rates and other measures. As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as our manufacturing facilities continue to maintain their High and New Technology Enterprise (“HNTE”) status. One of our Shanghai manufacturing facilities has been approved for HNTE status for the tax years 2015-2017. In addition, one of our wafer fabrication facilities and one research and development facility located in Shanghai were approved for HNTE status for the tax years 2014-2016. HNTE qualification requires metrics based on China research and development expenditures as well as research and development headcount and overall college-degreed headcount.  Any prior years that have already been approved are subject to audit requirements. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved Shanghai assembly and test facility and wafer fabrication facility would increase to 25% for any period in which an audit shows we were not compliant, which could adversely affect our operating results and financial condition.

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

The impact of our HNTE and Go West status, collectively called tax holidays, decreased our tax expense by approximately $7.3 million, $2.9 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the twelve months ended December 31, 2016 was approximately $0.15. The benefit of the tax holidays on both basic and diluted earnings per share for both twelve month periods ended December 31, 2015 and 2014 was approximately $0.06 and $0.05, respectively.

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

The assets of our defined benefit pension plan (the “plan”) in the U.K. provide pensions to employees and former employees.  The plan’s assets are invested in a diverse range of listed and unlisted securities, including corporate bonds and, mutual funds and are determined, from time to time, based on their fair market value.  The plan’s obligation to pay pensions is estimated by using actuarial assumptions. To the extent that the plan’s assets are not sufficient to meet the estimated amount of the plan’s obligations, further funding of the plan will be required by the plan’s sponsoring employers, Diodes Zetex Limited and Diodes Zetex Semiconductors Limited, over an agreed upon deficit recovery period.

As of December 31, 2016, the benefit obligation of the plan was approximately $146.8 million and the total assets in such plan were approximately $118.7 million. Therefore, the plan was underfunded by approximately $28.1 million. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.

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

         During the first quarter of 2015, we agreed to a payment plan with the trustees of the defined benefit plan, under which we would make annual contributions each year through 2030, of approximately 2 million British Pounds (“GBP”) (approximately $2.4 million based on a GBP:USD exchange rate of 1.2).  The annual contributions were expected to meet the deficit disclosed in the plan as of April 5, 2013, by December 31, 2030.  The trustees are required to review the funding position every three years, and a further review was carried out as of April 5, 2016. The outcome of the review, as agreed to with the trustees during the first quarter of 2017, was that contributions would continue at the existing level, up to December 31, 2029.  If we fail to reach an agreement with the trustees, as we are required to do every three years, the Pension Regulator in the U.K. could impose contributions on Diodes Zetex Limited or Diodes Zetex Semiconductors Limited, or in limited circumstances could require financial support to be provided to the plan from entities connected or associated with Diodes Zetex Limited or Diodes Zetex Semiconductors Limited. Furthermore, Diodes Zetex Limited and Diodes Zetex Semiconductors Limited remain ultimately liable to fully fund the plan regardless of any failure to agree upon future contributions in respect of a particular actuarial valuation, i.e., if either the plan or those companies were wound up, a debt equal to each company’s share of the entire outstanding deficit at that time (calculated on a statutory conservative basis) would be owed by the relevant company. This could have a material adverse effect on our cash flows, operating results and financial condition.

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

The risks commonly encountered in acquisitions of companies include, among other things, higher than anticipated acquisition costs and expenses, the difficulty and expense in integrating the operations and personnel of the companies, the difficulty of bringing standards, procedures and controls, including disclosure controls and procedures and internal control over financial reporting, into conformance with our operations, the ability to coordinate our new products and process development, the ability to hire additional management and other critical personnel, the ability to increase the scope, geographic diversity and complexity of our operations, difficulties in consolidating facilities and transferring processes and know-how, difficulties in reducing costs, prolonged diversion of our management’s attention from the management of our business, the ability to clearly define our present and future strategies, the loss of key employees and customers as a result of changes in management and any geographic distances may make integration slower and more challenging. We may ultimately not be successful in overcoming these risks or any other problems encountered in connection with acquisitions.

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

Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our websites, products or otherwise exploit any security vulnerabilities of our websites and products. . In 2016 the Company became aware of a cyber-intrusion.  In response to this cyber-intrusion we have engaged an information technology security expert to assess the information accessed by the intruder and to assist in designing security measures to prevent a recurrence.  These efforts continue. At this time we have no reason to believe the cyber intruder obtained any confidential or propriety information. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service, extortionate demands to decrypt files and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions and materially adversely affect our operating results, stock price and reputation.

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

We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located in China. In each of the years ended 2016, 2015 and 2014, our Asian and European subsidiaries represented approximately 90% of our net sales. There are risks inherent in doing business internationally, and any or all of the following factors could cause harm to our business:

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

Significant uncertainties related to changes in governmental policies and participation in international trading partnerships or economic unions currently exist, and, depending upon how such uncertainties are resolved, the changes could have a material adverse effect on us.

Changes to existing trade agreements, such as the North American Free Trade Agreement, greater restrictions on international trade generally and significant increases in tariffs on goods imported into the United States, particularly from China, could materially adversely affect our business and operations. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop, manufacture and sell products, and any negative reactions towards the United States as a result of such changes, could adversely affect our business and operations. In addition, negative sentiments towards the U.S. among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect our international sales or the hiring and retention of qualified employees, respectively.

The United Kingdom referendum to exit the European Union has also created political and economic uncertainty, particularly in the U.K. and the European Union, and this uncertainty may last for years. Our business in the U.K. the European Union, and worldwide could be adversely affected during this period of uncertainty, and, depending upon developments following completion of the U.K. exit, may materially adversely affect our business and operations. Future events as a consequence of the U.K. exit, including stresses within the U.K. itself, may cause significant volatility in global financial markets, including global currency and debt markets, and result in a slowdown in economic activity in the U.K., Europe or globally, which could materially adversely affect our operating results and growth prospects. In addition, our business and operations could be materially adversely affected by new or revised trade agreements between countries in which we have operations or do business, including the U.S., the U.K., the European Union and China, as well as by the possible impositions of tariffs or trade or other regulatory barriers by any nation where we have operations or do business.

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

We have a significant portion of our manufacturing capacity in mainland China. In addition, in 2016 approximately 58% of our total sales were shipped to customers in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China and, thereby, have a material adverse effect on our business, operating results and prospects.

We could be adversely affected by violations of the United States’ Foreign Corrupt Practices Act, the U.K.’s Bribery Act 2010, China’s anti-corruption campaign and similar worldwide anti-bribery laws.

The United States’ Foreign Corrupt Practices Act (“FCPA”), the United Kingdom’s Bribery Act 2010 (the “U.K. Bribery Act”), China’s anti-corruption campaign and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that may have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning FCPA, the U.K. Bribery Act and related anti-bribery laws. We have established procedures and controls to monitor internal and external compliance. There can be no assurance that our internal controls and procedures always will protect us from reckless or criminal acts committed by our employees or agents, and we have no third party attestation to the effectiveness of our internal controls related to fraud and corruption. If we are found to be liable for FCPA, the U.K. Bribery Act and other anti-bribery law violations (either due to our own acts or inadvertence, or due to the acts or inadvertence of others), we could incur criminal or civil penalties or other sanctions, which could have a material adverse effect on our business and operating results.

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

Historically, labor in China has been readily available at a lower cost compared to other countries. However, because China is experiencing rapid social, political and economic change, there can be no assurance that labor will continue to be available in China at costs consistent with historical levels. Any future increase in labor cost in China is likely to be higher than historical and projected amounts and may occur multiple times in any given year. As a result of experiencing such rapid social, political and economic change, China is also likely to enact new, and/or revise its existing, labor laws and regulations on employee compensation and benefits. These changes in Chinese labor laws and regulations will likely to have an adverse effect on product manufacturing costs in China. Furthermore, if China workers go on strike to demand higher wages, our operations could be disrupted. Many of our suppliers are currently dealing with labor shortages in China, which may result in future supply delays and disruptions and may drive a substantial increase in their labor costs that is likely to be shared by us in the form of price increases to us. New or revised government labor laws or regulations, strikes or labor shortages could cause our product costs to rise and/or could cause manufacturing partners on whom we rely to exit the business. These events could have a material adverse impact on our product availability and quality, which would affect our business, operating results and financial condition.

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

The distribution of any earnings of our foreign subsidiaries to the U.S. may be subject to U.S. federal and state income taxes, thus reducing our net income.

We intend to permanently reinvest overseas all earnings from foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax. As of December 31, 2016, we had undistributed earnings from non-U.S. operations of approximately $507.6 million (including approximately $38.9 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $357.8 million of this total.  Additional U.S. federal and state income taxes of approximately $151.3 million would be required should the $507.6 million of such earnings be repatriated to the U.S. as dividends.

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

Our directors, executive officers and our affiliate, LSC, beneficially own approximately 24% of our outstanding Common Stock, including options to purchase shares of our Common Stock that are exercisable within 60 days of December 31, 2016. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our Common Stock.

LSC, our largest stockholder, owns approximately 16.7% (approximately 8.1 million shares) of our Common Stock. Some of our directors and executive officers may have potential conflicts of interest because of their positions with LSC or their ownership of LSC common stock.

Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, a member of our Board of Directors and our President and Chief Executive Officer, is a board member of LTC and a board member of Nuvoton. L.P. Hsu, a member of the Board of Directors since 2007, serves as a consultant to LTC and a supervisor of the board of Nuvoton. Several of our directors and executive officers may own LSC common stock or hold options to purchase LSC common stock. Service on our Board of Directors and as a director or officer of LSC, or ownership of LSC common stock by our directors and executive officers, could create, or appear to create, actual or potential conflicts of interest when directors and officers are faced with decisions that could have different implications for LSC and us. For example, potential conflicts could arise in connection with decisions involving the Common Stock owned by LSC, or under the other agreements we may enter into with LSC. In 2016, 2015 and 2014, LSC accounted for approximately between 1% and 3% of our silicon wafer supply and our finished good supply. We may have difficulty resolving any potential conflicts of interest with LSC, and even if we do, the resolution may be less favorable than if we were dealing with an unrelated third party.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.Properties.

Our primary physical properties at December 31, 2016 were as follows:

		Lease	Year
Primary use	Location	Expiration	Purchased	Sq. Ft.
Headquarters/R&D center	USA - Plano, TX		2010	41,780
Land (future headquarters site)	USA - Plano, TX		2008	696,960
Regional sales office	USA - Amherst, New Hampshire			600
Manufacturing facility/R&D center	USA - Lee’s Summit, Missouri	December 2017		74,000
Regional sales/Administrative office/R&D	USA - Milpitas, California		2013	85,040
Apartment	USA - Milpitas, California		2014	1,281
Regional sales office/R&D center	USA - San Jose, California	July 2017		4,060
Regional sales/Administrative office	USA - Westlake Village, California	May 2019		1,295
Land use right	China - Chengdu	July 2061		1,395,715
Manufacturing facility	China - Chengdu	June 2018		29,106
Manufacturing facility/Administrative /R&D/Logistics	China - Chengdu		2015-2016	264,653
Regional sales/R&D	China - Hong Kong	May 2018		98,238
Warehouse	China - Hong Kong	January 2021		262,157
Administrative office	China - Jinan, Shandong		2010	93,563
Administrative office	China - Jinan, Shandong		2016	200,517
Land use right	China - Jinan, Shandong	July 2058	2008	538,396
Manufacturing facility	China - Jinan, Shandong		2009	145,786
R&D center	China - Jinan, Shandong		2012	81,645
Administrative/R&D/Logistics	China - Shanghai		2009	187,007
Land use right	China - Shanghai	February 2056	2006	752,509
Manufacturing facility/R&D/Logistics	China - Shanghai	December 2020		60,013
Manufacturing facility/R&D/Logistics	China - Shanghai	June 2024		77,071
Manufacturing facility/R&D/Logistics	China - Shanghai	June 2024		46,118
Manufacturing facility/R&D/Logistics	China - Shanghai	February 2022		84,006
Manufacturing facility/R&D/Logistics	China - Shanghai	October 2023		336,674
Manufacturing facility/R&D/Logistics	China - Shanghai	September 2017		7,021
Manufacturing facility/R&D/Logistics	China - Shanghai	June 2017		6,347
Manufacturing facility/R&D/Logistics	China - Shanghai	January 2020		15,265
Manufacturing facility/R&D/Logistics	China - Shanghai	July 2020		15,265
Manufacturing facility/R&D/Logistics	China - Shanghai	October 2017		15,265
Manufacturing facility/R&D/Logistics	China - Shanghai	June 2021		11,144
Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	February 2022		20,245
Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	February 2022		5,161
Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	February 2023		21,006
Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	February 2023		5,576
Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	February 2023		3,715
Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	February 2023		21,059
Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	February 2019		22,285
Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	February 2024		1,860
Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	October 2024		3,439
Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	September 2024		12,623
Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	September 2024		11,589
Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	September 2024		39,607
Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	September 2024		9,902

Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	September 2024		9,902
Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	January 2017		21,948
Manufacturing facility/R&D/Logistics/Dormitory	China - Shanghai	January 2024		29,548
Manufacturing facility	China - Shanghai		2011-2012	374,909
R&D/Administrative office/Logistics	China - Shanghai		1995	45,829
Regional sales office	China - Shanghai		2010-2014	17,907
Staff Dormitory	China - Shanghai		1998	2,502
Staff Dormitory	China - Shanghai	July 2017		1,156
Warehouse	China - Shanghai	June 2020		26,950
Regional sales office	China - Shenzhen	January 2019		17,318
R&D center	China - Yangzhou		2015	6,094
Staff Dormitory	China - Yangzhou	November 2017		1,001
Administrative/Logistics	England - Oldham		2004	80,729
Manufacturing facility/R&D center	England - Oldham		1998	75,347
Regional sales office	Germany - Munich	July 2021		6,297
Manufacturing facility/R&D center	Germany - Neuhaus		1996	52,508
Regional sales office	Japan - Tokyo	October 2017		-
Regional sales office	Singapore	September 2017		-
Regional sales office	South Korea - Seongnam-si	May 2018		1,750
Regional sales office	South Korea - Seongnam-si	May 2018		1,240
Regional sales office	South Korea - Seoul	August 2017		-
Apartment	South Korea -Suwon-si	October 2018		646
Manufacturing facility	Taiwan - Hsinbei	November 2018		61,996
R&D center/Logistics/Administrative	Taiwan - Hsinbei	March 2018		47,489
Regional Sales/Administrative office	Taiwan - Hsinbei		2000	10,956
R&D center	Taiwan - Hsinchu	November 2017		25,372
Regional sales office	Taiwan - Kaohsiung	July 2017		355
Regional Sales/Administrative/Logistics	Taiwan - Taipei		2006	35,521
Regional Sales/Administrative/Logistics	Taiwan - Taipei		2014	10,994
Regional sales/R&D	Taiwan - Taipei		2008	5,833
Regional sales/Administrative office/Logistics	Taiwan - Taoyuan		2000	78,899
R&D center	Taiwan - Zhunan	March 2017		1,272

We believe our current facilities are adequate for the foreseeable future.

Item 3. Legal Proceedings.

From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any current pending legal proceeding will not have any material adverse effect on our financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact our business and operating results for the period in which the ruling occurs or future periods. See Note 16 of the Notes to Consolidated Financial Statements for detailed information regarding the status of our lawsuits.

Item 4.Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market (“NasdaqGS”) under the symbol “DIOD.” The following table shows the range of high and low closing sales prices per share for our Common Stock for each fiscal quarter from January 1, 2015 as reported by NasdaqGS.

Calendar Quarter	Closing Sales Price of
Ended	Common Stock
	High	Low
First quarter 2017 (through February 23, 2017)	$26.26	$24.13
Fourth quarter 2016	26.96	19.84
Third quarter 2016	21.57	17.24
Second quarter 2016	20.36	16.96
First quarter 2016	22.30	17.24
Fourth quarter 2015	25.09	19.06
Third quarter 2015	24.11	18.88
Second quarter 2015	28.32	24.11
First quarter 2015	30.43	25.83

Holders and Recent Stock Price

On February 23, 2017, the closing sales price of our Common Stock as reported by NasdaqGS was $25.93, and there were approximately 288 holders of record of our Common Stock.

Dividends

We have never declared or paid cash dividends on our Common Stock, and currently do not intend to pay dividends in the foreseeable future as we intend to retain any earnings for use in our business. Our U.S. banking credit facility permits us to pay dividends up to $3.0 million per fiscal year to our stockholders so long as we have not defaulted at the time of such dividend and no default would result from declaring and paying such dividend. The payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from our 2017 definitive proxy statement into Item 12 of Part III of this Annual Report.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2016. The graph is not necessarily indicative of future price performance.

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

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2016.

The graph assumes $100 invested on December 31, 2011 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the stock of companies in the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

December 2016
		2011	2012	2013	2014	2015	2016
Diodes Incorporated	Return %		(18.54)	35.79	17.02	(16.65)	11.71
	Cum $	100	81.46	110.61	129.44	107.89	120.52

NASDAQ Industrial Index	Return %		21.52	44.54	2.98	9.56	9.47
	Cum $	100	121.52	175.64	180.88	198.18	216.95

NASDAQ Composite-Total Returns	Return %		17.45	40.12	14.75	6.96	8.87
	Cum $	100	117.45	164.57	188.84	201.98	219.89

Issuer Purchases of Equity Securities

The Company repurchases shares of its Common Stock from time to time pursuant to publicly announced share repurchase programs. During 2016, the Company repurchased 691,196 shares of its common shares at a cost of $18.0 million. All purchases were made through open market transactions and were recorded as treasury stock. The following table contains information for shares repurchased during the fourth quarter of 2016. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Dec-16	691,196	$26.06	1,157,206	$71,000,026

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

The following selected consolidated financial data for the fiscal years ended December 31, 2016 through 2012 is qualified in its entirety by, and should be read in conjunction with, the other information and consolidated financial statements, including the notes thereto, appearing elsewhere herein. Certain immaterial amounts as presented in the accompanying consolidated financial statements have been reclassified to conform to 2016 financial statement presentation.

(In thousands, except per share data)	Twelve Months Ended December 31,
Statement of Income Data	2016	2015	2014	2013	2012
Net sales	$942,162	$848,904	$890,651	$826,846	$633,806
Gross profit	286,923	248,583	277,279	237,836	161,586
Selling, general and administrative	158,256	139,245	133,701	132,106	101,363
Research and development	69,937	57,027	52,136	48,302	33,761
Amortization of acquisition related intangible assets	20,478	8,596	7,914	8,078	5,122
Other operating expenses	196	1,613	(983)	7,069	(3,556)
Total operating expenses	248,867	206,481	192,768	195,555	136,690
Income from operations	38,056	42,102	84,511	42,281	24,896
Interest income	1,357	1,006	1,470	1,274	778
Interest expense	(13,257)	(4,232)	(4,332)	(5,580)	(876)
Gain on securities carried at fair value	-	400	1,364	601	7,100
Impairment of cost-basis investment	(3,218)	-	-	-	-
Other income (expense)	2,097	1,319	2,979	9	(1,091)
Income before income taxes and noncontrolling interest	25,035	40,595	85,992	38,585	30,807
Income tax provision	6,558	14,082	20,359	14,481	4,825
Net income	18,477	26,513	65,633	24,104	25,982
Less: net (income) loss attributable to noncontrolling interest	(2,542)	(2,239)	(1,955)	2,428	(1,830)
Net income attributable to common stockholders	15,935	24,274	63,678	26,532	24,152
Earnings per share attributable to common stockholders
Basic	$0.33	$0.50	$1.35	$0.57	$0.53
Diluted	$0.32	$0.49	$1.31	$0.56	$0.51
Number of shares used in computation:
Basic	48,597	48,210	47,184	46,363	45,780
Diluted	49,789	49,500	48,594	47,658	46,899

	As of December 31,
Balance Sheet Data	2016	2015	2014	2013	2012
Total assets	$1,528,552	$1,598,827	$1,179,157	$1,162,258	$920,063
Working capital	547,409	570,888	526,239	493,169	377,892
Long-term debt, net of current portion	413,126	453,738	140,787	182,799	44,131
Total Diodes Incorporated stockholders' equity	776,019	795,345	768,275	702,742	677,185

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Summary of the Twelve Months Ended December 31, 2016

•	Revenue grew to $942.2 million, an increase of 11.0% over the $848.9 million in 2015;
•	We had full year of Pericom included in our results;
•	Gross profit was $286.9 million as compared to $248.6 million in 2015;
•	Gross margin improved 120 basis points to 30.5% from 29.3% in 2015;
•	Selling and administrative expenses were up $19.0 million, due to $26.5 million of incremental Pericom SG&A cost;
•	Net income attributable to common stockholders was $15.9 million, or $0.32 per diluted share, compared to $24.3 million, or $0.49 per diluted share in 2015;
•	Cash flow from operations was $124.7 million compared to $118.1 million in 2015, an increase of 5.6%;
•	We repurchased approximately $18.0 million or 691,196 shares of our outstanding common stock.
•	We recorded a $3.2 million impairment on a cost-basis equity investment.
•

We suffered fire damage at our wafer manufacturing plant located in Lee’s Summit, Mo, (“KFAB”) leading to lower output and lower revenue and higher repair expenses related to the fire.  During 2017 we will close KFAB and move operations to other Diodes wafer fabrication facilities or external foundries.

Summary of the Twelve Months Ended December 31, 2015

•	We acquired Pericom Semiconductor Corporation in November for approximately $403.2 million;
•	During the fourth quarter we incurred costs of approximately $8 million for Pericom employees for restricted stock awards and change-in-control agreements.
•	Net sales were $848.9 million, a decrease of 4.7% from the $891 million in 2014;
•	Gross profit was $248.6 million, or 29.3% of net sales, a decrease of 10.1% from the $277.3 million, in 2014, or 31.1% of net sales in 2014;
•	Selling and administrative expenses were up $5.5 million, primarily related to costs associated with the Pericom acquisition, when compared to 2014;
•	Net income attributable to common stockholders was $24.3 million, or $0.49 per diluted share, compared to $63.7 million, or $1.31 per diluted share, in 2014;
•	Cash flow from operations was $118.1 million compared to $134.3 million in 2014; and
•	We repurchased approximately $11.0 million or 466,010 shares of our outstanding common stock.

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

Factors Relevant to Our Results of Operations

In 2016, the following factors affected, and, we believe, will continue to affect, our results of operations:

•

We continue to experience pressure from our customers to reduce the selling price for our products, and we expect future improvements in net income to result primarily from increases in sales volume and improvements in product mix, as well as manufacturing cost reductions in order to offset any reduction in average selling prices of our products;

•	Our 2016 results included 12 months of Pericom operations, and the results from Pericom led to higher revenue and higher margins;
•	In terms of our end markets, our automotive business reached 7 percent of revenue;
•

During 2016, we invested approximately $40.7 million in our manufacturing and wafer fabrication facilities in China, and we expect to continue to invest in our facilities, although the amount to be invested will depend on product demand and new product developments;

•

We have had higher borrowing levels for the full year of 2016 compared to 2015, leading to higher interest expense, than in previous periods reflecting the debt incurred to acquire Pericom in the fourth quarter of 2015;

•

We suffered fire damage at KFAB leading to lower output and lower revenue and higher repair expenses related to the fire.  During 2017 we will close KFAB and move operations to other Diodes wafer fabrication facilities or external foundries.

Description of Sales and Expenses

Net sales

The principal factors that have affected or could affect our net sales from period to period are:

•	The condition of the economy in general and of the semiconductor industry in particular.
•	Our customers’ adjustments in their order levels.
•	Changes in our pricing policies or the pricing policies of our competitors or suppliers.
•	The addition or termination of key supplier relationships.
•	The rate of introduction and acceptance by our customers of new products.
•	Our ability to compete effectively with our current and future competitors.
•	Our ability to enter into and renew key corporate and strategic relationships with our customers, vendors and strategic alliances,
•	Changes in foreign currency exchange rates.
•	A major disruption of our information technology infrastructure.
•	Unforeseen catastrophic events, such as armed conflict, terrorism, fires, typhoons and earthquakes, and
•	Any other disruptions, such as change in the political or governmental environments, labor shortages, unplanned maintenance or other manufacturing problems.

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

Research and development expenses

Research and development expenses consist of compensation and associated costs of employees engaged in research and development projects, as well as materials and equipment used for these projects. Research and development expenses are primarily associated with our wafer facilities in China, Lee’s Summit, Missouri and Oldham, U.K. and our manufacturing facilities in Taiwan and China, as well as with our engineers in the U.S. and Taiwan. All research and development expenses are expensed as incurred.

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

Income tax provision

Our global presence requires us to pay income taxes in a number of jurisdictions. See Note 11 of “Notes to Consolidated Financial Statements” for additional information.

Net income attributable to noncontrolling interest

This represents the minority investors’ share of our subsidiaries’ earnings.

Net income attributable to common stockholders

Net income attributable to common stockholders is net income less net income attributable to noncontrolling interest.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of income bear to net sales:

	Percent of Net Sales
	Twelve Months Ended December 31,
	2016	2015	2014

Net sales	100%	100%	100%
Cost of goods sold	(69.5)	(70.7)	(68.9)
Gross profit	30.5	29.3	31.1
Operating expenses	(26.4)	(24.3)	(21.6)
Income from operations	4.1	5.0	9.5
Interest income	0.1	0.1	0.2
Interest expense and amortization of debt discount	(1.4)	(0.5)	(0.5)
Gain (loss) on securities carried at fair value	-	-	0.2
Impairment of cost-basis investment	(0.3)	-	0.2
Other income (expenses)	0.2	0.2	0.3
Income before income taxes and noncontrolling interest	2.7	4.7	9.9
Income tax provision	0.7	1.7	2.3
Net income	2.0	3.1	7.6
Net (income) loss attributable to noncontrolling interest	(0.3)	(0.2)	(0.2)
Net income attributable to common stockholders	1.7	2.9	7.3

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report (in thousands).

Year 2016 Compared to Year 2015

	Twelve Months Ended
	December 31,
	2016	2015	Increase/(Decrease)	% Change
Net sales	$942,162	$848,904	$93,258	11.0%
Cost of goods sold	655,239	600,321	54,918	9.1%
Gross profit	286,923	248,583	38,340	15.4%
Operating expenses
Selling, general and administrative	158,256	139,245	19,011	13.7%
Research and development	69,937	57,027	12,910	22.6%
Amortization of acquisition related intangible assets	20,478	8,596	11,882	138.2%
Other operating expenses	196	1,613	(1,417)	(87.8%)
Other (expense)/income
Interest income	1,357	1,006	351	34.9%
Interest expense	(13,257)	(4,232)	9,025	213.3%
Gain on securities carried at fair value	-	400	(400)	(100.0%)
Impairment of cost-basis investment	(3,218)	-	(3,218)	N/A
Other	2,097	1,319	778	59.0%
Income tax provision	6,558	14,082	(7,524)	(53.4%)

In 2016 we had 12 months of Pericom results recorded in our results of operations, compared to approximately one month of Pericom results included in our 2015 results of operations.

Net sales increased for the twelve months ended December 31, 2016, compared to the same period last year due to an incremental Pericom contribution of approximately $110.6 million.  This increase was partially offset by the impact of the fire at KFAB and weaker consumer market along with weak domestic demand in China.

Cost of goods sold increased approximately $54.9 million for the twelve months ended December 31, 2016, compared to the same period last year. The increase in cost of goods sold was driven by cost of goods sold from Pericom of $69.3 million for the twelve months ended December 31, 2016 compared to Pericom cost of goods of $10.7 million in 2015.  The increase in cost of goods sold related to Pericom was partially offset by the impact of the KFAB fire resulting in lower costs and the related business interruption insurance recovery. As a percent of sales, cost of goods sold was 69.5% and 70.7% for the twelve months ended December 31, 2016 and 2015, respectively. Excluding Pericom, average unit cost decreased 1.4% for the twelve months ended December 31, 2016, compared to the same period last year. Including Pericom, average unit cost increased 6.6% for the twelve months ended December 31, 2016, compared to the same period last year. For the twelve months ended December 31, 2016, gross profit increased approximately 15.4% when compared to the same period last year. Gross profit margin for the twelve months ended December 31, 2016 and 2015 was 30.5% and 29.3%, respectively.

Operating expenses

Operating expenses for the twelve months ended December 31, 2016 increased approximately $42.4 million, or 20.5%, compared to the same period last year.  The increase in operating expense reflects approximately $56.7 million of incremental operating expenses from Pericom.  SG&A increased approximately $19.0 million due primarily to an increase of $26.5 million of incremental Pericom SG&A recognized in 2016 partially offset by lower stock compensation and change in control expense.   R&D increased approximately $12.9 million due to an increase in Pericom R&D expense of $18.0 million recognized in 2016.  The increase in R&D expense of $12.9 million was partially offset by reversals of previously recorded liability reserves resulting from prior acquisitions. Amortization of acquisition- related intangibles increased approximately $11.9 million reflecting the amortization of the intangible assets acquired in the Pericom acquisition. SG&A, as a percentage of sales, was 16.8% and 16.4% for the twelve months ended December 31, 2016 and 2015, respectively. R&D, as a percentage of sales, was 7.4% and 6.7% for the twelve months ended September 30, 2016 and 2015, respectively.

Other (expense)/income

Interest income increased for the twelve months ended December 31, 2016 due to a higher amount of invested funds, reflecting the investments acquired in the Pericom acquisition.  The increase in interest expense for the twelve months ended December 31, 2016 is due to higher levels of borrowing to effect the Pericom acquisition. During 2016 we recognized the impairment of a cost-basis equity investment of $3.2 million.  During 2015, we recognized losses on the sale of marketable securities that was not repeated in 2016.

 Income tax provision

We recognized an income tax expense of approximately $6.6 million for the twelve months ended December 31, 2016 and income tax expense of approximately $14.1 million for the twelve months ended December 31, 2015, resulting in effective income tax rates of 26.2% and 34.7%, respectively. The decrease in income taxes for 2016 compared to 2015 is primarily attributable to changes in the proportion of income generated in North America, Europe and Asia, respectively.

Year 2015 Compared to Year 2014

	Twelve Months Ended
	December 31,
	2015	2014	Increase/(Decrease)	% Change
Net sales	$848,904	$890,651	$(41,747)	(4.7%)
Cost of goods sold	600,321	613,372	(13,051)	(2.1%)
Gross profit	248,583	277,279	(28,696)	(10.3%)
Operating expenses
Selling, general and administrative	139,245	133,701	5,544	4.1%
Research and development	57,027	52,136	4,891	9.4%
Amortization of acquisition related intangible assets	8,596	7,914	682	8.6%
Other operating expenses	1,613	(983)	2,596	(264.1%)
Other (expense)/income
Interest income	1,006	1,470	(464)	(31.6%)
Interest expense	(4,232)	(4,332)	(100)	(2.3%)
Gain on securities carried at fair value	400	1,364	(964)	(70.7%)
Other	1,319	2,979	(1,660)	(55.7%)
Income tax provision	14,082	20,359	(6,277)	(30.8%)

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

Operating expenses

Total operating expenses for 2015 increased approximately $13.7 million, or 7.1% when compared to 2014.  Included in operating expenses for 2015 are approximately $5.0 million from Pericom operations and additional expenses of approximately $7.0 million for Pericom employees for restricted stock awards and change-in-control agreements.  Of the components within operating expenses, R&D, as a percentage of sales, increased slightly to 6.7% for 2015, compared to 5.9% in the same period last year.  R&D expense increased primarily due $1.0 million of expense for restricted stock grants and change-in-control agreements for Pericom employees, packaging related development activity and increased investment associated with the Pericom acquisition in November 2015, amortization of acquisition-related intangible assets increased reflecting the Pericom acquisition, and the loss on sale of assets reflects the impairment of old assets during 2015 in our BCD wafer fab that are not able to convert from six inch to eight inch wafer diameter production, and the gain realized on the sale of fixed assets in 2014 that did not repeat in 2015.  SG&A, as a percentage of sales, increased slightly to 16.4% of sales for 2015, compared to 15.0% in the same period last year. Included in SG&A expense for 2015 was approximately $6.0 million for Pericom employees related to restricted stock grants and change-in-control agreements.

Other (expense)/income

Interest income and gains on securities carried at fair value decreased as we held lower investable balances during the year.  Our investment balance increased at year end due to the investments acquired in the Pericom acquisition.   Other income (expense) decreased due to a higher level of currency gains on Taiwan currency recorded in 2014 when compared to 2015.

Income tax provision

We recognized income tax expense of approximately $14.1 million for 2015, resulting in an effective tax rate of approximately 35%, as compared to 24% for 2014. The decrease in tax expense from 2014 to 2015 was due primarily to the decrease in pretax earnings during the same period.  The increase in the effective tax rate from 2014 to 2015 was due primarily to an increase in earnings in higher tax jurisdictions, relative to earnings in lower tax jurisdictions, and to the decrease in overall pretax earnings during the same period.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. On October 26, 2016, the Company and Diodes International B.V. (the “Foreign Borrower” and, collectively with the Company, the “Borrowers”), and certain subsidiaries of the Company as guarantors, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders named therein, that amends and restates that certain Credit Agreement dated as of January 8, 2013, as previously amended (the “Prior Credit Agreement”). Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement.

The Credit Agreement rebalances the Company’s senior credit facilities under the Prior Credit Agreement from a $400,000,000 revolving senior credit facility and a $100,000,000 term loan to a $250,000,000 revolving senior credit facility (the “Revolver”), which includes a $10,000,000 swing line sublimit, a $10,000,000 letter of credit sublimit, and a $20,000,000 alternative currency sublimit, and a $250,000,000 term loan (the “Term Loan”). The Borrowers may from time to time request increases in the aggregate commitments under the Credit Agreement of up to a total of increase of $200,000,000, subject to the Lenders electing to increase their commitments or by means of the addition of new Lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the Revolver.

The Revolver and the Term Loan mature on October 26, 2021 (the “Maturity Date”). The Company used the proceeds of the Term Loan and a portion of the proceeds available under the Revolver and the Term Loan to refinance certain existing indebtedness of the Borrowers and their subsidiaries under the Prior Credit Agreement and has used and plans to use proceeds available under the Revolver for working capital, capital expenditures, and other lawful corporate purposes, including, without limitation, financing permitted acquisitions.

On February 13, 2017, the Company, the Foreign Borrower and certain subsidiaries of the Company as guarantors, entered into an Amendment No. 1 to Amended and Restated Credit Agreement and Limited Waiver (the “Amendment”) with Bank of America, N.A., as Administrative Agent, and the Lenders named therein, that among other things, does the following:  (a) expands the definition of cash equivalents to include certain cash equivalent investments made by foreign subsidiaries of the Company and held in foreign jurisdictions, and modifies the requirements for cash equivalent investments in money market investment programs, all as is more fully described in the Amendment; and (b) waives any Events of Default that have occurred prior to the date of the Amendment as a result of investments made by foreign subsidiaries of the Company in foreign financial products that were not permitted investments prior to giving effect to the Amendment, as is more fully described in the Amendment.

As of December 31, 2016, in addition to the Credit Agreement, our Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $66.0 million, with several financial institutions. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand, except for two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2016, there were no amounts outstanding on these credit lines.

Our primary liquidity requirements have been to meet our capital expenditure needs and to fund on-going operations. For 2016, 2015, and 2014, our working capital was $547.4 million, $570.9 million, and $526.2 million, respectively.  In 2016 our working capital decreased due to decreases in short-term investments and decrease in inventories. In 2015 our working capital increased due to increases in short-term investments, accounts receivable and inventories.  These increases were driven by the Pericom acquisition.  We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations for at least the next 12 months.

In 2016, 2015 and 2014, our capital expenditures were approximately $52.2 million, $137.7 million and $58.9 million, respectively, which includes approximately $10.5 million, $62.1 million and $18.0 million of capital expenditures related to the investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”) for 2016, 2015 and 2014, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our wafer fabrication facility in the U.S. and office buildings. Capital expenditures in 2016 were approximately 5.5% of our net sales, which was in line with spending target range of 5% to 9%.

In 2010, we announced an investment agreement with the Management Committee of the CDHT. Under this agreement, we formed a joint venture with a Chinese partner, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”), to establish a semiconductor assembly and test facility in Chengdu, China. In December 2016, we increased our investment and currently own approximately 98% of the joint venture. The CDHT granted the joint venture a 50 year land lease, provides corporate and employee tax incentives, tax refunds, subsidies and other financial support. This is a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2016, we have invested $130.0 million, primarily for infrastructure, buildings and equipment related capital expenditures.

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

We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax.  Accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.  As of December 31, 2016, our foreign subsidiaries held approximately $269.6 million of cash, cash equivalents and investments of which approximately $201.4 million would be subject to a potential tax if repatriated to the U.S as dividends.

Restricted cash is pledged as collateral when we enter into agreements with banks for certain banking facilities. As of December 31, 2016, restricted cash of $1.9 million was pledged as collateral for issuance of bank acceptance notes and letters of credit.

As of December 31, 2016, we had short-term investments of approximately $29.8 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase.  The decrease from $64.7 million in 2015, to 2016 reflects the liquidation of a portion of the short-term investment portfolio acquired as part of Pericom, as we used the funds to reduce our debt and purchase our Common Stock.  We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of interest income.

Discussion of Cash Flows

Cash and cash equivalents increased approximately $29.4 million to $247.8 million in 2016 from $218.4 million in 2015.  The increase was due to higher cash flow from operations and lover levels of cash used in investing and financing activities when compared to the prior year.  Cash and cash equivalents decreased approximately $24.5 million to $218.4 million in 2015 from $243.0 million in 2014.  The decrease is primarily driven by lower revenue, funds used to purchase Pericom, to pay down long-term debt and fund operating expenses.

	Twelve Months Ended December 31,
	2016	2015	Change	2015	2014	Change
Net cash provided by operating activities	$124,742	$118,111	$6,631	$118,111	$134,272	$(16,161)
Net cash used by investing activities	(27,351)	(459,446)	432,095	(459,446)	(42,768)	(416,678)
Net cash provided by (used by) financing activities	(63,458)	321,362	(384,820)	321,362	(35,759)	357,121
Effect of exchange rates on cash and cash equivalents	(4,566)	(4,592)	26	(4,592)	(9,380)	4,788
Net increase (decrease) in cash and cash equivalents	$29,367	$(24,565)	$53,932	$(24,565)	$46,365	$(70,930)

Operating Activities

Net cash provided by operating activities for 2016 was approximately $124.7 million, due primarily to $18.5 million of net income, $100.9 million in depreciation and amortization, $14.0 million from non-cash share-based compensation and a net increase in operating capital assets and liabilities of $5.5 million.  These positive effects to operating cash flow were partially offset by the negative effect of a change in deferred income taxes of $14.9 million. Net cash provided by operating activities for 2015 was approximately $118.1 million, due primarily to $26.5 million of net income, $80.8 million in depreciation and amortization, $19.0 million from non-cash share-based compensation, partially offset by a total of approximately $9.9 million net decrease in other operating asset and operating liability accounts.  Net cash provided by operating activities for 2014 was approximately $134.3 million, due primarily to $65.6 million of net income, $77.3 million of depreciation and amortization and $14.1 million from non-cash share-based compensation, partially offset by decreases in prepaids and accounts payable.

Investing Activities

Net cash used by investing activities for 2016 was approximately $27.4 million, due primarily to $58.5 million used for purchases of property, plant and equipment.  This uses of cash for investing was partially offset by a net decrease in short-term investments of $32.7 million. Net cash used by investing activities for 2015 was approximately $459.4 million.  Included in our investing activities is $348.9 million of acquisitions, net of cash acquired.  We had capital expenditures of $133.2 million.  We had sales of short-term investments, net of purchases of approximately $18.0 million. Net cash used by investing activities for 2014 was approximately $42.8 million, due primarily to $57.8 million in capital expenditures, and $1.8 million in equity investments, partially offset by a $13.6 million decrease in short-term investments and restricted cash.

Financing Activities

Net cash used in financing activities for 2016 was approximately $63.5 million, due primarily to the net repayment of long-term debt of $36.4 million, the repurchase of 691,196 shares of the Company’s common stock for $18.0 million, the payment of dividends to noncontrolling interest of $4.9 million, payment of taxes on net share settlement of $2.5 million related to vesting of Diodes stock awards for Pericom employees and payment of $2.0 million of debt issuance costs from refinancing our long-term debt. Net cash provided by financing activities for 2015 was approximately $321.4 million, due primarily to the additional debt of approximately $391.2 million we incurred to purchase Pericom.  This increase was partially offset by the repayment of approximately $66.0 million of long-term debt during 2015. Net cash used by financing activities for 2014 was approximately $35.8 million, due primarily to a $47.3 million reduction of debt, partially offset by $5.8 million in proceeds from the stock options exercised.

Debt instruments

The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases) (as such terms are defined in the Amendment or the Credit Agreement).

As of December 31, 2016, our U.S. and Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $66.0 million, with several financial institutions. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand, except for two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2016, no amounts were outstanding under these lines of credit. See “Liquidity and Capital Resources” above and Note 7 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

Contractual Obligations

The following table represents our contractual obligations as of December 31, 2016 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Debt	$429,841	$14,355	$47,477	$368,009	$-
Interest on long-term debt [1]	50,710	11,702	21,859	17,149	-
Operating leases	35,858	10,863	13,046	8,206	3,743
Capital leases	1,800	677	1,123	-	-
Defined benefit obligations	33,090	2,545	5,090	5,090	20,365
Purchase obligations	15,602	15,602	-	-	-
Total obligations	$566,901	$55,744	$88,595	$398,454	$24,108
(1)

Interest on long-term debt assumes there is no change in current interest rates and no change in long-term debt from the balance outstanding as of December 31, 2016, other than required principal payments.  The Revolver and Term Loan mature in October 2021.

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

Derivative Instruments and Hedging Activities

Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

As of December 31, 2016, the plan was underfunded and a liability of approximately $28.1 million was reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $39.1 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of less than $1 million. The weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2016 was 2.8%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce/increase annual benefit cost by less than $1.0 million. A 0.2% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would increase/(decrease) the year–end projected benefit obligation by approximately $5.8 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net period benefit cost by approximately $1 million. The asset value of the defined benefit plan has been volatile in recent years due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors - Changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our cash flows, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

Interest Rate Risk

We have credit facilities with financial institutions in the U.S., Asia and Europe as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense.  Through the use of interest rate swaps, we have hedged $150.0 million of our floating rate debt.  As a matter of policy, we do not enter into derivative transactions for speculative purposes. As of December 31, 2016, our outstanding principal debt included $428.4 million outstanding under our revolving senior credit facility and term loan, $1.5 million outstanding under foreign long term liabilities and $0.5 million used for import and export guarantees and bank acceptance notes. Based on an increase or decrease in interest rates by 1.0% for the year on our credit facilities, our annual interest rate expense would increase or decrease by approximately $2.8 million, net of the amounts realized from our interest rate swaps.

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

Inflation Risk

Inflation did not have a material effect on net sales or net income in fiscal year 2016. A significant increase in inflation could affect future performance.

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

Disclosure Controls and Procedures

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of our management, carried out an evaluation as of December 31, 2016 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

•	recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms and
•	accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions required disclosure.

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

Following the Pericom acquisition in 2015, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2015 as a result of certain errors in accounting for equity awards and change-in-control agreements related to the Pericom acquisition.

We took the following steps to improve our internal control over financial reporting related to equity awards and change-in-control agreements in a business combination:

•	prepared a work flow document detailing the policies and procedures (and related controls) for future acquisitions;
•	committed to hiring external resources at an early stage to prepare and analyze non-routine or complex transactions;
•	planned for close oversight and supervision of and communication with those external resources; and
•	committed to complete and substantive documentation around the review processes in acquisitions for equity awards and change-in-control agreements.

With the above improvements in place, under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

The information concerning our directors, executive officers and corporate governance is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 within 120 days after our fiscal year end of December 31, 2016, for our annual stockholders’ meeting for 2017 (the “Proxy Statement”).

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

(c)	Financial Statements of Unconsolidated Subsidiaries and Affiliates

Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Diodes Incorporated

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diodes Incorporated and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Diodes Incorporated and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Los Angeles, California

February 27, 2017

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$247,802	$218,435
Short-term investments	29,842	64,685
Accounts receivable, net of allowances of $2,141 and $2,652 at December 31, 2016 and December 31, 2015, respectively	217,217	218,496
Inventories	193,483	202,832
Prepaid expenses and other	44,438	46,103
Total current assets	732,782	750,551
Property, plant and equipment, net	401,988	439,340
Deferred income tax	56,047	45,120
Goodwill	129,412	132,913
Intangible assets, net	174,876	196,409
Other	33,447	34,494
Total assets	$1,528,552	$1,598,827

Liabilities
Current liabilities:
Accounts payable	87,600	86,463
Accrued liabilities	71,562	77,801
Income tax payable	11,855	5,117
Current portion of long-term debt	14,356	10,282
Total current liabilities	185,373	179,663
Long-term debt, net of current portion	413,126	453,738
Deferred tax liabilities	28,213	32,276
Other long-term liabilities	81,373	90,153
Total liabilities	708,085	755,830

Commitments and contingencies (See Note 16)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 48,219,376 and 48,148,077, issued and outstanding at December 31, 2016 and December 31, 2015, respectively	32,919	32,404
Additional paid-in capital	354,574	344,086
Retained earnings	530,215	514,280
Treasury stock, at cost, 1,157,206 and 466,010 shares held at December 31, 2016 and December 31, 2015, respectively	(29,023)	(11,009)
Accumulated other comprehensive loss	(112,666)	(84,416)
Total stockholders' equity	776,019	795,345
Noncontrolling interest	44,448	47,652
Total equity	820,467	842,997
Total liabilities and stockholders' equity	$1,528,552	$1,598,827

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Twelve Months Ended December 31,
	2016	2015	2014
Net sales	$942,162	$848,904	$890,651
Cost of goods sold	655,239	600,321	613,372
Gross profit	286,923	248,583	277,279
Operating expenses
Selling, general and administrative	158,256	139,245	133,701
Research and development	69,937	57,027	52,136
Amortization of acquisition related intangible assets	20,478	8,596	7,914
Other operating expenses	196	1,613	(983)
Total operating expenses	248,867	206,481	192,768
Income from operations	38,056	42,102	84,511
Other (expense)/income
Interest income	1,357	1,006	1,470
Interest expense	(13,257)	(4,232)	(4,332)
Gain on securities carried at fair value	-	400	1,364
Impairment of cost-basis investment	(3,218)	-	-
Other	2,097	1,319	2,979
Total other (expense) income	(13,021)	(1,507)	1,481
Income before income taxes and noncontrolling interest	25,035	40,595	85,992
Income tax provision	6,558	14,082	20,359
Net income	18,477	26,513	65,633
Less: net (income) loss attributable to noncontrolling interest	(2,542)	(2,239)	(1,955)
Net income attributable to common stockholders	$15,935	$24,274	$63,678

Earnings per share attributable to common stockholders
Basic	$0.33	$0.50	$1.35
Diluted	$0.32	$0.49	$1.31

Number of shares used in computation
Basic	48,597	48,210	47,184
Diluted	49,789	49,500	48,594

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Twelve Months Ended December 31,
	2016	2015	2014
Net income	$18,477	$26,513	$65,633
Unrealized (loss) gain on defined benefit plan, net of tax	(7,777)	4,399	(7,555)
Unrealized gain on interest rate swap, net of tax	2,317	-	-
Unrealized foreign currency loss, net of tax	(22,790)	(20,413)	(16,473)
Comprehensive (loss) income	(9,773)	10,499	41,605
Less: Comprehensive income attributable to noncontrolling interest	(2,542)	(2,239)	(1,955)
Total comprehensive (loss) income attributable to common stockholders	$(12,315)	$8,260	$39,650

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated Stockholders'	Noncontrolling	Total
(Amounts in thousands)	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2013	46,681	31,120	-	-	289,668	426,328	(44,374)	702,742	40,935	743,677
Total comprehensive income	-	-	-	-	-	63,678	(24,028)	39,650	1,955	41,605
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	338	338
Dividend to noncontrolling interest	-	-	-	-	-	-	-	-	(1,336)	(1,336)
Common stock issued for share-based plans	910	609	-	-	5,152	-	-	5,761	-	5,761
Net excess tax benefit from share-based compensation	-	-	-	-	6,018	-	-	6,018	-	6,018
Share-based compensation	-	-	-	-	14,104	-	-	14,104	-	14,104
Balance, December 31, 2014	47,591	31,729	-	-	314,942	490,006	(68,402)	768,275	41,892	810,167
Total comprehensive income	-	-	-	-	-	24,274	(16,014)	8,260	2,239	10,499
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	3,521	3,521
Common stock issued for share-based plans	1,023	675	-	-	9,523	-	-	10,198	-	10,198
Net excess tax benefit from share-based compensation	-	-	-	-	(4,029)	-	-	(4,029)	-	(4,029)
Stock buyback	-	-	(466)	(11,009)	-	-	-	(11,009)	-	(11,009)
Share-based compensation	-	-	-	-	18,970	-	-	18,970	-	18,970
Restricted awards related to Pericom acquisition	-	-	-	-	4,680	-	-	4,680	-	4,680
Balance, December 31, 2015	48,614	$32,404	(466)	$(11,009)	$344,086	$514,280	$(84,416)	$795,345	$47,652	$842,997
Total comprehensive income	-	-	-	-	-	15,935	(28,250)	(12,315)	2,542	(9,773)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(5,746)	(5,746)
Common stock issued for share-based plans	762	515	-	-	(395)	-	-	120	-	120
Net excess tax benefit from share-based compensation	-	-	-	-	(567)	-	-	(567)	-	(567)
Stock buyback	-	-	(691)	(18,014)	-	-	-	(18,014)	-	(18,014)
Share-based compensation	-	-	-	-	13,978	-	-	13,978	-	13,978
Tax related to net share settlement	-	-	-	-	(2,528)	-	-	(2,528)	-	(2,528)
Balance, December 31, 2016	49,376	$32,919	(1,157)	$(29,023)	$354,574	$530,215	$(112,666)	$776,019	$44,448	$820,467

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,
	2016	2015	2014
Operating Activities
Net income	$18,477	$26,513	$65,633
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	78,482	71,504	68,857
Amortization of intangibles	20,483	8,596	7,914
Amortization of debt issuance costs	1,889	660	531
Share-based compensation	14,029	18,970	14,104
Excess tax benefit from share-based compensation	(1,078)	(829)	(6,018)
Loss (gain) on disposal of property, plant and equipment	1,091	1,440	(963)
Gain (loss) on securities carried at fair value	-	(400)	(1,364)
Deferred income taxes	(15,978)	1,484	(3,611)
Other	1,811	(135)	3,624
Changes in operating assets:
Accounts receivable	533	(9,710)	1,810
Inventories	5,176	(2,165)	(2,750)
Prepaid expenses and other current assets	2,456	12,115	(10,537)
Changes in operating liabilities:
Accounts payable	2,640	(8,617)	(9,512)
Accrued liabilities	(3,158)	8,365	2,187
Other liabilities	(8,623)	(1,015)	(3,584)
Income taxes payable	6,512	(8,665)	7,951
Net cash provided by operating activities	124,742	118,111	134,272

Investing Activities
Acquisitions, net of cash acquired	-	(348,887)	-
(Increase) decrease in restricted cash	(944)	786	2,872
Purchases of short-term investments	(23,459)	(57,878)	(18,839)
Sales of short-term investments	56,168	75,834	29,583
Purchases of equity securities	-	(4,553)	(1,842)
Proceeds from sale of equity securities	-	8,652	1,660
Purchases of property, plant and equipment	(58,549)	(133,244)	(57,766)
Proceeds from sales of property, plant and equipment	156	143	1,480
Other	(723)	(299)	84
Net cash used in investing activities	(27,351)	(459,446)	(42,768)

Financing Activities
Advance on lines of credit and short-term debt	9,000	1,228	6,778
Repayments on lines of credit and short-term debt	(9,000)	(4,287)	(11,400)
Taxes related to net share settlement	(2,528)	-	-
Net proceeds from the issuance of common stock	120	10,192	5,761
Excess tax benefit from share-based compensation	1,078	829	6,018
Proceeds from long-term debt	43,500	391,200	-
Debt issuance costs	(2,045)	(1,270)	-
Repayments of long-term debt	(79,913)	(65,986)	(42,677)
Repayments of capital lease obligations	(19)	(218)	(246)
Purchase of treasury stock	(18,014)	(11,009)	-
Dividend distribution to noncontrolling interest	(4,869)	-	(1,336)
Other	(768)	683	1,343
Net cash provided by (used in) financing activities	(63,458)	321,362	(35,759)

Effect of exchange rate changes on cash and cash equivalents	(4,566)	(4,592)	(9,380)
(Decrease) increase in cash and cash equivalents	29,367	(24,565)	46,365
Cash and cash equivalents, beginning of year	218,435	243,000	196,635
Cash and cash equivalents, end of year	$247,802	$218,435	$243,000

The accompanying notes are an integral part of these financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Twelve Months Ended December 31,
	2016	2015	2014
Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$11,708	$2,799	$3,276
Income taxes	$17,099	$17,229	$14,059

Non-cash activities:
Property, plant and equipment purchased on accounts payable	$6,393	$(4,498)	$(1,167)
Dividend accrued for noncontrolling interest	$(915)	$-	$(1,336)

Share-based awards issued for Pericom acquisition	$-	$(4,680)	$-

Acquisition:
Fair value of assets acquired	$-	$496,625	$-
Fair value of liabilities assumed	-	(88,284)	-
Less cash acquired	-	(54,774)	-
Net assets acquired	$-	$353,567	$-

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

Ship and debit reserves are recorded as a reduction to net sales with a corresponding reduction to accounts receivable. Stock rotation reserves are recorded as a reduction to net sales with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. Price protection reserves are recorded as a reduction to net sales with a corresponding increase in accrued liabilities. Net sales are reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $132.9 million, $113.5 million and $85.8 million in 2016, 2015 and 2014, respectively.

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

Allowance for doubtful accounts – We evaluate the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations, we record an allowance to reduce the receivable to the amount we reasonably believe will be collected from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of valuation allowance, which were approximately $2.1 million in 2016 and $2.7 million 2015.

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

Goodwill and other indefinite lived intangible assets – Goodwill is tested for impairment on an annual basis, on October 1, and between annual tests if indicators of potential impairment exist. We have the option to use the qualitative analysis method goodwill impairment test, which allows us to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. We are required to perform step one and calculate the fair value of our reporting units only if we conclude that it is more likely than not (that is, a likelihood of more than 50%) that a reporting unit’s fair value is less than its carrying value. The qualitative analysis, which is referred to as step zero, was performed and we considered all relevant factors specific to our reporting units. Some factors considered in step zero were macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, events affecting a reporting unit and other relevant entity-specific events. After our analysis no impairment was recorded in 2016 or 2015.

Impairment of long-lived assets – Our long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We consider assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2016, we expect the remaining carrying value of assets to be recoverable. No impairment of long-lived assets has been identified during any of the periods presented.

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

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. All deferred income taxes are classified as noncurrent assets or noncurrent liabilities on the consolidated balance sheet as of December 31, 2016 and 2015, respectively.

Research and development costs – Internally-developed research and development costs are expensed as incurred. Acquired in-process research and development (“IPR&D”) is capitalized as an indefinite-lived intangible asset and evaluated periodically for impairment. When the project is completed, an expected life is determined and the IPR&D is amortized as an expense over the expected life.

Shipping and handling costs – Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were approximately $14.2 million, $8.3 million and $10.8 million for the twelve months ended December 31, 2016, 2015 and 2014, respectively.

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

Derivative Instruments and Hedging Activities - FASB ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

For the twelve months ended December 31, 2016, 2015 and 2014, options and share grants outstanding totaling approximately 1.4 million shares, 1.4 million shares and 2.0 million shares have been excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

	Twelve Months Ended December 31,
	2016	2015	2014
Earnings (numerator)
Net income attributable to common stockholders	$15,935	$24,274	$63,678

Shares (denominator)
Weighted average common shares outstanding (basic)	48,597	48,210	47,184
Dilutive effect of stock options and stock awards outstanding	1,192	1,290	1,410
Adjusted weighted average common shares outstanding (diluted)	49,789	49,500	48,594

Earnings per share attributable to common stockholders
Basic	$0.33	$0.50	$1.35
Diluted	$0.32	$0.49	$1.31

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

Functional currencies and foreign currency translation – We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates on the balance sheet date. Net sales and expense for these subsidiaries are translated at the weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets. Included in other income are foreign exchange gains of $2.2 million, $1.3 million and $1.8 million for the twelve months ended December 31, 2016, 2015 and 2014, respectively.

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

Noncontrolling interest - Noncontrolling interest primarily relates to the minority investors’ share of the earnings of certain China and Taiwan subsidiaries. Noncontrolling interests are a separate component of equity and not a liability.   Increases or decreases in noncontrolling interest, due to changes in our ownership interest of the subsidiaries that leave control intact, are recorded as equity transactions. The noncontrolling interest in our subsidiaries and their equity balances are reported separately in the consolidated financial statements, and activities of these subsidiaries are included therein.

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

Comprehensive income (loss) – GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of accumulated other comprehensive income or loss include foreign currency translation adjustments and unrealized gain or loss on defined benefit plan. Accumulated other comprehensive loss was approximately $112.7 million, $84.4 million and $68.4 million at December 31, 2016, 2015 and 2014, respectively.

There is no income tax expense or benefit associated with each component of comprehensive income. As of December 31, the accumulated balance for each component of comprehensive income is as follows:

	2016	2015
Unrealized foreign currency losses	$(75,706)	$(36,164)
Unrealized gain on interest rate swap, net of tax	$2,317	$-
Unrealized loss on defined benefit plan	$(39,097)	$(31,320)

Reclassifications – Certain immaterial amounts from prior periods have been reclassified to conform to the current years’ presentation.

Recently Accounting Pronouncements - The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact to the Company’s financial statements:

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard sets forth a five-step revenue recognition model which replaces the current revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance.  To further assist with adoption and implementation of ASU 2014-09, the FASB issued the following ASUs:

•ASU 2016-08 (Issued March 2016) — Principal versus Agent Consideration (Reporting Revenue Gross versus Net)

•ASU 2016-10 (Issued April 2016) — Identifying Performance Obligations and Licensing

•ASU 2016-12 (Issued May 2016) — Narrow-Scope Improvements and Practical Expedients

•ASU 2016-20 (Issued December 2016) — Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

This standard is effective in the first quarter of 2018 for public companies and requires either a retrospective or a modified retrospective approach to adoption.  We will adopt this standard using the modified retrospective method.  We have established a cross-functional coordinated implementation team to implement ASU 2014-09. We are in the process of identifying and implementing changes to our systems, processes and internal controls to meet the reporting and disclosure requirements. We have engaged outside expertise to assist us in determining the effect this standard will have on our financial statements, to assist us in making necessary changes in our accounting practices and making certain we are capturing the necessary detail to fulfill the disclosure requirements promulgated in this standard.

Upon initial evaluation, we believe that the key revenue streams will be based on method of distribution. The key revenue streams identified are distribution and OEM sales which comprised the majority of our business. Based upon evaluation completed to-date, the Company believes that the pattern of revenue recognition for these revenue streams will be at a point-in-time consistent with current guidance.  The Company is still in the process of evaluating the impact of the standard and its effect on the Company’s financial statements and related disclosures.

ASU 2014-09 also introduces new qualitative and quantitative disclosure requirements about contracts with customers including revenue and impairments recognized, disaggregation of revenue and information about contract balance and performance obligations. Information is required about significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations Additional disclosures are required about assets recognized from the costs to obtain or fulfill a contract. The Company is still in the process of evaluating the disclosures to be presented, but expects the level of disclosures related to revenue recognition to increase.

ASU No.  2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern - This update provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This update is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company adopted this standard in fiscal year 2016 and there was no impact on its consolidated financial statements.

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30). Simplifying the Presentation of Debt Issuance Cost (“ASU 2015-03”). This standard requires that costs associated with the issuance of debt previously recorded as deferred assets on the balance sheet now are reported as a direct reduction of the related debt balance. This standard is effective for interim and annual periods beginning January 1, 2016, but early adoption is permitted. We adopted this standard in the first quarter of 2016 and applied the standard retrospectively to all prior periods presented. The adoption of ASU 2015-03 resulted in a $2.2 million retrospective reduction of both our other assets and long-term notes payable, net of current portion, as of December 31, 2015.  Adoption of this standard had no impact on the consolidated statements of operations.

ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”).   This standard requires in scope inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and requires prospective application, with earlier application permitted as of the beginning of an interim or annual reporting period. We anticipate adoption of this standard will have no material impact on our financial statements.

ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16"). This standard eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes became effective for fiscal years beginning after December 31, 2015. We adopted this standard in the first quarter of 2016 and had adjustments to the previously reported fair values recorded related to the Pericom transaction.  See Note 17 for additional information related to these adjustments. Adoption of this standard had no impact on the consolidated statements of operations.

ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) - In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its consolidated financial statements and has not elected early adoption as of the year ended December 31, 2016.  During 2017 we will be engaging accounting experts to assist us in the implementation of this new standard.

ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting - In March 2016, the FASB issued guidance to simplify the accounting for share-based payment transactions by requiring all excess tax benefits and deficiencies to be recognized in income tax expense or benefit in earnings, thus eliminating the requirement to classify the excess tax benefit and deficiencies as additional paid-in capital. Under the new guidance, an entity makes an accounting policy election to either estimate the expected forfeiture awards or account for forfeitures as they occur. This accounting guidance is effective for the Company beginning in the first quarter of 2017.   The Company has excess tax benefits for which a benefit could not be previously be recognized of approximately$13.6 million. Upon adoption of this pronouncement the Company will recognize approximately $13.6 million of additional deferred tax assets.

ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments - In November 2016, the FASB issued an accounting standard update related to the presentation of restricted cash in the Company’s Consolidated Statement of Cash Flows. The update requires that the Consolidated Statement of Cash Flows explain the change during the period in cash, cash equivalents, and restricted cash. Restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. This accounting guidance is effective for the Company beginning in the first quarter of 2018. The Company plans to adopt this guidance for our fiscal year beginning January 1, 2018, and the guidance will result in changes to the Company’s Consolidated Statement of Cash Flows such that restricted cash amounts will be included in the beginning-of-period and end-of-period cash and cash equivalents totals, and will have no impact on our results of operations.

ASU No. 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory.  This standard requires that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The amendments in this standard are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  The Company does not expect the adoption of this new standard to have a material effect on its financial statements.

ASU No. 2017-01, Clarifying the Definition of a Business.  This standard classifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This update is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods.

ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.  This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is evaluating the effect this new standard will have on its financial statements but will early adopt this standard.

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

As of December 31, 2016, we had short-term investments.  Trading securities held at December 31, 2015, were purchased on the open market and unrealized gains and losses are included in other income (expense). The trading securities are valued under the fair value hierarchy using Level 1 Inputs. Short-term investments of $29.8 million consist of investments such as time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. See Note 17, for additional information related to our interest rate swaps.  Generally, we can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of earned and future interest income. The short-term investments are valued under the fair value hierarchy using Level 2 Inputs.

Financial assets and liabilities carried at fair value as of December 31, 2016 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$29,842	$2,737	$27,105	$-	$-
Interest rate swap assets	2,317	-	2,317	-	-

Financial assets and liabilities carried at fair value as of December 31, 2015 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$64,685	$2,035	$62,650	$-	$-

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). We believe our long-term debt under our revolving credit facility approximates fair value and is valued under the fair value hierarchy using Level 2 Inputs. Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2016 and 2015.

Note 3 – Inventories

Inventories, stated at the lower of cost or market value, at December 31 were:

	2016	2015
Finished goods	$66,930	$70,668
Work-in-progress	45,408	46,061
Raw materials	81,145	86,103
	$193,483	$202,832

Note 4 – Property, Plant and Equipment

Property, plant and equipment at December 31 were:

	2016	2015
Buildings and leasehold improvements	$192,290	$183,174
Machinery and equipment	685,249	660,406
	877,539	843,580
Less: Accumulated depreciation and amortization	(535,407)	(479,898)
	342,132	363,682
Construction in-progress	24,049	39,426
Land	35,807	36,232
	$401,988	$439,340

Depreciation and amortization of property, plant and equipment was $78.5 million, $71.5 million and $68.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.   We have capital lease obligations totaling approximately $1.1 million and $0.2 million at December 31, 2016 and 2015, included in other long-term liabilities on the balance sheet.

Note 5 – Intangible Assets

Intangible assets subject to amortization at December 31 were as follows:

December 31, 2016
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$11,823	$(8,431)	$(255)	$3,137
Software license	3 years	1,212	(1,149)	(63)	-
Developed product technology	2-10 years	153,009	(41,416)	(6,299)	105,294
Customer relationships	12 years	62,093	(13,915)	(1,750)	46,428
Other	4-7 years	4,610	(4,336)	(75)	199
Total amortized intangible assets		232,747	(69,247)	(8,442)	155,058
Intangible assets with indefinite lives
In process research and development	Indefinite	10,700	-	-	10,700
Trademarks and trade names	Indefinite	10,303	-	(1,185)	9,118
Total Intangible assets with indefinite lives		21,003	-	(1,185)	19,818
Total intangible assets		$253,750	$(69,247)	$(9,627)	$174,876

December 31, 2015
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$11,823	$(7,722)	$(261)	$3,840
Software license	3 years	1,212	(1,212)	-	-
Developed product technology	2-10 years	152,309	(28,969)	(5,929)	117,411
Customer relationships	12 years	62,093	(8,491)	(1,460)	52,142
Other	4-7 years	4,610	(2,434)	(75)	2,101
Total amortized intangible assets		232,047	(48,828)	(7,725)	175,494
Intangible assets with indefinite lives
In process research and development	Indefinite	11,400	-	-	11,400
Trademarks and trade names	Indefinite	10,303	-	(788)	9,515
Total Intangible assets with indefinite lives		21,703	-	(788)	20,915
Total intangible assets		$253,750	$(48,828)	$(8,513)	$196,409

Amortization expense related to intangible assets subject to amortization was $20.5 million, $8.6 million and $7.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Amortization of intangible assets is as follows:

2017	$18,639
2018	17,758
2019	17,295
2020	15,289
2021 and thereafter	86,077
Total	$155,058

NOTE 6 – GOODWILL

Changes in goodwill for the years ended December 31 were as follows:

Balance at December 31, 2014	81,229
Acquisitions	54,280
Foreign currency translation adjustment	(2,596)
Balance at December 31, 2015	132,913
Pericom measurement period adjustment	2,741
Foreign currency translation adjustment	(6,242)
Balance at December 31, 2016	$129,412

NOTE 7 – BANK CREDIT AGREEMENTS AND OTHER SHORT-TERM AND LONG-TERM DEBT

On October 26, 2016, the Company and Diodes International B.V. (the “Foreign Borrower” and, collectively with the Company, the “Borrowers”), and certain subsidiaries of the Company as guarantors, entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders named therein, that amends and restates that certain Credit Agreement dated as of January 8, 2013, as previously amended (the “Prior Credit Agreement”). Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement.

The Credit Agreement rebalances the Company’s senior credit facilities under the Prior Credit Agreement from a $400,000,000 revolving senior credit facility and a $100,000,000 term loan to a $250,000,000 revolving senior credit facility (the “Revolver”), which includes a $10,000,000 swing line sublimit, a $10,000,000 letter of credit sublimit, and a $20,000,000 alternative currency sublimit, and a $250,000,000 term loan (the “Term Loan”). The Borrowers may from time to time request increases in the aggregate commitments under the Credit Agreement of up to a total of increases of $200,000,000, subject to the Lenders electing to increase their commitments or by means of the addition of new Lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the Revolver.

The Revolver and the Term Loan mature on October 26, 2021 (the “Maturity Date”). The Company used the proceeds of the Term Loan and a portion of the proceeds available under the Revolver to refinance certain existing indebtedness of the Borrowers and their subsidiaries under the Prior Credit Agreement and has used and plans to use proceeds available under the Revolver for working capital, capital expenditures, and other lawful corporate purposes, including, without limitation, financing permitted acquisitions.

The Credit Agreement contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases). These covenants are generally similar to the corresponding covenants in the Prior Credit Agreement, except that certain amounts permitted as exceptions to negative covenants restricting liens, indebtedness, investments, dispositions and restricted payments have been increased, and the maximum Consolidated Leverage Ratio set forth in the Credit Agreement has been increased. Under the Credit Agreement, restricted payments, including dividends and share repurchases, are permitted in certain circumstances, including while the Consolidated Leverage Ratio is at least 0.25 to 1.00 less than the maximum permitted under the Credit Agreement.

On February 13, 2017, the Company, the Foreign Borrower and certain subsidiaries of the Company as guarantors, entered into an Amendment No. 1 to Amended and Restated Credit Agreement and Limited Waiver (the “Amendment”) with Bank of America, N.A., as Administrative Agent, and the Lenders named therein, that among other things, does the following:  (a) expands the definition of cash equivalents to include certain cash equivalent investments made by foreign subsidiaries of the Company and held in foreign jurisdictions, and modifies the requirements for cash equivalent investments in money market investment programs, all as is more fully described in the Amendment; and (b) waives any Events of Default that have occurred prior to the date of the Amendment as a result of investments made by foreign subsidiaries of the Company in foreign financial products that were not permitted investments prior to giving effect to the Amendment, as is more fully described in the Amendment.

We maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $66.5 million. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand.  As of December 31, 2016, in addition to the Credit Agreement, our Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $66.0 million, with several financial institutions. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand, except for two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2016, there were no amounts outstanding on these credit lines.

        The unused and available credit under the various facilities as of December 31, 2016, was approximately $66.0 million (net of approximately $0.5 million credit used for import and export guarantee), as follows:

2016		Outstanding at December 31,
Lines of Credit	Terms	2016	2015
$66,455	Unsecured, interest at LIBOR plus margin, due quarterly	$-	$-

Long-term debt – The balances as of December 31, consist of the following:

	2016	2015
Notes payable to Taiwan bank, original principal amount of TWD 132 million, variable interest (approximately 1.9% as of December 31, 2015), matures July 6, 2021.	1,466	1,723
Term loan and revolver	428,375	464,500
Total long-term debt	429,841	466,223
Less: Current portion	(14,356)	(10,282)
Less: Unamortized debt issuance costs	(2,359)	(2,203)
Long-term debt, net of current portion	$413,126	$453,738

The table below sets forth the annual contractual maturities of long-term debt at December 31, 2016:

2017	$14,356
2018	20,611
2019	26,866
2020	33,122
2021	334,886
Total long-term debt	$429,841

NOTE 8 – CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease agreements are summarized as follows:

For years ending December 31,

2017	$677
2018	658
2019	465
2020	-
Thereafter	-
1,800
Less: Interest	(71)
Present value of minimum lease payments	1,729
Less: Current portion	(677)
Long-term portion	$1,052

At December 31, 2016, property under capital leases had a cost of $4.2 million, and the related accumulated depreciation was $2.5 million. Depreciation of assets held under capital lease is included in depreciation expense.

NOTE 9 – ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities and other current liabilities at December 31 were:

	2016	2015
Accrued expenses	$33,947	$34,108
Compensation and payroll taxes	23,720	23,867
Equipment purchases	6,377	13,060
Accrued pricing adjustments	3,817	3,767
Accrued professional services	2,645	2,082
Other	1,056	917
	$71,562	$77,801

Other long-term liabilities at December 31 were:

	2016	2015
Accrued defined benefit plan	$30,515	$30,406
Unrecognized tax benefits	15,340	20,933
Deferred grant and subsidy	18,259	20,361
Income tax contingencies	8,163	10,782
Deferred compensation	6,433	5,600
Other	2,663	2,071
	$81,373	$90,153

NOTE 10 – STOCKHOLDERS’ EQUITY

We have never declared or paid cash dividends on our Common Stock. Our credit agreement with Bank of America N.A. and other lenders parties permits us to pay dividends up to $3.0 million per fiscal year to its stockholders so long as we have not defaulted at the time of such dividend and no default would result from declaring or paying such dividend. The payment of dividends is within the discretion of our Board of Directors. See Note 7 for additional information regarding our credit agreements.

During November 2015 the Company’s board of directors authorized a share repurchase plan to repurchase up to an aggregate of $100 million of the Company’s outstanding common stock, $0.66 2/3 par value per share.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board of Directors.  During 2016 the Company repurchased 691,196 of its commons shares at a cost of $18.0 million and in 2015, the Company repurchased 466,010 of its common shares at a cost of $11.0 million. All purchases were made through open market transactions and were recorded as treasury stock.

NOTE 11 – INCOME TAXES

Income (loss) before income taxes	2016	2015	2014
U.S.	$(40,861)	$(21,091)	$392
Foreign	65,896	61,686	85,600
Total	$25,035	$40,595	$85,992

The components of the income tax provision (benefit) are as follows for the years ended December 31:

	2016	2015	2014
Current tax provision (benefit)
Federal	$-	$12	$285
Foreign	28,993	17,983	21,783
State	13	29	44
	29,006	18,024	22,112
Deferred tax provision (benefit)
Federal	(10,517)	(2,739)	2,996
Foreign	(13,847)	(1,063)	(4,244)
State	101	(228)	51
	(24,263)	(4,030)	(1,197)
Liability for unrecognized tax benefits	1,815	88	(556)
Total income tax provision	$6,558	$14,082	$20,359

Effective Tax Rate Reconciliation

Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2016, 2015, and 2014 is as follows:

	2016		2015		2014
		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings	Amount	earnings	Amount	earnings
Federal tax	$8,762	35.0	$14,214	35.0	$30,097	35.0
State income taxes, net of federal tax provision	(65)	(0.3)	(152)	(0.4)	18	-
Foreign income taxed at lower tax rates	(6,955)	(27.8)	(10,126)	(24.9)	(9,421)	(11.0)
U.S. tax impact of foreign operations	324	1.3	2,046	5.0	365	0.4
Foreign withholding taxes	4,834	19.3	2,268	5.6	3,694	4.3
Research and development	(2,241)	(9.0)	(2,068)	(5.1)	(2,666)	(3.1)
Liability for unrecognized tax benefits	1,815	7.3	88	0.2	(556)	(0.6)
Valuation allowance	(2,600)	(10.4)	3,580	8.8	876	1.0
Provision-to-return adjustments	(61)	(0.2)	994	2.4	(1,925)	(2.2)
Other	2,745	11.0	3,238	8.1	(123)	(0.1)
Income tax provision	$6,558	26.2	$14,082	34.7	$20,359	23.7

Uncertain Tax Positions

In accordance with the provisions related to accounting for uncertainty in income taxes, we recognize the benefit of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
Balance at January 1,	$26,503	$19,488	$20,710
Additions based on tax positions related to the current year	6,746	3,450	2,729
Additions for prior year tax positions	960	6,963	424
Reductions for prior year tax positions	(5,360)	(3,398)	(4,375)
Balance at December 31,	$28,849	$26,503	$19,488

If the $28.8 million of unrecognized tax benefits as of December 31, 2016 is recognized, approximately $28.3 million would affect the effective tax rate.   It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2008, or for the 2010 and 2011 tax years.  We are no longer subject to China income tax examinations by tax authorities for tax years before 2006.  With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, we are no longer subject to income tax audits for years before 2011. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our reserve for any adjustments that may result from future tax audits. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. We had an immaterial amount of accrued interest and penalties at December 31, 2016, 2015 and 2014.

Deferred Taxes

At December 31, 2016 and 2015, our deferred tax assets and liabilities are comprised of the following items:

	2016	2015
Deferred tax assets
Inventory cost	$6,923	$7,944
Accrued expenses and accounts receivable	2,112	2,206
Foreign tax credits	19,610	20,133
Research and development tax credits	13,633	12,306
Net operating loss carryforwards	37,379	25,878
Accrued pension	5,494	7,169
Share based compensation and others	16,992	18,238
	102,143	93,874
Valuation allowances	(32,082)	(35,738)
Total deferred tax assets, non-current	70,061	58,136
Deferred tax liabilities
Plant, equipment and intangible assets	(28,639)	(39,722)
Total deferred tax liabilities, non-current	(28,639)	(39,722)
Net deferred tax assets	$41,422	$18,414

We prospectively adopted ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-11”) effective in the first quarter of 2014.  ASU No. 2013-11 provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The $27.8 million net deferred tax asset presented on the balance sheet as of December 31, 2016, is net of $13.6 million of unrecognized tax benefits.  The $41.4 million net deferred tax asset presented above is prior to the net balance sheet presentation required by ASU 2013-11.  The $12.8 million net deferred tax assets presented as of December 31, 2015, is net of $5.6 million of unrecognized tax benefits.  The $18.4 million net deferred tax asset presented above is the net balance sheet presentation required by ASU 2013-11.

At December 31, 2016, we had federal and state tax credit carryforwards of approximately $26.8 million and $6.6 million, respectively, which are available to offset future income tax liabilities. The federal tax credit carryforwards begin to expire in 2017 and the state tax credit carryforwards will begin to expire in 2020. We determined that it is more likely than not that a portion of our federal foreign tax credit and federal and state research credit carryforwards will expire before they are utilized. The valuation allowances recorded against the related deferred tax assets totaled $22.4 million as of December 31, 2016.

At December 31, 2016, we had federal and state net operating loss (“NOL”) carryforwards of approximately $81.6 million and $3.7 million, respectively, and foreign NOL carryforwards of $26.3 million which are available to offset future taxable income. The federal NOL carryforwards will begin to expire in 2032. We determined that it is more likely than not that the U.S. federal NOL carryforwards will be utilized; thus, no valuation allowance has been recorded. The U.S. state NOL carryforwards will begin to expire in 2017. We determined that it is more likely than not that the U.S. state NOL carryforwards will expire before they are fully utilized and recorded a full valuation allowance on the related deferred tax assets. The foreign NOL carryforwards will begin to expire in 2020. We determined that it is more likely than not that a portion of the foreign NOL carryforwards will expire before they are fully utilized.  The valuation allowances recorded against the related deferred tax assets totaled $5.9 million as of December 31, 2016.

Supplemental Information

Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax; accordingly, U.S. taxes are not being recorded on undistributed foreign earnings. As of December 31, 2016, we had undistributed earnings from our non-U.S. operations of approximately $507.6 million (including approximately $38.9 million of restricted earnings which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $357.8 million of this total.  Additional federal and state income taxes of approximately $151.3 million would be required should such earnings be repatriated to the U.S. as dividends.

The impact of tax holidays decreased our tax expense by approximately $7.3 million, $2.9 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The benefit of the tax holidays on both basic and diluted earnings per share for the years ended December 31, 2016 was approximately $0.15. The benefit of the tax holidays on both basic and diluted earnings per share for the years ended December 31, 2015 and 2014 was approximately $0.6 and $0.05, respectively.

NOTE 12 – EMPLOYEE BENEFIT PLANS

Defined Benefit Plan

In connection with the Zetex acquisition, we adopted a contributory defined benefit plan that covers certain employees in the U.K. The defined benefit plan is closed to new entrants and frozen with respect to future benefit accruals. The retirement benefit is based on the final average compensation and service of each eligible employee. We determined the fair value of the defined benefit plan assets and utilize an annual measurement date of December 31. At subsequent measurement dates, defined benefit plan assets will be determined based on fair value. Defined benefit plan assets consist of a diverse range of listed and unlisted securities including corporate bonds and mutual funds and are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating the terms of the related pension liability. The net pension and supplemental retirement benefit obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets and mortality rates. These obligations and related periodic costs are measured using actuarial techniques and assumptions. The projected unit credit method is the actuarial cost method used to compute the pension liabilities and related expenses.  All unrecognized actuarial gains and losses, prior service costs and accumulated other comprehensive income are eliminated and the balance sheet liability is set equal to the funded status of the defined benefit plan at acquisition date.

The table below sets forth net periodic benefit costs of the plan for the years ended December 31, 2016 and 2015:

	Defined Benefit Plan

	2016	2015
Components of net periodic benefit cost:
Service cost	$270	$305
Interest cost	5,151	5,712
Recognized actuarial loss	993	1,429
Expected return on plan assets	(6,210)	(6,213)
Net periodic benefit cost	$204	$1,233

The table below sets forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	Defined Benefit Plan

	2016	2015
Change in benefit obligation:
Beginning balance	$145,019	$159,715
Service cost	270	305
Interest cost	5,151	5,712
Actuarial loss (gain)	29,793	(9,043)
Benefits paid	(6,816)	(4,072)
Currency changes	(26,616)	(7,598)
Benefit obligation at December 31	$146,801	$145,019

Change in plan assets:
Beginning balance - fair value	$116,386	$122,780
Employer contribution	2,105	3,144
Actual return on plan assets	28,422	514
Benefits paid	(6,816)	(4,072)
Currency changes	(21,439)	(5,980)
Fair value of plan assets at December 31	$118,658	$116,386
Underfunded status at December 31	$(28,143)	$(28,633)

Based on an actuarial study performed as of December 31, 2016, the plan is underfunded by approximately $28.1 million and the liability is reflected in our consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive loss was approximately $39.1 million.

We apply the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the twelve months ended December 31, 2016, the plan’s total recognized loss increased by approximately $7.2 million. The variance between the actual and expected return to plan assets during 2016 increased the total unrecognized net loss by approximately $22.2 million. The total unrecognized net loss is more than 10% of the projected benefit obligation and 10% of the plan assets.  Therefore, the excess amount will be amortized over the average term to retirement of plan participants not yet in receipt of pension, which as of December 31, 2016 the average term was approximately 13 years. The following weighted-average assumptions were used to determine net periodic benefit costs for the twelve months ended December 31:

	2016	2015
Discount rate	2.8%	4.0%
Expected long-term return on plan assets	5.4%	6.0%

The following weighted-average assumption was used to determine the benefit obligations at December 31:

	2016	2015
Discount rate	2.8%	4.0%

The expected long-term return on plan assets was determined based on historical and expected future returns of the various asset classes. The plan’s investment policy includes a mandate to diversify assets and invest in a variety of asset classes to achieve its expected long-term return and is currently invested in a variety of funds representing most standard equity and debt security classes. Trustees of the plan may make changes at any time. The table below sets forth the plan asset allocations of the assets in the plan and expected long-term return by asset category:

Asset category	Expected long-term return	Asset allocation
Growth assets	7.6%	61%
Hedging assets	2.0%	35%
Cash	0.3%	4%
Total	5.4%	100%

Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The table below sets forth the expected future benefit payments, including future benefit accrual, as of December 31, 2016:

2017	$3,379
2018	3,509
2019	3,651
2020	3,997
2021	4,374
2022-2025	21,265

We adopted a payment plan with the trustees of the defined benefit plan, in which we would make annual contributions each year through 2030, of approximately GPB 2 million (approximately $2.4 million based on a GBP:USD exchange rate of 1.2).  The annual contributions were expected to meet the deficit disclosed in the plan as of April 5, 2013 by December 31, 2030.  The trustees are required to review the funding position every three years, and a further review was carried out as of April 5, 2016. The outcome of the review, as agreed with the trustees during the first quarter of 2017, was that contributions would continue at the existing level until December 31, 2029.

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

The following table summarizes the major categories of the plan assets:

December 31, 2016
Asset category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,577	$5,752	$-	$7,329
Equity securities:
U.K.	-	2,327	-	2,327
North America	-	17,336	-	17,336
Europe (excluding U.K.)	-	5,416	-	5,416
Japan	-	2,837	-	2,837
Pacific Basin (excluding Japan)	-	1,270	-	1,270
Emerging markets	-	3,564	-	3,564
Fixed income securities:
Corporate bonds	-	6,671	-	6,671
Others	-	1,823	-	1,823
Index linked securities:
Others	-	43	-	43
Other types of investments:
Absolute return funds	-	1,897	-	1,897
Hedge funds	-	17,651	-	17,651
Development REITS	-	4,882	-	4,882
Insurance linked securities	-	3,755	-	3,755
Liability driven investments	-	41,758	-	41,758
Other	-	99	-	99
Total	$1,577	$117,081	$-	$118,658

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

We also have pension plans in Asia for which the benefit obligation, fair value of the plan assets and the funded status amounts are immaterial and therefore, not included in the amounts or assumptions above.

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

For the years ended December 31, 2016, 2015 and 2014, total amounts expensed under these plans were approximately $13.9 million, $14.0 million and $13.0 million, respectively.

Deferred Compensation Plan

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2016, these investments totaled approximately $6.3 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the deferred compensation plan liabilities.

Share-Based Plans

We maintain share-based compensation plans for our Board, officers and key employees, which provide for stock options and stock awards under our equity incentive plans, as described in Note 13.

NOTE 13 - SHARE-BASED COMPENSATION

The table below sets forth the line items where share-based compensation expense was recorded for the twelve months ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Cost of goods sold	$775	$716	$438
Selling, general and administrative expense	10,567	16,228	12,438
Research and development expense	2,687	2,026	1,228
Total share-based compensation expense	$14,029	$18,970	$14,104

The table below sets forth share-based compensation expense by type for the twelve months ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Stock options	$1,511	$2,516	$3,259
Share grants	12,518	16,454	10,845
Total share-based compensation expense	$14,029	$18,970	$14,104

In 2016, approximately $2.7 million of the decrease in share grant expense is related to reversal of previously recorded expense related to performance grants and in 2015 approximately $4.0 million of the increase in restricted stock expense was related to Diodes restricted stock grants issued as replacement for unvested Pericom employee awards outstanding at the date of the acquisition.

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

Share-based compensation expense for stock options granted during 2014 was calculated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

2014
Weighted-average grant date fair value (1)	$15.68
Weighted-average assumptions used:	53.36%
Expected volatility	7.2
Expected term (years)	2.08%
Risk-free interest rate	0.00%
Expected dividend yield
(1) No stock options were granted in 2016 or 2015.

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

Total cash received from option exercises was approximately $0.1 million, $10.2 million and $5.8 million during 2016, 2015 and 2014, respectively.

At December 31, 2016, unamortized compensation expense related to unvested options, net of estimated forfeitures, was approximately $1.2 million. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 1.1 years.

The table below sets forth a summary of activity in our stock option plans:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	3,126	$18.93
Granted	176	27.92
Exercised	(564)	10.37
Forfeited or expired	(2)	29.21
Outstanding at December 31, 2014	2,736	21.26
Granted	-	-
Exercised	(653)	15.63
Forfeited or expired	(20)	22.91
Outstanding at December 31, 2015	2,063	23.03
Granted	-	-
Exercised	(7)	18.48
Forfeited or expired	(223)	22.75
Outstanding at December 31, 2016	1,833	23.08	3.3	$6,597
Exercisable at December 31, 2016	1,706	22.83	3.2	$6,497

The table below sets forth information about stock options outstanding at December 31, 2016:

Plan	Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price
2001 Plan	$15.05-28.45	1,492	3.0	$22.50
2013 Plan	$23.35-27.92	341	4.9	$25.61

The table below summarizes information about stock options exercisable at December 31, 2016:

Share Grants—Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period. Since the approval of the 2013 Plan, all new grants are granted under the 2013 Plan, and we will not grant any further grants under our 2001 Plan.

The table below sets forth a summary of our non-vested share grants in 2016, 2015 and 2014:

Restricted Stock Grants	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested at January 1, 2014	1,131	$22.35
Granted	788	25.08
Vested	(346)	22.34
Forfeited	(38)	24.98
Nonvested at December 31, 2014	1,535	23.32
Granted	1,557	22.46
Vested	(370)	25.02
Forfeited	(43)	26.08
Nonvested at December 31, 2015	2,679	23.51	$61,247
Granted	880	18.63
Vested	(877)	18.92	$17,078
Forfeited	(62)	20.80
Nonvested at December 31, 2016	2,620	21.31	$67,247

Included in the restricted stock grant for 2015 were 724,000 shares granted to Pericom employees. During 2016, the Company paid $2.5 million in taxes related to the net share settlement on shares of stock that vested for Pericom employees. The total unrecognized share-based compensation expense as of December 31, 2015 was approximately $31.5 million, which is expected to be recognized over a weighted average period of approximately 2.7 years.

NOTE 14 – RELATED PARTY TRANSACTIONS

We conduct business with a related party company, Lite-On Semiconductor Corporation, and its subsidiaries and affiliates (“LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 16.7% of our outstanding Common Stock as of December 31, 2016, and is a member of the Lite-On Group of companies. We sold products to LSC totaling less than 1% of our net sales for the years ended December 31, 2016, 2015 and 2014, respectively.  Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. L.P. Hsu, a member of our Board of Directors serves as a consultant to LTC, and is a supervisor of the board of Nuvoton. We consider our relationships with LSC, a member of the Lite-On Group of companies, and Nuvoton to be mutually beneficial and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.   We sell products to, and purchase inventory from, companies owned by Keylink. We sold products to companies owned by Keylink, totaling approximately 1% of net sales for each of the years ended December 31, 2016, 2015 and 2014. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts paid to Keylink for the years ended December 31, 2016, 2015 and 2014 were approximately $16.1 million, $17.9 million and $19.4 million, respectively.   In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 5% joint venture partner in our two Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales and purchases from related parties for the twelve months ended December 31:

	2016	2015	2014
LSC
Net sales	$852	$588	$751
Purchases	$21,936	$22,378	$31,588
Keylink
Net sales	$9,125	$9,749	$9,465
Purchases	$5,054	$6,272	$8,122
Nuvoton
Purchases	$10,386	$12,598	$12,697

The table below sets forth accounts receivable from and accounts payable to related parties at December 31:

	2016	2015
LSC
Accounts receivable	$301	$55
Accounts payable	$4,333	$2,845
Keylink
Accounts receivable	$5,394	$4,112
Accounts payable	$4,295	$5,147
Nuvoton
Accounts payable	$950	$1,477

NOTE 15 – SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our CEO. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities.

Our primary operations include the operations in Asia, North America and Europe. The table below sets forth net sales by geographic areas based on the location of subsidiaries producing the net sales:

2016	Asia	North America	Europe	Consolidated
Total sales	$895,608	$109,442	$157,343	$1,162,393
Inter-company sales	(137,959)	(22,034)	(60,238)	(220,231)
Net sales	$757,649	$87,408	$97,105	$942,162

Property, plant and equipment	$329,587	$57,145	$15,256	$401,988
Assets	$948,923	$400,472	$179,157	$1,528,552

2015	Asia	North America	Europe	Consolidated
Total sales	$793,960	$143,800	$164,304	$1,102,064
Inter-company sales	(118,415)	(60,882)	(73,863)	(253,160)
Net sales	$675,545	$82,918	$90,441	$848,904

Property, plant and equipment	$362,186	$58,152	$19,002	$439,340
Assets	$969,352	$463,967	$165,508	$1,598,827

2014	Asia	North America	Europe	Consolidated
Total sales	$814,589	$154,861	$179,021	$1,148,471
Inter-company sales	(106,728)	(63,945)	(87,147)	(257,820)
Net sales	$707,861	$90,916	$91,874	$890,651

Property, plant and equipment	$262,582	$26,363	$20,986	$309,931
Assets	$874,331	$128,174	$176,652	$1,179,157

The accounting policies of the operating entities are the same as those described in the summary of significant accounting policies.

The table below sets forth net sales by country.  We report net sales based on “shipped to” customer locations as we believe this best represents where our customers’ business activities occur. “All others” represents countries with less than 3% of total net sales each.

		% of Total
2016	Net Sales	Net Sales
China	$548,015	58%
U.S.	79,869	8%
Korea	60,672	6%
Germany	61,415	7%
Singapore	48,464	5%
Taiwan	59,087	6%
All others	84,640	10%
Total	$942,162	100%

		% of Total
2015	Net Sales	Net Sales
China	$507,783	60%
U.S.	76,870	9%
Korea	66,605	8%
Germany	57,036	7%
Singapore	51,742	6%
Taiwan	30,127	4%
All others	58,741	6%
Total	$848,904	100%

		% of Total
2014	Net Sales	Net Sales
China	$555,478	62%
U.S.	82,599	9%
Korea	66,772	7%
Germany	59,240	7%
Singapore	49,191	6%
Taiwan	27,207	3%
All others	50,164	6%
Total	$890,651	100%

Major customers – No customer accounted for 10% or greater of our total net sales in 2016, 2015, and 2014.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating leases – We lease offices, manufacturing plants, equipment, vehicles and warehouses under operating lease agreements expiring through December 2020. Rental expense amounted to approximately $10.5 million, $10.1 million and $9.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.  We do not have purchase options related to the operating lease agreements. The table below sets forth the approximate amount for future minimum lease payments under non-cancelable operating leases at December 31, 2016:

2017	$10,863
2018	6,864
2019	6,182
2020	4,737
2021	3,469
Thereafter	3,743
$35,858

In addition, we have the following land right leases.    None of the leases requires a rental payment.

Location	Term (years)	Expiration Date
Chengdu, China	50	2061
Shanghai, China	50	2056
Shandong, China	50	2058
Shanghai, China	50	2058
Yangzhou, China	50	2065

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $15.6 million at December 31, 2016.

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

NOTE 17 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During November 2016, the Company entered into six interest rate swaps with a total notional amount of $150.0 million and a maturity date of October 26, 2021.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the twelve months ended December 31, 2016, the Company recorded no impacts related to hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2016, the Company recorded $0.1 million as interest expense.

The table below sets forth outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest rate swaps	6	$150,000

The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The table below sets forth the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2016 and December 31, 2015:

Fair Value of Derivative Instruments
Asset Derivatives				Liability Derivatives
December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Other assets	$3,052	N/A	$-	Other liabilities	$735	N/A	$-

The table below sets forth the effectiveness of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the twelve months ended December 31, 2016:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2016	2015		2016	2015		2016	2015
Interest rate products	$2,317	$-	Interest expense	$112	$-	N/A	$-	$-

At December 31, 2016, the fair value of derivatives in a net Asset position, which includes accrued interest but excludes any adjustments for nonperformance risk, related to these agreements was $2.3 million.  As of December 31, 2016, the Company had not posted any collateral related to these agreements.

NOTE 18 – BUSINESS COMBINATION

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

The results of operations of Pericom are included in our consolidated financial statements from November 24, 2015.  The consolidated revenue and earnings of Pericom included in our consolidated financial statements for the twelve months ended December 31, 2015 was approximately $14.6 million and $(1.0) million, respectively, which include acquisition accounting adjustments.  The purpose of the acquisition was to further our strategy of expanding market and growth opportunities through selected strategic acquisitions.

Under the acquisition accounting guidelines we were required to record all assets acquired and liabilities assumed at fair value, and recognize intangible assets and goodwill of the acquired business. The table below sets forth the preliminary fair values, adjustment and final values assigned to the assets and liabilities acquired in the Pericom acquisition.  The preliminary purchase price allocation was used to prepare pro forma adjustments in the pro forma condensed combined balance sheet and statements of earnings. U.S. GAAP permits companies to complete the final determination of the fair values of assets and liabilities up to one year from the acquisition date. The size and breadth of the Pericom acquisition necessitated the use of this one year measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date.  The final accounting for the Pericom acquisition resulted in changes in the line items shown under the “Measurement Period Adjustment” column in the table below.

	Preliminary November 24, 2015	Measurement Period Adjustments	Adjusted November 24, 2015
Assets acquired:
Cash and cash equivalents	$48,806	$-	$48,806
Short-term investments	72,537	-	72,537
Accounts receivable	22,740	-	22,740
Inventory	22,488	-	22,488
Prepaid expenses and other current assets	5,793	(1,622)	4,171
Fixed assets	72,210	-	72,210
Intangible assets	156,700	-	156,700
Goodwill	54,304	2,741	57,045
Other long-term assets	16,069	-	16,069
Total assets acquired	$471,647	$1,119	$472,766

Liabilities assumed:
Accounts payable	$16,925	$-	$16,925
Accrued liabilities and other	8,818	695	9,513
Income tax payable	1,498	333	1,831
Deferred tax liability	29,077	91	29,168
Other liabilities	12,155	-	12,155
Total liabilities assumed	68,473	1,119	69,592
Total net assets acquired	$403,174	$-	$403,174
Total net assets acquired, net of cash acquired	$354,368	$-	$354,368

The fair value of the significant identified intangible assets was estimated by using the market approach, income approach and cost approach valuation methodologies. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. The total amount of intangible assets acquired subject to amortization expense was $141 million, with a weighted-average amortization period 11.6 years.  We also acquired approximately $11.4 million of in process research and development. Goodwill arising from the acquisition is attributable to future income from new customer contracts, synergy of combined operations, the acquired workforce and future technology that has yet to be designed or even conceived.

We estimated the fair value of acquired receivables to be $22.8 million with a gross contractual amount of $24.9 million. We expected to collect substantially all of the acquired receivables. We evaluated and adjusted the acquired inventory for a reasonable profit allowance, which is intended to permit us to report only the profits normally associated with the activities following the acquisition as it relates to the work-in-progress and finished goods inventory. As such, we increased fair value of the inventory acquired from Pericom by approximately $6.1 million.  Subsequent to the closing date of the acquisition we expensed that increase into cost of goods sold, of which approximately $3.1 million was recorded in the fourth quarter of 2015 and $3.0 million recorded in the first quarter of 2016 as the acquired work-in-progress and finished goods inventory is sold.

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

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results that would have been obtained if the above acquisition had actually occurred as of the dates indicated or of those results that may be obtained in the future. The unaudited proforma consolidated results for December 31, 2015, exclude $10.0 million of acquisition related costs and $8.0 million of costs from Diodes restricted stock grants and change-in-control agreements for Pericom employees, and include additional amortization and depreciation of $12.0 million, additional interest expense of $11.0 million and additional income tax expense of $1.0 million. These unaudited pro forma consolidated results of operations were derived, in part, from the historical consolidated financial statements of Pericom and other available information and assumptions believed to be reasonable under the circumstances.  Pericom will be conformed to Diodes’ reporting calendar.

NOTE 19 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016
Net sales	$222,738	$236,645	$250,694	$232,085
Gross profit	64,220	74,817	80,623	67,263
Net income attributable to common shareholders	(1,733)	5,752	10,648	1,268
Earnings per share attributable to common shareholders
Basic	$(0.04)	$0.12	$0.22	$0.07
Diluted	$(0.04)	$0.12	$0.21	$0.07

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
Net sales	$206,182	$219,453	$208,888	$214,381
Gross profit	63,913	69,437	61,636	53,597
Net income attributable to common shareholders	11,132	15,078	2,837	(4,773)
Earnings per share attributable to common shareholders
Basic	$0.23	$0.31	$0.06	$(0.10)
Diluted	$0.23	$0.31	$0.06	$(0.10)

Note: The sum of the quarterly earnings per share may not equal the full year amount, as the computations of the weighted average number of common shares outstanding for each quarter and for the full year are performed independently.

During the fourth quarter of 2015, we acquired Pericom Semiconductor Corporation.  See Note 18 above for additional information.

NOTE 20 – SUBSEQUENT EVENT (unaudited)

In light of the landlord’s decision not to renew the KFAB lease when the current term expires, on February 14 we announced we had begun activities to transfer the KFAB wafer manufacturing operations to other Diodes’ wafer fabrication plants and external foundries. We expect to cease operations at KFAB late in third quarter 2017 and to vacate the premises no later than November 15, 2017. Employees will be offered retention and standard severance packages. Total KFAB shutdown costs are expected to be approximately $10.0 million to $12.0 million, on a pretax basis, which will be expensed and paid throughout 2017. Expenses to be incurred include cash costs of approximately $4.0 million for employee retention and severance, $2.0 million for contract termination costs, $2.0 million for equipment and building decommissioning costs as well as non-cash costs of $2.0 million for equipment impairment and $1.0 million of inventory write-off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew Lu	February 27, 2017
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Richard D. White	February 27, 2017
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2017.

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

/s/ Michael K.C. Tsai
MICHAEL K.C. TSAI
Director

INDEX TO EXHIBITS

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended.	10-Q	May 10, 2013	3.1
3.2	Amended By-laws of the Company amended as of January 6, 2016	8-K	January 11, 2016	3.1

4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1

10.1*	Stock Award Agreement, dated as of September 22, 2009, between the Company and Keh-Shew Lu	10-Q	May 9, 2014	10.6

10.2*	Confirmation Agreement, dated April 1, 2013, by and between Diodes Incorporated and Dr. Keh-Shew Lu	8-K	April 3, 2013	99.1

10.3*	Employment Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.1

10.4*	Stock Unit Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.3

10.5*	Amendment No. 1 to Employment Agreement dated as of February 22, 2017, between the Company and Dr. Keh-Shew Lu.	8-K	February 27, 2017	99.1

10.6*	Employment agreement between the Company and Mark King, dated August 29, 2005	8-K	September 2, 2005	10.2

10.7*	Form of Indemnification Agreement between the Company and its directors and executive officers	8-K	September 2, 2005	10.5

10.8*	Company’s 2001 Omnibus Equity Incentive Plan, as amended December 22, 2008	10-K	February 26, 2009	10.87

10.9*	Second Amended and Restated Deferred Compensation Plan effective January 1, 2009				X

10.10*	First Amendment to the Diodes Incorporated Second Amended and Restated Deferred Compensation Plan, effective June 1, 2013				X

10.11*	Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.1

10.12*	Form of Incentive Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.2

10.13*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.4

10.13.1*	Form of Restricted Stock Unit Agreement	8-K	February 27, 2017	99.2

10.13.2*	Form of Performance Stock Unit Agreement	8-K	February 27, 2017	99.3

10.14*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.80

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.15*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.81

10.16*	Form of Restricted Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.82

10.17*	Form of Restricted Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.83

10.18*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation Domestic Existing RSUs and Options)	S-8	June 30, 2016	99.2

10.19*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation International Existing RSUs and Options)	S-8	June 30, 2016	99.3

10.20	Kaihong Joint Venture Agreement between the Company and Mrs. J.H. Xing	10-K	April 1, 1996	10.17

10.21	Sale and Leaseback Agreement between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.46

10.22	Lease Agreement between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Company, Ltd.	10-Q	May 15, 2002	10.47

10.23	Lease Agreement for Plant #2 between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Equipment Limited	10-Q	August 9, 2004	10.52

10.24	Amendment to The Sale and Lease Agreement dated as January 31, 2002 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.56

10.25	Lease Agreement between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

10.26	Supplementary to the Lease agreement dated as September 30, 2003 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.27	Wafer purchase Agreement dated January 10, 2006 between Anachip Corporation and Lite-On Semiconductor Corporation	8-K	January 12, 2006	2.1

10.28	Supplementary to the Lease Agreement dated on September 5, 2004 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.29	Supplementary to the Lease Agreement dated on June 28, 2004 with Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.30	Agreement on Application, Construction and Transfer of Power Facilities, dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd.	10-Q	May 10, 2006	10.16

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.31	Amended and Restated Lease Agreement dated as of September 1, 2006, between Diodes FabTech Inc. with Townsend Summit, LLC	8-K	October 11, 2006	10.1

10.32	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.50

10.33	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.51

10.34	Supplementary Agreement dated December 31, 2007 to the Lease Agreement dated June, 28, 2004 for Leasing Diodes Shanghai New Building’s Fourth and Fifth Floor between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.35	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.54

10.36	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.5

10.37	Factory Building Lease Agreement dated March 1, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co. Ltd.	10-Q	August 11, 2008	10.6

10.38	Supplemental Agreement to the Factory Building Lease Agreement dated as of August 11, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 7, 2008	10.2

10.39	Distributorship Agreement dated November 1, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

10.40	Lease Facility Safety Management Agreement dated December 31, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.41	Second Supplemental Agreement to the Factory Building Lease Agreement dated August 19, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2009	10.1

10.42	Consulting Agreement dated January 1, 2009, between Diodes Incorporated and Keylink International (B.V.I.) Co., Ltd.	10-Q	May 8, 2009	10.1

10.43	Power Facility Construction Agreement dated October 29, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	March 1, 2010	10.97

10.44	First Amendment to the DSH #2 Building Lease Agreement dated December 31, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	March 1, 2010	10.98

10.45	Construction Project Contract between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-Q	May 7, 2010	10.2

10.46	Third Floor of the Accommodation Building Lease Agreement, dated April 12, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 7, 2010	10.3

10.47	Second Floor of the Accommodation Building Lease Agreement, dated September 1, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2010	10.1

10.48	Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.1

10.49	Supplementary Agreement to the Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.2

10.50	Joint Venture Agreement effective as of November 5, 2010 between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	November 12, 2010	99.1

10.51	Joint Venture Agreement Supplement Concerning the Establishment of Diodes Technology (Chengdu) Company Limited effective as of November 5, 2010, between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	November 12, 2010	99.2

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.52	Second Amendment to the DSH #2 Building Lease Agreement, dated November 15, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company, Ltd.	10-K	February 28, 2011	10.112

10.53	Power Facility Expansion Construction Contract, dated January 24, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company, Ltd.	10-K	February 28, 2011	10.113

10.54	First Floor of the Accommodation Building Agreement, dated June 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.1

10.55	Third Floor of the Dormitory Building Lease Agreement, dated July 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.2

10.56	Third Supplemental Agreement to the Factor Building Lease Agreement, dated May 16, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company, Ltd.	10-Q	November 9, 2011	10.3

10.57	Supplement Agreement to the Power Facility Construction Application Agreement, dated March 21, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company, Ltd.	10-Q	August 9, 2011	10.1

10.58	Plating Process Agreement made and entered into among Shanghai Kaihong Electronic Co., Ltd., Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology), Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-K	February 29, 2008	10.52

10.59	Construction Design Consulting Agreement between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation	10-Q	August 9, 2012	10.1

10.60	Second Supplementary Agreement, dated as of January 23, 2013, to the Investment Cooperation Agreement effective as of September 10, 2010, by and among Diodes Hong Kong Holding Company Limited, Diodes (Shanghai) Investment Company Limited, Diodes Technology (Chengdu) Company Limited, and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	10-K	February 27, 2013	10.75

10.61	DSH #2 Building Lease Agreement dated as of January 28, 2013 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	February 27, 2013	10.76

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.62	Supplement Agreement to Lease Agreement dated September 2013 between Shanghai Kaihong Electronic Co., Ltd and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	November 12, 2013	10.6

10.63	Construction Design Consulting Assignment Agreement Supplemental Agreement between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation	10-Q	August 8, 2013	10.1

10.64	Procurement Agreement, dated May 3, 2013, between Diodes Taiwan Inc. and Lite-On Technology Corporation	10-Q	August 8, 2013	10.2

10.65	Share Transfer Memorandum of Understanding, date June 18, 2013, among Diodes Incorporated, Chengdu Ya Guang Electronic Engineering Factory, and Zetex Chengdu Electronics Limited	10-Q	August 8, 2013	10.3

10.66	Plating Process Agreement between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited, dated February 8, 2013	10-Q	May 10, 2013	10.1

10.67	Equity Transfer Agreement, dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited	10-Q	May 9, 2014	10.1

10.68	Equity Transfer Agreement Amendment, dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited	10-Q	May 9, 2014	10.2

10.69	Fourth Supplemental Agreement to the Factory Building Lease Agreement, dated April 23, 2014, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 9, 2014	10.3

10.70	Plating Processing Agreement, dated February 28, 2014, between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited	10-Q	May 9, 2014	10.4

10.71	Amended Consulting Agreement dated as of January 1, 2015 between Diodes Incorporated and Keylink International (B.V.I) Co., Ltd.	10-K	March 2, 2015	10.78

10.72	Chemical Warehouse Lease Agreement, dated November 1, 2014 between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	March 2, 2015	10.79

10.73	Chemical Warehouse Lease Agreement between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 5, 2015	10.1

10.74	Fifth Supplemental Facility Lease Agreement between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 5, 2015	10.2

10.75	Property Lease Safety Agreement, dated July 2016, between Zetex (Chengdu) Electronics Ltd. and Chengdu Yaguang Electronic Co., Ltd.	10-Q	August 9, 2016	99.1

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.76	Property Lease Agreement, dated July 2016, between Zetex (Chengdu) Electronics Ltd. and Chengdu Yaguang Electronic Co., Ltd.	10-Q	August 9, 2016	99.2

10.77	2016 Amendment to Joint Venture Agreement, effective as of December 7, 2016, between Diodes (Shanghai) Investment Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	December 13, 2016	99.1

10.78	Diodes Zetex Pension Scheme Recovery plan, dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited				X

10.79	Diodes Zetex Pension Scheme Schedule of contributions, dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited				X

10.80	Framework Agreement, dated January 16, 2017, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, Diodes Incorporated, HR Trustees Limited, and Trustees				X

10.81	Guarantee, dated March 26, 2012, among Diodes Zetex Semiconductors Limited, Diodes Zetex Limited, HR Trustees Limited, and Trustees	10-Q	August 9, 2012	10.5

10.82	Diodes Zetex Pension Scheme Information Protocol, dated April 10, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.6

10.83	Legal Charge, dated March 26, 2012, among Zetex Semiconductors Limited, HR Trustees Limited, and Trustees	10-Q	August 9, 2012	10.7

10.84	Credit Agreement, dated March 21, 2011, between Mega International Commercial Bank and Diodes Taiwan Inc.	10-Q	August 9, 2011	10.2

10.85	Amended and Restated Credit Agreement, dated October 26, 2016, by and among Diodes Incorporated, Diodes International B.V., Diodes Holding B.V., Diodes Investment Company, Diodes FabTech Inc., Diodes Holdings UK Limited, Diodes Zetex Limited, Pericom Semiconductor Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto	8-K	November 1, 2016	10.1

10.85.1	Amendment No. 1 and Limited Waiver dated February 13, 2017 by and among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 10.85 above).	8-K	February 14, 2017	10.1

14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers

21	Subsidiaries of the Registrant				X

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.
**	Provided in the Corporate Governance portion of the Investor Relations section of the Company’s website at http://www.diodes.com.
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