Form 10-Q
period 2017-03-31
DIODES INC /DEL/
filed 2017-05-09
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 4, 2017 was  48,373,357.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$265,119	$247,802
Short-term investments	32,524	29,842
Accounts receivable, net of allowances of $2,096 and $2,141 at March 31, 2017 and December 31, 2016, respectively	204,972	217,217
Inventories	191,301	193,483
Prepaid expenses and other	45,333	44,438
Total current assets	739,249	732,782
Property, plant and equipment, net	405,247	401,988
Deferred income tax	61,559	56,047
Goodwill	131,059	129,412
Intangible assets, net	170,180	174,876
Other	33,711	33,447
Total assets	$1,541,005	$1,528,552

Liabilities
Current liabilities:
Accounts payable	$90,780	$87,600
Accrued liabilities	74,866	71,562
Income tax payable	6,282	11,855
Current portion of long-term debt	15,938	14,356
Total current liabilities	187,866	185,373
Long-term debt, net of current portion	400,493	413,126
Deferred tax liabilities	28,225	28,213
Other long-term liabilities	80,242	81,373
Total liabilities	696,826	708,085

Commitments and contingencies (See Note 8)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 48,348,953 and 48,219,376, issued and outstanding at March 31, 2017 and December 31, 2016, respectively	33,006	32,919
Additional paid-in capital	361,390	354,574
Retained earnings	535,708	530,215
Treasury stock, at cost, 1,157,206 shares held at March 31, 2017 and December 31, 2016	(29,023)	(29,023)
Accumulated other comprehensive loss	(101,841)	(112,666)
Total stockholders' equity	799,240	776,019
Noncontrolling interest	44,939	44,448
Total equity	844,179	820,467
Total liabilities and stockholders' equity	$1,541,005	$1,528,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$236,303	$222,738
Cost of goods sold	162,392	158,518
Gross profit	73,911	64,220

Operating expenses
Selling, general and administrative	39,690	39,454
Research and development	18,040	18,149
Amortization of acquisition related intangible assets	4,758	5,131
Restructuring expense	2,231	-
Other operating (income) expenses	(165)	31
Total operating expenses	64,554	62,765

Income from operations	9,357	1,455

Other income (expense)
Interest income	295	456
Interest expense	(3,485)	(2,512)
Currency, net	(3,794)	(1,279)
Other expense	(271)	(157)
Total other income (expense)	(7,255)	(3,492)

Income before income taxes and noncontrolling interest	2,102	(2,037)
Income tax provision (benefit)	560	(552)
Net income (loss)	1,542	(1,485)
Less net income attributable to noncontrolling interest	(325)	(248)
Net income (loss) attributable to common stockholders	$1,217	$(1,733)

Earnings (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.04)
Diluted	$0.02	$(0.04)
Number of shares used in earnings per share computation:
Basic	48,316	48,288
Diluted	49,663	48,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income (loss)	$1,542	$(1,485)
Unrealized gain (loss) on defined benefit plan, net of tax	856	(74)
Unrealized gain on interest rate swap, net of tax	527	-
Unrealized foreign currency gain, net of tax	9,442	2,878
Comprehensive income	12,367	1,319
Less: Comprehensive income attributable to noncontrolling interest	(325)	(248)
Total comprehensive income attributable to common stockholders	$12,042	$1,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities	$45,626	$25,453

Cash flows from investing activities
Decrease in restricted cash	854	3
Purchases of property, plant and equipment	(19,106)	(13,561)
Proceeds from sales of property, plant, and equipment	211	19
Purchases of short-term investments	(6,787)	(7,330)
Proceeds from maturity of short-term investments	4,588	29,289
Other	(155)	291
Net cash and cash equivalents (used in) provided by investing activities	(20,395)	8,711

Cash flows from financing activities
Taxes paid related to net share settlement	-	(2,335)
Debt issuance costs	(67)	(22)
Proceeds from long-term debt	7,500	1,500
Repayments of long-term debt	(18,701)	(15,569)
Net proceeds from issuance of common stock	2,166	5
Repayment of capital lease obligation and other	(1,238)	(843)
Net cash and cash equivalents used in financing activities	(10,340)	(17,264)

Effect of exchange rate changes on cash and cash equivalents	2,426	1,671
Increase in cash and cash equivalents	17,317	18,571
Cash and cash equivalents, beginning of period	247,802	218,435
Cash and cash equivalents, end of period	$265,119	$237,006

Supplemental disclosure
Non-cash financing activities:
Change in Accounts Payable related to the purchase of Property, plant and equipment	$(7)	$697

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements

Nature of Operations

Diodes Incorporated, together with its subsidiaries (collectively, the “Company,” “we” or “our”) (Nasdaq: DIOD), is a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. We serve the consumer electronics, computing, communications, industrial, and automotive markets. Our products include diodes, rectifiers, transistors, MOSFETs, protection devices, function-specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Our corporate headquarters and Americas’ sales office are located in Plano, Texas and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City and Zhubei City, Taiwan; Manchester, England; and Neuhaus, Germany. Our wafer fabrication facilities are located in Lee’s Summit, Missouri and Manchester, with an additional facility located in Shanghai, China. We have assembly and test facilities located in Shanghai, Jinan, Chengdu, and Yangzhou, China, as well as in Hong Kong, Neuhaus and Taipei. Additional engineering, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Manchester; Shanghai; Shenzhen, China; Seongnam-si, South Korea; and Munich, Germany, with support offices throughout the world.

Basis of Presentation

The condensed consolidated financial data at December 31, 2016 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2017 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2017.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact on the Company’s financial statements:

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

•ASU 2016-08 (Issued March 2016) — Principal versus Agent Consideration (Reporting Revenue Gross versus Net)

•ASU 2016-10 (Issued April 2016) — Identifying Performance Obligations and Licensing

•ASU 2016-12 (Issued May 2016) — Narrow-Scope Improvements and Practical Expedients

•ASU 2016-20 (Issued December 2016) — Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

This standard is effective in the first quarter of 2018 for public companies and requires either a full retrospective or a modified retrospective approach to adoption.  We will adopt this standard using the modified retrospective method.  We have established a cross-functional coordinated implementation team to implement ASU 2014-09. We are in the process of identifying and implementing changes to our systems, processes and internal controls to meet the reporting and disclosure requirements. We have engaged outside expertise to assist us in determining the effect this standard will have on our financial statements, to assist us in making necessary changes in our accounting practices and to assist us in making certain we are capturing the necessary detail to fulfill the disclosure requirements promulgated in this standard.

Upon initial evaluation, we believe that the key revenue streams will be based on method of distribution. The key revenue streams identified are distribution and OEM sales which comprise the majority of our business. Based upon evaluation completed to-date, the Company believes that the pattern of revenue recognition for these revenue streams will be at a point-in-time consistent with current guidance.  The Company has identified a number of variable consideration components within our contracts with customers. The Company is evaluating the impact to the current estimation processes related to the calculation of the consideration to which the entity is entitled and the related internal controls. The Company is still in the process of evaluating the remaining impacts of the standard and its effect on the Company’s financial statements and related disclosures.

ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”).   This standard requires in scope inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments do not apply to inventory that is measured using LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and requires prospective application.  We adopted this standard in the first quarter of 2017.  The adoption had no material impact on our financial statements.

ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) - In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its consolidated financial statements and has not elected early adoption as of the three months ended March 31, 2017.  During the first quarter of 2017 we have started the process to engage accounting experts to assist us in the implementation of this new standard.

ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting - In March 2016, the FASB issued guidance to simplify the accounting for share-based payment transactions by requiring all excess tax benefits and deficiencies to be recognized in income tax expense or benefit in earnings, thus eliminating the requirement to classify the excess tax benefit and deficiencies as additional paid-in capital. Under the new guidance, an entity makes an accounting policy election to either estimate the expected forfeiture awards or account for forfeitures as they occur. We adopted ASU No. 2016-09 during the first quarter of 2017 and as a result will account for forfeitures as they occur.  The effect of the adoption related to the income tax portion was an increase of $4.8 million to retained earnings and to deferred income tax assets.  The effect of the adoption related to forfeitures was an increase to additional paid in capital of $0.8 million, an increase to deferred tax assets of $0.3 million and a decrease to retained earnings of $0.5 million.

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) are calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS are calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. A total of 0.8 million and 2.6 million stock options and stock awards outstanding during the three months ended March 31, 2017 and 2016, respectively, were excluded from the calculation because the effect was anti-dilutive.

The table below sets forth the reconciliation between net income (loss) and the weighted average shares outstanding used for calculating basic and diluted EPS for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Earnings (numerator)
Net income (loss) attributable to common stockholders	$1,217	$(1,733)

Shares (denominator)
Weighted average common shares outstanding (basic)	48,316	48,288
Dilutive effect of stock options and stock awards outstanding	1,347	-
Adjusted weighted average common shares outstanding (diluted)	49,663	48,288

Earnings (loss) per share attributable to common stockholders
Basic	$0.03	$(0.04)
Diluted	$0.02	$(0.04)

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or market value:

	March 31, 2017	December 31, 2016
Finished goods	$52,659	$66,930
Work-in-progress	51,261	45,408
Raw materials	87,381	81,145
Total	$191,301	$193,483

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2016	$129,412
Foreign currency translation adjustment	1,647
Balance at March 31, 2017	$131,059

The table below sets forth the value of intangible assets, other than goodwill:

	March 31,	December 31,
	2017	2016
Intangible assets subject to amortization:
Gross carrying amount	$232,747	$232,747
Accumulated amortization	(74,006)	(69,247)
Foreign currency translation adjustment	(8,403)	(8,442)
Total	150,338	155,058
Intangible assets with indefinite lives:
Gross carrying amount	21,003	21,003
Foreign currency translation adjustment	(1,161)	(1,185)
Total	19,842	19,818
Total intangible assets, net	$170,180	$174,876

The table below sets forth amortization expense related to intangible assets subject to amortization for the three months ended March 31, 2017 and 2016:

Amortization expense	2017	2016
Three Months Ended March 31,	$4,758	$5,131

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended
	March 31,
	2017	2016
Domestic pre-tax income (loss)	$(13,211)	$(10,000)
Foreign pre-tax income	$15,313	$7,700
Income tax provision (benefit)	$560	$(552)
Effective tax rate	26.6%	27.1%
Impact of tax holidays on tax expense	$(963)	$(824)
Earnings per share impact of tax holidays
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

               The decrease in the effective tax rate over these comparable three month periods is primarily attributable to a significant change in the proportion of income generated in North America, Europe and Asia, and in both periods the effective tax rates were lower than the U.S. statutory rate of 35%, principally from the impact of income from lower-taxed jurisdictions.

   Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to US tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007, or for the 2010 tax year.  The Company is no longer subject to China income tax examinations by tax authorities for tax years before 2005. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of March 31, 2017, the gross amount of unrecognized tax benefits was approximately $29.7 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Cost of goods sold	$158	$201
Selling, general and administrative	3,304	3,704
Research and development	669	614
Total share-based compensation expense	$4,131	$4,519

The table below sets forth share-based compensation expense by type for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Stock options	$298	$488
Share grants	3,833	4,031
Total share-based compensation expense	$4,131	$4,519

Stock Options.    There was approximately $2.2 million in cash proceeds received from stock option exercises during the three months ended March 31, 2017.

As of March 31, 2017, total unrecognized share-based compensation expense related to unvested stock options was approximately $0.9 million, before income taxes, and is expected to be recognized over a weighted average period of less than 1 year.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.   We also have share grants that are performance based that vest upon achievement of certain performance criteria.  During the first quarter of 2017, the Company modified a previous performance-based award previously granted to our Chief Executive Officer.  The effect was to replace a performance-based grant covering 700,000 shares of the Company’s common stock with a performance-based grant covering 62,905 shares of the Company’s common stock and a restricted stock grant covering 62,905 of the Company’s common stock.  If certain performance criteria are met, Dr. Lu will receive 200% of the award or 125,810 shares.  The incremental expense if Dr. Lu received 200% of the PSU award is approximately $3.3 million.  The incremental expense of the restricted stock grant is approximately $1.7 million.

As of March 31, 2017, total unrecognized share-based compensation expense related to share grants was approximately $35.9 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.4 years.

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

The tables below set forth net sales based on the location of the subsidiary producing the net sale.

Three Months Ended
March 31, 2017	Asia	North America	Europe	Consolidated
Total sales	$218,343	$42,879	$41,018	$302,240
Intercompany elimination	(33,339)	(17,540)	(15,058)	(65,937)
Net sales	$185,004	$25,339	$25,960	$236,303

Three Months Ended
March 31, 2016	Asia	North America	Europe	Consolidated
Total sales	$209,750	$31,858	$40,279	$281,887
Intercompany elimination	(32,850)	(11,034)	(15,265)	(59,149)
Net sales	$176,900	$20,824	$25,014	$222,738

Geographic Information

The tables below set forth the amount of net sales that were derived from (shipped to) customers located in the following countries:

	Net Sales for the
	Three Months Ended		Percentage of
	March 31,		Net Sales
	2017	2016	2017	2016
China	$129,525	$128,882	55%	58%
United States	21,199	19,106	9%	9%
Korea	17,559	13,801	7%	6%
Germany	17,423	14,906	7%	7%
Singapore	11,491	12,079	5%	5%
Taiwan	15,499	13,886	7%	6%
All others (1)	23,607	20,078	10%	9%
Total	$236,303	$222,738	100%	100%
(1)	Represents countries with less than 3% of the total net sales each.

NOTE 8 – Commitments and Contingencies

Purchase commitments – As of March 31, 2017, we had approximately $33.7 million in non-cancelable purchase contracts related to capital expenditures, primarily related to Asia manufacturing facilities.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom.  As of March 31, 2017, the unfunded liability for this defined benefit plan was approximately $27.2 million.  We are obligated to make annual contributions, each year through December 2029, of approximately GPB 2 million (approximately $2.6 million based on a GBP:USD exchange rate of 1.3).  The trustees are required to review the funding position every three years and the most recent review was carried out as of April 5, 2016. The outcome of a review can change the amount of the payment.

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

NOTE 9 – Employee Benefit Plans

Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At March 31, 2017, these investments totaled approximately $6.6 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE 10 – Related Parties

We conduct business with a related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately16.7% of our outstanding Common Stock as of March 31, 2017, and is a member of the Lite-On Group of companies. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. L.P. Hsu, a member of our Board of Directors serves as a consultant to LTC, and is a supervisor of the board of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.   We sell products to, and purchase inventory from Keylink. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts paid to Keylink for the three months ended March 31, 2017 and 2016 were approximately $3.4 million and $4.1 million, respectively.  In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% joint venture partner in one of our Chengdu assembly and test facilities and is our 5% joint venture partner in our other Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth sales to, and purchases from, LSC, Nuvoton and Keylink:

	Three Months Ended
	March 31,
	2017	2016
LSC
Net sales	$231	$120
Purchases	$6,019	$5,210

Nuvoton
Purchases	$2,909	$2,947

Keylink
Net sales	$1,822	$1,911
Purchases	$1,078	$1,260

The table below sets forth accounts receivable from, and accounts payable to, LSC, Nuvoton and Keylink:

	March 31,	December 31,
	2017	2016
LSC
Accounts receivable	$239	$301
Accounts payable	$4,267	$4,333
Keylink
Accounts receivable	$4,762	$5,394
Accounts payable	$4,280	$4,295
Nuvoton
Accounts payable	$1,319	$950

NOTE 11 – Restructuring Costs

In February 2017, the Company announced its plan to transfer its wafer fabrication operation in Lee’s Summit, MO, (“KFAB”) to other Company-owned wafer fabrication plants and external foundries. The Company expects to cease operations at KFAB late in third quarter 2017 and to vacate the premises no later than November 15, 2017. Employees have been offered retention and standard severance packages.

Total KFAB shutdown costs are expected to be approximately $10 million to $12 million, on a pretax basis, which will be expensed and paid throughout 2017. The table below sets forth the costs recorded in accrued liabilities during the three months ended March 31, 2017, related to the KFAB shutdown:

Early supply contract termination	$ 2,231
Retention costs:
Cost of goods sold	490
Selling, general and administrative	91
Research and development	15
Total	$ 2,827

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and as identified under the heading “Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995” herein. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by our management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. We undertake no obligation to publicly release the results of any revisions to our forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events. Unless the context otherwise requires, the words “Diodes,” the “Company,” “we,” “us” and “our” refer to Diodes Incorporated and its subsidiaries.

This management’s discussion should be read in conjunction with the management’s discussion included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Form 10-K”), previously filed with Securities and Exchange Commission (“SEC”) on February 27, 2017.

Factors Relevant to Our Results of Operations for the Three Months Ended March 31, 2017

•

During the first quarter of 2017, we experienced a sequential increase in revenue of 1.8% due to increased sales in the European industrial market and strengthening demand in North America. When compared to the three months ended March 31, 2016, we had growth in the communications and automotive markets, that were somewhat offset by a decline in the consumer market;

•	Gross profit margin increased due to improved utilization and pricing.

•	Our wafer manufacturing plant located in Lee’s Summit, MO (“KFAB”) commenced production after a fire in November 2016 with stabilized output attained in March.

•	We recorded charges of $2.8 million related to the shut down and commencing the relocation of the manufacturing activities at KFAB;

•	In terms of our end markets, our automotive business continued to grow, increasing 25% over last year; and

•

We expect any future improvements in net income, if any, to result primarily from increases in sales volume and improvements in product mix, as well as manufacturing cost reduction in order to offset any reduction in the average selling prices of our products.  We have released new products for the consumer market, and we are beginning to see growth in the virtual reality market.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following table sets forth the percentage that certain items in the statements of operations bear to net sales.

	Percent of Net Sales
	Three Months Ended March 31,
	2017	2016
Net sales	100%	100%
Cost of goods sold	(69)	(71)
Gross profit	31	29
Total operating expenses	27	28
Income from operations	4	1
Total other expense	(3)	(2)
Income before income taxes and noncontrolling interest	1	(1)
Income tax provision (benefit)	-	-
Net income	1	(1)
Net income attributable to common stockholders	1	(1)

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	Three Months Ended
	March 31,
	2017	2016	Increase/(Decrease)	% Change
Net sales	$236,303	$222,738	$13,565	6.1%
Cost of goods sold	162,392	158,518	3,874	2.4%
Gross profit	73,911	64,220	9,691	15.1%
Total operating expenses	64,554	62,765	1,789	2.9%
Interest income	295	456	(161)	(35.3%)
Interest expense	(3,485)	(2,512)	973	38.7%
Currency, net	(3,794)	(1,279)	2,515	196.6%
Other expense	(271)	(157)	114	72.6%
Income tax provision (benefit)	560	(552)	1,112	201.4%

Net sales increased approximately $13.6 million for the three months ended March 31, 2017, compared to the same period last year. Revenue grew due to increases in the communications and automotive markets with a partial offset in the consumer market.

Cost of goods sold increased approximately $3.9 million for the three months ended March 31, 2017, compared to the same period last year.  Cost of goods was positively impacted in 2017 by receipt of $3.7 million of business interruption insurance received related to the fire at KFAB.  As a percent of sales, cost of goods sold was 69% for the three months ended March 31, 2017 compared to 71% for the same period last year. Average unit cost decreased 18.1% for the three months ended March 31, 2017, compared to the same period last year, due to lower costs in our China manufacturing operations. For the three months ended March 31, 2017, gross profit increased approximately 15.1% when compared to the same period last year. Gross profit margin for the three month periods ended March 31, 2017 and 2016 was 31.3% and 28.8%, respectively.

Operating expenses for the three months ended March 31, 2017 increased approximately $1.8 million, or 2.9%, compared to the same period last year. Selling, general and administrative expenses (“SG&A”) increased approximately $0.2 million but was partially offset by a decrease in research and development expenses (“R&D”) of approximately $0.1 million.  Amortization of acquisition related intangibles decreased approximately $0.4 million reflecting the full amortization of a portion of our intangible assets. SG&A, as a percentage of sales, was 16.8% and 17.7% for the three months ended March 31, 2017 and 2016, respectively. R&D, as a percentage of sales, was 7.6% and 8.1% for the three months ended March 31, 2017 and 2016, respectively.  The three months ended March 31, 2017, included $2.2 million related to preparations to shut down the KFAB facility.

Interest income decreased for the three months ended March 31, 2017 due to a lower amount of invested funds.  The increase in interest expense for the three months ended March 31, 2017 is due to higher interest rates on the floating rate portion of the borrowings to effect the Pericom acquisition.   Expense related to foreign currency changes increased $2.5 million due to a stronger Taiwan dollar.

We recognized an income tax expense of approximately $0.6 million for the three months ended March 31, 2017 and income tax benefit of approximately $0.6 million for the three months ended March 31, 2016. The increase in income taxes for 2017 compared to 2016 is attributable to the increase in pretax net income.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. banking credit facility (the “U.S. Credit Facility”) under which we may draw up to $250 million on a revolving basis, in addition to a $250 million term loan included in the U.S. Credit Facility.  The U.S. Credit Facility matures October 26, 2021.  The term loan portion of the U.S. Credit Facility is repayable in part through quarterly installments that increase over time from $3.1 million per quarter in the current year of the U.S. Credit Facility to $9.4 million per quarter in the final year of the U.S. Credit Facility. We may from time to time request increases in the aggregate commitments under the U.S. Credit Facility of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the revolving portion of the U.S. Credit Facility.  The U.S. Credit Facility bears interest at LIBOR or similar indices plus a specified margin.  The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  At March 31, 2017, we owed $417.3 million under the U.S. Credit Facility, $180.5 million of which was drawn under the revolving portion and $236.8 million of which was outstanding under the term loan.

In addition to our U.S. Credit Facility, we maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $67.6 million. As of March 31, 2017, in addition to the U.S. Credit Facility, our Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $67.2 million, with several financial institutions. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand.  Our foreign credit lines include two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At March 31, 2017, there were no amounts outstanding on these credit lines.  We also have a note payable to a bank located in Taiwan with a variable interest rate maturing July 6, 2021.  At March 31, 2017 approximately $1.5 million was outstanding under this loan.

Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At March 31, 2017 and December 31, 2016, our working capital was $551.4 million and $547.4 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the three months ended March 31, 2017 and 2016 were $19.1 million and $13.6 million, respectively. For the first three months of 2017 capital expenditures were approximately 8% of our net sales, which is in line with our capital spending target range of 5% to 9% of net sales.

We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.  As of March 31, 2017, our foreign subsidiaries held approximately $290.0 million of cash, cash equivalents and investments of which approximately $217.1 million would be subject to a potential tax if repatriated to the U.S. as dividends.

As of March 31, 2017, we had short-term investments totaling $32.5 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

Share Repurchase Program

During 2015, our Board of Directors (“Board”) approved a stock repurchase program.  The Board authorized the repurchase of up to an aggregate of $100.0 million of our outstanding Common Stock, $0.66 2/3 par value per share.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board.  Currently there is approximately $71.0 million available for repurchase of outstanding common stock under this publicly announced repurchase program.  No shares were repurchased during the three months ended March 31, 2017.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our primary cash and cash equivalents increased from $247.8 million at December 31, 2016 to $265.1 million at March 31, 2017.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2017	2016	Change
Cash flows from operating activities	$ 45,626	$ 25,453	$ 20,173
Net cash and cash equivalents (used in) provided by investing activities	(20,395)	8,711	(29,106)
Net cash and cash equivalents used in financing activities	(10,340)	(17,264)	6,924
Effect of exchange rate changes on cash and cash equivalents	2,426	1,671	755
Net increase (decrease) in cash and cash equivalents	$ 17,317	$ 18,571	$ (1,254)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2017 was $45.6 million.  Net cash flow provided by operating activities resulted from net income of $1.5 million, depreciation and amortization of $23.4 million, share-based compensation of $4.1 million and an increase in noncash working capital accounts of $18.7 million. Net cash provided by operating activities for the three months ended March 31, 2016 was $25.5 million.  Net cash flow provided by operating activities resulted from a net loss of $1.5 million and a decrease in working capital accounts of $2.9 million, offset by depreciation and amortization of $25.2 million and share-based compensation of $4.5 million.

Investing Activities

Net cash used in investing activities was $20.4 million for the three months ended March 31, 2017, compared to net cash provided by investing activities of $8.7 million for the same period last year. Net cash used in investing activities was primarily due to the purchase of property, plant and equipment of $19.1 million, and purchases of short-term investments of $6.8 million, partially offset by net funds received from the sale and purchase of short-term investments of $4.6 million.

Financing Activities

Net cash used in financing activities was $10.3 million for the three months ended March 31, 2017, compared to net cash used in financing activities of $17.3 million in the same period last year. Net cash used in 2017 consisted primarily of repayments of long-term debt. Net cash used in 2016 consisted primarily of repayments on lines of credit and long-term debt, partially offset by proceeds from issuance of common stock.

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

Contractual Obligations

There have been no material changes in any of our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 27, 2016.

Critical Accounting Policies

No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 27, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 27, 2017.

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of our management, carried out an evaluation, as of March 31, 2017, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended March 31, 2017, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently a party to any pending litigation that we consider material.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 27, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-Q	May 10, 2013	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	Amendment No. 1 to Amended and Restated Credit Agreement and Limited Waiver, dated February 13, 2017, by and among Diodes Incorporated, Diodes International B.V., Diodes Holding B.V., Diodes Investment Company, Diodes FabTech Inc., Diodes Holdings UK Limited, Diodes Zetex Limited, Pericom Semiconductor Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto.	8-K	February 14, 2017	10.1
10.2*	Amendment No. 1 to Employment Agreement, between Diodes Incorporated and Dr. Keh-Shew Lu, effective as of February 22, 2017.	8-K	February 27, 2017	99.1
10.3*	Form of Restricted Stock Unit Award	8-K	February 27, 2017	99.2
10.4*	Form of Performance Stock Unit Award	8-K	February 27, 2017	99.3
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2**	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.
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

DIODES INCORPORATED
(Registrant)

May 9, 2017	By: /s/ Keh-Shew Lu
Date	KEH SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2017	By: /s/ Richard D. White
Date	RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial Officer)

May 9, 2017	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE Corporate Controller
(Principal Accounting Officer)