Form 10-Q
period 2017-06-30
DIODES INC /DEL/
filed 2017-08-08
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s Common Stock outstanding as of August 4, 2017 was 49,073,317.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$266,605	$247,802
Short-term investments	16,420	29,842
Accounts receivable, net of allowances of $2,981 and $2,141 at June 30, 2017 and December 31, 2016, respectively	223,011	217,217
Inventories	207,726	193,483
Prepaid expenses and other	44,671	44,438
Total current assets	758,433	732,782
Property, plant and equipment, net	427,068	401,988
Deferred income tax	62,114	56,047
Goodwill	132,290	129,412
Intangible assets, net	165,696	174,876
Other	33,528	33,447
Total assets	$1,579,129	$1,528,552

Liabilities
Current liabilities:
Accounts payable	$110,338	$87,600
Accrued liabilities	88,543	71,562
Income tax payable	265	11,855
Current portion of long-term debt	17,895	14,356
Total current liabilities	217,041	185,373
Long-term debt, net of current portion	383,336	413,126
Deferred tax liabilities	28,587	28,213
Other long-term liabilities	82,858	81,373
Total liabilities	711,822	708,085

Commitments and contingencies (See Note 8)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 48,734,340 and 48,219,376, issued and outstanding at June 30, 2017 and December 31, 2016, respectively	33,263	32,919
Additional paid-in capital	370,344	354,574
Retained earnings	548,887	530,215
Treasury stock, at cost, 1,157,206 shares held at June 30, 2017 and December 31, 2016	(29,023)	(29,023)
Accumulated other comprehensive loss	(97,001)	(112,666)
Total stockholders' equity	826,470	776,019
Noncontrolling interest	40,837	44,448
Total equity	867,307	820,467
Total liabilities and stockholders' equity	$1,579,129	$1,528,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$264,224	$236,645	$500,527	$459,383
Cost of goods sold	174,085	161,828	336,477	320,346
Gross profit	90,139	74,817	164,050	139,037

Operating expenses
Selling, general and administrative	39,697	41,390	79,387	80,844
Research and development	19,796	17,010	37,836	35,159
Amortization of acquisition related intangible assets	4,646	5,131	9,404	10,262
Restructuring expense	1,838	-	4,069	-
Other operating expenses	334	9	169	40
Total operating expenses	66,311	63,540	130,865	126,305

Income from operations	23,828	11,277	33,185	12,732

Other income (expense)
Interest income	308	298	603	754
Interest expense	(3,447)	(3,684)	(6,932)	(6,196)
Foreign currency (loss) gain, net	(1,628)	673	(5,422)	(606)
Other income	802	228	531	71
Total other income (expense)	(3,965)	(2,485)	(11,220)	(5,977)

Income before income taxes and noncontrolling interest	19,863	8,792	21,965	6,755
Income tax provision	6,039	2,396	6,599	1,844
Net income	13,824	6,396	15,366	4,911
Less net income attributable to noncontrolling interest	(645)	(644)	(970)	(892)
Net income attributable to common stockholders	$13,179	$5,752	$14,396	$4,019

Earnings per share attributable to common stockholders:
Basic	$0.27	$0.12	$0.30	$0.08
Diluted	$0.26	$0.12	$0.29	$0.08
Number of shares used in earnings per share computation:
Basic	48,518	48,383	48,418	48,336
Diluted	49,944	49,500	49,807	49,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$13,824	$6,396	$15,366	$4,911
Unrealized (loss) on defined benefit plan, net of tax	(2,238)	(5,087)	(1,382)	(5,161)
Unrealized (loss) on interest rate swap, net of tax	(647)	-	(120)	-
Unrealized foreign currency gain (loss), net of tax	7,725	(10,653)	17,167	(7,775)
Comprehensive income (loss)	18,664	(9,344)	31,031	(8,025)
Less: Comprehensive income attributable to noncontrolling interest	(645)	(644)	(970)	(892)
Total comprehensive income (loss) attributable to common stockholders	$18,019	$(9,988)	$30,061	$(8,917)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities	$65,437	$41,860

Cash flows from investing activities
Decrease in restricted cash	650	36
Purchases of property, plant and equipment	(43,883)	(29,072)
Purchases of short-term investments	(9,821)	(13,238)
Proceeds from maturity of short-term investments	24,108	32,771
Other	(553)	(664)
Net cash and cash equivalents used in investing activities	(29,499)	(10,167)

Cash flows from financing activities
Advances on lines of credit and short-term debt	392	-
Taxes paid related to net share settlement	(128)	(2,494)
Debt issuance costs	(83)	(307)
Proceeds from long-term debt	7,500	1,500
Repayments of long-term debt	(34,404)	(55,641)
Net proceeds from issuance of common stock	6,666	5
Repayment of capital lease obligation	(378)	(262)
Dividend distribution to noncontrolling interest	(3,282)	-
Other	308	-
Net cash and cash equivalents used in financing activities	(23,409)	(57,199)

Effect of exchange rate changes on cash and cash equivalents	6,274	(375)
Change in cash and cash equivalents	18,803	(25,881)
Cash and cash equivalents, beginning of period	247,802	218,435
Cash and cash equivalents, end of period	$266,605	$192,554

Supplemental disclosure
Non-cash financing activities:
Increase in Accounts Payable related to the purchase of Property, plant and equipment	$(13,840)	$(1,925)

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

Basis of Presentation

The condensed consolidated financial data at December 31, 2016 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2017 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2017.

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

•ASU 2016-08 (Issued March 2016) — Principal versus Agent Consideration (Reporting Revenue Gross versus Net)

•ASU 2016-10 (Issued April 2016) — Identifying Performance Obligations and Licensing

•ASU 2016-12 (Issued May 2016) — Narrow-Scope Improvements and Practical Expedients

•ASU 2016-20 (Issued December 2016) — Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

This standard is effective in the first quarter of 2018 for public companies and requires either a full retrospective or a modified retrospective approach to adoption.  We will adopt this standard using the modified retrospective method.  We have established a cross-functional coordinated implementation team to implement ASU 2014-09. We have completed our initial diagnostic assessment and are in the process of identifying and implementing changes to our systems, processes and internal controls to meet the reporting and disclosure requirements. We continue to engage outside expertise to assist us in determining the effect this standard will have on our financial statements, to assist us in making necessary changes in our accounting practices and to assist us in making certain we are capturing the necessary detail to fulfill the disclosure requirements promulgated in this standard.

Based upon our initial diagnostic assessment, we believe the key revenue streams will be based on method of distribution. The key revenue streams identified are distribution and OEM sales which comprise the majority of our business. Based upon the results of the diagnostic assessment, the Company believes that the pattern of revenue recognition for these revenue streams will be at a point-in-time consistent with current guidance.  The Company is evaluating if there are multiple performance obligations within its contracts. The Company has identified a number of variable consideration components within our contracts with customers and is in process of quantifying the overall impact related to the consideration to which the entity is entitled.  Additionally, the Company is evaluating the impact to the current estimation processes and the related internal controls. The Company continues to evaluate the remaining impacts of the standard and its effect on the Company’s financial statements and related disclosures.

ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) - In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its consolidated financial statements and has not elected early adoption as of the period ended June 30, 2017.  During the second quarter of 2017 we engaged accounting experts to assist us in the implementation of this new standard, and those experts have started data gathering and assessment of our outstanding leases.

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

ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting - In May 2017, the FASB issued guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification.  Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted.  This new guidance will only affect the Company if it modifies stock awards in the future.

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) are calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS are calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. A total of 0.9 million and 1.9 million stock options and stock awards outstanding during the three months ended June 30, 2017 and 2016, respectively, and 0.8 million and 1.9 million stock options and stock awards outstanding during the six months ended June 20, 2017 and 2016, respectively, were excluded from the calculation because the effect was anti-dilutive.

The table below sets forth the reconciliation between net income (loss) and the weighted average shares outstanding used for calculating basic and diluted EPS for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Earnings (numerator)
Net income attributable to common stockholders	$13,179	$5,752	$14,396	$4,019

Shares (denominator)
Weighted average common shares outstanding (basic)	48,518	48,383	48,418	48,336
Dilutive effect of stock options and stock awards outstanding	1,426	1,117	1,389	1,044
Adjusted weighted average common shares outstanding (diluted)	49,944	49,500	49,807	49,380

Earnings per share attributable to common stockholders
Basic	$0.27	$0.12	$0.30	$0.08
Diluted	$0.26	$0.12	$0.29	$0.08

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or market value:

	June 30, 2017	December 31, 2016
Finished goods	$57,709	$66,930
Work-in-progress	56,007	45,408
Raw materials	94,010	81,145
Total	$207,726	$193,483

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2016	$129,412
Foreign currency translation adjustment	2,878
Balance at June 30, 2017	$132,290

The table below sets forth the value of intangible assets, other than goodwill:

	June 30,	December 31,
	2017	2016
Intangible assets subject to amortization:
Gross carrying amount	$232,747	$232,747
Accumulated amortization	(78,653)	(69,247)
Foreign currency translation adjustment	(8,318)	(8,442)
Total	145,776	155,058
Intangible assets with indefinite lives:
Gross carrying amount	21,003	21,003
Foreign currency translation adjustment	(1,083)	(1,185)
Total	19,920	19,818
Total intangible assets, net	$165,696	$174,876

The table below sets forth amortization expense related to intangible assets subject to amortization for the three and six months ended June 30, 2017 and 2016:

Amortization expense	2017	2016
Three months ended June 30,	$4,646	$5,131
Six months ended June 30,	$9,404	$10,262

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Domestic pre-tax income (loss)	$(22,032)	$5,075	$(35,243)	$(4,621)
Foreign pre-tax income	$41,895	$3,717	$57,208	$11,376
Income tax provision	$6,039	$2,396	$6,599	$1,844
Effective tax rate	30.4%	27.3%	30.0%	27.3%
Impact of tax holidays on tax expense	$(857)	$(1,283)	$(1,820)	$(2,107)
Earnings per share impact of tax holidays
Basic	$0.02	$0.02	$0.04	$0.04
Diluted	$0.02	$0.02	$0.04	$0.04

               The increase in the effective tax rate over the three and six months ended June 30, 2017 when compared to the three and six months ended June 30, 2016, is primarily attributable to changes in the proportion of income generated in North America, Europe and Asia, and the impact of ASU 2016-09 related to the treatment of equity based compensation. In both periods the effective tax rates were lower than the  U.S. statutory rate of 35%, principally from the impact of income from lower-taxed jurisdictions.

   Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to US tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.

  The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007, or for the 2010 tax year.  The Company is no longer subject to China income tax examinations by tax authorities for tax years before 2005. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of June 30, 2017, the gross amount of unrecognized tax benefits was approximately $30.6 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of goods sold	$153	$236	$311	$437
Selling, general and administrative	3,993	3,632	7,297	7,336
Research and development	688	693	1,357	1,307
Total share-based compensation expense	$4,834	$4,561	$8,965	$9,080

The table below sets forth share-based compensation expense by type for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	$301	$420	$598	$908
Share grants	4,533	4,141	8,367	8,172
Total share-based compensation expense	$4,834	$4,561	$8,965	$9,080

Stock Options.    There was approximately $6.7 million in cash proceeds received from stock option exercises during the six months ended June 30, 2017.

As of June 30, 2017, total unrecognized share-based compensation expense related to unvested stock options was approximately $0.6 million, before income taxes, and is expected to be recognized over a weighted average period of less than 1 year.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.   We also have share grants that are performance based that vest upon achievement of certain performance criteria.  During the six months ended June 30, 2017, the Company modified a previous performance-based award previously granted to our Chief Executive Officer.  The effect was to replace a performance-based grant covering 700,000 shares of the Company’s common stock with a performance-based grant covering 62,905 shares of the Company’s common stock and a restricted stock grant covering 62,905 of the Company’s common stock.  If certain performance criteria are met, Dr. Lu will receive 200% of the award or 125,810 shares.  The incremental expense if Dr. Lu received 200% of the PSU award is approximately $3.3 million.  The incremental expense of the restricted stock grant is approximately $1.7 million.

As of June 30, 2017, total unrecognized share-based compensation expense related to share grants was approximately $32.9 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.4 years.

NOTE 7 – Segment Information and Enterprise-Wide Disclosure

For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type. Our primary operations include operations in Asia, North America and Europe. During the three months ended June 30, 2017, one customer equaled 10% or $26.6 million of our revenue.  This customer did not equal 10% or greater of our revenue for the six months ended June 30, 2017 or 10% or greater of our outstanding accounts receivable at June 30, 2017.

The tables below set forth net sales based on the location of the subsidiary producing the net sale.

Three Months Ended
June 30, 2017	Asia	North America	Europe	Consolidated
Total sales	$250,551	$47,873	$45,807	$344,231
Intercompany elimination	(41,149)	(22,946)	(15,912)	(80,007)
Net sales	$209,402	$24,927	$29,895	$264,224

Three Months Ended
June 30, 2016	Asia	North America	Europe	Consolidated
Total sales	$222,055	$29,251	$42,771	$294,077
Intercompany elimination	(37,190)	(4,630)	(15,612)	(57,432)
Net sales	$184,865	$24,621	$27,159	$236,645

As of and for the Six Months Ended
June 30, 2017	Asia	North America	Europe	Consolidated
Total sales	$468,894	$90,752	$86,825	$646,471
Intercompany elimination	(74,488)	(40,486)	(30,970)	(145,944)
Net sales	$394,406	$50,266	$55,855	$500,527

Property, plant and equipment, net	$350,297	$56,691	$20,080	$427,068
Total assets	$993,324	$378,736	$207,069	$1,579,129

As of and for the Six Months Ended
June 30, 2016	Asia	North America	Europe	Consolidated
Total sales	$431,805	$61,109	$83,050	$575,964
Intercompany elimination	(70,040)	(15,664)	(30,877)	(116,581)
Net sales	$361,765	$45,445	$52,173	$459,383

Property, plant and equipment, net	$350,143	$58,723	$16,311	$425,177
Total assets	$951,290	$417,922	$173,654	$1,542,866

Geographic Information

The tables below set forth the amount of net sales that were derived from (shipped to) customers located in the following countries:

	Net Sales for the
	Three Months Ended		Percentage of
	June 30,		Net Sales
	2017	2016	2017	2016
China	$146,696	$134,063	56%	57%
United States	23,456	21,552	9%	9%
Korea	15,804	13,658	6%	6%
Germany	19,031	18,320	7%	8%
Singapore	15,097	11,081	6%	5%
Taiwan	18,119	18,103	7%	8%
All others (1)	26,021	19,868	9%	7%
Total	$264,224	$236,645	100%	100%

	Net Sales for the
	Six Months Ended		Percentage of
	June 30,		Net Sales
	2017	2016	2017	2016
China	$276,221	$262,945	55%	57%
United States	44,655	40,658	9%	9%
Korea	33,363	27,459	7%	6%
Germany	36,454	33,226	7%	7%
Singapore	26,588	23,160	5%	5%
Taiwan	33,618	31,989	7%	7%
All others (1)	49,628	39,946	10%	9%
Total	$500,527	$459,383	100%	100%
(1)	Represents countries with less than 3% of the total net sales each.

NOTE 8 – Commitments and Contingencies

Purchase commitments – As of June 30, 2017, we had approximately $31.2 million in non-cancelable purchase contracts related to capital expenditures, primarily related to Asia manufacturing facilities.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom.  As of June 30, 2017, the unfunded liability for this defined benefit plan was approximately $30.3 million.  We are obligated to make annual contributions, each year through December 2029, of approximately GPB 2 million (approximately $2.6 million based on a GBP:USD exchange rate of 1.3).  The trustees are required to review the funding position every three years, and the most recent review was carried out as of April 5, 2016. The outcome of a review can result in a change in the amount of the payment.

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

Foreign Currency Exchange Hedging Contracts – At June 30, 2017 the Company had foreign currency hedges outstanding of approximately $30.8 million. The Company plans to continue hedging a portion of its foreign currency risk.

NOTE 9 – Employee Benefit Plans

Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At June 30, 2017, these investments totaled approximately $7.3 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE 10 – Related Parties

We conduct business with a related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately16.7% of our outstanding Common Stock as of June 30, 2017, and is a member of the Lite-On Group of companies. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. L.P. Hsu, a former member of our Board of Directors serves as a consultant to LTC, and is a supervisor of the board of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.   We sell products to, and purchase inventory from Keylink. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts paid to Keylink for the three months ended June 30, 2017 and 2016 were approximately $4.5 million and $4.3 million, respectively.  The aggregate amounts for these services for the six months ended June 30, 2017 and 2016 were approximately $7.9 million and $8.4 million, respectively. In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% joint venture partner in one of our Chengdu assembly and test facilities and is our 5% joint venture partner in our other Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth sales to, and purchases from, LSC, Nuvoton and Keylink:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
LSC
Net sales	$504	$157	$735	$277
Purchases	$7,142	$6,717	$13,161	$11,927

Nuvoton
Purchases	$3,376	$2,675	$6,285	$5,622

Keylink
Net sales	$2,413	$2,246	$4,235	$4,157
Purchases	$943	$1,575	$2,021	$2,835

The table below sets forth accounts receivable from, and accounts payable to, LSC, Nuvoton and Keylink:

	June 30,	December 31,
	2017	2016
LSC
Accounts receivable	$491	$301
Accounts payable	$5,092	$4,333
Keylink
Accounts receivable	$3,855	$5,394
Accounts payable	$4,917	$4,295
Nuvoton
Accounts payable	$1,812	$950

NOTE 11 – Restructuring Costs

In February 2017, the Company announced its plan to transfer its wafer fabrication operation in Lee’s Summit, MO, (“KFAB”) to other Company-owned wafer fabrication plants and external foundries. The Company expects to cease operations at KFAB late in third quarter 2017 and to vacate the premises no later than November 15, 2017. Employees have been offered retention and standard severance packages.  During the quarter ended March 2017, the Company received $6.0 million of insurance proceeds as a result of the fires sustained at the KFAB facility during 2016 of which $4.2 million is recorded in Cost of Goods Sold and $1.8 million is recorded in Other Income.

Total KFAB shutdown costs are expected to be approximately $10 million to $12 million, on a pretax basis, which will be expensed and paid throughout 2017. The table below sets forth the restructuring costs, recorded in restructuring expense in the Condensed Consolidated Statements of Operations, incurred during the three months and six months ended June 30, 2017:

	Three Months Ended	Six Months Ended
Early supply contract termination	$ (246)	$ 1,985
Cost of equipment relocation	72	72
Asset retirement obligation	234	234
Retention costs	1,778	1,778
	$ 1,838	$ 4,069

The table below sets forth the costs accrued related to the KFAB restructuring:

	Early Contract Termination	Retention Costs	Equipment Relocation	Asset Retirement Obligation Amortization	Total
Beginning balance, January 1, 2017	$ -	$ -	$ -	$ -	$ -
Costs accrued	1,985	1,778	72	234	4,069
Restructuring costs paid	(1,500)	-	(72)	-	(1,572)
Ending balance, June 30, 2017	$ 485	$ 1,778	$ -	$ 234	$ 2,497

Based on continued negotiations with the landlord, we recorded an additional $1.4 million of asset retirement obligations related the KFAB restructuring.  This asset retirement obligation is for the estimated amounts to be paid to contractors to remediate the KFAB facility upon vacating the property. The asset retirement obligation will be amortized over the remaining life of the lease using the straight-line method.  In connection with the asset retirement obligation we have recorded an asset with a value of $1.2 million in property, plant and equipment.  The table below sets forth the asset retirement obligation related to the KFAB restructuring:

Asset retirement obligation, beginning of period	$ 486
Accrual of additional asset retirement obligation	1,403
Asset retirement obligation, end of period	$ 1,889

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

Factors Relevant to Our Results of Operations for the Three Months Ended June 30, 2017

•

During the second quarter of 2017, we experienced a sequential increase in revenue of 11.8% compared to the first quarter of 2017 due to the continued strength across the Company’s target end markets and geographies combined with higher growth of Pericom products, collectively resulting in market share gains in the quarter.

•	Gross profit margin increased primarily due to regional strength in North American and Europe, improved utilization and product mix, as well as higher contribution from Pericom products.

•	We recorded charges of $1.8 million related to the shut down and relocation of the manufacturing activities at KFAB;

•	We reduced the our long-term debt $15.7 million;

•	In terms of our end markets, our industrial, automotive and communications end markets grew to quarterly revenue record levels; and

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

Results of Operations for the Three Months Ended June 30, 2017 and 2016

The following table sets forth the percentage that certain items in the statements of operations bear to net sales.

	Percent of Net Sales
	Three Months Ended June 30,
	2017	2016
Net sales	100%	100%
Cost of goods sold	(66)	(68)
Gross profit	34	32
Total operating expenses	25	27
Income from operations	9	5
Total other expense	(2)	(1)
Income before income taxes and noncontrolling interest	7	4
Income tax provision	(2)	(1)
Net income	5	3
Net income attributable to common stockholders	5	3

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	Three Months Ended
	June 30,
	2017	2016	Increase/(Decrease)	% Change
Net sales	$264,224	$236,645	$27,579	11.7%
Cost of goods sold	174,085	161,828	12,257	7.6%
Gross profit	90,139	74,817	15,322	20.5%
Total operating expenses	66,311	63,540	2,771	4.4%
Interest income	308	298	10	3.4%
Interest expense	(3,447)	(3,684)	(237)	(6.4%)
Foreign currency (loss) gain, net	(1,628)	673	2,301	(341.9%)
Other income	802	228	574	251.8%
Income tax provision	6,039	2,396	3,643	152.0%

Net sales increased approximately $27.6 million for the three months ended June 30, 2017, compared to the same period last year, due to increases in each of the Company’s target end markets and geographies combined with higher growth of Pericom products, collectively resulting in market share gains in the second quarter.

Cost of goods sold increased approximately $12.3 million for the three months ended June 30, 2017, compared to the same period last year.  As a percent of sales, cost of goods sold was 66% for the three months ended June 30, 2017 compared to 68% for the same period last year. Average unit cost decreased 16.3% for the three months ended June 30, 2017, compared to the same period last year, due to lower costs in our China manufacturing operations. For the three months ended June 30, 2017, gross profit increased approximately 20.5% when compared to the same period last year. Gross profit margin for the three month periods ended June 30, 2017 and 2016 was 34.1% and 31.6%, respectively.  The increase in gross profit margin was related to improved utilization, pricing and product mix, specifically higher revenue contribution from North America, Europe and Pericom products.

Operating expenses for the three months ended June 30, 2017 increased approximately $2.8 million, or 4.4%, compared to the same period last year. Selling, general and administrative expenses (“SG&A”) decreased approximately $1.7 million but was offset by an increase in research and development expenses (“R&D”) of approximately $2.8 million.  Amortization of acquisition related intangibles decreased approximately $0.5 million reflecting the full amortization of a portion of our intangible assets. SG&A, as a percentage of sales, was 15.0% and 17.5% for the three months ended June 30, 2017 and 2016, respectively. R&D, as a percentage of sales, was 7.5% and 7.2% for the three months ended June 30, 2017 and 2016, respectively.  The three months ended June 30, 2017, included $1.8 million related to preparations to shut down and relocate the KFAB facility.

Interest income was relatively flat for the three months ended June, 2017 compared to the same period last year. The decrease in interest expense for the three months ended June, 2017 is due to lower levels of debt partially offset by higher interest rates on the floating rate portion of the borrowings to effect the Pericom acquisition.  Expense related to foreign currency changes increased $2.3 million due to a stronger Taiwan dollar, when compared to the U.S. dollar.

We recognized an income tax expense of approximately $6.0 million and $2.4 million for the three months ended June 30, 2017 and 2016, respectively. The increase in income taxes for 2017 compared to 2016 is attributable to the increase in pretax net income.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

The following table sets forth the percentage that certain items in the statements of operations bear to net sales.

	Percent of Net Sales
	Six Months Ended June 30,
	2017	2016
Net sales	100%	100%
Cost of goods sold	(67)	(70)
Gross profit	33	30
Total operating expenses	26	27
Income from operations	7	3
Total other income (expense)	(3)	(2)
Income before income taxes and noncontrolling interest	4	1
Income tax provision	(1)	-
Net income	3	1
Net income attributable to common stockholders	3	1

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	Six Months Ended
	June 30,
	2017	2016	Increase/(Decrease)	% Change
Net sales	$ 500,527	$ 459,383	$ 41,144	9.0%
Cost of goods sold	336,477	320,346	16,131	5.0%
Gross profit	164,050	139,037	25,013	18.0%
Total operating expenses	130,865	126,305	4,560	3.6%
Interest income	603	754	(151)	(20.0%)
Interest expense	(6,932)	(6,196)	736	11.9%
Foreign currency (loss) gain, net	(5,422)	(606)	4,816	(794.7%)
Other income	531	71	460	(647.9%)
Income tax provision	6,599	1,844	4,755	257.9%

Net sales increased approximately $41.1 million for the six months ended June 30, 2017, compared to the same period last year, due to increases in each of the Company’s target end markets and geographies combined with higher growth of Pericom products, collectively resulting in market share gains.

Cost of goods sold increased approximately $16.1 million for the six months ended June 30, 2017, compared to the same period last year.  Cost of goods was positively impacted in 2017 by receipt of $3.7 million of business interruption insurance and $0.5 million of inventory insurance recovery received related to the fire at KFAB.  As a percent of sales, cost of goods sold was 67% for the six months ended June 30, 2017 compared to 70% for the same period last year. Average unit cost decreased 16.3% for the six months ended June 30, 2017, compared to the same period last year, due to lower costs in our China manufacturing operations. For the six months ended June 30, 2017, gross profit increased approximately 18.0% when compared to the same period last year. Gross profit margin for the six month periods ended June 30, 2017 and 2016 was 32.8% and 30.3%, respectively.

Operating expenses for the six months ended June 30, 2017 increased approximately $4.6 million, or 3.6%, compared to the same period last year. SG&A decreased approximately $1.5 million but was offset by an increase in R&D of approximately $2.7 million.  Amortization of acquisition related intangibles decreased approximately $0.9 million reflecting the full amortization of a portion of our intangible assets. SG&A, as a percentage of sales, was 15.9% and 17.6% for the six months ended June 30, 2017 and 2016, respectively. R&D, as a percentage of sales, was 7.6% and 7.7% for the six months ended June 30, 2017 and 2016, respectively.  The six months ended June 30, 2017, included $4.1 million related to preparations to shut down and relocate the KFAB facility.

Interest income decreased for the six months ended June 30, 2017 due to a lower amount of invested funds.  The increase in interest expense for the six months ended June 30, 2017 is due to higher interest rates, partially offset by lower amounts of borrowed funds.  Expense related to foreign currency changes increased $4.8 million due to a stronger Taiwan dollar, when compared to the U.S. dollar.

We recognized an income tax expense of approximately $6.6 million for the six months ended June 30, 2017 and approximately $1.8 million for the six months ended June 30, 2016. The increase in income taxes for 2017 compared to 2016 is attributable to the increase in pretax net income.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. banking credit facility (the “U.S. Credit Facility”) under which we may draw up to $250 million on a revolving basis, in addition to a $250 million term loan included in the U.S. Credit Facility.  The U.S. Credit Facility matures October 26, 2021.  The term loan portion of the U.S. Credit Facility is repayable in part through quarterly installments that increase over time from $3.1 million per quarter in the current year of the U.S. Credit Facility to $9.4 million per quarter in the final year of the U.S. Credit Facility. We may from time to time request increases in the aggregate commitments under the U.S. Credit Facility of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the revolving portion of the U.S. Credit Facility.  The U.S. Credit Facility bears interest at LIBOR or similar indices plus a specified margin.  The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  At June 30, 2017, we owed $401.6 million under the U.S. Credit Facility, $180.5 million of which was drawn under the revolving portion and $221.1 million of which was outstanding under the term loan.

In addition to our U.S. Credit Facility, we maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $70.7 million. As of June 30, 2017, in addition to the U.S. Credit Facility, our Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $69.5 million, with several financial institutions. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand.  Our foreign credit lines include two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At June 30, 2017, $0.4 million was outstanding on these credit lines.  We also have a note payable to a bank located in Taiwan with a variable interest rate maturing July 6, 2021.  At June 30, 2017 approximately $1.4 million was outstanding under this loan.

Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At June 30, 2017 and December 31, 2016, our working capital was $541.4 million and $547.4 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the six months ended June 30, 2017 and 2016 were $43.9 million and $31.0 million, respectively.  Capital expenditures in 2017 relate to capacity expansion in our Shanghai and Chengdu assembly and test facilities as well as the eight inch fabrication equipment upgrade in our wafer fabrication facility in Shanghai. For the first six months of 2017 capital expenditures were approximately 8.8% of our net sales, which is in line with our capital spending target range of 5% to 9% of net sales.

We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.  As of June 30, 2017, our foreign subsidiaries held approximately $269.0 million of cash, cash equivalents and investments of which approximately $157.8 million would be subject to a potential non-U.S. withholding and/or U.S. income tax if repatriated to the U.S. as dividends.

As of June 30, 2017, we had short-term investments totaling $16.4 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

Share Repurchase Program

During 2015, our Board of Directors (“Board”) approved a stock repurchase program.  The Board authorized the repurchase of up to an aggregate of $100.0 million of our outstanding Common Stock, $0.66 2/3 par value per share.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board.  Currently there is approximately $71.0 million available for repurchase of outstanding common stock under this publicly announced repurchase program.  No shares were repurchased during the three months ended June 30, 2017.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our primary cash and cash equivalents increased from $247.8 million at December 31, 2016 to $266.6 million at June 30, 2017.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2017	2016	Change
Cash flows from operating activities	$ 65,437	$ 41,860	$ 23,577
Net cash and cash equivalents used in investing activities	(29,499)	(10,167)	(19,332)
Net cash and cash equivalents used in financing activities	(23,409)	(57,199)	33,790
Effect of exchange rate changes on cash and cash equivalents	6,274	(375)	6,649
Net increase (decrease) in cash and cash equivalents	$ 18,803	$ (25,881)	$ 44,684

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2017 was $65.4 million.  Net cash flow provided by operating activities resulted from net income of $15.4 million, depreciation and amortization of $46.4 million, share-based compensation of $9.0 million and a decrease in noncash working capital accounts of $5.7 million. Net cash provided by operating activities for the six months ended June, 2016 was $41.9 million.  Net cash flow provided by operating activities resulted from net income of $4.9 million, depreciation and amortization of $50.2 million and share-based compensation of $9.1 million.  These cash and cash equivalents provided by operations were partially offset by a decrease in working capital assets of $22.5 million.

Investing Activities

Net cash used in investing activities was $29.5 million for the six months ended June 30, 2017, compared to net cash used in investing activities of $10.2 million for the same period last year. Net cash used in investing activities was primarily due to the purchase of property, plant and equipment of $43.9 million, and purchases of short-term investments of $9.8 million, partially offset by $24.1 million of proceeds received upon the maturity of short-term investments.  Net cash used in investing activities during the six months ended June 30, 2016, was primarily due to the purchase of property, plant and equipment of $29.1 million partially offset by net funds received from the sale and purchase of short-term investments of $19.5 million.

Financing Activities

Net cash used in financing activities was $23.4 million for the six months ended June 30, 2017, compared to net cash used in financing activities of $57.2 million in the same period last year. Net cash used in 2017 consisted primarily of repayments of long-term debt and payment of dividends to noncontrolling interests, partially offset by proceeds from the issuance of common stock. Net cash used in 2016 consisted primarily of repayments on lines of credit and long-term debt, partially offset by proceeds from the issuance of common stock.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of our management, carried out an evaluation, as of June 30, 2017, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended June 30, 2017, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-Q	May 10, 2013	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1*	2013 Equity Incentive Plan (As Amended and Restated on March 24, 2017)	DEFA14A	May 5, 2017	Appendix A
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2**	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.
**

A certification furnished pursuant to Item 601(b)(2) of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

DIODES INCORPORATED
(Registrant)

August 8, 2017	By: /s/ Keh-Shew Lu
Date	KEH SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2017	By: /s/ Richard D. White
Date	RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial Officer)

August 8, 2017	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE Corporate Controller
(Principal Accounting Officer)