Form 10-Q
period 2017-09-30
DIODES INC /DEL/
filed 2017-11-07
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s Common Stock outstanding as of November 3, 2017 was 49,390,130.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$201,226	$247,802
Short-term investments	12,737	29,842
Accounts receivable, net of allowances of $3,218 and $2,141 at September 30, 2017 and December 31, 2016, respectively	230,460	217,217
Inventories	211,412	193,483
Prepaid expenses and other	45,644	44,438
Total current assets	701,479	732,782
Property, plant and equipment, net	446,052	401,988
Deferred income tax	64,129	56,047
Goodwill	133,538	129,412
Intangible assets, net	161,122	174,876
Other	34,269	33,447
Total assets	$1,540,589	$1,528,552

Liabilities
Current liabilities:
Accounts payable	$111,689	$87,600
Accrued liabilities and other	94,436	71,562
Income tax payable	-	11,855
Current portion of long-term debt	19,067	14,356
Total current liabilities	225,192	185,373
Long-term debt, net of current portion	306,687	413,126
Deferred tax liabilities	28,617	28,213
Other long-term liabilities	85,209	81,373
Total liabilities	645,705	708,085

Commitments and contingencies (See Note 8)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 49091693 and 48,219,376, issued and outstanding at September 30, 2017 and December 31, 2016, respectively	33,501	32,919
Additional paid-in capital	375,134	354,574
Retained earnings	563,338	530,215
Treasury stock, at cost, 1,157,206 shares held at September 30, 2017 and December 31, 2016	(29,023)	(29,023)
Accumulated other comprehensive loss	(89,707)	(112,666)
Total stockholders' equity	853,243	776,019
Noncontrolling interest	41,641	44,448
Total equity	894,884	820,467
Total liabilities and stockholders' equity	$1,540,589	$1,528,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$285,247	$250,694	$785,774	$710,077
Cost of goods sold	188,900	170,071	525,377	490,417
Gross profit	96,347	80,623	260,397	219,660

Operating expenses
Selling, general and administrative	43,525	38,321	122,912	119,165
Research and development	20,379	17,088	58,215	52,247
Amortization of acquisition related intangible assets	4,694	5,117	14,098	15,379
Impairment of fixed assets	1,993	-	1,993	-
Restructuring expense	2,039	-	6,108	-
Other operating expenses	-	144	169	184
Total operating expenses	72,630	60,670	203,495	186,975

Income from operations	23,717	19,953	56,902	32,685

Other income (expense)
Interest income	389	321	992	1,075
Interest expense	(3,561)	(3,684)	(10,493)	(9,880)
Foreign currency loss, net	(1,312)	(1,439)	(6,734)	(2,045)
Other income	597	480	1,128	551
Total other income (expense)	(3,887)	(4,322)	(15,107)	(10,299)

Income before income taxes and noncontrolling interest	19,830	15,631	41,795	22,386
Income tax provision	5,052	4,097	11,651	5,941
Net income	14,778	11,534	30,144	16,445
Less net income attributable to noncontrolling interest	(328)	(886)	(1,298)	(1,778)
Net income attributable to common stockholders	$14,450	$10,648	$28,846	$14,667

Earnings per share attributable to common stockholders:
Basic	$0.29	$0.22	$0.59	$0.30
Diluted	$0.29	$0.21	$0.58	$0.30
Number of shares used in earnings per share computation:
Basic	49,057	48,814	48,633	48,496
Diluted	50,416	49,922	50,061	49,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$14,778	$11,534	$30,144	$16,445
Unrealized (loss) on defined benefit plan, net of tax	(1,135)	(9,571)	(2,517)	(14,732)
Unrealized gain on interest rate swap, net of tax	180	-	60	-
Unrealized foreign currency gain (loss), net of tax	8,249	1,187	25,416	(6,588)
Comprehensive income (loss)	22,072	3,150	53,103	(4,875)
Less: Comprehensive income attributable to noncontrolling interest	(328)	(886)	(1,298)	(1,778)
Total comprehensive income attributable to common stockholders	$21,744	$2,264	$51,805	$(6,653)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities	$106,340	$74,935

Cash flows from investing activities
Decrease (increase) in restricted cash	555	(311)
Purchases of property, plant and equipment	(81,877)	(47,054)
Purchases of short-term investments	(9,744)	(17,482)
Proceeds from maturity of short-term investments	27,891	46,352
Other	(1,238)	(1,316)
Net cash and cash equivalents used in investing activities	(64,413)	(19,811)

Cash flows from financing activities
Advances on lines of credit and short-term debt	2,383	9,000
Taxes paid related to net share settlement	(277)	(2,528)
Repayments on lines of credit and short-term debt	(395)	(9,000)
Debt issuance costs	(99)	(435)
Proceeds from long-term debt	7,500	23,500
Repayments of long-term debt	(109,607)	(70,714)
Net proceeds from issuance of common stock	6,880	5
Repayment of capital lease obligation	(533)	(19)
Dividend distribution to noncontrolling interest	(5,754)	(4,615)
Other	2,056	518
Net cash and cash equivalents used in financing activities	(97,846)	(54,288)

Effect of exchange rate changes on cash and cash equivalents	9,343	1,255
Change in cash and cash equivalents	(46,576)	2,091
Cash and cash equivalents, beginning of period	247,802	218,435
Cash and cash equivalents, end of period	$201,226	$220,526

Supplemental disclosure
Non-cash financing activities:
Decrease (increase) in accounts payable related to the purchase of property, plant and equipment	$(10,919)	$7,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements

Nature of Operations

Diodes Incorporated, together with its subsidiaries (collectively, the “Company,” “we” or “our”) (Nasdaq: DIOD), is a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. We serve the consumer electronics, computing, communications, industrial, and automotive markets. Our products include diodes, rectifiers, transistors, MOSFETs, protection devices, function-specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Our corporate headquarters and Americas’ sales office are located in Plano, Texas and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City and Zhubei City, Taiwan; Manchester, England; and Neuhaus, Germany. Our wafer fabrication facilities are located in Manchester, with an additional facility located in Shanghai, China. We are in the process of shutting down our Lee’s Summit, Missouri wafer fabrication facility (“KFAB”) and transferring its wafer fabrication operation to other Company-owned wafer fabrication plants and external foundries (See Note 11). We have assembly and test facilities located in Shanghai, Jinan, Chengdu, and Yangzhou, China, as well as in Hong Kong, Neuhaus and Taipei. Additional engineering, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Manchester; Shanghai; Shenzhen, China; Seongnam-si, South Korea; and Munich, Germany, with support offices throughout the world.

Basis of Presentation

The condensed consolidated financial data at December 31, 2016 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2017 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2017.

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

•ASU 2016-08 (Issued March 2016) — Principal versus Agent Consideration (Reporting Revenue Gross versus Net)

•ASU 2016-10 (Issued April 2016) — Identifying Performance Obligations and Licensing

•ASU 2016-12 (Issued May 2016) — Narrow-Scope Improvements and Practical Expedients

•ASU 2016-20 (Issued December 2016) — Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

This standard is effective in the first quarter of 2018.  We will adopt this standard using the modified retrospective method.  We have established a cross-functional coordinated implementation team to implement ASU 2014-09. We have completed our initial diagnostic assessment and are in the process of identifying and implementing changes to our systems and processes to meet the reporting and disclosure requirements. We continue to engage outside consultants to assist us in determining the effect this standard will have on our financial statements, to assist us in making necessary changes in our accounting practices and to assist us in making certain we are capturing the necessary detail to fulfill the disclosure requirements promulgated in this standard.

Based upon our initial assessment we believe the key revenue streams will be distribution and OEM sales, which combined comprise the majority of our business. The Company has not identified any contracts with customers containing multiple performance obligations. The Company has identified a number of variable consideration components within our contracts with customers and is in process of quantifying the overall impact related to the consideration to which the entity is entitled. The Company expects adoption of this new standard will not have a material impact on its income statement and balance sheet.

ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) - In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its consolidated financial statements and has not elected early adoption as of the period ended September 30, 2017.  During the second quarter of 2017 we engaged outside accounting consultants to assist us in the implementation of this new standard.  The Company is in the process of assessing its outstanding leases.

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

ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting - In May 2017, the FASB issued guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification.  Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted.  We early adopted this standard in the third quarter of 2017. Adoption of this standard had no impact on the Company’s financial statements.

ASU No. 2017-12, Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities – In August 2017, the FASB issued guidance that eliminates the requirement to separately measure and report hedge ineffectiveness.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period or fiscal period before the effective date. The Company adopted ASU No. 2017-12 during the third quarter of 2017. In accordance with ASU 2017-12, the Company recognizes all reclassifications out of other comprehensive income (other than those related to a hedged transaction becoming probable of not occurring) in the same income statement line item in which the earnings effect of the hedged item is being presented, which is consistent with the Company’s current policy.  Adoption of this standard had no impact on the Company’s financial statements.

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive. A total of 0.7 million and 1.7 million stock options and stock awards outstanding during the three months ended September 30, 2017 and 2016, respectively, and 0.7 million and 1.9 million stock options and stock awards outstanding during the nine months ended September 30, 2017 and 2016, respectively, were excluded from the calculation because the effect was anti-dilutive.

The table below sets forth the reconciliation between net income (loss) and the weighted average shares outstanding used for calculating basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Earnings (numerator)
Net income attributable to common stockholders	$14,450	$10,648	$28,846	$14,667

Shares (denominator)
Weighted average common shares outstanding (basic)	49,057	48,814	48,633	48,496
Dilutive effect of stock options and stock awards outstanding	1,359	1,108	1,428	1,069
Adjusted weighted average common shares outstanding (diluted)	50,416	49,922	50,061	49,565

Earnings per share attributable to common stockholders
Basic	$0.29	$0.22	$0.59	$0.30
Diluted	$0.29	$0.21	$0.58	$0.30

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or market value:

	September 30, 2017	December 31, 2016
Finished goods	$59,403	$66,930
Work-in-progress	50,881	45,408
Raw materials	101,128	81,145
Total	$211,412	$193,483

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2016	$129,412
Foreign currency translation adjustment	4,126
Balance at September 30, 2017	$133,538

The table below sets forth the value of intangible assets, other than goodwill:

	September 30,	December 31,
	2017	2016
Intangible assets subject to amortization:
Gross carrying amount	$234,533	$232,747
Accumulated amortization	(83,354)	(69,247)
Foreign currency translation adjustment	(8,259)	(8,442)
Total	142,920	155,058
Intangible assets with indefinite lives:
Gross carrying amount	19,217	21,003
Foreign currency translation adjustment	(1,015)	(1,185)
Total	18,202	19,818
Total intangible assets, net	$161,122	$174,876

The table below sets forth amortization expense related to intangible assets subject to amortization for the three and nine months ended September 30, 2017 and 2016:

Amortization expense	2017	2016
Three months ended September 30,	$4,694	$5,117
Nine months ended September 30, 2017	$14,098	$15,379

NOTE 5 – Income Tax Provision

The table below sets forth information related to our income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Domestic pre-tax income (loss)	$(27,783)	$(7,274)	$(63,026)	$(25,520)
Foreign pre-tax income	$47,613	$22,905	$104,821	$47,906
Income tax provision	$5,052	$4,097	$11,651	$5,941
Effective tax rate	25.5%	26.2%	27.9%	26.5%
Impact of tax holidays on tax expense	$(733)	$(2,992)	$(2,553)	$(5,099)
Earnings per share impact of tax holidays
Basic	$0.01	$0.06	$0.05	$0.10
Diluted	$0.01	$0.06	$0.05	$0.10

               The decrease in the effective tax rate for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016, is primarily attributable to an immaterial expense for various discrete items. The increase in the effective tax rate over the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 is primarily attributable to changes in the proportion of income generated in North America, Europe and Asia, and the impact of ASU 2016-09 related to the treatment of equity based compensation. In both periods the effective tax rates were lower than the U.S. statutory rate of 35%, principally from the impact of income from lower-taxed jurisdictions.

   Funds repatriated from foreign subsidiaries to the U.S. may be subject to federal and state income taxes. The Company intends to permanently reinvest overseas all of its earnings from its foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to US tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.

  The Company files income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2007, or for the 2010 tax year.  The Company is no longer subject to China income tax examinations by tax authorities for tax years before 2005. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of September 30, 2017, the gross amount of unrecognized tax benefits was approximately $31.5 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of goods sold	$152	$172	$462	$609
Selling, general and administrative	4,050	2,901	11,348	10,237
Research and development	760	684	2,117	1,991
Total share-based compensation expense	$4,962	$3,757	$13,927	$12,837

The table below sets forth share-based compensation expense by type for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	$168	$304	$767	$1,212
Share grants	4,794	3,453	13,160	11,625
Total share-based compensation expense	$4,962	$3,757	$13,927	$12,837

Stock Options.    Approximately $6.9 million in cash proceeds was received from stock option exercises during the nine months ended September 30, 2017.

As of September 30, 2017, total unrecognized share-based compensation expense related to unvested stock options was approximately $0.4 million, before income taxes, and is expected to be recognized over a weighted average period of less than 1 year.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.   We also have share grants that are performance based that vest upon achievement of certain performance criteria.  During the nine months ended September 30, 2017, the Company modified a performance-based award previously granted to our Chief Executive Officer.  The effect was to replace a performance-based grant covering 700,000 shares of the Company’s common stock with a performance-based grant covering 62,905 shares of the Company’s common stock and a restricted stock grant covering 62,905 of the Company’s common stock.  If certain performance criteria are met for the performance-based grant, Dr. Lu will receive 200% of that award or 125,810 shares.  The incremental expense if Dr. Lu received 200% of the performance-based grant award is approximately $3.3 million.  The incremental expense of the restricted stock grant is approximately $1.7 million.

As of September 30, 2017, total unrecognized share-based compensation expense related to share grants was approximately $36.9 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.6 years.

NOTE 7 – Segment Information and Enterprise-Wide Disclosure

For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type. Our primary operations include operations in Asia, North America and Europe. During the three months ended September 30, 2017, one customer accounted for 10.3% or $29.3 million of our revenue.  This customer did not account for 10% or greater of our revenue for the nine months ended September 30, 2017 or 10% or greater of our outstanding accounts receivable at September 30, 2017.

The tables below set forth net sales based on the location of the subsidiary producing the net sale.

Three Months Ended
September 30, 2017	Asia	North America	Europe	Consolidated
Total sales	$263,088	$31,320	$47,307	$341,715
Intercompany elimination	(37,475)	(4,061)	(14,932)	(56,468)
Net sales	$225,613	$27,259	$32,375	$285,247

Three Months Ended
September 30, 2016	Asia	North America	Europe	Consolidated
Total sales	$239,447	$30,067	$38,451	$307,965
Intercompany elimination	(37,228)	(5,726)	(14,317)	(57,271)
Net sales	$202,219	$24,341	$24,134	$250,694

As of and for the Nine Months Ended
September 30, 2017	Asia	North America	Europe	Consolidated
Total sales	$731,982	$122,072	$134,132	$988,186
Intercompany elimination	(111,963)	(44,547)	(45,902)	(202,412)
Net sales	$620,019	$77,525	$88,230	$785,774

Property, plant and equipment, net	$372,153	$52,737	$21,162	$446,052
Total assets	$1,017,801	$301,763	$221,025	$1,540,589

As of and for the Nine Months Ended
September 30, 2016	Asia	North America	Europe	Consolidated
Total sales	$671,252	$91,176	$121,501	$883,929
Intercompany elimination	(107,268)	(21,390)	(45,194)	(173,852)
Net sales	$563,984	$69,786	$76,307	$710,077

Property, plant and equipment, net	$341,320	$58,408	$15,890	$415,618
Total assets	$956,647	$422,041	$173,752	$1,552,440

Geographic Information

The tables below set forth the amount of net sales that were derived from (shipped to) customers located in the following countries:

	Net Sales for the
	Three Months Ended		Percentage of
	September 30,		Net Sales
	2017	2016	2017	2016
China	$156,924	$148,567	55%	59%
United States	25,706	21,802	9%	9%
Korea	17,422	15,993	6%	6%
Germany	21,756	14,737	8%	6%
Singapore	17,252	12,497	6%	5%
Taiwan	15,966	12,424	6%	5%
All others (1)	30,221	24,674	10%	10%
Total	$285,247	$250,694	100%	100%

	Net Sales for the
	Nine Months Ended		Percentage of
	September 30,		Net Sales
	2017	2016	2017	2016
China	$433,145	$411,512	55%	58%
United States	70,361	62,460	9%	9%
Korea	50,785	43,452	6%	6%
Germany	58,210	47,963	7%	7%
Singapore	43,840	35,657	6%	5%
Taiwan	49,584	44,413	6%	6%
All others (1)	79,849	64,620	11%	9%
Total	$785,774	$710,077	100%	100%
(1)	Represents countries with less than 3% of the total net sales each.

NOTE 8 – Commitments and Contingencies

Purchase commitments – As of September 30, 2017, we had approximately $36.8 million in non-cancelable purchase contracts related to capital expenditures, primarily related to Asia manufacturing facilities.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom.  As of September 30, 2017, the unfunded liability for this defined benefit plan was approximately $32.3 million.  We are obligated to make annual contributions, each year through December 2029, of approximately GBP 2 million (approximately $2.6 million based on a GBP:USD exchange rate of 1.3).  The trustees are required to review the funding position every three years, and the most recent review was carried out as of April 5, 2016. The outcome of a review can result in a change in the amount of the payment.

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

Derivative Financial Instruments– At September 30, 2017 the Company had approximately $40.2 million in foreign currency hedges, which are intended to offset approximately 25% of the Company's estimated foreign currency exposure.  These foreign currency hedges contributed approximately $0.5 million of income for the three months and nine months ended September 30,

2017. Currently all of our foreign currency hedges mature at each month end. The Company then has the option to enter into new foreign currency hedges. The Company plans to continue hedging its foreign currency risk.

The Company also has interest rate derivative agreements with a notional amount of $150.0 million and $220.0 million as of December 31, 2016 and September 30, 2017, respectively.  During the third quarter of 2017, the Company entered into additional agreements to further hedge against the risk of interest rate volatility.  The entire $220.0 million notional amount is accounted for as an effective cash flow hedge, with $2.4 million and $3.1 million recorded as assets in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively and$2.4 million and $2.3 million accrued in the accumulated other comprehensive income as of September 30, 2017 and December 31, 2016, respectively.  For the three and nine month ended September 30, 2017, $0.2 million and $0.6 million have been recorded to the interest expense account, respectively.

NOTE 9 – Employee Benefit Plans

Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At September 30, 2017, these investments totaled approximately $8.0 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE 10 – Related Parties

We conduct business with a related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 16% of our outstanding Common Stock as of September 30, 2017, and is a member of the Lite-On Group of companies. Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. L.P. Hsu, a former member of our Board of Directors serves as a consultant to LTC, and is a supervisor of the board of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.   We sell products to, and purchase inventory from Keylink. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts paid to Keylink for the three months ended September 30, 2017 and 2016 were approximately $4.5 million and $4.1 million, respectively.  The aggregate amounts for these services for the nine months ended September 30, 2017 and 2016 were approximately $12.4 million and $12.5 million, respectively. In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% joint venture partner in one of our Chengdu assembly and test facilities and is our 5% joint venture partner in our other Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth sales to, and purchases from, LSC, Nuvoton and Keylink:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
LSC
Net sales	$329	$275	$1,064	$552
Purchases	$6,097	$4,867	$19,258	$16,794

Nuvoton
Purchases	$3,202	$2,827	$9,487	$8,449

Keylink
Net sales	$2,690	$2,712	$6,925	$6,689
Purchases	$1,069	$1,254	$3,090	$4,089

The table below sets forth accounts receivable from, and accounts payable to, LSC, Nuvoton and Keylink:

	September 30,	December 31,
	2017	2016
LSC
Accounts receivable	$381	$301
Accounts payable	$4,645	$4,333
Keylink
Accounts receivable	$5,176	$5,394
Accounts payable	$5,172	$4,295
Nuvoton
Accounts payable	$542	$950

NOTE 11 – Restructuring Costs

In February 2017, the Company announced its plan to transfer its wafer fabrication operation at KFAB to other Company-owned wafer fabrication plants and external foundries. The Company ceased production operations at KFAB late in third quarter 2017 and plans to vacate the premises no later than November 15, 2017. Employees have been offered retention and standard severance packages.  During the quarter ended March 2017, the Company received $6.0 million of insurance proceeds as a result of the fires sustained at the KFAB facility during 2016 of which $4.2 million is recorded in Cost of Goods Sold and $1.8 million is recorded in Other Income.  During the third quarter of 2017, the Company recorded $2.0 million of asset impairment related to the shut-down of KFAB.

Total KFAB shutdown costs are expected to be approximately $10 million to $12 million, on a pretax basis, which will be expensed and paid throughout 2017. The table below sets forth the restructuring costs, recorded in restructuring expense in the Condensed Consolidated Statements of Operations, incurred during the three months and nine months ended September 30, 2017:

	Three Months Ended	Nine Months Ended
Early supply contract termination	$ -	$ 1,985
Cost of equipment relocation	429	501
Asset retirement obligation	701	935
Retention costs	909	2,687
	$ 2,039	$ 6,108

The table below sets forth the costs accrued related to the KFAB restructuring:

	Early Contract Termination	Retention Costs	Equipment Relocation	Total
Beginning balance, January 1, 2017	$ -	$ -	$ -	$ -
Costs accrued	1,985	2,687	501	5,173
Restructuring costs paid	(1,985)	(14)	(501)	(2,500)
Balance at September 30, 2017	$ -	$ 2,673	$ -	$ 2,673

Based on continued negotiations with the landlord, we recorded an additional $1.4 million of asset retirement obligations related the KFAB restructuring.  This asset retirement obligation is for the estimated amounts to be paid to contractors to remediate the KFAB facility upon vacating the property.   The table below sets forth the asset retirement obligation related to the KFAB restructuring:

Asset retirement obligation, January 1, 2017	$ 486
Accrual of additional asset retirement obligation	1,403
Amount paid	(1,125)
Asset retirement obligation, September 30, 2017	$ 764

In connection with the asset retirement obligation as of September 30, 2017, we have an asset with a net book value of $0.4 million in property, plant and equipment.  During the three months and nine months ended September 30, 2017 amortization of the asset was $0.7 million and $0.9 million, respectively.  The remaining balance will be amortized through the end of the lease.

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

Factors Relevant to Our Results of Operations for the Three Months Ended September 30, 2017

•

During the third quarter of 2017, revenue was a record high of $285.2 million, an increase of 8.0% from the $264.2 million in the second quarter of 2017 and an increase of 13.8% from the $250.7 million in the third quarter of 2016;

•

Gross profit was a record high of $96.3 million, including $2.7 million of KFAB closure costs.  This compares to $90.1 million of gross profit in the second quarter of 2017 and $80.6 million in the third quarter of 2016;

•	Gross profit margin was 33.8%. This compared to gross profit margin of 34.1% in the second quarter of 2017 and 32.2% in the third quarter of 2016;

•	We achieved record revenue in our computing and communications end markets, complimented by 30% year-over-year growth in both automotive and industrial;

•	Our automotive market reached 8% of revenue;

•	We achieved $40.9 million of cash flow from operations.

•	We continued the shutdown and relocation of KFAB;

•	We reduced our long-term debt $75.2 million; and

•

Looking forward we expect any future improvements in net income, if any, to result primarily from increases in sales volume and improvements in product mix, as well as manufacturing cost reduction in order to offset any reduction in the average selling prices of our products.

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

Results of Operations for the Three Months Ended September 30, 2017 and 2016

The following table sets forth the percentage that certain items in the statements of operations bear to net sales.

	Percent of Net Sales
	Three Months Ended September 30,
	2017	2016
Net sales	100%	100%
Cost of goods sold	(66)	(68)
Gross profit	34	32
Total operating expenses	26	24
Income from operations	8	8
Total other expense	(1)	(2)
Income before income taxes and noncontrolling interest	7	6
Income tax provision	(2)	(2)
Net income	5	4
Net income attributable to common stockholders	5	4

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	Three Months Ended
	September 30,
	2017	2016	Increase/(Decrease)	% Change
Net sales	$285,247	$250,694	$34,553	13.8%
Cost of goods sold	188,900	170,071	18,829	11.1%
Gross profit	96,347	80,623	15,724	19.5%
Total operating expenses	72,630	60,670	11,960	19.7%
Interest income	389	321	68	21.2%
Interest expense	(3,561)	(3,684)	(123)	(3.3%)
Foreign currency loss, net	(1,312)	(1,439)	(127)	(8.8%)
Other income	597	480	117	24.3%
Income tax provision	5,052	4,097	955	23.3%

Net sales increased approximately $34.6 million for the three months ended September 30, 2017, compared to the same period last year, due to growth across all regions and end markets, continued growth at Pericom and continued improvements in product mix and utilization across the Company’s facilities.

Cost of goods sold increased approximately $18.8 million for the three months ended September 30, 2017, compared to the same period last year.  A portion of the increase in cost of goods sold was $2.7 million of KFAB inventory that was expensed, as it will not be used in the future, as well as other inventory that was scrapped. As a percent of sales, cost of goods sold was 66% for the three months ended September 30, 2017 compared to 68% for the same period last year. Average unit cost increased 11% for the three months ended September 30, 2017, compared to the same period last year, partially due to inventory write-offs. For the three months ended September 30, 2017, gross profit increased approximately 19.5% when compared to the same period last year. Gross profit margin for the three month periods ended September 30, 2017 and 2016 was 33.8% and 32.2%, respectively.  The increase in gross profit margin was related to improved utilization and product mix, specifically higher revenue contribution from North America, Europe and Pericom products.

Operating expenses for the three months ended September 30, 2017 increased approximately $12.0 million, or 19.7%, compared to the same period last year. Selling, general and administrative expenses (“SG&A”) increased approximately $5.2 million and research and development expenses increased (“R&D”) approximately $3.3 million.  Amortization of acquisition related intangibles decreased approximately $0.4 million reflecting the full amortization of a portion of our intangible assets. SG&A, as a percentage of sales, was 15.3% for the three months ended September 30, 2017 and 2016. R&D, as a percentage of sales, was 7.1% and 6.8% for the three months ended September 30, 2017 and 2016, respectively.  The three months ended September 30, 2017 included $4.0 million of restructuring and asset impairment related to the shut down and relocation of the KFAB facility.

Interest income was relatively flat for the three months ended September 30, 2017 compared to the same period last year. The decrease in interest expense for the three months ended September 30, 2017 was due to lower levels of debt partially offset by higher interest rates on the floating rate portion of the borrowings to effect the Pericom acquisition.  Expense related to foreign currency changes decreased $0.1 million reflecting currency hedges partially offset by losses due to stronger European currencies and the Taiwan dollar, when compared to the U.S. dollar.

We recognized an income tax expense of approximately $5.1 million and $4.1 million for the three months ended September 30, 2017 and 2016, respectively. The increase in income taxes for 2017 compared to 2016 is attributable to the increase in pretax net income.

Results of Operations for the Nine months Ended September 30, 2017 and 2016

The following table sets forth the percentage that certain items in the statements of operations bear to net sales.

	Percent of Net Sales
	Nine Months Ended September 30,
	2017	2016
Net sales	100%	100%
Cost of goods sold	(67)	(69)
Gross profit	33	31
Total operating expenses	26	26
Income from operations	7	5
Total other income (expense)	(2)	(2)
Income before income taxes and noncontrolling interest	5	3
Income tax provision	(1)	(1)
Net income	4	2
Net income attributable to common stockholders	4	2

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	Nine Months Ended
	September 30,
	2017	2016	Increase/(Decrease)	% Change
Net sales	$ 785,774	$ 710,077	$ 75,697	10.7%
Cost of goods sold	525,377	490,417	34,960	7.1%
Gross profit	260,397	219,660	40,737	18.5%
Total operating expenses	203,495	186,975	16,520	8.8%
Interest income	992	1,075	(83)	(7.7%)
Interest expense	(10,493)	(9,880)	613	6.2%
Foreign currency loss, net	(6,734)	(2,045)	4,689	229.3%
Other income	1,128	551	577	104.8%
Income tax provision	11,651	5,941	5,710	96.1%

Net sales increased approximately $75.7 million for the nine months ended September 30, 2017, compared to the same period last year, due to growth across all regions and end markets, continued growth at Pericom and continued improvements in product mix and utilization across the Company’s facilities.

Cost of goods sold increased approximately $35.0 million for the nine months ended September 30, 2017, compared to the same period last year.  A portion of the increase in cost of goods sold was $2.7 million of KFAB inventory that was expensed, as it will not be used in the future, and other inventory that was scrapped. Cost of goods was positively impacted in 2017 by receipt of $3.7 million of business interruption insurance and $0.5 million of inventory insurance recovery received related to the fire at KFAB.  As a percent of sales, cost of goods sold was 66.9% for the nine months ended September 30, 2017 compared to 69.1% for the same period last year. Average unit cost increased 3% for the nine months ended September 30, 2017, compared to the same period last year, partially due to inventory write-off costs at KFAB. For the nine months ended September 30, 2017, gross profit increased approximately 18.5% when compared to the same period last year. Gross profit margin for the nine month periods ended September 30, 2017 and 2016 was 33.1% and 30.9%, respectively.

Operating expenses for the nine months ended September 30, 2017 increased approximately $16.5 million, or 8.8%, compared to the same period last year. SG&A and increased approximately $3.7 million and R&D increased approximately $6.0 million.  Amortization of acquisition related intangibles decreased approximately $1.3 million reflecting the full amortization of a portion of our intangible assets. SG&A, as a percentage of sales, was 15.6% and 16.8% for the nine months ended September 30, 2017 and 2016, respectively. R&D, as a percentage of sales, was 7.4% for the nine months ended September 30, 2017 and 2016. The nine months ended September 30, 2017, included $8.1 million of restructuring and asset impairment related to the shut down and relocation of the KFAB facility.

Interest income decreased for the nine months ended September 30, 2017 due to a lower amount of invested funds.  The increase in interest expense for the nine months ended September 30, 2017 is due to higher interest rates, partially offset by lower amounts of borrowed funds.  Expense related to foreign currency changes increased $4.7million due to stronger European currencies and the Taiwan dollar, when compared to the U.S. dollar, partially offset by foreign currency hedges.

We recognized an income tax expense of approximately $11.7 million for the nine months ended September 30, 2017 and approximately $5.9 million for the nine months ended September 30, 2016. The increase in income taxes for 2017 compared to 2016 is attributable to the increase in pretax net income.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. banking credit facility (the “U.S. Credit Facility”) under which we may draw up to $250 million on a revolving basis, in addition to a $250 million term loan included in the U.S. Credit Facility.  The U.S. Credit Facility matures October 26, 2021.  The term loan portion of the U.S. Credit Facility is repayable in part through quarterly installments that increase over time from $3.1 million per quarter in the current year of the U.S. Credit Facility to $9.4 million per quarter in the final year of the U.S. Credit Facility. We may from time to time request increases in the aggregate commitments under the U.S. Credit Facility of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the revolving portion of the U.S. Credit Facility.  The U.S. Credit Facility bears interest at LIBOR or similar indices plus a specified margin.  The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  At September 30, 2017, we owed $326.5 million under the U.S. Credit Facility, $145.0 million of which was drawn under the revolving portion and $181.5 million of which was outstanding under the term loan.

In addition to our U.S. Credit Facility, we maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $66.1 million. As of September 30, 2017, in addition to the U.S. Credit Facility, our Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $63.2 million, with several financial institutions. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand.  Our foreign credit lines include two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At September 30, 2017, $1.9 million was outstanding on these credit lines.  We also have a note payable to a bank located in Taiwan with a variable interest rate maturing July 6, 2021.  At September 30, 2017, approximately $1.3 million was outstanding under this loan.

Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At September 30, 2017 and December 31, 2016, our working capital was $476.3 million and $547.4 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the nine months ended September 30, 2017 and 2016 were $81.9 million and $47.1 million, respectively.  Capital expenditures in 2017 relate to capacity expansion in our Shanghai and Chengdu assembly and test facilities as well as the eight inch fabrication equipment upgrade in our wafer fabrication facility in Shanghai. For the first nine months of 2017 capital expenditures were approximately 10.4% of our net sales, which is above our capital spending target range of 5% to 9% of net sales, due to increased capital expenditures in our Asian operations.

We intend to permanently reinvest overseas all of our earnings from our foreign subsidiaries, except to the extent such undistributed earnings have previously been subject to U.S. tax; accordingly, deferred U.S. taxes are not recorded on undistributed foreign earnings.  As of September 30, 2017, our foreign subsidiaries held approximately $203.8 million of cash, cash equivalents and investments of which approximately $129.6 million would be subject to a potential non-U.S. withholding and/or U.S. income tax if repatriated to the U.S. as dividends.

As of September 30, 2017, we had short-term investments totaling $12.7 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

Share Repurchase Program

During 2015, our Board of Directors (“Board”) approved a stock repurchase program.  The Board authorized the repurchase of up to an aggregate of $100.0 million of our outstanding Common Stock, $0.66 2/3 par value per share.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board.  Currently there is approximately $71.0 million available for repurchase of outstanding common stock under this publicly announced repurchase program.  No shares were repurchased during the three months ended September 30, 2017.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our primary cash and cash equivalents decreased from $247.8 million at December 31, 2016 to $201.2 million at September 30, 2017.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2017	2016	Change
Cash flows from operating activities	$ 106,340	$ 74,935	$ 31,405
Net cash and cash equivalents used in investing activities	(64,413)	(19,811)	(44,602)
Net cash and cash equivalents used in financing activities	(97,846)	(54,288)	(43,558)
Effect of exchange rate changes on cash and cash equivalents	9,343	1,255	8,088
Net increase (decrease) in cash and cash equivalents	$ (46,576)	$ 2,091	$ (48,667)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2017 was $106.3 million.  Net cash flow provided by operating activities resulted from net income of $30.1 million, depreciation and amortization of $70.2 million, share-based compensation of $13.9 million and a decrease in noncash working capital accounts of $7.7 million. Net cash provided by operating activities for the nine months ended September 30, 2016 was $74.9 million.  Net cash flow provided by operating activities resulted from net income of $16.4 million, depreciation and amortization of $74.4 million and share-based compensation of $12.8 million.  These cash and cash equivalents provided by operations were partially offset by a decrease in working capital.

Investing Activities

Net cash used in investing activities was $64.4 million for the nine months ended September 30, 2017, compared to net cash used in investing activities of $19.8 million for the same period last year. Net cash used in investing activities was primarily due to the purchase of property, plant and equipment of $81.9 million, and purchases of short-term investments of $9.7 million, partially offset by $27.9 million of proceeds received upon the maturity of short-term investments.  Net cash used in investing activities during the nine months ended September 30, 2016, was primarily due to the purchase of property, plant and equipment of $47.1 million and purchases of short-term investments of $17.5 million, partially offset by proceeds received on the maturity of short-term investments of $46.4 million.

Financing Activities

Net cash used in financing activities was $97.8 million for the nine months ended September 30, 2017, compared to net cash used in financing activities of $54.3 million in the same period last year. Net cash used in 2017 consisted primarily of repayments of long-term debt of $109.6 million and payment of dividends to noncontrolling interests of $5.8 million, partially offset by proceeds from the issuance of common stock of $6.9 million. Net cash used in 2016 consisted primarily of repayments of long-term debt.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of our management, carried out an evaluation, as of September 30, 2017, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended September 30, 2017, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 27, 2017, other than the modification of the following risk factor to reflect the use of foreign currency hedges intended to mitigate our exposures to foreign currency fluctuations.

We are subject to foreign currency risk as a result of our international operations.

We face exposure to adverse movements in foreign currency exchange rates, principally the Chinese Yuan, the Taiwanese dollar, the Euro and the British Pound Sterling and, to a lesser extent, the Japanese Yen and the Hong Kong dollar. Our income and expenses are based on a mix of currencies and a decline in one currency relative to the other currencies could adversely affect our operating results. Furthermore, our operating results are reported in U.S. dollars, which is our reporting currency. In the event the U.S. dollar weakens against a foreign currency, we will experience a currency transaction loss, which could adversely affect our operating results. Also, fluctuations in foreign currency exchange rates may have an adverse impact and be increasingly influential to our overall sales, profits and operating results as amounts that are measured in foreign currency are translated back to U.S. dollars for reporting purposes. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results, especially if the portion of our sales attributable to Europe increases. We have taken, and plan to continue to take, efforts to mitigate some of our foreign currency exposure by entering into foreign exchange hedging agreements with financial institutions to reduce exposures to some of the principal currencies in countries in which we conduct sales, acquire raw materials, build products and make capital investments but these efforts may not be successful. In this regard, these hedging agreements do not cover all currencies in which we do business, do not eliminate foreign currency risk entirely for the currencies that they do cover, and involve costs and risks of their own in the form of transaction costs, credit requirements and counterparty risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-Q	May 10, 2013	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1*	2013 Equity Incentive Plan (As Amended and Restated on May 3, 2017)	S-8	August 12, 2017	99.1
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2**	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.
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

DIODES INCORPORATED
(Registrant)

November 7, 2017	By: /s/ Keh-Shew Lu
Date	KEH SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2017	By: /s/ Richard D. White
Date	RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial Officer)

November 7, 2017	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE Corporate Controller
(Principal Accounting Officer)