Form 10-K
period 2017-12-31
DIODES INC /DEL/
filed 2018-02-20
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the 38,032,787 shares of Common Stock held by non-affiliates of the registrant, based on the closing price of $18.79 per share of the Common Stock on the Nasdaq Global Select Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $714,636,068.

The number of shares of the registrant’s Common Stock outstanding as of February 9, 2018 was 49,140,136.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the 2018 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2017.

PART I

Item 1.Business.

GENERAL

Diodes Incorporated and its subsidiaries (collectively, the “Company” or “we” or “our”) is a leading global manufacturer and supplier of high-quality application specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. Diodes serves the consumer electronics, computing, communications, industrial, and automotive markets. Diodes’ products include diodes, rectifiers, transistors, MOSFETs, protection devices, function-specific arrays, logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Diodes’ corporate headquarters and Americas’ sales office are located in Plano, Texas and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taiwan; Taoyuan City, Taiwan; Zhubei City, Taiwan; Manchester, England; and Neuhaus, Germany. Diodes’ wafer fabrication facilities are located in Manchester and Shanghai, China. Diodes has assembly and test facilities located in Shanghai, Jinan, Chengdu, and Yangzhou, China, as well as in Hong Kong, China, Neuhaus and Taipei. Additional engineering, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Manchester; Shanghai; Shenzhen, China; Seongnam-si, South Korea; and Munich, Germany, with support offices throughout the world. We were incorporated in 1959 in California and reincorporated in Delaware in 1968.

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

Our product portfolio addresses the design needs of advanced electronic equipment, including high-volume consumer electronic devices such as digital media players, smartphones, tablets, notebook computers, flat-panel displays, mobile handsets, digital cameras and set-top boxes. We believe that we have particular strength in designing innovative, highly power efficient semiconductors in miniature packaging for applications with a critical need to minimize product size while maximizing power density and overall performance, and at a lower cost than alternative solutions. Our product line includes over 25,000 products, and we shipped approximately 46 billion units, 41 billion units, and 40 billion units in 2017, 2016 and 2015, respectively. From 2012 to 2017, our net sales grew from $633.8 million to $1.1 billion, representing a compound annual growth rate of greater than 10%.

BUSINESS OUTLOOK

During 2017, we achieved our goal of $1.0 billion in annual revenue.  During 2017, we announced new goals for 2025 that include revenue of $2.5 billion with gross margin of 40%, representing gross profit of $1.0 billion. Acquisitions remain a key part of our growth strategy to reach our revenue goal. We have a solid pipeline of designs and expanded customer relationships across all regions and product lines. The success of our business depends on, among other factors, the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers not canceling or deferring existing orders, and the strength of consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the uncertainties in the global economy as we continue to execute on the strategy that has proven successful for us over the years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Outlook” in Part II, Item 7 and “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Broad customer base and diverse end-markets – Our customers are comprised of leading OEMs as well as major EMS providers. Overall, we serve over 375 direct customers worldwide and tens of thousands of additional customers through our 122 distributors. Our products are ultimately used in end-products in a number of markets served by our broad customer base, which we believe makes us less susceptible to market fluctuations driven by either specific customers or specific end-user applications.

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

The principal elements of our strategy include the following:

Continue to rapidly introduce innovative discrete, logic and analog semiconductor products – We intend to maintain our rapid pace of new product introductions, especially for high-volume, high-growth applications with short design cycles, such as LCD and LED televisions and panels, set-top boxes, portables such as smartphones, tablets and notebooks along with other consumer electronics and computing devices, as well as added emphasis on products for the LED lighting market and the industrial and automotive markets. During 2017, we continued to achieve many significant new design wins at OEMs. Although a design win from a customer does not necessarily guarantee future sales to that customer, we believe that continued introduction of new and well-defined product solutions is critically important in maintaining and extending our market share in the highly competitive semiconductor marketplace. See “Risk Factors – Obsolete inventories as a result of changes in demand for our products and change in life cycles of our products could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

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

Enhance cost competitiveness – A key element of our success is our overall low-cost manufacturing base. While we believe our manufacturing facilities are among the most efficient in the industry, we will continue to refine our proprietary manufacturing processes and technology to achieve additional cost efficiencies. In 2011, we commenced the expansion of our capacity further by establishing an additional manufacturing facility for semiconductor assembly and test in Chengdu, China, that became fully production capable in the second half of 2015.

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

See “Risk Factors – Part of our growth strategy involves identifying and acquiring companies. We may be unable to identify suitable acquisition candidates or consummate desired acquisitions and, if we do make any acquisitions, we may be unable to successfully integrate any acquired companies with our operations, which could adversely affect our business, operating results and financial condition” in Part I, Item 1A and Note 19 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

OUR PRODUCTS

Our product portfolio includes over 25,000 products that are designed for use in high-volume consumer electronic devices such as LCD and LED televisions and LCD panels, set-top boxes and consumer portables such as smartphones, tablets and notebooks. Our focus is on low pin count semiconductor devices with one or more active and/or passive components. We target and serve end-equipment markets that we believe have larger volumes than other end-market segments served by the overall semiconductor industry.

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

•	Standard logic products including low-voltage complementary metal-oxide-semiconductor (“CMOS”) and advanced high-speed CMOS devices; ultra-low power CMOS logic; and analog switches;
•	Multichip products and co-packaged discrete, analog and mixed-signal silicon in miniature packages;
•	Silicon and silicon epitaxial wafers used in manufacturing these products; and
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

The following table lists the end-markets, some of the applications in which our products are used, and the percentage of net sales for each end-market for the last three years:

End-Markets	2017	2016	2015	End product applications

Consumer Electronics	26%	29%	32%	Digital audio players and cameras, set-top boxes, LCD and LED TV’s, game consoles, portable GPS, fitness and health monitors, action cameras, smart watches
Computing	18%	19%	18%	Notebooks, tablets, LCD monitors, printers, solid state and hard disk drive, servers, mass storage, cloud
Industrial	23%	21%	21%	Lighting, power supplies, DC-DC conversion, security systems, motor controls, DC fans, proximity sensors, solenoid and relay driving, solar panel, HAVC/LED lighting, retrofit bulb
Communications	25%	24%	24%	Mobile handsets, smartphones, IP in gateways, routers, switches, hubs, fiber optics
Automotive	8%	7%	5%	Comfort controls, lighting, audio/video, GPS navigation, satellite radios, electronics

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

CUSTOMERS

We serve over 375 direct customers worldwide, including major OEMs and EMS providers. Additionally, we have approximately 122 distributor customers worldwide, through which we indirectly serve tens of thousands of customers. Our customers include: (i) leading OEMs in a broad range of industries, such as Continental AG, Delta Electronics, Honeywell, Osram, Phillips, Arris, Emerson, Hella, LG Electronics, Lenovo, Quanta Computer, Seagate, Sagem Communication, and Samsung Electronics; (ii) leading EMS providers, such as Celestica, Flextronics, Hon Hai Precision Industry, Inventec, Jabil Circuit, and Sanmina-SCI, who build end-market products incorporating our semiconductors for companies such as Google, GoPro, Cisco, Dell, EMC, Intel, Microsoft, Thompson, and Roche Diagnostics; and (iii) leading distributors such as Arrow, Avnet, Future Electronics, Rutronic, Yosun Industrial, DigiKey, and Zenitron.

For the years 2017, 2016 and 2015, our OEM and EMS customers together accounted for 32%, 35% and 33%, respectively, of our net sales. One customer accounted for 10% or more of our net sales in 2017, but not 10% of our outstanding accounts receivable at December 31, 2017.  No customers accounted for 10% or more of our net sales in 2016 or 2015. In addition, for information concerning our business with related parties, see “Business - Certain Relationships and Related Party Transactions.”

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

	Percentage of Net Sales
	2017	2016	2015
China	56%	58%	60%
U.S.	8%	8%	9%
Korea	6%	6%	8%
Germany	7%	7%	7%
Singapore	6%	5%	6%
Taiwan	6%	6%	4%
All others	11%	10%	6%
Total	100%	100%	100%

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

As of December 31, 2017, our direct global sales and marketing organization consisted of approximately 366 employees operating out of 14 offices. We have sales and marketing offices or representatives in Taipei, Taiwan; Shanghai and Shenzhen, China; Gyeonggi, South Korea; and Munich, Germany; and we have regional sales offices in the U.S. As of December 31, 2017, we also had approximately 18 independent sales representative firms marketing our products.

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

MANUFACTURING OPERATIONS AND FACILITIES

We operate two assembly and test facilities located in Shanghai, China, one in Chengdu, China and one in Neuhaus, Germany. We have two 150mm wafer fabrication facilities located in Shanghai and one 150mm wafer fabrication facility located in Oldham, U.K.  One of our Shanghai facilities has completed qualification on the production of 200mm wafers.

During the fourth quarter of 2017 we shut down our wafer manufacturing facility located in Lee’s Summit, MO. (“KFAB”) and transferred those manufacturing activities to our wafer fabrication facilities located in Oldham and Shanghai or to outside foundries.  Total costs to shut down KFAB were approximately $10.1 million.  We will continue to recognize costs associated with the KFAB shutdown through March 2018.  Because of lower costs and improved utilization of our internal wafer fabrication facilities we expect our annual pretax savings to be approximately $10 million to $15 million, beginning in 2018.

In 2010, we announced an investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”). Under this agreement, we formed an entity with a Chinese partner, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”), to establish a semiconductor assembly and test manufacturing facility in Chengdu, China. In December 2016, we increased our investment and currently own approximately 98% of the entity. The CDHT granted the entity a 50-year land lease, provides corporate and employee tax incentives, tax refunds, subsidies and other financial support. This is a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2017, we have invested approximately $157.2 million, primarily for infrastructure, buildings and equipment related capital expenditures.

For the years ending December 31, 2017 and 2016, our total capital expenditures were approximately $125.2 million and $52.2 million, respectively. The majority of our capital expenditures are in China.

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

BACKLOG

The amount of backlog to be shipped during any period is dependent upon various factors, and orders are subject to cancellation or modification, usually with no penalty to the customer. Orders are generally booked from one month to greater than twelve months in advance of delivery. The rate of booking of new orders can vary significantly from month to month. We, and the industry as a whole, continue to experience a trend towards shorter customer-requested lead-times, and we expect this trend to continue. The amount of backlog at any date depends upon various factors, including the timing of the receipt of orders, fluctuations in orders of existing product lines, and the introduction of any new lines. Accordingly, we believe that the amount of our backlog at any date is not an accurate measure of our future sales. We strive to maintain proper inventory levels to support our customers’ just-in-time order expectations.  Our backlog of orders, based on expected ship date, was $407.4 million at December 31, 2017 and $175.7 million at December 31, 2016.

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

In 2013, we acquired BCD, a leading supplier of standard linear and power management devices. BCD has a product portfolio that includes AC/DC and DC/DC solutions for chargers and power adapters. BCD’s established presence in Asia, with a particularly strong local market position in China, offers us even greater participation in the consumer electronics, computing and communications end-markets.

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

For the years ended December 31, 2017, 2016 and 2015, our investment in research and development activities was approximately $77.9 million, $69.9 million and $57.0 million, respectively, or approximately 7% of net sales for each of the three years.

EMPLOYEES

As of December 31, 2017, we employed 8,586 employees (including approximately 926 temporary labor or independent contractors).  7,868 of our employees were in Asia, 249 were in the U.S. and 469 were in Europe. None of our employees in Asia or the U.S. are subject to a collective bargaining agreement, but a majority of our employees in Europe is covered by local labor agreements. We consider our relations with our employees to be satisfactory. See “Risk Factors – We may fail to attract or retain the qualified technical, sales, marketing, finance and management/executive personnel required to operate our business successfully, which could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

ENVIRONMENTAL MATTERS

We are subject to a variety of U.S. federal, state, local and foreign governmental laws, rules and regulations related to the use, storage, handling, discharge or disposal of certain toxic, volatile or otherwise hazardous chemicals used in our manufacturing process in China and the U.K. where our wafer fabrication facilities are located, and in China, Taiwan and Germany where our assembly and test facilities are located. Any of these regulations could require us to acquire equipment or to incur substantial other costs to comply with environmental regulations or remediate problems. For the years ended December 31, 2017, 2016 and 2015, our capital expenditures for environmental controls have not been material. As of December 31, 2017, there were no known environmental claims or recorded liabilities. See “Risk Factors – We are subject to many environmental laws and regulations that could result in significant expenses and could adversely affect our business, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We conduct business with two related companies: Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC owned approximately 16% of our outstanding Common Stock as of December 31, 2017. We conduct business with a significant company, Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”).  Keylink is our 5% partner in our two Shanghai assembly and test facilities.  In addition, Ya Guang is our 2% partner in one of our Chengdu assembly and test facilities and our 5% partner in our other Chengdu assembly and test facility; however, we have no material transactions with Ya Guang.

Raymond Soong, the Chairman of the Board of Directors, is also the Chairman of LSC and the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, a member of our Board of Directors and our President and Chief Executive Officer, is also a board member of Nuvoton. In addition, L.P. Hsu, a former member of our Board of Directors, is also a consultant to LTC and a supervisor of the board of Nuvoton.

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

SEASONALITY

Historically, our net sales have been affected by the cyclical nature of the semiconductor industry.   In addition, our net sales have been subject to some seasonal variation with weaker net sales in the first and fourth calendar quarters. See Note 20 (unaudited) of “Notes to Consolidated Financial Statements” of this Annual Report for additional information on our quarterly results.

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

In 2017, 2016 and 2015, LSC, our largest stockholder, accounted for approximately 1%-3% of our silicon wafer supply and our finished goods supply. The loss of LSC as a supplier could materially harm our business, operating results and financial condition.

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

Our products, or products we purchase from third parties for resale, may be found to be defective and, as a result, warranty claims and product liability claims may be asserted against us and we may not have recourse against our suppliers, which may harm our business, reputation with our customers, operating results and financial condition.

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

We currently have a U.S. banking credit facility under which as of December 31, 2017 we had a remaining principal balance of $165.8 million under a term loan, and had drawn $103.0 million on a $250.0 million revolver ($147.0 million of which remained available as of December 31, 2017), with the possibility of an additional $200.0 million of borrowings.  See “Liquidity and Capital Resources” below and Note 7 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense. Based on our debt balances at December, 31, 2017, an increase or decrease in interest rates by 1.0% for the year on our credit facilities would increase or decrease our annual interest rate expense by less than $1.0 million, net of the amounts realized from our interest rate swaps.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates or foreign exchange exposure or our counterparties might not perform as agreed.

We use interest rate swaps and foreign exchange forward contracts to provide a level of protection against interest rate risks and foreign exchange exposure, but no hedging strategy can protect us completely. The nature and timing of hedging transactions influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. The hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility and our hedging transactions may result in or magnify losses. Furthermore, interest rate and foreign exchange derivatives may not be available on favorable terms or at all, particularly during economic downturns. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.  We are exposed to counterparty credit risk in the event of non-performance by counterparties to the interest rate swaps and foreign exchange contracts.

We may have a significant amount of debt with various financial institutions worldwide. Any indebtedness could adversely affect our business, operating results, financial condition and our ability to meet payment obligations under such debt.

We may have a significant amount of debt and substantial debt service requirements on our borrowings, including our credit facilities with various financial institutions worldwide. As of December 31, 2017 $268.8 million was outstanding under our U.S. banking credit facility. In addition, we have short-term foreign credit facilities with borrowing capacities of approximately $80.5 million with an unused amount of $78.7 million.

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

The Chinese government has provided various incentives to technology companies, including our manufacturing facilities located in Shanghai and Chengdu, China, in order to encourage development of the high-tech industry. These incentives include reduced tax rates and other measures. As a result, we are entitled to a preferential enterprise income tax rate of 15% so long as our manufacturing facilities continue to maintain their High and New Technology Enterprise (“HNTE”) status. One of our Shanghai manufacturing facilities has been approved for HNTE status for the tax years 2015-2017. In addition, one of our wafer fabrication facilities and one research and development facility located in Shanghai were approved for HNTE status for the tax years 2017-2019. HNTE qualification requires, but is not limited to, metrics based on China research and development expenditures as well as research and development headcount and overall college-degreed headcount.  Any prior years that have already been approved are subject to audit requirements. If we were to no longer meet the HNTE requirements, our statutory tax rate for our approved Shanghai assembly and test facility and wafer fabrication facility would increase to 25% for any period in which an audit shows we were not compliant, which could adversely affect our operating results and financial condition.

In connection with our entity in Chengdu, China, we have qualified for tax incentives offered in the Go West Initiative (“Go West”), where companies are entitled to a preferential income tax rate of 15% for doing business in western China. If we were to no longer meet the Go West requirements, our statutory tax rate for this entity would increase to 25%, which could adversely affect our operating results and financial condition.

The impact of our HNTE and Go West status, collectively called tax holidays, decreased our tax expense by approximately $3.7 million, $7.3 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The benefit of the tax holidays on basic and diluted earnings per share for the twelve months ended December 31, 2017 was approximately $0.08. The benefit of the tax holidays on both basic and diluted earnings per share for both twelve month periods ended December 31, 2016 and 2015 was approximately $0.15 and $0.06, respectively.

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

As of December 31, 2017, the benefit obligation of the plan was approximately $166.1 million and the total assets in such plan were approximately $134.2 million. Therefore, the plan was underfunded by approximately $31.8 million. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining the net periodic benefit costs of the plan and the ongoing funding requirements of the plan.

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

         During the first quarter of 2015, we agreed to a payment plan with the trustees of the defined benefit plan, under which we would make annual contributions each year through 2030, of approximately 2 million British Pounds (“GBP”) (approximately $2.8 million based on a GBP:USD exchange rate of 1.4).  The annual contributions were expected to meet the deficit disclosed in the plan as of April 5, 2013, by December 31, 2030.  The trustees are required to review the funding position every three years, and a further review was carried out as of April 5, 2016. The outcome of the review, as agreed to with the trustees during the first quarter of 2017, was that contributions would continue at the existing level, up to December 31, 2029.  If we fail to reach an agreement with the trustees, as we are required to do every three years, the Pension Regulator in the U.K. could impose contributions on Diodes Zetex Limited or Diodes Zetex Semiconductors Limited, or in limited circumstances could require financial support to be provided to the plan from entities connected or associated with Diodes Zetex Limited or Diodes Zetex Semiconductors Limited. Furthermore, Diodes Zetex Limited and Diodes Zetex Semiconductors Limited remain ultimately liable to fully fund the plan regardless of any failure to agree upon future contributions in respect of a particular actuarial valuation, i.e., if either the plan or those companies were wound up, a debt equal to each company’s share of the entire outstanding deficit at that time (calculated on a statutory conservative basis) would be owed by the relevant company. This could have a material adverse effect on our cash flows, operating results and financial condition.

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

Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our websites, products or otherwise exploit any security vulnerabilities of our websites and products. In 2016 the Company became aware of a cyber-intrusion.  In response to this cyber-intrusion we engaged an information technology security expert to assess the information accessed by the intruder and to assist in designing security measures to prevent a recurrence.  We completed the assessment and have started enhancing our security measures. These efforts continue. At this time we have no reason to believe the cyber intruder obtained any confidential or propriety information. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service, extortionate demands to decrypt files and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions and materially adversely affect our operating results, stock price and reputation.

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

We expect net sales from foreign markets to continue to represent a significant portion of our total net sales. In addition, the majority of our manufacturing facilities are located in China. In each of the years ended 2017, 2016 and 2015, our Asian and European subsidiaries represented approximately 90% of our net sales. There are risks inherent in doing business internationally, and any or all of the following factors could cause harm to our business:

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

We have a significant portion of our manufacturing capacity in mainland China. In addition, in 2017 approximately 56% of our total sales were shipped to customers in China. In recent years, the Chinese economy has experienced periods of rapid expansion and wide fluctuations in the rate of inflation. In response to these factors, the Chinese government has, from time to time, adopted measures to regulate growth and contain inflation, including measures designed to restrict credit or control prices. Such actions in the future could increase the cost of doing business in China or decrease the demand for our products in China and, thereby, have a material adverse effect on our business, operating results and prospects.

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

We face exposure to adverse movements in foreign currency exchange rates, principally the Chinese Yuan, the Taiwanese dollar, the Euro and the British Pound Sterling and, to a lesser extent, the Japanese Yen and the Hong Kong dollar. Our income and expenses are based on a mix of currencies and a decline in one currency relative to the other currencies could adversely affect our operating results. Furthermore, our operating results are reported in U.S. dollars, which is our reporting currency. In the event the U.S. dollar weakens against a foreign currency, we will experience a currency transaction loss, which could adversely affect our operating results. Also, fluctuations in foreign currency exchange rates may have an adverse impact and be increasingly influential to our overall sales, profits and operating results as amounts that are measured in foreign currency are translated back to U.S. dollars for reporting purposes. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have an adverse impact upon our financial results, especially if the portion of our sales attributable to Europe increases. We have taken, and plan to continue to take, efforts to mitigate some of our foreign currency exposure by entering into foreign exchange hedging agreements with financial institutions to reduce exposures to some of the principal currencies in countries in which we conduct sales, acquire raw materials, build products and make capital investments, but these efforts may not be successful. In this regard, these hedging agreements do not cover all currencies in which we do business, do not eliminate foreign currency risk entirely for the currencies that they do cover, and involve costs and risks of their own in the form of transaction costs, credit requirements and counterparty risk.

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

The distribution of any earnings of certain foreign subsidiaries may be subject to foreign income taxes, thus reducing our net income.

As a result of enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, all of our undistributed foreign subsidiary earnings immediately became subject to U.S. income tax.  We had not previously accrued U.S. taxes on these earnings, due to our policy of indefinitely reinvesting the earnings overseas.  Refer to the U.S. Tax Reform section in Item 7 and the Tax Cuts and Jobs Act (the “Tax Act”) section in Note 11 of “Notes to Consolidated Financial Statements” of this Annual Report for further discussion.  Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to foreign withholding taxes. As of December 31, 2017, we had undistributed earnings from non-U.S. operations of approximately $770 million (including approximately $51 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $429 million of this total.  Additional Chinese withholding taxes of approximately $42 million would be required should the $429 million of such earnings be distributed out of China as dividends. We continue to evaluate the potential effects the Tax Act may have on our long term plans for capital investment across the geographies in which we operate.  In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the fourth quarter of 2018.  Future adjustments made to the provisional effects will be reported as a component of income tax expense from continuing operations in the reporting period in which any such adjustments are determined.

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

Our directors, executive officers and our affiliate, LSC, beneficially own approximately 23% of our outstanding Common Stock, including options to purchase shares of our Common Stock that are exercisable within 60 days of December 31, 2017. These stockholders, acting together, will be able to influence significantly all matters requiring stockholder approval, including the election of directors and significant corporate transactions such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which could adversely affect the market price of our Common Stock.

LSC, our largest stockholder, owns approximately 16% (approximately 7.8 million shares) of our Common Stock. Some of our directors and executive officers may have potential conflicts of interest because of their positions with LSC or their ownership of LSC common stock.

Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, a member of our Board of Directors and our President and Chief Executive Officer, is a board member of LTC and a board member of Nuvoton. L.P. Hsu, a former member of the Board of Directors since 2007, serves as a consultant to LTC and a supervisor of the board of Nuvoton. Several of our directors and executive officers may own LSC common stock or hold options to purchase LSC common stock. Service on our Board of Directors and as a director or officer of LSC, or ownership of LSC common stock by our directors and executive officers, could create, or appear to create, actual or potential conflicts of interest when directors and officers are faced with decisions that could have different implications for LSC and us. For example, potential conflicts could arise in connection with decisions involving the Common Stock owned by LSC, or under the other agreements we may enter into with LSC. In 2017, 2016 and 2015, LSC accounted for approximately between 1% and 3% of our silicon wafer supply and our finished good supply. We may have difficulty resolving any potential conflicts of interest with LSC, and even if we do, the resolution may be less favorable than if we were dealing with an unrelated third party.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.Properties.

Our corporate headquarters are located in Plano, Texas.  As of December 31, 2017, we own approximately 3.7 million square feet of property and lease approximately 3.1 million square feet of property, with leases expiring at various times beginning in 2018 with land rights expiring in 2056.  The table below sets forth the use, location and square footage of property either owned or leased by the Company:

Primary use	Location	Sq. Ft.
Headquarters/R&D center	USA - Plano, TX	41,780
Land (future headquarters site)	USA - Plano, TX	696,960
Regional sales office	USA - Amherst, New Hampshire	600
Regional sales office/Administrative office/R&D center & Apartment	USA - Milpitas, California	86,321
Regional sales office/R&D center	USA - San Jose, California	4,060
Regional sales office/Administrative office	USA - Westlake Village, California	1,295
Land use right, manufacturing facilities/administrative/R&D center/Logistics	China - Chengdu	1,689,474
Regional sales office/R&D center/Warehouse	China - Hong Kong	360,395
Administrative office/land use right/manufacturing facility/R&D center	China - Jinan, Shandong	1,059,907
Manufacturing facility/R&D center/Logistics/Dormitory/Manufacturing facility/Sales/Administrative office/Land Use Right	China - Shanghai	2,322,424
Regional sales office	China - Shenzhen	17,318
R&D center/Dormitory	China - Yangzhou	7,095
Administrative/Logistics/Manufacturing/R&D center	England - Oldham	156,076
Regional sales office	Germany - Munich	6,297
Manufacturing facility/R&D center	Germany - Neuhaus	52,508
Regional sales offices	South Korea - Seongnam-si	2,990
Apartment	South Korea -Suwon-si	646
Manufacturing facility/R&D center/Logistics/Administrative office	Taiwan - Hsinbei	120,441
R&D center	Taiwan - Hsinchu	25,372
Regional sales office	Taiwan - Kaohsiung	355
Regional sales office/Administrative office/Logistics/Regional Sales/Logistics	Taiwan - Taipei	52,348
Regional sales office/Administrative office/Logistics	Taiwan - Taoyuan	78,899
R&D center	Taiwan - Zhunan	1,272

We believe our current facilities are adequate for the foreseeable future.

Item 3. Legal Proceedings.

From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any current pending legal proceeding will not have any material adverse effect on our financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact our business and operating results for the period in which the ruling occurs or future periods. See Note 16 of the “Notes to Consolidated Financial Statements” for detailed information regarding the status of our lawsuits.

Item 4.Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on the Nasdaq Global Select Market (“NasdaqGS”) under the symbol “DIOD.” The following table shows the range of high and low closing sales prices per share for our Common Stock for each fiscal quarter from January 1, 2016 as reported by NasdaqGS.

Calendar Quarter	Closing Sales Price of
Ended	Common Stock
	High	Low
First quarter 2018 (through February 9, 2018)	$30.85	$26.39
Fourth quarter 2017	35.09	27.25
Third quarter 2017	29.93	23.97
Second quarter 2017	27.15	22.31
First quarter 2017	26.28	23.44
Fourth quarter 2016	26.96	19.84
Third quarter 2016	21.57	17.24
Second quarter 2016	20.36	16.96
First quarter 2016	22.30	17.24

Holders and Recent Stock Price

On February 9, 2018, the closing sales price of our Common Stock as reported by NasdaqGS was $29.22 and there were approximately 273 holders of record of our Common Stock.

Dividends

We have never declared or paid dividends on our Common Stock, and currently do not intend to pay dividends in the foreseeable future as we intend to retain any earnings for future use in our business.  Our U.S. banking credit facility permits us to pay dividends up to $3.0 million per fiscal year to our stockholders so long as we have not defaulted at the time of such dividend and no default would result from declaring and paying such dividend. The payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding our equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from our 2018 definitive proxy statement into Item 12 of Part III of this Annual Report.

Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return of our Common Stock against the cumulative total return of the Nasdaq Composite and the Nasdaq Industrial Index for the five calendar years ending December 31, 2017. The graph is not necessarily indicative of future price performance.

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

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2016.

The graph assumes $100 invested on December 31, 2012 in our Common Stock, the stock of the companies in the Nasdaq Composite Index and the stock of companies in the Nasdaq Industrial Index, and that all dividends received within a quarter, if any, were reinvested in that quarter.

December 2017
		2012	2013	2014	2015	2016	2017
Diodes Incorporated	Return %		35.79	17.02	(16.65)	11.71	11.69
	Cum $	100	135.79	158.90	132.45	147.95	165.24

NASDAQ Industrial Index	Return %		44.54	2.98	9.56	9.47	25.21
	Cum $	100	144.54	148.85	163.08	178.53	223.54

NASDAQ Composite-Total Returns	Return %		40.12	14.75	6.96	8.87	29.64
	Cum $	100	140.12	160.78	171.97	187.22	242.71

Issuer Purchases of Equity Securities

The Company repurchases shares of its Common Stock from time to time pursuant to publicly announced share repurchase programs. During December 2017, the Company repurchased 300,000 shares of its common shares at a cost of $8.7 million. All purchases were made through open market transactions and were recorded as treasury stock. The following table contains information for shares repurchased during the fourth quarter of 2017. None of the shares in this table were repurchased directly from any of our officers or directors.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Dec-17	300,000	$29.15	1,457,206	$62,260,855

(a)   Share repurchases are made pursuant to a share repurchase program authorized in November 2015 by the Company’s Board of Directors to

        repurchase up to an aggregate of $100,000,000 of the Company’s outstanding Common Stock, $0.66 2/3 par value per share.  The share

        repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board of Directors.   Average price

        paid per share includes broker commissions.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the fiscal years ended December 31, 2017 through 2013 is qualified in its entirety by, and should be read in conjunction with, the other information and consolidated financial statements, including the notes thereto, appearing elsewhere herein. Certain immaterial amounts as presented in the accompanying consolidated financial statements have been reclassified to conform to 2017 financial statement presentation.

(In thousands, except per share data)	Twelve Months Ended December 31,
Statement of Income Data	2017	2016	2015	2014	2013
Net sales	$1,054,204	$942,162	$848,904	$890,651	$826,846
Gross profit	356,776	286,923	248,583	277,279	237,836
Selling, general and administrative	167,639	158,256	139,245	133,701	132,106
Research and development	77,877	69,937	57,027	52,136	48,302
Amortization of acquisition related intangible assets	18,798	20,478	8,596	7,914	8,078
Impairment of fixed assets	2,211	114	1,672	198	5,358
Restructuring	10,137	12	-	-	1,533
Other operating expenses	(246)	70	(59)	(1,181)	178
Total operating expenses	276,416	248,867	206,481	192,768	195,555
Income from operations	80,360	38,056	42,102	84,511	42,281
Interest income	1,475	1,357	1,006	1,470	1,274
Interest expense	(13,448)	(13,257)	(4,232)	(4,332)	(5,580)
Gain on securities carried at fair value	-	-	400	1,364	601
Foreign currency (loss) gain, net	(7,995)	2,171	1,257	1,820	(393)
Impairment of cost-basis investment	-	(3,218)	-	-	-
Other income (expense)	2,199	(74)	62	1,159	402
Income before income taxes and noncontrolling interest	62,591	25,035	40,595	85,992	38,585
Income tax provision	62,325	6,558	14,082	20,359	14,481
Net income	266	18,477	26,513	65,633	24,104
Less: net (income) loss attributable to noncontrolling interest	(2,071)	(2,542)	(2,239)	(1,955)	2,428
Net (loss) income attributable to common stockholders	(1,805)	15,935	24,274	63,678	26,532
(Loss) earnings per share attributable to common stockholders
Basic	$(0.04)	$0.33	$0.50	$1.35	$0.57
Diluted	$(0.04)	$0.32	$0.49	$1.31	$0.56
Number of shares used in computation:
Basic	48,824	48,597	48,210	47,184	46,363
Diluted	48,824	49,789	49,500	48,594	47,658

	As of December 31,
Balance Sheet Data	2017	2016	2015	2014	2013
Total assets	$1,488,673	$1,528,552	$1,598,827	$1,179,157	$1,162,258
Working capital	415,162	547,409	570,888	526,239	493,169
Long-term debt, net of current portion	247,492	413,126	453,738	140,787	182,799
Total Diodes Incorporated stockholders' equity	831,504	776,019	795,345	768,275	702,742

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Summary of the Twelve Months Ended December 31, 2017

•	Revenue grew to $1.1 billion, an increase of 12.0% over the $942.2 million in 2016 due to continued market share gains;
•	Gross profit was $356.8 million compared to $286.9 million in 2016;
•	Gross margin was 33.8% compared to 30.5% in 2016, an increase of 330 basis points;
•

We had a net loss $1.8 million for the 12 months ended December 31, 2017.  Included in this loss was total tax expense of $62.3 million, of which $45.9 million specifically related to the Tax Cuts and Jobs Act that was signed into law on December 22, 2017;

•	We completed the shutdown of wafer fabrication facility located in Lee’s Summit, MO. (“KFAB”) and relocated the manufacturing capacity to other wafer fabrication facilities;
•	Selling and administrative expenses were $167.6 million due to increases in wages and benefits;
•	Cash flow from operations was approximately $181.1 million compared to $124.7 million in 2016;
•	During 2017 we paid down approximately $159.9 million of our outstanding debt;
•	We repurchased approximately $8.7 million or 300,000 shares of our outstanding common stock; and
•	We received qualification of 200mm wafers at one of our wafer fabrication facilities located in Shanghai.

Summary of the Twelve Months Ended December 31, 2016

•	Revenue grew to $942.2 million, an increase of 11.0% over the $848.9 million in 2015;
•	We had full year of Pericom included in our results;
•	Gross profit was $286.9 million as compared to $248.6 million in 2015;
•	Gross margin improved 120 basis points to 30.5% from 29.3% in 2015;
•	Selling and administrative expenses were up $19.0 million, due to $26.5 million of incremental Pericom SG&A cost;
•	Net income attributable to common stockholders was $15.9 million, or $0.32 per diluted share, compared to $24.3 million, or $0.49 per diluted share in 2015;
•	Cash flow from operations was $124.7 million compared to $118.1 million in 2015, an increase of 5.6%;
•	We repurchased for approximately $18.0 million 691,196 shares of our outstanding common stock;
•	We recorded $3.2 million of impairment on a cost-basis equity investment; and
•	We suffered fire damage at KFAB leading to lower output and lower revenue and higher repair expenses related to the fire.

KFAB Shutdown

During 2017 we completed the shutdown of KFAB. The Company ceased production operations at KFAB late in third quarter 2017 and vacated the premises during November 2017. Employees were provided retention and standard severance packages.  Total costs incurred for the shutdown were approximately $10.1 million.

Business Outlook

During 2017 we achieved our goal of $1 billion in annual revenue.  During 2017, we announced new goals for 2025 that include revenue of $2.5 billion and gross margin of 40%, representing gross profit of $1.0 billion. Acquisitions remain a key part of our growth strategy to reach our revenue goal. We have a solid pipeline of designs and expanded customer relationships across all regions and product lines. The success of our business depends on, among other factors, the strength of the global economy and the stability of the financial markets, our customers’ demand for our products, the ability of our customers to meet their payment obligations, the likelihood of customers not canceling or deferring existing orders, and the strength of consumers’ demand for items containing our products in the end-markets we serve. We believe the long-term outlook for our business remains generally favorable despite the uncertainties in the global economy as we continue to execute on the strategy that has proven successful for us over the years. See “Risk Factors – The success of our business depends on the strength of the global economy and the stability of the financial markets, and any weaknesses in these areas may have a material adverse effect on our net sales, operating results and financial condition.” in Part I, Item 1A of this Annual Report for additional information.

Factors Relevant to Our Results of Operations

In 2017, the following factors affected, and, we believe, will continue to affect, our results of operations:

•

We closed our KFAB facility and relocated the operations to our other wafer fabrication facilities.  We estimate that we will have annual savings of between $10 million and $15 million beginning in 2018;

•

We continue to experience pressure from our customers to reduce the selling price for our products, and we expect future improvements in net income to result primarily from increases in sales volume and improvements in product mix, as well as manufacturing cost reductions in order to offset any reduction in average selling prices of our products;

•	In terms of our end markets, our automotive business reached 8% of revenue; and
•

During 2017, we invested approximately $100.3 million in our manufacturing and wafer fabrication facilities in China, and we expect to continue to invest in our facilities, although the amount to be invested will depend on product demand and new product developments.

•	Our wafer fabrication plants use epitaxial wafers. Currently there is a supply shortage of these types of wafers, which may impact our ability to meet market demand for our products.

Description of Sales and Expenses

Net sales

The principal factors that have affected or could affect our net sales from period to period are:

•	The condition of the economy in general and of the semiconductor industry in particular;
•	Our customers’ adjustments in their order levels;
•	Changes in our pricing policies or the pricing policies of our competitors or suppliers;
•	The addition or termination of key supplier relationships;
•	The rate of introduction and acceptance by our customers of new products;
•	Our ability to compete effectively with our current and future competitors;
•	Our ability to enter into and renew key corporate and strategic relationships with our customers, vendors and strategic alliances,
•	Changes in foreign currency exchange rates;
•	A major disruption of our information technology infrastructure;
•	Unforeseen catastrophic events, such as armed conflict, terrorism, fires, typhoons and earthquakes; and
•	Any other disruptions, such as change in the political or governmental policies, labor shortages, unplanned maintenance or other manufacturing problems.

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

Impairment of fixed assets

Impairment of fixed assets consists of the impairment amount recognized as a result of the fair value of an asset being below its recorded value.

Restructuring

Restructuring are one-time charges that must be paid by the Company due to reorganizing or restructuring a part of the business.

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

Foreign currency (loss) gain, net

This income account is used to show the amount gained or lost as a result of foreign currency transactions.

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

U.S. Tax Reform

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, provides an exemption from U.S. federal tax for dividends received from foreign subsidiaries, and creates new taxes on certain foreign sourced earnings. As of the completion of these financial statements and related disclosures, we have not completed our accounting for the tax effects of the Tax Act; however, as described below, we have made a reasonable estimate of such effects and recorded a provisional tax expense of approximately $45.9 million, which is included as a component of income tax expense from continuing operations in the fourth quarter of 2017.  This provisional tax expense incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the fourth quarter of 2018.  Future adjustments made to the provisional effects will be reported as a component of income tax expense from continuing operations in the reporting period in which any such adjustments are determined.

The table below reflects the significant components of the provisional amount of tax expense recorded in the fourth quarter of 2017 and included as a component of income tax expense from continuing operations:

Component	Provisional Amount
Remeasurement of U.S. deferred tax assets and liabilities	$2,913
Transition tax on foreign earnings	104,327
Foreign tax credits used to offset transition tax	(58,975)
Other adjustments	(2,357)
Total net tax expense related to the Tax Act	$45,908

The Company expects to use net operating loss carryforwards and tax credits to completely offset any cash tax obligations resulting from the transition tax.  The other components shown above represent noncash adjustments to tax expense.

Remeasurement of U.S. deferred tax assets and liabilities

We remeasured certain U.S. deferred tax assets and liabilities using the lower corporate income tax rate of 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these deferred tax balances.

Transition tax on foreign earnings

The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes, and is net of indirect effects of unrecognized tax benefits. We have not yet completed our analysis of the total post-1986 E&P for the majority of our foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities.  Our undistributed foreign earnings, including those subject to the transition tax, continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European subsidiaries. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.  We continue to evaluate the potential effects the Tax Act may have on our long-term plans for capital investment across the geographies in which we operate.

Foreign tax credits used to offset transition tax

The Company is able to claim foreign tax credits against the incremental U.S. tax due on its previously deferred foreign earnings.  However, we have not yet completed our calculation of the total amount of foreign taxes previously paid or accrued by the majority of our foreign subsidiaries that may be creditable against the transition tax.  We expect these tax credits to generally be available to offset any cash tax liability resulting from the transition tax.

Other adjustments

We have not yet completed our analysis of the direct and indirect implications of the Tax Act on the Company’s tax attributes, such as tax credit carryforwards.  Included in the provisional tax expense is the estimated effect of our change in judgment regarding realizability of foreign tax credits and R&D credits.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of income bear to net sales:

	Percent of Net Sales
	Twelve Months Ended December 31,
	2017	2016	2015

Net sales	100%	100%	100%
Cost of goods sold	(66.2)	(69.5)	(70.7)
Gross profit	33.8	30.5	29.3
Operating expenses	(26.2)	(26.4)	(24.3)
Income from operations	7.6	4.1	5.0
Interest income	0.1	0.1	0.1
Interest expense	(1.3)	(1.4)	(0.5)
Foreign currency (loss) gain, net	(0.8)	0.2	0.2
Impairment of cost-basis investment	-	(0.3)	-
Other income (expenses)	0.3	-	-
Income before income taxes and noncontrolling interest	5.9	2.7	4.7
Income tax provision	5.9	0.7	1.7
Net income	-	2.0	3.1
Net (income) loss attributable to noncontrolling interest	(0.2)	(0.3)	(0.2)
Net income attributable to common stockholders	(0.2)	1.7	2.9

The following discussion explains in greater detail our consolidated operating results and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report (in thousands).

2017 Compared to 2016

	Twelve Months Ended
	December 31,
	2017	2016	Increase/(Decrease)	% Change
Net sales	$1,054,204	$942,162	$112,042	11.9%
Cost of goods sold	697,428	655,239	42,189	6.4%
Gross profit	356,776	286,923	69,853	24.3%
Operating expenses
Selling, general and administrative	167,639	158,256	9,383	5.9%
Research and development	77,877	69,937	7,940	11.4%
Amortization of acquisition related intangible assets	18,798	20,478	(1,680)	(8.2%)
Impairment of fixed assets	2,211	114	2,097	N/A
Restructuring	10,137	12	10,125	N/A
Other operating expenses	(246)	70	(316)	N/A
Other (expense)/income
Interest income	1,475	1,357	118	8.7%
Interest expense	(13,448)	(13,257)	191	1.4%
Foreign currency (loss) gain, net	(7,995)	2,171	10,166	N/A
Impairment of cost-basis investment	-	(3,218)	3,218	N/A
Other income (expense)	2,199	(74)	2,273	N/A
Income tax provision	62,325	6,558	55,767	850.4%

Net Sales

Net sales increased for the twelve months ended December 31, 2017, compared to the same period last year due to continued market share gains and strength across all our geographies, growth in our automotive, industrial and communications end markets as well as growth from our Pericom products.

Cost of Goods Sold

Cost of goods sold increased approximately $42.2 million for the twelve months ended December 31, 2017 compared to the same period last year.  Cost of goods primarily increased as a result of our increased sales.  A portion of the increase in cost of goods sold was $2.7 million of KFAB inventory that was expensed, as it will not be used in the future, and other inventory that was scrapped. Cost of goods was positively impacted in 2017 by receipt of $3.9 million of business interruption insurance and $0.6 million of inventory insurance recovery received related to the fire at KFAB.  As a percent of sales, cost of goods sold was 66.2% for the twelve months ended December 31, 2017 compared to 69.5% for the same period last year. Average unit cost decreased 7% for the twelve months ended December 31, 2017, compared to the same period last year, due to increased production facility utilization. For the twelve months ended December 31, 2017, gross profit increased approximately 24.3% when compared to the same period last year. Gross profit margin for the twelve month periods ended December 31, 2017 and 2016 was 33.8% and 30.5%, respectively.

Operating expenses

Operating expenses for the twelve months ended December 31, 2017 increased approximately $27.5 million, or 11.1%, compared to the same period last year.  Selling, general and administrative expenses (“SG&A”) increased approximately $9.4 million.  The increase in SG&A was driven by an increase in wages and benefits, partially offset by decreases in other SG&A expense categories. Research and development expenses (“R&D”) increased approximately $7.9 million, tracking with the increase in sales.  Amortization of acquisition- related intangibles decreased approximately $1.7 million reflecting the overall reduction in the balance of intangible assets subject to amortization.  During the twelve months ended December 31, 2017, we recognized impairment of fixed assets of $2.2 million, primarily related to the KFAB shutdown, and also recognized restructuring costs of $10.1 million related to the KFAB shutdown.  SG&A, as a percentage of sales, was 15.9% and 16.8% for the twelve months ended December 31, 2017 and 2016, respectively. R&D, as a percentage of sales, was constant at 7.4% for the twelve months ended December 31, 2017 and 2016.

Other (expense)/income

Interest income increased for the twelve months ended December 31, 2017 due to a higher amount of invested funds.  The increase in interest expense for the twelve months ended December 31, 2017 is due to higher interest rates on the borrowing to effect the Pericom acquisition. Foreign currency losses increased during the twelve months ended December 31, 2017 due to the weakness of the U.S. dollar when compared to the currencies in the foreign countries in which we operate.  These losses were partially offset by $1.5 million in hedging gains.

 Income tax provision

We recognized an income tax expense of approximately $62.3 million for the twelve months ended December 31, 2017 and income tax expense of approximately $6.6 million for the twelve months ended December 31, 2016, resulting in effective income tax rates of 99.6% and 26.2%, respectively. The increase in income taxes for 2017 compared to 2016 is primarily attributable the impact of the Tax Act.  The Tax Act increased our tax expense by approximately $45.9 million.  The remainder of the increase in our tax expense is primarily due to the increase in pretax earnings from 2016 to 2017.

2016 Compared to 2015

	Twelve Months Ended
	December 31,
	2016	2015	Increase/(Decrease)	% Change
Net sales	$942,162	$848,904	$93,258	11.0%
Cost of goods sold	655,239	600,321	54,918	9.1%
Gross profit	286,923	248,583	38,340	15.4%
Operating expenses
Selling, general and administrative	158,256	139,245	19,011	13.7%
Research and development	69,937	57,027	12,910	22.6%
Amortization of acquisition related intangible assets	20,478	8,596	11,882	138.2%
Impairment of fixed assets	114	1,672	(1,558)	(93.2%)
Restructuring	12	-	12	N/A
Other operating expenses	70	(59)	129	(218.6%)
Other (expense)/income
Interest income	1,357	1,006	351	34.9%
Interest expense	(13,257)	(4,232)	9,025	213.3%
Gain on securities carried at fair value	-	400	(400)	(100.0%)
Impairment on cost-basis investment	(3,218)	-	(3,218)	N/A
Foreign currency (loss) gain, net	2,171	1,257	914	72.7%
Other income (expense)	(74)	62	(136)	(219.4%)
Income tax provision	6,558	14,082	(7,524)	(53.4%)

In 2016, we had twelve months of Pericom results included in our results of operations, compared to approximately one month of Pericom results included in our 2015 results of operations.

Net Sales

Net sales increased for the twelve months ended December 31, 2016, compared to the same period last year due to an incremental Pericom contribution of approximately $110.6 million.  This increase was partially offset by the impact of the fire at KFAB and weaker consumer market and weaker domestic demand in China.

Cost of Goods Sold

Cost of goods sold increased approximately $54.9 million for the twelve months ended December 31, 2016, compared to the same period last year. The increase in cost of goods sold was driven by cost of goods sold from Pericom of $69.3 million for the twelve months ended December 31, 2016 compared to Pericom cost of goods sold of $10.7 million in 2015.  The increase in cost of goods sold related to Pericom was partially offset by the impact of the KFAB fire resulting in lower costs and the related business interruption insurance recovery. As a percent of sales, cost of goods sold was 69.5% and 70.7% for the twelve months ended December 31, 2016 and 2015, respectively. Excluding Pericom, average unit cost decreased 1.4% for the twelve months ended December 31, 2016, compared to the same period last year. Including Pericom, average unit cost increased 6.6% for the twelve months ended December 31, 2016, compared to the same period last year. For the twelve months ended December 31, 2016, gross profit increased approximately 15.4% when compared to the same period last year. Gross profit margin for the twelve months ended December 31, 2016 and 2015 was 30.5% and 29.3%, respectively.

Operating expenses

Operating expenses for the twelve months ended December 31, 2016 increased approximately $42.4 million, or 20.5%, compared to the same period last year.  The increase in operating expense reflects approximately $56.7 million of incremental operating expenses from Pericom.  SG&A increased approximately $19.0 million due primarily to an increase of $26.5 million of incremental Pericom SG&A recognized in 2016 partially offset by lower stock compensation and change in control expense.   R&D

increased approximately $12.9 million due to an increase in Pericom R&D expense of $18.0 million recognized in 2016.  The increase in R&D expense of $12.9 million was partially offset by reversals of previously recorded liability reserves resulting from prior acquisitions. Amortization of acquisition- related intangibles increased approximately $11.9 million reflecting the amortization of the intangible assets acquired in the Pericom acquisition. SG&A, as a percentage of sales, was 16.8% and 16.4% for the twelve months ended December 31, 2016 and 2015, respectively. R&D, as a percentage of sales, was 7.4% and 6.7% for the twelve months ended December 31, 2016 and 2015, respectively.

Other (expense)/income

Interest income increased for the twelve months ended December 31, 2016 due to a higher amount of invested funds, reflecting the investments acquired in the Pericom acquisition.  The increase in interest expense for the twelve months ended December 31, 2016 was due to higher levels of borrowing to effect the Pericom acquisition. During 2016 we recognized the impairment of a cost-basis equity investment of $3.2 million.  During 2015, we recognized losses on the sale of marketable securities that was not repeated in 2016.

 Income tax provision

We recognized an income tax expense of approximately $6.6 million for the twelve months ended December 31, 2016 and income tax expense of approximately $14.1 million for the twelve months ended December 31, 2015, resulting in effective income tax rates of 26.2% and 34.7%, respectively. The decrease in income taxes for 2016 compared to 2015 was primarily attributable to changes in the proportion of income generated in North America, Europe and Asia, respectively.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. banking credit facility (the “U.S. Credit Facility”) under which we may draw up to $250 million on a revolving basis, in addition to a $250 million term loan included in the U.S. Credit Facility.  The U.S. Credit Facility matures October 26, 2021.  The term loan portion of the U.S. Credit Facility is repayable in part through quarterly installments that increase over time from $3.1 million per quarter in 2016 to $9.4 million per quarter in the final year of the U.S. Credit Facility. We may from time to time request increases in the aggregate commitments under the U.S. Credit Facility of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the revolving portion of the U.S. Credit Facility.  The U.S. Credit Facility bears interest at LIBOR or similar indices plus a specified margin.  The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  At December 31, 2017, we owed $268.8 million under the U.S. Credit Facility, $103.0 million of which was drawn under the revolving portion and $165.8 million of which was outstanding under the term loan.

Our Asia subsidiaries maintain credit facilities with several financial institutions worldwide totaling $80.5 million. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand.  These credit facilities bear interest at LIBOR plus a specified margin with interest payments due quarterly. In addition, we have short-term foreign credit facilities with borrowing capacities of approximately $80.5 million with an unused amount of $78.7 million.

Our primary liquidity requirements have been to meet our capital expenditure needs and to fund on-going operations. For 2017, 2016, and 2015, our working capital was $415.2 million, $547.4 million, and $570.9 million, respectively.  In 2017, our working capital decreased due to the use of cash and short-term investments to pay down our long-term debt.  In 2016 our working capital decreased due to decreases in short-term investments and a decrease in inventories. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations for at least the next 12 months.

In 2017, 2016 and 2015, our capital expenditures were approximately $125.2 million, $52.2 million and $137.7 million, respectively, which includes approximately $23.8 million, $10.5 million and $62.1 million of capital expenditures related to the investment agreement with the Management Committee of the Chengdu Hi-Tech Industrial Development Zone (the “CDHT”) for 2017, 2016 and 2015, respectively. Our capital expenditures for these periods were primarily related to manufacturing expansion in our facilities in China and, to a lesser extent, our office buildings. Capital expenditures in 2017 were approximately 11.8% of our net sales.

In 2010, we announced an investment agreement with the Management Committee of the CDHT. Under this agreement, we formed an entity with a Chinese partner, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”), to establish a semiconductor assembly and test facility in Chengdu, China. In December 2016, we increased our investment and currently own approximately 98% of the entity. The CDHT granted the entity a 50 year land lease, provides corporate and employee tax incentives, tax refunds, subsidies and other financial support. This is a long-term, multi-year project that will provide us additional capacity as needed. As of December 31, 2017, we have invested $157.2 million, primarily for infrastructure, buildings and equipment related capital expenditures.

As a result of enactment of the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017, all of our undistributed foreign subsidiary earnings immediately became subject to U.S. income tax.  We had not previously accrued U.S. taxes on these earnings, due to our policy of indefinitely reinvesting the earnings overseas.  Refer to the U.S. Tax Reform section in Item 7 and the Tax Cuts and Jobs Act section in Note 11 of the “Notes to Consolidated Financial Statements” in this Annual Report for further discussion.  Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to foreign withholding taxes.  As of December 31, 2017, our foreign subsidiaries held approximately $197 million of cash, cash equivalents and investments of which approximately $92 million would be subject to foreign withholding tax if distributed outside the country in which the related earnings were generated.

Restricted cash is pledged as collateral when we enter into agreements with banks for certain banking facilities. As of December 31, 2017, restricted cash of $1.4 million was pledged as collateral for issuance of bank acceptance notes and letters of credit.

As of December 31, 2017, we had short-term investments of approximately $4.6 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase.  The decrease from $29.8 million in 2016, to $4.6 million in 2017 reflects the liquidation of a portion of the short-term investment portfolio acquired as part of Pericom, as we used the funds to reduce our debt and purchase our Common Stock.  We generally can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of interest income.

Discussion of Cash Flows

Cash and cash equivalents decreased approximately $44.0 million to $203.8 million in 2017 from $247.8 million in 2016.  The decrease was primarily due to cash being used for capital expenditures and the repayment of long-term debt undertaken to purchase Pericom. Cash and cash equivalents increased approximately $29.4 million to $247.8 million in 2016 from $218.4 million in 2015.  The increase was due to higher cash flow from operations and lower levels of cash used in investing and financing activities when compared to the prior year.

	Twelve Months Ended December 31,
	2017	2016	Change	2016	2015	Change
Net cash provided by operating activities	$181,123	$124,742	$56,381	$124,742	$118,111	$6,631
Net cash used by investing activities	(78,287)	(27,351)	(50,936)	(27,351)	(459,446)	432,095
Net cash provided by (used by) financing activities	(158,184)	(63,458)	(94,726)	(63,458)	321,362	(384,820)
Effect of exchange rates on cash and cash equivalents	11,366	(4,566)	15,932	(4,566)	(4,592)	26
Net increase (decrease) in cash and cash equivalents	$(43,982)	$29,367	$(73,349)	$29,367	$(24,565)	$53,932

Operating Activities

Net cash provided by operating activities for 2017 was approximately $181.1 million, due primarily to $96.2 million of depreciation and amortization, $25.3 million of deferred tax assets, $18.6 million from non-cash share-based compensation, and an increase in working capital accounts of $40.6 million. Net cash provided by operating activities for 2016 was approximately $124.7 million, due primarily to $18.5 million of net income, $100.9 million in depreciation and amortization, $14.0 million from non-cash share-based compensation and a net increase in operating capital assets and liabilities of $5.5 million.  These positive effects to operating cash flow were partially offset by the negative effect of a change in deferred income taxes of $14.9 million. Net cash provided by operating activities for 2015 was approximately $118.1 million, due primarily to $26.5 million of net income, $80.8 million in depreciation and amortization, $19.0 million from non-cash share-based compensation, partially offset by a total of approximately $9.9 million net decrease in other operating asset and operating liability accounts.

Investing Activities

Net cash used by investing activities for 2017 was approximately $78.3 million, due primarily to $111.2 million in cash capital expenditures, $12.2 million in purchases of short-term investments and a $7.0 million grant from a foreign government, partially offset by a $38.6 million sale of short-term investments. Net cash used by investing activities for 2016 was approximately $27.4 million, due primarily to $58.5 million used for purchases of property, plant and equipment.  This use of cash for investing was partially offset by a net decrease in short-term investments of $32.7 million. Net cash used by investing activities for 2015 was approximately $459.4 million.  Included in our investing activities is $348.9 million of acquisitions, net of cash acquired.  We had capital expenditures of $133.2 million.  We had sales of short-term investments, net of purchases of approximately $18.0 million.

Financing Activities

Net cash used by financing activities for 2017 was approximately $158.1 million, due primarily to a $159.9 million net reduction of debt and an $8.7 million repurchase of Common Stock, partially offset by $13.6 million in proceeds from stock option exercises. Net cash used in financing activities for 2016 was approximately $63.5 million, due primarily to the net repayment of long-term debt of $36.4 million, the repurchase of 691,196 shares of the Company’s common stock for $18.0 million, the payment of dividends to noncontrolling interest of $4.9 million, payment of taxes on net share settlement of $2.5 million related to vesting of Diodes stock awards for Pericom employees and payment of $2.0 million of debt issuance costs from refinancing our long-term debt. Net cash provided by financing activities for 2015 was approximately $321.4 million, due primarily to the additional debt of approximately $391.2 million we incurred to purchase Pericom.  This increase was partially offset by the repayment of approximately $66.0 million of long-term debt during 2015.

Debt instruments

The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum Consolidated Leverage Ratio, a minimum Consolidated Fixed Charge Coverage Ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).

As of December 31, 2017, our Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $78.7 million, with several financial institutions. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand, except for two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At December 31, 2017, $1.0 million was outstanding under these lines of credit. See “Liquidity and Capital Resources” above and Note 7 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information.

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

Contractual Obligations

The following table represents our contractual obligations as of December 31, 2017 (in thousands):

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Debt	$270,083	$20,636	$60,039	$189,408	$-
Interest on long-term debt [1]	35,689	11,227	14,299	10,163	-
Operating leases	31,855	9,187	13,304	7,296	2,068
Capital leases	1,068	658	410	-	-
Defined benefit obligations	33,442	2,787	5,574	5,574	19,507
Purchase obligations	23,476	23,476	-	-	-
Total obligations	$395,613	$67,971	$93,626	$212,441	$21,575
(1)

Interest on long-term debt assumes there is no change in current interest rates and no change in long-term debt from the balance outstanding as of December 31, 2017, other than required principal payments.  The Revolver and Term Loan mature in October 2021.

Tax liabilities are not included in the above contractual obligations as we cannot make reasonable estimates of the amount and period in which those tax liabilities would be paid. See “Accounting for income taxes” below and Note 11 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information. In addition to these purchase commitments, we have equity investment obligations for our Chengdu facilities of $50 million, $25 million and $25 million for 2018, 2019 and 2020, respectively, and capital investment obligations of $62 million, $25 million and $29 million for 2018, 2019 and 2020, respectively.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined principally by the first-in, first-out method. On an on-going basis, we evaluate our inventory for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to our manufacturing facilities. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis. If future demand or market conditions are different than our current estimates, an inventory adjustment may be required, and would be reflected in cost of goods sold in the period the revision is made.

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

Goodwill and other indefinite lived intangible assets

Goodwill and other indefinite lived assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment. Diodes has one operating segment. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare fair value to carrying value, which includes goodwill. If fair value of exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

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

Derivative Instruments and Hedging Activities

Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the entity’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

Foreign Currency Risk

We face exposure to adverse movements in foreign currency exchange rates, primarily in Asia and Europe. Our foreign currency risk may change over time as the level of activity in foreign markets grows and could have a material adverse impact upon our financial results. Certain of our assets, including certain bank accounts and accounts receivable, and liabilities exist in non–U.S. dollar denominated currencies, which are sensitive to foreign currency exchange fluctuations. These currencies are principally the Chinese Yuan, the Taiwanese dollar, the Euro, and the British Pound Sterling and, to a lesser extent, the Japanese Yen and the Hong Kong dollar. We have entered into hedging arrangements designed to mitigate foreign currency fluctuations. See “Risk Factors – We are subject to foreign currency risk as a result of our international operations.” in Part I, Item 1A of this Annual Report for additional information.

Effect on Reporting Income

Certain of our subsidiaries have a functional currency that differs from the currencies in which some of their expenses are denominated. Our income and expenses are based on a mix of currencies and a decline in one currency relative to the other currencies could adversely affect our results of operations. Furthermore, our results of operations are reported in U.S. dollars, which is our reporting currency. In the event the U.S. dollar weakens against a foreign currency, we will experience a currency transaction loss, which could adversely affect our results of operations. Based on our results for the twelve months ended December 31, 2017, if a foreign currency were to weaken (or strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain (or loss) of approximately $1 million.

Foreign Currency Transaction Risk

We also are subject to foreign currency risk arising from intercompany transactions that are expected to be settled in cash in the near term where the cash balances are held in denominations other than our subsidiaries’ functional currency. If exchange rates weaken against the functional currency, we would incur a remeasurement gain in the value of the cash balances, and if the exchange rates strengthen against the functional currency, we would incur a remeasurement loss in the value of the cash balances, assuming the net monetary asset balances remained constant. Our ultimate realized gain or loss with respect to currency fluctuations will generally depend on the size and type of transaction, the size and currencies of the net monetary assets and the changes in the exchange rates associated with these currencies. Based on balances at December, 31, 2017, if the Chinese Yuan, the Taiwanese dollar, the Euro and the British Pound Sterling were to weaken (or strengthen) by 1.0% against the U.S. dollar, we would experience currency transaction gain (or loss) of less than $1 million per quarter. Net foreign exchange transaction gains (or losses) are included in other income and expense.

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

As of December 31, 2017, the plan was underfunded and a liability of approximately $31.8 million was reflected in our consolidated financial statements as a noncurrent liability. The amount recognized in accumulated other comprehensive income was a net loss of $44.0 million. If the British Pound Sterling were to (weaken) or strengthen by 1.0% against the U.S. dollar, we would experience currency translation liability (decrease) or increase of less than $1 million. The weighted-average discount rate assumption used to determine benefit obligations as of December 31, 2017 was 2.6%. A 0.2% increase/(decrease) in the discount rate used to calculate the net period benefit cost for the year would reduce/increase annual benefit cost by less than $0.5 million. A 0.2% increase/(decrease) in the discount rate used to calculate the year-end projected benefit obligation would increase/(decrease) the year–end projected benefit obligation by approximately $6.4 million. The expected return on plan assets is determined based on historical and expected future returns of the various assets classes and as such, each 1.0% increase/(decrease) in the expected rate of return assumption would increase/(decrease) the net period benefit cost by approximately $1.3 million. The asset value of the defined benefit plan has been volatile in recent years due primarily to wide fluctuations in the U.K. equity markets and bond markets. See “Risk Factors - Changes in actuarial assumptions for our defined benefit plan could increase the volatility of the plan’s asset value, require us to increase cash contributions to the plan and have a negative impact on our cash flows, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

Interest Rate Risk

We have credit facilities with financial institutions in the U.S., Asia and Europe as well as other debt instruments with interest rates equal to LIBOR or similar indices plus a negotiated margin. A rise in interest rates could have an adverse impact upon our cost of working capital and our interest expense.  Through the use of financial instruments, we have hedged $220.0 million of our floating rate debt.  As a matter of policy, we do not enter into derivative transactions for speculative purposes. As of December 31, 2017, our outstanding principal debt included $268.8 million outstanding under our revolving senior credit facility and term loan, $1.3 million outstanding under foreign long term liabilities and $0.9 million used for import and export guarantees and bank acceptance notes. Based on our debt balances at December, 31, 2017, an increase or decrease in interest rates by 1.0% for the year on our credit facilities would increase or decrease our annual interest rate expense by less than $1.0 million, net of the amounts realized from our interest rate swaps. See “Risk Factors,” – “We are subject to interest rate risk that could have an adverse effect on our cost of working capital and interest expenses, which could adversely affect our business, operating results and financial condition” in Part I, Item 1A of this Annual Report for additional information.

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

Inflation Risk

Inflation did not have a material effect on net sales or net income in fiscal year 2017. A significant increase in inflation could affect future performance.

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

Disclosure Controls and Procedures

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of our management, carried out an evaluation as of December 31, 2017 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

•	recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms and
•	accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, testing of operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Moss Adams LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

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

The information concerning our directors, executive officers and corporate governance is incorporated herein by reference from the section entitled “Proposal One – Election of Directors” contained in our definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 within 120 days after our fiscal year end of December 31, 2017, for our annual stockholders’ meeting for 2018 (the “Proxy Statement”).

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

(c)	Financial Statements of Unconsolidated Subsidiaries and Affiliates

Not Applicable.

Item 16.  Form 10-K Summary.

None

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of

Diodes Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Diodes Incorporated and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Moss Adams LLP

We have served as the Company’s auditor since 1993.

Los Angeles, California

February 19, 2018

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$203,820	$247,802
Short-term investments	4,558	29,842
Accounts receivable, net of allowances of $4,480 and $2,141 at December 31, 2017 and December 31, 2016, respectively	200,112	217,217
Inventories	216,506	193,483
Prepaid expenses and other	37,328	44,438
Total current assets	662,324	732,782
Property, plant and equipment, net	459,169	401,988
Deferred income tax	40,580	56,047
Goodwill	134,187	129,412
Intangible assets, net	156,445	174,876
Other	35,968	33,447
Total assets	$1,488,673	$1,528,552

Liabilities
Current liabilities:
Line of credit	$1,008	$-
Accounts payable	108,001	87,600
Accrued liabilities	99,301	71,562
Income tax payable	18,216	11,855
Current portion of long-term debt	20,636	14,356
Total current liabilities	247,162	185,373
Long-term debt, net of current portion	247,492	413,126
Deferred tax liabilities	25,176	28,213
Other long-term liabilities	94,925	81,373
Total liabilities	614,755	708,085

Commitments and contingencies (See Note 16)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 49,130,090 and 48,219,376, issued and outstanding at December 31, 2017 and December 31, 2016, respectively	33,727	32,919
Additional paid-in capital	386,338	354,574
Retained earnings	532,687	530,215
Treasury stock, at cost, 1,457,206 and 1,157,206 shares held at December 31, 2017 and December 31, 2016, respectively	(37,768)	(29,023)
Accumulated other comprehensive loss	(83,480)	(112,666)
Total stockholders' equity	831,504	776,019
Noncontrolling interest	42,414	44,448
Total equity	873,918	820,467
Total liabilities and stockholders' equity	$1,488,673	$1,528,552

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Twelve Months Ended December 31,
	2017	2016	2015
Net sales	$1,054,204	$942,162	$848,904
Cost of goods sold	697,428	655,239	600,321
Gross profit	356,776	286,923	248,583
Operating expenses
Selling, general and administrative	167,639	158,256	139,245
Research and development	77,877	69,937	57,027
Amortization of acquisition related intangible assets	18,798	20,478	8,596
Impairment of fixed assets	2,211	114	1,672
Restructuring	10,137	12	-
Other operating expenses	(246)	70	(59)
Total operating expenses	276,416	248,867	206,481
Income from operations	80,360	38,056	42,102
Other (expense)/income
Interest income	1,475	1,357	1,006
Interest expense	(13,448)	(13,257)	(4,232)
Gain on securities carried at fair value	-	-	400
Foreign currency (loss) gain, net	(7,995)	2,171	1,257
Impairment of cost-basis investment	-	(3,218)	-
Other income (expense)	2,199	(74)	62
Total other (expense) income	(17,769)	(13,021)	(1,507)
Income before income taxes and noncontrolling interest	62,591	25,035	40,595
Income tax provision	62,325	6,558	14,082
Net income	266	18,477	26,513
Less: net (income) loss attributable to noncontrolling interest	(2,071)	(2,542)	(2,239)
Net (loss) income attributable to common stockholders	$(1,805)	$15,935	$24,274

(Loss) earnings per share attributable to common stockholders
Basic	$(0.04)	$0.33	$0.50
Diluted	$(0.04)	$0.32	$0.49

Number of shares used in computation
Basic	48,824	48,597	48,210
Diluted	48,824	49,789	49,500
The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Twelve Months Ended December 31,
	2017	2016	2015
Net income	$266	$18,477	$26,513
Unrealized (loss) gain on defined benefit plan, net of tax	(4,897)	(7,777)	4,399
Unrealized gain on interest rate swap, net of tax	1,018	1,506	-
Unrealized foreign currency gain (loss), net of tax	33,065	(21,979)	(20,413)
Comprehensive income (loss)	29,452	(9,773)	10,499
Less: Comprehensive income attributable to noncontrolling interest	(2,071)	(2,542)	(2,239)
Total comprehensive income (loss) attributable to common stockholders	$27,381	$(12,315)	$8,260

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common stock		Treasury stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Diodes Incorporated Stockholders'	Noncontrolling	Total
(Amounts in thousands)	Shares	Amount	Shares	Amount	capital	earnings	loss	equity	interest	equity
Balance, December 31, 2014	47,591	31,729	-	-	314,942	490,006	(68,402)	768,275	41,892	810,167
Total comprehensive income	-	-	-	-	-	24,274	(16,014)	8,260	2,239	10,499
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	3,521	3,521
Common stock issued for share-based plans	1,023	675	-	-	9,523	-	-	10,198	-	10,198
Net excess tax benefit from share-based compensation	-	-	-	-	(4,029)	-	-	(4,029)	-	(4,029)
Stock buyback	-	-	(466)	(11,009)	-	-	-	(11,009)	-	(11,009)
Share-based compensation	-	-	-	-	18,970	-	-	18,970	-	18,970
Restricted awards related to Pericom acquisition	-	-	-	-	4,680	-	-	4,680	-	4,680
Balance, December 31, 2015	48,614	$32,404	(466)	$(11,009)	$344,086	$514,280	$(84,416)	$795,345	$47,652	$842,997
Total comprehensive income	-	-	-	-	-	15,935	(28,250)	(12,315)	2,542	(9,773)
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(5,746)	(5,746)
Common stock issued for share-based plans	762	515	-	-	(395)	-	-	120	-	120
Net excess tax benefit from share-based compensation	-	-	-	-	(567)	-	-	(567)	-	(567)
Stock buyback	-	-	(691)	(18,014)	-	-	-	(18,014)	-	(18,014)
Share-based compensation	-	-	-	-	13,978	-	-	13,978	-	13,978
Tax related to net share settlement	-	-	-	-	(2,528)	-	-	(2,528)	-	(2,528)
Balance, December 31, 2016	49,376	$32,919	(1,157)	$(29,023)	$354,574	$530,215	$(112,666)	$776,019	$44,448	$820,467
Total comprehensive income	-	-	-	-	-	(1,805)	29,186	27,381	2,071	29,452
Noncontrolling interests	-	-	-	-	(165)	-	-	(165)	641	476
Dividends to noncontrolling interest	-	-	-	-	-	-	-	-	(4,746)	(4,746)
Adoption of new accounting standard, ASU 2016-09	-	-	-	-	771	4,277	-	5,048	-	5,048
Common stock issued for share-based plans	1,211	808	-	-	12,798	-	-	13,606	-	13,606
Stock buyback	-	-	(300)	(8,745)	-	-	-	(8,745)	-	(8,745)
Share-based compensation	-	-	-	-	18,638	-	-	18,638	-	18,638
Tax related to net share settlement	-	-	-	-	(278)	-	-	(278)	-	(278)
Balance, December 31, 2017	50,587	$33,727	(1,457)	$(37,768)	$386,338	$532,687	$(83,480)	$831,504	$42,414	$873,918

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended December 31,
	2017	2016	2015
Operating Activities
Net income	$266	$18,477	$26,513
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	76,883	78,482	71,504
Amortization of intangibles	18,798	20,483	8,596
Amortization of debt issuance costs	514	1,889	660
Share-based compensation	18,609	14,029	18,970
Excess tax benefit from share-based compensation	-	(1,078)	(829)
(Gain) loss on disposal of property, plant and equipment	1,969	1,091	1,440
(Gain) on securities carried at fair value	-	-	(400)
Deferred income taxes	25,326	(15,978)	1,484
Other	(1,814)	1,811	(135)
Changes in operating assets:
Accounts receivable	22,261	533	(9,710)
Inventories	(17,199)	5,176	(2,165)
Prepaid expenses and other current assets	1,494	2,456	12,115
Changes in operating liabilities:
Accounts payable	17,313	2,640	(8,617)
Accrued liabilities	13,079	(3,158)	8,365
Other liabilities	4,495	(8,623)	(1,015)
Income taxes (refundable) payable	(871)	6,512	(8,665)
Net cash provided by operating activities	181,123	124,742	118,111

Investing Activities
Acquisitions, net of cash acquired	-	-	(348,887)
(Increase) decrease in restricted cash	624	(944)	786
Purchases of short-term investments	(12,205)	(23,459)	(57,878)
Sales of short-term investments	38,600	56,168	75,834
Purchases of equity securities	-	-	(4,553)
Proceeds from sale of equity securities	-	-	8,652
Purchases of property, plant and equipment	(111,161)	(58,549)	(133,244)
Proceeds from sales of property, plant and equipment	1,219	156	143
Subsidies and grants	6,968	-	380
Other	(2,332)	(723)	(679)
Net cash used in investing activities	(78,287)	(27,351)	(459,446)

Financing Activities
Advance on lines of credit and short-term debt	3,375	9,000	1,228
Repayments on lines of credit and short-term debt	(2,391)	(9,000)	(4,287)
Taxes related to net share settlement	-	(2,528)	-
Net proceeds from the issuance of common stock	13,606	120	10,192
Excess taxes (paid) benefit from share-based compensation	(278)	1,078	829
Proceeds from long-term debt	44,500	43,500	391,200
Debt issuance costs	(111)	(2,045)	(1,270)
Repayments of long-term debt	(204,374)	(79,913)	(65,986)
Repayments of capital lease obligations	(587)	(19)	(218)
Purchase of treasury stock	(8,745)	(18,014)	(11,009)
Dividend distribution to noncontrolling interest	(5,754)	(4,869)	-
Other	2,575	(768)	683
Net cash provided by (used in) financing activities	(158,184)	(63,458)	321,362

Effect of exchange rate changes on cash and cash equivalents	11,366	(4,566)	(4,592)
(Decrease) increase in cash and cash equivalents	(43,982)	29,367	(24,565)
Cash and cash equivalents, beginning of year	247,802	218,435	243,000
Cash and cash equivalents, end of year	$203,820	$247,802	$218,435

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Twelve Months Ended December 31,
	2017	2016	2015
Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$13,547	$11,708	$2,799
Income taxes	$30,447	$17,099	$17,229

Non-cash activities:
(Increase) decrease property, plant and equipment purchased on accounts payable	$(14,081)	$6,393	$(4,498)
Decrease (increase) in dividend accrued for noncontrolling interest	$1,008	$(1,008)	$-

Share-based awards issued for Pericom acquisition	$-	$-	$(4,680)

Acquisition:
Fair value of assets acquired	$-	$-	$496,625
Fair value of liabilities assumed	-	-	(88,284)
Less cash acquired	-	-	(54,774)
Net assets acquired	$-	$-	$353,567

The accompanying notes are an integral part of these consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table amounts in thousands except per share data)

Note 1 – Summary of Operations and Significant Accounting Policies

Nature of operations – Diodes Incorporated and its subsidiaries (collectively, the “Company” or “we” or “our”) is a leading global manufacturer and supplier of high-quality application specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. Diodes serves the consumer electronics, computing, communications, industrial, and automotive markets. Diodes’ products include diodes, rectifiers, transistors, MOSFETs, protection devices, function-specific arrays, logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Diodes’ corporate headquarters and Americas’ sales office are located in Plano, Texas and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taiwan; Taoyuan City, Taiwan; Zhubei City, Taiwan; Manchester, England; and Neuhaus, Germany. Diodes’ wafer fabrication facilities are located in Manchester and Shanghai, China. Diodes has assembly and test facilities located in Shanghai, Jinan, Chengdu, and Yangzhou, China, as well as in Hong Kong, Neuhaus and Taipei. Additional engineering, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Manchester; Shanghai; Shenzhen, China; Seongnam-si, South Korea; and Munich, Germany, with support offices throughout the world.  Our products are sold primarily throughout Asia, North America and Europe.  During 2017, we shut down and transferred our wafer fabrication operation located in Lee’s Summit, MO, (“KFAB”) to other Company-owned wafer fabrication plants and external foundries. See Note 18 below for additional information related to the KFAB shutdown.

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

Ship and debit reserves are recorded as a reduction to net sales with a corresponding reduction to accounts receivable. Stock rotation reserves are recorded as a reduction to net sales with a corresponding reduction to cost of goods sold for the estimated cost of inventory that is expected to be returned. Price protection reserves are recorded as a reduction to net sales with a corresponding increase in accrued liabilities. Net sales are reduced in the period of sale for estimates of product returns and other allowances including distributor adjustments, which were approximately $158.1 million, $132.9 million and $113.5 million in 2017, 2016 and 2015, respectively.

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

Allowance for doubtful accounts – We evaluate the collectability of our accounts receivable based upon a combination of factors, including the current business environment and historical experience. If we are aware of a customer’s inability to meet its financial obligations, we record an allowance to reduce the receivable to the amount we reasonably believe will be collected from the customer. For all other customers, we record an allowance based upon the amount of time the receivables are past due. If actual accounts receivable collections differ from these estimates, an adjustment to the allowance may be necessary with a resulting effect on operating expense. Accounts receivable are presented net of valuation allowance, which were approximately $4.5 million in 2017 and $2.1 million 2016.

Inventories – Inventories are stated at the lower of cost or net realizable value. Cost is determined principally by the first-in, first-out method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Any write-down of inventory to the lower of cost or net realizable value at the close of a fiscal period creates a new cost basis that subsequently would not be marked up based on changes in underlying facts and circumstances. On an on-going basis, we evaluate inventory for obsolescence and slow-moving items. This evaluation includes analysis of sales levels, sales projections, and purchases by item, as well as raw material usage related to our manufacturing facilities. If our review indicates a reduction in utility below carrying value, we reduce inventory to a new cost basis. If future demand or market conditions are different than our current estimates, an inventory adjustment to write down inventory may be required, and would be reflected in cost of goods sold in the period the revision is made.

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

Goodwill and other indefinite lived intangible assets – Goodwill and indefinite lived assets are tested for impairment on an annual basis or when an event or changes in circumstances indicate that its carrying value may not be recoverable. Goodwill impairment is tested at the reporting unit level, which is defined as an operating segment or one level below the operating segment.  Diodes has one operating segment. No goodwill impairment occurred in 2017, 2016, or 2015. Goodwill is reviewed for impairment using either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. When we perform the quantitative goodwill impairment test, we compare fair value to carrying value, which includes goodwill. If fair value of exceeds carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, the difference would be recognized as an impairment loss.

Impairment of long-lived assets – Our long-lived assets are reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We consider assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or to the projected discounted cash flows from related operations. As of December 31, 2017, we expect the remaining carrying value of assets to be recoverable. During 2017 we had recognized an impairment of long-lived assets related to the KFAB fixed assets.  See Note 18 below for additional information related to the KFAB shut down.

Business combinations – The Company recognizes all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition-related restructuring costs from acquisition accounting.  During the normal course of business the Company makes acquisitions. In the event that an individual acquisition (or an aggregate of acquisitions) is material, appropriate disclosure of such acquisition activity is provided.  See Note 19 for additional information regarding business combinations.

Income taxes – Income taxes are accounted for using an asset and liability approach whereby deferred tax assets and liabilities are recorded for differences in the financial reporting bases and tax bases of our assets and liabilities. If it is more likely than not that some portion of deferred tax assets will not be realized, a valuation allowance is recorded.

GAAP prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. All deferred income taxes are classified as noncurrent assets or noncurrent liabilities on the consolidated balance sheet as of December 31, 2017 and 2016, respectively.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, provides an exemption from U.S. federal tax for dividends received from foreign subsidiaries, and creates new taxes on certain foreign sourced earnings. As of the completion of these financial statements and related disclosures, we have not completed our accounting for the tax effects of the Tax Act; however, as described below, we have made a reasonable estimate of such effects and recorded a provisional tax expense of approximately $45.9 million, which is included as a component of income tax expense from continuing operations in the fourth quarter of 2017.  This provisional tax expense incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the fourth quarter of 2018.  Future adjustments made to the provisional effects will be reported as a component of income tax expense from continuing operations in the reporting period in which any such adjustments are determined. See Note 11 for additional information.

Research and development costs – Internally-developed research and development costs are expensed as incurred. Acquired in-process research and development (“IPR&D”) is capitalized as an indefinite-lived intangible asset and evaluated periodically for impairment. When the project is completed, an expected life is determined and the IPR&D is amortized as an expense over the expected life.

Shipping and handling costs – Shipping and handling costs for products shipped to customers, which are included in selling, general and administrative expenses, were approximately $15.2 million, $14.2 million and $8.3 million for the twelve months ended December 31, 2017, 2016 and 2015, respectively.

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

Derivative instruments and hedging activities - The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.  We maintain derivative financial instruments with major financial institutions of investment grade credit rating and monitor the amount of credit exposure to any one issuer. We believe there are no significant concentrations of risk associated with our derivative financial instruments.

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

For the twelve months ended December 31, 2017, 2016 and 2015, options and share grants outstanding totaling approximately 3.5 million shares, 1.4 million shares and 1.4 million shares have been excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

	Twelve Months Ended December 31,
	2017	2016	2015
Earnings (numerator)
Net (loss) income attributable to common stockholders	$(1,805)	$15,935	$24,274

Shares (denominator)
Weighted average common shares outstanding (basic)	48,824	48,597	48,210
Dilutive effect of stock options and stock awards outstanding	-	1,192	1,290
Adjusted weighted average common shares outstanding (diluted)	48,824	49,789	49,500

(Loss) earnings per share attributable to common stockholders
Basic	$(0.04)	$0.33	$0.50
Diluted	$(0.04)	$0.32	$0.49

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

Functional currencies and foreign currency translation – We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates on the balance sheet date. Net sales and expense for these subsidiaries are translated at the weighted-average exchange rate during the period presented. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income or loss within stockholders’ equity in the consolidated balance sheets. Included in other income are foreign exchange (losses) and gains of $(8.0) million, $2.2 million and $1.3 million for the twelve months ended December 31, 2017, 2016 and 2015, respectively.

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

Comprehensive income (loss) – GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of accumulated other comprehensive income or loss include foreign currency translation adjustments and unrealized gain or loss on defined benefit plan. Accumulated other comprehensive loss was approximately $83.5 million, $112.7 million and $84.4 million at December 31, 2017, 2016 and 2015, respectively.

There is no income tax expense or benefit associated with each component of comprehensive income. As of December 31, the accumulated balance for each component of comprehensive income is as follows:

	2017	2016
Unrealized foreign currency losses	$(42,010)	$(75,075)
Unrealized gain on interest rate swap, net of tax	$2,524	$1,506
Unrealized loss on defined benefit plan	$(43,994)	$(39,097)

Reclassifications – Certain immaterial amounts from prior periods have been reclassified to conform to the current years’ presentation.

Recently Accounting Pronouncements - The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact to the Company’s financial statements:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. We will adopt this standard in the first quarter of 2018, and will apply the standard using the modified retrospective method. Further, we will elect the following applicable practical expedients;

•	Recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less;
•	Use the portfolio approach, in estimating variable consideration, which specifies the accounting for an individual contract with a customer;
•	Continue to expense shipping and handling as fulfillment activities; and
•	Continue to exclude sales taxes from the transaction price.

Our key revenue streams are Distribution and Original Equipment Manufacturer (“OEM”) sales, that combined comprise the majority of our business.  The current pattern of revenue recognition for these revenue streams is point-in-time, and that will not change upon the adoption of the new standard. Further, we have identified a number of variable consideration components within our contracts with customers, and have determined there will be no related impact. We have also determined that the impact of accounting for costs incurred to obtain a contract is immaterial.  The adoption of this standard will not have a material effect on our consolidated financial statements, but will require the Company to provide additional and revised disclosures beginning with our Form 10-Q filing for the first quarter of 2018.

ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) - In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its consolidated financial statements and has not elected early adoption as of the period ended December 31, 2017.  During the second quarter of 2017 we engaged outside accounting consultants to assist us in the implementation of this new standard.  The Company is in the process of assessing its outstanding leases.

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

ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments - In November 2016, the FASB issued an accounting standard update related to the presentation of restricted cash in the Company’s Consolidated Statement of Cash Flows. The update requires that the Consolidated Statement of Cash Flows explain the change during the period in cash, cash equivalents, and restricted cash. Restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. This accounting guidance is effective for the Company beginning in the first quarter of 2018. The Company will adopt this guidance for our fiscal year beginning January 1, 2018, and the guidance will result in changes to the Company’s Consolidated Statement of Cash Flows such that restricted cash amounts will be included in the beginning-of-period and end-of-period cash and cash equivalents totals, and will have no impact on our results of operations.

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

ASU No. 2017-01, Clarifying the Definition of a Business.  This standard classifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This update is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and would only apply to future acquisitions.

ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.  This standard simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The revised guidance will be applied prospectively, and is effective for calendar year-end SEC filers for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company adopted this standard in the third quarter of 2017.  Adoption of this standard had no impact on the Company’s financial statements.

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

As of December 31, 2017, we had short-term investments.  Trading securities held at December 31, 2017, were purchased on the open market and unrealized gains and losses are included in other income (expense). The trading securities are valued under the fair value hierarchy using Level 1 Inputs. Short-term investments of $4.6 million consist of investments such as time deposits, which are highly liquid with maturity dates greater than three months at the date of purchase. See Note 17 for additional information related to our interest rate swaps and foreign currency hedges.  Generally, we can access these investments in a relatively short amount of time but in doing so we generally forfeit a portion of earned and future interest income. The short-term investments are valued under the fair value hierarchy using Level 2 Inputs.

Financial assets and liabilities carried at fair value as of December 31, 2017 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$4,558	$2,586	$1,972	$-	$-
Interest rate swaps and collars	3,884	-	3,884	-	-

Financial assets and liabilities carried at fair value as of December 31, 2016 are classified in the following table:

Description	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Current Period Earnings
Short-term investments	$29,842	$2,737	$27,105	$-	$-
Interest rate swap assets	2,317	-	2,317	-	-

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). We believe our long-term debt under our revolving credit facility approximates fair value and is valued under the fair value hierarchy using Level 2 Inputs. Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2017 and 2016.

We also are responsible for a pension plan in the U.K. that holds investments carried at fair value.  See Note 12 for additional information related to these pension plan investments.

Note 3 – Inventories

Inventories, stated at the lower of cost or market value, at December 31 were:

	2017	2016
Finished goods	$81,194	$66,930
Work-in-progress	52,578	45,408
Raw materials	82,734	81,145
	$216,506	$193,483

Note 4 – Property, Plant and Equipment

Property, plant and equipment at December 31 were:

	2017	2016
Buildings and leasehold improvements	$203,054	$192,290
Machinery and equipment	774,138	685,249
	977,192	877,539
Less: Accumulated depreciation and amortization	(581,753)	(535,407)
	395,439	342,132
Construction in-progress	22,446	24,049
Land	41,284	35,807
	$459,169	$401,988

Depreciation and amortization of property, plant and equipment was $76.9 million, $78.5 million and $71.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.   We have capital lease obligations totaling approximately $1.0 million and $1.1 million and December 31, 2017 and 2016, respectively, included in other current liabilities and other long-term liabilities on the balance sheet.

Note 5 – Intangible Assets

Intangible assets subject to amortization at December 31 were as follows:

December 31, 2017
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$11,823	$(9,154)	$(242)	$2,427
Software license	3 years	1,212	(1,149)	(63)	-
Developed product technology	2-10 years	154,795	(53,925)	(6,219)	94,651
Customer relationships	12 years	62,093	(19,319)	(1,650)	41,124
Other	4 years	4,610	(4,512)	(75)	23
Total amortized intangible assets		234,533	(88,059)	(8,249)	138,225
Intangible assets with indefinite lives
In process research and development	Indefinite	8,914	-	-	8,914
Trademarks and trade names	Indefinite	10,303	-	(997)	9,306
Total Intangible assets with indefinite lives		19,217	-	(997)	18,220
Total intangible assets		$253,750	$(88,059)	$(9,246)	$156,445

December 31, 2016
Intangible Assets	Useful life	Gross Carrying Amount	Accumulated Amortization	Currency Exchange	Net
Amortized intangible assets
Patents	5-15 years	$11,823	$(8,431)	$(255)	$3,137
Software license	3 years	1,212	(1,149)	(63)	-
Developed product technology	2-10 years	153,009	(41,416)	(6,299)	105,294
Customer relationships	12 years	62,093	(13,915)	(1,750)	46,428
Other	4 years	4,610	(4,336)	(75)	199
Total amortized intangible assets		232,747	(69,247)	(8,442)	155,058
Intangible assets with indefinite lives
In process research and development	Indefinite	10,700	-	-	10,700
Trademarks and trade names	Indefinite	10,303	-	(1,185)	9,118
Total Intangible assets with indefinite lives		21,003	-	(1,185)	19,818
Total intangible assets		$253,750	$(69,247)	$(9,627)	$174,876

Amortization expense related to intangible assets subject to amortization was $18.8 million, $20.5 million and $8.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Amortization of intangible assets is as follows:

2018	$18,003
2019	17,498
2020	15,472
2021	14,775
2022	13,956
2023 and thereafter	58,521
Total	$138,225

NOTE 6 – GOODWILL

Changes in goodwill for the years ended December 31 were as follows:

Balance at December 31, 2015	132,913
Pericom measurement period adjustment	2,741
Foreign currency translation adjustment	(6,242)
Balance at December 31, 2016	129,412
Foreign currency translation adjustment	4,775
Balance at December 31, 2017	$134,187

NOTE 7 – BANK CREDIT AGREEMENTS AND OTHER SHORT-TERM AND LONG-TERM DEBT

Short-term debt

Our Asia subsidiaries maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $80.5 million. Generally our foreign credit lines are unsecured, uncommitted and may be repayable on demand.  These credit facilities bear interest at LIBOR plus margin.  Interest payments are due quarterly on outstanding amounts under the credit lines. The unused and available credit under the various facilities as of December 31, 2017, was approximately $78.7 million, net of a $1.0 million advance under the foreign credit line and $0.9 million credit used for import and export guarantee.

Long-term debt

We currently have a U.S. banking credit facility (the “U.S. Credit Facility”) under which we may draw up to $250 million on a revolving basis, in addition to a $250 million term loan.  The U.S. Credit Facility matures October 26, 2021.  The term loan portion of the U.S. Credit Facility is repayable in part through quarterly installments that increase over time from $3.1 million per quarter in 2016 to $9.4 million per quarter in the final year of the U.S. Credit Facility. We may, from time to time, request increases in the aggregate commitments under the U.S. Credit Facility of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the revolving portion of the U.S. Credit Facility.  The U.S. Credit Facility bears interest at LIBOR or similar indices plus a specified margin.  The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  At December 31, 2017, we owed $268.8 million under the U.S. Credit Facility, $103.0 million of which was drawn under the revolving portion and $165.8 million of which was outstanding under the term loan. The obligations of the Borrowers under the U.S. Credit Facility are secured by substantially all of the assets of Diodes, including controlling interests in its first-tier subsidiaries, and by specified assets of certain of its subsidiaries.

Long-term debt balances as of December 31, consist of the following:

	2017	2016
Notes payable to Taiwan bank, original principal amount of TWD 132 million, variable interest (approximately 1.7% as of December 31, 2017), matures July 6, 2021.	$1,271	$1,466
Term loan and revolver	268,812	428,375
Total long-term debt	270,083	429,841
Less: Current portion	(20,636)	(14,356)
Less: Unamortized debt issuance costs	(1,955)	(2,359)
Long-term debt, net of current portion	$247,492	$413,126

The table below sets forth the annual contractual maturities of long-term debt at December 31, 2017:

2018	$20,636
2019	26,892
2020	33,147
2021	189,408
Total long-term debt	$270,083

NOTE 8 – CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under capital lease agreements are summarized as follows:

For years ending December 31,

2018	$658
2019	410
1,068
Less: Interest	(27)
Present value of minimum lease payments	1,041
Less: Current portion	(646)
Long-term portion	$395

At December 31, 2017, property under capital leases had a cost of $3.7 million, and the related accumulated depreciation was $2.6 million. Depreciation of assets held under capital lease is included in depreciation expense.

NOTE 9 – ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities and other current liabilities at December 31 were:

	2017	2016
Accrued expenses	$29,764	$33,947
Compensation and payroll taxes	34,359	23,720
Equipment purchases	20,637	6,377
Accrued pricing adjustments	11,410	3,817
Accrued professional services	2,088	2,645
Other	1,043	1,056
	$99,301	$71,562

Other long-term liabilities at December 31 were:

	2017	2016
Accrued defined benefit plan	$34,428	$30,515
Unrecognized tax benefits	24,211	15,340
Deferred grant and subsidy	17,173	18,259
Income tax contingencies	8,319	8,163
Deferred compensation	8,870	6,433
Other	1,924	2,663
	$94,925	$81,373

NOTE 10 – STOCKHOLDERS’ EQUITY

We have never declared or paid cash dividends on our Common Stock. Our U.S. Credit Facility permits us to pay dividends up to $3.0 million per fiscal year to its stockholders so long as we have not defaulted at the time of such dividend and no default would result from declaring or paying such dividend. The payment of dividends is within the discretion of our Board of Directors. See Note 7 for additional information regarding our credit agreements.

During November 2015 the Company’s board of directors authorized a share repurchase plan to repurchase up to an aggregate of $100 million of the Company’s outstanding common stock, $0.66 2/3 par value per share.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board of Directors.  During 2017 the Company repurchased 300,000 of its common shares at a cost of $8.7 million and in 2016, the Company repurchased 691,196 of its common shares at a cost of $18.0 million. All purchases were made through open market transactions and were recorded as treasury stock.

NOTE 11 – INCOME TAXES

Tax Cuts and Jobs Act

The Tax Act was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, provides an exemption from U.S. federal tax for dividends received from foreign subsidiaries, and creates new taxes on certain foreign sourced earnings. As of the completion of these financial statements and related disclosures, we have not completed our accounting for the tax effects of the Tax Act; however, as described below, we have made a reasonable estimate of such effects and recorded a provisional tax expense of $45.9 million, which is included as a component of income tax expense from continuing operations in the fourth quarter of 2017.  This provisional tax expense incorporates assumptions made based upon the Company’s current interpretation of the Tax Act, and may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves. In accordance with SEC Staff Accounting Bulletin No. 118, the Company will finalize the accounting for the effects of the Tax Act no later than the fourth quarter of 2018.  Future adjustments made to the provisional effects will be reported as a component of income tax expense from continuing operations in the reporting period in which any such adjustments are determined.

The table below reflects the significant components of the provisional amount of tax expense recorded in the fourth quarter of 2017 and included as a component of income tax expense from continuing operations:

Component	Provisional Amount
Remeasurement of U.S. deferred tax assets and liabilities	$2,913
Transition tax on foreign earnings	104,327
Foreign tax credits used to offset transition tax	(58,975)
Other adjustments	(2,357)
Total net tax expense related to the Tax Act	$45,908

The Company expects to use net operating loss carryforwards and tax credits to completely offset any cash tax obligations resulting from the transition tax.  The other components shown above represent noncash adjustments to tax expense.

Remeasurement of U.S. deferred tax assets and liabilities

We remeasured certain U.S. deferred tax assets and liabilities using the lower corporate income tax rate of 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these deferred tax balances.

Transition tax on foreign earnings

The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes, and is net of indirect effects of unrecognized tax benefits. We have not yet completed our calculation of the total post-1986 E&P for the majority of our foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities.  Our undistributed foreign earnings, including those subject to the transition tax, continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European subsidiaries. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.  We continue to evaluate the potential effects the Tax Act may have on our long term plans for capital investment across the geographies in which we operate.

Foreign tax credits used to offset transition tax

The Company is able to claim foreign tax credits against the incremental U.S. tax due on its previously deferred foreign earnings.  However, we have not yet completed our calculation of the total amount of foreign taxes previously paid or accrued by the majority of our foreign subsidiaries that may be creditable against the transition tax.  We expect these tax credits to generally be available to offset any cash tax liability resulting from the transition tax.

Other adjustments

We have not yet completed our analysis of the direct and indirect implications of the Tax Act on the Company’s tax attributes, such as tax credit carryforwards.  Included in the provisional tax expense is the estimated effect of our change in judgment regarding realizability of foreign tax credits and R&D credits.

Income (loss) before income taxes	2017	2016	2015
U.S.	$(72,668)	$(40,861)	$(21,091)
Foreign	135,259	65,896	61,686
Total	$62,591	$25,035	$40,595

The components of the income tax provision (benefit) are as follows for the years ended December 31:

	2017	2016	2015
Current tax provision (benefit)
Federal	$-	$-	$12
Foreign	31,820	28,993	17,983
State	7	13	29
	31,827	29,006	18,024
Deferred tax provision (benefit)
Federal	30,186	(10,517)	(2,739)
Foreign	(2,352)	(13,847)	(1,063)
State	(8)	101	(228)
	27,826	(24,263)	(4,030)
Liability for unrecognized tax benefits	2,672	1,815	88
Total income tax provision	$62,325	$6,558	$14,082

Effective Tax Rate Reconciliation

Reconciliation between the effective tax rate and the statutory tax rates for the years ended December 31, 2017, 2016, and 2015 is as follows:

	2017		2016		2015
		Percent		Percent		Percent
		of pretax		of pretax		of pretax
	Amount	earnings	Amount	earnings	Amount	earnings
Federal tax	$21,907	35.0	$8,762	35.0	$14,214	35.0
State income taxes, net of federal tax provision	(15)	-	(65)	(0.3)	(152)	(0.4)
Foreign income taxed at lower tax rates	(23,515)	(37.6)	(6,955)	(27.8)	(10,126)	(24.9)
U.S. tax impact of foreign operations	6,726	10.7	324	1.3	2,046	5.0
Foreign withholding taxes	4,343	6.9	4,834	19.3	2,268	5.6
Research and development	(2,643)	(4.2)	(2,241)	(9.0)	(2,068)	(5.1)
Liability for unrecognized tax benefits	2,672	4.3	1,815	7.3	88	0.2
Valuation allowance	2,077	3.3	(2,600)	(10.4)	3,580	8.8
Provision-to-return adjustments	131	0.2	(61)	(0.2)	994	2.4
Employee stock-based compensation	1,537	2.5	-	-	-	-
U.S. Tax Cuts and Jobs Act	45,908	73.4	-	-	-	-
Other	3,197	5.1	2,745	11.0	3,238	8.1
Income tax provision	$62,325	99.6	$6,558	26.2	$14,082	34.7

Uncertain Tax Positions

In accordance with the provisions related to accounting for uncertainty in income taxes, we recognize the benefit of a tax position if the position is “more likely than not” to prevail upon examination by the relevant tax authority. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2017	2016	2015
Balance at January 1,	$28,849	$26,503	$19,488
Additions based on tax positions related to the current year	3,492	6,746	3,450
Additions for prior year tax positions	863	960	6,963
Reductions for prior year tax positions	(2,623)	(5,360)	(3,398)
Balance at December 31,	$30,581	$28,849	$26,503

If the $30.6 million of unrecognized tax benefits as of December 31, 2017 is recognized, approximately $27.2 million would affect the effective tax rate.   It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlements of ongoing audits or competent authority proceedings. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2008, or for the 2010 and 2011 tax years.  We are no longer subject to China income tax examinations by tax authorities for tax years before 2007.  With respect to state and local jurisdictions and countries outside of the U.S., with limited exceptions, we are no longer subject to income tax audits for years before 2012. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties, if any, have been provided for in our reserve for any adjustments that may result from future tax audits. We recognize accrued interest and penalties, if any, related to unrecognized tax benefits in interest expense. We had an immaterial amount of accrued interest and penalties at December 31, 2017, 2016 and 2015.

Deferred Taxes

The table below sets forth our deferred tax assets and liabilities as of December 31, 2017 and 2016:

	2017	2016
Deferred tax assets
Inventory cost	$8,000	$6,923
Accrued expenses and accounts receivable	690	2,112
Foreign tax credits	10,626	19,610
Research and development tax credits	15,828	13,633
Net operating loss carryforwards	5,392	37,379
Accrued pension	5,428	5,494
Share based compensation and others	12,443	16,992
	58,407	102,143
Valuation allowances	(22,560)	(32,082)
Total deferred tax assets, non-current	35,847	70,061
Deferred tax liabilities
Plant, equipment and intangible assets	(17,278)	(28,639)
Total deferred tax liabilities, non-current	(17,278)	(28,639)
Net deferred tax assets	$18,569	$41,422

We prospectively adopted ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-11”) effective in the first quarter of 2014.  ASU No. 2013-11 provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The $15.4 million net deferred tax assets presented in the balance sheet as of December 31, 2017, is net of $3.2 million of unrecognized tax benefits.  The $27.8 million net deferred tax asset presented on the balance sheet as of December 31, 2016, is net of $13.6 million of unrecognized tax benefits.  The $41.4 million net deferred tax asset presented above is prior to the net balance sheet presentation required by ASU 2013-11.

 We adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”) effective in the first quarter of 2017.  The effect of the adoption related to the income tax components of ASU 2016-09 was an increase of $4.8 million to retained earnings and to deferred income tax assets, to record the tax benefit of the net operating loss carryforward resulting from excess tax deductions related to stock based compensation.  ASU 2016-09 requires that the tax effects of differences between cumulative compensation expense recorded for financial statement purposes and available income tax deductions be recorded to income tax expense.  We recorded a $1.5 million increase to income tax expense as a result of the application of ASU 2016-09 to stock based compensation vesting and exercise events that occurred during 2017.

At December 31, 2017, we had federal tax credit and research credit carryforwards of approximately $20 million and $7 million, respectively, which are available to offset future income tax liabilities. The federal tax credit carryforwards begin to expire in 2021 and the state tax credit carryforwards will begin to expire in 2020. We determined that it is more likely than not that a portion of our federal and state research credit carryforwards will expire before they are utilized. The valuation allowances recorded against the related deferred tax assets totaled $13 million and $22.4 million as of December 31, 2017 and 2016, respectively.

At December 31, 2017, we had state net operating loss (“NOL”) carryforwards of approximately $3 million, and foreign NOL carryforwards of $2 million which are available to offset future taxable income. The U.S. state NOL carryforwards will begin to expire in 2018. We determined that it is more likely than not that the U.S. state NOL carryforwards will expire before they are fully utilized and recorded a full valuation allowance on the related deferred tax assets. The foreign NOL carryforwards will begin to expire in 2020. We determined that it is more likely than not that a portion of the foreign NOL carryforwards will expire before they are fully utilized.  The valuation allowances recorded against the related deferred tax assets totaled $5 million and $5.9 million as of December 31, 2017 and 2016, respectively.

Supplemental Information

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European subsidiaries. As of December 31, 2017, we had undistributed earnings from non-U.S. operations of approximately $770 million (including approximately $51 million of restricted earnings, which are not available for dividends). Undistributed earnings of our China subsidiaries comprise $429 million of this total.  Additional Chinese withholding taxes of approximately $42 million would be required should the $429 million of such earnings be distributed out of China as dividends.

The impact of tax holidays decreased our tax expense by approximately $3.7 million, $7.3 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The benefit of the tax holidays on basic and diluted earnings per share was $0.08, $0.15 and $0.06 for the twelve months ended December 31, 2017, 2016 and 2015, respectively.

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

The table below sets forth net periodic benefit costs of the plan for the years ended December 31, 2017 and 2016:

	Defined Benefit Plan

	2017	2016
Components of net periodic benefit cost:
Service cost	$258	$270
Interest cost	4,228	5,151
Recognized actuarial loss	1,325	993
Expected return on plan assets	(6,506)	(6,210)
Net periodic benefit cost	$(695)	$204

The table below sets forth the benefit obligation, the fair value of plan assets, and the funded status as of December 31:

	Defined Benefit Plan

	2017	2016
Change in benefit obligation:
Beginning balance	$146,801	$145,019
Service cost	258	270
Interest cost	4,228	5,151
Actuarial loss	4,910	29,793
Benefits paid	(4,313)	(6,816)
Currency changes	14,179	(26,616)
Benefit obligation at December 31	$166,063	$146,801

Change in plan assets:
Beginning balance - fair value	$118,658	$116,386
Employer contribution	2,974	2,105
Actual return on plan assets	5,454	28,422
Benefits paid	(4,313)	(6,816)
Currency changes	11,461	(21,439)
Fair value of plan assets at December 31	$134,234	$118,658
Underfunded status at December 31	$(31,829)	$(28,143)

Based on an actuarial study performed as of December 31, 2017, the plan is underfunded by approximately $31.8 million and the liability is reflected in our consolidated balance sheets as a noncurrent liability and the amount recognized in accumulated other comprehensive loss was approximately $44.0 million.

We apply the “10% corridor” approach to amortize unrecognized actuarial gains (losses). Under this approach, only actuarial gains (losses) that exceed 10% of the greater of the projected benefit obligation or the market-related value of the plan assets are amortized. For the twelve months ended December 31, 2017, the plan’s total recognized loss increased by approximately $4.8 million. The variance between the actual and expected return to plan assets during 2017 decreased the total unrecognized net loss by approximately $1.1 million. The total unrecognized net loss is more than 10% of the projected benefit obligation and 10% of the plan assets.  Therefore, the excess amount will be amortized over the average term to retirement of plan participants not yet in receipt of pension, which as of December 31, 2017 the average term was approximately 13 years. The following weighted-average assumptions were used to determine net periodic benefit costs for the twelve months ended December 31:

	2017	2016
Discount rate	2.8%	2.8%
Expected long-term return on plan assets	5.4%	5.4%

The following weighted-average assumption was used to determine the benefit obligations at December 31:

	2017	2016
Discount rate	2.6%	2.8%

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

Asset category	Expected long-term return	Asset allocation
Growth assets	7.7%	64%
Hedging assets	1.8%	34%
Cash	0.5%	2%
Total	5.5%	100%

Benefit plan payments are primarily made from funded benefit plan trusts and current assets. The table below sets forth the expected future benefit payments, including future benefit accrual, as of December 31, 2017:

2018	$3,845
2019	3,998
2020	4,376
2021	4,871
2022	5,267
2023-2026	24,455

We adopted a payment plan with the trustees of the defined benefit plan, in which we would make annual contributions each year through 2030, of approximately GBP 2 million (approximately $2.8 million based on a GBP:USD exchange rate of 1.4).  The annual contributions were expected to meet the deficit disclosed in the plan as of April 5, 2013 by December 31, 2030.  The trustees are required to review the funding position every three years, and a further review was carried out as of April 5, 2016. The outcome of the review, as agreed with the trustees during the first quarter of 2017, was that contributions would continue at the existing level until December 31, 2029.

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

The plan’s trustees appoint fund managers to carry out all the day-to-day functions relating to the management of the fund and its administration. The fund managers must invest their portion of the plan’s assets in accordance with their investment manager agreement agreed by the trustees. The trustees are responsible for agreeing these investment manager agreements and for deciding on the portion of the plan’s assets that will be invested with each fund manager. When making decisions, the trustees take advice from experts including the plan’s actuary and also have the option to consult with the Company.

The following table summarizes the major categories of the plan assets:

December 31, 2017
Asset category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,182	$4,915	$-	$7,097
Equity securities:
U.K.	-	2,787	-	2,787
North America	-	16,082	-	16,082
Europe (excluding U.K.)	-	5,713	-	5,713
Japan	-	2,703	-	2,703
Pacific Basin (excluding Japan)	-	1,372	-	1,372
Emerging markets	-	4,448	-	4,448
Fixed income securities:
Corporate bonds	-	3,682	-	3,682
Others	-	5,731	-	5,731
Index linked securities:
Others	-	203	-	203
Other types of investments:
Absolute return funds	-	1,291	-	1,291
Hedge funds	-	27,355	-	27,355
Development REITS	-	6,004	-	6,004
Insurance linked securities	-	4,117	-	4,117
Liability driven investments	-	45,450	-	45,450
Other	-	199	-	199
Total	$2,182	$132,052	$-	$134,234
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

For the years ended December 31, 2017, 2016 and 2015, total amounts expensed under these plans were approximately $14.8 million, $13.9 million and $14.0 million, respectively.

Deferred Compensation Plan

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors (the “Board”). The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At December 31, 2017, these investments totaled approximately $8.8 million. All gains and losses in these investments are materially offset by corresponding gains and losses in the deferred compensation plan liabilities.

NOTE 13 - SHARE-BASED COMPENSATION

The table below sets forth the line items where share-based compensation expense was recorded for the twelve months ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Cost of goods sold	$645	$775	$716
Selling, general and administrative expense	15,130	10,567	16,228
Research and development expense	2,834	2,687	2,026
Total share-based compensation expense	$18,609	$14,029	$18,970

The table below sets forth share-based compensation expense by type for the twelve months ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Stock options	$934	$1,511	$2,516
Share grants	17,675	12,518	16,454
Total share-based compensation expense	$18,609	$14,029	$18,970

In 2016, we recorded a $2.7 million reversal decrease of previously recorded expense related to performance grants. In 2015, we recorded $4.0 million in restricted stock expense related to Diodes restricted stock grants issued as replacement for unvested Pericom employee awards outstanding at the date of the acquisition.

In May 2013, our stockholders approved our 2013 Equity Incentive Plan (“2013 Plan”). Since the approval of the 2013 Plan, all stock options are granted under the 2013 Plan, and we will not grant any further stock options under our 2001 Plan. Stock options under the 2013 Plan generally vest in equal annual installments over a four-year period and expire eight years after the grant date. The number of shares originally authorized to be awarded under the 2013 Plan was 6 million shares. In May 2017, our stockholders approved an amendment to the 2013 Plan, authorizing and additional 6 million shares to be awarded, bringing the total shares authorized to be awarded under the 2013 Plan to 12 million shares.

Share-based compensation expense for stock options granted in previous years was calculated on the date of grant using the Black-Scholes-Merton option-pricing model.  No stock options were granted in any of the periods presented.

Total cash received from option exercises was approximately $13.6 million, $0.1 million and $10.2 million during 2017, 2016 and 2015, respectively.

At December 31, 2017, unrecognized compensation expense related to unvested options, net of estimated forfeitures, was approximately $0.3 million. The weighted average period over which share-based compensation expense related to these options will be recognized is less than 1 year.

The table below sets forth a summary of activity in our stock option plans:

Stock Options	Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,736	21.26
Granted	-	-
Exercised	(653)	15.63
Forfeited or expired	(20)	22.91
Outstanding at December 31, 2015	2,063	23.03
Granted	-	-
Exercised	(7)	18.48
Forfeited or expired	(223)	22.75
Outstanding at December 31, 2016	1,833	23.08
Granted	-	-
Exercised	(581)	23.42
Forfeited or expired	(24)	26.87
Outstanding at December 31, 2017	1,228	22.85	3.1	$7,298
Exercisable at December 31, 2017	1,186	22.67	3.1	$7,266

The table below sets forth information about stock options outstanding at December 31, 2017:

Plan	Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price
2001 Plan	$15.05-29.21	917	2.9	$21.90
2013 Plan	$23.35-27.92	311	3.9	$25.29

 Share Grants—Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period. Since the approval of the 2013 Plan, all new grants are granted under the 2013 Plan, and we will not grant any further grants under our 2001 Plan.

The table below sets forth a summary of our non-vested share grants in 2017, 2016 and 2015:

Restricted Stock Grants	Shares	Weighted Average Grant Date Fair Value ($)	Aggregate Intrinsic Value
Nonvested at December 31, 2014	1,535	23.32
Granted	1,557	22.46
Vested	(370)	25.02
Forfeited	(43)	26.08
Nonvested at December 31, 2015	2,679	23.51
Granted	880	18.63
Vested	(877)	18.92
Forfeited	(62)	20.80
Nonvested at December 31, 2016	2,620	21.31
Granted	746	25.23
Vested	(645)	21.89
Forfeited	(441)	22.31
Nonvested at December 31, 2017	2,280	22.24	$65,357

During 2017 the Company modified a performance-based award previously granted to our Chief Executive Officer.  The effect was to replace a performance-based grant covering 700,000 shares of the Company’s common stock with a performance-based grant covering 62,905 shares of the Company’s common stock and a restricted stock grant covering 62,905 of the Company’s common stock.  If certain performance criteria are met for the performance-based grant, Dr. Lu will receive 200% of that award or 125,810 shares.  The incremental expense if Dr. Lu received 200% of the performance-based grant award is approximately $3.3 million.  The incremental expense of the restricted stock grant is approximately $1.7 million.

Included in the restricted stock grant for 2015 were 724,000 shares granted to Pericom employees. During 2016, the Company paid $2.5 million in taxes related to the net share settlement on shares of stock that vested for Pericom employees.   .

The total unrecognized share-based compensation expense as of December 31, 2017 was approximately $32.4 million, relating to restricted stock awards, which was expected to be recognized over a weighted average period of approximately 2.4 years.

Our Chief Executive Officer has a grant of 600,000 performance-based stock units that vest upon the Company reaching $1.0 billion in revenue.  Based on the Company reaching approximately $1.1 billion in revenue in 2017, our Chief Executive Officer’s grant of 600,000 performance-based stock units will be released to the Chief Executive Officer, upon filing of the Company’s Annual Report on Form 10-K, in February 2018.  The expense related to the 600,000 performance-based units was all recognized in previous periods.

NOTE 14 – RELATED PARTY TRANSACTIONS

We conduct business with a related party company, Lite-On Semiconductor Corporation, and its subsidiaries and affiliates (“LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 16% of our outstanding Common Stock as of December 31, 2017, and is a member of the Lite-On Group of companies. We sold products to LSC totaling less than 1% of our net sales for the years ended December 31, 2017, 2016 and 2015, respectively.  Raymond Soong, the Chairman of the Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of the Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. L.P. Hsu, a former member of our Board of Directors serves as a consultant to LTC, and is a supervisor of the board of Nuvoton. We consider our relationships with LSC, a member of the Lite-On Group of companies, and Nuvoton to be mutually beneficial and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (“Keylink”). Keylink is our 5% partner in our Shanghai assembly and test facilities.   We sell products to, and purchase inventory from, companies owned by Keylink. We sold products to companies owned by Keylink, totaling approximately 1% of net sales for each of the years ended December 31, 2017, 2016 and 2015. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts paid to Keylink for the years ended December 31, 2017, 2016 and 2015 were approximately $17.1 million, $16.1 million and $17.9 million, respectively.   In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% partner in one of our Chengdu assembly and test facilities and our 5% partner in our two Chengdu assembly and test facilities; however, we have no material transactions with Ya Guang.  We also purchase materials from Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”) an FCP manufacturing company in which we have made an equity investment and account for using the equity method of accounting.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales and purchases from related parties for the twelve months ended December 31:

	2017	2016	2015
LSC
Net sales	$1,406	$852	$588
Purchases	$24,313	$21,936	$22,378
Keylink
Net sales	$8,856	$9,125	$9,749
Purchases	$3,827	$5,054	$6,272
Nuvoton
Purchases	$11,407	$10,386	$12,598
JCP
Purchases	$1,105	$826	N/A

The table below sets forth accounts receivable from and accounts payable to related parties at December 31:

	2017	2016
LSC
Accounts receivable	$342	$301
Accounts payable	$3,308	$4,333
Keylink
Accounts receivable	$4,089	$5,394
Accounts payable	$5,016	$4,295
Nuvoton
Accounts payable	$1,121	$950
JCP
Accounts payable	$317	$263

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

Our primary operations include the operations in Asia, North America and Europe. The table below sets forth net sales by geographic areas based on the location of subsidiaries producing the net sales:

2017	Asia	North America	Europe	Consolidated
Total sales	$968,720	$171,964	$175,004	$1,315,688
Inter-company sales	(128,924)	(71,608)	(60,952)	(261,484)
Net sales	$839,796	$100,356	$114,052	$1,054,204

Property, plant and equipment	$390,850	$44,523	$23,796	$459,169
Assets	$1,061,686	$230,997	$195,990	$1,488,673

2016	Asia	North America	Europe	Consolidated
Total sales	$895,608	$109,442	$157,343	$1,162,393
Inter-company sales	(137,959)	(22,034)	(60,238)	(220,231)
Net sales	$757,649	$87,408	$97,105	$942,162

Property, plant and equipment	$329,587	$57,145	$15,256	$401,988
Assets	$948,923	$400,472	$179,157	$1,528,552

2015	Asia	North America	Europe	Consolidated
Total sales	$793,960	$143,800	$164,304	$1,102,064
Inter-company sales	(118,415)	(60,882)	(73,863)	(253,160)
Net sales	$675,545	$82,918	$90,441	$848,904

Property, plant and equipment	$362,186	$58,152	$19,002	$439,340
Assets	$969,352	$463,967	$165,508	$1,598,827

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

		% of Total
2017	Net Sales	Net Sales
China	$593,098	56%
U.S.	86,276	8%
Korea	65,849	6%
Germany	74,303	7%
Singapore	58,570	6%
Taiwan	67,399	6%
All others	108,709	11%
Total	$1,054,204	100%

		% of Total
2016	Net Sales	Net Sales
China	$548,015	58%
U.S.	79,869	8%
Korea	60,672	6%
Germany	61,415	7%
Singapore	48,464	5%
Taiwan	59,087	6%
All others	84,640	10%
Total	$942,162	100%

		% of Total
2015	Net Sales	Net Sales
China	$507,783	60%
U.S.	76,870	9%
Korea	66,605	8%
Germany	57,036	7%
Singapore	51,742	6%
Taiwan	30,127	4%
All others	58,741	6%
Total	$848,904	100%

Major customers – One customer accounted for 10% or more of our net sales in 2017, but not 10% of our outstanding accounts receivable at December 31, 2017.  No customers accounted for 10% or more of our net sales in 2016 or 2015.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating leases – We lease offices, manufacturing plants, equipment, vehicles and warehouses under operating lease agreements expiring through December 2024. Rental expense amounted to approximately $10.4 million, $10.5 million and $10.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.  We do not have purchase options related to the operating lease agreements. The table below sets forth the approximate amount for future minimum lease payments under non-cancelable operating leases at December 31, 2017:

2018	$9,187
2019	7,662
2020	5,642
2021	3,931
2022	3,365
Thereafter	2,068
$31,855

In addition, we have the following land right leases.    None of the leases requires a rental payment.

Location	Term (years)	Expiration Date
Chengdu, China	50	2061
Shanghai, China	50	2056
Shandong, China	50	2058
Shanghai, China	50	2058
Yangzhou, China	50	2065

Purchase commitments – We have entered into non-cancelable purchase contracts for capital expenditures, primarily for manufacturing equipment, for approximately $23.5 million at December 31, 2017.  In addition to these purchase commitments, we have equity investment obligations for our Chengdu facilities of $50 million, $25 million and $25 million for 2018, 2019 and 2020, respectively, and capital investment obligations of $62 million, $25 million and $29 million for 2018, 2019 and 2020, respectively.

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

NOTE 17 – DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with ASC 815 we recognize derivative instruments on our balance sheet, and we measure them at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate the derivative as being in a hedging relationship, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivative instruments that are designated, and qualify as hedges of the exposure to changes in the fair value are considered fair value hedges. Derivative instruments that are designated, and qualify as hedges of the exposure to variability in expected future cash flows are considered cash flow hedges. Derivative instruments may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. We currently only utilize cash flow hedges and do not use derivatives for trading or speculative purposes.

Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge, or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain risks, even though we elect not to apply hedge accounting under ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in the consolidated statements of income. Specific information about the valuations of derivatives is described in Note 1 and classification of derivatives in the fair value hierarchy is described in Note 2.  Currently our interest rate swaps and interest rate collars are designated as hedges while our foreign exchange contracts are not designated as hedges.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings.

Certain of the Company's agreements with its derivative counterparties contain provisions where if certain merger activity, a change of control, or a capital structure change occurs that materially changes the Company's creditworthiness in an adverse manner, the Company’s counterparty may have the right to terminate any derivative transactions under such agreement.

The company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At December 31, 2017 we had outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC 815.  There is no fair value of our foreign exchange hedges, therefore they are not recorded in our Consolidated Balance Sheets.  As of December 31, 2017 and 2016 the total notional amounts of these foreign exchange contracts was $87.6 million and zero, respectively.

The table below sets forth outstanding foreign currency forward contracts at December 31, 2017:

Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Strike Rate	Cash Flow Hedge Designation
$2,494	December 2017	December 2017	EUR/GPB	1.2009	Non-designated
10,514	December 2017	December 2017	EUR/USD	1.2009	Non-designated
10,612	December 2017	December 2017	GPB/USD	1.3541	Non-designated
31,834	December 2017	December 2017	USD/CNY	6.5343	Non-designated
1,594	December 2017	December 2017	USD/JPY	112.35	Non-designated
30,594	December 2017	December 2017	USD/TWD	29.406	Non-designated

* EUR = Euro
GBP = British Pound Sterling
USD = United States Dollar
CNY = Chinese Yuan Renminbi
JPY = Japan Yen
TWD = Taiwan dollar

Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, including interest rate collars, as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The table below sets forth information related to the number of and the notional amount of our interest rate related derivative instruments at December 31 2017 and December 31, 2016:

	Number of Instruments		Notional Amount
	2017	2016	2017	2016
Interest rate swaps and collars	14	6	$220,000	$150,000

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016:

	Fair Value
	Other Current Assets		Other Assets		Other Liabilities
	2017	2016	2017	2016	2017	2016
Interest rate swaps and collars	$486	$-	$3,398	$3,052	$-	$735

The tables below sets forth the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income for the years ended December 31, 2017 and 2016:

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income
	2017	2016		2017	2016
Interest rate swaps and collars	$1,567	$2,317	Interest expense	$577	$112

We estimate that $0.5 million of net derivative gains included in AOCI as of December 31, 2017 will be reclassified into earnings within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2017.

Derivatives Not Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in Net Income		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income
	2017	2016
Foreign currency forward contracts	$1,491	$-	Foreign currency (loss) gain, net

There was no effect from derivative financial instruments on the Company’s Consolidated Statements of Operations for the twelve months ended December 31, 2015.

At December 31, 2017 and 2016, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustments for nonperformance risk, related to these agreements was $3.9 million and $2.3 million, respectively.  As of December 31, 2017 and 2016, the Company had not posted any collateral related to these agreements.

NOTE 18 – RESTRUCTURING COSTS

In February 2017, the Company announced its plan to transfer its wafer fabrication operation at KFAB to other Company-owned wafer fabrication plants and external foundries. The Company ceased production operations at KFAB late in third quarter 2017 and vacated and returned the premises in November 2017. Employees were provided retention and standard severance packages.  During 2017 the Company received $6.5 million of insurance proceeds as a result of the fires sustained at the KFAB facility during 2016 of which $4.5 million is recorded in Cost of Goods Sold and $2.0 million is recorded in Other Income.  There are outstanding insurance claims.  Also during 2017, the Company recorded $1.9 million of asset impairment related to the shut-down of KFAB.

The table below sets forth the restructuring costs, recorded in restructuring expense in the Condensed Consolidated Statements of Operations, incurred during the twelve months ended December 31, 2017:

Early termination of supply contract	$1,985
Asset retirement obligation	1,403
Retention cost	3,158
Cost of equipment relocation, shutdown cost and other	3,591
Total	$10,137

The table below sets forth the costs accrued related to the KFAB restructuring:

	Early Contract Termination	Retention Costs	Equipment Relocation, Shutdown Cost and Other	Total
Beginning balance, January 1, 2017	$-	$-	$-	$-
Costs accrued	1,985	3,158	3,591	8,734
Restructuring costs paid	(1,985)	(2,499)	(2,946)	(7,430)
Balance at December 31, 2017	$-	$659	$645	$1,304

The Company will pay out the remaining accrued costs during the first quarter of 2018.

Based on continued negotiations with the landlord, we recorded an additional $1.4 million of asset retirement obligations related the KFAB restructuring.  This asset retirement obligation is for the estimated amounts to be paid to contractors to remediate the KFAB facility upon vacating the property.   The table below sets forth the asset retirement obligation related to the KFAB restructuring:

Asset retirement obligation, January 1, 2017	$486
Accrual of additional asset retirement obligation	1,403
Amount paid	(1,500)
Asset retirement obligation, December 31, 2017	$389

In connection with the asset retirement obligation, the Company recorded amortization expense of the offsetting asset of $1.4 million for the twelve months ended December 31, 2017.

NOTE 19 – BUSINESS COMBINATION

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

The table below sets for the unaudited pro forma consolidated results of operations for the twelve month ended December 31, 2015 as if the acquisition of Pericom had occurred at January 1, 2014:

Twelve Months Ended
December 31, 2015
Net revenues	$960,019
Net income attributable to common stockholders	$40,180
Earnings per share—Basic	$0.82
Earnings per share—Diluted	$0.80

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

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017
Net sales	$236,303	$264,224	$285,247	$268,430
Gross profit	73,911	90,139	96,347	96,379
Net income (loss) attributable to common shareholders	1,217	13,179	14,450	(30,651)
Earnings (loss) per share attributable to common shareholders
Basic	$0.03	$0.27	$0.29	$(0.62)
Diluted	$0.02	$0.26	$0.29	$(0.62)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016
Net sales	$222,738	$236,645	$250,694	$232,085
Gross profit	64,220	74,817	80,623	67,263
(Loss) net income attributable to common shareholders	(1,733)	5,752	10,648	1,268
(Loss) earnings per share attributable to common shareholders
Basic	$(0.04)	$0.12	$0.22	$0.07
Diluted	$(0.04)	$0.12	$0.21	$0.07

Note: The sum of the quarterly earnings per share may not equal the full year amount, as the computations of the weighted average number of common shares outstanding for each quarter and for the full year are performed independently.

INDEX TO EXHIBITS

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended				X
3.2	Amended By-laws of the Company, amended as of January 6, 2016	8-K	January 11, 2016	3.1

4.1	Form of Certificate for Common Stock, par value $0.66-2/3 per share	S-3	August 25, 2005	4.1

10.1*	Stock Award Agreement, dated as of September 22, 2009, between the Company and Keh-Shew Lu	10-Q	May 9, 2014	10.6

10.2*	Confirmation Agreement, dated April 1, 2013, between the Company and Keh-Shew Lu	8-K	April 3, 2013	99.1

10.3*	Employment Agreement dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.1

10.4*	Stock Unit Agreement, dated as of July 21, 2015, between the Company and Keh-Shew Lu	8-K	July 27, 2015	99.3

10.5*	Amendment No. 1 to Employment Agreement, dated as of February 22, 2017, between the Company and Keh-Shew Lu.	8-K	February 27, 2017	99.1

10.6*	Employment agreement dated as of August 29, 2005, between the Company and Mark King	8-K	September 2, 2005	10.2

10.7*	Form of Indemnification Agreement between the Company and its directors and executive officers	8-K	September 2, 2005	10.5

10.8*	Diodes Incorporated 2001 Omnibus Equity Incentive Plan, as amended and restated December 22, 2008	10-K	February 26, 2009	10.87

10.9*	Diodes Incorporated Second Amended and Restated Deferred Compensation Plan effective January 1, 2009	10-K	February 27, 2017	10.9

10.10*	First Amendment to the Diodes Incorporated Second Amended and Restated Deferred Compensation Plan, effective June 1, 2013	10-K	February 27, 2017	10.10

10.11*	Diodes Incorporated 2013 Equity Incentive Plan as amended and restated on May 3, 2017	S-8	August 17, 2017	99.1

10.12*	Form of Incentive Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.2

10.13*	Form of Stock Unit Agreement for the Diodes Incorporated 2013 Equity Incentive Plan	S-8	June 13, 2013	99.4

10.13.1*	Form of Restricted Stock Unit Agreement	8-K	February 27, 2017	99.2

10.13.2*	Form of Performance Stock Unit Agreement	8-K	February 27, 2017	99.3

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.14*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.80

10.15*	Form of Nonstatutory Stock Option Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.81

10.16*	Form of Unit Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan, as amended (Domestic Version)	10-K	February 27, 2014	10.82

10.17*	Form of Unit Stock Agreement for the Diodes Incorporated 2013 Equity Incentive Plan (International Version)	10-K	February 27, 2014	10.83

10.18*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation Domestic Existing RSUs and Options)	S-8	June 30, 2016	99.2

10.19*	Form of Stock Unit Agreement (Substitute for Pericom Semiconductor Corporation International Existing RSUs and Options)	S-8	June 30, 2016	99.3

10.20	Joint Venture Agreement dated as of March 18, 1996, between the Company and J.H. Xing	10-K	April 1, 1996	10.17

10.21	Sale and Leasing Agreement dated as of March 30, 2002, between Shanghai Kaihong Electronic Ltd. and Shanghai Ding Hong Electronics Company, Ltd.	10-Q	May 15, 2002	10.46

10.22	Lease Agreement dated as of March 30, 2002, between Shanghai Kaihong Electronic Company, Ltd. and Shanghai Ding Hong Electronic Equipment, Ltd.	10-Q	May 15, 2002	10.47

10.23	Lease Agreement, dated as of September 30, 2003, between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Equipment, LTD.	10-Q	August 9, 2004	10.52

10.23.1	Supplementary to the Lease agreement between Shanghai Kaihong Electronic Co. Ltd., and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 9, 2004	10.58

10.24	Amendment to The Sale and Lease Agreement, dated as of September 30, 2004, between Shanghai Ding Hong Electronic Equipment Ltd. And Shanghai Kai Hong Electronic Company, Limited	10-Q	August 9, 2004	10.56

10.25	Lease Agreement dated as of June 28, 2004, between Diodes Shanghai Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	August 9, 2004	10.57

10.25.1	Supplement to Lease Agreement, dated January 1, 2007, on Disposal of Waste and Scraps between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.50

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.25.2	Supplementary Agreement dated December 31, 2007 between Shanghai Kai Hong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	February 29, 2008	10.53

10.26	Wafer Purchase Agreement, dated January 10, 2006, between Anachip Corporation and Lite-On Semiconductor Corporation	8-K	January 12, 2006	2.1

10.27	Supplementary to the Lease Agreement dated on September 5, 2004 with Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 10, 2006	10.14

10.28	Supplementary to the Lease Agreement dated on June 28, 2004 with Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 10, 2006	10.15

10.29	Agreement on Application, Construction and Transfer of Power Facilities, dated as of March 15, 2006, between the Company and Shanghai Yahong Electronic Co., Ltd.	10-Q	May 10, 2006	10.16

10.30	A Supplement dated January 1, 2007 to the Lease Agreement on Disposal of Waste and Scraps between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.51

10.31	Accommodation Building Fourth and Fifth Floor Lease Agreement dated December 31, 2007 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-K	February 29, 2008	10.54

10.31	Fourth Floor of the Accommodation Building Lease Agreement dated January 1, 2008, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	August 11, 2008	10.50

10.33	Factory Building Lease Agreement dated March 1, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co. Ltd.	10-Q	August 11, 2008	10.6

10.34	Supplemental Agreement to the Factory Building Lease Agreement dated as of August 11, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 7, 2008	10.2

10.35	Distributorship Agreement dated November 1, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Keylink Logistic Co., Ltd.	10-K	February 26, 2009	10.83

10.36	Lease Facility Safety Management Agreement dated December 31, 2008 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-K	February 26, 2009	10.84

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.37	Second Supplemental Agreement to the Factory Building Lease Agreement dated August 19, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2009	10.1

10.38	Consulting Agreement dated January 1, 2009, between Diodes Incorporated and Keylink International (B.V.I.) Co., Ltd.	10-Q	May 8, 2009	10.1

10.39	Power Facility Construction Agreement dated October 29, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Co., Ltd.	10-K	March 1, 2010	10.97

10.40	First Amendment to the DSH #2 Building Lease Agreement dated December 31, 2009 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	March 1, 2010	10.98

10.41	Construction Project Contract between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronic Co., Ltd.	10-Q	May 7, 2010	10.2

10.41.2	Third Floor of the Accommodation Building Lease Agreement, dated April 12, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	May 7, 2010	10.3

10.42	Second Floor of the Accommodation Building Lease Agreement, dated September 1, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2010	10.1

10.43	Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.1

10.44	Supplementary Agreement to the Investment Cooperation Agreement effective as of September 10, 2010, between Diodes Hong Kong Holding Company Limited and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	8-K	September 16, 2010	99.2

10.45	Joint Venture Agreement effective as of November 5, 2010 between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	November 12, 2010	99.1

10.46	Joint Venture Agreement Supplement Concerning the Establishment of Diodes Technology (Chengdu) Company Limited effective as of November 5, 2010, between Diodes Hong Kong Holding Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	November 12, 2010	99.2

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.47	Second Amendment to the DSH #2 Building Lease Agreement, dated November 15, 2010, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company, Ltd.	10-K	February 28, 2011	10.112

10.48	Power Facility Expansion Construction Contract, dated January 24, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Company, Ltd.	10-K	February 28, 2011	10.113

10.49	First Floor of the Accommodation Building Agreement, dated June 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.1

10.50	Third Floor of the Dormitory Building Lease Agreement, dated July 1, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Ding Hong Electronic Company, Ltd.	10-Q	November 9, 2011	10.2

10.51	Third Supplemental Agreement to the Factor Building Lease Agreement, dated May 16, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company, Ltd.	10-Q	November 9, 2011	10.3

10.52	Supplement Agreement to the Power Facility Construction Application Agreement, dated March 21, 2011, between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Hao Electronic Company, Ltd.	10-Q	August 9, 2011	10.1

10.53	Plating Process Agreement made and entered into among Shanghai Kaihong Electronic Co., Ltd., Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology), Diodes Shanghai, Shanghai Ding Hong Electronic Co., Ltd. and Shanghai Micro-Surface Co., Ltd.	10-K	February 29, 2008	10.52

10.54	Construction Design Consulting Agreement between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation	10-Q	August 9, 2012	10.1

10.55	Second Supplementary Agreement, dated as of January 23, 2013, to the Investment Cooperation Agreement effective as of September 10, 2010, by and among Diodes Hong Kong Holding Company Limited, Diodes (Shanghai) Investment Company Limited, Diodes Technology (Chengdu) Company Limited, and the Management Committee of the Chengdu Hi-Tech Industrial Development Zone	10-K	February 27, 2013	10.75

10.56	DSH #2 Building Lease Agreement dated as of January 28, 2013 between Diodes Shanghai Co., Ltd. (a/k/a Shanghai Kaihong Technology) and Shanghai Yuan Howe Electronics Co., Ltd.	10-K	February 27, 2013	10.76

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.57	Supplement Agreement to Lease Agreement dated September 2013 between Shanghai Kaihong Electronic Co., Ltd and Shanghai Ding Hong Electronic Co., Ltd.	10-Q	November 12, 2013	10.6

10.58	Construction Design Consulting Assignment Agreement Supplemental Agreement between Diodes Technology (Chengdu) Company Limited and Lite-On Technology Corporation	10-Q	August 8, 2013	10.1

10.59	Procurement Agreement, dated May 3, 2013, between Diodes Taiwan Inc. and Lite-On Technology Corporation	10-Q	August 8, 2013	10.2

10.60	Share Transfer Memorandum of Understanding, date June 18, 2013, among Diodes Incorporated, Chengdu Ya Guang Electronic Engineering Factory, and Zetex Chengdu Electronics Limited	10-Q	August 8, 2013	10.3

10.61	Plating Process Agreement between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited, dated February 8, 2013	10-Q	May 10, 2013	10.1

10.62	Equity Transfer Agreement, dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited	10-Q	May 9, 2014	10.1

10.63	Equity Transfer Agreement Amendment, dated April 2014, between Chengdu Ya Guang Electronic Engineering Factory and Diodes (Shanghai) Investment Company Limited	10-Q	May 9, 2014	10.2

10.64	Fourth Supplemental Agreement to the Factory Building Lease Agreement, dated April 23, 2014, between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	May 9, 2014	10.3

10.65	Plating Processing Agreement, dated February 28, 2014, between Zetex (Chengdu) Electronic Company Limited and Diodes Technology (Chengdu) Company Limited	10-Q	May 9, 2014	10.4

10.66	Amended Consulting Agreement dated as of January 1, 2015 between Diodes Incorporated and Keylink International (B.V.I) Co., Ltd.	10-K	March 2, 2015	10.78

10.67	Chemical Warehouse Lease Agreement, dated November 1, 2014 between Shanghai Kaihong Electronic Co., Ltd. and Shanghai Ding Hong Electronic Co., Ltd.	10-K	March 2, 2015	10.79

10.68	Chemical Warehouse Lease Agreement between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2015	10.1

10.69	Fifth Supplemental Facility Lease Agreement between Shanghai Kaihong Technology Co., Ltd. and Shanghai Yuan Hao Electronic Co., Ltd.	10-Q	November 6, 2015	10.2

10.70	Property Lease Safety Agreement, dated July 2016, between Zetex (Chengdu) Electronics Ltd. and Chengdu Yaguang Electronic Co., Ltd.	10-Q	August 9, 2016	99.1

10.71	Property Lease Agreement, dated July 2016, between Zetex (Chengdu) Electronics Ltd. and Chengdu Yaguang Electronic Co., Ltd.	10-Q	August 9, 2016	99.2

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith

10.72	2016 Amendment to Joint Venture Agreement, effective as of December 7, 2016, between Diodes (Shanghai) Investment Company Limited and Chengdu Ya Guang Electronic Company Limited	8-K	December 13, 2016	99.1

10.73	Diodes Zetex Pension Scheme Recovery plan, dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-K	February 27, 2017	10.78

10.74	Diodes Zetex Pension Scheme Schedule of contributions, dated February 22, 2017, between Trustees of the Diodes Zetex Pension Scheme and Diodes Zetex Limited	10-K	February 27, 2017	10.79

10.75	Framework Agreement, dated January 16, 2017, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, Diodes Incorporated, HR Trustees Limited, and Trustees	10-K	February 27, 2017	10.80

10.76	Guarantee, dated March 26, 2012, among Diodes Zetex Semiconductors Limited, Diodes Zetex Limited, HR Trustees Limited, and Trustees	10-Q	August 9, 2012	10.5

10.77	Diodes Zetex Pension Scheme Information Protocol, dated April 10, 2012, among Diodes Zetex Limited, Diodes Zetex Semiconductors Limited, the Company, HR Trustees Limited and Trustees	10-Q	August 9, 2012	10.6

10.78	Legal Charge, dated March 26, 2012, among Zetex Semiconductors Limited, HR Trustees Limited, and Trustees	10-Q	August 9, 2012	10.7

10.79	Credit Agreement, dated March 21, 2011, between Mega International Commercial Bank and Diodes Taiwan Inc.	10-Q	August 9, 2011	10.2

10.80	Amended and Restated Credit Agreement, dated October 26, 2016, by and among Diodes Incorporated, Diodes International B.V., Diodes Holding B.V., Diodes Investment Company, Diodes FabTech Inc., Diodes Holdings UK Limited, Diodes Zetex Limited, Pericom Semiconductor Corporation, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders party thereto	8-K	November 1, 2016	10.1

10.80.1	Amendment No. 1 and Limited Waiver dated February 13, 2017 by and among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 10.85 above).	8-K	February 14, 2017	10.1

10.80.2	Amendment No. 2 dated August 24, 2017 by and among the parties to the Amended and Restated Credit Agreement dated October 26, 2016 (Exhibit 10.85 above).				X

14**	Code of Ethics for Chief Executive Officer and Senior Financial Officers

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
21	Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002				X

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2***	Certification Pursuant to 18 U.S.C. adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

101.LAB	XBRL Taxonomy Extension Labels Linkbase				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.				X

**	Provided in the Corporate Governance portion of the Investor Relations section of the Company’s website at http://www.diodes.com				X

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

DIODES INCORPORATED (Registrant)

By: /s/ Keh-Shew Lu	February 19, 2018
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Richard D. White	February 19, 2018
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2018.

/s/ Keh-Shew Lu
KEH-SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard D. White
RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

/s/ Raymond Soong	/s/ C.H. Chen
RAYMOND SOONG	C.H. CHEN
Chairman of the Board of Directors	Director

/s/ Michael R. Giordano	/s/ Christina Wen-Chi Sung
MICHAEL R. GIORDANO	CHRISTINA WEN-CHI SUNG
Director	Director

/s/ Keh-Shew Lu	/s/ John M. Stich
KEH-SHEW LU	JOHN M. STICH
Director	Director

/s/ Michael K.C. Tsai
MICHAEL K.C. TSAI
Director