Form 10-Q
period 2018-03-31
DIODES INC /DEL/
filed 2018-05-08
CIK 29002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s Common Stock outstanding as of May 4, 2018 was 49,590,347.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$182,411	$203,820
Short-term investments	3,851	4,558
Accounts receivable, net of allowances of $4,039 and $4,480 at March 31, 2018 and December 31, 2017, respectively	174,141	200,112
Inventories	236,501	216,506
Prepaid expenses and other	37,415	37,328
Total current assets	634,319	662,324
Property, plant and equipment, net	469,654	459,169
Deferred income tax	41,157	40,580
Goodwill	135,994	134,187
Intangible assets, net	151,810	156,445
Other	38,428	35,968
Total assets	$1,471,362	$1,488,673

Liabilities
Current liabilities:
Line of credit	$4,466	$1,008
Accounts payable	106,973	108,001
Accrued liabilities and other	86,027	99,301
Income tax payable	21,041	18,216
Current portion of long-term debt	21,876	20,636
Total current liabilities	240,383	247,162
Long-term debt, net of current portion	199,924	247,492
Deferred tax liabilities	26,321	25,176
Other long-term liabilities	94,925	94,925
Total liabilities	561,553	614,755

Commitments and contingencies (See Note 8)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 49,571,038 and 49,130,090, issued and outstanding at March 31, 2018 and December 31, 2017, respectively	34,021	33,727
Additional paid-in capital	385,928	386,338
Retained earnings	551,213	532,687
Treasury stock, at cost, 1,457,206 shares held at March 31, 2018 and December 31, 2017	(37,768)	(37,768)
Accumulated other comprehensive loss	(64,841)	(83,480)
Total stockholders' equity	868,553	831,504
Noncontrolling interest	41,256	42,414
Total equity	909,809	873,918
Total liabilities and stockholders' equity	$1,471,362	$1,488,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$274,512	$236,303
Cost of goods sold	175,917	162,392
Gross profit	98,595	73,911

Operating expenses
Selling, general and administrative	47,150	39,690
Research and development	20,200	18,040
Amortization of acquisition related intangible assets	4,767	4,758
Restructuring	(320)	2,231
Other operating income	(142)	(165)
Total operating expenses	71,655	64,554

Income from operations	26,940	9,357

Other income (expense)
Interest income	514	295
Interest expense	(2,757)	(3,485)
Foreign currency loss, net	(3,029)	(3,794)
Other income (expense)	4,635	(271)
Total other income (expense)	(637)	(7,255)

Income before income taxes and noncontrolling interest	26,303	2,102
Income tax provision	7,783	560
Net income	18,520	1,542
Less net loss (income) attributable to noncontrolling interest	6	(325)
Net income attributable to common stockholders	$18,526	$1,217

Earnings per share attributable to common stockholders:
Basic	$0.38	$0.03
Diluted	$0.37	$0.02
Number of shares used in earnings per share computation:
Basic	49,337	48,316
Diluted	50,622	49,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$18,520	$1,542
Unrealized gain on defined benefit plan, net of tax	435	856
Unrealized gain on interest rate swap, net of tax	2,348	527
Unrealized foreign currency gain, net of tax	15,855	9,442
Comprehensive income	37,158	12,367
Less: Comprehensive income attributable to noncontrolling interest	6	(325)
Total comprehensive income attributable to common stockholders	$37,164	$12,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities	$53,959	$45,626

Cash flows from investing activities
Purchases of property, plant and equipment	(31,636)	(19,106)
Proceeds from sales of property, plant and equipment	208	211
Purchases of short-term investments	(237)	(6,787)
Proceeds from maturity of short-term investments	1,027	4,588
Other	1,203	(155)
Net cash and cash equivalents used in investing activities	(29,435)	(21,249)

Cash flows from financing activities
Advances on lines of credit and short-term debt	3,414	-
Taxes paid related to net share settlement	(7,264)	-
Debt issuance costs	-	(67)
Proceeds from long-term debt	91,000	7,500
Repayments of long-term debt	(137,482)	(18,701)
Net proceeds from issuance of common stock	866	2,166
Repayment of capital lease obligation	(603)	(1,238)
Dividend distribution to noncontrolling interest	(151)	-
Other	378	-
Net cash and cash equivalents used in financing activities	(49,842)	(10,340)

Effect of exchange rate changes on cash and cash equivalents	3,971	2,472
Change in cash and cash equivalents, including restricted cash	(21,347)	16,509
Cash and cash equivalents, beginning of period, including restricted cash	205,202	249,712
Cash and cash equivalents, end of period, including restricted cash	$183,855	$266,221

Supplemental Cash Flow Information
Interest	$2,790	$2,626
Taxes	$4,139	$7,619

Non-cash financing activities:
Decrease in accounts payable related to the purchase of property, plant and equipment	$6,917	$7
(Increase) decrease dividend accrued for noncontrolling interest	$(1,000)	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements

Nature of Operations

Diodes Incorporated, together with its subsidiaries (collectively, the “Company,” “we” or “our”) (Nasdaq: DIOD), is a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. We serve the consumer electronics, computing, communications, industrial, and automotive markets. Our products include diodes, rectifiers, transistors, MOSFETs, protection devices, function-specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Our corporate headquarters and Americas’ sales office are located in Plano, Texas and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City and Zhubei City, Taiwan; Manchester, England; and Neuhaus, Germany. Our wafer fabrication facilities are located in Manchester and in Shanghai, China. We have assembly and test facilities located in Shanghai, Jinan, Chengdu, and Yangzhou, China, as well as in Hong Kong, Neuhaus and Taipei. Additional engineering, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Manchester; Shanghai; Shenzhen, China; Seongnam-si, South Korea; and Munich, Germany, with support offices throughout the world.

Basis of Presentation

The condensed consolidated financial data at December 31, 2017 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2018 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2018.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact on the Company’s financial statements:

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) - On January 1, 2018, we adopted the comprehensive new revenue recognition standard issued by the FASB.  This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard sets forth a five-step revenue recognition model which replaces the previous revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance.  The adoption of this standard did not have a material impact on our condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the three months ended March 31, 2018. See Note 7 for our expanded revenue disclosures required by the new standard.

ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) - In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its consolidated financial statements and has not elected early adoption as of the period ended March 31, 2018.  During the second quarter of 2017 we engaged outside accounting consultants to assist us in the implementation of this new standard.

ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments – In November 2016, the FASB issued guidance on the presentation of restricted cash which requires that on the statement of cash flows, amounts generally described as restricted cash or restricted cash equivalents should be included within the beginning and ending balances of cash and cash equivalents. We adopted this guidance in the first quarter of 2018 on a retrospective basis. As a result, restricted cash amounts that have historically been included in prepaid expenses on our consolidated balance sheets are now included with cash and cash equivalents on the consolidated statements of cash flows. As of March 31, 2018 and December 31, 2017 we had restricted cash of $1.4 million. Restricted cash is pledged as collateral when we enter into agreements with banks for certain banking facilities.

NOTE 2 – Earnings per Share

Earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted EPS is calculated similarly but includes potential dilution from the exercise of stock options and stock awards, except when the effect would be anti-dilutive.

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended
	March 31,
	2018	2017
Earnings (numerator)
Net income attributable to common stockholders	$18,526	$1,217

Shares (denominator)
Weighted average common shares outstanding (basic)	49,337	48,316
Dilutive effect of stock options and stock awards outstanding	1,285	1,347
Adjusted weighted average common shares outstanding (diluted)	50,622	49,663

Earnings per share attributable to common stockholders
Basic	$0.38	$0.03
Diluted	$0.37	$0.02

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	6	768

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or market value:

	March 31, 2018	December 31, 2017
Finished goods	$91,835	$81,194
Work-in-progress	54,619	52,578
Raw materials	90,047	82,734
Total	$236,501	$216,506

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2017	$134,187
Foreign currency translation adjustment	1,807
Balance at March 31, 2018	$135,994

The table below sets forth the value of intangible assets, other than goodwill:

	March 31,	December 31,
	2018	2017
Intangible assets subject to amortization:
Gross carrying amount	$236,667	$234,533
Accumulated amortization	(92,827)	(88,059)
Foreign currency translation adjustment	(8,195)	(8,249)
Total	135,645	138,225
Intangible assets with indefinite lives:
Gross carrying amount	17,083	19,217
Foreign currency translation adjustment	(918)	(997)
Total	16,165	18,220
Total intangible assets, net	$151,810	$156,445

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2018	2017
Three months ended March 31	$4,767	$4,758

NOTE 5 – Income Tax Provision

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, provided an exemption from U.S. federal tax for dividends received from foreign subsidiaries, and created new taxes on certain foreign sourced earnings.  As of the completion of these financial statements and related disclosures, we have not completed our accounting for the tax effects of the Tax Act on our 2017 tax year.  We have not made any adjustments to the provisional tax expense of $45.9 million we recorded in the fourth quarter of 2017 to account for the tax effects of the Tax Act.  The Company expects to finalize the accounting for the effects of the Tax Act on the 2017 tax year no later than the fourth quarter of 2018, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118.  Future adjustments made to the provisional effects will be reported as a component of income tax expense from continuing operations in the reporting period in which any such adjustments are determined.

We incorporated the effects of the Tax Act into our 28.7% estimated annual effective tax rate for 2018.  As shown below, the actual 29.6% effective tax rate for the quarter ended March 31, 2018, varies from the estimated annual tax rate due to discrete items related to stock-based compensation activity during the quarter (accounted for under ASU 2016-09) and the tax rate change from 17% to 20% in Taiwan, which became effective January 1, 2018.

The table below sets forth information related to our income tax expense:

	Three Months Ended
	March 31,
	2018	2017
Domestic pre-tax loss	$(9,372)	$(13,211)
Foreign pre-tax income	$35,675	$15,313
Income tax provision	$7,783	$560
Effective tax rate	29.6%	26.6%
Impact of tax holidays on tax expense	$(812)	$(963)
Earnings per share impact of tax holidays:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

              The increase in the effective tax rate for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017, is primarily attributable to the “GILTI” tax, which is a new tax on global intangible low-taxed income of non-U.S. subsidiaries that was created by the Tax Act and to which the Company is subject effective January 1, 2018.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2008, or for the 2010 and 2011 tax years.  We are no longer subject to China income tax examinations by tax authorities for tax years before 2007. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2012. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of March 31, 2018, the gross amount of unrecognized tax benefits was approximately $31.3 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded

	Three Months Ended
	March 31,
	2018	2017
Cost of goods sold	$90	$158
Selling, general and administrative	5,454	3,304
Research and development	736	669
Total share-based compensation expense	$6,280	$4,131

The table below sets forth share-based compensation expense by type:

	Three Months Ended
	March 31,
	2018	2017
Stock options	$191	$298
Share grants	6,089	3,833
Total share-based compensation expense	$6,280	$4,131

Stock Options. Approximately $0.9 million in cash proceeds was received from stock option exercises during the three months ended March 31, 2018.

As of March 31, 2018, total unrecognized share-based compensation expense related to unvested stock options was approximately $0.1 million, before income taxes, and is expected to be recognized over a weighted average period of less than 1 year.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.   We also have share grants that are performance based that vest upon achievement of certain performance criteria.  Our Chief Executive Officer had a grant of 600,000 performance-based stock units that vested upon the Company reaching $1.0 billion in revenue.  Based on the Company reaching approximately $1.1 billion in revenue in 2017, our Chief Executive Officer’s grant of 600,000 performance-based stock units were released to the Chief Executive Officer, upon filing of the Company’s Annual Report on Form 10-K, in February 2018.  The expense related to the 600,000 performance-based units was all recognized in previous periods. During the three months ended March 31, 2018, we issued 292,800 stock awards.  This was primarily made up of the annual grant for officers and directors.

As of March 31, 2018, total unrecognized share-based compensation expense related to share grants was approximately $16.0 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.3 years.

Stock Modification. During the three months ended March 31, 2018 we modified previously granted stock option and stock awards for two corporate officers who retired.  The result of the modification was the acceleration of the vesting of 7,500 stock options and 79,720 stock awards for the corporate officers.  The incremental expense recorded for this modification was approximately $1.8 million, which was expensed in SG&A in the three months ended March 31, 2018.

NOTE 7 – Segment Information and Revenue Reporting

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type. Our primary operations include operations in Asia, North America and Europe. During the three months ended March 31, 2018, one customer accounted for 10.3% or $28.4 million of our revenue.  This customer did not account for 10% or greater of our revenue for the three months ended March 31, 2017 or 10% or greater of our outstanding accounts receivable at March 31, 2018.

The tables below set forth net sales based on the location of the subsidiary producing the net sale.

Three Months Ended
March 31, 2018	Asia	North America	Europe	Consolidated
Total sales	$244,530	$26,836	$49,998	$321,364
Intercompany elimination	(31,827)	(1,145)	(13,880)	(46,852)
Net sales	$212,703	$25,691	$36,118	$274,512

Three Months Ended
March 31, 2017	Asia	North America	Europe	Consolidated
Total sales	$218,343	$42,879	$41,018	$302,240
Intercompany elimination	(33,339)	(17,540)	(15,058)	(65,937)
Net sales	$185,004	$25,339	$25,960	$236,303

Changes in Accounting Policies. Effective January 1, 2018, we adopted a comprehensive new revenue recognition standard. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. We adopted the standard using a modified retrospective method. There was no change in our revenue reported for the three months ended March 31, 2017. The adoption of this standard did not have a material impact on our condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the three months ended March 31, 2018.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account under ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Generally speaking, our performance obligations represent a promise to transfer various semiconductor products, and have the same pattern of revenue recognition. Our performance obligations are satisfied at either a point in time, or over time as work progresses. The vast majority of our revenue from products and services is accounted for at a point in time. Substantially all of our revenue in direct and Distributor sales is recognized at a point in time. Further, the payment terms on our sales are based on negotiations with our customers.

Customers can order different types of semiconductors in a single contract (purchase order), and each line on a purchase order represents a separate performance obligation. Depending on the terms of an arrangement, we may also be responsible for shipping and handling activities. In accordance with ASC 606-10-25-18B, we have elected to account for shipping and handling as activities to fulfill our promise to transfer the good(s). As such, shipping and handling activities do not represent a separate performance obligation, and are accrued as a fulfillment cost. Further, although we offer warranties on our products, our warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations; therefore, the primary performance obligation in the majority of our contracts is the delivery of a specific good through the purchase order submitted by our customer.

We record allowances/reserves for a number of items.  The following items are the largest dollar items for which we record allowances/reserves with ship and debit making up the vast majority: (i) ship and debit, which arise when we issue credit to certain distributors upon their shipments to their end customers; (ii) stock rotation, which are contractual obligations that permit certain distributors, up to four times a year, to return a portion of their inventory based on historical shipments to them in exchange for an equal and offsetting order; and (iii) price protection, which arise when market conditions cause average selling prices to decrease and we issue credit to certain distributors on their inventory. Ship and debit reserves are recorded as a reduction to net sales with a corresponding reduction to accounts receivable. Stock rotation reserves are recorded as a reduction to net sales. Price protection reserves are recorded as a reduction to net sales with a corresponding increase in accrued liabilities.

We also assess our customer’s ability and intention to pay, which is based on a variety of factors including our customer’s historical payment experience, their financial condition and the condition of the global economy and financial markets. Payment terms and conditions typically vary depending on negotiations with the customer.

Disaggregation of Revenue. We disaggregate revenue from contracts with customers into direct sales and distribution sales (“Distributors”) and by geographic area. Direct sales customers consist of those customers using our product in their manufacturing process, and Distributors are those customers who resell our products to third parties. We sell our products to customers in multiple areas of the world including Asia, Europe, and North America. Across these regions, we sell products to end users in a variety of markets such as consumer electronics, computing, communications, industrial and automotive. Further, most of our contracts are fixed-price arrangements, and are short term in nature, ranging from days to several months.

The tables below set forth the amount of net sales by type, direct sales or Distributor and the location of the customer based on the location to where the products were shipped for the three months ended March 31, 2018 and 2017:

	Net Sales for the Three Months Ended March 31,
	Direct Sales		Distributor
	2018	2017	2018	2017
China	$49,325	$53,334	$98,866	$76,192
U.S.	3,685	4,057	21,100	17,142
Korea	4,077	4,332	8,885	13,227
Germany	3,105	2,736	21,605	14,687
Singapore	288	114	15,830	10,728
Taiwan	856	2,813	19,193	13,334
All others (1)	15,320	14,729	12,377	8,878
Total	$76,656	$82,115	$197,856	$154,188

	Percent of Net Sales by Type for the Three Months Ended March 31,
	Direct Sales		Distributor
	2018	2017	2018	2017
China	64%	65%	50%	49%
U.S.	5%	5%	11%	11%
Korea	5%	5%	4%	9%
Germany	4%	3%	11%	10%
Singapore	-	-	8%	7%
Taiwan	1%	3%	10%	9%
All others (1)	21%	19%	6%	5%
Total	100%	100%	100%	100%

	Total Net Sales for the Three Months Ended March 31,
	Dollar		Percent of Net Sales
	2018	2017	2018	2017
China	$148,191	$129,526	54%	55%
U.S.	24,785	21,199	9%	9%
Korea	12,962	17,559	5%	7%
Germany	24,710	17,423	9%	7%
Singapore	16,118	10,842	6%	5%
Taiwan	20,049	16,147	7%	7%
All others (1)	27,697	23,607	10%	10%
Total	$274,512	$236,303	100%	100%
(1)	Represents countries with less than 3% of the total net sales each.

Contract Balances.  The timing of revenue recognition, billings, and cash collections can result in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. However, billing generally occurs at or near the same time as revenue recognition, resulting in limited activity related to contract assets and liabilities. Contract asset and liability balances for the periods ended March 31, 2018, and December 31, 2017 were immaterial to our condensed consolidated financial statements.

Other Practical Expedients Elected. The Company decided to make use of the following practical expedients available under ASC 606:

•

Sales tax excluded from the transaction price - The FASB decided to provide in ASU 2016-12 a practical expedient that permits entities to exclude from the transaction price all sales taxes that are assessed by a governmental authority and that are “imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (for example, sales, use, value added, and some excise taxes);

•

Incremental contract costs - Expense the incremental costs of obtaining a contract when if occurred the amortization period of the asset that the entity otherwise would have recognized is one year or less; and

•

Portfolio approach - This guidance specifies the accounting for an individual contract with a customer. However, as a practical expedient, an entity may apply this guidance to a portfolio of contracts (or performance obligations) with similar characteristics if the entity reasonably expects that the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio.

NOTE 8 – Commitments and Contingencies

Purchase commitments – As of March  31, 2018, we had approximately $28.9 million in non-cancelable purchase contracts related to capital expenditures, primarily related to our manufacturing facilities in Asia.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom.  As of March 31, 2018, the unfunded liability for this defined benefit plan was approximately $34.0 million.  We are obligated to make annual contributions, each year through December 2029, of approximately GBP 2 million (approximately $2.8 million based on a

GBP:USD exchange rate of 1.4:1).  The trustees are required to review the funding position every three years, and the most recent review was carried out as of April 5, 2016. The outcome of a review can result in a change in the amount of the payment.

Contingencies – From time to time, we are involved in various legal proceedings that arise in the normal course of business. While we intend to defend any lawsuit vigorously, we presently believe that the ultimate outcome of any current pending legal proceeding will not have any material adverse effect on our financial position, cash flows or operating results. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages, which could impact on our business and operating results for the period in which the ruling occurs or future periods.  Based on information available, we evaluate the likelihood of potential outcomes of all pending disputes. We record an appropriate liability when the amount of any liability associated with a pending dispute is deemed probable and reasonably estimable. In addition, we do not accrue for estimated legal fees and other directly related costs as they are expensed as incurred.  The Company is not currently a party to any pending litigation that the Company considers material.

Note 9 – Derivative Financial Instruments

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At March 31, 2018, we had outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC 815.  There is no fair value of our foreign exchange hedges and therefore they are not recorded in our condensed consolidated balance sheets.

The table below sets forth outstanding foreign currency forward contracts at March 31, 2018 and December 31, 2017:

Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Fx Rate	Balance Sheet Hedge Designation
$229	March 2018	April 2018	CNY/JPY	16.8277	Non-designated
20,267	March 2018	April 2018	EUR/USD	1.2348	Non-designated
10,685	March 2018	April 2018	GBP/USD	1.4047	Non-designated
59,061	March 2018	April 2018	USD/CNY	6.2862	Non-designated
2,476	March 2018	April 2018	USD/JPY	105.933	Non-designated
53,763	March 2018	April 2018	USD/TWD	29.001	Non-designated

Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Fx Rate	Balance Sheet Hedge Designation
$2,494	December 2017	January 2018	EUR/GBP	1.2009	Non-designated
10,514	December 2017	January 2018	EUR/USD	1.2009	Non-designated
10,612	December 2017	January 2018	GBP/USD	1.3541	Non-designated
31,834	December 2017	January 2018	USD/CNY	6.5343	Non-designated
1,594	December 2017	January 2018	USD/JPY	112.35	Non-designated
30,594	December 2017	January 2018	USD/TWD	29.406	Non-designated

* EUR = Euro
GBP = British Pound Sterling
USD = United States Dollar
CNY = Chinese Yuan Renminbi
JPY = Japan Yen
TWD = Taiwan dollar

Hedges of Interest Rate Risk - The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps, including interest rate collars, as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The table below sets forth information related to the number of and the notional amount of our interest rate related derivative instruments:

	Number of Instruments		Notional Amount
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Interest rate swaps and collars	14	6	$220,000	$150,000

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on our condensed consolidated balance sheets:

	Fair Value
	Other Current Assets		Other Assets
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Interest rate swaps and collars	$1,128	$486	$5,104	$3,398

The tables below sets forth the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three months ended:

Derivatives Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income
	March 31, 2018	March 31, 2017		March 31, 2018	March 31, 2017
Interest rate swaps and collars	$2,404	$783	Interest expense	$52	$(255)

We estimate that $1.1 million of net derivative gains included in accumulated other comprehensive income (“AOCI”) as of March 31, 2018 will be reclassified into earnings within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during three months ended March, 31, 2018 or 2017.

Derivatives Not Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in Net Income		Location of Gain or (Loss) Recognized in Net Income
	March 31, 2018	March 31, 2017
Foreign currency forward contracts	$1,394	$-	Foreign currency (loss) gain, net

At March 31, 2018 and December 31, 2017, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustments for nonperformance risk, related to these agreements was $6.2 million and $3.9 million, respectively.  As of March 31, 2018 and December 31, 2017, the Company had not posted any collateral related to these agreements.

NOTE 10 – Employee Benefit Plans

Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At March 31, 2018 and December 31, 2017, these investments totaled approximately $9.2 million and $8.8 million, respectively. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE 11 – Related Parties

We conduct business with a related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 16% of our outstanding Common Stock as of March 31, 2018, and is a member of the Lite-On Group of companies. Raymond Soong, the Chairman of our Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of our Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. L.P. Hsu, a former member of our Board of Directors serves as a consultant to LTC, and is a supervisor of the board of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.   We sell products to, and purchase inventory from Keylink. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts paid to Keylink for the three months ended March 31, 2018 and 2017 were approximately $4.5 million and $3.4 million, respectively.  In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% joint venture partner in one of our Chengdu assembly and test facilities and is our 5% joint venture partner in our other Chengdu assembly and test facility; however, we have no material transactions with Ya Guang. We also purchase materials from Jiyuan Crystal Photoelectric Frequency Technology Ltd. (“JCP”) an FCP manufacturing company in which we have made an equity investment and account for using the equity method of accounting.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales to and purchases from related parties:

	Three Months Ended
	March 31,
	2018	2017
LSC
Net sales	$258	$231
Purchases	$6,468	$6,019

Nuvoton
Purchases	$3,054	$2,909

Keylink
Net sales	$1,821	$1,822
Purchases	$858	$1,078

JCP
Purchases	$190	$201

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	March 31,	December 31,
	2018	2017
LSC
Accounts receivable	$259	$342
Accounts payable	$4,558	$3,308
Keylink
Accounts receivable	$3,463	$4,089
Accounts payable	$4,978	$5,016
Nuvoton
Accounts payable	$1,793	$1,121
JCP
Accounts payable	$247	$317

NOTE 12 – Restructuring Costs

In February 2017, the Company announced its plan to transfer its wafer fabrication operation located in Lee’s Summit, MO.  (“KFAB”) to other Company-owned wafer fabrication plants and external foundries. The Company ceased production operations at KFAB late in third quarter 2017 and vacated the premises in November 2017. Employees were provided retention and standard severance packages.  During the quarter ended March 2017, the Company received $6.0 million of insurance proceeds as a result of the fires sustained at the KFAB facility during 2016 of which $4.2 million is recorded in Cost of Goods Sold and $1.8 million is recorded in Other Income.  During the quarter ended March 31, 2018, the Company received $2.9 million of insurance proceeds as a result of the aforementioned fire.  This $2.9 million is recorded in other income.

The table below sets forth the restructuring costs, recorded in restructuring expense in the condensed consolidated statements of operations, incurred during the three months ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Early supply contract termination	$-	$2,231
Cost of equipment relocation	(306)	-
Retention costs	(14)	-
	$(320)	$2,231

In connection with the KFAB closure, during the three months ended March 31, 2017, the Company also recorded separation costs of $0.5 million in cost of goods sold, $0.09 million in selling, general and administrative expense and $0.02 million in research and development expense.

The table below sets forth the costs accrued and paid related to the KFAB restructuring:

	Retention Costs	Equipment Relocation	Total
Beginning balance, January 1, 2018	$659	$645	$1,304
Costs accrued	(14)	-	(14)
Restructuring costs paid	(645)	(645)	(1,290)
Balance at March 31, 2018	$-	$-	$-

 This asset retirement obligation is for the estimated amounts to be paid to contractors to remediate the KFAB facility upon vacating the property.   The table below sets forth the asset retirement obligation related to the KFAB restructuring:

Asset retirement obligation, January 1, 2018	$389
Reversal of accrual	(389)
Asset retirement obligation, March 31, 2018	$-

In connection with the asset retirement obligation as of March 31, 2018, the offsetting asset has been fully amortized.

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

This management’s discussion should be read in conjunction with the management’s discussion included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Form 10-K”), previously filed with Securities and Exchange Commission (“SEC”) on February 20, 2018.

Factors Relevant to Our Results of Operations for the Three Months Ended March 31, 2018

•

During the first quarter of 2018, revenue was $274.5 million, an increase of 16.2% from the $236.3 million in the first quarter of 2017 and an increase of 2.3% from the $268.4 million in the fourth quarter of 2017;

•	Gross profit was a record high of $98.6 million, compared to $73.9 million of gross profit in the first quarter of 2017 and $96.4 million in the fourth quarter of 2017;

•	Gross profit margin was 35.9%, compared to gross profit margin of 31.3% in the first quarter of 2017 and 35.9% in the fourth quarter of 2017;

•

Net income was $18.5 million, or $0.37 per diluted share, compared to net income of $1.2 million, or $0.02 per diluted share, in the first quarter of 2017 and a net loss of  ($30.7) million, or ($0.62) per diluted share, in the fourth quarter 2017;

•	Cash flow from operations was $54.0 million. Net cash flow was negative $21.3 million, which includes the pay down of $46.5 million of long-term debt;

•

We had strong growth in the consumer, automotive and industrial markets, contributing to revenue in Europe reaching record levels.  Since implementing our automotive strategy in 2013, we have achieved  a compound annual growth rate of 27%, reflecting our expanded customer base, increasing pipeline of design wins and growing content across multiple applications;

•	Our automotive market reached 9% of net sales, compared to 7% in the first quarter of 2017 and 8% in the fourth quarter of 2017; and,

•	Looking ahead to the second quarter of 2018, we expect to extend our growth momentum with continued strength across our target geographies and end markets.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table sets forth the percentage that certain items in the statements of operations bear to net sales.

	Percent of Net Sales
	Three Months Ended March 31,
	2018	2017
Net sales	100%	100%
Cost of goods sold	(64)	(69)
Gross profit	36	31
Total operating expenses	26	27
Income from operations	10	4
Total other expense	-	(3)
Income before income taxes and noncontrolling interest	10	1
Income tax provision	(3)	-
Net income	7	1
Net income attributable to common stockholders	7	1

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report (in thousands).

	Three Months Ended
	March 31,
	2018	2017	Increase/(Decrease)	% Change
Net sales	$274,512	$236,303	$38,209	16.2%
Cost of goods sold	175,917	162,392	13,525	8.3%
Gross profit	98,595	73,911	24,684	33.4%
Total operating expenses	71,655	64,554	7,101	11.0%
Interest income	514	295	219	74.2%
Interest expense	(2,757)	(3,485)	(728)	(20.9%)
Foreign currency loss, net	(3,029)	(3,794)	(765)	(20.2%)
Other income (expense)	4,635	(271)	4,906	(1810.3%)
Income tax provision	7,783	560	7,223	1289.8%

Net sales increased approximately $38.2 million for the three months ended March 31, 2018, compared to the same period last year, due to strong growth in the consumer, automotive and industrial markets, complimented by net sales from Europe reaching record levels. Our revenue in the automotive market reached 9% of net sales.

Cost of goods sold increased approximately $13.5 million for the three months ended March 31, 2018, compared to the same period last year.  As a percent of sales, cost of goods sold was 64% for the three months ended March 31, 2018 compared to 69% for the same period last year. Average unit cost increased approximately 12% for the three months ended March 31, 2018, compared to the same period last year. For the three months ended March 31, 2018, gross profit increased approximately 33.4% when compared to the same period last year. Gross profit margin for the three month periods ended March 31, 2018 and 2017 was 35.9% and 31.3%, respectively.  The increase in gross profit margin was related to favorable product mix, increased contribution from the Pericom products as well improved capacity utilization.

Operating expenses for the three months ended March 31, 2018 increased approximately $7.1 million, or 11.0%, compared to the same period last year. Selling, general and administrative expenses (“SG&A”) increased approximately $7.5 million and research and development expenses (“R&D”) increased approximately $2.2 million.  The increase in SG&A was partially driven by $2.6 million of expenses related to officer retirements. Amortization of acquisition related intangibles was relatively flat. SG&A, as a percentage of sales, was 17.2% and 16.8% for the three months ended March 31, 2018 and 2017, respectively. R&D, as a percentage of sales, was 7.4% and 7.6% for the three months ended March 31, 2018 and 2017, respectively.

Interest income increased $0.2 million for the three month ended March 31, 2018 compared to the same period last year, due to higher amounts of cash invested on a short-term basis.  The decrease in interest expense for the three months ended March 31, 2018 was due to lower levels of debt partially offset by higher interest rates on the floating rate portion of the borrowings to effect the Pericom acquisition.  Expense related to foreign currency changes decreased $0.8 million reflecting currency hedges partially offset by losses due to stronger European and Great Britain currencies and the Taiwan dollar, when compared to the U.S. dollar.

We recognized an income tax expense of approximately $7.8 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. The increase in income taxes for 2018 compared to 2017 is attributable to the increase in pretax net income.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. banking credit facility (the “U.S. Credit Facility”) under which we may draw up to $250 million on a revolving basis, in addition to a $250 million term loan included in the U.S. Credit Facility.  The U.S. Credit Facility matures October 26, 2021.  The term loan portion of the U.S. Credit Facility is repayable in part through quarterly installments that increase over time from $4.7 million in the first three quarters of 2018, of the U.S. Credit Facility to $9.4 million per quarter in the final year of the U.S. Credit Facility. We may from time to time request increases in the aggregate commitments under the U.S. Credit Facility of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the revolving portion of the U.S. Credit Facility.  The U.S. Credit Facility bears interest at LIBOR or similar indices plus a specified margin based on our consolidated leverage ratio.  The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  At March 31, 2018, we owed $223.6 million under the U.S. Credit Facility, $83.5 million of which was drawn under the revolving portion and $140.1 million of which was outstanding under the term loan.

In addition to our U.S. Credit Facility, we maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $91.9 million in outstanding loans as of March 31, 2018. As of March 31, 2018, in addition to the U.S. Credit Facility, our Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $86.7 million, with several financial institutions. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand.  Our foreign credit lines include two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At March 31, 2018, $4.5 million was outstanding on these credit lines.

Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At March 31, 2018 and December 31, 2017, our working capital was $393.9 million and $415.2 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the three months ended March 31, 2018 and 2017 were $24.7 million and $19.1 million, respectively.  For the first three months of 2018 capital expenditures were approximately 9.0% of our net sales, which is at the high end of our capital spending target range of 5% to 9% of net sales.  This increase in capital expenditures was to put capacity in place for the expected strong revenue growth in the remainder of 2018.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European subsidiaries.  As of March 31, 2018, our foreign subsidiaries held approximately $179.5 million of cash, cash equivalents and investments of which approximately $95.3 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held.  Of this total, $77.7 million is held in China.

As of March 31, 2018, we had short-term investments totaling $3.9 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

Share Repurchase Program

During 2015, our Board of Directors (“Board”) approved a stock repurchase program.  The Board authorized the repurchase of up to an aggregate of $100.0 million of our outstanding Common Stock.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board.  Currently there is approximately $62.3 million available for repurchase of outstanding Common Stock under this publicly announced repurchase program.  No shares were repurchased during the three months ended March 31, 2018.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents decreased from $203.8 million at December 31, 2017 to $182.4 million at March 31, 2018.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2018	2017	Change
Cash flows from operating activities	$53,959	$45,626	$8,333
Net cash and cash equivalents used in investing activities	(29,435)	(21,249)	(8,186)
Net cash and cash equivalents used in financing activities	(49,842)	(10,340)	(39,502)
Effect of exchange rate changes on cash and cash equivalents	3,971	2,472	1,499
Net increase (decrease) in cash and cash equivalents, including restricted cash	$(21,347)	$16,509	$(37,856)

Operating Activities

Cash flows from operating activities for the three months ended March 31, 2018 was $54.0 million.  Cash flows from operating activities resulted from net income of $18.5 million, depreciation and amortization of $25.2 million, share-based compensation of $6.3 million and an increase in noncash working capital accounts of $5.5 million. Cash flows from operating activities for the three months ended March 31, 2017 was $45.6 million.  Cash flows from operating activities resulted from net income of $1.5 million, depreciation and amortization of $23.4 million, share-based compensation of $4.1 million and an increase in noncash working capital accounts of $18.7 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $29.4 million for the three months ended March 31, 2018. Net cash and cash equivalents used in investing activities was primarily due to the purchase of property, plant and equipment of $31.6 million, partially offset by $1.0 million of proceeds received upon the maturity of short-term investments.  Net cash and cash equivalents used in investing activities was $20.4 million for the three months ended March 31, 2017, primarily due to the purchase of property, plant and equipment of $19.1 million, and purchases of short-term investments of $6.8 million, partially offset by net funds received from the sale and purchase of short-term investments of $4.6 million.

Financing Activities

Net cash and cash equivalents used in financing activities was $49.8 million for the three months ended March 31, 2018. Net cash and cash equivalents used in 2018 consisted primarily of repayments of long-term debt, net of $46.5 million, taxes paid on net share settlement of $7.3 million, partially offset by proceeds from short-term line of credit of $3.4 million. Net cash and cash equivalents used in financing activities was $10.3 million for the three months ended March 31, 2017.  Net cash and cash equivalents used in 2017 consisted primarily of repayments of long-term debt.

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

Contractual Obligations

There have been no material changes in any of our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 20, 2018.

Critical Accounting Policies

No material changes were made to the Company’s critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 20, 2018.

Recently Issued Accounting Pronouncements

See Note 1 - Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements of the Notes to Condensed Consolidated Financial Statements, for detailed information regarding the status of recently issued accounting pronouncements.

Available Information

Our Internet address is http://www.diodes.com.  Information included on, or accessible through, our website shall not be deemed to form a part of the Quarterly Report on Form 10-Q. We make available, free of charge through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Our website also provides access to investor financial information, including SEC filings and press releases, as well as stock quotes and information on corporate governance compliance.

Cautionary Statement for Purposes of the “Safe Harbor” Provision of the Private Securities Litigation Reform Act of 1995

Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under “Risks Factors” and elsewhere in this Quarterly Report on Form 10-Q, and in other reports we file with the SEC from time to time, that could cause actual results to differ materially from those anticipated by our management. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act.

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

For more detailed discussion of these factors, see the “Risk Factors” discussion in Item 1A of our most recent Annual Report on Form 10-K as filed with the SEC and in Part II, Item 1A of this report The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we undertake no obligation to update the forward-looking statements to reflect subsequent events or circumstances.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018.

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of our management, carried out an evaluation, as of March 31, 2018, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Changes in Controls over Financial Reporting

Beginning January 1, 2018, we adopted Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”). We implemented changes to our processes and the related control activities related to revenue recognition. Other than the adoption of ASC 606, there was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended March 31, 2018, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than the following, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 20, 2018.

Imposition of tariffs or other restrictions that may affect our operations in China may disrupt our production and/or sale activities in China and may have an adverse impact on our profitability and results of operations.

The U.S. government has recently proposed, among other actions, imposing new or higher tariffs on specified products imported from China in response to what it characterizes as unfair trade practices, and China has responded by proposing new or higher tariffs on specified products imported from the United States. It is not clear at this time what the ultimate outcome of this controversy will be, but given the importance of our Chinese operations and related sales, and existing and possible future restrictions with regard to transactions with Chinese entities, it is possible that our operation results and/or financial condition may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	Separation letter between the Company and Mark King dated January 11, 2018				X
10.2	Separation letter between the Company and Ed Tang date d January 18, 2018				X
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2**	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
*	Constitute management contracts, or compensatory plans or arrangements, which are required to be filed pursuant to Item 601 of Regulation S-K.
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

DIODES INCORPORATED
(Registrant)

May 8, 2018	By: /s/ Keh-Shew Lu
Date	KEH SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2018	By: /s/ Richard D. White
Date	RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial Officer)

May 8, 2018	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE Corporate Controller
(Principal Accounting Officer)