Form 10-Q
period 2018-06-30
DIODES INC /DEL/
filed 2018-08-07
CIK 29002

29.9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s Common Stock outstanding as of August 3, 2018 was 50,088,309.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$152,403	$203,820
Short-term investments	7,225	4,558
Accounts receivable, net of allowances of $3,687 and $4,480 at June 30, 2018 and December 31, 2017, respectively	199,949	200,112
Inventories	222,786	216,506
Prepaid expenses and other	36,177	37,328
Total current assets	618,540	662,324
Property, plant and equipment, net	460,237	459,169
Deferred income tax	39,811	40,580
Goodwill	132,829	134,187
Intangible assets, net	146,941	156,445
Other	38,414	35,968
Total assets	$1,436,772	$1,488,673

Liabilities
Current liabilities:
Line of credit	$4,268	$1,008
Accounts payable	104,575	108,001
Accrued liabilities and other	88,225	99,301
Income tax payable	16,920	18,216
Current portion of long-term debt	23,717	20,636
Total current liabilities	237,705	247,162
Long-term debt, net of current portion	162,121	247,492
Deferred tax liabilities	26,322	25,176
Other long-term liabilities	87,809	94,925
Total liabilities	513,957	614,755

Commitments and contingencies (See Note 8)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 49,846,164 and 49,130,090, issued and outstanding at June 30, 2018 and December 31, 2017, respectively	34,204	33,727
Additional paid-in capital	391,332	386,338
Retained earnings	576,280	532,687
Treasury stock, at cost, 1,457,206 shares held at June 30, 2018 and December 31, 2017	(37,768)	(37,768)
Accumulated other comprehensive loss	(81,633)	(83,480)
Total stockholders' equity	882,415	831,504
Noncontrolling interest	40,400	42,414
Total equity	922,815	873,918
Total liabilities and stockholders' equity	$1,436,772	$1,488,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$304,085	$264,224	$578,597	$500,527
Cost of goods sold	196,817	174,085	372,734	336,477
Gross profit	107,268	90,139	205,863	164,050

Operating expenses
Selling, general and administrative	42,153	39,697	89,303	79,387
Research and development	22,050	19,796	42,250	37,836
Amortization of acquisition related intangible assets	4,678	4,646	9,445	9,404
Restructuring	526	1,838	206	4,069
Other operating expense (income)	17	334	(125)	169
Total operating expense	69,424	66,311	141,079	130,865

Income from operations	37,844	23,828	64,784	33,185

Other income (expense)
Interest income	443	308	957	603
Interest expense	(2,544)	(3,447)	(5,301)	(6,932)
Foreign currency gain (loss), net	300	(1,628)	(2,729)	(5,422)
Other income	377	802	5,012	531
Total other expense	(1,424)	(3,965)	(2,061)	(11,220)

Income before income taxes and noncontrolling interest	36,420	19,863	62,723	21,965
Income tax provision	10,753	6,039	18,536	6,599
Net income	25,667	13,824	44,187	15,366
Less net income attributable to noncontrolling interest	(599)	(645)	(593)	(970)
Net income attributable to common stockholders	$25,068	$13,179	$43,594	$14,396

Earnings per share attributable to common stockholders:
Basic	$0.50	$0.27	$0.88	$0.30
Diluted	$0.49	$0.26	$0.86	$0.29
Number of shares used in earnings per share computation:
Basic	49,680	48,518	49,509	48,418
Diluted	50,792	49,944	50,727	49,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$25,667	$13,824	$44,187	$15,366
Unrealized gain (loss) on defined benefit plan, net of tax	7,266	(2,238)	7,701	(1,382)
Unrealized gain (loss) on interest rate swap, net of tax	927	(647)	3,275	(120)
Unrealized foreign currency (loss) gain, net of tax	(24,985)	7,725	(9,130)	17,167
Comprehensive income	8,875	18,664	46,033	31,031
Less: Comprehensive income attributable to noncontrolling interest	(599)	(645)	(593)	(970)
Total comprehensive income attributable to common stockholders	$8,276	$18,019	$45,440	$30,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities	$88,381	$65,437

Cash flows from investing activities
Purchases of property, plant and equipment	(52,990)	(43,883)
Purchases of short-term investments	(10,171)	(9,821)
Proceeds from maturity of short-term investments	7,289	24,108
Other	2,245	(554)
Net cash and cash equivalents used in investing activities	(53,627)	(30,150)

Cash flows from financing activities
Advances on lines of credit and short-term debt	3,414	392
Taxes paid related to net share settlement	(8,617)	(128)
Proceeds from long-term debt	189,656	7,500
Repayments of long-term debt	(272,170)	(34,404)
Net proceeds from issuance of common stock	3,009	6,666
Proceeds from and repayment of capital lease obligation	1,775	(378)
Dividend distribution to noncontrolling interest	(1,151)	(3,282)
Other	654	225
Net cash and cash equivalents used in financing activities	(83,430)	(23,409)

Effect of exchange rate changes on cash and cash equivalents	(2,753)	6,331
Change in cash and cash equivalents, including restricted cash	(51,429)	18,209
Cash and cash equivalents, beginning of period, including restricted cash	205,202	249,712
Cash and cash equivalents, end of period, including restricted cash	$153,773	$267,921

Supplemental Cash Flow Information
Interest	$5,334	$7,079
Taxes	$16,643	$20,036

Non-cash financing activities:
Decrease/(increase) in accounts payable related to the purchase of property, plant and equipment	$5,452	$(13,840)
Increase in dividend accrued for noncontrolling interest	$(1,427)	$(1,449)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

Six Months Ended
	June 30, 2018	June 30, 2017
Current assets:
Cash and cash equivalents	$ 152,403	$ 266,605
Restricted cash (included in other current assets)	1,370	1,316
Total cash, cash equivalents and restricted cash	$ 153,773	$ 267,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements

Nature of Operations

Diodes Incorporated, together with its subsidiaries (collectively, the “Company,” “we” or “our”) (Nasdaq: DIOD), is a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. We serve the consumer electronics, computing, communications, industrial, and automotive markets. Our products include diodes, rectifiers, transistors, MOSFETs, protection devices, function-specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Our corporate headquarters and Americas’ sales office are located in Plano, Texas and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City and Zhubei City, Taiwan; Manchester, England; and Neuhaus, Germany. Our wafer fabrication facilities are located in Manchester and in Shanghai, China. We have assembly and test facilities located in Shanghai, Jinan and Chengdu, China, as well as in Hong Kong, Neuhaus and Taipei. Additional engineering, research and development, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Manchester; Shanghai; Shenzhen, Yangzhou, China; Seongnam-si, South Korea; and Munich, Germany, with support offices throughout the world.

Basis of Presentation

The condensed consolidated financial data at December 31, 2017 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2018 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2018.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact on the Company’s financial statements:

Recently Adopted Standards

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) - On January 1, 2018, we adopted the comprehensive new revenue recognition standard issued by the FASB.  This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard sets forth a five-step revenue recognition model which replaces the previous revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance.  The adoption of this standard did not have a material impact on our condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the three or six months ended June 30, 2018. See Note 7 for our expanded revenue disclosures required by the new standard.

ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments – In November 2016, the FASB issued guidance on the presentation of restricted cash which requires that on the statement of cash flows, amounts generally described as restricted cash or restricted cash equivalents should be included within the beginning and ending balances of cash and cash equivalents. We adopted this guidance in the first quarter of 2018 on a retrospective basis. As a result, restricted cash amounts that have historically been included in prepaid expenses on our consolidated balance sheets are now included with cash and cash equivalents on the consolidated statements of cash flows. As of June 30, 2018 and December 31, 2017 we had restricted cash of approximately $1.4 million. Restricted cash is pledged as collateral when we enter into agreements with banks for certain banking facilities.

Standards Effective in Future Years

ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) - In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases and requires, among other things,  lessees to recognize a right-of-use asset and lease liability for most lease arrangements . The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The ASU will become effective for the Company for interim and annual reporting periods in fiscal years beginning after December 15, 2018.  The standard offers a number of practical expedients for transition and certain expedients specific to lessees or lessors.  Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard.  For transition, the Company will recognize all effects of transition in the beginning of the adoption reporting period on January 1, 2019.

The Company will continue its implementation work of ASU 2016-02 in 2018, including enhancements to the Company’s internal control framework, accounting systems and related documentation surrounding its lease accounting processes and the preparation of any additional disclosures that will be required.

ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2016-02”) - In July 2018 the FASB issued ASU 2018-10, to add clarity to certain areas within ASU 2016-02. The effective date and transition requirements will be the same as ASU 2016-02. The Company will evaluate and adopt this ASU in conjunction with ASU 2016-02.

ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”) - In July 2018, the FASB issued ASU 2018-11, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption (January 1, 2019) while continuing to present all prior periods under previous lease accounting guidance.   The Company will evaluate and adopt this ASU in conjunction with ASU 2016-02.

ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") - In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We are currently assessing the effect this guidance may have on our consolidated financial statements.

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

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Earnings (numerator)
Net income attributable to common stockholders	$25,068	$13,179	$43,594	$14,396

Shares (denominator)
Weighted average common shares outstanding (basic)	49,680	48,518	49,509	48,418
Dilutive effect of stock options and stock awards outstanding	1,112	1,426	1,218	1,389
Adjusted weighted average common shares outstanding (diluted)	50,792	49,944	50,727	49,807

Earnings per share attributable to common stockholders
Basic	$0.50	$0.27	$0.88	$0.30
Diluted	$0.49	$0.26	$0.86	$0.29

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	24	854	13	801

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or market value:

	June 30, 2018	December 31, 2017
Finished goods	$73,179	$81,194
Work-in-progress	55,475	52,578
Raw materials	94,132	82,734
Total	$222,786	$216,506

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2017	$134,187
Foreign currency translation adjustment	(1,358)
Balance at June 30, 2018	$132,829

The table below sets forth the value of intangible assets, other than goodwill:

	June 30,	December 31,
	2018	2017
Intangible assets subject to amortization:
Gross carrying amount	$238,867	$234,533
Accumulated amortization	(97,505)	(88,059)
Foreign currency translation adjustment	(8,254)	(8,249)
Total	133,108	138,225
Intangible assets with indefinite lives:
Gross carrying amount	14,883	19,217
Foreign currency translation adjustment	(1,050)	(997)
Total	13,833	18,220
Total intangible assets, net	$146,941	$156,445

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2018	2017
Three months ended June 30	$4,678	$4,646
Six months ended June 30,	$9,445	$9,404

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

We incorporated the effects of the Tax Act into our 29.9% estimated annual effective tax rate for 2018.  As shown below, the actual 29.5% effective tax rate for the quarter ended June 30, 2018, varies from the estimated annual tax rate due to discrete items related to stock-based compensation activity during the quarter (accounted for under ASU 2016-09).

The table below sets forth information related to our income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Domestic pre-tax income (loss)	$5,350	$(22,032)	$(4,022)	$(35,243)
Foreign pre-tax income	$31,070	$41,895	$66,745	$57,208
Income tax provision	$10,753	$6,039	$18,536	$6,599
Effective tax rate	29.5%	30.4%	29.6%	30.0%
Impact of tax holidays on tax expense	$70	$(857)	$(742)	$(1,820)
Earnings per share impact of tax holidays:
Basic	$-	$0.02	$0.01	$0.04
Diluted	$-	$0.02	$0.01	$0.04

              The decrease in the effective tax rate for the three and six months ended June 30, 2018 when compared to the three and six months ended June 30, 2017, is primarily attributable to a decrease due to differences in stock-based compensation activity during the comparable periods, offset by an increase due to the “GILTI” tax, which is a new tax on global intangible low-taxed income of non-U.S. subsidiaries that was created by the Tax Act and to which the Company is subject effective January 1, 2018.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2008, or for the 2010 and 2011 tax years.  We are no longer subject to China income tax examinations by tax authorities for tax years before 2007. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2012. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of June 30, 2018, the gross amount of unrecognized tax benefits was approximately $32.3 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of goods sold	$80	$153	$170	$311
Selling, general and administrative	4,031	3,993	9,484	7,297
Research and development	689	688	1,426	1,357
Total share-based compensation expense	$4,800	$4,834	$11,080	$8,965

The table below sets forth share-based compensation expense by type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	$84	$301	$275	$598
Share grants	4,716	4,533	10,805	8,367
Total share-based compensation expense	$4,800	$4,834	$11,080	$8,965

Stock Options. Approximately $3.0 million in cash proceeds was received from stock option exercises during the six months ended June 30, 2018.

As of June 30, 2018, there was no unrecognized share-based compensation expense related to unvested stock options.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.   We also have share grants that are performance based that vest upon achievement of certain performance criteria.  Our Chief Executive Officer had a grant of 600,000 performance-based stock units that vested upon the Company reaching $1.0 billion in revenue.  Based on the Company reaching approximately $1.1 billion in revenue in 2017, our Chief Executive Officer’s grant of 600,000 performance-based stock units were released to the Chief Executive Officer, upon filing of the Company’s Annual Report on Form 10-K, in February 2018.  The expense related to the 600,000 performance-based units was all recognized in previous periods. During the six months ended June 30, 2018, we issued 357,520 stock awards.  This was primarily made up of the annual grant for officers and directors.

As of June 30, 2018, total unrecognized share-based compensation expense related to share grants was approximately $15.1 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.3 years.

Stock Modification. During the six months ended June 30, 2018 we modified previously granted stock option and stock awards for two corporate officers who retired.  The result of the modification was the acceleration of the vesting of 7,500 stock options and 79,720 stock awards for the corporate officers.  The incremental expense recorded for this modification was approximately $1.8 million, which was expensed in SG&A in the six months ended June 30, 2018.

NOTE 7 – Segment Information and Revenue

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type. Our primary operations include operations in Asia, North America and Europe. During the three and six months ended June 30, 2018, one customer, a broad-based global distributor that sells to thousands of different end users, accounted for 10.9% and 10.7% or $33.3 million and $61.7 million, respectively, of our revenue.  For the three months ended June 30, 2017, the same customer accounted for 10.0% or $26.6 million of our revenue. The customer did not account for 10% or greater of our outstanding accounts receivable at June 30, 2018 or 2017.  No customers accounted for 10% or greater of our revenue for the six months ended June 30, 2017.

The tables below set forth net sales based on the location of the subsidiary producing the net sale.

Three Months Ended
June 30, 2018	Asia	North America	Europe	Consolidated
Total sales	$269,290	$38,392	$51,175	$358,857
Intercompany elimination	(33,813)	(6,358)	(14,601)	(54,772)
Net sales	$235,477	$32,034	$36,574	$304,085

Three Months Ended
June 30, 2017	Asia	North America	Europe	Consolidated
Total sales	$250,551	$47,873	$45,807	$344,231
Intercompany elimination	(41,149)	(22,946)	(15,912)	(80,007)
Net sales	$209,402	$24,927	$29,895	$264,224

As of and for the Six Months Ended
June 30, 2018	Asia	North America	Europe	Consolidated
Total sales	$513,820	$65,228	$101,173	$680,221
Intercompany elimination	(65,640)	(7,503)	(28,481)	(101,624)
Net sales	$448,180	$57,725	$72,692	$578,597

Property, plant and equipment, net	$410,207	$25,540	$24,490	$460,237
Total assets	$1,090,931	$155,395	$190,446	$1,436,772

As of and for the Six Months Ended
June 30, 2017	Asia	North America	Europe	Consolidated
Total sales	$468,894	$90,752	$86,825	$646,471
Intercompany elimination	(74,488)	(40,486)	(30,970)	(145,944)
Net sales	$394,406	$50,266	$55,855	$500,527

Property, plant and equipment, net	$350,297	$56,691	$20,080	$427,068
Total assets	$993,324	$378,736	$207,069	$1,579,129

Changes in Accounting Policies. Effective January 1, 2018, we adopted a comprehensive new revenue recognition standard. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. We adopted the standard using a modified retrospective method. There was no change in our revenue reported for the three and six months ended June 30, 2017. The adoption of this standard did not have a material impact on our condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the three or six months ended June 30, 2018.

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

The tables below set forth the amount of net sales by type, direct sales or Distributor and the location of the customer based on the location to where the products were shipped for the three and six months ended June 30, 2018 and 2017:

	Net Sales for the Three Months Ended June 30,
	Direct Sales		Distributor
	2018	2017	2018	2017
China	$54,747	$54,855	$111,818	$91,529
U.S.	4,772	4,404	26,431	19,372
Korea	3,474	4,626	10,028	11,179
Germany	2,820	2,434	20,826	16,597
Singapore	624	60	19,571	15,037
Taiwan	922	1,741	15,828	16,370
All others (1)	16,663	15,799	15,561	10,221
Total	$84,022	$83,919	$220,063	$180,305

	Percent of Net Sales by Type for the Three Months Ended June 30,
	Direct Sales		Distributor
	2018	2017	2018	2017
China	65%	65%	51%	51%
U.S.	6%	5%	12%	11%
Korea	4%	6%	5%	6%
Germany	3%	3%	9%	9%
Singapore	1%	-	9%	8%
Taiwan	1%	2%	7%	9%
All others (1)	20%	19%	7%	6%
Total	100%	100%	100%	100%

	Total Net Sales for the Three Months Ended June 30,
	Dollar		Percent of Net Sales
	2018	2017	2018	2017
China	$166,565	$146,386	55%	55%
U.S.	31,203	23,776	10%	9%
Korea	13,502	15,804	4%	6%
Germany	23,646	19,031	8%	7%
Singapore	20,195	15,097	7%	6%
Taiwan	16,750	18,110	6%	7%
All others (1)	32,224	26,020	10%	10%
Total	$304,085	$264,224	100%	100%

	Net Sales for the Six Months Ended June 30,
	Direct Sales		Distributor
	2018	2017	2018	2017
China	$104,072	$108,189	$210,684	$167,721
U.S.	8,457	8,461	47,531	36,514
Korea	7,551	8,958	18,913	24,406
Germany	5,925	5,170	42,431	31,284
Singapore	912	174	35,401	25,765
Taiwan	1,778	4,554	35,021	29,704
All others (1)	31,984	30,528	27,937	19,099
Total	$160,679	$166,034	$417,918	$334,493

	Percent of Net Sales by Type for the Six Months Ended June 30,
	Direct Sales		Distributor
	2018	2017	2018	2017
China	65%	65%	50%	50%
U.S.	5%	5%	11%	11%
Korea	5%	5%	5%	7%
Germany	4%	3%	10%	9%
Singapore	1%	-	8%	8%
Taiwan	1%	3%	8%	9%
All others (1)	19%	19%	8%	6%
Total	100%	100%	100%	100%

	Total Net Sales for the Six Months Ended June 30,
	Dollar		Percent of Net Sales
	2018	2017	2018	2017
China	$314,756	$275,911	54%	55%
U.S.	55,988	44,975	10%	9%
Korea	26,464	33,363	5%	7%
Germany	48,356	36,454	8%	7%
Singapore	36,313	25,939	6%	5%
Taiwan	36,799	34,258	6%	7%
All others (1)	59,921	49,627	11%	10%
Total	$578,597	$500,527	100%	100%
(1)	Represents countries with less than 3% of the total net sales each.

Contract Balances.  The timing of revenue recognition, billings, and cash collections can result in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. However, billing generally occurs at or near the same time as revenue recognition, resulting in limited activity related to contract assets and liabilities. Contract asset and liability balances for the periods ended June 30, 2018, and December 31, 2017 were immaterial to our condensed consolidated financial statements.

Other Practical Expedients Elected. The Company decided to make use of the following practical expedients available under ASC 606:

•

Sales tax excluded from the transaction price - The FASB decided to provide in ASU 2016-12 a practical expedient that permits entities to exclude from the transaction price all sales taxes that are assessed by a governmental authority and that are imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (for example, sales, use, value added, and some excise taxes);

•

Incremental contract costs - Expense the incremental costs of obtaining a contract, when occurred, the amortization period of the asset that the entity otherwise would have recognized is one year or less; and

•

Portfolio approach - This guidance specifies the accounting for an individual contract with a customer. However, as a practical expedient, an entity may apply this guidance to a portfolio of contracts (or performance obligations) with similar characteristics if the entity reasonably expects that the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio.

NOTE 8 – Commitments and Contingencies

Purchase commitments – As of June 30, 2018, we had approximately $20.8 million in non-cancelable purchase contracts related to capital expenditures, primarily related to our manufacturing facilities in Asia.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom.  As of June 30, 2018, the unfunded liability for this defined benefit plan was approximately $25.2 million.  We are obligated to make annual contributions, each year through December 2029, of approximately GBP 2 million (approximately $2.8 million based on a GBP: USD exchange rate of 1.4:1).  The trustees are required to review the funding position every three years, and the most recent review was carried out as of April 5, 2016. The outcome of a review can result in a change in the amount of the payment.

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

Note 9 – Derivative Financial Instruments

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At June 30, 2018, we had outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC 815.  There is no fair value of our foreign exchange hedges and therefore they are not recorded in our condensed consolidated balance sheets.

The table below sets forth outstanding foreign currency forward contracts at June 30, 2018 and December 31, 2017:

Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Fx Rate	Balance Sheet Hedge Designation
$1,199	June 2018	August 2018	EUR/GPB	0.8854	Non-designated
26,760	June 2018	August 2018	EUR/USD	1.1708	Non-designated
9,817	June 2018	August 2018	GBP/USD	1.3224	Non-designated
41,127	June 2018	August 2018	USD/CNY	6.6391	Non-designated
923	June 2018	August 2018	USD/JPY	110.444	Non-designated
38,601	June 2018	August 2018	USD/TWD	30.46	Non-designated

Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Fx Rate	Balance Sheet Hedge Designation
$2,494	December 2017	January 2018	EUR/GBP	1.2009	Non-designated
10,514	December 2017	January 2018	EUR/USD	1.2009	Non-designated
10,612	December 2017	January 2018	GBP/USD	1.3541	Non-designated
31,834	December 2017	January 2018	USD/CNY	6.5343	Non-designated
1,594	December 2017	January 2018	USD/JPY	112.35	Non-designated
30,594	December 2017	January 2018	USD/TWD	29.406	Non-designated

* EUR = Euro
GBP = British Pound Sterling
USD = United States Dollar
CNY = Chinese Yuan Renminbi
JPY = Japan Yen
TWD = Taiwan dollar

Hedges of Interest Rate Risk - The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps, including interest rate collars, as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The table below sets forth information related to the number of and the notional amount of our interest rate related derivative instruments:

	Number of Instruments		Notional Amount
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Interest rate swaps and collars	14	14	$220,000	$220,000

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on our condensed consolidated balance sheets:

	Fair Value
	Other Current Assets		Other Assets
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Interest rate swaps and collars	$1,639	$486	$5,530	$3,398

The tables below sets forth the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income
Derivatives Designated as Hedging Instruments	June 30, 2018	June 30, 2017	Accumulated OCI into Income	June 30, 2018	June 30, 2017
Three Months Ended
Interest rate swaps and collars	$1,103	$(817)	Interest expense	$175	$(170)
Six Months Ended
Interest rate swaps and collars	$3,507	$(544)	Interest expense	$227	$(423)

We estimate that $1.6 million of net derivative gains included in accumulated other comprehensive income (“AOCI”) as of June 30, 2018 will be reclassified into earnings within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during three or six months ended June 30, 2018 or 2017.

Derivatives Not Designated as Hedging	Amount of Gain or (Loss) Recognized in Net Income		Location of Gain or (Loss) Recognized in Net
Instruments	June 30, 2018	June 30, 2017	Income
Three Months Ended
Foreign currency forward contracts	$(6,764)	$(70)	Foreign currency (loss) gain, net
Six Months Ended
Foreign currency forward contracts	$(5,370)	$(70)	Foreign currency (loss) gain, net

At June 30, 2018 and December 31, 2017, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustments for nonperformance risk, related to these agreements was $7.2 million and $3.9 million, respectively.  As of June 30, 2018 and December 31, 2017, the Company had not posted any collateral related to these agreements.

NOTE 10 – Employee Benefit Plans

Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At June 30, 2018 and December 31, 2017, these investments totaled approximately $9.5 million and $8.8 million, respectively. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE 11 – Related Parties

We conduct business with a related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 16% of our outstanding Common Stock as of June 30, 2018, and is a member of the Lite-On Group of companies. Raymond Soong, the Chairman of our Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of our Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of LTC, and a board member of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.   We sell products to, and purchase inventory from Keylink. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay a consulting fee to Keylink. The aggregate amounts paid to Keylink for the three months ended June 30, 2018 and 2017 were approximately $4.2 million and $4.5 million, respectively. The aggregate amounts for these services for the six months ended June 30, 2018 and 2017 were approximately $8.8 million and $7.9 million, respectively. In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% joint venture partner in one of our Chengdu assembly and test facilities and is our 5% joint venture partner in our other Chengdu assembly and test facility; however, we have no material transactions with Ya Guang. We also purchase materials from Jiyuan Crystal

Photoelectric Frequency Technology Ltd., a frequency control product manufacturing company in which we have made an equity investment and account for using the equity method of accounting.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales to and purchases from related parties:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
LSC
Net sales	$225	$504	$592	$735
Purchases	$4,954	$7,142	$11,422	$13,161

Nuvoton
Purchases	$2,359	$3,376	$5,413	$6,285

Keylink
Net sales	$2,257	$2,413	$4,078	$4,235
Purchases	$881	$943	$1,739	$2,021

JCP
Purchases	$97	$321	$287	$522

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	June 30,	December 31,
	2018	2017
LSC
Accounts receivable	$335	$342
Accounts payable	$3,124	$3,308
Keylink
Accounts receivable	$3,361	$4,089
Accounts payable	$4,578	$5,016
Nuvoton
Accounts payable	$701	$1,121
JCP
Accounts payable	$145	$317

NOTE 12 – Restructuring Costs

In February 2017, the Company announced its plan to transfer its wafer fabrication operation located in Lee’s Summit, MO.  (“KFAB”) to other Company-owned wafer fabrication plants and external foundries. The Company ceased production operations at KFAB late in third quarter 2017 and vacated the premises in November 2017. Employees were provided retention and standard severance packages.  During the six months ended June 2017, the Company received $6.0 million of insurance proceeds as a result of the fires sustained at the KFAB facility during 2016 of which $4.2 million is recorded in Cost of Goods Sold and $1.8 million is recorded in Other Income.  During the six months ended June 30, 2018, the Company received $2.9 million of insurance proceeds as a result of the aforementioned fire.  This $2.9 million is recorded in other income.

The table below sets forth the restructuring costs, recorded in restructuring expense in the condensed consolidated statements of operations, incurred during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Early supply contract termination	$-	$(246)	$-	$1,985
Cost of equipment relocation	526	72	220	72
Asset retirement obligation	-	234	-	234
Retention costs	-	1,778	(14)	1,778
	$526	$1,838	$206	$4,069

In connection with the KFAB closure, during the six months ended June 30, 2017, the Company also recorded separation costs of $0.5 million in cost of goods sold, $0.09 million in selling, general and administrative expense and $0.02 million in research and development expense.

The table below sets forth the costs accrued and paid related to the KFAB restructuring:

	Retention Costs	Equipment Relocation	Total
Beginning balance, January 1, 2018	$659	$645	$1,304
Costs accrued	(14)	526	512
Restructuring costs paid	(645)	(1,171)	(1,816)
Balance at June 30, 2018	$-	$-	$-

 This asset retirement obligation is for the estimated amounts to be paid to contractors to remediate the KFAB facility upon vacating the property.   The table below sets forth the asset retirement obligation related to the KFAB restructuring:

Asset retirement obligation, January 1, 2018	$389
Reversal of accrual	(389)
Asset retirement obligation, June 30, 2018	$-

In connection with the asset retirement obligation as of June 30, 2018, the offsetting asset has been fully amortized.

NOTE 13 - Subsequent Events

In July 2018, our 60% owned subsidiary, ERIS Technology Corporation (“Eris”), acquired from Yea Shin Technology Corporation ("Yea Shin") and its shareholders 60% of Yea Shin’s outstanding shares for 193.9 million Taiwan dollars (or approximately $6.4 million) in cash. Yea Shin operates a wafer fabrication facility located in Tao Yuan county, Taiwan that was established in May 1993. The purpose of the acquisition is to expand the current wafer production capacity of Eris.

Eris also entered into a property purchase agreement with Yong Xiang Development Corporation ("Yong Xiang") to purchase the plant and facility leased by it to Yea Shin. The total purchase price of the property is approximately 776 million Taiwan dollars (or approximately $25.5 million). Eris expects to complete the purchase of the facility no later than December 31, 2020.

Eris has leased from Yong Xiang the plant and facility until the purchase has been completed. The monthly lease payment is approximately 1.2 million Taiwan dollars (or approximately $0.04 million) for the first 8.5 months and approximately 1.0 million Taiwan dollars (or approximately $0.03 million) for the remaining period. Total lease commitment is approximately $1.1 million assuming the lease term is through December 31, 2020.

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

Factors Relevant to Our Results of Operations for the Three Months Ended June 30, 2018

•

During the second quarter of 2018, revenue was a record high of $304.1 million, an increase of 15.1% from the $264.2 million in the second quarter of 2017 and an increase of 10.8% from the $274.5 million in the first quarter of 2018;

•	Gross profit was a record high of $107.3 million, compared to $90.1 million of gross profit in the second quarter of 2017 and $98.6 million in the first quarter of 2018;
•	Gross profit margin was 35.3%, compared to gross profit margin of 34.1% in the second quarter of 2017 and 35.9% in the first quarter of 2018;
•

Net income was $25.1 million, or $0.49 per diluted share, compared to net income of $13.2 million, or $0.26 per diluted share, in the first quarter of 2017 and net income of $18.5 million, or $0.37 per diluted share, in the first quarter 2018; and,

•	Cash flow from operations was $34.4 million while net cash flow was negative $30.0 million, which includes $21.4 million of capital expenditures and the pay down of $36.0 million of long-term debt.

Outlook and Factors Relevant to Our Ongoing Results of Operations

•	Looking ahead to the third quarter of 2018, we expect to extend our growth momentum with continued strength across our target geographies and end markets; and,
•

Most of our products are manufactured in China. In the second quarter of 2018, approximately 10% of our products were imported into the United States. The Office of the United States Trade Representative (“USTR”) has implemented duties of 25% on $34 billion, and has proposed duties on an additional $16 billion of products, imported into the U.S. from China. These duties are a response to what the USTR considers to be certain unfair trade practices by China. The Company has reviewed the most recent USTR list of proposed duties issued on June 15, 2018 and has determined that a number of the Company’s products being imported from China to the U.S. are subject to new duties.  The USTR has proposed tariffs on an additional $200 billion of products manufactured in China and imported into the United States. These tariffs are not yet in effect and remain subject to further review, including a comment process and public hearing. After completion of this process, the USTR will issue a final determination on the products that would be subject to additional duties. The likelihood and timing of such proposed new duties being implemented is uncertain, as the U.S. and China continue to negotiate the issues. Management is currently assessing the potential impacts of the new duties on the Company’s products if they are ultimately implemented by USTR.

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

Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following table sets forth the percentage that certain items in the statements of operations bear to net sales.

	Percent of Net Sales
	Three Months Ended June 30,
	2018	2017
Net sales	100%	100%
Cost of goods sold	(65)	(66)
Gross profit	35	34
Total operating expense	23	25
Income from operations	12	9
Total other expense	-	(2)
Income before income taxes and noncontrolling interest	12	7
Income tax provision	(4)	(2)
Net income	8	5
Net income attributable to common stockholders	8	5

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

(dollars in thousands)

	Three Months Ended
	June 30,
	2018	2017	Increase/(Decrease)	% Change
Net sales	$304,085	$264,224	$39,861	15.1%
Cost of goods sold	196,817	174,085	22,732	13.1%
Gross profit	107,268	90,139	17,129	19.0%
Total operating expense	69,424	66,311	3,113	4.7%
Interest income	443	308	135	43.8%
Interest expense	(2,544)	(3,447)	(903)	(26.2%)
Foreign currency gain (loss), net	300	(1,628)	(1,928)	(118.4%)
Other income	377	802	(425)	(53.0%)
Income tax provision	10,753	6,039	4,714	78.1%

Net sales increased approximately $39.9 million for the three months ended June 30, 2018, compared to the same period last year, primarily due to strong growth in the automotive and industrial end markets, which contributed to new record revenue levels being achieved across all regions.

Cost of goods sold increased approximately $22.7 million for the three months ended June 30, 2018, compared to the same period last year.  As a percent of sales, cost of goods sold was 65% for the three months ended June 30, 2018 compared to 66% for the same period last year. Average unit cost increased approximately 25.2% for the three months ended June 30, 2018, compared to the same period last year. For the three months ended June 30, 2018, gross profit increased approximately 19.0% when compared to the same period last year. Gross profit margin for the three month periods ended June 30, 2018 and 2017 was 35.3% and 34.1%, respectively. The increase in gross profit margin was related to favorable product mix, increased contribution from the Pericom products as well improved capacity utilization.

Operating expenses for the three months ended June 30, 2018 increased approximately $3.1 million, or 4.7%, compared to the same period last year. Selling, general and administrative expenses (“SG&A”) increased approximately $2.5 million and research and development expenses (“R&D”) increased approximately $2.3 million. Amortization of acquisition related intangibles was relatively flat. SG&A, as a percentage of sales, was 13.9% and 15.0% for the three months ended June 30, 2018 and 2017, respectively. R&D, as a percentage of sales, was 7.3% and 7.5% for the three months ended June 30, 2018 and 2017, respectively.

Interest income increased 43% for the three months ended June 30, 2018 compared to the same period last year, due to the investment of excess cash in short-term investments. Interest expense decreased 26.2% for the three months ended June 30, 2018 compared to the same period last year. The decrease in interest expense for the three months ended June 30, 2018 was due to lower levels of debt partially offset by higher interest rates on the floating rate portion of the borrowings to effect the Pericom acquisition. Foreign currency gain (loss), net was a net gain of $0.3 million for the three months ended June 30, 2018 compared to a net loss of ($1.6) million for the same period last year, reflecting the effectiveness of our currency hedges partially offset by losses due to stronger European and Great Britain currencies and the Taiwan dollar, when compared to the U.S. dollar.

We recognized an income tax expense of approximately $10.8 million and $6.0 million for the three months ended June 30, 2018 and 2017, respectively. The increase in income taxes for 2018 compared to 2017 is attributable to the increase in pretax net income.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

	Percent of Net Sales
	Six Months Ended June 30,
	2018	2017
Net sales	100%	100%
Cost of goods sold	(64)	(67)
Gross profit	36	33
Total operating expense	25	26
Income from operations	11	7
Total other expense	-	(3)
Income before income taxes and noncontrolling interest	11	4
Income tax provision	(3)	(1)
Net income	8	3
Net income attributable to common stockholders	8	3

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

(dollars in thousands)

	Six Months Ended
	June 30,
	2018	2017	Increase/(Decrease)	% Change
Net sales	$578,597	$500,527	$78,070	15.6%
Cost of goods sold	372,734	336,477	36,257	10.8%
Gross profit	205,863	164,050	41,813	25.5%
Total operating expense	141,079	130,865	10,214	7.8%
Interest income	957	603	354	58.7%
Interest expense	(5,301)	(6,932)	(1,631)	(23.5%)
Foreign currency gain (loss), net	(2,729)	(5,422)	(2,693)	(49.7%)
Other income	5,012	531	4,481	843.9%
Income tax provision	18,536	6,599	11,937	180.9%

Net sales increased approximately $78.1 million for the six months ended June 30, 2018, compared to the same period last year, due to strong growth in the automotive and industrial markets, contributing to record revenue levels being reached in Europe and North America.

Cost of goods sold increased approximately $36.3 million for the six months ended June 30, 2018, compared to the same period last year.  As a percent of sales, cost of goods sold was 64% for the six months ended June 30, 2018 compared to 67% for the same period last year. Average unit cost increased approximately 19.2% for the six months ended June 30, 2018, compared to the same period last year. For the six months ended June 30, 2018, gross profit increased approximately 25.5% when compared to the same period last year. Gross profit margin for the three month periods ended June 30, 2018 and 2017 was 35.6% and 32.8%, respectively.  The increase in gross profit margin was related to favorable product mix, increased contribution from the Pericom products as well improved capacity utilization.

Operating expenses for the six months ended June 30, 2018 increased approximately $10.2 million, or 7.8%, compared to the same period last year. SG&A increased approximately $9.9 million and R&D increased approximately $4.4 million.  The increase in SG&A was partially driven by $2.6 million of expenses related to officer retirements, including cash payments and the costs from the acceleration of share-based vesting. Amortization of acquisition related intangibles was relatively flat. SG&A, as a percentage of sales, was 15.4% and 15.9% for the six months ended June 30, 2018 and 2017, respectively. R&D, as a percentage of sales, was 7.3% and 7.6% for the six months ended June 30, 2018 and 2017, respectively.

Interest income increased $0.4 million for the six month ended June 30, 2018 compared to the same period last year, due to higher amounts of cash invested on a short-term basis.  The decrease in interest expense for the six months ended June 30, 2018 was due to lower levels of debt partially offset by higher interest rates on the floating rate portion of the borrowings to effect the Pericom acquisition.  Expense related to foreign currency decreased $2.7 million, reflecting the effectiveness of our currency hedges.

We recognized an income tax expense of approximately $18.5 million and $6.6 million for the six months ended June 30, 2018 and 2017, respectively. The increase in income taxes for 2018 compared to 2017 is attributable to the increase in pretax net income.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. banking credit facility (the “U.S. Credit Facility”) under which we may draw up to $250 million on a revolving basis, in addition to a $250 million term loan included in the U.S. Credit Facility.  The U.S. Credit Facility matures October 26, 2021.  The term loan portion of the U.S. Credit Facility is repayable in part through quarterly installments that increase over time from $4.7 million in the first three quarters of 2018 to $9.4 million per quarter in the final year of the U.S. Credit Facility. We may from time to time request increases in the aggregate commitments under the U.S. Credit Facility of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the revolving portion of the U.S. Credit Facility.  The U.S. Credit Facility bears interest at LIBOR or similar indices plus a specified margin based on our consolidated leverage ratio.  The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  At June 30, 2018, we owed $182.9 million under the U.S. Credit Facility, $47.5 million of which was drawn under the revolving portion and $135.4 million of which was outstanding under the term loan.

In addition to our U.S. Credit Facility, we maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $116.9 million as of June 30, 2018. As of June 30, 2018, in addition to the U.S. Credit Facility, our Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $112.2 million, with several financial institutions. In some cases, our foreign credit lines are unsecured, uncommitted and may be repayable on demand.  Our foreign credit lines include two Taiwanese credit facilities that are collateralized by assets. Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At June 30, 2018, $4.7 million was outstanding on these credit lines.  In addition to our credit lines, during the second quarter of 2018, our 60% owned subsidiary, ERIS Technology Corporation, borrowed $4.3 million on a long-term basis in order to make an investment.  That investment was made in the third quarter of July 2018.  The $4.3 million loan matures in 2033, but will be increasing over time as the amount of investment grows. (See Note 13 - Subsequent Events in the “Notes to the Condensed Consolidated Financial Statements” for additional information related to this investment).

Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At June 30, 2018 and December 31, 2017, our working capital was $380.8 million and $415.2 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the six months ended June 30, 2018 and 2017 were $47.5 million and $57.7 million, respectively.  For the first six months of 2018 capital expenditures were approximately 8.2% of our net sales, which is at the high end of our capital spending target range of 5% to 9% of net sales.  This increase in capital expenditures was to put capacity in place for the expected strong revenue growth in the remainder of 2018.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European subsidiaries.  As of June 30, 2018, our foreign subsidiaries held approximately $149.7 million of cash, cash equivalents and investments of which approximately $88.3 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held.  Of this total, $79.9 million is held in China.

As of June 30, 2018, we had short-term investments totaling $7.2 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

Share Repurchase Program

During 2015, our Board of Directors (“Board”) approved a stock repurchase program.  The Board authorized the repurchase of up to an aggregate of $100.0 million of our outstanding Common Stock.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board.  Currently there is approximately $62.3 million available for repurchase of outstanding Common Stock under this publicly announced repurchase program.  No shares were repurchased during the three months ended June 30, 2018.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents decreased from $203.8 million at December 31, 2017 to $152.4 million at June 30, 2018.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2018	2017	Change
Cash flows from operating activities	$88,381	$65,437	$22,944
Net cash and cash equivalents used in investing activities	(53,627)	(30,150)	(23,477)
Net cash and cash equivalents used in financing activities	(83,430)	(23,409)	(60,021)
Effect of exchange rate changes on cash and cash equivalents	(2,753)	6,331	(9,084)
Net (decrease) increase in cash and cash equivalents, including restricted cash	$(51,429)	$18,209	$(69,638)

Operating Activities

Cash flows from operating activities for the six months ended June 30, 2018 was $88.4 million.  Cash flows from operating activities resulted from net income of $44.2 million, depreciation and amortization of $51.3 million, share-based compensation of $11.1 million and a decrease in noncash working capital accounts of $17.6 million. Net cash provided by operating activities for the six months ended June 30, 2017 was $65.4 million.  For the six months ended June 30, 2017, net cash flow provided by operating activities resulted from net income of $15.4 million, depreciation and amortization of $46.4 million, share-based compensation of $9.0 million and a decrease in noncash working capital accounts of $5.7 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $53.6 million for the six months ended June 30, 2018. Net cash and cash equivalents used in investing activities was primarily due to the purchase of property, plant and equipment of $53.0 million during the six months ended June 30, 2018. Net cash used in investing activities was $30.2 million for the six months ended June 30, 2017, and was primarily for the purchase of property, plant and equipment of $43.9 million, and for purchases of short-term investments of $9.8 million during the six months ended June 30, 2017, partially offset by $24.1 million of proceeds received upon the maturity of short-term investments.

Financing Activities

Net cash and cash equivalents used in financing activities was $83.4 million for the six months ended June 30, 2018. Net cash and cash equivalents used in the six months ended June 30, 2018 consisted primarily of repayments of long-term debt, net of $82.5 million, taxes paid on net share settlement of $8.6 million, partially offset by proceeds from short-term line of credit of $3.4 million. Net cash and cash equivalents used in financing activities was $23.4 million for the six months ended June 30, 2017 and consisting primarily of repayments on lines of credit and long-term debt, partially offset by proceeds from the issuance of Common Stock.

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

Contractual Obligations

Other than as disclosed in Note 13-Subsequent Events in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, and other than additional purchase obligations in the total amount of $91.3 million with $12.1 million remaining in 2018 and with $79.2 million payable in years 2-3, there have been no material changes in our Contractual Obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 20, 2018.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of our management, carried out an evaluation, as of June 30, 2018, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended June 30, 2018, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Tariffs or other restrictions imposed by the United States Trade Representative may affect our operations in the U.S. and may disrupt our activities in the U.S. and may have an adverse impact on our profitability and results of operations.

The U.S. government has recently imposed new or higher tariffs on specified products imported from China in response to what it characterizes as unfair trade practices, and has proposed tariffs on additional products from China. China has responded by proposing new or higher tariffs on specified products imported from the United States.

Most of our products are manufactured in China and a portion are then imported into the U.S. The Office of the United States Trade Representative (“USTR”) on June 20, 2018 published notice of the imposition of an additional 25 percent ad valorem duty on products from China with an annual trade value of approximately $34 billion. The June 20 notice also sought public comments on another proposed action in the form of an additional 25 percent ad valorem duty on products of China with an annual trade value of $16 billion, the public comment process is ongoing. On July 10, 2018, the USTR published a request for comments on a proposal to take further action in the form of an additional 10 percent ad valorem duty on products from China with an additional annual trade value of approximately $200 billion, with public hearings on this matter scheduled for August 22-23, 2018. The impacts on us of the recently imposed and proposed tariffs are uncertain because of the dynamic nature of governmental actions and responses, as well as possible exemptions for certain products. If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased duties should be eliminated, but given the uncertainties, there can be no assurance of whether, or when, this will be accomplished. We are endeavoring to understand the impacts of the recently imposed and proposed U.S. duties on products imported from China, and our review is in the preliminary stage. Once we have a reasonable basis to assess the impacts, we intend to take whatever actions we deem appropriate to mitigate those impacts and protect our competitive position in the marketplace.

It is not clear at this time what the ultimate outcome of this will be, but given the importance of our Chinese operations and related sales, and existing and possible future restrictions with regard to transactions with Chinese entities, it is very possible that our operating results and/or financial condition may be adversely affected.

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

DIODES INCORPORATED
(Registrant)

August 7, 2018	By: /s/ Keh-Shew Lu
Date	KEH SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2018	By: /s/ Richard D. White
Date	RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial Officer)

August 7, 2018	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE Corporate Controller
(Principal Accounting Officer)