Form 10-Q
period 2018-09-30
DIODES INC /DEL/
filed 2018-11-06
CIK 29002

29.9

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares of the registrant’s Common Stock outstanding as of November 2, 2018 was 50,220,853.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$150,274	$203,820
Short-term investments	7,280	4,558
Accounts receivable, net of allowances of $3,480 and $4,480 at September 30, 2018 and December 31, 2017, respectively	228,065	200,112
Inventories	219,146	216,506
Prepaid expenses and other	42,804	37,328
Total current assets	647,569	662,324
Property, plant and equipment, net	454,086	459,169
Deferred income tax	44,000	40,580
Goodwill	132,910	134,187
Intangible assets, net	142,487	156,445
Other	46,732	35,968
Total assets	$1,467,784	$1,488,673

Liabilities
Current liabilities:
Line of credit	$12,283	$1,008
Accounts payable	117,118	108,001
Accrued liabilities and other	92,039	99,301
Income tax payable	14,145	18,216
Current portion of long-term debt	26,285	20,636
Total current liabilities	261,870	247,162
Long-term debt, net of current portion	139,987	247,492
Deferred tax liabilities	26,308	25,176
Other long-term liabilities	87,168	94,925
Total liabilities	515,333	614,755

Commitments and contingencies (See Note 8)

Stockholders' equity
Preferred stock - par value $1.00 per share; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - par value $0.66 2/3 per share; 70,000,000 shares authorized; 50,190,959 and 49,130,090, issued and outstanding at September 30, 2018 and December 31, 2017, respectively	34,433	33,727
Additional paid-in capital	395,412	386,338
Retained earnings	607,189	532,687
Treasury stock, at cost, 1,457,206 shares held at September 30, 2018 and December 31, 2017	(37,768)	(37,768)
Accumulated other comprehensive loss	(91,598)	(83,480)
Total stockholders' equity	907,668	831,504
Noncontrolling interest	44,783	42,414
Total equity	952,451	873,918
Total liabilities and stockholders' equity	$1,467,784	$1,488,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$320,946	$285,247	$899,543	$785,774
Cost of goods sold	205,732	188,900	578,466	525,377
Gross profit	115,214	96,347	321,077	260,397

Operating expenses
Selling, general and administrative	42,475	43,525	131,778	122,912
Research and development	22,549	20,379	64,799	58,215
Amortization of acquisition related intangible assets	4,418	4,694	13,863	14,098
Impairment of fixed assets	-	1,993	-	1,993
Restructuring	-	2,039	206	6,108
Other operating (income) expense	(66)	-	(191)	169
Total operating expense	69,376	72,630	210,455	203,495

Income from operations	45,838	23,717	110,622	56,902

Other income (expense)
Interest income	474	389	1,431	992
Interest expense	(2,318)	(3,561)	(7,619)	(10,493)
Foreign currency loss, net	(655)	(1,312)	(3,384)	(6,734)
Other income	1,061	597	6,073	1,128
Total other expense	(1,438)	(3,887)	(3,499)	(15,107)

Income before income taxes and noncontrolling interest	44,400	19,830	107,123	41,795
Income tax provision	13,190	5,052	31,726	11,651
Net income	31,210	14,778	75,397	30,144
Less net income attributable to noncontrolling interest	(302)	(328)	(895)	(1,298)
Net income attributable to common stockholders	$30,908	$14,450	$74,502	$28,846

Earnings per share attributable to common stockholders:
Basic	$0.62	$0.29	$1.50	$0.59
Diluted	$0.61	$0.29	$1.46	$0.58
Number of shares used in earnings per share computation:
Basic	50,115	49,057	49,713	48,633
Diluted	51,077	50,416	50,883	50,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$31,210	$14,778	$75,397	$30,144
Unrealized (loss) gain on defined benefit plan, net of tax	(493)	(1,135)	7,208	(2,517)
Unrealized gain on interest rate swap, net of tax	378	180	3,653	60
Unrealized foreign currency (loss) gain, net of tax	(9,848)	8,249	(18,978)	25,416
Comprehensive income	21,247	22,072	67,280	53,103
Less: Comprehensive income attributable to noncontrolling interest	(302)	(328)	(895)	(1,298)
Total comprehensive income attributable to common stockholders	$20,945	$21,744	$66,385	$51,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities	$123,928	$106,340

Cash flows from investing activities
Acquisition net of cash acquired	(41)	-
Purchases of property, plant and equipment	(72,159)	(81,877)
Purchases of short-term investments	(13,959)	(9,744)
Proceeds from maturity of short-term investments	10,831	27,891
Other	1,235	(1,238)
Net cash and cash equivalents used in investing activities	(74,093)	(64,968)

Cash flows from financing activities
Advances on lines of credit and short-term debt	9,151	2,383
Taxes paid related to net share settlement	(11,056)	(277)
Proceeds from long-term debt	304,656	7,500
Repayments of long-term debt	(408,863)	(109,607)
Net proceeds from issuance of common stock	4,861	6,880
Proceeds from and repayment of capital lease obligation	1,489	(533)
Dividend distribution to noncontrolling interest	(2,694)	(5,754)
Capital contribution from noncontrolling interest	5,263	-
Other	(764)	1,562
Net cash and cash equivalents used in financing activities	(97,957)	(97,846)

Effect of exchange rate changes on cash and cash equivalents	(6,039)	9,415
Change in cash and cash equivalents, including restricted cash	(54,161)	(47,059)
Cash and cash equivalents, beginning of period, including restricted cash	205,262	249,712
Cash and cash equivalents, end of period, including restricted cash	$151,101	$202,653

Supplemental Cash Flow Information
Interest	$7,661	$10,063
Taxes	$29,435	$28,808

Non-cash investing and financing activities:
Decrease/(increase) in accounts payable related to the purchase of property, plant and equipment	$8,093	$(10,919)
Increase in dividend accrued for noncontrolling interest	$-	$1,000

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

	Nine Months Ended
	September 30,
	2018	2017
Current assets:
Cash and cash equivalents	$150,274	$201,226
Restricted cash (included in other current assets)	827	1,427
Total cash, cash equivalents and restricted cash	$151,101	$202,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIODES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – Nature of Operations, Basis of Presentation and Recently Issued Accounting Pronouncements

Nature of Operations

Diodes Incorporated, together with its subsidiaries (collectively, the “Company,” “we” or “our”) (Nasdaq: DIOD), is a leading global manufacturer and supplier of high-quality, application-specific standard products within the broad discrete, logic, analog and mixed-signal semiconductor markets. We serve the consumer electronics, computing, communications, industrial, and automotive markets. Our products include diodes, rectifiers, transistors, MOSFETs, protection devices, function-specific arrays, single gate logic, amplifiers and comparators, Hall-effect and temperature sensors, power management devices, including LED drivers, AC-DC converters and controllers, DC-DC switching and linear voltage regulators, and voltage references along with special function devices, such as USB power switches, load switches, voltage supervisors, and motor controllers. Our corporate headquarters and Americas’ sales office are located in Plano, Texas and Milpitas, California. Design, marketing, and engineering centers are located in Plano; Milpitas; Taipei, Taoyuan City and Zhubei City, Taiwan; Manchester, England; and Neuhaus, Germany. Our wafer fabrication facilities are located in Manchester and in Shanghai, China. We have assembly and test facilities located in Shanghai, Jinan and Chengdu, China, as well as in Hong Kong, Neuhaus and Taipei. Additional engineering, research and development, sales, warehouse, and logistics offices are located in Taipei; Hong Kong; Manchester; Shanghai; Shenzhen, Yangzhou, China; Seongnam-si, South Korea; and Munich, Germany; and Tokyo, Japan, with support offices throughout the world.

Basis of Presentation

The condensed consolidated financial data at December 31, 2017 is derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 20, 2018 (“Form 10-K”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes necessary for a fair presentation of financial position, operating results and cash flows in conformity with GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Form 10-K.  All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the operating results for the period presented have been included in the interim period. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for other interim periods or the year ending December 31, 2018.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued the following Accounting Standards Updates (“ASU”) which could have potential impact on the Company’s financial statements:

Recently Adopted Standards

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) - On January 1, 2018, we adopted the comprehensive new revenue recognition standard issued by the FASB.  This standard is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard sets forth a five-step revenue recognition model which replaces the previous revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance.  The adoption of this standard did not have a material impact on our condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the three or nine months ended September 30, 2018. See Note 7 for our expanded revenue disclosures required by the new standard.

ASU No. 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230) – In November 2016, the FASB issued guidance on the presentation of restricted cash which requires that on the statement of cash flows, amounts generally described as restricted cash or restricted cash equivalents should be included within the beginning and ending balances of cash and cash equivalents. We adopted this guidance in the first quarter of 2018 on a retrospective basis. As a result, restricted cash amounts that have historically been included in prepaid expenses on our consolidated balance sheets are now included with cash and cash equivalents on the consolidated statements of cash flows. As of September 30, 2018 and December 31, 2017 we had restricted cash of approximately $0.8 million and $1.4 million, respectively. Restricted cash is pledged as collateral when we enter into agreements with banks for certain banking facilities.

Standards Effective in Future Years

ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) - In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases and requires, among other things,  lessees to recognize a right-of-use asset and lease liability for most lease arrangements . The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The ASU will become effective for the Company for interim and annual reporting periods in fiscal years beginning after December 15, 2018.  The standard offers a number of practical expedients for transition and certain expedients specific to lessees or lessors.  Both lessees and lessors are permitted to make an election to apply a package of practical expedients available for implementation under the standard.  For transition, the Company will recognize all effects of transition in the beginning of the adoption reporting period on January 1, 2019. We do not expect to elect the use-of-hindsight or land easement practical expedients, the latter not being applicable to us.

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

ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”) - In July 2018, the FASB issued ASU 2018-11, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption (January 1, 2019) while continuing to present all prior periods under previous lease accounting guidance. The Company will adopt this standard on January 1, 2019.

ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07") - In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We are currently assessing the effect this guidance may have on our consolidated financial statements and disclosures.

ASU 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”) - In August 2018, the FASB issued ASU 2018-13 which is part of the disclosure framework project and eliminates certain disclosure requirements for fair value measurements, requires entities to disclose new information, and modifies existing disclosure requirements. The new guidance is effective after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its consolidated financial statements and disclosures.

ASU 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU No. 2018-14"). In August 2018, the FASB issued ASU No. 2018-14, which is part of the FASB's broader disclosure framework project, and modifies and supplements the current U.S. GAAP annual disclosure requirements for employers that sponsor defined benefit pension plans. ASU No. 2018-14 is effective for the year ending December 31, 2020, with early adoption permitted. ASU No. 2018-14 must be adopted on a retroactive basis and applied to each comparative period presented in an entity's financial statements. We are evaluating the potential impact of adopting ASU No. 2018-14; however, we do not currently expect it to have a material impact on our consolidated financial statements and disclosures.

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

The table below sets forth the reconciliation between net income and the weighted average shares outstanding used for calculating basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Earnings (numerator)
Net income attributable to common stockholders	$30,908	$14,450	$74,502	$28,846

Shares (denominator)
Weighted average common shares outstanding (basic)	50,115	49,057	49,713	48,633
Dilutive effect of stock options and stock awards outstanding	962	1,359	1,170	1,428
Adjusted weighted average common shares outstanding (diluted)	51,077	50,416	50,883	50,061

Earnings per share attributable to common stockholders
Basic	$0.62	$0.29	$1.50	$0.59
Diluted	$0.61	$0.29	$1.46	$0.58

Stock options and stock awards excluded from EPS calculation because the effect would be anti-dilutive	-	651	94	704

NOTE 3 – Inventories

The table below sets forth inventories which are stated at the lower of cost or net realizable value:

	September 30, 2018	December 31, 2017
Finished goods	$62,004	$81,194
Work-in-progress	57,504	52,578
Raw materials	99,638	82,734
Total	$219,146	$216,506

NOTE 4 – Goodwill and Intangible Assets

The table below sets forth the changes in goodwill:

Balance at December 31, 2017	$134,187
ERIS acquisition of Yea Shin Technology Corporation	559
Foreign currency translation adjustment	(1,836)
Balance at September 30, 2018	$132,910

The table below sets forth the value of intangible assets, other than goodwill:

	September 30,	December 31,
	2018	2017
Intangible assets subject to amortization:
Gross carrying amount	$238,867	$234,533
Accumulated amortization	(101,923)	(88,059)
Foreign currency translation adjustment	(8,265)	(8,249)
Total	128,679	138,225
Intangible assets with indefinite lives:
Gross carrying amount	14,883	19,217
Foreign currency translation adjustment	(1,075)	(997)
Total	13,808	18,220
Total intangible assets, net	$142,487	$156,445

The table below sets forth amortization expense related to intangible assets subject to amortization:

Amortization expense	2018	2017
Three months ended September 30	$4,418	$4,694
Nine months ended September 30	$13,863	$14,098

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

We incorporated the effects of the Tax Act into our 30.4% estimated annual effective tax rate for 2018.  As shown below, the actual 29.7% effective tax rate for the quarter ended September 30, 2018, varies from the estimated annual tax rate due to discrete items related to stock-based compensation activity during the quarter (accounted for under ASU 2016-09).

The table below sets forth information related to our income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Domestic pre-tax loss	$(7,267)	$(27,783)	$(11,289)	$(63,026)
Foreign pre-tax income	$51,667	$47,613	$118,412	$104,821
Income tax provision	$13,190	$5,052	$31,726	$11,651
Effective tax rate	29.7%	25.5%	29.6%	27.9%
Impact of tax holidays on tax expense	$638	$(733)	$(104)	$(2,553)
Earnings per share impact of tax holidays:
Basic	$(0.01)	$0.01	$-	$0.05
Diluted	$(0.01)	$0.01	$-	$0.05

              The increase in the effective tax rate for the three and nine months ended September 30, 2018 when compared to the three and nine months ended September 30, 2017, is primarily attributable to the “GILTI” tax, which is a new tax on global intangible low-taxed income of non-U.S. subsidiaries that was created by the Tax Act and to which the Company is subject effective January 1, 2018.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European subsidiaries.  Any future distributions of foreign earnings will not be subject to additional U.S. income tax, but may be subject to non-U.S. withholding taxes.

We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for tax years before 2008, or for the 2010 and 2011 tax years.  We are no longer subject to China income tax examinations by tax authorities for tax years before 2007. With respect to state and local jurisdictions and countries outside of the U.S. (other than China), with limited exceptions, the Company is no longer subject to income tax audits for years before 2012. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties, if any, have been provided for in the Company’s reserve for any adjustments that may result from currently pending tax audits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense. As of September 30, 2018, the gross amount of unrecognized tax benefits was approximately $33.1 million.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

NOTE 6 – Share-Based Compensation

The table below sets forth the line items where share-based compensation expense was recorded:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of goods sold	$96	$152	$267	$462
Selling, general and administrative	3,993	4,050	13,477	11,348
Research and development	807	760	2,233	2,117
Total share-based compensation expense	$4,896	$4,962	$15,977	$13,927

The table below sets forth share-based compensation expense by type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock options	$-	$168	$275	$767
Share grants	4,896	4,794	15,702	13,160
Total share-based compensation expense	$4,896	$4,962	$15,977	$13,927

Stock Options. Approximately $4.9 million in cash proceeds was received from stock option exercises during the nine months ended September 30, 2018.

As of September 30, 2018, there was no unrecognized share-based compensation expense related to unvested stock options.

Share Grants. Restricted stock awards and restricted stock units generally vest in equal annual installments over a four-year period.   We also have share grants that are performance based that vest upon achievement of certain performance criteria.  Our Chief Executive Officer had a grant of 600,000 performance-based stock units that vested upon the Company reaching $1.0 billion in revenue.  Based on the Company reaching approximately $1.1 billion in revenue in 2017, our Chief Executive Officer’s grant of 600,000 performance-based stock units were released to the Chief Executive Officer, upon filing of the Company’s Annual Report on Form 10-K, in February 2018.  The expense related to the 600,000 performance-based units was all recognized in previous periods. During the nine months ended September 30, 2018, we issued 639,755 stock awards.  This was primarily made up of the annual grant for officers, employees and directors.

As of September 30, 2018, total unrecognized share-based compensation expense related to share grants was approximately $39.9 million, before income taxes, and is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock Modification. During the nine months ended September 30, 2018 we modified previously granted stock option and stock awards for two corporate officers who retired.  The result of the modification was the acceleration of the vesting of 7,500 stock options and 79,720 stock awards for the corporate officers.  The incremental expense recorded for this modification was approximately $1.8 million, which was expensed in SG&A in the nine months ended September 30, 2018.

NOTE 7 – Segment Information and Revenue

Segment Reporting. For financial reporting purposes, we operate in a single segment, standard semiconductor products, through our various manufacturing and distribution facilities. We aggregate our products because the products are similar and have similar economic characteristics, use similar production processes and share the same customer type. Our primary operations include operations in Asia, North America and Europe. During the three and nine months ended September 30, 2018, one customer, a broad-based global distributor that sells to thousands of different end users, accounted for 10.2% and 10.5% or $32.7 million and $94.4 million, respectively, of our revenue.  The same customer accounted for 10.3%, or $29.3 million, of our revenue for the three months ended September 30, 2017.  No customer accounted for 10% or greater of our outstanding accounts receivable at September 30, 2018 or 2017.  No customer accounted for 10% or greater of our revenue for the nine months ended September 30, 2017.

The tables below set forth net sales based on the location of the subsidiary producing the net sale.

Three Months Ended
September 30, 2018	Asia	North America	Europe	Consolidated
Total sales	$283,635	$51,640	$49,209	$384,484
Intercompany elimination	(40,690)	(8,773)	(14,075)	(63,538)
Net sales	$242,945	$42,867	$35,134	$320,946

Three Months Ended
September 30, 2017	Asia	North America	Europe	Consolidated
Total sales	$263,088	$31,320	$47,307	$341,715
Intercompany elimination	(37,475)	(4,061)	(14,932)	(56,468)
Net sales	$225,613	$27,259	$32,375	$285,247

As of and for the Nine Months Ended
September 30, 2018	Asia	North America	Europe	Consolidated
Total sales	$797,455	$116,868	$150,382	$1,064,705
Intercompany elimination	(106,330)	(16,276)	(42,556)	(165,162)
Net sales	$691,125	$100,592	$107,826	$899,543

Property, plant and equipment, net	$399,632	$30,133	$24,321	$454,086
Total assets	$1,075,840	$202,024	$189,920	$1,467,784

As of and for the Nine Months Ended
September 30, 2017	Asia	North America	Europe	Consolidated
Total sales	$731,982	$122,072	$134,132	$988,186
Intercompany elimination	(111,963)	(44,547)	(45,902)	(202,412)
Net sales	$620,019	$77,525	$88,230	$785,774

Property, plant and equipment, net	$372,153	$52,737	$21,162	$446,052
Total assets	$1,017,801	$301,763	$221,025	$1,540,589

Changes in Accounting Policies. Effective January 1, 2018, we adopted a comprehensive new revenue recognition standard. The details of the significant changes to our accounting policies resulting from the adoption of the new standard are set out below. We adopted the standard using a modified retrospective method. There was no change in our revenue reported for the three and nine months ended September 30, 2017. The adoption of this standard did not have a material impact on our condensed consolidated financial position, reported revenue, results of operations or cash flows as of and for the three or nine months ended September 30, 2018.

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

We record allowances/reserves for a number of items.  The following items are the largest dollar items for which we record allowances/reserves with ship and debit making up the vast majority: (i) ship and debit, which arise when we issue credit to certain distributors upon their shipments to their end customers; (ii) stock rotation, which are contractual obligations that permit certain distributors, up to four times a year, to return a portion of their inventory based on historical shipments to them in exchange for an equal and offsetting order; and (iii) price protection, which arise when market conditions cause average selling prices to decrease and we issue credit to certain distributors on their inventory. Ship and debit reserves are recorded as a reduction to net sales with a corresponding reduction to accounts receivable. Stock rotation reserves and price protection reserves are recorded as a reduction to net sales with a corresponding increase in accrued liabilities.

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

The tables below set forth the amount of net sales by type, direct sales or Distributor and the location of the customer based on the location to where the products were shipped for the three and nine months ended September 30, 2018 and 2017:

	Net Sales for the Three Months Ended September 30,
	Direct Sales		Distributor
	2018	2017	2018	2017
China	$60,037	$54,052	$113,191	$103,183
U.S.	4,409	4,688	30,550	20,698
Korea	4,597	5,134	13,250	12,287
Germany	3,076	3,078	20,912	18,678
Singapore	637	461	16,979	17,440
Taiwan	621	578	17,675	14,749
All others (1)	20,574	17,413	14,438	12,808
Total	$93,951	$85,404	$226,995	$199,843

	Percent of Net Sales by Type for the Three Months Ended September 30,
	Direct Sales		Distributor
	2018	2017	2018	2017
China	64%	63%	50%	52%
U.S.	5%	5%	13%	10%
Korea	5%	6%	6%	6%
Germany	3%	4%	9%	9%
Singapore	1%	1%	7%	9%
Taiwan	1%	1%	8%	7%
All others (1)	21%	20%	7%	7%
Total	100%	100%	100%	100%

	Total Net Sales for the Three Months Ended September 30,
	Dollar		Percent of Net Sales
	2018	2017	2018	2017
China	$173,228	$157,235	54%	55%
U.S.	34,959	25,386	11%	9%
Korea	17,847	17,421	6%	6%
Germany	23,988	21,756	7%	8%
Singapore	17,616	17,901	5%	6%
Taiwan	18,296	15,327	6%	5%
All others (1)	35,012	30,221	11%	11%
Total	$320,946	$285,247	100%	100%

	Net Sales for the Nine Months Ended September 30,
	Direct Sales		Distributor
	2018	2017	2018	2017
China	$164,109	$162,241	$323,875	$270,904
U.S.	12,866	13,149	78,081	57,212
Korea	12,148	14,092	32,163	36,693
Germany	9,001	8,248	63,343	49,962
Singapore	1,549	635	52,380	43,205
Taiwan	2,399	5,132	52,696	44,453
All others (1)	52,558	47,940	42,375	31,908
Total	$254,630	$251,437	$644,913	$534,337

	Percent of Net Sales by Type for the Nine Months Ended September 30,
	Direct Sales		Distributor
	2018	2017	2018	2017
China	64%	65%	50%	51%
U.S.	5%	5%	12%	11%
Korea	5%	6%	5%	7%
Germany	4%	3%	10%	9%
Singapore	1%	-	8%	8%
Taiwan	1%	2%	8%	8%
All others (1)	20%	19%	7%	6%
Total	100%	100%	100%	100%

	Total Net Sales for the Nine Months Ended September 30,
	Dollar		Percent of Net Sales
	2018	2017	2018	2017
China	$487,984	$433,145	54%	55%
U.S.	90,947	70,361	10%	9%
Korea	44,311	50,785	5%	6%
Germany	72,344	58,210	8%	7%
Singapore	53,929	43,840	6%	6%
Taiwan	55,095	49,585	6%	6%
All others (1)	94,933	79,848	11%	11%
Total	$899,543	$785,774	100%	100%
(1)	Represents countries with less than 3% of the total net sales each.

Contract Balances.  The timing of revenue recognition, billings, and cash collections can result in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. However, billing generally occurs at or near the same time as revenue recognition, resulting in limited activity related to contract assets and liabilities. Contract asset and liability balances for the periods ended September 30, 2018, and December 31, 2017 were immaterial to our condensed consolidated financial statements.

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

•

Incremental contract costs - Expense the incremental costs of obtaining a contract, when incurred and the amortization period of the asset that the entity otherwise would have recognized is one year or less; and

•

Portfolio approach - This guidance specifies the accounting for an individual contract with a customer. However, as a practical expedient, an entity may apply this guidance to a portfolio of contracts (or performance obligations) with similar characteristics if the entity reasonably expects that the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio.

NOTE 8 – Commitments and Contingencies

Purchase commitments – As of September 30, 2018, we had approximately $11.9 million in non-cancelable purchase contracts related to capital expenditures, primarily related to our manufacturing facilities in Asia.  As of September 30, 2018 we also had a commitment to purchase approximately $130.0 million of wafers to be used in our manufacturing process.  These wafer purchases will occur between 2018 and 2020.

Defined Benefit Plan - We have a contributory defined benefit plan that covers certain employees in the United Kingdom.  As of September 30, 2018, the unfunded liability for this defined benefit plan was approximately $25.1 million.  We are obligated to make annual contributions, each year through December 2029, of approximately GBP 2 million (approximately $2.6 million based on a GBP: USD exchange rate of 1.3:1).  The trustees are required to review the funding position every three years, and the most recent review was carried out as of April 5, 2016. The outcome of a review can result in a change in the amount of the payment.

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

Note 9 – Derivative Financial Instruments

Hedges of Foreign Currency Risk - We are exposed to fluctuations in various foreign currencies against our different functional currencies. We use foreign currency forward agreements to manage this exposure. At September 30, 2018, we had outstanding foreign currency forward contracts that are intended to preserve the economic value of foreign currency denominated monetary assets and liabilities; these instruments are not designated for hedge accounting treatment in accordance with ASC 815.  There is no fair value of our foreign exchange hedges and therefore they are not recorded in our condensed consolidated balance sheets.

The table below sets forth outstanding foreign currency forward contracts at September 30, 2018 and December 31, 2017:

Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Foreign Exchange Rate	Balance Sheet Hedge Designation
$2,200	September 2018	November 2018	EUR/GPB	0.89136	Non-designated
11,482	September 2018	November 2018	EUR/USD	1.1659	Non-designated
28,104	September 2018	November 2018	GBP/USD	1.3068	Non-designated
39,811	September 2018	November 2018	USD/CNY	6.8889	Non-designated
907	September 2018	November 2018	USD/JPY	113.16	Non-designated
47,435	September 2018	November 2018	USD/TWD	30.392	Non-designated

Notional Amount	Effective Date	Maturity Date	Index*	Weighted Average Foreign Exchange Rate	Balance Sheet Hedge Designation
$2,494	December 2017	January 2018	EUR/GBP	1.2009	Non-designated
10,514	December 2017	January 2018	EUR/USD	1.2009	Non-designated
10,612	December 2017	January 2018	GBP/USD	1.3541	Non-designated
31,834	December 2017	January 2018	USD/CNY	6.5343	Non-designated
1,594	December 2017	January 2018	USD/JPY	112.35	Non-designated
30,594	December 2017	January 2018	USD/TWD	29.406	Non-designated

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

The table below sets forth information related to the number of and the notional amount of our interest rate related derivative instruments:

	Number of Instruments		Notional Amount
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Interest rate swaps and collars	12	14	$210,000	$220,000

The table below sets forth the fair value of the Company’s interest rate related derivative financial instruments as well as their classification on our condensed consolidated balance sheets:

	Fair Value
	Other Current Assets		Other Assets
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Interest rate swaps and collars	$2,096	$486	$5,477	$3,398

The tables below sets forth the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

	Amount of Gain or (Loss) Recognized in OCI on Derivative		Location of Gain or (Loss) Reclassified from	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Net Income
Derivatives Designated as Hedging Instruments	September 30, 2018	September 30, 2017	Accumulated OCI into Income	September 30, 2018	September 30, 2017
Three Months Ended
Interest rate swaps and collars	$636	$472	Interest expense	$299	$86
Nine Months Ended
Interest rate swaps and collars	$4,143	$(72)	Interest expense	$526	$509

We estimate that $2.1 million of net derivative gains included in accumulated other comprehensive income (“AOCI”) as of September 30, 2018 will be reclassified into earnings within the following 12 months. No gains or losses were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during three or nine months ended September 30, 2018 or 2017.

`	Amount of Gain or (Loss) Recognized in Net Income		Location of Gain or (Loss) Recognized in Net
Instruments	September 30, 2018	September 30, 2017	Income
Three Months Ended
Foreign currency forward contracts	$(2,200)	$542	Foreign currency (loss) gain, net
Nine Months Ended
Foreign currency forward contracts	$(7,570)	$472	Foreign currency (loss) gain, net

At September 30, 2018 and December 31, 2017, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustments for nonperformance risk, related to these agreements was $7.6 million and $3.8 million, respectively.  As of September 30, 2018 and December 31, 2017, the Company had not posted any collateral related to these agreements.

NOTE 10 – Employee Benefit Plans

Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) for executive officers, key employees and members of the Board of Directors. The Deferred Compensation Plan allows eligible participants to defer the receipt of eligible compensation, including equity awards, until designated future dates. We offset our obligations under the Deferred Compensation Plan by investing in the actual underlying investments. These investments are classified as trading securities and are carried at fair value. At September 30, 2018 and December 31, 2017, these investments totaled approximately $10.5 million and $8.8 million, respectively. All gains and losses in these investments are materially offset by corresponding gains and losses in the Deferred Compensation Plan liabilities.

NOTE 11 – Related Parties

We conduct business with a related party company, Lite-On Semiconductor Corporation and its subsidiaries and affiliates (collectively, “LSC”), and Nuvoton Technology Corporation and its subsidiaries and affiliates (collectively, “Nuvoton”). LSC is our largest stockholder, owning approximately 15.5% of our outstanding Common Stock as of September 30, 2018, and is a member of the Lite-On Group of companies. Raymond Soong, the Chairman of our Board of Directors, is the Chairman of LSC, and is the Chairman of Lite-On Technology Corporation (“LTC”), a significant shareholder of LSC. C.H. Chen, our former President and Chief Executive Officer and currently the Vice Chairman of our Board of Directors, is also Vice Chairman of LSC and a board member of LTC. Dr. Keh-Shew Lu, our President and Chief Executive Officer and a member of our Board of Directors, is a board member of

LTC, and a board member of Nuvoton. We consider our relationships with LSC and Nuvoton to be mutually beneficial, and we plan to continue our strategic alliance with LSC and Nuvoton.  We purchase wafers from Nuvoton for use in our production process.

We also conduct business with Keylink International (B.V.I.) Inc. and its subsidiaries and affiliates (collectively, “Keylink”). Keylink is our 5% joint venture partner in our Shanghai assembly and test facilities.   We sell products to, and purchase inventory from Keylink. In addition, our subsidiaries in China lease their manufacturing facilities in Shanghai from, and subcontract a portion of our manufacturing process (metal plating and environmental services) to, Keylink. We also pay fees for services and consulting to Keylink. The aggregate amounts paid to Keylink for the three months ended September 30, 2018 and 2017 were approximately $3.8 million and $4.5 million, respectively. The aggregate amounts for these services and consulting for the nine months ended September 30, 2018 and 2017 were approximately $12.6 million and $12.4 million, respectively. In addition, Chengdu Ya Guang Electronic Company Limited (“Ya Guang”) is our 2% joint venture partner in one of our Chengdu assembly and test facilities and is our 5% joint venture partner in our other Chengdu assembly and test facility; however, we have no material transactions with Ya Guang. We also purchase materials from Jiyuan Crystal Photoelectric Frequency Technology Ltd., a frequency control product manufacturing company in which we have made an equity investment and account for that investment using the equity method of accounting.

The Audit Committee of the Board reviews all related party transactions for potential conflict of interest situations on an ongoing basis, all in accordance with such procedures as the Audit Committee may adopt from time to time.

The table below sets forth net sales to and purchases from related parties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
LSC
Net sales	$304	$329	$896	$1,064
Purchases	$5,208	$6,097	$16,630	$19,258

Nuvoton
Purchases	$2,361	$3,202	$7,774	$9,487

Keylink
Net sales	$4,684	$2,690	$8,762	$6,925
Purchases	$907	$1,069	$2,646	$3,090

JCP
Purchases	$201	$322	$488	$844

The table below sets forth accounts receivable from, and accounts payable to, related parties:

	September 30,	December 31,
	2018	2017
LSC
Accounts receivable	$304	$342
Accounts payable	$3,025	$3,308
Keylink
Accounts receivable	$6,186	$4,089
Accounts payable	$4,384	$5,016
Nuvoton
Accounts payable	$1,203	$1,121
JCP
Accounts payable	$174	$317

NOTE 12 – Restructuring Costs

In February 2017, the Company announced its plan to transfer its wafer fabrication operation located in Lee’s Summit, MO.  (“KFAB”) to other Company-owned wafer fabrication plants and external foundries. The Company ceased production operations at KFAB late in third quarter 2017 and vacated the premises in November 2017. Employees were provided retention and standard severance packages.  During the nine months ended September 30, 2017, the Company received $6.0 million of insurance proceeds as a result of the fires sustained at the KFAB facility during 2016 of which $4.2 million is recorded in Cost of Goods Sold and $1.8 million is recorded in Other Income.  During the nine months ended September 30, 2018, the Company received $3.7 million of insurance proceeds as a result of the aforementioned fire.  This $3.7 million is recorded in other income.

The table below sets forth the restructuring costs, recorded in restructuring expense in the condensed consolidated statements of operations, incurred during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Early supply contract termination	$-	$-	$-	$1,985
Cost of equipment relocation	-	429	220	501
Asset retirement obligation	-	701	-	935
Retention costs	-	909	(14)	2,687
	$-	$2,039	$206	$6,108

In connection with the KFAB closure, during the nine months ended September 30, 2017, the Company also recorded separation costs of $0.5 million in cost of goods sold, $0.09 million in selling, general and administrative expense and $0.02 million in research and development expense.

The table below sets forth the costs accrued and paid related to the KFAB restructuring:

	Retention Costs	Equipment Relocation	Total
Beginning balance, January 1, 2018	$659	$645	$1,304
Costs accrued	(14)	526	512
Restructuring costs paid	(645)	(1,171)	(1,816)
Balance at September 30, 2018	$-	$-	$-

 This asset retirement obligation is for the estimated amounts to be paid to contractors to remediate the KFAB facility upon vacating the property.   The table below sets forth the asset retirement obligation related to the KFAB restructuring:

Asset retirement obligation, January 1, 2018	$389
Reversal of accrual	(389)
Asset retirement obligation, September 30, 2018	$-

In connection with the asset retirement obligation as of September 30, 2018, the offsetting asset has been fully amortized.

NOTE 13 – ERIS Acquisition

In July 2018, our 60% owned subsidiary, ERIS Technology Corporation (“Eris”), acquired from Yea Shin Technology Corporation ("Yea Shin") and its shareholders 60% of Yea Shin’s outstanding shares for approximately $6.4 million in cash. Yea Shin operates a wafer fabrication facility located in Tao Yuan county, Taiwan that was established in 1993. The purpose of the acquisition is to expand the current wafer production capacity of Eris.

Eris also entered into a property purchase agreement with Yong Xiang Development Corporation ("Yong Xiang") to purchase the plant and facility leased by it to Yea Shin. The total purchase price of the property is approximately $25.5 million. Eris expects to complete the purchase of the facility no later than December 31, 2020.

Eris has leased from Yong Xiang the plant and facility until the purchase has been completed. The monthly lease payment is approximately 0.04 million for the first 8.5 months and approximately $0.03 million for the remaining period. Total lease commitment is approximately $1.1 million assuming the lease term is through December 31, 2020.

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

Factors Relevant to Our Results of Operations for the Three Months Ended September 30, 2018

•

During the third quarter of 2018, revenue was a record high of $320.9 million, an increase of 12.5% from the $285.2 million in the third quarter of 2017 and an increase of 5.5% from the $304.1 million in the second quarter of 2018;

•	Gross profit was a record high of $115.2 million, compared to $96.3 million of gross profit in the third quarter of 2017 and $107.3 million in the second quarter of 2018;
•	Gross profit margin was 35.9%, compared to gross profit margin of 33.8% in the third quarter of 2017 and 35.3% in the second quarter of 2018;
•

Net income was a record high $30.9 million, or $0.61 per diluted share, compared to net income of $14.5 million, or $0.29 per diluted share, in the third quarter of 2017 and net income of $25.1 million, or $0.49 per diluted share, in the second quarter 2018; and

•	Cash flow from operations was $35.5 million while net cash flow was negative $2.7 million, which includes $19.2 million of capital expenditures and the pay down of $21.7 million of long-term debt.

Outlook and Factors Relevant to Our Ongoing Results of Operations

•	Looking ahead to the fourth quarter of 2018, we expect to extend our growth momentum with continued strength across our target geographies and end markets; and,
•

Most of our products are manufactured in China and then a portion of those products are imported into the U.S. The impacts on us of the recently imposed tariffs are uncertain because of the dynamic nature of governmental actions and responses, as well as possible exemptions for certain products. If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated, but given the uncertainties, there can be no assurance of whether, or when, this will be accomplished. We have taken actions, and may take additional steps, to mitigate those impacts and protect our competitive position in the marketplace.  If we determine to pass some or all of these new tariff burdens on to our customers, the result may be a degradation of our competitive position and a loss of customers that would adversely affect our operating performance. It is not clear at this time what the ultimate outcome of these tariff actions and our mitigation efforts will be, but given the importance of our Chinese operations and related sales, and the impacts of existing and possible future restrictions with regard to transactions with Chinese entities, it is very possible that our operating results and/or financial condition may be adversely affected.   See Part II, Item 1A. “Risk Factors” elsewhere in this report.

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

Results of Operations for the Three Months Ended September 30, 2018 and 2017

The following table sets forth the percentage that certain items in the statements of operations bear to net sales.

	Percent of Net Sales
	Three Months Ended September 30,
	2018	2017
Net sales	100%	100%
Cost of goods sold	(64)	(66)
Gross profit	36	34
Total operating expense	22	26
Income from operations	14	8
Total other expense	-	(1)
Income before income taxes and noncontrolling interest	14	7
Income tax provision	(4)	(2)
Net income	10	5
Net income attributable to common stockholders	10	5

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	September 30,
	2018	2017	Increase/(Decrease)	% Change
Net sales	$320,946	$285,247	$35,699	12.5%
Cost of goods sold	205,732	188,900	16,832	8.9%
Gross profit	115,214	96,347	18,867	19.6%
Total operating expense	69,376	72,630	(3,254)	(4.5%)
Interest income	474	389	85	21.9%
Interest expense	(2,318)	(3,561)	(1,243)	(34.9%)
Foreign currency loss, net	(655)	(1,312)	(657)	(50.1%)
Other income	1,061	597	464	77.7%
Income tax provision	13,190	5,052	8,138	161.1%

Net sales increased approximately $35.7 million for the three months ended September 30, 2018, compared to the same period last year due to our past design wins, continued market-share gains at new and existing customers.

Cost of goods sold increased approximately $16.8 million for the three months ended September 30, 2018, compared to the same period last year.  As a percent of sales, cost of goods sold was 64% for the three months ended September 30, 2018 compared to 66% for the same period last year. Average unit cost decreased approximately 0.8% for the three months ended September 30, 2018, compared to the same period last year. For the three months ended September 30, 2018, gross profit increased approximately 19.6% when compared to the same period last year. Gross profit margin for the three month periods ended September 30, 2018 and 2017 was 35.9% and 33.8%, respectively. The increase in gross profit margin was related to favorable product mix, improved capacity utilization and the continued shift from six inch to eight inch wafer production at the Company’s Shanghai fabrication facility.

Operating expenses for the three months ended September 30, 2018 decreased approximately $3.3 million, or 4.5%, compared to the three months ended September 30, 2017. Selling, general and administrative expenses (“SG&A”) decreased approximately $1.1 million and research and development expenses (“R&D”) increased approximately $2.2 million. Amortization of acquisition related intangibles was relatively flat. SG&A, as a percentage of sales, was 13.2% and 15.3% for the three months ended September 30, 2018 and 2017, respectively. R&D, as a percentage of sales, was 7.0% and 7.1% for the three months ended September 30, 2018 and 2017, respectively.

Interest income increased 21.9% for the three months ended September 30, 2018 compared to the same period last year, due to the investment of excess cash in short-term investments. Interest expense decreased 34.9% for the three months ended September 30, 2018 compared to the same period last year. The decrease in interest expense for the three months ended September 30, 2018 was due to lower levels of debt partially offset by higher interest rates on the floating rate portion of the borrowings to effect the Pericom acquisition, in the fourth quarter of 2015. Foreign currency loss, net was a net loss of $0.7 million for the three months ended September 30, 2018 compared to a net loss of $1.3 million for the same period last year, reflecting the effectiveness of our currency hedges.

We recognized an income tax expense of approximately $13.2 million and $5.1 million for the three months ended September 30, 2018 and 2017, respectively. The increase in income taxes for 2018 compared to 2017 is attributable to the increase in pretax net income.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

	Percent of Net Sales
	Nine Months Ended September 30,
	2018	2017
Net sales	100%	100%
Cost of goods sold	(64)	(67)
Gross profit	36	33
Total operating expense	24	26
Income from operations	12	7
Total other expense	-	(2)
Income before income taxes and noncontrolling interest	12	5
Income tax provision	(4)	(1)
Net income	8	4
Net income attributable to common stockholders	8	4

The following table and discussion explains in greater detail our consolidated operating results and financial condition for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

	Nine Months Ended
	September 30,
	2018	2017	Increase/(Decrease)	% Change
Net sales	$899,543	$785,774	$113,769	14.5%
Cost of goods sold	578,466	525,377	53,089	10.1%
Gross profit	321,077	260,397	60,680	23.3%
Total operating expense	210,455	203,495	6,960	3.4%
Interest income	1,431	992	439	44.3%
Interest expense	(7,619)	(10,493)	(2,874)	(27.4%)
Foreign currency loss, net	(3,384)	(6,734)	(3,350)	(49.7%)
Other income	6,073	1,128	4,945	438.4%
Income tax provision	31,726	11,651	20,075	172.3%

Net sales increased approximately $113.8 million for the nine months ended September 30, 2018, compared to the same period last year, due to strong growth in the automotive and industrial markets, contributing to record revenue levels being reached in Europe and North America. For the three months ended September 30, 2018, automotive revenue and industrial revenue grew 27% and 325, respectively, when compared to the three months ended September 30. 2017.

Cost of goods sold increased approximately $53.1 million for the nine months ended September 30, 2018, compared to the same period last year.  As a percent of sales, cost of goods sold was 64% for the nine months ended September 30, 2018 compared to 67% for the same period last year. Average unit cost increased approximately 1.7% for the nine months ended September 30, 2018, compared to the same period last year. For the nine months ended September 30, 2018, gross profit increased approximately 23.3% when compared to the same period last year. Gross profit margin for the nine month periods ended September 30, 2018 and 2017 was 35.7% and 33.1%, respectively.  The increase in gross profit margin was related to favorable product mix, improved capacity utilization, and the continued shift from six inch to eight inch wafer production at the Company’s Shanghai fabrication facility.

Operating expenses for the nine months ended September 30, 2018 increased approximately $7.0 million, or 3.4%, compared to the same period last year. SG&A increased approximately $8.9 million and R&D increased approximately $6.6 million.  The increase in SG&A was partially driven by $2.6 million of expenses related to officer retirements, including cash payments and the costs from the acceleration of share-based vesting. Amortization of acquisition related intangibles was relatively flat. SG&A, as a percentage of sales, was 14.7% and 15.6% for the nine months ended September 30, 2018 and 2017, respectively. R&D, as a percentage of sales, was 7.2% and 7.4% for the nine months ended September 30, 2018 and 2017, respectively.

Interest income increased $0.4 million for the nine months ended September 30, 2018 compared to the same period last year, due to higher amounts of cash invested on a short-term basis.  The decrease in interest expense for the nine months ended September 30, 2018 was due to lower levels of debt partially offset by higher interest rates on the floating rate portion of the borrowings to effect the Pericom acquisition.  Expense related to foreign currency decreased $3.4 million, reflecting the effectiveness of our currency hedges, partially offset by losses due to stronger European and Great Britain currencies and the Taiwan dollar, when compared to the U.S. dollar.

We recognized an income tax expense of approximately $31.7 million and $11.7 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in income taxes for 2018 compared to 2017 is attributable to the increase in pretax net income.

Financial Condition

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, funds from operations and, if necessary, borrowings under our credit facilities. We currently have a U.S. banking credit facility (the “U.S. Credit Facility”) under which we may draw up to $250 million on a revolving basis, in addition to a $250 million term loan included in the U.S. Credit Facility.  The U.S. Credit Facility matures October 26, 2021.  The term loan portion of the U.S. Credit Facility is repayable in part through quarterly installments that increase over time from $4.7 million in the first three quarters of 2018 to $9.4 million per quarter in the final year of the U.S. Credit Facility. We may from time to time request increases in the aggregate commitments under the U.S. Credit Facility of up to $200 million, subject to the lenders electing to increase their commitments or by means of the addition of new lenders, and subject to at least half of each increase in aggregate commitments being in the form of term loans, with the remaining amount of each increase being an increase in the amount of the revolving portion of the U.S. Credit Facility.  The U.S. Credit Facility bears interest at LIBOR or similar indices plus a specified margin based on our consolidated leverage ratio.  The U.S. Credit Facility contains certain financial and non-financial covenants, including, but not limited to, a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and restrictions on liens, indebtedness, investments, fundamental changes, dispositions, and restricted payments (including dividends and share repurchases).  At September 30, 2018, we owed $162.2 million under the U.S. Credit Facility, $31.5 million of which was drawn under the revolving portion and $130.7 million of which was outstanding under the term loan.

In addition to our U.S. Credit Facility, we maintain credit facilities with several financial institutions through our foreign entities worldwide totaling $109.8 million as of September 30, 2018. As of September 30, 2018, in addition to the U.S. Credit Facility, our Asia subsidiaries had unused and available credit lines of up to an aggregate of approximately $97.1 million, under several uncommitted short-term revolving loan facilities with several financial institutions. Other than two Taiwanese credit facilities that are collateralized by assets, our foreign credit lines are unsecured, uncommitted, repayable on demand, terminable by the lender at any time and contain no restrictive covenants.  Our foreign credit lines bear interest at LIBOR or similar indices plus a specified margin. At September 30, 2018, $12.3 million was outstanding on these credit lines.  In addition to our credit lines, during 2018, our 60% owned subsidiary, ERIS Technology Corporation (“ERIS”), borrowed $4.7 million on a long-term basis in order to make an investment.  That investment was made in July 2018.  The $4.7 million loan, matures in 2033, but will be increasing over time to as much as $27.6 million, as the amount of investment grows.   See Note 13 - ERIS Acquisition in the Notes to Condensed Consolidated Financial Statements above, for a description of this investment by ERIS.

Our primary liquidity requirements have been to meet our inventory and capital expenditure needs and to fund on-going operations. At September 30, 2018 and December 31, 2017, our working capital was $385.6 million and $415.2 million, respectively. We expect cash generated by our operations together with existing cash, cash equivalents, short-term investments and available credit facilities to be sufficient to cover cash needs for working capital and capital expenditures for at least the next 12 months.

Capital expenditures for the nine months ended September 30, 2018 and 2017 were $64.1 million and $70.1 million, respectively.  For the first nine months of 2018 capital expenditures were approximately 7% of our net sales, which is in-line with our capital spending target range of 5% to 9% of net sales.  This increase in capital expenditures was to put capacity in place for the expected strong revenue growth in the remainder of 2018.

Our undistributed foreign earnings continue to be indefinitely reinvested in foreign operations, with limited exceptions related to earnings of European subsidiaries.  As of September 30, 2018, our foreign subsidiaries held approximately $179.7 million of cash, cash equivalents and investments of which approximately $82.2 million would be subject to a potential non-U.S. withholding tax if distributed outside the country in which the cash is currently held.  Of this total, $72.6 million is held in China.

As of September 30, 2018, we had short-term investments totaling $7.3 million. These investments are highly liquid with maturity dates greater than three months at the date of purchase. We generally can access these investments in a relatively short time frame but in doing so we generally forfeit all earned and future interest income.

Share Repurchase Program

During 2015, our Board of Directors (“Board”) approved a stock repurchase program.  The Board authorized the repurchase of up to an aggregate of $100.0 million of our outstanding Common Stock.  The share repurchase program is expected to continue through the end of 2019 unless extended or shortened by the Board.  Currently there is approximately $62.3 million available for repurchase of outstanding Common Stock under this publicly announced repurchase program.  No shares were repurchased during the three months ended September 30, 2018.

Discussion of Cash Flow

Our primary source of liquidity is cash flow from operations. Additional sources of liquidity are cash and cash equivalents, short-term investments and our credit facilities. Our cash and cash equivalents decreased from $203.8 million at December 31, 2017 to $150.3 million at September 30, 2018.

The table below sets forth a summary of the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2018	2017	Change
Cash flows from operating activities	$123,928	$106,340	$17,588
Net cash and cash equivalents used in investing activities	(74,093)	(64,968)	(9,125)
Net cash and cash equivalents used in financing activities	(97,957)	(97,846)	(111)
Effect of exchange rate changes on cash and cash equivalents	(6,039)	9,415	(15,454)
Net decrease in cash and cash equivalents, including restricted cash	$(54,161)	$(47,059)	$(7,102)

Operating Activities

Cash flows from operating activities for the nine months ended September 30, 2018 was $123.9 million.  Cash flows from operating activities resulted from net income of $75.4 million, depreciation and amortization of $76.9 million, share-based compensation of $16.0 million and a decrease in noncash working capital accounts of $43.7 million. Net cash provided by operating activities for the nine months ended September 30, 2017 was $106.3 million.  Net cash flow provided by operating activities resulted from net income of $30.1 million, depreciation and amortization of $70.2 million, share-based compensation of $13.9 million and a decrease in noncash working capital accounts of $7.7 million.

Investing Activities

Net cash and cash equivalents used in investing activities was $74.1 million for the nine months ended September 30, 2018. Net cash and cash equivalents used in investing activities was primarily due to the purchase of property, plant and equipment of $72.2 million during the nine months ended September 30, 2018. Net cash used in investing activities was $64.4 million for the nine months ended September 30, 2017. Net cash used in investing activities was primarily due to the purchase of property, plant and equipment of $81.9 million, and purchases of short-term investments of $9.7 million, partially offset by $27.9 million of proceeds received upon the maturity of short-term investments.

Financing Activities

Net cash and cash equivalents used in financing activities was $98.0 million for the nine months ended September 30, 2018. Net cash and cash equivalents used in the nine months ended September 30, 2018 consisted primarily of repayments of long-term debt, net of $104.2 million, taxes paid on net share settlement of $11.1 million, partially offset by proceeds from our short-term line of credit of $9.2 million, proceeds from a capital contribution in a partially owned subsidiary by a noncontrolling interest of $5.3 million and proceeds received upon the exercise of stock options of $4.9 million. Net cash used in financing activities was $97.8 million for the nine months ended September 30, 2017. Net cash used in 2017 consisted primarily of repayments of long-term debt of $109.6 million and payment of dividends to noncontrolling interests of $5.8 million, partially offset by proceeds from the issuance of Common Stock of $6.9 million.

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

Contractual Obligations

Other than commitments to purchase approximately $130.0 million of wafers describe in Note 8 – Commitments and Contingencies and the ERIS acquisition disclosed in Note 13- ERIS Acquisition in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q, there have been no material changes in our Contractual Obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 20, 2018.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer, Keh-Shew Lu, and Chief Financial Officer, Richard D. White, with the participation of our management, carried out an evaluation, as of September 30, 2018, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be included in this report is:

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

Changes in Controls over Financial Reporting

There was no change in our internal control over financial reporting, known to our Chief Executive Officer or Chief Financial Officer, that occurred in the three months ended September 30, 2018, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2018, the Company received a letter from the U.S. Environmental Protection Agency (the “EPA”) concerning potential violations under the Clean Air Act Amendments of 1990, which do not involve any actual discharge of materials into the environment, arising as a result of an inspection at our now-closed wafer fabrication facility in Lee’s Summit, Missouri.  The Company has received notice of a proposed civil penalty from the EPA in excess of $100,000 and continues to work with the EPA to resolve this matter. The Company does not expect that any settlement will have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

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

The U.S. government has recently imposed additional new or higher tariffs on specified products imported from China in response to what it characterizes as unfair trade practices. The U.S. government has also proposed higher tariffs beginning on January 1, 2019. China has responded by proposing new or higher tariffs on specified products imported from the United States.

Most of our products are manufactured in China and then a portion of those products are imported into the U.S. The impacts on us of the recently imposed tariffs are uncertain because of the dynamic nature of governmental actions and responses, as well as possible exemptions for certain products. If the U.S. and China are able to negotiate the issues to restore a mutually advantageous and fair trading regime, the increased tariffs could be eliminated, but given the uncertainties, there can be no assurance of whether, or when, this will be accomplished. We have taken actions, and may take additional steps, to mitigate those impacts and protect our competitive position in the marketplace.  If we determine to pass some or all of these new tariff burdens on to our customers, the result may be a degradation of our competitive position and a loss of customers that would adversely affect our operating performance. It is not clear at this time what the ultimate outcome of these tariff actions and our mitigation efforts will be, but given the importance of our Chinese operations and related sales, and the impacts of existing and possible future restrictions with regard to transactions with Chinese entities, it is very possible that our operating results and/or financial condition may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-K	February 20, 2018	3.1
3.2	Amended By-laws of the Company as of January 6, 2016	8-K	January 11, 2016	3.1
4.1	Form of Certificate for Common Stock, par value $0.66 2/3 per share	S-3	August 25, 2005	4.1
10.1	Consent to Credit Agreement				X
10.2	Amendment to Dinghong Building Lease Agreements between Shanghai Kaihong Electronic Co. Ltd. and Shanghai Dinghong Electronic Co., Ltd.				X
10.3	Amendment to Yuanhao Building Lease Agreements between Shanghai Kaihong Technology Company Limited and Shanghai Yuanhao Electronic Co. Ltd.				X
10.4	Termination Agreement to Dinghong Male Dorm Building Lease Agreement between Shanghai Kaihong Electronic Co. Ltd. and Shanghai Dinghong Electronic Co., Ltd.				X
10.5	Termination Agreement to Dinghong Female Dorm Building Lease Agreement between Shanghai Kaihong Electronic Technology Co, Limited and Shanghai Dinghong Electronic Co. Ltd.				X
10.6	Power Account Transfer Agreement between Shanghai Kaihong Technology Company Limited and Shanghai YuanHao Co.				X
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification Pursuant to Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X
*

A certification furnished pursuant to Item 601(b)(32) of the Regulation S-K will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

DIODES INCORPORATED
(Registrant)

November 6, 2018	By: /s/ Keh-Shew Lu
Date	KEH SHEW LU
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2018	By: /s/ Richard D. White
Date	RICHARD D. WHITE
Chief Financial Officer and Secretary
(Principal Financial Officer)

November 6, 2018	By: /s/ Brett R. Whitmire
Date	BRETT R. WHITMIRE Corporate Controller
(Principal Accounting Officer)